Form 10-Q
period 1996-03-31
GOLDEN STAR RESOURCES LTD
filed 1996-05-15
CIK 903571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   __________

                                   FORM 10-Q
                                   __________

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period ended March 31, 1996

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________.
                         Commission file number 0-21708


                           GOLDEN STAR RESOURCES LTD.
             (Exact Name of Registrant as Specified in Its Charter)

           Canada                                            98-0101955
(State or other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

     One Norwest Center, 1700
           Lincoln Street,
    Suite 1950, Denver, Colorado                                 80203
(Address of Principal Executive Office)                        (Zip Code)

                                 (303) 830-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days      Yes  [X]  No [_]

Number of Common Shares outstanding as of May 10, 1996:  25,054,253.

                           GOLDEN STAR RESOURCES LTD.

                                     INDEX


Part I - Financial Information

     Item 1. Financial Statements..........................................    1

     Item 2. Management's Discussion and Analysis of Financial Condition,
             Results of Operations and Recent Developments.................   13


Part II - Other Information

     Item 1. Legal Proceedings.............................................   18

     Item 6. Exhibits and Reports on Form 8-K..............................   18


Signatures.................................................................   19

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)

                                                                   (Unaudited)
                                                                 As of March 31,               As of December 31,
ASSETS                                                               1996                           1995
                                                                  ------------                  -------------
CURRENT ASSETS
     Cash and short-term investments                              $ 25,537                        $   9,498
     Marketable securities, at cost which
      approximates market                                              800                              800
     Accounts receivable                                             3,265                            4,200
     Inventories                                                     1,782                            1,132
     Other assets                                                      517                              444
                                                                  --------                        ---------
          Total Current Assets                                      31,901                           16,074

RESTRICTED CASH                                                      2,465                            2,465
DEFERRED EXPLORATION                                                55,030                           51,447
INVESTMENT IN OMAI GOLD MINES LIMITED                                3,798                            3,798
FIXED ASSETS                                                         4,090                            3,627
OTHER ASSETS                                                             1                              198
                                                                  --------                        ---------
          Total Assets                                            $ 97,285                        $  77,609
                                                                  ========                        =========

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilties                      $  3,582                        $   3,925
     Accrued wages and payroll taxes                                   996                            1,057
                                                                  --------                        ---------
          Total Current Liabilities                                  4,578                            4,982

OTHER LIABILITIES                                                       35                               36
                                                                  --------                        ---------
          Total Liabilities                                          4,613                            5,018
                                                                  --------                        ---------

MINORITY INTEREST                                                    8,825                            4,203
                                                                  --------                        ---------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                      121,528                          106,344
     (Common shares, without par value, unlimited shares
      authorized.   Shares issued and outstanding:
      March 31, 1996- 24,844,203;
      December 31, 1995 - 22,769,872)

      Stock option loans                                            (2,642)                          (1,170)
DEFICIT                                                            (35,039)                         (36,786)
                                                                  --------                        ---------
      Total Shareholders' Equity                                    83,847                           68,388
                                                                  --------                        ---------
                 Total Liabilities and Shareholder's Equity       $ 97,285                        $  77,609
                                                                  ========                        =========

 The accompanying notes are an integral part of these consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)
                                  (Unaudited)


                                                                  Three Months Ended                  Three Months Ended
                                                                    March 31, 1996                      March 31, 1995
                                                                  ------------------                  ------------------
REVENUE
       Precious metals sales                                          $   838                              $   865
       Interest and other                                                 212                                  393
                                                                      -------                              -------
                                                                        1,050                                1,258
                                                                      -------                              -------

COSTS AND EXPENSES
       Cost of goods sold                                               1,180                                1,512
       Depreciation                                                       295                                  142
       General and administrative                                       1,970                                1,850
       Exploration expense                                                 13                                    -
       Abandonment of mineral properties                                    -                                  155
       Foreign exchange loss                                               77                                   11
                                                                      -------                              -------
                                                                        3,535                                3,670
                                                                      -------                              -------

PROFIT (LOSS) BEFORE THE UNDERNOTED                                    (2,485)                              (2,412)


Gain on subsidiary's issuance of common stock                           3,783                                1,649
Omai preferred share redemptions                                            -                                  252
                                                                      -------                              -------
Net profit (loss) before minority interest                              1,298                                 (511)
Minority interest loss                                                    449                                  194
                                                                      -------                              -------

NET PROFIT (LOSS)                                                     $ 1,747                              $  (317)
                                                                      =======                              =======

NET PROFIT (LOSS) PER SHARE                                           $  0.07                              $ (0.01)
                                                                      =======                              =======

 The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Stated in thousands of United States Dollars)
                                  (Unaudited)


                                                                    Three Months Ended                   Three Months Ended
                                                                      March 31, 1996                       March 31, 1995
                                                                    -----------------                    ------------------
OPERATING ACTIVITIES:
     Net profit (loss)                                                  $ 1,747                               $  (317)
     Reconciliation of net income to net cash in operations:
          Depreciation                                                      295                                   142
          Premium on Omai Preferred
           Share Redemptions                                                  -                                  (252)
          Abandonment of mineral
                properties                                                    -                                   155
          Gain on issuance of common
           stock by subsidiary                                           (3,783)                               (1,649)
          Minority interest                                                (449)                                 (194)
     Changes in non-cash operating                                         (191)                                 (339)
      working capital                                                   -------                               -------
           Net Cash Flows Used in Operating Activites                    (2,381)                               (2,454)
                                                                        -------                               -------

INVESTING ACTIVITIES:
  Expenditures on mineral properties,
   net of joint venture     recoveries                                   (3,583)                               (6,184)

  Equipment purchases                                                      (758)                                 (137)
  Omai Preferred Share Redemption                                             -                                   461
  Other assets and investments                                                7                                   621
                                                                        -------                               -------
            Net Cash Flows Used in                                       (4,334)                               (5,239)
             Investing Activities                                       -------                               -------

FINANCING ACTIVITIES:
  Proceeds from issuance of                                               9,021                                 8,228
   subsidiary's stock
  Offering costs of subsidiary                                             (126)                                 (928)
  Increase in minority interest                                             147                                   587
  Issuance of share capital and                                          12,897                                   442
   warrants, net
  Issuance of share capital under                                         2,287                                   103
   options
  Stock option loan additions                                            (1,472)                                    -
  Other                                                                       -                                   (22)
                                                                        -------                               -------
            Net Cash Flows Provided by                                   22,754                                 8,410
             Financing Activities                                       -------                               -------

Increase in cash                                                         16,039                                   717
Cash and short-term investments,                                          9,498                                34,387
 beginning of period                                                    -------                               -------
Cash and short-term investments, end of                                 $25,537                               $35,104
 period                                                                 =======                               =======

  The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

These financial statements and notes thereto should be read in conjunction with the financial statements and related notes included in the annual report on Form 10-K for Golden Star Resources Ltd. (the "Company") for the fiscal year ended December 31, 1995 on file with the Securities and Exchange Commission and with the Ontario Securities Commission (hereinafter referred to as "the Company's 1995 10-K"). All amounts are in United States dollars unless otherwise stated.

The unaudited financial statements as of March 31, 1996 and 1995, and for the three months ended March 31, 1996 and 1995, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

Investments in marketable securities are stated at cost which approximates market value and are capable of reasonably prompt liquidation.

(1) INVENTORIES


                                       March 31,    December 31,
                                         1996           1995
                                       -------        -------
     Precious Metals Inventory         $   870        $   383
     Materials and Supplies                912            749
                                       -------        -------
                                       $ 1,782        $ 1,132
                                       =======        =======

(2) FIXED ASSETS



                                      March 31,      December 31,
                                         1996           1995
                                       -------        -------
     Building                          $   921        $   903
     Machinery & Equipment               4,994          4,254
                                       -------        -------
                                         5,915          5,157

     Accumulated Depreciation           (1,825)        (1,530)
                                       -------        -------
                                       $ 4,090        $ 3,627
                                       =======        =======

- ------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

(3) DEFERRED EXPLORATION


                                            Deferred                                                             Deferred
                                          Exploration                                                          Exploration
                                          Expenditures  Capitalized   Capitalized    Joint                     Expenditures
                                              as at     Exploration   Acquisition   Venture        Property        as at
                                          Dec 31, 1995  Expenditures  Expenditures  Recoveries   Abandonments  March 31, 1996
                                        =====================================================================================
GUYANA
     Eagle Mountain                           $    38             -             -           -              -         $    38
     Quartz Hill                                1,347             -             -           -              -           1,347
     Upper Potaro Diamond
        Reconnaissance                            836             -             -           -              -             836
     Mazaruni / Upper Mazaruni
        Diamond Reconnaissance                  2,028            16             -           -              -           2,044
     Wenamu Gold
        Reconnaissance                            512           113           276           -              -             901
     Wenamu Diamond
      Reconnaissance                                -           359            76           -              -             435

     Five Stars / Five Stars Gold
        Reconnaissance                          3,651             -             -           -              -           3,651
     Five Stars Diamond
        Reconnaissance                            389             -             -           -              -             389
     Other                                      1,171           213             -           -              -           1,384
                                        ------------------------------------------------------------------------------------
                     Sub-total                  9,972           701           352           -              -          11,025
                                        ------------------------------------------------------------------------------------
SURINAME
     South Benzdorp                             2,842           152             -           -              -           2,994
     Gross Rosebel                              6,286         1,311             -      (1,311)             -           6,286
     Headley's Right of
      Exploration                                 311             -             -           -              -             311

     Thunder Mountain                             405            43             -           -              -             448
     Saramacca                                  1,255           178             -           -              -           1,433
     Other                                        357           303            10           -              -             670
                                        ------------------------------------------------------------------------------------
                     Sub-total                 11,456         1,987            10      (1,311)                        12,142
                                        ------------------------------------------------------------------------------------


- ------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


                                            Deferred                                                             Deferred
                                          Exploration                                                          Exploration
                                          Expenditures  Capitalized   Capitalized    Joint                     Expenditures
                                              as at     Exploration   Acquisition   Venture        Property       as at
                                          Dec 31, 1995  Expenditures  Expenditures  Recoveries   Abandonments  March 31, 1996
                                        =====================================================================================
FRENCH GUIANA
(GUYANOR RESSOURCES S.A.)
     Dorlin                                      609            89             -         (89)             -             609
     St-Elie                                   1,973           472             -        (472)             -           1,973
     Yaou                                      6,991            85             -         (85)             -           6,991
     SOTRAPMAG /
        Paul Isnard                            4,790           226             -        (244)             -           4,772
     Dachine                                     449           217             -        (176)             -             490
     Other                                     1,295            74             -         (37)             -           1,332
                                        -----------------------------------------------------------------------------------
                     Sub-total                16,107         1,163             -      (1,103)             -          16,167
                                        -----------------------------------------------------------------------------------
AFRICA (PAN AFRICAN
RESOURCES CORPORATION)
     Gabon / Eteke                             5,247           191             -           -              -           5,438
     Ivory Coast / Comoe                       2,859           216             -           -              -           3,075
     Mali / Dioulafoundou                      1,940           261            56           -              -           2,257
     Mali / Melgue                                 -            45             -           -              -              45
     Ethiopia / Dul                            2,635           380             -           -              -           3,015
     Eritrea / Galla Valley                      426            13                                                      439
     Other                                         -            46             -           -              -              46
                                        -----------------------------------------------------------------------------------
                     Sub-total                13,107         1,152            56           -              -          14,315
                                        -----------------------------------------------------------------------------------
LATIN AMERICA (SOUTHERN STAR RESOURCES
 LTD.)
     Brazil                                      415           455             -           -              -             870
     Bolivia                                     377           121             -           -              -             498
                                        -----------------------------------------------------------------------------------
                     Sub-total                   792           576             -           -              -           1,368
                                        -----------------------------------------------------------------------------------
OTHER                                             13             -             -           -              -              13
                                        -----------------------------------------------------------------------------------
TOTAL                                        $51,447        $5,579          $418     $(2,414)             -         $55,030
                                        ===================================================================================

The recoverability of amounts shown for deferred exploration is dependent upon the sale or discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the development, and upon future profitable production or proceeds from the disposition

- ------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

thereof. The amounts deferred represent costs to be charged to operations in the future and do not necessarily reflect the present or future values of the properties.

(4)  INVESTMENT IN OMAI GOLD MINES LIMITED

Details regarding the Company's investment in the common and preferred share equity of Omai Gold Mines Ltd. and its share of equity losses not recorded for the year ended December 31, 1995 and the quarter ended March 31, 1996 are as follows:

                                              Common  Preferred
                                              Shares   Shares
                                              ------  ---------

     December 31, 1995                        $    -  $  $3,798
     Less:
     Preferred Share Redemption                    -          -
     Add:
     Premium on Preferred Share Redemption         -          -
                                              ------  ---------
     March 31, 1996                           $    -  $  $3,798
                                              ======  =========

The Company's share of Accumulated Losses at:
     December 31, 1995   ($3,401)
                         ========
     March 31, 1996      ($3,846)
                         ========

The Company received no proceeds from redemption of preferred shares during the quarter ended March 31, 1996.

(5)  PAN AFRICAN RESOURCES CORPORATION PRIVATE PLACEMENT AND AMALGAMATION

On February 5, 1996, Pan African Resources Corporation, a Yukon company ("PARC Yukon"), completed a private placement of 13.2 million units at Cdn$1.00 per unit. Each unit consisted of one common share and one-half of one common share purchase warrant of PARC Yukon. Each whole warrant entitles the holder to purchase one common share of PARC Yukon at Cdn$1.25 until November 1, 1996. The private placement generated net proceeds of approximately $9.0 million after payment of commissions and expenses. Because the price per common share issued exceeded the net book value per common share, a gain of approximately $3.8 million was recorded by the Company in the first quarter of 1996.

On February 6, 1996, PARC Yukon was amalgamated under the Yukon Business Corporation Act with Humlin Red Lake Mines Limited ("Humlin"), an Ontario corporation. As a result of the private placement and the amalgamation, the Company now holds approximately 60% of the 45.3 million outstanding shares of PARC, the amalgamated company. PARC, as a result of the amalgamation, became a publicly traded company in Canada on February 8, 1996, with its common shares quoted on the Canadian Dealing Network.

Prior to the amalgamation with Humlin, indebtedness totaling $12.3 million owed by PARC Barbados to the Company as of December 11, 1995, was converted by the Company, under the terms of two convertible debentures between PARC Barbados and the Company, into 24.9 million common shares

- ------------------------------------------------------------
(UNAUDITED)
(ALL tabular amounts in thousands of United States Dollars)

of PARC Barbados. Upon completion of these loan conversions, 24.9 million PARC Barbados shares held by the Company were surrendered for cancellation in exchange for the issuance to the Company of 7.975 million warrants of PARC Barbados, each warrant entitling the Company to purchase one share of PARC Barbados at Cdn$1.50 until July 15, 1997. After the PARC Amalgamation, the PARC Barbados warrants were surrendered to PARC Barbados in exchange for the issuance by PARC to the Company of 7.975 million PARC Series B warrants. Each PARC Series B warrant entitles the Company to purchase one PARC common share at Cdn$1.50 until July 15, 1997. In addition, the Company forgave indebtedness owed to it by PARC Barbados of $0.3 million, incurred for funding of PARC Barbados' exploration activities from December 1995 through completion of the private placement.

(6)  CHANGES TO SHARE CAPITAL

During the three months ended March 31, 1996, 293,619 shares were issued for options previously granted under the Company's Employees' Stock Option Plan.

GOLDEN STAR UNIT OFFERING

On March 6, 1996, the Company effected a public offering in Canada of 1.75 million units at a price of Cdn$10.50 per unit for total proceeds of $12.9 million (Cdn$18.375 million). Each unit consisted of one common share and one-half a common share purchase warrant. Each whole warrant is exercisable into one common share of the Company until March 1997 at a price of Cdn$11.00.

STOCK BONUS PLAN

On February 1, 1995, a total of 95,000 bonus common shares were issued to three employees of the Company under the Bonus Plan. These bonus common shares are being distributed in accordance with a specific distribution schedule. Each distribution will be conditional upon such person being in the employ of the Company at the time of the distribution. In connection with the bonus common shares allocated to them, two of the employees will also be entitled to receive from the Company an amount equal to any applicable income taxes which may be payable by them as a result of the issuance of such bonus common shares. Compensation expense related to the shares distributed during the three months ended March 31, 1996 of $43,802 is included in the determination of net income for the period.

On January 1, 1996, bonuses totaling $0.2 million were declared for certain employees under the Bonus Plan as compensation for 1995. A total of 30,712 common shares were issued in January 1996 pursuant to the January 1, 1996 bonuses. In connection with the bonus common shares allocated to them, each of the employees is responsible to pay any applicable income taxes which may be payable by them as a result of the issuance of such bonus common shares.

(7)  EARNINGS PER SHARE

Earnings per share is computed by dividing net profit (loss) by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share is computed by dividing net profit (loss) by the weighted average fully diluted shares, which include common share

- ------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

equivalents during the period. As of March 31, 1996, fully diluted outstanding shares were 29,713,957. Fully diluted earnings per share for the three months ended March 31, 1996 is $0.06.

Common share equivalents are not included for 1995 as the effect would be antidilutive.

(8)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with generally accepted accounting principles in the United States. Differences which materially affect these consolidated financial statements are:

(a) For United States GAAP ("U.S. GAAP"), exploration and general and administrative costs related to projects are normally charged to expense as incurred. As such, the majority of costs charged to Exploration Expense and Abandonment of Mineral Properties under Canadian GAAP would have been charged to earnings in prior periods under U.S. GAAP. Property acquisition costs are capitalized for both Canadian and U.S. GAAP.

(b) For periods prior to May 15, 1992 (the "Amalgamation"), the Company's reporting currency was the Canadian dollar. Subsequent to the Company's Amalgamation and moving of corporate headquarters to the United States, the reporting currency was changed to the U.S. dollar. As such, for the financial statements for periods prior to May 15, 1992, the Company's financial statements were translated into U.S. dollars using a translation of convenience. U.S. GAAP requires translation in accordance with the current rate method.

(a) Under U.S. GAAP, the investment in Omai Gold Mines Limited would have been written off in prior years and, therefore, the entire Omai Preferred Share Redemption would have been included in income. Under Canadian GAAP, a portion of the Omai Preferred Share Redemption is included in income with the remainder reducing the carrying value of the Company's preferred stock investment.

(d) U.S. GAAP requires that compensation expense be recorded for the excess of the quoted market price over the option price granted to employees and directors under stock option plans. Under Canadian GAAP, no compensation expense is recorded for such awards.

(e) Canadian GAAP allows classification of investments which are capable of reasonably prompt liquidation as current assets. As such, all of the Company's investments are included under the caption "short-term investments" on the balance sheet under current assets. U.S. GAAP requires classification as current or long term assets based upon the anticipated maturity date of such instruments.

(f) The gains on subsidiary's issuance of common stock recorded under Canadian GAAP in respect of the Guyanor initial public offering in 1995 and the PARC private placements in 1995 and 1996 (as discussed in Note 5) is not appropriate under U.S. GAAP.

- ------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

(g) The Company eliminated its accumulated deficit through the amalgamation (defined as a quasi-reorganization under U.S. GAAP) effective May 15, 1992. Under U.S. GAAP, the cumulative deficit was greater than the deficit under Canadian GAAP due to the write-off of certain deferred exploration costs described in (a) above.

(a) Under U.S. GAAP, cash (and cash equivalents) includes bank deposits, money market instruments, and commercial paper with original maturities of three months or less. Canadian GAAP permits the inclusion of temporary investments with maturities greater than 90 days in cash.

(i) Under U.S. GAAP, available-for-sale securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of shareholders' equity. Fair value is determined by quoted market prices. At March 31, 1996, the Company held one type of available-for-sale security.

Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:

                                            For the three months ended
                                          March 31, 1996   March 31, 1995
                                          ---------------  ---------------

Net profit (loss) under Canadian GAAP            $ 1,747          $  (317)
Net effect of the deferred exploration
 expenditures on loss for the period (a)          (3,165)          (6,059)

Effect of recording compensation
 expense under stock option plans (d)                (34)             (50)

Reversal of the gain on subsidiary's
 issuance of common stock                         (3,783)          (1,649)

Effect of Omai preferred share                         -              209
 redemption (c)                                  -------          -------
Loss under U.S. GAAP before minority
 interest                                         (5,235)          (7,866)
Adjustment to minority interest                      182              693
                                                 -------          -------
Loss under U.S. GAAP                             $(5,053)         $(7,173)
                                                 =======          =======
Loss per share under U.S. GAAP                   $( 0.20)         $( 0.32)
                                                 =======          =======


- ------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEET

                                               As of March 31, 1996           As of December 31, 1995
                                           -----------------------------   ------------------------------
                                            Canadian GAAP      U.S. GAAP     Canadian GAAP      U.S. GAAP
                                           --------------      ---------   ----------------     ---------
Cash (h)                                  $ 17,144              $ 17,144       $  5,800         $  3,320
Short term investments (e)                   8,393                 6,893          3,698            2,480
Marketable securities (i)                      800                   928            800              927
Other current assets                         5,564                 5,564          5,776            5,776
Restricted cash                              2,465                 2,465          2,465            2,465
Deferred exploration (a)                    55,030                15,986         51,447           15,568
Investment in Omai Gold
   Mines Limited (c)                         3,798                     -          3,798                -
Long-term investments (e)                        -                 1,500              -            3,698
Other assets                                 4,091                 4,091          3,825            3,825
                                          --------              --------       --------         ---------
            Total Assets                  $ 97,285              $ 54,571       $ 77,609         $ 38,059
                                          ========              ========       ========         =========

Liabilities                                  4,613                 4,613          5,018            5,018
Minority interest (a)                        8,825                 7,408          4,203            2,968
Share capital, net of stock option
   loans (g)                               118,886               112,025        105,174           94,496
Cumulative translation
   adjustments (b)                               -                 1,595              -            1,595
Accumulated unrealized gains on
 investments (i)                                 -                   128              -              127

Deficit (a) (c) (d) (f)                    (35,039)              (71,198)       (36,786)         (66,145)
                                          --------              --------       --------         --------
            Total Liabilities and
            Shareholders' Equity          $ 97,285              $ 54,571       $ 77,609         $ 38,059
                                          ========              ========       ========         ========

STATEMENTS OF CASH FLOWS
                                              OPERATING             INVESTING              FINANCING
NET CASH PROVIDED BY (USED IN):               ACTIVITIES            ACTIVITIES            ACTIVITIES
                                          ------------------   -------------------    ------------------
                                          Canadian    U.S.     Canadian      U.S.     Canadian    U.S.
                                            GAAP      GAAP       GAAP        GAAP       GAAP      GAAP
                                          --------   -------   ---------   --------   --------  ---------
For the three months ended
   March 31, 1996                          ($2,381)  ($5,399)    ($4,334)   ($3,382)   $22,754   $ 22,605
For the three months ended    March 31,
 1995                                      ($2,454)  ($1,294)    ($5,239)  $  1,905    $ 8,410   $  8,307

The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (f) and the following non-cash items:

- ------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

     U.S. GAAP does not permit the presentation of non-cash items in investing or financing activities in the consolidated statements of cash flows. Non-cash items in investing activities were $0 for the three months ended March 31, 1996, and $772 for the year ended December 31, 1995.


NEW ACCOUNTING STANDARDS

In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. Management does not believe that adoption of SFAS No. 121 would have a material impact on its U.S. GAAP disclosures.

In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. Management anticipates electing the disclosure option under the standard for its annual U.S. GAAP disclosures for the year ended December 31, 1996.

(9)  SUBSEQUENT EVENTS

On April 22, 1996, the Company and PARC announced the signing of an Exploration License Agreement (the "Exploration License") with the Government of Eritrea, represented by the Ministry of Energy, Mines and Water Resources, over the Galla Valley property. The initial period of the Exploration License is three years. The Company and PARC have committed to spend $1.25 million on exploration of the property in the first year of the Exploration License. As part of the Exploration License, the Company and PARC are required to provide the Ministry of Energy, Mines and Water Resources within 60 days from the date of signing, a bank guarantee in an amount equal to the minimum expenditure obligation (approximately $1.25 million) for the first year of the initial three-year exploration period.

On May 14, 1996, the Company announced that its subsidiary Southern Star Resources Ltd. ("Southern Star") signed the final document with Companhia Vale do Rio Doce ("CVRD") for the Andorinhas project in Brazil. Southern Star has also reached agreement with certain of the principal landowners in the Andorinhas district for an option to purchase certain surface rights and assets. Under the agreement with CVRD, Southern Star must match CVRD's previous exploration expenditures of approximately $5.5 million, as well as 50% of any additional costs required to complete a positive feasibility study to earn a 50% interest in the Andorinhas project, subject to final approval of the Brazilian government. Southern Star must also effect agreements with additional landowners which may be necessary to conduct its exploration activities.

(10) COMMITMENTS AND CONTINGENCIES

Letters of Credit and Guarantee

On July 26, 1995, the Company entered into a $2.15 million letter of credit application and agreement (the "Letter of Credit Documents") with a major commercial bank (the "Bank"). Pursuant to the Letter of Credit Documents, the Bank issued an irrevocable standby letter of credit in favor of The Commercial Bank of Ethiopia ("CBE"). Based on the letter of credit, the CBE, in turn, issued a bank guarantee or performance bond for the benefit of the Ministry of Mines and Energy for Ethiopia ("MMEE") guaranteeing the first year's exploration program at the Dul Project in Ethiopia. The CBE performance bond (and, concurrently, the Bank letter of credit) may be drawn upon following the end of the first exploration year (April 30, 1996) in the event the Company fails to expend a minimum of $2.15 million on the first year's exploration program previously submitted by the Company and approved by the MMEE, but only in the amount of the difference between the amount actually spent and $2.15 million. The performance bond expires on September 30, 1996, subject to one possible

- ------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

extension of 90 days, and the Bank letter of credit expires 15 days after the performance bond. The Company has provided cash collateral in the amount of $2.15 million for the letter of credit. The Company is currently negotiating with the Ethiopian government for a release of collateral securing this letter of credit in the amount of exploration expenditures made to date under the Company's obligations.

The Company expects to provide a bank guarantee in 1996 for $1.25 million with respect to the Exploration License for the Galla Valley Property (see Note 9).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND RECENT DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). For U.S. GAAP reconciliation see attached financial statement Note 8.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995

During the first quarter of 1996, the Company reported a net profit of $1.7 million as compared to a net loss of $0.3 million for the first quarter of 1995. This amount reflected a gain on issuance of common stock of Pan African Resources Corporation of $3.8 million realized on February 5, 1996, offset by increased expenditures for administration.

Total revenues of $1.1 million for the first quarter of 1996 (as compared to $1.3 million the first quarter of 1995) decreased slightly due to reduced gold sales in French Guiana from Societe de Travaux Publics et de Mines Auriferes en Guyane ("SOTRAPMAG"), with interest and other income decreased from the prior period due to reduced average cash balances invested.

Costs of goods sold decreased by $0.3 million as a result of the reduced production of gold in French Guiana by SOTRAPMAG. Revenue from gold sales for the first quarter of 1996 was $0.8 million at an average realized gold price of $402 per ounce sold. Cash operating costs amounted to $566 per ounce sold. Total gold production at SOTRAPMAG in the first quarter of 1996 was 64,206 grams (approximately 2,064 oz). SOTRAPMAG's cost of goods sold exceeded revenues in the first quarter of 1996 by $0.3 million. Construction of a new processing plant continued during the first quarter of 1996 with approximately $0.5 million spent on improvements in infrastructure and mining and recovery processes in order to increase production and lower unit operating costs. The Company will continue to evaluate the profitability and performance of SOTRAPMAG's operations and implement actions as necessary to eliminate operating losses.

General and administrative expenditures of $2.0 million (as compared to $1.8 million in the previous period) increased reflecting the necessary growth in the Company's level of support to service the increased size of the portfolio of exploration projects throughout the world. Depreciation expense increased as a result of an increase in the depreciable asset base through the asset additions in 1995 and the first quarter of 1996.

- ------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

Omai Gold Mines Limited ("OGML"), in which the Company maintains a 30% common share equity interest, reported a net loss of $1.4 million for the first quarter of 1996 compared to a net loss of $0.8 million in the first quarter of 1995. Losses resulted from the suspension of operations at Omai due to a failure in the tailings dam in August 1995. The resumption of operations during the first quarter of 1996 allowed for the production of 27,204 ounces of gold (64,435 ounces in the first quarter of 1995). OGML anticipates gradually improving results over the remaining quarters of 1996 as the Omai operation regains full access to the Fennell pit by mid year and benefits from the mill expansion into the second half of this year. There were no redemptions of Class "I" preferred shares during the three months ended March 31, 1996, as compared to $0.5 million during the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company held cash and short term investments of $25.5 million ($35.1 million as of March 31, 1995) and working capital of $27.3 million ($36.0 million as of March 31, 1995). The decrease in cash resources and working capital resulted from expenditures on the Company's exploration activities during 1995 and the first quarter of 1996, offset by the proceeds from the PARC private placement ($9.0 million in February 1996) and the Company's unit offering ($12.9 million in March 1996).

Other sources of funding during the first quarter of 1996 included the exercise of stock options for proceeds of $2.3 million and joint venture arrangements which provided $2.5 million in cash recoveries of exploration expenditures.

Product and supplies inventories, accounts receivables and other current assets decreased $0.2 million during the quarter in the aggregate reflecting payments made by joint venture partners, the absence of Preferred Share Redemptions from OGML during the 1995 first quarter and the continued exploration and development of the Company's existing projects.

Cash used in investing activities of $4.3 million for the three months ended March 31, 1996 as compared to $5.2 million for the three months ended March 31, 1995 decreased primarily due to the increase in joint venture recoveries related to the Company's operations in French Guiana.

Cash provided by financing activities of $22.8 million for the three months ended March 31, 1996 increased by $14.4 million as compared to $8.4 million for the three months ended March 31, 1995. The increase results from the Company's unit offering and the PARC private placement. Share capital increased by $15.2 million for the three months ended March 31, 1996 compared with $0.5 million during the three months ended March 31, 1995, reflecting proceeds from the exercise of stock options and the unit offering.

Africa (Pan African Resources Corporation)

Total exploration and acquisition expenditures in Africa for the first quarter of 1996 amounted to $1.2 million, and primarily reflect expenditures on exploration activities in the Ivory Coast, Mali, Ethiopia and Gabon. General and administrative expenditures for the first quarter of 1996 totaled $0.5 million.

- ------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

Pan African Resources Corporation Private Placement and Amalgamation

On February 5, 1996, Pan African Resources Corporation, a Yukon company ("PARC Yukon"), completed a private placement of 13.2 million units at Cdn$1.00 per unit. Each unit consisted of one common share and one-half of one common share purchase warrant of PARC Yukon. Each whole warrant entitles the holder to purchase one common share of PARC Yukon at Cdn$1.25 until November 1, 1996. The private placement generated net proceeds of approximately $9.0 million after payment of commissions and expenses. Because the price per common share issued exceeded the net book value per common share, a gain of approximately $3.8 million was recorded by the Company.

On February 6, 1996, PARC Yukon was amalgamated under the Yukon Business Corporation Act with Humlin Red Lake Mines Limited ("Humlin"), an Ontario corporation. As a result of the private placement and the amalgamation, the Company now holds approximately 60% of the 45.3 million outstanding shares of PARC, the amalgamated company. PARC, as a result of the amalgamation, became a publicly traded company in Canada on February 8, 1996, with its common shares quoted on the Canadian Dealing Network.

Prior to the amalgamation with Humlin, indebtedness totaling $12.3 million owed by PARC Barbados to the Company as of December 11, 1995 was converted by the Company, under the terms of two convertible debentures between PARC and the Company, into 24.9 million common shares of PARC Barbados. Upon completion of these loan conversions, 24.9 million PARC Barbados shares held by the Company were surrendered for cancellation in exchange for the issuance to the Company of
7.975 million warrants of PARC Barbados, each warrant entitling the Company to purchase one share of PARC Barbados at Cdn$1.50 until July 15, 1997. After the PARC Amalgamation, the PARC Barbados warrants were surrendered to PARC Barbados in exchange for the issuance by PARC to the Company of 7.975 million PARC Series B warrants. Each PARC Series B warrant entitles the Company to purchase one PARC common share at Cdn$1.50 until July 15, 1997. In addition, the Company forgave indebtedness owed to it by PARC of $0.3 million, incurred for funding of PARC's exploration activities from December 1995 through completion of the private placement.

On March 28, 1996, PARC was advised that the Company was granted nine mineral exploration permits in the Ivory Coast covering a total of 2,104 km/2/. These permits are in addition to the Kregbe permit covering 225 km/2 /granted December 13, 1995. All permits granted result from an agreement signed in January 1995 providing exclusive rights to a 15,000 km/2/ (3.71 million acre) area in eastern Ivory Coast over which PARC completed a comprehensive program of geophysical, geochemical and geological investigation in 1995. By November of 1995, the Company had applied for 14 exploration permits aggregating 3,750 km/2/. Ten of the 14 permits have now been granted. The Company will transfer those permits to PARC, subject to government approval, as soon as possible.

On April 22, 1996, the Company and PARC announced the signing of an Exploration License Agreement (the "Exploration License") with the Government of Eritrea, represented by the Ministry of Energy, Mines and Water Resources, over the Galla Valley property. The initial period of the Exploration License is three years. The Company and PARC have committed to spend $1.25 million on exploration of the property in the first year of the Exploration License. As part of the Exploration License, the Company and PARC are required to provide the Ministry of Energy, Mines and Water Resources within 60 days from the date of signing, a bank guarantee in an amount equal to the minimum expenditure obligation (approximately $1.25 million) for the first year of the initial three-year exploration period.

French Guiana (Guyanor Ressources S.A.)

Total exploration expenditures by Guyanor Ressources S.A. ("Guyanor") for the first quarter amounted to $1.2 million, offset by joint venture recoveries of $1.1 million. Activities in French Guiana focused primarily on further work at St-Elie, Paul Isnard and Dachine. General and administrative expenditures for Guyanor which were not reimbursed by joint venture partners amounted to $0.5 million for the quarter ended March 31, 1996.

The Company and Guyanor reported the discovery within the Dachine permit area in French Guiana of a metamorphosed ultramafic rock, probably kimberlitic, that can be traced over a dimension of 3.5 km in length and 0.5 km in width. Guyanor and BHP Minerals International ("BHP") signed a Heads of Agreement in December 1995 to jointly explore for the source of a secondary diamond occurrence identified by the BRGM in the 1970's. BHP is the project manager under the Heads of Agreement and must spend $3.5 million on the project by May 31, 1998 in order to earn a 51% interest therein. In addition, Guyanor's interest could vary from 31.5% to 39% depending upon certain elections by Guyanor and BHP under the Heads of Agreement.

Guyana

Exploration and acquisition expenditures in the first quarter of 1996 in Guyana amounted to $1.1 million. Activities in Guyana focused primarily on the Wenamu gold and diamond reconnaissance area.

On August 19, 1995, a failure occurred in the main section of the tailings dam at the Omai Mine. The failure resulted in the discharge of cyanide-contaminated water into the Omai River, which in turn flowed into the Essequibo River. The discharge began on August 19, 1995 and continued until the leakage was fully controlled by Omai personnel on August 24, 1995. To minimize environmental damage, a portion of the discharged water was diverted into the Fennell Pit, the main source of gold at the Omai Mine. Production at the Omai Mine was suspended from August 19, 1995 until February 4, 1996, when operations resumed.

Suriname

Exploration expenditures in Suriname during the first quarter of 1996 focused principally on the Gross Rosebel gold project in joint venture with Cambior Inc. ("Cambior"). Total spending in Suriname in the first quarter of 1996 of $2.0 million was offset by joint venture recoveries from Cambior of $1.3 million.

On March 26, 1996, Cambior and the Company announced mining reserves of 24 million tonnes grading 1.4 g Au/t on the Gross Rosebel property representing 1.1 million ounces of gold in situ. This reserve estimate is based on results from 420 diamond drill holes for a total of over 37,500 m, 4,064 auger holes for a total of 25,000 m and 14 km of trenches. Mining reserves identified to date lie

- ------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

in two areas of the Gross Rosebel property: the South block containing the Mayo, Royal Hill and Rosebel deposits and the North block hosting the Pay Caro and Koolhoven deposits.

Southern Star Resources Ltd.

Exploration expenditures for the first quarter of 1996 of $0.6 million by Southern Star focused on the Andorinhas and Abacaxis projects in Brazil and the San Simon project in Bolivia.

On May 14, 1996, the Company announced that Southern Star signed the final document with Companhia Vale do Rio Doce ("CVRD") for the Andorinhas project in Brazil. Southern Star has also reached agreement with certain of the principal landowners in the Andorinhas district for an option to purchase certain surface rights and assets. Under the agreement with CVRD, Southern Star must match CVRD's previous exploration expenditures of approximately $5.5 million, as well as pay 50% of any additional costs required to complete a positive feasibility study to earn a 50% interest in the Andorinhas project, subject to final approval of the Brazilian government. Southern Star must also effect agreements with additional landowners which may be necessary to conduct its exploration activities.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are currently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of it properties or those of any of its subsidiaries is subject. The Company and its subsidiaries are, however, engaged in routine litigation incidental to their business. No material legal proceedings involving the Company are pending, or, to the knowledge of the Company, contemplated, by any governmental authority. The Company is not aware of any material events of noncompliance with environmental laws and regulations. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental regulations that may be enacted within foreign jurisdictions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None

(b) The Company filed with the Securities and Exchange Commission ("SEC") on January 10, 1996, a Form 8-K concerning Cambior's decision to exercise its option at the Gross Rosebel project.

    The Company filed with the SEC on February 7, 1996, a Form 8-K concerning the Amalgamation and Private Placement of its subsidiary, Pan African Resources Corporation.

    The Company filed with the SEC on February 7, 1996, a Form 8-K announcing the resumption of operations at the Omai Gold Mine in Guyana, South America.

    The Company filed with the SEC on March 4, 1996, a Form 8-K containing the Underwriting Agreement dated February 9, 1996, for the sale of 1.75 million units of the Company.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Golden Star Resources Ltd.



                                     By:    /s/ David A. Fennell
                                         -----------------------------
                                         David A. Fennell
                                         President and
                                          Chief Executive Officer



                                     By:    /s/ Gordon J. Bell
                                         -------------------------------
                                         Gordon J. Bell
                                         Vice President and Chief
                                          Financial Officer



Date: May 13, 1996