Form 10-Q
period 1996-06-30
GOLDEN STAR RESOURCES LTD
filed 1996-08-14
CIK 903571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   __________

                                   FORM 10-Q
                                   __________

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period ended June 30, 1996

                                       or

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934
            For the transition period from __________ to __________.
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

One Norwest Center
1700 Lincoln Street,
Suite 1950, Denver, Colorado                                        80203
(Address of Principal Executive Office)                        (Zip Code)


                                 (303) 830-9000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days      Yes  X     No
                                          -----      -----


Number of Common Shares outstanding as of August 7, 1996: 25,777,903.

                          GOLDEN STAR RESOURCES LTD.

                                     INDEX


Part I -  Financial Information

          Item 1.  Financial Statements...................................... 1

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition, Results of Operations
                   and Recent Developments...................................15

Part II - Other Information

          Item 1.  Legal Proceedings.........................................20

          Item 4.  Submission of Matters to a Vote of the Security Holders...20

          Item 6.  Exhibits and Reports on Form 8-K..........................22

Signatures...................................................................25

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                           GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)
- --------------------------------------------------------------------------------

                                           (Unaudited)              As of
                                          As of June 30,         December 31,
ASSETS                                         1996                  1995
                                           ------------          ------------

CURRENT ASSETS
     Cash and short-term investments         $ 22,686             $  9,498
     Marketable securities, at cost                 -                  800
        which approximates market
     Accounts receivable                        5,637                4,200
     Inventories                                1,456                1,132
     Other assets                                 557                  444
                                             --------             --------
          Total Current Assets                 30,336               16,074

RESTRICTED CASH                              $  2,465             $  2,465
DEFERRED EXPLORATION                           61,268               51,447
INVESTMENT IN OMAI GOLD MINES LIMITED           3,798                3,798
FIXED ASSETS                                    4,236                3,627
OTHER ASSETS                                        -                  198
                                             --------             --------
          Total Assets                       $102,103             $ 77,609
                                             ========             ========

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued            $  3,522             $  3,925
      liabilities
     Accrued wages and payroll taxes              908                1,057
                                             --------             --------
          Total Current Liabilities             4,430                4,982

OTHER LIABILITIES                                  12                   36
                                             --------             --------
          Total Liabilities                     4,442                5,018
                                             --------             --------

MINORITY INTEREST                               9,592                4,203
                                             --------             --------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                 128,660              106,344
     (Common shares, without par value,
      unlimited shares authorized.
      Shares issued and outstanding:
      June 30, 1996 - 25,716,303 ;
      December 31, 1995 - 22,769,872)

     Stock option loans                        (3,926)              (1,170)
DEFICIT                                       (36,665)             (36,786)
                                             --------             --------
     Total Shareholders' Equity                88,069               68,388
                                             --------             --------
          Total Liabilities and              $102,103             $ 77,609
           Shareholders' Equity              ========             ========


  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)
                                  (Unaudited)
- --------------------------------------------------------------------------------

                                              Three Months          Six Months
                                             Ended June 30         Ended June 30
                                          --------------------  -------------------
                                             1996       1995       1996      1995
                                          ---------  ---------  --------  ---------
REVENUE
     Precious metals sales                $    331   $    909   $ 1,169   $  1,774
     Interest and other                        364        634       576      1,027
                                          --------   --------   -------   --------
                                               695      1,543     1,745      2,801

COSTS AND EXPENSES
     Cost of goods sold                      1,043      1,696     2,223      3,208
     Depreciation                              288        245       583        387
     General and administrative              2,631      2,578     4,601      4,428
     Exploration expense                         6          -        19          -
     Recovery of Abandonment Loss             (936)         -      (936)         -
     Abandonment of mineral properties           -      1,341         -      1,496
     Loss (Gain) on sale of assets             (58)         -       (58)         -
     Foreign exchange loss (gain)                -       (205)       77       (194)
                                          --------   --------   -------   --------
                                             2,974      5,655     6,509      9,325

PROFIT (LOSS) BEFORE THE UNDERNOTED         (2,279)    (4,112)   (4,764)    (6,524)

Gain on subsidiary's issuance of common          -        926     3,783      2,575
 stock
Omai Preferred Share Redemptions                 -        409         -        661
                                          --------   --------   -------   --------
Net profit (loss) before minority           (2,279)    (2,777)     (981)    (3,288)
 interest
Minority interest loss                         653        518     1,102        712
                                          --------   --------   -------   --------

NET PROFIT (LOSS)                          ($1,626)   ($2,259)  $   121    ($2,576)
                                          ========   ========   =======   ========

NET PROFIT (LOSS) PER SHARE                 $(0.06)    $(0.10)    $0.01     $(0.11)
                                          ========   ========   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)
                                  (Unaudited)
- --------------------------------------------------------------------------------

                                                      Six Months Ended    Six Months Ended
                                                       June 30, 1996        June 30, 1995
                                                      ----------------    ----------------
OPERATING ACTIVITIES:
  Net profit (loss)                                       $    121          $  (2,576)
  Reconciliation of net income to net
   cash used in operations:
      Depreciation                                             583                387
      Premium on Omai Preferred Share Redemptions                -               (661)
      Recovery of abandonment loss                            (936)             1,496
      Gain on issuance of common stock by subsidiary        (3,783)            (2,575)

      Minority interest                                     (1,102)              (712)
  Changes in non-cash operating working capital             (1,488)            (1,467)
                                                          --------            -------
          Net Cash Flows Used in Operating Activities       (6,605)            (6,108)
                                                          --------            -------

INVESTING ACTIVITIES:
  Expenditures on mineral properties, net of joint venture
    recoveries                                              (9,821)           (11,440)
  Equipment purchases                                       (1,192)              (347)
  Omai Preferred Share Redemptions                               -              1,209
  Other assets and investments                                 787                597
                                                          --------            -------
          Net Cash Flows Used in Investing Activities      (10,226)            (9,981)
                                                          --------            -------

FINANCING ACTIVITIES:
  Proceeds from issuance of subsidiary's stock              10,261              9,426
  Offering costs of subsidiary                                (126)              (928)
  Increase in minority interest                                327              1,355
  Issuance of share capital                                 12,886                  -
  Issuance of share capital under warrants                   3,979                739
  Issuance of share capital under options                    5,451                  -
  Stock option loan receipts (additions)                    (2,756)                 -
  Other                                                         (3)               (27)
                                                          --------           --------
          Net Cash Flows Provided by Financing Activities   30,019             10,565
                                                          --------           --------

Increase (Decrease) in cash                                 13,188             (5,524)
Cash and short-term investments, beginning of period         9,498             34,387
                                                          --------           --------
Cash and short-term investments, end of period            $ 22,686           $ 28,863
                                                          ========           ========

  The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


These financial statements and notes thereto should be read in conjunction with the financial statements and related notes included in the annual report on Form 10-K for Golden Star Resources Ltd. (the "Company") for the fiscal year ended December 31, 1995 on file with the Securities and Exchange Commission in the United States and with the provincial securities commissions in Canada (hereinafter referred to as "the Company's 1995 10-K"). All amounts are in United States dollars unless otherwise stated.

The unaudited financial statements as of June 30, 1996, and for the six months ended June 30, 1996 and 1995, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

Investments in marketable securities are stated at cost which approximates market value and are capable of reasonably prompt liquidation.


(1)   INVENTORIES
      ------------

                                  June 30,       December 31,
                                    1996            1995
                                  -------        ------------

     Precious Metals Inventory    $   375           $   383
     Materials and Supplies         1,081               749
                                  -------           -------
                                  $ 1,456           $ 1,132
                                  =======           =======


(2)  FIXED ASSETS
     ------------

                                  June 30,       December 31,
                                    1996            1995
                                  -------        ------------

     Building                     $   921           $   903
     Machinery & Equipment          5,020             4,254
                                  -------           -------
                                    5,941             5,157

     Accumulated Depreciation      (1,705)           (1,530)
                                   -------          -------
                                  $ 4,236           $ 3,627
                                  ========          =======

- ----------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


(3)   DEFERRED EXPLORATION
      --------------------

                                          Deferred                                                                     Deferred
                                          Exploration                                                                  Exploration
                                          Expenditures          Capitalized   Capitalized   Joint                      Expenditures
                                          as at                 Exploration   Acquisition   Venture      Property      as at
                                          Dec. 31, 1995         Expenditures  Expenditures  Recoveries   Abandonments  June 30, 1996
                                        ============================================================================================
GUYANA
     Eagle Mountain                        $         38                 -             -           -              -     $       38

     Upper Potaro Diamond                           836                64            37           -              -            937

     Mazaruni / Upper Mazaruni
        Diamond                                   2,028               308           154           -              -          2,490

     Wenamu Gold                                    512                 -             -           -              -            512

     Five Stars / Five Stars Gold                 3,651               463           510           -              -          4,624

     Five Stars Diamond                             389               401            80           -              -            870

     Other                                        2,518               179             -           -              -          2,697
                                        --------------------------------------------------------------------------------------------
               Sub-total                          9,972             1,415           781           -              -         12,168
                                        --------------------------------------------------------------------------------------------

SURINAME
     South Benzdorp                               2,842               337             -           -              -          3,179

     Gross Rosebel                                 6,286             3,204           450      (2,443)             -          7,497

     Headley's Right of
      Exploration                                   311                 -             -           -              -            311

     Thunder Mountain                               405                52             -           -              -            457

     Saramacca                                    1,255               272             -           -              -          1,527

     Sara Kreek                                     131               221             -           -              -            352

     Other                                          226               550            30           -              -            806
                                        --------------------------------------------------------------------------------------------
               Sub-total                         11,456             4,636           480      (2,443)                       14,129
                                        --------------------------------------------------------------------------------------------


- ----------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


                                            Deferred                                                              Deferred
                                           Exploration                                                           Exploration
                                          Expenditures   Capitalized   Capitalized      Joint                   Expenditures
                                              as at      Exploration   Acquisition     Venture      Property        as at
                                          Dec. 31, 1995  Expenditures  Expenditures  Recoveries   Abandonments  June 30, 1996
                                        =====================================================================================
FRENCH GUIANA
(GUYANOR RESSOURCES S.A.)
     Dorlin                                    609           370             -           (370)            -            609
     St-Elie                                 1,973         1,509             -         (1,509)            -          1,973
     Yaou                                    6,991           170             -           (170)            -          6,991
     SOTRAPMAG /
        Paul Isnard                          4,790           855             -           (647)            -          4,998
     Dachine                                   449           574             -           (574)            -            449
     Other                                   1,295            43             -              -             -          1,338
                                        -------------------------------------------------------------------------------------
               Sub-total                    16,107         3,521             -         (3,270)            -         16,358
                                        -------------------------------------------------------------------------------------
AFRICA (PAN AFRICAN
RESOURCES CORPORATION)
     Gabon / Eteke                           5,247           441             -              -             -          5,688
     Ivory Coast / Comoe                     2,859           529             -              -             -          3,388
     Mali / Dioulafoundou                    1,940           524            56              -             -          2,520
     Mali / Melgue                               -            46             -              -             -             46
     Ethiopia / Dul                          2,635           743             -              -                        3,378
     Eritrea / Galla Valley                    426           195             -              -             -            621
     Eritrea / Other                             -            82             -              -             -             82
     Other                                       -            44             -              -                           44
                                        -------------------------------------------------------------------------------------
               Sub-total                    13,107         2,604            56              -             -         15,767
                                        -------------------------------------------------------------------------------------
LATIN AMERICA (SOUTHERN STAR RESOURCES
 LTD.)
     Brazil/Andorinhas                         123           394           601              -             -          1,118
     Brazil/Abacaxis                           162           371            91              -             -            624
     Bolivia/San Simon                         205           160            22              -             -            387
     Bolivia/Sunsas                              6            12             -              -             -             18
     Other                                     296           289             -              -             -            585
                                        -------------------------------------------------------------------------------------
               Sub-total                       792         1,226           714              -             -          2,732
                                        -------------------------------------------------------------------------------------
OTHER                                           13           101             -              -             -            114
                                        -------------------------------------------------------------------------------------
TOTAL                                      $51,447       $13,503        $2,031        $(5,713)            -     $   61,268
                                        =====================================================================================

- ----------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


The recoverability of amounts shown for deferred exploration is dependent upon the sale or discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the development, and upon future profitable production or proceeds from the disposition thereof. The amounts deferred represent costs to be charged to operations in the future and do not necessarily reflect the present or future values of the properties.

(4)  INVESTMENT IN OMAI GOLD MINES LIMITED
     -------------------------------------

Details regarding the Company's investment in the common and preferred share equity of Omai Gold Mines Ltd. and its share of equity losses not recorded for the year ended December 31, 1995 and the six months ended June 30, 1996 are as follows:

                                              Common           Preferred
                                              Shares            Shares
                                              ------           ---------

     December 31, 1995                       $    -              $3,798
     Less:
     Preferred Share Redemption                   -                   -
     Add:
     Premium on Preferred Share Redemption        -                   -
                                              ------           ---------
     June 30, 1996                           $    -              $3,798
                                              ======           =========

The Company's share of Accumulated Losses at:
     December 31, 1995   $(3,401)
                         ========
     June 30, 1996       $(3,974)
                         ========

The Company received no proceeds from redemption of preferred shares during the six months ended June 30, 1996.

(5)  PAN AFRICAN RESOURCES CORPORATION PRIVATE PLACEMENT AND AMALGAMATION
     --------------------------------------------------------------------

On February 5, 1996, Pan African Resources Corporation, a Yukon company ("PARC Yukon") and a subsidiary of the Company, completed a private placement of 13.2 million units at Cdn$1.00 per unit. Each unit consisted of one common share and one-half of one common share purchase warrant of PARC Yukon. Each whole warrant entitles the holder to purchase one common share of PARC Yukon at Cdn$1.25 until November 1, 1996. The private placement generated net proceeds of approximately $9.0 million after payment of commissions and expenses. Because the price per common share issued exceeded the net book value per common share, a gain of approximately $3.8 million was recorded by the Company in the first quarter of 1996. During the quarter ended June 30, 1996, PARC (as defined below) received $1.0 million in proceeds from exercise of 1,063,500 of the Cdn$1.25 warrants.

On February 6, 1996, PARC Yukon was amalgamated under the Yukon Business Corporation Act with Humlin Red Lake Mines Limited, an Ontario corporation ("Humlin"). As a result of the private placement and the amalgamation, the Company's interest was reduced to approximately 60% of the 45.3 million outstanding shares of Pan African Resources Corporation, the amalgamated company ("PARC"). PARC, as a result of the amalgamation, became a publicly traded company in Canada on February 8, 1996, with its common shares quoted on the Canadian Dealing Network.

- ----------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


Prior to the amalgamation with Humlin, indebtedness totaling $12.3 million owed by Pan African Resources Corporation, a Barbados company ("PARC Barbados"), and a wholly-owned subsidiary of PARC Yukon, to the Company as of December 11, 1995, was converted by the Company, under the terms of two convertible debentures between PARC Barbados and the Company, into 24.9 million common shares of PARC Barbados. Upon completion of these loan conversions, 24.9 million PARC Barbados shares held by the Company were surrendered for cancellation in exchange for the issuance to the Company of 7.975 million warrants of PARC Barbados, each warrant entitling the Company to purchase one share of PARC Barbados at Cdn$1.50 until July 15, 1997. After the PARC amalgamation, the PARC Barbados warrants were surrendered to PARC Barbados in exchange for the issuance by PARC to the Company of 7.975 million PARC Series B warrants. Each PARC Series B warrant entitles the Company to purchase one PARC common share at Cdn$1.50 until July 15, 1997. In addition, the Company forgave indebtedness owed to it by PARC Barbados of $0.3 million, incurred for funding of PARC Barbados' exploration activities from December 1995 through completion of the private placement.

(6)  CHANGES TO SHARE CAPITAL
     ------------------------

During the six months ended June 30, 1996, 1,165,719 common shares were issued by the Company pursuant to exercised options previously granted under the Company's Employees' Stock Option Plan. During the six months ended June 30, 1996, 129,250 of the Company's Cdn$25.00 common share purchase warrants were exercised for proceeds of $2.4 million. On July 31, 1996, the remaining 1,120,750 of these warrants expired unexercised.

GOLDEN STAR UNIT OFFERING

On March 6, 1996, the Company effected a public offering in Canada of 1.75 million units at a price of Cdn$10.50 per unit for total proceeds of $12.9 million (Cdn$18.375 million). Each unit consisted of one common share and one-half a common share purchase warrant. Each whole warrant is exercisable into one common share of the Company until March 6, 1997 at a price of Cdn$11.00. During the six months ended June 30, 1996, 201,300 of the Cdn$11.00 warrants were exercised for proceeds of $1.6 million.

STOCK BONUS PLAN

On February 1, 1995, a total of 95,000 bonus common shares were issued to three employees of the Company under the Bonus Plan. These bonus common shares are being distributed in accordance with a specific distribution schedule. Each distribution will be conditional upon such person being in the employ of the Company at the time of the distribution. In connection with the bonus common shares allocated to them, two of the employees will also be entitled to receive from the Company an amount equal to any applicable income taxes which may be payable by them as a result of the issuance of such bonus common shares. Compensation expense related to the shares distributed during the six months ended June 30, 1996 of $43,802 is included in the determination of net income for the period.

On January 1, 1996, bonuses totaling $0.2 million were declared for certain employees under the Bonus Plan as compensation for 1995. A total of 30,712 common shares were issued in January 1996 pursuant to the January 1, 1996 bonuses. In connection with the bonus common shares allocated to

- ----------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


them, each of the employees is responsible to pay any applicable income taxes which may be payable by them as a result of the issuance of such bonus common shares.

(7)  EARNINGS PER SHARE
     ------------------

Earnings per share is computed by dividing net profit (loss) by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share is computed by dividing net profit (loss) by the weighted average fully diluted shares, which include common share equivalents during the period. As of June 30, 1996, fully diluted outstanding shares were 29,916,957. Earnings per share and fully diluted earnings per share are not materially different for the six months ended June 30, 1996.

Common share equivalents are not included for 1995 as the effect would be antidilutive.

(8)  SETTLEMENT OF VENEZUELA PUT OPTION
     ----------------------------------

On July 18, 1995, the Company announced that Venhold Investments (1994) Ltd., its indirectly controlled subsidiary, and BPC Corporation (collectively, the "VenStar Purchasers") had given notice to Lindley Associated S.A. ("Lindley") of their election to exercise their option ("Put Option") to "put" back to Lindley their common and preferred shares in VenStar Gold Ltd. ("VenStar") in return for the repayment by Lindley of all purchase price payments and all exploration expenditures of the VenStar Purchasers. The aggregate amount owed to the Company under the Put Option was approximately $1.6 million.

VenStar, through its subsidiaries, holds several gold exploration properties, being the Increible 6 concession, the Valle Hondo concession and six Valle Hondo "CVG" (Corporacion Venezolana de Guayana) contract permit areas dominated Valle Hondo 89 through 94, all located in the Bolivar State in eastern Venezuela. The election by the VenStar Purchasers to exercise the Put Option was due to the inability of Lindley to obtain the final "veta" (vein) mineral rights to the Valle Hondo concession within the time period required in the stock purchase agreement between the VenStar Purchasers and Lindley and in view of unresolved issues with respect to investment in the mining industry in Venezuela.

In February 1996, Lindley indicated to the VenStar Purchasers that it would not pay the amounts owed under the Put Option until it had found another purchaser or joint venture partner for the Venezuelan Properties. As a result of the notification, the Company decided to write off the capitalized deferred exploration in Venhold Investments (1994) Ltd., and the related entities. The amount charged to property abandonments for these costs for the period ended December 31, 1995 was $4.5 million. The Company also wrote off $0.8 million of costs incurred by the Company related to the Venezuelan properties.

In June 1996, Lindley informed the Company that it had found a purchaser for the Venezuelan Properties and intended to pay the amounts owed under the Put Option. The Company agreed to a final termination and settlement agreement in connection with the "unwinding" of its purchase of an interest in VenStar in June 1996. Under the terms of the settlement, the Company, through Venhold, received a cash reimbursement in the amount of $1.6 million from Lindley, consisting of $1.3 million in cash from Lindley and $0.3 million in cash held in the management company. This amount represents a

- ----------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


recovery of certain purchase price payments and exploration expenditures incurred through July 18, 1995 which were previously written off. As such, the Company recorded a gain of approximately $0.9 million in the second quarter as a result of the transaction, and has no remaining interests in Venezuela at this time.

(9)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND
     ------------------------------------------------------
     THE UNITED STATES
     -----------------

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

(c) Under U.S. GAAP, the investment in Omai Gold Mines Limited would have been written off in prior years and, therefore, the entire Omai Preferred Share Redemption would have been included in income. Under Canadian GAAP, a portion of the Omai Preferred Share Redemption is included in income with the remainder reducing the carrying value of the Company's preferred stock investment.

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

- ----------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


(g) The Company eliminated its accumulated deficit through the Amalgamation (defined as a quasi-reorganization under U.S. GAAP) effective May 15, 1992. Under U.S. GAAP, the cumulative deficit was greater than the deficit under Canadian GAAP due to the write-off of certain deferred exploration costs described in (a) above.

(h) Under U.S. GAAP, cash (and cash equivalents) includes bank deposits, money market instruments, and commercial paper with original maturities of three months or less. Canadian GAAP permits the inclusion of temporary investments with maturities greater than 90 days in cash.

(i) Under U.S. GAAP, available-for-sale securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of shareholders' equity. Fair value is determined by quoted market prices.
     At June 30, 1996, the Company held one type of available-for-sale security.

Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:

                                               For the six months ended
                                             June 30, 1996   June 30, 1995
                                            --------------  --------------

Net profit (loss) under Canadian GAAP          $    121        $ (2,576)

Net effect of the deferred exploration
 expenditures on loss for the period (a)         (7,790)         (9,818)

Effect of recording compensation
 expense under stock option plans (d)               (68)           (112)

Reversal of the gain on subsidiary's
 issuance of common stock                        (3,783)         (2,575)

Effect of Omai preferred share                        -             548
 redemption (c)
                                               --------        --------
Loss under U.S. GAAP before minority            (11,520)        (14,533)
 interest
Adjustment to minority interest                     796           1,442
                                               --------        --------
Loss under U.S. GAAP                           $(10,724)       $(13,091)
                                               ========        ========
Loss per share under U.S. GAAP                   $(0.43)         $(0.58)
                                               ========        ========

- ----------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:


BALANCE SHEET


                                                As of June 30, 1996                 As of December 31, 1995
                                          -------------------------------       -------------------------------
                                           Canadian GAAP       U.S. GAAP         Canadian GAAP       U.S. GAAP
                                          ---------------     -----------       ---------------     -----------
Cash (h)                                   $      20,212          20,212         $       5,800       $   3,320
Short term investments (e)                         2,474           2,474                 3,698           2,480
Marketable securities (i)                              -               -                   800             927
Other current assets                               7,650           7,650                 5,776           5,776
Restricted cash                                    2,465           2,465                 2,465           2,465
Deferred exploration (a)                          61,268          17,599                51,447          15,568
Investment in Omai Gold
   Mines Limited (c)                               3,798               -                 3,798               -
Long-term investments (e)                              -               -                     -           3,698
Other assets                                       4,236           4,236                 3,825           3,825
                                          ---------------     -----------       ---------------     -----------
        Total Assets                       $     102,103       $  54,636         $      77,609       $  38,059
                                          ===============     ===========       ===============     ===========

Liabilities                                        4,442           4,442                 5,018           5,018
Minority interest (a)                              9,592           7,561                 4,203           2,968
Share capital, net of stock option
   loans (g)                                     124,734         117,907               105,174          94,496
Cumulative translation
   adjustments (b)                                     -           1,595                     -           1,595
Accumulated unrealized gains on
 investments (i)                                       -               -                     -             127
Deficit (a) (c) (d) (f)                          (36,665)        (76,869)              (36,786)        (66,145)
                                         ---------------     -----------       ---------------     -----------
        Total Liabilities and
        Shareholders' Equity              $      102,103      $   54,636        $       77,609      $   38,059
                                         ===============     ===========       ===============     ===========

STATEMENTS OF CASH FLOWS


                                               OPERATING                      INVESTING                      FINANCING
NET CASH PROVIDED BY (USED IN):               ACTIVITIES                     ACTIVITIES                     ACTIVITIES
                                              ----------                     ----------                     ----------
                                          Canadian     U.S.               Canadian     U.S.              Canadian     U.S.
                                            GAAP       GAAP                 GAAP       GAAP                GAAP       GAAP
                                          --------   --------             --------   --------            --------   --------
For the six months ended
   June 30, 1996                          ($6,605)  ($14,489)             ($10,226)   $ 1,290            $ 30,019   $ 30,019
For the six months ended
   June 30, 1995                          ($6,108)  ($ 4,072)              ($9,981)   $ 2,750            $ 10,565   $ 10,677

- ----------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (f) and the following non-cash items:

    U.S. GAAP does not permit the presentation of non-cash items in investing or financing activities in the consolidated statements of cash flows. Non-cash items in investing activities were $0 for the six months ended June 30, 1996, and $0.8 million for the year ended December 31, 1995. Non-cash items in financing activities were $2.8 million for the six months ended June 30, 1996 and $0 for the year ended December 31, 1995.

NEW ACCOUNTING STANDARDS

In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. Management believes that adoption of SFAS No. 121 would not have a material impact on its U.S. GAAP disclosures.

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

(10) COMMITMENTS AND CONTINGENCIES
     -----------------------------

Letters of Credit and Guarantee

On July 26, 1995, the Company entered into a $2.15 million letter of credit application and agreement (the "Letter of Credit Documents") with a major commercial bank (the "Bank"). Pursuant to the Letter of Credit Documents, the Bank issued an irrevocable standby letter of credit in favor of The Commercial Bank of Ethiopia ("CBE"). Based on the letter of credit, the CBE, in turn, issued a bank guarantee or performance bond for the benefit of the Ministry of Mines and Energy for Ethiopia ("MMEE") guaranteeing the first year's exploration program at the Dul Project in Ethiopia. The CBE performance bond (and, concurrently, the Bank letter of credit) may be drawn upon following the end of the first exploration year (April 30, 1996) in the event the Company fails to expend a minimum of $2.15 million on the first year's exploration program previously submitted by the Company and approved by the MMEE, but only in the amount of the difference between the amount actually spent and $2.15 million. The performance bond expires on September 30, 1996, subject to one possible extension of 90 days, and the Bank letter of credit expires 15 days after the performance bond. The Company has provided cash collateral in the amount of $2.15 million for the letter of credit. In July 1996, the performance bond requirements for Ethiopia were reduced. (See Note 11)

On April 22, 1996, the Company and PARC announced the signing of an Exploration License Agreement (the "Exploration License") with the Government of Eritrea, represented by the Ministry of Energy, Mines and Water Resources, over the Galla Valley property. The initial period of the Exploration License is three years. The Company and PARC have committed to spend $1.25 million

- ----------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


on exploration of the property in the first year of the Exploration License. As part of the Exploration License, the Company and PARC are required to provide the Ministry of Energy, Mines and Water Resources a bank guarantee in an amount equal to the minimum expenditure obligation (approximately $1.25 million) for the first year of the initial three-year exploration period. The Company and PARC are currently awaiting the government approved format for the Bank guarantee prior to entering into a letter of credit or similar agreement with a financial institution.

(11) SUBSEQUENT EVENTS
     -----------------

On July 17, 1996, the requirements for the Ethiopian performance bond were reduced to $1.15 million by the MMEE and the Bank consequently released $1.0 million from the letter of credit. (See Note 10)

On July 31, 1996, 1,120,750 of the Company's remaining Cdn$25.00 warrants issued on January 1994 expired unexercised. (See Note 6)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF
        -----------------------------------------------------------------------
        OPERATIONS AND RECENT DEVELOPMENTS
        ----------------------------------

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). For U.S. GAAP reconciliation see attached financial statement Note 9.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995
- -----------------------------------------------------------------------------

During the second quarter of 1996, the Company reported a net loss of $1.6 million as compared to a net loss of $2.3 million for the second quarter of 1995. The second quarter results include gains of $0.1 million on the sale of marketable equity securities, and $0.9 million for recovery of Venezuelan investments previously written off.

Total revenues of $0.7 million for the second quarter of 1996 (as compared to $1.5 million for the second quarter of 1995) decreased due to reduced gold sales by Societe de Travaux Publics et de Mines Auriferes en Guyane, a subsidiary of Guyanor Resources S.A. ("SOTRAPMAG"). Interest and other income decreased from the prior period due to reduced average cash balances invested.

Operating and financial results at SOTRAPMAG were negatively impacted by a strike by certain employees at the mine which closed operations as of June 3, 1996. Total gold production at SOTRAPMAG was 25,443 grams (818 ounces), down from 64,206 grams (2,064 ounces) in the first quarter of 1996 due to the strike, re-deployment of certain equipment for construction of the new Barthelemy plant and heavy rainfall. Revenue from gold sales for the second quarter of 1996 was $0.3 million at an average gold price of $405 per ounce. Cost of goods sold for the period exceeded revenue by $0.7 million.

Construction continued in the second quarter on the new Barthelemy ore treatment plant with approximately $0.4 million spent on plant and infrastructure construction. Plant construction was nearing completion when the strike occurred. Commissioning and trial start-up of the plant was delayed pending resolution of the labor situation. Employees returned to work in July when the labor situation was resolved.

Guyanor Resources S.A., a subsidiary of the Company ("Guyanor"), has retained the services of outside consultants to analyze SOTRAPMAG's alluvial operation and make recommendations on how to render the operation profitable. Engineering and processing consultants engaged by Guyanor continued their review of mining plans, operating methodology, equipment, and personnel during the quarter in order to identify potential cost saving measures and productivity enhancements to increase gold production and reduce operating costs to profitable levels. The Company will continue to evaluate the profitability and performance of SOTRAPMAG's operations and implement actions as necessary to eliminate operating losses. There can be no assurance, however, that it will be possible to render the operation profitable or that management will not decide at some point to close the operation.

General and administrative expenditures of $2.6 million (as compared to $2.6 million in the second quarter of 1995) reflected the Company's continued support of the portfolio of exploration projects throughout the world. Depreciation expense increased as a result of an increase in the depreciable asset base through the asset additions in 1995 and the second quarter of 1996.

Omai Gold Mines Limited ("OGML"), in which the Company maintains a 30% common share equity interest, reported a net loss of $0.3 million for the second quarter of 1996 and $1.8 million for the six months ended June 30, 1996 compared to a net income of $4.5 million in the second quarter of 1995 and $5.4 million for the six months ended June 30, 1995. Losses resulted from the suspension of operations at Omai due to a failure in the tailings dam in August 1995. The resumption of operations during the first quarter of 1996 allowed for the production of 85,192 ounces of gold during the six months ended June 30, 1996 (134,440 ounces in the first six months of 1995). Since the resumption of operations in February, production has gradually increased and reached full capacity by June 1996. The mill expansion was successfully commissioned in early July and is expected to gradually reach its design capacity during the third quarter. There were no redemptions of Class "I" preferred shares during the six months ended June 30, 1996, as compared to $2.2 million during the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company held cash and short term investments of $22.7 million ($28.9 million as of June 30, 1995) and working capital of $25.9 million ($30.6 million as of June 30, 1995). The decrease in cash resources and working capital resulted from expenditures on the Company's exploration activities during 1995 and the first six months of 1996, offset by the proceeds from the PARC Yukon private placement ($9.0 million in February 1996) and the Company's unit offering ($12.9 million in March 1996).

Other sources of funding during the second quarter of 1996 included the exercise of stock options for proceeds of $3.2 million, exercise of warrants for proceeds of $4.0 million, and joint venture arrangements which provided $3.2 million in cash recoveries of exploration expenditures.

Product and supplies inventories, accounts receivables and other current assets increased $1.3 million during the quarter in the aggregate, reflecting increases in accounts receivable due from joint venture partners and the addition of accounts receivable of $1.3 million due from the Company's Venezuelan partners as a result of settlement of the VenStar transaction, offset by the absence of Preferred Share Redemptions from OGML during the 1995 first quarter and the continued exploration and development of the Company's existing projects.

Cash used in investing activities of $10.2 million for the six months ended June 30, 1996 as compared to $10.0 million for the six months ended June 30, 1995 increased primarily due to additional fixed asset purchases offset by the increase in joint venture recoveries related to the Company's operations in French Guiana and Suriname.

Cash provided by financing activities of $30.0 million for the six months ended June 30, 1996 increased by $19.4 million as compared to $10.6 million for the six months ended June 30, 1995. The increase results from the Company's unit offering and the PARC Yukon private placement. Share capital increased by $22.3 million for the six months ended June 30, 1996 compared with $0.7 million during the six months ended June 30, 1995, reflecting proceeds from the exercise of stock options and warrants and the unit offering.

Africa (Pan African Resources Corporation)
- ------------------------------------------

Total exploration and acquisition expenditures in Africa for the second quarter of 1996 amounted to $1.5 million, and primarily reflect expenditures on exploration activities in the Ivory Coast, Mali, Ethiopia and Gabon. General and administrative expenditures for the second quarter of 1996 totaled $0.4 million, with interest earned on invested cash balances totaling $0.1 million for the quarter.

Pan African Resources Corporation Private Placement and Amalgamation

On February 5, 1996, Pan African Resources Corporation, a Yukon company and a subsidiary of the Company ("PARC Yukon"), completed a private placement of 13.2 million units at Cdn$1.00 per unit. Each unit consisted of one common share and one-half of one common share purchase warrant of PARC Yukon. Each whole warrant entitles the holder to purchase one common share of PARC Yukon at Cdn$1.25 until November 1, 1996. The private placement generated net proceeds of approximately $9.0 million after payment of commissions and expenses. Because the price per common share issued exceeded the net book value per common share, a gain of approximately $3.8 million was recorded by the Company.

On February 6, 1996, PARC Yukon was amalgamated under the Yukon Business Corporation Act with Humlin Red Lake Mines Limited, an Ontario corporation ("Humlin"). As a result of the private placement and the amalgamation, the Company's interest was reduced to approximately 60% of the 45.3 million outstanding shares of Pan African Resources Corporation, the amalgamated company (`PARC"). PARC, as a result of the amalgamation, became a publicly traded company in Canada on February 8, 1996, with its common shares quoted on the Canadian Dealing Network.

Prior to the amalgamation with Humlin, indebtedness totaling $12.3 million owed by Pan African Resources Corporation, a Barbados Company and a wholly owned subsidiary of PARC Yukon ("PARC Barbados"), to the Company as of December 11, 1995 was converted by the Company, under the terms of two convertible debentures between PARC and the Company, into 24.9 million common shares of PARC Barbados. Upon completion of these loan conversions, 24.9 million PARC Barbados shares held by the Company were surrendered for cancellation in exchange for the issuance to the Company of 7.975 million warrants of PARC Barbados, each warrant entitling the Company to purchase one share of PARC Barbados at Cdn$1.50 until July 15, 1997. After the PARC Amalgamation, the PARC Barbados warrants were surrendered to PARC Barbados in exchange for the issuance by PARC to the Company of 7.975 million PARC Series B warrants. Each PARC Series B warrant entitles the Company to purchase one PARC common share at Cdn$1.50 until July 15, 1997. In addition, the Company forgave indebtedness owed to it by PARC of $0.3 million, incurred for funding of PARC's exploration activities from December 1995 through completion of the private placement.

On March 28, 1996, PARC was advised that the Company was granted nine mineral exploration permits in the Ivory Coast covering a total of 2,104 km2. These permits are in addition to the Kregbe permit covering 225 km2 granted December 13, 1995. All permits granted result from an agreement signed in January 1995 providing exclusive rights to a 15,000 km2 (3.71 million acre) area in eastern Ivory Coast over which PARC completed a comprehensive program of geophysical, geochemical and geological investigation in 1995. By November of 1995, the Company had applied for 14 exploration permits aggregating 3,750 km2. Ten of the 14 permits have now been granted. The Company will transfer those permits to PARC, subject to government approval, as soon as possible.

On April 22, 1996, the Company and PARC announced the signing of an Exploration License Agreement (the "Exploration License") with the Government of Eritrea, represented by the Ministry of Energy, Mines and Water Resources, over the Galla Valley property. The initial period of the Exploration License is three years. The Company and PARC have committed to spend $1.25 million on exploration of the property in the first year of the Exploration License. As part of the Exploration License, the Company and PARC are required to provide the Ministry of Energy, Mines and Water Resources within 60 days from the date of signing, a bank guarantee in an amount equal to the minimum expenditure obligation (approximately $1.25 million) for the first year of the initial three-year exploration period. The Company and PARC are currently awaiting the government approved format for the bank guarantee prior to entering into a letter of credit or similar agreement with a financial institution.

During the second quarter, $1.0 million in proceeds from exercise of PARC warrants was received by PARC. The exercise of the PARC warrants reduced the Company's interest in PARC to approximately 59%.

French Guiana (Guyanor Ressources S.A.)
- ---------------------------------------

Total exploration expenditures by Guyanor for the second quarter amounted to $2.4 million, offset by joint venture recoveries of $2.2 million. Activities in French Guiana focused primarily on further work at St-Elie, Paul-Isnard and Dachine. General and administrative expenditures for Guyanor which were not reimbursed by joint venture partners amounted to $0.4 million for the quarter ended June 30, 1996.

The Company and Guyanor reported the discovery within the Dachine permit area in French Guiana of a metamorphosed ultramafic rock, probably kimberlitic, that can be traced over a dimension of approximately 3.5 km in length and 0.5 km in width. Guyanor and BHP Minerals International Inc. ("BHP") signed a Heads of Agreement in December 1995 to jointly explore for the source of a secondary diamond occurrence identified by the BRGM in the 1970's. BHP is the project manager under the Heads of Agreement and must spend $3.5 million on the project by May 31, 1998 in order to earn a 51% interest therein. BHP could acquire up to an additional 17.5% interest in the project pursuant to certain elections by Guyanor and BHP under the Heads of Agreement.

On May 22, 1996, Guyanor announced the final approval of the title transfer for the St-Elie concession by the French administration.

In June 1996, SOTRAPMAG entered into an option and a joint venture agreement (the "Paul-Isnard Agreement) with LaSource Developpment S.A. ("LaSource") and ASARCO Exploration Company ("ASARCO') for the exploration and potential exploitation of the Paul-Isnard and Eau-Blanche properties in French Guiana. Under the Paul-Isnard Agreement, two separate joint ventures were created: the Paul-Isnard joint venture and the Eau-Blanche joint venture. LaSource holds a 25% participating interest in the each joint venture (excluding any alluvial gold deposits) and must contribute, subject to dilution, its 25% share of all future exploration and development costs, once Guyanor has incurred an initial $1.0 million in financing work programs and budgets adopted by the joint ventures. ASARCO has two separate options to acquire 50% of SOTRAPMAG's participating interest in each joint venture which, based on Guyanor's current 75% interest, represent at this time a 37.5 % interest in each joint venture, by completing a feasibility study within a five-year period on either the Paul-Isnard or Eau-Blanche property and meeting certain minimum funding obligations. More specifically, in order to maintain its rights in each joint venture, ASARCO must incur expenditures on behalf of SOTRAPMAG on the property of such joint venture in an amount of at least $10 million. ASARCO also has the option to combine the two properties into a single joint venture in which case its spending obligation will be a combined $20 million. Guyanor has the right to act as project manager for the exploration phase of the project while ASARCO, once vested, has the right to act as manager of any resulting feasibility study and exploitation.

During the second quarter, $0.1 million was received by Guyanor from the exercise of stock options.

Guyana
- ------

Exploration and acquisition expenditures in the second quarter of 1996 in Guyana amounted to $1.1 million. Activities in Guyana focused primarily on the Five Stars gold and diamond reconnaissance area.

On August 19, 1995, a failure occurred in the main section of the tailings dam at the Omai Mine. Production at the Omai Mine was suspended from August 19, 1995 until February 4, 1996, when operations resumed.

Suriname
- --------

Exploration expenditures in Suriname during the second quarter of 1996 focused principally on the Gross Rosebel gold project in joint venture with Cambior Inc. ("Cambior"). Total spending in Suriname in the second quarter of 1996 of $3.1 million was offset by joint venture recoveries from Cambior of $1.1 million. As a result of Cambior's fulfillment of certain option conditions and the exercise of its option in the Gross Rosebel project, the Company is now required to contribute 50% of adopted work programs and budgets regarding the project.

On March 26, 1996, Cambior and the Company announced mining reserves of 24 million tonnes grading 1.4 g Au/t on the Gross Rosebel property representing 1.1 million ounces of gold in situ. This reserve estimate is based on results from 420 diamond drill holes for a total of over 37,500 m, 4,064 auger holes for a total of 25,000 m and 14 km of trenches. Mining reserves identified to date lie in two areas of the Gross Rosebel property, the South block containing the Mayo, Royal Hill and Rosebel deposits and the North block hosting the Pay Caro and Koolhoven deposits. An extensive exploration program has been initiated to increase the mineable reserves in anticipation of a feasibility study to be initiated in the second half of 1996.

Southern Star Resources Ltd.
- ----------------------------

Exploration expenditures for the second quarter of 1996 of $1.4 million by Southern Star Resources Ltd. a wholly owned subsidiary of the Company ("Southern Star") focused primarily on the Andorinhas and Abacaxis projects in Brazil and the San Simon project in Bolivia.

On May 14, 1996, the Company announced that Southern Star signed the final document with Companhia Vale do Rio Doce ("CVRD") for the Andorinhas project in Brazil. Southern Star has also reached agreement with certain of the principal landowners in the Andorinhas district for an option to purchase certain surface rights and assets. Under the agreement with CVRD, Southern Star must match CVRD's previous exploration expenditures of approximately $5.5 million, as well as pay 50% of any additional costs required to complete a positive feasibility study to earn a 50% interest in the Andorinhas project, subject to final approval of the Brazilian government. Southern Star must also effect agreements with additional landowners which may be necessary to conduct its exploration activities. During the quarter ended June 30, 1996, Southern Star finalized an agreement with the largest landholder and made a payment of $0.6 million in connection with the agreement.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

At the Annual General Meeting of the Shareholders of the Company held on June 11, 1996, shareholders were asked to (i) re-elect the seven directors, including Messrs. Fagin, Fennell, Lefebvre, Mazankowski, Mercier, Morton and Stark, and to elect as additional directors, Messrs. Pierre Gousseland and Bernard Poznanski, (ii) approve the selection of auditors for 1996, (iii) approve the shareholder rights plan, (iv) approve the amendments to the articles of the Company, (v) approve amendments to the Company's Employees' Stock Option Plan (the "E.S.O.P."), and (vi) approve amendments to the Company's Non-Discretionary Directors Stock Option Plan (the "N.D.D.S.O.P.").

On April 11, 1996, the Board of Directors of the Company adopted, subject to regulatory approvals, a shareholder's rights plan (the "Rights Plan"). The principal purpose of the Shareholder Rights Plan was to ensure that all shareholders receive fair treatment in the event of a take-over bid or tender offer or other acquisition that could lead to a change in control of the Company. Under the Rights Plan, the Company issued one right (a "Right") for each Common Share of the Company outstanding on April 24, 1996. While the Rights Plan became effective upon entering into the rights agreement on April 24, 1996, under the provisions of the Rights Agreement, the Rights were to terminate if the rights agreement was not confirmed by the shareholders at their annual general meeting.

The purpose of the amendment to the Articles of the Company was to allow the Board of Directors to appoint one or more directors to hold office for a term expiring not later than the close of the next annual meeting of the shareholders, providing the total number of directors so appointed did not exceed one-third of the number of directors elected at the previous annual general meeting.

The purpose of the amendments to the E.S.O.P. were to allow the Board to extend the exercise period of an option held by an employee who had ceased employment with the Company or its subsidiaries for a period of up to 12 months instead of 30 days otherwise provided for and to ensure that if there is a take-over bid or tender offer of the Company all options granted under the Employees' Plan would become immediately exercisable without the need for a decision by the Compensation Committee.

The purpose of the amendments to the N.D.D.S.O.P. were (i) to extend the period during which directors are entitled to exercise their stock options after they cease to be directors from 30 days to a period of up to 12 months, (ii) to allow the Company to make amendments to the N.D.D.S.O.P. at any time as opposed to no more than one amendment per six-month period and (iii) to comply with certain technical amendments required by The Toronto Stock Exchange in connection with the exercise of an option prior to its expiration date.

(i)  Votes cast in the election of directors were as follows:

                                                Number of Shares
                                                ----------------
                                      For                            Withheld
                                      ---                            --------

David K. Fagin                     16,732,443                           -0-
David A. Fennell                   16,632,443                           -0-
Pierre Gousseland                  16,731,392                           -0-
Jean-Pierre Lefebvre               16,732,443                           -0-
Donald Mazankowski                 16,732,443                           -0-
Ernest Mercier                     16,732,443                           -0-
Roger D. Morton                    16,732,443                           -0-
Bernard Poznanski                  16,732,443                           -0-
Richard A. Stark                   16,732,392                           -0-

(ii)  Votes cast for the selection of auditors for 1996:

            For                      Against                      Withheld
            ---                      -------                      --------
         16,727,935                    -0-                          8,074

(iii) Votes cast for the Rights Plan:

            For                      Against                      Withheld
            ---                      -------                      --------
         10,121,975                 1,117,603                      65,031

(iv)  Votes cast for the Amendment to the Articles of the Company:

            For                      Against                      Withheld
            ---                      -------                      --------
         16,665,068                   76,892                       38,107

(v)   Votes cast for the Amendment to the Company's Employees' Stock Option
      Plan:

            For                      Against                      Withheld
            ---                      -------                      --------
         16,145,179                  530,061                       94,969

(vi) Votes cast for the Amendment to the Company's Non-Discretionary Directors' Stock Option Plan:

            For                      Against                      Withheld
            ---                      -------                      --------
         16,109,473                  533,279                      100,457

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a) Exhibits - (3) (i) Certificate of Amendments of the Articles of the Corporation dated July 29, 1996.

(b) The Company filed with the Securities and Exchange Commission ("SEC") on April 2, 1996, a Form 8-K, dated March 29, 1996, concerning the mining Reserves at the Gros Rosebel project, which is herein incorporated by reference.

     The Company filed with the SEC on May 8, 1996, a Form 8-K, dated May 7, 1996, its Shareholder Rights Plan, which is herein incorporated by reference.

Industry Canada             Industrie Canada

CERTIFICATE                             CERTIFICAT
OF AMENDMENT                            DE MODIFICATION

CANADA BUSINESS                         LOI CANADIENNE SUR
CORPORATIONS ACT                        LES SOCIETES PAR ACTIONS



GOLDEN STAR RESOURCES LTD.                     282128-1


__________________________              __________________________
Name of corporation-Denomination        Corporation number-Numero de la societe
de la societe

I hereby certify that the articles      Je certifie que les statuts de la
of the above-named corporation were     societe susmentionnee ont ete modifies:
amended

(a) under section 13 of the      [_]    a) en vertu del l'article 13 de la Loi
Canada Business Corporations Act        canadienne sur les societes par actions,
in accordance with the attached         conformement a l'avis ci-joint;
notice;

(b) under section 27 of the      [_]    b) en vertu de l'article 27 de la Loi
Canada Business Corporations Act        canadienne sur les societes par actions,
as set out in the attached              tel qu'il est indique dans les clauses
articles of amendment designating       modificatrices ci-jointes designant une
a series of shares;                     serie d'actions;

(c) under section 179 of the     [X]    b) en vertu de l'article 179 de la Loi
Canada Business Corporations Act        canadienne sur les societes par actions,
as set out in the attached              tel qu'il est indique dans les clauses
articles of amendment;                  modificatrices ci-jointes

(d) under section 191 of the     [_]    b) en vertu de l'article 191 de la Loi
Canada Business Corporations Act        canadienne sur les societes par actions,
as set out in the attached              tel qu'il est indique dans les clauses
of reorganization.                      de reorganisation ci-jointes.



/s/ Director - Directeur                July 29, 1996/le 29 juillet 1996
                                        Date of Amendment - Date de modification



Canada

                       CANADA BUSINESS CORPORATIONS ACT

                                    FORM 4

                             ARTICLES OF AMENDMENT
                              (SECTION 27 OR 177)


- --------------------------------------------------------------------------------
1 -  Name of Corporation                             2 - Corporation No.

     GOLDEN STAR RESOURCES LTD.                                 282128-1
- --------------------------------------------------------------------------------
3 -  The articles of the above-named corporation are amended as follows:


     The following provision be added to Section 7 :

     "The directors may appoint one or more directors, who shall hold office for a term expiring not later than the close of the next annual general meeting of shareholders, provided that the total number of directors so appointed may not exceed one-third of the number of directors elected at the previous annual meeting of shareholders.


- --------------------------------------------------------------------------------
Date                        Signature                 Description of Office
July 25, 1996          /s/ Louis O. Peloquin    Vice President & General Counsel
- --------------------------------------------------------------------------------

                                                            JUL 29 1996

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Golden Star Resources Ltd.



                              By:    /s/ David A. Fennell
                                  -----------------------
                                     David A. Fennell
                                     President and Chief Executive Officer








                              By:    /s/ Gordon J. Bell
                                  -----------------------
                                     Gordon J. Bell
                                     Vice President and Chief Financial Officer





Date: August 14, 1996