Form 10-Q
period 1996-09-30
GOLDEN STAR RESOURCES LTD
filed 1996-11-14
CIK 903571

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549
                                  __________

                                   FORM 10-Q
                                   _________

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period ended September 30, 1996

                                      or

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



                                (303) 830-9000
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days      Yes  X        No
                                          ----         ----


Number of Common Shares outstanding as of November 7, 1996:  25,836,403.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                          GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)
--------------------------------------------------------------------------------

                                                                 (Unaudited)               As of
                                                               As of September30,        December31,
ASSETS                                                              1996                    1995
                                                               ------------------    ------------------

CURRENT ASSETS
     Cash and short-term investments                                $ 18,978               $  9,498
     Marketable securities, at cost which approximates market              -                    800
     Accounts receivable                                               3,387                  4,200
     Inventories                                                       1,182                  1,132
     Other assets                                                        503                    444
                                                                    --------               --------
          Total Current Assets                                      $ 24,050               $ 16,074

RESTRICTED CASH                                                     $  6,015               $  2,465
DEFERRED EXPLORATION                                                  67,117                 51,447
INVESTMENT IN OMAI GOLD MINES LIMITED                                  3,798                  3,798
FIXED ASSETS                                                           4,270                  3,627
OTHER ASSETS                                                             214                    198
                                                                    --------               --------
          Total Assets                                              $105,464               $ 77,609
                                                                    --------               --------

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                       $  2,920               $  3,925
     Accrued wages and payroll taxes                                   1,022                  1,057
     Line of credit (Note 6)                                           5,000                      -
                                                                    --------               --------
          Total Current Liabilities                                    8,942                  4,982

OTHER LIABILITIES                                                         96                     36
                                                                    --------               --------
          Total Liabilities                                            9,038                  5,018
                                                                    --------               --------

MINORITY INTEREST                                                      9,236                  4,203
                                                                    --------               --------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                        129,685                106,344
     (Common shares, without par value, unlimited shares
     authorized.  Shares issued and outstanding:
     September 30, 1996 - 25,833,403 ; December 31, 1995 -
     22,769,872)

     Stock option loans                                               (3,823)                (1,170)

DEFICIT                                                              (38,672)               (36,786)
                                                                    --------               --------
     Total Shareholders' Equity                                       87,190                 68,388
                                                                    --------               --------
          Total Liabilities and Shareholders' Equity                $105,464               $ 77,609
                                                                    --------               --------

  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)
                                  (Unaudited)
    -----------------------------------------------------------------------

                                             Three Months              Nine Months
                                          Ended September 30        Ended September 30
                                        ----------------------     ---------------------

                                          1996         1995          1996         1995
                                        --------     --------      --------     --------

REVENUE
     Precious metals sales              $    184     $   984       $  1,353      $  2,758
     Interest and other                      249         252            825         1,279
                                        --------    --------       --------      --------
                                             433       1,236          2,178         4,037

COSTS AND EXPENSES
     Cost of goods sold                      843       1,003          3,066         4,211
     Depreciation                            291         218            874           605
     General and administrative            1,852       1,950          6,453         6,378
     Exploration expense                       5           -             24             -
     Recovery of abandonment loss              -           -           (936)            -
     Abandonment of mineral properties         -          74              -         1,570
     Gain on sale of assets                    -           -            (58)            -
     Loss on disposal of assets                -          75              -            75
     Foreign exchange loss (gain)             37         122            114           (72)
                                        --------    --------       --------      --------
                                           3,028       3,442          9,537        12,767

PROFIT (LOSS) BEFORE THE UNDERNOTED       (2,595)     (2,206)        (7,359)       (8,730)

Gain on subsidiary's issuance of
  common stock                                 -           -          3,783         2,575
Omai Preferred Share Redemptions               -           -              -           661
                                        --------    --------       --------      --------
Net profit (loss) before minority
 interest                                 (2,595)     (2,206)        (3,576)       (5,494)
Minority interest loss                       588         284          1,690           996
                                        --------    --------       --------      --------

NET PROFIT (LOSS)                        ($2,007)    ($1,922)       ($1,886)      ($4,498)
                                        ========    ========       ========      ========
NET PROFIT (LOSS) PER SHARE               $(0.09)     $(0.09)        $(0.08)       $(0.20)
                                        ========    ========       ========      ========

Weighted average shares outstanding
 (in millions of shares)                    22.3        21.4           25.1          22.5
                                        ========    ========       ========      ========

  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Stated in thousands of United States Dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                               Nine Months Ended     Nine Months Ended
                                                                               September 30, 1996    September 30, 1995
                                                                               ------------------    ------------------
OPERATING ACTIVITIES:
     Net profit (loss)                                                            $ (1,886)             $ (4,498)
     Reconciliation of net income to net cash used in operations:
            Depreciation                                                               874                   605
            Premium on Omai Preferred Share Redemptions                                  -                  (661)
            Abandonment of mineral properties                                            -                 1,570
            Recovery of abandonment loss                                              (936)                    -
            Loss on disposal of assets                                                   -                    75
            Gain on sale of assets                                                     (58)                    -
            Gain on issuance of common stock by subsidiary                          (3,783)               (2,575)
            Minority interest                                                       (1,690)                 (996)
     Changes in non-cash operating working capital                                     660                   191
                                                                                  --------              --------
                  Net Cash Used in Operating Activities                             (6,819)               (6,289)
                                                                                  --------              --------

INVESTING ACTIVITIES:
     Expenditures on mineral properties, net of joint venture  recoveries          (15,670)              (17,523)
     Equipment purchases                                                            (1,517)               (1,040)
     Omai Preferred Share Redemptions                                                    -                 1,209
     Other assets and investments                                                      786                   566
                                                                                  --------              --------
                  Net Cash Used in Investing Activities                            (16,401)              (16,788)
                                                                                  --------              --------

FINANCING ACTIVITIES:
     Restricted cash                                                                (3,550)               (2,465)
     Line of credit                                                                  5,000                     -
     Proceeds from issuance of subsidiary's stock                                   10,545                 9,426
     Offering costs of subsidiary                                                     (273)                 (928)
     Increase in minority interest                                                     274                 1,249
     Issuance of share capital                                                      12,886                     -
     Issuance of share capital under warrants                                        3,979                   709
     Issuance of share capital under options                                         6,476                     -
     Stock option loan receipts (additions)                                         (2,653)                  (24)
     Other                                                                              16                    (4)
                                                                                  --------              --------
                  Net Cash Provided by Financing Activities                         32,700                 7,963
                                                                                  --------              --------

Increase (Decrease) in cash                                                          9,480               (15,114)
Cash and short-term investments, beginning of period                                 9,498                34,387
                                                                                  --------              --------
Cash and short-term investments, end of period                                    $ 18,978              $ 19,273
                                                                                  --------              --------

  The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(UNAUDITED)
(All tabular amounts in thoursands of United States Dollars)


These financial statements and notes thereto should be read in conjunction with the financial statements and related notes included in the annual report on Form 10-K for Golden Star Resources Ltd. (the "Company") for the fiscal year ended December 31, 1995 on file with the Securities and Exchange Commission in the United States and the provincial securities commissions in Canada (hereinafter referred to as "the Company's 1995 10-K"). All amounts are in United States dollars unless otherwise stated.

The unaudited financial statements as of September 30, 1996, and for the three and nine months ended September30, 1996 and 1995, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

Investments in marketable securities are stated at cost which approximates market value and are capable of reasonably prompt liquidation.

(1)  INVENTORIES
     -----------

                                       September 30,   December 31,
                                           1996           1995
                                         -------         -------
      Precious Metals Inventory           $  236        $   383
      Materials and Supplies                 946            749
                                         -------        -------
                                          $1,182        $ 1,132
                                         =======        =======


(2)  FIXED ASSETS
     ------------

                                       September 30,   December 31,
                                           1996           1995
                                         -------         -------
      Building                           $   921        $   903
      Machinery & Equipment                5,600          4,254
                                         -------        -------
                                           6,521          5,157

      Accumulated Depreciation            (2,251)        (1,530)
                                         -------        -------
                                         $ 4,270        $ 3,627
                                         =======        =======


(UNAUDITED
(All tabular amonts in thousands of United States Dollars)

(3)  DEFERRED EXPLORATION
     --------------------

                          Deferred                                                                    Deferred
                          Exploration                                                                 Exploration
                          Expenditures     Capitalized    Capitalized    Joint                        Expenditures
                          as at            Exploration    Acquisition    Venture      Property        as at
                          Dec. 31, 1995    Expenditures   Expenditures   Recoveries   Abandonments    Sept. 30, 1996
                          ==========================================================================================
GUYANA
    Eagle Mouintain           $    38               -               -          -            -           $    38

    Upper Potaro Diamond/
     Amatuk Diamond               836              81              37          -            -               954

    Mazaruni/Upper Mazaruni
     Diamond                    2,028             453             230          -            -             2,711

    Wenamu Gold                   512               -               -          -            -               512

    Five Stars Gold             3,651             784             475          -            -             4,910

    Five Stars Diamond            389             500              40          -            -               929

    BHP Gold Projects               -             186               -       (130)           -                56

    Other                       2,518             128               -          -            -             2,646
                            ---------------------------------------------------------------------------------------
                   Sub-total    9,972           2,132             782       (130)           -            12,756
                            ---------------------------------------------------------------------------------------
SURINAME
    South Benzdorp / Lawa       2,842             498               -         (28)          -             3,312

    Gross Rosebel               6,286           6,177             450      (3,914)          -             8,999

    Headley's Right of
     Exploration                  311               -               -          -            -               311

    Thunder Mountain              405              48               -          -            -               453

    Saramacca                   1,255             347               -         (48)          -             1,554

    Sara Kreek                    131             306              75        (279)          -               233

    Anjoemara / Tempati             -             239              40        (246)          -                33

    Tapanahony                      -             224              60        (186)          -                98

    Kleine Saramacca                -              30               5         (14)          -                21

    Antino                          -              51               -           -           -                51

    Sipaliwini Reconnaisance        -              14               -           -           -                14

    Other                         226              37               -           -           -               263
                            ---------------------------------------------------------------------------------------
                   Sub-total   11,456           7,971             630      (4,715)          -            15,342
                            ---------------------------------------------------------------------------------------

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

                        Deferred                                                                                  Deferred
                        Exploration                                                                               Exploration
                        Expenditures       Capitalized        Capitalized        Joint                            Expenditures
                        as at              Exploration        Acquisition        Venture         Property         as at
                        Dec. 31, 1995      Expenditures       Expenditures       Recoveries      Abandonments     Sept. 30, 1996
                        ========================================================================================================
FRENCH GUIANA
(GUYANOR RESOURCES S.A.)

     Dorlin                    609               560                   -             (550)                 -                619

     St-Elie                 1,973             2,117                   -           (2,117)                 -              1,973

     Yaou                    6,991               323                   -             (289)                 -              7,025

     Paul Isnard             3,882             1,158                   -           (1,154)                 -              3,886

     SOTRAPMAG                 908               987                   -                -                  -              1,895

     Dachine                   449               875                   -             (871)                 -                453

     Other                   1,295                80                   -                -                  -              1,375
                        --------------------------------------------------------------------------------------------------------
              Sub-total     16,107             6,100                   -           (4,981)                 -             17,226
                        --------------------------------------------------------------------------------------------------------
AFRICA (PAN AFRICAN
RESOURCES CORPORATION)

     Gabon/Eteke             5,247               645                   -                -                  -              5,892

     Ivory Coast/Comoe       2,859               804                   -                -                  -              3,663

     Mali/Dioulafoundou      1,940               561                  65                -                  -              2,566

     Mali/Melgue                 -                48                   -                -                  -                 48

     Ethiopia/Dul            2,635             1,134                   -                -                  -              3,769

     Eritrea/Galla Valley      426               376                   -                -                  -                802

     Eritrea/Other               -                44                   -                -                  -                 44

     Other                       -               177                 600                -                  -                777
                        --------------------------------------------------------------------------------------------------------
              Sub-total     13,107             3,789                 665                -                  -             17,561
                        --------------------------------------------------------------------------------------------------------
LATIN AMERICA (SOUTHERN
STAR RESOURCES LTD.)

     Brazil/Andorinhas         123               881                 751                -                  -              1,755

     Brazil/Abacaxis           162               660                  50                -                  -                872

     Bolivia/San Simon         205               244                  22                -                  -                471

     Bolivia/Sunsas              6                36                   -                -                  -                 42

     Other                     296               665                   -                -                  -                961
                        --------------------------------------------------------------------------------------------------------
              Sub-total        792             2,486                 823                -                  -              4,101
                        --------------------------------------------------------------------------------------------------------
OTHER                           13               118                   -                -                  -                131
                        --------------------------------------------------------------------------------------------------------
TOTAL                      $51,447           $22,596              $2,900          $(9,826)                 -            $67,117
                        ========================================================================================================

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


The recoverability of amounts shown for deferred exploration is dependent upon the sale or discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete their development, and future profitable production or proceeds from the disposition thereof. The amounts deferred represent costs to be charged to operations in the future and do not necessarily reflect the present or future values of the properties.

(4)  INVESTMENT IN OMAI GOLD MINES LIMITED
     -------------------------------------

Details regarding the Company's investment in the common and preferred share equity of Omai Gold Mines Ltd. and its share of equity losses not recorded for the year ended December 31, 1995 and the nine months ended September 30, 1996 are as follows:

                                              Common       Preferred
                                              Shares        Shares
                                              ------       ---------

     December 31, 1995                             -          $3,798
     Less:
     Preferred Share Redemption                    -               -
     Add:
     Premium on Preferred Share Redemption         -               -
                                              ------       ---------
     September 30, 1996                       $               $3,798
                                              ======       =========

The Company's share of Accumulated Losses at:
     December 31, 1995      $(3,401)
                            ========
     September 30, 1996     $(3,054)
                            ========

The Company received no proceeds from redemption of preferred shares during the nine months ended September 30, 1996.

(5) PAN AFRICAN RESOURCES CORPORATION PRIVATE PLACEMENT AND AMALGAMATION
    --------------------------------------------------------------------

On February 5, 1996, Pan African Resources Corporation, a Yukon company ("PARC Yukon"), and a subsidiary of the Company, completed a private placement of 13.2 million units at Cdn$1.00 per unit. Each unit consisted of one common share and one-half of one common share purchase warrant of PARC Yukon. Each whole warrant ("Series A Warrant") entitles the holder to purchase one common share of PARC Yukon at Cdn$1.25 until November 1, 1996. The private placement generated net proceeds of approximately $9.0 million after payment of commissions and expenses. Because the price per common share issued exceeded the net book value per common share, a gain of approximately $3.8 million was recorded by the Company in the first quarter of 1996. During the nine months ended September 30, 1996, PARC (as defined below) received $1.0 million in proceeds from exercise of 1,063,500 of the Series A warrants. On October 31, 1996, the expiration date of the Series A warrants was extended to January 31, 1997 (See
Note 12).

On February 6, 1996, PARC Yukon was amalgamated under the Yukon Business Corporation Act with Humlin Red Lake Mines Limited, an Ontario corporation ("Humlin"). As a result of the amalgamation, each share issued under the PARC Yukon private placement was deemed exchanged for 1.001 share of PARC (as defined below) and each Series A Warrant was deemed exchanged for one

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

PARC (as defined below) Series A Warrant. As a result of the private placement and the amalgamation, the Company's interest was reduced to approximately 60% of the 45.3 million outstanding shares of Pan African Resources Corporation, the amalgamated company ("PARC"). PARC, as a result of the amalgamation, became a publicly traded company in Canada on February 8, 1996, with its common shares quoted on the Canadian Dealing Network.

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

(6)  LINE OF CREDIT
     --------------

On September 5, 1996, the Company's approximately 70% owned subsidiary, Guyanor Ressources S.A. ("Guyanor"), under an agreement with a major commercial bank, borrowed $5.0 million. The debt is secured by cash balances of the Company totaling $5.25 million held as restricted cash. The line of credit bears interest at the bank's prime rate per year and is due in full by July 30, 1997. In November 1996, amounts owed under the line of credit by Guyanor were repaid in full. (See Note 12)

(7)  CHANGES TO SHARE CAPITAL
     ------------------------

During the nine months ended September 30, 1996, 932,269 common shares were issued by the Company pursuant to exercised options previously granted under the Company's Employees' Stock Option Plan. During the nine months ended September 30, 1996, 20,000 common shares were issued by the Company pursuant to exercised options previously granted under the Company's Non-Discretionary Directors' Stock Option Plan. During the nine months ended September 30, 1996, 129,250 of the Company's Cdn$25.00 common share purchase warrants issued in 1994 were exercised for proceeds of $2.4 million. On July 31, 1996, the remaining 1,120,750 of these warrants expired unexercised.

GOLDEN STAR UNIT OFFERING

On March 6, 1996, the Company effected a public offering in Canada of 1.75 million units at a price of Cdn$10.50 per unit for total proceeds of $12.9 million (Cdn$18.375 million). Each unit consisted of one common share and one-half of one common share purchase warrant. Each whole warrant is exercisable into one common share of the Company until March 6, 1997 at a price of Cdn$11.00. During the nine

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


months ended September 30, 1996, 201,800 of the Cdn$11.00 warrants were exercised for proceeds of $1.6 million.

STOCK BONUS PLAN

On February 1, 1995, a total of 95,000 bonus common shares were issued to three employees of the Company under the Bonus Plan. These bonus common shares were distributed in accordance with a specific distribution schedule. In connection with the bonus common shares allocated to them, two of the employees will also be entitled to receive from the Company an amount equal to any applicable income taxes which may be payable by them as a result of the issuance of such bonus common shares. Compensation expense related to the shares distributed pursuant to the Bonus Plan during the nine months ended September 30, 1996 of $43,802 is included in the determination of net income for the period.

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

(8)  EARNINGS PER SHARE
     ------------------

Earnings per share is computed by dividing net profit (loss) by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share is computed by dividing net profit (loss) by the weighted average fully diluted shares, which include common share equivalents during the period. As of September 30, 1996, fully diluted outstanding shares were 28,836,207. Earning per share and fully diluted earnings per share are not materially different for the nine months ended September 30, 1996.

Common share equivalents are not included for 1995 as the effect would be antidilutive.

(9)  SETTLEMENT OF VENEZUELA PUT OPTION
     ----------------------------------

On July 18, 1995, the Company announced that Venhold Investments (1994) Ltd., its indirectly controlled subsidiary, and BPC Corporation (collectively, the "VenStar Purchasers") had given notice to Lindley Associated S.A. ("Lindley") of their election to exercise their option ("Put Option") to "put" back to Lindley their common and preferred shares in VenStar Gold Ltd. ("VenStar") in return for the reimbursement by Lindley of all purchase price payments and all exploration expenditures of the VenStar Purchasers. The aggregate amount owed to the Company under the Put Option was approximately $1.6 million.

VenStar, through its subsidiaries, holds several gold exploration properties, being the IncrJible 6 concession, the Valle Hondo concession and six Valle Hondo "CVG" (Corporacion Venezolana de Guayana) contract permit areas dominated Valle Hondo 89 through 94, all located in the Bolivar State in eastern Venezuela. The election by the VenStar Purchasers to exercise the Put Option was due to the inability of Lindley to obtain the formal "veta" (vein) mineral rights to the Valle Hondo concession

------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

within the time period required in the stock purchase agreement between the VenStar Purchasers and Lindley and in view of other unresolved issues with respect to investment in the mining industry in Venezuela.

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

In June 1996, Lindley informed the Company that it had found a purchaser for the Venezuelan properties and intended to pay the amounts owed under the Put Option. The Company agreed to a final termination and settlement agreement in June 1996 in connection with the "unwinding" of its purchase of an interest in VenStar. Under the terms of the settlement, the Company, through Venhold, received a cash reimbursement in the amount of $1.6 million from Lindley, consisting of $1.3 million in cash from Lindley and $0.3 million in cash held in the management company. This amount represents a recovery of certain purchase price payments and exploration expenditures incurred through July 18, 1995 which were previously written off. As such, the Company recorded a gain of approximately $0.9 million in the second quarter as a result of the transaction, and has no remaining interests in Venezuela at this time.

(10) GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND
     ------------------------------------------------------
     THE UNITED STATES
     -----------------

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

------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

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

(f) The gains on subsidiary's issuance of common stock recorded under Canadian GAAP in respect of the Guyanor initial public offering in 1995 and the PARC private placements in 1995 and 1996 (as discussed in Note 5) are not appropriate under U.S. GAAP.

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

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                                         For the nine months ended
                                                                                   September 30,  1996   September 30, 1995
                                                                                  --------------------  -------------------

Net profit (loss) under Canadian GAAP                                                        $ (1,886)            $ (4,498)
Net effect of the deferred exploration expenditures on loss for the period (a)                (12,770)             (15,785)
Effect of recording compensation expense under stock option plans (d)                             (79)                (151)
Reversal of the gain on subsidiary's issuance of common stock                                  (3,783)              (2,575)
Effect of Omai preferred share redemption (c)                                                       -                  548
                                                                                             --------             --------
Loss under U.S. GAAP before minority interest                                                 (18,518)             (22,461)
Adjustment to minority interest                                                                 1,613                2,100
                                                                                             --------             --------
Loss under U.S. GAAP                                                                         $(16,905)            $(20,361)
                                                                                             --------             --------
Loss per share under U.S. GAAP                                                               $  (0.65)            $  (0.90)
                                                                                             --------             --------


( For items (a) to (i), see pages 10 and 11.)

------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEET

                                          As of September 30, 1996    As of December 31, 1995
                                          ------------------------    -----------------------
                                         Canadian GAAP    U.S. GAAP  Canadian GAAP   U.S. GAAP
                                         -------------    ---------  -------------   ---------
Cash (h)                                   $ 10,581         10,582     $ 5,800         $ 3,320
Short term investments (e)                    8,397          5,395       3,698           2,480
Marketable securities (i)                         -              -         800             927
Other current assets                          5,072          5,072       5,776           5,776
Restricted cash                               6,015          6,015       2,465           2,465
Deferred exploration (a)                     67,117         18,468      51,447          15,568
Investment in Omai Gold
   Mines Limited (c)                          3,798              -       3,798               -
Long-term investments (e)                         -          3,001           -           3,698
Other assets                                  4,484          4,484       3,825           3,825
                                           --------        -------     -------         -------
      Total Assets                         $105,464        $53,017     $77,609         $38,059
                                           ========        =======     =======         =======

Liabilities                                   9,038          9,038       5,018           5,018
Minority interest (a)                         9,236          6,388       4,203           2,968
Share capital, net of stock option
  loans (g)                                 125,862        119,046     105,174          94,496
Cumulative translation
 adjustments (b)                                  -          1,595           -           1,595
Accumulated unrealized gains on
 investments (i)                                  -              -           -             127
Deficit (a) (c) (d) (f)                     (38,672)       (83,050)    (36,786)        (66,145)
                                           --------       --------    --------        --------
      Total Liabilities and
        Shareholders' Equity               $105,464       $ 53,017    $ 77,609        $ 38,059
                                           ========       ========    ========        ========

STATEMENTS OF CASH FLOWS

 NET CASH PROVIDED BY (USED IN):           OPERATING                    INVESTING                     FINANCING
                                           ACTIVITIES                   ACTIVITIES                    ACTIVITIES
                                           ----------                   ----------                    ----------
                                   Canadian          U.S.       Canadian          U.S.        Canadian          U.S.
                                     GAAP            GAAP         GAAP            GAAP          GAAP            GAAP
                                     ----            ----         ----            ----          ----            ----
For the nine months ended
  September 30, 1996              $(6,819)       $(19,657)    $(16,401)        $(5,847)      $32,700         $32,766
For the nine months ended
  September 30, 1995              $(6,289)       $(22,797)    $(16,788)        $14,846       $ 7,963         $ 7,831

(For items (a) to (i), see pages 10 and 11.)

------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (f) and the following non-cash items:

     U.S. GAAP does not permit the presentation of non-cash items in investing or financing activities in the consolidated statements of cash flows. Non-cash items in investing activities were $0.1 million for the nine months ended September 30, 1996, and $0.8 million for the year ended December 31, 1995. Non-cash items in financing activities were $3.1 million for the nine months ended September 30, 1996 and $0 for the year ended December 31, 1995.

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

(11) COMMITMENTS AND CONTINGENCIES
     -----------------------------

Letters of Credit and Guarantee

On July 26, 1995, the Company entered into a $2.15 million letter of credit application and agreement (the "Letter of Credit Documents") with a major commercial bank (the "first Bank"). Pursuant to the Letter of Credit Documents, the first Bank issued an irrevocable standby letter of credit in favor of The Commercial Bank of Ethiopia ("CBE"). Based on the letter of credit, the CBE, in turn, issued a bank guarantee or performance bond for the benefit of the Ministry of Mines and Energy for Ethiopia ("MMEE") guaranteeing the first year's exploration program at the Dul Project in Ethiopia. On July17, 1996, the performance bond requirements were reduced to $1.15 million by the MMEE and the first Bank released $1.0 million from the letter of credit. On September 23, 1996, the performance bond was further reduced to $0.45 million, reflecting the Company's agreed second year exploration program expenditure requirements, and an additional $0.7 million was released from the letter of credit by the first Bank. The CBE performance bond (and, concurrently, the first Bank letter of credit) may be drawn upon following the end of the exploration year in the event the Company fails to expend the minimum exploration budget previously submitted by the Company for the exploration year and approved by the MMEE, but only in the amount of the difference between the amount actually spent and the minimum required under the program. The current performance bond has been extended for one year and expires on October 16, 1997, subject to one possible extension of 90 days, and the first Bank letter of credit expires 15 days after the performance bond. The Company has provided cash collateral in the amount of $0.45 million for the letter of credit.

------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


On April 22, 1996, the Company and PARC announced the signing of an Exploration License Agreement (the "Exploration License") with the Government of Eritrea, represented by the Ministry of Energy, Mines and Water Resources, over the Galla Valley property. The initial period of the Exploration License is three years. The Company and PARC have committed to spend $1.25 million on exploration of the property in the first year of the Exploration License. As part of the Exploration License, the Company and PARC are required to provide the Ministry of Energy, Mines and Water Resources ("MEMWR") a bank guarantee in an amount equal to the minimum expenditure obligation (approximately $1.25 million) for the first year of the initial three-year exploration period. In October 1996, the Company and PARC entered into a bank guarantee application and related agreements with a major commercial bank (the "second Bank"). On October 11, 1996, the second Bank issued its bank guarantee for $1.25 million to the MEMWR to guarantee the first year's work expenditure commitment of the Company and PARC. The bank guarantee expires on August 19, 1997, and may be drawn on by the MEMWR in the event the Company and PARC fail to meet the minimum expenditure requirement in the first exploration year, but only in the amount of the difference between actual expenditures and the minimum requirement. PARC has provided cash collateral to the second Bank totaling $1.25 million for the bank guarantee. (See Note 12).

(12)   SUBSEQUENT EVENTS
       -----------------

On September 25, 1996, the Company announced its filing with the U.S. Securities and Exchange Commission (the "SEC") of a registration statement on Form S-3, with respect to the proposed issuance by the Company of up to $75.0 million of its common shares, preferred shares, convertible debt securities and/or warrants (collectively, the "Securities"). On November 6, 1996, the Company filed a final registration statement on Form S-3 with the SEC and the filing became effective on November 8, 1996.

On October 15, 1996, the Company filed with nine Canadian provincial securities commissions a short-form shelf prospectus, with respect to the proposed issuance by the Company of up to 5.0 million common shares and/or 5.0 million common share purchase warrants and a short-form shelf prospectus with respect to the proposed issuance of up to $75.0 million of convertible debt securities. The final short-form shelf prospectuses were filed on November 7, 1996 and the filing became effective on November 8, 1996.

On October 11, 1996, the Company and PARC entered into a letter of guarantee agreement with a major commercial bank for $1.25 million, representing the minimum exploration expenditure requirements for the first year of the exploration programs for the Galla Valley property in Eritrea. The Government of Eritrea is named as the beneficiary to the letter of guarantee. The guarantee is secured by restricted cash balances of PARC totaling $1.25 million and expires on August 31, 1997. (See Note 11)

On October 31, 1996, PARC extended the exercise date of its $1.25 Series A Warrants issued on February 5, 1996 (See Note 5) from November 1, 1996, to January 31, 1997. Of the 6,600,000 Warrants originally issued, as of September 30, 1996, 5,536,500 remain unexercised.

On October 30, 1996, Guyanor obtained the approval of a final prospectus entitling Guyanor to list its Class B common shares for trading on the Nouveau Marche of the Bourse de Paris in France, and for the sale of

------------------------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


1.0 million of its Class B shares (the "Offering"). Trading of Guyanor's Class B shares on the Nouveau Marche began on October 30, 1996. The offering of Guyanor shares in Europe was completed on November 5, 1996, and as a result, Guyanor received net proceeds of approximately 45.5 million French francs (approximately $8.9 million), and the Company's interest in Guyanor was reduced to approximately 69%. Because the price per Class B share issued exceeded the net book value per common share (including both Class A and Class B shares), the Company anticipates recording a gain in connection with this transaction.

On November 12, 1996, Guyanor repaid amounts owed under the line of credit (see
Note 6) totaling $5.0 million plus accrued interest of $ 0.1 million. As a result, restricted cash balances will be reduced by the $5.25 million of cash used to secure the line of credit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). For U.S. GAAP reconciliation see attached financial statement Note 10.

Special Note: Certain Statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" on page "i" for additional factors relating to such statements.

RESULTS OF OPERATIONS

Periods Ended September 30, 1996 Compared to the Periods Ended September 30,
----------------------------------------------------------------------------
1995
----

During the third quarter of 1996, the Company reported a net loss of $2.0 million or $0.09 per share as compared to a net loss of $1.9 million or $0.09 per share for the third quarter of 1995. Total revenues of $0.4 million for the third quarter of 1996 (as compared to $1.2 million for the third quarter of 1995) decreased due to reduced gold sales by Societe de Travaux Publics et de Mines Auriferes en Guyane, a subsidiary of Guyanor Ressources S.A. ("SOTRAPMAG"). Revenue from gold sales for the third quarter of 1996 was $0.2 (compared to $1.0 million for the third quarter of 1995) and cost of goods sold for the period totaled $0.8 million (compared to $1.0 million for the third quarter of 1995). Interest and other income remained consistent with the prior period.

During the nine months ended September 30, 1996, the Company reported a net loss of $1.9 million or $0.08 per share, compared to a loss of $4.5 million or $0.20 per share for the first nine months of 1995. Losses decreased in the first nine months of 1996 compared to 1995, due primarily to property abandonments in 1995 of $1.6 million which did not recur in 1996. In addition, revenues of $2.2 million for the first nine months of 1996 decreased from $4.0 million during the first nine months of 1995 due primarily to reduced production at SOTRAPMAG. The Company also recorded a gain of $0.9 million during the nine months ended September 30, 1996, for recovery of Venezuelan investments previously written off.

SOTRAPMAG's alluvial operations have experienced operating losses in 1996 as a result of a labor strike, the re-deployment of certain equipment for construction of a new plant and heavy rainfall. Guyanor has retained outside consultants to analyze SOTRAPMAG's operations and make recommendations on how to render the operation profitable. There can be no assurance, however, that it will be possible to return SOTRAPMAG's operations to profitability. In the event that it is determined that SOTRAPMAG's operations cannot operate profitably within the near future, management may decide to suspend alluvial production and continue exploration efforts to define a near surface gold resource.

General and administrative expenditures of $1.9 million in the third quarter of 1996 (as compared to $2.0 million in the third quarter of 1995) and $6.5 million for the nine months ended September 30, 1996 (as compared to $6.4 million for the nine months ended September 30, 1995) reflected the Company's continued support of the portfolio of exploration projects throughout the world.

Depreciation expense increased slightly as a result of an increase in the depreciable asset base through asset additions in the fourth quarter of 1995 and the first nine months of 1996.

Omai Gold Mines Limited, in which the Company maintains a 30% common share equity interest, reported net income of $2.6 million for the third quarter of 1996 and $1.4 million for the nine months ended September 30, 1996 compared to a net loss of $1.5 million in the third quarter of 1995 and net income of $3.9 million for the nine months ended September 30, 1995. The decrease in year to date income resulted from the suspension of operations at the Omai mine due to a failure in the tailings dam in August 1995. The resumption of operations during the first quarter of 1996 allowed for the production of 162,117 ounces of gold during the nine months ended September 30, 1996 (175,080 ounces in the first nine months of 1995). Since the resumption of operations in February, production has gradually increased and reached capacity by June 1996. The mill expansion was successfully commissioned in early July and gradually reached its design capacity during the third quarter. There were no redemptions of Class "I" preferred shares during the nine months ended September 30, 1996, as compared to $1.2 million during the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company held cash and short term investments of $19.0 million ($19.3 million as of September 30, 1995) and working capital of $15.1 million ($19.4 million as of September30, 1995). The decrease in cash resources and working capital resulted from expenditures on the Company's exploration activities during the fourth quarter of 1995 and the first nine months of 1996, offset by the proceeds from the PARC Yukon private placement ($9.0 million in February 1996) and the Company's unit offering ($12.9 million in March 1996). (See discussion below.)

Other sources of funding during the third quarter of 1996 included the exercise of stock options for proceeds of $1.1 million, proceeds from the issuance of subsidiary stock totaling $0.3 million and joint venture arrangements which provided $4.1 million in cash recoveries of exploration expenditures.

Product and materials and supplies inventories, accounts receivables and other current assets decreased $2.6 million during the quarter in the aggregate, reflecting payment of accounts receivable due from joint venture partners and the Company's Venezuelan partners as a result of settlement of the VenStar transaction and decrease in gold and materials and supplies inventories due to reduced production at SOTRAPMAG.

Cash used in investing activities of $16.4 million for the nine months ended September 30, 1996 (as compared to $16.8 million for the nine months ended September 30, 1995) decreased primarily due to increased joint venture recoveries and the resulting decrease in net exploration expenditures, offset by additional fixed asset purchases and no redemptions of Omai preferred shares during the period.

Cash provided by financing activities of $32.7 million for the nine months ended September 30, 1996 increased by $24.7 million as compared to $8.0 million for the nine months ended September 30, 1995. The increase results from the Company's unit offering, the PARC Yukon private placement, and proceeds of $5.0 million from the Guyanor line of credit. Share capital increased by $20.7 million for the nine months ended September 30, 1996 compared with $0.7 million during the nine months ended September 30, 1995, reflecting proceeds from the exercise of stock options and warrants and the unit offering.

On March 6, 1996, the Company effected a public offering in Canada of 1.75 million units at a price of Cdn$10.50 per unit for total proceeds of $12.9 million (Cdn$18.375 million). Each unit consisted of one common share and one-half of one common share purchase warrant. Each whole warrant is exercisable into one common share of the Company until March 6, 1997 at a price of Cdn$11.00. During the nine months ended September 30, 1996, 201,800 of the Cdn$11.00 warrants were exercised for proceeds of $1.6 million.

The Company expects to incur approximately $10 million in cash exploration, acquisition and development expenditures during the fourth quarter of 1996. The Company intends to fund these expenditures from existing working capital. Alternative sources of capital available to the Company include the sale of equity, sale of assets or entering into joint venture partnerships. Whether, and to what extent such alternative financing options are pursued by the Company or its subsidiaries in the foreseeable future will depend on a number of factors including: results of exploration and development activities; the successful acquisition of additional properties or projects; the price of gold and management's assessment of the capital markets.

On September 25, 1996, the Company announced it had filed with the SEC a registration statement on Form S-3, with respect to the proposed issuance by the Company of up to $75.0 million of its common shares, preferred shares, convertible debt securities and/or warrants. On November 6, 1996, the Company filed a final registration statement on Form S-3 with the SEC, and the filing became effective on November 8, 1996.

On October 15, 1996, the Company filed with nine Canadian provincial securities commissions a short-form shelf prospectus, with respect to the proposed issuance by the Company of up to 5.0 million common shares and/or 5.0 million common share purchase warrants and a short-form prospectus with respect to the proposed issuance of up to $75.0 million of convertible debt securities. The final short-form shelf prospectuses were filed on November 7, 1996 and the filing became effective on November 8, 1996.


Africa (Pan African Resources Corporation)
------------------------------------------

Total exploration and acquisition expenditures in Africa for the third quarter of 1996 amounted to $1.8 million, and primarily reflect expenditures on exploration activities in the Ivory Coast, Mali, Ethiopia, Eritrea and Gabon. General and administrative expenditures for the third quarter of 1996 totaled $0.3 million, with interest earned on invested cash balances totaling $0.1 million for the quarter.

On February 5, 1996, PARC Yukon completed a private placement of 13.2 million units at Cdn$1.00 per unit. Each unit consisted of one common share and one-half of one Series A Warrant of PARC Yukon. Each whole Series A Warrant entitles the holder to purchase one common share of PARC Yukon at Cdn$1.25 until November 1, 1996. The private placement generated net proceeds of approximately $9.0 million after payment of commissions and expenses. Because the price per common share issued exceeded the net book value per common share, a gain of approximately $3.8 million was recorded by the Company. On October 31, 1996, the expiration date of the Series A Warrants was extended to January 31, 1997. Of the 6,600,000 Warrants originally issued 5,536,500 remained unexercised.

On February 6, 1996, PARC Yukon was amalgamated under the Yukon Business Corporation Act with Humlin. As a result of the amalgamation, each share issued under the PARC Yukon private placement was deemed exchanged for 1.001 share of PARC and each Series A warrant was deemed exchanged for one PARC Series A Warrant. As a result of the private placement and the amalgamation, the Company's interest was reduced to approximately 60% of the 45.3 million outstanding shares of PARC. PARC, as a result of the amalgamation, became a publicly traded company in Canada on February 8, 1996, with its common shares quoted on the Canadian Dealing Network.

Prior to the amalgamation with Humlin, indebtedness totaling $12.3 million owed by Pan African Resources Corporation, a Barbados Company and a wholly owned subsidiary of PARC to the Company as of December 11, 1995 was converted by the Company, under the terms of two convertible debentures between PARC and the Company, into 24.9 million common shares of PARC Barbados. Upon completion of these loan conversions, 24.9 million PARC Barbados shares held by the Company were surrendered for cancellation in exchange for the issuance to the Company of
7.975 million warrants of PARC Barbados, each warrant entitling the Company to purchase one share of PARC Barbados at Cdn$1.50 until July 15, 1997. After the PARC Amalgamation, the PARC Barbados warrants were surrendered to PARC Barbados in exchange for the issuance by PARC to the Company of 7.975 million PARC Series B warrants. Each PARC Series B warrant entitles the Company to purchase one PARC common share at Cdn$1.50 until July 15, 1997. In addition, the Company forgave indebtedness owed to it by PARC of $0.3 million, incurred for funding of PARC's exploration activities from December 1995 through completion of the private placement.

On April 22, 1996, the Company and PARC announced the signing of an Exploration License with the Government of Eritrea, represented by the MEMWR, over the Galla Valley property. The initial period of the Exploration License is three years. The Company and PARC have committed to spend $1.25 million on exploration of the property in the first year of the Exploration License. As part of the Exploration License, on October 11, 1996, the Company and PARC provided the MEMWR a bank guarantee in an amount equal to the minimum expenditure obligation (approximately $1.25 million) for the first year of the initial three-year exploration period. The guarantee was entered into by the Company and PARC with a major commercial bank and is secured by restricted cash balances totaling $1.25 million.

During the nine months ended September 30, 1996, $1.0 million in proceeds from exercise of PARC Series A Warrants was received by PARC. The exercise of the PARC Series A Warrants reduced the Company's interest in PARC to approximately 59%.

French Guiana (Guyanor Ressources S.A.)
---------------------------------------

Total exploration expenditures by Guyanor for the third quarter amounted to $2.6 million, offset by joint venture recoveries of $1.7 million. Activities in French Guiana focused primarily on further work at St-Elie, Paul-Isnard and Dachine. General and administrative expenditures for Guyanor which were not reimbursed by joint venture partners amounted to $0.6 million for the quarter ended September 30, 1996.

On October 30, 1996, Guyanor obtained the approval of a final prospectus entitling Guyanor to list its Class B shares for trading on the Nouveau Marche of the Bourse de Paris, and for the sale of
                                      20

1.0 million of its Class B shares. Trading of Guyanor's Class B Shares on the Nouveau Marche began on October 30, 1996. The Offering in Europe was completed on November 5, 1996, and as a result, Guyanor received net proceeds of approximately 45.5 million French francs (approximately $8.9 million), and the Company's interest in Guyanor was reduced to approximately 69%.

During the three and nine months ended September 30, 1996, Guyanor received $0.1 million and $0.3 million, respectively, from the exercise of stock options.

Guyana
------

Exploration and acquisition expenditures in the third quarter of 1996 in Guyana amounted to $0.7 million with joint venture recoveries from BHP Minerals International Exploration Inc. ("BHP") of $0.1 million during the quarter. Activities in Guyana focused primarily on the Five Stars gold and diamond reconnaissance areas and the Mazaruni gold and diamond reconnaissance areas.

On February 4, 1996, the operations at the Omai Mine resumed after suspension of the production for six months due to a failure in the main section of the tailings dam at the Omai Mine.

Suriname
--------

Exploration expenditures in Suriname during the third quarter of 1996 focused principally on the Gross Rosebel gold project in joint venture with Cambior Inc. ("Cambior") as well as the various BHP reconnaissance areas. Total spending in Suriname in the third quarter of 1996 of $3.5 million was offset by joint venture recoveries of $2.3 million. In addition to joint venture recoveries of $1.5 million during the quarter from Cambior for the Gross Rosebel project, the Company received $0.8 million in joint venture recoveries from BHP during the third quarter. As a result of Cambior's fulfillment of certain option conditions and the exercise of its option in the Gross Rosebel project, the Company is now required to contribute 50% of adopted work programs and budgets regarding the project or suffer dilution.

Southern Star Resources Ltd.
----------------------------

Exploration expenditures for the third quarter of 1996 of $1.4 million by Southern Star Resources Ltd., a wholly owned subsidiary of the Company ("Southern Star"), focused primarily on the Andorinhas and Abacaxis projects in Brazil and the San Simon project in Bolivia.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
--------------------------------------------------------------------------------
SECURITIES LITIGATION REFORM ACT OF 1995
----------------------------------------

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of the Company. Such forward-looking statements include statements regarding expected commencement dates of mining or production operations, projected quantities of future production, and anticipated production rates, costs and expenditures as well as projected demand or supply for the products the Company produces, which will affect both sales levels and prices realized by the Company. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the risks associated with having or not having hedge contracts, the political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's SEC filings. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Exhibits - (3) None.

(b) The Company has not filed a Form 8-K during the quarter ending September 30, 1996.

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



Date:  November 12, 1996