Form 10-Q/A
period 1996-09-30
GOLDEN STAR RESOURCES LTD
filed 1996-11-15
CIK 903571

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549
                                  __________

                                  FORM 10-Q/A
                                  ___________

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



                                (303) 830-9000
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days      Yes  X        No
                                          ----         ----


Number of Common Shares outstanding as of November 7, 1996:  25,836,403.

                          GOLDEN STAR RESOURCES LTD.


                                     INDEX


Part I - Financial Information

         Item 1.  Financial Statements..................................  1

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................... 17


Part II - Other Information

          Item 1.  Legal Proceedings.................................... 23

          Item 6.  Exhibits and Reports on Form 8-K..................... 23


Signatures.............................................................. 24



               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance, or achievements express of implied by such forward-looking statements. Such factors include, among others, gold and diamond exploration and development costs and results, fluctuation of gold prices, foreign operations and foreign government regulation, competition, uninsured risks, recovery of reserves, capitalization and commercial viability and requirements for obtaining permits and licenses.

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