Form 10-K
period 1996-12-31
GOLDEN STAR RESOURCES LTD
filed 1997-03-31
CIK 903571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   FORM 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                  For the Fiscal Year ended December 31, 1996
                                       or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No Fee Required)
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

Securities registered or to be registered pursuant to Section 12(b) of the Act:

                                                                         Name of Exchange
                 Title of Each Class                                     on which Registered
                 -------------------                                     -------------------

                   Common Shares                                    AMERICAN STOCK EXCHANGE
                                                                    TORONTO STOCK EXCHANGE

         Securities registered or to be registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes___X No ______

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form l0-K. ______

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $369 million as of March 14, 1997, based on the closing price of the shares on the American Stock Exchange of $13.875 per share.

         Number of Common Shares outstanding as of March 14, 1997:  26,622,636.

         DOCUMENTS INCORPORATED BY REFERENCE

         The Company's 1997 Proxy Statement and Information Circular for the 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS

                                     PART I

ITEM 1.          DESCRIPTION OF BUSINESS

ITEM 2.          DESCRIPTION OF PROPERTIES

ITEM 3.          LEGAL PROCEEDINGS

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS

ITEM 6.          SELECTED FINANCIAL DATA

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.         EXECUTIVE COMPENSATION

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K

The Registrant will furnish a copy of any exhibit filed as part of this report to any shareholder of record upon receipt of a written request from such person and payment of the Registrant's reasonable expenses for furnishing such exhibit. Requests should be made to the Secretary of the Registrant at the address set forth on the cover page of this report.

                  REPORTING CURRENCY AND FINANCIAL INFORMATION

All amounts in this Report are expressed in United States dollars, unless otherwise indicated. References to (i) "Cdn" are to Canadian dollars, (ii) "FF" are to French francs and (iii) "R" are to Brazilian reals.

Financial information is presented in accordance with accounting principles generally accepted in Canada. Differences between accounting principles generally accepted in the United States and those applied in Canada, as applicable to the Company, are explained in Note 17 to the Consolidated Financial Statements.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressly stated or implied by such forward-looking statements. Such factors include, among others, the following: gold and diamond exploration and development costs and results, fluctuation of gold prices, foreign operations and foreign government regulation, competition, uninsured risks, recovery of reserves, capitalization and commercial viability and requirement for obtaining permits and licenses. (See "Item 1. Risk Factors".)

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Golden Star Resources Ltd. (the "Registrant" or the "Company") is an international gold and diamond exploration company with a diverse portfolio of active exploration and development projects, and an operating mine, in over ten countries on two continents. The Company's core focus is on the acquisition, discovery and development of gold and diamond projects. Once it identifies such projects, the Company's business strategy is, if appropriate, to enter into partnership arrangements with major mining companies to develop and operate mines. The Company currently has interests in properties in various stages of development in Guyana, French Guiana, Suriname, Brazil and Bolivia in South America, and Eritrea, Ethiopia, Gabon, Ivory Coast, Kenya, Mali and Sierra Leone in Africa.

The Company's efforts are concentrated in a geologic domain known as greenstone belts, which are ancient volcanic- sedimentary rock assemblages. Greenstone belts are known to be favorable geologic environments for gold mineralization and account for a significant proportion of the world's historic gold production. The Company began its exploration activities in 1985 in the tropical, Proterozoic greenstone belts of the Guiana Shield, and more recently extended its activities to the geologically related greenstone belts of the Brazilian Shield and the West African Shield, and finally to the greenstone belts of eastern Africa.

The Company's interest in gold production as at March 14, 1997, was in the form of a 30% common share equity interest in Omai Gold Mines Limited, a company incorporated under the laws of Guyana ("OGML"), the owner and operator of the Omai Gold Mine in Guyana (the "Omai Mine") (see "Item 2. Description of Property - Guyana Properties - Producing Property: Omai Mine"). A final feasibility study is expected to be completed on the Company's second major project, Gross Rosebel, located in Suriname during 1997.

The head office of the Company is located at One Norwest Center, 1700 Lincoln Street, Suite 1950, Denver, Colorado 80203, and the Company's registered and records office is located at 19th Floor, 885 West Georgia Street, Vancouver, British Columbia V6C 3H4. As at March 14, 1997, the Company and its subsidiaries had a total of 658 full-time employees, of which 33 were based in Denver, one in Miami and the balance were employed in the various countries of South America and Africa in which the Company and its subsidiaries carry on their operations.

The Company was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation (the "Amalgamation") of South American Goldfields Inc. ("South American"), a Canadian corporation, and Golden Star Resources Ltd. ("Golden Star"), an Alberta corporation. Golden Star was originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd., and its name was changed on February 25, 1985 to Golden Star Resources Ltd. Concurrent with the Amalgamation, the common shares of the Company were consolidated on a one-for-two basis (the "Share Consolidation"). Reference to common shares herein shall, unless otherwise indicated, mean common shares of the Company after the Amalgamation and the Share Consolidation. The fiscal year-end of the Company is December 31.

The Company has established a decentralized structure through region-specific subsidiaries in order to facilitate effective management of its geographically diverse portfolio of mineral properties, to improve access to capital markets and to better allow the equity markets to value the Company's mineral property portfolio. The Company currently directly manages all activities in Guyana and Suriname and indirectly manages activities outside Guyana and Suriname through its subsidiaries. The Company has created two publicly traded subsidiaries. Guyanor Ressources S.A. ("Guyanor") is approximately 68% owned by Golden Star and is incorporated under the laws of France. Guyanor was established in order to comply with the laws of France which require that mining titles be held by a French company. Guyanor's Class B common shares are listed on the Toronto Stock Exchange under the symbol "GRL.B" and on the Nouveau Marche of the Bourse de Paris under the symbol "GUYN". Pan African Resources Corporation, a corporation incorporated under the laws of Yukon in Canada ("PARC"), is approximately 58% owned by Golden Star and was created in recognition of the unique risk profile of establishing exploration projects in Africa. PARC's common shares are quoted on the Canadian Dealing Network under the symbol "PARC". Southern Star Resources Ltd., a corporation incorporated under the laws of Barbados ("Southern Star"), is a wholly owned subsidiary of the Company and was created in 1995 to conduct activities in South America outside of the Guiana Shield.

BUSINESS STRATEGY

The Company's business strategy is to focus on its core skills of gold and diamond exploration and property acquisition, with the ultimate goal of holding significant interests in large scale gold and diamond mines. The Company's business strategy is comprised of the following elements:

# Focus on exploration. The Company believes that the greatest increase in shareholder value in the gold and diamond mining sector comes from the discovery of mineral deposits. The Company intends to continue to concentrate its exploration efforts in its areas of expertise, gold and diamond exploration, in the tropical greenstone belts of the Guiana Shield, Brazilian Shield, West African Shield and the greenstone belts of eastern Africa.

# Concentrate on current portfolio of properties. The Company intends to focus its efforts on advancing the most promising projects within its current portfolio of properties to the feasibility stage. The Company continues to pursue new opportunities and may make selective additional acquisitions of promising properties.

# Partner with major mining companies. The Company intends to continue to leverage its exploration capital by entering into partnership arrangements with major mining companies that have the technical skills and financial resources to develop and operate large modern mining operations. This strategy enables the Company to transfer a portion of the business and financial risks associated with exploration and development to its partners and utilize a greater portion of its funds to explore and develop additional projects.

# Maintain a strong local presence in the countries where the Company operates. The Company intends to continue its practice of locating offices, the majority of its employees and certain of its executives in countries where the Company has exploration, development and mining interests. Many of the Company's employees are from countries in which the Company operates. The Company believes that its local presence and hiring practices support its exploration efforts by enabling the Company to establish and maintain relationships with local government officials and business leaders. In addition, the Company believes that its decentralized local management structure enables it to make better informed exploration and management decisions.

CERTAIN SIGNIFICANT EVENTS IN 1996 AND RECENT DEVELOPMENTS

On January 8, 1996, Cambior Inc. ("Cambior") exercised its option to acquire a 50% interest in the Company's Gross Rosebel project in Suriname. Cambior fulfilled the condition to exercise its option under the option agreement signed in June of 1994, having spent $6.0 million for exploration and development activities on the property. (See "Item 2. Description of Properties - Suriname Properties - Gross Rosebel".)

In February 1996, the Government of Guyana approved the resumption of operations at the Omai Gold Mine following a tailings pond incident in August 1995 and construction of the first stage of the new tailings pond was completed. Appropriate measures were taken to ensure safe and environmentally sound operations. The mine resumed operations on February 4, 1996. The total incident-related costs at the Omai Mine for the shutdown period are estimated at $11.3 million. (See "Item 2. Guyana Prospectus - Producing Property: Omai Mine")

On February 5, 1996, Pan African Resources Corporation, a company incorporated under the laws of Yukon ("PARC Yukon"), which was, prior to that date, approximately 85% owned by the Company, completed a private placement (the "Private Placement") of 13.2 million units at Cdn$1.00 per unit. Each unit consisted of one common share and one-half of one common share purchase warrant of PARC Yukon. The Private Placement generated net proceeds to PARC Yukon of approximately $9.0 million after payment of commissions and expenses. Each warrant entitled the holder to purchase one common share of PARC Yukon at Cdn$1.25 until January 31, 1997. A total of 1,063,500 warrants were exercised providing proceeds of an additional $1.0 million. (See "Item 2. African Properties - General".)

On February 6, 1996, PARC Yukon was amalgamated (the "PARC Amalgamation") under the Yukon Business Corporation Act with Humlin Red Lake Mines Limited, an Ontario corporation. As a result of the Private Placement and the PARC Amalgamation, the Company's interest was reduced to approximately 60% of the
45.3 million outstanding shares of PARC, the amalgamated company. On February 8, 1996, PARC became a publicly traded company in Canada with its common shares quoted on the Canadian Dealing Network. (See "Item 2. African Properties - General".)

On March 6, 1996, the Company effected a public offering in Canada of 1.75 million units at a price of Cdn$10.50 per unit for total proceeds of Cdn$18.375 million. Each unit consisted of one common share and one-half of one common share purchase warrant (each whole warrant being designated as a "Warrant") of the Company. Each Warrant was exercisable into one common share of the Company on or prior to March 6, 1997, at a price of Cdn$11.00. As at March 6, 1997, all 875,000 Warrants have been exercised providing proceeds of $7.0 million.

On March 26, 1996, Cambior and the Company announced estimated mining reserves of 24 million tonnes grading 1.4 g Au/t on the Gross Rosebel property in Suriname, representing 1.1 million ounces of gold in situ.

On April 24, 1996, the Company announced the adoption by its Board of Directors of a Shareholder Rights Plan (the "Rights Plan") designed to encourage the fair treatment of shareholders in connection with any tender offer for the Company's shares. The Rights Plan provides the Board of Directors of the Company and shareholders with more time to fully consider any unsolicited tender offer for the

Company. It also allows more time for the Board of Directors to pursue, if appropriate, other alternatives to maximize shareholder value. The shareholders of the Company ratified the adoption of the Rights Plan at their June 11, 1996 annual general meeting. The Plan will expire in 1999. Under the Rights Plan, the Company issued one right (a "Right") for each common share of the Company outstanding on April 24, 1996. The Company will also issue one Right for each common share issued in the future. The Rights issued under the Rights Plan become exercisable only when a person, including any party related to it, acquires or announces its intention to acquire 20% or more of the Company's outstanding common shares without complying with the "Permitted Bid" provisions of the Rights Plan or without approval of the Board of Directors of the Company. Should such an acquisition occur, each right would, upon exercise, entitle a rights holder, other than the acquiring person and persons related to it, to purchase common shares of the Company at a 50% discount to the market price at the time. (See "Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - 14. Share Capital.")

In August 1996, the Company announced that Venhold Investments (1994) Ltd., an indirectly controlled subsidiary of the Company, concluded a final termination and settlement agreement in connection with the "unwinding" of its purchase of controlling interests in certain mineral properties located in Venezuela. Therefore, the Company has no remaining interest in Venezuela. The Company recorded a gain of $0.9 million in 1996 as a result of a settlement payment of $1.6 million.

In September 1996, the Company and Cambior announced an increase in estimated proven and probable mining reserves at the Gross Rosebel project in Suriname. Proven and probable mining reserves at Gross Rosebel were calculated to be in excess of 30 million tonnes grading 1.5 g Au/t, representing approximately 1.4 million ounces of gold in situ, a 25% increase over the March 1996 estimate at a higher grade and lower overall strip ratio. This increase reflected a new reserve calculation completed on the Pay Caro zone, which includes both the former Pay Caro and East Pay Caro zones. Information included in the calculation was based on drilling and trenching completed through June 30, 1996. The reserve calculation did not include drilling and trenching completed through June 30, 1996, on the Koolhoven and Bigi Asanjangmoni trends on the North Block of the Gross Rosebel property. Saprolite (soft rock) mineralization constituted 72% of the updated reserves.

 --------------------------------------------------------------------------------------------------------------
     RESERVE           HARD ROCK (1)               SOFT ROCK (2)                     TOTAL                STRIP
  ESTIMATE AS OF    ('000 TONNES @ G AU/T)     ('000 TONNES @ G AU/T)        ('000 TONNES @ G AU/T)       RATIO
 --------------------------------------------------------------------------------------------------------------
 September 1996          8,590 @ 1.8                21,860 @ 1.3                  30,450 @ 1.5            2.8:1
 --------------------------------------------------------------------------------------------------------------
 March 1996              3,459 @ 1.8                20,594 @ 1.3                  24,053 @ 1.4            2.9:1
 --------------------------------------------------------------------------------------------------------------

(1) Hard rock cutoff grade of 0.7 g Au/t
(2) Soft rock cutoff grade of 0.5 g Au/t

On September 25, 1996, the Company announced the filing with the Securities and Exchange Commission ("SEC") of a shelf registration statement on Form S-3 (the "Registration Statement"), with respect to the proposed issuance by the Company from time to time of up to $75.0 million of its common shares, preferred shares, convertible debt securities and/or warrants. On November 6, 1996, the Company filed an amendment to the Registration Statement with the SEC and the Registration Statement, as amended, was declared effective by the SEC on November 8, 1996.

On October 15, 1996, the Company filed with nine Canadian provincial securities commissions (i) a short-form shelf prospectus, with respect to the proposed issuance by the Company from time to time of up to 5.0 million common shares and/or 5.0 million common share purchase warrants and (ii) a short-form shelf prospectus with respect to the proposed issuance of up to $75.0 million of convertible debt securities. Final short-form shelf prospectuses were filed on November 7, 1996, and the filing became effective on November 8, 1996.

On October 30, 1996, a final prospectus was approved by French regulatory authorities entitling Guyanor to (i) list its Class B common shares for trading on the Nouveau Marche of the Bourse de Paris in France, and (ii) sell 1.0 million of its Class B common shares. Trading of Guyanor's Class B common shares on the Nouveau Marche began on October 30, 1996. A placement of Guyanor shares in Europe was completed on November 5, 1996. In connection therewith, Guyanor received net proceeds of approximately 45.5 million French francs (approximately $8.9 million), and the Company's interest in Guyanor was reduced to approximately 68%.

On January 10, 1997, PARC sold its interest in Lafayette Mining Gabon Ltd. ("LMG"), which holds an exploration permit on the Eteke property, pursuant to the exercise of a right of first refusal by Lafayette Holdings Corp. ("Lafayette") under an option agreement (dated September 4, 1994) and a joint venture agreement (dated May 5, 1995) between Lafayette and PARC. Under its first right of refusal, Lafayette purchased all of PARC's interest in LMG and all related rights and obligations of PARC under the joint venture agreement, the option agreement and any other related agreement for the sum of $640,000. As a result, the Company and PARC incurred a charge in the fourth quarter of 1996 of $5.3 million for the write-down of capitalized exploration expenditures for the Eteke property.

On January 30, 1997, Guyanor and the Company announced their intent to discontinue alluvial gold production in French Guiana by Societe de Travaux Publics et de Mines Auriferes en Guyane ("SOTRAPMAG"), a wholly-owned subsidiary of Guyanor. SOTRAPMAG has experienced continuing operating losses since its acquisition in 1994. Outside consultants engaged in 1996 to review the operation and make recommendations on how to make the operation profitable concluded that without a significant capital investment to increase production, changes in certain work practices and a reduction in fuel taxes, the operation could not achieve profitability. As a result of these factors, Guyanor has begun implementation of a program to discontinue SOTRAPMAG's alluvial operation in the first quarter of 1997. The Company and Guyanor incurred a fourth quarter charge to 1996 earnings of $3.2 million for the write down of assets and accrual of closure costs. (See "Item 2. Guyanor Ressources S.A. - Paul Isnard and Eau Blanche - Mining Operations.")

On February 19, 1997, an option agreement was signed between Societe des Mines de St-Elie, SARL and a French company pursuant to which SMSE may acquire three concessions and one exploration permit immediately adjacent to the east and the south of the St-Elie concession, over a 155 km(2) area known as "Dieu-Merci". (See "Item 2. Guyanor Ressources S.A. - St-Elie and Dieu-Merci.")

In March of 1997, the Company decided to write-down as at December 31, 1996 the capitalized deferred exploration in the Dul Mountain project in Ethiopia. The charge to earnings was $4.0 million. The Company's share of this charge, after minority interest, was $2.3 million. (See "Item 2. African Properties - Ethiopia property.")

RISK FACTORS

The following contains certain forward-looking statements within the meaning of the Reform Act. Actual results, performance or achievements of the Company could differ materially from those projected in the forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K.

1.  RISKS OF EXPLORATION AND DEVELOPMENT

Mineral exploration and development involves a high degree of risk and few properties which are explored ultimately are developed into commercially producing mines. The long-term success of the Company's operations will be substantially and directly related to the cost and success of its exploration programs. The risks associated with the exploration for new mineralization include the identification of potential gold mineralization based on surficial analysis, the attraction and retention of experienced geologists and drilling personnel, the quality and availability of third party assaying, sampling errors, geological, geophysical, geochemical and other technical analyses and other factors. Substantial early stage expenditures are required to outline mineralized prospects and establish ore reserves through, among other things, drilling and the preparation of feasibility studies and mine plans, and to develop and construct the mining and processing facilities at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that (i) minerals will be discovered in sufficient quantities and/or grades to constitute reserves or justify commercial operations, (ii) the Company will be successful in partnering with companies to develop and operate those properties that are commercially attractive on acceptable or attractive terms or (iii) the funds required for development can be obtained by the Company or any of its partners on a timely or commercially reasonable basis. Further, even if reserves are delineated, it may require a number of years and significant expenditures until production is possible, during which time the economic feasibility of a property may change. Additionally, the Company will be reliant on its partners in each project for technical expertise in the development and operation phases of the project, and, in certain instances, for financing, until cash flow is generated from the property for the Company's account. Finally, to the extent the Company's mineral reserves are produced and sold, the Company must continually acquire new mineral prospects and explore for and develop new mineral reserves to replace such reserves.

2.  UNCERTAINTY OF RESERVE AND OTHER MINERALIZATION ESTIMATES

There are numerous uncertainties inherent in estimating proven and probable reserves and other mineralization, including many factors beyond the control of the Company. The estimation of reserves and other mineralization is a subjective process and the accuracy of any such estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurance can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to great uncertainty and gold prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or other mineralization containing relatively lower grades of mineralization or requiring more extensive processing uneconomic to exploit. If the price realized by the Company for its gold bullion were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, the Company potentially could experience reductions in reserves and asset write-downs. Under such circumstances, the Company may discontinue the development of a project or mining at one or more of its properties. Further, changes in operating and capital costs and other factors, including, but not limited to, short- term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

3.  RISKS ASSOCIATED WITH THE FLUCTUATION OF GOLD PRICES

To the extent that the Company has any revenues from operations, such revenues are expected to be in large part derived from the mining and sale of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, including international economic and political trends, inflation expectations, interest rates, central bank sales and purchases, global or regional consumptive patterns (such as the development of gold coin programs), speculative activities and increased production due to new mine developments and improved mining and production methods. The effect of these and other factors on the price of gold cannot be predicted accurately.

The current demand for, and supply of, gold affect gold prices but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If gold prices should decline below the Company's cash costs of production at existing operations, or estimated cash costs of production at any of its exploration and development properties, and remain at such levels for any sustained period, the Company could determine that it is not economically feasible to continue commercial production at any or all of its mines or to pursue further exploration or development activities on such properties.

Moreover, on any given date, the prices used in estimating the Company's ore reserves are based on the price of gold on such date. If the Company were to determine that its reserves and future cash flows should be calculated at significantly lower gold prices than those used on the measurement date, there would be a material reduction in the amount of its gold reserves. Should such reductions occur, material write-downs of the Company's investment in mining properties may be required.

The following table sets forth for the last ten years the high and low selling prices of gold, as provided by the New York Commodities Exchange ("COMEX"):

               Year            High              Low
               ----            ----              ---
               1987            $497.10           $392.10
               1988            $487.00           $394.00
               1989            $418.90           $358.10
               1990            $422.40           $346.80
               1991            $403.20           $344.30
               1992            $359.30           $329.70
               1993            $407.00           $326.30
               1994            $398.00           $370.60
               1995            $395.40           $371.20
               1996            $414.70           $368.00

The closing trading price per ounce of gold quoted by COMEX on March 14, 1997 was $352.60.

4.  CAPITALIZATION AND COMMERCIAL VIABILITY

The Company has limited financial resources. To date, and for the reasonably foreseeable future, its exploration and development activities have not generated and are not expected to generate substantial revenues, which has caused, and is expected to continue for the reasonably foreseeable future to cause, the Company to incur losses. In addition, the Company historically has incurred significant expenditures in connection with its exploration activities and contemplates doing so for the foreseeable future. There can be no assurance that additional funding will be available to the Company for further exploration or development of its properties or to fulfill its obligations under any applicable agreements with its partners or the nations in which the Company is operating. Although the Company has been successful in the past in obtaining financing through the sale of equity securities and through partnership arrangements involving several of the Company's properties, there can be no assurance that the Company will be able to obtain adequate financing in the future or that the terms of such financing will be favorable, or that such partnership arrangements will continue to be available for the Company's properties on acceptable terms. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of the Company's properties with the possible loss of the Company's interest in such properties.

If the Company proceeds to production on a particular property, commercial viability will be affected by certain factors that are beyond the Company's control, including the specific attributes of the deposit (such as mineral grade and stripping ratio), the fluctuation in metal prices, the costs of constructing and operating a mine in a specific environment, processing and refining facilities, the availability of economic sources of energy, adequacy of water supply, adequate access, government regulations including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands. The occurrence of any such factors may materially and adversely affect the Company's business, financial condition, results of operations and cash flow.

5.  RISKS ASSOCIATED WITH DIAMOND EXPLORATION

The exploration and development of diamond deposits involve exposure to significant financial risks over a significant period of time. Very few properties which are explored are ultimately developed into producing diamond mines. Major expenses over a period of several years may be required to establish reserves by sampling and drilling and to construct mining and processing facilities at a site. It is impossible to ensure that the current exploration programs of the Company, or any programs undertaken in the future, will result in a profitable commercial diamond mining operation. (See "Item 2. Guyanor Ressources S.A. - Dachine").

Whether a diamond deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as its size, the size, quantity and quality of the diamonds, proximity to infrastructure, financing costs and governmental regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of diamonds and environmental protection. The effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

6.  MARKETABILITY OF DIAMONDS

The marketability of diamonds which may result from projects undertaken by the Company will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of diamonds and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the

Company not receiving an adequate return on invested capital. The price for diamonds is, among other things, based on the size, cut, color and quality of individual diamonds sold and, to a lesser extent, the market supply and demand for diamonds in general.

7.  RISKS OF FOREIGN OPERATIONS

In certain countries in which the Company has mineral rights (whether held directly or indirectly), there are certain laws, regulations and statutory provisions which, as currently written, could have a material negative impact on the ability of the Company to develop a commercial mine in such countries. The range and diversity of such laws and regulations are such that the Company could not adequately summarize them in this document. Through, among other things, the negotiation of mineral agreements with the governments of these countries, management of the Company intends to seek variances or otherwise to be exempted from the provisions of these laws, regulations and/or statutory provisions. There can be no assurance, however, that the Company will be successful in obtaining such mineral agreements, that any such variances or exemptions can be obtained on commercially acceptable terms or that such agreements will be enforceable in accordance with their terms.

Further, many of the mineral rights and interests of the Company are subject to government approvals, licenses and permits. Such approvals, licenses and permits are, as a practical matter, subject to the discretion of the applicable governments or governmental officials. No assurance can be given that the Company will be successful in obtaining any or all of such approvals, licenses and permits, will obtain them in a timely fashion or will be able to maintain them in full force and effect without modification or revocation.

The Company's assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war or civil unrest, expropriation, nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, taxation policies, foreign exchange and repatriation restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or Canada. The Company also may be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. The Company has suspended its operations in Sierra Leone due to the unstable political situation there and has invoked the force majeure provisions of the contracts pertaining to its Sierra Leone operations. Currently, it is not possible for the Company to accurately predict such developments or changes of law or policy and which, if any, of such developments or changes may have a material adverse impact on the Company's operations.

8.  REQUIREMENTS FOR PERMITS AND LICENSES

The operations of the Company require licenses and permits from various governmental authorities. Except as otherwise described in "Business and Properties" herein, management believes that the Company presently holds substantially all necessary licenses and permits to carry on the activities which it currently is conducting or expects to conduct in the near term under applicable laws and regulations in respect of its properties, and also believes the Company is presently complying in all material respects with the terms of such laws, regulations, licenses and permits, although the Company is in breach of certain provisions of such laws, regulations, licenses and permits from time to time. Such licenses and permits are subject to modification or revocation as discussed above in "Risks of Foreign Operations", as well as changes in regulations and in various operating circumstances.
While the Company does not believe that any such breaches will have a material adverse effect on its operations, there can be no assurance that the Company will be able to obtain or maintain in force all necessary licenses and permits that may be required for it to conduct further exploration or commence construction or operation of mining facilities at properties under exploration or to maintain continued operations at economically justifiable costs.

9.  DEPENDENCE ON KEY PERSONNEL

The Company is dependent on the services of certain key officers and employees, including its Chief Executive Officer, its Chief Financial Officer and certain of its geologists. Competition in the mining exploration industry for qualified individuals is intense, and the loss of any of these key officers or employees if not replaced could have a material adverse effect on the Company's business and its operations. The Company has entered into agreements with certain of its officers which provide for payments upon termination without cause or, in certain cases, upon a change in control of the Company.

10. OPERATION HAZARDS AND RESPONSIBILITIES

The business of gold mining is generally subject to a number of risks and hazards, including environmental hazards, the discharge of pollutants or hazardous chemicals, industrial accidents, labor disputes, encountering unusual or unexpected geological or operating conditions, slope failures, cave-ins, failure of pit walls or dams and fire, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes, as well as other hazards. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. The Company or its subsidiaries or partnership arrangements to which they are parties also may incur liability as a result of pollution and other casualties. The Company may not be able to insure fully or at all against such risks, due to political or other reasons, or the Company may decide not to insure against such risks as a result of high premiums or for other reasons. Such occurrences, against which it cannot insure, or may elect not to insure, may delay production, increase production costs or result in liability. Paying compensation for obligations resulting from such liability may entail significant costs for the Company and may have an adverse effect on the Company's financial position. Furthermore, insurance against certain risks (including certain liabilities for environmental pollution or other hazards as result of exploration and production) is not generally available to the Company or to other companies within the industry.

11. MINING AND PROCESSING

The Company's business operations are subject to risks and hazards inherent in the mining industry, including, but not limited to, unanticipated grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems and mechanical equipment performance problems, the unavailability of materials and equipment, accidents, labor force and force majeure factors, unanticipated transportation costs and weather conditions, and prices and production levels of by-products, any of which can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates. In addition, the Company relies upon its partners to manage the development and operating stages of the projects in which it has an interest and, therefore, has less control over such matters than would be the case if the Company were the operator.

In the case of the Company's exploration properties, there generally is no operating history upon which to base estimates of future operating costs and capital requirements. The economic feasibility of any individual project is based upon, among other things, the interpretation of geological data obtained from drill holes and other sampling techniques, feasibility studies, which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipments costs, anticipated climatic conditions, estimates of labor productivity and other factors. Such exploration properties also are subject to the successful completion of final feasibility studies, issuance of necessary permits and receipt of adequate financing. Accordingly, uncertainties related to operations are magnified in the case of exploration properties.

As a result of the foregoing risks, expenditures on any and all projects, actual production quantities and rates and cash operating costs, among other things, may be materially and adversely affected and may differ materially from anticipated expenditures, production quantities and rates, and costs, just as estimated production dates may be delayed materially, in each case, especially to the extent exploration properties are involved. Any such events can materially and adversely affect the Company's business, financial condition, results of operations and cash flows.

12. COMPETITION

The Company competes with major mining companies and other natural resource companies in the acquisition, exploration, financing and development of new properties and projects. Many of these companies are more experienced, larger, and better capitalized than the Company. The Company's competitive position will depend upon its ability to successfully and economically explore, acquire and develop new and existing mineral resource properties or projects. Factors which allow producers to remain competitive in the market over the long term are the quality and size of the ore body, cost of production and operation generally, and proximity to market. The Company also competes with other mining companies for skilled geologists, geophysicists and other technical personnel, which may result in higher turnover and greater labor costs for the Company.

13. CURRENCY

The Company historically has raised most of its equity capital in Canadian dollars, primarily maintains its accounts in U.S. dollars and converts such U.S. dollars into various local currencies on an as needed basis in order to conduct local operations. The Company currently maintains all or the majority of its working capital in U.S. dollars or U.S. dollar denominated securities and converts funds to foreign currencies as payment obligations come due. Accordingly, the Company is subject to fluctuations in the rates of currency exchange between the U.S. dollar and these currencies, and such fluctuations may materially affect the Company's financial position and results of operations. The Company currently has future obligations which are payable in French francs and Brazilian reals and receivables payable in French francs.
The Company currently does not actively take steps to hedge against such risks.

14. GOVERNMENTAL REGULATIONS

Management believes that compliance with existing regulations in the jurisdictions in which the Company operates which are applicable to the discharge of materials into the environment, or otherwise relating to environmental protection, will not have a material adverse effect on the Company's exploration activities, earnings, expenditures or competitive position. However, there can be no assurance that this will always be the case. New or expanded regulations, if adopted, could affect the exploration or development of the Company's mining projects or otherwise have a material adverse effect on the operations of the Company.

15. RISK OF COMPANY BEING CLASSIFIED AS A PASSIVE FOREIGN INVESTMENT COMPANY

Under the United State Internal Revenue Code of 1986, as amended (the "Code"), the Company may be classified as a passive foreign investment company (a "PFIC"). United States shareholders of a PFIC are subject to certain adverse tax consequences. These consequences can be mitigated, under certain circumstances, if the United States shareholder makes a timely election to treat the Company as a "qualified electing fund" (a "QEF"). The Company has been advised by Coopers & Lybrand L.L.P. that it should not be treated as a PFIC with respect to shares purchased by United States shareholders during the years 1993 through 1996, although it could potentially be a PFIC with respect to shares acquired by United States shareholders prior to 1993. The Company also intends to engage Coopers & Lybrand L.L.P. in the future to analyze whether it is a PFIC in 1997 and subsequent years and will continue to notify shareholders of the results of such future analyses. There can be no assurance as to whether or not Coopers & Lybrand L.L.P. will conclude that the Company is a PFIC for any such period. Moreover, even if Coopers & Lybrand L.L.P. concludes that the Company is not a PFIC, its conclusion is not binding on the United States Internal Revenue Service. Accordingly, it is possible that the PFIC rules will apply to holders of common shares. (See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters - Certain Canadian Federal Income Tax Considerations and Certain United States Federal Income Tax Considerations".)

                      CONVERSION FACTORS AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

   1 acre                   = 0.4047 hectare                    1 mile                = 1.6093 kilometers
   1 foot                   = 0.3048 meter                      1 troy ounce          = 31.1035 grams
   1 gram per tonne         = 0.0292 ounce per ton              1 square mile         = 2.59 square kilometers
   1 ton (2000 pounds)      = 0.9072 tonne                      1 square kilometer    = 100 hectares
   1 metric tonne           = 1,000 kg or 2,204.6 pounds
   1 kilogram               = 2.2 pounds or 32.151 oz


The following abbreviations of measurements are used herein:


    Au          = gold                              m(2)           = square meter
    ct          = carats                            m(3)           = cubic meter
    ct/m(2)     = carats per square meter           mg             = milligrams
    gm          = grams                             mg/m(3)        = milligrams per cubic meter
    g/t         = grams per tonne                   mt             = metric tonne
    ha          = hectares                          oz             = troy ounces
    km          = kilometers                        oz/t           = troy ounces per ton
    km(2)       = square kilometers                 t              = ton (2,000 pounds)
    kg          = kilogram                          ppb            = parts per billion
    m           = meter


                               GLOSSARY OF TERMS


Note: The definitions of proven (measured) and probable (indicated) reserves
(ore) set forth below are those used in Canada by certain provincial securities regulatory authorities and are set forth in National Policy No. 2-A (of Canada).

These definitions are substantially the same as those applied in the United States by the Securities and Exchange Commission, and those accepted by the United States Bureau of Mines and the United States Geological Survey.

PROBABLE RESERVES
(INDICATED RESERVES)              that material for which tonnage and grade are computed partly from specific measurements, samples or production data, and partly from projection for a reasonable distance on geological evidence, and for which the sites available for inspection, measurement and sampling are too widely or otherwise inappropriately spaced to outline the material completely or to establish its grade throughout

PROVEN RESERVES
(MEASURED RESERVES)               that material for which tonnage is computed from dimensions revealed in outcrops or trenches or underground workings or drill holes and for which the grade is computed from the results of adequate sampling, and for which the sites for inspection, sampling and measurement are so spaced and the geological character so well defined that the size, shape and mineral content are established and for which the computed tonnage and grade are judged to be accurate within limits which shall be stated and for which it shall be stated whether the tonnage and grade of proven ore or measured ore are in situ or extractable, with dilution factors shown, and reasons for the use of these dilution factors clearly explained

The following definitions of the stages of the exploration and development process are used by the Company. There can be no assurance that the terminology used by the Company is consistent with the terminology used by other companies in the mining industry or by industry analysts.

EARLY STAGE                       an early stage exploration project typically involves one or more targets within an area which have been determined to merit further follow-up work based on a combination of geological, geochemical and geophysical analysis.  The objective of an early stage project typically is to better define targets that have the potential to be advanced to the next state of exploration and level of financial commitment.

INTERMEDIATE STAGE                an intermediate stage exploration project typically involves establishing near surface mineralization through such techniques as deep augering and trenching.  Depending on spacing, drilling (both reverse circulation ("RC") and core) may be an intermediate stage exploration tool.  The objective of the intermediate exploration stage is to advance a project by identifying a well defined zone of mineralization that suggests the potential of mineralization continuing to depth.

ADVANCED STAGE                    an advanced exploration stage project typically involves testing targets at depth and generating the information necessary to develop a three dimensional geologic model of the mineralized zone, which may be used to demonstrate mineralized materials and/or reserves.  This typically is accomplished by both core and RC drilling, although reserves also can be established through trenching.

PRE-FEASIBILITY STAGE             a pre-feasibility stage project typically involves a target for which sufficient geologic information exists about the mineralized zone to determine reserves.  During the pre-
                          feasibility stage, drilling often is done to infill the information set on the mineralized zone in order to increase the certainly of calculated reserves.  Wider spaced step-out drilling also is conducted to extend upon known mineralized zones or to test for additional zones.  The objective of the pre-feasibility stage is to prove sufficient reserves to allow for a rate of production over a sufficient period of time to justify the investment of capital to extract the reserves, based on various economic and financial assumptions.

FEASIBILITY STAGE                 during the feasibility stage, exploration continues in order to better define known reserves of a project while attempting to further expand them.  During this stage, management of the project often is transferred to the operating partner which develops the necessary engineering and costing for mining, processing, power and infrastructure, as well as the designs for the plant and equipment required to construct and operate a modern mining operation.

MINE                              mining is the process of transforming a valuable mineral reserve or deposit into benefits for its owners (debt, equity and employees), governments and communities.  Exploration continues during the mining process and, in many cases, reserves are expanded during the early years of mine operations as the exploration potential of the deposit is realized.

ACIDIC said of an igneous rock based with a high silica content, generally greater than 65%
AEROMAGNETIC  a magnetic survey made with an airborne magnetometer
ALLUVIUM, ALLUVIALS a general term for clay, silt, sand, gravel or other material deposited by a body of water usually during recent geological time ALTERATION any change in the mineral composition of a rock brought about by physical or chemical means
AMPHIBOLE a group of dark, rock-forming, ferromagnesian silicate minerals closely related in crystal form and chemical composition
AMPHIBOLITE FACIES metamorphic rock formed by moderate to high pressures and temperatures

ANDESITE  a dark-colored, fine-grained volcanic rock
ANOMALY a deviation from uniformity or regularity in geophysical quantities ARCHAEN ancient rocks, generally older than 2,400 million years
ARKOSIC  a feldspar-rich typically coarse-grained sandstone
ARSENOPYRITE  a white or gray mineral, non-arsenic sulfide
ASSAY to analyze the proportions of metals in an ore
BASEMENT COMPLEX a complex of undifferentiated rocks that underlie the oldest identifiable rocks in an area
BASIC an igneous rock having a relatively low silica content, sometimes delimited arbitrarily as less than 54%
BATHOLITH a large, generally discordant, plutonic mass that has more than 100 km in surface exposure and is composed mostly of medium to coarse-grained rocks BEDDING the arrangement of a sedimentary rock in beds or layers of varying thickness and character
BIF (BANDED IRONSTONE FORMATION) a rock formation of iron oxides and amorphous silica occurring in distinguishable layers of brown, red and black
BRECCIA a coarse-grained rock composed of large angular pieces of broken rock CARBONATE a mineral compound characterized by a fundamental structure of carbon and oxygen
CARBONACEOUS  a rock or sediment rich in carbon
CLASTIC a rock or sediment composed of broken fragments derived from preexisting rocks or minerals
CONGLOMERATE a coarse-grained, clastic sedimentary rock composed of rounded or subangular fragments
CONTINENTAL FRACTURE the breaking apart of ancient continents as a result of plate tectonics
CRATON a part of the Earth's crust which is stable and has not undergone deformation over a significant period of time
CUPOLA  an upward projection of an igneous intrusion into its roof
DACITE a fine-grained volcanic-type rock with the same chemical composition as andesite but having slightly different mineral assemblage
DEGRADATION the wearing down or away, and the general lowering or reduction of the Earth's surface by the natural processes of weathering and erosion
DETRITAL  pertaining to fragmented material worn off or removed by mechanical means
DIABASE an intrusive rock whose main components are two specific dark minerals and characterized by a distinctive mineral structure
DIAMOND DRILLING a variety of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable core of rock for observation and assay
DIKE a tabular igneous intrusion that cuts across the planar structures of the surrounding rock
DILATION  deformation by a change in volume but not shape
DIORITE a group of plutonic rocks intermediate in composition with a specific mineral assemblage - the intrusive equivalent of andesite
DIP the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure DISSEMINATED said of a mineral deposit in which the minerals occur as scattered particles in the rock that make the deposit a worthwhile ore
ELUVIAL an incoherent ore deposit resulting from decomposition or disintegration of rock in place
EN-ECHELON geologic features that are in an overlapping or staggered arrangement, e.g. faults
FAULT  a surface or zone of rock fracture along which there has been displacement
FELSIC  applied to an igneous rock having mostly light colored minerals
FOLD AXIS a line that connects the central point of each constituent stratum of the fold, from which its limbs bend
FOLD CLOSURE the vertical distance between the top of the fold and its lowest point
FOLD a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage
FORMATION  the basic rock-stratigraphic unit in the local classification of rocks
GABBRO a group of dark-colored, basic intrusive igneous rocks composed principally of two specific minerals
GEOCHEMISTRY the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere
GEOLOGICAL MAPPING mapping based on recorded geologic information such as the distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities
GEOPHYSICS the study of the Earth as a planet with three areas of study: solid-earth, atmosphere and hydrosphere, and magnetosphere
GNEISS a foliated rock formed by regional metamorphism in which bands or lenticles of granular minerals alternate with bands and lenticles with flaky or elongate prismatic appearance
GRANODIORITE a group of coarse-grained plutonic rocks intermediate in composition between quartz diorite and quartz monzonite
GRANITE a plutonic rock in which quartz constitutes 10 to 50 percent of the felsic components
GRANITOID an nonporphyritic igneous rock in which all the constituents, apparently the product of continuous crystallization, are incomplete crystals and of approximately the same size
GRAPHITE a hexagonal mineral, representing a naturally occurring crystalline form of carbon
GRAYWACKE a rock name that applies to dark, hard, tough, and firmly indurated, coarse-grained sandstone
GREENSTONE  ancient volcanic-sedimentary rock assemblages
HORIZON a plane of stratification assumed to have been once horizontal and continuous
HYDROTHERMAL the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution
IMBRICATION  the steeply inclined, overlapping arrangement of thrust sheets
INCLUSION         a fragment of older, previously crystallized rock within an igneous rock to which it may or may not be genetically related
INTERBEDDED said of rock beds laid between or alternating with others of different character
INTERCALATION the existence of a layer or layers between other layers INTERMEDIATE an igneous rock that is transitional between basic and acidic, generally having a silica content of 54% to 65%
INTERSTRATIFIED layers of strata laid between or alternating with others of different character; especially said of sedimentary rocks laid down in sequence in an alternating arrangement
INTRUSION the process of replacement of magma (naturally occurring mobile rock material generated within the Earth) in pre-existing rock
LANDSAT   a recently launched artificial satellite which provides various images of the Earth's surface
LATERITE highly weathered residual surficial soils and decomposed rocks, rich in iron and aluminum oxides that are characteristically developed in tropical climates
LODE  a mineral deposit consisting of a zone of veins
LOELLINGITE  a silver-white mineral of iron and arsenic sulfide
MAFIC an igneous rock composed mostly of one or more ferromagnesian, dark-colored minerals in its mode; also, said of those minerals
MANGANIFERROUS  rich in manganese and iron
MAGNETITE a black, isometric, strongly magnetic, opaque mineral of the spinel group

MASSIVE said of a mineral deposit, especially sulfides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit
METABASIC  a basic rock that has been metamorphosed
METALLURGY the science and art of separating metals from their ores by mechanical and chemical processes
METAMORPHOSED the mineralogical and structural adjustment of solid rocks to physical and chemical conditions which have been imposed at depth below the surface zones of weathering and cementation
METAPELITE a sedimentary rock composed of clay that has been metamorphosed METASEDIMENT a sediment or sedimentary rock which shows evidence of having been subjected to metamorphism
METAVOLCANIC a volcanic rock which shows evidence of having been subjected to metamorphism
MICA SCHIST a schist whose essential constituents are mica and quartz MICROGRANITE an igneous rock of granitic composition that appears crystalline-grained only under the microscope
MINERAL a naturally formed chemical element of compound having a definite chemical composition and, usually, a characteristic crystal form
MINERALIZATION a natural occurrence in rocks or soil of one or more metalliferous minerals
MONOGENETIC resulting, originating or developing from one formation or derived from one source
ORTHOGNEISS  gneiss derived from an igneous rock
OXIDE a mineral compound characterized by the linkage of oxygen with one metallic element
OUTCROP that part of a geologic formation or structure that appears at the surface of the earth; also, bedrock that is covered only by surficial deposits such as alluvium
OVERBURDEN  barren rock material overlying a mineral deposit
OVERTHRUST a low-angle thrust fault of large scale, generally measured in kilometers
PALEOPLACER an ancient surficial mineral deposit formed by mechanical concentration of mineral particles from weathered debris
PAN CONCENTRATE a small proportion, generally of heavy minerals, typically of a weathered rock or stream sediment, obtained by manual use of a "gold pan". PELITIC composed of the finest detritus, generally clays
PHOTOGEOLOGY the identification, recording, and study of geologic features and structures by means of photography
PILLOW LAVA a general term for those lavas displaying pillow structure and considered to have formed in an underwater environment
PLACER a surficial mineral deposit formed by mechanical concentration of mineral particles from weathered debris
PLUG   a vertical pipe-like body of solidified magma that represents the conduit to a former volcanic vent
PLUNGE the inclination of a fold axis or other geological structure, measured by its departure from the horizontal
PLUTON an igneous intrusion or a body of rock formed by the replacement of existing rock
POLYGENETIC resulting from more than one process of formation or derived from more than one source
PORPHYRITIC an igneous rock in which larger crystals are set in a finer groundmass which may be crystalline or glassy or both
PORPHYRY an igneous rock of any composition that contains conspicuous larger fully-formed crystals in a fine-grained groundmass;
PORPHYRY COPPER a copper deposit in which the copper-bearing minerals occur as disseminated grains and/or veinlets through a large volume of rock
PROTEROZOIC  the more recent division of the Precambrian
PROXIMAL a sedimentary deposit consisting of coarse clastics and formed nearest the source area
PYROCLASTIC clastic rock material formed by volcanic explosion or aerial expulsion from a volcanic vent
PYRRHOTITE  a common reddish-brown hexagonal iron sulfide mineral
PYRITE a common, pale-bronze or brass-yellow, isometric iron sulfide mineral QUARTZ crystalline silica; silicon dioxide
QUARTZ DIORITE a group of plutonic rocks having the composition of diorite but with an appreciable amount of quartz
QUARTZ MONZONITE intermediate intrusive rock of a particular mineralogy in which quartz comprises 10 to 50% of the felsic constituents
QUARTZITE a very hard but unmetamorphosed sandstone consisting chiefly of cemented quartz grains
RADIOMETRIC SURVEY survey using a radiation-measuring instrument, usually to detect specific elements in the ground
REFRACTORY ORE an ore from which it is difficult or expensive to recover its valuable constituents
REVERSE CIRCULATION DRILLING a drilling method used in geological appraisals whereby the drilling fluid passes inside the drill stem to a down-the-hole precision bit and returns to the surface outside the drill stem carrying chips of rock
REVERSE FAULT   a thrust fault  with a dip of 45" or less in which the hanging wall appears to have moved upward relative to the footwall
SANDSTONE a medium-grained sedimentary rock composed of abundant fragments of sand size set in a fine-grained matrix of silt or clay
SAPROLITE a soft, earthy, clay-rich and thoroughly decomposed rock formed in place by chemical weathering of igneous, sedimentary or metamorphic rocks which retains the original structure of the unweathered rock
SCHIST a strongly foliated crystalline rock formed by dynamic metamorphism SERICITE a white fine-grained potassium mica which results from the alteration of various rock-forming minerals
SHALE a fine-grained detrital sedimentary rock formed by the consolidation of clay, silt, or mud, and characterized by finely stratified structure
SHEAR ZONE a tabular zone of rock that has been crushed and brecciated by many parallel fractures due to shear strain
SHEAR a strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact
SHIELD a large area of exposed basement rocks in a craton commonly with a very gently convex surface, surrounded by sediment-covered platforms SILICEOUS a rock containing abundant silica
SILICIFIED the introduction of, or replacement by silica, generally resulting in the formation of fine-grained quartz
STOCK an igneous intrusion that is less than 100 square kilometers in surface exposure
STOCKWORK a mineral deposit in the form of a network of veinlets diffused in the country rock
STRATIFORM having the form of a layer, bed, or stratum; consisting of roughly parallel bands or sheets
STRIKE the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal
STRIKE-SLIP the component of the movement or slip that is parallel to the strike of the fault
STRINGER a mineral veinlet or filament occurring in a discontinuous pattern in the host rock
STRIP  to remove overburden in order to expose ore
SUBPARALLEL  somewhat parallel
SUPERGENE a mineral deposit or enrichment formed by descending solutions SUPERGROUP a formally named assemblage of related groups, or of formations and groups, having significant lithologic features in common
SUPRACRUSTAL  rocks that overlie the basement

SURFICIAL   situated, formed, or occurring on the Earth's surface
SYNCLINE a concave upward fold, the core of which contains the stratigraphically younger rocks
TONALITE  a rock similar to quartz diorite
TOURMALINE a group of minerals commonly found as an accessory mineral in coarse-grained granitic rocks widely distributed in acid igneous rocks, metamorphic rocks, and clay slates
TUFF a compacted pyroclastic deposit of volcanic ash and dust that may or may not contain up to 50% sediments such as sand or clay
ULTRAMAFIC  an igneous rock composed chiefly of mafic minerals
VEIN  a thin, sheetlike igneous intrusion into a crevice
VLF-EM SURVEY Very Low Frequency ElectroMagnetic Survey: a survey utilizing a worldwide-generated radio signal
VOLCANICLASTIC a clastic rock containing volcanic material in whatever proportion, and without regard to its origin or environment
VOLCANICS those igneous rocks that have reached or nearly reached the Earth's surface before solidifying
WALL ROCK  the rock enclosing a vein
WEATHERING the destructive process constituting that part of erosion whereby earthy and rocky materials on exposure to atmospheric agents at or near the Earth's surface are changed in character with little or no transport of the loosened or altered material

FIGURE 1

Map of "GOLDEN STAR RESOURCES LTD - OPERATIONS IN SOUTH AMERICA," showing specific project locations in Guyana, Suriname, French Guiana, Brazil and Bolivia.

FIGURE 2

Map of "PAN AFRICAN RESOURCES CORPORATION - OPERATIONS IN AFRICA," showing specific project locations in Ivory Coast, Mali, Gabon, Eritrea, Ethiopia and Kenya.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following contains certain forward-looking statements within the meaning of the Reform Act. Actual results, performance or achievements of the Company could differ materially from those projected in the forward-looking statements due to a number of factors, including those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

GENERAL

As of March 14, 1997, the Company owned, or had entered into agreements to acquire, direct and indirect, interests in mineral properties located in the following countries:

 In South America:           In Africa:
 #   Guyana                  #    Kenya
 #   French Guiana           #    Ivory Coast
 #   Suriname                #    Mali
 #   Bolivia                 #    Eritrea
 #   Brazil                  #    Gabon
                             #    Sierra Leone
                             #    Ethiopia

All of the properties in which the Company had an interest as of March 14, 1997, are situated in geologic domain known as greenstone belts, which are ancient volcanic-sedimentary rock assemblages. Greenstone belts are known to be favorable geologic environments for gold mineralization and account for a significant proportion of the world's gold production, e.g., the greenstone belts of the Canadian Shield in eastern Canada, the Australian Shield of Western Australia, the African Shield of west Africa and the Guiana and Brazilian Shields of northern South America. The Company currently has active projects in the greenstone belts of the Guiana Shield (Guyana, Suriname, and French Guiana), the Brazilian Shield (Bolivia and Brazil), the West African Shield (Mali and Ivory Coast) and other greenstone belts in Eritrea, Kenya and Ethiopia. As a result of the Company's regional exploration activity for gold in the Guiana Shield, a regional exploration program was also established to search for possible primary diamond sources. So far, the diamond exploration program has led to the identification of diamond targets in French Guiana and Guyana. Regional geophysical surveys conducted in Suriname and Ivory Coast have also led to the identification of targets in countries which have the potential to contain diamond bearing structures. The location of the Company's interests in South America and Africa are illustrated in Figures 1 and 2 above, respectively.

Gold exploration and mining have, in the past, been conducted within most of the areas where the Company's properties are located. However, the areas have comparatively few large scale mining operations, due in some cases to a difficult physical environment, poor infrastructure, and until recently, adverse political and business conditions. Though there are, or have been, numerous artisanal mining operations scattered throughout the areas where the Company's properties are located, with a few exceptions, these areas have generally not yet been fully explored using modern techniques and equipment.

All of the Company's mineral properties are located in developing countries, with the exception of Brazil and French Guiana, a Departement of France. There are certain business and political risks inherent in doing business in developing countries. In particular, the regulatory framework for conducting mining and exploration activities in these countries, including the tax and general fiscal regimes and the manner in which mineral rights and title to mineral properties are established and maintained, are often uncertain, incomplete, in a state of flux or subject to change without notice. Further, in many countries in which the Company's projects are located, it may not be economically feasible to develop a commercial mine unless special tax or other fiscal and regulatory concessions are obtained and maintained from the applicable government and regulatory authorities. Such concessions are typically sought in a mineral agreement (also known as foreign investment agreements and establishment agreements). A mineral agreement thus serves to establish the legal and financial framework under which mining will take place in countries where such framework might be otherwise unclear, uncertain or not commercially viable. There can be no assurance, however, that the Company will be able to execute or enforce satisfactory mineral agreements or obtain satisfactory political risk insurance on commercially reasonable terms for any or all of its properties. Consequently, the Company may have to abandon or relinquish certain mineral rights if it determines that it will not be able to profitably exploit any anticipated mineral discovery under existing laws and regulations. (See "Item
1. Risk Factors - "Risks of Foreign Operations" and "Requirements for Permits and Licenses".")

Total consolidated expenditures and property abandonment for the various exploration projects for the fiscal year ended December 31, 1996 were as follows:


                            Deferred                                               Proceeds    Property     Deferred
                           Exploration                                  Joint       From       Abandon-   Exploration
                          Expenditures   Capitalized    Capitalized     Venture    Sale of      ments/    Expenditures
 In Thousands of Dollars     as at       Exploration    Acquisition     Recov-     Property     write-       as at
                            12/31/95    Expenditures    Expenditures     eries      Interest     downs     12/31/96
                            -------        ------            ---        ------        ----       ----      -------
GUYANA (1)
Eagle Mountain              $    38            36             37             -         -          -        $   111
Quartz Hill                   1,347             -              -             -         -          -          1,347
Upper Potaro Diamond /
  Amatuk Diamond                836           137             37             -         -          -          1,010
Mazaruni /
  Upper Mazaruni Diamond      2,028           480            221             -         -          -          2,729
Wenamu Gold                     512             -              -             -         -          -            512
Five Stars Gold               3,651         1,639            477             -         -          -          5,767
Five Stars Diamond              389           668             40             -         -          -          1,097
BHP Gold Projects                 -           281              -          (130)        -          -            151
Guyana Diamond Permits            -            27              -             -         -          -             27
Other                         1,171           214              -             -         -         (9)         1,376
                            -------        ------            ---        ------        ----       ----      -------
             Sub-total        9,972         3,482            812          (130)        -         (9)        14,127
                            -------        ------            ---        ------        ----       ----      -------

SURINAME (1)
Benzdorp / Lawa               2,842           499              -             -         -          -          3,341
Gross Rosebel                 6,286         7,777            450        (5,019)        -          -          9,494
Headley's Right of              311             -              -             -         -          -            311
Exploration
Thunder Mountain                405            48              -             -         -          -            453
Saramacca                     1,255           547              -          (233)        -          -          1,569
Sara Kreek                      131           306             75          (357)        -          -            155
Tempati Reconnaissance            -           421            135          (395)        -          -            161
Tapanahony Reconnaissance         -           300             75          (289)        -          -             86
Kleine Saramacca                  -            98             20           (14)        -          -            104
Lawa Antino                       -           764              -             -         -          -            764
Suriname Diamond Projects         -           295             15             -         -          -            310
Ulemari Reconnaissance            -           151              -           (98)        -          -             53
Other Exploration                 -            20              -             -         -          -             20
Other                           226             6              -             -         -          -            232
                            -------        ------            ---        ------        ----       ----      -------
             Sub-total       11,456        11,232            770        (6,405)        -          -         17,053
                            -------        ------            ---        ------        ----       ----      -------

                               Deferred                                               Proceeds     Property      Deferred
                              Exploration                                  Joint        From       Abandon-     Exploration
                             Expenditures  Capitalized   Capitalized      Venture     Sale of       ments/      Expenditures
  In Thousands of Dollars        as at    Exploration    Acquisition       Recov-     Property      write-         as at
                               12/31/95   Expenditures   Expenditures      eries       Interest      downs       12/31/96
                               -------      -------       ------          --------       -----      --------       -------
 FRENCH GUIANA (2)
 (GUYANOR RESSOURCES S.A.)
 Dorlin                            609          990            -              (971)        -             -             628
 St-Elie                         1,973        2,386           21            (2,407)        -             -           1,973
 Dieu-Merci                          -            -          382               -           -             -             382
 Yaou                            6,991        1,100            -            (1,004)        -             -           7,087
 Paul-Isnard / Eau Blanche       3,629        1,459            -            (1,459)        -             -           3,629
 SOTRAPMAG                       1,161        1,485            -               -           -          (1,126)        1,520
 Dachine                           449        1,179            -            (1,053)        -             -             575
 Other                           1,295           36            -               -           -             -           1,331
 Diamond Projects                    -          243            -               (39)        -             -             204
                               -------      -------       ------          --------       -----      --------       -------
                   Sub-total    16,107        8,878          403            (6,933)        -          (1,126)       17,329
                               -------      -------       ------          --------       -----      --------       -------
 AFRICA (3)
 (PAN AFRICAN
 RESOURCES CORPORATION)
 Gabon / Eteke                   5,247          656            -               -          (640)       (5,263)          -
 Ivory Coast / Comoe             2,859        1,092            -               -           -             -           3,951
 Mali / Dioulafoundou            1,940          680          143               -           -             -           2,763
 Mali / Melgue                       -           56            -               -           -             -              56
 Mali / Other                        -           30            -               -           -             -              30
 Ethiopia / Dul                  2,635        1,315           17               -           -          (3,967)          -
 Eritrea / Galla Valley            426          883            8               -           -             -           1,317
 Eritrea / Other                     -           55            -               -           -             -              55
 Kenya / Ndori                       -          301          600               -           -             -             901
 Other                               -           53            -               -           -             -              53
                               -------      -------       ------          --------       -----      --------       -------
                   Sub-total    13,107        5,121          768               -          (640)       (9,230)        9,126
                               -------      -------       ------          --------       -----      --------       -------
 LATIN AMERICA (4)
 (SOUTHERN STAR RESOURCES
 LTD.)
 Brazil / Andorinhas               123        2,286        1,138               -           -             -           3,547
 Brazil / Abacaxis                 162          966          247               -           -             -           1,375
 Brazil / Other                    129          454            -               -           -             -             583
 Bolivia / San Simon               205          610           43               -           -             -             858
 Bolivia / Sunsas                    6          165           50               -           -             -             221
 Bolivia / Other                   167          287           48               -           -             -             502
                               -------      -------       ------          --------       -----      --------       -------
                   Sub-total       792        4,768        1,526               -           -             -           7,086
                               -------      -------       ------          --------       -----      --------       -------
 OTHER                              13          (13)           -               -           -             -             -
                               -------      -------       ------          --------       -----      --------       -------
 TOTAL                         $51,447      $33,468       $4,279          $(13,468)      $(640)     $(10,365)      $64,721
                               -------      -------       ------          --------       -----      --------       -------

(1)      A division of Golden Star Resources Ltd.
(2)      Approximately 68% owned by the Company as of March 14, 1997.
(3)      Approximately 58% owned by the Company as of March 14, 1997.
(4)      Wholly owned by the Company.

The following is a description of the mineral property interests held by the Company and its subsidiaries as of March 14, 1997, in (i) Guyana, (ii) Suriname, (iii) French Guiana (Guyanor), (iv) elsewhere in Latin America (Southern Star), and (v) in Africa (PARC).

GUYANA PROPERTIES

GENERAL

The Co-operative Republic of Guyana ("Guyana"), a former British colony, obtained independence in 1966. It has a surface area of 216,000 km(2) with a population of approximately 750,000. The official language is English and the climate is tropical. Guyana is governed as a democratic republic, and the legal and land title systems are based on English common law.

PRODUCING PROPERTY:  OMAI MINE

The Company owns a 30% common share equity interest in OGML, the company which owns and operates the Omai Mine. The mine is located on a 52 km(2) mining license on the Essequibo River, approximately 160 km southwest of Georgetown, Guyana. The mine is operated as an equity joint venture of the Government of Guyana, the Company and Cambior, the operator. Cambior and the Government of Guyana own 65% and 5% of OGML, respectively. Access to the mine is by improved road and ferry or by fixed-wing aircraft to an all-weather airstrip.

The Company and Cambior entered into an agreement with the Guyana Geology and Mines Commission ("GGMC") and the Government of Guyana on August 16, 1991 (the "OMAI Mineral Agreement"), whereby, among other things, OGML was granted the right to obtain a mining license (which was granted on December 12, 1991), and to carry out mining operations in accordance with the terms of the Omai Mineral Agreement. In addition, the Omai Mineral Agreement provides for the payment to the Government of Guyana of a 5% in-kind royalty from the Omai Mine. It also provides that capital and profits may be repatriated without restriction.

Pursuant to the articles of incorporation of OGML, the Government of Guyana was granted the option to acquire from the combined holdings of the Company and Cambior in the common shares of OGML (i) after the expiration of eight years from commencement of commercial production from the Omai Mine (which was achieved in January 1993), but before the expiration of the tenth year, 5% of the common shares of OGML issued and outstanding at such time; and (ii) after the expiration of ten years from commencement of commercial production, but before the expiration of the twelfth year, an additional 22% of the common shares of OGML issued and outstanding at such time, at a price to be established based upon the then current capital market values of the common shares of OGML. The Company and Cambior have each undertaken to sell and deliver to the Government of Guyana one-half of the total number of common shares of OGML required to be sold to the Government of Guyana upon exercise of the options mentioned above. If the Government of Guyana were to exercise both of its options as set forth above, the Company's common share equity interest in OGML would be reduced to 16.5%. Pursuant to the articles of incorporation of OGML, the Company is entitled to reimbursement of the sum of $11.0 million, representing exploration expenses incurred since 1985, directly or indirectly by the Company, its predecessors or by former joint venture partners, prior to any distribution to the common shareholders of OGML. The Company is entitled to receive 10% of net cash flow from operations of OGML (as defined in the Omai Mineral Agreement). This amount is calculated and paid quarterly to the Company by way of redemption of the preferred shares of OGML held by the Company. During the fiscal years ended December 31, 1993, 1994, 1995, and 1996, the Company received $413,000, $1,005,000, $1,209,467, and $1,144,876 respectively, by way of redemption of Class I preferred shares. The Company does not expect to receive dividends from its common share holdings in OGML until debt owed by OGML and guaranteed by Cambior is repaid and Class II and III preferred shares held by Cambior are redeemed. As of December 31, 1996, OGML had $174.3 million in debt and a total of 53.2 million in Class II and III preferred shares outstanding.

On August 19, 1995, a failure occurred in the main section of the tailings dam at the Omai Mine. The failure resulted in the discharge of cyanide-contaminated water into the Omai River, which in turn flowed into the Essequibo River. The report of a Commission of Inquiry appointed by the Government of Guyana was submitted on January 8, 1996, and stated that the Commission of Inquiry could see no justifiable reason for OGML not being permitted to resume production at the Omai Mine. The

Commission of Inquiry also made a number of recommendations in its report relating, among other things, to the construction of the new tailings pond, the treatment of water before its release into receiving waters and the implementation of other environmental safeguards. Production at the Omai Mine was suspended from August 19, 1995, until February 4, 1996.

As a consequence of the Omai tailings dam failure, OGML was as of March 7, 1997 named as a defendant in approximately 500 civil proceedings in Guyana. Such proceedings are currently being settled, without admission of liability, or being contested in good faith, as applicable. Amounts claimed under currently instituted proceedings against OGML do not exceed $1.5 million in the aggregate and insurance coverage may be available to OGML in relation to a substantial portion of these claims.

OGML and its shareholders, including the Company, may become involved as defendants, plaintiffs or otherwise in a variety of additional legal proceedings in Guyana or elsewhere in relation to this incident. There can be no assurance that such additional litigation will not result in material additional costs arising from out-of-court settlements, damage awards or other sanctions against OGML or the Company. Moreover, there can be no assurance that all or any of such additional costs will be covered by appropriate insurance.

Operations at the Omai Mine resumed on February 4, 1996, after the Government of Guyana and OGML executed an agreement authorizing OGML to recommence commercial production at the Omai Mine in accordance with the terms of the Mineral Agreement and the Mining License issued to OGML. Under the terms of the agreement to resume production, OGML agreed to: provide an independent geotechnical review of the new tailings pond constructed at the Omai Mine; install additional equipment to ensure compliance with the original discharge criteria set forth in the Project Environmental Impact Statement dated January 1991; study alternative technologies for cyanide reduction and plan and implement a public education program regarding cyanide; comply with new environmental legislation to be enacted by the Government of Guyana; conduct additional environmental monitoring of tailings, surface and ground waters; provide technical and financial assistance to the Government of Guyana, including the allocation of $0.1 million for laboratory equipment for environmental monitoring purposes; cooperate in the creation of a National Disaster Response Agency or similar body; prepare a closure plan in connection with the ultimate cessation of operations at the Omai Mine and for the reclamation of the original tailings pond together with appropriate measures to ensure the adequate funding of such closure plans; and create a Consultative Committee regarding environmental matters.

The primary direct financial impact of the Omai incident on the Company was the deferral of approximately $1.0 million of expected preferred share redemptions in 1995.

The Omai Mine was brought into commercial production in January 1993 and currently is the Company's only significant producing property. Gold production for 1993, 1994 and 1995 totaled 206,537 oz, 250,642 oz and 175,080 oz of gold, respectively. Gold production in 1996 of 254,950 oz was lower than the budgeted amount of 276,030 oz due primarily to the August 19, 1995 tailings dam failure and resulting reduced levels of production in early 1996 although production consistently improved during every quarter in 1996. The mine achieved record quarterly and monthly production of 92,834 oz of gold in the fourth quarter of 1996 and 35,403 oz in December 1996. The commissioning of the expanded mill facilities in the third quarter of 1996 contributed to higher production levels.

Quarterly gold production at the Omai Mine(1) for 1996 was as follows:

                                           First           Second      Third Quarter      Fourth          Total
                                        Quarter (2)       Quarter                         Quarter        1996 (2)
-----------------------------------------------------------------------------------------------------------------
     Tonnage milled                       725,203        1,160,413      1,679,890       1,881,248       5,446,754
     Rate (t/day)                          12,950           12,752         18,260          20,448          16,455
     Grade (g/t)                              1.6              1.8            1.6             1.7             1.7

     Recovery (%)                             85%              89%            92%             93%             91%
     Gold production (oz)                  27,204           57,987         76,925          92,834         254,950
     Cash cost of production                 $294             $281           $233            $238            $252

(1) The Company has a 30% equity interest in OGML which owns the Omai Mine.
(2) There was no production at the Omai Mine from August 19, 1995 to February 4, 1996, due to the Omai dam failure.
(3) Cash cost of production includes mining and milling costs, power generation and general services charges.

In 1996, OGML completed its mill expansion program at the Omai Mine at an approximate cost of $51.0 million, $7.0 million below budget, adding a semi-autogenous ("SAG") grinding mill and two ball mills to increase rated daily processing capacity from 12,000 tonnes to 18,000 tonnes per day. Moreover, electric generation at the mine was enhanced with the installation of additional generators for an 87% increase in power potential. OGML also completed a new tailings pond and waste water treatment facility at the mine. Excess process water is treated at the facility in accordance with environmental standards of Guyana, the United States and Quebec, Canada, prior to discharge into the Essequibo river.

Ore reserves at the Omai Mine are derived from four sources: the Fennell pit, the Wenot Lake pit, the alluvial deposits and stockpiles. In 1996, ore was processed from the Fennell pit, the Wenot Lake pit, alluvial deposits and the stockpiles. The average mined waste to ore ratio for 1996 was 2.2. Cash costs at the Omai Mine for 1996 and 1995 amounted to $252 and $224 per oz produced, respectively.

At December 31, 1996, proven and probable reserves totaled 66,612,000 tonnes grading 1.5 g Au/t representing 3,207,600 oz of contained gold.

                                 December 31, 1996                             December 31, 1995
                 ---------------------------------------------  --------------------------------------------
                      Proven and                                     Proven and
                      Probable                                       Probable
                      Reserves         Grade         Contained       Reserves         Grade        Contained
                    (tonnes) (1)      (g Au/t)       Gold (oz)     (tonnes) (1)      (g Au/t)      Gold (oz)
                 -------------------------------------------------------------------------------------------
 Fennell Pit         40,427,000          1.6         2,054,800      43,450,000         1.6        2,217,800
 Wenot Lake Pit      15,559,000          1.7           859,500      14,127,000         1.6          708,100
 Alluvials            1,119,000          0.9            34,900       1,237,000         0.9           38,100
 Stockpiles           9,507,000          0.8           258,400      10,094,000         0.9          296,600
                 -------------------------------------------------------------------------------------------
 TOTAL               66,612,000          1.5         3,207,600      68,908,000         1.5        3,260,600
                 ===========================================================================================

(1) Reserves are calculated using a gold price of $425 per ounce with a cutoff grade of 0.35 g Au/t for soft rock reserves and 0.70 g Au/t for hard rock reserves. Recovery rates range between 85% and 90%, depending on grade.

EXPLORATION PROPERTIES

Total exploration expenditures in Guyana during 1996 amounted to $4.3 million, including $0.1 million reimbursed by the Company's joint venture partners. Total budgeted 1997 exploration, acquisition and reconnaissance expenditures in Guyana are $7.5 million, including budgeted joint venture recoveries of $1.1 million.

QUARTZ HILL AND OMAI RIVER

In January 1997, OGML was awarded prospecting licenses with respect to the Quartz Hill and the Omai River areas adjacent to the Omai Mine permit area. A budget of $1.0 million to be funded by OGML has been allocated in 1997, to conduct data compilation, line cutting, reconnaissance mapping and geophysical and geochemical surveys on these properties as well as the Omai Mine license.

The Quartz Hill property, located 3 km west of the Omai Mine, covers approximately 52 km(2). The Quartz Hill Prospecting License was previously acquired by the Company through the Amalgamation with South American. The Company carried out exploration work on Quartz Hill from 1992 through 1996. To consolidate exploration and possible development of the Quartz Hill area with the adjacent Omai property, the Company entered into a letter agreement in 1995 with OGML whereby the Company relinquished all of its right, title and interest in the Quartz Hill prospecting license in exchange for a beneficial interest in any prospecting license granted to OGML with respect to the same area. Under the agreement, OGML may acquire 100% of the Company's beneficial interest by either: (i) making quarterly payments to the Company equal to 25% of net cash flow generated from mining activity on the Quartz Hill property; or (ii) issuing to the Company, upon commencement of production at Quartz Hill, 1,386,000 Class IV Preference Shares with a par value of $1.00 per share, i.e., the equivalent of the approximate historical book value of the Company's investment in the Quartz Hill property. Such shares would be fully redeemable in equal quarterly installments during the 36-month period following commencement of commercial production from Quartz Hill.

The 1997 exploration program for the Omai Mine and these two adjacent properties includes 3,500 m of development drilling to delineate economic zones in soft rock at the mine and 2,000 m of core drilling at Quartz Hill.
Execution of a definitive agreement between Cambior, OGML and the Company is subject to execution of an acceptable mineral agreement with the Government of Guyana regarding the Quartz Hill and Omai River properties. This agreement is subject to approval by the Board of Directors of OGML, and, for certain matters, approval of OGML's shareholders. There can be no assurance that an acceptable mineral agreement will be obtained from the Government of Guyana.

FIVE STARS GOLD AREAS, AND UPPER MAZARUNI AND UPPER POTARO DIAMOND AREAS

During 1996, the Government of Guyana granted to the Company 15 prospecting licenses for gold, precious metals and diamonds in northwestern Guyana. Each prospecting license covers an area of approximately 5,200 ha. Opposition to the grant of five of the Company's 15 prospecting license applications was made by a timber company claiming to have, under a previous agreement with the Government of Guyana, rights of first refusal to the grant of such licenses. Subsequently, an agreement was reached between the Company and the timber company pursuant to which the timber company was granted the option to either receive a 5% net profit interest or purchase up to a 20% undivided participating interest in any entity formed for the exploitation of the five prospecting licenses. The objections were dropped. The term of each license is three years, renewable twice for a period of up to one year each. The minimum expenditures commitment for the first year work program on each license varies between $0.1 million and $0.2 million.

The Properties

The Five Stars gold area is underlain by the Barama-Mazaruni supergroup of greenstone rocks. The typical rock types are metavolcanic, ranging from felsic to mafic flows, and intrusives, and include pyroclastic and volcaniclastic units. The metavolcanics are interstratified with a range of clastic, manganiferrous and carbonaceous metasediments. These units are intruded by small granitoid stocks, some of which are sub-volcanic porphyries associated with felsic volcanism. Others are cupolas of larger underlying granitoid intrusives. The Barama-Mazaruni supergroup of rocks are continuous across Guyana's western border and into Venezuela where, as a result of better access and infrastructure, there are many known gold occurrences.

The Upper Mazaruni and Upper Potaro diamond areas are, for the most part, underlain by Roraima Supergroup sedimentary and metasedimentary rocks which have historically been regarded as the source of alluvial diamond deposits. In addition, the areas are located over the sites of intersecting crustal extension zones. The alluvial diamond deposits found throughout the Guiana Shield are generally regarded as having been derived from the degradation of the conglomeratic horizons within the 2,000 m thick sediments of the Roraima Formation.

Gold Exploration Work Program

During 1996, follow-up exploration was conducted over anomalous areas identified during the 1995 reconnaissance program on 13 prospecting licenses located in the Five Stars reconnaissance block. Soil sampling, totaling approximately 4,000 samples, was conducted on 800 meter by 100 m grids, augmented by stream sediment sampling. Significant (+50 ppb) gold anomalies were identified on seven prospecting licenses within the Five Stars area which warrant further follow-up work. No significant gold anomalies were identified on six of the Five Stars prospecting licenses, which are of primary interest for continued diamond exploration. On the Fish Creek One prospecting license deep augering and core drilling was conducted to test for depth extension of a major gold anomaly covering an area approximately 1,000 by 5,000 m. This work included tighter spaced soil sampling, deep augering, totaling 466 auger holes, and 17 exploratory core drill holes totaling 2,285 m. To date, the work at Fish Creek One has failed to identify a near surface locus of gold mineralization that could account for the significant gold anomaly previously identified. At the Whana East prospecting license to the west of Fish Creek One, a 400 by 50 m auger grid was established involving 1,596 two meter auger holes, which identified a significant anomaly measuring approximately 500 by 2,400 m.

The work program for 1997 involves follow-up work on the Fish Creek One, Whana East, Whana West, Rocky River, Erakiri, and Makapa prospecting licenses, all located within the Five Stars area. Detailed soil sampling on 200 by 50 m grids is planned to confirm anomalies identified on 800 by 100 m grids. Deep auger programs will be conducted on gold anomalies resulting from the detailed soil sampling programs. Additional core drilling is anticipated at Fish Creek One to test for the potential of a primary source of gold mineralization at depth.

Diamond Exploration Work Program

During 1996, diamond exploration was conducted over six prospecting licenses in the Five Stars, Upper Mazaruni and Upper Potaro areas of north western Guyana. In addition, the Company's diamond exploration group, based in Guyana, conducted initial field reconnaissance and follow-up programs on three prospective diamond areas in Suriname, eight areas in French Guiana and assisted in the evaluation of prospective diamond targets in Cote d'Ivoire, west Africa. Work consisted primarily of stream sediment and soil sampling for heavy mineral examination, limited bulk sampling of potential diamond bearing rock and limited core drilling. Kimberlitic chromites were discovered on five of the areas explored in Guyana, while two areas yielded diamonds.

On one prospecting license in the Five Stars area, three diamond anomalies ranging in size from less than 1 to 4 ha. were investigated by core drilling, totaling approximately 1,000 m in nine holes, three holes on each target. Examination of the drill core from two of the three targets indicated diatreme and crater facies metamorphosed kimberlite. Two diamonds and a significant number of diamond indicator minerals were recovered from caustic fusion processing of drill core at Lakefield Laboratories in Toronto, Canada. The three targets drilled are part of a cluster of up to 70 potential kimberlites on the basis of the interpreted geophysical survey previously conducted.

During 1997, follow-up work is anticipated on the five areas in Guyana which yielded kimberlitic chromites and/or diamonds. Additional work on another five areas will be conducted, depending upon positive results from sampling programs completed in late 1996. The 1997 programs are anticipated to involve additional stream sediment and soil sampling, small scale bulk sampling, ground geophysical surveys to better locate potentially diamond bearing bodies, and finally core drilling to test select targets to obtain fresh rock samples for analysis.

GUYANA RECONNAISSANCE PROJECT

BHP Minerals International Exploration Inc. ("BHP") was granted a two-year non-renewable reconnaissance permit on June 19, 1996, for all minerals (excluding bauxite in those areas where prospecting licenses for bauxite already exist) covering three areas totaling approximately 2.5 million acres in Guyana. Under the terms of the reconnaissance permit, BHP is entitled to apply for prospecting licenses for precious metals and precious stones by June 19, 1998 covering up to 10% of the original area of the reconnaissance permit. Pursuant to a Heads of Agreement dated July 22, 1996, the Company and BHP formed a joint venture to conduct an evaluation of minerals located within the permit area (excluding diamonds and iron ore.) The Company holds a 40% participating interest in the joint venture and BHP holds a 60% participating interest. BHP and the Company are participating jointly in all operations on the basis of their respective participating interests, and failure by either company to advance its share of funds will result in dilution of its participating interest. BHP and the Company each may withdraw from the joint venture upon 30 days' notice. BHP is the manager of the project. The Company will, however, carry out exploration programs approved by the joint venture until completion of a feasibility study.

Work program

During the latter half of 1996, the Company completed a bulk leach geochemistry ("BLEG") sampling program over most of all the three areas with a sampling density of approximately one sample per 15 km(2). Anomalous gold targets were identified on Area 1 located North of the Company's Five Stars area and in the western sector of Area 3. No significant anomalous gold targets warranting follow-up work were identified on Area 2.

The program during 1997 will focus on better defining anomalies in Area 1 defined by the first phase of the BLEG survey. The second phase of work involves continued, and more densely spaced BLEG sampling. Results of the second phase of BLEG sampling will determine further follow-up programs.

SURINAME PROPERTIES

GENERAL

The Company is currently active in many gold exploration projects in The Republic of Suriname ("Suriname"). These include, among others, the Gross Rosebel, Headley's, Thunder Mountain, Saramacca, Kleine Saramacca, Antino, De Goeje, Yau Passi, Sara Kreek East Rights of Exploration and Sipaliwini Rights of Reconnaissance. Individual properties range from early to advanced stage exploration.

Suriname, a former Dutch colony, became independent in 1975. It has a surface area of 163,000 km(2), a tropical climate, and a population of approximately 470,000. The official language is Dutch with English spoken as a second commercial and technical language. Suriname has a democratically elected government.

During 1996, the Company incurred total exploration expenditures in Suriname of $12.0 million, including $6.4 million reimbursed by the Company's joint venture partners. Total 1997 budgeted exploration and acquisition expenditures are $10.2 million, including $4.5 million budgeted for joint venture recoveries.
In addition, the Company has budgeted to incur mine development expenditures in 1997 of $14.0 million with respect to Gross Rosebel.

GROSS ROSEBEL

Pursuant to a mineral agreement dated May 8, 1992, as amended and restated on April 7, 1994 (the "Gross Rosebel Agreement"), between the Company, the Government of Suriname and a state mining company, Grasshopper Aluminum Company ("Grassalco"), Grassalco assigned to the Company its interest in the Gross Rosebel Right of Exploration, which covers exploration rights to a 170 km(2) area in north-central Suriname. The Gross Rosebel Agreement was ratified by the National Assembly of Suriname on March 1, 1994.

As partial consideration for the transfer of the Gross Rosebel Right of Exploration, the Company issued 60,000 common shares to Grassalco on June 28, 1994. Under the terms of the Gross Rosebel Agreement, the Company committed to expend an aggregate of $8.0 million on exploration activities over a five-year period commencing May 8, 1992, as follows: $0.3 million in the first year, $0.5 million in the second year, $1.2 million in the third year, $1.5 million in the fourth year and $4.5 million in the fifth year. Through December 31, 1996, the Company had spent approximately $21.1 million on the Gross Rosebel property and, as a result, fulfilled its expenditure requirement. Of the amounts expended by the Company, Cambior has contributed $11.6 million by way of joint venture recoveries (see discussion of Cambior Joint Venture below).
In addition, in consideration for Grassalco making the Gross Rosebel property available for exploration, the Company paid pursuant to the terms of the Gross Rosebel Agreement $1.0 million to Grassalco. The Company is required to submit a feasibility study and environmental impact statement to the Government of Suriname by May 8, 1997.

Upon approval by the Suriname Government of the feasibility study and the environmental impact statement, the Gross Rosebel Right of Exploration may be converted into a Right of Exploitation for a period not exceeding 25 years. Prior to the issuance of a Right of Exploitation, an operating company

(the "Operating Company") would be formed to develop and operate a mine on the Gross Rosebel property in accordance with the terms of the Gross Rosebel Agreement. Within 30 days of the grant of the Right of Exploitation, the Company is obligated to pay to Grassalco the sum of $2.5 million as compensation for previous exploration expenditures incurred by Grassalco.

Upon the grant of a Right of Exploitation to the Operating Company, Grassalco will have the option, for a period of 60 days, to purchase an undiluted 20% common share equity interest in the Operating Company by paying 20% of all exploration costs previously incurred by the Company, plus 20% of all subsequently incurred unfinanced capital costs of the Operating Company. Grassalco has a further option to purchase a second undiluted 20% interest in the shares of the Operating Company eight years following the date of commencement of commercial production (as defined in the Gross Rosebel Agreement) in consideration for the payment of a sum equal to 90% of the market value of such shares, as determined in accordance with the terms of the Gross Rosebel Agreement.

The Gross Rosebel Agreement provides that a royalty of two percent of the gold produced from the Gross Rosebel property is payable in kind to Grassalco for the life of the project. In addition, a royalty of two percent of the proceeds received on any other minerals produced (less transportation and processing costs) is also payable to Grassalco. An advance royalty payment against the above-mentioned royalties of $6.5 million must be made within 90 days of receipt of the first proceeds from the sale of minerals at Gross Rosebel and a further $6.5 million will be due 12 months later. Further, in the event the price of gold exceeds $500 per oz, Grassalco is entitled to an additional 6.5% royalty on that portion of the sales price which exceeds $500 per oz.

The Cambior Joint Venture

The Company entered into an agreement on June 7, 1994, pursuant to which Cambior was granted the option to earn an undivided 50% interest in the Company's rights in the Gross Rosebel Agreement and Gross Rosebel property. On January 8, 1996, Cambior announced its decision to exercise its option to acquire 50% of the Company's rights in the Gross Rosebel property. Cambior became eligible to exercise its option after expending $6.0 million in exploration and development activities on the property, as required by the June 1994 option agreement. As also required under the option agreement, Cambior has funded a further $2.5 million in expenditures. Since April 1996, the Company and Cambior have been contributing equally in the expenditures on the Gross Rosebel property.

Under the option agreement, Cambior must use its best efforts to secure financing of at least 65% of eventual mine development costs from third parties. Cambior has assumed managerial responsibility for the preparation of a feasibility study. Cambior will also, if warranted, assume managerial responsibility for subsequent mine development and operation of the project. The Company continues to manage the exploration programs for the Gross Rosebel property.

A feasibility study is currently being finalized to be submitted to the Government of Suriname on or before May 8, 1997. The Company and Cambior are currently negotiating with the Government and representatives of the Niew Koffie camp village about the relocation of the village outside of the Gross Rosebel property. There can be no assurance that these negotiations will not delay the grant of the Right of Exploitation to the Operating Company.

The Property

The Gross Rosebel Right of Exploration covers 170 km(2) (17,000 ha.) and is located 80 km south of the capital city of Paramaribo, Suriname. Access is via a paved highway followed by an all-weather laterite surface road. Gold was reportedly first discovered in the area in 1879 and since that time more than half of Suriname's recorded production has been produced from the district by dredging and small artisanal surface and underground workings. Commencing in 1974, Surplacer N.V., a subsidiary of Placer Development, a Canadian mining company (now Placer Dome), conducted an extensive exploration program of trenching, hand augering and reverse circulation drilling over a period of three years. Subsequent field work was conducted by Grassalco over a period of seven years and a feasibility study was prepared and completed in 1984 by a Canadian engineering firm.

The Gross Rosebel Right of Exploration is underlain by Proterozoic Armina, Paramaca, and Rosebel metasedimentary and metavolcanic greenstone formations. These units are intruded by a large tonalitic stock near the southern boundary of the property, which has resulted in doming of the adjacent Armina rocks and the development of steep reverse faults.

The greenstone units are folded into a broad east-west trending and westerly plunging synclinal structure. Gold mineralization associated with at least five generations of hydrothermal quartz veins occur over large areas both in the south and north limbs of the syncline where these are cut by strong west-northwest trending shear zones. Locally, mineralization is controlled by zones of dilation along the shear planes and by drag folding. Intense tropical weathering has developed a residual surface laterite and saprolite profile of up to 50 m thick, overlying bedrock.

Gold mineralization has been established by the Company within at least ten separate target areas including Royal Hill, Mayo, Rosebel, Koolhoven, Pay Caro, East Pay Caro, "J" Zone, Bigi Asanjangmoni, Mama Kreek and Spin Zone. All of these target areas are capped by mineralized laterite blankets typically between 3 to 10 m in thickness overlying less continuous shear and/or fold related mineralization in saprolite and bedrock. Both types of deposits are being defined for potential mining.

Work Program

The 1996 exploration program focused on diamond drilling, with both infill and exploration holes totaling over 40,000 m (in excess of 80,000 m in 720 holes since the start of the program in 1992) with approximately 26,000 core samples assayed. Infill drilling in Pay Caro, East Pay Caro, Koolhoven, Bigi Asanjangmoni and Royal Hill defined the preliminary open pits and increased gold reserves. Exploration drilling, combined with 7,400 trench samples from over 27,700 m of trenching, uncovered several additional gold-mineralized shear zones, to the west of Pay Caro, to the south of the main zone in Koolhoven, in "J" Zone, and at the Mama Kreek and Spin Zone prospects. Pre-feasibility work delineated possible location for the tailings pond and mill site. Condemnation drilling was initiated, followed by geotechnical drilling and test pitting.

As part of a pre-feasibility study completed in April 1996, Cambior calculated proven and probable gold reserves of approximately 24 million tonnes grading
1.4 g Au/t, representing 1.1 million oz in situ. These reserves lie in the South block, containing the Royal Hill, Mayo and Rosebel deposits, and the North block, containing the Pay Caro and Koolhoven deposits. On September 26, 1996, the Company and Cambior announced a new mining reserve that resulted in an overall improvement in reserve grade as well as a slightly lower stripping ratio and expanded the proven and probable mining reserve base by approximately 25%, to over 30 million tonnes grading 1.5 g Au/t, or approximately 1.4 million oz of gold in situ. There can be no assurance that this reserve calculation will be confirmed by the final feasibility study.

Reconnaissance work during 1996 involved approximately 300 km of line cutting to extend the one-meter auger grid to cover all of the North Limb prospects, with 1,300 holes sampled. Follow-up deep augering over soil anomalies provided 4,900 samples, and defined targets for trenching and diamond drilling. During 1996, the Company spent approximately $8.2 million on continued exploration expenditures and property payments, with $5.0 million contributed by Cambior.

The 1997 work program involves the continuation of intensive core drilling through to completion of the Gross Rosebel Project final feasibility study. Infill and pit definition drilling, anticipated to total approximately 13,500 m, will be concentrated at Koolhoven, Bigi Asanjangmoni and "J" Zone. The Noutoe zone will be tested by a series of trenches and an additional 1,750 m of trenching is planned for the Royal Hill zone. Ground geophysical surveys totaling 300 line km will help delineate future drill targets along the entire mineralized trend between Koolhoven and East Pay Caro. Condemnation and geotechnical drilling will be completed at the tailings pond, dump, plant and stockpile sites. A detailed topographic survey of the Gross Rosebel concessions is planned, requiring 170 km of line cutting.

Surficial exploration is planned with detailed soil sampling over Monsanto Hill involving 6 km of line cutting and 220 samples. Pending positive results, follow-up deep augering and trenching will be carried out. Reconnaissance sampling is planned to cover newly-acquired ground between the north and south limbs of the concession as well as the area between Mayo and Royal Hill to the southern granite contact of the large tonalitic stock to the south. A total of 100 km of line cutting and 2,000 soil samples have been budgeted for both areas.

Gross Rosebel is the most advanced of the Company's exploration projects. The objective of the 1997 work program is to continue exploration required to complete the final feasibility study for a full scale mining operation and to initiate construction.

KLEINE SARAMACCA, SARAMACCA, THUNDER MOUNTAIN AND HEADLEY'S RIGHTS OF
EXPLORATION

On November 25, 1996, the Company entered into a preliminary option agreement with Mr. Lafantie regarding the Kleine Saramacca Right of Exploration covering approximately 198 km(2) (19,780 ha.). In order to maintain its rights under the option, the Company must (i) make aggregate annual payments over a five-year period totaling $280,000 and (ii) incur expenditures on the property of up to a total amount of $3.5 million. Such minimum expenditure requirements are conditional upon the optionor executing a mineral agreement with the Government of Suriname satisfactory to the Company. Upon exercise of the option, the Company will earn a 100% interest in the mineral rights to the Kleine Saramacca property, subject to governmental approval and a 12% net profit interest being retained by the optionor. The Company may elect to terminate the option at any time without further liabilities or obligations.

Pursuant to a decree dated March 7, 1992, the Government of Suriname granted to the Company the Headley's Reef Right of Reconnaissance, covering an area of approximately 2,022 km(2) (202,200 ha.), for a period of two years. On April 6, 1994, the Headley's Reef Right of Reconnaissance was converted into three
Rights of Exploration covering in the aggregate an area of approximately 1,000 km(2) (100,000 ha.). The three Rights of Exploration are now referred to as Saramacca, Thunder Mountain and Headley's. They were granted for an initial period of three years ending in April 1997 and may be extended until 2001. An application for a two-year extension of the three Rights of Exploration was filed in March 1997. Under the terms of the Rights of Exploration, the Company has committed to spend $0.6 million during that three-year period on each Right of Exploration granted. As at March 14, 1997, the Company had only spent the required minimum expenditures on the Saramacca Right of Exploration. Therefore, there can be no assurance that the Thunder Mountain and Headley's Rights of Exploration will be renewed. However, management believes that due to the significant amount of money spent on the whole project so far, the other two Rights of Exploration should also be renewed. At any time after governmental acceptance of a feasibility study, the Company may apply for Rights of Exploitation for an initial period of up to 25 years.

The Company has spent an aggregate of $2.7 million as of December 31, 1996 on the exploration programs on the Kleine Saramacca, Saramacca, Thunder Mountain and Headley's group of properties including expenditures transferred from the Company's prior Headley's Reef Right of Reconnaissance. The entire area was flown on a 200 m line spacing as part of the Company's multi-country airborne magnetic and radiometric survey. This data, in conjunction with other sources of information, including extensive surface exploration work, has been used to prioritize target areas within the individual Rights of Exploration.

In 1996, the Company reached an understanding with BHP pursuant to which BHP will have a 60% participating interest and the Company a 40% participating interest in joint ventures covering the Kleine Saramacca and the Saramacca Rights of Exploration. BHP will be obligated to advance the Company's pro rata share of the exploration cost through completion of a final feasibility study. A formal joint venture agreement has not yet been executed. The Company has recovered $0.2 million from BHP for these two projects.

KLEINE SARAMACCA

The 198 km(2) (19,780 ha.) Kleine Saramacca Right of Exploration is in the Sipaliwini and Brokopondo districts between the Kleine Saramacca River and the road from Paramaribo to Pokigron. It is contiguous with, and to the southeast of, the Saramacca Right of Exploration. Access is either by road to the eastern portion of the concession, or by boat up the Saramacca and Kleine Saramacca Rivers. A grass airstrip south of the confluence of these two rivers can also be used for access by air.

The Kleine Saramacca Right of Exploration is underlain in the north and central portions by metavolcanic rocks, flanked on the southeast and southwest by granitic and tonalitic basement rocks. The volcanics are predominantly metabasalts and amphibolites.

Work Program

An initial reconnaissance exploration program was begun at Kleine Saramacca during 1996, involving the completion of 129 km of line cutting and the collection of 81 stream sediment samples from major drainages present on the property. During 1997, information gathered from the 1996 program will be used to plan a follow-up sediment sampling program in anomalous drainages.
Anomalies identified from the more closely spaced steam sediment sampling program will be followed-up by grid line cutting and soil sampling to develop targets that warrant further tested by close spaced soil sampling and augering.

SARAMACCA

The Saramacca Right of Exploration covers approximately 382 km(2) (38,225 ha.) in the Brokopondo, Para and Sipaliwini districts both to the east and west of the Saramacca River, 80 to 110 km southwest of Paramaribo and 40 km west of the Gross Rosebel Right of Exploration.

Although remote, the entire length of the Saramacca Right of Exploration can be reached by motorized cargo canoe capable of carrying equipment up to the size of a small bulldozer in six hours or less from the nearest road. An unimproved dirt track is passable for heavy loads by four wheel drive trucks into the northwestern one-third of the concession. A grass airstrip located within the central-eastern portion of the area is suitable for small aircraft up to Twin Otter size.

The northern two-thirds of the Saramacca Right of Exploration is underlain by intermediate to basic metavolcanics of the Paramaca Formation intruded in places by small tonalitic plugs. To the southwest, ultramafics of the Bemau complex are the dominant rock type. A granite batholith is exposed within the northern belt. A second larger granite batholith separates the northern metavolcanics from the Bemau ultramafics. Gold mineralization within the northern volcanics appears to be associated with both tonalitic intrusives and basic metavolcanics. In the southwest, gold appears to be associated with the Bemau ultramafics. Mechanized artisanal mining is present in the Saramacca River and its tributaries within the central Brokolonko area, with several smaller operations currently active in the Goensi area within the northern metavolcanics.

Work Program

Work on the Saramacca property during 1995 at the Read-Pompoekampoe prospect indicated the presence of an underlying gold-mineralized structure. Deep augering (average depth of 9 m) on a 50x25 m spacing identified a gold-bearing zone (with grades greater than 0.25 g/t) ranging from 25 to 200 m in width, with a strike length of at least 700 m and open to the west. The Goensi deep augering program defined what appears to be two converging 50 m wide gold-mineralized zones (greater than 0.50 g/t), which have a combined strike length of approximately 700 m.

The 1996 exploration program was designed to determine the gold potential of areas not yet explored by the Company. A regional reconnaissance program utilizing panned concentrate and BLEG sampling tested creeks flowing from potential gold-mineralized areas. Field work for 1996 included 365 km of line cutting, 1,139 one-meter soil samples, 120 deep auger holes, 31 grab samples, 17 panned concentrate stream gravel samples and 298 stream silt samples. Total exploration spending on these areas during 1996 was $0.5 million, including joint venture recoveries of $0.2 million.

During 1997, new targets generated in 1996 will be followed-up by closer spaced stream sampling, grid line cutting and soil sampling. Work on existing targets in Goensi and Brokolonko is anticipated to involve deep augering and, if warranted, core drilling to better define zones of mineralization laterally and at depth.

THUNDER MOUNTAIN

The Thunder Mountain Right of Exploration covers approximately 380 km(2) (37,908 ha.) in the Brokopondo and Para districts between the Suriname and Saramacca rivers, 70 to 90 km south of Paramaribo. The property surrounds three sides of the Gross Rosebel Right of Exploration.

Most of the central and southwestern portion of the Thunder Mountain Right of Exploration lies within three to six km of a system of all weather dirt roads which traverse the Gross Rosebel area. The northwestern corner of the Right of Exploration is accessible from the Saramacca River or from an all-weather dirt road immediately north of the concession.

The Thunder Mountain Right of Exploration is underlain by the same Paramaca-Armina volcanic greenstone assemblage that hosts shear and quartz vein hosted gold mineralization in the Gross Rosebel concession. The large Brinks tonalitic intrusive crops out within the southern portion of the concession immediately south of the Gross Rosebel property. The airborne magnetic and radiometric survey has defined a northwest trending regional lineament (possibly a shear zone) just east of the Gross Rosebel property.

Work Program

Reconnaissance work during 1996 included 55 km of line cutting and approximately 1,400 one-meter auger samples over pan sample anomalies at the Berg en Dal, Kompanie Kreek and Dabikwen Kreek prospects. Follow-up deep augering was carried out over a 200 x 800 m soil anomaly at Dabikwen Kreek. Anomalous gold values were found around a late-stage diabase dike at Kompanie Kreek. Analysis of the airborne geophysical data by a Canadian consulting group assisted with the geological and structural interpretation of the area, with several targets being identified for further evaluation.

Following the expected signing of a mineral agreement, multi-element stream sediment and BLEG sampling is scheduled to be carried out in 1997 over the Fossi Bergi and Berg en Dal - Dabikwen Savannah prospects. The planned program involves up to 80 km of line cutting and collection of 300 stream samples. Resulting anomalies in Fossi Bergi will be followed-up by soil sampling on an initial 400 x 50 m grid. The grid will be reduced as soil anomalies are delineated, with a total of 30 km of line cutting and 900 samples budgeted. Core drilling is anticipated to evaluate the underground gold potential at the Headley's Reef deposit (drilled by Kennecott in the mid 1950s) as a possible source of high-grade feed for the Gross Rosebel mill. Initially 10 holes totaling 800 m will test the mineralized structure to a depth of 75 m.

HEADLEY'S

The Headley's Right of Exploration covers approximately 209 km(2) (20,860 ha.) in the Brokopondo District, 90 km southwest of Paramaribo. The property lies immediately southwest of the Gross Rosebel property. Small scale artisanal mining occurs in a number of locations within the concession.

The southeastern one-third of the Headley's Right of Exploration lies within 3 to 10 km of an all weather dirt road. The northwestern two-thirds is remote ranging from 7 to 16 km from road access.

The Headley's Right of Exploration is underlain by a continuation of the same volcano-sedimentary sequence of the Paramaca, Armina, and Rosebel formations extending west and southwest of the Gross Rosebel concession. The Moeroe Moeroe area in the northern portion of the concession immediately west of the Company's Mayo exploration target at Gross Rosebel is cut by a number of westerly trending shear zones permissive for gold mineralization.

Work Program

Exploration work in 1996 concentrated on field data compilation and interpretation, with soil sampling grids being designed to investigate pan sampling anomalies on Kraboe Doin Gebergte defined by the Company's regional reconnaissance program in 1995. Analysis of the airborne geophysical data by a Canadian consulting group has assisted with the geological and structural interpretation of the area.

Soil sampling will be carried out in 1997 over the stream sample anomaly on Kraboe Doin Gebergte, initially on a 200 x 50 meter grid. The sample grid will be reduced to 100 x 25 m over any resulting anomalies. A total of 12 km of line cutting and 440 soil samples have been budgeted for this work. Multi-element analysis will be carried out on an additional 200 samples from streams previously sampled by the Company exclusively for gold.

SOUTH BENZDORP PROJECT:  ANTINO, DE GOEJE AND YAU PASSI RIGHTS OF EXPLORATION

Pursuant to a letter agreement dated January 22, 1993, between the Company and NANA Resources N.V., a Surinamese corporation ("NANA"), the Company entered into a service contract with respect to a Right of Reconnaissance located on an area known in Suriname as "South Benzdorp", which was issued to NANA in 1992. The essential terms of the letter agreement were restated in an option agreement dated as of January 22, 1994 (the "South Benzdorp Option Agreement"). Pursuant to the South Benzdorp Option Agreement, NANA granted the Company the option to acquire, subject to governmental approval, a 100% interest in any Right of Exploration issued to NANA pursuant to the South Benzdorp Right of Reconnaissance. Three Rights of Exploration, known as Antino (24,000 ha.),
De Goeje (37,000 ha.), and Yau Passi (40,000 ha.) were granted to NANA in 1996. The Rights of Exploration are valid for three years and may be extended until 2003. The option is valid until the expiration of such Rights of Exploration and any extension thereof. Under the South Benzdorp Option Agreement, the Company had to expend a minimum of $250,000 on the South Benzdorp property.
The minimum expenditure requirement has been met and, as a result, the Company may, subject to governmental approval, at any time prior to expiration, exercise its option to acquire a 100% interest in the Rights of Exploration.

Assuming exercise of the South Benzdorp option, the Company must complete a feasibility study in respect of one or more of the three Rights of Exploration six months prior to the expiration of such Rights or any extension thereof or reassign the Rights of Exploration to NANA, subject to governmental approval. In the event the Company or a related party enters into a mineral agreement with the Government of Suriname with respect to any portion of the Rights of Exploration, the Company will be obligated to pay NANA the sum of $50,000. The Company has also agreed to grant NANA a 10% net profit interest with respect to any portion of the Rights of Exploration which may be brought into commercial production, subject to the Company's right to repurchase half of such entitlement, within 60 days of obtaining a Right of Exploitation, for the sum of $3.0 million.

THE ANTINO RIGHT OF EXPLORATION

The Antino property covers an area of 370 km(2) and is located in the Sipaliwini District in Southeastern Suriname along the Lawa River, on the border of French Guiana, in the locality of Benzdorp.

Benzdorp, a former gold trade center, is 240 km southeast of Paramaribo and 220 km south and upstream from Albina on the lower Marowijne River (also called Maroni River in French Guiana).

Gold bearing alluvials in the area of the Antino property were discovered around 1885. From 1895 to 1928 the Compagnie d'Or de la Guyane Hollandaise recorded a production of 9,854 kg of gold from the area of the property. During the period of 1928 to 1963, a further 2,657 kg of gold were reportedly produced. Some dredging was carried out from 1963 to 1969, after which activity was limited to local artisanal miners.

Access to the area is by air or by boat. Small fixed wing aircraft are able to land at a maintained grass strip on an island in Lawa River in front of the Benzdorp landing. The entire eastern boundary of the Antino property is accessible from the Lawa River. Access into the property is by 30 km of wilderness road passable by four wheel drive vehicles. The main camp at Fatoe Switie is 17 km from the Benzdorp landing. The camp is fully equipped with lodging for 37 people.The Antino area contains a northwest striking Proterozoic greenstone belt of volcanic-sedimentary rocks surrounded by granitic gneissic terrain. The greenstone units, locally named the Fatoe Switi belt, are composed of basic and intermediate volcanic rocks, intermediate volcaniclastic rocks and fine grained sedimentary rocks intruded by several tonalitic plugs.

Structurally, the Fatoe Switi greenstone belt is characterized by strong north and northwest trending lineaments as defined by regional foliation. These lineaments are cross-cut by east and northeast lineaments representing probable late shear zones which contain the main alluvial gold deposits.

Work Program

Field work during the first half of 1996 was concentrated on infill and step-out deep augering over the Upper Antino and Lower Antino targets as follow-up to the Company's 1995 program of mechanized deep augering. Approximately 1,500 m of deep augering was completed at Upper Antino (project to date total of 8,000 m) and approximately 550 m was completed in Lower Antino (project to date total of 2,900 m). Additionally, approximately 3,000 m of grid line were cut (project to date total of 413 km) and 5 km of new road was constructed to provide access to drilling sites in the Upper and Lower Antino areas.

On October 14, 1996, the Company announced the results of 51 close spaced deep auger holes at Upper Antino, which exhibited near surface, saprolite mineralization with a weighted average grade of approximately 8.1 g Au/t over a strike length of approximately one kilometer, widths of up to approximately 65 m and depths ranging from approximately 5 to 30 m. A core drilling program was initiated to establish the continuity of higher grade shear zone hosted mineralization at depth in hard rock below the saprolite mineralization defined by this deep augering.

On January 8, 1997, the Company announced the results from the first phase of the core drilling program on the Antino project. The drilling program involving 20 holes drilled on 50 m centers, verified the existence of a mineralized shear zone over a strike length of approximately 350 m to a vertical depth of approximately 100 m. Based upon the first phase of drilling, mineralization within the shear zone exhibits a weighted average grade of approximately 12.8 g Au/t over an average true thickness of approximately 4 m.

In Lower Antino, limited core drilling indicated good continuity at depth of mineralization indicated by deep augering. Mineralization is hosted by a tabular shaped felsic intrusive body (sill) with a 20 m minimum true thickness. Gold grades vary from 0.9 to 7 g/t with significant drill intersections up to 28 m thick with an average grade of 1.2 g/t.

The budgeted 1997 exploration program at Antino consists of core drilling and ground geophysical surveys. The drilling program is anticipated to involve 6,000 to 8,000 m of core drilling over the Upper and Lower Antino targets. Drilling will focus on extensions of the known zones along strike and at depth. Ground geophysics utilizing induced polarization (IP) is scheduled to provide better definition of the plunging structures hosting strong sulphide, carbonate and chlorite alteration and high gold grades. Ground magnetics and VLF-EM will also be carried out over both targets to better define the location of specific lithologic units and shear zones. In conjunction with core drilling, a deep augering program totaling 150 holes (2,250 m) is scheduled to be carried out over the Upper Antino target area, to test for potential mineralization along strike to the south. In Lower Antino, the Company has planned to drill an additional 100 deep auger holes (1,500 m) over the western most anomalous area.

THE DE GOEJE AND YAU PASSI RIGHTS OF EXPLORATION

The De Goeje property covers an area of 370 km(2) and is located in the Sipaliwini District in Southeastern Suriname west of the Lawa River, close to the border with French Guiana, in the locality of Benzdorp. The Yau Passi property covers an area of 400 km(2) and is located in the Sipaliwini District in Southeastern Suriname along the Lawa River, on the border with French Guiana, in the locality of Benzdorp.

In November 1996, the Company and BHP entered into a Heads of Agreement with respect to the De Goeje and Yau Passi Rights of Exploration pursuant to which BHP has a 60% participating interest and the Company a 40% participating interest in a joint venture with respect to the De Goeje and Yau Passi Rights of Exploration. The term of the De Goeje / Yau Passi agreement commenced on November 13, 1996 and will continue until the last surviving mineral right with respect to the properties has expired. BHP and the Company have agreed to associate themselves to conduct a detailed evaluation of minerals on the areas covered by the De Goeje and Yau Passi Rights of Exploration. Each party is required to pay its pro rata share of work programs and budgets, provided that BHP must carry the Company by advancing its share of work programs and budgets until completion of a feasibility study regarding the properties. Upon delivery of such feasibility study, the Company will have 90 days to elect whether to withdraw from, or participate in, the project described in the feasibility study. If the Company withdraws, it will have no obligation to reimburse BHP for its pro rata share of expenditures. If the Company elects to participate, it will have to immediately reimburse BHP of 40% of all expenditures incurred on behalf of the joint venture. Each party may withdraw from the Heads of Agreement upon 30 days' notice.

Work Program

In 1996, field work included 277 stream sediment BLEG samples on a wide-spaced reconnaissance pattern of one sample per 10 km(2). Objectives for 1997 are to define anomalous drainage targets to be sampled at closer spacing, followed by grid line cutting and soil sampling.

SARA KREEK EAST

Pursuant to an option agreement among the Company, Sitex Gold N.V. ("Sitex") and Elkor Investment Company Ltd. ("Elkor"), dated July 11, 1996, the Company was granted the right to acquire a 100% interest in the Sara Kreek East Right of Exploration, which covers approximately 59 km(2) (5,940 ha.). Upon the exercise of the Sara Kreek East option, Sitex and Elkor will be entitled to receive 8.125% and 4.375% net profit interests, respectively, from all future profits derived from the Sara Kreek East Right of Exploration.

In order to maintain its rights under the Sara Kreek East option, the Company must (i) make aggregate annual payments over a five-year period totaling $525,000 and (ii) incur minimum expenditures on the property of $4,750,000, ranging from $0.5 million in year one to $1.5 million in year five, on each option. Such minimum expenditure requirements are conditional upon the optionors executing a mineral agreement with the Government of Suriname with respect to each property on terms satisfactory to the Company.

During 1996, the Company spent $0.4 million on development of the Sara Kreek Right of Exploration, the majority of which was recovered from BHP. In 1996, the Company had reached an understanding with BHP with respect to a possible joint venture covering the Sara Kreek East Right of Exploration. Later in 1996, BHP indicated that it did not want to pursue this opportunity.

The Property

The Sara Kreek East property is accessible from Paramaribo by small aircraft to grass air strips in each area, as well as by river during the rain season.
Sara Kreek East is underlain by a north-northwest trending Proterozoic volcaniclastic greenstone belt. The rocks show strong shearing, with development of quartz veins, stringers and silicification. An intrusive rock of ultramafic composition cuts through the central portion of the area.

Work Program

Work on the Sara Kreek East property during 1996 included 162 km of line cutting, 134 stream sediment samples, 2,987 soil samples and 57 deep auger holes.

In 1997, untested stream anomalies will be covered by a grid of soil samples. Close spaced augering will follow-up on the high grade deep auger intersections in evidence from 1996 deep auger holes.

SIPALIWINI

On April 23, 1996, the Company entered into a services contract and option agreement with NANA the recorded owner of the Sipaliwini Right of Reconnaissance. Under the terms of the agreement with NANA, the Company has the right to perform reconnaissance work on the Sipaliwini Right of Reconnaissance at its own cost. Provided such services are rendered until the issuance of a Right of Exploration on the Sipaliwini property, NANA will be deemed to have granted to the Company a five-year option to acquire a 100% interest in any Right of Exploration or other successor mineral rights granted on the property, subject to a 12.5% net profit interest to be held by the optionor. In order to maintain its rights under the agreement, the Company must (i) make payments of $15,000 on the signing of the agreement, $75,000 in year two, and $125,000 in each of years three through five, and (ii) incur minimum expenditures on the property of $4.5 million ranging from $0.3 million in year one to $1.5 million in year five. Prior to the execution of a mineral agreement with the Government of Suriname with respect to the Sipaliwini property, the Company's sole obligation is to carry-out sufficient exploration work to maintain the mineral right in good standing. The Company may elect to terminate the agreement at any time without further liabilities or obligations.

The Property

The Sipaliwini Right of Reconnaissance covers an area of 2,000 km(2) located in the Sipaliwini District in Southern Suriname along the opposite banks of Sipaliwini River and Akalapi Creek. The area is accessible by air using three grass airstrips in the region. The area is covered by heavy tropical forest, with the exception of the southeast portion close to the border with Brazil, where the typical landscape is open savanna. The area is inhabited by small nomadic groups of Amerindians.

Geologically it is composed of Middle Proterozoic low grade metamorphic acid to intermediate metavolcanics of continental origin, and leucogranites, granite porphyries and granophyres, possibly representing the feeders of the metavolcanics. This assemblage is intruded by large bodies of medium to coarse crystalline biotite granite. A conspicuous feature is the large number of small bodies of mafic to ultramafic composition intrusive into the metavolcanics and granophyres.

Work program

Work during 1996 included 142 stream gravel pan concentrates, 135 stream silt samples for BLEG and conventional gold assay as well as 30 element ICP, and five bulk samples of 4m(3) each for diamond indicator minerals. To December 31, 1996 the lab had returned 120 assays.

Work for 1997 is expected to include wide spaced drainage sampling of those areas in the property not covered by the 1996 survey, and follow-up sampling on a closer spacing of anomalous areas as indicated by the phase one sampling.

SURINAME RECONNAISSANCE PROJECTS

On August 19, 1996, the Company entered into a heads of agreement with BHP covering different project areas in Suriname. Included in the project areas are areas covered by applications for Rights of Reconnaissance filed or to be filed with the Government of Suriname by the Company or BHP. The project areas may be modified by the parties from time to time. Under the heads of agreement, BHP shall have a 60% participating interest and the Company a 40% participating interest in any joint venture to be entered into with respect to a specific area. BHP and the Company participate jointly in the exploration costs of each different project area on the basis of their respective participating interest. BHP and the Company may withdraw from the agreement by giving 30 days' notice.

FRENCH GUIANA PROPERTIES

GENERAL

French Guiana is part of the French national territory and has been an overseas "Departement" of France since 1946. The Departement, which has an area of 84,000 km(2) and a population of approximately 130,000, is represented by two members of the French National Assembly and by one member of the French Senate. Pursuant to the French Constitution, French Guiana is governed by the same laws as metropolitan France, subject to modifications to French law (including those affecting tax and mining laws and regulations) that may be adopted by France or French Guiana to reflect the historical, cultural, geographical and economic characteristics of French Guiana and to provide for administrative structures and regional administration. French mining laws have recently undergone revisions insofar as they apply to metropolitan France. The French Government is in the process of determining the extent to which the revised mining laws should apply to French Guiana. The text of the revised mining laws was adopted by the French Senate on February 27, 1997. The revised laws are now subject to the approval of the French National Assembly in order to be applicable. An appointed Prefect, representing the Government of France, holds governmental and administrative powers locally. A 19-member, locally-elected General Council votes on departmental budget and local regulation matters.

The granting of mining titles in French Guiana is administered, depending upon the type of mining title, by the Direction Regionale de l'Industrie, de la Recherche et de l'Environnement ("DRIRE"), the Ministry of Industry and the Conseil d'Etat in France. To apply for and acquire a mining title, a company must obtain a Personal Mining Authorization, or "Autorisation Personnelle Miniere" ("APM"). Under an APM, a company is granted the right to hold up to a certain number of permits. Guyanor was granted an APM on October 6, 1993, effective January 7, 1994, authorizing it to hold up to 15 mining titles for gold and related substances. This APM was amended to include precious metals or precious stones on March 21, 1995. The APM was further amended on August 13, 1996 to allow Guyanor to hold ten additional mining titles. SOTRAPMAG and Societe Guyanaise des Mines ("SGM") (see below - "SOTRAPMAG and Paul-Isnard and Eau-Blanche Properties") each have APMs authorizing them to hold 11 permits and three permits, respectively.

GUYANOR RESSOURCES S.A.

All of the Company's interests in mineral properties located in French Guiana are held through Guyanor, an approximately 68% owned subsidiary of the Company, incorporated under the laws of France as a societe anonyme on April 20, 1993. Guyanor's head office and registered office are located at Lot. Calimbe 2, Route du Tigre, B.P. 750, 97300 Cayenne, French Guiana.

PROPERTIES OF GUYANOR

The mineral properties in which Guyanor has an interest (either directly or through its subsidiaries) consist of the St-Elie, Dieu-Merci, Yaou, Dorlin, Paul-Isnard, Eau-Blanche, Regina Est and Dachine properties, all located in French Guiana. Guyanor's interests in the properties are held by way of exploration permits, concessions, property purchase agreements and joint venture and option agreements. All of the properties are in the exploration or pre-exploration stage, except the Yaou project which is already at an advanced stage.

During 1996, Guyanor spent $9.3 million in continuing exploration and acquisition expenditures, with $6.9 million reimbursed by joint venture partners. Budgeted 1997 exploration and acquisition expenditures total $17.9 million, with $13.0 million in budgeted joint venture recoveries.

Guyanor currently holds, directly, or indirectly through SOTRAPMAG and SGM, a total of 18 permits, 12 for the Yaou and Dorlin properties, four for the Paul-Isnard property, one for the Regina Est property and one permit for the Dachine.

ST-ELIE AND DIEU-MERCI

On October 25, 1993, Guyanor entered into an agreement to acquire the St-Elie concession for FF1.0 million (approximately $0.2 million). Guyanor also paid approximately $0.9 million to Compagnie Miniere Esperance S.A. ("CME") in consideration of the relinquishment of certain contractual rights which CME held in the St-Elie concession. The aggregate amount of $1.1 million represented the Company's original expenditure for the St-Elie concession and was satisfied by Guyanor's issuance of a $1.1 million promissory note payable to the Company. This amount was canceled in March 1995 in consideration for the issuance to the Company of Guyanor shares. Pursuant to an agreement dated October 22, 1993, CME agreed to relinquish to Guyanor certain residual alluvial exploitation rights in consideration for $0.5 million and a royalty of 5% of any fine gold extracted from the concession, up to a maximum of 3,215 oz.

By agreement dated February 18, 1995, Guyanor agreed to transfer to ASARCO Inc. ("ASARCO") a 50% equity interest in Societe des Mines de St-Elie S.A.R.L. ("SMSE"), a company wholly owned by Guyanor and to which the St-Elie concession was transferred by decree of the French government dated April 24, 1996. SMSE was granted an APM, authorizing it to hold up to three mining titles. Under the terms of the agreement, ASARCO must fund 100% of all costs required to advance the St-Elie concession to the development stage for a mining operation, including reimbursement of certain expenses incurred by Guyanor and completion of a feasibility study within five years or any shorter period as provided in the agreement with respect to Guyanor's acquisition of the St-Elie concession. ASARCO is required to spend $10.0 million on the concession over a five-year period. If ASARCO completes the feasibility study for less than $10.0 million, ASARCO must expend the remaining balance on the St-Elie concession before Guyanor is required to contribute its proportionate share of expenses. ASARCO and Guyanor will be entitled to reimbursement of all expenses related to the St-Elie concession incurred by each of them and Guyanor will be entitled to a finder's fee of $1.8 million, on a pro rata basis, prior to any distribution of revenues based upon each party's participating interest in SMSE. The agreement provides that ASARCO's 50% interest in SMSE will return automatically to Guyanor if ASARCO's various commitments described above are not met. ASARCO may decide at any time to terminate its obligations under the agreement and stop funding the project.

On February 19, 1997, SMSE and a French company entered into an agreement pursuant to which SMSE was granted the four-year option to acquire a 100% undivided interest in three concessions and one exploration permit immediately adjacent to the St-Elie property and covering a 155 km(2) (15,500 ha.) area known in French Guiana as Dieu-Merci. In order to maintain its rights under the Dieu-Merci option, SMSE must (i) make annual payments of FF4.0 million in year one, FF1.5 million in year two, FF2.0 million in year three and FF2.5 million in year four and (ii) incur minimum expenditures on the Dieu-Merci property of FF5.5 million (including a 3,000 meter core drilling campaign) during year one and FF5.0 million during each subsequent year of the option period. SMSE may exercise the option at any time by paying the difference between FF21.5 million and the annual payments made as of the exercise date. In addition, upon exercise of the option, the optionor will be entitled to receive a 3% net smelter royalty from future production from the Dieu-Merci property. In the event the St-Elie property is mined first, the optionor will be entitled to a 1% net smelter royalty from the St-Elie property. The Dieu-Merci property is subject to the ASARCO joint venture regarding the St-Elie property. SMSE has already made the first payment of FF4.0 million which was funded equally by Guyanor and ASARCO.

The Property

The St-Elie concession was originally constituted by the government of France in 1889 and covers a rectangular area of 99 km(2) (9,900 ha.) located in north central French Guiana, 110 km west of Cayenne, the departmental capital. The Dieu-Merci property covers an area of 155 km(2) (15,500 ha.) adjacent to the eastern and southeastern portions of the St-Elie concession. The Dieu-Merci property is composed of three concessions (Dieu-Merci, La Victoire and Renaissance) and one exploration permit (Couriege). St-Elie and Dieu-Merci are located in a region which remains virtually undeveloped. Access to the concession is currently by helicopter, airplane, or by a recently completed 20 km private road from Tigre Creek.

The first gold discoveries in the St-Elie region were made in 1873, when two placer deposits were discovered within the limits of the present St-Elie concession. During the period from 1878 to 1923, approximately 11 tonnes of gold production was recorded from the concession. Following a change in the concession's ownership in 1923, a mill was installed on the property and from 1923 to 1955, approximately 3,625 kg of gold were produced. From 1956 to 1993, mining activities on the concession were intermittent and consisted only of local, small-scale operations.

The basement rocks of the St-Elie region, including Dieu-Merci, consist of four geological units, all Precambrian in age: (i) a Paramaca volcano-sedimentary unit; (ii) Caribbean granites; (iii) Guianese granites; and (iv) the Bonidoro sedimentary unit. The Paramaca volcano-sedimentary rocks are oriented north-northwest and consist of schists, quartzites, lavas and amphibolites, uniformly metamorphosed to the amphibolite facies by the Caribbean granites. There are six known plutons of Caribbean granites which intrude the Paramaca sequence. Several of the plutons may be connected at depth and most are aligned along an east-west direction. The Bonidoro sedimentary unit is composed of quartzite, schists and conglomerates.

To the Company's knowledge, gold extracted to date from the St-Elie, Michel and Devis sectors of the concession was from both alluvials and weathered bedrock, but in unknown proportions, possibly one-third from altered bedrock which comprises both saprolite and quartz veins. The saprolite was mined by surface washing and the quartz veins were mined either by small-scale open-pit or underground methods. Other sources of gold which have been identified include recent and ancient alluvial deposits, re-worked lateritic deposits, eluvial and surficial deposits and mining residues. However, on the basis of present knowledge of the areas, bedrock sources appear to be the most promising and, Guyanor believes, the most recommended for exploration.

Work Program

During 1996, Guyanor's exploration spending on the St-Elie concession totaled $2.4 million, all of which was reimbursed by ASARCO pursuant to its agreement with Guyanor regarding the St-Elie concession.

Extensive exploration work began at St-Elie in late October 1995. Geological, geochemical and geophysical work completed in 1995 identified nine primary drill targets on the property. During the first half of 1996, 34 holes were drilled, totaling 4,982 m, on the Devis and Michel zones of the property. In May 1996, Guyanor completed 23 holes for 3,202 m in the Devis zone. Mineralization was encountered in approximately 57% of the core holes drilled, illustrating a mineralized zone approximately 550 m in length by 200 m wide and exhibiting average intersection widths of 8.5 m at a weighted average grade of
2.6 g Au/t. In July 1996, Guyanor completed an initial 11 hole, 1,780 m drilling campaign in the Michel zone over an area of mineralization approximately 1.2 km in length by 200 m wide. At the Michel zone, mineralization was encountered in approximately 82% of the core holes drilled, with average intersection widths of 4.3 m at a weighted average grade of 3.9 g Au/t.

Line cutting and hand auger soil sampling were continued over the southeastern part of the St-Elie concession (1,933 samples collected in 1996, 50 m spaced at 100 to 200 m line spacing) and several 300 m wide x 1,000 m long NW trending 100 ppb Au anomalies have outlined the new target areas of Chemin de Fer-Giraud, St-Auguste-Madeleine and Sable-Jonquemont areas. These anomalous areas have been confirmed by the existence of coincident geophysical anomalies corresponding to zones of quartz veining and hydrothermal alteration. During 1996, 48 trenches (2,200 m) were dug over the Pactole-Courriege, Chemin de Fer-Giraud, Sable-Jonquemont and St-Auguste-Madeleine areas. The most significant results have been obtained from the Chemin de Fer-Giraud area where four trenches over a 1,200 m long x 40 m wide NNW trending zone of intense quartz veining yielded an average mineralized interval of approximately 12 m with a weighted average grade of 3.0 g Au/t.

Previous exploration work on the Dieu-Merci project included a soil geochemical survey conducted by the Bureau de Recherches Geologiques et Minieres ("BRGM") on a 100 x 100 m grid, totaling approximately 900 samples over an area of 4 x 2 km approximately 2 km southeast of the St-Elie concession. This survey identified four different 400 to 600 m anomalous areas with values greater than
0.9 g Au/t; Kerouani, Virgile, Cesar and Devis Sud. Work conducted by the previous owner included augering (190 holes), trenching and drilling 18 shallow core holes. At Kerouani, five trenches excavated across the zone over a strike length of approximately 350 m exhibited an average mineralized interval of approximately 18 m with a weighted average gold grade of 10.7 g Au/t. At Virgile, five trenches over a strike length of approximately 450 m exhibited an average mineralized interval of approximately 10 m with a weighted average gold grade of 7.6 g Au/t. At Cesar, five trenches excavated over a strike length of approximately 500 m exhibited an average mineralized interval of approximately 18 m with a weighted average gold grade of 6.0 g Au/t.

The 1997 work program plans trenching over the St-Auguste-Madeleine area and conducting a 15,000 m drilling campaign with two drills. The first phase of this campaign is scheduled for a minimum of 4,500 m over the Chemin de Fer-Giraud and Michel zones (infill drilling) and a minimum of 3,000 m over the new target areas of Kerouani and Virgile on the Dieu-Merci project. The second phase of the program has scheduled 4,500 m of core drilling over the Sable-Jonquemont, Pactole-Couriege and St-Auguste-Madeleine areas, as well as 3,000 m over other target areas on Dieu-Merci. Extensions of the soil geochemistry grids are planned throughout the area as well as limited ground geophysical surveys.

YAOU AND DORLIN

Pursuant to an agreement dated July 16, 1993, the Company acquired from BHP for $4.3 million a 63.3% participating interest in a joint venture between BHP and BRGM with respect to six type "B" exploration permits covering an area known as Yaou (the "Yaou Permits") and six type "B" exploration permits covering an area known as Dorlin (the "Dorlin Permits") in French Guiana. In August 1993, the Company transferred its 63.3% participating interest in the joint venture to Guyanor at cost. Further to an agreement dated August 3, 1993, between the Company and BRGM and a subsequent agreement, dated September 23, 1993, among the Company, Guyanor and BRGM, Guyanor acquired for $2.5 million BRGM's 36.7% interest in the joint venture assets owned for the benefit of the joint venture by BRGM. In addition, Guyanor agreed to pay to BRGM a further FF14.0 million (approximately $2.8 million) as follows: FF7.0 million at the time of completion of a feasibility study on either the Yaou or Dorlin properties and FF7.0 million at the time of commencement of commercial production on either of these properties. The transfer of the Yaou and Dorlin Permits from BRGM to Guyanor was approved by the relevant French regulatory authorities on May 25, 1994. Both BHP and BRGM are arms' length parties to Guyanor and the Company.

Guyanor and the Company entered into an option agreement with Cambior, dated as of May 11, 1994, under which Cambior was granted the option to acquire a 50% interest in a sole purpose company holding Guyanor's Yaou and Dorlin permits interests in French Guiana. Cambior may exercise the option by spending $11.0 million on the Yaou and Dorlin permits by June 30, 1998. The agreement also provides that Guyanor is to manage the exploration of the Yaou and Dorlin Permits and Cambior is to undertake the preparation of a feasibility study on the properties and to manage the development and operation of future mining operations. The acquisition by Cambior of any interest in the Yaou and Dorlin Permits is subject to French government approval. There can be no assurance that such approval will be granted. After having met its initial funding requirement, Cambior may elect to terminate the agreement and stop funding the project at any time. As at December 31, 1996, Cambior had expended $4.3 million and $2.0 million at Yaou and Dorlin, respectively.

A renewal of four type "B" permits for Yaou was approved for a two-year period from March 31, 1995, ending March 31, 1997. Application for another two-year period was submitted on December 24, 1996. Renewal of the two other "B" permits for Yaou was approved for a two-year period from March 1, 1996, ending March 1, 1998. A renewal of the six type "B" permits for Dorlin was approved for a two-year period from May 31, 1995, ending May 31, 1997. Applications for further renewals of the six Dorlin permits was submitted in March of 1997. However, there can be no assurance that the Yaou and Dorlin permits will be renewed.

The Yaou Property

The Yaou Permits cover a total area of 150 km(2) (15,000 ha.) and are located some 210 km southwest of Cayenne, French Guiana. Access to the property is by helicopter or four wheel drive vehicle on 17 km of dirt road northwest from the town of Maripasoula, which is accessible by chartered and daily scheduled fixed-wing aircraft from Cayenne.

The property is underlain by a meta-volcano-sedimentary sequence of the Paramaca Formation. Gold mineralization, generally associated with pyrite and quartz-carbonate veins and veinlets, is hosted in two distinct units of this volcano-sedimentary sequence. These units are lens-shaped bodies of felsic intrusive, described for the most part as a quartz-monzonite (A and C-L zones), and mylonitic, sericitized rocks, associated with felsic volcanics and tuffs (B zone). Both contain more or less intense quartz veining, with pyrite and carbonate alteration.

From 1989 to 1993, 70 core drill holes totaling 12,548 m, over 13,000 m of motorized auger drilling (to an average depth of 25 m), 10,000 m of hand auguring, 4,000 soil samples and 1,990 m of trenching were undertaken by the BHP/BRGM joint venture on the Yaou permits. Four exploration core drilling target areas in the central Yaou area were identified.

Yaou - Work Program

During 1996, Guyanor spent a total of $1.1 million the Yaou project, of which $1.0 million was reimbursed by Cambior under the above-mentioned agreement.

During the first six months of 1996, an evaluation was completed using all exploration data gathered at Yaou by both Guyanor and the previous owners, BRGM and BHP, with the purpose of developing a new geologic model of the known mineralized area. On September 11, 1996, Guyanor and the Company announced the results of this work. A reserve estimation was completed on the Yaou Central and Chaina zones based on results from 130 drill holes for a total of 24,416 m, approximately 40,000 m of augering and approximately 10 km of trenching. Cambior calculated a probable reserve of approximately 10.3 million tonnes grading 2.7 g Au/t, representing approximately 876,000 oz of gold in situ. The probable reserve is part of total ore zone established by Cambior at July 31, 1996 of approximately 13 million tonnes grading 2.5 g Au/t. Over 90% of the probable reserves at Yaou are hosted at Yaou Central, totaling 9.2 million tonnes grading 2.8 g Au/t.

In late 1996, 30 core holes, totaling 4,394 m, were drilled to confirm and add to the databases on the mineralized deposits at Yaou Central and Chaina and to expand the known deposits. Drilling in the "A" zone of Yaou Central intercepted mineralization in each of nine holes exhibiting a weighted average grade of approximately 3.6 g Au/t with an average intercept length of approximately 18 m. In the "B" zone, three of four holes intercepted mineralization exhibiting a weighted average grade of approximately 4.0 g Au/t over an average intercept length of approximately 15 m. Drilling in the "C-L" zone intercepted mineralization exhibiting a weighted average grade of approximately 2.2 g Au/t over an average intercept length of approximately 7 m. At the lower grade Chaina zone, six of nine drill holes intercepted mineralization exhibiting a weighted average grade of approximately 1.5 g Au/t over an average intercept length of 12 m.

The 1997 budget for the Yaou project anticipates 10,000 m of core drilling. The purpose of this drilling includes step- out and infill drilling to expand the known deposits laterally and at depth as well as identify new zones of mineralization within the Yaou Central and Chaina areas that could be mined by open pit and provide sufficient resource potential to justify commencing a feasibility study for the development of a full scale mining operation.

Outside the Yaou Central and Chaina zones, drilling is also planned for the I, J and K zones located approximately 1.5 km northeast of Yaou Central, along the same strike orientation. Continued regional exploration to define additional mineralization which could be mined by open pit on the remainder of the 150 km(2) Yaou property is planned on three zones of interest which have been identified and warrant follow-up exploration, Yaou Nord, Tomantoni and Bois Blanc. The Bois Blanc zone, approximately 10 km north of Yaou Central, will be the initial focus of this work.

The Dorlin Property

The Dorlin permits cover a total area of 150 km(2) (15,000 ha.) and are located some 180 km southwest of Cayenne and 60 km east of Maripasoula. The property is accessible by helicopter some 150 km southwest from the airport at Cayenne. A 500 m airstrip located on the property was re-opened and is suitable for fixed wing aircraft. Access is also available by boat during the rainy season.

The property is underlain by a volcano-sedimentary sequence of the Paramaca Formation lying east of and intruded by younger granitic intrusive rocks. The contact trends generally north-south the length of the property with local inferred offsetting faults. The presence of a basic to ultrabasic north-south lineament has been identified based on a distinctive chromium and nickel geochemical soil anomaly.

Exploration efforts by BRGM and BHP since 1986 consisted of soil geochemical and geological surveys, together with hand auger holes and a total of 19 core drill holes totaling 4,323 m. Core drilling and surface mapping at the Montagne Nivre area has outlined a hydrothermally altered facies trending north- south intermittently for a strike length of some 5 km with two parallel hydrothermal breccia zones.

Dorlin - Work Program

Exploration work on the Dorlin permits has focused on two zones, the South-Inini and North-Inini zones, situated on two different permits and covering a large area. During 1995, a total of 55 km of lines were cut on these two sectors and a total of 838 soil samples by manual augering and 242 samples by deep augering were taken. Extensive channel sampling of outcrop on the southern end of Montagne Nivre began.

In 1996, outcrop sampling continued and 57 deep auger holes for a total of 565 m were drilled. In the second half of the year, Guyanor drilled 31 core holes, totaling approximately 2,000 m, and recompiled results from the 1986 BRGM-BHP drilling program, 19 holes, totaling approximately 4,323 m. Guyanor's drilling focused on the Sud Nivre zone on a prominent ridge known as Montagne Nivre while the BRGM-BHP drilling focused on the West Nivre zone to the north of Sud Nivre and on the west flank of Montagne Nivre. Guyanor established the presence of two zones of mineralization approximately 40 to 50 m wide over a strike length of approximately 750 m. Mineralization was encountered in approximately 74% of the core holes drilled by Guyanor, exhibiting average widths of 9.8 m at a weighted average grade of 1.9 g Au/t. Drilling conducted by the BRGM and BHP on the West Nivre zone and across the northern extension of the zones drilled by Guyanor encountered mineralization in approximately 79% of the core holes drilled, exhibiting average widths of 9.9 m at a weighted average grade of 1.9 g Au/t. Drilling to date has indicated the presence of mineralization over a strike length of approximately 1.5 km on the far southern end of a major hydrothermal breccia system which has been identified continuously over 5 km and discontinuously over an additional 4 km.

Late in 1996, a second, 2,400 m drilling campaign was initiated to test gold mineralization discovered by Guyanor at greater depths and to infill drill on the zones of mineralization discovered by BRGM-BHP. By the end of the year, 4 holes, totaling 607 m, were completed. A bulldozer was also shipped in parts up the Inini River and reassembled on the project. Trenching was initiated and 199 m of trenches were opened. Guyanor incurred exploration expenditures for the Dorlin project of $1.0 million for 1996, all of which were reimbursed by Cambior under the above-mentioned agreement.

The work program for 1997 calls for continued soil and auger sampling, trenching and 8,000 m of core drilling. The objectives for the program are to develop minable resources on the South-Inini area and carry out the investigation in the North-Inini area, which host three intrusive related targets known as Jadfar, Sept Kilo and Dartagnan.

PAUL-ISNARD AND EAU-BLANCHE

On October 29, 1994, Guyanor acquired its interest in the Paul-Isnard and Eau-Blanche properties by way of its acquisition of all of the outstanding shares of SOTRAPMAG, a company incorporated under the laws of France and based in French Guiana. SOTRAPMAG holds a 99.7% interest in SGM, a societe en nom collectif incorporated under the laws of France, also based in French Guiana. Guyanor also directly acquired the 0.3% interest in SGM not owned by SOTRAPMAG. SOTRAPMAG holds, directly or indirectly, eight mineral concessions (the "Paul-Isnard Concessions") and four type "B" exploration permits (the "Eau-Blanche Permits").

Pursuant to an agreement (the "Cermi Agreement") dated October 29, 1994, between SOTRAPMAG and Cermi S.A.R.L. ("Cermi"), a corporation owned by the previous owners of SOTRAPMAG, SOTRAPMAG granted Cermi the exclusive right to exploit alluvial minerals on a portion (the "Elysee Creek area") of two of the Paul-Isnard Concessions for a period of three years, renewable for an additional seven years. During the renewal period, SOTRAPMAG may, at its discretion, terminate the Cermi Agreement upon 90 days' notice. In consideration for this grant, Cermi agreed to pay SOTRAPMAG a royalty of 2.5% of the gross proceeds from the sale of gold produced from Cermi's alluvial operations in the Elysee Creek area. Cermi is also allowed to build an airstrip near the Elysee Creek area provided it allows SOTRAPMAG use of the airstrip. SOTRAPMAG reserved the right to conduct exploration in the Elysee Creek area provided Cermi's exploitation rights are not interfered with. In addition, SOTRAPMAG has reserved the right under certain limited conditions to carry out any alluvial operations in the Elysee Creek area which it considers necessary to maintain its alluvial exploitation on the Paul-Isnard Concessions in the event it does not have exploitable reserves elsewhere on the Paul-Isnard Concessions. Cermi has granted SOTRAPMAG the option to acquire an interest in any primary mineral deposits discovered under any exploration permits which Cermi may obtain in the future covering areas adjacent to the Paul-Isnard property.

Joint Venture with LaSource and ASARCO

In conjunction with Guyanor's acquisition of SOTRAPMAG, BRGM has renounced in favor of Guyanor, an option which BRGM received from Alcatel Alsthom Compagnie Generale d'Electricite to the primary deposits under the eight Paul-Isnard Concessions. In consideration for such renunciation, Guyanor agreed to pay BRGM FF2.5 million (approximately $505,000) in four installments ending December 31, 1996.

On June 26, 1996, SOTRAPMAG entered into a joint venture agreement to give LaSource Developpement S.A. ("LaSource") a 25% participating interest in the exploration and exploitation of primary gold deposits on the Paul-Isnard and Eau- Blanche projects. Pursuant to the joint venture agreement, ASARCO has two separate options to acquire a 50% interest in SOTRAPMAG's remaining interest in the primary deposits on each of the Paul-Isnard and Eau-Blanche projects. In order to acquire its interests in one of these projects, ASARCO is obligated, by June 2001, to complete a feasibility study on the project and to spend at least $10 million on such project, or to combine the Paul-Isnard and Eau-Blanche projects into a single project. SOTRAPMAG's share of expenditures will be funded by ASARCO. ASARCO is also obligated to use its best efforts to obtain financing on a project finance basis for 80% of project development costs, with SOTRAPMAG and ASARCO each contributing 37.5% and LaSource contributing 25% of the remainder of such costs. Guyanor will act as project manager for the exploration phase at the Paul-Isnard and Eau Blanche project areas, while ASARCO, once vested, has the right to act as the manager of any resulting feasibility study and exploitation.

ASARCO may withdraw from either project and terminate its right to vest its participating interest in such project at any time by giving written notice to SOTRAPMAG 90 days prior to the end of the current program period for such joint venture.

The Properties

The Paul-Isnard and Eau-Blanche properties are located in the western part of French Guiana, some 200 km west of the capital city of Cayenne. The properties are accessed from St-Laurent-du-Maroni, either by air, at a distance of 75 km to the south, or by means of a 115 km-long laterite road. The first 62 km section of this road is maintained by the government and the remaining 53 km section is maintained by SOTRAPMAG.

There are two prominent mountain chains bordering the properties which form the edges of a basin in which alluvial gold deposits have accumulated. The Company believes this alluvial gold originated from gold-bearing rocks from Decou-Decou and Lucifer mountains and was transported downward by high-energy streams, concentrating the gold in the gravel beds of streams in the Citron area of the Paul-Isnard property. The Decou-Decou mountain to the south of the property is formed of volcanic rocks that, at the summit, are covered by degraded lateritic layers. The Lucifer mountain to the north-east is formed of basic intrusive rocks. The basin between the mountains is underlain by a Proterozoic sequence of mafic to felsic volcanics and clastic sediments of the Paramaca and Bonidoro groups, cut by ultramafics to felsic intrusives.

Work Program

To the Company's knowledge, little systematic exploration has been conducted on the Paul-Isnard and Eau-Blanche properties in search of primary gold. Management believes that there are at least two virtually unexplored occurrences which may constitute possible sources of alluvial gold on the properties. An airborne radiometric and magnetometric geophysical survey over the properties was carried out recently by Guyanor as part of a survey of all of Guyanor's properties.

Guyanor began an exploration program in 1995 to identify and define the primary deposits that may have contributed to the formation of the alluvial gold deposits. An outcrop sampling program, involving approximately 746 channel samples, outlined a zone of strongly sheared, mineralized felsic volcanic rocks approximately 2 km in length yielding an average gold grade of approximately
2.0 g Au/t over significant widths.

A core drilling campaign in 1996 targeted approximately 1.1 km of the strike length of this zone and involved the completion of 18 holes totaling 3,232 m. Gold mineralization was found to be associated with the presence of sulfides, primarily pyrite, pyrrhotite, arsenopyrite and chalcopyrite. Mineralization encountered within the felsic volcanic unit at depth over the strike length drilled appears to be consistent with a massive sulfide ("VMS") type of mineralization similar to deposits currently being mined along the Cadillac Break in Quebec, Canada. Of particular interest is semi- massive to massive sulfide mineralization encountered in two holes. Polymetallic assays on semi-massive to massive sulfide mineralization intersected in one hole yielded weighted average metal grades of 3.7 g Au/t, 17 g/t silver, approximately 0.3% copper and trace zinc values, within a larger, 25 m interval with an average weighted grade of 2.8 g Au/t.

On the Paul-Isnard project, two new prospective zones were identified during 1996, Emmanuel and Elysee. At Emmanuel, geological mapping, rock channel sampling, soil geochemistry and ground magnetic surveys have been carried out. The Emmanuel gold anomaly appears to be situated at the contact between the Paramaca greenstone and the Upper Detritic sedimentary formation. Mineralization is associated with quartz veining. At Elysee, channel sampling inside old adits from the Bureau Minier Guyanais indicated anomalous grades of gold. A detailed geological survey was initiated. Total expenditures by all parties for 1996 were $1.4 million for Paul-Isnard and $0.1 million for Eau-Blanche, with joint venture recoveries totaling $1.5 million for the two projects in 1996. Guyanor's share of these expenditures were funded by ASARCO.

The work program planned for 1997 includes ground geophysical surveys on Montagne d'Or, including induced polarization ("IP"), magnetics and downhole electro magnetics ("EM"). This work is intended to assist in preparing a core drilling program at Montagne d'Or. Additional geochemistry, ground magnetic surveys and trenching are planned for Emmanuel and Elysee in order to prepare core drilling program for the targets. A core drilling budget of 4,500 m has been budgeted to test the Paul-Isnard targets during 1997.

Mining Operations

SOTRAPMAG commenced alluvial gold production at the Paul-Isnard property in 1987. SOTRAPMAG has experienced continuing operating losses since its acquisition by Guyanor in 1994 with operating losses of $1.8 million in 1995 and $2.4 million in 1996. Outside consultants engaged in 1996 to review the operations and make recommendations on how to make the operations profitable concluded that without a significant capital investment to increase production, changes in certain work practices and a reduction in fuel taxes, the operation could not achieve profitability. As a result of these conclusions, Guyanor began implementation of a program to discontinue alluvial operations conducted by SOTRAPMAG and lay off all of SOTRAPMAG's employees. This procedure is subject to negotiations with the representatives of the workers and French authorities. The French government was formally notified of the closure plans in January 1997. In March 1997, the deadline for French government opposition to the closure plan expired, with no such opposition expressed by the government. Management currently anticipates to substantially complete the closure of the plan and local rehabilitation in the second quarter of 1997.

Guyanor and the Company, through its ownership interest in Guyanor, incurred a fourth quarter charge to 1996 earnings of $3.2 million resulting from the write-down of certain fixed assets, inventories, capitalized exploration costs related to the alluvial mining operations, accrual of land rehabilitation and mine closure costs, and accrual of the severance and other costs associated with the discontinuation of alluvial production. The Company's share of these losses at December 31, 1996, was $2.2 million, after minority interest.
Certain fixed assets, equipment and inventories owned by SOTRAPMAG will be utilized in the ongoing exploration at the Paul-Isnard project area and were not subject to the write-down. The final amount of severance and other costs associated with the discontinuation of alluvial production are contingent upon negotiations with the representatives of the workers and the French government. Guyanor also expects to incur operating losses of approximately $0.5 million during the first quarter of 1997.

Exploration efforts conducted in 1996 have identified several target areas which hold potential to establish near surface mining reserves. Guyanor has budgeted approximately $1.0 million in 1997 for prospecting activities aimed at quantifying a near-surface mineralized inventory at the Paul-Isnard project area. This program is in addition to the hard rock exploration planned for 1997 which will be funded by ASARCO and LaSource, the Company's joint venture partners at the Paul-Isnard project area.

REGINA EST

On April 26, 1994, Guyanor was granted a type "B" exploration permit covering a property known as Regina Est, located in northeastern French Guiana, 15 km southeast of the town of Regina and 80 km southeast of Cayenne. No significant work was conducted on the property in 1996. The permit, unless renewed, will expire on May 1, 1998.

DACHINE

In June 1995, Guyanor was granted a type "B" exploration permit by the French government covering a 25 km(2) area in southwest French Guiana known as Dachine (formerly known as Inini). An application was filed in December of 1995 for a type "A" permit covering an area of 337 km(2) which would include the current type "B" permit.

BHP and Guyanor entered into an agreement in December 1995 whereby BHP would earn a 51% interest in the Dachine project by spending $3.5 million by May 31, 1998. In March 1997, BHP gave notice of its intent to withdraw from the agreement effective as of March 31, 1997. The Company and Guyanor intend to continue diamond exploration on the Dachine area and may seek new joint venture partners. There can be no assurance that Guyanor will be successful in finding a partner or that the funds required for the development of the Dachine project can be obtained by Guyanor.

The Property

The property is a square, 5x5 km permit area accessible only by helicopter or, during the rainy season by canoe from Maripasoula. Microdiamonds were found for the first time in 1983 in alluvium/colluvium by BRGM during strategic prospecting work for the Mineral Inventory of French Guiana. No further exploration was conducted at Dachine until Guyanor, after examining the existing literature and conducting preliminary reconnaissance in the field, applied for a type B permit, which was granted in June 1995.

Work Program

In August 1994, an aeromagnetic and radiometric survey was carried out over the area of the B permit. Specific magnetic anomalies were highlighted by the geologists to be potential kimberlitic-type anomalies. In October 1995, petrographic facies were identified as being meta-kimberlite and/or meta-lamproite rocks, hosted in metavolcanics and volcaniclastics. In late 1995, a core drilling program was initiated at the Dachine site involving 10 holes totaling approximately 970 m.

On March 1, 1996, the Company and Guyanor reported the discovery within the Dachine permit area of a metamorphosed ultramafic structure that can be traced over a minimum dimension of approximately 3.5 km in length and 0.5 km in width. Final results from the initial exploration program, announced on May 22, 1996, exhibited significant diamond counts from microdiamond analysis on auger and core drill holes that intersected the main body with a total of 8,970 stones recovered from approximately 1,164 kg of core and auger samples. Additionally, a total of 976 stones were recovered from microdiamond analysis on approximately 387 kg of outcrop and soil samples collected during the initial exploration program.

Additional exploration activity at the Dachine project during the summer of 1996 focused on geologic mapping, auger drilling and stream sediment sample processing. An additional 30 deep auger holes were drilled in fences across the Dachine diamondiferous body to determine geologic contacts and better define the surface expression of the body. This work, in addition to the discovery of additional outcrop, has confirmed the continuation of the diamondiferous body over the entire distance of the Dachine "B" permit (5 km) with widths varying from approximately 350 m to 1,000 m. Results were reported from processing completed at the Company's Georgetown, Guyana laboratory of 31 stream sediment samples collected from creeks draining the Dachine body. A total of 7,824 diamonds were recovered from 700 liters of samples, including 7,009 microdiamonds (measuring less than 0.5 mm across their longest dimension) and 815 macrodiamonds (measuring greater than 0.5 mm across their longest dimension). Macrodiamonds were reported in all the samples, the largest stone measuring 2.7 mm in its longest dimension.

These results led to the decision to proceed with an initial bulk sample at Dachine. Following the evaluation of various alternatives to conduct a small initial bulk sample for diamond recovery and macrodiamond analysis, logistical considerations dictated the excavation of pits to collect approximately 200 tonnes of material. Sample collection began in late August. A gravity jig plant was subsequently commissioned at the Dachine site and began operating in September 1996. Excavation was completed in ten pits (DAC-01 - 10) collected at select sites over the strike length of the diamondiferous body, totaling approximately 207 tonnes of material. Processing of approximately 186 tonnes of material was completed in December 1996 to produce approximately 3,000 kg of heavy mineral concentrate. The heavy mineral concentrate was shipped to BHP's Mineral Laboratory in Reno, Nevada for diamond recovery in late December.

Processing of the heavy mineral concentrate sample was undertaken to recover only macrodiamonds larger than 1.25 mm in their longest dimension. On February 24, 1997, the Company and Guyanor announced that processing of the bulk sample recovered an insignificant number of stones larger than 1.25 mm. Upon review of final results, BHP decided to withdraw from the Heads of Agreement with Guyanor. Guyanor intends to continue diamond exploration in the Dachine area and may seek new joint venture partners. There can be no assurance that Guyanor will be successful in finding a new partner or that funds required for the development of the Dachine project can be obtained by Guyanor.

Guyanor is presently in the process of developing a program for additional exploration at Dachine. The object of the program will be to try and better characterize the geology and commercial potential of the large, Dachine diamondiferous ultramafic body. During 1996, Guyanor spent $1.2 million for exploration at the Dachine property, $1.1 million of which was reimbursed by BHP under the above-mentioned agreement.

AFRICAN PROPERTIES

GENERAL

All of the Company's interests in mineral properties located in Africa are held through PARC. PARC was established under the Yukon Business Corporations Act on February 6, 1996, as a result of the amalgamation, i.e., the merger and continuation as one company (the "PARC Amalgamation"), of Humlin Red Lake Mines Limited, an Ontario corporation ("Humlin"), and PARC Yukon, which was then an approximately 85% owned subsidiary of the Company. As a result of the PARC

Amalgamation, PARC was vested with all former assets and liabilities of PARC Yukon and Humlin and is engaged in the business carried on by them, being the exploration for and development of precious mineral properties.

As a result of the completion of a private placement of 13.2 million units of PARC Yukon on February 5, 1996 (as described below) and the completion of the PARC Amalgamation, PARC became approximately 60% owned by the Company. PARC also became a publicly traded company on February 8, 1996, with its common shares quoted on the Canadian Dealing Network.

The private placement of 13.2 million units at Cdn$1.00 per unit generated net proceeds to PARC Yukon of approximately $9.0 million after payment of commissions and expenses. Each unit consisted of one PARC Yukon common share and one-half of one PARC Yukon Series A warrant. Each whole Series A warrant entitles the holder to purchase one PARC Yukon common share at a price of Cdn$1.25 until November 1, 1996. On October 31, 1996, the expiration date of the Series A warrants was extended to January 31, 1997. As at January 31, 1997, 1,063,500 warrants were exercised providing proceeds of $1.0 million. The remaining 5,536,500 warrants expired unexercised. As a result of the PARC Amalgamation, all outstanding PARC Yukon and Humlin shares were exchanged for PARC shares according to ratios approved by their respective shareholders at a special meeting held on January 12, 1996. In addition, all outstanding PARC Yukon Series A warrants were exchanged for PARC Series A warrants.

Prior to the PARC Amalgamation, indebtedness in the amount of $12.3 million owed to the Company by PARC Barbados as of December 11, 1995, was converted under the terms of two convertible debentures by the Company into 24,881,632 common shares of PARC Barbados. Upon completion of these loan conversions, 24,881,632 shares held by the Company in PARC Barbados were surrendered for cancellation in exchange for the issuance to the Company of 7,975,000 warrants of PARC Barbados, each warrant entitling the Company to purchase one share of PARC Barbados at Cdn$1.50 until July 15, 1997. After the PARC Amalgamation, the PARC Barbados warrants were surrendered to PARC Barbados in exchange for the issuance by PARC to the Company of 7,975,000 PARC Series B warrants. Each PARC Series B warrant entitles the Company to purchase one PARC common share at Cdn$1.50 until July 15, 1997.

The mineral properties in which PARC has an interest are located in several countries in Africa: Eritrea, Ethiopia, Gabon, Ivory Coast, Kenya, Mali and Sierra Leone. PARC's interests in the properties are held by way of option agreements or exploitation, exploration, prospecting or reconnaissance permits, licenses, authorizations or rights. PARC's indirect acquisition of certain of its interests are still subject to applicable governmental approvals. There can be no assurance that such approvals will be granted. Moreover, all of the properties are without a known body of commercial ore and the limited activities by PARC on the properties to date have been exploratory in nature and the results have been disappointing. PARC's principal objectives are to explore and continue to acquire mineral properties in Africa with significant potential as and when appropriate opportunities present themselves and to conduct exploration and, if warranted, subsequent development of mineral deposits on its properties.

PARC and its wholly owned subsidiary, PARC Barbados, are hereinafter referred to collectively as "PARC".

During 1996, PARC spent $5.9 million on continued exploration and property acquisition. Budgeted 1997 exploration and reconnaissance expenditures for PARC total $4.5 million.

GABON PROPERTIES

The Republique Gabonaise ("Gabon") is located on the west coast of Africa along the equator, covers an area of 268,000 km(2) and has a population of about 1.1 million people. Formerly a French colony, Gabon gained independence in 1960 and is currently governed as a democratic republic. The legal and land title systems are based on French law, the official language is French, and the government retains strong ties with France.

KOLISSEN

The Company was granted a three-year exploration permit (the "Kolissen Exploration Permit"), expiring on August 22, 1998, covering over 2,670 km(2) of the Kolissen property. As of November 29, 1995, the Company formally assigned its rights to the Kolissen Exploration Permit to PARC, subject to approval of the Gabon government. The Kolissen Exploration Permit requires a minimum of approximately $0.5 million to be expended on exploration work on the property during the three-year term and preparation of a geological map of the Kolissen property at 1:100,000 scale.

On February 18, 1997, the Company and PARC signed an option agreement with Adamas Resources Corp. ("Adamas") granting Adamas the sole and exclusive option to acquire a 50% interest in all of the Company's current and future rights to the Kolissen property. The option agreement is subject to acceptance by the Vancouver Stock Exchange ("VSE"). In order to maintain its rights under the option, Adamas must incur minimum exploration expenditures on the Kolissen property of at least $0.5 million during the first 12 months following the date Adamas receives regulatory approval from the VSE and $1.5 million during the following 18-month period. Should Adamas fail to make the required expenditures within the prescribed deadlines, it will be required to pay the amount of the shortfall to PARC in cash or capital stock in Adamas or an interest in mineral rights owned by Adamas with a fair value equivalent to the shortfall, subject to PARC's approval. Assuming VSE approval is obtained, Adamas intends to conduct the work program on the Kolissen property during 1997.

MALI PROPERTIES

PARC has indirect interests in the Dioulafoundou and Melgue properties located in the Republique du Mali ("Mali"). Mali is a land-locked country covering an area of 1.24 million km(2) in Northwest Africa. Mali has a population of approximately nine million people, most of whom are Muslim. The country borders the southern edge of the Sahara desert and over 70% of its land area is desert or semi-desert. Formerly a French colony, Mali achieved independence in 1960 and has been governed as a democratic republic since 1992. The legal and land title systems of the country are based on French law and the official language is French.

DIOULAFOUNDOU

PARC has an indirect interest in a small scale exploitation authorization and an exploration permit, which cover a 28 km(2) area in Mali referred to as the Dioulafoundou property.

Dioulafoundou Exploitation Authorization

PARC's interest in the exploitation authorization comprising part of the Dioulafoundou property was formalized in an agreement dated October 13, 1995 (the "AFC Agreement"), among PARC,

D'Almeida Freres et Compagnie ("AFC"), an unrelated Mali corporation, the four shareholders of AFC (the "AFC Shareholders") and the Company. PARC subsequently transferred its rights to PARC Dioulafoundou Ltd., a wholly owned subsidiary of PARC. AFC is the holder of the Dioulafoundou exploitation authorization which was granted on December 6, 1993 for a term of five years, subject to renewal for a further five years. The exploitation authorization covers 4 km(2) and is located in the Kenieba District, Administrative Region I, of Mali.

Pursuant to the AFC Agreement, PARC Dioulafoundou acquired from the AFC Shareholders an aggregate of 75% of the outstanding shares of AFC (the "AFC Shares"), subject to satisfaction of certain conditions. The purchase price of the AFC Shares totaled $520,000, less the amount of certain of AFC's liabilities at the date of the transfer of the shares. The purchase price, as so adjusted, is payable as to $80,000 on each of October 31, 1995, 1996, 1997 and 1998 and the balance by October 31, 1999, subject to acceleration of the payments to the date a feasibility study commissioned by PARC Dioulafoundou on the property is accepted by the Mali government. PARC Dioulafoundou may terminate the agreement at any time without any further obligations or liabilities. Prior to entering into the AFC Agreement, PARC had paid a total of $175,000 in connection with an initial 180-day option on the Dioulafoundou exploitation authorization.

Pursuant to the AFC Agreement, PARC Dioulafoundou granted to Mr. D'Almeida (a previous shareholder of AFC) the right to conduct the alluvial operation on the Dioulafoundou exploitation authorization. During 1996, neither Mr. D'Almeida nor PARC Dioulafoundou conducted any exploitation operations as required under the exploitation authorization. As a result, the Government of Mali could, pursuant to the Mining Code of Mali, send to AFC a three-month notice asking AFC to conduct exploitation activities in accordance with the exploitation authorization failing which AFC could lose title to the property. To the knowledge of the Company, management of AFC has not received such notice from the Government of Mali. Should AFC receive such notice, PARC Dioulafoundou would try to cure such default.

The Dioulafoundou exploitation authorization is located in a district where only small scale mining operations are generally allowed by the Mali government (for example, each exploitation authorization is generally for a deposit not exceeding five tonnes of gold). Since there can be no assurance that, in the event of the discovery of a larger mineral deposit, an exploitation permit (for larger deposit) covering the entire deposit will be obtainable, it is the intention of PARC Dioulafoundou to apply for the issuance of an exploration permit covering the existing Dioulafoundou exploitation authorization area so as to avoid the incurrence of significant exploration expenditures without the assurance of obtaining, if warranted, an authorization permit for a larger mineral deposit. Such an exploration permit is only available for potentially larger scale mineral deposits and would be for a term of three years, with up to two renewals of one year each. The holder of such an exploration permit also obtains the first right to acquire an exploitation permit for the applicable area, entitling the holder to exclusive exploitation rights in relation to the area for a maximum period of up to 30 years (including renewals). There can be no assurance, however, that the Mali government will grant the desired exploration permit or any eventual exploitation permits to PARC.

Fougala Exploration Permit

In May 1995 PARC acquired, subject to governmental approval, three contiguous prospecting authorizations of 8 km(2) each from three individuals unrelated to PARC. The prospecting authorization entitles its holder to a small scale exploitation authorization with the problems described above. Consequently, PARC, with the approval of the three prospecting authorization holders, created a company under the laws of Mali (PARC Fougala S.A.) and applied for an exploitation permit covering the three prospecting authorizations. In January 1997, PARC Fougala was granted an exploration permit covering the three prospecting authorizations. The exploration permit is now referred to as the Fougala Exploration Permit. In February 1997, PARC Fougala entered into an agreement with the three owners of the previous prospecting authorizations. Pursuant to the agreement, they will be entitled to receive as a group a net smelter royalty of 1.6% on any gold production on the Fougala permit. PARC Fougala must also complete a feasibility study by February 2002. Should PARC Fougala fail to do so, it will have to transfer its interest in the exploration permit to the previous owners of the prospecting authorizations.

Option granted to African Selection Mining Corporation

On March 7, 1997, PARC granted African Selection Mining Corporation ("ASM") the three-year option to acquire 50% of the issued and outstanding shares of PARC Dioulafoundou and PARC Fougala (see below). In order to maintain its rights under the option, ASM must incur exploration expenditures on the properties of at least $4.5 million prior to October 31, 1999 with $450,000 during the period commencing March 1, 1997 and ending September 30, 1997 ("Phase I"), $1.5 million during the period commencing October 1, 1997 and ending September 30, 1998, and $2.5 million during the period commencing October 1, 1998 and ending October 31, 1999. Should ASM fail to make the required $450,000 in expenditures for Phase I within the prescribed deadline, it will be required to pay the amount of the shortfall to PARC in cash, subject to certain contingencies.

The Property

The Dioulafoundou property is located in the Kenieba District of western Mali, situated approximately 350 km west of Bamako, the country's capital, and 170 km south of the town of Kayes (population 50,000). The Dioulafoundou property is accessible by four wheel drive vehicle from Kayes over 228 km of dirt road. A 1,500 m gravel airstrip, accessible by fixed wing charter aircraft from Bamako, is located 10 km south-southeast of the property.

Local miners have long produced unknown quantities of gold from alluvial deposits in the Kenieba district. Modern exploration of the Dioulafoundou property commenced in 1993, and pitting and sampling programs, as well as some small- scale alluvial mining, were carried on during the next year.

The region in which the Dioulafoundou property lies is part of the West African Shield. The property area lies within the exposed early Proterozoic Kenieba inlier that straddles the Mali/Senegal border, composed primarily of thick Birimian volcanic and sedimentary formations that trend generally north-south and northeast-southwest.

Work Program

The main objective of PARC's work completed to date at the Dioulafoundou project has been to establish the presence of economically attractive gold mineralization within the prospect area. During the first half of 1996, PARC completed a mechanical augering program for geochemical analysis consisting of 355 holes totaling 4,548 m over the whole of the Dioulafoundou project. A 65-hole, 4,200 m reverse circulation ("RC") drilling program was completed in July 1996. This RC program confirmed the north-south striking mineralization identified by previous core drilling with near surface mineralized intersections with an average width of 2.9 m and a weighted average grade of 2.4 g Au/t. Gold mineralization also was encountered on part of the Fougala permit which comprises the south and southeast border of the Dioulafoundou project. These mineralized zones are characterized as near surface, narrow zones with gold grades ranging from 1.3 to 3.2 g Au/t. An early and intense rainy season caused postponement of RC drilling near the extensive Kerekou artisanal working on the Magassa permit.

During the second half of 1996, PARC conducted a systematic termite mound sampling program over the entire property involving approximately 250 samples. This work identified additional area of anomalous gold values on the on the border of the Fougala and AFC permits. During 1996, the Company spent $0.8 million on exploration at the Dioulafoundou project.

The work program for 1997 to be conducted by ASM is anticipated to involve induced polarization ("IP") geophysical surveys to assist in better defining potential gold bearing structures. Additional geochemistry, including termite mound sampling, will be completed. Based upon results of this work, it is anticipated that ASM will conduct a core and RC drilling program to continue the evaluation of the property during 1997.

MELGUE

PARC entered into a mineral agreement dated October 18, 1995 (the "Melgue Mineral Agreement") with the Government of Mali represented by the Ministry of Mines, Energy and Hydrology for the Melgue property. The Melgue Mineral Agreement has a term of up to 30 years and provides for the issuance of an exploration permit for a 220 km(2) area of the Melgue property and, if applicable, the issuance of further mining permits for the development and exploitation of the property. The exploration permit covering the Melgue property was granted to PARC on December 11, 1995, for a period of three years.

PARC has committed to spend at least $680,000 in connection with the Melgue property during the first 24 months following the grant of the exploration permit on December 11, 1995. A three-phase initial work program is planned, with the first phase to be completed within one year at a minimum expenditure of $180,000. Estimated work expenditures for the second and third phases are $0.5 million and $1.6 million, respectively.

The Property

The Melgue property is located approximately 60 km north of the regional centre of Kayes in western Mali. The project area is just west of the village of Aourou, which is about a 4 to 5 hour drive from Kayes in a 4-wheel drive vehicle. The permit area is flat with sparse vegetation as it is on the edge of the Sahara desert. Very high temperatures during both day and night are common in the period from February to April making field work difficult.

Regional scale soil sampling was carried out by Kloeckner, a German company, over the property as part of a larger survey in the late 1980s. The Kloeckner work identified a number of distinct gold anomalies which require more detailed investigation. Limited follow-up work in this area by the Mali Ministry of Geology and Mines has shown encouraging results.

PARC geologists conducted a preliminary examination of the property in late 1994 and visited the area again in early 1995. They visited five different areas which are identified by soil sample values ranging from 75 to 103 ppb Au. Soil sample values of this magnitude are considered anomalous. Rock chip samples collected by the Mali Ministry of Geology and Mines on one of these features assayed up to 3.1 g Au/t. Panned samples collected by PARC from four of these areas contained gold grains. Among the geological features indicative of mineralization seen at these locations were altered, sulphide bearing diorite and andesite, breccia, quartz stockworks and altered carbonate units.

The local geology of the property area consists of Lower Proterozoic metavolcanics and pyroclastic rocks of the Boutounguissi Formation. These were intruded by granites and granodiorites in the eastern third of the property area.

Work Program

Initial exploration activity on the Melgue property consisted of a detailed stream sediment geochemistry program. Samples were collected at a density of approximately one per km(2) and analyzed for gold. During 1996, soil sampling, mapping and rock chip sampling were also carried out. Approximately 67 km of line was cut with 675 soil and 77 rock samples collected. This work identified two principal anomalous areas trending north-south through the center of the property. During 1996, $0.1 million was spent for exploration on the Melgue property. During 1997, additional close spaced soil sampling and geologic mapping is planned to further define the anomalies. This is expected to be followed by RC drilling to test the anomalous zones at depth.

IVORY COAST PROPERTIES

Subject to relevant governmental approval, PARC has acquired an indirect interest in certain exploration permits with respect to the Comoe property, located in the Republique de Cote d'Ivoire ("Ivory Coast"). Ivory Coast is located on the southern coastline of West Africa, covers an area of 322,000 km(2) and has a population of about 12 million people. Formerly a French colony, Ivory Coast achieved independence in 1960 and is currently governed as a democratic republic. The legal and land title systems of the country are based on French law and the official language is French.

COMOE

On January 10, 1995, the Company and the Ministry of Mines and Energy of the Ivory Coast executed a Protocole d'Accord (the "Comoe Agreement") authorizing the Company to prospect in the Nassian-Bondoukou area, also known in the Ivory Coast as the Comoe area. Under the terms of the Comoe Agreement, the Company was granted exclusive reconnaissance rights over a 15,000 km(2) area of the Comoe property until December 1, 1995, together with the right to apply for exploration permits in respect of up to 25% of the Comoe property area (i.e., up to 3,750 km(2)) by that date. The reconnaissance work included an airborne geophysical survey and ground reconnaissance programs in respect of up to 25% of the Comoe property area. Where the existence of a commercially exploitable deposit is demonstrated, an exploration permit may subsequently be converted, under certain conditions, into an exploitation permit covering the deposit area. As of December 1996, the Company had been granted 12 exploration permits for gold, diamonds and other precious metals and minerals (with the exception of hydrocarbons) covering a total of approximately 2,760 km(2). The permits are valid for three years and are renewable for up to four additional years. The minimum expenditure requirements for each permit is approximately $170,000 during the three-year permit.

The Company formally assigned as of November 29, 1995 its rights in the Comoe Agreement (and any permits derived therefrom) to PARC, subject to approval of the Ivory Coast government. Prior to the assignment, all work and expenditures relating to the Comoe property in furtherance of the Comoe Agreement had already been supervised and funded through PARC.

The Property

The center of the Comoe property is located approximately 240 km due north of Abidjan, the principal city in Ivory Coast.

The Comoe property is for the most part underlain by Lower Proterozoic Birimian volcano-sedimentary formations of the West African Shield. The central portion of the property is inferred to be underlain predominately by metasedimentary formations. Basic to intermediate volcanics with overlying probably Tarkwan sediments occur within the northeast corner of the property. Granite intrusives occur as small plutons within the central portion of the permit area. Due to limited outcrop, the property is relatively unexplored. Work by SODEMI, a mining company owned by the Republic of Ivory Coast, has confirmed the location of some old artisan gold workings, indicating the possibility of gold source rocks within the permit area.

Work Program

During 1996, follow-up geochemical evaluation of selected gold targets on the Kregbe, Padanian, Tanda and Koutoukounou permits was initiated. A total of 6,641 soil samples, 364 termite mound samples and 251 rock samples were collected and analyzed and 38 old artisanal mining sites were visited. The most prospective anomalies on the Kregbe permit were tested with rotary air blast ("RAB") drilling to a depth of 25 to 30 m. A total of 2,764 m were drilled in 116 holes on 50 m centers. Follow-up ground magnetic surveys were completed over potentially diamond bearing, pipelike structures identified during the 1995 airborne geophysical survey on the Amoriakro, Aougnanou, Dihezue, Klebo, Ouakabessi, Sirakoro and Tetessi permits. Pitting was conducted over the more prospective areas of the magnetic anomalies to provide large samples of in situ rock for mineral analysis. During 1996, the Company spent $1.1 million exploring the Comoe property.

The work program for 1997 is anticipated to involve continued geochemical and geological sampling of additional targets identified during the 1995 reconnaissance exploration program. Infill sampling is planned for the more prospective gold anomalies identified during 1996 on the Padenian, Tanda and Koutoukounou permits to identify targets to be followed-up and tested at depth by RAB drilling. Infill RAB drilling or core drilling is planned for the later half of 1997 to better define the depth extension of mineralization at the principal anomalies on the Kregbe permit.

ETHIOPIA PROPERTIES

Ethiopia, located in northeastern Africa, is the third most populous country in Africa, with approximately 54 million people, and is one of the poorest countries in the world. Ethiopia is one of the few African countries that has never been colonized, except for a limited period of Italian occupation during World War II. The official language is Amharic, but English is commonly spoken. From the mid-1970s to 1991, Ethiopia was in a period of turmoil during which it was engaged in warfare with Eritrea and Tigrai to the north and Somalia to the east, and experienced intermittent years of catastrophic drought leading to famine. Since 1991, Ethiopia has been ruled by the Transitional Government of Ethiopia established by the Ethiopian People's Revolutionary Democratic Front.

DUL MOUNTAIN

PARC has indirectly acquired, subject to relevant governmental approval, an interest in 90 exclusive exploration licenses to explore for gold (the "Dul Mountain Exploration Licenses") for the Dul Mountain property, located in western Ethiopia.

The Dul Mountain Exploration Licenses were granted to the Company pursuant to an agreement dated April 30, 1995 (the "Dul Mountain Agreement") between the Ministry of Mines and Energy of Ethiopia (the "MMEE") and the Company. The Company formally assigned as of November 29, 1995 its rights in the Dul Mountain Agreement (and the exploration licenses and any further licenses) to PARC, subject to approval of the Ethiopian government. Prior to the assignment, all work and expenditures relating to the Dul Mountain property in furtherance of the Dul Mountain Agreement had already been supervised and funded through PARC.

The 90 exploration licenses cover an area of 1,800 km(2), each license being for a 20 km(2) area. The licenses have a term of three years, renewable twice for a period of one year, subject to the license area being reduced by at least 25% upon the first renewal and being further reduced with the subsequent renewal. During 1995, a Phase I work program was undertaken by PARC at a cost of $2.6 million. During the second year, the exploration expenditures commitment were, after negotiation with the government, reduced from $4.05 million to $450,000. Pursuant to the terms of the Dul Mountain Agreement, a further minimum of $9.75 million on exploration of the Dul Mountain property is to be expended over the course of the ensuing three years. The Company provided a bank guarantee of $450,000 with respect to the second year exploration expenditure commitments. The Company must provide a bank guarantee with respect to the exploration expenditures of each year during the term of the licenses, to be drawn on by MMEE in the event and to the extent that the work program has not been carried or out expenditure commitments have not been met.

After reviewing the results of the exploration conducted on the Dul Mountain property, management of PARC concluded in March of 1997 that a large portion of the property does not meet PARC's expectations. The Company and PARC intend to
(i) relinquish approximately 75% of the area covered by the Dul Mountain Exploration Licenses during 1997 and (ii) negotiate with MMEE the reduction of the third-year expenditures commitment from $4.5 million to $50,000. There can be no assurance that the MMEE will accept to reduce the third-year work program. As a result of the disappointing results of the exploration program, the Company decided to write-down as at December 31, 1996 capitalized expenditures totaling $4.0 million. The Company's share of this charge was $2.3 million after minority interest.

The Property

The Dul Mountain Exploration License is located approximately 500 km west-northwest of Addis Ababa, the capital of Ethiopia, and the western border of the license forms part of Ethiopia's border with Sudan. Access to the property from Addis Ababa, which is serviced by international airlines, is by a combination of asphalt and gravel roads.

History and Previous Work

There are records of small-scale alluvial gold production on the Dul Mountain property for most of this century, with unrecorded production by local miners continuing today. Evidence of previous mining activity on Dul Mountain consists of an old adit and scattered waste/tailing piles. Systematic geological mapping and an airborne geophysical survey in a portion of the property commenced in 1967. Over the ensuing 27 years, four separate exploration programs were carried out on portions of the property, consisting of regional steam sediment and limited soil sampling, further geological mapping and establishment of grids on the three main prospects on the property (Dul, Azale and Ashashire prospects), and, most recently (1993-1994), a program of road building, 850 m of trenching, channel sampling and 697 m of diamond drilling by the Ethiopian Geological Survey.

Geology

The area covered by the Dul Mountain Exploration License lies within the western Ethiopian Shield, which is part of the north-south trending Pan-African-Mozambique Precambrian belt that extends along the east coast of Africa. Previous exploration has identified three gold prospects on the property: Dul Mountain, Azale-Akendeyu and Ashashire. Gold values, generally associated with quartz veining, have been obtained in metavolcanics, cherts and phyllites. Quartz veins varying in width from one centimeter to one meter, follow major shear and foliation directions.

The Dul Mountain property is underlain by north-south trending Precambrian rocks characterized by four lithological groups: metamorphic high grade gneisses, low-grade volcano-sedimentary formations which occur throughout the property, post-syntectonic intrusives of basic and acidic composition; and Cenozoic volcanic rocks consisting of granodiorite, diorite and granite.

The Azale-Akendeyu prospect, located 5 km southwest of the Dul Mountain prospect, covers a north-northeast trending ridge 10 km long, underlain by metamorphosed volcano-sedimentary formations intruded by granitic and ultramafic rocks bounded by older Kurmuk gneisses to the west.

The Ashashire prospect lies immediately northeast of the Dul Mountain prospect and is underlain by rocks that represent a continuation of the metamorphosed volcano-sedimentary formations with ultramafic and granitic intrusions that occur on the Dul Mountain prospect.

Work Program

The main objective of the exploration conducted to date has been to evaluate the entire 1,800 km(2) concession area.

During 1996, continued work in the western part of the property (Dul Mountain, Azale and Ashashire) indicated low potential for defining economically attractive, bulk minable gold deposits and further evaluation ceased. At the Balaute prospect, additional trenching failed to identify gold mineralization below two principal surface anomalies and no further work was undertaken. Following the completion of work at Dul Mountain, Azale, Ashashire and Belaute, PARC's exploration camp was moved to the eastern half of the concession area near the Menghi prospect.

An intensive work program was undertaken at Menghi in an area where extensive artisanal gold mining was being conducted. Following soil sampling and a ground magnetics geophysical survey, trenching was conducted on the principal target at Menghi, a north striking, quartz ridge approximately 600 m long which exhibited strong shearing, alteration and well developed sulfides over from 20 to 40 m with gold mineralization hosted by diorite intrusives in the south and granite in the north. Sixteen trenches were excavated along the strike length of the zone, totaling approximately 555 m, with good results. A 10 hole core drilling program, totaling 1,372 m, was completed to test the potential depth extension of gold mineralization identified in the trenches. Despite the indication of wide zones of economic mineralization in trenches, the core drilling at Menghi failed to replicate economic widths at depth with only narrow quartz veins being intersected. No further work is planned at Menghi.

Some potential still exists in the far eastern part of the Dul Mountain property. This is demonstrated by results from stream sediment geochemistry. The Company is following-up with soil sampling, a program which is still ongoing and will likely not be completed in the current second permit year.
The Company intends to relinquish approximately 75% of the concession area, but maintain the balance in the eastern portion so the evaluation of these targets can be completed in the third permit year. It is proposed that a program of approximately $50,000 will be submitted to the Ethiopian authorities for the third-year permit which commences in May 1997.

ERITREA PROPERTIES

Eritrea, located in northeastern Africa, is the newest nation in Africa, having gained its independence from Ethiopia in 1991 after a 30 year civil war. The State of Eritrea consists of ten provinces covering an area of 125,000 km(2) with a population of approximately 3.5 million. Tigrinya, Arabic and English are spoken in Eritrea. A competitive mining code was adopted by the National Assembly in 1995 and a tender for several exploration areas was completed in late 1995, attracting bids from approximately 30 international mining companies. As one of the poorest nations in Africa, Eritrea is actively encouraging development of the country's mineral resources.

GALLA VALLEY

Pursuant to an agreement dated April 19, 1996, with the Ministry of Energy, Mines and Water Resources of Eritrea ("MEMWRE"), the Company and PARC were granted an exclusive exploration license with an initial term of three years and two renewal terms of one year each. The agreement grants the Company and PARC the right to explore over six license areas of 50 km(2) each, for a total area of 300 km(2) in an area known as Galla Valley. The term of the exploration period began on June 3, 1996.

The Company and PARC committed to spend $1.25 million on exploration of the Galla Valley property in the first year of the license. Subject to first year results and final approval, the minimum initial budgeted expenditures by the Company and PARC pursuant to the agreement are $3.0 million in the second year and $5.0 million in the third year of the license. The Company and PARC have provided a bank guarantee with respect to the exploration expenditure commitment of the first year and must provide a bank guarantee with respect to the exploration expenditures of each other subsequent year during the term of the license, to be drawn on by the MEMWRE in the event and to the extent that the expenditure commitments have not been met.

The Property

The Galla Valley License covers an area 30 km long and 10 km wide, and is located due south of the capital city of Asmara. Infrastructure is good, with a major road on the west side of the License and several roads traversing the License area.

Geology

The greenstones of Eritrea lie within the northern extent of the north-south trending Pan African - Mozambique Precambrian belt that extends along the east coast of Africa. The Galla Valley License is underlain by Proterozoic greenstones and encompasses part of a major hydrothermal system localized by a major, north trending structural break, tens of kilometers long running under the capital city of Asmara. In the early 1900s, vigorous gold mining activity was conducted on the Galla Valley License. At least six small gold recovery plants using stamp mills and cyanide recovery were operated, exploiting both open pit and underground ore bodies. Most notably were the Adi Rassi copper/gold occurrence, mined several times since the sixteenth century, and the Torat gold mine, exploited by the Italians in the early 1900s up to World War II.

Work Program

The Company's Phase I work program for 1996 had two objectives, including the initiation of exploration at the more significant former known gold mines on the License area, Adi Rassi, Torat and Adi Casci, and the initiation of a systematic reconnaissance exploration program over the whole of the Galla Valley License area. During 1996, the Company spent $0.9 million on exploration with respect to the Galla Valley License.

Geochemical surveys were completed over the known gold occurrences, with approximately 1,600 soil samples collected at the Adi Rassi and Adi Casci targets. At Adi Rassi, an initial exploratory core drilling program consisting of four holes totaling approximately 1,134 m was completed to confirm mineralization identified by three previous core drilling campaigns conducted by the Italians in the 1930s, the Ethiopians in the 1960s and the Japanese in the 1970s. The Company's drilling confirmed the existence of wide zones of disseminated copper/gold mineralization related to sulfides, primarily chalcopyrite and to a lesser extent pyrite. In addition to the confirmation of the sulfide related mineralization, drilling also exhibited the presence of sheared and folded quartz veining and stockworks. Though copper/gold mineralization was encountered, sufficient data does not yet exist to confirm or deny resource estimates previous calculated on the basis of the Ethiopian drilling program of 9.8 million tonnes grading approximately 1.3% copper and
0.8 g Au/t. The evaluation of all current and prior information on Adi Rassi will be evaluated to determine if any additional follow-up work at the target is justified.

Limited core drilling was also conducted at the Torat and Adi Casci targets in late 1996. At Torat, two drill holes failed to intersect economically attractive gold mineralization at depth below the existing workings. At Adi Casci, 1,743 m of trenching was completed over a broad anomalous zone identified by soil geochemistry. An initial core drill hole under the Adi Casci trenches intercepted economically attractive gold mineralization in surficially altered material. Additional follow-up core drilling is planned during 1997 to test the depth potential of mineralization identified by trenching.

As part of the property-wide reconnaissance exploration program, 1,377 soil samples were collected during 1996 along established grid lines. During 1997, the interpretation and integration of all results received during the first year of exploration will be used to determine the second year work program for Galla Valley. Currently, additional drilling is planned at Adi Casci as well as Adi Caieh, an existing target due south of Adi Acasci where encouraging trenching results have warranted follow-up work. Reconnaissance exploration over the whole of the Galla Valley area will be completed and new areas of anomalous gold will be followed-up with closely spaced soil sampling and trenching.

KENYA PROPERTY

Kenya, located in eastern Africa on the equator, is a former British colony which gained independence in 1963. The country has a population of approximately 28 million and covers an area of approximately 583,000 km(2). The official language is English. The government of Kenya is a democratic republic and the current head of state, President Daniel arap Moi, has been in power since 1978 with the last multi-party elections held in 1992. Kenya had a vigorous gold mining industry during the early 1900s up to World War II.
During the period of political turmoil in the 1950s and early 1960s leading up to independence, the Kenyan gold mining industry declined significantly. The current economy is dominated by tourism, coffee and other agricultural exports.

NDORI

Pursuant to an agreement dated December 12, 1996, with San Martin Mining Research and Investment Company ("San Martin") and San Martin 96 S.A., PARC was granted the immediate and exclusive right to conduct prospecting, exploration, development or related activities on properties covering an area of approximately 1,300 km(2) known as Ndori in the Kisumu region of Kenya. The Ndori License, which permits prospecting and exploration for gold and other precious metals, became effective on March 29, 1988, and expires on December 31, 1997. PARC was also granted an exclusive option to apply for and acquire a 75% or greater interest in a mining lease or leases pursuant to the license and any successor rights. In order to maintain the working right and option, PARC made a payment of $0.6 million concurrent with the execution of the agreement, and agreed to expenditures of at least $0.6 million during each of the first and second twelve month periods of the agreement. Any first year expenditures by PARC in excess of $0.6 million shall be credited against PARC's expenditure commitments during the second year. PARC committed to make minimum expenditures during the third, fourth and fifth years of the agreement sufficient to maintain the Ndori License in good standing.

The Property

The Ndori property covers 1,300 km(2) in western Kenya on the shores of Lake Victoria, due northwest of the city of Kisumu. Access to the property is good with a major road through the center of the property and several other traversing roads.

Geology

The geology of the Ndori property is an extension of the Tanzanian gold fields to the south and beneath Lake Victoria, with the property lying within a well differentiated suite of Archean volcanics. Available geologic data from previous exploration programs by the United Nations Development

Program ("UNDP") and previous owners suggest the potential for quartz reef hosted, shear zone hosted and intrusive related gold mineralization. Approximately 40 old mines at one time or another have been exploited on the property, 20 of which included milling facilities. Available records from exploration carried out in the 1980s by third parties indicate an existing calculated mineralized inventory of 100,000 tonnes grading 11.4 g Au/t at the Ngiga mine, 100,000 tonnes grading 13.7 g Au/t at the Coronation mine and 75,000 tonnes grading 9.5 g Au/t at the Kidson mine, totaling approximately 104,000 oz.

Work Program

Previous exploration programs of the UNDP and others have primarily focused on the potential for high grade but low tonnage quartz vein and reef hosted gold mineralization. The principal objective of PARC's first year's work program in 1997 is the first investigation of the potential of the property to host bulk minable deposits capable of supporting large scale, modern mining operations. During 1997, a comprehensive survey of all the existing old gold workings on the Ndori property is expected to be completed as well as a reconnaissance program over the whole of the property involving geologic mapping, termite mound sampling and auger drilling.

Results from the ongoing inventory program are being interpreted and integrated into a geological information system data base, and remote sensing and airborne geophysical survey data will be used to identify favorable structural and lithologic settings for gold mineralization. To date, 205 rock samples have been collected at old mine sites and a total of 586 termite mound samples have been collected. Following completion of this work, follow-up work involving augering and trenching is planned over identified anomalous areas.

LATIN AMERICA PROPERTIES OUTSIDE OF GUIANA SHIELD

SOUTHERN STAR RESOURCES LTD.

In March 1995, the Company formed Southern Star Resources Ltd. ("Southern Star"), a Barbados corporation and its 100% owned subsidiary, to hold, explore, develop and exploit all of its mineral interests in Latin America outside of the Guiana Shield. Southern Star has been actively investigating opportunities throughout Latin America. To date, Southern Star's acquisitions have been focused in two countries: Brazil and Bolivia. Capitalized exploration costs for Southern Star as of December 31, 1996 totaled $7.1 million, with a total of $6.3 million spent during 1996 on continued exploration and property acquisition. Budgeted 1997 exploration and preliminary reconnaissance expenditures for Southern Star total $9.0 million.

BRAZIL PROPERTIES

Brazil is the fifth largest country in the world with an area of 8,510,700 km(2), which is equivalent to almost half of the entire South American continent. The majority of the country is located in a tropical zone and the Amazon river system drains over half of Brazil's area. Brazil comprises 27 states and the Federal District of Brasilia, the capital city. With a population of over 152 million people, its two main cities are Sao Paulo and Rio de Janeiro. Brazil declared its independence in 1822 and has been a republic since 1889. From 1964 to 1985, although under a military regime, Brazil experienced considerable economic growth and development. In 1985, the country returned to democracy and a new Constitution was implemented in 1988. Even though Brazil has a free enterprise system, there is still considerable state and semi-state participation in various strategic sectors, such as transportation and utilities. Special legislation was enacted to privatize many companies, but the process is moving at a slow pace. The government has been successful in the last year in reducing the rate of inflation. Brazil hosts the world's largest iron ore deposits and is the world's largest producer. Major export products include soybeans, orange juice, cocoa, coffee and manufactured goods. Southern Star's property interests are located in the central and eastern
Amazon region, with administrative offices in Brasilia, the capital of Brazil, in the State of Goias.

ANDORINHAS

On December 5, 1995, Companhia Vale do Rio Doce ("CVRD") announced that Southern Star was selected by CVRD as the successful bidder to earn a right to associate with CVRD for the possible future development and exploitation of the Andorinhas gold property in Brazil. CVRD is one of the world's largest resource and transportation logistics companies. In mining, CVRD ranks as the world's largest producer of iron ore and ranks as a major producer of bauxite, manganese, precious metals and other mineral products. CVRD is the largest individual producer of gold in Latin America and has extensive land holdings in Brazil. CVRD is currently approximately 51% owned by the Brazilian government and is currently in the process of a privatization effort. The Andorinhas tender represents CVRD's first effort to secure outside partners to assist in the development of CVRD's gold resource potential in Brazil.

An agreement with CVRD was executed in May 1996 by Southern Star and Estrela Sul Do Brasil Empreendimentos Ltda., Southern Star's wholly owned Brazilian subsidiary ("Estrela Sul"). Under the agreement, Southern Star's exclusive right to earn a 50% participating interest in an association with CVRD created to exploit any gold discovered on the property is conditional upon Southern Star matching CVRD's previous exploration expenditures of R5.2 million (approximately $5.5 million, subject to monthly adjustments to account for Brazilian inflation), completion of a positive feasibility study, and CVRD obtaining any necessary legal or governmental approvals to form an association for development and exploitation of a mine. Southern Star must spend a minimum of R3.7 million (approximately $3.9 million on the property, subject to monthly adjustments to account for Brazilian inflation). Upon making exploration expenditures of R5.2 million, CVRD will share equally in all remaining exploration and development costs. Southern Star has the right to terminate the agreement and let its right to form an association lapse without any further obligations at any time as long as it has fulfilled the minimum exploration commitment of R3.7 million. Otherwise, Southern Star must pay CVRD the difference between the minimum commitment and the actual amount of expenditures it has made to the date of the termination.

As part of an agreement with CVRD, and in lieu of cash property payments to CVRD, Southern Star must also reach agreements with the surface owners and occupants of portions of the land covered by the three exploration licenses comprising Andorinhas in connection with its exercise of the exploration activities. Agreements have been reached with several key land owners to acquire improvements and surface rights over the two principal target areas on the property, Mamao and Babacu. These agreements contemplate aggregate cash payments by Southern Star of approximately $7.1 million payable over four years. More than a dozen additional people own areas less critical and peripheral to the main target areas. There can be no assurance that satisfactory agreements will be concluded with these remaining land owners.

The Property

The Andorinhas project covers approximately 25,000 ha. and is located in the state of Para in the eastern Amazon near the town of Rio Maria and is approximately 150 km south of the Carajas district. The property is located in the central Para State of northeastern Brazil about 670 km south-southwest of the city of Belem. It is accessible by paved road to Rio Maria and then dirt road for 35 km. Scheduled planes service the city of Redencao about 100 km south of Rio Maria.

Andorinhas is an advanced stage exploration project. Gold mineralization was discovered at Andorinhas in the late 1970s by Rio Doce Geologia e Mineracao S.A., CVRD's exploration subsidiary. The geologic setting and mineralization of discoveries in the area share the same characteristics of many of the notable underground mines in the Abitibi mineral province in Canada, with high grade gold-quartz vein mineralization occurring in multiple zones. Surface work and approximately 15,000 m of drilling by CVRD in late 1970s identified three primary zones of interest, Mamao and Babacu along a 14 km shear zone trending northeast-southwest through the southern leg of the property and Lagoa Seca on a parallel 8 km shear zone to the north. The drilling results averaged 2.7 m at 17.1 g Au/t from 11 holes at the Mamao prospect, 19.8 m at 4.7 g Au/t from 9 holes at the Lagoa Seca prospect and 2 m at 8.1 g Au/t from 6 holes at Babacu.

In the early 1980s, the Andorinhas area experienced a significant influx of garimpeiros (illegal miners) who caused most legitimate exploration activity to cease in the area during that period and who mined multiple surface zones of enriched mineralization along the shear zones. Garimpeiro mining diminished significantly in the mid 1980s as gold prices fell and pits from the surface mining of gold bearing material began to encounter the water table. Several such pits exist at the two primary target areas on the southern 14 km regional shear, Mamao and Babacu. At the Mamao area five distinct pits remain:
Melechete, Matinha, Cantina, Maria Bonita and Mandioca. One garimpeiro established an underground mine on the Melechete ore shoot from the bottom of the Melechete pit. Access roads were improved, a power line was brought to the property and a small mill and carbon treatment plant were constructed.

Work Program

During 1996, regional exploration included 65 km of line cutting, 50 km(2) of surface mapping, and approximately 5,700 line km of airborne geophysical surveys over the property. A total of 356 deep auger holes, totaling approximately 2,850 m, were drilled on the Mamao and Babacu zones. Southern Star's underground sampling of the Melechete ore shoot at the Mamao area during 1996 consisted of a carefully cut series of 675 samples in 78 channels systematically distributed throughout the 27 levels of the existing underground workings. The sampling evaluated an ore body whose minimum dimensions, as defined by the mined out workings, extend from surface down plunge for 270 m, with a width of up to 150 m, and a thickness of 2.5 to 7 m. Encouraging results have been received from the sampling with an uncut weighted average grade of all samples of 20 g Au/t. The cut weighted average grade (cut at the 98th percentile of 125 g Au/t) is 13.7 g Au/t. A core drilling program was initiated to test for the possible extension of gold mineralization to the west of the Melechete zone toward the Matinha zone as well as for potentially new mineralization at the Cantina and Maria Bonita zones.

During 1996, 18 core holes were completed totaling approximately 2,370 m. At the Matinha zone, located west of the known Melechete orebody, mineralization was intersected in 8 of 10 holes drilled on approximately 50 m centers to the northwest of the existing Melechete pit. The most significant five holes drilled in the Matinha zone, exhibited an uncut, weighted average grade of approximately

9.7 g Au/t over an average intercept length of 2.1 m. This drilling in the Melechete/Matinha area suggests that the Melechete and Matinha zones are part of one continuously mineralized zone with a strike length of at least 300 m and variable thickness. The first phase of drilling resulted in a better than doubling of the strike length of mineralization in the Melechete/Matinha area, which remains open down plunge. Core holes drilled in the Cantina and Maria Bonita zones intercepted mineralized shear zones with average grades of 0.5 to
2.0 g Au/t, though it is not yet certain how this shear-related mineralization can be correlated with that discovered in the Melechete/Matinha area to the west. Total exploration and acquisition expenditures in 1996 on the Andorinhas property were $3.4 million.

The work program for Andorinhas during 1997 involves a minimum of 12,000 m of core drilling. The principal objective for the second phase of core drilling in the Mamao area will be to complete an initial evaluation of the Melechete/Matinha mineralized zone on 50 to 100 m centers over a strike length of 400 m and down plunge 700 m. This part of the program will require a minimum of 20 holes, totaling approximately 8,000 m. A second core drill is scheduled to begin the first phase of core drilling at the "Babacu" area, anticipated to involve approximately 4,800 m of core drilling. A systematic deep augering program, a geologic mapping effort and sampling of other old surface workings will continue on targets to the north of the Mamao area as well as testing for extensions of the Mamao-Babacu regional shear. A ground geophysical survey is anticipated to better evaluate anomalies identified by the 1996 airborne geophysical survey, particularly to the south of the Mamao area. Budgeted 1997 exploration expenditures total $5.3 million for the Andorinhas property.

ABACAXIS PROPERTY

Pursuant to an option agreement dated as of June 19, 1996, among Estrela Sul, Matapi Exploracao, Mineral Ltda. ("Matapi") and Ourobras Pesquisas e Mineracao da Amazonia Ltda. ("Ourobras"), Estrela Sul acquired a working right and five-year option to acquire 100% of the right, title and interest of Matapi and Ourobras to three "alvaras", or exploration licenses, issued in favor of Matapi, collectively known as the Abacaxis property. Ourobras has a preexisting joint venture agreement with Matapi with respect to the Abacaxis property.

Estrela Sul has paid Matapi and Ourobras approximately $0.2 million to date in connection with the option. Additionally, to keep its option and working right in force, Estrela Sul must: (i) pay Matapi approximately $150,000 on December 1, 1997 and $0.3 million on December 1, 1998 and (ii) incur expenditures on the property of at least $0.2 million by June 19, 1997, an aggregate of $0.5 million by June 19, 1998, an aggregate of $1.1 million by June 19, 1999 and an aggregate of $2.0 million by June 19, 2000. Estrela Sul may exercise its option at any time after completing the payment and expenditure obligations set forth above up to the fifth anniversary of the option agreement. Following exercise of the option, Matapi and Ourobras will be jointly entitled to a royalty of 2% of all net smelter returns from any mine developed on the property, provided that Estrela Sul has the perpetual right to purchase 50% of such interest for $0.8 million which, if exercised, would leave Matapi and Ourobras with a net smelter royalty of 1%. Estrela Sul must make two advance payments of the royalty, in the amount of $0.5 million each (or $250,000 after purchase of 50% of the royalty) within 10 days after June 19, 2000 and June 19, 2001, respectively.

The Property

The Abacaxis property covers approximately 30,000 ha. and is located approximately 270 km southeast of the city of Manaus, in the District of Maues, State of Amazonas, Brazil. It is accessible by boat, small fixed-wing aircraft or helicopter. Abacaxis is in the Tapajos area, which is one of the most actively worked areas mined by garimpeiros in Brazil. At Abacaxis, narrow quartz-sulfide-gold veins cut Proterozoic metasedimentary rocks. The veins are exceptionally high grade, at more than 30 g Au/t. Adjacent wall rocks also locally contain anomalous values of gold with as much as 2 to 4 g Au/t. The area is at the margin of a failed Proterozoic rift that may have been remobilized during younger tectonic events.

Work Program

Work began at Abacaxis in December 1995 with camp construction access and grid line cutting. During 1996, gold exploration at Abacaxis took place at both regional grid-controlled scales. Fixed-wing airborne geophysical surveys were completed, totaling 4,024 line km of magnetic and radiometric surveys on a 200 m line spacing over the whole of the 30,000 ha. property. A total of 207 line km of follow-up stream sediment traverses was completed involving 305 rock and 555 stream sediment samples. A preliminary 4 by 4 km grid totaling 52 line km at a 400 m line spacing was established in the central part of the property. A more detailed grid totaling 25.7 line km at a 100 m line-spacing with an additional 5.2 km of base line extension was then established over an area which includes four principal +200 ppb anomalies: Airstrip, Main Pit, Tatu and RG-25. Approximately 770 soil samples, 375 rock samples and 136 stream sediments samples were collected from the combined grid areas and analyzed for gold.

During the second half of 1996, 595 deep auger holes, totaling approximately 4,525 m were systematically drilled every 40 m along the 100 m grid, yielding a weighted average grade of approximately 1.0 g Au/t across the four anomalies. The zones range from 300 m to 800 m in strike length, and up to 400 m in width. Two of the anomalous areas (Main Pit and Airstrip) contain bedrock occurrences of gold bearing quartz veins. Late in 1996, infill deep auger drilling was initiated to test the continuity of gold in saprolite in the Tatu zone. Total 1996 exploration and acquisition expenditures for Abacaxis were $1.2 million.

The 1997 exploration program at Abacaxis anticipates the refinement of the central grid utilizing additional deep augering, ground geophysics and core drilling. A core drilling program will be developed to test each zone, Airstrip, Main Pit, Tatu and RG-25, with three holes. Additional reconnaissance work is scheduled on an area of interest identified in 1996 to the east of the central grid. Reconnaissance work is anticipated to involve establishing a grid through linecutting followed by geologic mapping and preliminary deep augering. Total 1997 budgeted exploration expenditures for Abacaxis are $0.8 million.

BOLIVIA PROPERTIES

Bolivia is located in the western part of South America and has an area of 1.1 million km(2). The western part of the country, the high Altiplano, averages over 3,800 m in elevation, while the eastern portion of the country is a tropical lowland. Bolivia has been an independent nation since 1825. Although there has been a history of military regimes through the 1970s, all governments since 1982 have been democratically elected. The country has nine Departments with a total population of approximately 10 million. The capital and principal city, located in western Bolivia, is La Paz. Southern Star has established an administrative office in the city of Santa Cruz in central Bolivia. In addition to the San Simon and Sunsas South properties described below, Southern Star has acquired or is in the process of acquiring rights on at least 15 other early stage gold and diamond exploration properties in Bolivia.

SAN SIMON

Pursuant to a joint venture agreement dated as of February 23, 1996 among Jean Marc Marie Teisseire Bellini and Nelson Herrera Ribera, two Bolivian nationals (collectively, "Teisseire and Herrera") and Southern Star Bolivia S.R.L., the wholly owned subsidiary of Southern Star, Southern Star Bolivia acquired the right to undertake exploration, development and exploitation activities on the five concessions in the San Simon region of northeastern Bolivia, covering an aggregate of approximately 14,600 ha. Southern Star Bolivia, in its discretion, may exclude all or portions of the five concessions from the joint venture at any time, subject to certain limitations, and may terminate the joint venture at any time without further obligation. In October 1996, Southern Star Bolivia opted to exclude three of the five concessions (covering approximately 6,000 ha) from the joint venture and relinquished any further rights with respect thereto. The two concessions remaining in the joint venture are known as Marco Maria (approximately 5,200 ha.) and Ibere (approximately 3,300 ha.).

As of December 31, 1996, Southern Star Bolivia has made cash payments to Teisseire and Herrera of approximately $0.1 million in connection with the joint venture. Additionally, Southern Star Bolivia must pay: $7 per hectare for each hectare remaining subject to the joint venture as of October 31, 1997; and $10 per hectare for each hectare remaining subject to the joint venture as of October 31, 1998.

Commencing on October 31, 1999, and each six months thereafter, Southern Star Bolivia must pay Teisseire and Herrera (jointly) advance royalty payments of $15,000 until the commencement of commercial production on a mine, which amounts shall be offset by deducting 50% of all future royalty payments earned until the amounts advanced are repaid in full. Teisseire and Herrera are jointly entitled to a royalty equal to 3% of the net smelter returns from any mine developed on the two remaining properties. Southern Star Bolivia has the right, during the first two years after commencement of commercial production, to purchase 41.66% of the original royalty from Teisseire and Herrera for $1.0 million and an additional 41.66% (for an aggregate of 83.3%) of the original royalty for an additional $1.5 million which, if exercised, would leave Teisseire and Herrera with a net smelter royalty of 0.5%.

In early 1996, claims of "denouncement" of title were filed against virtually all the mineral concessions then existing in the San Simon region, including the Marco Maria and Ibere properties, alleging a technical default relating to the "form" used by the various concession holders to file their annual patent payments. After consulting with local Bolivian counsel, management does not believe this poses a major risk to title to the concessions. However, no assurance can be given with respect to the outcome of those claims at this time. The acquisition of mineral title under the Bolivia mining code is extremely technical and, in many cases, technical defaults cannot be cured and can result in the loss of title. Jorge Forgues Valverde, a Bolivian national ("Forgues"), has filed a claim for the rights to the Marco Maria concession, alleging that the rights of Teisseire and Herrera have expired or are otherwise invalid. Southern Star Bolivia has an understanding with Forgues pursuant to which Southern Star Bolivia would enter a joint venture agreement with Forgues and a third party, on substantially the same terms as its current agreement with Teisseire and Herrera in the event Forgues' claim to Marco Maria should be legally recognized. In addition, Southern Star Bolivia has a preliminary agreement with Forgues and a third party with regard to a joint venture on two prospective gold exploration properties in the San Simon region known as Joe (550 ha.) and Laurencio (775 ha.) over which Forgues has pending title claims. There can be no assurance as to the outcome of Forgues' pending title claims to the Marco Maria, Joe or Laurencio concessions, nor with respect to the consummation by Southern Star Bolivia of a formal agreement or agreements with Forgues with respect to those properties.

The Property

The San Simon area is located in northeastern Bolivia, in the Department of Beni, in the Itenez province, near the Brazilian border. The existing and pending concessions mentioned above, totaling approximately 9,825 ha., are located in the Serrania San Simon, which is comprised of a series of ridges and flat-topped mesas rising up to 400 m above the jungle. From Santa Cruz, the area is accessed by paved and dirt roads (approximately 250 km and 520 km respectively), or by plane. The gold deposits in the Serrania San Simon were first worked by the Jesuits during the colonization period (1688-1767). Mining activity was renewed in the late nineteenth century and peaked during the first rubber boom (1905-1918). Currently, local minors are working on a small scale on two concessions belonging to other companies.

Weakly metamorphosed folded and faulted Proterozoic sediments underlie much of the area. Gold-bearing quartz veins, commonly with arsenopyrite, occur in the El Colorado Quartzite and Bonanza Metasubgraywacke. Rock samples from concessions adjacent to Southern Star's have yielded up to 12 g Au/t. Placer gold occurs downstream from some of Southern Star concessions.

Work Program

During 1996, reconnaissance work was conducted throughout the property and involved the collection of approximately 488 rock samples, 2,910 soil samples, 115 stream sediment samples, and 10 BLEG samples. This work resulted in the identification of the anomalous Marco Maria zone. Follow-up work included 32 deep auger holes and a ground geophysical survey totaling approximately 23 line km. During 1996, the Company spent $0.7 million on exploration at the San Simon area.

Work during 1997 has been scheduled to focus on better definition of the Marco Maria anomaly through additional deep augering and trenching in order to plan an initial core drilling campaign.

SUNSAS SOUTH

Southern Star Bolivia has entered into a preliminary agreement with Goran Matcovic Vranjican ("Matcovic"), pursuant to which Matcovic has granted Southern Star Bolivia the option to earn an 85% interest in two exploration concessions, known as Marioly (of approximately 19,500 ha.) and Mira Maria Magdalena (of approximately 11,200 ha.) in the southern Sunsas region of Bolivia, subject to completing a due diligence investigation and consummation of a formal option agreement meeting all the requirements of Bolivian law. Southern Star Bolivia has additionally obtained a 100% interest in an exploration concession in the southern Sunsas region known as Santo Corazon (of approximately 14,700 ha.).

Southern Star Bolivia has made cash payments to Matcovic of $50,000 to date in connection with the option on the Marioly and Mira Maria Magdalena concessions. Another cash payment of $70,000 is due on August 15, 1997. Additionally, to earn its 85% interest, Southern Star Bolivia must (i) incur minimum expenditures of $350,000 and complete a minimum of 2,000 m of diamond drilling on the concessions within 24 months after execution of a formal option agreement and (ii) complete at some point (no fixed time limit) a "pre-feasibility study" on the concessions sufficient, in Southern Star

Bolivia's judgment, to justify commissioning a formal feasibility study thereon. Southern Star Bolivia may terminate the preliminary option agreement at any time without further obligation.

The Property

The Sunsas area is located in southeastern Bolivia, in the Department of Santa Cruz, in the Angel Sandoval Province, approximately 400 km from Santa Cruz.
The area of the concession consists of the Goran Matkovic options and the Santo Corazon concession. From Santa Cruz, the area is accessed by dirt road.

Work Program

During 1996, the regional exploration effort comprised 66 rock, 639 soil, 256 pan concentrate and 14 BLEG samples. Gold was panned in the majority of the Matkovic block drainages, with up to 3 relatively coarse gold colors (up to 1 mm). Santo Corazon does not appear to contain coarse gold; however, the area to the west does and is presently being solicited. Soil sampling has proven unsuccessful due to the veneer of piedmont coverage and the BLEG sampling has proven inconclusive.

Work during 1997 will focus on the remainder of the Matkovic claim block (presently 60% explored) with first pass sampling. Follow-up detailed sampling will be conducted on favorable zones. Ground magnetics will be carried out across selected areas of interest as well.

ITEM 3.  LEGAL PROCEEDINGS

There are currently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties or those of any of its subsidiaries is subject. The Company and its subsidiaries are, however, engaged in routine litigation incidental to their business. No material legal proceedings involving the Company are pending, or, to the knowledge of the Company, contemplated, by any governmental authority. The Company is not aware of any material events of non-compliance with environmental laws and regulations. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. For a description of the type of legal and regulatory environment in which the Company does business. (See "Item 1. Description of Business - Risk Factors" and "Item 2. Description of Property - General".)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      Executive Officers of the Registrant
                             (as of March 14, 1997)

The executive officers of the Company, their ages and their business experience and principal occupations during the past five years are:

                 -------------------------------------------------------------------------------------------------------------
                          Name            Age                       Office and Experience                        Officer Since
                 -------------------------------------------------------------------------------------------------------------
                 Jeffrey T. Abbott        55    President of  Southern Star Resources  Ltd. since March  1995;        1995
                                                prior  thereto Manager  of  the  Latin America  division  from
                                                October  1994;  prior  thereto  Vice  President  of  Homestake
                                                International & Minera Homestake Chile.
                 -------------------------------------------------------------------------------------------------------------
                 Gordon J. Bell           39    Vice  President and  Chief Financial  Officer  of the  Company        1995
                                                since  November,  1995;  prior  thereto,  Vice  President  and
                                                Director, RBC  Dominion Securities  Inc.  from October,  1994;
                                                Vice  President, RBC  Dominion Securities  Inc. from December,
                                                1991 to October, 1994.
                 -------------------------------------------------------------------------------------------------------------
                 Carlos H. Bertoni        45    Vice President,  Exploration (Eastern Division) since 1993 and        1993
                                                prior  thereto,  Exploration  Manager.    Mr.  Bertoni  joined
                                                Golden Star in 1988 as a Senior Geologist.
                 -------------------------------------------------------------------------------------------------------------
                 David A. Fennell         44    Chief  Executive  Officer  of  the  Company  since  May  1996;        1992
                                                President of the Company since May, 1992.
                 -------------------------------------------------------------------------------------------------------------
                 Adrian W. Fleming        48    Executive  Vice President,  Exploration of  the Company  since        1994
                                                May 1996.  President  of PARC since 1995 and of  PARC Barbados since 1994; Director,  Barnu Pty Limited (industrial  minerals mining company) from 1990 to 1993.
                 -------------------------------------------------------------------------------------------------------------
                 Louis O. Peloquin        39    Vice President, General  Counsel and Secretary of  the Company        1993
                                                since  June,  1993; Attorney,  McCarthy,  Tetrault (law  firm)
                                                from 1991 to June, 1993.
                 -------------------------------------------------------------------------------------------------------------
                 Hilbert N. Shields       41    Vice President,  Exploration (Western Division) since 1993 and        1993
                                                prior  thereto,  Exploration  Manager.    Mr. Shields   joined
                                                Golden Star in 1988 as a Senior Geologist.
                 -------------------------------------------------------------------------------------------------------------
                 Richard A. Winters       34    Vice  President,  Corporate  Development  since  August  1995;        1995
                                                prior thereto  Senior Analyst, Robertson  Stephens & Co.  from
                                                August 1994;  prior  thereto  Senior  Engineer,  Phelps  Dodge
                                                Mining Co.  from January  1993 to August  1994; prior  thereto
                                                Instructor Mineral  Economics, Colorado  School of Mines  from
                                                June 1991.
                 -------------------------------------------------------------------------------------------------------------

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's common shares are listed on the Toronto Stock Exchange ("TSE") under the trading symbol GSC and the American Stock Exchange ("AMEX") under the trading symbol GSR. As of March 14, 1997, 26,622,636 common shares were outstanding and the Company had 645 shareholders of record. On March 14, 1997, the closing sale price per share for the Company's common shares, as reported by the TSE was Cdn$18.85 and as reported by the AMEX was $13.88. The following table sets forth, for the periods indicated, the high and low market closing prices per share of the Company's common shares as reported by the TSE and the AMEX.

                                             Toronto Stock Exchange              American Stock Exchange
                                           --------------------------              -----------------------
                                            Cdn$               Cdn$                 $                  $
                                            High                Low               High                Low
                                            ----                ---               ----                ---
 1996:
         First Quarter                     22.00               7.25               16.25                5.19
         Second Quarter                    26.00              17.25               19.13               12.88
         Third Quarter                     27.10              16.75               19.75               11.75
         Fourth Quarter                    28.25              18.00               21.00               12.75


 1995:
         First Quarter                     11.75               9.25               8.50                 6.58
         Second Quarter                    12.00               9.25               8.75                 6.63
         Third Quarter                      9.88               6.75               7.00                 4.88
         Fourth Quarter                     8.00               6.25               6.00                 4.50

The Company has not declared or paid cash dividends on its common shares since its inception. The Company's dividend policy is reviewed from time to time by its Board of Directors. Future dividend decisions will consider then current business results, cash requirements and the financial condition of the Company.

CERTAIN CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

The following summarizes the principal Canadian federal income tax considerations applicable to the holding and disposition of a common share of the Company (a "Common Share") by a holder (the "Holder") of one or more Common Shares who is resident in the United States of America and holds the Common Shares as capital property. This summary is based on the current provisions of the Income Tax Act (Canada) (the "Tax Act"), the regulations thereunder and all amendments to the Tax Act publicly proposed by the government of Canada to the date hereof. It is assumed that each such amendment will be enacted as proposed and there is no other relevant change in any governing law, although no assurance can be given in these respects.

Every Holder is liable to pay a withholding tax on every dividend that is or is deemed to be paid or credited to him on his Common Shares. Under the Canada-United States Income Tax Convention (1980) (the "Treaty"), the rate of withholding tax is 6% for 1996 and 5% thereafter of the gross amount of the dividend where the Holder is a company that owns at least 10% of the voting stock of the Company and beneficially owns the dividend, and 15% in any other case.

Under the Tax Act, a Holder will not be subject to Canadian tax on any capital gain realized on an actual or deemed disposition of a Common Share, including a deemed disposition at death, provided that he did not hold the Common Share as capital property used in carrying on a business in Canada, and that neither he nor persons with whom he did not deal at arm's length alone or together owned 25% or more of the issued shares of any class of the Company at any time in the five years immediately preceding the disposition.

A Holder who is liable under the Tax Act for Canadian tax in respect of a capital gain realized on an actual or deemed disposition of a Common Share will be relieved under the Treaty from such liability unless

         (a) the Common Share formed part of the business property of a permanent establishment or fixed base in Canada that the Holder has or had within the twelve-month period preceding the disposition, or

         (b)     the Holder

                 (i) was resident in Canada for 120 months during any period of 20 consecutive years preceding the disposition, and

                 (ii) was resident in Canada at any time during the ten years immediately preceding the disposition, and

                 (iii) owned the Common Share when he ceased to be a resident of Canada.

This summary is of a general nature and is not intended, nor should it be construed, to be legal or tax advice to any particular Shareholder. SHAREHOLDERS SHOULD CONSULT THEIR OWN TAX ADVISERS AS TO THE INCOME AND OTHER TAX CONSEQUENCES ARISING IN THEIR PARTICULAR CIRCUMSTANCES.

CERTAIN UNITED STATES INCOME TAX CONSIDERATIONS

PASSIVE FOREIGN INVESTMENT COMPANY RULES

Under the United States Internal Revenue Code of 1986, as amended (the "Code"), the Company may be classified as a passive foreign investment company (a "PFIC"). U.S. shareholders of a PFIC are subject to certain adverse tax consequences. These consequences can be mitigated, under certain circumstances, if the U.S. shareholder makes a timely election to treat the Company as a "qualified electing fund" (a "QEF"). ALL U.S. SHAREHOLDERS ARE THEREFORE URGED TO CONSULT THEIR OWN TAX ADVISORS ABOUT THE ADVISABILITY OF MAKING A QEF ELECTION WITH RESPECT TO THE COMPANY. ALL U.S. SHAREHOLDERS ARE ALSO URGED TO CONSULT THEIR OWN TAX ADVISERS ABOUT THE POSSIBILITY OF CREDITING CANADIAN TAXES PAID AGAINST U.S. TAX PAYABLE.

DEFINITION OF A PFIC

A PFIC is a corporation not formed in the United States (a "Non-U.S. Corporation") and either (i) 75% or more of its gross income is passive income or (ii) 50% or more of the average value (or, if the corporation elects, the adjusted basis) of its assets produce, or are held for the production of, passive income. Passive income for these purposes includes interest, dividends, and certain rents and royalties. For purposes of the foregoing tests, if a Non-U.S. Corporation owns at least 25% by value of the stock of another corporation, it is treated as if it instead owned its proportionate share of the other corporation's assets and received directly its proportionate share of the other corporation's income.

The Company has been advised by Coopers & Lybrand L.L.P. that it should not be treated as a PFIC with respect to shares purchased by U.S. shareholders during 1993, 1994, 1995 and 1996, although it could potentially be a PFIC with respect to shares acquired by U.S. shareholders prior to 1993. The Company also intends to engage Coopers & Lybrand L.L.P. in the future to analyze whether it is a PFIC in 1997 and subsequent years and will continue to notify shareholders of the results of such future analyses.

CONSEQUENCE OF PFIC CLASSIFICATION IF NO QEF ELECTION MADE

If the Company is classified as a PFIC, U.S. shareholders who do not make timely QEF Elections (as discussed below) will be subject to a number of special adverse tax rules. For example, gain recognized on disposition of PFIC stock or the receipt of an "excess distribution" from a PFIC is (i) treated as if it were ordinary income earned ratably on each day at the highest marginal rate in effect during the period in which it was deemed earned and (ii) subject to an interest charge as if the resulting tax had actually been due in such earlier year or years. (An excess distribution is the amount of any distribution received by the U.S. shareholder during the taxable year that exceeds 125% of the immediately preceding three year average of distributions received from the corporation, subject to certain adjustments.) Proposed United States Treasury Regulations broadly define a disposition to include any transaction or event that constitutes an actual or deemed transfer of property for any purpose under the Code, including (but not limited to) a sale, exchange, gift, transfer at death, and the pledging of PFIC stock to secure a loan. If the tax described above is not imposed on a transfer at death, the recipient of the PFIC stock receives a basis in the transferred stock equal to the lesser of the fair market value or the adjusted basis of the stock in the hands of the shareholder immediately before death. Finally, the foregoing rules will continue to apply with respect to a U.S. shareholder who held the stock of the Company while the Company met the definition of a PFIC even if the Company ceases to meet the definition of a PFIC.

CONSEQUENCES OF PFIC CLASSIFICATION IF QEF ELECTION MADE

Most of the foregoing adverse tax consequences can be avoided if (i) the U.S. shareholder makes a timely election to treat the Company as a QEF (a "QEF Election") for the first year of the shareholder's holding period in which the Company is a PFIC (or in a year for which the Shareholder also makes the "Mark to Market Election" described below) and (ii) the Company provides the U.S. shareholder with an "annual information statement" pursuant to Temporary Regulations issued by the Internal Revenue Service. U.S. shareholders of a PFIC who make a QEF Election, however, will be taxable currently on their pro rata share of the PFIC's ordinary earnings and net capital gain, unless they make a further election to defer payments of tax on amounts included in income for which no distribution has been received (subject to an interest charge). Special adjustments are provided to prevent inappropriate double taxation of amounts so included in a U.S. shareholder's income upon a subsequent distribution or disposition of the stock.

A U.S. shareholder makes a QEF Election by filing a "Shareholder Section 1295 Election Statement", a "PFIC Annual Information Statement", and Form 8621 with its tax return. In the case of stock owned through a U.S. entity, the election must be made at the entity level. A QEF Election must be filed by the due date (taking into account extensions) for filing the U.S. shareholder's income tax return for the taxable year for which the election is made. A copy of the Election Statement must also be filed with the Philadelphia Internal Revenue Service Center. Once made, the election is effective for the shareholder's taxable year for which it is made and all subsequent taxable years, and may not be revoked without consent of the Secretary of the Treasury. If a U.S. shareholder wishes to make a QEF Election subsequent to the first year of his holding period for stock of a Non-U.S. Corporation that is a PFIC, the U.S. shareholder may further elect to recognize gain (the "Mark to Market Election") as if it had sold the QEF stock on the first day of the taxable year in which the QEF election is made if (i) the U.S. shareholder holds stock in the PFIC on that day and (ii) the shareholder can establish the fair market value of such stock on that day.

In the event that the Company is classified as a PFIC, the Company intends to comply with the reporting requirements prescribed by Treasury regulations. In particular, the Company will maintain information so that the ordinary earnings and net capital gains of the Company may be determined. However, future regulations may contain reporting and record- keeping requirements that are so onerous that it would not be practicable for the Company to comply. If, after review of the requirements, the Company determines that it would not be practicable to comply, it will so notify its shareholders.

The proposed PFIC regulations herein were proposed to be effective in April 1992 and may apply to all post-1986 years. However, there can be no assurance that such regulations will be adopted in their present form.

TAXATION OF DIVIDENDS ON THE COMPANY'S STOCK

Subject to the PFIC rules described above for U.S. Federal income tax purposes, dividends paid by the Company (including any Canadian tax withheld thereon) will constitute ordinary dividend income to the extent of the Company's current or accumulated earnings and profits as determined for U.S. Federal income tax purposes, and to the extent in excess of earnings and profits, will first be applied against and reduce the shareholder's basis in such holder's stock, and to the extent in excess of such basis will be treated as gain from the sale or exchange of property. Because the Company is not a U.S. corporation, dividends that it pays will not be eligible for the dividends received deduction provided for in Section 243 of the Code. If a U.S. shareholder receives a dividend payment in any currency other than U.S. dollars, the amount of the dividend payment for United States Federal income tax purposes will be the U.S. dollar value of the dividend payment (determined at the spot rate on the date of such payment) regardless of whether the payment is in fact converted into U.S. dollars. In such case, U.S. shareholders may recognize ordinary income or loss as a result of currency fluctuations during the period between the date of a dividend payment and the date such dividend payment is converted into U.S. dollars.

Subject to the limitations provided in the Code, the Canadian tax withheld with respect to such dividends should be eligible for the benefits of the foreign tax credit rules of the Code. A shareholder who does not elect the benefits of the foreign tax credit provisions of the Code will be entitled to a deduction for the amount of the Canadian tax withheld.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from the audited consolidated financial statements of the Company for the years ended December 31, 1996, 1995, 1994 and 1993 and for the periods from May 16, 1992 to December 31, 1992 and July 1, 1991 to May 15, 1992. Consolidated financial statements of the Company included elsewhere herein should be read in conjunction with those financial statements and the footnotes thereto. The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). For United States GAAP reconciliation, see the attached consolidated financial statements and notes. Reference should also be made to "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations."

SUMMARY OF FINANCIAL CONDITION DATA AT END OF PERIOD
(Amounts in thousands except per share data)


                           As of          As of         As of          As of          As of          As of
                       December 31,   December 31,   December 31,   December 31,   December 31,     May 15,
                           1996           1995           1994           1993           1992         1992(1)
 Working capital             $15,287        $11,092       $ 34,940      $ 16,735       $  1,613      $   (621)

 Current assets               22,182         16,074         38,603        17,574          4,148         1,442

 Total assets                 96,283         77,609         85,540        47,299         19,221        15,471

 Current liabilities           6,895          4,982          3,663           839          2,535         2,063

 Long-term debt                    -              -             -             -              -              -

 Shareholders'
 equity                      $78,094        $68,388      $  79,695     $  46,460       $ 16,686       $ 13,407



                                                                                    For the         For the
                       For the Year   For the Year  For the Year   For the Year   Period from     Period from
                           Ended         Ended         Ended          Ended      May 16, 1992    July 1, 1991
                       December 31,   December 31,  December 31,   December 31,   to December     to May 15,
                           1996           1995          1994           1993        31, 1992         1992(1)
 Revenue                     $2,801       $ 5,590       $  2,736       $   772        $   138          $  245

 Net loss                    (7,780)      (12,181)        (8,785)       (1,650)       (14,170)         (1,207)

 Net loss per share          $(0.31)     $  (0.54)     $   (0.42)     $  (0.10)      $  (1.14)       $  (0.10)

(1) On May 13, 1992 and May 12, 1992, the shareholders of each of Golden Star and South American, respectively agreed to a business combination. This combination, which for accounting purposes is treated as a purchase by Golden Star, became effective May 15, 1992, the date at which the companies legally amalgamated to become a single company named "Golden Star Resources Ltd.". In conjunction with the amalgamation, the Company changed its fiscal year end from June 30 to December 31. See additional discussion in Note 1 to the financial statements.

(2) Neither the Company nor Golden Star paid any cash dividends during the fiscal years/periods indicated above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian GAAP. For the U.S. GAAP reconciliation see attached consolidated financial statements as well as "Results of Operations" below.

CAUTIONARY STATEMENT FOR PURPOSES OF REFORM ACT

The following contains certain forward-looking statements within the meaning of the Reform Act. Actual results, performance or achievements of the Company could differ materially from those projected in the forward-looking statements due to a number of factors, including those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

OVERVIEW

The Company's current business activity focus is the exploration and development (if warranted) of precious metal and diamond deposits within specific geological domains. Under Canadian GAAP, expenditures relating to these activities are capitalized in recognition of the potential future value of prospective targets. Upon completion of the exploration phase, a decision to proceed to the development phase requires that these expenditures reflect the cost of the resultant reserves and be depleted on the unit of production basis over the estimated total reserve as mined. A decision to discontinue exploration or not to proceed to the development stage for a specific project would result in reducing the capitalized total cost of the exploration program and charging those costs against income. As such, reported net income or loss for the Company may be volatile and principally represents investment revenues received through the investment of idle funds, the surplus received on redemption of preferred shares in OGML held by the Company, and other revenues, as offset by those expenditures which cannot be directly attributed to a specific project and those costs for projects the Company has elected to abandon.

Under U.S. GAAP, exploration and general and administrative expenses related to projects are charged to expense as incurred, whereas under Canadian GAAP, such expenses are capitalized as discussed above. Property acquisition costs are deferred for both Canadian and U.S. GAAP until it is determined whether a project is commercially feasible. In addition, under U.S. GAAP, compensation expense is recorded for the excess of the quoted market price over the option price granted to employees and directors at the date of grant under stock option plans. Under Canadian GAAP, no compensation expense is recorded for such awards. The gains on issuance of subsidiary's common stock recorded under Canadian GAAP in respect of the PARC and Guyanor equity financings would not be recorded under U.S. GAAP. Under U.S. GAAP, accrued severance and social charges resulting from the shut-down of alluvial mining operations at SOTRAPMAG would not have been recorded as the requirements for accrual were not satisfied as of December 31, 1996.

The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the statement of net loss is as follows:

                                                        For the years ended December 31,
                                                      (In thousands except per share amounts)
                                                        1996            1995             1994
                                                        ----            ----             ----
 Net loss under Canadian GAAP                          $ (7,780)      $ (12,181)       $ (8,785)
 Effect of the deferred exploration
    expenditures on loss for the period                 (10,231)        (13,610)         (7,797)
 Effect of recording compensation expense
    under stock option plans                                (85)           (256)           (708)

 Reversal of the gain on subsidiary's issuance
    of common stock                                      (7,719)         (2,575)           (738)
 Reversal of accruals for severance costs                 1,115               -               -
 Effect of Omai Preferred Share Redemption                  520             548             456
                                                         -------         -------         -------
 Net loss under U.S. GAAP before minority
    interest                                            (24,180)        (28,074)        (17,572)
                                                        --------        --------        --------

 Minority interest                                       (1,097)           (256)          1,491
                                                        --------        --------        -------
 Net loss under U.S. GAAP                              $(25,277)       $(28,330)      $ (16,081)
                                                       =========       =========      ==========
 Net loss per share under U.S. GAAP                   $   (1.00)      $   (1.24)      $   (0.76)
                                                      ==========      ==========      ==========


1996 COMPARED TO 1995

The Company reported a net loss of $7.8 million in 1996 as compared to a net loss of $12.2 million in 1995. During 1996, the Company incurred a charge of $5.3 million for the write-off of capitalized exploration for the Eteke project in Gabon, as a result of the sale of the Company's interest in the Eteke project in January. The Company and PARC decided to discontinue exploration activities at Eteke as the project did not meet the standards required by the Company for further exploration activities and the 20% minority interest owner exercised its right of first refusal under the property agreement, purchasing all of PARC's interest for $0.6 million. The Company also incurred a charge to earnings of $4.0 million for write-down of costs capitalized for the Dul Mountain project in Ethiopia. The majority of the property area of the Dul project did not meet the Company's standards and the Company intends to relinquish approximately 75% of the concession area, with minimal exploration on the area budgeted for 1997. The Company's consolidated share of the write-downs for the Eteke and Dul projects was $3.1 million and $2.3 million, respectively, net of minority shareholders' portion of the loss.

The Company, through Guyanor, incurred losses totaling $3.2 million in the fourth quarter for write-downs and accruals related to the shutdown of alluvial mining operations at SOTRAPMAG. (See below.) The Company's consolidated share of these losses net of minority interests was approximately $2.2 million.

Offsetting these charges were dilution gains totaling $7.7 million resulting from the sale of shares by and exercise of stock options and warrants in the Company's publicly traded subsidiaries PARC and Guyanor. The Company also recorded a gain of $0.9 million on the recovery of abandonment losses recorded in 1995 resulting from the exit of activities in Venezuela.

Total revenues decreased to $2.8 million as compared to $5.6 million in 1995 principally due to operating difficulties and reduced production by SOTRAPMAG. Interest and other revenues decreased from $1.6 million in 1995 to $1.1 million in 1996 due to the decrease in the average cash balance invested during 1996 as compared to 1995. Cost of goods sold decreased to $4.1 million for 1996 as compared to $5.8 million for 1995 as a result of the reduced production levels at SOTRAPMAG during 1996, with revenue from gold sales in 1996 of $1.7 million, compared to revenue of $4.0 million in 1995. Total gold production at SOTRAPMAG in 1996 was 143,562 grams (4,616 ounces) compared to 1995 production of 347,295 grams (approximately 11,165 oz). SOTRAPMAG's cost of goods sold exceeded revenues in 1996 by $2.4 million and in 1995 by $1.8 million primarily as a result of higher unit operating costs resulting from lower than expected grades of gold ore mined, lower than planned recoveries of gold due to the delays in changing the recovery methods used, and inefficiencies due to inherited plant operating design and methods. During 1996 and 1995, approximately $0.9 million and $1.0 million, respectively, was spent on improvements in infrastructure and mining and recovery processes at SOTRAPMAG in an effort to increase production and lower unit operating costs.

The alluvial operations being conducted through SOTRAPMAG experienced continuing operating losses since its acquisition in 1994. Outside consultants engaged in 1996 to review the operations and make recommendations on how to render the operation profitable concluded that without a significant capital investment to increase production, changes in certain work practices and a reduction in fuel taxes, the operation could not achieve profitability. As a result, the Company, through Guyanor, has begun implementation of a program to discontinue the alluvial operations conducted by SOTRAPMAG. The Company incurred charges to fourth quarter 1996 earnings totaling $3.2 million, including $0.8 million resulting from the write-down of certain fixed assets and inventories, $1.1 million for the write-down of certain capitalized exploration costs related to the alluvial mining operations, $0.1 million for accrual of land rehabilitation and mine closure costs, and $1.1 million for accrual of the severance and other social costs associated with the discontinuation of alluvial production. The Company's share of these losses as of December 31, 1996, was $2.2 million after minority interest. Certain fixed assets, equipment and inventories owned by SOTRAPMAG will be utilized in the ongoing exploration at the Paul-Isnard project area and were not subject to a write-down. The final amount of severance and other costs associated with the discontinuation of alluvial production are contingent upon negotiation with the representative of the workers and the French government. The Company also expects to incur operating losses of approximately $0.5 million during the shut-down process during the first quarter of 1997.

General and administrative expenditures totaled $9.1 million for 1996, as compared to $9.4 million for 1995. Depreciation expense increased $0.2 million as a result of an increase in the depreciable asset base through equipment purchases of $1.7 million during 1996 for exploration and support services and inclusion of a full year of depreciation for assets purchased in 1995.

OGML, in which the Company maintains a 30% common share equity interest, reported net income of $2.7 million for the year ended December 31, 1996, compared to a net loss of $2.1 million for the year ended December 31,1995. The Omai mine produced 254,950 oz of gold in 1996 versus 175,080 oz of gold in 1995. The increase in both earnings and production was achieved after the temporary shut down of the mine resulting from the tailings dam failure in August 1995. The mine re- opened on February 4, 1996. Although the first quarter of 1996 was adversely impacted by the mine closure, the mine achieved record quarterly production in the fourth quarter of 1996. The commissioning of the expanded mill facilities in the third quarter of 1996 contributed to higher production levels. Approximately $1.1 million was distributed to the Company in 1996 via the redemption of Class "I" preferred shares of OGML as compared to $1.2 million during 1995.

Under the equity method of accounting, the Company is required to record its share of OGML's losses to the extent that the losses do not exceed the cost of the common share investment in OGML.

Accordingly, the Company has not recorded the loss amount, and will commence recognition of future income when its share of accumulated income exceeds its share of accumulated losses. As of December 31, 1996, the Company's share of cumulative equity loss was $2.7 million.

Various factors, such as market price fluctuations of gold, increased production costs and/or reduced recovery rates may render ore reserves uneconomic or may ultimately result in a restatement of ore reserves or asset write-down. Moreover, short term factors relating to the ore reserves, such as the need for orderly development of ore bodies, the processing of variable ore grades, and/or other potential problems, may impair the profitability of the Omai mine.

The minority interest share of the Company's consolidated losses increased to $7.6 million in 1996 from $4.9 million in 1995 due to the increase in minority ownership of PARC resulting from the private placement in February 1996, increase in minority ownership of Guyanor resulting from the October 1996 offering, and the minority interest shares of property abandonments and operating losses in 1996 for both PARC and Guyanor.

1995 COMPARED TO 1994

The Company reported a net loss of $12.2 million in 1995 as compared to a net loss of $8.8 million in 1994. During 1995, the Company abandoned the Aranka project in Guyana as it did not meet the standards required by the Company for further work, incurring a charge against earnings of $1.4 million. In addition, $0.4 million of capitalized costs were charged to property abandonment for a prospecting area in Guyana which will not be pursued in the future. The Company also wrote off the costs associated with the Baomahun project in Sierra Leone in recognition of continuing security problems and civil unrest in Sierra Leone that may not be resolved in the near term, incurring a charge against earnings of $1.2 million. In addition, certain 1994 capitalized exploration expenditures for PARC, totaling $0.2 million were charged to property abandonments as of December 31, 1995, as the exploration areas associated with these costs will not be pursued in the foreseeable future.

As a result of the 1996 budgeting process and related project prioritization, the Company charged costs related to various exploration prospects in Latin America incurred by Southern Star to exploration expense as of December 31, 1995. The expense charge against earnings was $0.9 million. In addition, certain related costs incurred during 1994 were charged to property abandonment, totaling $0.1 million. In February 1996, the Company determined that the capitalized deferred exploration costs in VenStar and the related entities were not recoverable in the foreseeable future. As such, all related capitalized exploration costs were charged to property abandonment as of December 31, 1995. The total charge was $4.5 million. The Company's share of this charge, after minority interest, was $1.4 million. The Company also wrote off $0.8 million in costs incurred by the Company related to the Venezuelan properties.

Total revenues increased to $5.6 million as compared to $2.7 million in 1994 principally due to a full year of gold sales by SOTRAPMAG. Revenue from gold sales in 1995 was $4.0 million at an average realized gold price of $388 per ounce sold. Interest and other revenues decreased from $2.2 million in 1994 to $1.6 million in 1995 due to the reduction in the average cash balance invested during 1995 as compared to 1994.

Cost of goods sold increased to $5.8 million for 1995 as compared to $0.7 million for 1994 as the result of the inclusion of SOTRAPMAG's production costs for a full year in 1995. Cash operating costs amounted to $562 per ounce sold. Total gold production at SOTRAPMAG in 1995 was 347,295 grams (approximately 11,165 oz). SOTRAPMAG's cost of goods sold exceeded revenues in 1995 by $1.8 million primarily as a result of higher unit operating costs resulting from lower than expected grades of gold ore mined, lower than planned recoveries of gold due to the delays in changing the recovery methods used, and inefficiencies due to inherited plant operating design and methods. During 1995, approximately $1.0 million was spent on improvements in infrastructure and mining and recovery processes in order to increase production and lower unit operating costs.

General and administrative expenditures increased to $9.4 million (as compared to $4.7 million in 1994) reflecting the necessary growth in the level of support necessary to service the increased size of the Company's portfolio of exploration projects throughout South America and Africa, and the costs associated with creating and maintaining a public listing for Guyanor and PARC. Depreciation expense increased as a result of an increase in the depreciable asset base through the various acquisitions made in 1994 and an increase in equipment purchases of $0.9 million for the period for exploration and support services.

During 1995, the Company recorded an additional charge of $0.2 million relating to disposal of assets associated with the sale of the Company's drilling division and other assets. The Company realized a gain on issuance of Class B common shares of Guyanor of $1.6 million on March 14, 1995, which issuance reduced the Company's ownership interest in Guyanor from 100% to approximately 70% and a gain on the issuance of common shares of PARC of $0.9 million in May 1995, which issuance reduced the Company's ownership interest in PARC to approximately 85%.

OGML reported a net loss of $2.1 million in 1995 versus a loss of $1.5 in 1994. Omai produced 175,080 oz of gold in 1995 versus 250,644 oz in 1994 as a result of the shut down of the mine from August 19, 1995, to February 4, 1996, due to the tailings dam failure. Operating cash flows of $1.2 million were distributed to the Company via the redemption of Class "I" preferred shares as compared to $1.0 million during 1994. As of December 31, 1995, the Company's share of cumulative equity loss was $3.4 million.

Minority interest share of loss increased to $4.9 million primarily due to the initial public offering of Guyanor on March 14, 1995, the issuance of common shares by PARC in May 1995, and the write off of deferred exploration expenditures in Venezuela.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash and short term investments as of December 31, 1996 of $15.7 million increased $6.2 million from $9.5 million as of December 31, 1995 as a result of the Company's public offering in March 1996 ($12.9 million), PARC's equity offering in February 1996 ($9.0 million), and Guyanor's offering of its Class B common shares on the Nouveau Marche in November 1996 ($8.9 million), principally offset by net exploration expenditures of $24.3 million and administrative expenditures of $9.1 million during 1996. Working capital as of December 31, 1996, increased $4.2 million to $15.3 million as compared to $11.1 million as of December 31, 1995.

Product and supplies inventories, accounts receivable and other current assets increased $0.1 million during the year resulting primarily from an increase in accounts receivable due to the exit of activities in Gabon ($0.6 million), offset by inventory and accounts receivable write-downs totaling $0.4 million related to the shut-down of alluvial mining operations at SOTRAPMAG.

Cash used in investing activities of $23.4 million in 1996 increased from $21.2 million in 1995 primarily due to the increase in exploration expenditures related to the Company's operations in Latin America, the gold and diamond reconnaissance projects in Guyana and the purchase of equipment for use at SOTRAPMAG.

Cash provided by financing activities increased to $40.3 million from $7.8 million in 1995. On March 6, 1996, the Company effected a public offering in Canada of 1.75 million units at Cdn$10.50 per unit for net proceeds of $12.9 million (Cdn$18.4 million). Each unit consisted of one common share and one-half common share purchase warrant. Each whole warrant was exercisable into one common share until March 6, 1997 at a price of Cdn$11.00. In addition, the Company received $9.0 million from the February 1996 PARC private placement and $8.9 million from the November 1996 Guyanor offering of its Class B common shares on the Nouveau Marche. During 1996 the Company received $0.3 million from the exercise of Guyanor stock options and $1.0 million from the exercise of PARC stock options and warrants, as well as $6.7 million and $4.0 million from the exercise of the Company's stock options and warrants, respectively, as compared to stock option exercise proceeds of $0.3 million in 1995. During the year ended December 31, 1996, restricted cash balances decreased by $0.5 million to $2.0 million, reflecting the reduction in the Company's work program obligation in Ethiopia, offset by new program funding obligations in Eritrea.

On September 25, 1996, the Company filed with the SEC a shelf Registration Statement, with respect to the proposed issuance by the Company from time to time of up to $75.0 million of its common shares, preferred shares, convertible debt securities and/or warrants. On November 6, 1996, the Company filed an amendment to the Registration Statement with the SEC and the Registration Statement as amended was deemed effective on November 8, 1996.

On October 15, 1996, the Company filed with nine Canadian provincial securities commissions a short-form shelf prospectus, with respect to the proposed issuance by the Company from time to time of up to 5.0 million common shares and/or 5.0 million common share purchase warrants and a short-form shelf prospectus with respect to the proposed issuance from time to time of up to $75.0 million of convertible debt securities. The final short-form shelf prospectuses were filed on November 7, 1996, and the filings became effective on November 8, 1996.

No securities were issued under either the Registration Statement or the Canadian prospectuses as of March 14, 1997.

PAN AFRICAN RESOURCES CORPORATION

On February 5, 1996, PARC Yukon completed a private placement of 13.2 million units at Cdn$1.00 per unit. Each unit consisted of one common share and one-half of one Series A common share purchase warrant of PARC Yukon. Each whole Series A warrant entitled the holder to purchase one common share of PARC Yukon at Cdn$1.25 until November 1, 1996. The private placement generated net proceeds to PARC of approximately $9.0 million after payment of commissions and expenses. Because the price per common share issued exceeded the net book value per common share, a gain of approximately $2.0 million was recorded by the Company.

On February 6, 1996, PARC Yukon was amalgamated under the Yukon Business Corporation Act with Humlin Red Lake Mines Limited ("Humlin"), an Ontario corporation. As a result of the private placement and the amalgamation, the Company's interest in PARC was reduced to approximately 60% of the 45.3 million outstanding shares of PARC, the amalgamated company. PARC, as a result of the amalgamation, became a publicly traded company in Canada on February 8, 1996, with its common shares quoted on the Canadian Dealing Network.

Prior to the amalgamation with Humlin, indebtedness totaling $12.3 million owed by PARC Barbados (a wholly owned subsidiary of PARC) to the Company as of December 11, 1995 was converted by the Company, under the terms of two convertible debentures between PARC and the Company, into 24,881,632 common shares of PARC Barbados. Upon completion of these loan conversions, 24,881,632 PARC Barbados shares held by the Company were surrendered for cancellation in exchange for the issuance to the Company of 7,975,000 warrants of PARC Barbados, each warrant entitling the Company to purchase one share of PARC Barbados at Cdn$1.50 until July 15, 1997. After the PARC Amalgamation, the PARC Barbados warrants were surrendered to PARC Barbados in exchange for the issuance by PARC to the Company of 7,975,000 PARC Series B warrants. Each PARC Series B warrant entitles the Company to purchase one PARC common share at Cdn$1.50 until July 15, 1997. In addition, the Company forgave indebtedness owed to it by PARC of $0.3 million, incurred for funding of PARC's exploration activities from December 1995 through completion of the February 1996 private placement.

During 1996, 1,063,500 Series A warrants were exercised providing proceeds of $1.0 million. On October 31, 1996, the expiration date of the Series A warrants issued on February 5, 1996, was extended to January 31, 1997. On January 31, 1997, the remaining 5,536,500 outstanding Series A warrants expired unexercised.

Total expenditures by PARC in 1996 were $5.9 million, as compared to 1995
expenditures of $10.6 million.   During 1996, the Company recorded property
abandonments of $5.3 million as a result of the sale of the interest in the Eteke property and $4.0 million for the write-down of the Dul Mountain Property in Ethiopia. During 1995, the Company recorded property write-offs of $1.4 million for expenditures made on property areas not pursued in 1996, including $1.2 million for Sierra Leone and $0.2 million for other areas. Anticipated exploration and reconnaissance expenditures of $4.5 million are planned for 1997.

As of December 31, 1996, the Company owned approximately 58% of the outstanding shares of PARC.

On April 22, 1996, the Company and PARC announced the signing of an Exploration License Agreement (the "Exploration License") with the Government of Eritrea, represented by the Ministry of Energy, Mines and Water Resources ("MEMWR"), over the Galla Valley property. The initial period of the Exploration License is three years. The Company and PARC have committed to spend $1.25 million on exploration of the property in the first year of the Exploration License. As part of the Exploration License, the Company and PARC are required to provide MEMWR a bank guarantee in an amount equal to the minimum expenditure obligation (approximately $1.25 million) for the first year of the initial three-year exploration period. In October 1996, the Company and PARC entered into a bank guarantee application and related agreements with a major commercial bank (the "Bank"). On October 11, 1996, the Bank issued its bank guarantee for $1.25 million to the MEMWR to guarantee the first year's work expenditure commitment of the Company and PARC. The bank guarantee expires on August 19, 1997, and may be drawn on by the MEMWR in the event the Company and PARC fail to meet the minimum expenditure requirement in the first exploration year, but only in the amount of the difference between actual expenditures and the minimum requirement. PARC has provided cash collateral to the second Bank totaling $1.25 million for the bank guarantee.

GUYANOR RESSOURCES S.A.

Total exploration expenditures for the year ended December 31, 1996 amounted to $9.3 million, offset by joint venture recoveries of $6.9 million, compared to 1995 expenditures of $6.5 million, offset by 1995 joint venture recoveries of $5.2 million. Budgeted exploration and acquisition expenditures for 1997 are $17.9 million, with budgeted joint venture recoveries of $13.0 million.

On October 30, 1996, Guyanor obtained the approval of a final prospectus entitling Guyanor to list its Class B common shares for trading on the Nouveau Marche of the Bourse de Paris in France, and for the sale of 1.0 million of its Class B shares. Trading of Guyanor's Class B shares on the Nouveau Marche began on October 30, 1996. The offering of Guyanor shares in Europe was completed on November 5, 1996, and as a result, Guyanor received net proceeds of approximately FF45.5 million (approximately $8.9 million), and the Company's interest in Guyanor was reduced to approximately 68%. Because the price per Class B share issued exceeded the net book value per common share (including both Class A and Class B shares), the Company recorded a gain of approximately $5.4 million in connection with this transaction.

As of December 31, 1996, the Company owned approximately 68% of the outstanding common shares of Guyanor.

In February 1997, the Company and Guyanor announced the results of a small initial bulk sample from the Dachine permit area in French Guiana. Based on the results of the sample testing, the Company's joint venture partner, BHP Minerals International, decided to discontinue funding diamond exploration on the Dachine permit under its agreement with Guyanor. The Company and Guyanor intend to continue diamond exploration in the Dachine area and may seek new joint venture partners.

GUYANA

Total 1996 spending on the Company's projects in Guyana amounted to $4.3 million with joint venture recoveries of $0.1 million, compared to 1995 spending of $4.4 million. During 1996, the Company incurred no material property abandonment charges in Guyana, as compared to property abandonments of $1.8 million during 1995. The Company plans to spend approximately $7.5 million on projects in Guyana during 1997, offset by budgeted joint venture recoveries of $1.1 million. Additional amounts received and attributable to Guyana include the redemption of $1.1 million of Class "I" preferred shares in OGML during 1996, compared to $1.2 million in 1995. The Omai Mine resumed operations on February 4, 1996 after a temporary shutdown caused by the failure of the tailings dam on August 24, 1995.

SURINAME

Activities in Suriname during 1996 focused principally on the Gross Rosebel gold project in joint venture with Cambior. Total Suriname spending in 1996 amounted to $12.0 million, offset by joint venture recoveries of $6.4 million, as compared to 1995 spending of $6.9 million, which was offset by joint venture recoveries of $4.3 million. Budgeted 1997 exploration and acquisition expenditures for Suriname are $10.2 million, with budgeted joint venture recoveries of $4.5 million.

As part of a prefeasibility study of the Gross Rosebel project completed in April 1996, Cambior calculated proven and probable gold reserves of approximately 24 million tonnes grading 1.4 g Au/t, representing 1.1 million ounces in situ. Reserves have been subsequently increased by Cambior to 30.5 million tonnes grading 1.5 g Au/t, representing approximately 1.4 million ounces in situ. The Company expects the final feasibility study at the Gross Rosebel project to be completed during the second quarter of 1997. Cambior is obligated to use its best efforts to arrange debt financing for 65% of mine construction and related costs, with the Company and Cambior each contributing 50% of the remainder of such costs. The Company's share of 1997 mine development costs for Gross Rosebel will be determined by the results of the feasibility study but is currently estimated at $14.0 million.

SOUTHERN STAR RESOURCES LTD.

During 1996, Southern Star spent approximately $6.3 million on exploration and project acquisition, compared to $0.8 million in 1995. Anticipated reconnaissance and exploration expenditures for 1997 of $9.0 million relate primarily to exploration efforts and property acquisition costs for the Andorinhas and Abacaxis projects in Brazil and the San Simon and Sunsas projects in Bolivia.

OTHER MATTERS

The Company conducts all of its exploration and development of mineral properties in countries other than Canada and the United States. To date, the vast majority of all funding has been through equity financing transactions completed in Canada and in Canadian currency (with the exception of the Guyanor offering of its Class B shares on the Nouveau Marche). The Company currently maintains all or the majority of its working capital in U.S. dollars or U.S. dollar denominated securities and converts funds to foreign currencies as payment obligations come due. Accordingly, the Company is subject to fluctuations in the rates of currency exchange between the U.S. dollar and these currencies, and such fluctuations may materially affect the Company's financial position and results of operations. The Company currently has future obligations which are payable in French francs and Brazilian reals and receivables payable in French francs. The Company currently does not actively take steps to hedge against such risks. The Company also utilizes the services of outside advisors who provide the Company with market information and strategies to employ in protecting the cash and short term investments held by the Company.

The Company believes that its current activities are in compliance with applicable laws and regulations designed to protect the environment. The Company periodically engages specialists to evaluate potential environmental issues for specific projects. The results of these evaluations are utilized in the property evaluation process, where applicable. The Company also evaluates the need for reclamation reserves in light of current laws and regulations and will make provisions for such reserves as they become necessary based on the Company's activities in Africa and South America.

OUTLOOK

Total budgeted expenditures on exploration, mine development, acquisitions and preliminary reconnaissance for 1997 approved by the Company's Board of Directors are set out below by geographic region. The 1997 budget plans total expenditures for exploration, mine development and property acquisition of $63.1 million including $3.3 million for diamond projects (approximately 5% of the gross budget) and the balance for gold projects. The Company currently expects to recover approximately $18.6 million of these expenditures from various joint venture partners which are funding such programs to earn interests in the Company's projects based on existing agreements. No assurance can be given, however, as to the actual amounts, if any, that the Company will receive from joint venture partners.

The following budgeted 1997 expenditures are estimated expenditures and certain of these expenditures may be reduced or reallocated based, among other things, on exploration results, the completion of joint venture arrangements with respect to certain of the properties or available funding.

                       CERTAIN BUDGETED 1997 EXPENDITURES
                            (IN MILLIONS OF DOLLARS)

                                                                     Other South
                         Guyana        Suriname      French Guiana      America          Africa          Total
 --------------------------------------------------------------------------------------------------------------
 Exploration             $5.0             $ 9.6           $17.5             $7.8            $4.0          $43.9
 Acquisition              0.6               0.6             0.4                -               -            1.6
 Mine
   Development              -              14.0               -                -               -           14.0
 Preliminary
   Reconnaissance         1.9                 -               -              1.2             0.5            3.6
 JV Recoveries           (1.1)             (4.5)          (13.0)               -               -          (18.6)
                        -----------------------------------------------------------------------------------------
 TOTAL                   $6.4             $19.7          $  4.9             $9.0            $4.5          $44.5
                        =========================================================================================


The Company does not presently have sufficient financial resources to undertake large scale mining development projects. Financing for development of those projects would be dependent upon the Company's ability to raise the necessary funds or secure financing for project development through joint venture partners.

As at December 31, 1996, the Company held consolidated cash and short-term investments of $15.7 million. Subsequent to December 31, 1996, $5.4 million was received by the Company for the exercise of its remaining 673,200 Cdn$11.00 warrants issued on March 6, 1996. Most of the exploration and development spending for the Company and its subsidiaries represents discretionary spending and can be adjusted to reflect, among other things, results of exploration and development activities, the successful acquisition of additional properties or projects, the price of gold and management's assessment of the capital markets. The Company anticipates that its current cash balances (including proceeds from the exercise of the Company's warrants during the first quarter of 1997), together with proceeds from the redemption of preferred shares of OGML, proceeds from the exercise of options and warrants, financing provided by joint venture partners and the sale of common shares and/or debt securities will be sufficient to fund budgeted operating and exploration expenditures for the next twelve months.

In 1997, the consolidated Company is required to make property rental payments and minimum exploration expenditures totaling $8.9 million in order to maintain its current property interests per existing mineral agreements.

The Company expects to receive cash flow from OGML in 1997 through redemptions of Class "I" preferred shares. The amount of redemptions, if any, is dependent on the net cash flow of OGML. The Company received $1.1 million of Class "I" preferred share redemptions in 1996.

Similarly, most of the budgeted exploration and development spending for Guyanor and PARC is discretionary spending. Guyanor and PARC do not have sufficient cash on hand to fund budgeted 1997 operating and exploration expenditures. Both Guyanor and PARC will be required to access alternative sources of capital in order to fund budgeted 1997 expenditures. The Company intends to provide financial support to Guyanor and PARC, if required, until such capital can be accessed.

Alternative sources of capital available to the Company and its subsidiaries include the sale of equity or debt securities, sale of assets or entering into new joint venture partnerships. Whether, and to what extent, such alternative financing options are pursued by the Company or its subsidiaries in 1997 will depend on a number of factors including, among others, results of exploration and development activities; the successful acquisition of additional properties or projects; the price of gold and management's assessment of the capital markets.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements
                 of Golden Star Resources Ltd. and Subsidiaries

Management's Responsibility for Financial Information . . . . . . . . . . . . . . . . . . . . .    93

Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    94

Consolidated Balance Sheets as of December 31, 1996 and 1995  . . . . . . . . . . . . . . . . .    95

Consolidated Statements of Operations for the years ended
         December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .    96

Consolidated Statement of Changes in Shareholders' Equity for the years ended
         December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .    97

Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .    98

Notes to the Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .    99 - 132

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL INFORMATION

TO THE SHAREHOLDERS OF GOLDEN STAR RESOURCES LTD.

The consolidated financial statements and all information in the Annual Report are the responsibility of the Board of Directors and management. The consolidated financial statements have been prepared by management based on information available to March 14, 1997, and are in accordance with accounting principles generally accepted in Canada.

A system of internal accounting and administrative controls is maintained by management in order to provide reasonable assurance that financial information is accurate and reliable, and that the Company's assets are safeguarded. Limitations exist in all cost effective systems of internal controls. The Company's systems have been designed to provide reasonable but not absolute assurance that financial records are adequate to allow for the completion of reliable financial information and the safeguarding of its assets.

The Company believes that the systems are adequate to achieve the stated objectives. Regular testing of these systems is employed to ensure continued effectiveness of the controls, and actions are taken when necessary to correct deficiencies when they are identified.

The Audit and Corporate Governance Committee of the Board of Directors is comprised of five outside directors, and meets regularly with management and the independent auditors to ensure that management is maintaining adequate internal controls and systems and to approve the annual and quarterly consolidated financial statements of the Company. The committee also reviews the audit plan of the independent auditors and discusses the results of their audit and their report prior to submitting the consolidated financial statements to the Board of Directors for approval.

The consolidated financial statements have been audited by Coopers & Lybrand, Chartered Accountants, who were appointed by the shareholders. The auditors' report outlines the scope of their examination and their opinion on the consolidated financial statements.



DAVID A. FENNELL                                                    GORDON J. BELL
President and                                                       Vice President and
Chief Executive Officer                                             Chief Financial Officer

                                AUDITORS' REPORT

To the Shareholders of
Golden Star Resources Ltd.:

We have audited the consolidated balance sheets of Golden Star Resources Ltd. as of December 31, 1996 and 1995 and the consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Star Resources Ltd. as of December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for the years ended December 31, 1996, 1995 and 1994, in accordance with accounting principles generally accepted in Canada.





/s/ Coopers & Lybrand
Chartered Accountants
Calgary, Canada

March 14, 1997

                           GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
             (Stated in thousands of United States Dollars except share amounts)


ASSETS                                                                          As of December 31,
                                                                           1996                  1995
                                                                         -------                -------
CURRENT ASSETS
         Cash and short-term investments                                 $15,663                 $9,498
         Marketable securities, at cost which approximates market              -                    800
         Accounts receivable                                               5,116                  4,200
         Inventories                                                       1,027                  1,132
         Other assets                                                        376                    444
                                                                         -------                -------
                 Total Current Assets                                     22,182                 16,074

RESTRICTED CASH                                                            2,015                  2,465
DEFERRED EXPLORATION                                                      64,721                 51,447
INVESTMENT IN OMAI GOLD MINES LIMITED                                      3,279                  3,798
FIXED ASSETS                                                               3,666                  3,627
OTHER ASSETS                                                                 420                    198
                                                                         -------                -------
                 Total Assets                                            $96,283                $77,609
                                                                         =======                =======

LIABILITIES

CURRENT LIABILITIES
         Accounts payable and accrued liabilities                       $  5,830                $ 3,925
         Accrued wages and payroll taxes                                   1,065                  1,057
                                                                         -------                 ------
                 Total Current Liabilities                                 6,895                  4,982

OTHER LIABILITIES                                                             92                     36
                                                                         -------                -------
                 Total Liabilities                                         6,987                  5,018
                                                                         -------                -------

MINORITY INTEREST                                                         11,202                  4,203
                                                                         -------                -------

COMMITMENTS AND CONTINGENCIES (Note 20)

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                            129,954                106,344
         (Common shares, without par value,
         unlimited shares authorized.
         Shares issued and outstanding:
         1996 - 25,941,103; and 1995 - 22,769,872

         Stock option loans                                               (4,012)                (1,170)
DEFICIT                                                                  (47,848)               (36,786)
                                                                         -------                -------
         Total Shareholders' Equity                                       78,094                 68,388
                                                                         -------               --------
                 Total Liabilities and
                    Shareholders' Equity                                 $96,283                $77,609
                                                                         =======                =======

             The accompanying notes are an integral part of these
                      consolidated financial statements

Approved by the Board:

By:   /s/ David K. Fagin                 By:   /s/ Richard A. Stark
     ------------------------------           --------------------------------
          Director                                Director

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
   (Stated in thousands of United States Dollars except per share amounts)

                                                                     For the Years Ended December 31,
                                                                 1996              1995               1994
                                                                  --------          ---------          --------
 REVENUE
         Precious metals sales                                      $1,723            $ 4,007           $   580
         Interest and other                                          1,078              1,583             2,156
                                                                  --------          ---------          --------
                                                                     2,801              5,590             2,736
                                                                  --------          ---------          --------
 COSTS AND EXPENSES
         Cost of goods sold                                          4,097              5,805               738
         Depreciation and depletion                                  1,246              1,084               263
         Exploration expense                                           408                977               149
         General and administrative                                  9,114              9,358             4,721
         Write offs & abandonment of mineral
            properties                                              10,365              8,750             6,401
         Loss (gain) on disposal of assets                             (33)               152               475
         Interest expense                                              189                  8                 -
         Foreign exchange loss (gain)                                   (2)              (211)               68
         Loss on suspension of mining activities                      2,085                 -                 -
         Recovery of abandonment loss                                 (936)                 -                 -
                                                                  --------          ---------          --------
                                                                    26,533             25,923            12,815
                                                                  --------          ---------          --------


 PROFIT (LOSS) BEFORE THE UNDERNOTED                               (23,732)           (20,333)          (10,079)


 Gain on subsidiaries issuance of common shares                      7,719              2,575               738
 Omai preferred share redemption surplus                               626                661               549
                                                                  --------          ---------          --------
 Net profit (loss) before minority interest                        (15,387)           (17,097)           (8,792)
                                                                  --------          ---------          --------

 Minority interest                                                   7,607              4,916                 7
                                                                  --------          ---------          --------

 NET PROFIT (LOSS)                                                 $(7,780)          $(12,181)          $(8,785)
                                                                   =======           ========           =======


 NET PROFIT (LOSS) PER SHARE                                        $(0.31)            $(0.54)           $(0.42)
                                                                  ========          =========          ========
 WEIGHTED AVERAGE SHARES OUTSTANDING (in millions of
 shares)                                                              25.2               22.7              21.1
                                                                   ========          =========          ========


  The accompanying notes are an integral part of these consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             (Stated in thousands of United States Dollars except share amounts)


                                              COMMON STOCK         SHARE            STOCK
                                            NUMBER OF SHARES       CAPITAL        OPTION LOANS      DEFICIT
                                                ----------        --------       ---------         ----------
 Balance at December 31, 1993                   19,209,722        $ 62,913        $    (633)         $(15,820)

 Shares Issued                                   2,560,000          40,008               -                  -
 Shares Issued Under Options                       324,000             909               -                  -
 Shares Issued Under Warrants                      476,250           3,668               -                  -
 Issue Costs                                             -          (2,118)              -                  -
 Stock Option Loans                                      -               -            (498)                 -
 Stock Option Loan Repayments                            -               -              51                  -
 Net Profit (Loss)                                       -               -                 -           (8,785)
                                                ----------        --------       ---------         ----------

 Balance at December 31, 1994                   22,569,972        $105,380        $ (1,080)          $(24,605)

 Shares Issued                                     105,208             659               -                  -
 Shares Issued Under Options                        94,692             285               -                  -
 Issue Costs                                             -              20               -                  -
 Stock Option Loans                                      -               -             (90)                 -
 Net Profit (Loss)                                       -               -                 -          (12,181)
                                                ----------        --------       ---------         ----------

 Balance at December 31, 1995                   22,769,872        $106,344        $ (1,170)         $ (36,786)

 Shares Issued                                   1,780,712          13,574               -                 -
 Shares Issued Under Options                     1,059,469           6,744               -                 -
 Shares Issued Under Warrants                      331,050           3,983               -                 -
 Issue Costs                                             -            (691)              -                 -
 Stock Option Loans                                      -               -          (2,902)                -
 Stock Option Loan Repayments                            -               -              60                 -
 Other                                                   -               -               -            (3,282)
 Net Profit (Loss)                                       -               -               -            (7,780)
                                                ----------        --------       ---------         ----------
 Balance at December 31, 1996                   25,941,103        $129,954       $ (4,012)         $ (47,848)
                                                ==========        ========       =========         ==========


  The accompanying notes are an integral part of these consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)

                                                                                       For the Years Ended December 31,
                                                                                   1996             1995             1994
 OPERATING ACTIVITIES:                                                            -------         --------         --------
 NET PROFIT (LOSS)                                                                $(7,780)       $ (12,181)        $ (8,785)
 RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
 Depreciation                                                                       1,246            1,034              263
 Depletion                                                                              -               50                -
 Premium on Omai preferred share redemption                                          (626)            (661)            (549)
 Loss (Gain) on disposal of assets                                                    (33)             152              475
 Write offs and abandonment of mineral properties                                  10,365            8,750            6,401
 Recovery of abandonment loss                                                        (936)               -                -
 Gain on issuance of common shares by subsidiary                                   (7,719)          (2,575)            (738)
 Write-down of equipment                                                              450                -                -
 Minority interest                                                                 (7,607)          (4,916)               7
 Changes in non-cash operating working capital                                      1,990           (1,176)          (1,436)
                                                                                  -------         --------         --------
     Net Cash Used in Operating Activities                                        (10,650)         (11,523)          (4,362)
                                                                                  -------         --------         --------


 INVESTING ACTIVITIES:
 Expenditures on mineral properties, net of joint venture recoveries              (24,279)         (21,295)         (15,163)
 Proceeds from sale of property interest                                              640                -                -
 Purchase of SOTRAPMAG, net of cash acquired                                            -                -           (4,273)
 Purchase of VenStar, net of cash acquired                                              -                -             (566)
 Equipment purchases                                                               (1,735)          (1,723)            (777)
 Omai Preferred Share Redemption                                                    1,145            1,209            1,005
 Other assets and investment                                                          787              652             (859)
                                                                                  -------         --------         --------
     Net Cash Used in Investing Activities                                        (23,442)         (21,157)         (20,633)
                                                                                  -------         --------         --------

 FINANCING ACTIVITIES:
 Restricted cash                                                                      450           (2,465)               -
 Other liabilities                                                                     (6)              (4)              43
 Proceeds from issuance of subsidiary stock                                        19,987            9,426              781
 Offering costs of subsidiary stock issues                                         (1,461)          (1,118)               -
 Increase in minority interest                                                        518            1,078              860
 Payments of long term debt                                                             -                -           (1,396)
 Issuance of share capital and warrants, net of issue costs                        23,610              964            4,901
 Issuance of special warrants, net                                                      -                -           37,068
 Stock option loan receipts (additions)                                            (2,841)             (90)              51
                                                                                  -------         --------         --------
     Net Cash Provided by Financing Activities                                     40,257            7,791           42,308
                                                                                  -------         --------         --------

 Increase (Decrease) in cash and short-term investments                             6,165          (24,889)          17,313
 Cash and short-term investments, beginning of period                               9,498           34,387           17,074
                                                                                  -------         --------         --------

 Cash and short-term investments, end of period                                   $15,663         $  9,498         $ 34,387
                                                                                  =======         ========         ========

  The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         (All tabular amounts in thousands of United States Dollars)


1.     FORMATION OF THE COMPANY

In May of 1992, the shareholders of Golden Star Resources Ltd. (the "Company") and South American Goldfields ("South American"), respectively agreed to a business combination of the two companies. Neither company was under common control prior to the amalgamation. This combination was considered to be an amalgamation under the Canada Business Corporations Act and was effective May 15, 1992. The amalgamation was treated as a purchase by the Company for accounting purposes. Concurrent with the amalgamation, the common shares of the Company were consolidated on a one-for-two basis. The Company's fiscal year end is December 31, and commencing on May 15, 1992, the Company changed its reporting currency to the United States dollar. However, if the Company were to declare a dividend to its shareholders, it would be paid in Canadian dollars.

2.     DESCRIPTION OF BUSINESS

The Company is engaged in the business of exploration, acquisition, development and operation (if warranted) of precious minerals deposits in both South America and Africa. The Company's common shares trade on the Toronto Stock Exchange under the symbol "GSC", and on the American Stock Exchange under the symbol "GSR".

Efforts in South America are focused on property interests in Guyana, Suriname, French Guiana (through Guyanor Ressources S.A.), and Brazil and Bolivia (through Southern Star Resources Ltd.). The Company is also actively pursuing new projects in these countries in addition to other South American countries.

Efforts in Africa are focused on property interests in Mali, Eritrea, Ethiopia, Gabon, Kenya and Ivory Coast and are conducted through the Company's majority owned subsidiary, Pan African Resources Corporation. Additional efforts are being directed toward acquiring projects in other African countries.

All of the Company's projects are conducted through agreements with third parties and national governments and/or pursuant to permits and licenses granted by appropriate authorities. When deemed appropriate, certain projects are pursued on a joint venture basis to share the associated risk and to assist in project funding.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). The following policies have been adopted by the Company.

(All tabular amounts in thousands of United States Dollars)



BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiaries. All material intercompany balances and transactions have been eliminated. The consolidated group includes the following as of December 31, (all entities are 100% owned by the Company, unless otherwise noted):

         1996:                                               1995:
         -----                                               -----
                 Golden Star Holdings Ltd.                        Golden Star Holdings Ltd.
                 Venezuela Investments Ltd.                       Venezuela Investments Ltd.
                 Golden Star Management Ltd.                            Venhold Investments 1994 Ltd. (59%)
                 Pan African Resources Corporation (58%)          Golden Star Management Ltd.
                 Southern Star Resources Ltd.                     Pan African Resources Corporation (85%)
                 Guyanor Ressources S.A. (68%)                    Southern Star Resources Ltd.
                     Societe de Travaux Publics                   Guyanor Ressources S.A. (70%)
                     et de Mines Auriferes en                           Societe de Travaux Publics
                     Guyane ("SOTRAPMAG") (99%)                         et de Mines Auriferes en
                                                                        Guyane ("SOTRAPMAG") (99%)

CASH AND SHORT-TERM INVESTMENTS

Cash and short-term investments consist primarily of high credit quality United States and Canadian money market investments and fixed and variable income commercial paper, which are capable of reasonably prompt liquidation, and are stated at amortized cost, which approximates market value.

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments. The Company restricts investment of temporary cash balances to financial institutions with high credit standing. The Company strives to minimize its credit risk through diversification of investment and financial institutions.

GOLD INVENTORY

Gold inventory includes gold and gold concentrate and is recorded at its estimated market value.

INVENTORIES - MATERIALS AND SUPPLIES

Materials and supplies are valued at the lower of average cost or replacement cost.

RESTRICTED CASH

In certain countries where the Company conducts business, the governments require performance bonds to be placed for certain amounts of the agreed upon exploration expenditures. The cash collateralizing these bonds is shown as a non- current asset as the funds are not available for use in operations until the bond amounts are reduced or released by the governments.

(All tabular amounts in thousands of United States Dollars)



DEFERRED EXPLORATION

Acquisition, administration, exploration and development costs of mineral properties are capitalized and will be depleted on a unit of production basis at such time as production commences or charged against income if the property is abandoned. Administration costs incurred after commencement of production will be charged against operations in the period incurred.

FIXED ASSETS

Fixed assets are stated at cost and include buildings, machinery, equipment and vehicles. Depreciation is computed using the straight-line method at rates calculated to depreciate the cost of the assets less their anticipated residual values, if any, over their estimated useful lives. The net book value of fixed assets at property locations is charged against income if the site is abandoned and it is determined that the assets cannot be economically transferred to another project or sold.

FOREIGN CURRENCIES AND FOREIGN CURRENCY TRANSLATION

Certain South American and African currencies are not readily negotiable outside their respective countries. United States of America funds transferred to these countries are used to purchase local currency to be used for labor, local supplies, and other items associated with the exploration and development of mineral properties. Accordingly, cash balances in these countries have been reclassified to deferred exploration.

As the functional currency of the Company is the U.S. dollar, monetary assets and liabilities are translated at the rate of exchange prevailing at the end of the period. Nonmonetary assets and liabilities are translated at the rates of exchange prevailing when the assets were acquired or the liabilities assumed. Revenue and expense items are translated at the average rate of exchange during the year. Translation gains or losses are included in the determination of net income for the period. Fully integrated foreign subsidiary accounts are translated using the same method.

Canadian currency in these financial statements is denoted as "Cdn$", French currency is denoted as "FF", and Brazilian currency is denoted as "R".

NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Common share equivalents are not included as the effect would be anti-dilutive.

INVESTMENT IN OMAI GOLD MINES LIMITED

The investment in Omai Gold Mines Limited ("OGML") is accounted for by using the equity method. Redemption of preferred shares of OGML are allocated to the Investment In Omai account and to Premium on Omai Preferred Share Redemption on the basis of the Company's share of costs incurred as a percentage of the total value of the preferred shares.

(All tabular amounts in thousands of United States Dollars)



USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments are comprised of cash and short-term investments, accounts receivable, restricted cash, the investment in OGML, accounts payable, accrued liabilities and accrued wages and payroll taxes. The fair value of cash and short-term investments, accounts receivable, accounts payable, accrued liabilities and accrued wages and payroll taxes equals their carrying value due to the short-term nature of these items. The fair value of restricted cash is equal to the carrying value as the cash is invested in short-term high quality instruments. The fair value of the Company's investment in OGML cannot be determined with sufficient reliability, and information concerning the terms and conditions of this investment is contained in Note 11.

4.     INVENTORIES

                                                    December 31,                     December 31,
                                                         1996                             1995
                                                    ---------------                  --------------
                 Gold Inventory                           $384                          $   383
                 Materials and Supplies                    643                              749
                                                        ------                          -------
                                                        $1,027                          $ 1,132
                                                        ======                          =======

In December 1996, the Company initiated a program to discontinue alluvial mining operations conducted by SOTRAPMAG. An evaluation of the materials and supplies inventories held by SOTRAPMAG and used in the alluvial mining operations was conducted. As a result, inventories totaling $0.3 million were deemed obsolete and were charged to loss in 1996. (See Note 9.)

5.     LINE OF CREDIT

On September 5, 1996, the Company's approximately 68% owned subsidiary, Guyanor Ressources S.A. ("Guyanor"), under an agreement with a major commercial bank, borrowed $5.0 million. The debt was collateralized by cash balances of the Company totaling $5.25 million held as restricted cash. The line of credit bears interest at the bank's prime rate per year and is due in full by July 30, 1997. In November 1996, amounts owed under the line of credit by Guyanor were repaid in full. The line of credit remains available for use by Guyanor until the expiration date of July 30, 1997.

6.     ACQUISITIONS

VENHOLD INVESTMENTS

In July 1994, the Company, through its wholly owned subsidiary, Venezuela Investments Ltd., acquired a 59.3% interest in Venhold Investments (1994) Ltd. ("Venhold") through the purchase of common shares. Venhold held a 50.6% interest in VenStar Gold Ltd. ("VenStar"), a Venezuelan company which had interests in various mineral exploration properties in Venezuela. The resulting

(All tabular amounts in thousands of United States Dollars)



consolidation provided the Company with an approximate 30% indirect interest in the mineral properties. A wholly owned subsidiary of the Company managed the operations of VenStar pursuant to a management agreement. The purchase price of the interest was $3.0 million. Of this amount, payments totaling $2.4 million were contingent on resolution of certain title issues and other conditions. The acquisition was accounted for using the purchase method and the allocation of the net purchase price to identifiable assets did not result in any goodwill.

                 Assets acquired                                         $2,003
                 Liabilities assumed                                        (69)
                                                                         ------
                 Net assets                                               1,934
                 Less: Additional cash contributions made by
                    the Company prior to acquisition for
                    preferred shares                                       (125)
                                                                         ------
                 Adjusted net assets                                      1,809
                 Minority interest share of net asset
                    as of date of acquisition                            (1,209)
                                                                         ------
                 Net assets acquired before contingent
                    consideration                                        $  600
                                                                         ======

                 Consideration:
                 Cash before contingent consideration                    $  600
                                                                         ======
                 Cash acquired in acquisition                            $   34
                                                                         ======

The payment schedule for this remaining $2.4 million was as follows: $1.2 million in July 1995, $0.6 million in December 1995, and $0.6 million in July 1996. Pursuant to the purchase agreement, a payment of $0.6 million due in December 1994 was deferred until July 1995.

On July 18, 1995, the Company announced it gave notice to sellers of election to exercise their option to resell or "put" to the Seller their common and preferred shares in VenStar Gold Ltd. In February 1996, the Company determined that the capitalized deferred exploration costs were not recoverable in the foreseeable future. As such, all capitalized exploration costs were charged to property abandonment as of December 31, 1995. In June 1996, the Company agreed to a final termination and settlement agreement in connection with the "unwinding" of its purchase of an interest in VenStar. As a result, the Company received a cash reimbursement of $1.6 million and recorded a gain of $0.9 million in the period ended June 30, 1996. (See further discussion at Note 10).

SOCIETE DE TRAVAUX PUBLICS ET DE MINES AURIFPRES EN GUYANE ("SOTRAPMAG")

In October 1994, Guyanor acquired all of the outstanding shares of Societe de Travaux Publics et de Mines Auriferes en Guyane, societe a responsabilite limitee ("SOTRAPMAG"), a French company based in French Guiana, in consideration for FF21.8 million ($4.2 million), plus acquisition costs of $0.2 million. In addition, Guyanor repaid existing SOTRAPMAG long term debt of approximately $1.4 million immediately following the purchase. This debt is included in the net assets acquired. The acquisition has been accounted for using the purchase method. The Company's assessment of the fair market value equaled the carrying value for all identifiable assets and liabilities of SOTRAPMAG, except for mining and mineral exploration properties, which had a net book value of approximately $1.3 million at the date of acquisition and was increased by $3.1 million through the allocation of the purchase price.

(All tabular amounts in thousands of United States Dollars)




                  Assets acquired                                       $7,186
                  Liabilities assumed                                   (2,804)
                                                                        ------
                  Net Assets acquired                                   $4,382
                                                                        ======

                  Consideration:
                  Cash                                                  $4,154
                  Acquisition costs                                        153
                  Balance of purchase price due to seller                   75
                                                                        ------
                                                                        $4,382
                                                                        ======
                  Cash acquired in acquisition                          $   34
                                                                        ======

In connection with the purchase, the vendors agreed to indemnify Guyanor for any losses incurred as a result of misrepresentations made for an amount not to exceed FF4.0 million. As collateral for such indemnification, Guyanor held a balance of the purchase price of $0.3 million. As of December 31, 1995, all of this balance had been paid to the vendors. The period for which claims can be made under the indemnity was limited to six months from the date of acquisition. In the fourth quarter of 1996, the Company initiated a plan to discontinue the alluvial operations conducted by SOTRAPMAG (See Note 9).

7.     SALE OF COMMON SHARES AND WARRANTS BY SUBSIDIARIES

GUYANOR RESSOURCES S.A. PLAN OF ARRANGEMENT AND PUBLIC OFFERINGS

On March 14, 1995, the Company completed a Plan of Arrangement under the Canada Business Corporations Act involving its subsidiary, Guyanor. As part of the arrangement, the Company distributed to each of its shareholders one new Golden Star common share and one-fifth of one Class B common share in exchange for each outstanding Golden Star common share as at the record date for the arrangement. Prior to the effectiveness of the arrangement, Guyanor's share capital was increased to permit the issuance of additional common shares which were subdivided and redesignated as Class A common shares and to permit the creation and issuance of Class B common shares. The Class A common shares and Class B common shares are equal in all respects except the holders of Class A common shares are entitled to receive the par value of their Class A common shares in priority to holders of Class B common shares in the event of a distribution of assets upon liquidation, dissolution or winding up of Guyanor.

Concurrent with the arrangement, Guyanor completed an initial public offering in Canada of 6,000,000 Class B common shares at a price of Cdn$2.10 per share. The net proceeds of the offering, after commissions and expenses, were approximately $8.2 million (Cdn$11.6 million). As a result of this offering, the Company recorded a gain of $1.6 million in March of 1995.

Immediately prior to the effectiveness of the arrangement and the closing of the offering, the Company converted all of the outstanding debt owed to it at January 31, 1995 by Guyanor with accrued interest, aggregating $22.1 million, as follows: (i) Guyanor issued to the Company 13,250 common shares in exchange for $8.8 million in debts and accrued interest which, following subdivision and redesignation of the common shares as Class A common shares and the transfer to the Company by each holder of "qualifying" shares all but one common share, equaled 22.5 million Class A common shares, and (ii) 8,837,802 Class B common shares at an issue price of Cdn$2.10 per share reducing the debt by a

(All tabular amounts in thousands of United States Dollars)



further $13.3 million. After the arrangement and the public offering, the Company owned approximately 70% of the outstanding voting shares of Guyanor.

On October 30, 1996, Guyanor obtained the approval of a final prospectus entitling Guyanor to list its Class B common shares for trading on the Nouveau Marche of the Bourse de Paris in France, and for the sale of 1.0 million of its Class B shares (the "Offering"). Trading of Guyanor's Class B shares on the Nouveau Marche began on October 30, 1996. The offering of Guyanor shares in Europe was completed on November 5, 1996, and as a result, Guyanor received net proceeds of approximately FF45.5 million (approximately $8.9 million), and the Company's interest in Guyanor was reduced to approximately 68%. Because the price per Class B share issued exceeded the net book value per common share (including both Class A and Class B shares), the Company recorded a gain of approximately $5.4 million in connection with this transaction.

ISSUANCES OF COMMON SHARES AND WARRANTS BY PAN AFRICAN RESOURCES CORPORATION

On November 7, 1994, the Company's wholly owned subsidiary Pan African Resources Corporation ("PARC") completed an equity financing of 2.4 million units for Cdn$0.45 per unit. Each unit consisted of one PARC common share and one PARC common share purchase warrant. The net proceeds of the placement was $0.8 million. In addition, the Company subscribed for 1.5 million common share purchase warrants of PARC, whereby each warrant entitled the holder to purchase one common share of PARC for Cdn$0.70. As a result of the offering, the Company's ownership percentage of PARC was reduced to approximately 91.4%. Because the price per common share issued exceeded the net book value per common share, a gain of $0.7 million was recorded by the Company in connection with this transaction.

On May 15, 1995, the Company exercised 1.5 million warrants to purchase PARC common shares, after extension of the exercise period by PARC. In consideration for the exercise price of the warrants, the debt due to the Company by PARC was reduced by $0.8 million. In addition, 2,374,000 common share purchase warrants held by third parties were exercised in May for total net proceeds of $1.2 million. The remaining outstanding 26,000 warrants expired. Because the price per common share issued exceeded the net book value per common share, a gain of $0.9 million was recorded by the Company in connection with this transaction. As of December 31, 1995, the Company beneficially owned approximately 85% of the outstanding common shares of PARC.

On February 5, 1996, Pan African Resources Corporation, a Yukon company ("PARC Yukon"), and a subsidiary of the Company, completed a private placement of 13.2 million units at Cdn$1.00 per unit. Each unit consisted of one common share and one-half of one common share purchase warrant of PARC Yukon. Each whole warrant ("Series A Warrant") entitled the holder to purchase one common share of PARC Yukon at Cdn$1.25 until November 1, 1996. The private placement generated net proceeds of approximately $9.0 million after payment of commissions and expenses. Because the price per common share issued exceeded the net book value per common share, a gain of approximately $2.0 million was recorded by the Company in the first quarter of 1996. During the year ended December 31, 1996, PARC (as defined below) received $1.0 million in proceeds from exercise of 1,063,500 of the Series A warrants. On October 31, 1996, PARC (as defined below) extended the exercise date of its $1.25 Series A Warrants issued from November 1, 1996, to January 31, 1997. On January 31, 1997, the remaining 5,536,500 unexercised warrants expired.

(All tabular amounts in thousands of United States Dollars)



On February 6, 1996, PARC Yukon was amalgamated under the Yukon Business Corporation Act with Humlin Red Lake Mines Limited, an Ontario corporation ("Humlin"). As a result of the amalgamation, each share issued under the PARC Yukon private placement was deemed exchanged for 1.001 share of PARC (as defined below) and each series A Warrant was deemed exchanged for one PARC (as defined below) Series A Warrant. As a result of the private placement and the amalgamation, the Company's interest was reduced to approximately 60% of the
45.3 million outstanding shares of Pan African Resources Corporation, the amalgamated company. PARC, as a result of the amalgamation, became a publicly traded company in Canada on February 8, 1996, with its common shares quoted on the Canadian Dealing Network.

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

8.     ASSETS HELD FOR SALE

Effective February 27, 1995, the Company sold equipment and inventories related to its drilling department and activities to Major Drilling Group International Inc. ("Major"). The purchase price for the assets was $0.8 million, which was satisfied by the issuance of 173,957 common shares of Major, at a deemed price of Cdn$6.50 per share. The Company recorded the assets held for sale at their net realizable value as of December 31, 1994 and recognized a loss on the sale of the assets of $0.5 million in 1994. The Major common shares were recorded as marketable equity securities by the Company as of December 31, 1995. In 1996, the Company sold the Major common shares and recorded a gain of $0.1 million on the sale.

9.     SUSPENSION OF ALLUVIAL MINING OPERATIONS AT SOTRAPMAG

The alluvial operations being conducted through SOTRAPMAG experienced continuing operating losses since its acquisition in 1994. Outside consultants engaged in 1996 to review the operations and make recommendations on how to render the operations profitable concluded that without a significant capital investment to increase production, changes in certain work practices and a reduction in fuel taxes, the operation could not achieve profitability. As a result of these conclusions, in the fourth quarter of 1996, management decided to discontinue the alluvial operations conducted by SOTRAPMAG.

The Company, through its ownership interest in Guyanor, incurred fourth quarter charges to 1996 earnings totaling $3.2 million, including $0.8 million resulting from the write-down of certain fixed assets and inventories, $1.1 million for the write-down of certain capitalized exploration costs related to

(All tabular amounts in thousands of United States Dollars)



the alluvial mining operations, $0.1 million for accrual of land rehabilitation and mine closure costs, and $1.1 million for accrual of the severance and other social costs associated with the discontinuation of alluvial production. All accruals for future obligations are included in current liabilities. Guyanor expects that certain fixed assets, equipment and inventories owned by SOTRAPMAG will be utilized in the ongoing exploration at the Paul-Isnard project area and were not subject to a write-down. The amount of severance and other costs associated with the discontinuation of alluvial production are contingent upon negotiations with representatives of the workers and the French government.
The French government was formally notified of the closure plans in January 1997. In March 1997, the deadline for French government opposition to the closure plan passed, with no such opposition expressed by the government. Closure of the plant and processing facilities and land rehabilitation are scheduled to be completed by the end of the second quarter of 1997. Relocation and retraining of certain employees, as well as company-provided outplacement services is anticipated to be complete by the end of the third quarter of 1997. The Company also expects to incur operating losses of approximately $0.5 million during the shut-down process during the first quarter of 1997.

(All tabular amounts in thousands of United States Dollars)



10.     DEFERRED EXPLORATION

                                                                        December 31,           December 31,
                                                                            1996                   1995
                                                                        ------------           ------------
 GUYANA
         Eagle Mountain                                                    $  111                $     38
         Quartz Hill                                                        1,347                   1,347
         Upper Potaro Diamond / Amatuk Diamond                              1,010                     836
         Mazaruni / Upper Mazaruni Diamond                                  2,729                   2,028
         Five Star Diamond                                                  1,097                     389
         Wenamu Gold                                                          512                     512
         Five Stars Gold                                                    5,767                   3,651
         BHP Gold Projects                                                    151                       -
         Guyana Diamond Permits                                                27                       -
         Other                                                              1,376                   1,171
                                                                           ------                   -----
                                                                           14,127                   9,972
                                                                           ------                   -----

 SURINAME

         Benzdorp / Lawa                                                    3,341                   2,842
         Gross Rosebel                                                      9,494                   6,286
         Headley's Right of Exploration                                       311                     311
         Thunder Mountain                                                     453                     405
         Saramacca                                                          1,569                   1,255
         Sara Kreek                                                           155                     131
         Tempati Reconnaissance                                               161                       -
         Tapanahony Reconnaissance                                             86                       -
         Kleine Saramacca                                                     104                       -
         Lawa / Antino                                                        764                       -
         Suriname Diamond Projects                                            310                       -
         Ulemani Reconnaissance                                                53                       -
         Other Exploration Projects                                            20                       -
         Other                                                                232                     226
                                                                           ------                  ------
                                                                           17,053                  11,456
                                                                           ------                  ------


 FRENCH GUIANA (GUYANOR RESSOURCES S.A.)
         Dorlin                                                               628                     609
         St-Elie                                                            1,973                   1,973
         Dieu-Merci                                                           382                       -
         Yaou                                                               7,087                   6,991
         Paul-Isnard / Eau Blanche                                          3,629                   3,629
         SOTRAPMAG                                                          1,520                   1,161
         Dachine                                                              575                     449
         Other Diamond Projects                                               204                       -
         Other                                                              1,331                   1,295
                                                                           ------                  ------
                                                                           17,329                  16,107
                                                                           ------                  ------

(All tabular amounts in thousands of United States Dollars)



                                                                                  December 31,              December 31,
                                                                                      1996                      1995
                                                                                  ----------                ------------
 AFRICA (PAN AFRICAN RESOURCES CORPORATION)
         Gabon / Eteke                                                            $         -                $  5,247
         Mali / Dioulafoundou                                                           2,763                   1,940
         Mali / Melgue                                                                     56                       -
         Mali / Other                                                                      30                       -
         Ivory Coast / Comoe                                                            3,951                   2,859
         Ethiopia / Dul                                                                     -                   2,635
         Eritrea / Galla Valley                                                         1,317                     426
         Eritrea / Other                                                                   55                       -
         Kenya / Ndori                                                                    901                       -
         Other                                                                             53                       -
                                                                                      -------                 -------
                                                                                        9,126                  13,107
                                                                                      =======                 =======

 LATIN AMERICAN (SOUTHERN STAR RESOURCES LTD.)
         Brazil / Andorinhas                                                            3,547                     123
         Brazil / Abacaxis                                                              1,375                     162
         Brazil / Other                                                                   583                     129
         Bolivia / San Simon                                                              858                     205
         Bolivia / Sunsas                                                                 221                       6
         Bolivia / Other                                                                  502                     167
                                                                                      -------                 -------
                                                                                        7,086                     792
                                                                                      -------                 -------
 OTHER                                                                                      -                      13
                                                                                      -------                 -------
 TOTAL DEFERRED EXPLORATION COSTS                                                     $64,721                 $51,447
                                                                                      =======                 =======

(All tabular amounts in thousands of United States Dollars)



DEFERRED EXPLORATION BY COUNTRY / GEOGRAPHIC REGION

                                                                 FRENCH                              LATIN
                              TOTAL       GUYANA    SURINAME     GUIANA     VENEZUELA    AFRICA     AMERICA      OTHER
                              --------------------------------------------------------------------------------------------
 DECEMBER 31, 1993            $24,555     $ 9,231     $ 5,038    $ 9,933      $  273     $     -     $     -       $  80

 Deferred Exploration
    Expenditures               19,238       5,353       6,101      2,434       2,168       3,111          71           -

 Additions & Acquisitions       6,601           -           -      4,026        1,752        823           -           -
 Write-offs & Property
    Abandonments               (6,401)     (6,401)          -          -           -           -           -           -
 Joint Venture Recoveries      (4,152)       (353)     (2,294)    (1,505)          -           -           -           -
 Net Drilling (Recoveries)
    Expenditures                 (580)       (418)       (268)       106           -           -           -           -
 Reclass to other
    properties                   (309)          -           -          -        (273)          -           -         (36)
                              --------------------------------------------------------------------------------------------
 DECEMBER 31, 1994             38,952       7,412       8,577     14,994       3,920       3,934          71          44


 Deferred Exploration
    Expenditures               29,844       4,358       6,924      6,547       1,398       9,872         745           -
 Additions & Acquisitions         775          29           -          -           -         705          41           -
 Write-offs & Property
    Abandonments               (8,750)     (1,786)          -       (156)     (5,318)     (1,404)        (65)        (21)
 Joint Venture Recoveries      (9,485)          -      (4,313)    (5,172)          -           -           -           -
 Net Drilling (Recoveries)
    Expenditures                  121         (41)        268       (106)          -           -           -           -
 Reclass to other
    properties                    (10)          -           -          -           -           -           -         (10)
                              --------------------------------------------------------------------------------------------
 DECEMBER 31, 1995             51,447       9,972      11,456     16,107           -      13,107         792         $13


 Deferred Exploration
    Expenditures               33,481       3,482      11,232      8,878           -       5,121       4,768
 Additions & Acquisitions       4,279         812         770        403           -         768       1,526
 Write-offs & Property
    Abandonments              (10,365)         (9)          -     (1,126)          -      (9,230)          -
 Joint Venture Recoveries     (13,468)       (130)     (6,405)    (6,933)          -           -           -
 Proceeds From Sale of
    Property Interest            (640)          -           -          -           -        (640)          -
 Reclass to other
    properties                    (13)          -           -          -           -           -           -         (13)
                              ============================================================================================
 DECEMBER 31, 1996            $64,721     $14,127     $17,053    $17,329           -      $9,126       $7,086        $-
                              ============================================================================================

In 1997, the Company is required to make property rental payments and minimum exploration expenditures totaling $8.9 million in order to maintain its current property interests per existing mineral agreements.

In December 1996, PARC was granted an option by San Martin Mining and Investment Company Limited ("San Martin") relating to the Ndori property in Kenya. Under the terms of PARC's option to acquire 75% of the Ndori property, PARC has made payments to San Martin totaling $0.6 million and must make minimum annual expenditures of $0.6 million for each of two years. In addition, PARC must relinquish 50% of the original property area after 24 months and a further 25% of the original area after 36 months.

In January 1997, PARC announced the sale of its 80% interest in Lafayette Mining Gabon Ltd. ("LMGL"), the indirect holder of the Eteke Exploration Permit, to Lafayette Holdings Corp., the 20% minority interest owner of LMGL. Lafayette Holdings Corp. exercised its right of first refusal under

(All tabular amounts in thousands of United States Dollars)



the LMGL shareholder agreement and purchased PARC's 80% interest in LMGL for $640,000. As a result, the Company wrote off deferred exploration expenses related to the Eteke Exploration Permit totaling $5.3 million in the fourth quarter of 1996. The Company's share of this charge, after minority interest, was $3.1 million.

The Company also incurred a charge to earnings in the fourth quarter of 1996 of $4.0 million for write-down of capitalized costs for the Dul Mountain Project in Ethiopia. The majority of the property area did not meet the Company's standards and the Company intends to relinquish approximately 75% of the Concession area, with minimal work on the area budgeted for 1997. The Company's share of this write-down was $2.3 million after minority interest.

In the fourth quarter of 1996, the Company decided to discontinue alluvial mining operations at SOTRAPMAG and, as a result, wrote-off certain capitalized exploration costs related to the alluvial operations in 1996 totaling $1.1 million. (See Note 9.)

On December 8, 1995, the Company announced its plan to write off past expenditures covering the Baomahun gold property in Sierra Leone, Africa. On October 19, 1994, PARC signed an option agreement covering the Baomahun property. Due to increasing security problems and civil unrest in Sierra Leone, the Company announced a temporary suspension of activities in Sierra Leone on March 6, 1995. Since that time, the Baomahun option agreement has been under force majeure. The decision to write off the expenditure is a result of the 1996 budgeting and project prioritization process for PARC and recognition of continuing security problems and civil unrest in Sierra Leone that may not be resolved in the near term. The expenditures in Sierra Leone written off by the Company in the fourth quarter of 1995 totaled $1.2 million.

In addition, certain 1994 capitalized exploration expenditures for PARC totaling $0.2 million were charged to property abandonments as of December 31, 1995, as the exploration areas associated with these costs will not be pursued in the foreseeable future.

As a result of the 1996 budgeting process and related project prioritization, the Company decided to charge costs related to various exploration prospects in Latin America by Southern Star to exploration expense as of December 31, 1995. The charge against earnings was $0.9 million. In addition, certain related costs incurred during 1994 were charged to property abandonment, totaling $0.1 million.

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

In February 1996, Lindley indicated to the VenStar Purchasers that it would not pay the amounts owed under the Put Option until it had found another purchaser or joint venture partner for the Venezuelan properties. As a result of the notification, the Company incurred a charge of $4.5 million to write off the capitalized deferred exploration in Venhold Investments (1994) Ltd., and the related entities as of December 31, 1995. The Company's share of this charge, after minority interest, was $1.4 million.

(All tabular amounts in thousands of United States Dollars)



The Company also wrote off $0.8 million in costs incurred by the Company related to the Venezuelan properties.

In June 1996, Lindley informed the Company that it had found a purchaser for the Venezuelan properties and intended to pay the amounts owed under the Put Option. The Company agreed to a final termination and settlement agreement in June 1996 in connection with the "unwinding" of its purchase of an interest in VenStar. Under the terms of the settlement, the Company, through Venhold, received a cash reimbursement in the amount of $1.6 million from Lindley, consisting of $1.3 million in cash from Lindley and $0.3 million in cash held in the management company. This amount represents a recovery of certain purchase price payments and exploration expenditures incurred through July 18, 1996, which were previously written off. As such, the Company recorded a gain of approximately $0.9 million in the second quarter of 1996 as a result of the transaction, and has no remaining interests in Venezuela at this time.

On July 11, 1995, the Company gave formal notice to the Company's joint venture partner of its election not to exercise its option on the Aranka property in Guyana and to terminate its agreement relating thereto. This decision was made during the second quarter of 1995 after the Company's geologists concluded that the geological potential of the property failed to meet the company's standards for further exploration and development. The charge against earnings for the year ended December 31, 1995 is $1.4 million. In addition, $0.4 million of capitalized costs were charged to property abandonment for a prospecting area in Guyana which will not be pursued in the future.

On March 31, 1993, Guyanor signed an option agreement with CME under which it could earn a 100% interest in an exploration permit on a property known as EspJrance. In March 1995, Guyanor elected not to exercise this option. The option lapsed on March 31, 1995. This decision was made after Guyanor's geologists concluded that the potential for a large tonnage disseminated gold deposit on the property was limited. The charge against earnings for the twelve months ended December 31, 1995 was $0.2 million.

During 1994, the Company abandoned its work program and relinquished its mineral rights in two of three contiguous prospecting licenses known at the Mahdia Prospect, and returned them to the Government of Guyana. The decision to relinquish the licenses was based on a thorough review by a potential partner which declined to develop the project. The known deposit did not prove, in view of the economic terms of the Mineral Agreement and other factors, to meet the standards required by the Company. The charge against earnings for the period ended December 31, 1994 was $6.4 million.


The Company's drilling program during 1994 resulted in cost recoveries whereby revenue earned through drilling for third parties exceeded the cost of drilling both for third parties' and the Company's drilling projects. The net credit amounts are reflected as a reduction of deferred exploration, with individual projects bearing the net cost of their drilling programs. The Company sold the assets associated with the drilling department in February 1995 and discontinued its drilling efforts (see Note 8).

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

(All tabular amounts in thousands of United States Dollars)



11.     INVESTMENT IN OMAI GOLD MINES LIMITED

During 1991, the Company acquired a 35% common share equity interest for a nominal amount in Omai Gold Mines Limited ("OGML"), a Guyanese company established to build and operate the Omai Mine in Guyana. This common share equity interest was reduced to 30% on April 1, 1993 pursuant to the exercise of an option granted to Cambior.

In addition, the Company received approximately $11.0 million of Class "I" redeemable preferred shares of OGML in recognition of cumulative exploration costs amounting to $5.0 million incurred to date by the Company on the Omai project with the remainder incurred by a former joint venture partner. In accordance with the Omai Mineral Agreement these preferred shares are required to be redeemed quarterly with a minimum redemption amount equal to 10% of the operating cash flow, as defined, of OGML. The Company received preferred share redemptions of $ 1.0 million, $1.2 million and $1.1 million in 1994, 1995 and 1996 respectively. These amounts are allocated to the Investment in OGML account and to Premium on Omai Preferred Share Redemption on the basis of the Company's share of costs incurred as a percentage of the total value of the Class "I" preferred shares.

Under the equity method of accounting, equity investors are required to record their share of the net loss of the investee to the extent that these losses do not exceed the investment in common share equity of the investee. Accordingly, the Company has not recorded its share of OGML's loss for the years ended December 31, 1994, 1995 and 1996. The Company will commence recognition of equity income when its share of accumulated income exceeds the amount of unrecognized equity losses.

(All tabular amounts in thousands of United States Dollars)



Details regarding the Company's investment in the common and preferred share equity and its share of equity losses not recorded are as follows:

                                                             Common             Preferred
                                                             Shares                Shares
                                                             -------               ------
         December 31, 1993                                       -                 $ 4,802
         Less:
         Preferred Share Redemptions                             -                  (1,005)
         Add:
         Premium on Preferred Share Redemptions                  -                     549
                                                         ---------               ----------
         December 31, 1994                                $      -                 $ 4,346
         Less:
         Preferred Share Redemptions                             -                  (1,209)
         Add:
         Premium on Preferred Share Redemptions                  -                     661
                                                         ---------                ---------
         December 31, 1995                                $      -                 $ 3,798
         Less:
         Preferred Share Redemptions                             -                  (1,145)
         Add:
         Premium on Preferred Share Redemptions                  -                     626
                                                         ---------                ---------
         December 31, 1996                               $       -                  $3,279
                                                         =========                  =======

         THE COMPANY'S SHARE OF
           ACCUMULATED LOSSES AT:
                 December 31, 1994             $(2,672)
                                               ========
                 December 31, 1995             $(3,401)
                                               ========
                 December 31, 1996             $(2,713)
                                               ========

(All tabular amounts in thousands of United States Dollars)



SUMMARIZED FINANCIAL INFORMATION OF OGML:

                                                                          As of December 31,
                                                                     1996                   1995
                                                                   --------               --------
 Current assets                                                    $ 29,923              $  24,767
 Non-current assets                                                 219,997                212,527
 Current liabilities                                                 25,904                 29,076
 Non-current liabilities                                            180,938                164,280
 Redeemable preferred shares:
         Class I                                                      7,886                  8,372
         Class II                                                     2,919                  2,919
         Class III                                                 $ 50,242              $  45,466

                                                           For the Years Ended December 31,
                                                     1996                1995                1994
                                                   --------            --------            --------
 Revenues                                           $107,199           $ 74,622             $ 98,688
 Expenses                                            104,463             78,584              100,956
 Net income (loss)                                  $  2,736           $ (2,125)            $ (1,503)

At December 31, 1996 and 1995, the difference between the Company's carrying value of its investment in OGML and its equity share of net assets was as follows:

                                                                         As of December 31,
                                                                    1996                   1995
                                                                   --------               --------
 30% of OGML net assets                                             $12,923               $13,181
 Carrying value of investments                                        3,279                 3,798
                                                                    -------               -------
 Difference                                                         $ 9,644               $ 9,383
                                                                    =======               =======



This difference between the Company's equity share of OGML net assets and its carrying value has not been recorded.

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

As a consequence of the Omai tailings dam failure, OGML has been named as a defendant in a variety of civil proceedings in Guyana. Such proceedings are currently being settled, without admission of liability, or being contested in good faith, as applicable. Amounts claimed under currently instituted proceedings against OGML do not exceed $1.5 million in the aggregate and insurance coverage may be available to OGML in relation to a substantial portion of these claims.

OGML and its shareholders, including the Company, may become involved as defendants, plaintiffs or otherwise in a variety of additional legal proceedings in Guyana or elsewhere in relation to this incident. There can be no assurance that such additional litigation will not result in material additional costs arising from out-of-court settlements, damage awards or other sanctions against OGML or

(All tabular amounts in thousands of United States Dollars)



the Company. Moreover, there can be no assurance that all or any of such additional costs will be covered by appropriate insurance.

12.     FIXED ASSETS

                                                        December 31,                      December 31,
                                                          1996                              1995
                                                     -------------                   -----------------
Building                                                   $1,833                          $   903
Machinery & equipment                                       4,676                            4,134
                                                           -------                          -------
                                                            6,509                            5,037
Accumulated depreciation                                   (2,843)                          (1,410)
                                                           -------                          -------
                                                           $3,666                           $3,627
                                                           ======                           ======

In December 1996, the Company initiated a program to discontinue alluvial mining operations conducted by SOTRAPMAG. An evaluation of the fixed assets held by SOTRAPMAG and used in the alluvial mining operations was conducted. As a result, fixed assets totaling $0.4 million were deemed obsolete and were charged to income for 1996. (See Note 9.) In addition, certain fixed assets have been identified for future sale. The net book value of these assets as of December 31, 1996 is $0.5 million. The Company does not have a purchaser identified for these assets and there can be no assurance that these assets will be sold in 1997. As such, the assets are recorded as non-current.

13.     LONG-TERM DEBT

In connection with the acquisition of SOTRAPMAG (see Note 6) in October 1994, the Company repaid existing SOTRAPMAG long term debt of approximately $1.4 million, bearing 7.5% interest, immediately following the purchase.

14.     SHARE CAPITAL

a)  ISSUANCE OF SHARE CAPITAL

On September 25, 1996, the Company filed with the U.S. Securities and Exchange Commission (the "SEC") a shelf Registration Statement, with respect to the proposed issuance by the Company from time to time of up to $75.0 million of its common shares, preferred shares, convertible debt securities and/or warrants. On November 6, 1996, the Company filed an amendment to the Registration Statement with the SEC and the Registration Statement as amended was deemed effective on November 8, 1996.

On October 15, 1996, the Company filed with nine Canadian provincial securities commissions a short-form shelf prospectus, with respect to the proposed issuance by the Company from time to time of up to 5.0 million common shares and/or 5.0 million common share purchase warrants and a short-form shelf prospectus with respect to the proposed issuance from time to time of up to $75.0 million of convertible debt securities. The final short-form shelf prospectuses were filed on November 7, 1996, and the filings became effective on November 8, 1996.

No shares were issued under either the Registration Statement or the Canadian prospectuses as of December 31, 1996.

(All tabular amounts in thousands of United States Dollars)



On March 6, 1996, the Company effected a public offering in Canada of 1.75 million units at a price of Cdn$10.50 per unit for total proceeds of $12.9 million (Cdn$18.375 million). Each unit consists of one common share and one-half of a common share purchase warrant. Each whole warrant is exercisable into one common share of the Company for a period of 12 months at a price of Cdn$11.00.

b)  STOCK OPTION PLANS

STOCK OPTIONS

Options granted pursuant to the 1992 Non-Discretionary Directors' Stock Option Plan ("DSOP") as amended (as approved by the shareholders) and the 1992 Employees' Stock Option Plan ("ESOP") are non-assignable and are exercisable for a period of ten years or such other date as stipulated in a stock option agreement between the Company and an optionee. The maximum number of common shares issuable under the DSOP is 627,500 and under the ESOP is 3,591,994. The number of common shares vested and exercisable under these plans at December 31, 1996 and 1995 was 2,221,227 and 2,341,300, respectively.

STOCK OPTION LOANS

As of December 31, 1996 and 1995, employees had exercised their rights under employee stock option loan agreements and purchased 1,029,012 and 450,192 common shares, respectively, against which there were outstanding loans of $4.0 million and $1.2 million, respectively. Of the 1996 and 1995 outstanding loan balances, approximately $4.0 million and $1.1 million, respectively, relates to loans to two officers of the Company. These loans are non-interest bearing and must be repaid within five years from the date of exercise unless the loan term is extended by vote of the Board of Directors. The shares are held by a trustee and, in the event of non-payment, the sole recourse for repayment and recovery of the loans shall be as against pledged shares. In the event that the loans are not repaid and the shares are sold at a loss, only the net proceeds will be credited to share capital. The average exercise price of the underlying shares regarding outstanding loans as at December 31, 1996 and 1995 was Cdn$5.26 and Cdn$3.37, respectively. The loans outstanding at December 31, 1996, are due as follows:

         1997      $  499
         1998          19
         1999         497
         2000          94
         2001       2,903
                   ------
                   $4,012
                   ======

(All tabular amounts in thousands of United States Dollars)



SCHEDULE OF STOCK OPTION ACTIVITY

                                                SHARES UNDER OPTION                          PRICE (CDN$)
                                               ESOP               DSOP                ESOP                  DSOP
                                               ----               ----                ----                  ----
 SHARES UNDER OPTION AT
 DECEMBER 31, 1993                               1,504,192          227,500     $2.30 TO $17.10        $2.30 TO $14.85

 Activity:

 Granted                                          510,400           115,000     $11.93 to $17.70      $13.75 to $16.88
 Exercised                                       (324,000)                -     $2.30 to $12.15               -
 Canceled                                         (35,500)                -     $5.50 to $17.70               -
                                                ----------        ---------

 SHARES UNDER OPTION AT DECEMBER 31,
 1994                                            1,655,092          342,500     $2.30 TO $17.10        $2.30 TO $16.88

 Activity:

 Granted                                        1,101,550            80,000      $6.38 to $9.38        $8.67 to $10.50
 Exercised                                        (62,192)          (32,500)     $2.30 to $5.50        $2.30 to $4.50
 Canceled                                         (92,900)                -     $9.38 to $17.10               -
                                                ----------     ------------

 SHARES UNDER OPTION AT DECEMBER 31,
 1995                                           2,601,550           390,000     $2.76 TO $17.00        $2.76 TO $16.88

 Activity:

 Granted                                          862,250           130,000     $18.45 to $23.00       $9.50 to $24.40
 Exercised                                     (1,039,469)          (20,000)    $2.76 to $16.20        $2.76 to $8.67
 Canceled                                         (40,100)                -     $7.63 to $16.20               -
                                               -----------         --------

 SHARES UNDER OPTION AT DECEMBER 31,
 1996                                            2,384,231          500,000     $2.76 TO $23.00        $2.76 TO $24.40
                                                 =========        ==========


c)  STOCK BONUS PLAN

In December 1992, the Company established an Employees' Stock Bonus Plan (the "Bonus Plan") for any full-time or part- time employee (whether or not a Director) of the Company or any of its subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors of the Company (currently the Compensation Committee) may grant bonus common shares on terms that the Compensation Committee may determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The maximum number of common shares issuable under the Bonus Plan is 320,000.

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

(All tabular amounts in thousands of United States Dollars)



As of December 31, 1996, no additional amounts have been paid by the Company for any related tax liabilities of these employees.

On April 1, 1995, a total of 10,208 bonus common shares were issued to certain employees under the Bonus Plan. On January 1, 1996, bonuses totaling $0.2 million were declared for certain employees under the Bonus Plan as compensation for 1995. A total of 30,712 common shares were issued in January 1996 pursuant to the January 1, 1996 bonuses. In connection with the bonus common shares allocated to them, each of the employees is responsible to pay any applicable income taxes which may be payable by them as a result of the issuance of such bonus common shares. Compensation expense related to bonuses under the Bonus Plan during the year ended December 31, 1995 of $0.8 million is included in the determination of net loss.

d)  WARRANTS

The Company issued 500,000 (1,000,000 before the consolidation referred to in Note 1) Special Units in March of 1992 receiving net consideration of Cdn$1.0 million. Each Special Unit entitled the holder thereof, at no additional charge, to one common share and one common share purchase warrant. As a result of the amalgamation the units were exchanged for one common share and one common share purchase warrant. The warrants had an exercise price to September 23, 1992 of Cdn$2.34 per share, to March 23, 1993 of Cdn$2.50 per share, and to March 23, 1994 of Cdn$3.00 per share. As at December 31, 1994, all of these warrants were exercised.

The Company issued 1.2 million Special Warrants in March of 1993 at a price of Cdn$9.25 per Special Warrant. Each Special Warrant entitled the holder thereof, at no additional charge, to one unit consisting of one common share and one common share purchase warrant. Two common share purchase warrants entitled the holder to purchase one additional common share at Cdn$10.25 until February 15, 1994, and thereafter at a price of Cdn$11.00 until August 15, 1994. During 1994, 952,500 common share purchase warrants (representing 476,250 common shares) were exercised and the remaining 50,000 warrants expired.

The Company issued 1.5 million Special Warrants in June of 1993 at a price of Cdn$14.25 per Special Warrant. Each Special Warrant entitled the holder thereof, at no additional charge, to one common share.

On February 2, 1994, the Company closed a private placement of 2.5 million Special Warrants at a price of Cdn$21.00 per Special Warrant for gross proceeds of Cdn$52.5 million. Each Special Warrant entitles the holder thereof to receive one common share and one half of one common share purchase warrant at no additional cost. One whole common share purchase warrant was exercisable at a price of Cdn$25.00 up to July 31, 1995. As a result of the Plan of Arrangement between the Company and its shareholders effected on March 14, 1995, a warrant holder is entitled to receive, upon the exercise of two warrants and a payment of Cdn$25.00, one common share of the Company and one-fifth of one Class B common share of Guyanor. On July 24, 1995 the Company announced that it obtained all necessary approvals for a one-year extension of the expiration date of the Company's common share purchase warrants to July 31, 1996. During 1996, 129,250 of the Company's common share purchase warrants were exercised for proceeds of $2.4 million. On July 31, 1996, the remaining 1,120,750 of these warrants expired unexercised.

(All tabular amounts in thousands of United States Dollars)



On March 6, 1996, the Company completed a public offering in Canada of 1.75 million units at a price of Cdn$10.50 per unit for total proceeds of $12.9 million (Cdn$18.375 million). Each unit consists of one common share and one-half of a common share purchase warrant. Each whole warrant is exercisable into one common share of the company for a period of 12 months at a price of Cdn$11.00. During 1996, 201,800 of the Company's Cdn$11.00 warrants were exercised for proceeds of $1.6 million.

e)  SHAREHOLDER RIGHTS PLAN

In April 1996, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan is designed to expire in June 1999. Under the Rights Plan, the Company issued one right (a "Right") for each common share of the Company outstanding on April 24, 1996. The Company will also issue one Right for each common share issued in the future. The Rights were issued pursuant to the Rights Agreement dated April 24, 1996, between the Company and The R-M Trust Company as rights agent. Each Right will entitle the holder to purchase from the Company one common share at $200, subject to adjustments and the provisions of the Rights Plan. The Board may, at any time, redeem the rights until their expiration and may amend the rights under certain limited circumstances until they become exercisable.

f)  OTHER

Under the terms of an agreement dated September 10, 1987, South American acquired all of the outstanding interest in the GuyGold Syndicate ("Syndicate") for consideration of Cdn$1,750,000. The assets of the Syndicate consisted of interest in mineral properties, each of which consisted of a 20 square mile block, pursuant to an agreement negotiated with the Government of Guyana. As at December 31, 1996, all of the mineral properties were abandoned except for the Quartz Hill property. A further 76,923 common shares will be issued if and when Quartz Hill is brought into production. All members of the Syndicate were directors or former directors of the Company and three were former officers. The Company's potential obligations under this agreement may be affected by the terms of the new agreement with OGML (see Note 19).

15.     INCOME TAXES

Losses carried forward for income tax purposes in Canada, approximating Cdn$23.3 million are available for the reduction of future years' taxable incomes. These losses expire as follows (in thousands):

                                   CDN$
                                   ----
         1997                     3,081
         1998                     2,515
         1999                     2,266
         2000                     1,664
         2001                     1,702
         2002                     5,524
         2003                     6,525
                                -------
         Total                  $23,277
                                =======

(All tabular amounts in thousands of United States Dollars)



No recognition has been given in these financial statements to any potential tax savings that may arise from the application of these losses.

16.     OPERATIONS BY GEOGRAPHIC AREA

Information on the Company's continuing operations by geographic area for the years ended December 31, 1996, 1995 and 1994 is shown below. During the periods presented, the Company had one customer who accounted for 100% of sales. However, because the Company is principally selling a commodity, concentration of credit risk is not considered significant.

                                                            OPERATING              NET               IDENTIFIABLE
                                                            REVENUES               (LOSS)                ASSETS
 1996
         South America                                       $1,811               $(5,760)               $65,283
         Africa                                                 224                (5,706)                12,893
         Corporate                                              766                 3,686                 18,107
------------------------------------------------------------------------------------------------------------------
 Total                                                       $2,801               $(7,780)               $96,283
==================================================================================================================
 1995
         South America                                       $4,435               $(8,978)               $48,430
         Africa                                                   1                (2,288)                13,383
         Corporate                                            1,154                  (915)                15,796
------------------------------------------------------------------------------------------------------------------
 Total                                                       $5,590              $(12,181)               $77,609
==================================================================================================================
 1994
         South America                                      $   736              $ (7,848)               $41,666
         Africa                                                   -                     -                  3,934
         Corporate                                            2,000                  (937)                39,940
------------------------------------------------------------------------------------------------------------------
 Total                                                       $2,736              $ (8,785)               $85,540
==================================================================================================================

17.     GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED
        STATES

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with accounting principles generally accepted in the United States. Differences which materially affect these consolidated financial statements are:

(a) For United States GAAP ("U.S. GAAP") exploration and general and administrative costs related to projects are charged to expense as incurred. As such, the majority of costs charged to Exploration Expense and Abandonment of Mineral Properties under Canadian GAAP would have been charged to earnings in prior periods under U.S. GAAP. Property acquisition costs are capitalized for both Canadian and U.S. GAAP.

(b) For periods prior to May 15, 1992 (the "amalgamation"), the Company's reporting currency was the Canadian dollar. Subsequent to the Company's amalgamation and moving of corporate headquarters to the United States, the reporting currency was changed to the U.S. dollar. As such, for the financial statements for the period prior to May 15, 1992, the Company's

(All tabular amounts in thousands of United States Dollars)



         financial statements were translated into U.S. dollars using a translation of convenience. U.S. GAAP requires translation in accordance with the current rate method.

(c) Under U.S. GAAP, the investment in OGML would have been written off in prior years and, therefore, the entire Omai Preferred Share Redemption would have been included in income. Under Canadian GAAP a portion of the Omai Preferred Share Redemption is included in income with the remainder reducing the carrying value of the Company's preferred stock investment.

(d) U.S. GAAP requires that compensation expense be recorded for the excess of the quoted market price over the option price granted to employees and directors under stock option plans, since the Company has adopted the disclosure provisions of SFAS 123 "Accounting for Stock Compensation". Under Canadian GAAP, no compensation expense is recorded for such awards.

(e) Canadian GAAP allows classification of investments which are capable of reasonably prompt liquidation as current assets. As such, all of the Company's investments are included under the caption "short-term investments" on the balance sheet under current assets. U.S. GAAP requires classification as current or long term assets based upon the anticipated maturity date of such instruments.

(f) The gains on subsidiary's issuance of common shares recorded under Canadian GAAP in respect of the Guyanor public offering and the PARC private placement as discussed in Note 7 are not appropriate under U.S. GAAP.

(g) The Company eliminated its accumulated deficit through the amalgamation (defined as a reorganization under U.S. GAAP) effective May 15, 1992. Under U.S. GAAP the cumulative deficit was greater than the deficit under Canadian GAAP due to the write-off of certain deferred exploration costs described in (a) above.

(h) Under U.S. GAAP, cash (and cash equivalents) includes bank deposits, money market instruments, and commercial paper with original maturities of three months or less. Canadian GAAP permits the inclusion of temporary investments with maturities greater than 90 days in cash.

(i) Under U.S. GAAP, available-for-sale securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of shareholders' equity. Fair value is determined by quoted market prices. At December 31, 1995, the Company held one type of available-for-sale security. The Company held no available-for-sale securities as of December 31, 1996.

(j) Under U.S. GAAP, accrued severance and social charges of $1.1 million resulting from suspension of alluvial mining operations at SOTRAPMAG would not have been recorded as the requirements for accrual under U.S. GAAP were not satisfied as of December 31, 1996.

(All tabular amounts in thousands of United States Dollars)



Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                      For the Years Ended December 31,
                                                                   1996             1995             1994
                                                                 --------         --------         --------
 Net loss under Canadian GAAP                                    $ (7,780)        $(12,181)        $ (8,785)
 Net effect of the deferred exploration expenditures
    on loss for the period (a)                                    (10,231)         (13,610)          (7,797)
 Effect of recording compensation expense under
    stock option plans (d)                                            (85)            (256)            (708)
 Reversal of the gain on subsidiary's issuance of
    common stock (f)                                               (7,719)          (2,575)            (738)
 Reversal of the loss for severance accruals (j)                    1,115                -                -
 Effect of Omai Preferred Share Redemption (c)                        520              548              456
                                                                 --------         --------         --------
 Loss under U.S. GAAP before minority interest                    (24,180)         (28,074)         (17,572)
 Minority interest as adjusted                                     (1,097)            (256)           1,491
                                                                 --------         --------         --------
 Loss under U.S. GAAP                                            $(25,277)        $(28,330)        $(16,081)
                                                                 ========         ========         ========
 Loss per share under U.S. GAAP                                  $  (1.00)        $  (1.24)        $  (0.76)
                                                                 ========         ========         ========


(For items (a) to (j), see pages 121 and 122.)

Under U.S. GAAP the Omai preferred share redemption would be included with costs and expenses before the caption "Loss Before the Undernoted" on the consolidated statements of loss and deficit. Weighted average common shares outstanding are substantially the same under U.S. GAAP as under Canadian GAAP for the periods presented.

(All tabular amounts in thousands of United States Dollars)



The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEET

                                             DECEMBER 31, 1996                          DECEMBER 31, 1995
                                             -----------------                          -----------------
                                      CANADIAN GAAP          U.S. GAAP          CANADIAN GAAP          U.S. GAAP
                                      -------------          ---------          -------------          ---------
 Cash (h)                                 $9,664               $9,664             $  5,800             $  3,320
 Short term investments (e)                5,999                2,500                3,698                2,480
 Marketable securities (i)                     -                    -                  800                  927
 Other current assets                      6,519                6,519                5,776                5,776
 Restricted cash                           2,015                2,015                2,465                2,465
 Deferred exploration                     64,721               18,611               51,447               15,568
 Investment in Omai Gold
    Mines Limited (c)                      3,279                    -                3,798                    -
 Long-term investments (e)                     -                3,499                    -                3,698
 Other assets                              4,086                4,087                3,825                3,825
                                         -------              -------              -------              -------

 Total Assets                            $96,283              $46,895              $77,609              $38,059
                                         =======              =======              =======              =======

 Liabilities (j)                         $ 6,987             $  5,872                5,018                5,018
 Minority interest (a)                    11,202               11,064                4,203                2,968
 Share capital, net of stock
    option loans (g)                     125,942              123,068              105,174               94,496
 Cumulative translation
    adjustments (b)                            -                1,595                    -                1,595
 Accumulated unrealized
 gains on investments (i)                      -                    -                    -                  127
 Deficit (a) (c) (d) (f) (j)             (47,848)             (94,704)             (36,786)             (66,145)
                                         -------              -------              -------              -------
 Total Liabilities and
    Shareholders' Equity                 $96,283              $46,895              $77,609              $38,059
                                         =======              =======              =======              =======

(For items (a) to (j), see pages 121 and 122.)

Under U.S. GAAP, receivables would be separately disclosed as follows:

                                                              1996                     1995
                                                              ----                     ----
         Receivables from employees                        $   325                  $   991
         Receivables from joint venture partners             2,387                    2,318
         Interest receivable                                   137                      153
         Other                                               2,267                      738
         Allowance for doubtful accounts                         -                        -
                                                          --------                   ------
                   Total Receivables                        $5,116                   $4,200
                                                            ======                   ======

Of the December 31, 1996 accounts receivable balance, $0.2 million relates to loans to three officers of the Company.

(All tabular amounts in thousands of United States Dollars)



STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY UNDER U.S. GAAP

                                                                                         (I)
                                     COMMON                                (B)       ACCUMULATED
                                      STOCK                   STOCK     CUMULATIVE    UNREALIZED
                                    NUMBER OF     SHARE      OPTION    TRANSLATION     GAINS ON
                                     SHARES      CAPITAL      LOANS     ADJUSTMENT   INVESTMENTS      DEFICIT
                                  ------------   -------      -----     ----------   -----------      -------
 BALANCE AT DECEMBER 31, 1993       19,209,722    $47,958      $(633)        $1,595            -       $(21,734)

 Shares Issued                       2,560,000     40,008          -              -            -              -
 Shares Issued Under Options           324,000        909          -              -            -              -
 Shares Issued Under Warrants          476,250      3,668          -              -            -              -
 Issue Costs                                 -     (2,118)         -              -            -              -
 Stock Option Loans                          -          -       (498)             -            -              -
 Stock Option Loan Repayments                -          -         51              -            -              -
 Reclass of Gain of Subsidiary
    Stock (f)                                -        738          -              -            -              -
 Stock Based Compensation
    Expense (d)                              -        708          -              -            -              -
 Net Loss (a) (c) (d) (f)                    -          -          -              -            -        (16,081)
                                    ----------   --------    -------         ------        -----       --------
 BALANCE AT DECEMBER 31, 1994       22,569,972    $91,871    $(1,080)        $1,595            -       $(37,815)


 Shares Issued                         105,208        659          -              -            -              -
 Shares Issued Under Options            94,692        285          -              -            -              -
 Issue Costs                                 -         20          -              -            -              -
 Stock Option Loans                          -          -        (90)             -            -              -
 Reclass of Gain of Subsidiary
    Stock (f)                                -      2,575          -              -            -              -
 Stock Based Compensation
    Expense (d)                              -        256          -              -            -              -
 Accumulated Unrealized Gains on
    Investments (i)                          -          -          -              -          127              -
 Net Loss (a) (c) (d) (f)                               -          -              -            -        (28,330)
                                    ----------   --------    -------         ------        -----       --------
 BALANCE AT DECEMBER 31, 1995       22,769,872     95,666     (1,170)         1,595          127        (66,145)

 Shares Issued                       1,780,712     13,574          -              -            -
 Shares Issued Under Options         1,059,469      6,744          -              -            -
 Shares Issued Under Warrants          331,050      3,983          -              -            -
 Issue Costs                                 -       (691)         -              -            -
 Stock Option Loans                          -          -     (2,902)             -            -
 Stock Option Loan Repayments                -          -         60              -            -
 Reclass of Gain of Subsidiary
    Stock (f)                                -      7,719          -              -            -
 Stock Based Compensation
    Expense (d)                              -         85          -              -            -
 Accumulated Unrealized Gains on
    Investments (i)                          -          -          -              -         (127)
 Other                                       -          -          -                                     (3,282)
 Net Loss (a) (c) (d) (f) (j)                                       -             -            -        (25,277)
                                    ----------   --------    -------         ------        -----       --------
 BALANCE AT DECEMBER 31, 1996       25,941,103   $127,080    $(4,012)        $1,595        $   -       $(94,704)
                                    ==========   ========    =======         ======        =====       ========


STATEMENTS OF CASH FLOWS UNDER U.S. GAAP

 NET CASH PROVIDED BY (USED IN):         OPERATING ACTIVITIES     INVESTING ACTIVITIES     FINANCING ACTIVITIES
                                         --------------------     --------------------     --------------------
                                         Canadian       U.S.      Canadian      U.S.       Canadian      U.S.
 For the Years Ended December 31,          GAAP         GAAP        GAAP        GAAP         GAAP        GAAP
 --------------------------------       ---------    ---------    --------   ---------     -------    ----------
               1996                     $(10,650)    $(30,024)   $(23,442)   $ (3,963)     $40,257     $40,331
               1995                     $(11,523)    $(31,137)   $(21,157)   $ 14,359      $ 7,791     $  8,093
               1994                     $ (4,362)    $(19,374)   $(20,633)   $(25,827)     $42,308     $ 42,273


The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (f) and the following non-cash items:

o U.S. GAAP does not permit the presentation of non-cash items in investing or financing activities in the consolidated statements of cash flows, and consequently deferred exploration

(All tabular amounts in thousands of United States Dollars)



         costs and share capital and warrants would be reduced by $0.9 million, $0.8 million and $0.5 million for the years ended December 31, 1994, 1995 and 1996, respectively.

U.S. GAAP TAX CONSIDERATIONS

o U.S. GAAP changes the Company's method of accounting for income taxes from the deferred method, as recorded under Canadian GAAP, to an asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The adoption of the pronouncement has no effect on the U.S. GAAP financial statements as the Company has concluded that a full valuation allowance must be applied to the deferred tax asset resulting from the Company's net operating loss carryforwards (see Note 15). For the years ended December 31, 1996 and 1995, the Company has recorded no current tax expense under Canadian or U.S. GAAP due to the cumulative net losses incurred by the Company. Under U.S. GAAP, the Company would not record any deferred tax expense based on the same rationale.

o The Company operates in Africa, French Guiana, Guyana, Suriname, Bolivia and Brazil. In Africa and French Guiana, the Company is currently negotiating its tax position with the related governments and as such, the differences between the book bases and tax bases of the Company's assets and liabilities cannot be determined.

o Certain of the Company's operations are subject to Canadian taxes including the office headquarters, Guyana and Suriname which are all divisions of the Company.

Summarized below are the components of deferred taxes:

                                                                        December 31, 1996 December 31, 1995
                                                                        ----------------- -----------------
         Temporary differences relating to net assets:
             Other current assets                                       $    118                 $     84
             Property & equipment                                            432                      351
             Deferred exploration                                         14,540                   10,834
             Investment in OGML                                            2,746                    3,181
             Offering costs                                                1,103                      840
         Tax loss and credit carryforwards                                 6,804                    5,317
                                                                         -------                  -------
         Gross deferred tax asset                                         25,743                   20,607
         Valuation allowance                                             (25,743)                 (20,607)
                                                                         -------                  -------
         Net deferred tax assets                                         $     -                  $     -
                                                                         =======                  ========

The valuation allowance increased by $4.5 million in 1996 due to the taxable losses and increase in temporary differences. Any income tax benefits resulting from utilization of net operating loss carry forwards existing at May 15, 1992, the date of the quasi-reorganization under U.S. GAAP, would be excluded from results of operations and credited directly to share capital, resulting in lower earnings than would be reported absent the quasi-reorganization (see (g) above).

(All tabular amounts in thousands of United States Dollars)



STOCK BASED COMPENSATION PLANS

At December 31, 1996, the Company has four stock-based compensations plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans in its U.S. GAAP presentations. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in Statement of Financial Accounting Standards No. 123, the Company's consolidated net loss and loss per share under U.S. GAAP would have been increased to the pro forma amounts indicated below:

                                                                                 1996                1995
                                                                                 ----                ----
 Net loss under U.S. GAAP                       As reported                       $ (25,277)           $(28,330)
                                                Pro forma                         $ (28,533)           $(29,167)
 Loss per share under U.S. GAAP                 As reported                       $   (1.00)           $  (1.24)
                                                Pro forma                         $   (1.13)           $  (1.28)

Under the 1992 Non-Discretionary Directors' Stock Option Plan ("DSOP"), the Company may grant options to its directors for up to 627,500 shares of common stock. Under the 1992 Employees' Stock Option Plan ("ESOP"), the Company may grant options to its employees for up to 3,591,944 shares of common stock. Under both the DSOP and ESOP, the options may take the form of non-qualified stock options, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years or such other date as stipulated in a stock option agreement between the Company and the optionee. Options under both the DSOP and ESOP are granted from time to time at the discretion of the Board of Directors. Options granted under the ESOP vest over periods ranging from immediately to four years from the date of grant and vesting periods are determined at the discretion of the Board of Directors. Options granted under the DSOP vest immediately on the date of grant.

Under the Guyanor Ressources S.A. Stock Option Plan (the "Guyanor Plan"), Guyanor may grant options to its employees for up to 3,367,889 shares of Class B common stock. The options may take the form of non-qualified stock options, the exercise price of each option equals the market price of Guyanor's stock on the date of grant, and an option's maximum term is ten years for such other date as stipulated in a stock option agreement between Guyanor and the optionee. Options under the Guyanor plan are granted from time to time at the discretion of Guyanor's Board of Directors and vest over periods ranging from immediately to three years.

Under the Pan African Resources Corporation Stock Option Plan (the "PARC Plan"), PARC may grant options to its employees and directors for up to 4,407,600 shares of its common stock. The options may take the form of non-qualified stock options, the exercise price of each option equals the market price of PARC's stock on the date of grant, and an option's maximum term is five years for such other date as stipulated in a stock option agreement between PARC and the optionee. Options under the PARC Plan are granted from time to time at the discretion of PARC's Board of Directors and vest over periods ranging from immediately to four years, with vesting periods determined at the discretion of PARC's Board of Directors.

(All tabular amounts in thousands of United States Dollars)



The fair value of each option grant is estimated on the date of grant for all plans using the Black-Scholes option- pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

                                                                    1996
                               ---------------------------------------------------------------------------------
                                    ESOP                  DSOP             Guyanor Plan           PARC Plan
                               ---------------------------------------------------------------------------------
 Expected volatility                 55%                  55%                   73%                  93%
 Risk-free interest rate       6.14% to 6.58%        5.30% to 6.77%       5.50% to 6.39%       5.25% to 6.28%
 Expected lives                    5 years              5 years               5 years              5 years
 Dividend yield                      0%                    0%                   0%                   0%



                                                                    1995
                               ---------------------------------------------------------------------------------
                                    ESOP                  DSOP             Guyanor Plan           PARC Plan
                               ---------------------------------------------------------------------------------
 Expected volatility                 55%                  55%                   73%                   -
 Risk-free interest rate       5.49% to 6.90%        5.79% to 7.55%       5.69% to 7.27%              -
 Expected lives                    5 years              5 years               5 years                 -
 Dividend yield                      0%                    0%                   0%                    -


The following tables summarize information about stock options under the ESOP and DSOP:

                                            1996                       1995                       1994
----------------------------------------------------------------------------------------------------------------
                                          Weighted-Average           Weighted-Average           Weighted-Average
                                  Shares   Exercise Price    Shares   Exercise Price    Shares   Exercise Price
 ESOP and DSOP                    (000)        (Cdn$)        (000)        (Cdn$)        (000)        (Cdn$)
----------------------------------------------------------------------------------------------------------------
 Outstanding  at  beginning  of    2,991       $  9.40       1,998        $10.99        1,732        $ 7.47
 year
 Granted                             992       $ 19.34       1,181        $ 7.84          625        $15.88
 Exercised                        (1,059)      $  6.37         (95)       $ 4.01         (324)       $ 2.81
 Forfeited                           (40)      $ 12.23         (93)       $14.58          (35)       $ 8.24
----------------------------------------------------------------------------------------------------------------
 Outstanding at end of year        2,884       $ 13.07       2,991        $ 9.40        1,998        $10.99
 Options exercisable at year-end   2,221                     2,341                      1,435
 Weighted-average fair value
 of options granted during the                 $ 19.34                    $ 7.84                     $17.46
 year


                                       Options Outstanding                            Options Exercisable
----------------------------------------------------------------------------------------------------------------
                           Number                                                  Number
   ESOP and DSOP       Outstanding at   Weighted-Average   Weighted-Average    Exercisable at   Weighted-Average
 Range of Exercise      Dec. 31, 1996       Remaining       Exercise Price     Dec. 31, 1996     Exercise Price
   Prices (Cdn$)            (000)       Contractual Life        (Cdn$)             (000)             (Cdn$)
----------------------------------------------------------------------------------------------------------------
  $2.76 to $2.76             157              5.42              $ 2.76               157             $ 2.76
  $5.50 to $7.63             821              8.64              $ 7.01               586             $ 6.94
  $8.67 to $13.05            552              7.37              $11.43               533             $11.51
 $14.30 to $19.00          1,131              8.60              $17.73               824             $17.48
 $22.75 to $24.40            223              9.39              $23.08               121             $23.32
----------------------------------------------------------------------------------------------------------------
                           2,884                                                   2,221

(All tabular amounts in thousands of United States Dollars)



The following tables summarize information about stock options for the Guyanor plan:

                                            1996                       1995                       1994
----------------------------------------------------------------------------------------------------------------
                                         Weighted-Average            Weighted-Average           Weighted-Average
                                Shares    Exercise Price    Shares    Exercise Price    Shares   Exercise Price
 Guyanor Plan                    (000)        (Cdn$)        (000)         (Cdn$)        (000)        (Cdn$)
----------------------------------------------------------------------------------------------------------------
 Outstanding at beginning
   of year                       1,611         $2.13            -           -             -            -
 Granted                         1,296         $6.02        1,677         $2.13           -            -
 Exercised                        (191)        $2.35          (43)        $2.10           -            -
 Forfeited                           -           -            (23)        $2.10           -            -
----------------------------------------------------------------------------------------------------------------
 Outstanding at end of year      2,716         $3.97        1,611         $2.13           -            -
 Options exercisable at
   year-end                      1,591                        626                         -

 Weighted-average fair value
   of options granted during
   the year                      $6.02                      $2.13                        -
 year


                                            Options Outstanding                            Options Exercisable
-----------------------------------------------------------------------------------------------------------------------
                                Number                                                  Number
   Guyanor Plan             Outstanding at    Weighted-Average   Weighted-Average    Exercisable at    Weighted-Average
 Range of Exercise          Dec. 31, 1996        Remaining       Exercise Price      Dec. 31, 1996      Exercise Price
   Prices (Cdn$)                (000)        Contractual Life        (Cdn$)             (000)              (Cdn$)
-----------------------------------------------------------------------------------------------------------------------
  $2.10 to $3.30                1,450               8.52              $2.52             1,310              $2.41
  $9.20 to $12.40               1,266               9.86              $9.96               281              $9.68
-----------------------------------------------------------------------------------------------------------------------
                                2,716                                                   1,591

The following tables summarize information about stock options for the PARC plan:

                                            1996                       1995                       1994
----------------------------------------------------------------------------------------------------------------
                                         Weighted-Average            Weighted-Average           Weighted-Average
                                Shares    Exercise Price    Shares    Exercise Price    Shares   Exercise Price
 PARC Plan                       (000)        (Cdn$)        (000)         (Cdn$)        (000)        (Cdn$)
----------------------------------------------------------------------------------------------------------------
 Outstanding at beginning
   of year                           -            -           -             -             -            -
 Granted                         2,367         $.90           -             -             -            -
 Exercised                         (10)        $.99           -             -             -            -
 Forfeited                           -           -            -             -             -            -
----------------------------------------------------------------------------------------------------------------
 Outstanding at end of year      2,357         $.90           -             -             -            -
 Options exercisable at
   year- end                     1,161
 Weighted-average fair value
   of options granted during the               $.90                         -                          -
 year


                                      Options Outstanding                            Options Exercisable
----------------------------------------------------------------------------------------------------------------
     PARC Plan           Number        Weighted-Average   Weighted-Average        Number        Weighted-Average
 Range of Exercise   Outstanding at        Remaining       Exercise Price     Exercisable at     Exercise Price
   Prices (Cdn$)      Dec. 31, 1996    Contractual Life        (Cdn$)         Dec. 31, 1996          (Cdn$)
----------------------------------------------------------------------------------------------------------------
   $.65 to $.99           2,357              4.44               $.90              1,161               $.92


NEW ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share", effective for fiscal years ending after December 15, 1997. This standard revises the calculation and disclosures for earnings per share. Management does not believe that adoption of

(All tabular amounts in thousands of United States Dollars)



SFAS No. 128 would have a material impact on its U.S. GAAP disclosures, as the Company's common stock equivalents are anti-dilutive.

OPERATIONS BY GEOGRAPHIC AREA UNDER U.S. GAAP

Information on the Company's continuing operations by geographic area under U.S. GAAP for the years ended December 31, 1996, 1995 and 1994 is shown below. Operating earnings from continuing operations are total revenues less operating expenses of the geographic areas.

                                                                 OPERATING             NET            IDENTIFIABLE
                                                                  REVENUES            (LOSS)             ASSETS
 1996
         South America                                             $1,811           $(18,431)            $27,121
         Africa                                                       224             (3,261)              4,944
         Corporate                                                    766             (3,585)             14,830
----------------------------------------------------------------------------------------------------------------
 Total                                                             $2,801           $(25,277)            $46,895
================================================================================================================
 1995
         South America                                             $4,435           $(15,295)            $24,267
         Africa                                                         1             (9,867)              1,667
         Corporate                                                  1,154             (3,168)             12,125
----------------------------------------------------------------------------------------------------------------
 Total                                                             $5,590           $(28,330)            $38,059
================================================================================================================
 1994
         South America                                            $   736           $(11,045)            $22,507
         Africa                                                         -             (3,848)                823
         Corporate                                                  2,000             (1,188)             35,595
----------------------------------------------------------------------------------------------------------------
 Total                                                             $2,736           $(16,081)            $58,925
================================================================================================================

18.     SUBSEQUENT EVENTS

In January 1997, the Company announced that the Government of Guyana had granted a prospecting license to OGML for the Quartz Hill property. (See Note 19.)

In March 1997, all of the Company's outstanding Cdn$11.00 warrants were exercised for proceeds of $5.4 million.

19.     RELATED PARTIES

To consolidate exploration and possible development of the Quartz Hill area with the adjacent Omai property, the Company entered, in 1995, into a letter agreement with OGML whereby the Company relinquished all of its right, title, and interest in the Quartz Hill prospecting license in exchange for a beneficial interest in any prospecting license granted to OGML with respect to the same area. Under the agreement, OGML may acquire 100% of the Company's beneficial interest by either: (i) making quarterly payments to the Company equal to 25% of net cash flow generated from mining activity on the Quartz Hill property; or (ii) issuing to the Company, upon commencement of production at Quartz Hill, 1,386,000 Class IV Preference Shares with a par value of $1.00 per share, i.e., the equivalent of the approximate historical book value of the Company's investment in the Quartz Hill property. Such shares would be fully redeemable in equal quarterly installments during the 36-month period following

(All tabular amounts in thousands of United States Dollars)



commencement of commercial production from Quartz Hill. In January 1997, OGML was awarded prospecting licenses for the Quartz Hill area and the Omai River area, adjacent to the Omai permit area. A budget of $1.0 million to be funded by OGML has been allocated in 1997 for the Quartz Hill and Omai River properties, as well as the Omai Mine license. Execution of a definitive agreement between Cambior, OGML and the Company is subject to execution of an acceptable mineral agreement regarding the Quartz Hill and Omai River properties. This agreement is subject to approval by the Board of Directors of OGML, and, for certain matters, approval of OGML's shareholders.

20.     COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL REGULATIONS

The Company is not aware of any events of non-compliance in its operations with environmental laws and regulations. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions.

BUSINESS RISK

All of the Company's mineral properties are located in developing countries with the exception of Brazil and French Guiana, a Department of France. There are certain business and political risks inherent in doing business in developing countries. In particular, the regulatory framework for conducting mining and exploration activities in these countries, including the tax and general fiscal regimes and the manner in which mineral rights and title to mineral properties are established and maintained are often uncertain, incomplete, in a state of flux or subject to change without notice. Further, in many of the countries in which the Company's projects are located it may not be economically feasible to develop a commercial mine unless special tax or other fiscal and regulatory concessions are obtained from the applicable government and regulatory authorities. There can be no assurance that the Company will be able to execute or enforce satisfactory mineral agreements or to obtain satisfactory political risk insurance on commercially reasonable terms for any or all of its properties.

LETTERS OF CREDIT AND GUARANTEE

On July 26, 1995, the Company entered into a $2.15 million letter of credit application and agreement (the "Letter of Credit Documents") with a major commercial bank (the "first Bank"). Pursuant to the Letter of Credit Documents, the first Bank issued an irrevocable standby letter of credit in favor of The Commercial Bank of Ethiopia ("CBE"). Based on the letter of credit, the CBE, in turn, issued a bank guarantee or performance bond for the benefit of the Ministry of Mines and Energy for Ethiopia ("MMEE") guaranteeing the first year's exploration program at the Dul Project in Ethiopia. On July 17, 1996, the performance bond requirements were reduced to $1.15 million by the MMEE and the first Bank released $1.0 million from the letter of credit. On September 23, 1996, the performance bond was further reduced to $0.45 million, reflecting the Company's agreed second year exploration program expenditure requirements, and an additional $0.7 million was released from the letter of credit by the first Bank. The CBE performance bond (and, concurrently, the first Bank letter of credit) may be drawn upon following the end of the exploration year in the event the Company fails to expend the minimum exploration budget previously submitted by the Company for the exploration year and approved by the MMEE, but only in the amount of the difference between the amount actually spent and minimum required under the program. The current performance bond has been extended for one year and expires on October 16, 1997, subject to one possible extension of 90 days, and the first Bank

(All tabular amounts in thousands of United States Dollars)



letter of credit expires 15 days after the performance bond. The Company has provided cash collateral in the amount of $0.45 million for the letter of credit. Due to the write-down and consequent reduction in the planned 1997 work program for the Dul Mountain property (See Note 10), the Company intends to negotiate a further reduction of the performance bond. There can be no assurance that the Company will be successful in reducing the bond prior to its expiration.

On April 22, 1996, the Company and PARC announced the signing of an Exploration License Agreement (the "Exploration License") with the Government of Eritrea, represented by the Ministry of Energy, Mines and Water Resources ("MEMWR"), over the Galla Valley property. The initial period of the Exploration License is three years. The Company and PARC have committed to spend $1.25 million on exploration of the property in the first year of the Exploration License. As part of the Exploration License, the Company and PARC are required to provide MEMWR a bank guarantee in an amount equal to the minimum expenditure obligation (approximately $1.25 million) for the first year of the initial three-year exploration period. In October 1996, the Company and PARC entered into a bank guarantee application and related agreements with a major commercial bank (the "second Bank"). On October 11, 1996, the second Bank issued its bank guarantee for $1.25 million to the MEMWR to guarantee the first year's work expenditure commitment of the Company and PARC. The bank guarantee expires on August 19, 1997, and may be drawn on by the MEMWR in the event the Company and PARC fail to meet the minimum expenditure requirement in the first exploration year, but only in the amount of the difference between actual expenditures and the minimum requirement. PARC has provided cash collateral to the second Bank totaling $1.25 million for the bank guarantee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with Coopers & Lybrand, the Company's chartered accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

                                    PART III


ITEMS 10, 11, 12 AND 13.

In accordance with General Instruction G(3), the information required by Part III (with the exception of certain information regarding the Company's executive officers set forth above under Item 4A of this Form 10-K) is hereby incorporated by reference from the Company's proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

(a)      The following documents are filed as part of this Report:

         1.  Financial Statements

         Management's Report
         Auditors' Report
         Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations Years Ended December 31, 1996,
             1995 and 1994
         Consolidated Statement of Changes in Shareholders' Equity Years Ended
             December 31, 1996,    1995 and 1994
         Consolidated Statements of Cash Flows Years Ended December 31, 1996,
              1995 and 1994
         Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules

         Financial Statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(b)      Reports on Form 8-K.

         The Company filed no Form 8-K for the fourth quarter period ending December 31, 1996.

                                   EXHIBITS


2.1 Articles of Arrangement dated March 7, 1995 with Plan of Arrangement attached. (incorporated by reference to Exhibit 2.1 to the Company's Form 10-K for the year ended December 31, 1994)

3.1 Articles of Amalgamation of the Company. (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

3.2 By-laws of the Company. (incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form 20-F, filed on May 10,
         1993)

3.2A By-law Number One amended and restated. (incorporated by reference to Exhibit 3 to the Company's Form 10-Q for quarter ended June 30, 1995)

4.1 Form of Stock Certificate. (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on July 15,
         1994)

4.2      Form of Warrant Certificate.  (incorporated by reference to Exhibit
         4.2 to the Company's Form 10-K for the year ended December 31, 1995)

10.1 Cambior Option Agreement dated May 24, 1990 respecting the Omai Gold Mine. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

10.2 Memorandum of Association of Omai Gold Mines dated August 15, 1990 and entered into among Cambior, the Company and the Government of Guyana. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

10.3 Omai Mineral Agreement dated August 16, 1992 respecting the Omai Gold Mine. (incorporated by reference to Exhibit 3.10 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

10.4 Agency Agreement, dated January 17, 1994 between Golden Star Resources Ltd. and First Marathon Securities Limited, Gordon Capital Corporation, Yorkton Securities and Robertson Stephens and Company. (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1994)

10.5 Agreement dated September 25,1994 between BRGM and Guyanor regarding Paul-Isnard properties (English translation). (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1994)

10.6 Gross Rosebel Mineral Agreement dated April 7, 1994 between The Republic of Suriname, Grasshopper Aluminum Company N.V. and the Company (English translation). (incorporated by reference to Exhibit
         10.9 to the Company's Form 10-K for the year ended December 31, 1994)

10.7 Option Agreement dated June 1, 1994 between Cambior Inc. and the Company regarding the Gross Rosebel property. (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1994)

10.8 Option Agreement dated May 11, 1994 between Cambior Inc. and the Company regarding Yaou and Dorlin properties. (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1994)

10.9 Option Agreement dated October 18, 1994 between the Company, Pan African Resources Corporation, Precious Stones Sierra Leone Baomahun Inc. and Harry Winston, Inc. regarding the Baomahun property. (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1994)

10.10 Agreement dated February 25, 1995 between Guyanor Ressources S.A., Societe des Mines de St-Elie, Asarco Incorporated and Asarco Guyane FranHaise regarding the St-Elie property. (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1994)

10.11 Agreement dated August 28, 1992 between Guyanor, CME and Raymond Blanchard regarding the transfer of the St-Elie concession (together with English summary thereof). (incorporated by reference to Exhibit
         10.19 to the Company's Form 10-K for the year ended December 31, 1994)

10.12 Agreement dated January 10, 1995, between the Ministry of Mines and Energy of Ivory Coast and the Company together with English summary thereof. (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1995)

10.13 Agreement dated April 30, 1995, between The Ministry of Mines and Energy of Ethiopia and the Company, for the exploration of gold at Dul Locality. (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1995)

10.14 Heads of Agreement dated December 14, 1995, between Guyanor Ressources S.A. and BHP Minerals International Exploration Inc., concerning Dachine property. (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1995)

10.15 Agreement of Purchase and Sale dated January 10, 1997, between Pan African Resources Corporation (Barbados) and Lafayette Holdings Corp., re Eteke properties in Gabon terminating the agreements incorporated by reference as Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1995.

10.16 Mineral Agreement dated October 1995, between Pan African Resources Corporation and the Minister Responsible for Mining, Industry and Hydraulics of the Government of Mali, for the Melgue property, together with English summary thereof. (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1995)

10.17 Company Share Transfer contract between the Company, Pan African Resources Corporation, Barbey, Almeida, Ly, Keita and AFC; Partners Agreement between same parties and Receivership Agreement between same parties, dated December 31, 1995, together with English translations thereof. (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1995)

10.18 Management Services Agreement dated January 1, 1995 between the Company and Guyanor Ressources S.A. (incorporated by reference to
         Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1995)

10.19 Management Services Agreement dated January 1, 1996 between the Company and Pan African Resources Corporation. (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1995)

10.20 Underwriting Agreement dated February 21, 1995, between Guyanor Ressources S.A., and the Company, together with Gordon Capital Corporation, First Marathon Securities Limited and Yorkton Securities Inc. (incorporated by reference to Exhibit 10-20 to the Company's Form 10-K for the year ended December 31, 1995)

10.21 Agency Agreement dated December 12, 1995 and Amendment to Agency Agreement, dated January 24, 1996 between Pan African Resources Corporation, Yorkton Securities Inc., Gordon Capital Corporation and RBC Dominion Securities Inc. (incorporated by reference to Exhibit
         10.21 to the Company's Form 10-K for the year ended December 31, 1995)

10.22 Underwriting Agreement dated February 9, 1996, between the Company and CIBC Wood Gundy Securities Inc., Gordon Capital Corporation, Nesbitt Burns Inc. and RBC Dominion Securities Inc. (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K dated March 4, 1996)

10.23 Exploration License Agreement dated April 19, 1996, between the Government of the State of Eritrea and the Company for the Grant of Exploration Right and License in The Galla Valley Area

10.24 English translation of the Exploration Agreement dated May 13, 1996, between the Company's wholly owned subsidiary Southern Star Resources Ltd. and its wholly-owned Brazilian subsidiary, Estrela Sul do Brasil Empreendimentos Ltda. And Companhia Vale do Rio Doce and its subsidiary Rio Doce Geologia e Mineraacao S.A.

10.25 Termination and Settlement Agreement dated July 29, 1996, between Venezuela Investments Ltd., a wholly owned subsidiary of the Company and various other entities including VenStar Gold Ltd., Venhold Investments (1994) Ltd., Lindley Associated S.A., Golden Star Management Ltd., General Mining de Guyana C.A., Krysos Mining S.A., Servicios Consultmin S.A., GenVen Holdings Ltd., KrysVen Holdings Ltd. and ConsultVen Holdings Ltd., terminating the agreements incorporated by reference as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1994.

10.26 English translation of the Option and Joint Venture Agreement dated June 26, 1996, between Societe de Travaux Publics et de Mines Aurifiere en Guyane, Societe Guyanaise des Mines (collectively "SOTRAPMAG"), a 100% owned subsidiary of Guyanor Ressources S.A., LaSource Developpement, SAS and ASARCO Exploration Company for the Paul Isnard property.

10.27 Heads of Agreement dated July 22, 1996, between the Company and BHP Minerals International Exploration Inc. regarding the Guyana Reconnaissance Project.

10.28 Heads of Agreement dated November 13, 1996, between the Company and BHP Minerals International Exploration Inc. regarding the South Benzdorp Project in Suriname.

10.29 Heads of Agreement dated August 19, 1996, and amendment No. 1 dated October 25, 1996, between the Company and BHP Minerals International Exploration Inc. regarding the Suriname Reconnaissance Project.

10.30 English translation of the Underwriting Agreement dated October 29, 1996, between Guyanor Ressources S.A., Banque Paribas, Banque Bruxelles Lambert France, Banque Nationale De Paris, CIBC Wood Gundy Securities, Yorkton Securities Inc., Societe De Bourse De Portzamparc S.A. and the Company.

10.31 English translation of Convention D'Etablissement dated October 15, 1996, between the Government of the Republic of Mali and PARC Fougala S.A.

10.32 1992 Employee Stock Option Plan amended and restated to June 7, 1995. (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1995)

10.33 1992 Non-Discretionary Directors' Stock Option Plan, amended and restated to November 6, 1995.

10.34 Employees' Stock Bonus Plan amended and restated to June 7, 1995. (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1995)

10.35 Guyanor Ressources S.A. Stock Option Plan (English translation). (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 1995)

10.36 Pan African Resources Corporation Stock Option Plan. (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 1995)

10.37 Standardized Adoption Agreement for a 401-K Savings Plan adopted January 1, 1996. (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1995)

10.38 Employment Contracts of Messrs. Fagin, Fennell, Fleming, Bertoni and Shields, dated May 15, 1992, May 15, 1992, May 5, 1994, January 1, 1994, and January 1, 1994, respectively. (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1995)

10.39 Agreements between the Company and its outside directors, dated December 8, 1995, and December 10, 1996, granting them options to purchase Guyanor Class "B" common shares.

10.40 Amendment of Employment Agreement dated May 1, 1996, amending the Employment Agreement dated May 15, 1992, between the Company and David
         K. Fagin

10.41 Guarantee (letter of credit) dated July 26, 1995, to Government of Ethiopia. (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1995)

10.42 Rights Agreement dated April 24, 1996, between the Company and The R-M Trust Company. (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated May 7, 1996)

21.1     Subsidiaries of the Registrant.

23.1     Consent of Coopers & Lybrand, Chartered Accountants.

27.1     Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         GOLDEN STAR RESOURCES LTD.
                         Registrant


                         By:         /s/ David A. Fennell
                                 ---------------------------------------------

                                 DAVID K. FAGIN
                                 President and Chief Executive Officer

                         Date:
                                 ---------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:     /s/ David A. Fennell                 By:     /s/ Gordon J. Bell
    -------------------------------------        ------------------------------------------

Name:       David A. Fennell                 Name:        Gordon J. Bell
        ---------------------------------            --------------------------------------

Title:  President and CEO                    Title:  Vice-President and Chief Financial
        (Principal Executive Officer)                Officer (Principal Financial and
        ---------------------------------            Accounting Officer)
                                                     -------------------


Date:   March 28, 1997                   Date:       March 28, 1997
        -----------------------------            -----------------------------


By:         /s/ David K. Fagin           By:         /s/ David A. Fennell
        ---------------------------------        -------------------------------------

Name:       David K. Fagin               Name:       David A. Fennell
        -----------------------------            -------------------------------------

Title:      Director                     Title:      Director
                                                 -------------------------------------

Date:       March 28, 1997               Date:       March 28, 1997
        -----------------------------            -----------------------------


By:         /s/ Jean-Pierre Lefebvre     By:         /s/ Pierre Goussleand
        ---------------------------------        -------------------------------------

Name:       Jean-Pierre Lefebvre         Name:       Pierre Gousseland
        ---------------------------------        -------------------------------------

Title:      Director                     Title:      Director
        ---------------------------------        -------------------------------------

Date:       March 28, 1997               Date:       March 28, 1997
        -----------------------------            -----------------------------

By:         /s/ Donald F. Mazankowski    By:         /s/ Ernest Mercier
        -----------------------------            -------------------------------------

Name:       Donald F. Mazankowski        Name:       Ernest Mercier
        -----------------------------            -------------------------------------

Title:      Director                     Title:      Director
        -----------------------------            -------------------------------------

Date:       March 28, 1997               Date:       March 28, 1997
        -----------------------------            -----------------------------


By:         /s/ Roger Morton             By:         /s/ Robert Minto
        ---------------------------------        -------------------------------------

Name:       Roger Morton                 Name:       Robert Minto
        ---------------------------------        -------------------------------------

Title:      Director                     Title:      Director
        ---------------------------------        -------------------------------------

Date:       March 28, 1997               Date:       March 28, 1997
        -----------------------------            -----------------------------


By:         /s/ Richard A. Stark
        ---------------------------------

Name:       Richard A. Stark
        ---------------------------------

Title:      Director
        ---------------------------------

Date:       March 28, 1997
        -----------------------------

                                 EXHIBIT INDEX
                                 -------------



2.1      Articles of Arrangement dated March 7, 1995 with Plan of Arrangement attached.  (incorporated by reference to Exhibit 2.1 to the Company's Form 10-K for the year ended December 31, 1994)

3.1      Articles of Amalgamation of the Company.  (incorporated by reference to Exhibit 1.1 to the Company's
         Registration Statement on Form 20-F, filed on May 10, 1993)

3.2      By-laws of the Company.  (incorporated by reference to Exhibit 1.2 to the Company's Registration
         Statement on Form 20-F, filed on May 10, 1993)

3.2A     By-law Number One amended and restated.  (incorporated by reference to Exhibit 3 to the Company's Form
         10-Q for quarter ended June 30, 1995)

4.1      Form of Stock Certificate.  (incorporated by reference to Exhibit 4.3 to the Company's Registration
         Statement on Form S-8 filed on July 15, 1994)

4.2      Form of Warrant Certificate.  (incorporated by reference to Exhibit 4.2 to the Company's Form 10-K for the year ended December 31, 1995)

10.1     Cambior Option Agreement dated May 24, 1990 respecting the Omai Gold Mine.  (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

10.2     Memorandum of Association of Omai Gold Mines dated August 15, 1990 and entered into among Cambior, the
         Company and the Government of Guyana. (incorporated by reference to Exhibit 3.4 to the Company's
         Registration Statement on Form 20-F, filed on May 10, 1993)

10.3     Omai Mineral Agreement dated August 16, 1992 respecting the Omai Gold Mine.  (incorporated by reference to Exhibit 3.10 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

10.4     Agency Agreement, dated January 17, 1994 between Golden Star Resources Ltd. and First Marathon
         Securities Limited, Gordon Capital Corporation, Yorkton Securities and Robertson Stephens and Company.
         (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31,
         1994)

10.5     Agreement dated September 25,1994 between BRGM and Guyanor regarding Paul-Isnard properties (English translation).  (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended
         December 31, 1994)

10.6     Gross Rosebel Mineral Agreement dated April 7, 1994 between The Republic of Suriname, Grasshopper
         Aluminum Company N.V. and the Company (English translation).  (incorporated by reference to Exhibit
         10.9 to the Company's Form 10-K for the year ended December 31, 1994)

10.7     Option Agreement dated June 1, 1994 between Cambior Inc. and the Company regarding the Gross Rosebel property.  (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended
         December 31, 1994)

10.8     Option Agreement dated May 11, 1994 between Cambior Inc. and the Company regarding Yaou and Dorlin properties.  (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended
         December 31, 1994)

10.9     Option Agreement dated October 18, 1994 between the Company, Pan African Resources Corporation,
         Precious Stones Sierra Leone Baomahun Inc. and Harry Winston, Inc. regarding the Baomahun property.
         (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31,
         1994)

10.10    Agreement dated February 25, 1995 between Guyanor Ressources S.A., Societe des Mines de St-Elie, Asarco
         Incorporated and Asarco Guyane Francaise regarding the St-Elie property.  (incorporated by reference to
         Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1994)

10.11    Agreement dated August 28, 1992 between Guyanor, CME and Raymond Blanchard regarding the transfer of the St-Elie concession (together with English summary thereof).  (incorporated by reference to Exhibit
         10.19 to the Company's Form 10-K for the year ended December 31, 1994)

10.12    Agreement dated January 10, 1995, between the Ministry of Mines and Energy of Ivory Coast and the
         Company together with English summary thereof.  (incorporated by reference to Exhibit 10.12 to the
         Company's Form 10-K for the year ended December 31, 1995)

10.13    Agreement dated April 30, 1995, between The Ministry of Mines and Energy of Ethiopia and the Company,
         for the exploration of gold at Dul Locality. (incorporated by reference to Exhibit 10.13 to the
         Company's Form 10-K for the year ended December 31, 1995)

10.14    Heads of Agreement dated December 14, 1995, between Guyanor Ressources S.A. and BHP Minerals
         International Exploration Inc., concerning Dachine property. (incorporated by reference to Exhibit
         10.14 to the Company's Form 10-K for the year ended December 31, 1995)

10.15    Agreement of Purchase and Sale dated January 10, 1997, between Pan African Resources Corporation
         (Barbados) and Lafayette Holdings Corp., re Eteke properties in Gabon terminating the agreements incorporated by reference as Exhibit 10.15 to the Company's Form 10-K for the year ended December 31,
         1995.

10.16    Mineral Agreement dated October 1995, between Pan African Resources Corporation and the Minister
         Responsible for Mining, Industry and Hydraulics of the Government of Mali, for the Melgue property, together with English summary thereof. (incorporated by reference to Exhibit 10.16 to the Company's
         Form 10-K for the year ended December 31, 1995)

10.17    Company Share Transfer contract between the Company, Pan African Resources Corporation, Barbey,
         Almeida, Ly, Keita and AFC; Partners Agreement between same parties and Receivership Agreement between same parties, dated December 31, 1995, together with English translations thereof. (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1995)

10.18    Management Services Agreement dated January 1, 1995 between the Company and Guyanor Ressources S.A.
         (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31,
         1995)

10.19    Management Services Agreement dated January 1, 1996 between the Company and Pan African Resources
         Corporation.  (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended
         December 31, 1995)

10.20    Underwriting Agreement dated February 21, 1995, between Guyanor Ressources S.A., and the Company, together with Gordon Capital Corporation, First Marathon Securities Limited and Yorkton Securities Inc.
         (incorporated by reference to Exhibit 10-20 to the Company's Form 10-K for the year ended December 31,
         1995)

10.21    Agency Agreement dated December 12, 1995 and Amendment to Agency Agreement, dated January 24, 1996 between Pan African Resources Corporation, Yorkton Securities Inc., Gordon Capital Corporation and RBC
         Dominion Securities Inc.  (incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995)

10.22    Underwriting Agreement dated February 9, 1996, between the Company and CIBC Wood Gundy Securities Inc.,
         Gordon Capital Corporation, Nesbitt Burns Inc. and RBC Dominion Securities Inc. (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K dated March 4, 1996)

10.23    Exploration License Agreement dated April 19, 1996, between the Government of the State of Eritrea and the Company for the Grant of Exploration Right and License in The Galla Valley Area

10.24    English translation of the Exploration Agreement dated May 13, 1996, between the Company's wholly owned subsidiary Southern Star Resources Ltd. and its wholly-owned Brazilian subsidiary, Estrela Sul do
         Brasil Empreendimentos Ltda. And Companhia Vale do Rio Doce and its subsidiary Rio Doce Geologia e
         Mineraacao S.A.

10.25    Termination and Settlement Agreement dated July 29, 1996, between Venezuela Investments Ltd., a wholly owned subsidiary of the Company and various other entities including VenStar Gold Ltd., Venhold
         Investments (1994) Ltd., Lindley Associated S.A., Golden Star Management Ltd., General Mining de Guyana
         C.A., Krysos Mining S.A., Servicios Consultmin S.A., GenVen Holdings Ltd., KrysVen Holdings Ltd. and
         ConsultVen Holdings Ltd., terminating the agreements incorporated by reference as Exhibit 10.13 to the
         Company's Form 10-K for the year ended December 31, 1994.

10.26    English translation of the Option and Joint Venture Agreement dated June 26, 1996, between Societe de
         Travaux Publics et de Mines Aurifiere en Guyane, Societe Guyanaise des Mines (collectively
         "SOTRAPMAG"), a 100% owned subsidiary of Guyanor Ressources S.A., LaSource Developpement, SAS and
         ASARCO Exploration Company for the Paul Isnard property.

10.27    Heads of Agreement dated July 22, 1996, between the Company and BHP Minerals International Exploration
         Inc. regarding the Guyana Reconnaissance Project.

10.28    Heads of Agreement dated November 13, 1996, between the Company and BHP Minerals International
         Exploration Inc. regarding the South Benzdorp Project in Suriname.

10.29    Heads of Agreement dated August 19, 1996, and amendment No. 1 dated October 25, 1996, between the
         Company and BHP Minerals International Exploration Inc. regarding the Suriname Reconnaissance Project.

10.30    English translation of the Underwriting Agreement dated October 29, 1996, between Guyanor Ressources
         S.A., Banque Paribas, Banque Bruxelles Lambert France, Banque Nationale De Paris, CIBC Wood Gundy
         Securities, Yorkton Securities Inc., Societe De Bourse De Portzamparc S.A. and the Company.

10.31    English translation of Convention D'Etablissement dated October 15, 1996, between the Government of the
         Republic of Mali and PARC Fougala S.A.

10.32    1992 Employee Stock Option Plan amended and restated to June 7, 1995. (incorporated by reference to
         Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1995)

10.33    1992 Non-Discretionary Directors' Stock Option Plan, amended and restated to November 6, 1995.

10.34    Employees' Stock Bonus Plan amended and restated to June 7, 1995. (incorporated by reference to Exhibit
         10.25 to the Company's Form 10-K for the year ended December 31, 1995)

10.35    Guyanor Ressources S.A. Stock Option Plan (English translation). (incorporated by reference to Exhibit
         10.26 to the Company's Form 10-K for the year ended December 31, 1995)

10.36    Pan African Resources Corporation Stock Option Plan. (incorporated by reference to Exhibit 10.27 to the
         Company's Form 10-K for the year ended December 31, 1995)

10.37    Standardized Adoption Agreement for a 401-K Savings Plan adopted January 1, 1996.  (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1995)

10.38    Employment Contracts of Messrs. Fagin, Fennell, Fleming, Bertoni and Shields, dated May 15, 1992, May
         15, 1992, May 5, 1994, January 1, 1994, and January 1, 1994, respectively.  (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1995)

10.39    Agreements between the Company and its outside directors, dated December 8, 1995, and December 10,
         1996, granting them options to purchase Guyanor Class "B" common shares.

10.40    Amendment of Employment Agreement dated May 1, 1996, amending the Employment Agreement dated May 15,
         1992, between the Company and David K. Fagin

10.41    Guarantee (letter of credit) dated July 26, 1995, to Government of Ethiopia. (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1995)

10.42    Rights Agreement dated April 24, 1996, between the Company and The R-M Trust Company. (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated May 7, 1996)

21.1     Subsidiaries of the Registrant.

23.1     Consent of Coopers & Lybrand, Chartered Accountants.

27.1     Financial Data Schedule.