Form 10-Q/A
period 1996-03-31
GOLDEN STAR RESOURCES LTD
filed 1997-04-22
CIK 903571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------


                                  FORM 10-Q/A


                                   ----------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period ended March 31, 1996

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to__________.

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


                                 (303) 830-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  X    No
                                             ---      ---

Number of Common Shares outstanding as of May 10, 1996:  25,054,253.

                           GOLDEN STAR RESOURCES LTD.

                                     INDEX



Part I - Financial Information

         Item 1.  Financial Statements ...........................................    1

         Item 2.  Management's Discussion and Analysis of Financial Condition,
                  Results of Operations and Recent Developments ..................   14


Part II - Other Information

         Item 1.  Legal Proceedings ..............................................   18

         Item 6.  Exhibits and Reports on Form 8-K ...............................   18


Signatures .......................................................................   19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)

-------------------------------------------------------------------------------


                                                                        (Unaudited)         As of
                                                                       As of March 31,  December 31,
ASSETS                                                                      1996            1995
                                                                       ---------------  ------------
CURRENT ASSETS
         Cash and short-term investments                                 $  25,537       $   9,498
         Marketable securities, at cost which approximates market              800             800
         Accounts receivable                                                 3,265           4,200
         Inventories                                                         1,782           1,132
         Other assets                                                          517             444
                                                                         ---------       ---------
                  Total Current Assets                                      31,901          16,074

RESTRICTED CASH                                                              2,465           2,465
DEFERRED EXPLORATION                                                        55,030          51,447
INVESTMENT IN OMAI GOLD MINES LIMITED                                        3,798           3,798
FIXED ASSETS                                                                 4,090           3,627
OTHER ASSETS                                                                     1             198
                                                                         ---------       ---------
                  Total Assets                                           $  97,285       $  77,609
                                                                         =========       =========

LIABILITIES

CURRENT LIABILITIES
         Accounts payable and accrued liabilities                        $   3,582       $   3,925
         Accrued wages and payroll taxes                                       996           1,057
                                                                         ---------       ---------
                  Total Current Liabilities                                  4,578           4,982

OTHER LIABILITIES                                                               35              36
                                                                         ---------       ---------
                  Total Liabilities                                          4,613           5,018
                                                                         ---------       ---------

MINORITY INTEREST                                                           10,607           4,203
                                                                         ---------       ---------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                              121,528         106,344
         (Common shares, without par value, unlimited shares
         authorized. Shares issued and outstanding: March 31, 1996-
         24,844,203; December 31, 1995 - 22,769,872)

         Stock option loans                                                 (2,642)         (1,170)
DEFICIT                                                                    (36,821)        (36,786)
                                                                         ---------       ---------
         Total Shareholders' Equity                                         82,065          68,388
                                                                         ---------       ---------
                  Total Liabilities and Shareholders' Equity             $  97,285       $  77,609
                                                                         =========       =========



       The accompanying notes are an integral part of these consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)
                                  (Unaudited)

-------------------------------------------------------------------------------


                                                      Three Months Ended     Three Months Ended
                                                        March 31, 1996         March 31,1995
                                                      ------------------     ------------------
REVENUE
         Precious metals sales                              $   838                $   865
         Interest and other                                     212                    393
                                                            -------                -------
                                                              1,050                  1,258
                                                            -------                -------

COSTS AND EXPENSES
         Cost of goods sold                                   1,180                  1,512
         Depreciation                                           295                    142
         General and administrative                           1,970                  1,850
         Exploration expense                                     13                     --
         Abandonment of mineral properties                       --                    155
         Foreign exchange loss                                   77                     11
                                                            -------                -------
                                                              3,535                  3,670
                                                            -------                -------

PROFIT (LOSS) BEFORE THE UNDERNOTED                          (2,485)                (2,412)

Gain on subsidiary's issuance of common stock                 2,001                  1,649
Omai preferred share redemptions                                 --                    252
                                                            -------                -------
Net loss before minority interest                              (484)                  (511)
Minority interest loss                                          449                    194
                                                            -------                -------

NET PROFIT (LOSS)                                           $   (35)               $  (317)
                                                            =======                =======

NET PROFIT (LOSS) PER SHARE                                 $ 0.001                $ (0.01)
                                                            =======                =======



       The accompanying notes are an integral part of these consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)
                                  (Unaudited)

-------------------------------------------------------------------------------


                                                                           Three Months Ended     Three Months Ended
                                                                             March 31, 1996          March 31, 1995
                                                                           ------------------     ------------------
OPERATING ACTIVITIES:
     Net profit (loss)                                                          $    (35)               $   (317)
     Reconciliation of net income to net cash used in operations:
         Depreciation                                                                295                     142
         Premium on Omai Preferred Share Redemptions                                  --                    (252)
         Abandonment of mineral properties                                            --                     155
         Gain on issuance of common stock by subsidiary                           (2,001)                 (1,649)
         Minority interest                                                          (449)                   (194)
     Changes in non-cash operating working capital                                  (191)                   (339)
                                                                                --------                --------
                  Net Cash Flows Used in Operating Activities                     (2,381)                 (2,454)
                                                                                --------                --------

INVESTING ACTIVITIES:
     Expenditures on mineral properties, net of joint venture
        recoveries                                                                (3,583)                 (6,184)
     Equipment purchases                                                            (758)                   (137)
     Omai Preferred Share Redemption                                                  --                     461
     Other assets and investments                                                      7                     621
                                                                                --------                --------
                  Net Cash Flows Used in Investing Activities                     (4,334)                 (5,239)
                                                                                --------                --------

FINANCING ACTIVITIES:
     Proceeds from issuance of subsidiary's stock                                  9,021                   8,228
     Offering costs of subsidiary                                                   (126)                   (928)
     Increase in minority interest                                                   147                     587
     Issuance of share capital and warrants, net                                  12,897                     442
     Issuance of share capital under options                                       2,287                     103
     Stock option loan additions                                                  (1,472)                     --
     Other                                                                            --                     (22)
                                                                                --------                --------
                  Net Cash Flows Provided by Financing Activities                 22,754                   8,410
                                                                                --------                --------

Increase in cash                                                                  16,039                     717
Cash and short-term investments, beginning of period                               9,498                  34,387
                                                                                --------                --------
Cash and short-term investments, end of period                                  $ 25,537                $ 35,104
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

Investments in marketable securities are stated at cost which approximates market value and are capable of reasonably prompt liquidation.

(1)  INVENTORIES

                                                   March 31,      December 31,
                                                     1996            1995
                                                   ---------      ------------
      Precious Metals Inventory                     $  870          $  383
      Materials and Supplies                           912             749
                                                    ------          ------
                                                    $1,782          $1,132
                                                    ======          ======

(2)  FIXED ASSETS

                                                   March 31,      December 31,
                                                     1996            1995
                                                   ---------      ------------
      Building                                      $   921         $   903
      Machinery & Equipment                           4,994           4,254
                                                    -------         -------
                                                      5,915           5,157

      Accumulated Depreciation                       (1,825)         (1,530)
                                                    -------         -------
                                                    $ 4,090         $ 3,627
                                                    =======         =======

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


(3)  DEFERRED EXPLORATION

                                 Deferred                                                                    Deferred
                                 Exploration                                                                 Exploration
                                 Expenditures   Capitalized    Capitalized      Joint                        Expenditures
                                 as at          Exploration    Acquisition      Venture       Property       as at
                                 Dec 31, 1995   Expenditures   Expenditures     Recoveries    Abandonments   March 31, 1996
                                 ------------   ------------   ------------     ----------    ------------   --------------
GUYANA

     Eagle Mountain              $         38             --             --             --              --   $           38

     Quartz Hill                        1,347             --             --             --              --            1,347

     Upper Potaro Diamond
        Reconnaissance                    836             --             --             --              --              836

     Mazaruni/Upper Mazaruni
        Diamond Reconnaissance          2,028             16             --             --              --            2,044

     Wenamu Gold
        Reconnaissance                    512            113            276             --              --              901

     Wenamu Diamond
        Reconnaissance                     --            359             76             --              --              435

     Five Stars/Five Stars Gold
        Reconnaissance                  3,651             --             --             --              --            3,651

     Five Stars Diamond
        Reconnaissance                    389             --             --             --              --              389

     Other                              1,171            213             --             --              --            1,384
                                 ------------   ------------   ------------     ----------    ------------   --------------
                   Sub-total            9,972            701            352             --              --           11,025
                                 ------------   ------------   ------------     ----------    ------------   --------------
SURINAME

     South Benzdorp                     2,842            152             --             --              --            2,994

     Gross Rosebel                      6,286          1,311             --         (1,311)             --            6,286

     Headley's Right of
      Exploration                         311             --             --             --              --              311

     Thunder Mountain                     405             43             --             --              --              448

     Saramacca                          1,255            178             --             --              --            1,433

     Other                                357            303             10             --              --              670
                                 ------------   ------------   ------------     ----------    ------------   --------------
                   Sub-total           11,456          1,987             10         (1,311)                          12,142
                                 ------------   ------------   ------------     ----------    ------------   --------------

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


                                 Deferred                                                                    Deferred
                                 Exploration                                                                 Exploration
                                 Expenditures   Capitalized    Capitalized      Joint                        Expenditures
                                 as at          Exploration    Acquisition      Venture       Property       as at
                                 Dec 31, 1995   Expenditures   Expenditures     Recoveries    Abandonments   March 31, 1996
                                 ------------   ------------   ------------     ----------    ------------   --------------
FRENCH GUIANA
(GUYANOR RESSOURCES S.A.)
     Dorlin                               609             89             --            (89)             --              609

     St-Elie                            1,973            472             --           (472)             --            1,973

     Yaou                               6,991             85             --            (85)             --            6,991

     SOTRAPMAG/
        Paul Isnard                     4,790            226             --           (244)             --            4,772

     Dachine                              449            217             --           (176)             --              490

     Other                              1,295             74             --            (37)             --            1,332
                                 ------------   ------------   ------------     ----------    ------------   --------------
                   Sub-total           16,107          1,163             --         (1,103)             --           16,167
                                 ------------   ------------   ------------     ----------    ------------   --------------
AFRICA (PAN AFRICAN
RESOURCES CORPORATION)
     Gabon/Eteke                        5,247            191             --             --              --            5,438

     Ivory Coast/Comoe                  2,859            216             --             --              --            3,075

     Mali/Dioulafoundou                 1,940            261             56             --              --            2,257

     Mali/Melgue                           --             45             --             --              --               45

     Ethiopia/Dul                       2,635            380             --             --              --            3,015

     Eritrea/Galla Valley                 426             13                                                            439

     Other                                 --             46             --             --              --               46
                                 ------------   ------------   ------------     ----------    ------------   --------------
                   Sub-total           13,107          1,152             56             --              --           14,315
                                 ------------   ------------   ------------     ----------    ------------   --------------
LATIN AMERICA (SOUTHERN
STAR RESOURCES LTD.)
     Brazil                               415            455             --             --              --              870

     Bolivia                              377            121             --             --              --              498
                                 ------------   ------------   ------------     ----------    ------------   --------------
                   Sub-total              792            576             --             --              --            1,368
                                 ------------   ------------   ------------     ----------    ------------   --------------
OTHER                                      13             --             --             --              --               13
                                 ------------   ------------   ------------     ----------    ------------   --------------
TOTAL                            $     51,447   $      5,579   $        418     $   (2,414)             --   $       55,030
                                 ============   ============   ============     ==========    ============   ==============

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

(4)  INVESTMENT IN OMAI GOLD MINES LIMITED

Details regarding the Company's investment in the common and preferred share equity of Omai Gold Mines Ltd. and its share of equity losses not recorded for the year ended December 31, 1995 and the quarter ended March 31, 1996 are as follows:

                                                 Common      Preferred
                                                 Shares       Shares
                                                 -------     ---------
      December 31, 1995                          $    --      $3,798
      Less:
      Preferred Share Redemption                      --          --
      Add:
      Premium on Preferred Share Redemption           --          --
                                                 -------      ------
      March 31, 1996                             $    --      $3,798
                                                 =======      ======

The Company's share of Accumulated Losses at:

      December 31, 1995          $(3,401)
                                 =======
      March 31, 1996             $(3,846)
                                 =======

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

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


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

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)





(7)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND
     THE UNITED STATES


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

Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:


                                                                     For the three months ended
                                                                  March 31, 1996    March 31, 1995
                                                                  --------------    --------------
Net profit (loss) under Canadian GAAP                                $   (35)          $  (317)
Net effect of the deferred exploration expenditures on loss
  for the period(a)                                                   (3,165)           (6,059)
Effect of recording compensation expense under stock
  option plans(d)                                                        (34)              (50)
Reversal of the gain on subsidiary's issuance of common
  stock
                                                                      (2,001)           (1,649)
Effect of Omai preferred share redemption(c)                              --               209
                                                                     -------           -------
Loss under U.S. GAAP before minority interest                         (5,235)           (7,866)
Adjustment to minority interest                                          182               693
                                                                     -------           -------
Loss under U.S. GAAP                                                 $(5,053)          $(7,173)
                                                                     =======           =======
Loss per share under U.S. GAAP                                       $ (0.20)          $ (0.32)
                                                                     =======           =======

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEET


                                               As of March 31, 1996                   As of December 31, 1995
                                          -------------------------------         -------------------------------
                                          Canadian GAAP         U.S. GAAP         Canadian GAAP         U.S. GAAP
                                          -------------         ---------         -------------         ---------
Cash(h)                                     $  17,144           $  17,144           $   5,800           $   3,320
Short term investments(e)                       8,393               6,893               3,698               2,480
Marketable securities(i)                          800                 928                 800                 927
Other current assets                            5,564               5,564               5,776               5,776
Restricted cash                                 2,465               2,465               2,465               2,465
Deferred exploration(a)                        55,030              15,986              51,447              15,568
Investment in Omai Gold
   Mines Limited(c)                             3,798                  --               3,798                  --

Long-term investments(e)                           --               1,500                  --               3,698
Other assets                                    4,091               4,091               3,825               3,825
                                            ---------           ---------           ---------           ---------
         Total Assets                       $  97,285           $  54,571           $  77,609           $  38,059
                                            =========           =========           =========           =========

Liabilities                                     4,613               4,613               5,018               5,018
Minority interest(a)                           10,607               9,190               4,203               2,968
Share capital, net of stock option
   loans(g)                                   118,886             110,243             105,174              94,496

Cumulative translation
   adjustments(b)                                  --               1,595                  --               1,595

Accumulated unrealized gains on
investments(i)                                     --                 128                  --                 127

Deficit(a)(c)(d)(f)                           (36,821)            (71,198)            (36,786)            (66,145)
                                            ---------           ---------           ---------           ---------
         Total Liabilities and
         Shareholders' Equity               $  97,285           $  54,571           $  77,609           $  38,059
                                            =========           =========           =========           =========


STATEMENTS OF CASH FLOWS

                                              OPERATING                      INVESTING                      FINANCING
NET CASH PROVIDED BY (USED IN):               ACTIVITIES                     ACTIVITIES                     ACTIVITIES
                                       -----------------------         -----------------------         ----------------------
                                       Canadian         U.S.           Canadian         U.S.           Canadian        U.S.
                                         GAAP           GAAP             GAAP           GAAP            GAAP           GAAP
                                       --------        -------         --------        -------         --------       -------
For the three months ended
   March 31, 1996                      $(2,381)        $(5,399)        $(4,334)        $(3,382)        $22,754        $22,605
For the three months ended
   March 31, 1995                      $(2,454)        $(1,294)        $(5,239)        $ 1,905         $ 8,410        $ 8,307

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


(8)  SUBSEQUENT EVENTS


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

On May 14, 1996, the Company announced that its subsidiary, Southern Star Resources Ltd. ("Southern Star"), signed the final document within Companhia Vale do Rio Doce ("CVRD") for the Andorinhas project in Brazil. Southern Star has also reached agreement with certain of the principal landowners in the Andorinhas district for an option to purchase certain surface rights and assets. Under the agreement with CVRD, Southern Star must match CVRD's previous exploration expenditures of approximately $5.5 million, as well as pay 50% of any additional costs required to complete a positive feasibility study to earn a 50% interest in the Andorinhas project, subject to final approval of the Brazilian government. Southern Star must also effect agreements with additional landowners which may be necessary to conduct its exploration activities.

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)



(9)  COMMITMENTS AND CONTINGENCIES


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


The Company expects to provide a bank guarantee in 1996 for $1.25 million with respect to the Exploration License for the Galla Valley Property (see Note 8).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION, RESULTS OF OPERATIONS AND RECENT DEVELOPMENTS


The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). For U.S. GAAP reconciliation see attached financial statement Note 7.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995


During the first quarter of 1996, the Company reported a net loss of approximately $35,000 as compared to a net loss of $0.3 million for the first quarter of 1995. This amount reflected a gain on issuance of common stock of Pan African Resources Corporation of $2.0 million realized on February 5, 1996, offset by increased expenditures for administration.


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

On March 26, 1996, Cambior and the Company announced mining reserves of 24 million tonnes grading 1.4 g Au/t on the Gross Rosebel property representing
1.1 million ounces of gold in situ. This reserve estimate is based on results from 420 diamond drill holes for a total of over 37,500 m, 4,064 auger holes for a total of 25,000 m and 14 km of trenches. Mining reserves identified to date lie in two areas of the Gross Rosebel property: the South block containing the Mayo, Royal Hill and Rosebel deposits and the North block hosting the Pay Caro and Koolhoven deposits.

Southern Star Resources Ltd.

Exploration expenditures for the first quarter of 1996 of $0.6 million by Southern Star focused on the Andorinhas and Abacaxis projects in Brazil and the San Simon project in Bolivia.

On May 14, 1996, the Company announced that its subsidiary, Southern Star Resources Ltd. ("Southern Star"), signed the final document with Companhia Vale do Rio Doce ("CVRD") for the Andorinhas project in Brazil. Southern Star has also reached agreement with certain of the principal landowners in the Andorinhas district for an option to purchase certain surface rights and assets. Under the agreement with CVRD, Southern Star must match CVRD's previous exploration expenditures of approximately $5.5 million, as well as pay 50% of any additional costs required to complete a positive feasibility study to earn a 50% interest in the Andorinhas project, subject to final approval of the Brazilian government. Southern Star must also effect agreements with additional landowners which may be necessary to conduct its exploration activities.

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



                                       Golden Star Resources Ltd.


                                       By: /s/ David A. Fennell
                                           -----------------------------------
                                           David A. Fennell
                                           President and
                                             Chief Executive Officer



                                       By: /s/ Gordon J. Bell
                                           -----------------------------------
                                           Gordon J. Bell
                                           Vice President and Chief
                                             Financial Officer






Date:  April 22, 1997