Form 10-Q
period 1997-03-31
GOLDEN STAR RESOURCES LTD
filed 1997-05-15
CIK 903571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period ended March 31, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ________ to ________.

                         Commission file number 0-21708


                           GOLDEN STAR RESOURCES LTD.
              (Registrant's telephone number, including area code)

Canada                                                               98-0101955
(State or other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

One Norwest Center
1700 Lincoln Street
Suite 1950
Denver, Colorado                                                          80203
(Address of Principal Executive Office)                              (Zip Code)


                                 (303) 830-9000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes    X      No
    -------      -------


Number of Common Shares outstanding as of May 9, 1997:  29,647,636

                           GOLDEN STAR RESOURCES LTD.

                                     INDEX


Part I  Financial Information

        Item 1. Financial Statements ..........................................    1

        Item 2. Management's Discussion and Analysis of Financial Condition,
                Results of Operations and Recent Developments .................   11

Part II Other Information

        Item 1. Legal Proceedings .............................................   15

        Item 6. Exhibits and Reports on Form 8-K ..............................   15

Signatures ....................................................................   16





               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance, or achievements express or implied by such forward-looking statements. Such factors include, among others, gold and diamond exploration and development costs and results, fluctuation of gold prices, foreign operations and foreign government regulation, competition, uninsured risks, recovery of reserves, capitalization and commercial viability and requirements for obtaining permits and licenses.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)

-------------------------------------------------------------------------------

                                                                (Unaudited)
                                                              As of March 31,  As of December 31,
                                                                   1997              1996
                                                               ------------    ------------------
ASSETS

CURRENT ASSETS
         Cash and short-term investments                       $     11,930      $     15,663
         Accounts receivable                                          5,651             5,116
         Inventories                                                    874             1,027
         Other assets                                                   516               376
                                                               ------------      ------------
                  Total Current Assets                               18,971            22,182

RESTRICTED CASH                                                       1,950             2,015
DEFERRED EXPLORATION                                                 71,308            64,721
INVESTMENT IN OMAI GOLD MINES LIMITED                                 2,819             3,279
FIXED ASSETS                                                          3,428             3,666
OTHER ASSETS                                                            516               420
                                                               ------------      ------------
                  Total Assets                                 $     98,992      $     96,283
                                                               ============      ============

LIABILITIES

CURRENT LIABILITIES
         Accounts payable and accrued liabilities              $      5,478      $      5,830
         Accrued wages and payroll taxes                              1,025             1,065
                                                               ------------      ------------
                  Total Current Liabilities                           6,503             6,895

OTHER LIABILITIES                                                        98                92
                                                               ------------      ------------
                  Total Liabilities                                   6,601             6,987
                                                               ------------      ------------

MINORITY INTEREST                                                    10,648            11,202
                                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                       135,433           129,954
         (Common shares, without par value, unlimited shares
         authorized.  Shares issued and outstanding:  March
         31, 1997 - 26,622,636; December 31, 1996 - 25,941,103)
Stock option loans                                                   (4,012)           (4,012)
DEFICIT                                                             (49,678)          (47,848)
                                                               ------------      ------------
         Total Shareholders' Equity                                  81,743            78,094
                                                               ------------      ------------
                  Total Liabilities and Shareholders' Equity   $     98,992      $     96,283
                                                               ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      (Stated in thousands of United States Dollars except share amounts)
                                  (Unaudited)

-------------------------------------------------------------------------------

                                                 Three Months Ended      Three Months Ended
                                                   March 31, 1997          March 31, 1996
                                                --------------------    --------------------
REVENUE
         Precious metals sales                  $                401    $                838
         Interest and other                                      187                     212
                                                --------------------    --------------------
                                                                 588                   1,050
                                                --------------------    --------------------

COSTS AND EXPENSES
         Cost of goods sold                                      866                   1,180
         Depreciation                                            312                     295
         General and administrative                            2,080                   1,970
         Exploration expense                                     140                      13
         Interest expense                                         23                      --
         Foreign exchange loss                                    91                      77
                                                --------------------    --------------------
                                                               3,512                   3,535
                                                --------------------    --------------------

PROFIT (LOSS) BEFORE THE UNDERNOTED                           (2,924)                 (2,485)

Gain on subsidiary's issuance of common stock                     --                   2,001
Omai preferred share redemptions surplus                         554                      --
                                                --------------------    --------------------
Net profit (loss) before minority interest                    (2,370)                   (484)
Minority interest loss                                           540                     449
                                                --------------------    --------------------

NET PROFIT (LOSS)                               $             (1,830)   $                (35)
                                                ====================    ====================

NET PROFIT (LOSS) PER SHARE                     $              (0.07)   $             (0.001)
                                                ====================    ====================

WEIGHTED AVERAGE SHARES OUTSTANDING
  (millions of shares)                                          26.5                    24.5
                                                ====================    ====================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      (Stated in thousands of United States Dollars except share amounts)
                                  (Unaudited)

-------------------------------------------------------------------------------

                                                                       Three Months Ended      Three Months Ended
                                                                         March 31, 1997          March 31, 1996
                                                                      --------------------    --------------------
OPERATING ACTIVITIES:
       Net profit (loss)                                              $             (1,830)   $                (35)
       Reconciliation of net income to net cash used in operations:
              Depreciation                                                             312                     295
              Premium on Omai Preferred Share Redemptions                             (554)                     --
              Gain on issuance of common stock by subsidiary                            --                  (2,001)
              Minority interest loss                                                  (540)                   (449)
       Changes in non-cash operating working capital                                  (914)                   (191)
                                                                      --------------------    --------------------
                  Net Cash Used in Operating Activities                             (3,526)                 (2,381)
                                                                      --------------------    --------------------

INVESTING ACTIVITIES:
       Expenditures on mineral properties, net of joint venture
           recoveries                                                               (6,587)                 (3,583)
       Equipment purchases                                                             (74)                   (758)
       Omai Preferred Share Redemption                                               1,014                      --
       Other assets and investments                                                     --                       7
                                                                      --------------------    --------------------
                  Net Cash Used in Investing Activities                             (5,647)                 (4,334)
                                                                      --------------------    --------------------

FINANCING ACTIVITIES:
       Restricted cash                                                                  65                      --
       Proceeds from issuance of subsidiary's stock                                     --                   9,021
       Offering costs of subsidiary                                                    (14)                   (126)
       Increase in minority interest                                                    --                     147
       Issuance of share capital and warrants, net                                   5,429                  12,897
       Issuance of share capital under options                                          50                   2,287
       Stock option loan additions                                                      --                  (1,472)
       Other                                                                           (90)                     --
                                                                      --------------------    --------------------
                  Net Cash Provided by Financing Activities                          5,440                  22,754
                                                                      --------------------    --------------------

Increase (decrease) in cash                                                         (3,733)                 16,039
Cash and short-term investments, beginning of period                                15,663                   9,498
                                                                      --------------------    --------------------
Cash and short-term investments, end of period                        $             11,930    $             25,537
                                                                      ====================    ====================

              The accompanying notes are an integral part of these
                       consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


These financial statements and the accompanying notes should be read in conjunction with the financial statements and related notes included in the annual report on Form 10-K for Golden Star Resources Ltd. (the "Company") for the fiscal year ended December 31, 1996, on file with the Securities and Exchange Commission and with the Ontario Securities Commission (hereinafter referred to as "the Company's 1996 10-K"). All amounts are in United States dollars unless otherwise stated.

The unaudited financial statements as of March 31, 1997, and for the three months ended March 31, 1997 and 1996, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

On April 22, 1997, the Company filed on Form 10-Q/A an amendment to its first quarter 1996 results, reflecting a reduction in the gain recorded on the sale of the common shares of the Company's subsidiary, Pan African Resources Corporation. The reduction in the gain was also reflected in the financial results reported in the Company's filing on Form 10-K for the year ended December 31, 1996. All historical and comparative amounts shown in these financial statements reflect the amounts reported on the March 31, 1996 Form 10-Q/A and the December 31, 1996 Form 10-K.

(1) INVENTORIES

                                           March 31, 1997    December 31, 1996
                                          ----------------   -----------------
    Gold Inventory                        $            297   $            384
    Materials and Supplies                             577                643
                                          ----------------   ----------------
                                          $            874   $          1,027
                                          ================   ================


(2) FIXED ASSETS

                                           March 31, 1997    December 31, 1996
                                          ----------------   -----------------
    Building                              $          1,833   $          1,833
    Machinery & Equipment                            4,750              4,676
                                          ----------------   ----------------
                                                     6,583              6,509

    Accumulated Depreciation                        (3,155)            (2,843)
                                          ----------------   ----------------
                                          $          3,428   $          3,666
                                          ================   ================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


(3) DEFERRED EXPLORATION

                                 Deferred                                                               Deferred
                                 Exploration                                                            Exploration
                                 Expenditures   Capitalized   Capitalized     Joint                     Expenditures
                                 as at          Exploration   Acquisition     Venture     Property      as at
                                 Dec 31, 1996   Expenditures  Expenditures    Recoveries  Abandonments  March 31, 1997
                                 =====================================================================================
GUYANA
    Eagle Mountain                 $   111           127           --            --           --             238
    Quartz Hill                      1,347            --           --            --           --           1,347
    Upper Potaro Diamond/
       Amatuk Diamond                1,010            61            8            --           --           1,079
    Mazaruni/Upper Mazaruni
       Diamond                       2,729            61           --            --           --           2,790
    Wenamu Gold                        512            --           --            --           --             512
    Five Stars Gold                  5,767           171           --            --           --           5,938
    Five Stars Diamond               1,097            92           24            --           --           1,213
    BHP Gold Projects                  151            41           --            --           --             192
    Guyana Diamond Permits              27             2           --            --           --              29
    Other                            1,376            (9)          --            --           --           1,367
                                 -------------------------------------------------------------------------------------
       Sub-total                    14,127           546           32            --           --          14,705
                                 -------------------------------------------------------------------------------------
SURINAME
    Benzdorp/Lawa                    3,341             3           --            --           --           3,344
    Gross Rosebel                    9,494         2,781           --        (1,058)          --          11,217
    Headley's Right of
       Exploration                     311            --           --            --           --             311
    Thunder Mountain                   453            --           --            --           --             453
    Saramacca                        1,569            42           --           (11)          --           1,600
    Sara Kreek                         155           104           15            --           --             274
    Tempati Reconnaissance             161            24           75            --           --             260
    Tapanahony Reconnaissance           86            13           --            (2)          --              97
    Kleine Saramacca                   104            --           --            --           --             104
    Lawa Antino                        764           678           --            --           --           1,442
    Suriname Diamond Projects          310            56           --            --           --             366
    Ulemari Reconnaissance              53           136           --           (19)          --             170
    Other Exploration                   20            (5)          --            --           --              15
    Other                              232           (34)          --            --           --             198
                                 -------------------------------------------------------------------------------------
       Sub-total                    17,053         3,798           90        (1,090)          --          19,851
                                 -------------------------------------------------------------------------------------
FRENCH GUIANA
(GUYANOR RESSOURCES S.A.)
    Dorlin                             628           440           --          (440)          --             628
    St--Elie                         1,973           514           --          (514)          --           1,973
    Dieu--Merci                        382           133           --          (133)          --             382
    Yaou                             7,087           436           --          (436)          --           7,087
    Paul Isnard/Eau Blanche          3,629           193           --          (193)          --           3,629
    SOTRAPMAG                        1,520           201           --            --           --           1,721
    Dachine                            575            97           --           (44)          --             628
    Other                            1,331             6           --            --           --           1,337
    Diamond Projects                   204             1           --            --           --             205
                                 -------------------------------------------------------------------------------------
       Sub-total                    17,329         2,021           --        (1,760)          --          17,590
                                 -------------------------------------------------------------------------------------
AFRICA (PAN AFRICAN RESOURCES
CORPORATION)
    Ivory Coast/Comoe                3,951           212           --            --           --           4,163
    Mali/Dioulafoundou               2,763            55           12            --           --           2,830
    Mali/Melgue                         56            39           --            --           --              95
    Mali/Other                          30            17                                                      47
    Eritrea/Galla Valley             1,317           191           --            --           --           1,508
    Eritrea/Other                       55            --                                                      55
    Kenya/Ndori                        901           290           --            --           --           1,191
    Other                               53           101           --            --           --             154
                                 -------------------------------------------------------------------------------------
       Sub-total                     9,126           905           12            --           --          10,043
                                 -------------------------------------------------------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


                                 Deferred                                                               Deferred
                                 Exploration                                                            Exploration
                                 Expenditures   Capitalized   Capitalized     Joint                     Expenditures
                                 as at          Exploration   Acquisition     Venture     Property      as at
                                 Dec 31, 1996   Expenditures  Expenditures    Recoveries  Abandonments  March 31, 1997
                                 =====================================================================================
LATIN AMERICA (SOUTHERN STAR
RESOURCES LTD.)
    Brazil/Andorinhas                3,547          1,388           --            --            --          4,935
    Brazil/Abacaxis                  1,375            322            7            --            --          1,704
    Brazil/Other                       583              5           --            --            --            588
    Bolivia/San Simon                  858             36           --            --            --            894
    Bolivia/Sunsas                     221            127           --            --            --            348
    Bolivia/Other                      502            141            2            --            --            645
                                --------------------------------------------------------------------------------------
       Sub-total                     7,086          2,019            9            --            --          9,114
                                --------------------------------------------------------------------------------------
OTHER                                   --              5           --            --            --              5
                                --------------------------------------------------------------------------------------
TOTAL                              $64,721          9,294          143        (2,850)           --        $71,308
                                ======================================================================================


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

(4) INVESTMENT IN OMAI GOLD MINES LIMITED

Details regarding the Company's investment in the common and preferred share equity of Omai Gold Mines Ltd. and its share of equity losses not recorded for the year ended December 31, 1996 and the quarter ended March 31, 1997 are as follows:

                                                  Common Shares  Preferred Shares
                                                  -------------  ----------------
    December 31, 1996                             $         --   $       3,279
    Less:  Preferred Share Redemption                       --          (1,014)
    Add:  Premium on Preferred Share Redemption             --             554
                                                  ------------   --------------
    March 31, 1997                                $         --    $      2,819
                                                  ============    ==============

The Company's share of Accumulated Losses at:

    December 31, 1996                   $(2,713)
                                        =======
    March 31, 1997                      $(1,502)
                                        =======

(5) CHANGES TO SHARE CAPITAL

During the three months ended March 31, 1997, 8,333 shares were issued for options previously granted under the Company's Employees' Stock Option Plan.

During the three months ended March 31, 1997, 673,200 shares were issued for the exercise of all of the Company's outstanding Cdn$11.00 warrants, providing proceeds of $5.4 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


(6) GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

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

(f) The gains on subsidiaries issuance of common stock recorded under Canadian GAAP in respect of the Guyanor initial public offering in 1995 and the PARC private placements in 1995 and 1996 are not appropriate under U.S. GAAP.

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

(j) Under U.S. GAAP, accrued severance and social charges of $1.1 million resulting from suspension of alluvial mining operations at SOTRAPMAG would not have been recorded as of December 31, 1996 as the requirements for accrual under U.S. GAAP were not satisfied. Under U.S. GAAP, such accruals have been recorded in the first quarter of 1997.

Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                   For the three months ended
                                                                March 31, 1997    March 31, 1996
                                                                --------------    --------------
Net profit (loss) under Canadian GAAP                           $       (1,830)   $          (35)
Net effect of the deferred  exploration  expenditures on loss
     for the period (a)                                                 (6,444)           (3,165)
Effect of recording  compensation  expense under stock option
     plans (d)                                                             (21)              (34)
Record loss for severance accruals (j)                                  (1,115)               --
Reversal  of the  gain on  subsidiary's  issuance  of  common
     stock (f)                                                              --            (2,001)
Effect of Omai preferred share redemption (c)                              460                --
                                                                --------------    --------------
Loss under U.S. GAAP before minority interest                           (8,950)           (5,235)
Adjustment to minority interest                                            817               182
                                                                --------------    --------------
Loss under U.S. GAAP                                            $       (8,133)   $       (5,053)
                                                                ==============    ==============
Loss per share under U.S. GAAP                                  $        (0.31)   $        (0.20)
                                                                ==============    ==============

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEET

                                                As of March 31, 1997     As of December 31, 1996
                                               ----------------------    -----------------------
                                                Canadian       U.S.       Canadian       U.S.
                                                  GAAP         GAAP         GAAP         GAAP
                                               ---------    ---------    ---------    ---------
Cash (h)                                       $   9,433    $   8,431    $   9,664    $   9,664
Short term investments (e)                         2,497        1,002        5,999        2,500
Other current assets                               7,041        7,041        6,519        6,519
Restricted cash                                    1,950        1,950        2,015        2,015
Deferred exploration (a)                          71,308       18,754       64,721       18,611
Investment in Omai Gold Mines Limited (c)          2,819           --        3,279           --
Long-term investments (e)                             --        2,497           --        3,499
Other assets                                       3,944        3,944        4,086        4,087
                                               ---------    ---------    ---------    ---------
         Total Assets                          $  98,992    $  43,619    $  96,283    $  46,895
                                               =========    =========    =========    =========

Liabilities                                        6,601        6,601        6,987        5,872
Minority interest (a)                             10,648        9,692       11,202       11,064
Share capital, net of stock option loans (g)     131,421      128,568      125,942      123,068
Cumulative translation adjustments (b)                --        1,595           --        1,595
Deficit (a)(c)(d)(f)                             (49,678)    (102,837)     (47,848)     (94,704)
                                               ---------    ---------    ---------    ---------
         Total Liabilities and Shareholders'
         Equity                                $  98,992    $  43,619    $  96,283    $  46,895
                                               =========    =========    =========    =========

STATEMENTS OF CASH FLOWS

NET CASH PROVIDED BY (USED IN):

                                     OPERATING ACTIVITIES  INVESTING ACTIVITIES  FINANCING ACTIVITIES
                                     --------------------  --------------------  --------------------
                                      Canadian     U.S.     Canadian     U.S.     Canadian     U.S.
                                        GAAP       GAAP       GAAP       GAAP       GAAP       GAAP
                                      --------   -------    --------   -------    --------   -------
For the three months ended
  March 31, 1997                      $(3,526)   $(8,979)   $(5,647)   $ 2,283    $ 5,440   $ 5,463
For the three months ended
  March 31, 1996                      $(2,381)   $(5,399)   $(4,334)   $(3,382)   $22,754   $22,605

The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (f). There were no significant non-cash transactions impacting the statement of cash flows for the quarters ended March 31, 1997 and 1996.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


(7) SUBSEQUENT EVENTS

On May 5, 1997, the Company sold through a prospectus offering 3,025,000 common shares at $7.50 per share, for total proceeds of $22.7 million. The shares were issued under the Company's shelf prospectuses in the United States and Canada.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION, RESULTS OF OPERATIONS AND RECENT DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). For U.S. GAAP reconciliation see attached financial statement Note 6.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE REFORM ACT

The following contains certain forward-looking statements within the meaning of the Reform Act. Actual results, performance or achievements of the Company could differ materially from those projected in the forward-looking statements due to a number of factors, including those set forth under "Risk Factors" in the Company's Annual Report on Form 10-K. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

During the first quarter of 1997, the Company reported a net loss of $1.8 million or $0.07 per share as compared to a net loss of $35,000 or $0.001 per share for the first quarter of 1996. The 1997 first quarter loss reflects revenue and expenses similar to the 1996 period. The net loss in 1996 was offset by a gain of $2.0 million on the sale of shares of Pan African Resources Corporation ("PARC") which did not recur in 1997.

Total revenues of $0.6 million for the first quarter of 1997 (as compared to $1.1 million the first quarter of 1996) decreased due to reduced gold sales in French Guiana from Societe de Travaux Publics et de Mines Auriferes en Guyane ("SOTRAPMAG"), with interest and other income decreased from the prior period due to reduced average cash balances invested. Cost of goods sold decreased by $0.3 million as a result of the reduced production of gold by SOTRAPMAG. Revenue from gold sales for the first quarter of 1997 was $0.4 million, as compared to $0.8 million in the first quarter of 1996.

During the first quarter of 1997, the Company, through Guyanor Ressources S.A. ("Guyanor"), began implementation of a program to discontinue the alluvial operations conducted at SOTRAPMAG. Alluvial gold production continued during the first quarter of 1997, with operating losses of $0.5 million incurred during the period which were consistent with estimates previously made by the Company. Mining operations were suspended on April 17, 1997 after receipt of regulatory approvals for SOTRAPMAG's closure plans. The Company estimates that additional operating losses of $0.1 million will be incurred from April 1 to closure on April 17. All accruals for future obligations are included in current liabilities and no significant adjustments were made to accruals for obligations associated with the shut-down during the first quarter of 1997. Land rehabilitation is scheduled to be completed by the end of the second quarter of 1997. Relocation and retraining of certain employees, as well as company-provided outplacement services are anticipated to be complete by the end of the third quarter of 1997.

Omai Gold Mines Limited ("OGML"), in which the Company maintains a 30% common share equity interest, reported net income of $4.2 million for the first quarter of 1997 compared to a net loss of $1.4 million in the first quarter of 1996. The Omai mine produced 90,454 ounces of gold in the first quarter of 1997 (compared to 27,204 ounces of gold in the first quarter of 1996). Production during the first quarter of 1996 was adversely impacted by the tailings dam failure in August 1995, with production resuming in February 1996. During the first quarter of 1997, the Company recorded redemptions of Class "I" preferred shares of OGML of $1.0 million. The Company received no such redemptions during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company held cash and short term investments of $11.9 million ($25.5 million as of March 31, 1996 and $15.7 million as of December 31, 1996) and working capital of $12.5 million ($27.3 million as of March 31,
1996). The decrease in cash resources and working capital resulted from expenditures on the Company's exploration activities during 1996 and the first quarter of 1997, offset by proceeds from the issuance of Guyanor shares in conjunction with the listing on the Nouveau Marche in the fourth quarter of 1996.

Sources of funding during the first quarter of 1997 included the exercise of 673,200 of the Company's Cdn$11.00 warrants for proceeds of $5.4 million and joint venture arrangements which provided $2.9 million in cash recoveries of exploration expenditures.

Product and supplies inventories, accounts receivables and other current assets increased $0.5 million during the quarter in the aggregate reflecting accounts receivable from preferred share redemptions of $1.0 million in the first quarter of 1997 (as compared to the absence of such redemptions during the first quarter of 1996), offset by reductions in gold and supplies inventories due to the closure activities at SOTRAPMAG.

Cash used in investing activities of $5.6 million for the three months ended March 31, 1997 increased as compared to $4.3 million for the three months ended March 31, 1996, primarily due to an increase in exploration spending of $3.0 million and reduction in fixed asset purchases of $0.7 million as compared to the first quarter of 1996, offset by OGML preferred share redemptions of $1.0 million in the first quarter of 1997.

Cash provided by financing activities of $5.4 million for period decreased as compared to $22.8 million for the corresponding period in 1996 due to the Company's unit offering and the PARC private placement which occurred in the first quarter of 1996. Share capital increased by $5.5 million for the three months ended March 31, 1997, reflecting the exercise of warrants (noted above), compared with $15.2 million during the three months ended March 31, 1996, reflecting the 1996 unit offering.

On May 5, 1997, the Company sold through a prospectus offering 3,025,000 common shares at $7.50 per share, for total proceeds of $22.7 million. The shares were issued under the Company's shelf prospectuses in the United States and Canada.

Africa (Pan African Resources Corporation)

Total exploration and acquisition expenditures by PARC in Africa for the first quarter of 1997 amounted to $0.9 million (compared to $1.2 million in the first quarter of 1996), and primarily reflect expenditures on exploration activities in the Ivory Coast, Eritrea and Kenya. General and administrative expenditures for the first quarter of 1997 totaled $0.3 million (compared to $0.5 million in the first quarter of 1996).

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

On March 7, 1997, PARC granted African Selection Mining Corporation ("ASM") a three-year option to acquire 50% of the issued and outstanding shares of PARC Dioulafoundou and PARC Fougala. In order to maintain its rights under the option, ASM must incur exploration expenditures on the properties of at least $4.5 million prior to October 31, 1999 with $450,000 during the period commencing March 1, 1997 and ending September 30, 1997 ("Phase I"), $1.5 million during the period commencing October 1,1997 and ending September 30, 1998, and $2.5 million during the period commencing October 1, 1998 and ending October 31, 1999. Should ASM fail to make the required $450,000 in expenditures for Phase I within the prescribed deadline, it will be required to pay the amount of the shortfall to PARC in cash, subject to certain contingencies.

In May 1997, the Company entered into a demand revolving line of credit with PARC, whereby the Company will loan PARC up to $2.0 million. The line of credit expires on December 31, 1997 and may be extended to December 31, 1998 at the Company's discretion. The line of credit bears interest at the prime rate of a major commercial bank plus 2%. The principal and interest on outstanding advances are convertible, at any time at the option of the Company, into common shares of PARC at a conversion price of Cdn$0.37 per share. The conversion provisions of the line of credit are subject to approval by PARC's shareholders.

French Guiana (Guyanor Ressources S.A.)

Total exploration expenditures by Guyanor for the first quarter amounted to $2.0 million, offset by joint venture recoveries of $1.8 million (compared to expenditures of $1.2 million and recoveries of $1.1 million in the first quarter of 1996). Activities in French Guiana focused primarily on further work at St-Elie, Paul-Isnard, Yaou and Dorlin. General and administrative expenditures for Guyanor which were not reimbursed by joint venture partners amounted to $0.5 million for the quarter ended March 31, 1997 (compared to $0.5 million in the first quarter of 1996).

Guyana

Exploration and acquisition expenditures in the first quarter of 1997 in Guyana amounted to $0.6 million (compared to $1.1 million during the first quarter of 1996). Activities in Guyana focused primarily on the Five Stars and Eagle Mountain gold projects.

Suriname

Exploration expenditures in Suriname during the first quarter of 1997 focused principally on the Gross Rosebel gold project in joint venture with Cambior Inc. ("Cambior"). Total spending in Suriname in the period of $3.8 million was offset by joint venture recoveries of $1.1 million (as compared to expenditures of $2.0 million and recoveries of $1.3 million during the first quarter of 1996) as Cambior has met its earn-in requirements at Gross Rosebel and all expenditures are shared equally.

Southern Star Resources Ltd.

Exploration expenditures for the first quarter of 1997 of $2.0 million as compared to $0.6 million during the first quarter of 1996 by Southern Star increased due to expanded exploration programs at the Andorinhas and Abacaxis projects in Brazil.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are currently no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties or those of any of its subsidiaries is subject. The Company and its subsidiaries are, however, engaged in routine litigation incidental to their business. No material legal proceedings involving the company are pending, or, to the knowledge of the Company, contemplated, by any governmental authority. The Company is not aware of any material events of noncompliance with environmental laws and regulations. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental regulations that may be enacted with foreign jurisdictions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27  Financial Data Schedule

(b) The Company filed electronically with the Securities and Exchange Commission ("SEC") on March 10, 1997, a Form 8-K concerning various issues including drilling results from Antino in Suriname, drilling results from the Yaou project in French Guiana, drilling results from Andorinhas, exploration update and trenching results at St-Elie and completion of Dachine bulk sample processing.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GOLDEN STAR RESOURCES LTD.


                                By: /s/ David A. Fennell
                                    ------------------------------------------
                                    David A. Fennell
                                    President and Chief Executive Officer


                                By: /s/ Gordon J. Bell
                                    ------------------------------------------
                                    Gordon J. Bell
                                    Vice President and Chief Financial Officer


May 15, 1997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                     Financial Data Schedule