Form 10-Q/A
period 1996-06-30
GOLDEN STAR RESOURCES LTD
filed 1997-08-11
CIK 903571

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
                         Commission file number 0-21708


                           GOLDEN STAR RESOURCES LTD.
             (Exact Name of Registrant as Specified in Its Charter)

Canada                                                98-0101955
(State or other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)


1660 Lincoln Street,
Suite 3000, Denver, Colorado
(Address of Principal Executive Office)                 80264

                                                        (Zip Code)


                                 (303) 830-9000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes X  No
                                              ---    -----

Number of Common Shares outstanding as of August 7, 1996: 25,777,903.

                           GOLDEN STAR RESOURCES LTD.

                                     INDEX


Part I - Financial Information

         Item 1.  Financial Statements...................................................................1

         Item 2.  Management's Discussion and Analysis of Financial Condition,
                  Results of Operations and Recent Developments.........................................15


Part II - Other Information

         Item 1.  Legal Proceedings.....................................................................20

         Item 4. Submission of Matters to a Vote of the Security Holders................................20

         Item 6.  Exhibits and Reports on Form 8-K......................................................22


Signatures..............................................................................................25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)              As of
                                                                             As of June 30,         December 31,
ASSETS                                                                            1996                  1995
                                                                             --------------      ------------------
CURRENT ASSETS
         Cash and short-term investments                                       $ 22,686                $  9,498
         Marketable securities, at cost which approximates market                     -                     800
         Accounts receivable                                                      5,637                   4,200
         Inventories                                                              1,456                   1,132
         Other assets                                                               557                     444
                                                                               --------                --------
                  Total Current Assets                                           30,336                  16,074

RESTRICTED CASH                                                                $  2,465                $  2,465
DEFERRED EXPLORATION                                                             61,268                  51,447
INVESTMENT IN OMAI GOLD MINES LIMITED                                             3,798                   3,798
FIXED ASSETS                                                                      4,236                   3,627
OTHER ASSETS                                                                          -                     198
                                                                               --------                --------
                  Total Assets                                                 $102,103                $ 77,609
                                                                               ========                ========

LIABILITIES

CURRENT LIABILITIES
         Accounts payable and accrued liabilities                              $  3,522                $  3,925
         Accrued wages and payroll taxes                                            908                   1,057
                                                                               --------                --------
                  Total Current Liabilities                                       4,430                   4,982

OTHER LIABILITIES                                                                    12                      36
                                                                               --------                --------
                  Total Liabilities                                               4,442                   5,018
                                                                               --------                --------

MINORITY INTEREST                                                                11,374                   4,203
                                                                               --------                --------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                                   128,660                 106,344
         (Common shares, without par value, unlimited shares
         authorized. Shares issued and outstanding: June 30, 1996 -
         25,716,303; December 31, 1995 - 22,769,872)

         Stock option loans                                                      (3,926)                 (1,170)
DEFICIT                                                                         (38,447)                (36,786)
                                                                               --------                --------
         Total Shareholders' Equity                                              86,287                  68,388
                                                                               --------                --------
                  Total Liabilities and Shareholders' Equity                   $102,103                $ 77,609
                                                                               ========                ========



The accompanying notes are an integral part of these consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (Stated in thousands of United States Dollars except per
                                 share amounts)
                                  (Unaudited)


-------------------------------------------------------------------------------------------------------------------

                                                                 Three Months                        Six Months
                                                                Ended June 30                      Ended June 30
                                                         ---------------------------        --------------------------

                                                            1996               1995           1996               1995
                                                            ----               ----           ----               ----
REVENUE
         Precious metals sales                           $   331           $   909         $  1,169           $ 1,774
         Interest and other                                  364               634              576             1,027
                                                         -------           -------         --------           -------
                                                             695             1,543            1,745             2,801

COSTS AND EXPENSES
         Cost of goods sold                                1,043             1,696            2,223             3,208
         Depreciation                                        288               245              583               387
         General and administrative                        2,631             2,578            4,601             4,428
         Exploration expense                                   6                 -               19                 -
         Recovery of Abandonment Loss                       (936)                -             (936)                -
         Abandonment of mineral properties                     -             1,341                -             1,496
         Loss (Gain) on sale of assets                       (58)                -              (58)                -
         Foreign exchange loss (gain)                          -              (205)              77              (194)
                                                         -------           -------         --------           -------
                                                           2,974             5,655            6,509             9,325

PROFIT (LOSS) BEFORE THE UNDERNOTED                       (2,279)           (4,112)          (4,764)           (6,524)

Gain on subsidiary's issuance of common stock                  -               926            2,001             2,575
Omai Preferred Share Redemptions                               -               409                -               661
                                                         -------           -------         --------           -------
Net profit (loss) before minority interest                (2,279)           (2,777)          (2,763)           (3,288)
Minority interest loss                                       653               518            1,102               712
                                                         -------           -------         --------           -------

NET PROFIT (LOSS)                                        ($1,626)          ($2,259)        ($ 1,661)          ($2,576)
                                                         =======           =======         ========           =======


NET PROFIT (LOSS) PER SHARE                              $ (0.06)          $ (0.10)        $  (0.07)          $ (0.11)
                                                         =======           =======         ========           =======



The accompanying notes are an integral part of these consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)
                                  (Unaudited)


------------------------------------------------------------------------------------------------------------------------
                                                                               Six Months Ended         Six Months Ended
                                                                                 June 30, 1996            June 30, 1995
                                                                               -----------------         ---------------
OPERATING ACTIVITIES:
     Net loss                                                                      $ (1,661)                 $ (2,576)
     Reconciliation of net loss to net cash used in operations:
         Depreciation                                                                   583                       387
         Premium on Omai Preferred Share Redemptions                                      -                      (661)
         Recovery of abandonment loss                                                  (936)                    1,496
         Gain on issuance of common stock by subsidiary                              (2,001)                   (2,575)
         Minority interest                                                           (1,102)                     (712)
     Changes in non-cash operating working capital                                   (1,488)                   (1,467)
                                                                                   --------                  --------
                  Net Cash Flows Used in Operating Activities                        (6,605)                   (6,108)
                                                                                   --------                  --------

INVESTING ACTIVITIES:
     Expenditures on mineral properties, net of joint venture
        recoveries                                                                   (9,821)                  (11,440)
     Equipment purchases                                                             (1,192)                     (347)
     Omai Preferred Share Redemptions                                                     -                     1,209
     Other assets and investments                                                       787                       597
                                                                                   --------                  --------
                  Net Cash Flows Used in Investing Activities                       (10,226)                   (9,981)
                                                                                   --------                  --------

FINANCING ACTIVITIES:
     Proceeds from issuance of subsidiary's stock                                    10,261                     9,426
     Offering costs of subsidiary                                                      (126)                     (928)
     Increase in minority interest                                                      327                     1,355
     Issuance of share capital                                                       12,886                         -
     Issuance of share capital under warrants                                         3,979                       739
     Issuance of share capital under options                                          5,451                         -
     Stock option loan receipts (additions)                                          (2,756)                        -
     Other                                                                               (3)                      (27)
                                                                                   --------                  --------
                  Net Cash Flows Provided by Financing Activities                    30,019                    10,565
                                                                                   --------                  --------

Increase (Decrease) in cash                                                          13,188                    (5,524)
Cash and short-term investments, beginning of period                                  9,498                    34,387
                                                                                   --------                  --------
Cash and short-term investments, end of period                                     $ 22,686                  $ 28,863
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

Investments in marketable securities are stated at cost which approximates market value and are capable of reasonably prompt liquidation.

(1)      INVENTORIES

                                                    June 30,       December 31,
                                                     1996             1995
                                                    -------          -------
         Precious Metals Inventory                  $   375          $   383
         Materials and Supplies                       1,081              749
                                                    -------          -------
                                                    $ 1,456          $ 1,132
                                                    =======          =======


(2)     FIXED ASSETS

                                                    June 30,       December 31,
                                                     1996             1995
                                                    -------          -------
         Building                                   $   921          $   903
         Machinery & Equipment                        5,020            4,254
                                                    -------          -------
                                                      5,941            5,157

         Accumulated Depreciation                    (1,705)          (1,530)
                                                    -------          -------
                                                    $ 4,236          $ 3,627
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

     Eagle Mountain           $    38              -               -             -            -            $    38

     Upper Potaro Diamond         836             64              37             -            -                937

     Mazaruni / Upper
        Mazaruni                2,028            308             154             -            -              2,490
        Diamond

     Wenamu Gold                  512              -               -             -            -                512

     Five Stars / Five          3,651            463             510             -            -              4,624
        Stars Gold

     Five Stars Diamond           389            401              80             -            -                870

     Other                      2,518            179               -             -            -              2,697
                            --------------------------------------------------------------------------------------------

                   Sub-total    9,972          1,415             781             -            -             12,168

                            --------------------------------------------------------------------------------------------
SURINAME

     South Benzdorp             2,842            337               -             -            -              3,179

     Gross Rosebel              6,286          3,204             450        (2,443)           -              7,497

     Headley's Right of
        Exploration               311              -               -             -            -                311

     Thunder Mountain             405             52               -             -            -                457

     Saramacca                  1,255            272               -             -            -              1,527

     Sara Kreek                   131            221               -             -            -                352

     Other                        226            550              30             -            -                806
                            --------------------------------------------------------------------------------------------


                   Sub-total   11,456          4,636             480        (2,443)                         14,129

                            --------------------------------------------------------------------------------------------

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)








                            Deferred                                                                     Deferred
                            Exploration                                                                  Exploration
                            Expenditures   Capitalized    Capitalized     Joint                          Expenditures
                            as at          Exploration    Acquisition     Venture      Property          as at
                            Dec. 31, 1995  Expenditures   Expenditures    Recoveries   Abandonments      June 30, 1996
                            ============================================================================================
FRENCH GUIANA
(GUYANOR RESSOURCES S.A.)
     Dorlin                         609          370               -          (370)            -               609

     St-Elie                      1,973        1,509               -        (1,509)            -             1,973

     Yaou                         6,991          170               -          (170)            -             6,991

     SOTRAPMAG /
        Paul-Isnard               4,790          855               -          (647)            -             4,998

     Dachine                        449          574               -          (574)            -               449

     Other                        1,295           43               -              -            -             1,338
                            --------------------------------------------------------------------------------------------

                   Sub-total     16,107        3,521               -        (3,270)            -            16,358

                            --------------------------------------------------------------------------------------------
AFRICA (PAN AFRICAN
RESOURCES CORPORATION)
     Gabon / Eteke                5,247          441               -              -            -             5,688

     Ivory Coast / Comoe          2,859          529               -              -            -             3,388

     Mali / Dioulafoundou         1,940          524              56              -            -             2,520

     Mali / Melgue                    -           46               -              -            -                46

     Ethiopia / Dul               2,635          743               -              -                          3,378

     Eritrea / Galla Valley         426          195               -              -            -               621

     Eritrea / Other                  -           82               -              -            -                82

     Other                            -           44               -              -                             44
                            --------------------------------------------------------------------------------------------

                   Sub-total     13,107        2,604              56              -            -            15,767

                            --------------------------------------------------------------------------------------------
LATIN AMERICA (SOUTHERN
STAR RESOURCES LTD.)
     Brazil/Andorinhas              123          394             601              -            -             1,118

     Brazil/Abacaxis                162          371              91              -            -               624

     Bolivia/San Simon              205          160              22              -            -               387

     Bolivia/Sunsas                   6           12               -              -            -                18

     Other                          296          289               -              -            -               585
                            ---------------------------------------------------------------------------------------------

                   Sub-total        792        1,226             714              -            -             2,732

                            ---------------------------------------------------------------------------------------------

OTHER                                13          101               -              -            -               114

                            ---------------------------------------------------------------------------------------------


TOTAL                           $51,447      $13,503          $2,031       $(5,713)            -           $61,268

                            =============================================================================================

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

(4)      INVESTMENT IN OMAI GOLD MINES LIMITED

Details regarding the Company's investment in the common and preferred share equity of Omai Gold Mines Ltd. and its share of equity losses not recorded for the year ended December 31, 1995 and the six months ended June 30, 1996 are as follows:

                                                                 Common                    Preferred
                                                                 Shares                      Shares
                                                                 -------                   ---------
         December 31, 1995                                             -                     $3,798
         Less:
         Preferred Share Redemption                                    -                          -
         Add:
         Premium on Preferred Share Redemption                    $    -                          -
                                                                   -----                     ------
         June 30, 1996                                            $                          $3,798
                                                                   =====                     ======

The Company's share of Accumulated Losses at:

         December 31, 1995          $(3,401)
                                    =======
         June 30, 1996              $(3,974)
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







(7)     SETTLEMENT OF VENEZUELA PUT OPTION


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

VenStar, through its subsidiaries, holds several gold exploration properties, being the Incredible 6 concession, the Valle Hondo concession and six
Valle Hondo "CVG" (Corporacion Venezolana de Guayana) contract permit areas dominated Valle Hondo 89 through 94, all located in the Bolivar State in eastern Venezuela. The election by the VenStar Purchasers to exercise the Put Option was due to the inability of Lindley to obtain the final "veta" (vein) mineral rights to the Valle Hondo concession within the time period required in the stock purchase agreement between the VenStar Purchasers and Lindley and in view of unresolved issues with respect to investment in the mining industry in Venezuela.

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

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)



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

Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:


                                                                                For the six months ended
                                                                          June 30, 1996            June 30, 1995
                                                                          -------------            -------------
Net loss under Canadian GAAP                                               $  (1,661)                $  (2,576)
Net effect of the deferred exploration expenditures on loss for
   the period (a)                                                             (7,790)                   (9,818)
Effect of recording compensation expense under stock option
   plans (d)                                                                     (68)                     (112)
Reversal of the gain on subsidiary's issuance of common stock                 (2,001)                   (2,575)
Effect of Omai preferred share redemption (c)                                      -                       548
                                                                           ---------                 ---------
Loss under U.S. GAAP before minority interest                                (11,520)                  (14,533)
Adjustment to minority interest                                                  796                     1,442
                                                                           ---------                 ---------
Loss under U.S. GAAP                                                       $ (10,724)                $ (13,091)
                                                                           =========                 =========
Loss per share under U.S. GAAP                                             $   (0.43)                $   (0.58)
                                                                           =========                 =========



(For items (a) to (i), see pages 10 and 11.)

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)



The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEET



                                              As of June 30, 1996                  As of December 31, 1995
                                              -------------------                  -----------------------

                                       Canadian GAAP         U.S. GAAP         Canadian GAAP         U.S. GAAP
                                       -------------         ---------         -------------         ---------
 Cash (h)                               $  20,212              20,212            $  5,800            $  3,320

 Short term investments (e)                 2,474               2,474               3,698               2,480

 Marketable securities (i)                      -                   -                 800                 927

 Other current assets                       7,650               7,650               5,776               5,776

 Restricted cash                            2,465               2,465               2,465               2,465

 Deferred exploration (a)                  61,268              17,599              51,447              15,568

 Investment in Omai Gold
    Mines Limited (c)                       3,798                   -               3,798                   -

 Long-term investments (e)                      -                   -                   -               3,698

 Other assets                               4,236               4,236               3,825               3,825
                                        ---------            --------            --------            --------
          Total Assets                  $ 102,103            $ 54,636            $ 77,609            $ 38,059
                                        =========            ========            ========            ========

 Liabilities                                4,442               4,442               5,018               5,018

 Minority interest (a)                     11,374               9,343               4,203               2,968

 Share capital, net of stock option
    loans (g)                             124,734             116,125             105,174              94,496

 Cumulative translation
    adjustments (b)                             -               1,595                   -               1,595

 Accumulated unrealized gains on
 investments (i)                                -                   -                   -                 127

 Deficit (a) (c) (d) (f)                  (38,447)            (76,869)            (36,786)            (66,145)
                                        ---------            --------            --------            --------
          Total Liabilities and
          Shareholders' Equity          $ 102,103            $ 54,636            $ 77,609            $ 38,059
                                        =========            ========            ========            ========



STATEMENTS OF CASH FLOWS
                                            OPERATING                 INVESTING                  FINANCING
NET CASH PROVIDED BY (USED IN):             ACTIVITIES                ACTIVITIES                ACTIVITIES
                                            ----------                ----------                ----------
                                      Canadian      U.S.       Canadian       U.S.        Canadian       U.S.
                                       GAAP         GAAP         GAAP         GAAP          GAAP         GAAP
                                      --------      ----       --------       ----        --------       ----
For the six months ended
   June 30, 1996                      ($6,605)     ($14,489)   ($10,226)      $1,290       $30,019      $30,019
For the six months ended
   June 30, 1995                      ($6,108)     ($ 4,072)   ($ 9,981)      $2,750       $10,565      $10,677


(For items (a) to (i), see pages 10 and 11.)

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


(9)       COMMITMENTS AND CONTINGENCIES


Letters of Credit and Guarantee


On July 26, 1995, the Company entered into a $2.15 million letter of credit application and agreement (the "Letter of Credit Documents") with a major commercial bank (the "Bank"). Pursuant to the Letter of Credit Documents, the Bank issued an irrevocable standby letter of credit in favor of The Commercial Bank of Ethiopia ("CBE"). Based on the letter of credit, the CBE, in turn, issued a bank guarantee or performance bond for the benefit of the Ministry of Mines and Energy for Ethiopia ("MMEE") guaranteeing the first year's exploration program at the Dul Project in Ethiopia. The CBE performance bond (and, concurrently, the Bank letter of credit) may be drawn upon following the end of the first exploration year (April 30, 1996) in the event the Company fails to expend a minimum of $2.15 million on the first year's exploration program previously submitted by the Company and approved by the MMEE, but only in the amount of the difference between the amount actually spent and $2.15 million. The performance bond expires on September 30, 1996, subject to one possible extension of 90 days, and the Bank letter of credit expires 15 days after the performance bond. The Company has provided cash collateral in the amount of $2.15 million for the letter of credit. In July 1996, the performance bond requirements for Ethiopia were reduced. (See Note 10)


On April 22, 1996, the Company and PARC announced the signing of an Exploration License Agreement (the "Exploration License") with the Government of Eritrea, represented by the Ministry of Energy, Mines and Water Resources, over the Galla Valley property. The initial period of the Exploration License is three

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


years. The Company and PARC have committed to spend $1.25 million on exploration of the property in the first year of the Exploration License. As part of the Exploration License, the Company and PARC are required to provide the Ministry of Energy, Mines and Water Resources a bank guarantee in an amount equal to the minimum expenditure obligation (approximately $1.25 million) for the first year of the initial three-year exploration period. The Company and PARC are currently awaiting the government approved format for the Bank guarantee prior to entering into a letter of credit or similar agreement with a financial institution.


(10)      SUBSEQUENT EVENTS



On July 17, 1996, the requirements for the Ethiopian performance bond were reduced to $1.15 million by the MMEE and the Bank consequently released $1.0 million from the letter of credit. (See Note 9)


On July 31, 1996, 1,120,750 of the Company's remaining Cdn$25.00 warrants issued on January 1994 expired unexercised. (See Note 6)

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


RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995

During the second quarter of 1996, the Company reported a net loss of $1.7 million as compared to a net loss of $2.3 million for the second quarter of 1995. The second quarter results include gains of $0.1 million on the sale of marketable equity securities, and $0.9 million for recovery of Venezuelan investments previously written off.

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

Guyanor Ressources S.A., a subsidiary of the Company ("Guyanor"), has retained the services of outside consultants to analyze SOTRAPMAG's alluvial operation and make recommendations on how to render the operation profitable. Engineering and processing consultants engaged by Guyanor continued their review of mining plans, operating methodology, equipment, and personnel during the quarter in order to identify potential cost saving measures and productivity enhancements to increase gold production and reduce operating costs to profitable levels. The Company will continue to evaluate the profitability and performance of SOTRAPMAG's operations and implement actions as necessary to eliminate operating losses. There can be no assurance, however, that it will be possible to render the operation profitable or that management will not decide at some point to close the operation.

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

On March 28, 1996, PARC was advised that the Company was granted nine mineral exploration permits in the Ivory Coast covering a total of 2,104 km(2). These permits are in addition to the Kregbe permit covering 225 km(2) granted December 13, 1995. All permits granted result from an agreement signed in January 1995 providing exclusive rights to a 15,000 km(2) (3.71 million acre) area in eastern Ivory Coast over which PARC completed a comprehensive program of geophysical, geochemical and geological investigation in 1995. By November of 1995, the Company had applied for 14 exploration permits aggregating 3,750 km(2). Ten of the 14 permits have now been granted. The Company will transfer those permits to PARC, subject to government approval, as soon as possible.

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

In June 1996, SOTRAPMAG entered into an option and a joint venture agreement (the "Paul-Isnard Agreement) with LaSource Developpment S.A. ("LaSource") and ASARCO Exploration Company ("ASARCO') for the exploration and potential exploitation of the Paul-Isnard and Eau-Blanche properties in French Guiana. Under the Paul-Isnard Agreement, two separate joint ventures were created: the Paul-Isnard joint venture and the Eau-Blanche joint venture. LaSource holds a 25% participating interest in the each joint venture (excluding any alluvial gold deposits) and must contribute, subject to dilution, its 25% share of all future exploration and development costs, once Guyanor has incurred an initial $1.0 million in financing work programs and budgets adopted by the joint ventures. ASARCO has two separate options to acquire 50% of SOTRAPMAG's participating interest in each joint venture which, based on Guyanor's current 75% interest, represents at this time a 37.5% interest in each joint venture by completing a feasibility study within a five-year period on either the Paul-Isnard or Eau-Blanche property and meeting certain minimum funding obligations. More specifically, in order to maintain its rights in each joint venture, ASARCO must incur expenditures on behalf of SOTRAPMAG on the property of such joint venture in an amount of at least $10 million. ASARCO also has the option to combine the two properties into a single joint venture in which case its spending obligation will be a combined $20 million. Guyanor has the right to act as project manager for the exploration phase of the project while ASARCO, once vested, has the right to act as manager of any resulting feasibility study and exploitation.

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

Southern Star Resources Ltd.

Exploration expenditures for the second quarter of 1996 of $1.4 million by Southern Star Resources Ltd., a wholly owned subsidiary of the Company ("Southern Star"), focused primarily on the Andorinhas and Abacaxis projects in Brazil and the San Simon project in Bolivia.

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

(iii)Votes cast for the Rights Plan:

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - (3) (i) Certificate of Amendments of the Articles of the Corporation dated July 29, 1996.

(b) The Company filed with the Securities and Exchange Commission ("SEC") on April 2, 1996, a Form 8-K, dated March 29, 1996, concerning the mining Reserves at the Gross Rosebel project, which is herein incorporated by reference.

         The Company filed with the SEC on May 8, 1996, a Form 8-K, dated May 7, 1996, its Shareholder Rights Plan, which is herein incorporated by reference.

Industry Canada            Industrie Canada

CERTIFICATE                                          CERTIFICAT
OF AMENDMENT                                         DE MODIFICATION

CANADA BUSINESS                                      LOI CANADIENNE SUR
CORPORATIONS ACT                                     LES SOCIETES PAR ACTIONS

GOLDEN STAR RESOURCES LTD.                                  282128-1
-----------------------------                               ------------------------
Name of corporation-Denomination de la societe              Corporation number-Numero de la societe

I hereby certify that the articles of the above-            Je certifie que les statuts de
la societe named corporation were amended                   susmentionnee ont ete modifies :

(a) under section 13 of the Canada Business   [ ]           a) en vertu de l'article 13 de la Loi
Corporations Act in accordance with the attached            canadienne sur les societes par actions,
notice;                                                     conformement a l'avis ci-joint;

(b) under section 27 of the Canada Business   [ ]           b) en vertu de l'article 27 de la Loi
Corporations Act as set out in the attached articles        canadienne sur les societes par actions, tel
of amendment designating a series of shares;                qu'il est indique dans les clauses
                                                            modificatrices ci-jointes designant une serie
                                                            d'actions;

(c) under section 179 of the Canada Business  [X]           b) en vertu de l'article 179 de la Loi
Corporations Act as set out in the attached articles        canadienne sur les societes par actions, tel
of amendment;                                               qu'il est indique dans les clauses
                                                            modificatrices ci-jointes

(d) under section 191 of the Canada Business  [ ]           b) en vertu de l'article 191 de la Loi
Corporations Act as set out in the attached articles        canadienne sur les societes par actions, tel
of reorganization.                                          qu'il est indique dans les clauses de
                                                            reorganisation ci-jointes.


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




-------------------------------------------------------------------------------
1 -      Name of Corporation                          2 - Corporation No.

         GOLDEN STAR RESOURCES LTD.                          282128-1

-------------------------------------------------------------------------------
3 -      The articles of the above-named corporation are amended as follows:


         The following provision be added to Section 7:

         "The directors may appoint one or more directors, who shall hold office for a term expiring not later than the close of the next annual general meeting of shareholders, provided that the total number of directors so appointed may not exceed one-third of the number of directors elected at the previous annual meeting of shareholders.

















-------------------------------------------------------------------------------
Date             Signature                           Description of Office
July 25, 1996    /s/ Louis O. Peloquin         Vice President & General Counsel
-------------------------------------------------------------------------------
                                                                    JUL 29 1996

                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Golden Star Resources Ltd.




                                      By: /s/ David A. Fennell
                                          ------------------------------------
                                          David A. Fennell
                                          President and Chief Executive Officer










                                      By: /s/ Gordon J. Bell
                                          ------------------------------------
                                          Gordon J. Bell
                                          Vice President and
                                          Chief Financial Officer
















Date:  August 11, 1997