Form 10-Q
period 1997-06-30
GOLDEN STAR RESOURCES LTD
filed 1997-08-14
CIK 903571

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549

                                 ----------

                                  FORM 10-Q

                                 ----------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period ended June 30, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from            to           .
                                          ----------    ----------
                         Commission file number 0-21708

                           GOLDEN STAR RESOURCES LTD.
             (Exact Name of Registrant as Specified in Its Charter)

          Canada                                               98-0101955
(State or other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

1660 Lincoln Street,
Suite 3000, Denver, Colorado                                      80264
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

Number of Common Shares outstanding as of August 8, 1997: 29,690,136.

                           GOLDEN STAR RESOURCES LTD.

                                     INDEX

Part I - Financial Information

     Item 1.  Financial Statements......................................1

     Item 2.  Management's Discussion and Analysis of Financial
              Condition, Results of Operations and
              Recent Developments......................................12

Part II - Other Information

     Item 1.  Legal Proceedings .......................................16

     Item 4.  Submission of Matters to a Vote of the Security Holders..16

     Item 6.  Exhibits and Reports on Form 8-K.........................17


Signatures.............................................................18


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)

-------------------------------------------------------------------------------

                                                                      (Unaudited)
ASSETS                                                               As of June 30,  As of December 31,
                                                                          1997            1996
                                                                     --------------  ------------------
CURRENT ASSETS
         Cash and short-term investments                                $  27,526      $  15,663
         Accounts receivable                                                3,697          5,116
         Inventories                                                          601          1,027
         Other assets                                                         391            376
                                                                        ---------      ---------
                  Total Current Assets                                     32,215         22,182

RESTRICTED CASH                                                         $   1,443      $   2,015
DEFERRED EXPLORATION                                                       72,657         64,721
INVESTMENT IN OMAI GOLD MINES LIMITED                                       2,532          3,279
FIXED ASSETS                                                                2,994          3,666
OTHER ASSETS                                                                  148            420
                                                                        ---------      ---------
                  Total Assets                                          $ 111,989      $  96,283
                                                                        =========      =========

LIABILITIES

CURRENT LIABILITIES
         Accounts payable and accrued liabilities                       $   4,947      $   5,830
         Accrued wages and payroll taxes                                      543          1,065
                                                                        ---------      ---------
                  Total Current Liabilities                             $   5,490          6,895

OTHER LIABILITIES                                                             107             92
                                                                        ---------      ---------
                  Total Liabilities                                         5,597          6,987
                                                                        ---------      ---------

MINORITY INTEREST                                                           9,881         11,202
                                                                        ---------      ---------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                             157,677        129,954

         (Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: June 30, 1997 -
         29,647,636; December 31, 1996 - 25,941,103)

         Stock option loans                                                (4,012)        (4,012)
DEFICIT                                                                   (57,154)       (47,848)
                                                                        ---------      ---------
         Total Shareholders' Equity                                        96,511         78,094
                                                                        ---------      ---------
                  Total Liabilities and Shareholders' Equity            $ 111,989      $  96,283
                                                                        =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)
                                  (Unaudited)

-------------------------------------------------------------------------------

                                                             Three Months                Six Months
                                                             Ended June 30              Ended June 30
                                                         ---------------------      ---------------------
                                                          1997          1996          1997         1996
                                                         -------      --------      --------      -------
REVENUE
    Precious metals sales                                $    38      $    331      $    439      $ 1,169
    Interest and other                                       338           364           525          576
                                                         -------      --------      --------      -------
                                                             376           695           964        1,745

COSTS AND EXPENSES
    Cost of goods sold                                       112         1,043           978        2,223
    Depreciation                                             248           288           560          583
    General and administrative                             2,255         2,596         4,335        4,509
    Exploration expense                                      339            41           479          111
    Recovery of abandonment loss                              --          (936)           --         (936)
    Abandonment and impairment of mineral properties       6,070            --         6,070           --
    Gain on sale of assets                                    (1)          (58)           (1)         (58)
    Interest and bank charges                                 (2)           --            21           --
    Foreign exchange loss (gain)                             (68)           --            23           77
                                                         -------      --------      --------      -------
                                                           8,953         2,974        12,465        6,509

PROFIT (LOSS) BEFORE THE UNDERNOTED                       (8,577)       (2,279)      (11,501)      (4,764)

Gain on subsidiary's issuance of common stock                 --            --            --        2,001
Omai Preferred Share Redemptions                             345            --           899           --
                                                         -------      --------      --------      -------
Net profit (loss) before minority interest                (8,232)       (2,279)      (10,602)      (2,763)
Minority interest loss                                       756           653         1,296        1,102
                                                         -------      --------      --------      -------

NET PROFIT (LOSS)                                        $(7,476)     $ (1,626)     $ (9,306)     $(1,661)
                                                         =======      ========      ========      =======

NET PROFIT (LOSS) PER SHARE                              $ (0.25)     $  (0.06)     $  (0.32)     $ (0.07)
                                                         =======      ========      ========      =======

Weighted Average Shares Outstanding
(Millions of shares)                                        29.6          25.6          28.8         25.1
                                                         =======      ========      ========      =======


              The accompanying notes are an integral part of these
                       consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)
                                  (Unaudited)

------------------------------------------------------------------------------


                                                                      Six Months Ended  Six Months Ended
                                                                       June 30, 1997    June 30, 1996
                                                                      ----------------  ----------------
OPERATING ACTIVITIES:
     Net loss                                                            $ (9,306)        $ (1,661)
     Reconciliation of net loss to net cash used in operations:
         Depreciation                                                         560              583
         Premium on Omai Preferred Share Redemptions                         (899)              --
         Recovery of abandonment loss                                          --             (936)
         Abandonment and write-down of mineral properties                   6,070               --
         Gain on issuance of common stock by subsidiary                        --           (2,001)
         Minority interest                                                 (1,296)          (1,102)
     Changes in non-cash operating working capital                            425           (1,488)
                                                                         --------         --------
                  Net Cash Flows Used in Operating Activities              (4,446)          (6,605)
                                                                         --------         --------

INVESTING ACTIVITIES:
     Expenditures on mineral properties, net of joint venture
        recoveries                                                        (14,006)          (9,821)
     Equipment purchases                                                      (20)          (1,192)
     Proceeds from sale of equipment                                          132               --
     Omai Preferred Share Redemptions                                       1,646               --
     Other assets and investments                                               3              787
                                                                         --------         --------
                  Net Cash Flows Used in Investing Activities             (12,245)         (10,226)
                                                                         --------         --------

FINANCING ACTIVITIES:
     Restricted cash                                                          572               --
     Proceeds from issuance of subsidiary's stock                              --           10,261
     Offering costs of subsidiary                                             (25)            (126)
     Increase in minority interest                                             --              327
     Issuance of share capital                                             22,513           12,886
     Issuance of share capital under warrants                               5,429            3,979
     Issuance of share capital under options                                   50            5,451
     Stock option loan receipts (additions)                                    --           (2,756)
     Other                                                                     15               (3)
                                                                         --------         --------
                  Net Cash Flows Provided by Financing Activities          28,554           30,019
                                                                         --------         --------

Increase in cash                                                           11,863           13,188
Cash and short-term investments, beginning of period                       15,663            9,498
                                                                         --------         --------
Cash and short-term investments, end of period                           $ 27,526         $ 22,686
                                                                         ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

These financial statements and notes thereto should be read in conjunction with the financial statements and related notes included in the annual report on Form 10-K for Golden Star Resources Ltd. (the "Company") for the fiscal year ended December 31, 1996 on file with the Securities and Exchange Commission in the United States and the provincial securities commissions in Canada (hereinafter referred to as "the Company's 1996 10-K"). All amounts are in United States dollars unless otherwise stated.

The unaudited financial statements as of June 30, 1997, and for the six months ended June 30, 1997 and 1996, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

(1)      INVENTORIES


                                   June 30, 1997   December 31, 1996
                                   -------------   -----------------
Precious Metals Inventory            $   54            $  384
Materials and Supplies                  547               643
                                     ------            ------
                                     $  601            $1,027
                                     ======            ======

(2)      FIXED ASSETS

                                  June 30, 1997     December 31, 1996
                                  -------------     -----------------
Building                            $ 1,727             $ 1,833
Machinery & Equipment                 4,670               4,676
                                    -------             -------
                                      6,397               6,509

Accumulated Depreciation             (3,403)             (2,843)
                                    -------             -------
                                    $ 2,994             $ 3,666
                                    =======             =======

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

(3)      DEFERRED EXPLORATION

                                     Deferred                                                                      Deferred
                                     Exploration                                                                   Exploration
                                     Expenditures    Capitalized    Capitalized    Joint           Property        Expenditures
                                     as at           Exploration    Acquisition    Venture         Impairments     as at
                                     Dec. 31, 1996   Expenditures   Expenditures   Recoveries      & Abandonments  June 30, 1997
                                     =============   ============   ============   =============   ==============  =============
    GUYANA
       Eagle Mountain              $   111           $   326          $  --           $    --        $    --           $   437
       Quartz Hill                   1,347                --             --                --             --             1,347
       Upper Potaro Diamond /
          Amatuk Diamond             1,010               128              8                --             --             1,146
       Mazaruni / Upper
          Mazaruni Diamond           2,729                87            (54)               --         (2,404)              358
       Wenamu Gold                     512                --             --                --             --               512
       Five Stars Gold               5,767               531           (108)               --         (2,348)            3,842
       Five Stars Diamond            1,097               257             48                --             --             1,402
       BHP Gold Projects               151                87             --                --             --               238
       Guyana Diamond Permits           27               197             --              (119)            --               105
       Other                         1,376              (155)            --                --             --             1,221
                                   -------           -------          -----           -------        -------           -------
          Sub-total                 14,127             1,458           (106)             (119)        (4,752)           10,608
                                   -------           -------          -----           -------        -------           -------
    SURINAME
       Benzdorp / Lawa               3,341                 3             --                --             --             3,344
       Gross Rosebel                 9,494             5,156             --            (1,780)            --            12,870
       Headley's Right of              311                --             --                --             --               311
       Exploration
       Thunder Mountain                453                --             --                --             --               453
       Saramacca                     1,569                99             80               (11)            --             1,737
       Sara Kreek                      155               278             75                --             --               508
       Tempati Reconnaissance          161                59             75                --             --               295
       Tapanahony Reconnaissance        86                38             75                (1)            --               198
       Kleine Saramacca                104                --             --                --             --               104
       Lawa Antino                     764             1,094             --                --             --             1,858
       Suriname Diamond Projects       310               117             --                --             --               427
       Ulemari Reconnaissance           53               194             --               (19)            --               228
       Other                           252               152             --                --             --               404

                                   -------           -------          -----           -------        -------           -------
          Sub-total                 17,053             7,190            305            (1,811)            --            22,737
                                   -------           -------          -----           -------        -------           -------
    FRENCH GUIANA
    (GUYANOR RESSOURCES S.A.)
       Dorlin                          628             1,070             --            (1,039)            --               659
       St-Elie                       1,973             1,218             --            (1,218)            --             1,973
       Dieu-Merci                      382               470             --              (470)            --               382
       Yaou                          7,087               876             --              (826)            --             7,137
       Paul Isnard / Eau Blanche     3,629               662             --              (662)            --             3,629
       SOTRAPMAG                     1,520               469            134                --             --             2,123
       Dachine                         575               147              2               (44)            --               680
       Other                         1,331                (3)            --                --           (913)              415
       Diamond Projects                204                 8             --                --             --               212
                                   -------           -------          -----           -------        -------           -------
          Sub-total                 17,329             4,917            136            (4,259)          (913)           17,210
                                   -------           -------          -----           -------        -------           -------
    AFRICA (PAN AFRICAN
    RESOURCES CORPORATION)
       Ivory Coast / Comoe           3,951               562             --                --             --             4,513
       Mali / Dioulafoundou          2,763               146             12                --             --             2,921
       Mali / Melgue                    56                58             --                --             --               114
       Mali / Other                     30                26             --                --             --                56
       Eritrea / Galla Valley        1,317               382             --                --             --             1,699
       Eritrea / Other                  55                --             --                --             --                55
       Kenya / Ndori                   901               512             --                --             --             1,413
       Burkina Faso                     --                13             --                --             --                13
       Other                            53               (15)            --                --             --                38
                                   -------           -------          -----           -------        -------           -------
          Sub-total                  9,126             1,684             12                --             --            10,822
                                   -------           -------          -----           -------        -------           -------


(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)



                                     Deferred                                                                      Deferred
                                     Exploration                                                                   Exploration
                                     Expenditures    Capitalized    Capitalized    Joint           Property        Expenditures
                                     as at           Exploration    Acquisition    Venture         Impairments     as at
                                     Dec. 31, 1996   Expenditures   Expenditures   Recoveries      & Abandonments  June 30, 1997
                                     =============   ============   ============   =============   ==============   ================
LATIN AMERICA  (SOUTHERN STAR
RESOURCES LTD.)
    Brazil / Andorinhas                 3,547            2,709             533             --                --           6,789
    Brazil / Abacaxis                   1,375              616               7             --                --           1,998
    Brazil / Other                        583               57              --             --                --             640
    Bolivia / San Simon                   858               42              --             --                --             900
    Bolivia / Sunsas                      221              237              --             --              (405)             53
    Bolivia / Other                       502              263               8             --                --             773
        Other                              --                3              --             --                --               3
                                      -------          -------            ----        -------           -------         -------
       Sub-total                        7,086            3,927             548             --              (405)         11,156
                                      -------          -------            ----        -------           -------         -------
OTHER                                      --              124              --             --                --             124
                                      =======          =======            ====        =======           =======         =======
TOTAL                                 $64,721          $19,300            $895        $(6,189)          $(6,070)        $72,657
                                      =======          =======            ====        =======           =======         =======

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

During the quarter ended June 30, 1997, the Company relinquished five prospecting licenses in the Upper Mazaruni and Five Stars areas in Guyana and, as a consequence, recognized property abandonment losses of $4.8 million during the period.

Also during the second quarter of 1997, Guyanor recorded a property write-down charge of $0.9 million for the Regina Est property. Funds for an exploration program have not been budgeted for the Regina Est project and Guyanor anticipates relinquishing the property in the second half of 1997.

In addition, the Company recorded a property write-down charge of $0.4 million for the Sunsas property area in Bolivia during the quarter ended June 30, 1997. The Company intends to relinquish certain portions of the Sunsas property area in the third quarter of 1997.

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

(4)      INVESTMENT IN OMAI GOLD MINES LIMITED

Details regarding the Company's investment in the common and preferred share equity of Omai Gold Mines Ltd. and its share of equity losses not recorded for the year ended December 31, 1996 and the six months ended June 30, 1997 are as follows:


                                                                Common Shares     Preferred Shares
                                                                -------------     ----------------
December 31, 1996                                                           --       $ 3,279
Less: Preferred Share Redemption                                            --        (1,014)
Add: Premium on Preferred Share Redemption                        $         --           554
                                                                  ------------       -------
March 31, 1997                                                    $                  $ 2,819
                                                                  ------------       -------
Less: Preferred Share Redemption                                            --          (632)
Add: Premium on Preferred Share Redemption                                  --           345
                                                                                     -------
June 30, 1997                                                     $         --       $ 2,532
                                                                  ============       =======

The Company's share of Accumulated Losses at:
       December 31, 1996                     $(2,713)
                                             =======
       June 30, 1997                         $(1,143)
                                             =======

The Company recorded proceeds of $1.6 million from redemption of preferred shares during the six months ended June 30, 1997.

(5)      CHANGES TO SHARE CAPITAL

During the six months ended June 30, 1997, 8,333 common shares were issued by the Company pursuant to exercised options previously granted under the Company's Employees' Stock Option Plan. During the six months ended June 30, 1997, 673,200 shares were issued for the exercise of all of the Company's outstanding Cdn$11.00 common share purchase warrants, providing proceeds of $5.4 million.

On May 5, 1997, the Company sold through a prospectus offering 3,025,000 common shares at $7.50 per share for total proceeds of $22.7 million. The shares were issued under the Company's shelf prospectus in the United States and Canada.

In August 1997, the Company filed a shelf Registration Statement with the U.S. Securities and Exchange Commission (the "SEC") and short form prospectuses with Canadian provincial securities commissions. (See Note 9.)

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

(6)      GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND
         THE UNITED STATES

The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with GAAP in the United States. Differences which materially affect these consolidated financial statements are:

(a) For United States GAAP ("U.S. GAAP"), exploration and general and administrative costs related to projects are normally charged to expense as incurred. As such, the majority of costs charged to abandonment and impairment of mineral properties under Canadian GAAP would have been charged to earnings in prior periods under U.S. GAAP. Property acquisition costs are capitalized for both Canadian and U.S. GAAP.

(b) For periods prior to May 15, 1992 (the "Amalgamation"), the Company's reporting currency was the Canadian dollar. Subsequent to the Company's Amalgamation and relocation of its corporate headquarters to the United States, the reporting currency was changed to the U.S. dollar. As such, for the financial statements for periods prior to May 15, 1992, the Company's financial statements were translated into U.S. dollars using a translation of convenience. U.S. GAAP requires translation in accordance with the current rate method.

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

(f) The gains on subsidiary's issuance of common stock recorded under Canadian GAAP in respect of the Guyanor public offerings in 1995 and 1996 and the PARC private placements in 1995 and 1996 are not appropriate under U.S. GAAP.

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

(j) Under U.S. GAAP, accrued severance and social charges of $1.1 million resulting from suspension of alluvial mining operations at SOTRAPMAG would not have been recorded as of December 31, 1996, as the requirements for accrual under U.S. GAAP were not satisfied. Under U.S. GAAP, such costs and related accruals have been recorded in the first quarter of 1997.

Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                             For the six months ended
                                                         June 30, 1997     June 30, 1996
                                                         -------------     -------------

Net loss under Canadian GAAP                                 $(9,306)        $ (1,661)
Net effect of the deferred exploration expenditures
 on loss for the period (a)                                   (7,125)          (7,790)
Effect of recording compensation expense under stock
 option plans (d)                                                (42)             (68)
Record loss for severance accruals (j)                        (1,115)              --
Reversal of the gain on subsidiary's issuance of
 common stock (f)                                                 --           (2,001)
Effect of Omai preferred share redemption (c)                    747               --
                                                            --------         --------
Loss under U.S. GAAP before minority interest                (16,841)         (11,520)
Adjustment to minority interest                                  978              796
                                                            --------         --------
Loss under U.S. GAAP                                        $(15,863)        $(10,724)
                                                            ========         ========
Loss per share under U.S. GAAP                              $  (0.55)        $  (0.43)
                                                            ========         ========

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEET

                                             As of June 30, 1997             As of December 31, 1996
                                         ---------------------------       ----------------------------
                                         Canadian GAAP     U.S. GAAP       Canadian GAAP      U.S. GAAP
                                         -------------     ---------       -------------      ---------
Cash (h)                                   $  25,527          24,525         $   9,664        $   9,664
Short term investments (e)                     1,999           1,002             5,999            2,500
Other current assets                           4,689           4,689             6,519            6,519
Restricted cash                                1,443           1,443             2,015            2,015
Deferred exploration (a)                      72,657          19,422            64,721           18,611
Investment in Omai Gold
   Mines Limited (c)                           2,532              --             3,279               --

Long-term investments (e)                         --           1,999                --            3,499
Other assets                                   3,142           3,142             4,086            4,087
                                           ---------       ---------         ---------        ---------
         Total Assets                      $ 111,989       $  56,222         $  96,283        $  46,895
                                           =========       =========         =========        =========

Liabilities                                    5,597           5,597             6,987            5,872
Minority interest (a)                          9,881           8,765            11,202           11,064
Share capital, net of stock option
   loans (g)                                 153,665         150,833           125,942          123,068

Cumulative translation
   adjustments (b)                                --           1,595                --            1,595

Deficit (a)(c)(d)(f)                         (57,154)       (110,568)          (47,848)         (94,704)
                                           ---------        --------         ---------        ---------
         Total Liabilities and
         Shareholders' Equity              $ 111,989       $  56,222         $  96,283        $  46,895
                                           =========       =========         =========        =========


STATEMENTS OF CASH FLOWS


                                            OPERATING                 INVESTING                  FINANCING
NET CASH PROVIDED BY (USED IN):             ACTIVITIES                ACTIVITIES                ACTIVITIES
                                            ----------                ----------                ----------
                                       Canadian      U.S.       Canadian       U.S.        Canadian       U.S.
                                         GAAP        GAAP         GAAP         GAAP          GAAP         GAAP
                                      ---------      ----      ---------       ----       ---------       ----
For the six months ended
   June 30, 1997                      ($4,446)     ($16,038)   ($12,245)      $2,303      $28,554       $28,596
For the six months ended
   June 30, 1996                      ($6,605)     ($14,489)   ($10,226)      $1,290      $30,019       $30,019


(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (f).

There were no significant non-cash transactions impacting the statement of cash flows for the six months ended June 30, 1997. Non-cash items in financing activities were $2.8 million for the six months ended June 30, 1996.

(7)         TRANSACTIONS WITH SUBSIDIARIES

In May 1997, PARC entered into a demand revolving line of credit with the Company, whereby the Company would loan PARC up to $2.0 million. On June 27, 1997, the principal and interest on outstanding advances due from PARC totaling $2,018,591 were converted into 7,333,328 common shares of PARC at a conversion price of Cdn$0.38 per share. As a result, the Company's interest in PARC was increased to 63.89%.

(8)         COMMITMENTS AND CONTINGENCIES

On June 5, 1997, PARC's performance bond requirements under its Exploration License Agreement with the Government of Eritrea were reduced to $0.7 million. As a result, the bank guarantee and restricted cash collateral supporting the performance bond were reduced by $0.6 million.

(9)         SUBSEQUENT EVENTS

On August 8, 1997, the Company filed with the SEC a shelf registration statement on Form S-3 (the "Registration Statement"), with respect to the proposed issuance by the Company from time to time of up to $47,687,500 of its common shares, preferred shares, convertible debt securities and/or warrants. The Registration Statement also includes $52,312,500 in securities previously registered by the Company pursuant to a Registration Statement declared effective by the SEC on November 8, 1996.

On August 13, 1997, the Company filed with nine Canadian provincial securities commissions a short-form shelf prospectus, with respect to the proposed issuance by the Company from time to time of up to 12 million common shares and/or 12 million common share purchase warrants and a short-form shelf prospectus with respect to the proposed issuance from time to time of up to $100 million of convertible debt securities. The Canadian prospectuses relate to the same securities being registered with the SEC.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

During the second quarter of 1997, the Company recognized a net loss of $7.5 million or $0.25 per share as compared to a net loss of $1.6 million or $0.06 per share for the second quarter of 1996. During the second quarter of 1997, the Company recorded property abandonment charges and write downs of $6.1 million, including $4.8 million due to relinquishment of five prospecting licenses in Guyana, $0.4 million for write down of capitalized assets for the Sunsas property area in Bolivia, and $0.9 million for write down of deferred exploration for the Regina Est property area in French Guiana. There were no property abandonment or write down charges during the second quarter of 1996. In addition, during the second quarter of 1996, the Company recorded recovery of abandonment losses totaling $0.9 million related to the Company's interests in Venezuela.

For the six months ended June 30, 1997, the Company recognized a net loss of $9.3 million or $0.32 per share, compared to a loss of $1.7 million or $0.07 per share for the similar period in 1996. The increased loss in the 1997 period is primarily attributable to increased property write-downs in 1997 ($6.1 million) and gains recorded in 1996 which did not recur in 1997 ($0.9 million for recovery of abandonment losses and $2.0 million for gains on sale of subsidiary shares). These increased losses were offset by reduced production losses at SOTRAPMAG in 1997 as compared to 1996 ($0.5 million) and redemptions of Omai Gold Mines Ltd. preferred shares in 1997 which did not occur in 1996 ($0.9 million).

During the first quarter of 1997, the Company, through Guyanor Ressources S.A. ("Guyanor"), began implementation of a program to discontinue the alluvial operations conducted at Societe de Travaux Publics et de Mines Auriferes en Guyane, a subsidiary of Guyanor Ressources S.A. ("SOTRAPMAG"). Mining operations were suspended on April 17, 1997 after receipt of regulatory approvals for SOTRAPMAG's closure plan. Alluvial gold production continued to the date of closure, with operating losses of $0.5 million incurred during the period from January 1 to April 17, 1997. All accruals for future obligations are included in current liabilities and no significant adjustments were made to accruals for obligations associated with the shut-down during the first six months of 1997. Closure procedures, including land rehabilitation and company-provided outplacement services, were conducted during the quarter and are expected to continue at a reduced level during the third quarter of 1997. During the second quarter of 1997, SOTRAPMAG initiated a plan to sell certain equipment and machinery from the mine site. Sales of $0.1 million were completed as of June 30, 1997 and additional sales are anticipated during the third quarter of 1997.

Total revenues of $0.4 million during the second quarter of 1997 (as compared to $0.7 million for the second quarter of 1996) decreased due to the suspension of gold production at SOTRAPMAG, with second quarter 1997 interest and other income consistent with the 1996 period.

General and administrative expenditures of $2.3 million (as compared to $2.6 million in the second quarter of 1996) reflected the Company's efforts to reduce overhead costs while maintaining continued support of the portfolio of exploration projects in South America and Africa. Depreciation expense decreased as a result of the shut down of the SOTRAPMAG mine in April 1997.

Omai Gold Mines Limited ("OGML"), in which the Company maintains a 30% common share equity interest, reported net income of $1.3 million for the second quarter of 1997 and $5.5 million for the six months ended June 30, 1997, compared to a net loss of $0.3 million in the second quarter of 1996 and a net loss of $1.8 million for the six months ended June 30, 1996. During the six months ended June 30, 1997, OGML produced 174,770 ounces of gold, compared to 85,192 ounces during the first six months of 1996. Production during the first six months of 1996 was adversely impacted by the tailings dam failure in August 1995, with production resuming in February 1996 and returning to full capacity in June 1996. The Company recorded Class "I" preferred share redemptions from OGML of $1.6 million for the six months ended June 30, 1997. There were no redemptions of Class "I" preferred shares during the six months ended June 30,1996.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company held cash and short term investments of $27.5 million ($22.7 million as of June 30, 1996) and working capital of $26.7 million ($25.9 million as of June 30, 1996). The increase in cash resources and working capital resulted from proceeds from the issuance of Guyanor shares in conjunction with the listing of the Nouveau Marche in the fourth quarter of 1996 ($8.9 million), proceeds from the exercises of the Company's Cdn$11.00 warrants in the first quarter of 1997 ($5.4 million) and proceeds from the Company's common share offering in May 1997 ($22.7 million), offset by expenditures on the Company's exploration activities during the second half of 1996 and the first six months of 1997.

Cash used in investing activities of $12.2 million for the six months ended June 30, 1997 (as compared to $10.2 million for the six months ended June 30, 1996) increased primarily due to increased expenditures on exploration projects, primarily the Gross Rosebel project in Suriname ($3.4 million net of joint venture recoveries) and the Andorinhas project in Brazil ($3.2 million).

Cash provided by financing activities of $28.6 million for the six months ended June 30, 1997 decreased by $1.4 million as compared to $30.0 million for the six months ended June 30, 1996. The decrease results from offerings by the Company's subsidiaries in the first six months of 1996 which did not recur in 1997. Share capital increased by $28.0 million for the six months ended June 30, 1997 compared with $22.3 million during the six months ended June 30, 1996, reflecting proceeds from warrant exercises and the May 1997 common stock offering.

In response to continuing weak gold prices, which could impact the Company's ability to raise capital through the equity markets, management implemented a program in July to conserve cash by reducing administrative expenses and exploration spending. The Company's exploration efforts will focus on advanced stage projects and the higher priority earlier stage projects. Management has assessed and prioritized exploration projects in order to ensure continued progress on the most promising projects in the Company's portfolio over a prolonged period of time should the currently weak gold environment persist. The objective of the revised budgets is to fund those programs that the Company believes offer the greatest potential for meaningful results and that will generate new resources and reserves. As of June 30, 1997, the Company had approximately $29 million in cash and restricted cash. The Company's consolidated exploration spending for the second half of 1997 is budgeted to be $20.9 million, with recoveries from joint venture partners of $7.8 million, resulting in net exploration expenditures totaling $13.1 million. The Company expects that its existing cash resources will be sufficient to fund these expenditures.

The Company's primary efforts for the remainder of 1997 are planned to focus on six projects: Andorinhas in Brazil, Yaou, Dorlin, St-Elie and Paul Isnard in French Guiana, and Eagle Mountain in Guyana. Construction of the Gross Rosebel Project in Suriname has been deferred pending receipt of necessary government approvals, resolution of certain issues related to development and improved gold prices. Work will continue on an update of the feasibility study which is expected to be completed in the second half of 1997. Work is also expected to continue on gold anomalies established through our joint ventures with BHP in Suriname and Guyana, as well as programs recently initiated on the Dachine diamond project in French Guiana and the Five Stars diamond projects in north western Guyana. Most other earlier state projects have been put on care and maintenance while awaiting improved conditions, while seeking joint venture partners where appropriate. Certain early state projects have been assessed and those which do not warrant further work abandoned (see Results of Operations).

Africa (Pan African Resources Corporation)

Total exploration and acquisition expenditures in Africa for the second quarter of 1997 amounted to $0.8 million (compared to $1.5 million during the second quarter of 1996) and $1.7 million for the first six months of 1997 (compared to $2.7 million for the first six months of 1996). Expenditures in 1997 primarily reflect exploration activities in the Ivory Coast, Kenya and Eritrea. General and administrative expenditures for the second quarter of 1997 totaled $0.2 million (compared to $0.4 million for the second quarter of 1996) and $0.3 million for the first six months of 1997 (compared to $0.7 million for the six month period ended June 30, 1996). PARC recorded exploration expense of $0.3 million and $0.4 million during the second quarter and six months ended June 30, 1997, respectively, representing preliminary project reconnaissance and additional expenditures for projects previously written down.

In May 1997, PARC entered into a demand revolving line of credit with the Company, whereby the Company would loan PARC up to $2.0 million. On June 27, 1997, the principal and interest on outstanding advances due from PARC totaling $2,018,591 were converted into 7,333,328 common shares of PARC at a conversion price of Cdn$0.38 per share. As a result, the Company's interest in PARC as of June 30, 1997 was increased to 63.89%.

On June 5, 1997, PARC's performance bond requirements under its Exploration License Agreement with the Government of Eritrea were reduced from $1.3 million to $0.7 million. As a result, the bank guarantee and restricted cash collateral supporting the performance bond were reduced by $0.6 million.

French Guiana (Guyanor Ressources S.A.)

Total exploration expenditures by Guyanor for the second quarter of 1997 amounted to $3.0 million, offset by joint venture recoveries of $2.5 million as compared to $2.4 million in expenditures and $2.2 million in joint venture recoveries in 1996. Total exploration expenditures and joint venture recoveries for Guyanor for the six months ended June 30, 1997 were $5.1 million and $4.3 million, respectively (compared to $3.5 million in expenditures and $3.3 million in joint venture recoveries for the first six months of 1996). Activities in French Guiana focused primarily on further work at the St-Elie/Dieu-Merci, Paul-Isnard/Eau Blanche and Yaou/Dorlin properties. General and administrative expenditures for Guyanor which were not reimbursed by joint venture partners amounted to $0.4 million and $0.9 million for the quarter and six months ended June 30, 1997, respectively (compared to $0.6 million and $1.1 million for the three and six months ended June 30, 1996, respectively). During the second quarter of 1997, Guyanor recorded property write-downs of $0.9 million for the Regina Est property. Funds for an exploration program have not been budgeted for the Regina Est project and Guyanor anticipates relinquishing the property in the second half of 1997. Guyanor anticipates it will begin to contribute its 50% share of expenditures at Yaou / Dorlin in the second half of 1997.

The Company owned approximately 68% of the outstanding shares of Guyanor as of June 30, 1997.

Guyana

Exploration and acquisition expenditures in the second quarter of 1997 in Guyana amounted to $0.8 million (compared to $1.1 million during the second quarter of 1996) and $1.4 million for the six months ended June 30, 1997 (compared to $2.2 million for the first six months of 1996). Joint venture recoveries from the Company's BHP projects totaled $0.1 million for the six months ended June 30, 1997. Activities in Guyana focused primarily on the Five Stars gold and diamond reconnaissance areas and the Eagle Mountain project. During the quarter ended June 30, 1997, the Company relinquished five prospecting licenses in the Upper Mazaruni and Five Stars areas in Guyana and, as a consequence, recognized property abandonment losses of $4.8 million during the period.

Suriname

Exploration expenditures in Suriname during the second quarter and six months ended June 30, 1997 focused principally on the Gross Rosebel gold project in joint venture with Cambior Inc. ("Cambior"). Total spending in Suriname in the second quarter of 1997 of $3.6 million was offset by recoveries from joint venture partners of $0.7 million (compared to $3.1 million in expenditures and $1.1 million in recoveries for the second quarter of 1996), as Cambior has met its earn-in requirements at Gross Rosebel and all expenditures are shared equally on the Gross Rosebel project. Exploration expenditures of $7.5 million for the first six months of 1997 (compared to $5.1 million for the six months ended June 30, 1996) were offset by $1.8 million in joint venture recoveries (compared to $2.4 million in recoveries for the first six months of 1996).

Southern Star Resources Ltd.

Exploration expenditures by Southern Star for the second quarter of 1997 of $2.5 million ($1.4 million for the second quarter of 1996) and $4.5 million for the first six months of 1997 (compared to $1.9 for the first six months of 1996). Exploration work focused primarily on the Andorinhas and Abacaxis properties in Brazil and the San Simon project in Bolivia.

During the quarter ended June 30, 1997, the Company recorded a property write-down charge of $0.4 million for the Sunsas property area in Boliva. The Company intends to relinquish certain portions of the Sunsas property area and close its office in Santa Cruz in the third quarter of 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General Meeting of the Shareholders of the Company held on June 10, 1997, shareholders were asked to (i) re-elect the nine directors, including Messrs. Fagin, Fennell, Gousseland, Lefebvre, Mazankowski, Mercier, Minto (Dr. Robert Minto was previously appointed to the Board on September 1, 1996 upon the resignation of Bernard G. Poznanski from the Board), Morton and Stark, (ii) approve the appointment of auditors for 1997, and (iii) approve the Company's 1997 Stock Option Plan.

As a result of recent changes in U.S. securities laws, the Board decided to adopt a new stock option plan, (the "1997 Stock Option Plan"). Under the new plan, the Employees Stock Option Plan (the "Employees' Plan") and the Non-discretionary Director Stock Option Plan (the "Directors' Plan") were combined into one plan. Upon approval of the 1997 Stock Option Plan, the Employees' Plan and Directors' Plan were both terminated and outstanding options granted thereunder were assumed under the 1997 Stock Option Plan.

(i)   Votes cast in the election of directors were as follows:


                                           Number of Shares
                                           ----------------
                                       For                  Withheld
                                       ---                  --------
David K. Fagin                      20,488,647               15,697
David A. Fennell                    20,488,647               15,697
Pierre Gousseland                   20,488,647               15,697
Jean-Pierre Lefebvre(1)             20,488,647               15,697
Donald Mazankowski                  20,488,647               15,697
Ernest Mercier                      20,488,647               15,697
Robert Minto                        20,488,647               15,697
Roger D. Morton                     20,488,647               15,697
Richard A. Stark                    20,488,647               15,697


(1) On July 1, 1997, Jean-Pierre Lefebvre resigned as a director of the
Company.

Votes cast for the appointment of Coopers & Lybrand as auditors for 1997:

            For               Against                Withheld
            ---               -------                --------
        20,483,659              -0-                   14,273

(iii)     Votes cast for the 1997 Stock Option Plan:

            For               Against               Withheld
            ---               -------               --------
          8,698,051          3,913,735                 -0-


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibit 10       1997 Stock Option Plan

          Exhibit 27       Financial Data Schedule

(b) The Company filed with the Securities and Exchange Commission ("SEC") on May 8, 1997, a Form 8-K, dated April 24, 1997, concerning the sale of 3.025 million Common Shares of the Company at US$7.50 per Common Share.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Golden Star Resources Ltd.


                                         By: /s/ David A. Fennell
                                            -------------------------------
                                             David A. Fennell
                                             President and Chief Executive
                                             Officer



                                         By: /s/ Gordon J. Bell
                                            -------------------------------
                                             Gordon J. Bell
                                             Vice President and Chief Financial
                                             Officer


Date:  August 14, 1997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

 10                1997 Stock Option Plan

 27                Financial Data Schedule