Form 10-Q/A
period 1996-09-30
GOLDEN STAR RESOURCES LTD
filed 1997-10-01
CIK 903571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                 FORM 10-Q / A

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
                                                               (Zip Code)


                                 (303) 830-9000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days     Yes X   No
                                                ---     ----

Number of Common Shares outstanding as of November 7, 1996:  25,836,403.

                           GOLDEN STAR RESOURCES LTD.

                                     INDEX



Part I - Financial Information

         Item 1.  Financial Statements...................................................................1

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................17


Part II - Other Information

         Item 1.  Legal Proceedings.....................................................................23

         Item 6.  Exhibits and Reports on Form 8-K......................................................23


Signatures..............................................................................................24






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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)

-------------------------------------------------------------------------------

                                                                              (Unaudited)              As of
                                                                          As of September 30,       December 31,
ASSETS                                                                            1996                  1995
                                                                          -------------------       ------------

CURRENT ASSETS
         Cash and short-term investments                                       $  18,978             $   9,498
         Marketable securities, at cost which approximates market                     --                   800
         Accounts receivable                                                       3,387                 4,200
         Inventories                                                               1,182                 1,132
         Other assets                                                                503                   444
                                                                               ---------             ---------
                  Total Current Assets                                         $  24,050             $  16,074

RESTRICTED CASH                                                                $   6,015             $   2,465
DEFERRED EXPLORATION                                                              67,117                51,447
INVESTMENT IN OMAI GOLD MINES LIMITED                                              3,798                 3,798
FIXED ASSETS                                                                       4,270                 3,627
OTHER ASSETS                                                                         214                   198
                                                                               ---------             ---------
                  Total Assets                                                 $ 105,464             $  77,609
                                                                               =========             =========

LIABILITIES

CURRENT LIABILITIES
         Accounts payable and accrued liabilities                              $   2,920             $   3,925
         Accrued wages and payroll taxes                                           1,022                 1,057
         Line of credit (Note 6)                                                   5,000                    --
                                                                               ---------             ---------
                  Total Current Liabilities                                        8,942                 4,982

OTHER LIABILITIES                                                                     96                    36
                                                                               ---------             ---------
                  Total Liabilities                                                9,038                 5,018
                                                                               ---------             ---------

MINORITY INTEREST                                                                 11,018                 4,203
                                                                               ---------             ---------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                                    129,685               106,344
         (Common shares,without par value, unlimited shares
         authorized.  Shares issued and outstanding:  September 30,
         1996 - 25,833,403 ; December 31, 1995 - 22,769,872)

         Stock option loans                                                       (3,823)               (1,170)
DEFICIT                                                                          (40,454)              (36,786)
                                                                               ---------             ---------
         Total Shareholders' Equity                                               85,408                68,388
                                                                               ---------             ---------
                  Total Liabilities and Shareholders' Equity                   $ 105,464             $  77,609
                                                                               =========             =========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)
                                  (Unaudited)

-------------------------------------------------------------------------------

                                                                 Three Months                       Nine Months
                                                              Ended September 30                 Ended September 30
                                                       --------------------------------    ------------------------------
                                                           1996                1995           1996              1995
                                                           ----                ----           ----              ----

REVENUE
         Precious metals sales                             $   184             $   984        $  1,353          $  2,758
         Interest and other                                    249                 252             825             1,279
                                                           -------             -------        --------          --------
                                                               433               1,236           2,178             4,037

COSTS AND EXPENSES
         Cost of goods sold                                    843               1,003           3,066             4,211
         Depreciation                                          291                 218             874               605
         General and administrative                          1,852               1,950           6,453             6,378
         Exploration expense                                     5                  --              24                --
         Recovery of abandonment loss                           --                  --            (936)               --
         Abandonment of mineral properties                      --                  74              --             1,570
         Gain on sale of assets                                 --                  --             (58)               --
         Loss on disposal of assets                             --                  75              --                75
         Foreign exchange loss (gain)                           37                 122             114               (72)
                                                           -------             -------        --------          --------
                                                             3,028               3,442           9,537            12,767

PROFIT (LOSS) BEFORE THE UNDERNOTED                         (2,595)             (2,206)         (7,359)           (8,730)

Gain on subsidiary's issuance of common stock                   --                  --           2,001             2,575
Omai Preferred Share Redemptions                                --                  --              --               661
                                                           -------             -------        --------          --------
Net profit (loss) before minority interest                  (2,595)             (2,206)         (5,358)           (5,494)
Minority interest loss                                         588                 284           1,690               996
                                                           -------             -------        --------          --------

NET PROFIT (LOSS)                                          ($2,007)            ($1,922)       ($ 3,668)         ($ 4,498)
                                                           =======             =======        ========          ========

NET PROFIT (LOSS) PER SHARE                                $ (0.09)            $ (0.09)       $  (0.15)         $  (0.20)
                                                           =======             =======        ========          ========

Weighted average shares outstanding (in millions of           22.3                21.4            25.1              22.5
shares)                                                    =======             =======        ========          ========



             The accompanying notes are an integral part of these
                       consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)
                                  (Unaudited)

-------------------------------------------------------------------------------


                                                                          Nine Months Ended       Nine Months Ended
                                                                          September 30, 1996      September 30, 1995
                                                                          ------------------      ------------------
OPERATING ACTIVITIES:
     Net loss                                                                  $ (3,668)              $ (4,498)
     Reconciliation of net income to net cash used in operations:
         Depreciation                                                               874                    605
         Premium on Omai Preferred Share Redemptions                                 --                   (661)
         Abandonment of mineral properties                                           --                  1,570
         Recovery of abandonment loss                                              (936)                    --
         Loss on disposal of assets                                                  --                     75
            Gain on sale of assets                                                  (58)                    --
         Gain on issuance of common stock by subsidiary                          (2,001)                (2,575)
         Minority interest                                                       (1,690)                  (996)
     Changes in non-cash operating working capital                                  660                    191
                                                                               --------               --------
                  Net Cash Used in Operating Activities                          (6,819)                (6,289)
                                                                               --------               --------

INVESTING ACTIVITIES:
     Expenditures on mineral properties, net of joint venture
        recoveries                                                              (15,670)               (17,523)
     Equipment purchases                                                         (1,517)                (1,040)
     Omai Preferred Share Redemptions                                                --                  1,209
     Other assets and investments                                                   786                    566
                                                                               --------               --------
                  Net Cash Used in Investing Activities                         (16,401)               (16,788)
                                                                               --------               --------

FINANCING ACTIVITIES:
     Restricted cash                                                             (3,550)                (2,465)
     Line of credit                                                               5,000                     --
     Proceeds from issuance of subsidiary's stock                                10,545                  9,426
     Offering costs of subsidiary                                                  (273)                  (928)
     Increase in minority interest                                                  274                  1,249
     Issuance of share capital                                                   12,886                     --
     Issuance of share capital under warrants                                     3,979                    709
     Issuance of share capital under options                                      6,476                     --
     Stock option loan receipts (additions)                                      (2,653)                   (24)
     Other                                                                           16                     (4)
                                                                               --------               --------
                  Net Cash Provided by Financing Activities                      32,700                  7,963
                                                                               --------               --------

Increase (Decrease) in cash                                                       9,480                (15,114)
Cash and short-term investments, beginning of period                              9,498                 34,387
                                                                               --------               --------
Cash and short-term investments, end of period                                 $ 18,978               $ 19,273
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

The unaudited financial statements as of September 30, 1996, and for the three and nine months ended September 30, 1996 and 1995, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

Investments in marketable securities are stated at cost which approximates market value and are capable of reasonably prompt liquidation.

(1)      INVENTORIES

                                                 September 30,            December 31,
                                                     1996                    1995
                                                 -------------            ------------

          Precious Metals Inventory                  $  236                  $  383
          Materials and Supplies                        946                     749
                                                     ------                  ------
                                                     $1,182                  $1,132
                                                     ======                  ======


(2)      FIXED ASSETS

                                                 September 30,            December 31,
                                                     1996                    1995
                                                 -------------            ------------

          Building                                  $   921                   $   903
          Machinery & Equipment                       5,600                     4,254
                                                    -------                   -------
                                                      6,521                     5,157

          Accumulated Depreciation                   (2,251)                   (1,530)
                                                    -------                   -------
                                                    $ 4,270                   $ 3,627
                                                    =======                   =======

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


(3)      DEFERRED EXPLORATION

                                    Deferred                                                                   Deferred
                                    Exploration                                                                Exploration
                                    Expenditures   Capitalized    Capitalized     Joint                        Expenditures
                                    as at          Exploration    Acquisition     Venture      Property        as at
                                    Dec. 31, 1995  Expenditures   Expenditures    Recoveries   Abandonments    Sept. 30, 1996
                                   ============================================================================================
GUYANA

     Eagle Mountain                     $    38             --           --              --           --          $    38

     Upper Potaro Diamond/                  836             81           37              --           --              954
        Amatuk Diamond

     Mazaruni / Upper Mazaruni            2,028            453          230              --           --            2,711
        Diamond

     Wenamu Gold                            512             --           --              --           --              512

     Five Stars Gold                      3,651            784          475              --           --            4,910

     Five Stars Diamond                     389            500           40              --           --              929

     BHP Gold Projects                       --            186           --            (130)          --               56

     Other                                2,518            128           --              --           --            2,646
                                       ---------------------------------------------------------------------------------

                   Sub-total              9,972          2,132          782            (130)          --           12,756

                                       ---------------------------------------------------------------------------------

SURINAME

     South Benzdorp/Lawa                  2,842            498           --             (28)          --            3,312

     Gross Rosebel                        6,286          6,177          450          (3,914)          --            8,999

     Headley's Right of
      Exploration                           311             --           --              --           --              311

     Thunder Mountain                       405             48           --              --           --              453

     Saramacca                            1,255            347           --             (48)          --            1,554

     Sara Kreek                             131            306           75            (279)          --              233

     Anjoemara/Tempati                       --            239           40            (246)          --               33

     Tapanahony                              --            224           60            (186)          --               98

     Kleine Saramacca                        --             30            5             (14)          --               21

     Antino                                  --             51           --              --           --               51

     Sipaliwini Reconnaissance               --             14           --              --           --               14

     Other                                  226             37           --              --           --              263
                                       ---------------------------------------------------------------------------------

                   Sub-total             11,456          7,971          630          (4,715)          --           15,342

                                       ---------------------------------------------------------------------------------


(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


                                  Deferred                                                                        Deferred
                                  Exploration                                                                     Exploration
                                  Expenditures    Capitalized     Capitalized        Joint                        Expenditures
                                  as at           Exploration     Acquisition        Venture      Property        as at
                                  Dec. 31, 1995   Expenditures    Expenditures       Recoveries   Abandonments    Sept. 30, 1996
                                  ==============================================================================================
FRENCH GUIANA
(GUYANOR RESSOURCES S.A.)

     Dorlin                               609              560              --             (550)         --              619

     St-Elie                            1,973            2,117              --           (2,117)         --            1,973

     Yaou                               6,991              323              --             (289)         --            7,025

     Paul Isnard                        3,882            1,158              --           (1,154)         --            3,886

     SOTRAPMAG                            908              987              --               --          --            1,895

     Dachine                              449              875              --             (871)         --              453

     Other                              1,295               80              --               --          --            1,375
                                   -----------------------------------------------------------------------------------------

                   Sub-total           16,107            6,100              --           (4,981)         --           17,226

                                   -----------------------------------------------------------------------------------------
AFRICA (PAN AFRICAN
RESOURCES CORPORATION)

     Gabon/Eteke                        5,247              645              --               --          --            5,892

     Ivory Coast/Comoe                  2,859              804              --               --          --            3,663

     Mali/Dioulafoundou                 1,940              561              65               --          --            2,566

     Mali/Melgue                           --               48              --               --          --               48

     Ethiopia/Dul                       2,635            1,134              --               --          --            3,769

     Eritrea/Galla Valley                 426              376              --               --          --              802

     Eritrea/Other                         --               44              --               --          --               44

     Other                                 --              177             600               --          --              777
                                   -----------------------------------------------------------------------------------------

                   Sub-total           13,107            3,789             665               --          --           17,561

                                   -----------------------------------------------------------------------------------------
LATIN AMERICA (SOUTHERN
STAR RESOURCES LTD.)

     Brazil/Andorinhas                    123              881             751               --          --            1,755

     Brazil/Abacaxis                      162              660              50               --          --              872

     Bolivia/San Simon                    205              244              22               --          --              471

     Bolivia/Sunsas                         6               36              --               --          --               42

     Other                                296              665              --               --          --              961
                                   -----------------------------------------------------------------------------------------

                   Sub-total              792            2,486             823               --          --            4,101

                                   -----------------------------------------------------------------------------------------

OTHER                                      13              118              --               --          --              131

                                   -----------------------------------------------------------------------------------------

TOTAL                                 $51,447          $22,596          $2,900          $(9,826)         --          $67,117

                                   =========================================================================================


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

(4)      INVESTMENT IN OMAI GOLD MINES LIMITED

Details regarding the Company's investment in the common and preferred share equity of Omai Gold Mines Ltd. and its share of equity losses not recorded for the year ended December 31, 1995 and the nine months ended September 30, 1996 are as follows:

                                                              Common          Preferred
                                                              Shares           Shares
                                                            ----------        ---------

     December 31, 1995                                              --          $ 3,798
     Less:
     Preferred Share Redemption                                     --               --
     Add:
     Premium on Preferred Share Redemption                          --               --
                                                            ----------          -------
     September 30, 1996                                     $                   $ 3,798
                                                            ==========          =======

     The Company's share of Accumulated Losses at:
              December 31, 1995            $(3,401)
                                           -------
              September 30, 1996           $(3,054)
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

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


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


(8)      SETTLEMENT OF VENEZUELA PUT OPTION

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

VenStar, through its subsidiaries, holds several gold exploration properties, being the Increible 6 concession, the Valle Hondo concession and six Valle Hondo "CVG" (Corporacion Venezolana de Guayana) contract permit areas dominated Valle Hondo 89 through 94, all located in the Bolivar State in eastern Venezuela. The election by the VenStar Purchasers to exercise the Put Option was due to the inability of Lindley to obtain the formal "veta" (vein) mineral rights to the Valle Hondo concession within the time period required in the stock purchase agreement between the VenStar Purchasers and Lindley and in view of other unresolved issues with respect to investment in the mining industry in Venezuela.

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


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

(9)      GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND
         THE UNITED STATES

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

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


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

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:


                                                                                    For the nine months ended
                                                                           September 30, 1996      September 30, 1995
                                                                           ------------------      ------------------

Net loss under Canadian GAAP                                                    $ (3,668)               $ (4,498)
Net effect of the deferred exploration  expenditures on loss for
  the period (a)                                                                 (12,770)                (15,785)
Effect of  recording  compensation  expense  under stock
  option plans (d)                                                                   (79)                   (151)
Reversal of the gain on subsidiary's issuance of common
  stock                                                                           (2,001)                 (2,575)
Effect of Omai preferred share redemption (c)                                         --                     548
                                                                                --------                --------
Loss under U.S. GAAP before minority interest                                    (18,518)                (22,461)
Adjustment to minority interest                                                    1,613                   2,100
                                                                                --------                --------
Loss under U.S. GAAP                                                            $(16,905)               $(20,361)
                                                                                ========                ========
Loss per share under U.S. GAAP                                                  $  (0.67)               $  (0.90)
                                                                                ========                ========


(For items (a) to (i), see pages 10 and 11.)

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEET

                                             As of September 30, 1996                As of December 31, 1995
                                             ------------------------                -----------------------
                                          Canadian GAAP          U.S. GAAP        Canadian GAAP        U.S. GAAP
                                          -------------          ---------        -------------        ---------

Cash (h)                                    $  10,581              10,582           $   5,800           $  3,320

Short term investments (e)                      8,397               5,395               3,698              2,480

Marketable securities (i)                          --                  --                 800                927

Other current assets                            5,072               5,072               5,776              5,776

Restricted cash                                 6,015               6,015               2,465              2,465

Deferred exploration (a)                       67,117              18,468              51,447             15,568

Investment in Omai Gold
   Mines Limited (c)                            3,798                  --               3,798                 --

Long-term investments (e)                          --               3,001                  --              3,698

Other assets                                    4,484               4,484               3,825              3,825
                                            ---------           ---------           ---------           --------
         Total Assets                       $ 105,464           $  53,017           $  77,609           $ 38,059
                                            =========           =========           =========           ========

Liabilities                                     9,038               9,038               5,018              5,018

Minority interest (a)                          11,018               8,170               4,203              2,968

Share capital, net of stock option
   loans (g)                                  125,862             117,264             105,174             94,496

Cumulative translation
   adjustments (b)                                 --               1,595                  --              1,595

Accumulated unrealized gains on
investments (i)                                    --                  --                  --                127

Deficit (a) (c) (d) (f)                       (40,454)            (83,050)            (36,786)           (66,145)
                                            ---------           ---------           ---------           --------
         Total Liabilities and
         Shareholders' Equity               $ 105,464           $  53,017           $  77,609           $ 38,059
                                            =========           =========           =========           ========



STATEMENTS OF CASH FLOWS

                                         OPERATING                    INVESTING                       FINANCING
NET CASH PROVIDED BY (USED IN):          ACTIVITIES                   ACTIVITIES                      ACTIVITIES
                                         ----------                   ----------                      ----------

                                   Canadian       U.S.          Canadian       U.S.            Canadian         U.S.
                                     GAAP         GAAP            GAAP         GAAP              GAAP           GAAP
                                     ----         ----            ----         ----              ----           ----
For the nine months ended
   September 30, 1996              $(6,819)    $(19,657)        $(16,401)    $ (5,847)          $32,700       $32,766

For the nine months ended
   September 30, 1995              $(6,289)    $(22,797)        $(16,788)    $ 14,846           $ 7,963       $ 7,831


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

(11)      SUBSEQUENT EVENTS

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

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


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

RESULTS OF OPERATIONS

Periods Ended September 30, 1996 Compared to the Periods Ended September 30,
1995

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

During the nine months ended September 30, 1996, the Company reported a net loss of $3.7 million or $0.15 per share, compared to a loss of $4.5 million or $0.20 per share for the first nine months of 1995. Losses decreased in the first nine months of 1996 compared to 1995, due primarily to property abandonments in 1995 of $1.6 million which did not recur in 1996. In addition, revenues of $2.2 million for the first nine months of 1996 decreased from $4.0 million during the first nine months of 1995 due primarily to reduced production at SOTRAPMAG. The Company also recorded a gain of $0.9 million during the nine months ended September 30, 1996, for recovery of Venezuelan investments previously written off.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company held cash and short term investments of $19.0 million ($19.3 million as of September 30, 1995) and working capital of $15.1 million ($19.4 million as of September 30, 1995). The decrease in cash resources and working capital resulted from expenditures on the Company's exploration activities during the fourth quarter of 1995 and the first nine months of 1996, offset by the proceeds from the PARC Yukon private placement ($9.0 million in February 1996) and the Company's unit offering ($12.9 million in March 1996). (See discussion below.)

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

Prior to the amalgamation with Humlin, indebtedness totaling $12.3 million owed by Pan African Resources Corporation, a Barbados Company and a wholly owned subsidiary of PARC, to the Company as of December 11, 1995 was converted by the Company, under the terms of two convertible debentures between PARC and the Company, into 24.9 million common shares of PARC Barbados. Upon completion of these loan conversions, 24.9 million PARC Barbados shares held by the Company were surrendered for cancellation in exchange for the issuance to the Company of 7.975 million warrants of PARC Barbados, each warrant entitling the Company to purchase one share of PARC Barbados at Cdn$1.50 until July 15, 1997. After the PARC Amalgamation, the PARC Barbados warrants were surrendered to PARC Barbados in exchange for the issuance by PARC to the Company of 7.975 million PARC Series B warrants. Each PARC Series B warrant entitles the Company to purchase one PARC common share at Cdn$1.50 until July 15, 1997. In addition, the Company forgave indebtedness owed to it by PARC of $0.3 million, incurred for funding of PARC's exploration activities from December 1995 through completion of the private placement.

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

On October 30, 1996, Guyanor obtained the approval of a final prospectus entitling Guyanor to list its Class B shares for trading on the Nouveau Marche of the Bourse de Paris, and for the sale of 1.0 million of its Class B shares. Trading of Guyanor's Class B Shares on the Nouveau Marche began on October 30, 1996. The Offering in Europe was completed on November 5, 1996, and as a result, Guyanor received net proceeds of approximately 45.5 million French francs (approximately $8.9 million), and the Company's interest in Guyanor was reduced to approximately 69%.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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


(a)      Exhibits - Financial Data Schedule.


(b) The Company has not filed a Form 8-K during the quarter ending September 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Golden Star Resources Ltd.




                                        By:    /s/ David A. Fennell
                                             ----------------------------------
                                             David A. Fennell
                                             President and Chief Executive
                                               Officer










                                        By:    /s/ Gordon J. Bell
                                             ----------------------------------
                                             Gordon J. Bell
                                             Vice President and Chief Financial
                                               Officer














Date:  September 30, 1997