Form 10-Q
period 1997-09-30
GOLDEN STAR RESOURCES LTD
filed 1997-11-14
CIK 903571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                For the Quarterly Period ended September 30, 1997

                                       or

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


                                 (303) 830-9000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes     X     No
     ------      ------

Number of Common Shares outstanding as of November 7, 1997: 29,737,136.

                           GOLDEN STAR RESOURCES LTD.

                                      INDEX


Part I - Financial Information

         Item 1.  Financial Statements...................................................................1

         Item 2.  Management's Discussion and Analysis of Financial Condition,
                  Results of Operations and Recent Developments.........................................13

Part II - Other Information

         Item 1.  Legal Proceedings.....................................................................19

         Item 6.  Exhibits and Reports on Form 8-K......................................................19


Signatures..............................................................................................20




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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                           CONSOLIDATED BALANCE SHEETS
       (Stated in thousands of United States Dollars except share amounts)

-------------------------------------------------------------------------------

                                                                      (Unaudited)
                                                                  As of September 30,  As of December 31,
ASSETS                                                                    1997                1996
                                                                  -------------------  ------------------
CURRENT ASSETS
         Cash and short-term investments                            $         21,250    $         15,663
         Accounts receivable                                                   3,026               5,116
         Inventories                                                             569               1,027
         Other assets                                                            370                 376
                                                                    ----------------    ----------------
                  Total Current Assets                                        25,215              22,182

RESTRICTED CASH                                                     $            765    $          2,015
DEFERRED EXPLORATION                                                          73,574              64,721
INVESTMENT IN OMAI GOLD MINES LIMITED                                          2,407               3,279
FIXED ASSETS                                                                   1,382               3,666
OTHER ASSETS                                                                     116                 420
                                                                    ----------------    ----------------
                  Total Assets                                      $        103,459    $         96,283
                                                                    ================    ================

LIABILITIES

CURRENT LIABILITIES
         Accounts payable and accrued liabilities                   $          2,899    $          5,830
         Accrued wages and payroll taxes                                         726               1,065
                                                                    ----------------    ----------------
                  Total Current Liabilities                         $          3,625    $          6,895

OTHER LIABILITIES                                                                104                  92
                                                                    ----------------    ----------------
                  Total Liabilities                                            3,729               6,987
                                                                    ----------------    ----------------

MINORITY INTEREST                                                              8,248              11,202
                                                                    ----------------    ----------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                                157,767             129,954
      (Common shares, without par value, unlimited shares
      authorized. Shares issued and outstanding: September 30,
      1997 - 29,690,136; December 31, 1996 - 25,941,103)


         Stock option loans                                                   (4,011)             (4,012)
DEFICIT                                                                      (62,274)            (47,848)
                                                                    ----------------    ----------------
         Total Shareholders' Equity                                           91,482              78,094
                                                                    ----------------    ----------------
                  Total Liabilities and Shareholders' Equity        $        103,459    $         96,283
                                                                    ================    ================


              The accompanying notes are an integral part of these
                        consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     (Stated in thousands of United States Dollars except per share amounts)
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                          Three Months             Nine Months
                                                        Ended September 30      Ended September 30
                                                       --------------------    --------------------
                                                         1997        1996        1997        1996
                                                       --------    --------    --------    --------
REVENUE
    Precious metals sales                              $      4    $    184    $    443    $  1,353
    Interest and other                                      346         249         871         825
                                                       --------    --------    --------    --------
                                                            350         433       1,314       2,178

COSTS AND EXPENSES
    Cost of goods sold                                        9         843         987       3,066
    Depreciation                                            151         291         711         874
    General and administrative                            2,148       1,806       6,483       6,315
    Exploration expense                                     275          51         754         162
    Recovery of abandonment loss                             --          --          --        (936)
    Abandonment and impairment of mineral properties      3,503          --       9,573          --
    Gain on sale of assets                                 (301)         --        (302)        (58)
    Loss on impairment of assets                          1,522          --       1,522          --
    Interest and bank charges                                (6)         --          15          --
    Foreign exchange loss                                    27          37          50         114
                                                       --------    --------    --------    --------
                                                          7,328       3,028      19,793       9,537

PROFIT (LOSS) BEFORE THE UNDERNOTED                      (6,978)     (2,595)    (18,479)     (7,359)

Gain on subsidiary's issuance of common stock                --          --          --       2,001
Omai Preferred Share Redemptions                            151          --       1,050          --
                                                       --------    --------    --------    --------
Net profit (loss) before minority interest               (6,827)     (2,595)    (17,429)     (5,358)
Minority interest loss                                    1,707         588       3,003       1,690
                                                       --------    --------    --------    --------

NET PROFIT (LOSS)                                      $ (5,120)   $ (2,007)   $(14,426)   $ (3,668)
                                                       ========    ========    ========    ========

NET PROFIT (LOSS) PER SHARE                            $  (0.17)   $  (0.09)   $  (0.50)   $  (0.15)
                                                       ========    ========    ========    ========

Weighted Average Shares Outstanding
(Millions of shares)                                       29.7        22.3        28.8        25.1
                                                       ========    ========    ========    ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                   Nine Months Ended    Nine Months Ended
                                                                   September 30, 1997  September 30, 1996
                                                                   ------------------  ------------------
OPERATING ACTIVITIES:
     Net loss                                                       $        (14,426)   $         (3,668)
     Reconciliation of net loss to net cash used in operations:
         Depreciation                                                            711                 874
         Premium on Omai Preferred Share Redemptions                          (1,050)                 --
         Recovery of abandonment loss                                             --                (936)
         Gain on sale of assets                                                 (302)                (58)
         Loss on impairment of assets                                          1,522                  --
         Abandonment and write-down of mineral properties                      9,573                  --
         Gain on issuance of common stock by subsidiary                           --              (2,001)
         Minority interest                                                    (3,003)             (1,690)
     Changes in non-cash operating working capital                              (796)                660
                                                                    ----------------    ----------------
                  Net Cash Flows Used in Operating Activities                 (7,771)             (6,819)
                                                                    ----------------    ----------------

INVESTING ACTIVITIES:
     Expenditures on mineral properties, net of joint venture
        recoveries                                                           (18,426)            (15,670)
     Fixed asset purchases                                                      (327)             (1,517)
     Depreciation capitalized as deferred exploration                            264                  --
     Proceeds from sale of equipment                                             486                  --
     Omai Preferred Share Redemptions                                          1,922                  --
     Other assets                                                                 10                  --
     Other assets and investments                                                 41                 786
                                                                    ----------------    ----------------
                  Net Cash Flows Used in Investing Activities                (16,030)            (16,401)
                                                                    ----------------    ----------------

FINANCING ACTIVITIES:
     Restricted cash                                                           1,250              (3,550)
     Line of credit                                                               --               5,000
     Proceeds from issuance of subsidiary's stock                                 29              10,545
     Offering costs of subsidiary                                                (25)               (273)
     Increase in minority interest                                                45                 274
     Issuance of share capital                                                22,513              12,886
     Issuance of share capital under warrants                                  5,429               3,979
     Issuance of share capital under options                                     140               6,476
     Stock option loan receipts (additions)                                        1              (2,653)
     Other                                                                         6                  16
                                                                    ----------------    ----------------
                  Net Cash Flows Provided by Financing Activities             29,388              32,700
                                                                    ----------------    ----------------

Increase in cash                                                               5,587               9,480
Cash and short-term investments, beginning of period                          15,663               9,498
                                                                    ----------------    ----------------
Cash and short-term investments, end of period                      $         21,250    $         18,978
                                                                    ================    ================

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

The unaudited financial statements as of September 30, 1997, and for the nine months ended September 30, 1997 and 1996, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.


(1)      INVENTORIES

                                  September 30, 1997      December 31, 1996
                                  ------------------      -----------------
Precious Metals Inventory               $   53                   $  384
Materials and Supplies                     516                      643
                                        ------                   ------
                                        $  569                   $1,027
                                        ======                   ======

In the third quarter of 1997, the Company recorded an impairment reserve for certain materials and supplies inventories at its SOTRAPMAG subsidiary which may have future recoverable values less than recorded amounts. The charge for this write-down was $0.1 million.

(2)      FIXED ASSETS

                                     September 30, 1997    December 31, 1996
                                     ------------------    -----------------
Building                                $         --           $      1,833
Machinery & Equipment                          3,105                  4,676
                                        ------------           ------------
                                               3,105                  6,509

Accumulated Depreciation                      (1,723)                (2,843)
                                        ------------           ------------
                                        $      1,382           $      3,666
                                        ============           ============

During the second quarter of 1997, SOTRAPMAG initiated a plan to sell certain equipment and machinery from the mine site. Sales of $0.5 million were completed as of September 30, 1997, with gains of $0.3 million recorded on the sales.

In the third quarter of 1997, the Company recorded an impairment reserve for the remaining buildings, machinery, and equipment at SOTRAPMAG which may have future recoverable values less than recorded amounts. The charge for this write-down was $1.4 million.

The Company intends to continue efforts to sell equipment and other fixed assets formerly used at the SOTRAPMAG operations. Any proceeds from such asset sales would be used to offset the impairment charges in future periods.

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

(3)      DEFERRED EXPLORATION

                              Deferred                                                                       Deferred
                              Exploration                                                                    Exploration
                              Expenditures   Capitalized     Capitalized     Joint           Property        Expenditures
                              as at          Exploration     Acquisition     Venture         Impairments &   as at
                              Dec. 31, 1996  Expenditures    Expenditures    Recoveries      Abandonments    September 30, 1997
                              -------------  ------------    ------------    ------------    ------------    ------------------
UYANA
  Eagle Mountain              $        111   $        716    $         --    $         --    $         --    $        827
  Quartz Hill                        1,347             --              --              --              --           1,347
  Upper Potaro Diamond /
     Amatuk Diamond                  1,010            137               8              --              --           1,155
  Mazaruni / Upper
     Mazaruni Diamond                2,729            101             (60)             --          (2,429)            341
  Wenamu Gold                          512             --              --              --              --             512
  Five Stars Gold                    5,767            569            (108)             --          (2,308)          3,920
  Five Stars Diamond                 1,097            776              48              --             (41)          1,880
  BHP Gold Projects                    151            152              --              --              --             303
  Guyana Diamond Permits                27            201              --            (119)             --             109
  Other                              1,376           (129)             --              --              --           1,247
                              ------------   ------------    ------------    ------------    ------------    ------------
     Sub-total                      14,127          2,523            (112)           (119)         (4,778)         11,641
                              ------------   ------------    ------------    ------------    ------------    ------------
SURINAME
  Benzdorp / Lawa                    3,341              3              --              --              --           3,344
  Gross Rosebel                      9,494          8,043              --          (4,205)             --          13,332
  Headley's Right of                   311             --              --              --              --             311
  Exploration
  Thunder Mountain                     453             --              --              --              --             453
  Saramacca                          1,569            152              98             (33)             --           1,786
  Sara Kreek                           155            339              75               4              --             573
  Tempati Reconnaissance               161             42              75               7              --             285
  Tapanahony Reconnaissance             86             46              75               4              --             211
  Kleine Saramacca                     104              3              --              --              --             107
  Lawa Antino                          764          1,273              --              --              --           2,037
  Suriname Diamond Projects            310            159              --              --              --             469
  Ulemari Reconnaissance                53            195              --             (16)             --             232
  Other                                252              9              --              --              --             261
                              ------------   ------------    ------------    ------------    ------------    ------------
     Sub-total                      17,053         10,264             323          (4,239)             --          23,401
                              ------------   ------------    ------------    ------------    ------------    ------------
FRENCH GUIANA
(GUYANOR RESSOURCES S.A.)
  Dorlin                               628          2,476              --          (2,324)             --             780
  St-Elie                            1,973          1,661              --          (1,661)             --           1,973
  Dieu-Merci                           382            475              --            (475)             --             382
  Yaou                               7,087          1,223              --          (1,023)             --           7,287
  Paul Isnard / Eau Blanche          3,629          1,081              --          (1,081)             --           3,629
  SOTRAPMAG                          1,520            333             134              --              --           1,987
  Dachine                              575            611               2              --              --           1,188
  Other                              1,331            (25)             --              --            (913)            393
  Diamond Projects                     204             (1)             --              --              --             203
                              ------------   ------------    ------------    ------------    ------------    ------------
     Sub-total                      17,329          7,834             136          (6,564)           (913)         17,822
                              ------------   ------------    ------------    ------------    ------------    ------------
AFRICA (PAN AFRICAN
RESOURCES CORPORATION)
  Ivory Coast / Comoe                3,951            745              --              --            (399)          4,297
  Mali / Dioulafoundou               2,763            352              42              --          (2,250)            907
  Mali / Melgue                         56             63              --              --              --             119
  Mali / Other                          30             31              --              --              --              61
  Eritrea / Galla Valley             1,317            480               4              --              --           1,801
  Eritrea / Other                       55             --              --              --              --              55
  Kenya / Ndori                        901            644              --              --              --           1,545
  Burkina Faso                          --             13              --              --              --              13
  Other                                 53            (18)             --              --              --              35
                              ------------   ------------    ------------    ------------    ------------    ------------
     Sub-total                       9,126          2,310              46              --          (2,649)          8,833
                              ------------   ------------    ------------    ------------    ------------    ------------

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

                              Deferred                                                                       Deferred
                              Exploration                                                                    Exploration
                              Expenditures   Capitalized     Capitalized     Joint           Property        Expenditures
                              as at          Exploration     Acquisition     Venture         Impairments &   as at
                              Dec. 31, 1996  Expenditures    Expenditures    Recoveries      Abandonments    September 30, 1997
                              -------------  ------------    ------------    ------------    ------------    ------------------
LATIN AMERICA  (SOUTHERN STAR
RESOURCES LTD.)
  Brazil / Andorinhas                3,371          3,433             533              --              --           7,337
  Brazil / Abacaxis                  1,307            677               7              --              --           1,991
  Brazil / Other                       869            672              --              --              --           1,541
  Bolivia / San Simon                  768             20              --              --            (473)            315
  Bolivia / Sunsas                     198            176               1              --            (338)             37
  Bolivia / Other                      584            348              24              --            (422)            534
      Other                            (11)            68              --              --              --              57
                              ------------   ------------    ------------    ------------    ------------    ------------
     Sub-total                       7,086          5,394             565              --          (1,233)         11,812
                              ------------   ------------    ------------    ------------    ------------    ------------
OTHER                                   --             65              --              --              --              65
                              ============   ============    ============    ============    ============    ============
TOTAL                         $     64,721   $     28,390    $        958    $    (10,922)   $     (9,573)   $     73,574
                              ============   ============    ============    ============    ============    ============


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

Also during the second quarter of 1997, Guyanor recorded a property write-down charge of $0.9 million for the Regina Est property as Guyanor relinquished the property in the third quarter of 1997.

In addition, the Company recorded a property write-down charge of $0.3 million for the Sunsas property area in Bolivia during the nine months ended September 30, 1997. The Company relinquished certain portions of the Sunsas property area in the third quarter of 1997. During the third quarter of 1997, the Company recorded property write-down charges for a portion of the San Simon property totaling $0.5 million and write-off of capitalized administrative costs for the Bolivian operations totaling $0.4 million. The Company closed its Bolivia office in the third quarter and suspended its Bolivia operations indefinitely.

The Company, through PARC, recorded property write-down charges of $2.6 million during the third quarter, consisting of $0.4 million for impairment of certain diamond projects in the Ivory Coast and $2.2 million for impairment of a portion of the Dioulafoundou project area in Mali. In September, the Company and PARC were notified that African Selection Mining Corporation ("ASM") would discontinue funding exploration to earn a 50% interest in the Dioulafoundou project. Subsequently, PARC formally terminated its interest in d'Almeida Freres et Compagnie ("AFC") on September 9, 1997. This decision was based on the exploration results obtained by ASM.

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


(4)      INVESTMENT IN OMAI GOLD MINES LIMITED

Details regarding the Company's investment in the common and preferred share equity of Omai Gold Mines Ltd. and its share of equity losses not recorded for the year ended December 31, 1996 and the nine months ended September 30, 1997 are as follows:

                                                   Common Shares  Preferred Shares
                                                   -------------  ----------------
December 31, 1996                                             --   $      3,279
Less: Preferred Share Redemption                              --         (1,014)
Add: Premium on Preferred Share Redemption          $         --            554
                                                    ------------   ------------
March 31, 1997                                      $              $      2,819
                                                    ------------   ------------
Less: Preferred Share Redemption                              --           (632)
Add: Premium on Preferred Share Redemption                    --            345
                                                    ------------   ------------
June 30, 1997                                       $         --   $      2,532
                                                    ------------   ------------
Less: Preferred Share Redemptions                             --           (276)
Add: Premium on Preferred Share Redemptions                   --            151
                                                    ------------   ------------
September 30, 1997                                  $              $      2,407
                                                    ============   ============

The Company's share of Accumulated Losses at:

       December 31, 1996                     $(2,713)
                                             =======
       September 30, 1997                    $(1,299)
                                             =======

The Company recorded proceeds of $1.9 million from redemption of preferred shares during the nine months ended September 30, 1997.

(5)      CHANGES TO SHARE CAPITAL

During the nine months ended September 30, 1997, 50,833 common shares were issued by the Company pursuant to exercised options previously granted under the Company's Employees' Stock Option plan for proceeds of $0.1 million. During the nine months ended September 30, 1997, 673,200 shares were issued for the exercise of all of the Company's outstanding Cdn$11.00 common share purchase warrants, providing proceeds of $5.4 million.

On May 5, 1997, the Company sold through a prospectus offering 3,025,000 common shares at $7.50 per share for total proceeds of $22.7 million. The shares were issued under the Company's shelf prospectus in the United States and Canada.

On August 8, 1997, the Company filed with the SEC a shelf registration statement on Form S-3 (the "Registration Statement"), with respect to the proposed issuance by the Company from time to time of up to an additional $47,687,500 of its common shares, preferred shares, convertible debt securities and/or warrants. The Registration Statement also includes $52,312,500 in securities previously registered by the Company pursuant to a Registration Statement declared effective by the SEC on November 8, 1996. The Company filed an Amendment to this Registration Statement on October 2, 1997, and the Registration Statement was declared effective on October 2, 1997.

On August 13, 1997, the Company filed with nine Canadian provincial securities commissions a short-form shelf prospectus, with respect to the proposed issuance by the Company from time to time of up to 12 million common shares and/or 12 million common share purchase warrants and a short-form shelf

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)



prospectus with respect to the proposed issuance from time to time of up to $100 million of convertible debt securities. The Canadian prospectuses relate to the same securities being registered with the SEC. The Company filed the final Canadian prospectuses relating to these securities on October 2, 1997, and they became effective on October 7, 1997.

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


Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                                For the nine months ended
                                                                         September 30, 1997   September 30, 1996
                                                                         ------------------   ------------------
Net loss under Canadian GAAP                                                  $    (14,426)   $     (3,668)
Net effect of the deferred exploration expenditures on loss for
   the period (a)                                                                   (8,253)        (12,770)
Effect of recording compensation expense under stock option
   plans (d)                                                                           (42)            (79)
Record loss for severance accruals (j)                                              (1,115)             --
Reversal of the gain on subsidiary's issuance of common stock (f)                       --          (2,001)
Effect of Omai preferred share redemption (c)                                          871              --
                                                                              ------------    ------------
Loss under U.S. GAAP before minority interest                                      (22,965)        (18,518)
Adjustment to minority interest                                                        500           1,613
                                                                              ------------    ------------
Loss under U.S. GAAP                                                          $    (22,465)   $    (16,905)
                                                                              ============    ============
Loss per share under U.S. GAAP                                                $      (0.78)   $      (0.67)
                                                                              ============    ============

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEET

                                       As of September 30, 1997        As of December 31, 1996
                                       ------------------------        -----------------------
                                     Canadian GAAP     U.S. GAAP     Canadian GAAP    U.S. GAAP
                                     -------------   ------------    -------------   ------------
Cash (h)                             $     17,635          15,636    $      9,664    $      9,664
Short term investments (e)                  3,615           1,999           5,999           2,500
Other current assets                        3,965           3,965           6,519           6,519
Restricted cash                               765             765           2,015           2,015
Deferred exploration (a)                   73,574          19,211          64,721          18,611
Investment in Omai Gold
   Mines Limited (c)                        2,407              --           3,279              --

Long-term investments (e)                      --           3,615              --           3,499
Other assets                                1,498           1,498           4,086           4,087
                                     ------------    ------------    ------------    ------------
         Total Assets                $    103,459    $     46,689    $     96,283    $     46,895
                                     ============    ============    ============    ============

Liabilities                                 3,729           3,729           6,987           5,872
Minority interest (a)                       8,248           7,610          11,202          11,064
Share capital, net of stock option
   loans (g)                              153,756         150,924         125,942         123,068

Cumulative translation
   adjustments (b)                             --           1,595              --           1,595

Deficit (a) (c) (d) (f)                   (62,274)       (117,169)        (47,848)        (94,704)
                                     ------------    ------------    ------------    ------------
         Total Liabilities and
         Shareholders' Equity        $    103,459    $     46,689    $     96,283    $     46,895
                                     ============    ============    ============    ============



STATEMENTS OF CASH FLOWS

                                      OPERATING                     INVESTING                       FINANCING
NET CASH PROVIDED BY (USED IN):      ACTIVITIES                     ACTIVITIES                      ACTIVITIES
                                     ----------                     ----------                      ----------
                              Canadian          U.S.          Canadian          U.S.          Canadian         U.S.
                                GAAP            GAAP            GAAP            GAAP            GAAP           GAAP
                            ------------    ------------    ------------    ------------    ------------   ------------
For the nine months ended
   September 30, 1997       $     (7,771)   $    (23,722)   $    (16,030)   $       (240)   $     29,388   $     29,433
For the nine months ended
   September 30, 1996       $     (6,819)   $    (19,657)   $    (16,401)   $     (5,847)   $     32,700   $     32,766

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (f).

Non-cash transactions impacting the statement of cash flows for the nine months ended September 30, 1997, totaled $0.3 million in financing activities. Non-cash items in investing activities were $0.1 million for the nine months ended September 30, 1996.

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

On October 1, 1997, the Company agreed, subject to regulatory approval, to acquire an additional 1,000,000 Class B common shares of Guyanor. (See Note 9)

(8)         COMMITMENTS AND CONTINGENCIES

In June 1997, PARC's performance bond requirements under its Exploration License Agreement with the Government of Eritrea were reduced to $0.7 million. As a result, the bank guarantee and restricted cash collateral supporting the performance bond were reduced by $0.6 million.

In August 1997, the remaining performance bond requirements were released by the Government of Eritrea and the bank guarantee and restricted cash collateral supporting the performance bond were reduced by a further $0.7 million. As of September 30, 1997, the Company had no remaining restricted cash balances relating to Eritrea.

The Company's performance bond of $0.45 million for the benefit of the Ministry of Mines and Energy in Ethiopia guaranteeing the second year exploration program at the Dul project in Ethiopia expired on October 16, 1997.
(See Note 9.)

(9)         SUBSEQUENT EVENTS

The Company's Shelf Registration Statement on Form S-3, as amended, filed by the Company with the SEC was declared effective on October 2, 1997. The Company also filed final Canadian prospectuses on October 2, 1997.
(See Note 5)

On October 1, 1997, the Company agreed to acquire an additional 1,000,000 Class B common shares of Guyanor at a price of FF11.57 or Cdn$2.71. The total consideration of FF11,570,000 or Cdn$2,710,000 for the shares will be satisfied by reducing the equivalent amount of funds advanced to Guyanor by the Company. The Class B common shares were issued as of October 1, 1997, and the transaction resulted in an increase in the Company's interest in Guyanor from 68.5% to 69.3%. Guyanor is in the process of having these shares listed on the Nouveau Marche of Paris and the Toronto Stock Exchange. The Company has agreed not to sell or otherwise dispose of these shares for a period of six months.

(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


The Company's performance bond of $0.45 million for the benefit of the Ministry of Mines and Energy in Ethiopia guaranteeing the second year exploration program at the Dul project in Ethiopia expired on October 16, 1997. The letter of credit collateralizing the performance bond expired on October 31, 1997, and the funds held as restricted cash collateral for the letter of credit are expected to be released in November 1997.

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

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE REFORM ACT

The following contains certain forward-looking statements within the meaning of the Reform Act. Actual results, performance or achievements of the Company could differ materially from those projected in the forward-looking statements due to a number of factors, including those set forth under "Risk Factors" in the Company's Annual Report on Form 10-K. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. (See "Special Note Regarding Forward-Looking Statements" above.)

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

During the third quarter of 1997, the Company recognized a net loss of $5.1 million or $0.17 per share as compared to a net loss of $2.0 million or $0.09 per share for the third quarter of 1996. During the third quarter of 1997, the Company recorded property abandonment and impairment charges of $3.5 million, including $2.6 million for portions of property areas in the Ivory Coast and Mali and $0.8 million related to property interests in Bolivia. There were no property abandonment or write down charges during the third quarter of 1996.

For the nine months ended September 30, 1997, the Company recognized a net loss of $14.4 million or $0.50 per share, compared to a loss of $3.7 million or $0.15 per share for the first nine months of 1996. The increased loss in the 1997 period is primarily attributable to increased property write-downs in 1997 ($9.6 million) and gains recorded in 1996 which did not recur in 1997 ($0.9 million for recovery of abandonment losses and $2.0 million for gains on sale of subsidiary shares). These increased losses were offset by reduced production losses at Societe de Travaux Publics et de Mines Auriferes en Guyane, a subsidiary of Guyanor Ressources S.A. ("SOTRAPMAG") in 1997 as compared to 1996 ($1.2 million) and redemptions of Omai Gold Mines Ltd. preferred shares in 1997 which did not occur in 1996 ($1.1 million).

During the first quarter of 1997, the Company, through Guyanor Ressources S.A. ("Guyanor"), began implementation of a program to discontinue the alluvial operations conducted at SOTRAPMAG. Mining operations were suspended on April 17, 1997 after receipt of regulatory approvals for SOTRAPMAG's closure plan. Alluvial gold production continued to the date of closure, with operating losses of $0.5 million incurred during the period from January 1 to April 17, 1997. Closure procedures, including land rehabilitation and company-provided outplacement services, were conducted during the quarter and are expected to be substantially complete by year end 1997. During the second quarter of 1997, SOTRAPMAG initiated a plan to sell certain equipment and machinery from the mine site. Sales of $0.5 million were completed as of September 30, 1997 with gains of $0.3 million recorded on the sales.

In the third quarter of 1997, the Company recorded impairment reserves for the remaining inventories and equipment at SOTRAPMAG which may have future recoverable values less than recorded amounts. The charge for this write-down was $1.5 million. The Company intends to continue efforts to sell equipment and other assets formerly used at the SOTRAPMAG operations. Any proceeds from such asset sales would be used to offset the impairment charges in future periods.

As mining operations were discontinued in April 1997, there were no significant mining revenues during the third quarter of 1997 (as compared to $0.2 million for the third quarter of 1996).

General and administrative expenditures of $2.1 million (as compared to $1.8 million in the third quarter of 1996) reflected the Company's continued support of the portfolio of exploration projects in South America and Africa and the cost of maintaining two publicly traded subsidiaries. Depreciation expense in the third quarter of 1997 decreased by $0.1 million as compared to the third quarter of 1996 as a result of the shut down of the SOTRAPMAG mine. Exploration expense of $0.3 million during the third quarter of 1997 (compared to $0.1 million during the third quarter of 1996) resulted primarily from project generation expenditures on potential new areas of interest, as well as additional expenditures on properties previously written-off.

Omai Gold Mines Limited ("OGML"), in which the Company maintains a 30% common share equity interest, reported a net loss of $0.4 million for the third quarter of 1997 and net income of $5.2 million for the nine months ended September 30, 1997, compared to net income of $2.6 million in the third quarter of 1996 and $1.4 million for the nine months ended September 30, 1996. During the nine months ended September 30, 1997, OGML produced 255,430 ounces of gold, compared to 162,117 ounces during the first nine months of 1996. Cash operating costs for the third quarter of 1997 were $257.74 per ounce, compared to $232.83 per ounce for the corresponding period in 1996. Production during the first nine months of 1996 was adversely impacted by the tailings dam failure in August 1995, with production resuming in February 1996 and returning to full capacity in June 1996. The Company recorded Class "I" preferred share redemptions from OGML of $1.1 million for the nine months ended September 30, 1997. There were no redemptions of Class "I" preferred shares during the nine months ended
September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company held cash and short term investments of $21.3 million ($19.0 million as of September 30, 1996 and $15.7 million as of December 31, 1996) and working capital of $21.6 million ($15.1 million as of September 30, 1996, and $15.3 million as of December 31, 1996). The increase in cash resources and working capital since September 30, 1996, resulted from proceeds from the issuance of Guyanor shares in conjunction with the listing of the Nouveau Marche in the fourth quarter of 1996 ($8.9 million), proceeds from the exercises of the Company's Cdn$11.00 warrants in the first quarter of 1997 ($5.4 million) and proceeds from the Company's common share offering in May 1997 ($22.7 million), offset by expenditures on the Company's exploration activities during the period.

Cash used in investing activities of $16.0 million for the nine months ended September 30, 1997 (as compared to $16.4 million for the nine months ended September 30, 1996) consisted primarily of expenditures on exploration projects which totaled $18.4 million (compared to $15.7 million for the nine months ended September 30, 1996), including the Gross Rosebel project in Suriname ($3.8 million net of joint venture recoveries) and the Andorinhas project in Brazil ($4.0 million), offset by Omai preferred share redemptions of $1.9 million.

Cash provided by financing activities of $29.4 million for the nine months ended September 30, 1997 decreased by $3.3 million as compared to $32.7 million for the nine months ended September 30, 1996. The decrease results from offerings by the Company's subsidiaries in the first nine months of 1996 which did not recur in 1997. Share capital increased by $27.8 million for the nine months ended September 30, 1997 compared with $23.3 million during the nine months ended September 30, 1996, reflecting proceeds from warrant exercises and the May 1997 common stock offering.

On August 8, 1997, the Company filed a shelf registration statement on Form S-3 with the SEC (the "Registration Statement"), with respect to the proposed issuance by the Company from time to time of up to an additional $47,687,500 of its common shares, preferred shares, convertible debt securities and/or warrants. The Registration Statement also includes $52,312,500 in securities previously registered by the Company pursuant to a Registration Statement declared effective by the SEC on November 8, 1996. The Company filed an Amendment to this Registration Statement on October 2, 1997, and the Registration Statement was declared effective on October 2, 1997

On August 13, 1997, the Company filed with nine Canadian provincial securities commissions a short-form shelf prospectus, with respect to the proposed issuance by the Company from time to time of up to 12 million common shares and/or 12 million common share purchase warrants and a short-form shelf prospectus with respect to the proposed issuance from time to time of up to $100 million of convertible debt securities. The Canadian prospectuses relate to the same securities being registered with the SEC. The Company filed the final Canadian prospectuses relating to these securities on October 2, 1997, and they became effective on October 7, 1997.

In response to continuing weak gold prices, which could impact the Company's ability to raise capital through the equity markets, management implemented a program in July 1997 to conserve cash by reducing administrative expenses and exploration spending. The Company's exploration efforts continue to focus on advanced stage projects and the higher priority earlier stage projects. Management has assessed and prioritized exploration projects in order to ensure continued progress on the most promising projects in the Company's portfolio over a prolonged period of time should the currently weak gold environment persist. The objective of the revised budgets is to fund those programs that the Company believes offer the greatest potential for meaningful results and that will generate new resources and reserves. As of September 30, 1997, the Company had approximately $22.0 million in cash and restricted cash. The Company's consolidated exploration spending for the fourth quarter of 1997 is budgeted to be $8.0 million, with recoveries from joint venture partners of $3.6 million, resulting in net exploration expenditures totaling $4.4 million. The Company expects that its existing cash resources will be sufficient to fund these expenditures.

The Company's primary efforts for the remainder of 1997 are planned to focus on six projects: Andorinhas in Brazil, Yaou, Dorlin, St-Elie and Paul Isnard in French Guiana, and Eagle Mountain in Guyana. Development of the Gross Rosebel project in Suriname has been deferred pending receipt of the necessary government approvals, resolution of certain issues related to development and improved gold prices. Work is continuing on an update of the feasibility study which is expected to be completed in the fourth quarter of 1997. Work is also expected to continue on gold anomalies established through joint ventures with BHP in Suriname and Guyana, as well as programs recently initiated on the Dachine diamond project in French Guiana and the Five Stars diamond projects in northwestern Guyana. Most other earlier stage projects have been put on care and maintenance while awaiting improved conditions, while seeking joint venture partners where appropriate. Certain early stage projects have been reassessed and those which do not warrant further work abandoned (see Results of Operations).

Africa (Pan African Resources Corporation)

Total exploration and acquisition expenditures in Africa for the third quarter of 1997 amounted to $0.7 million (compared to $1.8 million during the third quarter of 1996) and $2.4 million for the first nine months of 1997 (compared to $4.5 million for the first nine months of 1996). Expenditures in 1997 primarily reflect exploration activities in the Ivory Coast, Kenya and Eritrea. General and administrative expenditures for the third quarter of 1997 totaled $0.2 million (compared to $0.2 million for the third quarter of 1996) and $0.5 million for the first nine months of 1997 (compared to $0.9 million for the nine month period ended September 30, 1996). PARC recorded exploration expense of $0.1 million and $0.5 million during the third quarter and nine months ended September 30, 1997, respectively, (as compared to $46,000 and $0.1 million for the third quarter and nine months ended September 30, 1996, respectively) representing preliminary project reconnaissance and additional expenditures for projects previously written down.

The Company, through PARC, recorded property write-down charges of $2.6 million during the third quarter, consisting of $0.4 million for impairment of certain diamond projects in the Ivory Coast and $2.2 million for impairment of a portion of the Dioulafoundou project area in Mali. In September, the Company and PARC were notified that African Selection Mining Corporation ("ASM") would discontinue funding exploration to earn a 50% interest in the Dioulafoundou project. Subsequently, PARC formally terminated its interest in d'Almeida Freres et Compagnie ("AFC") on September 9, 1997. This decision was based on the exploration results obtained by ASM.

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

In August 1997, the remaining performance bond requirements were released by the Government of Eritrea and the bank guarantee and restricted cash collateral supporting the performance bond were reduced by a further $0.7 million. As of September 30, 1997, the Company had no remaining restricted cash balances relating to Eritrea.

The Company's performance bond of $0.45 million for the benefit of the Ministry of Mines and Energy in Ethiopia guaranteeing the second year exploration program at the Dul project in Ethiopia expired on October 16, 1997. The letter of credit collateralizing the performance bond expired on October 31, 1997, and the funds held as restricted cash collateral for the letter of credit are expected to be released in November 1997.

French Guiana (Guyanor Ressources S.A.)

Total exploration expenditures by Guyanor for the third quarter of 1997 amounted to $2.9 million, offset by joint venture recoveries of $2.3 million as compared to $2.6 million in expenditures and $1.7 million in joint venture recoveries in the third quarter of 1996. Total exploration expenditures and joint venture recoveries by Guyanor for the nine months ended September 30, 1997 were $8.0 million and $6.6 million, respectively (compared to $6.1 million in expenditures and $5.0 million in joint venture recoveries for the first nine months of 1996). Activities in French Guiana focused primarily on further work at the St-Elie/Dieu-Merci, Paul-Isnard/Eau Blanche and Yaou/Dorlin properties. General and administrative expenditures for Guyanor which were not reimbursed by joint venture partners amounted to $0.5 million and $1.4 million for the quarter and nine months ended September 30, 1997, respectively (compared to $0.4 million and $1.5 million for the three and nine months ended September 30, 1996, respectively).

During the nine months ended September 30, 1997, Guyanor recorded property write-downs of $0.9 million for the Regina Est property as Guyanor relinquished the property in the third quarter of 1997. Guyanor began contributing its 50% share of expenditures at Yaou / Dorlin in September 1997.

On October 9, 1997, the Company and Guyanor announced that the Company has agreed to acquire an additional 1,000,000 Class B common shares of Guyanor at a price of FF11.57 or Cdn$2.71. The total consideration of FF11,570,000 or Cdn$2,710,000 for the shares will be satisfied by reducing the equivalent amount of funds advanced to Guyanor by the Company. The Class B common shares were issued on October 30, 1997, and the transaction resulted in an increase in the Company's interest in Guyanor from 68.5% to 69.3%.

Guyana

Exploration and acquisition expenditures in the third quarter of 1997 in Guyana amounted to $1.1 million (compared to $0.7 million during the third quarter of 1996) and $2.4 million for the nine months ended September 30, 1997 (compared to $2.9 million for the first nine months of 1996). Joint venture recoveries from the Company's BHP projects totaled $1.0 million for the nine months ended September 30, 1997, compared to recoveries of $0.1 million for the period ended September 30, 1996. Activities during 1997 in Guyana have focused primarily on the Five Stars gold and diamond reconnaissance areas and the Eagle Mountain project. During the nine months ended September 30, 1997, the Company relinquished five prospecting licenses in the Upper Mazaruni and Five Stars areas in Guyana and, as a consequence, recognized property abandonment losses of $4.8 million during the period.

Suriname

During 1997, exploration and acquisition expenditures in Suriname have focused principally on the Gross Rosebel gold project in joint venture with Cambior Inc. ("Cambior"). Total spending in Suriname in the third quarter of 1997 of $3.1 million was offset by recoveries from joint venture partners of $2.4 million (compared to $3.5 million in expenditures and $2.3 million in recoveries for the third quarter of 1996), as Cambior has met its earn-in requirements at Gross Rosebel in April 1996 and all subsequent expenditures are shared equally. Exploration expenditures for the first nine months of 1997 of $10.6 million (compared to $8.6 million for the nine months ended September 30, 1996) were offset by $4.2 million in joint venture recoveries (compared to $4.7 million in recoveries for the first nine months of 1996).

Southern Star Resources Ltd.

Exploration and acquisition expenditures by Southern Star for the third quarter of 1997 were $1.5 million ($1.4 million for the third quarter of 1996) and $6.0 million for the first nine months of 1997

(compared to $3.3 for the first nine months of 1996). Exploration work focused primarily on the Andorinhas and Abacaxis properties in Brazil.

The Company recorded a property write-down charge of $0.3 million for the Sunsas property area in Bolivia during the nine months ended September 30, 1997. In the third quarter of 1997, the Company relinquished certain portions of the Sunsas property area. Also in the third quarter of 1997, the Company recorded property write-down charges for a portion of the San Simon property totaling $0.5 million and write-off of capitalized administrative costs for the Bolivian operations totaling $0.4 million. The Company closed its Bolivia office in the third quarter and suspended its Bolivia operations indefinitely.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27    Financial Data Schedule

(b) The Company filed with the Securities and Exchange Commission on September 23, 1997, a Form 8-K concerning recent developments of the Company including (i) drilling results on the Andorinhas gold project in Brazil,
     (ii) the completion of an offering of 3,025,000 common shares of the Company, (iii) the increase of the estimated mining reserves at Gross Rosebel in Suriname, (iv) the joint announcement with Pan African Resources Corporation ("PARC"), its approximately 58% owned subsidiary, of the exploration update on the Ndori property in Kenya, (v) the conversion of a US$2 million, plus interest, loan from the Company to PARC into 7,333,328 common shares of PARC, (vi) the resignation of Jean-Pierre Lefebvre as director of the Company, (vii) core drilling results from the St-Elie and Dieu-Merci projects in French Guiana, (viii) the estimated mineralized inventory at the Yaou and Dorlin projects in French Guiana, (ix) the implementation of a program for the second half of 1997 to conserve cash, and (x) the announcement by Guyanor Ressources S.A., the Company's 68% owned public subsidiary, that 10 core holes were completed at the Paul-Isnard project in French Guiana.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Golden Star Resources Ltd.




                                By:  /s/ David A. Fennell
                                    -------------------------------------------
                                     David A. Fennell
                                     President and Chief Executive Officer




                                By:  /s/ Gordon J. Bell
                                    -------------------------------------------
                                     Gordon J. Bell
                                     Vice President and Chief Financial Officer






Date:  November 14, 1997

                                 EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION
-----------              -----------
     27             FINANCIAL DATA SCHEDULE