Form 10-K
period 1997-12-31
GOLDEN STAR RESOURCES LTD
filed 1998-03-31
CIK 903571

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the transition period from _______________ to _____________

                         Commission file number 0-21708

                           GOLDEN STAR RESOURCES LTD.
             (Exact Name of Registrant as Specified in Its Charter)

     CANADA                                         98-0101955
     (State or other Jurisdiction of            (I.R.S. Employer
     Incorporation or Organization)            Identification No.)

     1660 LINCOLN STREET, SUITE 3000
     DENVER, COLORADO                                 80264-3001
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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form l0-K. ______

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $104 million as of March 13, 1998, based on the closing price of the shares on the American Stock Exchange of $3.50 per share.

     Number of Common Shares outstanding as at March 13, 1998:  29,847,892

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's 1998 Proxy Statement and Information Circular for the 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof.

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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressly stated or implied by such forward-looking statements. Such factors include, among others, the following: gold and diamond exploration and development costs and results, fluctuation of gold prices, foreign operations and foreign government regulations, competition, uninsured risks, recovery of reserves, capitalization and commercial viability and requirement for obtaining permits and licenses. (See "Item 1. Risk Factors".)

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

General

Golden Star Resources Ltd. ("Golden Star" or the "Company") is an international gold and diamond exploration company with a diverse portfolio of active exploration and development projects, and an operating mine. The Company's core focus is on the acquisition, discovery and development of gold and diamond projects and, if appropriate, the execution of partnership arrangements with major mining companies to develop and operate mines. The Company currently has active projects in various stages of development in Guyana, French Guiana (through its approximately 69% owned publicly traded subsidiary, Guyanor Ressources S.A.), Suriname and Brazil in South America, and in Ivory Coast and Kenya in Africa (through its approximately 64% owned publicly traded subsidiary, Pan African Resources Corporation). In this report, "Company" refers to Golden Star Resources Ltd. and its subsidiaries unless the context specifies otherwise.

The Company's efforts are concentrated in a geologic domain known as greenstone belts, which are ancient volcanic-sedimentary rock assemblages. Greenstone belts are known to be favorable geologic environments for gold mineralization and account for a significant proportion of the world's historic gold production. The Company began its exploration activities in 1985 in the tropical, Proterozoic greenstone belts of the Guiana Shield, and extended its activities in the 1990's to the geologically related greenstone belts of the Brazilian Shield and West African Shield and to the greenstone belts of East Africa.

As at March 13, 1998, the Company's interest in gold production was in the form of a 30% common share equity interest in Omai Gold Mines Limited, a company incorporated under the laws of Guyana ("OGML"), the owner and operator of the Omai gold mine in Guyana (the "Omai Mine") (see "Item 2. Description of Properties - Guyana Properties - Omai Mine"). A feasibility study was completed during 1997 on the Company's second major project, Gross Rosebel, located in Suriname. Mine development at Gross Rosebel has been deferred pending receipt of all necessary approvals from the Government of Suriname, the resolution of several issues related to development and an improved gold price (See "Item 2. Description of Properties - Gross Rosebel).

The Company was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation (the "Amalgamation") of South American Goldfields Inc. a Canadian corporation, and Golden Star Resources Ltd., a corporation originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd. Concurrent with the Amalgamation, the common shares of the Company were consolidated on a one-for-two basis (the "Share Consolidation"). Reference to common shares herein shall, unless otherwise indicated, mean common shares of the Company after the Amalgamation and the Share Consolidation. The fiscal year of the Company ends on December 31.

The head office of the Company is located at 1660 Lincoln Street, Suite 3000, Denver, Colorado 80264-3001, and the registered and records office is located at 19th Floor, 885 West Georgia Street, Vancouver, British Columbia V6C 3H4. As at March 13, 1998, the Company and its subsidiaries had a total of approximately 350 full-time employees, of which 23 were based in Denver, two in Miami and the balance in the various countries of South America and Africa where the Company and its subsidiaries carry on their operations.

The Company has established a decentralized structure through region-specific subsidiaries in order to facilitate effective management of its geographically diverse portfolio of mineral properties, to improve access to capital markets and to allow equity markets to better value the Company's mineral property portfolio. The Company currently directly manages all its activities in Guyana and Suriname and indirectly manages its activities outside of Guyana and Suriname through subsidiaries. The Company has created two publicly traded subsidiaries: Guyanor Ressources S.A. ("Guyanor") and Pan African Resources Corporation ("PARC"). Guyanor is approximately 69% owned by the Company and is incorporated under the laws of France. Guyanor was originally established in order to comply with the laws of France which require that mining title in France be held by a French company. Guyanor's Class B common shares are listed on the Toronto Stock Exchange under the symbol "GRL.B" and on the

Nouveau Marche of the Bourse de Paris under the symbol "GUYN". PARC, a corporation incorporated under the laws of the Yukon Territory in Canada, is approximately 64% owned by the Company and was created in recognition of the unique risk profile of establishing exploration projects in Africa. PARC's common shares are quoted on the Canadian Dealing Network under the symbol "PARC". A special meeting of the shareholders of PARC has been called to consider a proposal from the Company, the present controlling shareholder of PARC, to effect a share exchange through a plan of arrangement (the "Arrangement") pursuant to which shareholders of PARC other than the Company (the "Minority Shareholders") would receive one common share of the Company for each 50 common shares of PARC. The effect of the Arrangement will be to transform PARC into a wholly-owned subsidiary of the Company and the Minority Shareholders will become shareholders of the Company. The special meeting of the shareholders of PARC is scheduled to be held on April 7, 1998 (See "Certain Significant Events in 1997 and Recent Developments" below).

BUSINESS STRATEGY

The Company's business strategy is to focus on its core skills of gold and diamond exploration and property acquisition, with the ultimate goal of holding significant interests in large scale gold and diamond mines. The Company's business strategy is comprised of the following elements:

* Focus on exploration. The Company believes that the greatest increase in shareholder value in the gold and diamond mining sector comes from the discovery and development of mineral deposits. The Company intends to continue to concentrate its exploration efforts in its areas of expertise, gold and diamond exploration, in the tropical greenstone belts of the Guiana Shield, Brazilian Shield, West African Shield and East Africa.

* Concentrate on current portfolio of properties. The Company intends to focus its efforts on advancing the most promising projects within its portfolio of properties to the feasibility stage. The Company continues to pursue new opportunities and may, if warranted, make selective additional acquisitions of promising properties.

* Partner with major mining companies. The Company intends to continue to leverage its exploration capital by entering into partnership arrangements with major mining companies that have the technical skills and financial resources to develop and operate large modern mining operations. This strategy enables the Company to transfer a portion of the business and financial risks associated with exploration and development to its partners and, therefore, utilize a greater portion of its funds to explore and develop additional projects.

* Maintain a strong local presence in the countries where the Company operates. The Company intends to continue its practice of locating offices, the majority of its employees and certain of its executives in countries where the Company has exploration, development and mining interests. Many of the Company's employees are from countries in which the Company operates. The Company believes that its local presence and hiring practices support its exploration efforts by enabling the Company to establish and maintain good communications with local government officials and business leaders. In addition, the Company believes that its decentralized local management structure enables it to make more efficient exploration and management decisions.

CERTAIN SIGNIFICANT EVENTS IN 1997 AND RECENT DEVELOPMENTS

On January 30, 1997, the Company and Guyanor announced their intent to discontinue alluvial gold production in French Guiana through Societe de Travaux Publics et de Mines Auriferes en Guyane ("SOTRAPMAG"), a wholly-owned subsidiary of Guyanor. SOTRAPMAG had experienced continuing operating losses since its acquisition in 1994. Outside consultants engaged in 1996 to review the operation and make recommendations on how to make the operation profitable concluded that without a significant capital investment to increase production, changes in certain work practices and a reduction in fuel taxes, the operation could not achieve profitability. As a result of these factors, mining operations were suspended on April 17, 1997. Closure procedures, including land rehabilitation and out-placement services for employees, were substantially completed by the end of 1997. (See "Item 2. Guyanor Ressources S.A. - Paul-Isnard and Eau-Blanche" - Discontinuation of Mining Operations.)

On February 19, 1997, an option agreement was signed by Societe des Mines de St-Elie, SARL a 50% owned subsidiary of Guyanor ("SMSE") and a French company pursuant to which SMSE has the right to acquire three concessions and one exploration permit immediately adjacent to the east and the south of the St-Elie concession, covering an area of over 155 km2 known as "Dieu-Merci". (See "Item
2. French Guiana Properties - St-Elie and Dieu-Merci".)

On May 5, 1997, the Company announced the closing of an offering of 3,025,000 common shares of the Company at US$7.50 per share for total net proceeds of US$22,687,500.

In May 1997, PARC entered into a demand revolving line of credit with the Company, whereby the Company could loan PARC up to $2.0 million. On June 30, 1997, the Company announced the conversion of loans made by the Company to PARC in the amount of US$2.0 million plus accrued interest of US$18,591 into 7,333,328 common shares of PARC, thereby increasing its ownership in PARC from 58.2% to 63.9%.

On July 1, 1997, Mr. Jean-Pierre Lefebvre resigned as a director of the Company. On September 30, 1997, Messrs. Philip S. Martin and Robert R. Stone were appointed to the Board of Directors of the Company.

On July 25, 1997, the Company together with Guyanor, Cambior Inc. and Cambiex Exploration Inc. announced estimated mineralized inventory at the Yaou and Dorlin projects in French Guiana of approximately 35 million tonnes grading 1.6 g Au/t, including 18.2 million tonnes grading 2.0 g Au/t at Yaou and 16.8 million tonnes grading 1.2 g Au/t at Dorlin. Cambior Inc. also announced the adoption of a new policy of only reporting probable reserves when a prefeasibility study has been completed. Due to continuing weak gold prices, Yaou and Dorlin's mineralized inventory were restated in February of 1998 using a $350 per ounce gold price, resulting in a mineralized inventory within Whittle pits of approximately 16.8 million tonnes at an average grade of approximately 1.9 g au/t, including 10.3 million tonnes at Yaou at an average grade of 2.3 g Au/t and 6.5 million tonnes at Dorlin at an average grade of 1.3 g Au/t. The restated mineralized inventories at Yaou and Dorlin represent a reduction of approximately 10% from the estimates reported in July 1997.

On August 8, 1997, the Company filed with the United States Securities and Exchange Commission ("SEC") a shelf registration statement on Form S-3 (the "Registration Statement"), with respect to the proposed issuance by the Company from time to time of up to $47,687,500 of its common shares, preferred shares, convertible debt securities and/or warrants. The Registration Statement also includes $52,312,500 in securities previously registered by the Company pursuant to a registration statement declared effective by the SEC on November 8, 1996. On August 13, 1997, the Company filed with nine Canadian provincial securities commissions a short-form shelf prospectus, with respect to the proposed issuance by the Company from time to time of up to 12 million common shares and/or 12 million common share purchase warrants and a short-form shelf prospectus with respect to the proposed issuance from time to time of up to $100 million of convertible debt securities. The Canadian prospectuses relate to the same securities registered with the SEC and they replace the Canadian prospectuses previously filed in November 1996.

On August 13, 1997, the Company announced that, in response to continuing weak gold prices, Management had implemented a program for the second half of 1997 to conserve cash by reducing administrative and exploration expenses. In connection therewith, Management assessed and prioritized exploration projects to ensure continued progress on the most promising projects in the Company's portfolio until gold prices improve. The objective of the revised budgets was to fund the programs the Company believed would offer the greatest potential for meaningful results and new resources and reserves. As a result of Management's assessment of project priorities, primary exploration efforts for the remainder of 1997 focused on advanced stage projects and higher priority, earlier stage projects including: Andorinhas in Brazil, Yaou, Dorlin, St-Elie and Paul-Isnard in French Guiana, and Eagle Mountain in Guyana. Work also continued on gold anomalies established through the Company's joint ventures with BHP in Suriname and Guyana, as well as the Dachine diamond project in French Guiana and the Five Stars diamond projects in north western Guyana. Most other earlier stage projects were put on care and maintenance while awaiting improved market conditions.

On August 13, 1997, the Company announced that construction of the Gross Rosebel project in Suriname had been deferred pending receipt of necessary government approvals, resolution of certain issues related to development and improved gold prices. Work to update the feasibility study continued during the second half of 1997. The revised budget for the second half of 1997 at Gross Rosebel was $2.05 million of which 50% or $1.03 million was paid by the Company. This amount included $576,000 for continuing engineering and $180,000 to pay for equipment already ordered. The Company's previously budgeted 1997 construction expenditures of $5.74 million for Gross Rosebel was consequently deferred. On October 6, 1997, the Company and Cambior Inc. announced an increase in estimated mining reserves at Gross Rosebel. Proven and probable mining reserves at Gross Rosebel based on a gold price of US$400 per ounce totaled approximately 49 million tonnes grading 1.6 g Au/t, representing approximately 2.4 million ounces of gold in situ, a 32% increase over the May 1997 estimate and 74% increase over the September 1996 estimate. In February 1998, the proven and probable reserves at Gross Rosebel were restated based on a $350 per ounce gold price and now stand at approximately 35.5 million tonnes at an average grade of 1.8g Au/t, representing approximately 2.0 million ounces of gold in situ, a reduction of approximately 20% over the October 1997 estimate.

On August 20, 1997, Guyanor announced the completion of 10 core holes at the Paul-Isnard project in French Guiana, totaling 1,995 meters. Nine of the ten holes intersected significant gold mineralization exhibiting a weighted average grade of 2.0 g Au/t over an average mineralized interval of 6.0 metres. These holes, drilled on wide spacings of 200 to 400 metres, confirmed east and west extensions of the sulfide-rich, felsic volcanic unit discovered through core drilling in 1996. Significant mineralization was encountered in core holes over a strike length of approximately 2.4 kilometres with varying widths from 200 to 400 metres. On January 15, 1998, the Company announced that twenty additional holes had been completed during the third phase of drilling over the Montagne d'Or target at Paul Isnard, totaling approximately 4,134 metres. All but two of the 20 holes encountered significant gold mineralization, exhibiting a weighted average grade of approximately 4.6 g Au/t (high values cut to 30 g Au/t) over an average mineralized interval of approximately 5.7 metres. A mineralized inventory based on a $350 per ounce gold price was announced in February 1998. (See "Restated Reserves and Mineralized Inventory" below and "Item 2. French Guiana Properties - Paul-Isnard and Eau-Blanche".)

On October 1, 1997, the Company acquired 1,000,000 Class B common shares of Guyanor at a price of FF11.57 (approximately Cdn$2.71). The total consideration of FF11,570,000 or Cdn$2,710,000 for the shares was satisfied by reducing the equivalent amount of funds advanced to Guyanor by Golden Star. As a result, the Company's interest in Guyanor was increased from 68.5% to 69.3%.

On December 18, 1997, the Company announced that it had proposed the Arrangement to the Board of Directors of PARC pursuant to which the Company will acquire all the shares of PARC not already owned by the Company. On February 20, 1998, the Company and PARC announced that the Board of Directors of PARC had approved the Arrangement. Under the Arrangement, the Company will issue one common share of the Company in exchange for each 50 common shares of PARC not owned by the Company. The issuance of the common shares of the Company pursuant to the Arrangement has been approved by the Board of Directors of the Company. In addition, on February 13, 1998, PARC updated the public on the status of its properties, including the relinquishment of many properties in which it had an interest (See "Item 2. African Properties".)

On January 1, 1998, Mr. Pierre Gousseland became Chairman of the Company. Mr. Gousseland has served as a director of the Company since June 1996. Mr. David
K. Fagin who was Chairman of the Company from May 1992 to January 1, 1998 continues to serve as a director.

On February 13, 1998, the Company announced the restatement of its gold reserves on the basis of a $350 gold price. The amounts below indicate the Company's attributable portion of its gold reserves as well as the mineralized inventories within Whittle pits for its most advanced projects and their larger respective geologic mineralized inventories. (See "Item 2. Description of Properties" for more details.)

PROVEN AND PROBABLE RESERVES, $350 PER OUNCE

                                                                   WEIGHTED AVERAGE                  In situ
                                        MM TONNES                    GRADE G AU/T                     OUNCES
-----------------------------------------------------------------------------------------------------------
Omai Mine                                  16.2                           1.4                       755,400
-----------------------------------------------------------------------------------------------------------
Gross Rosebel                              17.7                           1.8                       996,000
-----------------------------------------------------------------------------------------------------------
TOTAL                                      33.9                           1.6                     1,751,400
-----------------------------------------------------------------------------------------------------------

MINERALIZED INVENTORY WITHIN WHITTLE PITS, $350 PER OUNCE

                                                                WEIGHTED AVERAGE
                                     MM TONNES                    GRADE G AU/T
--------------------------------------------------------------------------------
Yaou                                      3.6                           2.3
--------------------------------------------------------------------------------
Dorlin                                    2.3                           1.3
--------------------------------------------------------------------------------
Andorinhas (1)                            0.3                          13.3
--------------------------------------------------------------------------------
Paul-Isnard                               5.4                           2.5
--------------------------------------------------------------------------------
St-Elie                                   0.5                           4.2
--------------------------------------------------------------------------------
TOTAL                                    12.1                           2.5
--------------------------------------------------------------------------------

(1) A scoping study determined the economic parameters for an underground mining operation based on three deposits in the Mamao zone at Andorinhas.

TOTAL GEOLOGIC MINERALIZED INVENTORY

                                                                WEIGHTED AVERAGE
                                     MM TONNES                    GRADE G AU/T
--------------------------------------------------------------------------------
Gross Rosebel                            38.5                           1.5
--------------------------------------------------------------------------------
Yaou                                      6.4                           2.0
--------------------------------------------------------------------------------
Dorlin                                    5.9                           1.2
--------------------------------------------------------------------------------
Paul-Isnard                               9.5                           2.0
--------------------------------------------------------------------------------
St-Elie                                   1.2                           3.3
--------------------------------------------------------------------------------
Eagle Mountain                            4.0                           1.4
--------------------------------------------------------------------------------
TOTAL                                    65.5                           1.6
--------------------------------------------------------------------------------

RISK FACTORS

The following contains certain forward-looking statements within the meaning of the Reform Act. Actual results, performance or achievements of the Company could differ materially from those projected in the forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K.

1.   RISKS OF EXPLORATION AND DEVELOPMENT

Mineral exploration and development involves a high degree of risk and few properties which are explored ultimately are developed into commercially producing mines. The long-term success of the Company's operations is substantially and directly related to the cost and success of its exploration programs. The risks associated with the exploration for new deposits include the identification of potential gold mineralization based on surficial analysis, the attraction and retention of experienced geologists and drilling personnel, the quality and availability of third party assaying, sampling errors, geological, geophysical, geochemical and other technical analyses and other factors. Substantial early stage expenditures are required to outline mineral deposits and establish ore reserves through, among other things, drilling and the preparation of feasibility studies and mine plans, and to develop and construct the mining and processing facilities at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major deposit, no assurance can be given that
(i) minerals will be discovered in sufficient quantities and/or grades to constitute reserves or justify commercial operations, (ii) the Company will be successful in partnering with other companies to develop and operate those properties that are commercially attractive on acceptable terms or (iii) the funds required for development can be obtained by the Company or any of its partners on a timely or commercially reasonable basis. Further, even if reserves are delineated, it may require a number of years and significant expenditures until production is possible, during which time the parameters that made development and exploration of a property feasible may change. Additionally, the Company will rely on its partners in each project for technical expertise in the development and operation phases of the project, and, in certain instances, for financing, until cash flow is generated from the property for the Company's account. Finally, to the extent the Company's mineral reserves are produced and sold, the Company must continually acquire new mineral prospects and explore for and develop new mineral reserves to replace such reserves.

2.   UNCERTAINTY OF RESERVE AND OTHER MINERALIZATION ESTIMATES

There are numerous uncertainties inherent in estimating proven and probable reserves and other mineralization, including many factors beyond the control of the Company. The estimation of reserves and other mineralization is a subjective process and the accuracy of any such estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurance can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to great uncertainty since gold prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or other mineralization containing relatively lower grades of mineralization or requiring more extensive processing uneconomic to exploit. If the price realized by the Company for its gold bullion were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, the Company potentially could experience reductions in reserves and asset write-downs. Under such circumstances, the Company may discontinue the development of a project or mining at one or more of its properties. Further, changes in operating and capital costs and other factors, including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

3. RISKS ASSOCIATED WITH THE FLUCTUATION OF GOLD PRICES

To the extent that the Company has any revenues from operations, such revenues are expected to be in large part derived from the mining and sale of gold. The price of gold can fluctuate significantly and recently has been at depressed levels compared to its price in the past several years. The price of gold is affected by numerous factors beyond the Company's control, including international economic and political trends, inflation expectations, interest rates, central bank loans, sales and purchases, global or regional consumptive patterns (such as the development of gold coin programs), speculative activities and increased production due to new mine developments and improved mining and production methods. The effect of these and other factors on the price of gold cannot be predicted accurately.

The current demand for, and supply of, gold affect gold prices but not necessarily in the same manner as they affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price.

If gold prices should decline below the Company's cash costs of production at any existing mine, or estimated cash costs of production at any of its exploration and development properties, and remain at such levels for any sustained period, the Company could determine that it is not economically feasible to continue commercial production at its mines or to pursue further exploration or development activities.

Moreover, at the time the Company's ore reserves are estimated, the parameters used in estimating such reserves are based on a variety of factors, including the spot and future prices of gold at the time of such calculation. If the Company were to determine that its reserves and future cash flows should be recalculated at significantly lower gold prices than those that were used on the measurement date, there would likely be a material reduction in the amount of its gold reserves. Current gold prices are below the prices used in the calculation of reserves and mineralized inventory within Whittle pits at the Company's Omai, Gross Rosebel, Yaou/Dorlin, Andorinhas, St-Elie and Paul-Isnard properties. In addition, should gold prices continue at current levels for an extended period, delays in the development of certain projects may occur, and material write-downs of the Company's investment in mining properties may be required.

The following table sets forth for the last ten years the high and low selling prices of gold, as provided by the New York Commodities Exchange ("COMEX"):

Year                 High                  Low
----          ------------------  ---------------------
1988                 $487.00            $394.00
1989                 $418.90            $358.10
1990                 $422.40            $346.80
1991                 $403.20            $344.30
1992                 $359.30            $329.70
1993                 $407.00            $326.30
1994                 $398.00            $370.60
1995                 $395.40            $371.20
1996                 $414.70            $368.00
1997                 $360.00            $283.00

The closing trading price per ounce of gold quoted by COMEX on March 13, 1998 was $295.90.

4.    CAPITALIZATION AND COMMERCIAL VIABILITY

The Company has limited financial resources. To date, and for the reasonably foreseeable future, its exploration and development activities have not generated, and are not expected to generate, substantial revenues, which has caused, and is expected to continue for the reasonably foreseeable future to cause, the Company to incur losses. In addition, the Company historically has incurred significant expenditures in connection with its exploration activities and contemplates doing so for the foreseeable future. The Company's ability to obtain financing may be negatively affected by the price of gold which recently has been at depressed levels compared to the past several years. There can be no assurance that additional funding will be available to the Company for further exploration or development of its properties or to fulfill its obligations under any applicable agreements with its partners or the countries in which the Company is operating. Although the Company has been successful in the past in obtaining financing through the sale of equity securities and partnership arrangements , there can be no assurance that the Company will be able to obtain adequate financing in the future or that the terms of such financing will be favorable, or that such partnership arrangements will continue to be available on acceptable terms. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of the Company's properties with the possible loss of the Company's interest in such properties.

If the Company proceeds to production on a particular property, commercial viability will be affected by certain factors that are beyond the Company's control, including the specific attributes of the deposit (such as mineral grade and stripping ratio), the fluctuations in metal prices, the costs of constructing and operating a mine in a specific environment, processing and refining facilities, the availability of economic sources of energy, adequacy of water supply, adequate access, government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands). The occurrence of any such factors may materially and adversely affect the Company's business, financial condition, results of operations and cash flow.

5. RISKS ASSOCIATED WITH DIAMOND EXPLORATION

The exploration and development of diamond deposits involve exposure to significant financial risks over a significant period of time. Very few properties which are explored are ultimately developed into producing mines. Major expenses over a period of several years may be required to establish reserves by sampling and drilling and to construct mining and processing facilities at a site. There can be no assurance that the current or future exploration programs of the Company, will result in a profitable commercial diamond mining operations.

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

6. MARKETABILITY OF DIAMONDS

The marketability of diamonds which may result from projects undertaken by the Company will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations, governmental regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of diamonds and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital. The price for diamonds is, among other things, based on the size, cut, color and quality of individual diamonds sold and, to a lesser extent, the market supply and demand for diamonds in general.

7. RISKS OF FOREIGN OPERATIONS

In certain countries in which the Company has mineral rights (whether directly or indirectly), there are certain laws, regulations and statutory provisions which, as currently written, could have a material negative impact on the ability of the Company to develop a commercial mine in such countries. The range and diversity of such laws and regulations are such that the Company could not adequately summarize them in this document. Through, among other things, the negotiation of mineral agreements with the governments of these countries, Management of the Company intends to seek variances or otherwise be exempted from the provisions of these laws, regulations and/or statutory provisions. There can be no assurance, however, that the Company will be successful in obtaining such mineral agreements, that any such variances or exemptions can be obtained on commercially acceptable terms or that such agreements will be enforceable in accordance with their terms.

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

The Company's assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war or civil unrest, expropriation, nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, changes in taxation policies, foreign exchange and repatriation restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or Canada. The Company also may be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Currently, it is not possible for the Company to accurately predict such developments or changes of law or policy and which, if any, of such developments or changes may have a material adverse impact on the Company's operations.

8. REQUIREMENTS FOR PERMITS AND LICENSES

The operations of the Company require licenses and permits from various governmental authorities. Except as otherwise described herein, Management believes that the Company presently holds substantially all necessary licenses and permits to carry on the activities which it currently is conducting under applicable laws and regulations in respect of its properties, and also believes the Company is presently complying in all material respects with the terms of such laws, regulations, licenses and permits, although the Company may be in breach of certain provisions of such laws, regulations, licenses and permits from time to time. Such licenses and permits are subject to modification or revocation as discussed above in "Risks of Foreign Operations", as well as changes in regulations and in various operating circumstances. While Management does not believe that any such breaches will have a material adverse effect on its operations, there can be no assurance that the Company will be able to obtain or maintain in force all necessary licenses and permits that may be required for it to conduct further exploration or commence construction or operation of mining facilities at properties under exploration or to maintain continued operations at economically justifiable costs.

9. DEPENDENCE ON KEY PERSONNEL

The Company is dependent on the services of certain key officers and employees, including its Chief Executive Officer, its Chief Financial Officer and certain of its geologists. Competition in the mining exploration industry for qualified individuals is intense, and the loss of any of these key officers or employees, if not replaced, could have a material adverse effect on the Company's business and operations. The Company has entered into agreements with certain of its officers which provide for payments upon termination without cause or, in certain cases, upon a change in control of the Company.

10. OPERATION HAZARDS AND RESPONSIBILITIES

The business of gold mining is generally subject to a number of risks and hazards, including environmental hazards, the discharge of pollutants or hazardous chemicals, industrial accidents, labor disputes, encountering unusual or unexpected geological or operating conditions, slope failures, cave-ins, failure of pit walls or dams and fire, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes, as well as other hazards. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. The Company may incur liability as a result of pollution and other casualties. The Company may not be able to insure fully or at all against such risks, due to political or other reasons, or the Company may decide not to insure against such risks as a result of high premiums or for other reasons. Such occurrences, against which it cannot insure, or may elect not to insure, may delay production, increase production costs or result in liability. Paying compensation for obligations resulting from such liability may entail significant costs for the Company and may have an adverse effect on its financial position. Furthermore, insurance against certain risks (including certain liabilities for environmental pollution or other hazards as result of exploration and production) is not generally available to the Company or to other companies within the industry.

11.  MINING AND PROCESSING

The Company's business operations are subject to risks and hazards inherent to the mining industry, including, but not limited to, unanticipated grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems and mechanical equipment performance problems, the unavailability of materials and equipment, accidents, labor force and force majeure factors, unanticipated transportation costs and weather conditions, and prices and production levels of by-products, any of which can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates. In addition, the Company relies upon its partners to manage the development and operating stages of the projects in which it has an interest and, therefore, has less control over such matters than would be the case if the Company were the operator.

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

As a result of the foregoing risks, expenditures on any and all projects, actual production quantities and rates and cash operating costs, among other things, may be materially and adversely affected and may differ materially from anticipated expenditures, production quantities and rates, and costs, just as estimated production dates may be delayed materially, in each case. Any such events can materially and adversely affect the Company's business, financial condition, results of operations and cash flows.

12. COMPETITION

The Company competes with major mining companies and other natural resource companies in the acquisition, exploration, financing and development of new properties and projects. Many of these companies are more experienced, larger, and better capitalized than the Company. The Company's competitive position will depend upon its ability to successfully and economically explore, acquire and develop new and existing mineral properties or projects. Factors which allow producers to remain competitive in the market over the long term are the quality and size of the ore body, cost of operation, and proximity to market. The Company also competes with other mining companies for skilled geologists, geophysicists and other technical personnel. This may result in higher turnover and greater labor costs for the Company.

13. CURRENCY

The Company has in the past raised its equity capital in Canadian and U.S. dollars, primarily maintains its accounts in U.S. dollars and converts such U.S. dollars into various local currencies on an as needed basis in order to conduct local operations. The Company currently maintains all or the majority of its working capital in U.S. dollars or U.S. dollar denominated securities and converts funds to foreign currencies as payment obligations become due. Accordingly, the Company is subject to fluctuations in the rates of currency exchange between the U.S. dollar and these currencies, and such fluctuations may materially affect the Company's financial position and results of operations. The Company currently has future obligations which are payable in French francs and Brazilian reals and receivables payable in French francs. The Company currently does not actively take steps to hedge against such risks.

It is anticipated that, on January 1, 1999, the European Union will introduce a single currency (the "Euro"), which will be legal tender in substitution for the national currencies of The European Union member states that adopt the Euro. It is anticipated that the Council of the European Union and the member states will adopt regulations providing specific rules for the introduction of the Euro. Management cannot predict when and if the Euro will be adopted or what effect the adoption of the Euro may have, if any, on the Company's French franc denominated obligations and receivables or the price of gold.

14. GOVERNMENTAL REGULATIONS

Management believes that compliance with existing regulations in the jurisdictions where the Company operates which are applicable to the discharge of materials into the environment, or otherwise relating to environmental protection, will not have a material adverse effect on the Company's exploration activities, earnings, expenditures or competitive position. However, there can be no assurance that this will always be the case. New or expanded regulations, if adopted, could affect the exploration or development of the Company's mining projects or otherwise have a material adverse effect on the operations of the Company.

15. RISK OF COMPANY BEING CLASSIFIED AS A PASSIVE FOREIGN INVESTMENT COMPANY

Under the United States Internal Revenue Code of 1986, as amended (the "Code"), the Company may be classified as a passive foreign investment company (a "PFIC"). United States shareholders of a PFIC are subject to certain adverse tax consequences. These consequences can be mitigated, under certain circumstances, if the United States shareholder makes a timely election to treat the Company as a "qualified electing fund" (a "QEF"), or a "mark-to market" election.

The Company has been advised by Coopers & Lybrand L.L.P. that it should not be treated as a PFIC with respect to shares purchased by United States shareholders during the years 1993 through 1997, although it could potentially be a PFIC with respect to shares acquired by United States shareholders prior to 1993. The Company also intends to engage Coopers & Lybrand L.L.P, or such other advisor, in the future to analyze whether it is a PFIC in 1998 and subsequent years and will continue to notify shareholders of the results of such future analyses. There can be no assurance as to whether or not Coopers & Lybrand L.L.P, or another qualified advisor, will conclude that the Company is a PFIC for any such period. Moreover, even if Coopers & Lybrand L.L.P. concludes that the Company is not a PFIC, its conclusion is not binding on the United States Internal Revenue Service. Accordingly, it is possible that the PFIC rules will apply to holders of the Company's common shares. (See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters - Certain United States Federal Income Tax Considerations".)

                      Conversion Factors and Abbreviations



For ease of reference, the following conversion factors are provided:

1 acre                   = 0.4047 hectare                      1 mile                  = 1.6093 kilometres
1 foot                   = 0.3048 metre                        1 troy ounce            = 31.1035 grams
1 gram per tonne         = 0.0292 ounce per ton                1 square mile           = 2.59 square kilometres
1 ton (2000 pounds)      = 0.9072 tonne                        1 square kilometre      = 100 hectares
1 metric tonne           = 1,000 kg or 2,204.6 pounds
1 kilogram               = 2.2 pounds or 32.151 oz

The following abbreviations of measurements are used herein:

Au          = gold                                              m2               = square metre
ct          = carats                                            m3               = cubic metre
ct/m2       = carats per square metre                           mg               = milligrams
gm          = grams                                             mg/m3            = milligrams per cubic metre
g/t         = grams per tonne                                   t                = metric tonne
ha          = hectares                                          oz               = troy ounces
km          = kilometres                                        oz/t             = troy ounces per ton
km2         = square kilometres                                 ppb              = parts per billion
kg          = kilogram
m           = metre

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

PROBABLE RESERVES

(INDICATED RESERVES)  that material for which tonnage and grade are computed partly from specific measurements, samples or production data, and partly from projection for a reasonable distance on geological evidence, and for which the sites available for inspection, measurement and sampling are too widely or otherwise inappropriately spaced to outline the material completely or to establish its grade throughout.

PROVEN RESERVES

(MEASURED RESERVES)  that material for which tonnage is computed from dimensions revealed in outcrops or trenches or underground workings or drill holes and for which the grade is computed from the results of adequate sampling, and for which the sites for inspection, sampling and measurement are so spaced and the geological character so well defined that the size, shape and mineral content are established and for which the computed tonnage and grade are judged to be accurate within limits which shall be stated and for which it shall be stated whether the tonnage and grade of proven ore or measured ore are in situ or extractable, with dilution factors shown, and reasons for the use of these dilution factors clearly explained.


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

PRE-FEASIBILITY STAGE
                    a pre-feasibility stage project typically involves a target for which sufficient geologic information exists about the mineralized zone to determine reserves. During the pre-feasibility stage, drilling often is done to infill the information set on the mineralized zone in order to increase the certainly of calculated reserves. Wider spaced step-out drilling also is conducted to extend upon known mineralized zones or to test for additional zones. The objective of the pre-feasibility stage is to prove sufficient reserves to allow for a rate of production over a sufficient period of time to justify the investment of capital to extract the reserves, based on various economic and financial assumptions.

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

MINE mining is the process of transforming a valuable mineral reserve or deposit into benefits for its owners (debt, equity and employees), governments and communities. Exploration continues during the mining process and, in many cases, reserves are expanded during the early years of mine operations as the exploration potential of the deposit is realized.
--------------------------------------------------------------------------------
ACIDIC said of an igneous rock with a high silica content, generally greater than 65%
AEROMAGNETIC SURVEY a magnetic survey made with an airborne magnetometer ALLUVIUM, ALLUVIALS a general term for clay, silt, sand, gravel or other material deposited by a body of water usually during recent geological time ALTERATION any change in the mineral composition of a rock brought about by physical or chemical means
AMPHIBOLES a group of dark, rock-forming, ferromagnesian silicate minerals closely related in crystal form and chemical composition
AMPHIBOLITE FACIES a characteristic suite of metamorphic minerals which indicate an intermediate intensity of metamorphism
ANDESITE  a dark-colored, fine-grained volcanic rock
ANOMALY a deviation from uniformity or regularity in geophysical quantities ARCHAEN an age designator for rocks older than 2,400 million years
ARKOSE  a feldspar-rich typically coarse-grained sedimentary rock
ARSENOPYRITE a white or gray mineral, arsenic and iron bearing sulfide mineral ASSAY to analyze the proportions of metals in an ore
BASEMENT COMPLEX a complex of undifferentiated rocks that underlie the oldest identifiable rocks in an area
BASIC an igneous rock having a relatively low silica content, sometimes delimited arbitrarily as less than 54%
BATHOLITH a large, generally discordant, plutonic mass that has more than 100 km2 in surface exposure and is composed mostly of medium to coarse-grained rocks BEDDING the arrangement of a sedimentary rock in beds or layers of varying thickness and character
BIF (BANDED IRONSTONE FORMATION) a rock formation of iron oxides and amorphous silica occurring in distinguishable layers of brown, red and black
BLEG (Bulk Leach Extractable Gold) an analytical method for determining very low levels of gold in material
BRECCIA a coarse-grained rock composed of large angular pieces of broken rock CARBONATE a mineral compound characterized by a fundamental structure of carbon and oxygen
CARBONACEOUS  a rock or sediment rich in carbon
CLASTIC a rock or sediment composed of broken fragments derived from preexisting rocks or minerals
CONGLOMERATE a coarse-grained, clastic sedimentary rock composed of rounded or subangular fragments
CONTINENTAL FRACTURE a through going fracture of crustal scale, usually the result of plate tactonics
CRATON a part of the Earth's crust which is stable and has not undergone deformation over a significant period of time
CUPOLA  an upward projection of an igneous intrusion into its roof
DACITE  a fine-grained volcanic rock of intermediate composition
DEGRADATION the wearing down or away, and the general lowering or reduction of the Earth's surface by the natural processes of weathering and erosion
DETRITAL  pertaining to fragmented material worn off or removed by mechanical means
DIABASE   a fine grained intrusive rock whose main components are two specific dark minerals and characterized by a distinctive mineral structure
DIAMOND DRILLING a variety of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable core of rock for observation and assay

DIKE a tabular igneous intrusion that cuts across the planar structures of the surrounding rock
DILATION  deformation by a change in volume but not shape
DIORITE a usually medium grained igneous rock of mafic composition with a specific mineral assemblage - the intrusive equivalent of andesite
DIP the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure DISSEMINATED said of a mineral deposit in which the minerals occur as scattered particles in the rock that make the deposit a worthwhile ore
ELUVIAL an incoherent ore deposit resulting from decomposition or disintegration of rock in place
EN-ECHELON geologic features that are in an overlapping or staggered arrangement, e.g. faults
FAULT  a surface or zone of rock fracture along which there has been displacement
FELSIC an adjective describing an igneous rock having most light colored minerals and rich in Si, K and Na
FOLD AXIS a line that connects the central point of each constituent stratum of the fold, from which its limbs bend
FOLD CLOSURE the vertical distance between the top of the fold and its lowest point
FOLD a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage
FORMATION  the basic rock-stratigraphic unit in the local classification of rocks
GABBRO a dark-colored mafic medium to coarse grained intrusive igneous rock GEOCHEMISTRY the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere
GEOLOGICAL MAPPING mapping based on recorded geologic information such as the distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities
GEOPHYSICS the study of the earth; in particular the physics of the solid earth, the atmosphere and the earth's magnetosphere
GNEISS a foliated rock formed by regional metamorphism in which bands or lenticles of granular minerals alternate with bands and lenticles with flaky or elongate prismatic appearance
GRANODIORITE a medium to coarse-grained intrusive igneous rock, intermediate in composition between quartz diorite and quartz monzonite
GRANITE a medium to coarse grained igneous intrusive rock in which quartz constitutes 10 to 50 percent of the felsic components
GRANITOID a nonporphyritic igneous rock , generally of intermediate to felsic composition, usually in sizable bodies (plutons)
GRAPHITE a hexagonal mineral, representing a naturally occurring crystalline form of carbon
GRAYWACKE a rock name that applies to dark, hard, tough, and firmly indurated, coarse-grained sandstone
GREENSTONE a sequence of usually metamorphosed volcanic-sedimentary rock assemblages
HORIZON a plane of stratification assumed to have been once horizontal and continuous
HYDROTHERMAL the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution
IMBRICATION the steeply inclined, overlapping arrangement of thrust sheets, as in a stack of cards
INCLUSION a fragment of older, previously crystallized rock within an igneous rock to which it may or may not be genetically related
INTERBEDDED said of rock beds laid between or alternating with others of different character
INTERCALATION the existence of a layer or layers between other layers INTERMEDIATE an igneous rock that is transitional between basic and acidic, generally having a silica content of 54% to 65%
INTERSTRATIFIED layers of strata laid between or alternating with others of different character; especially said of sedimentary rocks laid down in sequence in an alternating arrangement
INTRUSION the process of emplacement of magma (naturally occurring molten rock material generated within the Earth) in pre-existing rock
LANDSAT   a recently launched artificial satellite which provides various images of the Earth's surface
LATERITE highly weathered residual surficial soils and decomposed rocks, rich in iron and aluminum oxides that are characteristically developed in tropical climates
LODE  a mineral deposit consisting of a vein or a  zone of veins
LOELLINGITE  a silver-white iron and arsenic bearing sulfide mineral
MAFIC an adjective describing an igneous rock composed mostly of one or more ferromagnesian, dark-colored minerals; also, said of those minerals MANGANIFERROUS rich in manganese
MAGNETITE a black, isometric, strongly magnetic, opaque iron bearing mineral of the spinel group
MASSIVE said of a mineral deposit, especially sulfides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit
METABASIC  an adjective describing a basic rock that has been metamorphosed

METALLURGY the science and art of separating metals from their ores by mechanical and chemical processes
METAMORPHOSED the mineralogical and structural adjustment of solid rocks to physical and chemical conditions which have been imposed at depth below the surface zones of weathering and cementation
METAPELITE a sedimentary rock composed of clay that has been metamorphosed METASEDIMENT a sediment or sedimentary rock which shows evidence of having been subjected to metamorphism
METAVOLCANIC a volcanic rock which shows evidence of having been subjected to metamorphism
MICA SCHIST  a schist whose essential constituent is mica
MICROGRANITE a fine grained igneous rock of granitic composition that appears crystalline only under the microscope
MINERAL a naturally formed chemical element of compound having a definite chemical composition and, usually, a characteristic crystal form
MINERALIZATION a natural occurrence in rocks or soil of one or more metalliferous minerals
MINERALIZED INVENTORY   a mineralized body which has been delineated by
appropriate drilling and/or underground sampling to support the determination of tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries and other material factors conclude legal and economic feasibility. Consequently, although the potential exists, there is no assurance that such mineralized inventory will ever become ore reserves.
MINERALIZED INVENTORY WITHIN WHITTLE PITS the estimation of the portion of a geologic mineralized inventory that could be exploited economically utilizing open pit mining methods through the application of economical and technical parameters in a mathematical algorithm, including metal prices, exploration costs, metallurgical recoveries, pit slope angles and mining bench heights. Computer applications of the Whittle algorithm are common in the mining industry, the result of which is the determination of that portion of a geologic inventory that could be exploited profitability from an open pit, including tonnage, grade and the relationship of waste to ore, based upon the geologic model and the economic and technical parameters in the Whittle pits estimation. There is however, no assurance that such mineralized inventory within Whittle pits will ever become ore reserves.
MOBILE METAL ION (MMI) a special geochemical method which detects low levels of metals in soil and other surface samples
MONOGENETIC resulting, originating or developing from one formation or derived from one source
ORTHOGNEISS  gneiss derived from an igneous rock, i.e. a metamorphosed igneous rock
OXIDE a mineral compound characterized by the linkage of oxygen with one metallic element
OUTCROP that part of a geologic formation or structure that appears at the surface of the earth
OVERBURDEN  barren rock material overlying a mineral deposit
OVERTHRUST a low-angle thrust fault of large scale, generally measured in kilometres
PALEOPLACER an ancient surficial mineral deposit formed by mechanical concentration of mineral particles from weathered debris
PAN CONCENTRATE a small proportion, generally of heavy minerals, typically of a weathered rock or stream sediment, obtained by manual use of a "gold pan". PELITIC composed of the finest detritus, generally clays
PHOTOGEOLOGY the identification, recording, and study of geologic features and structures by means of photography
PILLOW LAVA a general term for those mafic lavas displaying pillow structure and considered to have formed in an underwater environment
PLACER a surficial mineral deposit formed by mechanical concentration of mineral particles from weathered debris
PLUG   a vertical pipe-like body of solidified magma that represents the conduit to a former volcanic vent
PLUNGE the inclination of a fold axis or other geological structure, measured by its departure from the horizontal
PLUTON an igneous intrusion of intermediate size, smaller than a batholith POLYGENETIC resulting from more than one process of formation or derived from more than one source
PORPHYRITIC an igneous texture in which larger crystals are set in a finer groundmass which may be crystalline or glassy or both
PORPHYRY an igneous rock of any composition that contains conspicuous larger fully-formed crystals in a fine-grained groundmass, i.e. a porphyritic texture PORPHYRY COPPER a copper deposit in which the copper-bearing minerals occur as disseminated grains and/or veinlets through a large volume of rock, commonly an intrusive rock
PROTEROZOIC the more recent time division of the Precambrian; rocks younger than 2,400 million years

PROXIMAL a sedimentary deposit consisting of coarse clastics and formed nearest the source area
PYROCLASTIC clastic rock material formed by volcanic explosion or aerial expulsion from a volcanic vent
PYRRHOTITE  a common reddish-brown hexagonal iron sulfide mineral
PYRITE a common, pale-bronze or brass-yellow, isometric iron sulfide mineral QUARTZ crystalline silica; silicon dioxide
QUARTZ DIORITE an intrusive igneous rock having the composition of diorite but with an appreciable amount of quartz
QUARTZ MONZONITE an intermediate composition intrusive igneous rock of a particular mineralogy in which quartz comprises 10 to 50% of the felsic constituents
QUARTZITE a very hard, often metamorphosed, sandstone consisting chiefly of tightly cemented quartz grains
RADIOMETRIC SURVEY survey using a radiation-measuring instrument, usually to detect specific elements in the ground
REFRACTORY ORE an ore from which it is difficult or expensive to recover its valuable constituents
REVERSE CIRCULATION DRILLING a drilling method used in geological appraisals whereby the drilling fluid passes inside the drill stem to a down-the-hole precision bit and returns to the surface outside the drill stem carrying chips of rock
REVERSE FAULT   a thrust fault  with a dip of 45" or less in which the hanging wall appears to have moved upward relative to the footwall
ROTARY AIR BLAST DRILLING (RAB), a precussion drilling technique using compressed air are for rapid drilling of shallow holes
SANDSTONE a medium-grained sedimentary rock composed of abundant fragments of sand size set in a fine-grained matrix of silt or clay
SAPROLITE a soft, earthy, clay-rich and thoroughly decomposed rock formed in place by chemical weathering of igneous, sedimentary or metamorphic rocks which retains the original structure of the unweathered rock
SCHIST a strongly foliated crystalline rock formed by dynamic metamorphism SERICITE a white fine-grained potassium mica which results from the alteration of various rock-forming minerals
SHALE a fine-grained detrital sedimentary rock formed by the consolidation of clay, silt, or mud, and characterized by finely stratified structure
SHEAR ZONE a tabular zone of rock that has been crushed and brecciated by many parallel fractures due to shear strain
SHEAR a form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact
SHIELD a large area of exposed basement rocks in a craton, usually of Precambrian age, and surrounded by younger sediment covered platforms
SILICEOUS  an adjective describing a rock containing abundant silica
SILICIFIED the introduction of, or replacement by silica, generally resulting in the formation of fine-grained quartz
STOCK an igneous intrusion that is less than 100 square kilometres in surface exposure
STOCKWORK a mineral deposit in the form of a network of veinlets diffused in the country rock
STRATIFORM having the form of a layer, bed, or stratum; consisting of roughly parallel bands or sheets
STRIKE the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal
STRIKE-SLIP the component of the movement or slip that is parallel to the strike of the fault
STRINGER a mineral veinlet or filament occurring in a discontinuous pattern in the host rock
STRIP  to remove overburden in order to expose ore
SUBPARALLEL  somewhat parallel
SUPERGENE a mineral deposit formed by post-mineral modification, occasionally with enrichment, of a primary (hypogene) deposit
SUPERGROUP a formally named assemblage of related groups, or of formations and groups, having significant lithologic features in common
SUPRACRUSTAL  rocks that overlie the basement
SURFICIAL   situated, formed, or occurring on the Earth's surface
SYNCLINE a concave upward fold, the core of which contains the stratigraphically younger rocks
TONALITE  a rock similar to quartz diorite
TOURMALINE a mineral commonly found as an accessory in intermediate to felsic igneous rocks, metamorphic rocks, and certain sedimentary rocks
TUFF a compacted pyroclastic deposit of volcanic ash and dust that may or may not contain up to 50% sediments such as sand or clay
ULTRAMAFIC an igneous rock composed chiefly of mafic minerals with unusually high % of Mg, Ca and Fe
VEIN a thin, sheetlike crosscutting body of hydrothermal mineralization, principally quartz
VLF-EM SURVEY Very Low Frequency ElectroMagnetic Survey: a survey utilizing a worldwide-generated radio signal to measure variations in the electromagnetic properties of the rocks
VOLCANICLASTIC a clastic rock containing volcanic material in whatever proportion, and without regard to its origin or environment
VOLCANICS those igneous rocks, generally fine grained, that have reached or nearly reached the Earth's surface before solidifying
WALL ROCK  the rock enclosing a vein
WEATHERING the destructive process constituting that part of erosion whereby earthy and rocky materials on exposure to atmospheric agents at or near the Earth's surface are changed in character with little or no transport of the loosened or altered material

                                    FIGURE 1

                              MAP - SOUTH AMERICA


Map of "GOLDEN STAR RESOURCES LTD. - OPERATIONS IN SOUTH AMERICA," showing specific project locations in Guyana, Suriname, French Guiana and Brazil.



                                    FIGURE 2

                                  MAP - AFRICA

Map of "PAN AFRICAN RESOURCES CORPORATION - OPERATIONS IN AFRICA," showing specific project locations in Ivory Coast and Kenya.

ITEM 2.   DESCRIPTION OF PROPERTIES
-------   -------------------------

The following contains certain forward-looking statements within the meaning of the Reform Act. Actual results, performance or achievements of the Company could differ materially from those projected in the forward-looking statements due to a number of factors, including those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

GENERAL

As of March 13, 1998, the Company owned, or had entered into agreements to acquire, direct and indirect, interests in mineral properties located in the following countries: Guyana, France (French Guiana), Suriname, Bolivia and Brazil in South America; Kenya, Ivory Coast and Mali in Africa. The location of the Company's current active projects are illustrated in Figures 1 and 2 above.

All of the properties in which the Company had an interest as at March 13, 1998, are situated in geologic domain known as greenstone belts, which are ancient volcanic-sedimentary rock assemblages. Greenstone belts are known to be favorable geologic environments for gold mineralization and account for a significant proportion of the world's gold production, e.g., the greenstone
                                                       ----
belts of the Canadian Shield in Eastern Canada, the Pilbara and Yilgarn Blocks of Western Australia, the greenstone belts of East and West Africa and the Guiana and Brazilian Shields of South America. In addition, as a result of the Company's regional exploration activity for gold in the Guiana Shield, a regional exploration program was also established to search for possible primary diamond sources. So far, this diamond exploration program has led to the identification of diamond targets in French Guiana and Guyana. Regional geophysical surveys conducted in Suriname and Ivory Coast have also led to the identification of diamond targets in these countries.

Gold exploration and mining have, in the past, been conducted within most of the areas where the Company's properties are located. However, with a few exceptions, the areas have comparatively few large scale mining operations, due mostly to a difficult physical environment, poor infrastructure, and until recently, adverse political and business conditions. Although there are, or have been, numerous artisanal mining operations scattered throughout the areas where the Company's properties are located, with very few exceptions, these areas have generally not yet been fully explored using modern techniques and equipment.

All of the Company's mineral properties are located in developing countries, with the exception of Brazil and France. There are certain business and political risks inherent in doing business in developing countries. In particular, the regulatory framework for conducting mining and exploration activities in these countries, including the tax and general fiscal regimes and the manner in which rights and title to mineral properties are established and maintained, are often uncertain, incomplete, in a state of flux or subject to change without notice. Further, in many countries in which the Company's projects are located, it may not be economically feasible to develop a commercial mine unless special tax or other fiscal and regulatory concessions are obtained from the applicable government and regulatory authorities. Such concessions are typically sought in a mineral agreement (also known as foreign investment agreements and establishment agreements). A mineral agreement thus serves to establish the legal and financial framework under which mining will take place in countries where such framework might be otherwise unclear, uncertain or not commercially viable. There can be no assurance, however, that the Company will be able to execute or enforce satisfactory mineral agreements or obtain satisfactory political risk insurance on commercially reasonable terms for any or all of its properties. Consequently, the Company may have to abandon or relinquish otherwise valuable mineral rights if it determines that it will not be able to profitably exploit any discovery under existing laws and regulations. (See "Item 1. Risk Factors - "Risks of Foreign Operations" and "Requirements for Permits and Licenses".)

Total consolidated expenditures and property abandonment for the various exploration projects for the fiscal year ended December 31, 1997 were as follows:


                            In Thousands of Dollars

                                Deferred                                                  Proceeds      Property        Deferred
                                Exploration                                  Joint        From Sale     Abandon-        Exploration
                                Expenditures  Capitalized    Capitalized     Venture      of            ments/          Expenditures
                                as at         Exploration    Acquisition     Recov-       Property      Write-          as at
                                12/31/96      Expenditures   Expenditures    eries        Interest      downs           12/31/97
                                =================================================================================================
GUYANA (1)
 Eagle Mountain                     $   111        1,025             -          -             -             -              1,136
 Quartz Hill                          1,347            -             -          -             -             -              1,347
 Upper Potaro Diamond /
   Amatuk Diamond                     1,010          144             8          -             -        (1,162)                 -
 Mazaruni / Upper
   MazaruniDiamond                    2,729           72           (60)         -             -         (2745)                (4)
 Wenamu Gold                            512            -             -          -             -          (512)                 -
 Five Stars Gold                      5,767          797          (108)         -             -         (2772)             3,864
 Five Stars Diamond                   1,097        1,519            48          -             -          (304)             2,360
 BHP Gold Projects                      151          184             -          -             -            (2)               333
 Guyana Diamond Permits                  27          201             -       (119)            -             -                109
 Other                                1,376         (194)            -          -             -        (1,081)               101
                                 --------------------------------------------------------------------------------------------------

         Sub-total                   14,127        3,748          (112)      (119)            -        (8,578)             9,066
                                 --------------------------------------------------------------------------------------------------


SURINAME (1)
 Benzdorp / Lawa                      3,341            3             -          -             -             -              3,344
 Gross Rosebel                        9,494        8,904             -     (4,506)            -             -             13,892
 Headley's Right of Exploration         311            -             -          -             -             -                311
 Thunder Mountain                       453            -             -          -             -             -                453
 Saramacca                            1,569          365            98       (170)            -             -              1,862
 Sara Kreek                             155          351            75          -             -             -                581
 Tempati Reconnaissance                 161          108            75          -             -             -                344
 Tapanahony Reconnaissance               86           90            75          -             -             -                251
 Kleine Saramacca                       104            3             -          -             -             -                107
 Lawa Antino                            764        1,332             -          -             -             -              2,096
 Suriname Diamond Projects              310          177             -          -             -          (487)                 -
 Ulemari Reconnaissance                  53          238             -          -             -             -                291
 Other Exploration                       20          (22)            -          -             -             2                  -
 Other                                  232          (66)            -          -             -          (183)               (17)
                                 --------------------------------------------------------------------------------------------------

         Sub-total                   17,053       11,483           323     (4,676)            -          (668)            23,515
                                 --------------------------------------------------------------------------------------------------

FRENCH GUIANA (2)
(Guyanor Ressources S.A.)
 Dorlin                                 628        3,936             -     (3,234)            -             -              1,330
 St-Elie                              1,973        2,144             -     (2,144)            -             -              1,973
 Dieu-Merci                             382          931           252     (1,183)            -             -                382
 Yaou                                 7,087        1,583             -     (1,540)            -             -              7,130
 Paul-Isnard / Eau Blanche            3,629        1,947             -     (1,947)            -             -              3,629
 SOTRAPMAG                            1,520          333           134          -             -             -              1,987
 Dachine                                575          704             -        (45)            -             -              1,234
 Regina                                 913           14             -          -             -          (927)                 -
 Other                                  622          (43)            -          -             -          (498)                81
 Diamond Projects                         -            -             -          -             -             -                  -
                                 --------------------------------------------------------------------------------------------------

         Sub-total                   17,329       11,549           386    (10,093)            -        (1,425)            17,746
                                 --------------------------------------------------------------------------------------------------

                            IN THOUSANDS OF DOLLARS


                                      Deferred                                                Proceeds    Property  Deferred
                                      Exploration                                 Joint       From        Abandon-  Exploration
                                      Expenditures  Capitalized    Capitalized    Venture     Sale of     ments/    Expenditures
                                      as at         Exploration    Acquisition    Recov-      Property    Write-    as at
                                      12/31/96      Expenditures   Expenditures   eries       Interest    downs     12/31/97
                                     ==========================================================================================
 AFRICA (3)
 (Pan African
  RESOURCES CORPORATION)
  Gabon / Eteke                                -             -             -           -          -          -             -
  Ivory Coast / Comoe                      3,951           896             -           -          -     (2,755)        2,092
  Mali / Dioulafoundou                     2,763           375            42           -          -     (3,180)            -
  Mali / Melgue                               56            64             -           -          -       (120)            -
  Mali / Other                                30            37             -           -          -        (67)            -
  Ethiopia / Dul                               -           353             -           -          -       (353)            -
  Eritrea / Galla Valley                   1,317           593             4           -          -     (1,914)            -
  Eritrea / Other                             55             7             -           -          -        (62)            -
  Kenya / Ndori                              901           776             -           -          -          -         1,677
  Burkina Faso                                 -            16             -           -          -         (8)            8
  Other                                       53           (53)            -           -          -          -             -
                                     ------------------------------------------------------------------------------------------
         Sub-total                         9,126         3,064            46           -          -     (8,459)        3,777
                                     ------------------------------------------------------------------------------------------

 LATIN AMERICA (1)

  Brazil / Andorinhas                      3,371         3,772         1,347           -          -          -         8,490
  Brazil / Abacaxis                        1,307           732            57           -          -          -         2,096
  Brazil / Other                             869           552             -           -          -     (1,232)          189
  Bolivia / San Simon                        768            22             -           -          -       (790)            -
  Bolivia / Sunsas                           198           184             1           -          -       (383)            -
  Bolivia / Other                            584           373            30           -          -       (814)          173
  Other                                      (11)          114             -           -          -       (103)            -
                                     ------------------------------------------------------------------------------------------
         Sub-total                         7,086         5,749         1,435           -          -     (3,322)       10,948
                                     ------------------------------------------------------------------------------------------
OTHER                                          -            95            (2)          -          -         15           108
                                     ------------------------------------------------------------------------------------------
TOTAL                                    $64,721       $35,688        $2,076    $(14,888)         -   $(22,437)      $65,160
                                     ==========================================================================================

(1)  A division of the Company.
(2)  Approximately 69% owned by the Company as of March 13, 1998.
(3)  Approximately 64% owned by the Company as of March 13, 1998.

The following is a description of the principal mineral property interests held by the Company as of March 13, 1998. As a result of continuing weak gold prices, most earlier stage projects have been put on care and maintenance. Management may decide to modify expenditures budgeted for 1998 (as described below) later during the year if market and investment considerations warrant.

GUYANA PROPERTIES
-----------------

The Co-operative Republic of Guyana ("Guyana"), a former British colony, obtained independence in 1966. It has a surface area of 216,000 km2 with a population of approximately 800,000. The official language is English and the climate is tropical. Guyana is governed as a democratic republic, and the legal and land title systems are based on the English common law.

OMAI MINE

The Omai mine is owned by OMGL, an equity joint venture of the Government of Guyana, the Company and Cambior Inc. ("Cambior"). The Company owns a 30% common share equity interest in OGML. Cambior and the Government of Guyana own 65% and 5% of OGML, respectively. Cambior is the manager of all mining and related operations. The mine is located on a 52 km2 mining license on the Essequibo River, approximately 160 km southwest of Georgetown, Guyana. Access to the mine is by improved road and ferry or by fixed-wing aircraft to an all-weather airstrip.

The Company and Cambior entered into an agreement with the Guyana Geology and Mines Commission ("GGMC") and the Government of Guyana on August 16, 1991 (the "OMAI Mineral Agreement"), whereby, among other things, OGML was granted the right to obtain a mining license (which was granted on December 12, 1991), and to carry out mining operations in accordance with the terms of the Omai Mineral Agreement. In addition, the Omai Mineral Agreement provides for the payment to the Government of Guyana of a 5% in-kind royalty from the Omai Mine. It also provides that capital and profits may be repatriated without restrictions.

Pursuant to OMGL's articles of incorporation, the Government of Guyana was granted the option to acquire from the combined holdings of the Company and Cambior in the common shares of OGML (i) after the expiration of eight years from commencement of commercial production from the Omai Mine (which was achieved in January 1993), but before the expiration of the tenth year, 5% of the common shares of OGML issued and outstanding at such time; and (ii) after the expiration of ten years from commencement of commercial production, but before the expiration of the twelfth year, an additional 22% of the common shares of OGML issued and outstanding at such time, at a price to be determined on the basis of the then current capital market values of the common shares of OGML. The Company and Cambior have each undertaken to sell and deliver to the Government of Guyana one-half of the total number of common shares of OGML required to be sold to the Government of Guyana upon exercise of the options mentioned above. If the Government of Guyana were to exercise both of its options as set forth above, the Company's common share equity interest in OGML would be reduced to 16.5%.

Pursuant to OMGL's articles of incorporation, the Company received approximately $11.0 million of Class "I" redeemable preferred shares of OGML in recognition of past exploration costs incurred by the Company. These preferred shares must be redeemed prior to any distribution to the common shareholders of OGML out of 10% of net cash flow from operations of OGML (as defined in the Omai Mineral Agreement). The reimbursements are calculated and paid quarterly to the Company. During the fiscal years ended December 31, 1995, 1996 and 1997, the Company received $1,209,467, $1,144,876 and $2,540,744 respectively, as a result of the redemption of Class I preferred shares. As at December 31, 1997, the Company had a total of $2,125,858 million in Class I preferred shares outstanding. The Company does not expect to receive dividends from its common share holdings in OGML until debt owed by OGML and guaranteed by Cambior is repaid and Class II and III preferred shares held by Cambior are redeemed. As of December 31, 1997, OGML had $131.8 million in debt and a total of $53.2 million worth of Class II and III preferred shares outstanding.

On August 19, 1995, a failure occurred in the main section of the tailings dam at the Omai Mine. The failure resulted in the discharge of cyanide-contaminated water into the Omai River, which in turn flowed into the Essequibo River. Production at the Omai Mine was suspended from August 19, 1995, and resumed on February 4, 1996, after the Government of Guyana and OGML executed an agreement authorizing, under certain conditions, OGML to recommence commercial production at the Omai Mine. Under the terms of this agreement, OGML agreed to: provide an independent geotechnical review of the new tailings pond constructed at the Omai Mine; install additional equipment to ensure compliance with the original discharge criteria set forth in the Project Environmental Impact Statement dated January 1991; study alternative technologies for cyanide reduction; plan and implement a public education program regarding cyanide; comply with new environmental legislation to be enacted by the Government of Guyana; conduct additional environmental monitoring of tailings, surface and ground waters; provide technical and financial assistance to the Government of Guyana, (including the allocation of $0.1 million for laboratory equipment for environmental monitoring purposes); cooperate in the creation of a National Disaster Response Agency or similar body; prepare a closure plan in connection with the ultimate cessation of operations at the Omai Mine and for the reclamation of the original tailings pond together with appropriate measures to ensure the adequate funding of such closure plans; and create a Consultative Committee on environmental matters.

As a consequence of the tailings dam failure, OGML received approximately 500 claims in Guyana. Such claims are currently being settled, without admission of liability, or being contested in good faith, as applicable. Amounts claimed to date against OGML do not exceed $1.5 million in the aggregate and insurance coverage may be available to OGML in relation to a substantial portion of these claims. OGML and its shareholders, including the Company, may become involved as defendants, plaintiffs or otherwise in a variety of additional legal proceedings in Guyana or elsewhere in relation to this incident. There can be no assurance that such additional litigation will not result in material additional costs arising from out-of-court settlements, damage awards or other sanctions against OGML or the Company. Moreover, there can be no assurance that all or any of such additional costs will be covered by appropriate insurance.

In December 1997, an arbitration award with respect to the wages of hourly employees at the Omai Mine fixed wage increases of 12% for 1997 and 7% for 1998. Management believes that the new wage structure will not have a significant impact on Omai's cost structure. Wages for hourly employees currently account for approximately 8% of cash operating costs.

Geology and Reserves

The Omai Mine was brought into commercial production in January 1993 and currently is the only gold producing property in which the Company has an interest. Gold production for 1993, 1994, 1995 and 1996 totaled 206,537 oz, 250,642 oz, 175,080 oz and 254,950 oz of gold, respectively. Gold production in 1996 was lower than the budgeted amount of 276,030 oz due primarily to the August 19, 1995 tailings dam failure and resulting reduced levels of production in early 1996. However, production consistently improved during every quarter in 1996.

Gold production in 1997 totaled approximately 338,000 ounces of gold, an approximately 33% increase over 1996. Increased production was the result of a full year of higher throughput in the expanded mill commissioned in the second quarter of 1996, and has since averaged a throughput of approximately 20,000 tonnes per day. The average cash cost of gold produced in 1997 was $245 per ounce compared to $252 per ounce in 1996. During 1997, the average head grade was approximately 1.5 g Au/t with a recovery rate of 93% compared to 1.7 g Au/t
and a 91% recovery rate in 1996.  In 1998, gold production   is scheduled to
reach 345,000 ounces of gold at a target cash cost per ounce of $240 due to a slightly higher head grade and lower consumable costs. The average head grade is anticipated to be approximately 1.6 g Au/t with a projected recovery rate of 93%.

In reaction to continuing weak gold prices, Omai restated its proven and probable reserves for year-end 1997, using a gold price of $350 per ounce compared to $425 in past years. On the basis of a $350 per ounce gold price, Omai's proven and probable reserves as at December 31, 1997 stood at 54.1 million tonnes at an average grade of 1.44 g Au/t, representing approximately
2.52 million ounces of gold in situ. This is compared to proven and probable reserves at December 31, 1996 of 66.6 million tonnes grading 1.5 g Au/t, representing approximately 3.2 million ounces of gold in situ. At year-end 1997, Omai had hard rock reserves of approximately 45 million tonnes grading
1.54 g Au/t for 2.2 million ounces of gold and soft rock reserves of approximately 9.0 million tonnes grading 0.97 g Au/t for 0.3 million ounces of gold. Despite the restatement of reserves at a $350 gold price, Omai does not intend to make any changes to the mine plan for 1998 and anticipates maintaining a mill feed consisting of 65% hard rock/35% soft rock. Hard rock reserves currently make up approximately 85% of the total reserves at Omai.

Quarterly production statistics for the Omai Mine (1) for 1997 was as follows:

                                           First            Second            Third            Fourth              Total
                                          Quarter           Quarter          Quarter           Quarter             1997
----------------------------------------------------------------------------------------------------------------------------
Tonnes milled                             1,802,359        1,808,347         1,880,684        1,857,262            7,348,652
Rate (t/day)                                 20,026           19,872            20,442           20,188               20,134
Grade (g/t)                                    1.65             1.55              1.43             1.51                 1.54
Recovery (%)                                   94.7             93.6              92.6             91.9                 93.0
Gold production (oz)                         90,454           84,316            80,660           83,066              338,496
Cash cost of production (2)($/oz)        $      236       $      251        $      258       $      237           $      245

(1) The Company has a 30% equity interest in OGML which owns the Omai Mine.
(2) Cash cost of production includes mining and milling costs, power generation and general services charges.

Ore reserves at the Omai Mine are derived from four sources: the Fennell pit, the Wenot Lake pit, the alluvial deposits and stockpiles. The following table summarizes the ore reserves for these sources as at year end 1996 and 1997:

                                     December 31, 1997                                     December 31, 1996
                  ----------------------------------------------------------------------------------------------------------
                       Proven and                                            Proven and
                        Probable                                              Probable
                        Reserves           Grade         Contained Gold       Reserves            Grade       Contained Gold
                      (tonnes) (1)        (g Au/t)            (oz)          (tonnes) (1)        (g Au/t)           (oz)
                  ----------------------------------------------------------------------------------------------------------
Fennell Pit               27,266,000             1.54         1,347,000          40,427,000             1.6        2,054,800
Wenot Lake Pit            15,721,000             1.72           872,000          15,559,000             1.7          859,500
Alluvials                  1,117,000             0.90            32,000           1,119,000             0.9           34,900
Stockpiles                10,025,000             0.82           266,000           9,507,000             0.8          258,400
TOTAL                     54,129,000             1.44         2,517,000          66,612,000             1.5        3,027,600
                  ==========================================================================================================

(1) Reserves are calculated using a gold price of $350 per ounce with a cutoff grade of 0.35 g Au/t for soft rock reserves and 0.70 g Au/t for hard rock reserves and recovery rate of 94%.

GOLD EXPLORATION PROJECTS

Total expenditures on gold exploration projects in Guyana during 1997 amounted to $3.6 million, $0.1 million of which were reimbursed by the Company's joint venture partners. In 1996, total expenditures were $4.3, $0.1 million of which were reimbursed by joint venture partners. Total budgeted 1998 exploration, acquisition and reconnaissance expenditures for the first half of 1998 in Guyana are $1.0 million.

MAKAPA

The Makapa project, located in northwestern Guyana, was identified on the basis of work completed during the Company's 1994 and 1995 reconnaissance program. Access to the property is by canoe or helicopter. The Makapa prospecting license was granted to the Company in June 1996. The term of the license is three years, renewable twice for a period of up to one year each. The Company owns a 100% interest in the Makapa prospecting license.

During 1997, follow up exploration at the Makapa target included soil sampling (deep augering totaling approximately 1,620 metres), and trenching (totaling approximately 840 metres). This work identified two anomalous zones of 800 to 1,200 metres in strike and 100 to 200 metres wide. Trenching and augering further confirmed the existence of a 1.75 metre wide mineralized quartz vein over a strike length of approximately 200 metres. Trenching results in the area of the quartz vein included 32 metres exhibiting a weighted average grade of 1.4 g Au/t and 46.5 metres exhibiting a weighted average grade of 2.6 g Au/t.
Twenty additional rock samples from three different areas in the vicinity of the vein exhibited grades ranging from approximately 4 to 96 g Au/t.

Given the potentially high grade nature of the Makapa project and relatively low mobilization costs, an initial core drilling program has been planned for the first quarter of 1998. The program is intended to involve 12 to 15 core holes designed to test the geometry and depth potential of the quartz vein hosted mineralization as well as to test for possible strike extension and/or the occurrence of other similar structures underlying the Makapa anomalies.

EAGLE MOUNTAIN

The Eagle Mountain gold project is located in central Guyana. On October 30, 1997, the Eagle Mountain prospecting license was extended for a three year term expiring in October 2000. The Company owns a 100% interest in the Eagle Mountain prospecting license.

During 1997, the Company completed 27 holes totaling approximately 2,400 metres over several geochemical anomalies (>0.5 g Au/t). The largest of these anomalies, known as the Kilroy zone, is approximately 750 x 200 metres in size and was the principal target of the initial core drilling campaign. Three other areas, the Millionaire zone, No. 1 Hill zone and Minnehaha shear zone, were also tested with limited core drilling. All but one of the 14 core holes drilled in the Kilroy zone intercepted significant mineralization, exhibiting an average mineralized interval of approximately 16 metres with a weighted average grade of approximately 1.8 g Au/t. Preliminary geologic modeling on the basis of deep augering (74 holes totaling 810 metres), trenching (800 metres in 15 trenches) and core drilling conducted by the Company indicated the presence of a mineralized inventory within the Kilroy zone of approximately 4.0 million tonnes grading 1.4 g Au/t. The mineralized inventory includes 2.0 million tonnes of saprolite material grading 1.2 g Au/t and 2.0 million tonnes of transition and hard rock material grading 1.6 g Au/t.

Work during the first six months is expected to include further geologic evaluation modeling, mapping and surveying. Efforts to secure a joint venture arrangement to finance exploration are in progress. A follow-up core drilling campaign may be considered during the second half of 1998.

DIAMOND EXPLORATION PROJECTS


In 1997, the aeromagnetic data obtained by the Company from the airborne geophysical survey conducted in 1994 over the Company's Five Stars Reconnaissance Area in Northwest Guyana was completely re-interpreted by specialists from a recognized consulting geophysical firm who selected over one hundred targets from the surveys. Very high resolution helicopter-borne magnetic surveying was subsequently conducted over several prospecting licenses obtained by the Company pursuant to the original reconnaissance permit and a total of 5,825 line kilometers was flown.

Twelve targets over the Piai Head prospecting license area were selected for later follow-up, the work comprising line cutting, ground magnetometry, and geological mapping. Eight of the anomalies were core drilled with 13 holes totaling 1,520 m. The remaining targets were tested by deep auger drilling and/or pitting and trenching. The Piai Head prospecting license was granted to the Company in January of 1996. Although the Company had originally applied for a prospecting license for gold and diamonds, the government of Guyana granted to the Company a prospecting license for gold only. The Company immediately asked the government of Guyana to correct the situation and grant also to the Company the right to explore for diamonds within the Piai Head prospecting license. The government of Guyana has published a notice of intention to grant to the Company a prospecting license for golds, other precious stones and minerals over this area. There can be no assurance, however, that the amended prospecting license will be granted to the Company.

Seven anomalies were also tested on the Noseno prospecting license area with line cutting, ground magnetometry, geological mapping and selected pitting and deep auger drilling. Complete results for the core and auger drilling, pitting and trenching are expected to be available during the second quarter of 1998. The Noseno prospecting license granted to the Company in June 1996 entitles the Company to explore for gold and precious stones. Follow-up work for the Guyana diamond program in 1998 will be based on the results.

SURINAME PROPERTIES
-------------------

GENERAL

Suriname, a former Dutch colony, became independent in 1975. It has a surface area of 163,000 km2, a tropical climate, and a population of approximately 470,000. The official language is Dutch with English spoken as a second commercial and technical language. Suriname has a democratically elected government.

During 1997, the Company incurred total exploration expenditures in Suriname of $11.8 million, $4.7 million of which were reimbursed by the Company's joint venture partners. Total exploration expenditures during 1996 amounted to $12.0 million, $6.4 million of which were reimbursed by the Company's joint venture partners. Total budgeted exploration and acquisition expenditures for the first 6 months of 1998 in Suriname are $1.0 million, including $0.4 million in joint venture recoveries.

GROSS ROSEBEL

Pursuant to a mineral agreement, dated May 8, 1992, as amended and restated on April 7, 1994 (the "Gross Rosebel Agreement"), between the Company, the Government of Suriname and the state mining company, Grasshopper Aluminum Company N.V. ("Grassalco"), Grassalco assigned to the Company its interest in the Gross Rosebel right of exploration, a 170 km2 area in north-central Suriname. The Gross Rosebel Agreement was ratified by the National Assembly of Suriname on March 1, 1994.

As partial consideration for the transfer of the Gross Rosebel right of exploration, the Company issued 60,000 common shares to Grassalco on June 28, 1994. Under the terms of the Gross Rosebel Agreement, the Company committed to expend an aggregate of $8.0 million on exploration activities over a five-year period commencing on May 8, 1992. Through May 8, 1997, the Company had spent approximately $25.8 million on the Gross Rosebel property and, as a result, fulfilled its expenditure requirement. Of the amounts expended by the Company, Cambior has contributed $14.1 million by way of joint venture recoveries (see discussion of Cambior Joint Venture below). In addition, in consideration for Grassalco making the Gross Rosebel property available for exploration, the Company paid pursuant to the terms of the Gross Rosebel Agreement $1.0 million to Grassalco. A feasibility study and an environmental impact statement were submitted to the Government of Suriname in May 1997.

Upon approval by the Suriname Government of the feasibility study and the environmental impact statement, the Gross Rosebel right of exploration may be converted into a right of exploitation for an initial term of 25 years. The right of exploitation will be granted to an operating company (the "Operating Company"). Within 30 days of the grant of the right of exploitation, the Company will be obligated to pay to Grassalco the sum of $2.5 million as compensation for previous exploration expenditures incurred by Grassalco.

Upon the grant of a right of exploitation to the Operating Company, Grassalco will have the option, for a period of 60 days, to purchase an undiluted 20% common share equity interest in the Operating Company by paying 20% of all exploration costs previously incurred by the Company and 20% of all subsequent costs of the Operating Company. Grassalco has a further option to purchase a second undiluted 20% interest in the shares of the Operating Company eight years following the date of commencement of commercial production (as defined in the Gross Rosebel Agreement) in consideration for the payment of a sum equal to 90% of the market value of such shares, as determined in accordance with the terms of the Gross Rosebel Agreement.

The Gross Rosebel Agreement provides that (i) a royalty of two percent of the gold produced from the Gross Rosebel property is payable in kind to Grassalco and (ii) an additional one-quarter of one percent royalty is payable for the life of the project to a charitable fund to promote national resources development in Suriname. In addition, a royalty of two percent of the proceeds received on any other minerals produced (less transportation and processing costs) is also payable to Grassalco. An advance royalty payment against the above-mentioned royalties of $6.5 million must be made to Grassalco within 90 days of receipt of the first proceeds from the sale of minerals at Gross Rosebel and a further $6.5 million must be made 12 months later. Further, in the event the price of gold exceeds $500 per ounce Grassalco is entitled to an additional 6.5% royalty on that portion of the sales price which exceeds $500 per ounce.

The Cambior Joint Venture

The Company entered into an agreement on June 7, 1994, pursuant to which Cambior was granted the option to earn an undivided 50% interest in the Company's rights in the Gross Rosebel Agreement and Gross Rosebel property. On January 8, 1996, Cambior announced its decision to exercise its option to acquire 50% of the Company's rights in the Gross Rosebel property after expending $6.0 million in exploration and development activities on the property, as required by the June 1994 option agreement. As also required, Cambior has advanced a further $2.5 million in expenditures to be repaid out of initial project earnings. Since April 1996, when Cambior earned a 50% interest in Gross Rosebel, the Company and Cambior have been contributing equally to programs and budgets with respect to the Gross Rosebel property.

Under the June 1994 option agreement, Cambior must use its best efforts to secure financing for at least 65% of eventual mine development costs from third parties. Cambior has assumed managerial responsibility for the preparation of the feasibility study. Cambior has the right to be appointed manager of all subsequent mining and related operations of the project. There is, however, no management fee attached to this right.

The Property

The Gross Rosebel right of exploration covers 170 km2 (17,000 ha.) and is located 80 km south of the capital city of Paramaribo. Access is via a paved highway followed by an all-weather laterite surface road. Gold was reportedly first discovered in the area in 1879 and since then more than half of Suriname's recorded production has been produced from the district by dredging and small artisanal surface and underground workings. Commencing in 1974, Surplacer N.V., a subsidiary of Placer Development, a Canadian mining company (now Placer Dome), conducted an extensive exploration program of trenching, hand augering and rotary drilling over a period of three years. Subsequent field work was conducted by Grassalco over a period of seven years and a feasibility study was prepared and completed in 1984 by a Canadian engineering firm controlled by Grassalco.

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

Geology and Reserves

In May 1997, a feasibility study was submitted to the Government of Suriname.
In October 1997, the Company and Cambior reported a 32% increase in proven and probable open pittable gold reserves for the Gross Rosebel project from the previous estimate of approximately 1.8 million ounces announced in May 1997. Total proven and probable reserves of approximately 49 million tonnes grading
1.6 g Au/t were reported using a $400 per ounce gold price. This represents approximately 2.4 million mineable ounces of gold in situ, of which Golden Star presently has a 50% interest under the terms of the joint venture agreement with Cambior. Approximately 85% of the total mining reserves are hosted in soft rock (saprolite and laterite) and transition material with the remainder being hosted in hard rock. The mining reserves were completed using the inverse distance squared technique, five metre benches and a 40 degree average pit slope, soft rock and hard rock mining and processing costs based on conventional milling and cyanide leaching utilizing upon experience developed at the Omai Mine in Guyana, a 93% gold recovery and a $400 per ounce gold price.

Due to continuing weak gold prices, Gross Rosebel's open pittable proven and probable reserves have been restated based on a gold price of $350 per ounce to stand at approximately 35.5 million tonnes at an average grade of approximately
1.8 g Au/t. This represents approximately 2.0 million mineable ounces of gold in situ i.e., a reduction of approximately 20% compared to the reserves reported in October 1997 using a $400 gold price.

During the second half of 1997, optimization of the feasibility study reduced estimated cash costs to $228 per ounce compared to $237 per ounce in the May 1997 feasibility study, and increased throughput of 16,000 tonnes per day compared to 14,000 tonnes per day in the May feasibility study. A revised feasibility study was submitted to the government in November 1997. Capital costs for mine construction are estimated at approximately $175 million. Annual production for the proposed mine and mill complex is targeted at approximately 200,000 to 275,000 ounces of gold over a nine year mine life.

Mine Development

Development of the Gross Rosebel project has been deferred pending receipt of necessary governmental approvals, resolution of several development issues and improved gold prices. Some of the development issues that must be resolved prior to construction, include the structure of the operating company, the ability to secure foreign investment insurance, availability of financing from banks and other financial institutions, and relocation of Nieuw Koffiekamp, a small village located within the concession. The Company and Cambior continue to discuss with the Government of Suriname all of these development issues. Although the Company believes that these issues can be resolved, there can be no assurance that will be the case. The project is presently on care and maintenance with additional metallurgical test work planned to evaluate the potential of other processing alternatives such as heap leaching. The Company expects to incur costs of $0.16 million at Gross Rosebel in the first half of 1998.

ANTINO

The Antino property covers an area of approximately 240 km2 and is located in the Sipaliwini District in southeastern Suriname along the Lawa River, on the western border of French Guiana, in the locality of Benzdorp. Benzdorp, a former gold trade center, is 240 km southeast of Paramaribo and 220 km south and upstream from Albina on the lower Marowijne River (also called Maroni River in French Guiana).

Gold bearing alluvials in the area of the Antino property were discovered in 1885. From 1895 to 1928 the Compagnie d'Or de la Guyane Hollandaise recorded production of 9,854 kg of gold from the property. During the period from 1928 to 1963, a further 2,657 kg of gold were reportedly produced. Some dredging was carried out from 1963 to 1969, after which activity was limited to local artisanal miners.

Access to the area is by air or boat. Small fixed wing aircraft may land at a maintained grass strip on an island in the Lawa River in front of the Benzdorp landing or on a recently constructed 600 metre dirt strip on the property. The entire eastern boundary of the Antino property is accessible from the Lawa River. Access into the current exploration site is by 30 km of wilderness road passable by four wheel drive vehicles. The main camp at Fatoe Switie is 17 km from the Benzdorp landing. The camp is fully equipped for up to 37 persons.

Pursuant to a letter dated January 22, 1993 the Company entered into a service contract with a local company regarding the right of reconnaissance known in Suriname as "South Benzdorp". The essential terms of the letter agreement were restated in an option agreement in 1994, by which the Company was granted the option to acquire, subject to governmental approval, a 100% interest in any right of exploration to be issued pursuant to the South Benzdorp right of reconnaissance. Assuming exercise of the South Benzdorp option, the Company must complete a feasibility study six months prior to the expiration of such rights or any extension thereof or reassign the right of exploration to the local company. In the event the Company or a related party enters into a mineral agreement with the Government of Suriname with respect to any portion of the right of exploration, the Company will be obligated to pay the local company the sum of $50,000. The Company has also agreed to grant the local company a 10% net profits interest with respect to any portion of the right of exploration which may be brought into commercial production, subject to the Company's right to repurchase half of such entitlement, within 60 days of obtaining a Right of exploitation, for the sum of $3.0 million.

Antino represents the northernmost portion of the former 194,000 hectares South Benzdorp right of reconnaissance. It is where the Antino Right of exploration was granted to the same local company in 1996 for a period of three years which may be extended until 2005. The option is valid until the expiration of such right of exploration and any extension thereof. The Company has met its minimum expenditure requirement of $250,000 and as a result, the Company may, subject to governmental approval, at any time prior to its expiration, exercise its option to acquire a 100% interest in the Antino right of exploration. The Company has spent approximately $2.1 million in the Antino project area since its initial involvement in 1993.


Following the late 1996 discovery of relatively high grade shear zone hosted gold mineralization in the Antino property in a first phase of drilling involving 43 core holes totaling 3537 metres, a second phase of follow up core drilling involving 23 holes totaling on extension of the system 2780 metres was conducted to test for the continuity along strike of the mineralized shear. The program confirmed strike extension of the mineralized shear zone over

600 metres. Work was suspended and the Antino property placed on care and maintenance in the second quarter of 1997 as part of the Company's budgeting and prioritization process given the relatively high expected exploration cost to define reserves in narrow, high grade underground targets such as Antino. Management believes that further drilling is warranted and is assessing cost-effective options to continue Antino's exploration program, including seeking a joint venture partner on the property.

BHP RECONNAISSANCE JOINT VENTURE IN SURINAME

On August 19, 1996, the Company entered into a heads of agreement with BHP Mineral International Exploration Inc. ("BHP") covering several projects in Suriname. The projects include areas covered by applications for rights of reconnaissance filed or to be filed with the Government of Suriname by the Company and BHP. The project areas may be modified by the parties from time to time. The August 1996 heads of agreement provides that BHP will have a 60% participating interest and the Company a 40% participating interest in any joint venture to be formed with respect to a specific area. BHP and the Company participate jointly in the exploration costs of each different project area on the basis of their respective deemed participating interest in any future joint venture with respect to such area. BHP and the Company may withdraw from the agreement by giving 30 days' notice.

During 1997, the Company and BHP conducted reconnaissance programs over approximately 25,000 km2 of prospective terrain under their August 1996 heads of agreement. The Company acts as exploration contractor under the agreement. The reconnaissance program initially involved wide spaced BLEG stream silt sampling which identified four principal anomalies. The most significant anomaly (>100ppb) named Goliathberg is located in central Suriname. A follow-up BLEG survey was conducted to confirm the results from the initial survey and was further followed up by wide spaced soil sampling on 800 metre lines as well as deep auger sampling over the major anomalies. A MMI survey was also conducted selectively over the Goliathberg anomaly to assist in the definition of initial drill targets.

Based upon 1997 results, BHP and the Company intend to continue exploration at Goliathberg. Planning is currently underway for an initial, limited reversed circulation drilling campaign, to begin testing the Goliathberg target at depth. This program is anticipated to be completed during the first six months of 1998. The Company has budgeted approximately $0.5 million for exploration on this project for the first half of 1998 with recoveries from BHP of approximately $0.3 million.

FRENCH GUIANA PROPERTIES
------------------------

GENERAL

French Guiana is part of the French national territory and has been an overseas "Departement" of France since 1946. The Departement, with an area of 84,000 km2 and a population of approximately 130,000, has two representatives in the French National Assembly and one representative in the French Senate. Under the French Constitution, French Guiana is governed by the same laws as metropolitan France, subject to modifications (including those affecting tax and mining laws and regulations) that may be adopted to reflect the historical, cultural, geographical and economic characteristics of French Guiana and provide for regional administration. French miming laws have recently undergone revisions insofar as they apply to metropolitan France. The French Senate and the French National Assembly passed a bill in early 1997 determining the extent to which the new French Mining Code, with some modifications, applies in the French overseas departments (including French Guiana) but the bill has not yet been published and therefor does not yet have the force of law. An appointed Prefect, representing the Government of France, holds governmental and administrative powers locally. A 19-member, locally-elected General Council votes on departmental budget and other local matters.

The granting of mining titles in French Guiana is administered, depending upon the type of mining title, by the Direction Regionale de l'Industrie, de la Recherche et de l'Environnement ("DRIRE"), the Ministry of Industry or the Conseil d'Etat. To apply for and acquire a mining title, a company must obtain a Personal Mining Authorization, or "Autorisation Personnelle Miniere" ("APM"). Under an APM, a company is granted the right to hold up to a certain number of permits. Guyanor was granted an APM on October 6, 1993, effective January 7, 1994, authorizing it to hold up to 15 mining titles for gold and related substances. This APM was amended to include precious metals or precious stones on March 21, 1995. The APM was further amended on August 13, 1996 to allow Guyanor to hold ten additional mining titles. SOTRAPMAG and Societe Guyanaise des Mines ("SGM") (see below - "SOTRAPMAG and Paul-Isnard and Eau-Blanche Properties") each have APMs authorizing them to hold 11 permits and three permits, respectively.

There are two different types of mining titles under French law as it currently applies in French Guiana: permits and concessions. An exploration permit conveys for a specific area of land the exclusive right of prospection and exploration for the substances to which the permit relates. There are two types of exploration permits, the most common of which is the "B" type permit currently held by the Company. Type "B" permits are valid for two years and renewable twice for periods of two years each. The type "B" permit relates to a square area of 25 km2 each. Type "A" permits are valid for five years and can be renewed at least once for an additional five year term. The holder of an exploration permit is entitled to the issuance of an exploitation permit if such holder has demonstrated the presence of an exploitable mineral deposit within the area of the exploration permit. Exploitation permits are granted for a term of four years and are automatically renewed if production is actually taking place.

A mineral concession confers upon its holder an immovable right, which is distinct from the actual ownership of the underlying land. Such concessions, which, as a matter of policy, are no longer granted by the Government of France, have no limitation in terms of duration. Concessions may be mortgaged, leased, sold or otherwise transferred or inherited, in whole or in part and may be merged or subdivided, subject to authorization for the transaction being granted by a decree issued by the French government after consultation with specific agencies.

GUYANOR RESSOURCES S.A.

All of the Company's mineral interests in French Guiana are held through Guyanor, a societe anonyme incorporated under the laws of France on April 20, 1993. Guyanor's head and registered offices are located at Lot. Calimbe 2, Route du Tigre, B.P. 750, 97300 Cayenne, French Guiana.

Guyanor has interests (either directly or through its subsidiaries) in the St-Elie, Dieu-Merci, Yaou, Dorlin, Paul-Isnard, Eau-Blanche and Dachine properties. Guyanor's interests are held by way of exploration permits, concessions, property purchase agreements and joint venture and option agreements. All of the properties are in the exploration stage, except the Yaou and Dorlin projects which are currently undergoing pre-feasibility studies.

During 1997, Guyanor spent $11.9 million in continuing exploration and acquisition expenditures, of which $10.0 million were reimbursed by joint venture partners. In 1996, Guyanor had spent $9.3 million, $6.9 million of which was reimbursed by joint venture partners. Budgeted exploration expenditures for the first half of 1998 have not been finalized and will be determined by the outcome of discussions with ASARCO on funding alternatives for the St-Elie and Paul-Isnard projects.

ST-ELIE AND DIEU-MERCI

On October 25, 1993, Guyanor entered into an agreement to acquire the St-Elie concession for FF1.0 million (approximately $0.2 million). Guyanor also paid approximately $0.9 million to Compagnie Miniere Esperance S.A. ("CME") in consideration for the relinquishment of certain contractual rights which CME held in the St-Elie concession. The aggregate amount of $1.1 million represented the Company's original expenditure for the St-Elie concession and was satisfied by Guyanor's issuance of a $1.1 million promissory note payable to the Company. This amount was canceled in March 1995 in consideration for the issuance to the Company of Guyanor shares. Pursuant to an agreement dated October 22, 1993, CME agreed to relinquish to Guyanor certain residual alluvial exploitation rights in consideration for $0.5 million and a royalty of 5% of any fine gold extracted from the concession, up to a maximum of 3,215 ounces.

By agreement dated February 18, 1995, Guyanor transferred to ASARCO Guyane Francaise S.A.R.L. ("ASARCO") a 50% equity interest in Societe des Mines de St-Elie S.A.R.L. ("SMSE"), a company then wholly owned by Guyanor and to which the St-Elie concession was later transferred by decree of the French government dated April 24, 1996. SMSE has an APM, authorizing it to hold up to three mining titles. In order to remain the owner to its 50% equity interest, ASARCO must fund 100% of all costs required to advance the St-Elie concession to the development stage for a mining operation, including reimbursement of certain expenses incurred by Guyanor and completion of a feasibility study within five years or any shorter period as provided in the agreement. In particular, and as part of its funding obligation, ASARCO has to spend a minimum of $10.0 million on the concession over a five-year period. If ASARCO completes the feasibility study for less than $10.0 million, ASARCO must expend the remaining balance on the St-Elie concession before Guyanor be required to contribute its proportionate share of expenses. ASARCO may decide at any time to terminate its obligations under the agreement and stop funding the project. ASARCO and Guyanor will be entitled to reimbursement of all expenses related to the St-Elie concession incurred by each of them and Guyanor will be entitled to a finder's fee of $1.8 million, on a pro rata basis, prior to any distribution of revenues based upon each party's participating interest in SMSE. The agreement provides that ASARCO's 50% interest in SMSE will return automatically to Guyanor if ASARCO's various commitments described above are not met.

On February 19, 1997, SMSE and a French company entered into an agreement pursuant to which SMSE was granted the four-year option to acquire a 100% undivided interest in three concessions and one exploration permit immediately adjacent to the St-Elie property and covering a 155 km2 (15,500 ha.) area known in French Guiana as Dieu-Merci. In order to maintain its rights under the Dieu-Merci option, SMSE must (i) make payments of FF4.0 million (approximately
$0.7 million) in year one, FF1.5 million (approximately $0.2 million) in year two, FF2.5 million (approximately $0.4 million) in year three and FF2.5 million (approximately $0.4 million) in year four and (ii) incur minimum expenditures on the Dieu-Merci property of FF5.5 million (approximately $0.9 million) (including a 3,000 meter core drilling campaign) during year one and FF5.0 million (approximately $0.8 million) during each subsequent year of the option period. SMSE may exercise the option at any time by paying the difference between FF21.5 million (approximately $3.5 million) and the annual payments made as of the exercise date. In addition, upon exercise of the option, the optionor will be entitled to receive a 3% net smelter royalty from future production from the Dieu-Merci property. In the event the St-Elie property is mined first, the optionor will be entitled to a 1% net smelter royalty from the St-Elie property. The Dieu-Merci property is subject to the ASARCO joint venture regarding the St-Elie property. As at December 31, 1997, ASARCO had expended approximately $7.0 million on the St-Elie and Dieu-Merci properties.

The Property

The St-Elie concession was originally constituted by the government of France in 1889 and covers a rectangular area of 99 km2 (9,900 ha.) located in north central French Guiana, 110 km west of Cayenne, the departmental capital. The Dieu-Merci property covers an area of 155 km2 (15,500 ha.) adjacent to the eastern and southeastern portions of the St-Elie concession. The Dieu-Merci property is composed of three concessions (Dieu-Merci, La Victoire and Renaissance) and one exploitation permit (Couriege). St-Elie and Dieu-Merci are located in a virtually undeveloped region of French Guiana. Access to the concession is by helicopter, airplane, or by a recently completed 20 km private road from Tigre Creek.

Work Program

During the first half of 1997, 20 holes totaling 3,049 meters, were completed on the Kerouani and Virgile prospects at the Dieu-Merci project. At both Kerouani and Virgile 10 holes were drilled to test the depth potential of near surface gold mineralization over areas approximately 300 by 250 meters each. At Kerouani, significant mineralization was encountered in each of the 10 holes (DM97-01 to DM97-10) through the saprolite profile and into hardrock, yielding an average mineralized interval of approximately six meters with a weighted average gold grade of 2.0 g/t. At Virgile, significant mineralization was encountered in 70% of the holes drilled (DM97-11 to DM97-20), yielding an average mineralized interval of approximately five meters with a weighted average gold grade of 2.2 g/t. At Michel, a 16 hole infill core drilling campaign totaling 2,124 meters was completed to confirm and extend gold mineralization discovered in 1996. Significant gold mineralization was encountered in 11 of the 12 holes for which results are available, yielding an average mineralized interval of approximately 14 meters with a weighted average gold grade of 2.8 g/t. In addition, 22 holes were drilled on the Pactole, Jonquemont and Chemin de Fer zones for a total of 2,575 m.

During the second half of 1997, Guyanor completed 29 core holes, totaling 4,875 metres, on the Michel zone at St-Elie for both infill drilling over the known zone of mineralization and step out drilling to expand the zone. The drilling expanded the strike length of the Michel zone over 1.5 kilometres which remains open along strike and at depth. At the Dieu-Merci property, the exploration program in the second half of 1997 involved close-spaced power augering to a depth of 10 metres and demonstrated the effectiveness of the technique in defining surficial mineralization. The areas of interest for potentially defining near surface gold mineralization encompass approximately three square kilometres, including the Kerouani, Virgile, Cesar and Devis-Sud targets on the Dieu-Merci property as well as 12 hectares at the Chemin de Fer target on the St-Elie property. 6 core holes, totaling 830 metres were completed on the Devis Sud zone.

Geological modeling of the Michel zone was completed in February 1998 for the purpose of estimating mineralized inventories resulting in an estimated mineralized inventory within Whittle pits of 1.4 million tonnes grading at 4.2g Au/t. The current estimates of mineralized inventories within Whittle pits for the Michel zone are based on results from 53 core holes, totaling 7,632 metres. Estimates of mineralized inventory within Whittle pits were calculated using the inverse distance squared technique; a 48 degree pit slope; a gold price of $350; gold recoveries of 93%; soft and hard rock mining costs of $1.10/tonne and $1.50/tonne; and soft and hard rock processing costs of $6.00/tonne and $8.50/tonne. Additional costs of $4.00/tonne of ore were applied for general and other costs reflecting the higher costs associated with operations in French Guiana compared to Guyana or Suriname.

Guyanor and ASARCO have not yet been able to agree on a work program and budget for the first six months of 1998. Guyanor was informed by ASARCO in February 1998 of its intention to defer exploration spending at the St-Elie/Dieu Merci project for the first half of 1998 due to the impact of low copper prices. ASARCO has however reiterated its long-term commitment to the project and informed the Company of its intention to resume drilling when conditions permit. The agreement between Guyanor and ASARCO contains specific provisions on what would happen in the event of a deadlock on a work program and budget. Guyanor is currently discussing with ASARCO how to resolve the current deadlock, in addition to the possible revision of the exploration programs and reduction of activity during the first half of 1998.

During 1997, Guyanor's exploration expenditures on the St-Elie and Dieu-Merci projects amounted to $3.0 million , all of which were reimbursed by ASARCO pursuant to the February 1995 agreement. During 1996, Guyanor's exploration spending on the St-Elie and Dieu-Merci projects totaled $2.4 million, all of which were reimbursed by ASARCO.

YAOU AND DORLIN

Pursuant to an agreement dated July 16, 1993, the Company acquired from BHP for $4.3 million a 63.3% participating interest in a joint venture between BHP and BRGM with respect to six type "B" exploration permits covering an area known as Yaou (the "Yaou Permits") and six type "B" exploration permits covering an area known as Dorlin (the "Dorlin Permits") in French Guiana. In August 1993, the Company transferred its 63.3% participating interest in the joint venture to Guyanor at cost. Further to an agreement dated August 3, 1993, between the Company and BRGM and a subsequent agreement, dated September 23, 1993, among the Company, Guyanor and BRGM, Guyanor acquired for $2.5 million BRGM's 36.7% interest in the joint venture assets owned for the benefit of the joint venture by BRGM. In addition, Guyanor agreed to pay to BRGM a further FF14.0 million (approximately $2.8 million) as follows: FF7.0 million at the time of completion of a feasibility study on either the Yaou or Dorlin properties and FF7.0 million at the time of commencement of commercial production on either of these properties. The transfer of the Yaou and Dorlin Permits from BRGM to Guyanor was approved by the relevant French regulatory authorities on May 25, 1994. Both BHP and BRGM are arms' length parties to Guyanor and the Company. The 12 type "B" permits were initially granted for a two-year period and they were all renewed for additional two-year periods. Two of the twelve permits expired in February 1998 and cannot be renewed. Applications for the remaining ten type "B" permits for a second and last time are currently pending. Those permits will, if renewed, expire in 1999 and won't be renewable. Guyanor also filed an application for two type "A" exploration permits that would, once issued, replace the 12 type "B" exploration permits. Under French law, in order to preserve its rights to the Yaou and Dorlin properties, Guyanor must be granted exploitation permits or type "A" exploration permits over the area. There can be no assurance that any of these applications will be granted.

Guyanor and the Company entered into an option agreement with Cambior, dated as of May 11, 1994, pursuant to which Cambior was granted the option to acquire a 50% interest in a sole purpose company which would hold the Yaou and Dorlin Permits in French Guiana. In September 1997, Cambior became entitled to exercise the option after having spent the $11.0 million expenditure commitment. Subsequent expenditures have been funded equally by Cambior and Guyanor. The sole purpose company has not been formed yet. The acquisition by Cambior of any interest in the Yaou and Dorlin Permits is subject to French governmental approval. There can be no assurance that such approval will be granted. The agreement also provides that Guyanor is to manage the exploration of the Yaou and Dorlin Permits and Cambior is to undertake the preparation of a feasibility study on the properties and to manage the development and operation of future mining operations.

The Properties

The Yaou Permits currently cover a total area of 100 km2 (10,000 ha.) and are located some 210 km southwest of Cayenne. Access to the property is by helicopter or four wheel drive vehicle on 17 km of dirt road from the town of Maripasoula, which is accessible by chartered and daily scheduled fixed-wing aircraft from Cayenne.

The Dorlin Permits cover a total area of 150 km2 (15,000 ha.) and are located some 180 km southwest of Cayenne and 60 km east of Maripasoula. The property is accessible by helicopter. A 500 m airstrip located on the property is suitable for fixed wing aircraft. Access is also available by boat during the rainy season.

Work Program

In July 1997, a mineralized inventory within Whittle pits (calculated using a $400 gold price, 40 degree average pit slopes, soft rock and hard rock minerals and processing cost based on experience elsewhere in the Guiana Shield and a 93% recovery rate) totaling 19.7 million tonnes grading 1.8 g Au/t has been defined at the projects, including 11.2 million tonnes grading 2.2 g Au/t at Yaou and
8.5 million tonnes grading 1.3 g Au/t at Dorlin. These are estimated to be part of a larger geologic mineralized inventory at Yaou and Dorlin of approximately 35 million tonnes grading 1.6 g Au/t, including 18.2 million tonnes grading 2.0 g Au/t at Yaou and 16.8 million tonnes grading 1.2 g Au/t. The reclassification of the September 1996 estimate of probable reserves at Yaou to mineralized inventory in July 1997 reflected a more conservative policy of reporting proven or probable reserves only when accompanied by an economic scoping or prefeasibility study.

Due to continuing weak gold prices, Yaou and Dorlin's mineralized inventory within Whittle pits were restated in early 1998 using a $350 per ounce gold price. On the basis of a $350 per ounce gold price, Yaou and Dorlin's mineralized inventory within Whittle pits are approximately 16.8 million tonnes at an average grade of approximately 1.9 g au/t, including 10.3 million tonnes at Yaou at an average grade of 2.3 g Au/t and 6.5 million tonnes at Dorlin at an average grade of 1.3 g Au/t. The restated Whittle pit mineralized inventories at Yaou and Dorlin represent a reduction of approximately 10% from the estimates reported in July 1997.

At Yaou, the mineralized inventory is derived from three zones, Yaou Central, Chaina and J North. By the third quarter of 1997, Guyanor had completed considerably more core drilling at Yaou than at Dorlin. More than 180 core holes totaling approximately 30,900 metres were drilled at Yaou in comparison to only 146 holes totaling approximately 20,300 metres at Dorlin. On November 13, 1997, the Company and Guyanor reported results from core drilling on the East and West Nivre zones at Dorlin. The objective of the drilling campaign was to expand the known zones of mineralization at East Nivre along strike as well as to increase the density of drilling to allow for updated mineralized inventory estimations in support of planned prefeasibility studies. Results were available from 65 additional holes, totaling approximately 9,200 metres. All but two holes exhibited significant mineralization yielding an average mineralized interval of approximately 11 metres with a weighted average grade of 1.4 g Au/t, with near surface mineralization exhibiting a weighted average grade of 1.3 g Au/t and hard rock mineralization exhibiting a weighted average grade of 1.5 g Au/t. The results from the recent 9,200 metres of drilling at Dorlin are not reflected in the current estimate of mineralized inventories for Yaou and Dorlin, but are being incorporated into a new geologic model. Yaou was put on care and maintenance early in the third quarter of 1997 in order to direct the exploration budget defining further resources at Dorlin.

Cambior and Guyanor are currently preparing a geologic model and conducting metallurgical test work and preliminary engineering and costing for the prefeasibility studies which are scheduled to be completed during the second half of 1998. Limited field work will be conducted at Yaou and Dorlin during the first six months of 1998 while the prefeasibility studies are being completed. The results of the prefeasibility studies will help determine the need for additional exploration activity at Yaou and Dorlin during the second half of 1998.

During 1997, Guyanor's exploration expenditures on Yaou and Dorlin totaled $5.5 million, $4.7 of which was reimbursed by Cambior under the above-mentioned agreement. During 1996, Guyanor spent a total of $1.1 million on the Yaou project, of which $1.0 million was reimbursed by Cambior. Guyanor has budgeted $1.3 million in the first half of 1998, primarily for on-going geologic evaluation and reserve estimation and preparation of pre-feasibility studies.

PAUL-ISNARD AND EAU-BLANCHE

On October 29, 1994, Guyanor acquired an interest in the Paul-Isnard and Eau-Blanche properties by way of the acquisition of all of the outstanding shares of SOTRAPMAG. SOTRAPMAG holds a 99.7% interest in SGM. Guyanor also directly acquired the 0.3% interest in SGM not owned by SOTRAPMAG. SOTRAPMAG holds, directly or indirectly, eight mineral concessions (the "Paul-Isnard Concessions") and four type "B" exploration permits (the "Eau-Blanche Permits"). An application for a type "A" exploration permit covering an area of approximately 326 km2 was filed by Guyanor in January 1996 but it has not been granted yet. The type "A" permit would include two of the four type "B" permits as well as a new area adjacent to the Paul-Isnard property. There can be no assurance that the type "A" exploration permit will be granted.

Joint Venture with ASARCO and LaSource

In conjunction with Guyanor's acquisition of SOTRAPMAG, BRGM relinquished its rights under an option from Alcatel Alsthom Compagnie Generale d'Electricite to acquire any primary deposit located within the Paul-Isnard Concessions. In consideration therefor, Guyanor paid to BRGM the sum of FF2.5 million (approximately $505,000) and LaSource Developpement S.A., a company affiliated to BRGM ("LaSource"), received an initial 25% participating interest in two joint ventures for the exploration and exploitation of primary gold deposits on the Paul-Isnard and Eau-Blanche projects. Pursuant to joint venture and option agreements entered into on June 26, 1996 by ASARCO, LaSource and Guyanor, ASARCO has the right to acquire a 50% interest in SOTRAPMAG's remaining interest in the primary deposits on each of the Paul-Isnard and Eau-Blanche projects. In order to acquire its interests in one of these projects, ASARCO must , by June 2001, complete a feasibility study and spend at least $10 million on such project, or to combine the Paul-Isnard and Eau-Blanche projects into a single project with a minimum five-year expenditure of $20 million. Until completion of a feasibility study, SOTRAPMAG's share of expenditures on a project will be funded by ASARCO unless ASARCO withdraws from such project. ASARCO may terminate its right to acquire a participating interest in a project at any time by giving written notice to SOTRAPMAG of its intent to withdraw from such project at least 90 days prior to the end of the applicable program period for such project. ASARCO is also obligated to use its best efforts to obtain financing on a project finance basis for 80% of project development costs, with SOTRAPMAG and ASARCO each contributing in their respective percentage interest of the remainder of such costs. Guyanor currently acts as project manager for the exploration phase at both projects. Under the option agreement, SOTRAPMAG has the authority to appoint the manager. Upon completion of an initial feasibility study, the manager will be appointed by the participant having the largest participating interest. If SOTRAPMAG and ASARCO's participating interests are equal, ASARCO will become manager.

As at December 31, 1997, Guyanor's interest in the Paul-Isnard and Eau-Blanche projects had increased to, subject to ASARCO's option, approximately 87% and 83% respectively as a result of LaSource's decision to not contribute its share of 1997 exploration expenditures. Guyanor acts as exploration manager. LaSource held as at the same date approximate 13% and 17% participating interests in the Paul-Isnard and Eau-Blanche projects, respectively. As of December 31, 1997, ASARCO had expended $3.8 million on the Paul-Isnard and Eau-Blanche projects while LaSource had expended $0.3 million.

The Properties

The Paul-Isnard and Eau-Blanche properties are located in the western part of French Guiana, some 200 km west of Cayenne. The properties are accessed from St-Laurent-du-Maroni, either by air, at a distance of 75 km to the south, or by means of a 115 km-long laterite road. The first 62 km section of this road is maintained by the government and the remaining 53 km section by SOTRAPMAG.

There are two prominent mountain chains bordering the properties which form the edges of a basin in which alluvial gold deposits have accumulated. Management believes this alluvial gold originated from gold-bearing rocks from the Decou-Decou and Lucifer mountains and was transported downward by high-energy streams, concentrating the gold in the gravel beds of streams in the Citron area of the Paul-Isnard property. The Decou-Decou mountain to the south of the property is formed of volcanic rocks that, at the summit, are covered by degraded lateritic layers. The Lucifer mountain to the north-east is formed of basic intrusive rocks. The basin between the mountains is underlain by a Proterozoic sequence of mafic to felsic volcanics and clastic sediments of the Paramaca and Bonidoro groups, cut by ultramafics to felsic intrusives.

Work Program

Guyanor began an exploration program in 1995 to identify what may have contributed to the formation of the alluvial gold deposits in the Paul-Isnard area. An outcrop sampling program, involving approximately 746 channel samples, outlined a zone of strongly sheared, mineralized felsic volcanic rocks approximately 3 km in length yielding an average gold grade of approximately 2.0 g Au/t.

A core drilling campaign in 1996 targeted approximately 1.1 km of the strike length of this zone and involved the completion of 18 holes totaling 3,232 m. Gold mineralization is believed to be associated with the presence of sulfides, primarily pyrite, pyrrhotite, arsenopyrite and chalcopyrite. Mineralization encountered within the felsic volcanic unit at depth over the strike length drilled appears, in the Company's opinion, to be consistent with a massive sulfide type of mineralization similar to deposits currently being mined along the Cadillac Break in Quebec, Canada. Of particular interest is semi-massive to massive sulfide mineralization encountered in two holes of this drill campaign. Polymetallic assays on semi-massive to massive sulfide mineralization intersected in one hole yielded weighted average metal grades of 3.7 g Au/t, 17 g/t silver, approximately 0.3% copper and trace zinc values, within a larger, 25 m interval with an average weighted grade of 2.8 g Au/t.

During the first half of 1997, a ground geophysical survey, involving induced polarization, resistivity and magnetism, was carried out over the mineralized felsic unit.

On August 20, 1997, the Company and Guyanor announced results from the second phase core drilling program at the Paul Isnard project. Ten core holes were completed on 200 to 400 metre spacing, totaling 1,995 metres, over the Montagne d'Or volcanogenic massive sulfide ("VMS") target at Paul Isnard. Nine of the ten holes intersected significant gold mineralization exhibiting a weighted average grade of 2.0 g Au/t over an average mineralized interval of 6.0 metres. The drilling extended the known zone of mineralization over a strike length of approximately 2.4 kilometres with varying widths from 200 to 400 metres. Polymetallic assays were conducted selectively on 71 samples from the second phase of core drilling. Copper values were recorded in 80% of the samples yielding a weighted average grade of 0.11% copper while silver values were recorded in 100% of the samples yielding a weighted average grade of 4.1 g/t.

On January 15, 1998, the Company and Guyanor jointly announced the results from the third phase of core drilling completed over the Montagne d'Or target at Paul Isnard during the second half of 1997. Twenty holes were completed during the third phase of drilling, totaling approximately 4,134 metres, with the aim of infill drilling over the known strike length of the Montagne d'Or VMS system and step out drilling to test for further strike extension, primarily to the east. All but two of the 20 holes encountered significant gold mineralization exhibiting a weighted average grade of approximately 4.6 g Au/t (high values cut to 30 g Au/t) over an average mineralized interval of approximately 5.7 metres. Three styles of gold mineralization have been confirmed at Montagne d'Or: (i) steeply dipping, semi-massive to massive sulfide zones and adjacent alteration,
(ii) steeply dipping zones of disseminated sulfide mineralization, and (iii) coarse gold associated with steeply dipping quartz veins and adjacent alteration.

To date, the semi-massive to massive sulfide style of gold mineralization has been intersected in eight holes drilled into the Montagne d'Or VMS system. The semi-massive to massive sulfide zones in these eight holes exhibit a weighted average grade of 33.3 g Au/t (uncut) over an average length of 1.1 metres while the mineralized interval around these semi-massive to massive sulfide zones exhibit a weighted average grade of 9.0 g Au/t (uncut) over an average length of
5.5 metres. Samples from these and other holes with significant gold values have been selected for multi-metal assays and whole rock geochemistry. The results from several holes verified multiple zones of significant gold mineralization in disseminated sulfides. In addition, coarse gold in and around quartz veins was encountered in the three core holes farthest to the east and west, a type of mineralization similar to that found at the Michel zone on the St-Elie project in French Guiana.

In February 1998, the Company and Guyanor announced the completion of geologic modeling for the Montagne d'Or zone for the purpose of estimating mineralized inventories, resulting in an estimated mineralized inventory with Whittle pits
of 18.7 million tonnes grading 2.5g Au/t.   The estimates for the Montagne d'Or
zone are based upon 48 core holes, totaling 9,362 metres. Estimates of mineralized inventory within Whittle pits were calculated using the inverse distance squared technique; a 48 degree pit slope; a gold price of $350; gold recoveries of 90%; soft and hard rock mining costs of $1.10/tonne and $1.50/tonne; and soft and hard rock processing costs of $6.00/tonne and 8.50/tonne. Additional costs of $3.00/tonne of ore were applied for general and other costs reflecting the higher costs associated with operations in French Guiana compared to Guyana or Suriname.

SOTRAPMAG and ASARCO have not yet been able to agree on a work program and budget for the first six months of 1998. SOTRAPMAG and the Company were informed by ASARCO in February 1998 of its intention to defer exploration spending at the Paul-Isnard and Eau-Blanche projects for the first half of 1998 due to the impact of low copper prices. ASARCO has however reiterated its long-term commitment to the projects and informed the Company of its intention to resume drilling when conditions permit. The agreement between SOTRAPMAG and ASARCO contains specific provisions on what would happen in the event of a deadlock on a work program and budget. The Company is currently discussing with ASARCO how to resolve the current deadlock, in addition to the possible revision of the reduction of activity during the first half of 1998.

Total expenditures by all parties for 1997 were $1.8 million for Paul-Isnard and $0.1 million for Eau-Blanche, all of which were reimbursed by ASARCO Total expenditures in 1996 were $1.4 million for Paul-Isnard and $0.1 million for Eau-Blanche of which $1.5 million was funded by ASARCO.

Discontinuation of Mining Operations

SOTRAPMAG commenced alluvial gold production at the Paul-Isnard property in 1987. SOTRAPMAG experienced continuing operating losses since its acquisition by Guyanor in 1994 with operating losses of $1.8 million in 1995 and $2.4 million in 1996. As a result of the conclusions of an outside consultant report, Guyanor began implementation of a program to discontinue alluvial operations during the first quarter of 1997. Mining operations were suspended on April 17, 1997. Alluvial gold production continued during the period from January 1 to April 17, 1997, with operating losses of $0.5 million. Closure procedures, including land rehabilitation and company-provided outplacement services, were substantially completed by the end of 1997.

DACHINE

The property is a square, 5x5 km area accessible only by helicopter or, during the rainy season, by canoe from Maripasoula. Microdiamonds were found for the first time in 1983 in alluvium/colluvium by BRGM during strategic prospecting work for the Mineral Inventory of French Guiana. No further exploration was conducted at Dachine until Guyanor, after examining the existing literature and conducting preliminary reconnaissance in the field, was granted a type "B" exploration permit by the French government covering a 25 km2 area in southwest French Guiana known as Dachine (formerly known as Inini). An application was filed in December of 1995 for a type "A" permit covering an area of 337 km2 which would include the current type "B" permit. As of today, the type "A" permit has not been granted.

BHP and Guyanor entered into an agreement in December 1995 whereby BHP could earn a 51% interest in the Dachine project by spending $3.5 million by May 31, 1998. After review of the final results of an initial bulk sampling program, BHP withdrew from the agreement effective as of March 31, 1997.

On December 3, 1997, the Company and Guyanor reported results from a second alluvial bulk sampling program commenced after the withdrawal of BHP. The program was designed to quickly and cost effectively recover diamonds, first, to establish the clear presence of macrodiamonds, and second, to yield a large enough parcel, though not necessarily representative of the body in situ, so as to establish a preliminary distribution and quality range of macrodiamonds at Dachine.

Thirteen samples ranging in size from 3 to 17.9 bank cubic metres were collected from three creeks, one of which is located on the Dachine body while the other two are located within one kilometre to the east and west of the body. Due to logistical and budget constraints, only 27.1 cubic metres, or 32% of the total collected sample, was processed. A total of 5,142 macrodiamonds greater than
1.0 mm round aperture Antwerp sieve were recovered, ranging in size to just over 4.5mm, or 0.88 carats, and yielding a total of 73.93 carats. The size distribution of the diamonds is fairly log normal indicating there is a possibility that larger stones may exist. The value of the stones, which were examined by two experts in Canada and Europe, was estimated in the $1 to $3 per carat range. Diamond quality is a critical aspect for the Dachine project. The next phase of exploration at Dachine will consist of geological mapping and drilling to further characterize the diamond and facies variability within the body identified by the 1996 core drilling. Guyanor and the Company are evaluating the most cost effective means of conducting this next phase of work as well as funding alternatives, including seeking a joint venture partner.

During 1997, $0.7 million were spent on exploration and other holding costs. During 1996, Guyanor spent $1.2 million for exploration at the Dachine property, $1.1 million of which was reimbursed by BHP under the above-mentioned agreement. No expenditures are budgeted for Dachine in 1998.

BRAZIL PROPERTIES
-----------------

Brazil is the fifth largest country in the world with an area of 8,510,700 km2. The majority of the country is located in the tropics The Amazon River system drains over half of Brazil's area. Brazil has 26 states and the Federal District of Brasilia, the capital city. Brazil has a population of approximately 160 million. Brazil's two main cities are Sao Paulo and Rio de Janeiro. Brazil declared its independence in 1822. From 1964 to 1985, although under a military regime, Brazil experienced considerable economic growth and development. In 1985, the country returned to democracy. A new Constitution was implemented in 1988. Even though Brazil has a free enterprise system, there is still considerable state and semi-state participation in various strategic sectors, such as transportation and utilities. Special legislation has been enacted to privatize many companies, but the process is moving slowly. The government has recently been successful in reducing the rate of inflation. Brazil hosts the world's largest deposit, and is the world's largest producer, of iron ore. Major export products include soybeans, orange juice, cocoa, coffee and manufactured goods. The Company's property interests in Brazil are located in the central and eastern Amazon region. The administrative offices of the Company are located in Brasilia. The principal property of the Company in Brazil is Andorinhas. The Company's other project in Brazil, Abacaxis, was put on care and maintenance.

ANDORINHAS

On December 5, 1995, Companhia Vale do Rio Doce ("CVRD") announced that the Company was selected as the successful bidder to earn a right to associate with CVRD for the possible future development and exploitation of the Andorinhas gold property in Brazil. CVRD is one of the world's largest resource and transportation logistics companies. CVRD is a major producer of iron ore, bauxite, manganese, precious metals and other mineral products. CVRD is also one of the largest individual producer of gold in Latin America thanks to its extensive land holdings in Brazil. The Andorinhas tender represented CVRD's first effort to secure outside partners to assist in the development of CVRD's gold resource potential in Brazil.

An agreement with CVRD was executed in May 1996. Under the agreement, the Company's exclusive right (through its wholly-owned subsidiary, Southern Star Resources Ltd.) to earn a 50% participating interest in an association with CVRD to be created to exploit any gold discovered on the property is conditional upon the Company matching CVRD's previous exploration expenditures of R5.2 million (approximately $4.6 million, subject to monthly adjustments to account for Brazilian inflation), completion of a positive feasibility study, and CVRD obtaining any necessary legal or governmental approvals to form an association
for development and exploitation of a mine on the property.   Upon making
exploration expenditures of R5.2 million, the Company and CVRD   must share
equally in all remaining exploration and development costs or suffer dilution. The Company has the right to terminate the agreement and let its right to form an association lapse without any further obligations at any time. In December of 1997, the Company met its R5.2 million expenditure commitment on the property.

As part of an agreement with CVRD, and in lieu of cash property payments to CVRD, the Company must also reach agreements with the surface owners and occupants of portions of the land covered by the three exploration licenses comprising Andorinhas in connection with its exercise of the exploration activities. Agreements have been reached with several key land owners to
acquire improvements and surface right over the   three principal target areas
on the property, Mamao, Babacu and Lagoa Seca. Approximately $1.3 million was paid out pursuant to these agreements in 1997. The Company may terminate those agreements without further liability if it decides to abandon, in whole or in part, the property. These agreements contemplate aggregate cash payments by the Company of approximately $5.8 million payable over the next four or five years, with approximately $400,000 of this amount payable in 1998. More than a dozen additional people own areas less critical and peripheral to the main target areas. There can be no assurance that satisfactory agreements will be concluded with these remaining land owners.

The Property

The Andorinhas project covers approximately 25,000 ha. and is located in the state of Para in the eastern Amazon near the town of Rio Maria, approximately 150 km south of the Carajas district. It is accessible by paved road to Rio Maria and then dirt road for 35 km. Scheduled planes service the city of Redencao about 100 km south of Rio Maria.

Andorinhas is an advanced stage exploration project. Gold mineralization was discovered at Andorinhas in the late 1970s by Rio Doce Geologia e Mineracao S.A., CVRD's exploration subsidiary. The geologic setting and mineralization of discoveries in the area appear to share the same characteristics of many of the notable underground mines in the Abitibi mineral province of Canada, with high grade gold-quartz vein mineralization occurring in multiple zones. Surface work and approximately 15,000 m of drilling by CVRD in late 1970s identified three primary zones of interest, Mamao and Babacu along a 14 km shear zone trending northeast-southwest through the southern leg of the property and Lagoa Seca on a parallel 8 km shear zone to the north. The drilling results averaged 2.7 m at
17.1 g Au/t from 11 holes at the Mamao prospect, 19.8 m at 4.7 g Au/t from 9 holes at the Lagoa Seca prospect and 2 m at 8.1 g Au/t from 6 holes at Babacu.

In the early 1980s, the Andorinhas area experienced a significant influx of garimpeiros (illegal miners) who caused most legitimate exploration activity to cease in the area during that period and mined multiple surface zones of enriched mineralization along the shear zones. Garimpeiro mining diminished significantly in the mid 1980s as gold prices fell and pits from the surface mining of gold bearing material began to encounter the water table. Several such pits still exist today at the two primary target areas on the southern 14 km regional shear, Mamao and Babacu. At the Mamao area five distinct pits remain: Melechete, Matinha, Cantina, Maria Bonita and Mandioca. One garimpeiro established an underground mine on the Melechete ore shoot from the bottom of the Melechete pit. Access roads were improved, a power line was brought to the property and a small mill and carbon treatment plant were constructed.

Work Program

On April 17, 1997, the Company announced core drilling results for the Andorinhas gold project. Core drilling completed since the last report on January 29, 1997, totaled approximately 4,060 meters in 14 holes, MAF-51 to MAF-
64. Significant mineralized intersections of the Melechete zone were encountered in 11 of the 14 holes. Six of nine step out holes, drilled to extend the down-dip limits of the Melechete/Matinha zone, intercepted significant mineralization exhibiting a weighted average grade of approximately
11.3 g Au/t over an average thickness of approximately 4.3 metres.

Core drilling at the Mamao zone to date involved 65 holes, totaling 13,289 metres on a nominal 50 by 50 metre spacing, and resulted in the identification of three parallel orebodies, Melechete, M2 and Arame. An estimate of mineralized inventory at the Mamao zone was prepared for the three orebodies in support of the scoping study and totaled 466,540 tonnes at a grade of 13.27 g Au/t (based on a cut-off grade of 4.0 g Au/t and a minimum mining width of 1.5 metres). Removal of the pillars in the existing Mamao mine has been estimated to provide an additional 40,000 tonnes at approximately the same grade to the total mineralized inventory for the Mamao zone. The orebodies at the Mamao zone represent ductile shear zones dipping at approximately 42 degrees with an average thickness of approximately 3.6 metres. All three orebodies at the Mamao zone remain open at depth. On December 23, 1997, Golden Star announced the results from a scoping study completed by engineering consultants, Kilborn International of Denver, Colorado, for the Mamao zone.

Consistent with the objective of the Company and CVRD, the study involved estimating the operating and cost parameters for developing a 1,000-tonne per day underground mining operation. Initial metallurgical studies indicated 96% to 98% gold recoveries from the Mamao zone ore and were followed by further studies which provided an optimized recovery of 94.3% utilizing a crush, grind, floatation, regrind, carbon-in-pulp (CIP) flow sheet. Mine access was planned for maximum mining flexibility utilizing a decline ramp from which development headings would be excavated at 20 metre vertical intervals down the dip of the ore bodies. Proposed mining methods include conventional open stoping with jackleg drills and slushers where the orebody is narrow, requiring more selective mining, and mechanized blasthole stoping where the orebody is thicker, requiring less selective mining. Closer spaced delineation drilling will be required before the optimal mining method(s) can be determined and, as a result, the more conservative conventional open stoping method was adopted in the study to provide an estimate of total operating costs per ounce of gold produced. On the basis of the Mamao zone orebodies, the scoping study estimated cash costs of $156 per ounce, including an 11.6 g Au/t diluted head grade, $35.6 per tonne mining costs, $11.20 per tonne milling costs and $8.00 per tonne milled general and administrative costs. The capital costs estimated for a 1,000 tonne per day operation were $88.2 million including indirect and contingency costs. While the mineralized inventory outlined to date at the Mamao zone alone would not justify the development of a 1,000 tonne per day operation, the orebodies at Mamao exhibit favorable economics. This should play an important role in any mine development strategy.

During the fourth quarter of 1997, exploration focused on the Lagoa Seca trend, a second major shear zone at Andorinhas approximately six kilometres to the northeast of the Mamao zone. Work included the compilation of past work by CVRD, detailed geologic mapping and an induced polarization (IP) geophysical survey over approximately two kilometres of the mineralized trend. Along with the results of the scoping study Golden Star also reported results from CVRD's past core drilling, which involved 40 core holes, totaling approximately 5,500 metres, on two contiguous zones known as Lagoa Seca 1 and Lagoa Seca 2, over a strike length of approximately 1.1 kilometres. Weak to strong mineralization was intercepted in 33, or 83% of the holes drilled, with 20, or 50% considered strongly mineralized (greater than 2 g Au/t and 2 metres in length). The 20 holes exhibiting strong mineralization yielded an average mineralized interval of approximately 7.4 metres with a weighted average grade of approximately 6.6 g Au/t. Approximately 35% of the holes exhibited strong, near surface mineralization, within the top 30 metres, yielding an average mineralized interval of approximately 9.5 metres with a weighted average grade of approximately 5.3 g Au/t while approximately 67% of the holes exhibit strong mineralization at depth, yielding an average mineralized interval of approximately 6.0 metres with a weighted average grade of approximately 7.6 g Au/t. The mineralized horizons at Lagoa Seca are more steeply dipping (approximately 75 - 80 degrees), have a greater apparent thickness and a higher overall sulfide content than the Mamao zone ore bodies. Previous metallurgical studies by CVRD resulted in estimated gold recoveries in excess of 90% using a conventional CIP flow sheet similar to that suggested for the Mamao orebodies.

The work program for Andorinhas during the first six months of 1998 will focus on conducting an initial core drilling campaign to confirm CVRD's past results and test the potential for down dip extension of the known zones of mineralization over the 1.1-kilometre strike length of the Lagoa Seca zones.
The parameters of the scoping study will be used to evaluate development options, including smaller scale operations or staged development, as additional resources at Lagoa Seca and other potential targets on the Andorinhas property become better understood through further exploration.

During 1997, the Company spent $5.1 million on Andorinhas in continuing exploration and acquisition expenditures. Total exploration and acquisition expenditures in 1996 on the Andorinhas property were $3.4 million. On or about January 30, 1998, CVRD indicated to the Company that it does not intend to contribute in the future its share of the programs and budgets for the project and will therefore be diluted. CVRD may change its position and elect to contribute its then proportional interest to future expenditures. Budgeted expenditures by the Company at the project for the first six months of 1998 are $0.9 million.

AFRICAN PROPERTIES
------------------

GENERAL

All of the Company's interests in mineral properties located in Africa are held through PARC. PARC was established under the Business Corporations Act (Yukon Territory) on February 6, 1996, as a result of the amalgamation, i.e., the
                                                                 ----
merger and continuation as one company (the "PARC Amalgamation"), of Humlin Red Lake Mines Limited, an Ontario corporation ("Humlin"), and PARC, which was then an approximately 85% owned subsidiary of the Company. PARC became a publicly traded company on February 8, 1996, with its common shares quoted on the Canadian Dealing Network.

In February 1998, the Board of Directors of PARC approved a proposal by the Company for a plan of arrangement (the "Arrangement") pursuant to which the Company would acquire all the shares of PARC not already owned by the Company. Under the Arrangement, the Company will issue one common share of the Company in exchange for each 50 common shares of PARC not owned by the Company. The issuance of the common shares by the Company pursuant to the Arrangement has been approved by the Board of Directors of the Company. The effect of the Arrangement will be to transform PARC into a wholly-owned subsidiary of the Company with the minority shareholders of PARC becoming shareholders of the Company. Based on the terms of the proposed transaction the Company will issue 388,590 common shares to acquire the 19,429,282 PARC shares not held by the Company. The special meeting of the shareholders of PARC is scheduled to be held on April 7, 1998 and the Company anticipates the transaction to close in April 1998.

As at December 31, 1997 PARC, had approximately $120,000 in cash which is insufficient to fund its ongoing administration and exploration activities. PARC's limited cash resources have also restricted PARC's ability to seize new opportunities in Africa. The significant decline in the price of gold and the corresponding negative impact on share prices of gold companies has had a material adverse affect on the ability of PARC to access capital on reasonable terms to fund its activities. Acquiring the PARC common shares held by the minority shareholders would allow the Company to better allocate its capital and other resources among its various projects, including those of PARC. The Company would then be in a better position to fund PARC's ongoing exploration activities and continue to seek new growth opportunities in Africa.

All of PARC's mineral properties are located in developing countries where there is a certain amount of political risk inherent in doing business. PARC was initially established to acquire a portfolio of projects in a number of countries across Africa in order to reduce the Company's total risk associated with conducting its activities in this region of the world by ensuring that adverse changes in the business or political environment in one or more countries would not affect PARC's activities in other countries where it operates.

During 1997, PARC spent approximately $3.1 million on exploration and property acquisition as compared to $5.9 million in 1996. The Company has budgeted $0.7 million to explore and administer PARC's remaining projects for the first six months of fiscal 1998.

PARC and its subsidiaries, unless the context specifies otherwise, are hereinafter referred to collectively as PARC.

COMOE PROJECT, IVORY COAST

The Republique de Cote d'Ivoire ("Ivory Coast"), located on the southern coastline of West Africa, covers an area of 322,000 km2 with a population of about 12 million people. Formerly a French colony, Ivory Coast achieved independence in 1960 and is currently governed as a democratic republic. The legal and land title systems of the country are based on French law and the official language is French.

The center of the Comoe property is located approximately 240 km due north of Abidjan, the principal city in Ivory Coast and is accessable by paved road from Abidjan.

On January 10, 1995, the Company and the Ministry of Mines and Energy of the Ivory Coast executed a Protocole d'Accord (the "Comoe Agreement") authorizing the Company to prospect in the Nassian-Bondoukou area, also known in Ivory Coast as the Comoe area. Under the terms of the Comoe Agreement, the Company was granted exclusive reconnaissance rights over a 15,000 km2 area in Ivory Coast until December 1, 1995, together with the right to apply for exploration permits in respect of up to 25% of the Comoe property area (i.e., up
                                                                        ---
to 3,750 km2) by that date. The reconnaissance work included an airborne geophysical survey and ground reconnaissance programs in respect of up to 25% of the Comoe property area. Upon the demonstration of the existence of a commercially exploitable deposit over a specific area an exploration permit may subsequently be converted, under certain conditions, into an exploitation permit covering the such area. PARC still holds five of the twelve exploration permits for gold, diamonds and related minerals that were granted under the Comoe Agreement. PARC has relinquished its rights to the seven other exploration permits that were initially granted under the Comoe agreements . The remaining exploration permits are valid for three years and are renewable for up to four additional years. The minimum expenditure requirements for these permits vary from $170,000 to $640,000 over a three-year period.

The Company formally assigned as of November 29, 1995 its rights in the Comoe Agreement (and any permits derived therefrom) to PARC, subject to approval of the Ivory Coast government. Prior to the assignment, all work and expenditures relating to the Comoe property in furtherance of the Comoe Agreement had already been supervised and funded through PARC.

Work Program

During 1997, PARC spent approximately $890,000 on continued exploration over four of the Comoe permits with the best results from and emphasis placed on the Tanda permit in the northeast of the Comoe property. Work completed on the Tanda permit included a reinterpretation of prior airborne geophysical surveys, 240 kilometres of soil traverses, detailed geologic mapping, 53 auger holes totaling approximately 209 metres and 820 channel samples.

The work on the Tanda permit identified over 20 distinct semi-continuous zones of anomalous gold mineralization over an area 10 kilometres long, close to the faulted contact between Birimian metavolcanic rocks and Tarkwain sediments. Mineralization appears to be associated with low angle thrust sheets that separate the sediments from the metavolcanics. Soil sampling identified 20 anomalies along the zones (>100 metres, > 100 ppb Au) with intervals up to 0.73 g Au/t over 670 metres. On a road cut near the village of Assafou, channel sampling was conducted over 820 metres across an outcrop of what appears to be silicified quartz veined Tarkwain sediments. The majority of the deep road cut proved anomalous with one interval of 210 metres exhibiting a weighted average grade of approximately 1.1 g Au/t.

A budget of approximately $275,000 has been proposed for work on the Tanda permit during the first six months of 1998. The work will focus on better defining and further delineating zones of gold mineralization near the village of Assafou with its anomalous road cut and inferred thrust zones. Proposed work includes further detailed mapping, ground geophysical surveys, detailed soil sampling, augering and rotary air blast (RAB) drilling. The Company is also seeking a partnership arrangement to fund exploration at the project.

NDORI, KENYA

Kenya is a former British colony which gained independence in 1963. The country has a population of approximately 28 million and covers an area of approximately 583,000 km2 in East Africa The official language is English. The government of
Kenya is a democratic republic.   Kenya had a vigorous gold mining industry
during the early 1900's up to World War II. During the period of political turmoil in the 1950's and early 1960's leading up to independence, the Kenyan gold mining industry declined significantly. The current economy is dominated by tourism, coffee and other agricultural exports.

The Ndori property covers 1,300 km2 in western Kenya on the shores of Lake Victoria, due northwest of the city of Kisumu. Access to the property is good with a major road through the center of the property and several other traversing roads.

Pursuant to an agreement dated December 12, 1996, with San Martin Mining Research and Investment Company ("San Martin") and San Martin 96 S.A., PARC was granted the immediate and exclusive right to conduct prospecting, exploration, development or related activities on properties covering an area of approximately 1,300 km2 known as Ndori in the Kisumu region of Kenya. The Ndori license, which permits prospecting and exploration for gold and other precious metals, became effective on March 29, 1988, and expired on December 31, 1997. By its terms, the license is renewable "on application" to the Commissioner of Mines and Geology, made three months prior to expiration, "subject to negotiation" with the Commissioner. PARC was told by San Martin, the title holder and optionor, that it has filed a timely request for renewal and received a written confirmation from the Commissioner of Mines and Geology prior to the date of expiration stating that the license "will be renewed for another term" as soon as possible after its expiration, subject to the provisions of the mining code and the conditions of the license, among other things. The renewal has not been issued to date and there can be no assurance that the renewal will in fact be granted until all conditions are formally deemed met and the license formally renewed. PARC was also granted an exclusive option to apply for and acquire a 75% or greater interest in any mining lease issued pursuant to the Ndori license and any successor rights. In order to maintain its working right and option, PARC must incur expenditures of at least $0.6 million during each of the first and second twelve month periods of the agreement. Any first year expenditures by PARC in excess of $0.6 million shall be credited against PARC's expenditure commitments during the second year. PARC also committed to incur minimum expenditures during the third, fourth and fifth years of the agreement sufficient to maintain the Ndori License in good standing.

The geology of the Ndori property is an extension of the Lake Victoria Gold Field to the south in Tanzania, with the property lying within a well differentiated suite of Archean volcanics. Available geologic data from previous exploration programs by the United Nations Development Program and previous owners suggest the potential for quartz reef hosted, shear zone hosted and intrusive related gold mineralization. Approximately 40 old mines have been exploited on the property, 20 of which included milling facilities. Available records from exploration carried out in the 1980s by third parties indicate an existing calculated mineralized inventory of 100,000 tonnes grading 11.4 g Au/t at the Ngiga mine, 100,000 tonnes grading 13.7 g Au/t at the Coronation mine and 75,000 tonnes grading 9.5 g Au/t at the Kidson mine, totaling approximately 104,000 oz.

During 1997, PARC spent approximately $775,000 to complete a reconnaissance program over the whole of the Ndori property and initiate further investigation of the highest priority anomalies. Existing airborne geophysical surveys and satellite imagery over the property area was digitized and reinterpreted. Termite mound sampling was conducted at a density of one sample per square kilometre over the 1,300 square kilometre property. A total of 1,967 samples, including follow up samples, were collected and analyzed using the BLEG technique. In addition, 428 rock samples were collected and analyzed.

The 1997 work identified four anomalous areas: Western Area, where gold mineralization appears to be controlled by large intersecting structures and granitic intrusions; Abom-Odendo, where mineralization has been identified in and along the margin of a granodiorite intrusion and along cross cutting structures; Barding-Nduru, where gold mineralization appears to be controlled by intersecting structures; and Bondo, where gold mineralization appears also to be controlled by intersecting structures. These four areas host a number of old mines and produced anomalous rock and termite samples. Further follow up work, including 900 metres of trenching and 125 metres of augering, identified the Western Area as the highest priority target with three anomalous zones, Abimbo, Kitson and Kopolo, exhibiting elevated gold values associated within granodiorite intrusions and intersecting structures.

As a result of the Company's budgetary prioritization process, the Ndori property has been placed on care and maintenance at a cost of approximately $10,000 per month. PARC is actively seeking a joint venture partner to fund exploration in exchange for an interest in the property.

OTHER PROPERTIES IN AFRICA

On January 10, 1997, PARC sold its interest in Lafayette Mining Gabon Ltd. ("LMG"), which held an exploration permit on the Eteke property in Gabon, pursuant to the exercise of a right of first refusal by Lafayette Holdings Corp. ("Lafayette") under an option agreement (dated September 4, 1994) and a joint venture agreement (dated May 5, 1995) between Lafayette and PARC. Under its first right of refusal, Lafayette purchased all of PARC's interest in LMG and all related rights and obligations of PARC under the joint venture agreement, the option agreement and any other related agreement for the sum of $640,000. PARC no longer has any interest in the Eteke property.

PARC has an indirect interest in a small scale exploitation authorization and an exploration permit covering the Dioulafoundou project in Mali. The Dioulafoundou project, including the Dioulafoundou and Fougala properties, is located in the Kenieba District of western Mali, situated approximately 350 kilometres west of Bamako, thecountry's capital, and 170 kilometres south of the town of Kayes. On March 7, 1997, PARC granted African Selection Mining Corporation ("ASM") a three-year option to acquire 50% of PARC's current, pending and future rights with respect to the four square kilometre Dioulafoundou property and the contiguous 24 square kilometre Fougala property.

During 1997, exploration was conducted at the Dioulafoundou project by ASM, including ground geophysical surveys, soil and rock sampling, limited trenching and core drilling. By September 1997, ASM had met its minimum exploration expenditures under the option agreement of $450,000. In October 1997, ASM informed PARC of its decision to terminate the option agreement. Following ASM's decision to terminate the option agreement and after evaluating alternatives, PARC relinquished its rights in the Dioulafoundou project and is in the process of relinquishing its rights in the Fougala property.

The Galla Valley property covers an area 30 kilometres long and 10 kilometres wide, located south of the capital city of Asmara in Eritrea. Pursuant to an agreement in 1996 with the Ministry of Energy, Mines and Water Resources of Eritrea, PARC and the Company were granted exclusive rights to explore six license areas of 50 square kilometres each, for a total area of 300 square kilometres in an area known in Eritrea as the Galla Valley. Core drilling in late 1996 and early 1997 failed to demonstrate the potential for bulk-minable gold mineralization at the Adi Rassi and Torat targets in the southern half of the property area. Phase II work through the remainder of 1997 included completion of the regional exploration program over the property and follow up exploration at the Adi Casci target in the northern half of the property area. The initial trenching results obtained at Adi Casci were not extended to depth by a limited 11 hole, 846 meter reverse circulation drilling campaign in late 1997. Since completion of the 1997 program identified no further targets, PARC informed the Ministry of its intention to abandon the property at the conclusion of year two under the agreement in June 1998. After consultation with the Ministry, PARC initiated closure of its Asmara office in December 1997.

The Dul Mountain property is located approximately 500 kilometres west-northwest of Addis Ababa, the capital of Ethiopia. The western boundary of the property is situated along the border with Sudan. Exploration licenses for the Dul Mountain property were granted to the Company pursuant to an agreement with the Ethiopian Ministry of Mines and Energy. The Company subsequently assigned its rights and the exploration licenses granted under the agreement, to PARC.
During 1997, PARC completed a limited program to follow up anomalies identified during 1996 in the eastern portion of the Dul Mountain property following the relinquishment of the western 75% of the property area. Since this program failed to identify any new areas of interest, PARC informed the Ministry of Mines and Energy of Ethiopia of its intention to relinquish the property at the conclusion of year three under the agreements in May 1998. PARC spent approximately $353,000 on exploration on the property in 1997. After consultation with the Ministry, PARC initiated closure of its Addis Ababa office in August 1997.

The Kolissen property covers 2,870 km2 in central Gabon. The Company was granted in August 1995 a three year exploration permit on the Kolissen property. The Company assigned its rights in the permit to PARC as of November 29, 1995, subject to the approval of the Government of Gabon. On February 18, 1997, PARC and the Company signed an option agreement with Adamas Resources Corp. ("Adamas") granting Adamas the sole and exclusive option to acquire a 50% interest in all of PARC's current and future rights to the Kolissen property. Adamas recently informed PARC of its decision to withdraw from the option agreement and therefore relinquish any rights it may have had in the property. PARC does not plan on any further work on this project.

The Melgue property is located approximately 60 kilometres north of the regional centre of Kayes in Western Mali. PARC entered into a mineral agreement dated October 18, 1995 with the Government of Mali represented by the Ministry of Mines, Energy and Hydrology for the Melgue property. The agreement has a term of up to 30 years. An exploration permit covering the Melgue property was granted pursuant to the agreement to PARC on December 11, 1995, for a period of three years. During 1997, PARC conducted limited follow up soil sampling and geologic mapping over areas of interest defined during the 1996 regional exploration program. This follow up program failed to identify anomalous zones warranting further work. PARC is in the process of preparing a final report to the Mali Ministry of Geology and Mines on the Melgue property. PARC has informed the Ministry of its intention to relinquish the permit following acceptance by the government of the final report. PARC has committed to spend at least $680,000 in connection with the Melgue property during the first 24 months following the grant of the exploration permit on December 11, 1995 failing which PARC will have to reimburse the Government of Mali an amount equal to the difference between its commitment of $680,000 and the amount spent
on the project.   PARC  is currently trying to be released from the $560,000 balance of its expenditure commitment in connection with the Melgue property. Although PARC expects to be released from this commitment, there can be no assurance that the government will accede to PARC's request.

On January 20, 1998, PARC and the Company notified Harry Winston Inc., Precious Stones Sierra Leone Baomahun Inc. and Baomahun Gold Mines Ltd. that they were terminating the option agreement concerning the Baomahun, Victoria and Waia properties in Sierra Leone, effective as of the date of the notice, as a result of the duration of a state of "force majeure" under the option agreement for a period of over three years.

In 1997, the Company and PARC jointly applied for an exploration permit for diamonds covering 790 km2 over an area in Ivory Coast known as Tortiya. On February 25, 1998, PARC was notified by the government of the Ivory Coast that the permit has been granted to PARC. Pursuant to an agreement dated February 19, 1998, PARC and the Company have 25% and 75% beneficial interests, respectively, in the property. The Tortiya alluvial/eluvial diamond occurrence was discovered in 1947 and was mined industrially until 1975 producing substantial quantities of gem and near-gem quality diamonds. PARC has budgeted approximately $120,000 for initial stage exploration work on the Tortiya property in the first half of 1998.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

There are currently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties or those of any of its subsidiaries is subject. The Company and its subsidiaries are, however, engaged in routine litigation incidental to their business. No material legal proceedings involving the Company are pending, or, to the knowledge of the Company, contemplated, by any governmental authority. The Company is not aware of any material events of non-compliance with environmental laws and regulations. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. For a description of the type of legal and regulatory environment in which the Company does business. (See "Item
1. Description of Business - Risk Factors" and "Item 2. Description of Properties - General".)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None.


                      Executive Officers of the Registrant
                      ------------------------------------
                             (as of March 13, 1998)

The executive officers of the Company, their ages and their business experience and principal occupations during the past five years are:

         Name               Age                         Office and Experience                          Officer Since
--------------------------------------------------------------------------------------------------------------------
Jeffrey T. Abbott            56  Vice President & Chief Geologist since May 1997 and President                  1995
                                 of Southern Star Resources Ltd. since March 1995; prior thereto
                                 Manager of the Latin America division from October 1994; prior thereto Vice President of Homestake International & Minera
                                 Homestake Chile.
--------------------------------------------------------------------------------------------------------------------
Gordon J. Bell               40  Vice President and Chief Financial Officer of the Company since                1995
                                 November 1995; prior thereto, Vice President and Director, RBC
                                 Dominion Securities Inc. from October, 1994; Vice President,
                                 RBC Dominion Securities Inc. from December, 1991 to October
                                 1994.
--------------------------------------------------------------------------------------------------------------------
Carlos H. Bertoni            46  Vice President, Brazil since June 1997, prior thereto Vice                     1993
                                 President, Exploration (Eastern Division) since 1993 and prior thereto, Exploration Manager.
--------------------------------------------------------------------------------------------------------------------
David A. Fennell             45  Chief Executive Officer of the Company since May 1996;                         1992
                                 President of the Company since May 1992.
--------------------------------------------------------------------------------------------------------------------
Adrian W. Fleming            49  Executive Vice President, Exploration of the Company since May                 1994
                                 1996;  President of PARC since 1995 and of PARC Barbados since
                                 1994; Director, Barnu Pty Limited (industrial minerals mining company) from 1990 to 1993.
--------------------------------------------------------------------------------------------------------------------
Louis O. Peloquin            40  Vice President, General Counsel and Secretary of the Company                   1993
                                 since June 1993; prior thereto, Attorney, McCarthy, Tetrault
                                 (law firm).
--------------------------------------------------------------------------------------------------------------------
Hilbert N. Shields           42  Vice President, Guyana since June 1997 and prior thereto Vice                  1993
                                 President, Exploration (Western Division) since 1993 and prior thereto, Exploration Manager.
--------------------------------------------------------------------------------------------------------------------
Richard A. Winters           35  Vice President, Corporate Development since August 1995; prior                 1995
                                 thereto Senior Analyst, Robertson Stephens & Co. from August
                                 1994; prior thereto Senior Engineer, Phelps Dodge Mining Co.
                                 from January 1993 to August 1994.
--------------------------------------------------------------------------------------------------------------------

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
------- -----------------------------------------------------
STOCKHOLDER MATTERS
-------------------

The Company's common shares are listed on the Toronto Stock Exchange ("TSE") under the trading symbol GSC and the American Stock Exchange ("AMEX") under the trading symbol GSR. As at March 13, 1998, 29,847,892 common shares were outstanding and the Company had 666 shareholders of record. On March 13, 1998, the closing sale price per share for the Company's common shares, as reported by the TSE was Cdn$4.90 and as reported by the AMEX was $3.50. The following table sets forth, for the periods indicated, the high and low market closing prices per share of the Company's common shares as reported by the TSE and the AMEX.

                                              Toronto Stock Exchange                   American Stock Exchange
                                     ----------------------------------------  ----------------------------------------
                                            Cdn$                 Cdn$                   $                    $
                                            High                  Low                 High                  Low
                                     -------------------  -------------------  -------------------  -------------------
1997:
     First Quarter                            22.45                14.25                16.75                10.13
     Second Quarter                           14.80                 9.25                10.63                 6.50
     Third Quarter                            11.00                 5.55                 8.13                 4.00
     Fourth Quarter                            9.65                 3.20                 3.56                 2.19

1996:
     First Quarter                            22.00                 7.25                16.25                 5.19
     Second Quarter                           26.00                17.25                19.13                12.88
     Third Quarter                            27.10                16.75                19.75                11.75
     Fourth Quarter                           28.25                18.00                21.00                12.75

The Company has not declared or paid cash dividends on its common shares since its inception. The Company's dividend policy is reviewed from time to time by its Board of Directors. Future dividend decisions will consider then current business results, cash requirements and the financial condition of the Company.

CERTAIN CANADIAN FEDERAL INCOME TAX CONSIDERATIONS
--------------------------------------------------

The following summarizes the principal Canadian federal income tax considerations applicable to the holding and disposition of a common share of the Company (a "Common Share") by a holder (the "Holder") of one or more Common Shares who is resident in the United States of America and holds the Common Shares as capital property. This summary is based on the current provisions of the Canada-United States Income Tax Convention (1980) (the "Treaty"), Income Tax Act (Canada) (the "Tax Act"), the regulations thereunder and all amendments to the Tax Act publicly proposed by the government of Canada to the date hereof.
It is assumed that each such amendment will be enacted as proposed and there is no other relevant change in any governing law, although no assurance can be given in these respects.

Every Holder is liable to pay a withholding tax on every dividend that is or is deemed to be paid or credited to him on his Common Shares. Under the Treaty, the rate of withholding tax is 5% of the gross amount of the dividend where the Holder is a company that owns at least 10% of the voting stock of the Company and beneficially owns the dividend, and 15% in any other case.

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

DEFINITION OF A PFIC

A PFIC is a corporation not formed in the United States (a "Non-U.S. Corporation") and either (i) 75% or more of its gross income is passive income or (ii) 50% or more of the average value of its assets produce, or are held for the production of, passive income. Passive income for these purposes includes interest, dividends, and certain rents and royalties. For purposes of the foregoing tests, if a Non-U.S. Corporation owns at least 25% by value of the stock of another corporation, it is treated as if it instead owned its proportionate share of the other corporation's assets and received directly its proportionate share of the other corporation's income.

The Company has been advised by Coopers & Lybrand L.L.P. that it should not be treated as a PFIC with respect to shares purchased by U.S. shareholders during 1993, 1994, 1995, 1996, and 1997, although it could potentially be a PFIC with respect to shares acquired by U.S. shareholders prior to 1993. The Company also intends to engage Coopers & Lybrand L.L.P. in the future to analyze whether it is a PFIC in 1998 and subsequent years and will continue to notify shareholders of the results of such future analyses.

CONSEQUENCE OF PFIC CLASSIFICATION IF NO QEF ELECTION MADE

If the Company is classified as a PFIC, U.S. shareholders who do not make timely QEF Elections (as discussed below) will be subject to a number of special adverse tax rules. For example, gain recognized on disposition of PFIC stock or the receipt of an "excess distribution" from a PFIC is (i) treated as if it were ordinary income earned ratably on each day in the taxpayer's holding period for the stock at the highest marginal rate in effect during the period in which it was deemed earned and (ii) subject to an interest charge as if the resulting tax had actually been due in such earlier year or years. (An excess distribution is the amount of any distribution received by the U.S. shareholder during the taxable year that exceeds 125% of the immediately preceding three year average of distributions received from the corporation, subject to certain adjustments.) Proposed United States Treasury Regulations broadly define a disposition to include any transaction or event that constitutes an actual or deemed transfer of property for any purpose under the Code, including (but not limited to) a sale, exchange, gift, transfer at death, and the pledging of PFIC stock to secure a loan. If the tax described above is not imposed on a transfer at death, the recipient of the PFIC stock receives a basis in the transferred stock equal to the lesser of the fair market value or the adjusted basis of the stock in the hands of the shareholder immediately before death. Finally, the foregoing rules will continue to apply with respect to a U.S. shareholder who held the stock of the Company while the Company met the definition of a PFIC even if the Company ceases to meet the definition of a PFIC.

The proposed PFIC regulations herein were proposed to be effective in April 1992 and may apply to all post-1986 years. However, there can be no assurance that such regulations will be adopted in their present form.

CONSEQUENCES OF PFIC CLASSIFICATION IF QEF ELECTION MADE

Most of the foregoing adverse tax consequences can be avoided if (i) the U.S. shareholder makes a timely election to treat the Company as a QEF (a "QEF Election") for the first year of the shareholder's holding period in which the Company is a PFIC (or in a year for which the Shareholder also makes the "Deemed Sale Election" described below) and (ii) the Company provides the U.S. shareholder with a "PFIC Annual Information Statement" pursuant to Temporary Regulations issued by the Internal Revenue Service. U.S. shareholders of a PFIC who make a QEF Election, however, will be taxable currently on their pro rata share of the PFIC's ordinary earnings and net capital gain, unless they make a further election to defer payments of tax on amounts included in income for which no distribution has been received (subject to an interest charge).
Special adjustments are provided to prevent inappropriate double taxation of amounts so included in a U.S. shareholder's income upon a subsequent distribution or disposition of the stock.

A U.S. shareholder makes a QEF Election by filing a Form 8621 with its tax return. In the case of stock owned through a U.S. entity, the election generally must be made at the entity level. A QEF Election must be filed by the due date (taking into account extensions) for filing the U.S. shareholder's income tax return for the taxable year for which the election is made. A copy of the Form 8621 must also be filed with the Philadelphia Internal Revenue Service Center. Once made, the election is effective for the shareholder's taxable year for which it is made and all subsequent taxable years, and may not be revoked without consent of the Secretary of the Treasury. If a U.S. shareholder wishes to make a QEF Election subsequent to the first year of his holding period for stock of a Non-U.S. Corporation that is a PFIC, the U.S. shareholder may further elect to recognize gain (the "Deemed Sale Election") as if it had sold the QEF stock on the first day of the taxable year in which the QEF election is made if (i) the U.S. shareholder holds stock in the PFIC on that day and (ii) the shareholder can establish the fair market value of such stock on that day.

In the event that the Company is classified as a PFIC, the Company intends to comply with the reporting requirements prescribed by Temporary Treasury regulations. In particular, the Company will maintain information so that the ordinary earnings and net capital gains of the Company may be determined. However, future regulations may contain reporting and record-keeping requirements that are so onerous that it would not be practicable for the Company to comply. If, after review of the requirements, the Company determines that it would not be practicable to comply, it will so notify its shareholders.

MARK TO MARKET ELECTION

Under the recently enacted Taxpayer Relief Act of 1997, a U.S. holder of "marketable stock" under the PFIC rules may be able to avoid the imposition of the special tax and interest charge by making a "mark-to-market election". Generally, pursuant to this election, such U.S. holder would include in ordinary income, for each taxable year during which such stock is held, an amount equal to the increase in value of the stock, which increase will be determined by reference to the value of such stock at the end of the current taxable year as compared with its value as of the end of the prior taxable year. U.S. holders desiring to make the mark-to-market election should consult their tax advisors with respect to the application and effect of making such election.

TAXATION OF DIVIDENDS ON THE COMPANY'S STOCK

Subject to the PFIC rules described above for U.S. Federal income tax purposes, dividends paid by the Company (including any Canadian tax withheld thereon) will constitute ordinary dividend income to the extent of the Company's current or accumulated earnings and profits as determined for U.S. Federal income tax purposes, and to the extent in excess of earnings and profits, will first be applied against and reduce the shareholder's basis in such holder's stock, and to the extent in excess of such basis will be treated as gain from the sale or exchange of property. Because the Company is not a U.S. corporation, dividends that it pays will not be eligible for the dividends-received deduction provided for in Section 243 of the Code. If a U.S. shareholder receives a dividend payment in any currency other than U.S. dollars, the amount of the dividend payment for United States Federal income tax purposes will be the U.S. dollar value of the dividend payment (determined at the spot rate on the date of such payment) regardless of whether the payment is in fact converted into U.S. dollars. In such case, U.S. shareholders may recognize ordinary income or loss as a result of currency fluctuations during the period between the date of a dividend payment and the date such dividend payment is converted into U.S. dollars.

Subject to the limitations provided in the Code, the Canadian tax withheld with respect to such dividends should be eligible for the benefits of the foreign tax credit rules of the Code. A shareholder who does not elect the benefits of the foreign tax credit provisions of the Code will be entitled to a deduction for the amount of the Canadian tax withheld.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

The selected financial data set forth below are derived from the audited consolidated financial statements of the Company for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, included elsewhere herein, and should be read in conjunction with those financial statements and the footnotes thereto. The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). For United States GAAP reconciliation items, see the attached consolidated financial statements and notes. Reference should also be made to "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations".

SUMMARY OF FINANCIAL CONDITION DATA AT END OF PERIOD
(Amounts in thousands except per share data)


                       As of          As of          As of          As of          As of
                   December 31,   December 31,   December 31,   December 31,   December 31,
                       1997           1996           1995           1994           1993
--------------------------------------------------------------------------------------------

Working capital          $16,427        $15,287        $11,092        $34,940        $16,735
--------------------------------------------------------------------------------------------

Current assets            20,152         22,182         16,074         38,603         17,574
--------------------------------------------------------------------------------------------

Total assets              89,122         96,283         77,609         85,540         47,299
--------------------------------------------------------------------------------------------

Current                    3,725          6,895          4,982          3,663            839
 liabilities
--------------------------------------------------------------------------------------------

Shareholders'            $79,557        $78,094        $68,388        $79,695        $46,460
 equity
--------------------------------------------------------------------------------------------




                    For the Year    For the Year    For the Year   For the Year    For the Year
                       Ended           Ended           Ended           Ended          Ended
                    December 31,    December 31,    December 31,   December 31,    December 31,
                        1997            1996            1995           1994            1993
-----------------------------------------------------------------------------------------------

Revenue                 $  1,698         $ 2,801        $  5,590        $ 2,736         $   772
-----------------------------------------------------------------------------------------------

Net loss                 (26,584)         (7,780)        (12,181)        (8,785)         (1,650)
-----------------------------------------------------------------------------------------------

Net loss per            $  (0.92)        $ (0.31)       $  (0.54)       $ (0.42)        $ (0.10)
 share
-----------------------------------------------------------------------------------------------

Note: Golden Star did not pay any cash dividends during the fiscal years indicated above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian GAAP. For the U.S. GAAP reconciliation, see attached consolidated financial statements, as well as "Results of Operations" below.

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

RESULTS OF OPERATIONS
---------------------

OVERVIEW

The Company's current business activity focus is the exploration and development (if warranted) of precious metal and diamond deposits within specific geological domains. Under Canadian GAAP, expenditures relating to these activities are capitalized in recognition of the potential future value of prospective targets. Upon completion of the exploration phase, a decision to proceed to the development phase requires that these expenditures reflect the cost of the resultant reserves and be depleted on the unit of production basis over the estimated total reserve to be mined. A decision to discontinue exploration or not to proceed to the development stage for a specific project would result in reducing the capitalized total cost of the exploration program and charging those costs against income. As such, reported net income or loss for the Company may be volatile and principally represents investment revenues received through the investment of idle funds, the surplus received on redemption of preferred shares in OGML held by the Company, and other revenues, as offset by those expenditures which cannot be directly attributed to a specific project and those costs for projects the Company has elected to abandon.

Under U.S. GAAP, exploration and general and administrative expenses related to projects are charged to expense as incurred, whereas under Canadian GAAP, such expenses are capitalized as discussed above. Property acquisition costs are deferred for both Canadian and U.S. GAAP until it is determined whether a project is commercially feasible. In addition, under U.S. GAAP, compensation expense is recorded for the excess of the quoted market price over the option price granted to employees and directors at the date of grant under stock option plans. Under Canadian GAAP, no compensation expense is recorded for such awards. The gains on issuance of subsidiary's common stock recorded under Canadian GAAP in respect of the PARC and Guyanor equity financings would not be recorded under U.S. GAAP. Under U.S. GAAP, accrued severance and social charges resulting from the shut-down of alluvial mining operations at SOTRAPMAG would not have been recorded as of December 31, 1996, as the requirements for accrual were not satisfied.

The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the statement of net loss is as follows:

                                                               For the years ended December 31,
                                                            (In thousands except per share amounts)
                                                          1997               1996               1995
                                                    -----------------  -----------------  -----------------
Net loss under Canadian GAAP                             $(26,584)          $ (7,780)          $(12,181)
Effect of the deferred exploration
 expenditures    on loss for the period                     1,189            (10,231)           (13,610)

Effect of recording compensation expense
 under stock option plans                                     (83)               (85)              (256)

Reversal of the gain on subsidiary's issuance
 of common stock                                                -             (7,719)            (2,575)

Reversal of accruals for severance costs                   (1,115)             1,115                  -
Effect of Omai Preferred Share Redemption                   1,152                520                548
                                                         --------           --------           --------
Net loss under U.S. GAAP before minority
 interest                                                 (25,441)           (24,180)          --------
                                                         --------           --------            (28,074)
                                                                                               --------
Minority interest                                          (1,489)            (1,097)              (256)
                                                         --------           --------           --------
Net loss under U.S. GAAP                                 $(26,930)          $(25,277)          $(28,330)
                                                         ========           ========           ========
Basic and diluted net loss per share under                 $(0.94)            $(1.00)            $(1.24)
 U.S. GAAP                                               ========           ========           ========

1997 Compared to 1996

The Company reported a net loss of $26.6 million in 1997 as compared to a net loss of $7.8 million in 1996. During 1997, the Company recorded property abandonment charges of $22.4 million, including $4.2 million and $4.4 million, respectively, from the relinquishment of certain diamond and gold properties in Guyana, $0.7 million from the write-off of certain diamond properties in Suriname, $1.0 million for the Regina Est property and $0.4 million for other property areas in French Guiana, $2.8 million for portions of property areas in Cote d'Ivoire, $3.4 million for projects in Mali, $2.0 million for the Galla Valley project, $1.2 million for certain gold properties in Brazil and $2.1
million related to various property interests in Bolivia.    The abandonment of
these projects was the result of several factors including exploration results and the assessment and prioritization of exploration projects by

Management to ensure continued focus on the most promising projects in the Company's portfolio. The objective of the project prioritization is to ensure continued funding of projects that the Company believes would offer the greatest potential for meaningful results and new resources and reserves. Of the $22.4 million of property abandonments described above, $12.9 million were recorded in the fourth quarter of 1997.

The Company's consolidated share of the write-downs for Guyanor and PARC was $1.0 million and $5.4 million, respectively, net of minority shareholders' portion of the loss.


The Company, through Guyanor, incurred impairment losses totaling $1.5 million in 1997 for certain inventories and fixed assets at SOTRAPMAG related to the shutdown of alluvial mining operations at SOTRAPMAG. These losses were offset by gains of $0.3 million from the sale of certain equipment from SOTRAPMAG. The Company's consolidated share of these losses was $0.8 million, net of the minority shareholders' portion of the loss.


Total revenues in 1997 decreased to $1.7 million as compared to $2.8 million in 1996 principally due to the shutdown of the alluvial mining operations at SOTRAPMAG in April 1997. Interest and other revenues increased from $1.1 million in 1996 to $1.3 million in 1997 due to the increase in the average cash balance invested during 1997 as compared to 1996. Cost of goods sold decreased to $1.0 million for 1997 as compared to $4.1 million for 1996 as a result of the discontinuation of production at SOTRAPMAG during 1997, with revenue from gold sales in 1997 of $0.4 million, compared to revenue of $1.7 million in 1996. SOTRAPMAG's cost of goods sold exceeded revenues in 1997 by $0.5 million and in 1996 by $2.4 million.

General and administrative expenditures totaled $8.9 million for 1997, as compared to $9.1 million for 1996. Depreciation expense decreased $0.5 million as a result of the decrease in the depreciable asset base due to the write-down of equipment at SOTRAPMAG.


OGML, in which the Company maintains a 30% common share equity interest, reported net income of $5.8 million for the year ended December 31, 1997, compared to a net income of $2.7 million for the year ended December 31, 1996. The Omai Mine produced 338,496 oz of gold in 1997 versus 254,950 oz of gold in 1996. The commissioning of the expanded mill facilities in the third quarter of 1996 contributed to higher production levels in 1997. Approximately $2.5 million was distributed to the Company in 1997 via the redemption of Class "I" preferred shares of OGML, as compared to $1.1 million during 1996.

Under the equity method of accounting, the Company is required to record its share of OGML's losses to the extent that the losses do not exceed the cost of the common share investment in OGML. Accordingly, the Company has not recorded the loss amount, and will commence recognition of future income when its share of accumulated income exceeds its share of accumulated losses. As of December 31, 1997, the Company's share of cumulative equity loss was $1.5 million as compared to $2.7 million as at December 31, 1996.


Various factors, such as market price fluctuations of gold, increased production costs and/or reduced recovery rates may render ore reserves uneconomic or may ultimately result in a restatement of ore reserves or asset write-downs. Moreover, short term factors relating to the ore reserves, such as the need for orderly development of ore bodies, the processing of variable ore grades, and/or other potential problems may impair the profitability of the Omai Mine.

1996 COMPARED TO 1995

The Company reported a net loss of $7.8 million in 1996 as compared to a net loss of $12.2 million in 1995. During 1996, the Company incurred a charge of $5.3 million for the write-off of capitalized exploration for the Eteke project in Gabon, as a result of the sale of the Company's interest in the Eteke project in January. The Company and PARC decided to discontinue exploration activities at Eteke as the project did not meet the standards required by the Company for further exploration activities and the 20% minority interest owner exercised its right of first refusal under the property agreement, purchasing all of PARC's interest for $0.6 million. The Company also incurred a charge to earnings of $4.0 million for write-down of costs capitalized for the Dul Mountain project in Ethiopia. Management came to the conclusion in 1996 that the majority of the property area of the Dul project did not meet the Company's standards and the Company therefore relinquished approximately 75% of the concession area. The Company's consolidated share of the write-downs for the Eteke and Dul projects was $3.1 million and $2.3 million, respectively, net of minority shareholders' portion of the loss.


The Company, through Guyanor, incurred losses totaling $3.2 million in the fourth quarter for write-downs and accruals related to the shutdown of alluvial mining operations at SOTRAPMAG. (See below.) The Company's consolidated share of these losses net of minority interests was approximately $2.2 million.

Offsetting these charges were dilution gains totaling $7.7 million resulting from the sale of shares and exercise of stock options and warrants in the Company's publicly traded subsidiaries PARC and Guyanor. The Company also recorded a gain of $0.9 million on the recovery of abandonment losses recorded in 1995 resulting from the exit of activities in Venezuela.


Total revenues decreased to $2.8 million as compared to $5.6 million in 1995 principally due to operating difficulties and reduced production by SOTRAPMAG. Interest and other revenues decreased from $1.6 million in 1995 to $1.1 million in 1996 due to the decrease in the average cash balance invested during 1996 as compared to 1995. Cost of goods sold decreased to $4.1 million for 1996 as compared to $5.8 million for 1995 as a result of the reduced production levels at SOTRAPMAG during 1996, with revenue from gold sales in 1996 of $1.7 million, compared to revenue of $4.0 million in 1995. Total gold production at SOTRAPMAG in 1996 was 143,562 grams (4,616 oz) compared to 1995 production of 347,295 grams (approximately 11,165 oz). SOTRAPMAG's cost of goods sold exceeded revenues in 1996 by $2.4 million and in 1995 by $1.8 million primarily as a result of higher unit operating costs resulting from lower than expected grades of gold ore mined, lower than planned recoveries of gold due to the delays in changing the recovery methods used, and inefficiencies due to inherited plant operating design and methods. During 1996 and 1995, approximately $0.9 million and $1.0 million, respectively, was spent on improvements in infrastructure and mining and recovery processes at SOTRAPMAG in an effort to increase production and lower unit operating costs.

The alluvial operations conducted through SOTRAPMAG experienced operating losses from its acquisition in 1994 until its closure in 1997. Outside consultants engaged in 1996 to review the operations and make recommendations on how to render the operation profitable concluded that without a significant capital investment to increase production, changes in certain work practices and a reduction in fuel taxes, the operation could not achieve profitability. As a result, the Company, through Guyanor, began in 1996 implementation of a program to discontinue the alluvial operations conducted by SOTRAPMAG. The Company incurred charges to fourth quarter 1996 earnings totaling $3.2 million, including $0.8 million resulting from the write-down of certain fixed assets and inventories, $1.1 million for the write-down of certain capitalized exploration costs related to the alluvial mining operations, $0.1 million for accrual of land rehabilitation and mine closure costs, and $1.1 million for accrual of the severance and other social costs associated with the discontinuation of alluvial production. The Company's share of these losses as at December 31, 1996, was $2.2 million after minority interest. Certain fixed assets, equipment and inventories owned by SOTRAPMAG will be utilized in the ongoing exploration at the Paul Isnard project area and were not subject to a write-down. The final amount of severance and other costs associated with the discontinuation of alluvial production are contingent upon negotiation with the representative of the workers and the French government. The Company also expects to incur operating losses of approximately $0.5 million during the shut-down process during the first quarter of 1997.

General and administrative expenditures totaled $9.1 million for 1996, as compared to $9.4 million for 1995. Depreciation expense increased $0.2 million as a result of an increase in the depreciable asset base through equipment purchases of $1.7 million during 1996 for exploration and support services and inclusion of a full year of depreciation for assets purchased in 1995.


OGML, in which the Company maintains a 30% common share equity interest, reported net income of $2.7 million for the year ended December 31, 1996, compared to a net loss of $2.1 million for the year ended December 31,1995. The Omai Mine produced 254,950 oz of gold in 1996 versus 175,080 oz of gold in 1995. The increase in both earnings and production was achieved after the temporary shut down of the mine resulting from a tailings dam failure in August 1995. The mine re-opened on February 4, 1996. Although the first quarter of 1996 was adversely impacted by the mine closure, the mine achieved record quarterly production in the fourth quarter of

1996. The commissioning of the expanded mill facilities in the third quarter of 1996 contributed to higher production levels. Approximately $1.1 million was distributed to the Company in 1996 via the redemption of Class "I" preferred shares of OGML as compared to $1.2 million during 1995.

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

LIQUIDITY and CAPITAL RESOURCES
-------------------------------

Consolidated cash and short term investments as of December 31, 1997 of $17.4 million increased $1.7 million from $15.7 million as of December 31, 1996, as a result of the Company's public offering in May 1997 of $22.7 million, exercise of Cdn$11.00 warrants for proceeds of $5.4 million, Omai preferred share redemptions of $2.5 million and interest income of $1.2 million, principally offset by net exploration expenditures of $22.8 million and administrative expenditures of $8.9 million during 1997 and other working capital changes of $1.6 million. Working capital as of December 31, 1997, increased $1.1 million to $16.4 million as compared to $15.3 million as of December 31, 1996.


Product and supplies inventories, accounts receivable and other current assets decreased $3.8 million during the year resulting primarily from a decrease in accounts receivable due to reduced exploration spending in 1997 by joint venture partners, collection of outstanding balances owed by the partners and a write-down of inventory totaling $0.1 million related to the shut-down of alluvial mining operations at SOTRAPMAG.

Cash used in investing activities of $19.6 million in 1997 decreased from $23.4 million in 1996 primarily due to the decrease in exploration expenditures related to the Company's operations in Latin America and Africa.

Cash provided by financing activities in 1997 decreased to $29.9 million from $40.3 million in 1996. On May 5, 1997, the Company sold through a prospectus offering 3,025,000 common shares at $7.50 per share for total proceeds of $22.7 million. During 1997, the Company raised $0.2 million from the exercise of stock options and $5.4 million from the exercise of warrants. The Company received $0.1 million from the exercise of Guyanor stock options in 1997 as compared to proceeds of $0.3 million in 1996. Restricted cash balances decreased in 1997 by $1.7 million to $0.3 million, reflecting the reduction in the Company's work program obligations in Ethiopia and Eritrea.

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

No shares had been issued under either Registration Statement or the Canadian prospectuses as of March 13, 1998.

PAN AFRICAN RESOURCES CORPORATION

Total expenditures by PARC in 1997 were $3.1 million, as compared to 1996 expenditures of $5.9 million. During 1997, the Company recorded property abandonments of $8.5 million as the result of the write-down of $2.8 million for portions of property areas in Cote D'Ivoire. $3.3 million for projects in Mali and $2.0 million for the Galla Valley project. During 1996, the Company recorded property write-offs of $4.0 million for expenditures on the Dul Mountain Property in Ethiopia. Total budgeted expenditures on exploration and administration for the first six months of 1998 submitted by management to PARC's Board of Directors were $0.7 million. These expenditures are primarily related to exploration of the Tanda and Tortiya projects in the Ivory Coast, holding costs associated with maintaining the Ndori property in Kenya and general and administrative expenses.

On June 5, 1997, PARC's performance bond requirements under its exploration license agreement with the Government of Eritrea were reduced from $1.3 million to $0.7 million. As a result, the bank guarantee and restricted cash collateral supporting the performance bond were reduced by $0.6 million. In August 1997, the remaining performance bond requirements were released by the Government of Eritrea and the bank guarantee and restricted cash collateral supporting the performance bond were reduced by the remaining $0.7 million. As of September 30, 1997, the Company had no remaining restricted cash balances relating to Eritrea. The Company's performance bond of $0.45 million for the benefit of the Ministry of Mines and Energy in Ethiopia guaranteeing the second year exploration program at the Dul project in Ethiopia expired on October 16, 1997. The letter of credit collateralizing the performance bond expired on October 31, 1997, and the funds held as restricted cash collateral for the letter of credit were released in November 1997.

In May 1997, PARC entered into a demand revolving line of credit with Golden Star, whereby Golden Star would loan PARC up to $2.0 million. On June 27, 1997, the principal and interest on outstanding advances due from PARC totaling $2,018,591 were converted into 7,333,328 PARC Common Shares at a conversion price of Cdn$0.38 per share. As a result, Golden Star's interest in PARC was increased to 63.9%.

As at December 31, 1997, PARC held consolidated cash and short-term investments of approximately $150,000. PARC does not have sufficient cash on hand to fund administrative and exploration expenditures budgeted for the first six months of fiscal 1998.

For most of 1997, PARC relied on capital provided by the Company to fund its operating activities. The significant decline in the price of gold and the corresponding negative impact on the share prices of gold companies has had a material adverse impact on the ability of PARC to access capital on reasonable terms to fund its activities. Due to these factors, the Company announced on December 18, 1997, that it had proposed the Arrangement to the Board of Directors of PARC for the acquisition by the Company of the shares of PARC not already owned by the Company. On February 20, 1998, the Company and PARC announced that the Board of Directors of PARC had approved a proposal by the Company for the Arrangement by PARC which would, if implemented, result in the acquisition by the Company of the shares of PARC not already owned by the Company. Under the Arrangement, the Company will issue one common share of the Company in exchange for each 50 common shares of PARC not owned by the Company. The Company has committed to provide sufficient funds to allow PARC to operate until completion of the Arrangement. The Arrangement is expected to be completed in April 1998. If the Arrangement is approved, PARC will become a wholly owned subsidiary of the Company.

As of December 31, 1997, the Company owned approximately 63.9% of the outstanding common shares of PARC.

GUYANOR RESSOURCES S.A.

Total exploration expenditures for the year ended December 31, 1997, amounted to $11.9 million, offset by joint venture recoveries of $10.0 million, compared to 1996 expenditures of $9.3 million, offset by 1996 joint venture recoveries of $6.9 million. Guyanor recorded property write-downs of $1.0 million related to the relinquishment of the Regina Est project and $0.4 million related to the write-down of other projects.

On October 1, 1997, the Company and Guyanor announced that the Company acquired an additional 1,000,000 Class B common shares of Guyanor at a price of FF11.57 or Cdn$2.71. The total consideration of FF11,570,000 or Cnd$2,710,0000 for the shares was satisfied by reducing the equivalent amount of funds advanced to Guyanor by the Company. The Class B common shares were issued as of October 1, 1997, and the transaction resulted in an increase in the Company's interest in Guyanor from 68.5% to 69.3%.

Guyanor and ASARCO have not yet been able to agree on a work program and budget for the first six months of 1998. Guyanor was informed by ASARCO in February 1998 of its intention to defer exploration spending at the St. Elie/Dieu Merci and Paul Isnard/Eau Blanche projects for the first half of 1998 due to the impact of low copper prices. ASARCO has however reiterated its long term commitment to the projects and informed the Company of its intention to resume drilling when conditions permit. The agreement between Guyanor and ASARCO contains specific provisions on what would happen in the event of a deadlock on a work program and budget. Guyanor is currently discussing with ASARCO how to resolve the current deadlock, in addition to the possible revision of the exploration programs and reduction of activity during the first half of 1998.

In September 1997, Cambior reached its minimum $11.0 million spending commitment at the Yaou/Dorlin projects. As a result, Guyanor began contributing its 50% share of expenditures at Yaou/Dorlin.

As of December 31, 1997, the Company owned approximately 69.3% of the outstanding common shares of Guyanor.

A preliminary budget prepared by Guyanor estimates total spending for the first six months of 1998, exclusive of the St-Elie and Paul Isnard projects of approximately $2.6 million with recoveries from joint venture partners of approximately $0.8 million for net expenditures of $1.8 million. As at December 31, 1997, Guyanor had $0.7 million in cash. Net expenditures are expected to be funded by cash on hand, receivables from joint venture partners for work conducted in 1997 and from working capital provided by Golden Star. Golden Star has committed to provide sufficient working capital to fund Guyanor's operations for the first six months of 1998.


GUYANA

Total 1997 spending on the Company's projects in Guyana amounted to $3.6 million with joint venture recoveries of $0.1 million, compared to 1996 spending of $4.3 million. During 1997, the Company incurred $8.6 million of property abandonment charges related to various gold and diamond properties. The Company has budgeted approximately $0.9 million for exploration on projects in Guyana during the first six months of 1998. OGML has budgeted for the redemption of $2.0 million of Class "I" preferred shares in OGML to be paid to the Company during 1998, compared to $2.5 million received in 1997.


SURINAME

Activities in Suriname during 1997 focused principally on the Gross Rosebel gold project in joint venture with Cambior. Total Suriname spending in 1997 amounted to $11.8 million, offset by joint venture recoveries of $4.7 million, as compared to 1996 spending of $12.0 million, which was offset by joint venture recoveries of $6.4 million. During 1997, the Company incurred $0.7 million of property abandonment charges related to diamond properties in Suriname.
Budgeted 1998 exploration and acquisition expenditures for Suriname are $1.0 million, with budgeted joint venture recoveries of $0.4 million. Expenditures at the Gross Rosebel project are shared equally between the Company and Cambior.


A feasibility study of the Gross Rosebel project was completed in May 1997 as required by the agreement and then updated. Proven and probable gold reserves were estimated at 48.6 million tonnes grading 1.6 g Au/t, representing 2.43 million oz in situ using a gold price of $400 per ounce. Reserves have been subsequently restated using a gold price of $350 per ounce to 35.5 million tonnes grading 1.8 g Au/t, representing approximately 1.99 million ounces in situ. Capital costs for development of the mine are estimated in the feasibility study at $175 million. Cambior is obligated to use its best efforts to arrange debt financing for 65% of mine construction and related costs, with the Company and Cambior each contributing 50% of the remainder of such costs. The Company's share of total mine development costs for Gross Rosebel, based on the feasibility study, is estimated at approximately $30.0 million.

Development of the Gross Rosebel project has been postponed pending resolution of certain development issues and improvement in gold prices. The Company has not budgeted for any of the $30.0 million development expenditures in 1998. At such time as the decision is made to proceed with the development of Gross Rosebel, the Company will evaluate various funding alternatives including the issuance of debt or equity securities or the sale of other assets to fund the $30.0 million development cost.

BRAZIL AND BOLIVIA

During 1997, the Company spent approximately $7.1 million on exploration and project acquisition, compared to $6.3 million in 1996. Anticipated reconnaissance and exploration expenditures for the first six months of 1998 of $1.2 million relate primarily to exploration efforts and property acquisition costs for the Andorinhas projects in Brazil.

The Company recorded property write-downs of $3.3 million in 1997 as a result of relinquishment of the Sunsas and San Simon properties in Bolivia and the write-down of other costs in Brazil. The Company has closed its Bolivian office and suspended its Bolivian operations indefinitely.

YEAR 2000 ISSUES

The Company has determined that it will need to modify or replace portions of its hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed by mid-1999. While Management believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

OTHER MATTERS

The Company conducts all of its exploration and development of mineral properties in countries other than Canada and the United States. To date, the vast majority of all funding has been through equity financing transactions completed in Canada and in Canadian currency (with the exception of the Guyanor offering of its Class B shares on the Nouveau Marche in France and the U.S. $22.7 million raised by the Company in May 1997). The Company currently maintains all or the majority of its working capital in U.S. dollars or U.S. dollar denominated securities and converts funds to foreign currencies as payment obligations come due. Accordingly, the Company is subject to fluctuations in the rates of currency exchange between the U.S. dollar and these currencies, and such fluctuations may materially affect the Company's financial position and results of operations. The Company currently has future obligations which are payable in French francs and Brazilian reals and receivables collectible in French francs. The Company currently does not actively take steps to hedge against such risks. The Company also utilizes the services of outside advisors who provide the Company with market information and strategies to employ in protecting the cash and short term investments held by the Company.

The Company believes that its current activities are in material compliance with applicable laws and regulations designed to protect the environment, except to the extent that non-compliance would not have a material adverse effect on the Company's operations or financial condition. The Company periodically engages specialists to evaluate potential environmental issues for specific projects. The results of these evaluations are utilized in the property evaluation process, where applicable. The Company also evaluates the need for reclamation reserves in light of current laws and regulations and will make provisions for such reserves as they become necessary based on the Company's activities in Africa and South America.

OUTLOOK

In previous years, Management prepared a 12-month budget for presentation to the Board of Directors in December of each year. Due to the uncertainties created by the current low gold price and the resulting impact on the Company's access to capital to fund its operations, this year Management prepared a budget only for the first half of 1998. A budget for the second half of 1998 is expected to be presented for approval by the Board of Directors in June and will reflect the results of the first half exploration efforts, the outlook for gold prices, the demand for gold equities which impacts the Company's access to capital and Management's assessment of alternative sources of capital.

As at December 31, 1997, the Company held consolidated cash and short term investments of $17.4 million. Management anticipates consolidated total expenditures for the first half of 1998 of $11.6 million, with consolidated net expenditures after recoveries from joint venture partners, redemption of preferred shares of OGML and other working capital changes of approximately $7.5 million. The Company has committed to continue funding the working capital requirements of Guyanor for the first half of 1998, which are estimated to be $1.0 million of Guyanor's projected cash needs of $1.6 million for the first half of 1998 million. Management expects the Company to have a consolidated cash position of approximately $10.9 million at June 30, 1998.

The Company's spending during the first half of 1998 is anticipated to be directed primarily toward exploration programs at Andorinhas in Brazil, the Makapa project in Guyana, the BHP Reconnaissance program in Suriname and the Tanda and Tortiya projects in Cote d'Ivoire. Pre-feasibility work is ongoing at the Yaou and Dorlin projects in French Guiana. Existing geologic models of Dorlin are being updated and will serve as the basis for determining mining reserves in support of the pre-feasibility studies, which are anticipated to be completed during the second quarter of 1998. The results of the pre-feasibility studies will guide the determination of additional exploration activity at Yaou and Dorlin during the second half of 1998. Work at the St-Elie and Paul Isnard projects for the first half of 1998 are dependent upon the result of further discussions with Asarco.

No field work is planned at Gross Rosebel in Suriname; however, expenditures have been budgeted for additional work on the feasibility study and environmental impact statement, further engineering and metallurgical work, including the investigation of heap leaching alternatives, and for ongoing holding costs. Expenditures have also been budgeted to complete analytical work associated with core drilling completed on the northwest Guyana diamond projects in late 1997.

Golden Star continues to closely monitor exploration progress at each of its prioritized projects to ensure work programs and capital are allocated to those projects that offer the greatest potential to generate additional reserves and resources. Comprehensive cost reduction programs are being implemented at all operating divisions and at the corporate headquarters to conserve cash resources. Most of the exploration and development spending for the Company and its subsidiaries represent discretionary spending and can be adjusted to reflect, among other things, results of exploration and development activities, the successful acquisition of additional properties or projects, the price of gold and Management's assessment of capital markets.

The Company anticipates that its current cash balances, together with proceeds from the redemption of preferred shares of OGML, proceeds from the exercise of options and warrants, financing provided by joint venture partners the sale of property interests or assets and the sale of common shares and/or debt securities will be sufficient to fund anticipated operating and exploration expenditures for 1998. Whether, and to what extent, such alternative financing options are pursued by the Company or its subsidiaries in 1998 will depend on a number of factors including, among others, results of exploration and development activities; the successful acquisition of additional properties or projects; the price of gold and management's assessment of the capital markets.

In 1998, the Company is required to make property rental payments and minimum exploration expenditures totaling $3.1 million in order to maintain its current property interests per existing mineral agreements. The Company is negotiating the reduction or deferral of these payments where possible.

The Company expects to receive cash flow of approximately $2.0 million from OGML in 1998 through redemptions of Class "I" preferred shares. The amount of redemptions, if any, is dependent on the net cash flow of OGML. The Company received $2.5 million of Class "I" preferred share redemptions in 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

                  Index to Consolidated Financial Statements
                of Golden Star Resources Ltd. and Subsidiaries

Management's Responsibility for Financial Information..........................       64

Auditors' Report...............................................................       65

Consolidated Balance Sheets as of December 31, 1997 and 1996...................       66

Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995..........................................       67

Consolidated Statement of Changes in Shareholders' Equity for the years ended
     December 31, 1997, 1996 and 1995..........................................       68

Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995..........................................       69

Notes to the Consolidated Financial Statements.................................  70 - 96

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL INFORMATION

TO THE SHAREHOLDERS OF GOLDEN STAR RESOURCES LTD.

The consolidated financial statements and all information in the Annual Report are the responsibility of the Board of Directors and management. The consolidated financial statements have been prepared by management based on information available to March 25, 1998, and are in accordance with accounting principles generally accepted in Canada.

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



DAVID A. FENNELL                         GORDON J. BELL
President and                            Vice President and
Chief Executive Officer                  Chief Financial Officer

                                 AUDITORS' REPORT

To the Shareholders of
Golden Star Resources Ltd.:

We have audited the consolidated balance sheets of Golden Star Resources Ltd. as of December 31, 1997 and 1996 and the consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Star Resources Ltd. as of December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in accordance with accounting principles generally accepted in Canada.



/s/ Coopers & Lybrand
Chartered Accountants
Calgary, Canada

March 25, 1998

                           GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)



ASSETS                                                                                 As of December 31,
                                                                                   1997                  1996
                                                                           --------------------  --------------------

CURRENT ASSETS
     Cash and short-term investments                                                  $ 17,399              $ 15,663
     Accounts receivable                                                                 2,238                 5,116
     Inventories                                                                           356                 1,027
     Other assets                                                                          159                   376
                                                                                      --------              --------
          Total Current Assets                                                          20,152                22,182

RESTRICTED CASH                                                                            250                 2,015
DEFERRED EXPLORATION                                                                    65,160                64,721
INVESTMENT IN OMAI GOLD MINES LIMITED                                                    2,126                 3,279
FIXED ASSETS                                                                             1,280                 3,666
OTHER ASSETS                                                                               154                   420
                                                                                      --------              --------
          Total Assets                                                                $ 89,122              $ 96,283
                                                                                      ========              ========

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                         $  2,825              $  5,830
     Accrued wages and payroll taxes                                                       900                 1,065
                                                                                      --------              --------
          Total Current Liabilities                                                      3,725                 6,895

OTHER LIABILITIES                                                                          115                    92
                                                                                      --------              --------
          Total Liabilities                                                              3,840                 6,987
                                                                                      --------              --------

MINORITY INTEREST                                                                        5,725                11,202
                                                                                      --------              --------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 20)                                              -                     -
SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                                          158,001               129,954
     (Common shares, without par value,
     unlimited shares authorized.
     Shares issued and outstanding:
     1997 - 29,797,432; and 1996 - 25,941,103

     Stock option loans                                                                 (4,012)               (4,012)

DEFICIT                                                                                (74,432)              (47,848)
                                                                                      --------              --------
     Total Shareholders' Equity                                                         79,557                78,094
                                                                                      --------              --------
          Total Liabilities and
             Shareholders' Equity                                                     $ 89,122              $ 96,283
                                                                                      ========              ========

  The accompanying notes are an integral part of these consolidated financial statements

Approved by the Board:

By:   /s/ Pierre Gousseland                      By:   /s/ Richard A. Stark
----------------------------                     --------------------------
         Director                                           Director

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)

                                                                            For the Years Ended December 31,
                                                                        1997                1996              1995
                                                                --------------------  ----------------  -----------------
REVENUE
     Precious metals sales                                                 $    443          $  1,723           $  4,007
     Interest and other                                                       1,255             1,078              1,583
                                                                           --------          --------           --------
                                                                              1,698             2,801              5,590
                                                                           --------          --------           --------
COSTS AND EXPENSES
     Cost of goods sold                                                         987             4,097              5,805
     Depreciation and depletion                                                 772             1,246              1,084
     Exploration expense                                                        779               408                977
     General and administrative                                               8,936             9,114              9,358
     Write offs & abandonment of mineral properties                          22,437            10,365              8,750
     Loss (gain) on disposal of assets                                         (302)              (33)               152
     Interest expense                                                            22               189                  8
     Foreign exchange loss (gain)                                                92                (2)              (211)
     Loss on suspension of mining activities                                      -             2,085                  -
     Loss on impairment of inventories and fixed assets                       1,522                 -                  -
     Recovery of abandonment loss                                                 -              (936)                 -
                                                                           --------          --------           --------
                                                                             35,245            26,533             25,923
                                                                           --------          --------           --------

PROFIT (LOSS) BEFORE THE UNDERNOTED                                         (33,547)          (23,732)           (20,333)

Gain on subsidiaries issuance of common shares                                    -             7,719              2,575
Omai preferred share redemption surplus                                       1,388               626                661
                                                                           --------          --------           --------
Net profit (loss) before minority interest                                  (32,159)          (15,387)           (17,097)
                                                                           --------          --------           --------
Minority interest                                                             5,575             7,607              4,916
                                                                           --------          --------           --------

NET PROFIT (LOSS)                                                          $(26,584)         $ (7,780)          $(12,181)
                                                                           ========          ========           ========

NET PROFIT (LOSS) PER SHARE                                                  $(0.92)           $(0.31)            $(0.54)
                                                                           ========          ========           ========

WEIGHTED AVERAGE SHARES OUTSTANDING (in millions of shares)                    28.8              25.2               22.7
                                                                           ========          ========           ========


  The accompanying notes are an integral part of these consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
      (Stated in thousands of United States Dollars except share amounts)



                                             COMMON STOCK              SHARE                STOCK
                                           Number of Shares           Capital            Option Loans         DEFICIT
                                        ----------------------  -------------------  --------------------  --------------

Balance at December 31, 1994                        22,569,972            $105,380               $(1,080)       $(24,605)

Shares Issued                                          105,208                 659                     -               -
Shares Issued Under Options                             94,692                 285                     -               -
Issue Costs                                                  -                  20                     -               -
Stock Option Loans                                           -                   -                   (90)              -
Net Profit (Loss)                                            -                   -                     -         (12,181)
                                                    ----------            --------               -------        --------

Balance at December 31, 1995                        22,769,872            $106,344               $(1,170)       $(36,786)

Shares Issued                                        1,780,712              13,574                     -               -
Shares Issued Under Options                          1,059,469               6,744                     -               -
Shares Issued Under Warrants                           331,050               3,983                     -               -
Issue Costs                                                  -                (691)                    -               -
Stock Option Loans                                           -                   -                (2,902)              -
Stock Option Loan Repayments                                 -                   -                    60               -
Other                                                        -                   -                     -          (3,282)
Net Profit (Loss)                                            -                   -                     -          (7,780)
                                                    ----------            --------               -------        --------

Balance at December 31, 1996                        25,941,103            $129,954               $(4,012)       $(47,848)

Shares Issued                                        3,085,296              22,840                     -               -
Shares Issued Under Options                             97,833                 235                     -               -
Shares Issued Under Warrants                           673,200               5,429                     -               -
Issue Costs                                                  -                (457)                    -               -
Net Profit (Loss)                                            -                   -                     -         (26,584)
                                                    ----------            --------               -------        --------

Balance at December 31, 1997                        29,797,432             158,001               $(4,012)       $(74,432)
                                                    ==========            ========               =======        ========


     The accompanying notes are an integral part of these consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)


                                                                         For the Years Ended December 31,
OPERATING ACTIVITIES:                                                      1997         1996        1995
                                                                        -----------  ----------  ----------

Net profit (loss)                                                         $(26,584)   $ (7,780)   $(12,181)

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and depletion                                                     772       1,246       1,084
Premium on Omai preferred share redemption                                  (1,388)       (626)       (661)
Loss (Gain) on disposal of assets                                             (302)        (33)        152
Write offs and abandonment of mineral properties                            22,437      10,365       8,750
Recovery of abandonment loss                                                     -        (936)          -
Gain on issuance of common shares by subsidiary                                  -      (7,719)     (2,575)
Write-down of equipment                                                      1,522         450           -
Minority interest                                                           (5,575)     (7,607)     (4,916)
Changes in non-cash operating working capital                                  516       1,990      (1,176)
                                                                          --------    --------    --------
  Net Cash Used in Operating Activities                                     (8,602)    (10,650)    (11,523)
                                                                          --------    --------    --------

INVESTING ACTIVITIES:
Expenditures on mineral properties, net of joint venture recoveries        (22,877)    (24,279)    (21,295)
Proceeds from sale of property interest                                          -         640           -
Equipment purchases                                                           (353)     (1,735)     (1,723)
Depreciation capitalized as deferred exploration                               342           -           -
Omai Preferred Share Redemption                                              2,541       1,145       1,209
Proceeds from sale of equipment                                                486           -           -
Other assets and investment                                                    266         787         652
                                                                          --------    --------    --------
  Net Cash Used in Investing Activities                                    (19,595)    (23,442)    (21,157)
                                                                          --------    --------    --------

Financing Activities:
Restricted cash                                                              1,765         450      (2,465)
Other liabilities                                                               22          (6)         (4)
Proceeds from issuance of subsidiary stock                                       -      19,987       9,426
Offering costs of subsidiary stock issues                                      (25)     (1,461)     (1,118)
Increase in minority interest                                                  124         518       1,078
Issuance of share capital and warrants, net of issue costs                  28,047      23,610         964
Stock option loan receipts (additions)                                           -      (2,841)        (90)
                                                                          --------    --------    --------
  Net Cash Provided by Financing Activities                                 29,933      40,257       7,791
                                                                          --------    --------    --------

Increase (Decrease) in cash and short-term investments                       1,736       6,165     (24,889)
Cash and short-term investments, beginning of period                        15,663       9,498      34,387
                                                                          --------    --------    --------
Cash and short-term investments, end of period                            $ 17,399    $ 15,663    $  9,498
                                                                          ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
     (All tabular amounts in thousands of United States Dollars)

1.     FORMATION OF THE COMPANY
-------------------------------

In May of 1992, the shareholders of Golden Star Resources Ltd. ("Golden Star" or the "Company") and South American Goldfields ("South American"), respectively agreed to a business combination of the two companies. Neither company was under common control prior to the amalgamation. This combination was considered to be an amalgamation under the Canada Business Corporations Act and was effective May 15, 1992. The amalgamation was treated as a purchase by the Company for accounting purposes. Concurrent with the amalgamation, the common shares of the Company were consolidated on a one-for-two basis. The Company's fiscal year end is December 31, and commencing on May 15, 1992, the Company changed its reporting currency to the United States dollar. However, if the Company were to declare a dividend to its shareholders, it would be paid in Canadian dollars.

2.     DESCRIPTION OF BUSINESS
------------------------------

The Company is engaged in the business of exploration, acquisition and development of precious minerals deposits in both South America and Africa. The Company's common shares trade on the Toronto Stock Exchange under the symbol "GSC", and on the American Stock Exchange under the symbol "GSR".

Efforts in South America are focused on property interests in Guyana, Suriname, French Guiana (through Guyanor Ressources S.A.), and Brazil (through Southern Star Resources Ltd.). The Company is also actively pursuing new projects in these countries in addition to other South American countries.

Efforts in Africa are focused on property interests in Kenya and Ivory Coast and are conducted through the Company's majority owned subsidiary, Pan African Resources Corporation.

All of the Company's projects are conducted through agreements with third parties and national governments and/or pursuant to permits and licenses granted by appropriate authorities. When deemed appropriate, certain projects are pursued on a joint venture basis to share the associated risk and to assist in project funding.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). The following policies have been adopted by the Company.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiaries. All material intercompany balances and transactions have been eliminated. The consolidated group includes the following as of December 31, (all entities are 100% owned by the Company, unless otherwise noted):

1997:                                                    1996:
-------------------------------------------------------  ---------------------------------------------------------

  Golden Star Holdings Ltd.                              Golden Star Holdings Ltd.
  Venezuela Investments Ltd.                             Venezuela Investments Ltd.
  Golden Star Management Ltd.                            Golden Star Management Ltd.
  Pan African Resources Corporation (63.9%)              Pan African Resources Corporation (58%)
  Southern Star Resources Ltd.                           Southern Star Resources Ltd.
  Guyanor Ressources S.A. (69.3%)                        Guyanor Ressources S.A. (68%)
     Societe de Travaux Publics                          Societe de Travaux Publics
     et de Mines Auriferes en                            et de Mines Auriferes en
     Guyane ("SOTRAPMAG") (99%)                          Guyane ("SOTRAPMAG") (99%)
  Caystar Holdings Ltd.

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

INVENTORIES

Gold inventory includes gold and gold concentrate and is recorded at its estimated market value. Materials and supplies are valued at the lower of average cost or replacement cost.

RESTRICTED CASH

In certain countries where the Company conducts business, the governments require performance bonds to be placed for certain amounts of the agreed-upon exploration expenditures. The cash collateralizing these bonds is shown as a non-current asset as the funds are not available for use in operations until the bond amounts are reduced or released by the governments.

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

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

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

As the functional currency of the Company is the U.S. dollar, monetary assets and liabilities are translated at the rate of exchange prevailing at the end of the period. Non-monetary assets and liabilities are translated at the rates of exchange prevailing when the assets were acquired or the liabilities assumed. Revenue and expense items are translated at the average rate of exchange during the year. Translation gains or losses are included in the determination of net income for the period. Fully integrated foreign subsidiary accounts are translated using the same method.

Canadian currency in these financial statements is denoted as "Cdn$", French currency is denoted as "FF", and Brazilian currency is denoted as "R".

NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Common share equivalents are not included as the effect would be anti-dilutive.

INVESTMENT IN OMAI GOLD MINES LIMITED

The investment in Omai Gold Mines Limited ("OGML") is accounted for using the equity method. Redemptions of preferred shares of OGML are allocated to the Investment in Omai account and to Premium on Omai Preferred Share Redemption on the basis of the Company's share of costs incurred as a percentage of the total value of the preferred shares.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments are comprised of short-term investments, accounts receivable, restricted cash, the investment in OGML, accounts payable, accrued liabilities and accrued wages and payroll taxes. The fair value of cash and short-term investments, accounts receivable, accounts payable, accrued liabilities and accrued wages and payroll taxes equals their carrying value due to the short-term nature of these items. The fair value of restricted cash is equal to the carrying value as the cash is invested in short-term high quality instruments. The fair value of the Company's investment in OGML cannot be determined with sufficient reliability, and information concerning the terms and conditions of this investment is contained in Note 8.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

4.     INVENTORIES
------------------

                                                             December 31,                     December 31,
                                                                 1997                             1996
                                                    -------------------------------  -------------------------------

       Gold Inventory                                            $  53                           $  384
       Materials and Supplies                                      303                              643
                                                                 -----                           ------
                                                                 $ 356                           $1,027
                                                                 =====                           ======

In December 1996, the Company initiated a program to discontinue alluvial mining operations conducted by SOTRAPMAG. An evaluation of the materials and supplies inventories held by SOTRAPMAG and used in the alluvial mining operations was conducted. As a result, inventories totaling $0.3 million were deemed obsolete and were charged to loss in 1996. (See Note 6.) In September 1997, the remaining materials and supplies inventories of $0.08 million held by SOTRAPMAG were charged to loss.

5.     Sale of Common Shares and Warrants by Subsidiaries
---------------------------------------------------------

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

Immediately prior to the effectiveness of the arrangement and the closing of the offering, the Company converted all of the outstanding debt owed to it at January 31, 1995 by Guyanor with accrued interest, aggregating $22.1 million, as follows: (i) Guyanor issued to the Company 13,250 common shares in exchange for $8.8 million in debts and accrued interest which, following subdivision and redesignation of the common shares as Class A common shares and the transfer to the Company by each holder of "qualifying" shares all but one common share, equaled 22.5 million Class A common shares, and (ii) 8,837,802 Class B common shares at an issue price of Cdn$2.10 per share reducing the debt by a further $13.3 million. After the arrangement and the public offering, the Company owned approximately 70% of the outstanding voting shares of Guyanor.

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

On October 9, 1997, the Company and Guyanor announced that the Company has agreed to acquire an additional 1,000,000 Class B common shares of Guyanor at a price of FF11.57 or Cdn$2.71. The total consideration of

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

FF11,570,000 or Cnd$2,710,000 for the shares will be satisfied by reducing the equivalent amount of funds advanced to Guyanor by the Company. The Class B common shares were issued on October 30, 1997, and the transaction resulted in an increase in the Company's interest in Guyanor from 68.5% to 69.3%.

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

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

forgave indebtedness owed to it by PARC Barbados of $0.3 million, incurred for funding of PARC Barbados' exploration activities from December 1995 through completion of the private placement.

In May 1997, PARC entered into a demand revolving line of credit with Golden Star, whereby Golden Star would loan PARC up to $2.0 million. On June 27, 1997, the principal and interest on outstanding advances due from PARC totaling $2,018,591 were converted into 7,333,328 PARC Common Shares at a conversion price of Cdn$0.38 per share. As a result, Golden Star's interest in PARC was increased to 63.9%.

6.     SUSPENSION OF ALLUVIAL MINING OPERATIONS AT SOTRAPMAG
------------------------------------------------------------

The alluvial operations conducted through SOTRAPMAG experienced continuing operating losses since their acquisition in 1994 with operating losses of $1.8 million in 1995 and $2.4 million in 1996. As a result of the conclusions from a report by outside consultants in 1996, management decided to discontinue the alluvial operations conducted by SOTRAPMAG. Closure procedures, including land rehabilitation and Company-provided outplacement services were substantially completed by the end of 1997.

The Company, through its ownership interest in Guyanor, incurred charges to 1996 earnings totaling $3.2 million, including $0.8 million resulting from the write-down of certain fixed assets and inventories, $1.1 million for the write-down of certain capitalized exploration costs related to the alluvial mining operations, $0.1 million for accrual of land rehabilitation and mine closure costs, and $1.1 million for accrual of the severance and other social costs associated with the discontinuation of alluvial production. All accruals for future obligations are
included in current liabilities.    In 1997, the Company incurred, through its
ownership interest in Guyanor, additional losses on impairment of assets of $1.5 million offset by gains on sales of assets of $0.3 million.

7.     Deferred Exploration
---------------------------

                                                                       December 31,   1997         December 31,   1996
                                                                    --------------------------  -------------------------
GUYANA
     Eagle Mountain                                                          $ 1,136                     $   111
     Quartz Hill                                                               1,347                       1,347
     Upper Potaro Diamond / Amatuk Diamond                                         -                       1,010
     Mazaruni / Upper Mazaruni Diamond                                             -                       2,729
     Five Star Diamond                                                         2,360                       1,097
     Wenamu Gold                                                                   -                         512
     Five Stars Gold                                                           3,684                       5,767
     BHP Gold Projects                                                           333                         151
     Guyana Diamond Permits                                                      109                          27
     Other                                                                        97                       1,376
                                                                             -------                     -------
                                                                               9,066                      14,127
                                                                             -------                     -------

SURINAME
     Benzdorp / Lawa                                                           3,344                       3,341
     Gross Rosebel                                                            13,892                       9,494
     Headley's Right of Exploration                                              311                         311
     Thunder Mountain                                                            453                         453
     Saramacca                                                                 1,862                       1,569
     Sara Kreek                                                                  581                         155
     Tempati Reconnaissance                                                      344                         161
     Tapanahony Reconnaissance                                                   251                          86
     Kleine Saramacca                                                            107                         104
     Lawa / Antino                                                             2,096                         764
     Suriname Diamond Projects                                                     -                         310
     Ulemari Reconnaissance                                                      291                          53
     Other                                                                       (17)                        252
                                                                             -------                     -------
                                                                              23,515                      17,053
                                                                             -------                     -------

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

                                                                        December 31,   1997       December 31,   1996
                                                                      ------------------------  ------------------------
FRENCH GUIANA (Guyanor Ressources S.A.)
     Dorlin                                                                  $ 1,330                     $   628
     St-Elie                                                                   1,973                       1,973
     Dieu-Merci                                                                  382                         382
     Yaou                                                                      7,130                       7,087
     Paul-Isnard / Eau Blanche                                                 3,629                       3,629
     SOTRAPMAG                                                                 1,987                       1,520
     Dachine                                                                   1,234                         575
     Other Diamond Projects                                                        -                         204
     Other                                                                        81                       1,331
                                                                             -------                     -------
                                                                              17,746                      17,329
                                                                             -------                     -------

AFRICA (PAN AFRICAN RESOURCES CORPORATION)
     Mali / Dioulafoundou                                                                                 2,763
     Mali / Melgue                                                                  -                        56
     Mali / Other                                                                   -                        30
     Ivory Coast / Comoe                                                        2,092                     3,951
     Eritrea / Galla Valley                                                         -                     1,317
     Eritrea / Other                                                                -                        55
     Kenya / Ndori                                                              1,677                       901
     Other                                                                          8                        53
                                                                              -------                   -------
                                                                                3,777                     9,126

LATIN AMERICAN (SOUTHERN STAR RESOURCES LTD.)
     Brazil / Andorinhas                                                        8,490                     3,371
     Brazil / Abacaxis                                                          2,096                     1,307
     Brazil / Other                                                               189                       869
     Bolivia / San Simon                                                            -                       768
     Bolivia / Sunsas                                                               -                       198
     Bolivia / Other                                                              173                       573
                                                                              -------                   -------
                                                                               10,948                     7,086
                                                                              -------                   -------

OTHER                                                                             108                         -
                                                                              -------                   -------

TOTAL DEFERRED EXPLORATION COSTS                                              $65,160                   $64,721
                                                                              =======                   =======

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

DEFERRED EXPLORATION BY COUNTRY / GEOGRAPHIC REGION

                                                                  FRENCH                                  LATIN
                                 TOTAL     GUYANA   SURINAME      GUIANA       VENEZUELA    AFRICA       AMERICA     OTHER
                             ---------------------------------------------------------------------------------------------

December 31, 1994              $ 38,952   $ 7,412    $ 8,577        $ 14,994     $ 3,920   $ 3,934         $    71    $ 44

Deferred Exploration
 Expenditures                    29,844     4,358      6,924           6,547       1,398     9,872             745       -

Additions & Acquisitions            775        29          -               -           -       705              41       -
Write-offs & Property
 Abandonments                    (8,750)   (1,786)         -            (156)     (5,318)   (1,404)            (65)    (21)

Joint Venture Recoveries         (9,485)        -     (4,313)         (5,172)          -         -               -       -
Net Drilling (Recoveries)
 Expenditures                       121       (41)       268            (106)          -         -               -       -

Reclass to other properties         (10)        -          -               -           -         -               -     (10)
                             ---------------------------------------------------------------------------------------------
DECEMBER 31, 1995                51,447     9,972     11,456          16,107           -    13,107             792      13

Deferred Exploration
 Expenditures                    33,481     3,482     11,232           8,878           -     5,121           4,768       -

Additions & Acquisitions          4,279       812        770             403           -       768           1,526       -
Write-offs & Property
 Abandonments                   (10,365)       (9)         -          (1,126)          -    (9,230)              -       -

Joint Venture Recoveries        (13,468)     (130)    (6,405)         (6,933)          -         -               -       -
Proceeds From Sale of
 Property Interest                 (640)        -          -               -           -      (640)              -       -

Reclass to Other Properties         (13)        -          -               -           -         -               -     (13)
                             ---------------------------------------------------------------------------------------------
DECEMBER 31, 1996                64,721    14,127     17,053        $ 17,329           -     9,126           7,086       -

Deferred Exploration
 Expenditures                    35,688     3,748     11,483          11,549           -     3,064           5,749      95

Additions & Acquisitions          2,076      (112)       323             386           -        46           1.435      (2)
Write-offs & Property
 Abandonments                   (22,437)   (8,578)      (668)         (1,425)          -    (8,459)         (3,322)     15

Joint Venture Recoveries        (14,888)     (119)    (4,676)        (10,093)          -         -               -       -
                             ---------------------------------------------------------------------------------------------
DECEMBER 31, 1997              $ 65,160   $ 9,066    $23,515        $ 17,746           -   $ 3,777         $10,948    $108
                             =============================================================================================

In 1998, the Company is required to make property rental payments and minimum exploration expenditures totaling $3.1 million in order to maintain its current property interests per existing mineral agreements. The Company is attempting to negotiate the reduction or deferral of these payments where possible.

The Company reported a net loss of $26.6 million in 1997 as compared to a net loss of $7.8 million in 1996. During 1997, the Company recorded property abandonment charges of $22.4 million, including $4.2 million and $4.4 million, respectively, from the relinquishment of certain diamond and gold properties in Guyana, $0.7 million from the write-off of certain diamond properties in Suriname, $1.0 million for the Regina Est property and $0.4 million or other property areas in French Guiana, $2.8 million for portions of property areas in Cote d'Ivoire, $3.4 million for projects in Mali, $2.0 million for the Galla Valley project, $1.2 million for certain gold properties in Brazil and $2.1 million related to various property interests in Bolivia. The abandonment of these projects was the result of several factors including exploration results and the assessment and prioritization of exploration projects by Management to ensure continued focus on the most promising projects in the Company's portfolio. The objective of the project prioritization is to ensure continued funding of projects that the Company believes would offer the greatest potential for meaningful results and new resources and reserves. Of the $22.4 million of property abandonments described above, $12.9 million were recorded in the fourth quarter of 1997.

In December 1996, PARC was granted an option by San Martin Mining and Investment Company Limited ("San Martin") relating to the Ndori property in Kenya. Under the terms of PARC's option to acquire 75% of the Ndori

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

property, PARC has made payments to San Martin totaling $0.6 million and must make minimum annual expenditures of $0.6 million for each of two years. In addition, PARC must relinquish 50% of the original property area after 24 months and a further 25% of the original area after 36 months.

In January 1997, PARC announced the sale of its 80% interest in Lafayette Mining Gabon Ltd. ("LMGL"), the indirect holder of the Eteke Exploration Permit, to Lafayette Holdings Corp., the 20% minority interest owner of LMGL. Lafayette Holdings Corp. exercised its right of first refusal under the LMGL shareholder agreement and purchased PARC's 80% interest in LMGL for $640,000. As a result, the Company wrote off deferred exploration expenses related to the Eteke Exploration Permit totaling $5.3 million in the fourth quarter of 1996. The Company's share of this charge, after minority interest, was $3.1 million.

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

In the fourth quarter of 1996, the Company decided to discontinue alluvial mining operations at SOTRAPMAG and, as a result, wrote-off certain capitalized exploration costs related to the alluvial operations in 1996 totaling $1.1 million. (See Note 6.)

On December 8, 1995, the Company announced its plan to write off past expenditures covering the Baomahun gold property in Sierra Leone, Africa. On October 19, 1994, PARC signed an option agreement covering the Baomahun property. Due to increasing security problems and civil unrest in Sierra Leone, the Company announced a temporary suspension of activities in Sierra Leone on March 6, 1995. Since that time, the Baomahun option agreement has been under force majeure. On January 20, 1998, PARC and the Company notified Harry Winston Inc., Precious Stones Sierra Leone Baomahun Inc., and Baomahun Gold Mines Ltd. that they were terminating the option agreement concerning the Baomahun, Victoria and Waia properties in Sierra Leone, effective as of the date of the notice, as a result of the duration of a state of force majeure under the option agreement for a period of over three years. The decision to write off the expenditure is a result of the 1996 budgeting and project prioritization process for PARC and recognition of continuing security problems and civil unrest in Sierra Leone that may not be resolved in the near term. The expenditures in Sierra Leone written off by the Company in the fourth quarter of 1995 totaled $1.2 million.

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

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

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

On March 31, 1993, Guyanor signed an option agreement under which it could earn a 100% interest in an exploration permit on a property known as Esperance. In March 1995, Guyanor elected not to exercise this option. The option lapsed on March 31, 1995. This decision was made after Guyanor's geologists concluded that the potential for a large tonnage disseminated gold deposit on the property was limited. The charge against earnings for the twelve months ended December 31, 1995 was $0.2 million.


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

8.     INVESTMENT IN OMAI GOLD MINES LIMITED
--------------------------------------------

During 1991, the Company acquired a 35% common share equity interest for a nominal amount OGML, a Guyanese company established to build and operate the Omai Mine in Guyana. This common share equity interest was reduced to 30% on April 1, 1993 pursuant to the exercise of an option granted to Cambior.

In addition, the Company received approximately $11.0 million of Class "I" redeemable preferred shares of OGML in recognition of cumulative exploration costs amounting to $5.0 million incurred to date by the Company on the Omai project with the remainder incurred by a former joint venture partner. In accordance with the Omai Mineral Agreement these preferred shares are required to be redeemed quarterly with a minimum redemption amount equal to 10% of the operating cash flow, as defined, of OGML. The Company received preferred share redemptions of $1.2 million, $1.1 million and $2.5 million in 1995, 1996 and 1997 respectively. These amounts are allocated to the Investment in OGML account and to Premium on Omai Preferred Share Redemption on the basis of the Company's share of costs incurred as a percentage of the total value of the Class "I" preferred shares.

Under the equity method of accounting, equity investors are required to record their share of the net loss of the investee to the extent that these losses do not exceed the investment in common share equity of the investee. Accordingly, the Company has not recorded its share of OGML's loss for the years ended December 31, 1994,

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

1995, 1996 and 1997. The Company will commence recognition of equity income when its share of accumulated income exceeds the amount of unrecognized equity losses.

Details regarding the Company's investment in the common and preferred share equity and its share of equity losses not recorded are as follows:


                                                              Common                    Preferred
                                                              Shares                     Shares
                                                    --------------------------  -------------------------
December 31, 1994                                         $        -                   $ 4,346
Less:
Preferred Share Redemptions                                        -                    (1,209)
Add:
Premium on Preferred Share Redemptions                    $        -                       661
                                                          ----------                   -------
December 31, 1995                                         $        -                   $ 3,798
Less:
Preferred Share Redemptions                                        -                    (1,145)
Add:
Premium on Preferred Share Redemptions                             -                       626
                                                          ----------                   -------
December 31, 1996                                         $        -                   $ 3,279
Less:
Preferred Share Redemptions                                        -                    (2,541)
Add:
Premium on Preferred Share Redemptions                             -                     1,388
                                                          ----------                   -------
December 31, 1997                                         $        -                   $ 2,126
                                                          ==========                   =======

     THE COMPANY'S SHARE OF
      ACCUMULATED LOSSES AT:

December 31, 1995                                         $   (3,401)
                                                          ==========
December 31, 1996                                         $   (2,713)
                                                          ==========
December 31, 1997                                         $   (1,507)
                                                          ==========

SUMMARIZED FINANCIAL INFORMATION OF OGML:

                                                                    As of December 31,
                                                              1997                     1996
                                                     -----------------------  -----------------------

Current assets                                                $ 25,175                 $ 29,923
Non-current assets                                             200,367                  219,997
Current liabilities                                             11,671                   25,961
Non-current liabilities                                        162,629                  172,995
Redeemable preferred shares:
     Class I                                                     5,305                    7,886
     Class II                                                        -                    2,919
     Class III                                                  50,243                   50,242

                                                         For the Years Ended December 31,
                                                 1997                  1996                  1995
                                         --------------------  --------------------  ---------------------
Revenues                                         $145,087              $107,199               $74,622
Expenses                                          139,309               104,463                78,584
Net income (loss)                                $  5,778              $  2,736               $(2,125)

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

At December 31, 1997 and 1996, the difference between the Company's carrying value of its investment in OGML and its equity share of net assets was as follows:

                                                                   As of December 31,
                                                              1997                     1996
                                                     -----------------------  ----------------------
30% of OGML net assets                                       $15,373                 $15,289
Carrying value of investments                                  2,126                   3,279
                                                             -------                 -------
Difference                                                   $13,247                 $12,010
                                                             =======                 =======


This difference between the Company's equity share of OGML net assets and its carrying value has not been recorded.

On August 19, 1995, a failure occurred in the main section of the tailings dam at the Omai Mine. The failure resulted in the discharge of cyanide-contaminated water into the Omai River, which in turn flowed into the Essequibo River. The discharge began on August 19, 1995, and continued until the leakage was fully controlled by Omai personnel on August 24, 1995. To minimize environmental damage, a portion of the discharged water was diverted into the Fennell Pit, the main source of gold at the Omai Mine. Production at the Omai Mine was suspended from August 19, 1995, until February 4, 1996, when operations resumed.

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

9.     FIXED ASSETS
-------------------

                                                                   December 31,                 December 31,
                                                                       1997                         1996
                                                           ----------------------------  --------------------------
Building                                                              $    0                    $ 1,833
Machinery & equipment                                                  3,239                      4,676
                                                                      ------                    -------
                                                                       3,239                      6,509
                                                                      ------
Accumulated depreciation                                              (1,959)                    (2,843)
                                                                      ------                    -------
                                                                      $1,280                    $ 3,666
                                                                      ======                    =======

In December 1996, the Company initiated a program to discontinue alluvial mining operations conducted by SOTRAPMAG. An evaluation of the fixed assets held by SOTRAPMAG and used in the alluvial mining operations was conducted. As a result, fixed assets totaling $0.4 million were deemed obsolete and were charged
to loss for 1996.  (See Note 8.)   During 1997, the Company sold certain
machinery and equipment from the mine site and recognized gains of $0.3 million. In September 1997, the decision was made that the remaining assets were not saleable and would be written off and charged to loss.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

10.  SHARE CAPITAL
---------------------

A)   ISSUANCE OF SHARE CAPITAL

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

No shares were issued under either Registration Statement or the Canadian prospectuses as of December 31, 1997.

On May 5, 1997, the Company sold through a prospectus offering 3,025,000 common shares at $7.50 per share for total proceeds of $22.7 million. These shares were issued under the Company's shelf prospectus in the United States and Canada dated September 25, 1996, and October 15, 1996, respectively.


B)  STOCK OPTION PLANS

STOCK OPTIONS

As a result of changes in U.S. securities laws, the Company adopted in 1997 a new stock option plan, the 1997 Stock Option Plan (the "1997 Plan"). Under this plan, the Employees' and Directors' Plans were combined into one plan. The Company obtained shareholder approval for this plan on June 10, 1997. The Employees' and Directors' Plans were terminated as of June 10, 1997, and the outstanding options were assumed under the 1997 Plan. Options granted under the 1997 Plan are non-assignable and are exercisable for a period of ten years or such other date as stipulated in a stock option agreement between the Company and an optionee. The maximum number of shares issuable under the plan is 5,600,000. The number of common shares vested and exercisable under the plan at December 31, 1997, was 3,352,681. The number of common shares vested and exercisable under the Employees' and Directors' Plans as of December 31, 1996, was 2,221,227.

STOCK OPTION LOANS

As of December 31, 1997, and 1996, employees had exercised their rights under employee stock option loan agreements and purchased 1,029,012 and 1,029,012 common shares, respectively, against which there were outstanding loans of Cdn$4.0 million and Cdn$4.0 million, respectively. Of the 1997 and 1996 outstanding loan balances, approximately Cdn$4.0 million and Cdn$4.0 million, respectively, relates to loans to two employees, one a director and the other an officer of the Company. These loans are non-interest bearing and must be repaid within five years from the date of exercise unless the loan term is extended by vote of the Board of Directors. The shares are held by a trustee and, in the event of non-payment, the sole recourse for repayment and recovery of the loans shall be as against pledged shares. In the event that the loans are not repaid and the shares are sold at a loss, only the net proceeds will be credited to share capital. The average exercise price of the underlying shares regarding

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

outstanding loans as at December 31, 1997, and 1996 was Cdn$5.26 and Cdn$5.26, respectively. The loans outstanding at December 31, 1997, are due as follows:



1998                            518
1999                            497
2000                             94
2001                          2,903
                             ------
                             $4,012
                             ======

SCHEDULE OF STOCK OPTION ACTIVITY

                                         SHARES UNDER OPTION              PRICE (CDN$)
                                        EMPLOYEES   DIRECTORS      EMPLOYEES         Directors
                                       -----------  ----------  ----------------  ---------------

SHARES UNDER OPTION AT DECEMBER 31,
 1994                                  1,655,092     342,500     $2.30 to $17.10   $2.30 to $16.88



Activity:

Granted                                 1,101,550      80,000    $6.38 to $9.38    $8.67 to $10.50
Exercised                                 (62,192)    (32,500)   $2.30 to $5.50    $2.30 to $4.50
Canceled                                  (92,900)          -    $9.38 to $17.10                -
                                       ----------     -------

SHARES UNDER OPTION AT DECEMBER 31,
 1995                                  2,601,550      390,000    $2.76 to $17.00   $2.76 to $16.88



Activity:

Granted                                   862,250     130,000    $18.45 to $23.00  $9.50 to $24.40
Exercised                              (1,039,469)    (20,000)   $2.76 to $16.20   $2.76 to $8.67
Canceled                                  (40,100)          -    $7.63 to $16.20                 -
                                       ----------     -------

SHARES UNDER OPTION AT DECEMBER 31,
 1996                                   2,384,231     500,000    $2.76 to $23.00   $2.76 to $24.40


Activity:

Granted                                 1,011,450     210,000    $3.40 to $18.50   $3.40 to $18.50
Exercised                                 (57,833)    (40,000)   $2.76 to $9.25             $2.76
Canceled                                  (50,500)          -    $7.63 to $16.20                 -
                                       ----------     -------

SHARES UNDER OPTION AT DECEMBER 31,
 1997                                   3,287,348     670,000    $3.40 to $23.00   $2.76 to $24.40
                                       ==========     =======


C)  STOCK BONUS PLAN

In December 1992, the Company established an Employees' Stock Bonus Plan (the "Bonus Plan") for any full-time or part-time employee (whether or not a Director) of the Company or any of its subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors of the Company (currently the

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

Compensation Committee) may grant bonus common shares on terms that the Compensation Committee may determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The maximum number of common shares issuable under the Bonus Plan is 320,000.

On February 1, 1995, a total of 95,000 bonus common shares were issued to three employees of the Company under the Bonus Plan. These bonus common shares were distributed in accordance with a specific distribution schedule. In connection with the bonus common shares allocated to them, two of the employees will also be entitled to receive from the Company an amount equal to any applicable income taxes which may be payable by them as a result of the issuance of such bonus common shares. As of December 31, 1996, no additional amounts have been paid by the Company for any related tax liabilities of these employees. Compensation expenses related to bonuses under the Bonus Plan during the year ended December 31, 1995 of $0.8 million is included in the determination of net loss.

On April 1, 1995, a total of 10,208 bonus common shares were issued to certain employees under the Bonus Plan. On January 1, 1996, bonuses totaling $0.2 million were declared for certain employees under the Bonus Plan as compensation for 1995. A total of 30,712 common shares were issued in January 1996 pursuant to the January 1, 1996, bonuses. A total of 60,296 common shares were issued in December 1997 pursuant to the December 9, 1997 bonuses. The Company recognized compensation expenses related to bonuses under the Bonus Plan during 1997 of $0.1 million. In connection with the bonus common shares allocated to them in 1997, each of the employees is responsible to pay any applicable income taxes which may be payable by them as a result of the issuance of such bonus common shares.

D)  WARRANTS

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

On March 6, 1996, the Company completed a public offering in Canada of 1.75 million units at a price of Cdn$10.50 per unit for total proceeds of $12.9 million (Cdn$18.375 million). Each unit consists of one common share and one-half of a common share purchase warrant. Each whole warrant is exercisable into one common share of the company for a period of 12 months at a price of Cdn$11.00. During 1996, 201,800 of the Company's Cdn$11.00 warrants were exercised for proceeds of $1.6 million. All of the remaining Cdn$11.00 warrants were exercised in 1997 for proceeds of $5.4 million.

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

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

F)  OTHER

Under the terms of an agreement dated September 10, 1987, South American acquired all of the outstanding interest in the GuyGold Syndicate ("Syndicate") for consideration of Cdn$1,750,000. The assets of the Syndicate consisted of interest in mineral properties, each of which consisted of a 20 square mile block, pursuant to an agreement negotiated with the Government of Guyana. As at December 31, 1996, all of the mineral properties were abandoned except for the Quartz Hill property. A further 76,923 common shares will be issued if and when Quartz Hill is brought into production. All members of the Syndicate were directors or former directors of the Company and three were former officers.
The Company's potential obligations under this agreement may be affected by the terms of the new agreement with OGML (see Note 15).

11.  INCOME TAXES
-----------------

Losses carried forward for income tax purposes in Canada, approximating Cdn$27.7 million are available for the reduction of future years' taxable incomes. These losses expire as follows (in thousands):

                                                            CDN$
                                                  ------------------------

1998                                                        2,515
1999                                                        2,266
2000                                                        1,664
2001                                                        1,702
2002                                                        5,524
2003                                                        6,525
2004                                                        7,531
                                                           =======
Total                                                      $27,727
                                                           =======

No recognition has been given in these financial statements to any potential tax savings that may arise from the application of these losses.

12.  OPERATIONS BY GEOGRAPHIC AREA
----------------------------------

Information on the Company's continuing operations by geographic area for the years ended December 31, 1997, 1996 and 1995 is shown below. During the periods presented, the Company had one customer who accounted for 100% of sales. However, because the Company is principally selling a commodity, concentration of credit risk is not considered significant.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars



                                                      Operating Revenues         NET  (LOSS)         IDENTIFIABLE ASSETS
1997
     South America                                           $  539                $(16,833)                 $64,702
     Africa                                                      71                  (6,237)                   3,936
     Corporate                                                1,088                  (3,514)                  20,484
--------------------------------------------------------------------------------------------------------------------
Total                                                        $1,698                $(26,584)                 $89,122
====================================================================================================================
1996
     South America                                           $1,811                $ (5,760)                 $65,283
     Africa                                                     224                  (5,706)                  12,893
     Corporate                                                  766                   3,686                   18,107
--------------------------------------------------------------------------------------------------------------------
Total                                                        $2,801                $ (7,780)                 $96,283
====================================================================================================================
1995
     South America                                           $4,435                $ (8,978)                 $48,430
     Africa                                                       1                  (2,288)                  13,383
     Corporate                                                1,154                    (915)                  15,796
--------------------------------------------------------------------------------------------------------------------
Total                                                        $5,590                $(12,181)                 $77,609
====================================================================================================================

13.     GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES
--------------------------------------------------------------------------------

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

(b) For periods prior to May 15, 1992, (the "amalgamation"), the Company's reporting currency was the Canadian dollar. Subsequent to the Company's amalgamation and moving of corporate headquarters to the United States, the reporting currency was changed to the U.S. dollar. As such, for the financial statements for the period prior to May 15, 1992, the Company's financial statements were translated into U.S. dollars using a translation of convenience. U.S. GAAP requires translation in accordance with the current rate method.

(c) Under U.S. GAAP, the investment in OGML would have been written off in prior years and, therefore, the entire Omai Preferred Share Redemption would have been included in income. Under Canadian GAAP a portion of the Omai Preferred Share Redemption is included in income with the remainder reducing the carrying value of the Company's preferred stock investment.

(d) U.S. GAAP requires that compensation expense be recorded for the excess of the quoted market price over the option price granted to employees and directors under stock option plans, since the Company has adopted the disclosure provisions of APB25 "Accounting for Stock Issued to Employees". Under Canadian GAAP, no compensation expense is recorded for such awards.

(e) Canadian GAAP allows classification of investments which are capable of reasonably prompt liquidation as current assets. As such, all of the Company's investments are included under the caption "short-term investments" on the balance sheet under current assets. U.S. GAAP requires classification as current or long term assets based upon the anticipated maturity date of such instruments. Under U.S. GAAP, cash

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

     (and cash equivalents) includes bank deposits, money market instruments, and commercial paper with original maturities of three months or less. Canadian GAAP permits the inclusion of temporary investments with maturities greater than 90 days in cash.

(f) The gains on subsidiary's issuance of common shares recorded under Canadian GAAP in respect of the Guyanor public offering and the PARC private placement as discussed in Note 6 are not appropriate under U.S. GAAP.

(g) The Company eliminated its accumulated deficit through the amalgamation (defined as a reorganization under U.S. GAAP) effective May 15, 1992. Under U.S. GAAP the cumulative deficit was greater than the deficit under Canadian GAAP due to the write-off of certain deferred exploration costs described in (a) above.

(h) Under U.S. GAAP, available-for-sale securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of shareholders' equity. Fair value is determined by quoted market prices.
     At December 31, 1995, the Company held one type of available-for-sale security. The Company has available-for-sale securities as of December 31, 1997.

(i) Under U.S. GAAP, accrued severance and social charges of $1.1 million resulting from suspension of alluvial mining operations at SOTRAPMAG would not have been recorded as the requirements for accrual under U.S. GAAP were not satisfied as of December 31, 1996. These charges were recorded in 1997 as all requirements had been met.

Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                         For the Years Ended December 31,
                                                                 1997                  1996                  1995
                                                         --------------------  --------------------  --------------------
Net loss under Canadian GAAP                                        $(26,584)             $ (7,780)             $(12,181)
Net effect of the deferred exploration expenditures
 on loss for the period (a)                                            1,189               (10,231)              (13,610)

Effect of recording compensation expense under
 stock option plans (d)                                                  (83)                  (85)                 (256)

Reversal of the gain on subsidiary's issuance of
 common stock (f)                                                          -                (7,719)               (2,575)

Reversal of the loss for severance accruals (i)                       (1,115)                1,115                     -
Effect of Omai Preferred Share Redemption (c)                          1,152                   520                   548
                                                                    --------              --------              --------
Loss under U.S. GAAP before minority interest                        (25,441)              (24,180)              (28,074)
Minority interest as adjusted                                         (1,489)               (1,097)                 (256)
                                                                    --------              --------              --------
Loss under U.S. GAAP                                                $(26,930)             $(25,277)             $(28,330)
                                                                    ========              ========              ========
Basic and diluted loss per share under U.S. GAAP                      $(0.94)               $(1.00)               $(1.24)
                                                                    ========              ========              ========

(For items (a) to (i), see pages 87 and 88.)

Under U.S. GAAP the Omai preferred share redemption would be included with costs and expenses before the caption "Loss Before the Undernoted" on the consolidated statements of loss and deficit. Weighted average common shares outstanding are substantially the same under U.S. GAAP as under Canadian GAAP for the periods presented.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEET

                                     DECEMBER 31, 1997           DECEMBER 31, 1996
                                 --------------------------  --------------------------
                                 CANADIAN GAAP   U.S. GAAP   CANADIAN GAAP   U.S. GAAP
                                 --------------  ----------  --------------  ----------
Cash (e)                              $ 12,458   $  12,458        $  9,664    $  9,664
Short term investments (e)               4,941       1,999           5,999       2,500
Marketable securities (h)                    -           -               -           -
Other current assets                     2,753       2,753           6,519       6,519
Restricted cash                            250         250           2,015       2,015
Deferred exploration (a)                65,160      20,239          64,721      18,611
Investment in OGML (c)                   2,126           -           3,279           -
Long-term investments (e)                    -       2,942               -       3,499
Other assets                             1,434       1,435           4,086       4,087
                                      --------   ---------        --------    --------

Total Assets                          $ 89,122   $  42,076        $ 96,283    $ 46,895
                                      ========   =========        ========    ========

Liabilities (i)                       $  3,840   $   3,840        $  6,987    $  5,872
Minority interest (a)                    5,725       7,076          11,202      11,064
Share capital, net of stock
 option loans (g)                      153,989     151,200         125,942     123,068

Cumulative translation
 adjustments (b)                             -       1,595               -       1,595

Deficit (a) (c) (d) (f) (i)            (74,432)   (121,635)        (47,848)    (94,704)
                                      --------   ---------        --------    --------

Total Liabilities and
 Shareholders' Equity                 $ 89,122   $  42,076        $ 96,283    $ 46,895
                                      ========   =========        ========    ========

(For items (a) to (i), see pages 87 and 88.)

Under U.S. GAAP, receivables would be separately disclosed as follows:

                                                                 1997                 1996
                                                        ----------------------  ----------------
Receivables from employees                                      $  396               $  325
Receivables from joint venture partners                            805                2,387
Interest receivable                                                 85                  137
Other                                                              952                2,267
Allowance for doubtful accounts                                      -                    -
                                                                 ------               ------
     Total Receivables                                           $2,238               $5,116
                                                                 ======               ======

Of the December 31, 1997, accounts receivable balance, $0.1 million relates to loans to two officers of the Company.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY UNDER U.S. GAAP


                                                                                   (b)     (i)
                                                                                   Cumu-   Accumu-
                                                                                   lative  lated
                                                 Common                            Trans-  Unrealized
                                                 Stock                   Stock     lation  Gains on
                                                 Number of   Share       Option    Adjust- Invest-
                                                 Shares      Capital     Loans      ment    ments      Deficit
                                                 ------      -------     -----     ------  ------      -------
BALANCE AT DECEMBER 31, 1994                     22,569,972  $ 91,871    $(1,080)   $1,595         -   $ (37,815)

Shares Issued                                       105,208       659          -         -         -           -
Shares Issued Under Options                          94,692       285          -         -         -           -
Issue Costs                                               -        20          -         -         -           -
Stock Option Loans                                        -         -        (90)        -         -           -
Reclass of Gain of Subsidiary Stock (f)                   -     2,575          -         -         -           -
Stock Based Compensation Expense (d)                      -       256          -         -         -           -
Accumulated Unrealized Gains on
 Investments (i)                                          -         -          -         -       127           -
Net Loss (a) (c) (d) (f)                                  -         -          -         -         -     (28,330)
                                                 ----------  --------  ---------  --------  --------   ---------
BALANCE AT DECEMBER 31, 1995                     22,769,872    95,666     (1,170)    1,595       127     (66,145)

Shares Issued                                     1,780,712    13,574          -         -         -           -
Shares Issued Under Options                       1,059,469     6,744          -         -         -           -
Shares Issued Under Warrants                        331,050     3,983          -         -         -           -
Issue Costs                                               -      (691)         -         -         -           -
Stock Option Loans                                        -         -     (2,902)        -         -           -
Stock Option Loan Repayments                              -         -         60         -         -           -
Reclass of Gain of Subsidiary Stock (f)                   -     7,719          -         -         -           -
Stock Based Compensation Expense (d)                      -        85          -         -         -           -
Accumulated Unrealized Gains on
 Investments (i)                                          -         -          -         -     (127)           -
Other                                                     -         -          -                          (3,282)
Net Loss (a) (c) (d) (f) (j)                              -         -          -         -         -     (25,277)
                                                 ----------  --------  ---------  --------  --------   ---------
BALANCE AT DECEMBER 31, 1996                     25,941,103  $127,080    $(4,012)   $1,595     $   -   $ (94,704)

Shares Issued                                     3,085,296    22,840          -         -         -           -
Shares Issued Under Options                          97,833       235          -         -         -           -
Shares Issued Under Warrants                        673,200     5,429          -         -         -           -
Issue Costs                                               -      (457)         -         -         -           -
Stock Option Loans                                        -         -          -         -         -           -
Stock Option Loan Repayments                              -         -          -         -         -           -
Reclass of Gain of Subsidiary Stock (f)                   -         -          -         -         -           -
Stock Based Compensation Expense (d)                      -        83          -         -         -           -
Accumulated Unrealized Gains on
 Investments (i)                                          -         -          -         -         -           -
Other                                                     -         -          -         -         -           -
Net Loss (a) (c) (d) (f) (i)                              -         -          -         -         -     (26,930)
                                                 ----------  --------  ---------  --------  --------   ---------
BALANCE AT DECEMBER 31, 1997                     29,797,432  $155,210    $(4,012)   $1,595     $   -   $(121,634)
                                                 ==========  ========  =========  ========  ========   =========


STATEMENTS OF CASH FLOWS UNDER U.S. GAAP

NET CASH PROVIDED BY (USED IN):            Operating Activities          INVESTING ACTIVITIES         FINANCING ACTIVITIES
                                       ----------------------------  ----------------------------  --------------------------
                                       Canadian GAAP    U.S. GAAP    Canadian GAAP    U.S. GAAP    Canadian GAAP    U.S. GAAP

For the Years Ended December 31,
--------------------------------
                1997                       $ (8,602)      $(27,045)      $(19,595)       $(2,670)       $29,933       $30,009
                1996                       $(10,650)      $(30,024)      $(23,442)       $(3,963)       $40,257       $40,331
                1995                       $(11,523)      $(31,137)      $(21,157)       $14,359        $ 7,791       $ 8,093

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (f) and the following non-cash items:

     U.S. GAAP does not permit the presentation of non-cash items in investing or financing activities in the consolidated statements of cash flows, and consequently deferred exploration costs and share capital and warrants would be reduced by $0.8 million, $0.5 million and $0.0 for the years ended December 31, 1995, 1996 and 1997, respectively.

U.S. GAAP TAX CONSIDERATIONS

     U.S. GAAP changes the Company's method of accounting for income taxes from the deferred method, as recorded under Canadian GAAP, to an asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Use of the asset and liability method has no effect on the U.S. GAAP financial statements as the Company has concluded that a full valuation allowance must be applied to the deferred tax asset resulting from the Company's net operating loss carryforwards (see Note 13). For the years ended December 31, 1997 and 1996, the Company has recorded no current tax expense under Canadian or U.S. GAAP due to the cumulative net losses incurred by the Company. Under U.S. GAAP, the Company would not record any deferred tax expense based on the same rationale.

     The Company operates in Africa, French Guiana, Guyana, Suriname, and Brazil. In Africa and French Guiana, the Company is currently negotiating its tax position with the related governments and as such, the differences between the book bases and tax bases of the Company's assets and liabilities cannot be determined.

     Certain of the Company's operations are subject to Canadian taxes including the office headquarters, Guyana and Suriname which are all divisions of the Company.

Summarized below are the components of deferred taxes:

                                                                          December 31, 1997            December 31, 1996
                                                                          -----------------            -----------------
Temporary differences relating to net assets:
       Other current assets                                                    $     81                    $    118
       Property & equipment                                                         396                         432
       Deferred exploration                                                      18,587                      14,540
       Investment in OGML                                                         1,781                       2,746
       Offering costs                                                             1,103                       1,103
     Tax loss and credit carryforwards                                            8,806                       6,804
                                                                               --------                    --------
     Gross deferred tax asset                                                    30,754                      25,743
                                                                               --------
     Valuation allowance                                                        (30,754)                    (25,743)
                                                                               --------                    --------
     Net deferred tax assets                                                   $      -                    $      -
                                                                               ========                    ========

The valuation allowance increased by $5.0 million in 1997 due to the taxable losses and increase in temporary differences. Any income tax benefits resulting from utilization of net operating loss carry forwards existing at May 15, 1992, the date of the quasi-reorganization under U.S. GAAP, would be excluded from results of operations and credited directly to share capital, resulting in lower earnings than would be reported absent the quasi-reorganization (see (g) above).

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

STOCK BASED COMPENSATION PLANS

At December 31, 1997, the Company has three stock-based compensations plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans in its U.S. GAAP presentations. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in Statement of Financial Accounting Standards No. 123, the Company's consolidated net loss and loss per share under U.S. GAAP would have been increased to the pro forma amounts indicated below:

                                                                                         1997                   1996
                                                                                       --------               --------
Net loss under U.S. GAAP                        As reported                            $(26,930)              $(25,277)
                                                Pro forma                              $(32,660)              $(28,533)
Loss per share under U.S. GAAP                  As reported                            $  (0.94)              $  (1.00)
                                                Pro forma                              $  (1.13)              $  (1.13)

Under the 1997 Stock Option Plan ("GSR Plan"), the Company may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 5,600,000 shares of common stock. Under the GSR Plan, the options may take the form of non-qualified stock options, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years or such other date as stipulated in a stock option agreement between the Company and the optionee. Options under the GSR Plan are granted from time to time at the discretion of the Compensation Committee of the Board of Directors. Options granted under the GSR Plan vest over periods ranging from immediately to four years from the date of grant and vesting periods are determined at the discretion of the Compensation Committee of the Board of Directors.

Under the Guyanor Ressources S.A. Stock Option Plan (the "Guyanor Plan"), Guyanor may grant options to its employees and subsidiaries and affiliates for up to 4,367,889 shares of Class B common shares. The options may take the form of non-qualified stock options, the exercise price of each option equals the market price of Guyanor's stock on the date of grant, and an option's maximum term is ten years for such other date as stipulated in a stock option agreement between Guyanor and the optionee. Options under the Guyanor plan are granted from time to time at the discretion of Guyanor's Board of Directors and vest over periods ranging from immediately to three years.

Under the Pan African Resources Corporation Stock Option Plan (the "PARC Plan"), PARC may grant options to the employees, consultants and directors of PARC and its affiliates for up to 4,407,600 shares of its common stock. The options may take the form of non-qualified stock options, the exercise price of each option equals the market price of PARC's stock on the date of grant, and an option's maximum term is five years for such other date as stipulated in a stock option agreement between PARC and the optionee. Options under the PARC Plan are granted from time to time at the discretion of PARC's Board of Directors and vest over periods ranging from immediately to four years, with vesting periods determined at the discretion of PARC's Board of Directors.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

The fair value of each option grant is estimated on the date of grant for all plans using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996:

                                                                             1997
                                               GSR Plan                 Guyanor Plan                 PARC Plan
                              --------------------------------------------------------------------------------
Expected volatility                                   79%                        56%                        81%
Risk-free interest rate                     5.74% - 6.55%                      5.92%              6.16% - 6.53%
Expected lives                                    5 years                    5 years                    5 years
Dividend yield                                         0%                         0%                         0%


                                                                             1996
                                              GSR Plan                  Guyanor Plan                PARC Plan
                              --------------------------------------------------------------------------------
Expected volatility                                   55%                        73%                        93%
Risk-free interest rate                    5.30% to 6.77%             5.50% to 6.39%             5.25% to 6.28%
Expected lives                                    5 years                    5 years                    5 years
Dividend yield                                         0%                         0%                         0%

The following tables summarize information about stock options under the GSR
Plan:

                                                 1997                             1996                             1995
------------------------------------------------------------------------------------------------------------------------------------

                                               Weighted-Average                 Weighted-Average                 Weighted-Average
                                    Shares      Exercise Price       Shares      Exercise Price       Shares      Exercise Price
GSR Plan                              (000)         (Cdn$)             (000)         (Cdn$)             (000)         (Cdn$)
------------------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year     2,884            $13.07          2,991            $ 9.40          1,998            $10.99
Granted                              1,221            $ 5.08            992            $19.34          1,181            $ 7.84
Exercised                              (98)           $ 3.30          (1059)           $ 6.37            (95)           $ 4.01
Forfeited                              (50)           $17.31            (40)           $12.23            (93)           $14.58
------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year           3,957            $10.79          2,884            $13.07          2,991            $ 9.40
Options exercisable at year-end      3,353                            2,221                            2,341
Weighted-average fair value of
 options granted during the year                      $ 5.08                           $19.34                           $ 7.84



                                               Options Outstanding                                        Options Exercisable
----------------------------------------------------------------------------------------------------------------------------------

                             Number          Weighted-                                      Number
     GSR Plan            Outstanding at       Average          Weighted-Average        Exercisable at     Weighted-Average
Range of Exercise      December 31, 1997     Remaining         Exercise Price         December 31, 1997   Exercise Price
  Prices (Cdn$)              (000)        Contractual Life          (Cdn$)                    (000)            (Cdn$)
-----------------------------------------------------------------------------------------------------------------------------------
$2.76 to $2.76                  70              4.49                 $ 2.76                      70            $ 2.76
$3.40 to $7.63               1,808              8.90                 $ 5.04                   1,441            $ 5.46
$8.05 to $12.05                323              8.13                 $ 9.51                     323            $ 9.51
$12.15 to $17.90               781              6.48                 $14.43                     764            $14.35
$18.45 to $24.40               975              8.82                 $19.54                     755            $19.57
---------------------------------------------------------------------------------------------------------------------------
                             3,957                                                            3,353

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

The following tables summarize information about stock options for the Guyanor plan:

                                                 1997                             1996                            1995
-----------------------------------------------------------------------------------------------------------------------------------
                                               Weighted-Average                 Weighted-Average                 Weighted-Average
                                    Shares      Exercise Price       Shares      Exercise Price       Shares      Exercise Price
Guyanor Plan                          (000)         (Cdn$)             (000)         (Cdn$)             (000)         (Cdn$)
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year     2,726              $3.97         1,611             $2.13              -                -
Granted                                511              $1.64         1,306             $6.04          1,677            $2.13
Exercised                              (40)             $2.68          (191)            $2.35            (43)           $2.10
Forfeited                              (54)             $5.08             -                 -            (23)           $2.10
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year           3,143              $3.60         2,726             $3.97          1,611            $2.13
Options exercisable at year-end      2,213                            1,591                              626
Weighted-average fair value of
 options granted during the year                        $1.64                           $6.04                           $2.13




                               Options Outstanding                                      Options Exercisable
-----------------------------------------------------------------------------------------------------------------------------
                        Number
                      Outstanding
                          at                                                          Number
   Guyanor Plan         Dec. 31    Weighted-Average      Weighted-Average         Exercisable at        Weighted-Average
 Range of Exercise       1997         Remaining           Exercise Price        December 31, 1997         Exercise Price
   Prices (Cdn$)         (000)     Contractual Life            (Cdn$)                  (000)                   (Cdn$)
----------------------------------------------------------------------------------------------------------------------------------
$1.64 to $3.30           2,627           7.96                  $2.35                   1,825                   $2.36
$9.20 to $12.40            516           8.81                  $9.97                     388                   $9.89
----------------------------------------------------------------------------------------------------------------------------------
                         3,143                                                         2,213

The following tables summarize information about stock options for the PARC plan:

                                                 1997                             1996                            1995
-----------------------------------------------------------------------------------------------------------------------------------
                                               Weighted-Average                 Weighted-Average                 Weighted-Average
                                    Shares      Exercise Price       Shares      Exercise Price       Shares      Exercise Price
PARC Plan                             (000)         (Cdn$)             (000)         (Cdn$)             (000)         (Cdn$)
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year     2,357            $0.90               -                 -              -                -
Granted                                 48            $0.69           2,367             $0.90              -                -
Exercised                                0                -             (10)            $0.99              -                -
Forfeited                              (67)           $0.86               -                 -              -                -
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year           2,338            $0.90           2,357             $0.90              -                -
Options exercisable at year-end      1,765                            1,161
Weighted-average fair value of
 options granted during the year                      $0.69                             $0.90                               -



                                              Options Outstanding                                       Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------

     PARC Plan       Number Outstanding      Weighted-Average       Weighted-Average      Number Exercisable       Weighted-Average
 Range of Exercise    at Dec. 31, 1997           Remaining        Exercise Price (Cdn$)    at Dec. 31, 1997         Exercise Price
 Prices (Cdn$)                                 Contractual Life                                                           (Cdn$)
------------------------------------------------------------------------------------------------------------------------------------

$0.38 to $0.99             2,338                   3.34                  $0.90                  1,765                   $0.89


Impact of Recently Issued Accounting Standards

In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective for financial statements for periods ending after December 15, 1997. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. The Company adopted the Statement effective December 31, 1997, for U.S. GAAP reporting.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars


In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", effective for financial statements for periods ending after December 15, 1997. The Statement requires disclosures about certain preferences and rights of outstanding securities and certain information about redeemable capital stock. At this time the Company has no preferential or redeemable securities that are subject to the new disclosure requirements of the Statement.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for financial statements for periods beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income for the Company will include items which have historically been included in Shareholders' Equity, such as unrealized gains or losses on marketable equity securities and foreign exchange gains and losses.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for financial statements for periods beginning after December 15, 1997. The Statement requires the Company to report certain information about operating segments in its financial statements and certain information about its products and services, the geographic areas in which it operates and its major customers. The Company is reviewing the effects of the disclosure requirements of the Statement.

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post-retirement Benefits", effective for fiscal years beginning after December 15, 1997. The Statement standardizes the disclosure requirements for pensions and other post-retirement benefits to provide information that is more comparable and concise. At this time the Company has no pension or other post-retirement benefit plans that are subject to the requirements of the Statement.

OPERATIONS BY GEOGRAPHIC AREA UNDER U.S. GAAP

Information on the Company's continuing operations by geographic area under U.S. GAAP for the years ended December 31, 1997, 1996 and 1995 is shown below. Operating earnings from continuing operations are total revenues less operating expenses of the geographic areas.

                                                                 OPERATING              NET                IDENTIFIABLE
                                                                 REVENUES              (LOSS)                 ASSETS
1997
     South America                                                  $  539             $(21,500)              $22,666
     Africa                                                             71               (2,876)                1,197
     Corporate                                                       1,088               (2,554)               18,213
---------------------------------------------------------------------------------------------------------------------
Total                                                               $1,698             $(26,930)              $42,076
=====================================================================================================================
1996
     South America                                                  $1,811             $(18,431)              $27,121
     Africa                                                            224               (3,261)                4,944
     Corporate                                                         766               (3,585)               14,830
---------------------------------------------------------------------------------------------------------------------
Total                                                               $2,801             $(25,277)              $46,895
=====================================================================================================================
1995
     South America                                                  $4,435             $(15,295)              $24,267
     Africa                                                              1               (9,867)                1,667
     Corporate                                                       1,154               (3,168)               12,125
---------------------------------------------------------------------------------------------------------------------
Total                                                               $5,590             $(28,330)              $38,059
=====================================================================================================================

14.    Subsequent Events
------------------------

On February 20, 1998, the Company and PARC announced that the Board of Directors of PARC had approved a proposal by the Company for the Arrangement by PARC which would, if implemented, result in the acquisition by the Company of the shares of PARC not already owned by the Company. Under the Arrangement, the Company

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

will issue one common share of the Company in exchange for each 50 common shares of PARC not owned by the Company. The Company has committed to provide sufficient funds to allow PARC to operate until completion of the Arrangement. The Arrangement is expected to be completed in April. If the Arrangement is approved, PARC will become a wholly owned subsidiary of the Company.

15.     RELATED PARTIES
-----------------------

To consolidate exploration and possible development of the Quartz Hill area with the adjacent Omai property in 1995, the Company enteredinto a letter agreement with OGML whereby the Company relinquished all of its right, title, and interest in the Quartz Hill prospecting license in exchange for a beneficial interest in any prospecting license granted to OGML with respect to the same area. Under the agreement, OGML may acquire 100% of the Company's beneficial interest by either: (i) making quarterly payments to the Company equal to 25% of net cash flow generated from mining activity on the Quartz Hill property; or (ii) issuing to the Company, upon commencement of production at Quartz Hill, 1,386,000 Class IV Preference Shares with a par value of $1.00 per share, i.e., the equivalent of the approximate historical book value of the Company's investment in the Quartz Hill property. Such shares would be fully redeemable in equal quarterly installments during the 36-month period following commencement of commercial production from Quartz Hill. In January 1997, OGML was awarded prospecting licenses for the Quartz Hill area and the Omai River area, adjacent to the Omai permit area. A budget of $1.0 million to be funded by OGML has been allocated in 1997 for the Quartz Hill and Omai River properties, as well as the Omai Mine license. Execution of a definitive agreement between Cambior, OGML and the Company is subject to execution of an acceptable mineral agreement regarding the Quartz Hill and Omai River properties. This agreement is subject to approval by the Board of Directors of OGML, and, for certain matters, approval of OGML's shareholders.

16.     COMMITMENTS AND CONTINGENCIES
-------------------------------------

ENVIRONMENTAL REGULATIONS

The Company is not aware of any events of material non-compliance in its operations with environmental laws and regulations which could have a material adverse effect on the Company's operations or financial condition.. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions.

BUSINESS RISK

All of the Company's mineral properties are located in developing countries with the exception of Brazil and French Guiana, a Departement of France. There are certain business and political risks inherent in doing business in developing countries. In particular, the regulatory framework for conducting mining and exploration activities in these countries, including the tax and general fiscal regimes and the manner in which mineral rights and title to mineral properties are established and maintained are often uncertain, incomplete, in a state of flux or subject to change without notice. Further, in many of the countries in which the Company's projects are located it may not be economically feasible to develop a commercial mine unless special tax or other fiscal and regulatory concessions are obtained from the applicable government and regulatory authorities. There can be no assurance that the Company will be able to execute or enforce satisfactory mineral agreements or to obtain satisfactory political risk insurance on commercially reasonable terms for any or all of its properties.

LETTERS OF CREDIT AND GUARANTEE

On June 5, 1997, PARC's performance bond requirements under its Exploration License Agreement with the Government of Eritrea were reduced from $1.3 million to $0.7 million. As a result, the bank guarantee and restricted cash collateral supporting the performance bond were reduced by $0.6 million. In August 1997, the remaining performance bond requirements were released by the Government of Eritrea and the bank guarantee and restricted cash collateral supporting the performance bond were reduced by the remaining $0.7 million. As of

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars

September 30, 1997, the Company had no remaining restricted cash balances relating to Eritrea. The Company's performance bond of $0.45 million for the benefit of the Ministry of Mines and Energy in Ethiopia guaranteeing the second year exploration program at the Dul project in Ethiopia expired on October 16, 1997. The letter of credit collateralizing the performance bond expired on October 31, 1997, and the funds held as restricted cash collateral for the letter of credit were released in November 1997.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON   ACCOUNTING AND
-------   -------------------------------------------------  --------------
          FINANCIAL DISCLOSURE
          ---------------------

There have been no disagreements with Coopers & Lybrand, the Company's chartered accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

                                 PART III


ITEMS 10, 11, 12 AND 13.
------------------------

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

                                 PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------     -------------------------------------------------------
             FORM 8-K
             --------

(a)  The following documents are filed as part of this Report:

     1.  Financial Statements

     Management's Report
     Auditors' Report
     Consolidated Balance Sheets as of December 31, 1997 and 1996
     Consolidated Statements of Operations Years Ended December 31, 1997, 1996 and 1995
     Consolidated Statement of Changes in Shareholders' Equity Years Ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows Years Ended December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules

     Financial Statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(b)  Reports on Form 8-K.

     The Company filed no Form 8-K for the fourth quarter period ending December 31, 1997.


                              EXHIBITS
                              --------

                                                                                  Seq. Page No.
                                                                                  -------------
2.1     Articles of Arrangement dated March 7, 1995 with Plan of Arrangement attached  (incorporated by reference to Exhibit 2.1 to the Company's Form
        10-K for the year ended December 31, 1994)

3.1 Articles of Amalgamation of the Company (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 20-F, filed on
        May 10, 1993)

3.2 By-laws of the Company (incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

3.2(a) By-law Number One amended and restated (incorporated by reference to Exhibit 3 to the Company's Form 10-Q for quarter ended June 30, 1995)

4.1     Form of Stock Certificate  (incorporated by reference to Exhibit 4.3 to the
        Company's Registration Statement on Form S-8 filed on July 15, 1994)

4.1(a) Registration Statement Form S-3 (333-12673) (incorporated by reference as filed on October 2, 1997)

4.2     Omitted

10.1    Omitted

10.2 Memorandum of Association of Omai Gold Mines dated August 15, 1990 and entered into among Cambior, the Company and the Government of Guyana
        (incorporated by reference

       to Exhibit 3.4 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

10.3   Omai Mineral Agreement dated August 16, 1992 respecting the Omai Gold Mine
       (incorporated by reference to Exhibit 3.10 to the Company's Registration
       Statement on Form 20-F, filed on May 10, 1993)

10.4   Omitted

10.5   Omitted

10.6   Gross Rosebel Mineral Agreement dated April 7, 1994 between The Republic of
       Suriname, Grasshopper Aluminum Company N.V. and the Company (English translation) (incorporated by reference to Exhibit 10.9 to the Company's
       Form 10-K for the year ended December 31, 1994)

10.7 Option Agreement dated June 1, 1994 between Cambior Inc. and the Company regarding the Gross Rosebel property (incorporated by reference to Exhibit
       10.10 to the Company's Form 10-K for the year ended December 31, 1994)

10.8 Option Agreement dated May 11, 1994 between Cambior Inc. and the Company regarding Yaou and Dorlin properties (incorporated by reference to Exhibit
       10.11 to the Company's Form 10-K for the year ended December 31, 1994)

10.9   Omitted

10.10  Agreement dated February 25, 1995 between Guyanor Ressources S.A.,
       Societe des Mines de St-Elie, Asarco Incorporated and Asarco Guyane
       Francaise regarding the St-Elie property  (incorporated by reference to
       Exhibit 10.16 to the Company's Form 10-K for the year ended December 31,
       1994)

10.11  Omitted

10.12  Omitted

10.13 Agreement dated April 30, 1995, between The Ministry of Mines and Energy of Ethiopia and the Company, for the exploration of gold at Dul Locality
       (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1995)

10.14  Omitted

10.15  Agreement of Purchase and Sale dated January 10, 1997, between Pan
       African Resources Corporation (Barbados) and Lafayette Holdings Corp., re
       Eteke properties in Gabon terminating the agreements (incorporated by reference as Exhibit 10.15 to the Company's Form 10-K for the year ended
       December 31, 1995)

10.16  Mineral Agreement dated October 1995, between Pan African Resources
       Corporation and the Minister Responsible for Mining, Industry and
       Hydraulics of the Government of Mali, for the Melgue property, together with English summary thereof (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1995)

10.17  Omitted

10.18 Management Services Agreement dated January 1, 1995 between the Company and Guyanor Ressources S.A. (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1995)

10.19  Management Services Agreement dated January 1, 1996 between the Company and Pan African Resources Corporation  (incorporated by reference to
       Exhibit 10.19 to the Company's Form 10-K for the year ended December 31,
       1995)

10.20  Omitted

10.21  Omitted

10.22  Omitted

10.23  License Agreement dated April 19, 1996, between the Government of the
       State of Eritrea and the Company for the Grant of Exploration Right and License in the Galla Valley area (incorporated by reference to Exhibit
       10.23 to the Company's Form 10-K for the year ended December 31, 1996)

10.24 English translation of the Exploration Agreement dated May 13, 1996, between the Company's wholly owned subsidiary Southern Star Resources Ltd.
       and its wholly-owned Brazilian subsidiary, Estrela Sul do Brasil
       Empreendimentos Ltda. and Companhia Vale do Rio Doce and its subsidiary Rio
       Doce Geologia e Mineracao S.A. (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1996)

10.25  Termination and Settlement Agreement dated July 29, 1996, between
       Venezuela Investments Ltd., a wholly owned subsidiary of the Company and various other entities including VenStar Gold Ltd., Venhold Investments
       (1994) Ltd., Lindley Associated S.A., Golden Star Management Ltd., General
       Mining de Guyana C.A., Krysos Mining S.A., Servicios Consultmin S.A.,
       GenVen Holdings Ltd., KrysVen Holdings Ltd. and ConsultVen Holdings Ltd.
       (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1996) terminating the underlying agreements
       (incorporated by reference as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1994)

10.26  English translation of the Option and Joint Venture Agreement dated June
       26, 1996, between Societe de Travaux Publics et de Mines Aurifiere en
       Guyane, Societe Guyanaise des Mines, LaSource Developpement SAS and ASARCO
       Exploration Company for the Paul Isnard property (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended
       December 31, 1996)

10.27  Heads of Agreement dated July 22, 1996, between the Company and BHP
       Minerals International Exploration Inc. regarding the Guyana Reconnaissance
       Project  (incorporated by reference to Exhibit 10.27 to the Company's Form
       10-K for the year ended December 31, 1996)

10.28  Heads of Agreement dated November 13, 1996, between the Company and BHP
       Minerals International Exploration Inc. regarding the South Benzdorp
       Project in Suriname (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1996)

10.29  Heads of Agreement dated August 19, 1996, and amendment No. 1 dated
       October 25, 1996, between the Company and BHP Minerals International
       Exploration Inc. regarding the Suriname Reconnaissance Project
       (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1996)

10.30     English translation of the Underwriting Agreement dated October 29, 1996, between Guyanor Ressources S.A., Banque Paribas, Banque Bruxelles Lambert
          France, Banque Nationale De Paris, CIBC Wood Gundy Securities, Yorkton
          Securities Inc., Societe De Bourse De Portzamparc S.A. and the Company
          (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1996)

10.31     English translation of Convention D'Etablissement dated October 15, 1996, between the Government of the Republic of Mali and PARC Fougala S.A.
          (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1996)

10.32     Omitted

10.33     Omitted

10.33(a)  1997 Stock Option Plan   (incorporated by reference to Exhibit 10 to
          the Company's Form 10-Q for the period ended June 30, 1997)

10.34     Employees' Stock Bonus Plan amended and restated to June 7, 1995
          (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1995)

10.35     Guyanor Ressources S.A. Stock Option Plan (English translation)
          (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 1995)

10.36 Pan African Resources Corporation Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended
          December 31, 1995)

10.37     Standardized Adoption Agreement for a 401-K Savings Plan adopted January
          1, 1996  (incorporated by reference to Exhibit 10.28 to the Company's Form
          10-K for the year ended December 31, 1995)

10.38     Employment Contracts of Messrs. Fagin, Fennell, Fleming, Bertoni and
          Shields, dated May 15, 1992, May 15, 1992, May 5, 1994, January 1, 1994, and
          January 1, 1994, respectively.  (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1995)

10.38(a)  Employment contracts of Messrs. Bell, Peloquin and Winters dated
          October 24, 1995, November 25, 1997, and August 7, 1995, respectively

10.38(b)  Change In Control Agreements between the Company and Messrs. Bell,
          Fennell, Fleming, Peloquin and Winters dated December 17, 1997

10.39     Agreements between the Company and its outside directors, dated December
          8, 1995, and December 10, 1996  (incorporated by reference as Exhibit 10.39 to the Company's Form 10-K for the year ended December 31, 1996) granting them options to purchase Guyanor Class "B" common shares

10.39(a)  Agreements between the Company and its outside directors, dated
          December 9, 1997 granting them options to purchase Guyanor Class "B" common shares

10.40     Amendment of Employment Agreement dated May 1, 1996, amending the
          Employment Agreement dated May 15, 1992, between the Company and David K.
          Fagin  (incorporated by reference to Exhibit 10.40 to the Company's Form
          10-K for the year ended December 31, 1996)

10.41     Omitted

10.42     Rights Agreement dated April 24, 1996, between the Company and The R-M
          Trust Company  (incorporated by reference to Exhibit 4.1 to the Company's
          Form 8-K dated May 7, 1996)

21.1      Subsidiaries of the Registrant

23.1      Consent of Coopers & Lybrand, Chartered Accountants

27.1      Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              GOLDEN STAR RESOURCES LTD.
              Registrant


              By:      /s/ David A. Fennell
                       --------------------

                       DAVID A. FENNELL
                       President and Chief Executive Officer

              Date:    March 30, 1998
                       --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:       /s/ David A. Fennell                          By:      /s/ Gordon J. Bell
         ----------------------------------                     --------------------------------------
Name:         David A. Fennell                          Name:        Gordon J. Bell
         ----------------------------------                     --------------------------------------
Title:   President and CEO                              Title:  Vice-President and Chief Financial
         (Principal Executive Officer)                          Officer (Principal Financial and
                                                                Accounting Officer)
         ----------------------------------                     --------------------------------------
Date:    March 25, 1998                                 Date:   March 25, 1998
         ----------------------------------                     --------------------------------------


By:      /s/ David K. Fagin                             By:     /s/ David A. Fennell
         ----------------------------------                     --------------------------------------
Name:        David K. Fagin                             Name:       David A. Fennell
         ----------------------------------                     --------------------------------------
Title:   Director                                       Title:  Director
         ----------------------------------                     --------------------------------------
Date:    March 25, 1998                                 Date:   March 25, 1998


By:      /s/ Pierre Gousseland                          By:     /s/ Philip S. Martin
         ----------------------------------                     --------------------------------------
Name:        Pierre Gousseland                          Name:       Philip S. Martin
         ----------------------------------                     --------------------------------------
Title:   Director                                       Title:  Director
         ----------------------------------                     --------------------------------------
Date:    March 25, 1998                                 Date:   March 25, 1998


By:       /s/ Donald F. Mazankowski  By:     /s/ Ernest C. Mercier
          -------------------------          ---------------------

Name:     Donald F. Mazankowski      Name:   Ernest C. Mercier
          -------------------------          ---------------------

Title:    Director                   Title:  Director
          -------------------------          ---------------------

Date:     March 25, 1998             Date:   March 25, 1998
          -------------------------          ---------------------


By:       /s/ Robert Minto           By:     /s/ Roger D. Morton
          -------------------------          ---------------------

Name:     Robert Minto               Name:   Roger D. Morton
          -------------------------          ---------------------

Title:    Director                   Title:  Director
          -------------------------          ---------------------

Date:     March 25, 1998             Date:   March 25, 1998
          -------------------------          ---------------------


By:       /s/ Richard A. Stark       By:     /s/ Robert R. Stone
          -------------------------          ---------------------

Name:     Richard A. Stark           Name:   Robert R. Stone
          -------------------------          ---------------------

Title:    Director                   Title:  Director
          -------------------------          ---------------------

Date:     March 25, 1998             Date:   March 25, 1998
          -------------------------          ---------------------