Form 10-Q
period 1998-03-31
GOLDEN STAR RESOURCES LTD
filed 1998-05-15
CIK 903571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                --------------

                                   FORM 10-Q

                                --------------

   [ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the Quarterly Period ended March 31, 1998

                                       or

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

          One Norwest Center
          1660 Lincoln Street
          Suite 3000
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

Yes    X           No
    ----------        ________



Number of Common Shares outstanding as of May 10, 1998:  30,249,466

                           GOLDEN STAR RESOURCES LTD.

                                     INDEX

Part I   Financial Information

         Item 1.  Financial Statements................................................. 1

         Item 2.  Management's Discussion and Analysis of Financial Condition,
                  Results of Operations and Recent Developments........................11


Part II   Other Information

          Item 1.  Legal Proceedings...................................................14

          Item 6.  Exhibits and Reports on Form 8-K....................................14


Signatures.............................................................................15


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                           GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)

--------------------------------------------------------------------------------

                                                                      (Unaudited)
                                                                    As of March 31,        As of December 31,
                                                                         1998                    1997
                                                                    ---------------        -----------------
ASSETS

CURRENT ASSETS
   Cash and short-term investments                                    $ 12,983                $ 17,399
   Accounts receivable                                                   3,059                   2,238
   Inventories                                                             356                     356
   Other assets                                                            445                     159
                                                                      --------                --------
       Total Current Assets                                             16,843                  20,152

RESTRICTED CASH                                                            250                     250
DEFERRED EXPLORATION                                                    67,022                  65,160
INVESTMENT IN OMAI GOLD MINES LIMITED                                    1,660                   2,126
FIXED ASSETS                                                             1,163                   1,280
OTHER ASSETS                                                               117                     154
                                                                      --------                --------
       Total Assets                                                   $ 87,055                $ 89,122
                                                                      ========                ========

LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                           $  1,638                $  2,825
   Accrued wages and payroll taxes                                         783                     900
                                                                      --------                --------
       Total Current Liabilities                                         2,421                   3,725

OTHER LIABILITIES                                                           63                     115
                                                                      --------                --------
       Total Liabilities                                                 2,484                   3,840
                                                                      --------                --------

MINORITY INTEREST                                                        5,516                   5,725
                                                                      --------                --------

COMMITMENTS AND CONTINGENCIES                                                -                       -

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                          158,121                 158,001
     (Common shares, without par value, unlimited shares
      authorized.  Shares issued and outstanding:  March
      31, 1998 - 29,847,892; December 31, 1997 - 29,797,432)
Stock option loans                                                      (4,012)                 (4,012)
DEFICIT                                                                (75,054)                (74,432)
                                                                      --------                --------
   Total Shareholders' Equity                                           79,055                  79,557
                                                                      --------                --------
       Total Liabilities and Shareholders' Equity                     $ 87,055                $ 89,122
                                                                      ========                ========


  The accompanying notes are an integral part of these consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      (Stated in thousands of United States Dollars except share amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                       Three Months Ended           Three Months Ended
                                                         March 31, 1998               March 31, 1997
                                                       ------------------           ------------------
REVENUE
   Precious metals sales                                      $     -                      $   401
   Interest and other                                             261                          187
                                                              -------                      -------
                                                                  261                          588
                                                              -------                      -------

COSTS AND EXPENSES
   Cost of goods sold                                               -                          866
   Depreciation                                                    59                          312
   General and administrative                                   1,529                        2,080
   Exploration expense                                            158                          140
   Interest expense                                                11                           23
   Foreign exchange loss (gain)                                  (104)                          91
                                                              -------                      -------
                                                                1,653                        3,512
                                                              -------                      -------

PROFIT (LOSS) BEFORE THE UNDERNOTED                            (1,392)                      (2,924)

Omai preferred share redemptions surplus                          561                          554
                                                              -------                      -------
Net profit (loss) before minority interest                       (831)                      (2,370)
Minority interest loss                                            209                          540
                                                              -------                      -------

NET PROFIT (LOSS)                                             $  (622)                     $(1,830)
                                                              =======                      =======

NET PROFIT (LOSS) PER SHARE                                   $ (0.02)                      $(0.07)
BASIC AND DILUTED
                                                              =======                      =======

WEIGHTED AVERAGE SHARES OUTSTANDING
       (MILLIONS OF SHARES)                                      29.8                         26.5
                                                              =======                      =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      (Stated in thousands of United States Dollars except share amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                    Three Months Ended        Three Months Ended
                                                                      March 31, 1998            March 31, 1997
                                                                    ------------------        ------------------
OPERATING ACTIVITIES:
   Net profit (loss)                                                   $  (622)                  $(1,830)
   Reconciliation of net income to net cash used in operations:
       Depreciation                                                         59                       312
       Premium on Omai Preferred Share Redemptions                        (561)                     (554)
       Minority interest loss                                             (209)                     (540)
   Changes in non-cash operating working capital                        (2,413)                     (914)
                                                                       -------                   -------
          Net Cash Used in Operating Activities                         (3,746)                   (3,526)
                                                                       =======                   =======

INVESTING ACTIVITIES:
   Expenditures on mineral properties, net of joint venture
    recoveries                                                          (1,862)                   (6,587)

   Depreciation charged to projects                                         66                         -
   Equipment purchases                                                      (8)                      (74)
   Omai Preferred Share Redemption                                       1,027                     1,014
   Other assets and investments                                             37                         -
                                                                       -------                   -------
          Net Cash Used in Investing Activities                           (740)                   (5,647)
                                                                       -------                   -------

FINANCING ACTIVITIES:
   Restricted cash                                                           -                        65
   Offering costs of subsidiary                                              -                       (14)
   Increase in minority interest                                             -                         -
   Issuance of share capital and warrants, net                               -                     5,429
   Issuance of share capital under options                                 120                        50
   Other                                                                   (50)                      (90)
                                                                       -------                   -------
       Net Cash Provided by Financing Activities                            70                     5,440
                                                                       -------                   -------

Increase (decrease) in cash                                             (4,416)                   (3,733)
Cash and short-term investments, beginning of period                    17,399                    15,663
                                                                       -------                   -------
Cash and short-term investments, end of period                         $12,983                   $11,930
                                                                       =======                   =======

  The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE CONSOLIDATION FINANCIAL STATEMENTS
-----------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

These financial statements and the accompanying notes should be read in conjunction with the financial statements and related notes included in the annual report on Form 10-K for Golden Star Resources Ltd. (the "Company") for the fiscal year ended December 31, 1997, on file with the Securities and Exchange Commission and with the Ontario Securities Commission (hereinafter referred to as "the Company's 1997 10-K"). All amounts are in United States dollars unless otherwise stated.

The unaudited financial statements as of March 31, 1998, and for the three months ended March 31, 1998 and 1997, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

(1)  INVENTORIES
     -----------
                                    March 31, 1998            December 31, 1996
                                    --------------            -----------------
     Gold Inventory                     $ 51                        $ 53
     Materials and Supplies              305                         303
                                        ----                        ----
                                        $356                        $356
                                        ====                        ====
(2)  FIXED ASSETS
     ------------
                                    March 31, 1998            December 31, 1996
                                    --------------            -----------------
     Machinery & Equipment             $ 3,246                     $ 3,239
                                       -------                     -------
                                         3,246                       3,239
     Accumulated Depreciation           (2,083)                     (1,959)
                                       -------                     -------
                                       $ 1,163                     $ 1,280
                                       =======                     =======

NOTES TO THE CONSOLIDATION FINANCIAL STATEMENTS
-----------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

(3)  DEFERRED EXPLORATION
     --------------------

                                      Deferred                                                                     Deferred
                                      Exploration        Capitalized    Capitalized    Joint                       Exploration
                                      Expenditures as    Exploration    Acquisition    Venture       Property      Expenditures as
                                      at Dec. 31, 1997   Expenditures   Expenditures   Recoveries    Abandonments  at March 31, 1998

                                      ==============================================================================================

GUYANA
   Eagle Mountain                      $ 1,136           $ 41             $ -             $  -         $  -               $ 1,177
   Quartz Hill                           1,347              -               -                -            -                 1,347
 Mazaruni / Upper Mazaruni Diamond
                                            (4)             -               -                -            -                    (4)
   Five Stars Gold                       3,684            213               -                -            -                 3,897
   Five Stars Diamond                    2,360            166               -                -            -                 2,526
   BHP Gold Projects                       333              -               -              (62)           -                   271
   Guyana Diamond Permits                  109              -               -                -            -                   109
   Other                                   101             83               -                -            -                   184
                                      ---------------------------------------------------------------------------------------------
       Sub-total                         9,066            503               -              (62)           -                 9,507
                                      ---------------------------------------------------------------------------------------------
SURINAME
   Benzdorp / Lawa                       3,344              -               -                -            -                 3,344
   Gross Rosebel                        13,892            188               -              (94)           -                13,986
   Headley's Right of Exploration          311              -               -                -            -                   311
   Thunder Mountain                        453              -               -                -            -                   453
   Saramacca                             1,862            292               -             (202)           -                 1,952
   Sara Kreek                              581              3               -                -            -                   584
   Tempati Reconnaissance                  344             10               -              (15)           -                   339
   Tapanahony Reconnaissance               251              1               -              (22)           -                   230
   Kleine Saramacca                        107              -               -                -            -                   107
   Lawa Antino                           2,096             (2)              -                -            -                 2,094
   Ulemari Reconnaissance                  291              1               -              (57)           -                   235
   Other                                   (17)            17               -                -            -                     -
                                      ---------------------------------------------------------------------------------------------
       Sub-total                        23,515            510               -             (390)           -                23,635
                                      ---------------------------------------------------------------------------------------------
FRENCH GUIANA
(GUYANOR RESSOURCES S.A.)
   Dorlin                                1,330            422               -             (210)           -                 1,542
   St-Elie                               1,973            206               -             (206)           -                 1,973
   Dieu-Merci                              382             74               -              (74)           -                   382
   Yaou                                  7,130             63               -              (32)           -                 7,161
   Paul Isnard / Eau Blanche             3,629            214               -             (211)           -                 3,632
   SOTRAPMAG                             1,987              -               -                -            -                 1,987
   Dachine                               1,234             47               -                -            -                 1,281
   Other                                    81             20               -                -            -                   101
                                      ---------------------------------------------------------------------------------------------
       Sub-total                        17,746          1,046               -             (733)           -                18,059
                                      ---------------------------------------------------------------------------------------------
AFRICA (PAN AFRICAN RESOURCES
 CORPORATION)
   Ivory Coast / Comoe                   2,092            197               -                -            -                 2,289
   Kenya / Ndori                         1,677             57               -                -            -                 1,734
   Burkina Faso                              8             (8)              -                -            -                     -
                                      ---------------------------------------------------------------------------------------------
       Sub-total                         3,777            246               -                -            -                 4,023
                                      ---------------------------------------------------------------------------------------------

NOTES TO THE CONSOLIDATION FINANCIAL STATEMENTS
-----------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

                                      Deferred                                                                     Deferred
                                      Exploration        Capitalized    Capitalized    Joint                       Exploration
                                      Expenditures as    Exploration    Acquisition    Venture       Property      Expenditures as
                                      at Dec. 31, 1997   Expenditures   Expenditures   Recoveries    Abandonments  at March 31, 1998

                                      ==============================================================================================

LATIN AMERICA (SOUTHERN STAR
 RESOURCES LTD.)
   Brazil / Andorinhas                   8,490               476           200                -          -                 9,166
   Brazil / Abacaxis                     2,096                23             -                -          -                 2,119
   Brazil / Other                          189               151             -                -          -                   340
   Bolivia / Other                         173                 -             -                -          -                   173
                                      --------------------------------------------------------------------------------------------
       Sub-total                        10,948               650           200                -          -                11,798
                                      --------------------------------------------------------------------------------------------
OTHER                                      108              (108)            -                -          -                     -
                                      --------------------------------------------------------------------------------------------
TOTAL                                  $65,160             2,847           200           (1,185)         -                67,022
                                      ============================================================================================


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

Guyanor and ASARCO have not yet been able to agree on a work program and budget for the first six months of 1998. Guyanor was informed by ASARCO in February 1998 of its intention to defer exploration spending at the St-Elie/Dieu-Merci and Paul-Isnard / Eau-Blanche projects for the first half of 1998. The agreements between Guyanor and ASARCO contains specific provisions on what would happen in the event of a deadlock on a work program and budget. Guyanor is currently discussing with ASARCO how to resolve the current deadlock, including a possible withdrawal of ASARCO from the projects. These discussions will not create any impairment to these properties.

It has recently come to the Company's attention that the extension of its mineral rights to the Eagle Mountain project may not have conformed in all material respects with the terms of the mining act. The Company is investigating this matter with the assistance of local counsel and has no reason to believe that any non-conformance can not be cured. However, no assurance can be given in that respect. As of March 31, 1998, the Company has incurred $1.2 million of costs on the Eagle Mountain project.

(4)  INVESTMENT IN OMAI GOLD MINES LIMITED
     -------------------------------------

Details regarding the Company's investment in the common and preferred share equity of Omai Gold Mines Ltd. and its share of equity losses not recorded for the year ended December 31, 1997 and the quarter ended March 31, 1998 are as follows:

                                                       Common Shares   Preferred Shares
                                                       -------------   ----------------
     December 31, 1997                                     $  -            $ 2,126
     Less:  Preferred Share Redemption                        -             (1,027)
     Add:  Premium on Preferred Share Redemption              -                561
                                                       -------------   ----------------
     March 31, 1998                                        $  -            $ 1,660
                                                       =============   ================

The Company's share of Accumulated Losses at:

     December 31, 1997                                        $(1,507)
                                                              =======
     March 31, 1998                                           $  (392)
                                                              =======

NOTES TO THE CONSOLIDATION FINANCIAL STATEMENTS
-----------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

5)   CHANGES TO SHARE CAPITAL
     ------------------------

During the three months ended March 31, 1998, 50,460 shares were issued for options previously granted under the Company's Employees' Stock Option Plan.

(6)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES
     ------------------------------------------------------------------------

The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with generally accepted accounting principles in the United States. Differences which materially affect these consolidated financial statements are:

(a) For United States GAAP ("U.S. GAAP"), exploration and general and administrative costs related to projects are charged to expense as incurred. As such, the majority of costs charged to Exploration Expense and Abandonment of Mineral Properties under Canadian GAAP would have been charged to earnings in prior periods under U.S. GAAP. Property acquisition costs are capitalized for both Canadian and U.S. GAAP.

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

(d) U.S. GAAP requires that compensation expense be recorded for the excess of the quoted market price over the option price granted to employees and directors under stock option plans since the Company has adopted the disclosure provisions of APB 25 "Accounting for Stock Issued to Employees". Under Canadian GAAP, no compensation expense is recorded for such awards.

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

NOTES TO THE CONSOLIDATION FINANCIAL STATEMENTS
-----------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

(f) The Company eliminated its accumulated deficit through the amalgamation (defined as a quasi-reorganization under U.S. GAAP) effective May 15, 1992. Under U.S. GAAP, the cumulative deficit was greater than the deficit under Canadian GAAP due to the write-off of certain deferred exploration costs described in (a) above.

(g) Under U.S. GAAP, available-for-sale securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of shareholders' equity. Fair value is determined by quoted market prices. The Company has available-for-sale securities as of March 31, 1998.

(h) Under U.S. GAAP, accrued severance and social charges of $1.1 million resulting from suspension of alluvial mining operations at SOTRAPMAG would not have been recorded as of December 31, 1996 as the requirements for accrual under U.S. GAAP were not satisfied. Under U.S. GAAP, such accruals were recorded in the first quarter of 1997.

Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                       For the three months ended
                                                                   March 31, 1998      March 31, 1997
                                                                   --------------      --------------
Net profit (loss) under Canadian GAAP                                  $   (622)            $(1,830)
Net effect of the deferred exploration expenditures on
 loss for the period (a)                                                 (1,662)             (6,444)

Effect of recording compensation expense under stock
 option plans (d)                                                             -                 (21)

Record loss for severance accruals (h)                                        -              (1,115)
Effect of Omai preferred share redemption (c)                               466                 460
                                                                       --------             -------
Loss under U.S. GAAP before minority interest                            (1,818)             (8,950)
Adjustment to minority interest                                             185                 817
                                                                       --------             -------
Loss under U.S. GAAP                                                   $ (1,633)            $(8,133)
                                                                       ========             =======
Loss per share under U.S. GAAP                                           $(0.05)             $(0.31)
                                                                       ========             =======

NOTES TO THE CONSOLIDATION FINANCIAL STATEMENTS
-----------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEET

                                                         As of March 31, 1998                  As of December 31, 1997
                                                ---------------------------------------  -----------------------------------
                                                  Canadian GAAP          U.S. GAAP         Canadian GAAP       U.S. GAAP
                                                ------------------  -------------------  -----------------  ----------------
Cash (e)                                                $ 12,983            $   5,553           $ 12,458         $  12,458
Short term investments (e)                                     -                1,999              4,941             1,999
Other current assets                                       3,860                3,860              2,753             2,753
Restricted cash                                              250                  250                250               250
Deferred exploration (a)                                  67,022               20,439             65,160            20,239
Investment in Omai Gold Mines Limited (c)                  1,660                    -              2,126                 -
Long-term investments (e)                                      -                5,431                  -             2,942
Other assets                                               1,280                1,280              1,434             1,435
                                                        --------            ---------           --------         ---------
   Total Assets                                         $ 87,055            $  38,812           $ 89,122         $  42,076
                                                        ========            =========           ========         =========

Liabilities                                                2,484                2,484              3,840             3,840
Minority interest (a)                                      5,516                6,682              5,725             7,076
Share capital, net of stock option loans (f)             154,109              151,319            153,989           151,200
Cumulative translation adjustments (b)                         -                1,595                  -             1,595
Deficit (a)(c)(d)                                        (75,054)            (123,268)           (74,432)         (121,635)
                                                        --------            ---------           --------         ---------
   Total Liabilities and Shareholders' Equity
                                                        $ 87,055            $  38,812           $ 89,122         $  42,076
                                                        ========            =========           ========         =========

STATEMENTS OF CASH FLOWS

NET CASH PROVIDED BY (USED IN):
                                     Operating Activities    Investing Activities    Financing Activities
                                     --------------------    --------------------    --------------------
                                     Canadian      U.S.      Canadian      U.S.      Canadian      U.S.
                                       GAAP        GAAP        GAAP        GAAP        GAAP        GAAP
                                     ---------   --------    ---------   --------    ---------    -------
For the three months ended
 March 31, 1998                      $(3,746)    $(4,342)    $  (740)    $(2,681)     $   70      $  119

For the three months ended
 March 31, 1997                      $(3,526)    $(8,979)    $(5,647)    $ 2,283      $5,440      $5,463


The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (f). There were no significant non-cash transactions impacting the statement of cash flows for the quarters ended March 31, 1998 and 1997.

NOTES TO THE CONSOLIDATION FINANCIAL STATEMENTS
-----------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

(7)    SUBSEQUENT EVENTS
       -----------------

On April 22, 1998, the Company announced that it had acquired all of the outstanding common shares of PARC not already held by the Company pursuant to a share exchange under a plan of arrangement among PARC and its shareholders which became effective on April 21, 1998. Under the plan of arrangement, each shareholder of PARC, other than the Company, receives one common share of Golden Star in exchange for each 50 common shares of PARC. The plan of arrangement was approved by the shareholders of PARC at a special meeting of shareholders held on April 7, 1998, and approved by a final order of the Supreme Court of the Yukon Territory on April 31, 1998. As a result of the exchange, the Company will issue up to 388,590 additional common shares to minority holders of PARC common shares.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          --------------------------------------------------
          CONDITION, RESULTS OF OPERATIONS AND RECENT DEVELOPMENTS
          --------------------------------------------------------

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31,
------------------------------------------------------------------------------
1997
----

During the first quarter of 1998, the Company reported a net loss of $0.6 million or $0.02 per share as compared to a net loss of $1.8 million or $0.07 per share for the first quarter of 1997.

Total revenues during the first quarter of 1998, decreased to $0.3 million as compared to $0.6 million during first quarter of 1997, due to the shutdown of alluvial mining operations at SOTRAPMAG in April 1997. Interest and other revenues increased from $0.2 million in the first quarter of 1997 as compared to $0.3 million in the first quarter of 1998 due to the increase in the average cash balance invested during the period. Cost of goods sold were nil for the first quarter of 1998 as compared to $0.4 million for the first quarter of 1997 as the result of the discontinuation of production at SOGRAPMAG in April 1997, with no revenue from gold sales in the first quarter of 1998 as compared to $0.6 million during the first quarter of 1997.

General and administrative expenditures totaled $1.5 million during the first quarter of 1998 as compared to $2.1 million during the first quarter of 1997 due to the Company's ongoing cost reduction efforts. Depreciation expense for the quarter decreased $0.3 million as a result of the decrease in the depreciable asset base due to the write-down of equipment at SOTRAPMAG.

Omai Gold Mines Limited ("OGML"), in which the Company maintains a 30% common share equity interest, reported net income of $3.9 million for the first quarter of 1998 compared to a net income of $4.2 million in the first quarter of 1997. The Omai mine produced 80,620 ounces of gold in the first quarter of 1998, a decrease of 10.9% (compared to 90,454 ounces of gold in the first quarter of 1997). During the first quarter of 1998, the Company recorded redemptions of Class "I" preferred shares of OGML of $1.0 million as compared to $1.0 million in the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company held cash and short term investments of $13.0 million ($11.9 million as of March 31, 1997 and $17.4 million as of December 31, 1997) and working capital of $14.4 million ($12.5 million as of March 31, 1997). The increase in cash resulted from the Company's public offering in May 1997 of $22.7 million offset primarily by the exploration and administration expenditures during 1997 and the first quarter of 1998.

Sources of funding during the first quarter of 1998 included the exercise of 50,460 common stock options of the Company for proceeds of $0.1 million and joint venture arrangements which provided $1.2 million in cash recoveries of exploration expenditures.

Accounts receivables and other current assets increased $1.1 million during the quarter in the aggregate reflecting accounts receivable from OGML preferred share redemptions of $1.0 million in the first quarter of 1998.

Golden Star continues to closely monitor exploration progress at each of its prioritized projects to ensure work programs and capital are allocated to those projects that offer the greatest potential to generate additional reserves and resources. Comprehensive cost reduction efforts continue at all operating divisions and at the corporate headquarters to conserve cash resources. Most of the exploration and development spending for the Company and its subsidiaries represent discretionary spending and can be adjusted to reflect, among other things, results of exploration and development activities, the successful acquisition of additional properties or projects, the price of gold and Management's assessment of capital markets.

The Company anticipates that its current cash balances, together with proceeds from the redemption of preferred shares of OGML, proceeds from the exercise of options and warrants, financing provided by joint venture partners, the sale of property interests or assets and the sale of common shares and/or debt securities will be sufficient to fund anticipated operating and exploration expenditures for 1998. Whether, and to what extent, such alternative financing options are pursued by the Company or its subsidiaries in 1998 will depend on a number of factors including, among others, results of exploration and development activities, the successful acquisition of additional properties or projects, the price of gold and Management's assessment of the capital markets.

Cash used in investing activities of $0.7 million for the three months ended March 31, 1998 decreased as compared to $5.6 million for the three months ended March 31, 1997, primarily due to a decrease in exploration spending of $4.7 million and reduction in fixed asset purchases of $0.2 million as compared to the first quarter of 1997.

Cash provided by financing activities of $0.1 million for period decreased as compared to $5.4 million for the corresponding period in 1997 due to the Company's unit offering and the exercise of the Company's Cdn$11.0 warrants which occurred in the first quarter of 1997. Share capital increased by $0.1 million for the three months ended March 31, 1998, reflecting the exercise of 50,460 options (noted above), compared with $5.5 million during the three months ended March 31, 1997, reflecting the exercise of the Company's Cdn$11.0 warrants in 1997.

Africa (Pan African Resources Corporation)
------------------------------------------

Total exploration and acquisition expenditures by PARC in Africa for the first quarter of 1998 amounted to $0.3 million (compared to $0.9 million in the first quarter of 1997), and primarily reflect expenditures on exploration activities in the Ivory Coast and Kenya. General and administrative expenditures for the first quarter of 1998 totaled $0.2 million (compared to $0.3 million in the first quarter of 1997).

French Guiana (Guyanor Ressources S.A.)
---------------------------------------

Total exploration expenditures by Guyanor for the first quarter amounted to $1.0 million, offset by joint venture recoveries of $0.7 million (compared to expenditures of $2.0 million and joint venture recoveries of $1.8 million in the first quarter of 1997). Activities in French Guiana focused primarily on further work at St-Elie, Paul-Isnard, Yaou and Dorlin. General and administrative expenditures for Guyanor which were not reimbursed by joint venture partners amounted to $0.5 million for the quarter ended March 31, 1998 (compared to $0.5 million in the first quarter of 1997).

Guyanor and ASARCO have not yet been able to agree on a work program and budget for the first six months of 1998. Guyanor was informed by ASARCO in February 1998 of its intention to defer exploration spending at the St-Elie/Dieu-Merci and Paul-Isnard/Eau-Blanche projects for the first half of 1998. The agreement between Guyanor and ASARCO contains specific provisions on what would happen in the event of a deadlock on a work program and budget. Guyanor is currently discussing with ASARCO how to resolve the current deadlock, including a possible withdrawal of ASARCO from the projects. These discussions will not create any impairment to these properties.

Guyana
------

Exploration and acquisition expenditures in the first quarter of 1998 in Guyana amounted to $0.5 million (compared to $0.6 million during the first quarter of 1997). Activities in Guyana focused primarily on the Makapa Hills, and Five Stars diamond project and Eagle Mountain gold projects.

It has recently come to the Company's attention that the extension of its mineral rights to the Eagle Mountain project may not have conformed in all material respects with the terms of the mining act. The Company is investigating this matter with the assistance of local counsel and has no reason to believe that any non-conformance can not be cured. However, no assurance can be given in that respect. As of March 31, 1998, the Company has incurred $1.2 million of costs on the Eagle Mountain project.

Suriname
--------

Exploration expenditures in Suriname during the first quarter of 1998 focused principally on the Saramacca gold project in joint venture with BHP Minerals International. Total spending in Suriname in the period of $0.5 million was offset by joint venture recoveries of $0.4 million (as compared to expenditures of $3.8 million and recoveries of $1.1 million during the first quarter of
1997). The reduction is primarily a result of the placement of the Gross Rosebel project on care and maintenance pending improved gold prices and resolution of certain development issues.

Southern Star Resources Ltd.
----------------------------

Exploration expenditures for the first quarter of 1998 of $0.7 million as compared to $2.0 million during the first quarter of 1997 by Southern Star decreased due to decreased exploration activities. Expenditures related primarily to the Andorinhas project in Brazil.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)       Exhibits

          10   Arrangement Agreement dated February 19, 1998

          27   Financial Data Schedule

(b) The Company did not file a Form 8-K during the period covered by this report.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    GOLDEN STAR RESOURCES LTD.



                    By:     /s/David A. Fennell
                          ---------------------
                          David A. Fennell
                          President and Chief Executive Officer



                    By:     /s/ Gordon J. Bell
                          --------------------
                          Gordon J. Bell
                          Vice President and Chief Financial Officer


May 15, 1997