Form 10-Q
period 1998-06-30
GOLDEN STAR RESOURCES LTD
filed 1998-08-14
CIK 903571

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                                  __________

                                   FORM 10-Q
                                  __________

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period ended June 30, 1998

                                      or

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


Number of Common Shares outstanding as of August 14, 1998: 30,282,338.

                          GOLDEN STAR RESOURCES LTD.

                                     INDEX


Part I - Financial Information

         Item 1. Financial Statements........................................  1

         Item 2. Management's Discussion and Analysis of Financial Condition,
                 Results of Operations and Recent Developments............... 12

Part II - Other Information

         Item 1. Legal Proceedings........................................... 16

         Item 4. Submission of Matters to a Vote of the Security Holders..... 16

         Item 6. Exhibits and Reports on Form 8-K............................ 16


Signatures................................................................... 18



               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance, or achievements express or implied by such forward-looking statements. Such factors include, among others, gold and diamond exploration and development costs and results, fluctuation of gold prices, foreign operations and foreign government regulation, competition, uninsured risks, the establishment and the recovery of reserves, capitalization and commercial viability and requirements for obtaining permits and licenses.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                          GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)

________________________________________________________________________________

                                                                             (Unaudited)
                                                                           As of June 30,         As of December 31,
ASSETS                                                                          1998                     1997
                                                                           ----------------       ------------------
CURRENT ASSETS
     Cash and short-term investments                                               $ 11,053                 $ 17,399
     Accounts receivable                                                              1,416                    2,238
     Inventories                                                                        256                      356
     Other assets                                                                       279                      159
                                                                                   --------                 --------
          Total Current Assets                                                       13,004                   20,152

RESTRICTED CASH                                                                    $      -                 $    250
DEFERRED EXPLORATION                                                                 71,210                   65,160
INVESTMENT IN OMAI GOLD MINES LIMITED                                                 1,608                    2,126
FIXED ASSETS                                                                            998                    1,280
OTHER ASSETS                                                                            116                      154
                                                                                   --------                 --------
          Total Assets                                                             $ 86,936                 $ 89,122
                                                                                   ========                 ========

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                      $  1,478                 $  2,825
     Accrued wages and payroll taxes                                                    291                      900
                                                                                   --------                 --------
          Total Current Liabilities                                                $  1,769                    3,725

OTHER LIABILITIES                                                                       154                      115
                                                                                   --------                 --------
          Total Liabilities                                                           1,923                    3,840
                                                                                   --------                 --------

MINORITY INTEREST                                                                     6,177                    5,725
                                                                                   --------                 --------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                                       159,129                  158,001
     (Common shares, without par value, unlimited shares
      authorized.  Shares issued and outstanding:  June 30, 1998 -
      30,282,338; December 31, 1997 - 29,797,432)

     Stock option loans                                                              (4,012)                  (4,012)
DEFICIT                                                                             (76,281)                 (74,432)
                                                                                   --------                 --------
     Total Shareholders' Equity                                                      78,836                   79,557
                                                                                   --------                 --------
          Total Liabilities and Shareholders' Equity                               $ 86,936                 $ 89,122
                                                                                   ========                 ========

  The accompanying notes are an integral part of these consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)
                                  (Unaudited)

_______________________________________________________________________________

                                                                    Three Months                          Six Months
                                                                    Ended June 30                       Ended June 30
                                                          ---------------------------------  ------------------------------------

                                                                  1998             1997               1998               1997
                                                                  ----             ----               ----               ----

REVENUE
 Precious metals sales                                            $     -          $    38             $     -          $    439
 Interest and other                                                   156              338                 417               525
                                                                  -------          -------             -------          --------
                                                                      156              376                 417               964

COSTS AND EXPENSES
 Cost of goods sold                                                     -              112                   -               978
 Depreciation                                                          61              248                 120               560
 General and administrative                                         1,927            2,255               3,456             4,335
 Exploration expense                                                   83              339                 241               479
 Abandonment and impairment of mineral properties                       -            6,070                   -             6,070
 Gain on sale of assets                                                 -               (1)                  -                (1)
 Interest and bank charges                                              4               (2)                 15                21
 Foreign exchange loss (gain)                                          22              (68)                (82)               23
                                                                  -------          -------             -------          --------
                                                                    2,097            8,953               3,750            12,465

PROFIT (LOSS) BEFORE THE UNDERNOTED                                (1,941)          (8,577)             (3,333)          (11,501)

Equity in earnings of Omai Gold Mines Limited                         170                -                 170                 -
Omai Preferred Share Redemptions                                      268              345                 829               899
                                                                  -------          -------             -------          --------
Net profit (loss) before minority interest                         (1,503)          (8,232)             (2,334)          (10,602)
Minority interest loss                                                260              756                 469             1,296
                                                                  -------          -------             -------          --------

NET PROFIT (LOSS)                                                 $(1,243)         $(7,476)            $(1,865)         $ (9,306)
                                                                  =======          =======             =======          ========

BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE                      $(0.04)          $(0.25)             $(0.06)           $(0.32)
                                                                  =======          =======             =======          ========

Weighted Average Shares Outstanding
(Millions of shares)                                                 30.0             29.6                30.0              28.8
                                                                  =======          =======             =======           =======


  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)
                                  (Unaudited)

                                                                        Six Months Ended      Six Months Ended
                                                                         June 30, 1998         June 30, 1997
                                                                        ----------------      -----------------
OPERATING ACTIVITIES:
  Net loss                                                                      $ (1,865)              $ (9,306)
  Reconciliation of net loss to net cash used in operations:
      Depreciation                                                                   120                    560
      Premium on Omai Preferred Share Redemptions                                   (829)                  (899)
      Abandonment and write-down of mineral properties                                 -                  6,070
      Equity in earnings of OGML                                                    (170)                     -
      Minority interest loss                                                         469                 (1,296)
  Changes in non-cash operating working capital                                   (1,155)                   425
                                                                                --------                -------
          Net Cash Used in Operating Activities                                   (3,430)                (4,446)
                                                                                --------                -------

INVESTING ACTIVITIES:
  Expenditures on mineral properties, net of joint venture
   recoveries                                                                     (6,050)               (14,006)
  Depreciation charged to projects                                                   184                      -
  Equipment purchases                                                                (22)                   (20)
  Proceeds from sale of equipment                                                      -                    132
  Omai Preferred Share Redemptions                                                 1,517                  1,646
  Other assets                                                                        38                      3
                                                                                 -------                -------
          Net Cash Used in Investing Activities                                   (4,333)               (12,245)
                                                                                 -------                -------

FINANCING ACTIVITIES:
  Restricted cash                                                                    250                    572
  Offering costs of subsidiary                                                         -                    (25)
  Issuance of share capital                                                          923                 22,513
  Issuance of share capital under warrants                                             -                  5,429
  Issuance of share capital under options                                            205                     50
  Other                                                                               39                     15
                                                                                 -------                -------
          Net Cash Provided by Financing Activities                                1,417                 28,554
                                                                                 -------                -------

Increase (Decrease) in cash                                                       (6,346)                11,863
Cash and short-term investments, beginning of period                              17,399                 15,663
                                                                                 -------                -------
Cash and short-term investments, end of period                                   $11,053                $27,526
                                                                                 =======                =======

  The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(Unaudited)
(All tabular amounts in thousands of United States Dollars)

These financial statements and notes thereto should be read in conjunction with the financial statements and related notes included in the annual report on Form 10-K for Golden Star Resources Ltd. (the "Company") for the fiscal year ended December 31, 1997, on file with the Securities and Exchange Commission and the Ontario Securities Commission (hereinafter referred to as "the Company's 1997 10-K"). All amounts are in United States dollars unless otherwise stated.

The unaudited financial statements as of June 30, 1998, and for the six months ended June 30, 1998 and 1997, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

(1)    INVENTORIES
       -----------
                                         June 30, 1998    December 31, 1997
                                         -------------    -----------------
Gold Inventory                                 $   -                $  53
Materials and Supplies                           256                  303
                                               -----                -----
                                               $ 256                $ 356
                                               =====                =====

(2)  FIXED ASSETS
     ------------
                                         June 30, 1998    December 31, 1997
                                         -------------    -----------------
Machinery & Equipment                          $3,261               $3,239
Accumulated Depreciation                       (2,263)              (1,959)
                                               ------               ------
                                               $  998               $1,280
                                               ======               ======

------------------------------------------------------------
(Unaudited)
(All tabular amounts in thousands of United States Dollars)

(3)  DEFERRED EXPLORATION
     --------------------

                                      Deferred
                                      Exploration                                                               Deferred Exploration
                                      Expenditures    Capitalized    Capitalized    Joint       Property        Expenditures
                                      as at           Exploration    Acquisition    Venture     Impairments &   as at
                                      Dec. 31, 1997   Expenditures   Expenditures   Recoveries  Abandonments    June 30, 1998
                                      ==============================================================================================

GUYANA
   Eagle Mountain                        $    1,136      $    178          $    -       $     -          $  -             $   1,314
   Quartz Hill                                1,347             -               -             -             -                 1,347
   Five Stars Gold                            3,684           264               -             -             -                 3,948
   Five Stars Diamond                         2,360           211               -             -             -                 2,571
   BHP Gold Projects                            333             -               -           (65)            -                   268
   Guyana Diamond Permits                       109             -               -             -             -                   109
   Other                                         97            11               -             -             -                    12
                                      ----------------------------------------------------------------------------------------------

       Sub-total                              9,066           664               -           (65)            -                 9,665
                                      ----------------------------------------------------------------------------------------------

SURINAME
   Benzdorp/Lawa                              3,344             -               -             -             -                 3,344
   Gross Rosebel                             13,892           359               -           (94)            -                14,157
   Headley's Right of Exploration               311             -               -             -             -                   311
   Thunder Mountain                             453             -               -             -             -                   453
   Saramacca                                  1,862           357               -          (267)            -                 1,952
   Sara Kreek                                   581             3               -             -             -                   584
   Tempati Reconnaissance                       344            14               -           (17)            -                   341
   Tapanahony Reconnaissance                    251             4               -           (25)            -                   230
   Kleine Saramacca                             107             -               -             -             -                   107
   Lawa Antino                                2,096            16               -             -             -                 2,112
   Ulemari Reconnaissance                       291             2               -           (59)            -                   234
   Other                                        (17)          105               -             -             -                    88
                                      ----------------------------------------------------------------------------------------------

       Sub-total                             23,515           860               -          (462)            -                23,913
                                      ----------------------------------------------------------------------------------------------

FRENCH GUIANA
(Guyanor Ressources S.A.)
   Dorlin                                     1,330           699               -          (350)            -                 1,679
   St-Elie                                    1,973           155               -           (74)            -                 2,054
   Dieu-Merci                                   382           339               -          (254)            -                   467
   Yaou                                       7,130           200               -          (100)            -                 7,230
   Paul Isnard/Eau Blanche                    3,629           412               -            17             -                 4,058
   SOTRAPMAG                                  1,987             -               -             -             -                 1,987
   Dachine                                    1,234           124               -             -             -                 1,358
   Other                                         81             -               -             -             -                    81
                                      ----------------------------------------------------------------------------------------------

       Sub-total                             17,746         1,929               -          (761)            -                18,914
                                      ----------------------------------------------------------------------------------------------

AFRICA (PAN AFRICAN RESOURCES CORPORATION)
   Ivory Coast/Comoe                          2,092         1,574               -             -             -                 3,666
   Kenya/Ndori                                1,677           821               -             -             -                 2,498
   Burkina Faso                                   8             -               -             -             -                     8
                                      ----------------------------------------------------------------------------------------------

       Sub-total                              3,777         2,395               -             -             -                 6,172
                                      ----------------------------------------------------------------------------------------------

LATIN AMERICA (SOUTHERN STAR RESOURCES LTD.)
 Brazil/Andorinhas                            8,490           656             200             -             -                 9,346
 Brazil/Abacaxis                              2,096            88               -             -             -                 2,184
 Brazil/Other                                   189           393               -             -             -                   582
 Bolivia/San Simon                              173             -               -             -             -                   173
                                      ----------------------------------------------------------------------------------------------

   Sub-total                                 10,948         1,137             200             -             -                12,285
                                      ----------------------------------------------------------------------------------------------

OTHER                                           108           153               -             -             -                   261
                                      ----------------------------------------------------------------------------------------------

TOTAL                                       $65,160        $7,138             200       $(1,288)         $  -               $71,210
                                      ==============================================================================================


------------------------------------------------------------
(Unaudited)
(All tabular amounts in thousands of United States Dollars)

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

On May 27, 1998, Golden Star and Guyanor announced the resolution of the budget deadlock with ASARCO Incorporated ("Asarco") regarding the spending levels and work programs at the Paul Isnard/Eau Blanche and St-Elie/Dieu-Merci gold projects. Under the termination and settlement agreement reached between Guyanor and Asarco and subject to certain conditions, Asarco was required to pay Guyanor amounts totaling approximately $1.0 million. Upon settlement, Asarco relinquished all rights and obligations under the joint venture agreements. Accordingly, Guyanor now holds a 100% interest in the St-Elie/Dieu-Merci projects, and subject to the consent of LaSource Developement S.A.S. ("LaSource"), approximately 87% of the Paul Isnard/Eau Blanche project, with LaSource holding the remaining 13% interest in Paul Isnard/Eau Blanche. During July 1998, Guyanor obtained the consent of LaSource and all amounts owing Guyanor by Asarco were fully paid.

It has recently come to the Company's attention that the extension of its mineral rights to the Eagle Mountain project may not have conformed in all material respects with the terms of the mining act. The Company is investigating this matter with the assistance of local counsel. The Government of Guyana recently indicated its willingness to issue a new prospecting license to Golden Star to cure any default relating to the previous extension. However, there can be no assurance that such title will be granted. As of June 30, 1998, the Company had incurred $1.3 million of costs of the Eagle Mountain project.

(4)  INVESTMENT IN OMAI GOLD MINES LIMITED
     -------------------------------------

Details regarding the Company's investment in the common and preferred share equity of Omai Gold Mines Ltd. and its share of equity losses not recorded for the year ended December 31, 1997 and the six months ended June 30, 1998, are as follows:

                                                Common Shares   Preferred Shares
                                                -------------   ----------------
December 31, 1997                                 $    -              $ 2,126
Less: Preferred Share Redemption                       -               (1,517)
Add: Premium on Preferred Share Redemption             -                  829
                                                  ------              -------
Add:  Equity Earning on Common Investment         $  170              $     -
                                                  ------              -------
June 30, 1998                                     $  170              $ 1,438
                                                  ======              =======

The Company's share of Accumulated Losses at:
December 31, 1997                $(1,507)
                                 =======
June 30, 1998                    $     -
                                 =======

The Company recorded proceeds of $1.5 million from redemption of preferred shares during the six months ended June 30, 1998. During the second quarter of 1998, the Company's share of accumulated income exceeded the amount of unrecognized equity losses. Accordingly, the Company recognized $170,000 of equity income.

(5)  PURCHASE OF PARC MINORITY INTEREST
     ----------------------------------

On April 21, 1998, the Company completed a Plan of Arrangement that resulted in the purchase of all of the outstanding shares held by minority shareholders of PARC. As a result the Company issued 388,574 of its common

------------------------------------------------------------
(Unaudited)
(All tabular amounts in thousands of United States Dollars)

shares with a market value of $0.9 million to the minority shareholders of PARC. As a result of this transaction, the Company allocated goodwill of approximately $1.8 million to the Comoe and Ndori Properties.

The following is the pro-forma income and loss for the six months ended June 30, 1998 and 1997, showing the results of operations had the transaction been completed on January 1, 1997:

                                For the Six Months        For the Six Months
                                Ended June 30, 1998       Ended June 30, 1997
                              ------------------------    -------------------
     Revenue                           $   586                     $    96
     Net Profit (Loss)                 $(1,940)                    $(9,532)
     Net Profit (Loss) per share       $ (0.06)                    $ (0.33)

(6)  CHANGES TO SHARE CAPITAL
     ------------------------

During the six months ended June 30, 1998, 73,460 shares were issued for options previously granted under the Company's Stock Option Plan and 22,872 shares were issued under the Company's Employees' Stock Bonus Plan.

On April 21, 1998, 388,574 shares were issued to the shareholders of Pan African Resources Corporation under a Plan of Arrangement that resulted in the acquisition of the outstanding common shares of PARC not already owned by Golden Star. (See Note 5.)

(7)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND
     ------------------------------------------------------
     THE UNITED STATES
     -----------------

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

------------------------------------------------------------
(Unaudited)
(All tabular amounts in thousands of United States Dollars)

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

(g) Under U.S. GAAP, available-for-sale securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of shareholders' equity. Fair value is determined by quoted market prices. (The Company has available-for-sale securities as of June 31, 1998.)

(h) Under U.S. GAAP, accrued severance and social charges of $1.1 million resulting from suspension of alluvial mining operations at SOTRAPMAG would not have been recorded as of December 31, 1996, as the requirements for accrual under U.S. GAAP were not satisfied. Under U.S. GAAP, such accruals were recorded in the first quarter of 1997.

------------------------------------------------------------
(Unaudited)
(All tabular amounts in thousands of United States Dollars)

Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                        For the six months ended
                                                                  June 30, 1998           June 30, 1997
                                                             -----------------------  ---------------------
Net loss under Canadian GAAP                                              $(1,865)                $(9,306)
Net effect of the deferred exploration expenditures on
 loss for the period (a)                                                   (5,850)                 (7,125)
Effect of recording compensation expense under stock
 option plans (d)                                                               -                     (42)
Record loss for severance accruals (h)                                          -                  (1,115)
Effect of Omai preferred share redemption (c)                                 688                     747
                                                                          -------                --------
Loss under U.S. GAAP before minority interest                              (7,027)                (16,841)
Adjustment to minority interest                                               361                     978
                                                                          -------                --------
Loss under U.S. GAAP                                                      $(6,666)               $(15,863)
                                                                          =======                ========
Basic and diluted loss per share under U.S. GAAP                          $ (0.22)               $  (0.55)
                                                                          =======                ========

------------------------------------------------------------
(Unaudited)
(All tabular amounts in thousands of United States Dollars)

The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEET

                                          As of June 30, 1998       As of December 31, 1997
                                       --------------------------  --------------------------
                                       Canadian GAAP   U.S. GAAP   Canadian GAAP   U.S. GAAP
                                       --------------  ----------  --------------  ----------

Cash (e)                                    $ 11,053   $   3,622        $ 12,458   $  12,458
Short-term investments (e)                         -       2,001           4,941       1,999
Other current assets                           1,951       1,951           2,753       2,753
Restricted cash                                    -           -             250         250
Deferred exploration (a)                      71,210      20,437          65,160      20,239
Investment in Omai Gold                        1,608         170           2,126           -
   Mines Limited (c)
Long-term investments (e)                          -       5,431               -       2,942
Other assets                                   1,114       1,114           1,434       1,435
                                            --------   ---------        --------   ---------
        Total Assets                        $ 86,936   $  34,726        $ 89,122   $  42,076
                                            ========   =========        ========   =========

Liabilities                                    1,923       1,922           3,840       3,840
Minority interest (a)                          6,177       7,055           5,725       7,076
Share capital, net of stock option           155,117     152,328         153,989     151,200
   loans (f)
Cumulative translation                             -       1,595               -       1,595
   adjustments (b)
Deficit (a) (c) (d) (e)                      (76,281)   (128,174)        (74,432)   (121,635)
                                            --------   ---------        --------   ---------
        Total Liabilities and
        Shareholders' Equity                $ 86,936   $  34,726        $ 89,122   $  42,076
                                            ========   =========        ========   =========




STATEMENTS OF CASH FLOWS

                                                 Operating             Investing            Financing
NET CASH PROVIDED BY (USED IN):                  Activities            Activities          Activities
                                            --------------------  --------------------  -----------------
                                            Canadian     U.S.     Canadian     U.S.     Canadian   U.S.
                                              GAAP       GAAP       GAAP       GAAP       GAAP     GAAP
                                            ---------  ---------  ---------  ---------  --------  -------
For the six months ended
   June 30, 1998                             ($3,430)   ($7,534)   ($4,333)   ($2,680)   $ 1,417  $ 1,378
For the six months ended
   June 30, 1997                             ($4,446)  ($16,038)  ($12,245)    $2,303    $28,554  $28,596

The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (f).

There were no significant non-cash transactions impacting the statement of cash flows for the six months ended June 30, 1998. Non-cash items in financing activities were $0.9 million for the six months ended June 30, 1997.

------------------------------------------------------------
(UNAUDITED_
(All tabular amounts in thousands of United States Dollars)

(8) SUBSEQUENT EVENTS
    -----------------

On July 30, 1998, Golden Star announced that an agreement was reached on the material terms for the exploration and development of Golden Star's Eagle Mountain property. Under the terms of the agreement, Omai Gold Mines Limited ("OGML"), in which Cambior Inc., Golden Star and the Government of Guyana hold 65%, 30% and 5% equity interests, respectively, can earn a 100% interest in Eagle Mountain by (i) paying Golden Star $80,000 upon closing contingent on approval of the OGML Board of Directors and acceptance by the government of Guyana of the transfer of Eagle Mountain to OGML and conversion of the exploration permit to a mining lease; (ii) advancing Golden Star $3.7 million, as a non-interest bearing loan to be repaid through the normal redemption of Class I Preference shares owed to Golden Star; and (iii) funding 100% of exploration and feasibility costs associated with future programs at Eagle Mountain through completion of a final feasibility study. Additionally, if exploration is successful in defining a mining resource resulting in a positive feasibility study and mine development, OGML will pay a 1.5% net smelter royalty to Golden Star upon achievement of commercial production. OGML will also pay to Golden Star an amount equal to $1.0 million at the end of each year of commercial production for a period of five years.

On July 24, 1998, the Company announced an agreement had been reached with North Exploration (Overseas) Pty Limited ("North") for the exploration and development of the Company's Tanda property, located in central eastern Cote d'Ivoire. Under the terms of the agreement, North may earn a 60% participating interest in the Tanda property by spending a minimum of $400,000 on exploration during the first 12 months of the joint venture and a minimum of $3.0 million over a total of 36 months. North also has the option of earning an additional 10% interest, for a total of 70%, by fully funding feasibility work and providing or arranging, on a best efforts basis, project financing for any eventual development. North will act as manager and operator of the joint venture.

On August 14, 1998, the Company and Guyanor announced a restatement of mineralized inventory estimates for the Paul Isnard Project in French Guiana. An internal review of the estimates of mineralized inventory published in February 1998 identified several inappropriate parameters which led to an over-estimation of open pit mineralized inventory and, to a much lessor degree, geologic inventories. A new estimate was prepared using more appropriate parameters which take into consideration the overall confidence of the geologic model and grade estimations given the wide spaced drilling information for the project. The revised estimates are being independently reviewed by SRK Consulting, an international consulting firm. The restatement reduces open pit mineralized inventories at the Montagne d'Or deposit at Paul Isnard from 16.3 million tonnes grading 2.5 g Au/t to 4.6 million tonnes grading 2.6 g Au/t. Geologic mineralized inventories were modified from 28.6 million tonnes grading 2.0 g Au/t to 34.7 million tonnes grading 1.4 g Au/t.

The restatement more appropriately reflects the current level of information for the Montagne d'Or project and does not reduce the Company's enthusiasm for the project. As a result of the restatement, a full review of the Company's technical management structure, policies and procedures for mineralized inventory and reserve estimation is underway. Appropriate action will be taken following completion of the review.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997
-----------------------------------------------------------------------------

During the second quarter of 1998, the Company recognized a net loss of $1.2 million or $0.04 per share as compared to a net loss of $7.5 million or $0.25 per share for the second quarter of 1997. During the second quarter of 1998, the Company recorded no property abandonment charges and write-downs compared to $6.1 million for the similar period in 1997.

For the six months ended June 30, 1998, the Company recognized a net loss of $1.9 million or $0.06 per share, compared to a loss of $9.3 million or $0.32 per share for the similar period in 1997. The decreased loss in the 1998 period is primarily attributable to decreased property write-downs in 1998 ($6.1 million) and no production losses at SOTRAPMAG in 1998 as compared to 1997 ($0.5 million), and a reduction in general and administrative expenditures in 1998 of $0.9 million.

Total revenues of $0.2 million during the second quarter of 1998 (as compared to $0.4 million for the second quarter of 1997) decreased due to the suspension of gold production at SOTRAPMAG as well as lower interest income due to reduced cash balances.

General and administrative expenditures decreased to $1.9 million during the second quarter of 1998 as compared to $2.2 million during the second quarter of 1997. For the six months ended June 30, 1998, general and administrative expenditures decreased to $3.5 million as compared to $4.3 million for the similar period last year. These decreases were due to the Company's ongoing cost reduction efforts. Depreciation expense for the second quarter and six months ended June 30, 1998, decreased as a result of the decrease in the depreciable asset base due to the write-down of equipment at SOTRAPMAG in 1997.

Omai Gold Mines Limited ("OGML"), in which the Company maintains a 30% common share equity interest, reported net income of $2.0 million for the second quarter of 1998 and $5.9 million for the six months ended June 30, 1998, compared to a net income of $1.3 million in the second quarter of 1997 and a net income of $5.5 million for the six months ended June 30, 1997. During the second quarter of 1998, the Company's share of accumulated income exceeded the amount of unrecognized equity losses. Accordingly, the Company recognized $170,000 of equity income. During the six months ended June 30, 1998, OGML produced 163,363 ounces of gold, compared to 174,770 ounces during the first six months of 1997. The Company recorded Class "I" preferred share redemptions from OGML of $1.5 million for the six months ended June 30, 1998, as compared to $1.6 million in the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company held cash and short term investments of $11.1 million ($27.5 million as of June 30, 1997) and working capital of $11.2 million ($26.7 million as of June 30, 1997). The decrease in cash resources and working capital resulted from the expenditures on the Company's exploration activities during the second half of 1997 and the first six months of 1998.

Cash used in investing activities of $4.3 million for the six months ended June 30, 1998 (as compared to $12.2 million for the six months ended June 30, 1997) decreased primarily due to the reduction in expenditures on exploration projects.

Cash provided by financing activities of $1.4 million for the six months ended June 30, 1998 decreased by $27.2 million as compared to $28.6 million for the six months ended June 30, 1997. The decrease results from offerings by the Company in the first six months of 1997 which did not recur in 1998. Share capital increased by $1.1 million for the six months ended June 30, 1998, compared with $28.0 million during the six months ended June 30, 1997, reflecting proceeds from warrant exercises and the May 1997 common stock offering which did not recur in 1998.

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

Africa (Pan African Resources Corporation)
------------------------------------------

Total exploration and acquisition expenditures in Africa for the second quarter of 1998 amounted to $2.1 million (compared to $0.8 million during the second quarter of 1997) and $2.4 million for the first six months of 1998 (compared to $1.7 million for the first six months of 1997). Expenditures in 1998 primarily reflect exploration activities in the Ivory Coast and Kenya and the allocation of goodwill to these properties as a result of the Plan of Arrangement between the Company and PARC. General and administrative expenditures for the second quarter of 1998 totaled $0.1 million (compared to $0.2 million for the second quarter of 1997) and $0.3 million for the first six months of 1998 (compared to $0.3 million for the six month period ended June 30, 1997).

French Guiana (Guyanor Ressources S.A.)
---------------------------------------

Total exploration expenditures by Guyanor for the second quarter of 1998 amounted to $0.9 million, offset by joint venture recoveries of $0.1 million as compared to $3.0 million in expenditures and $2.5 million in joint venture recoveries in 1997. Total exploration expenditures and joint venture recoveries for Guyanor for the six months ended June 30, 1998 were $2.0 million and $0.8 million, respectively (compared to $5.1 million in expenditures and $4.3 million in joint venture recoveries for the first six months of 1997). Activities in French Guiana focused primarily on further work at the St-Elie/Dieu-Merci, Paul Isnard/Eau Blanche and Yaou/Dorlin properties. General and administrative expenditures for Guyanor which were not reimbursed by joint venture partners amounted to $0.6 million and $1.1 million for the quarter and six months ended June 30, 1998, respectively (compared to $0.4 million and $0.9 million for the three and six months ended June 30, 1997, respectively). During the second quarter of 1998, Guyanor recorded no property write-downs as compared to property write-downs of $0.9 million for the Regina Est property in the second quarter of 1997.

On May 27, 1998, Golden Star and Guyanor announced the resolution of the budget deadlock with ASARCO Incorporated ("Asarco") regarding the spending levels and work programs at the Paul Isnard/Eau Blanche and St-Elie/Dieu-Merci gold projects. Under the termination and settlement agreement reached between Guyanor and Asarco and subject to certain conditions, Asarco was required to pay Guyanor amounts totaling approximately $1.0 million. Upon settlement, Asarco relinquished all rights and obligations under the joint venture agreements. Accordingly, Guyanor now holds a 100% interest in the St-Elie/Dieu-Merci projects, and subject to the consent of LaSource Developement S.A.S. ("LaSource"), approximately 87% of the Paul Isnard/Eau Blanche project, with LaSource holding the remaining 13% interest in Paul Isnard/Eau Blanche. During July 1998, Guyanor obtained the consent of LaSource and all amounts owing Guyanor by Asarco were fully paid.

The Company owned approximately 71% of the outstanding shares of Guyanor as of June 30, 1998.

Guyana
------

Exploration and acquisition expenditures in the second quarter of 1998 in Guyana amounted to $0.1 million (compared to $0.8 million during the second quarter of 1997) and $0.7 million for the six months ended June 30, 1998 (compared to $1.4 million for the first six months of 1997). Joint venture recoveries from the Company's BHP Minerals International Inc. ("BHP") projects totaled $0.1 million for the six months ended June 30, 1998. Activities in Guyana focused primarily on the Makapa Hills and Eagle Mountain projects.

It has recently come to the Company's attention that the extension of its mineral rights to the Eagle Mountain project may not have conformed in all material respects with the terms of the mining act. The Company is investigating this matter with the assistance of local counsel. The Government of Guyana recently indicated its willingness to issue a new prospecting license to Golden Star to cure any default relating to the previous extension. However, there can be no assurance that such title will be granted. As of June 30 1998, the Company had incurred $1.3 million of costs on the Eagle Mountain project.

Suriname
--------

Exploration expenditures in Suriname during the second quarter and six months ended June 30, 1998 focused principally on the Saramacca gold project in joint venture with BHP. Total spending in Suriname in the second quarter of 1998 of $0.4 million was offset by recoveries from joint venture partners of $0.1 million (compared to $3.6 million in expenditures and $0.7 million in recoveries for the second quarter of 1997. Exploration expenditures of $0.9 million for the first six months of 1998 (compared to $7.5 million for the six months ended June 30, 1997) were offset by $0.5 million in joint venture recoveries (compared to $1.8 million in recoveries for the first six months of 1997). The reduction is primarily a result of the placement of the Gross Rosebel project on care and maintenance pending improved gold prices and resolution of certain development issues.

Southern Star Resources Ltd.
----------------------------

Exploration expenditures by Southern Star for the second quarter of 1998 were $0.8 million ($2.5 million for the second quarter of 1997) and $1.3 million for the first six months of 1998 (compared to $4.5 for the first six months of 1997). Exploration work focused primarily on the Andorinhas project in Brazil.

The Company recorded no property write-downs during the quarter and six months ended June 30, 1998, compared with a write-down of $0.4 million during the similar period of 1997.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

At the Annual General Meeting of the Shareholders of the Company held on June 16, 1998, shareholders were asked to (i) elect ten directors, Messrs. David K. Fagin, David A. Fennell, Pierre Gousseland, Philip Martin, Donald Mazankowski, Ernest Mercier, Robert Minto, Roger Morton, Richard Stark and Robert Stone and
(ii) approve the appointment of auditors for 1998.

(i) Votes cast in the election of directors were as follows:


                                          Number of Shares
                                          ----------------
                                  For                        Withheld
                                  ---                        --------

David K. Fagin                22,612,850                      36,710
David A. Fennell              22,612,850                      36,710
Pierre Gousseland             22,612,850                      36,710
Philip Martin                 22,612,850                      36,710
Donald Mazankowski            22,612,850                      36,710
Ernest Mercier                22,612,850                      36,710
Robert Minto                  22,612,850                      36,710
Roger D. Morton               22,612,850                      36,710
Richard A. Stark              22,612,850                      36,710
Robert Stone                  22,612,850                      36,710



(ii) Votes cast for the appointment of PricewaterhouseCoopers as auditors for 1998:


        For                        Against                      Withheld
        ---                        -------                      --------
    22,546,622                       -0-                         64,795



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibit 27  Financial Data Schedule

(b) The Company filed with the Securities and Exchange Commission ("SEC") on May 7, 1998, a Form 8-K, dated May 6, 1998, concerning the acquisition of all the issued and outstanding common shares of Pan African Resources Corporation ("PARC") that were not already held by the Company pursuant to a share exchange agreement among PARC and its shareholders.

     The Company filed with the SEC on May 29, 1998, a Form 8-K dated May 27, 1998, concerning the terms and impact of the withdrawal of ASARCO Incorporated from its joint venture agreements with Guyanor Ressources S.A., a 69% subsidiary of the Company, on the St-Elie and Paul-Isnard projects in French Guiana.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Golden Star Resources Ltd.



                              By:   /s/ David A. Fennell
                                  ----------------------
                                   David A. Fennell
                                   President and Chief Executive Officer







                              By:   /s/ Gordon J. Bell
                                  --------------------
                                   Gordon J. Bell
                                   Vice President and Chief Financial Officer












Date:  August 14, 1998