Form 10-Q
period 1998-09-30
GOLDEN STAR RESOURCES LTD
filed 1998-11-17
CIK 903571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   __________

                                   FORM 10-Q
                                   __________

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period ended September 30, 1998

                                       or

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

Number of Common Shares outstanding as of November 10, 1998: 30,292,249.

                          GOLDEN STAR RESOURCES LTD.

                                     INDEX



Part I - Financial Information
          Item 1.  Financial Statements..........................................  1

          Item 2.  Management's Discussion and Analysis of Financial Condition,
                   Results of Operations and Recent Developments................. 12

Part II - Other Information

          Item 1.  Legal Proceedings............................................. 17

          Item 4.  Submission of Matters to a Vote of the Security Holders....... 17

          Item 6.  Exhibits and Reports on Form 8-K.............................. 17

Signatures....................................................................... 18


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance, or achievements express or implied by such forward-looking statements. Such factors include, among others, gold and diamond exploration and development costs and results, fluctuation of gold prices, foreign operations and foreign government regulation, competition, uninsured risks, the establishment, quantification and the recovery of reserves and mineralized inventories, capitalization and commercial viability and requirements for obtaining permits and licenses.

The mineralized inventories mentioned in this report do not qualify as reserves. They were prepared only to give an idea of the portion of the geological inventories that could be exploited economically utilizing open pit mining methods through the application of certain economical and technical parameters in a mathematical algorithm. This estimation of resource will not qualify as a reserve until a more comprehensive evaluation based upon unit cost, grade, recoveries and other material factors is concluded. Consequently, there can be no assurance that the mineralized inventories will ever become ore reserves.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                          GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)

--------------------------------------------------------------------------------

                                                                             (Unaudited)
                                                                         As of September 30,        As of December 31,
                                                                                1998                       1997
ASSETS                                                                   -------------------        ------------------
CURRENT ASSETS
     Cash and short-term investments                                           $  7,688                   $ 17,399
     Accounts receivable                                                          1,165                      2,238
     Inventories                                                                    278                        356
     Other assets                                                                    97                        159
                                                                               --------                   --------
          Total Current Assets                                                    9,228                     20,152

RESTRICTED CASH                                                                       -                        250
DEFERRED EXPLORATION                                                             72,635                     65,160
INVESTMENT IN OMAI GOLD MINES LIMITED                                             1,409                      2,126
FIXED ASSETS                                                                        837                      1,280
OTHER ASSETS                                                                        297                        154
                                                                               --------                   --------
          Total Assets                                                         $ 84,406                   $ 89,122
                                                                               ========                   ========

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                  $  1,785                   $  2,825
     Accrued wages and payroll taxes                                                  -                        900
                                                                               --------                   --------
          Total Current Liabilities                                               1,785                      3,725

OTHER LIABILITIES                                                                    67                        115
                                                                               --------                   --------
          Total Liabilities                                                       1,852                      3,840
                                                                               --------                   --------

MINORITY INTEREST                                                                 5,859                      5,725
                                                                               --------                   --------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                                   159,140                    158,001
     (Common shares, without par value, unlimited shares
      authorized.  Shares issued and outstanding:  September 30,
      1998 - 30,290,588; December 31, 1997 - 29,797,432)

     Stock option loans                                                          (4,012)                    (4,012)
ACCUMULATED DEFICIT                                                             (78,433)                   (74,432)
                                                                               --------                   --------
     Total Shareholders' Equity                                                  76,695                     79,557
                                                                               --------                   --------
          Total Liabilities and Shareholders' Equity                           $ 84,406                   $ 89,122
                                                                               ========                   ========

  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                               Three Months             Nine Months
                                                            Ended September 30,      Ended September 30,
                                                           --------------------     --------------------

                                                             1998        1997         1998       1997
                                                           ---------   --------     --------   ---------
REVENUE
 Precious metals sales                                      $     -    $     4      $     -    $    443
 Interest and other                                             189        346          606         871
                                                            -------    -------      -------    --------
                                                                189        350          606       1,314

COSTS AND EXPENSES
 Cost of goods sold                                               -          9            -         987
 Depreciation                                                    60        151          180         711
 General and administrative                                   1,971      2,148        5,427       6,483
 Exploration expense                                             26        275          267         754
 Abandonment and impairment of mineral properties               199      3,503          199       9,573
 Gain on sale of assets                                           -       (301)           -        (302)
 Loss on impairment of assets                                     -      1,522            -       1,522
 Interest and bank charges                                      111         (6)         126          15
 Foreign exchange loss (gain)                                   140         27           58          50
                                                            -------    -------      -------    --------
                                                              2,507      7,328        6,257      19,793

PROFIT (LOSS) BEFORE THE UNDERNOTED                          (2,318)    (6,978)      (5,651)    (18,479)

Equity in earnings of Omai Gold Mines Limited                  (170)         -            -           -
Premium on Omai Preferred Class Share Redemptions                34        151          863       1,050
                                                            -------    -------      -------    --------
Net profit (loss) before minority interest                   (2,454)    (6,827)      (4,788)    (17,429)
Minority interest share of loss                                 318      1,707          787       3,003
                                                            -------    -------      -------    --------

NET PROFIT (LOSS)                                           $(2,136)   $(5,120)     $(4,001)   $(14,426)
                                                            =======    =======      =======    ========

BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE                $(0.07)    $(0.17)      $(0.13)     $(0.50)
                                                            =======    =======      =======    ========

Weighted Average Shares Outstanding
(Millions of shares)                                           30.0       29.7         30.0        28.8
                                                            =======    =======      =======    ========

  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Stated in thousands of United States Dollars)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                            Nine Months Ended           Nine Months Ended
                                                                            September 30, 1998          September 30, 1997
OPERATING ACTIVITIES:                                                      --------------------        --------------------
  Net loss                                                                         $(4,001)                  $(14,426)
  Reconciliation of net loss to net cash used in operations:
    Depreciation                                                                       180                        711
    Premium on Omai Preferred Share Redemptions                                       (863)                    (1,050)
    Gain on sale of assets                                                               -                       (302)
    Loss on impairment of assets                                                         -                      1,522
    Abandonment and write-down of mineral properties                                    199                     9,573
    Minority interest loss                                                             (787)                   (3,003)
  Changes in non-cash operating working capital                                        (727)                     (796)
                                                                                    -------                  --------
          Net Cash Used in Operating Activities                                      (5,999)                   (7,771)
                                                                                    -------                  --------

INVESTING ACTIVITIES:
  Expenditures on mineral properties, net of joint venture
   recoveries                                                                       (7,674)                   (18,426)
  Depreciation charged to projects                                                     280                        264
  Equipment purchases                                                                  (49)                      (327)
  Proceeds from sale of equipment                                                       32                        486
  Omai Preferred Share Redemptions                                                   1,580                      1,922
  Other assets                                                                        (149)                        51
                                                                                   -------                   --------
          Net Cash Used in Investing Activities                                     (5,980)                   (16,030)
                                                                                   -------                   --------

FINANCING ACTIVITIES:
  Restricted cash                                                                      250                      1,250
  Proceeds from issuance of subsidiary's stock                                           -                         29
  Offering costs of subsidiary                                                           6                        (25)
  Issuance of share capital                                                          1,139                     22,513
  Issuance of share capital under warrants                                               -                      5,429
  Issuance of share capital under options                                                -                        140
  Increase (Decrease) in minority interest                                             921                         45
  Stock option loan receipts (additions)                                                 -                          1
  Other                                                                                (48)                         6
                                                                                   -------                   --------
          Net Cash Provided by Financing Activities                                  2,268                     29,388
                                                                                   -------                   --------

Increase (Decrease) in cash                                                         (9,711)                     5,587
Cash and short-term investments, beginning of period                                17,399                     15,663
                                                                                   -------                   --------
Cash and short-term investments, end of period                                     $ 7,688                   $ 21,250
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

The unaudited financial statements as of September 30, 1998, and for the nine months ended September 30, 1998 and 1997, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

(1)      LIQUIDITY
         ---------

During 1998, the Company has substantially curtailed its exploration activities and general and administrative expenses in the field and at the corporate headquarters in an effort to conserve cash resources. Capital is allocated to projects which offer the greatest potential to generate additional reserves and resources. Most of the exploration and development expenditures for the Company and its subsidiaries represent discretionary spending and can be adjusted to reflect, among other things, results of exploration and development activities and the Company's capital resources.

In order to prepare for the possibility that the current depressed market for gold prices and gold shares may continue into 1999, the Company plans a further reduction in activity and general and administrative expenses. The Company anticipates that additional capital will be required in 1999 in order to fund operations and exploration activities. Sources for such capital may include, among other things, the establishment of joint ventures, sale of property interests or assets and issuance of debt or equity securities.

The level of exploration activity over this period is dependent on the Company's ability to raise capital. Without additional capital during this period, the Company's exploration activities and expenditures will be significantly reduced from previous levels. Whether and to what extent alternative financing options are pursued by the Company or its subsidiaries will depend on a number of factors including, among others, the successful acquisition of additional properties or projects, the price of gold and management's assessment of the capital markets. No assurance can be given that the Company will be able to access such financing on terms which are favorable to the Company.

(2)      INVENTORIES
         -----------

                                                    September 30, 1998              December 31, 1997
                                                    ------------------              -----------------
Gold Inventory                                             $  -                            $ 53
Materials and Supplies                                      278                             303
                                                           ----                            ----
                                                           $278                            $356
                                                           ====                            ====

(3)      FIXED ASSETS
         ------------

                                                    September 30, 1998              December 31, 1997
                                                    ------------------              -----------------
Machinery & Equipment                                     $ 3,254                        $ 3,239
Accumulated Depreciation                                   (2,417)                        (1,959)
                                                          -------                        -------
                                                          $   837                        $ 1,280
                                                          =======                        =======

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

(4)  DEFERRED EXPLORATION
     --------------------

                                Deferred                                                                          Deferred
                                Exploration                                                      Property         Exploration
                                Expenditures     Capitalized        Capitalized     Joint        Impairments      Expenditures
                                as at            Exploration        Acquisition     Venture      &                as at
                                Dec. 31, 1997    Expenditures       Expenditures    Recoveries   Abandonments     September 30, 1998

                                ====================================================================================================
GUYANA
   Eagle Mountain                  $ 1,136          $  216             $ -            $ -            $ -              $ 1,352
   Quartz Hill                       1,347               -               -              -              -                1,347
   Five Stars Gold                   3,684             361               -              -              -                4,045
   Five Stars Diamond                2,360             188               -              -              -                2,548
   BHP Gold Projects                   333               -               -            (65)             -                  268
   Guyana Diamond Permits              109               -               -              -              -                  109
   Other                                97             263               -              -              -                  360
                                ----------------------------------------------------------------------------------------------------

       Sub-total                     9,066           1,028               -            (65)             -               10,029
                                ----------------------------------------------------------------------------------------------------

SURINAME
   Benzdorp / Lawa                   3,344               8               -              -              -                3,352
   Gross Rosebel                    13,892             587               -           (278)             -               14,201
   Headley's Right of Exploration      311               2               -              -              -                  313
   Thunder Mountain                    453               2               -              -              -                  455
   Saramacca                         1,862             373               -           (263)             -                1,972
   Sara Kreek                          581               6               -              -              -                  587
   Tempati Reconnaissance              344              18               -            (16)             -                  346
   Tapanahony Reconnaissance           251               7               -            (25)              -                 233
   Kleine Saramacca                    107               -               -              -              -                  107
   Lawa Antino                       2,096              76               -            (56)             -                2,116
   Ulemari Reconnaissance              291             (54)              -              -              -                  237
   Other                               (17)            191               -              -              -                  174
                                ----------------------------------------------------------------------------------------------------

       Sub-total                    23,515           1,216               -           (638)             -               24,093
                                ----------------------------------------------------------------------------------------------------

FRENCH GUIANA
(Guyanor Ressources S.A.)
   Dorlin                            1,330             938               -           (468)             -                1,800
   St-Elie                           1,973             484               -           (253)             -                2,204
   Dieu-Merci                          382             480               -           (109)             -                  753
   Yaou                              7,130             286               -           (143)             -                7,273
   Paul Isnard / Eau Blanche         3,629             933               -           (285)             -                4,277
   SOTRAPMAG                         1,987             (22)              -              -              -                1,965
   Dachine                           1,234             190               -              -              -                1,424
   Other                                81              (5)              -              -              -                   76
                                ----------------------------------------------------------------------------------------------------

       Sub-total                    17,746           3,284               -         (1,258)             -               19,772
                                ----------------------------------------------------------------------------------------------------

AFRICA (PAN AFRICAN RESOURCES
 CORPORATION)
   Ivory Coast / Comoe               2,092           1,748                -             -              -                3,840
   Kenya / Ndori                     1,677             829                -             -              -                2,506
   Burkina Faso                          8              18                -             -            (26)                   -
                                ----------------------------------------------------------------------------------------------------

       Sub-total                     3,777           2,595                -             -            (26)               6,346
                                ----------------------------------------------------------------------------------------------------

LATIN AMERICA (SOUTHERN STAR
 RESOUCES LTD.)
 Brazil / Andorinhas                 8,490             620              200             -              -                9,310
 Brazil / Abacaxis                   2,096             168                -             -              -                2,264
 Brazil / Other                        189             404                -             -              -                  593
 Bolivia / San Simon                   173               -                -             -           (173)                   -
                                ----------------------------------------------------------------------------------------------------

   Sub-total                        10,948           1,192              200             -           (173)              12,167
                                ----------------------------------------------------------------------------------------------------

OTHER                                  108             120                -             -              -                  228
                                ----------------------------------------------------------------------------------------------------

TOTAL                              $65,160          $9,435             $200       $(1,961)         $(199)             $72,635
                                ====================================================================================================


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

It has come to the Company's attention that the extension of its mineral rights to the Eagle Mountain project may not have conformed in all material respects with the terms of the Mining Act of Guyana. As a result, the Government of Guyana recently issued a new prospecting license to the Company to cure any default relating to the previous extension. As of September 30, 1998, the Company had incurred $1.3 million of costs on the Eagle Mountain project.

On July 30, 1998, the Company announced that a preliminary agreement was reached on the material terms for the exploration and development of the Company's Eagle Mountain property. Under the terms of the agreement, Omai Gold Mines Limited ("OGML") in which Cambior Inc., the Company and the Government of Guyana hold 65%, 30% and 5% equity interests, respectively, can acquire a 100% interest in Eagle Mountain by (i) paying the Company $80,000: and (ii) advancing the Company $3.1 million, as a non-interest bearing loan to be repaid through the normal redemption of Class I Preference shares owed to the Company. After closing, OGML will fund 100% of exploration and feasibility costs associated with future programs at Eagle Mountain through completion of a final feasibility study. Additionally, if exploration is successful in defining a mining resource resulting in a positive feasibility study and mine development, OGML will pay a 1.5% net smelter royalty to the Company upon achievement of commercial production. OGML will also pay to the Company an amount equal to $1.0 million at the end of each year of commercial production for a period of five years. The closing of the acquisition is subject to the fulfillment of certain conditions, including the approval by the Government of Guyana of the transfer of the Eagle Mountain title to OGML.

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


(5)  INVESTMENT IN OMAI GOLD MINES LIMITED
     -------------------------------------

Details regarding the Company's investment in the common and preferred share equity of Omai Gold Mines Ltd. and its share of equity losses not recorded for the year ended December 31, 1997 and the nine months ended September 30, 1998, are as follows:

                                                       Common Shares            Preferred Shares
                                                       --------------           ----------------
December 31, 1997                                          $    -                    $ 2,126
                                                           ------
Less: Preferred Share Redemption                                -                     (1,580)
Add: Premium on Preferred Share Redemption                 $    -                        863
                                                           ------                    -------
September 30, 1998                                         $    -                    $ 1,409
                                                           ======                    =======

The Company's share of Accumulated Losses at:

December 31, 1997                                    $(1,507)
                                                     =======
September 30, 1998                                   $  (264)
                                                     =======

The Company recorded proceeds of $1.6 million from redemption of preferred shares during the nine months ended September 30, 1998. During the third quarter of 1998, the Company's share of accumulated losses exceeded the amount of recognized equity income. Accordingly, the Company recognized $0.2 million of equity loss, which equals the previously recorded equity income.

(6)  PURCHASE OF PARC MINORITY INTEREST
     ----------------------------------

On April 21, 1998, The Company completed a Plan of Arrangement that resulted in the purchase of all of the outstanding shares held by minority shareholders of PARC. As a result, the Company issued 388,574 of its common shares with a market value of $0.9 million to the minority shareholders of Pan African Resources Corporation ("PARC"). As a result of this transaction, the Company allocated goodwill of approximately $1.8 million to the Comoe and Ndori properties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


The following is the pro-forma income and loss for the nine months ended September 30, 1998 and 1997, showing the results of operations had the transaction been completed on January 1, 1997:

                                                   For the Nine Months            For the Nine Months
                                                Ended September 30, 1998        Ended September 30, 1997
                                                ------------------------        ------------------------
     Revenue                                            $   606                           $  1,314
     Net Profit (Loss)                                  $(4,092)                          $(15,651)
     Net Profit (Loss) per Share                        $ (0.13)                          $  (0.54)

(7)  CHANGES TO SHARE CAPITAL
     ------------------------

During the nine months ended September 30, 1998, 73,460 shares were issued for options previously granted under the Company's Stock Option Plan and 31,122 shares were issued under the Company's Employees' Stock Bonus Plan.

On April 21, 1998, 388,574 shares were issued to the shareholders of PARC under a Plan of Arrangement that resulted in the acquisition of the outstanding common shares of PARC not already owned by the Company. (See Note 6.)

(8)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES
     ------------------------------------------------------------------------

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

Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                       For the nine months ended
                                                             September 30, 1998         September 30, 1997
                                                          ------------------------   ------------------------
Net loss under Canadian GAAP                                      $ (4,001)                  $(14,426)
Net effect of the deferred exploration expenditures on
 loss for the period (a)                                            (7,275)                    (8,253)
Effect of recording compensation expense under stock
 option plans (d)                                                        -                        (42)
Record loss for severance accruals (h)                                   -                     (1,115)
Effect of Omai preferred share redemption (c)                          717                        871
                                                                  --------                   --------
Loss under U.S. GAAP before minority interest                      (10,559)                   (22,965)
Adjustment to minority interest                                        588                        500
                                                                  --------                   --------
Loss under U.S. GAAP                                              $ (9,971)                  $(22,465)
                                                                  ========                   ========
Basic and diluted loss per share under U.S. GAAP                  $  (0.33)                  $  (0.78)
                                                                  ========                   ========

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)

The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEET

                                         As of September 30, 1998       As of December 31, 1997
                                        ---------------------------   ---------------------------
                                        Canadian GAAP    U.S. GAAP    Canadian GAAP    U.S. GAAP
                                        --------------   ----------   --------------   ----------
Cash (e)                                   $  7,688      $     702       $ 12,458      $  12,458

Short-term investments (e)                        -          3,156          4,941          1,999

Other current assets                          1,540          1,540          2,753          2,753

Restricted cash                                   -              -            250            250

Deferred exploration (a)                     72,635         20,437         65,160         20,239

Investment in Omai Gold                       1,409              -          2,126              -
   Mines Limited (c)

Long-term investments (e)                         -          3,830              -          2,942

Other assets                                  1,134          1,134          1,434          1,435
                                           --------      ---------       --------      ---------
        Total Assets                       $ 84,406      $  30,801       $ 89,122      $  42,076
                                           ========      =========       ========      =========

Liabilities                                   1,852          1,852          3,840          3,840

Minority interest (a)                         5,859          6,986          5,725          7,076

Share capital, net of stock option          155,128        152,338        153,989        151,200
   loans (f)

Cumulative translation                            -          1,595              -          1,595
   adjustments (b)

Deficit (a) (c) (d) (e)                     (78,433)      (131,970)       (74,432)      (121,635)
                                           --------      ---------       --------      ---------
        Total Liabilities and
        Shareholders' Equity               $ 84,406      $  30,801       $ 89,122      $  42,076
                                           ========      =========       ========      =========


STATEMENTS OF CASH FLOWS

                                                   Operating               Investing             Financing
Net cash provided by (used in):                   Activities              Activities             Activities
                                             ---------------------   ---------------------   ------------------
                                             Canadian      U.S.      Canadian      U.S.      Canadian    U.S.
                                               GAAP        GAAP        GAAP        GAAP        GAAP      GAAP
                                             ---------   ---------   ---------   ---------   --------   -------
For the nine months ended
   September 30, 1998                         ($5,999)   ($11,941)   ($ 5,980)   ($   967)    $ 2,268   $ 2,309
For the nine months ended
   September 30, 1997                         ($7,771)   ($23,722)   ($16,030)   ($   240)    $29,388   $29,433

The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (f).

There were no significant non-cash transactions impacting the statement of cash flows for the nine months ended September 30, 1998. Non-cash items in financing activities were $0.3 million for the nine months ended September 30, 1997.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(UNAUDITED)
(All tabular amounts in thousands of United States Dollars)


(9) SUBSEQUENT EVENTS
    -----------------

On October 30, 1998, the Company announced that David A. Fennell resigned from his position as President and Chief Executive Officer of the Company. He also resigned as President of the Board of Directors and director of Guyanor Ressources S.A., the Company's 71% owned subsidiary. Under a Separation Agreement and Release which became irrevocable on November 7, 1998, the Company paid to Mr. Fennell $597,000, (the equivalent of two years of salary). Under the agreement, the Company is obligated to reimburse Mr. Fennell for up to $81,200 of expenses.

Mr. Pierre Gousseland, currently Chairman of the Company, has been appointed Acting Chief Executive Officer on an interim basis. The Board of Directors of the Company is currently conducting a search for a new President and Chief Executive Officer.

A new geologic model and estimation of the mineralized inventories at St-Elie has been completed. The new estimate is less than 50% of the February estimate, however, the reduction in mineralized inventories at St-Elie does not affect proven and probable mining reserves. Furthermore, the February estimate for St-Elie accounts for only approximately 10% of the Company's (1.0 of 10.4 million tonnes) and Guyanor's (1.4 of 14.6 million tonnes) total open pit mineralized inventory tonnage and approximately 3% and 6% of total geologic inventory tonnage for the Company (2.3 of 82 million tonnes) and Guyanor (3.3 of 55.8 million tonnes), respectively. The February estimates and the lower new estimates for St-Elie are not material in relation to the Company's and Guyanor's total open pit and geologic mineralized inventories and, as a result, estimates of mineralized inventories at St-Elie will no longer be reported unless material.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September
--------------------------------------------------------------------------------
30, 1997
--------

During the third quarter of 1998, the Company recognized a net loss of $2.1 million or $0.07 per share as compared to a net loss of $5.1 million or $0.17 per share for the third quarter of 1997. During the third quarter of 1998, the Company recorded $0.2 million in property abandonment charges and write-downs compared to $3.5 million for the similar period in 1997.

For the nine months ended September 30, 1998, the Company recognized a net loss of $4.0 million or $0.13 per share, compared to a loss of $14.4 million or $0.50 per share for the similar period in 1997. The decreased loss in the 1998 period is primarily attributable to a decrease of $9.4 million in property write-downs in 1998, no production losses at SOTRAPMAG in 1998 as compared to 1997 ($0.5 million), and a reduction in general and administrative expenditures in 1998 of $1.1 million.

Total revenues of $0.2 million during the third quarter of 1998 (as compared to $0.4 million for the third quarter of 1997) decreased due to lower interest income from lower available cash balances.

General and administrative expenditures decreased to $2.0 million during the third quarter of 1998 as compared to $2.1 million during the third quarter of 1997. For the nine months ended September 30, 1998, general and administrative expenditures decreased to $5.4 million as compared to $6.5 million for the similar period last year. These decreases were due to the Company's ongoing cost reduction efforts. Depreciation expense for the third quarter and nine months ended September 30, 1998, decreased as a result of the decrease in the depreciable asset base due to the write-down of equipment at SOTRAPMAG in 1997.

Omai Gold Mines Limited ("OGML"), in which the Company maintains a 30% common share equity interest, reported net loss of $1.3 million for the third quarter of 1998 and $4.6 million for the nine months ended September 30, 1998, compared to a net loss of $0.4 million in the third quarter of 1997 and a net income of $5.2 million for the nine months ended September 30, 1997. During the third quarter of 1998, the Company's share of accumulated losses exceeded the amount of recognized equity income. Accordingly, the Company recognized a $0.2 million loss on its equity investment in OGML. During the nine months ended September 30, 1998, OGML produced 238,421 ounces of gold, compared to 255,430 ounces during the first nine months of 1997. The Company recorded Class "I" preferred share redemptions from OGML of $0.9 million for the nine months ended September 30, 1998, as compared to $1.1 million in the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company held cash and short term investments of $7.7 million ($17.4 million as of December 31, 1997) and working capital of $7.4 million ($16.5 million as of December 31, 1997). The decrease in cash resources and working capital resulted from the expenditures on the Company's exploration activities during the first nine months of 1998.

Under the terms of an agreement reached between OGML, the Company and Cambior Inc. for exploration and development of the Eagle Mountain property in Guyana, the Company expects to receive in the fourth quarter, an additional $80,000 cash payment and an advance of the remaining $3.1 million of Class I Preferred Shares of OGML.

Cash used in investing activities of $6.0 million for the nine months ended September 30, 1998 (as compared to $16.0 million for the nine months ended September 30, 1997) decreased primarily due to the reduction in expenditures on exploration projects.

Cash provided by financing activities of $2.3 million for the nine months ended September 30, 1998 decreased by $27.1 million as compared to $29.4 million for the nine months ended September 30, 1997. The decrease results from offerings by the Company in the first nine months of 1997 which did not recur in 1998. Share capital increased by $1.1 million for the nine months ended September 30, 1998, compared with $28.1 million during the nine months ended September 30, 1997, reflecting proceeds from warrant exercises and the May 1997 common stock offering which did not recur in 1998.

During 1998, the Company has substantially curtailed its exploration activities and general and administrative expenses in the field and at the corporate headquarters in an effort to conserve cash resources. Capital is allocated to projects which offer the greatest potential to generate additional reserves and resources. Most of the exploration and development expenditures for the Company and its subsidiaries represent discretionary spending and can be adjusted to reflect, among other things, results of exploration and development activities and the Company's capital resources.

In order to prepare for the possibility that the current depressed market for gold prices and gold shares may continue into 1999, the Company plans a further reduction in activity and general and administrative expenses. The Company anticipates that additional capital will be required in 1999 in order to fund operations and exploration activities. Sources for such capital may include, among other things, the establishment of joint ventures, sale of property interests or assets and issuance of debt or equity securities.

The level of exploration activity over this period is dependent on the Company's ability to raise capital. Without additional capital during this period, the Company's exploration activities and expenditures will be significantly reduced from previous levels. Whether and to what extent alternative financing options are pursued by the Company or its subsidiaries will depend on a number of factors including, among others, the successful acquisition of additional properties or projects, the price of gold and management's assessment of the capital markets. No assurance can be given that the Company will be able to access such financing on terms which are favorable to the Company.

Africa (Pan African Resources Corporation)
------------------------------------------

Total exploration and acquisition expenditures in Africa for the third quarter of 1998 amounted to $0.2 million (compared to $0.7 million during the third quarter of 1997) and $2.6 million for the first nine months of 1998 (compared to $2.4 million for the first nine months of 1997). Expenditures in 1998 primarily reflect exploration activities in the Ivory Coast and Kenya and the allocation of excess purchase price over the value of the assets acquired to these properties as a result of the Plan of Arrangement between the Company and PARC. General and administrative expenditures for the third quarter of 1998 totaled $0.1 million (compared to $0.2 million for the third quarter of 1997) and $0.3 million for the first nine months of 1998 (compared to $0.5 million for the nine month period ended September 30, 1997).

French Guiana (Guyanor Ressources S.A.)
---------------------------------------

Total exploration expenditures by Guyanor for the third quarter of 1998 amounted to $1.4 million, offset by joint venture recoveries of $0.5 million as compared to $2.9 million in expenditures and $2.3 million in joint venture recoveries in 1997. Total exploration expenditures and joint venture recoveries for Guyanor for the nine months ended September 30, 1998 were $3.3 million and $1.3 million, respectively (compared to $8.0 million in expenditures and $6.6 million in joint venture recoveries for the first nine months of 1997). Activities in French Guiana focused primarily on further work at the St-Elie/Dieu-Merci, Paul Isnard/Eau Blanche and Yaou/Dorlin properties. General and administrative expenditures for Guyanor which were not reimbursed by joint venture partners amounted to $0.8 million and $1.9 million for the quarter and nine months ended September 30, 1998, respectively (compared to $0.5 million and $1.4 million for the three and nine months ended September 30, 1997, respectively).

On August 14, 1998, the Company and Guyanor announced a restatement of mineralized inventory estimates for the Paul Isnard Project in French Guiana. An internal review of the estimates of mineralized inventory published in February 1998 identified several inappropriate parameters which led to an over-estimation of open pit mineralized inventory and, to a much lesser degree, geologic inventories. A new estimate was prepared using more appropriate parameters taking into consideration the overall confidence of the geologic model and grade estimations given the wide spaced drilling information for the project. The revised estimates were independently reviewed and confirmed by SRK Consulting, an international consulting firm. The restatement reduced open pit mineralized inventories at the Montagne d'Or deposit at Paul Isnard from 16.3 million tonnes grading 2.5 g Au/t to 4.6 million tonnes grading 2.6 g Au/t. Geologic mineralized inventories were modified from 28.6 million tonnes grading
2.0 g Au/t to 34.7 million tonnes grading 1.4 g Au/t.

On May 27, 1998, the Company and Guyanor announced the resolution of the budget deadlock with ASARCO Incorporated ("Asarco") regarding the spending levels and work programs at the Paul Isnard/Eau Blanche and St-Elie/Dieu-Merci gold projects. Under the termination and settlement agreement reached between Guyanor and Asarco and subject to certain conditions, Asarco was required to pay Guyanor amounts totaling approximately $1.0 million. Upon settlement, Asarco relinquished all rights and obligations under the joint venture agreements. Accordingly, Guyanor now holds a 100% interest in the St-Elie/Dieu-Merci projects, and subject to the consent of LaSource Developpement S.A.S. ("LaSource"), approximately 89% of the Paul Isnard/Eau Blanche project, with LaSource holding the remaining 11% interest in Paul Isnard/Eau Blanche. During July 1998, all amounts owing Guyanor by Asarco were fully paid.

The Company owned approximately 71% of the outstanding shares of Guyanor as of September 30, 1998.

Guyana
------

Exploration and acquisition expenditures in the third quarter of 1998 in Guyana amounted to $0.3 million (compared to $1.1 million during the third quarter of 1997) and $1.0 million for the nine months ended September 30, 1998 (compared to $2.4 million for the first nine months of 1997). Joint venture recoveries from the Company's BHP Minerals International Inc. ("BHP") projects totaled $0.1 million for the nine months ended September 30, 1998. Activities in Guyana focused primarily on the Makapa Hills and Eagle Mountain projects.

Suriname
--------

Exploration expenditures in Suriname during the third quarter and nine months ended September 30, 1998 focused principally on the Saramacca gold project in joint venture with BHP and additional feasibility study work on Gross Rosebel. Total spending in Suriname in the third quarter of 1998 of $0.4 million was offset by recoveries from joint venture partners of $0.2 million (compared to $3.1 million in expenditures and $2.4 million in recoveries for the third quarter of 1997). Exploration expenditures of $1.2 million for the first nine months of 1998 (compared to $10.6 million for the nine months ended September 30, 1997) were offset by $0.6 million in joint venture recoveries (compared to $4.2 million in recoveries for the first nine months of 1997). The reduction is primarily a result of the placement of the Gross Rosebel project on care and maintenance pending improved gold prices and resolution of certain development issues.

Southern Star Resources Ltd.
----------------------------

Exploration expenditures by Southern Star for the third quarter of 1998 were $0.1 million ($1.5 million for the third quarter of 1997) and $1.2 million for the first nine months of 1998 (compared to $6.0 million for the first nine months of 1997). Exploration work focused primarily on the Abacaxis project in Brazil.

The Company recorded property write-down charges of $0.2 million for the San Simon property in Bolivia during the quarter and nine months ended September 30, 1998, as compared with write-downs of $1.2 million during the similar period of 1997.

Year 2000 Compliance
--------------------

The Company recognizes the importance of ensuring that its business operations are not disrupted as a result of Year 2000 problems. The Company has prepared a three step plan to identify and resolve Year 2000 issues. First, the Company is compiling an inventory of its Information Technology ("IT") systems, and non-IT systems (which are those which typically include "embedded" technology such as microprocessors or chips) and performing a survey of the state of Year 2000 readiness of third party suppliers and vendors. Second, the Company is prioritizing the IT and non-IT systems and vendor responses. Third, the Company has prepared a Year 2000 testing plan to assess the ability of IT and non-IT systems to handle the Year 2000. Those systems that not Year 2000 compliant are being modified or replaced to ensure that they are Year 2000 compliant. These steps are in various stages of completion. The Company anticipates that all steps will be completed by June 30, 1999. The Company estimates the internal and external cost of Year 2000 compliance to be approximately $0.1 million.

The Company believes that the greatest risk presented by the Year 2000 problem is from third parties, such as suppliers and financial institutions who may not have adequately addressed the problem. A failure of any such third party's computer or other applicable systems in sufficient magnitude could materially and adversely impact the Company. The Company is not presently able to quantify this risk but believes that it is minimal based upon the survey responses received to date from third party suppliers and vendors.

The Company is undertaking a contingency planning effort to identify alternatives that could be used to mitigate the effects of Year 2000 related failures. The Company keeps printed back-up of all material transactions which could facilitate the continuation of business operations and remediation of data loss in the event of a system failure.

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

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibit 27  Financial Data Schedule

(b) The Company filed with the Securities and Exchange Commission on August 17, 1998, a Form 8-K concerning the completion by the Company and its approximately 71% owned public French subsidiary, Guyanor Ressources S.A., of an internal review of the mineralized inventory estimates for the Paul Isnard project in French Guiana, which were made public in February 1998. The review identified inappropriate parameters used in the mineralized inventory calculations which led to an overestimation of open pit mineralized inventories and, to a much lesser degree, geologic inventories.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Golden Star Resources Ltd.



                              By:  /s/ Pierre Gousseland
                                  ------------------------
                                   Pierre Gousseland
                                   President and Chief Executive Officer








                              By:  /s/ Gordon J. Bell
                                  ---------------------
                                   Gordon J. Bell
                                   Vice President and Chief Financial Officer



Date:  November 16, 1998