Form 10-K
period 1998-12-31
GOLDEN STAR RESOURCES LTD
filed 1999-03-31
CIK 903571

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K



[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 1998


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No ______


Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form l0-K. ______

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $24.5 million as of March 12, 1999, based on the closing price of the shares on the American Stock Exchange of $0.81 per share.

Number of Common Shares outstanding as at March 12, 1999:  30,292,249


                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's 1999 Proxy Statement and Information Circular for the 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference into
Part III hereof.

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

     ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Financial information is presented in accordance with accounting principles generally accepted in Canada. Differences between accounting principles generally accepted in the United States and those applied in Canada, as applicable to the Company, are explained in Note 15 to the Consolidated Financial Statements.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressly stated or implied by such forward-looking statements. Such factors include, among others, the following: gold and diamond exploration and development costs and results, changes in gold price, the establishment, quantification and recovery of reserves and mineralized material, the timing and scope of future drilling, results of pending and future feasibility studies, political, economic and operational risks of foreign operations, force majeure events, impacts of the year 2000 problem and its effect on joint venture partners and third party suppliers, competition, uninsured risks, capitalization and commercial viability and expectation regarding the receipt of permits and licenses. (See "Item 1. Risk Factors".)

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS
------   -----------------------

Overview

Golden Star Resources Ltd. ("Golden Star" or the "Company" or "we") is an international gold and diamond exploration company with a diverse portfolio of active and inactive exploration and development projects, and a non-operating interest in a producing mine. The Company's core focus is on the acquisition, discovery and development of gold and diamond projects and, if appropriate, the execution of partnership arrangements with major mining companies to develop and operate mines. The Company currently has projects in various stages of development in Guyana, French Guiana (through its approximately 71% owned publicly traded subsidiary, Guyanor Ressources S.A.), Suriname and Brazil in South America, and in Ivory Coast and Kenya in Africa. In this report, "Company" refers to Golden Star Resources Ltd. and its subsidiaries unless the context specifies otherwise.

The Company's efforts are concentrated in a geologic domain known as greenstone belts, which are ancient volcanic-sedimentary rock assemblages. Greenstone belts are known to be favorable geologic environments for gold mineralization and account for a significant proportion of the world's historic gold production. The Company began its exploration activities in 1985 in the tropical, Proterozoic greenstone belts of the Guiana Shield, and extended its activities in the 1990's to the geologically related greenstone belts of the Brazilian Shield and West African Shield and to the greenstone belts of East Africa. During 1998, the Company abandoned or suspended its activities on several projects to focus on its most promising prospects.

As at March 12, 1999, the Company's interest in gold production was in the form of a 30% common share equity interest in Omai Gold Mines Limited, a company incorporated under the laws of Guyana ("OGML"), the owner and operator of the Omai gold mine in Guyana (the "Omai Mine") (see "Item 2. Description of Properties - Guyana Properties - Omai Mine"). A study was completed in 1997 on the Company's second major project, Gross Rosebel, located in Suriname. The study contained a description and analysis of the economic and commercial viability of bringing into production and operating a mine on Gross Rosebel assuming a gold price of between $380 and $400 during the life of the mine. Mine development at Gross Rosebel has been deferred pending receipt of all necessary approvals from the Government of Suriname (including approval of the feasibility study), the resolution of several development issues and an improved gold price (See "Item 2. Description of Properties - Suriname - Gross Rosebel").

The Company was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation of South American Goldfields Inc., a Canadian corporation, and Golden Star Resources Ltd., a corporation originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd. Concurrent with the amalgamation, the common shares of the Company were consolidated on a one-for-two basis. Reference to common shares herein means common shares of the Company after the amalgamation and the share consolidation. The fiscal year of the Company ends on December 31.

The head office of the Company is located at 1660 Lincoln Street, Suite 3000, Denver, Colorado 80264-3001, and the registered and records office is located at 19th Floor, 885 West Georgia Street, Vancouver, British Columbia V6C 3H4. As at March 12, 1999, the Company and its subsidiaries had a total of approximately 180 full-time employees, of which 14 were based in Denver, 12 are expatriate geologists and the balance are mostly nationals of the various countries in South America and Africa where the Company and its subsidiaries carry on their operations.

The Company has established a decentralized structure in order to facilitate effective management of its geographically diverse portfolio of mineral properties. The Company owns a 71% interest in Guyanor Ressources S.A. ("Guyanor"), a French public company. Guyanor was originally established in order to comply with the laws of France which require that mining title in France be held by a French company. Guyanor's Class B common shares are listed on the Toronto Stock Exchange under the symbol "GRL.B" and on the Nouveau Marche of the Bourse de Paris under the symbol "GUYN".

Business Strategy

The Company's business strategy is to focus on its core skills of gold and diamond exploration and property acquisition, with the ultimate goal of holding significant interests in large scale gold and diamond mines. The Company's business strategy is dependent on availability of adequate capital (see "Risk Factors - Risks associated with our limited financial resources") and is comprised of the following elements:

 . Focus on exploration. The Company believes that the greatest potential increase in shareholder value in the gold and diamond mining sector comes from the discovery and development of mineral deposits. The Company intends to continue to concentrate its exploration efforts in its areas of expertise, gold and diamond exploration, in the tropical greenstone belts of the Guiana Shield, and, to a lesser extent, the Brazilian Shield, West African Shield and East Africa.

 . Concentrate on current portfolio of properties. The Company intends to focus its efforts on advancing the most promising projects within its portfolio of properties to the feasibility stage. To preserve cash, our early and intermediate stage projects are placed in care and maintenance. The Company continues to pursue new opportunities and may, if warranted, make selective additional acquisitions of promising properties.

 . Corporate Transactions. In view of the current gold market environment, the Company intends to focus on corporate transactions that offer the potential to provide cash or cash flow to fund exploration and development. Various transactions being considered include merger with other companies and acquisitions.

 . Partner with major mining companies. The Company intends to continue to leverage its exploration capital by entering into partnership arrangements with major mining companies that have the technical skills and financial resources to develop and operate large modern mining operations. This strategy enables the Company to transfer a portion of the business and financial risks associated with exploration and development to its partners and, therefore, utilize a greater portion of its funds to explore and develop additional projects.

 .  Maintain a strong local presence in the countries where the Company operates.
   The Company intends to continue its practice of locating offices, the majority of its employees and certain of its executives in countries where the Company has exploration, development and mining interests. Many of the Company's employees are from countries in which the Company operates. The Company believes that its local presence and hiring practices support its exploration efforts by enabling the Company to establish and maintain good communications with local government officials and business leaders. In addition, the Company believes that its decentralized local management structure enables it to make more efficient exploration and management decisions.

Certain Significant Events in 1998 and Recent Developments

Important changes in the management of the Company were made during 1998 and 1999. Mr. James Askew was appointed President and Chief Executive Officer of the Company on March 8, 1999. Prior to joining the Company, Mr. Askew was President and CEO of Rayrock Resources. From 1986 to 1996, Mr. Askew served as President and CEO of Golden Shamrock Mines, Ltd. Before being acquired by Ashanti Goldfields Limited in October 1996, Golden Shamrock operated four mines and had a $20 million annual exploration budget. Mr. Pierre Gousseland, Chairman of the Company since January 1, 1998, acted as CEO during the interim period following Mr. David Fennell's resignation as President and Chief Executive Officer on October 27, 1998. Under a Separation Agreement and Release which became irrevocable on November 7, 1998, the Company paid to Mr. Fennell $597,000, the equivalent of two year's salary and reimbursed Mr. Fennell for $10,000 of expenses.

In light of the low gold prices that prevailed in 1998 and that have continued since, the Company has substantially curtailed its exploration activities and general and administrative expenses in an effort to conserve cash resources. As of February 28, 1999 the Company had approximately $6 million. As a result, the number of employees of the Company has been reduced from approximately 350 in December 1997 to approximately 180 in March 1999.

On April 21, 1998, the Company acquired the balance of the outstanding common shares of Pan African Resources Corporation ("PARC") not already held by the Company (then a 64% owned publicly-traded subsidiary of the Company), pursuant to a share exchange under a statutory plan of arrangement among PARC and its shareholders. As a result of the exchange, the Company issued 388,574 additional common shares to minority holders of PARC common shares and PARC ceased to be a publicly-traded company.

As a result of low copper prices and reduced exploration budgets, ASARCO Incorporated ("ASARCO") decided to significantly curtail its joint venture spending and withdrew in May 1998 from its joint venture agreements with Guyanor on the St-Elie and Paul-Isnard projects (See French Guiana - St-Elie and Paul-Isnard.)

On June 12, 1998 the Company acquired 2,380,000 Class B common shares of Guyanor at a price of FF9.53 or Cdn$2.34 per share. Payment of the total consideration of FF22,681,400 or approximately Cdn$5,570,000 for the shares was satisfied by reducing the equivalent amount of debt owed by Guyanor to the Company. As a result, the Company's equity interest in Guyanor increased from approximately 69.3% to approximately 71%.

The Company entered into an option agreement with North Exploration (Overseas) Pty Limited ("North") in July 1998. Under the terms of the agreement, North may earn a 60% participating interest in the Tanda property located in Ivory Coast by spending (i ) a minimum of $400,000 on exploration during the first 12 months and (ii) an aggregate of $3,000,000 over a period of 36 months in order to earn a 60% interest in Tanda.

On August 14, 1998, the Company announced that an internal review of the estimates of mineralized inventory of the Paul-Isnard project previously published in February 1998 identified several inappropriate parameters which led to an over-estimation of open pit mineralized inventory and, to a much lesser degree, geologic inventories. A new estimate was prepared and independently verified using more appropriate parameters taking into consideration the overall confidence of the geologic model and grade estimations given the wide spaced drilling information for the project. The restatement reduced open pit mineralized inventory at the Montagne d'Or deposit at Paul Isnard from 16.3 million tonnes grading 2.5 g Au/t to 4.6 million tonnes grading 2.6 g Au/t. Geologic mineralized inventory were modified from 28.6 million tonnes grading
2.0 grading 2.0 g Au/t to 34.7 million tonnes grading 1.4 g Au/t.

In December 1998, the Company withdrew from an option agreement on the Dieu-Merci project in French Guiana. (See "Item 2. Description of Properties - French Guiana - St. Elie.")

Reserves

The following table presents current reported reserves for Omai mine. These reserves were estimated by Cambior Inc., the mine manager. See "Item 2. Description of Properties," for a description of Omai Gold Mines and "Risk Factors" for a discussion of items which could affect the Company's reserve estimates.

                                             RESERVES (Proven & Probable)
----------------------------------------------------------------------------------------------------------------------
                              Tonnes           Gold Grade          Contained Ounces             Contained Ounces
Project                       (100%)              g/t                   (100%)               (the Company's share)
----------------------------------------------------------------------------------------------------------------------
Omai Mine 1,2                  42,929,000               1.40                  1,888,000                        580,000
----------------------------------------------------------------------------------------------------------------------
Total                          42,929,000               1.40                  1,888,000                        580,000
----------------------------------------------------------------------------------------------------------------------

(1) This estimation has assumed a $325/oz gold price.
(2) Results reported by Cambior as of  December 31, 1998.

The definitions of Proven (Measured) & Probable (Indicated) Reserves (see glossary of terms) are those used in the United States by the Securities and Exchange Commission and set forth in SEC Industry Guide 7. These definitions are substantially the same as those applied in Canada as set forth in National Policy No. 2-A.

Mineralized Material

The following table presents mineralized material by property. Mineralized material has been estimated by Cambior Inc. or by the Company as indicated below. See "Item 2. Description of Properties" for a description of each property and see "Risk Factors" below for a discussion of items that could affect the Company's estimates of mineralized material.

Mineralized material does not represent reserves and has not been included in the Proven and Probable Reserve estimates because even though enough drilling and trenching indicate a sufficient amount and grade to warrant further exploration or development expenditures, these mineral deposits do not qualify under the U.S. Securities and Exchange Commission standards as being commercially minable until further drilling, metallurgical work and other economic and technical feasibility factors based upon such work are resolved.

The Company only reports mineralized material if the potential exists for reclassification to reserves following additional drilling and/or final technical, economic, and legal factors have been determined for the project.

                                           MINERALIZED MATERIAL /1/
-------------------------------------------------------------------------------------------------------------
                                  Tonnes                         Tonnes                     Gold Grade
Project                           (100%)                  (the Company's share)                 g/t
-------------------------------------------------------------------------------------------------------------
Gross Rosebel /2/              41,350,000                       20,675,000                       1.6
Yaou /2/                        9,280,000                        4,640,000                       2.4
Dorlin /2/                      7,207,000                        3,604,000                       1.3
Paul Isnard /3/                 6,178,000                        3,954,000                       2.8
                               ----------                       ----------
Total                          64,015,000                       32,873,000                       1.8
-------------------------------------------------------------------------------------------------------------

/1/ All estimates reflect mineralized material within open pits designed using geologic, economic and design constraints that the Company believes are realistic assuming a $325/oz gold price.
/2/ Results reported by Cambior as of December 31, 1998.
/3/ Results estimated by the Company in February 1999.

RISK FACTORS

READERS SHOULD CAREFULLY CONSIDER THE RISK FACTORS SET FORTH BELOW.

Risks associated with our limited financial resources

We have limited financial resources. To date, and for the reasonably foreseeable future, our exploration and development activities have not generated, and are not expected to generate, substantial revenues. As at February 28, 1999, we had approximately $6 million in cash and short-term investment and we do not expect to have any operating revenues in 1999. Our exploration activities require significant expenditures. The low gold price adversely affects our ability to obtain financing and therefore our abilities to develop our current portfolio of properties. We cannot assure you that additional funding will be available in 1999. This situation affects our flexibility to invest funds in exploration and development. We may, in the future, be unable to continue our exploration or development programs and fulfill our obligations under our agreements with our partners or under our permits and licenses. Although we have been successful in the past in obtaining financing through partnership arrangements and the sale of equity securities, we cannot assure you that in the future we will be able to obtain adequate financing on acceptable terms. If we are unable to obtain such additional financing, we may need to delay or indefinitely postpone further exploration and development of our properties. As a result we may lose our interest in some of our properties and may be obliged to sell some of our properties. Without a financing or other capital raising transaction such as a sale of assets, and based on the current budget, we expect to have only $300,000 of cash available as of December 31, 1999. If no money is raised before then, it will materially and adversely affect our operations and our ability to continue as a going concern.

Low gold price

Changes in gold prices may significantly affect the development of our projects. The price of gold can fluctuate significantly. In 1998, the market price of gold declined to the lowest levels in over eighteen years. It has remained below $300 for most of 1998.

Numerous factors affect gold prices, including:

       .  demand and supply of gold;
       .  central bank loans, sales and purchases of gold;
       .  production cost and volumes of world gold production;
       .  forward sales of gold by producers;
       .  inflation expectations;
       .  interest rates;
       . confidence in the global monetary system and the strength of the U.S. dollar and other currencies; and
       .  international or regional political or economic events.

The current demand for, and supply of, gold affects gold prices. The supply of gold is provided by new mine production and existing stocks of bullion gold held by government central banks, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. Mobilization of gold stocks held by central banks through lending and sales may have a significant adverse impact on the gold price.

If gold prices decline below the cost of production at the Omai mine and remain at such levels for any sustained period, Omai Gold Mines Limited could determine that it is not economically feasible to continue commercial production. If gold prices decline below estimated cash costs of production at any of our exploration and development properties, we could determine that it is not economically feasible to continue the development of some or all of our projects and material write-downs of our investment in mining properties may be required. In addition, declining gold prices materially affect our ability to obtain additional funds to finance our activities.

The following table sets forth for the last ten years the high and low selling prices of gold:

Year                                      High                  Low
---------------------------------  ------------------  ---------------------
1989                                    $418.90                $358.10
1990                                    $422.40                $346.80
1991                                    $403.20                $344.30
1992                                    $359.30                $329.70
1993                                    $407.00                $326.30
1994                                    $398.00                $370.60
1995                                    $395.40                $371.20
1996                                    $414.70                $368.00
1997                                    $360.00                $283.00
1998                                    $314.70                $275.60

The closing trading price per ounce of gold quoted by the New York Commodities Exchange on March 12, 1999 was $293.40.

Gold exploration is speculative in nature

Gold exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects which are explored are ultimately developed into producing mines. The long-term success of our operations is directly related to the cost and success of our exploration programs. We cannot assure you that our gold exploration efforts will be successful. The risks associated with gold exploration include:

     . the identification of potential gold mineralization based on surficial analysis;
     . the quality of our management and our geological and technical expertise; and
     .  the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. As a result of these uncertainties, we cannot assure you that current and future exploration programs will result in the discovery of ore reserves, the expansion of our existing reserves and the development of mines.

Uncertainty involved in the development projects and in mining

Mining projects frequently require a number of years and significant expenditures during the mine development phase before production is possible. Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of such development projects is based on many factors such as:

     .  estimation of reserves,
     .  metallurgical recoveries,
     .  future gold prices, and
     .  capital and operating costs of such projects.

For example, we have deferred the development of our Gross Rosebel project until, among other considerations, gold prices improve.

Exploration and development projects have no operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probable reserves and operating costs determined in the feasibility studies are based on geologic and engineering analyses. As a result, the risks and uncertainties attached to an exploration company are very high.

We have a 30% interest in the Omai Mine in Guyana.   To that extent, we are
subject to risks and hazards inherent to the mining industry, including:

     .  unanticipated grade and tonnage of ore to be mined and processed;
     .  unanticipated adverse geotechnical conditions;
     . costs of constructing and operating a mine in a specific environment; . processing and refining facilities;
     .  availability of economic sources of energy;
     .  adequacy of water supply;
     .  adequate access to the site, unanticipated transportation costs;
     . government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);
     .  fluctuations in gold prices; and
     .  accidents, labor force and force majeure factors.

The occurrence of any of these factors could materially and adversely affect the development of a project and as a result our business, financial condition, results of operations and cash flow.

Lack of technical expertise to manage development and operating stages

We currently do not have adequate technical expertise to manage the development and operating stages of the projects in which we have an interest. We currently rely on our partners for the development of our most advanced projects. Therefore, we have less control over such matters than we would if we were the operator. Cambior Inc. manages our most advanced projects, the Omai Mine in Guyana, Gross Rosebel in Suriname and Yaou-Dorlin in French Guiana.

Uncertainty in the estimation of reserve and mineralized material

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralized material, including many factors beyond our control. The estimation of reserves and mineralized material is a subjective process and the accuracy of any such estimate is a function of the quantity and quality of available data and of the judgments used in engineering and geological interpretation. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. In 1998, we issued two press releases revising certain estimates previously made in estimating the mineralized inventory for our Paul-Isnard and St-Elie projects. Internal reviews indicated that we had previously used inappropriate parameters in our mineralized inventory estimations which led us to over-estimate our mineralized material. Consequently, we prepared new estimates using more appropriate parameters. Our new estimates are significantly lower than those reported previously. We cannot assure you that similar revisions will not be required in the future.

To estimate reserves we must also rely on assumptions about gold prices. Estimated reserves may have to be recalculated when gold prices change. As a result of the recent decline in the market price of gold, the reserves of Omai mine were recalculated using a lower gold price assumption and our proven and
probable reserves have decreased.    Increased production costs or reduced
recovery rates may also cause the decrease of reserves, asset write-downs, deferral or abandonment of the development of a project or mining at one or more of the Company's properties. Due to economic and operating uncertainties, the reserve estimates for the Gross Rosebel project in Suriname were recently re-classified by Cambior from mineral reserve to mineral resources.

Diamond exploration is highly speculative

The exploration and development of diamond deposits involve exposure to significant financial risks over a significant period of time. Very few properties which are explored are ultimately developed into producing mines. Major expenses over a period of several years may be required to establish reserves by sampling and drilling and to construct mining and processing facilities at a site. We cannot assure you that our current or future exploration programs will result in profitable commercial diamond mining operations.

Whether a diamond deposit will be commercially viable depends on a number of factors, including its size, the size, quantity and quality of the diamonds, proximity to infrastructure, financing costs and governmental regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of diamonds and environmental protection. We cannot accurately predict the effect of these factors. We may not be able to receive an adequate return on invested capital.

Marketability of diamonds depends on several factors

If we discover an economically exploitable diamond deposit, the marketability of the diamonds will be affected by numerous factors beyond our control. These factors include the structure of the world diamond market, market fluctuations, governmental regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of diamonds and environmental protection. We cannot accurately predict the exact effect of these factors. The combination of these factors can impair our ability to receive an adequate return on invested capital. The price for diamonds is, among other things, based on the size, cut, color and quality of individual diamonds sold and, to a lesser extent, the market supply and demand for diamonds in general.

Risks of exploration and development in foreign countries

Certain laws, regulations and statutory provisions in certain countries in which we have mineral rights could, as they are currently written, have a material negative impact on our ability to develop a commercial mine. The range and diversity of the laws and regulations are such that we cannot adequately summarize them in this document. We intend to negotiate mineral agreements with the governments of these countries and seek variances or otherwise be exempted from the provisions of these laws, regulations and/or statutory provisions. We cannot assure you, however, that we will be successful in obtaining mineral agreements or variances or exemptions on commercially acceptable terms.

Our assets and operations are affected by various political and economic uncertainties, including:

     .  the risks of war or civil unrest;
     .  expropriation and nationalization;
     . renegotiation or nullification of existing concessions, licenses, permits, and contracts;
     .  illegal mining;
     .  changes in taxation policies;
     . restrictions on foreign exchange and repatriation; and . changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

In the event of a dispute arising at our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or Canada. We may also be hindered or prevented from enforcing our rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Currently, we cannot predict developments or changes of law or policy which could have a material adverse impact on our operations.

French Guiana has no history or tradition of large-scale commercial mining. As a result, regulatory risk may increase as projects become more advanced and applications are made for all of the various permits required to develop a modern mining operation. This risk includes regulatory-related delays and/or failures to receive required permits. French Guiana's mining tradition is small-scale, alluvial gold mining, which began in approximately 1855 and is reported to have resulted in approximately 5.4 million ounces (175 tonnes) produced to date. These small-scale miners, called orpailleurs, often operate in or near areas being explored by Guyanor as well as other areas under active exploration by other companies. Certain groups of orpailleurs have organized themselves and represent a political force that has sought to gain exclusive preference to near-surface mineralization throughout French Guiana, regardless of the legal rights of legitimate permit holders under French law. This may result in increased pressure from the government to accept small scale miners on our properties.

Despite the fact that we have hired security personnel to protect our properties, illegal miners have also been working on our properties in Suriname and Brazil. The issue of orpailleurs' rights to near-surface mineralization in French Guiana and the issue of illegal miners in Suriname and Brazil could lead to project delays and disputes regarding the development of commercial gold deposits. The work performed by the illegal workers also causes environmental damages for which we could potentially be held responsible.

Requirements for permits and licenses

Many of our mineral rights and interests are conditional upon obtaining government approvals. The approvals may be subject to the discretion of the applicable governments or governmental officials some of which may not be favorably disposed toward us. For example, in French Guiana many governmental officials have been highly critical of the Company's activities. This may impact our ability to obtain satisfactory permits or concessions. We therefore cannot assure you that we will be successful in obtaining, in a timely fashion, the approvals necessary to obtain the licenses and permits required to continue our activities on all our projects. We also cannot assure you that we will be able to maintain them in full force and effect without modification or revocation.

We may from time to time be temporarily in breach of certain provisions of such laws, regulations, licenses and permits. Such licenses and permits are subject to modification or revocation as discussed above in "Risks of Exploration and Development in Foreign Countries", and, from time to time, there may also be changes in laws and regulations and in various operating circumstances. We cannot assure you that we will be able to obtain or maintain in force all necessary licenses and permits or comply in all material respects with all applicable laws and regulations that may be required to conduct further exploration or commence construction or operation of mining facilities at properties under exploration or to maintain continued operations at economically justifiable costs.

Dependence on key personnel; Recent management changes

We are dependent on the services of certain key officers and employees, including our recently appointed Chief Executive Officer and certain geologists responsible for our most advanced projects. There is a fair amount of competition in the mineral exploration industry for qualified individuals, and the loss of any of our key officers or employees, if not replaced, could have a material adverse effect on our business and operations. We have entered into agreements with certain officers which provide for payments upon termination without cause or, in certain cases, upon a change of control of Golden Star.

In the fourth quarter of 1998, Mr. David Fennell resigned as President and Chief Executive Officer and Mr. Adrian Fleming resigned as Executive Vice President Exploration. Mr. James Askew was appointed in March 1999 to replace Mr. Fennell as President and Chief Executive Officer of Golden Star.

Operational hazards and responsibilities

Our activities are subject to a number of risks and hazards including:

     .  environmental hazards;
     .  discharge of pollutants or hazardous chemicals;
     .  industrial accidents;
     .  labor disputes;
     .  unusual or unexpected geological or operating conditions;
     .  slope failures;
     .  cave-ins;
     .  failure of pit walls or dams, fire;
     .  changes in the regulatory environment;
     . natural phenomena such as inclement weather conditions, floods and earthquakes; and
     .  other hazards.

These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. We may incur liability as a result of pollution and other casualties. We may not be able to insure fully or at all against such risks, due to political or other reasons, or we may decide not to insure against such risks as a result of high premiums or for other reasons. This can result in delayed production, increase in production costs or liability. Paying compensation for obligations resulting from such liability may be very costly and could have an adverse effect on our financial position. Furthermore, insurance against certain risks (including certain liabilities for environmental pollution or other hazards as result of exploration and production) is not generally available.

Compliance with environmental regulations

We cannot assure you that compliance with existing regulations governing the discharge of materials into the environment, or otherwise relating to environmental protection, in the jurisdictions where we have projects will not have a material adverse effect in the future on our exploration activities,
earnings, expenditures or competitive position.    New or expanded regulations,
if adopted, could affect the exploration or development of our projects or otherwise have a material adverse effect our operations.

As a result of the foregoing risks, expenditures on any and all projects, actual production quantities and rates and cash operating costs, among other things, may be materially and adversely affected and may differ materially from anticipated expenditures, production quantities and rates, and costs, just as estimated production dates may be delayed materially, in each case. Any such events can materially and adversely affect the our business, financial condition, results of operations and cash flows.

Competition

We compete with major mining companies and other natural resource companies in the acquisition, exploration, financing and development of new prospects. Many of these companies are more experienced, larger, and better capitalized than us. Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing mineral prospects. Factors which allow producers to remain competitive in the market over the long term are the quality and size of the ore body, cost of operation, and proximity to market. We also compete with other mining companies for skilled geologists, geophysicists and other technical personnel. This may result in higher turnover and greater labor costs.

Effects of foreign currency on our capital

We have in the past raised our equity capital in Canadian and U.S. dollars. We primarily maintain our accounts in U.S. dollars and convert such U.S. dollars into various local currencies on an as needed basis in order to conduct local operations. We maintain the majority of our working capital in U.S. dollars or U.S. dollar denominated securities and convert funds to foreign currencies as payment obligations become due. Accordingly, fluctuations in the rates of currency exchange between the U.S. dollar and these currencies may materially affect our financial position and results of operations. We currently have future obligations which are payable in French francs and Brazilian reals and receivables payable in French francs. We do not actively take steps to hedge against such risks.

Effective January 1, 1999, eleven of the fifteen member countries of the European Monetary Union ("EMU") adopted a single European currency, the "Euro", as their common legal currency. During the next three years, business conducted within the EMU will be conducted in both the existing national currency and the Euro. As a result, companies operating in EMU member states will need to ensure that their financial systems are capable of processing transactions and properly handle these currencies, including the Euro. The operations of our 71% owned subsidiary Guyanor are affected by this change but we do not expect a material impact on our operations as a result of the transition to the Euro.

Risk of  being classified as a Passive Foreign Investment Company

Under the United States Internal Revenue Code of 1986, as amended , we may be classified as a passive foreign investment company (a "PFIC"). United States shareholders of a PFIC are subject to certain adverse tax consequences, as discussed below. These consequences can be mitigated, under certain circumstances, if the United States shareholder makes a timely election to treat the Company as a "qualified electing fund". We have been advised by PricewaterhouseCoopers LLP that we should not be treated as a PFIC with respect to shares purchased by United States shareholders during the years 1993 through 1998, although we could potentially be a PFIC with respect to shares acquired by United States shareholders prior to 1993. We also intend to engage PricewaterhouseCoopers LLP, or such other advisor, in the future to analyze whether we are a PFIC in subsequent years and will continue to notify shareholders of the results of such future analyses. There can be no assurance as to whether or not PricewaterhouseCoopers LLP, or such other advisor, will conclude that we are a PFIC for such period. Moreover, even if PricewaterhouseCoopers LLP, or such other advisor, concludes that we are not a PFIC, its conclusion is not binding on the United States Internal Revenue Service.

The PFIC analysis involves a complex analysis of many factors, including, among other things, the price of gold and the cash flow of OGML. For example, without increasing the amount of income and assets that produce active income through the development or acquisition of producing mines, a modest increase in these specific factors could result in our becoming a PFIC. Accordingly, it is possible that the PFIC rules will apply to holders of common shares. See Item
5. "Market for the Registrant's Common Equity and Related Stockholder Matters - Certain United States Income Tax Considerations."

                      CONVERSION FACTORS AND ABBREVIATIONS


For ease of reference, the following conversion factors are provided:

1 acre                   = 0.4047 hectare                      1 mile                  = 1.6093 kilometres
1 foot                   = 0.3048 metre                        1 troy ounce            = 31.1035 grams
1 gram per tonne         = 0.0292 ounce per short ton          1 square mile           = 2.59 square kilometres
1 short ton (2000        = 0.9072 tonne                        1 square kilometre      = 100 hectares
 pounds)
1 metric tonne           = 1,000 kg or 2,204.6 pounds
1 kilogram               = 2.2 pounds or 32.151 troy ounce


The following abbreviations of measurements are used herein:

Au          = gold                                              m/2/             = square metre
ct          = carat                                             m/3/             = cubic metre
ct/m2       = carats per square metre                           mg               = milligram
gm          = gram                                              mg/m/3/          = milligrams per cubic metre
g/t         = grams per tonne                                   t                = metric tonne
ha          = hectare                                           oz               = troy ounce
km          = kilometre                                         oz/t             = troy ounces per ton
km2         = square kilometres                                 ppb              = parts per billion
kg          = kilogram
m           = metre


Note: All units in the text are stated in metric measurements unless otherwise noted.

                               GLOSSARY OF TERMS


Note: The definitions of Proven (Measured) and Probable (Indicated) reserves set forth below are those used in the United States by the Securities and Exchange Commission and are set forth in SEC Industry Guide 7. (Formerly Form S-18, Item 17A.)

These definitions are substantially the same as those applied in the Canada as set forth in National Policy No.2-A.

Reserve That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Proven (Measured)    Reserves for which (a) quantity is computed from
 Reserves            dimensions revealed in outcrops, trenches, workings or
                     drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

Probable (Indicated) Reserves Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.


The following definitions of the stages of the exploration and development process are used by the Company. There can be no assurance that the terminology used by the Company is consistent with the terminology used by other companies in the mining industry or by industry analysts.

early stage          an early stage exploration prospect typically involves one or more targets within an area which have been determined to merit further follow-up work based on a combination of geological, geochemical and geophysical analysis. The objective of an early stage prospect typically is to better define targets that have the potential to be advanced to the next state of exploration and level of financial commitment.

intermediate stage   an intermediate stage exploration prospect typically
                     involves establishing near surface mineralization through such techniques as deep augering and trenching. Depending on spacing, drilling (both reverse circulation ("RC") and core) may be an intermediate stage exploration tool. The objective of the intermediate exploration stage is to advance a prospect by identifying a well defined zone of mineralization that suggests the potential of mineralization continuing to depth.

advanced stage       an advanced exploration stage prospect typically involves
                     testing targets at depth and generating the information necessary to develop a three dimensional geologic model of the mineralized zone, which may be used to demonstrate mineralized materials and/or reserves. This typically is accomplished by trenching and drilli ng.

pre-feasibility stage a pre-feasibility stage prospect typically involves a target for which sufficient geologic information exists about the mineralized zone to determine potential for estimating reserves. During the pre-feasibility stage, infill drilling is often done to increase the confidence of estimated mineralization. Wider spaced step-out drilling is often conducted to test for extensions of mineralized zones or to identify additional zones. The objective of the pre-feasibility stage is to identify sufficient mineralization which could potentially become reserves and which could support a rate of production over a sufficient period of time to justify the investment of capital to extract the reserves, based on realistic economic and financial assumptions.

feasibility stage    during the feasibility stage, exploration continues to
                     further increase confidence in mineralization while attempting to further expand them. During this stage, management of the project is often transferred to the operating partner which develops in detail the necessary engineering and costing for mining, processing, power and infrastructure, as well as the designs for the plant and equipment required to construct and operate a modern mining operation. It is at the end of this stage that mineralization may be categorized as proven and/or probable reserves if a positive mining decision is justified.

mine mining is the process of transforming a reserve into benefits for its owners (debt, equity and employees), governments and communities. Exploration continues during the mining process and, in many cases, reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.
--------------------------------------------------------------------------------
alluvium, alluvials   a general term for clay, silt, sand, gravel or other
material deposited by a body of water usually during recent geological time

alteration   any change in the mineral composition of a rock brought about by physical or chemical means

anomaly   a deviation from uniformity or regularity in geochemical or geophysical quantities

assay  to analyze the proportions of metals in an ore

basic an igneous rock having a relatively low silica content, sometimes delimited arbitrarily as less than 54%

BLEG   (Bulk Leach Extractable Gold) an analytical method for determining very low levels of gold in material

clastic   a rock or sediment composed of broken fragments derived from preexisting rocks or minerals

diamond drilling   a variety of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable core of rock for observation and assay

dilation   deformation by an increase in volume

dip   the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure

disseminated   where minerals occur as scattered particles in the rock

elluvial   an incoherent ore deposit resulting from decomposition or
disintegration of rock in place

fault   a surface or zone of rock fracture along which there has been displacement

felsic   an adjective describing an igneous rock having most light colored minerals and rich in Si, K and Na

fold   a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage

formation   a distinct layer of sedimentary rock of similar composition geochemistry the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere

geochemistry   the study of the distribution and amounts of the chemical
elements in minerals, ores, rocks, solids, water, and the atmosphere

geological mapping   the recording of geologic information such as the
distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities

geophysics   the study of the earth;  in particular the physics of the solid earth, the atmosphere and the earth's magnetosphere

granodiorite   a medium to coarse-grained intrusive igneous rock, intermediate in composition between quartz diorite and quartz monzonite

granite   a medium to coarse grained igneous intrusive rock in which quartz constitutes 10 to 50 percent of the felsic components

greenstone   a sequence of usually metamorphosed volcanic-sedimentary rock assemblages

hydrothermal   the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution

laterite   highly weathered residual surficial soils and decomposed rocks, rich in iron and aluminum oxides that are characteristically developed in tropical climates

mafic   an adjective describing an igneous rock composed mostly of one or more ferromagnesian, dark-colored minerals; also, said of those minerals

massive   said of a mineral deposit, especially sulfides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit

metasediment   a sedimentary rock which shows evidence of having been subjected to metamorphism

metavolcanic   a volcanic rock which shows evidence of having been subjected to metamorphism

mineral   a naturally formed chemical element of compound having a definite chemical composition and, usually, a characteristic crystal form

mineralization   a natural occurrence in rocks or soil of one or more
metalliferous minerals

mineralized inventory   a body of mineralization  which has been delineated by
trenching and/or drilling and/or underground sampling to support the determination of tonnage and average grade of metal(s). Mineralized inventory does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries and other material factors conclude legal and economic feasibility. Consequently, although the potential exists, there is no assurance that mineralized inventory will ever become a reserve.

Mobile Metal Ion (MMI) a special geochemical method which detects low levels of metals in soil and other surface samples

outcrop   that part of a geologic formation or structure that appears at the surface of the earth

Proterozoic   the more recent time division of the Precambrian;  rocks aged between 2500 and 550 million years old.

quartz   crystalline silica; silicon dioxide

reverse circulation drilling (RC)   a drilling method used in geological
appraisals whereby the drilling fluid passes inside the drill stem to a down-the-hole precision bit and returns to the surface outside the drill stem carrying chips of rock rotary air blast drilling (RAB), a drilling method used in geological appraisals whereby air or drilling fluid passes inside the inner tube of a double tube system to a down-the-hole percussion bit and returns to the surface outside the inner tube but inside the outer tube carrying chips of rock

saprolite   a soft, earthy, clay-rich and thoroughly decomposed rock formed in place by chemical weathering of igneous, sedimentary or metamorphic rocks which retains the original structure of the unweathered rock

shear zone   a tabular zone of rock that has been crushed and brecciated by many parallel fractures due to shear strain

shear   a form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact

shield   a large area of exposed basement rocks often surrounded by younger rocks, e.g. Guyana Shield.
stock an igneous intrusion that is less than 100 square kilometres in surface exposure

stock   an igneous intrusion that is less than 100 square kilometres in surface exposure

stockwork   a mineral deposit in the form of a network of veinlets diffused in the country rock

strike   the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal

strip   to remove overburden in order to expose ore

surficial   situated, formed, or occurring on or close to the Earth's surface

syncline   a concave downward fold, the core of which contains the
stratigraphically younger rocks

ultramafic   an igneous rock composed chiefly of mafic minerals with unusually high % of Mg, Ca and Fe

vein   a thin, sheetlike crosscutting body of hydrothermal mineralization, principally quartz

volcanic massive sulfide (VMS)   mineral deposits formed by volcanic processes
and the activities of thermal springs at the bottom of bodies of water.

volcanics   those originally molten rocks, generally fine grained, that have reached or nearly reached the Earth's surface before solidifying

wall rock   the rock adjacent to a vein

weathering   the destructive process constituting that part of erosion whereby earthy and rocky materials on exposure to atmospheric agents at or near the Earth's surface are changed in character with little or no transport of the loosened or altered material

                                    FIGURE 1

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

General

As of March 12, 1999, the Company owned, or had entered into agreements to acquire, direct and indirect interests in mineral properties located in the following countries: Guyana, France (French Guiana), Suriname, Bolivia and Brazil in South America as well as Kenya and Ivory Coast in Africa. The location of the Company's current active projects are illustrated in Figures 1 and 2 above.

All of the properties in which the Company had an interest as at March 12, 1999, are situated in geologic domains known as greenstone belts, which are ancient volcanic-sedimentary rock assemblages. Greenstone belts are known to be favorable geologic environments for gold mineralization and account for a significant proportion of the world's gold production, (e.g., the greenstone belts of the Canadian Shield in Eastern Canada, the Pilbara and Yilgarn Blocks of Western Australia, the greenstone belts of East and West Africa and the Guiana and Brazilian Shields of South America). In addition, as a result of the Company's gold exploration activity in the Guiana Shield, a regional exploration program was also established to search for possible primary diamond sources. This diamond exploration program has led to the identification of diamond targets in French Guiana, Suriname and Guyana. Regional geophysical surveys conducted in Ivory Coast have also led to the identification of diamond targets. In light of the Company's reduced exploration expenditures, diamond exploration efforts in the Guyana Shield have been significantly curtailed.

Gold exploration and mining have, in the past, been conducted within most of the areas where the Company's properties are located. However, with a few exceptions, the areas have yielded comparatively few large scale mining operations, due largely to a difficult physical environment, poor infrastructure, and until recently, adverse political and business conditions. Although there are, or have been, numerous artisanal mining operations scattered throughout the areas where the Company's properties are located, with very few exceptions, these areas had not until recently been fully explored with modern techniques and equipment.

All of the Company's mineral properties are located in developing countries, with the exception of French Guiana, a department of France. There are certain business and political risks inherent in doing business in developing countries. In particular, the regulatory framework for conducting mining and exploration activities in these countries, including the tax and general fiscal regimes and the manner in which rights and title to mineral properties are established and maintained, are often uncertain, incomplete, in a state of flux or subject to change without notice. Further, in many countries in which the Company's projects are located, it may not be economically feasible to develop a commercial mine unless special tax or other fiscal and regulatory concessions are obtained from the applicable government and regulatory authorities. Such concessions are typically sought in a mineral agreement (also known as foreign investment agreements and establishment agreements). A mineral agreement thus serves to establish the legal and financial framework pursuant to which mining will take place in countries where such framework might be otherwise unclear, uncertain or not commercially viable. There can be no assurance, however, that the Company will be able to execute or enforce satisfactory mineral agreements or obtain satisfactory political risk insurance on commercially reasonable terms for any or all of its properties. Consequently, the Company may have to abandon or relinquish otherwise valuable mineral rights if it determines that it will not be able to profitably exploit any discovery under existing laws and regulations. (See "Item 1. Risk Factors - Risks of exploration and development in foreign countries and Requirements for permits and licenses".)

Total consolidated expenditures and property abandonment costs for the Company's exploration projects for the fiscal year ended December 31, 1998 were as follows:


                             Deferred      Capitalized   Capitalized   Joint    Proceeds  Property  Deferred
                             Exploration   Exploration   Acquisition   Venture  From      Abandon-  Exploration
                             Expenditures  Expenditures  Expenditures  Recov-   Sale of   ments/    Expenditures
                             as at                                     eries    Property  Write-    as at 12/31/98
                             12/31/97                                           Interest  downs
                             =========================================================================================
                                                           In Thousands of Dollars
GUYANA (1)
 Eagle Mountain                 $ 1,136             228             -        -         -         -           1,364
 Quartz Hill                      1,347               -             -        -         -         -           1,347
 Mazaruni/Upper
   Mazaruni Diamond                  (4)              -             -        -         -         4               -
 Five Stars Gold (Makapa)         3,684             501             -        -         -    (3,366)            819
 Five Stars Diamond               2,360             179             -        -         -    (2,539)              -
 BHP Gold Projects                  333              70             -      (65)        -      (338)              -
 Guyana Diamond Permits             109               -             -        -         -      (109)              -
 Other                              101             (10)            -        -         -       (34)             57
                             -----------------------------------------------------------------------------------------
Sub-total                         9,066             968                    (65)        -    (6,382)          3,587
                             -----------------------------------------------------------------------------------------

SURINAME (1)
 Benzdorp/Lawa                    3,344               8             -        -         -         -           3,352
 Gross Rosebel                   13,892           1,275             -     (624)        -         -          14,543
 Headley's Right of
   Exploration                      311               2             -        -         -         -             313
 Thunder Mountain                   453               3             -        -         -         -             456
 Saramacca                        1,862             374             -     (263)        -         -           1,973
 Sara Kreek                         581               7             -        -         -         -             588
 Tempati Reconnaissance             344              19             -      (16)        -         -             347
 Tapanahony Reconnaissance          251               8             -      (25)        -         -             234
 Kleine Saramacca                   107               -             -        -         -         -             107
 Lawa Antino                      2,096              69             -      (56)        -         -           2,109
 Ulemari Reconnaissance             291             (54)            -        -         -         -             237
 Other                              (17)            300             -        -         -         -             283
                             -----------------------------------------------------------------------------------------
Sub-total                        23,515           2,011             -     (984)        -         -          24,542
                             -----------------------------------------------------------------------------------------

FRENCH GUIANA  (2)
(Guyanor Ressources S.A.)
 Dorlin                           1,330           1,551             -     (518)        -         -           2,363
 St-Elie                          1,973             672             -     (268)        -         -           2,377
 Dieu-Merci                         382             644             -     (109)        -      (917)              -
 Yaou                             7,130             533             -     (177)        -         -           7,486
 Paul-Isnard/Eau Blanche          3,629           1,139             -     (118)        -         -           4,650
 Paul-Isnard Alluvials            1,987               -             -        -         -         -           1,987
 Dachine                          1,234             247             -        -         -         -           1,481
 Other                               81             (81)            -        -         -         -               -
                             -----------------------------------------------------------------------------------------
Sub-total                        17,746           4,705             -   (1,190)        -      (917)         20,344
                             -----------------------------------------------------------------------------------------


                            Deferred       Capitalized     Capitalized    Joint     Proceeds    Property     Deferred
                            Exploration    Exploration     Acquisition    Venture   From        Abandon      Exploration
                            Expenditures   Expenditures    Expenditures   Recov-    Sale of     ments /      Expenditures
                            as at                                         eries     Property    Write-       as at
                            12/31/97                                                Interest    downs        12/31/98
                           ================================================================================================
                                                              In Thousands of Dollars
AFRICA (3)
(Pan African
  Resources Corporation)
  Ivory Coast / Comoe             2,092          2,212                -         -          -          -            4,304
  Kenya / Ndori                   1,677            888                -         -          -          -            2,565
  Burkina Faso                        8              -                -         -          -         (8)               -
                           ------------------------------------------------------------------------------------------------
Sub-total                         3,777          3,100                -         -          -         (8)           6,869
                           ------------------------------------------------------------------------------------------------

LATIN AMERICA (1)

  Brazil / Andorinhas             8,490            129              200         -          -     (8,819)               -
  Brazil / Abacaxis               2,096            352               50         -          -          -            2,498
  Brazil / Other                    189            387                -         -          -       (301)             275
  Bolivia / Other                   173              -                -         -          -       (173)               -
                           ------------------------------------------------------------------------------------------------
Sub-total                        10,948            868              250         -          -     (9,293)           2,773
                           ------------------------------------------------------------------------------------------------
OTHER                               108            (20)               -         -          -          -               88
                           ------------------------------------------------------------------------------------------------
TOTAL                       $    65,160     $   11,632          $   250  $ (2,239)         -   $(16,600)       $  58,203
                           ================================================================================================

(1)  A division of the Company.
(2)  Approximately 71% owned by the Company as of March 12, 1999.
(3)  Wholly owned subsidiary of the Company.

The following is a description of the principal mineral property interests held by the Company as of March 12, 1999. As a result of continuing weak gold prices, most, if not all, earlier stage projects have been abandoned or put on care and maintenance. Management may decide to modify expenditures currently budgeted for 1999 (as described below) later during the year if market and investment considerations warrant.

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

Omai Gold Mines Limited

OGML is an equity joint venture of the Government of Guyana, the Company and Cambior Inc. ("Cambior"). The Company owns a 30% common share equity interest in OGML. Cambior and the Government of Guyana own 65% and 5% of OGML, respectively. OGML owns the Omai Mine, the Eagle Mountain, OMAI River and Quartz Hill prospecting licenses.

Omai Mine

The Omai mine is owned by OGML. Cambior is the manager of all mining and related operations. The mine is located on a 52 km2 mining license on the Essequibo River, approximately 160 km southwest of Georgetown, Guyana. Access to the mine is by improved road and ferry or by fixed-wing aircraft to an all-weather airstrip.

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

Pursuant to OGML's articles of incorporation, the Government of Guyana was granted the option to acquire from the combined holdings of the Company and Cambior in the common shares of OGML (i) after the expiration of eight years from commencement of commercial production at the Omai Mine (which was achieved in January 1993), but before the expiration of the tenth year, 5% of the common shares of OGML issued and outstanding at such time; and (ii) after the expiration of ten years from commencement of commercial production, but before the expiration of the twelfth year, an additional 22% of the common shares of OGML issued and outstanding at such time, at a price to be determined on the basis of the then current capital market values of the common shares of OGML. The Company and Cambior have each undertaken to sell and deliver to the Government of Guyana one-half of the total number of common shares of OGML required to be sold to the Government of Guyana upon exercise of the options mentioned above. If the Government of Guyana were to exercise both of its options as set forth above, the Company's common share equity interest in OGML would be reduced to 16.5%.

Pursuant to OGML's articles of incorporation, the Company received approximately $11.0 million of Class I redeemable preferred shares of OGML in recognition of past exploration costs incurred by the Company. These preferred shares must be redeemed prior to any distribution to the common shareholders of OGML out of 10% of net cash flow from operations of OGML (as defined in the Omai Mineral Agreement). The reimbursements are calculated and paid quarterly to the Company. During the fiscal year ended December 31, 1998, the Company received $1,738,411 as a result of the redemption of Class I preferred shares, for a total of $8,051,730 in redemption of Class I preferred shares since the beginning of production in 1993. The Company does not expect to receive dividends from its common share holdings in OGML until debt owed by OGML and guaranteed by Cambior is repaid and Class II and III preferred shares held by Cambior are redeemed. As of December 31, 1998, OGML had $115.7 million in debt and a total of $50.2 million worth of Class II and III preferred shares outstanding. The Class III preferred shares have past cumulative unpaid dividends totaling $57.4 million as of December 31, 1998.

On August 19, 1995, a failure occurred in the main section of the tailings dam at the Omai Mine. The failure resulted in the discharge of cyanide-contaminated water into the Omai River, which in turn flowed into the Essequibo River. Production at the Omai Mine was suspended from August 19, 1995, and resumed on February 4, 1996, after the Government of Guyana and OGML executed an agreement authorizing, under certain conditions, OGML to recommence commercial production at the Omai Mine. As a consequence of the tailings dam failure, there are approximately 330 outstanding claims against OGML in Guyana. Such claims are currently being settled, without admission of liability, or being contested in good faith, as applicable. Amounts claimed as at March 12, 1999 against OGML do not exceed $400,000 in the aggregate and insurance coverage may be available to OGML in relation to a substantial portion of these claims. OGML and its shareholders, including the Company, may become involved as defendants, plaintiffs or otherwise in a variety of additional legal proceedings in Guyana or elsewhere in relation to this incident. There can be no assurance that such additional litigation will not result in material additional costs arising from out-of-court settlements, damage awards or other sanctions against OGML or the Company. There can also be no assurance that all or any of such additional costs will be covered by appropriate insurance.

Production and Reserves of Omai Mine

The Omai Mine was brought into commercial production in January 1993 and currently is the only gold producing property in which the Company has an interest. Gold production from 1993 through 1998 totaled 1,552,755 ounces.

Gold production in 1998 was 327,546 ounces, compared to 338,496 ounces in 1997 and 254,950 ounces in 1996. The 3% decrease in production in 1998 was primarily attributable to a lower average head grade of 1.44 g Au/t compared to 1.54 g Au/t in 1997, while throughput averaged approximately 21,100 tonnes per day processing 63% hard rock during 1998, compared to 20,100 tonnes per day processing 73% in 1997. Gold recovery rates were 92% in 1998 compared to 93% in 1997, while direct mining costs, including royalties, were $240 per ounce in 1998, a slight improvement over the $245 per ounce experienced in 1997. Quarterly production statistics for the Omai mine for 1998 are as follows:

                                                                       1998
                           --------------------------------------------------------------------------------------------
                              First              Second             Third             Fourth          Total / Average
                             Quarter             Quarter           Quarter            Quarter              1998
-----------------------------------------------------------------------------------------------------------------------
Ore milled (mt)             1,880,506           1,895,797         1,918,248          2,011,071            7,705,622
-----------------------------------------------------------------------------------------------------------------------

Rate (mt/day)                  20,895              20,833            20,850             21,859               21,111
-----------------------------------------------------------------------------------------------------------------------

Grade (g Au/mt)                  1.45                1.46              1.32               1.51                 1.44
-----------------------------------------------------------------------------------------------------------------------

Recovery (%)                       92                  93                92                 92                   92
-----------------------------------------------------------------------------------------------------------------------

Gold Production (oz)           80,620              82,743            75,058             89,125              327,546
-----------------------------------------------------------------------------------------------------------------------

Cash cost of                      244                 242               247                228                  240
production  ($/oz)
-----------------------------------------------------------------------------------------------------------------------


For 1999, the Omai mine is expected to produce approximately 306,000 ounces of gold at a direct mining cost of approximately $240 per ounce. Throughput is budgeted at approximately 20,400 tonnes per day processing approximately 67% hard rock. Head grades are anticipated to average 1.4 g Au/t with a budgeted gold recovery of 93%. During 1999, the continued stripping of waste is expected to result in a waste to ore ratio of approximately 3.6:1, compared to a life of mine waste to ore ratio of 1.9:1. As a result, the cost of additional waste stripping in excess of the average life of mine ratio will continue to be deferred and amortized in later years.

In reaction to continuing weak gold prices, OGML restated its proven and probable reserves for year-end 1998 using a $325 gold price compared to a $350 gold price used in 1997. On the basis of a $325 gold price, Omai's proven and probable reserves at December 31, 1998 stood at 42.9 million tonnes at an average grade of 1.4 g Au/t, representing approximately 1.89 million ounces of gold. This is compared to proven and probable reserves at December 31, 1997 of
54.1 million tonnes at an average grade of 1.4 g Au/t, representing approximately 2.52 million ounces of gold. Reserves at Omai are derived from four sources: the Fennell Pit, the Wenot Lake Pit, alluvial deposits and stockpiles. The following table summarizes the reserves for these sources at year end 1997 and 1998:

                              December 31, 1998                                   December 31, 1997
                ---------------------------------------------------------------------------------------------

                  Proven and        Grade        Contained           Proven and        Grade       Contained
                  Probable          (g Au/t)     Gold (oz)           Probable          (g Au/t)    Gold (oz)
                  Reserves (1)                                       Reserves (1)
                  (tonnes)                                           (tonnes)
--------------------------------------------------------------------------------------------------------------
Fennell Pit       22,894,000         1.47        1,086,600            27,266,000       1.54        1,347,000
--------------------------------------------------------------------------------------------------------------

Wenot Lake        9,420,000          1.69        511,200              15,721,000       1.72        872,000
 Pit
--------------------------------------------------------------------------------------------------------------

Alluvials         1,117,000          0.90        32,300               1,117,000        0.90         32,000
--------------------------------------------------------------------------------------------------------------

Stockpiles        9,498,000          0.84        257,900              10,025,000       0.82        266,000
--------------------------------------------------------------------------------------------------------------

TOTAL             42,929,000         1.37        1,888,000            54,129,000       1.44        2,517,000
--------------------------------------------------------------------------------------------------------------

(1) Reserves are calculated using a price of gold of $350 per ounce for 1997 and $325 per ounce for 1998 with a cutoff grade of 0.35 g Au/t for soft rock reserves and 0.70 g Au/t for hard rock reserves.

Eagle Mountain

The Eagle Mountain project is located in Central Guyana, 50 km from the Omai Mine. Prior to its sale in December 1998, the Company owned a 100% interest in the Eagle Mountain Prospecting License. The transfer of the Eagle Mountain License by the Company to OGML was approved by the Guyana government on December 21, 1998. The purchase agreement between the Company, OGML and Cambior Inc. was executed on December 23, 1998 and, in accordance with the agreement, the Company received $80,000 on December 31, 1998 and the amount of $3,169,230 was advanced to the Company by OGML. This unsecured loan is non-interest bearing until September 30, 2010 and must be repaid from the proceeds of redemption of Class I Preference Shares of OGML held by the Company. Starting October 1, 2010, the loan will bear interest at the US dollar prime rate. In addition, upon commencement of commercial production, OGML will have to pay the Company a 1.5% net smelter royalty. OGML will also pay to the Company an amount equal to $1 million at the end of each of the first five twelve-month periods following commencement of commercial production. As a result of the transfer to OGML, the Company now has a 30% indirect interest in the Eagle Mountain project. In consideration for receiving a 5% free carried interest (its interest in OGML), the government of Guyana has accepted to charge a consumption tax of only 5% on fuel used with respect to the Eagle Mountain property.

Gold Exploration Projects

Total expenditures by the Company on gold exploration projects in Guyana during 1998 amounted to $1.0 million, $0.1 million of which were reimbursed by the Company's joint venture partners. In 1997, total expenditures were $3.6 million, $0.1 million of which were reimbursed by joint venture partners.

In an effort to conserve cash resources, most exploration activity in Guyana has been temporarily suspended for 1999. Expenditures at the Company's Guyana operations are budgeted to be $0.2 million after recovery of bonds for certain properties and after sales of certain assets. The Company recorded a write-down of deferred exploration in the fourth quarter of 1998 of approximately $6.4 million related to projects in Guyana.

Makapa (Five Stars)

The Makapa project, part of the Five Stars area, in northwestern Guyana, was identified on the basis of work completed during the Company's 1994 and 1995 reconnaissance program. Access to the property is by canoe or helicopter. The Makapa prospecting license was granted to the Company in June 1996. The term of the license is three years, renewable twice for a period of up to one year each. The Company owns a 100% interest in the Makapa prospecting license.

During 1998, a limited core drilling program consisting of 17 holes totaling approximately 1,070 meters, was completed to test the strike and depth potential of quartz vein related gold mineralization previously defined through soil geochemistry, augering and trenching. The program failed to demonstrate potential for an economic bulk tonnage deposit. Based on the results, the Makapa project was put on care and maintenance in mid 1998 due to budget constraints and project prioritization. The larger Makapa Prospecting License remains prospective but will remain on care and maintenance until such time as further early stage exploration is warranted.

SURINAME PROPERTIES
-------------------

General

Suriname, a former Dutch colony, became independent in 1975. It has a surface area of 163,000 km2, a tropical climate and a population of approximately 470,000. The official language is Dutch with English spoken as a second, commercial and technical language. Suriname has a democratically elected government.

During 1998, the Company incurred total expenditures in Suriname of $2.0 million, $1.0 million of which was reimbursed by the Company's joint venture partners. Total expenditures during 1997 amounted to $11.8 million, $4.7 million of which was reimbursed by the Company's joint venture partners.

The Company's operations in Suriname in 1999 will consist primarily of care and maintenance for Gross Rosebel and continued engineering evaluation of the project. The Company's total Suriname expenditures in 1999 are budgeted to be approximately $0.5 million.

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

As partial consideration for the transfer of the Gross Rosebel right of exploration, the Company issued 60,000 common shares to Grassalco on June 28, 1994. Under the terms of the Gross Rosebel Agreement, the Company committed to expend an aggregate of $8.0 million on exploration activities over a five-year period commencing on May 8, 1992. As of May 8, 1997, the Company had spent approximately $25.8 million on the Gross Rosebel property and, as a result, fulfilled its expenditure requirement. Of the amounts expended by the Company, Cambior has contributed $14.1 million by way of joint venture recoveries (see discussion of Cambior Joint Venture below). In addition, in consideration for Grassalco making the Gross Rosebel property available for exploration, the Company paid $1.0 million to Grassalco pursuant to the terms of the Gross Rosebel Agreement . A feasibility study and an environmental impact statement were submitted to the Government of Suriname in May 1997.

Upon approval by the Suriname Government of the feasibility study and the environmental impact statement, the Gross Rosebel right of exploration may be converted into a right of exploitation for an initial term of 25 years. The right of exploitation is to be granted to an operating company (the "Operating Company"). Within 30 days of the grant of the right of exploitation, the Company and Cambior will be obligated to pay to Grassalco the total sum of $2.5 million as compensation for previous exploration expenditures incurred by Grassalco.

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

Under the June 1994 option agreement, Cambior must use its best efforts to secure financing for at least 65% of eventual mine development costs from third parties. Cambior assumed managerial responsibility for the preparation of the feasibility study. Cambior has the right to be appointed manager of all subsequent mining and related operations of the project.

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

Mineralized Material

Cambior recently announced its year end 1998 mining reserves and mineral resources, restated at a $325 gold price, compared to a price of $350 per ounce for year end 1997. For year end 1997, both the Company and Cambior reported their 50% share of proven and probable mining reserves at Gross Rosebel, using a $350 gold price, as 17.6 million tonnes grading 1.8 g Au/t, representing 996,000 ounces in situ. At year end 1998, Cambior has estimated its 50% share of Gross Rosebel at 20.7 million tonnes grading 1.6 g Au/t, representing 1,074,500 ounces of gold in situ, using a $325 gold price, but reclassified them according to current Canadian Reporting Policy as "mineral resources" instead of proven and probable reserves. Under SEC rules and regulations in the United States unlike in Canada, companies may only report proven and probable reserves. The Company has not yet reviewed the estimate prepared by Cambior for year end 1998. The Company intends to have it verified, taking into account the parameters used in Cambior's re-estimation, a $325 gold price and the recently revised operating costs. As a result of Cambior's reclassification, the Company cannot report proven and probable reserves for the Gross Rosebel project for year-end 1998. Instead the Company is reporting results for Gross Rosebel as mineralized material. See "Item 1. - Mineralized Material Table".

Mineralized material does not represent reserves and has not been included in the Proven and Probable Reserve estimates because even though enough drilling and trenching indicate a sufficient amount and grade to warrant further exploration or development expenditures, these mineral deposits do not qualify under the U.S. Securities and Exchange Commission standards as being commercially minable until further drilling, metallurgical work and other economic and technical feasibility factors based upon such work are resolved.

Mine Development

A study was submitted to the Government of Suriname in May 1997. The study contained a description and analysis of the economic and commercial viability of bringing into production and operating a mine on Gross Rosebel assuming a gold price of between $380 and $400 during the life of the mine. Development of the Gross Rosebel project has been deferred pending receipt of necessary governmental approvals including approval of the feasibility study, resolution of several development issues, economic concessions from the government and improved gold prices. There can be no assurance that the government of Suriname will approve the feasibility study and the environmental impact statement and therefore grant a right of exploitation to the Operating Company. Some of the development issues that must be resolved prior to construction, include, amongst other things, the structure of the Operating Company, the ability to secure foreign investment insurance, availability of financing from banks and other financial institutions, and relocation of Nieuw Koffiekamp, a small village located within the concession. Although the Company believes that these issues can be resolved, there can be no assurance that will be the case. The project will continue to be on care and maintenance until the issues are resolved.

Metallurgical test were performed during 1998 on soft rock ore from Gross Rosebel. The tests have demonstrated favorable agglomeration and gold recovery characteristics for soft rock ore. Average recoveries of 88% were obtained over a 30 day leach cycle. Metallurgical tests were also completed on Gross Rosebel transition and hard rock ores, yielding average gold recoveries in the range of 40% to 50% over a 30 day period in heap leach column tests. These tests have also demonstrated that crushing to -19mm does not significantly improve gold recoveries.

For 1999, engineering costs of $194,000 are budgeted for scoping studies which will consider heap leaching alternatives as well as other saprolite-only and staged development mining alternatives. These studies are intended to determine the viability of alternative processing designs which may make the project feasible at lower gold prices by reducing capital and operating costs. These studies are anticipated to be completed by mid 1999 and will determine scope of further evaluation work and/or development programs.

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

Antino represents the northernmost portion of the former 194,000 hectares South Benzdorp right of reconnaissance. It is where the Antino Right of exploration was granted to the same local company in 1996 for a period of three years. The Antino Right may be extended until 2005. The option is valid until the expiration of such right of exploration and any extension thereof. The Company has met its minimum expenditure requirement of $250,000 and as a result, the Company may, subject to governmental approval, at any time prior to its expiration, exercise its option to acquire a 100% interest in the Antino right of exploration. The Company has spent approximately $2.1 million in the Antino project area since its initial involvement in 1993.

Core drilling in 1996 and 1997 consisted of 46 holes totaling approximately 6,320 meters which identified relatively high grade shear hosted gold mineralization over approximately 800 meters of strike length. The Antino project remained on care and maintenance during 1998 following the Company's budgeting and prioritization process and the determination of relatively high expected exploration costs to define reserves in narrow, high grade underground targets such as Antino. Management believes that further drilling is warranted at Antino and continues to assess cost-effective means of continuing exploration, including seeking a joint venture partner for the property.

BHP Reconnaissance Joint Venture in Suriname

On August 19, 1996, the Company entered into a heads of agreement with BHP Mineral International Exploration Inc. ("BHP") covering several projects in Suriname. The projects include areas covered by applications for rights of reconnaissance filed or to be filed with the Government of Suriname by the Company and BHP. The project areas may be modified by the parties from time to time. The August 1996 heads of agreement provides that BHP will have a 60% participating interest and the Company a 40% participating interest in any joint venture to be formed with respect to a specific area. BHP and the Company participate jointly in the exploration costs of each different project area on the basis of their respective deemed participating interest in any future joint venture with respect to such area. BHP and the Company may each withdraw from the agreement upon 30 days' notice.

During 1998, work was conducted on the BHP joint venture areas, particularly the Saramacca area, which hosts the Goliath anomaly identified in 1997. This work included follow up soil sampling involving a MMI (mobile metal ion) survey over previously defined BLEG (bulk leach extractable gold) anomalies and deep augering. Results provided two targets that warranted follow up. A reverse circulation drilling program of 41 holes, totaling approximately 1,170 meters, was completed over the anomalies but failed to produce any significant results.

In mid 1998, BHP relinquished its interest in the Tempati, Ulemari and part of the Sarramacca areas. The Company is free to pursue exploration at these projects when warranted. The joint venture retains an interest in several areas in Suriname including Klein Sarramacca and the Tapanahony/Tempati and Western Suriname reconnaissance areas. Exploration rights over several areas in Suriname have yet to be finalized and the joint venture does not intend to initiate further work programs until such time as these exploration rights are secured.

FRENCH GUIANA PROPERTIES
------------------------

General

French Guiana is part of the French national territory and has been an overseas "Departement" of France since 1946. The Departement, with an area of 84,000 km2 and a population of approximately 130,000, has two representatives in the French National Assembly and one representative in the French Senate. Under the French Constitution, French Guiana is governed by the same laws as metropolitan France, subject to modifications (including those affecting tax and mining laws and regulations) that may be adopted to reflect the historical, cultural, geographical and economic characteristics of French Guiana and provide for regional administration. French mining laws have recently undergone revisions insofar as they apply to metropolitan France. The application decrees determining the extent to which the new French Mining Code, with some modifications, applies in the French overseas departments (including French Guiana) have not been adopted yet. An appointed Prefect, representing the Government of France, holds governmental and administrative powers locally. A 19-member, locally-elected General Council votes on departmental budget and other local matters.

The granting of mining titles in French Guiana is administered, depending upon the type of mining title, by the Direction Regionale de l'Industrie, de la Recherche et de l'Environnement ("DRIRE"), the Ministry of Industry or the Conseil d'Etat. There are two different types of mining titles under French law as it currently applies in French Guiana: permits and concessions. An exploration permit conveys for a specific area of land the exclusive right of prospection and exploration for the substances to which it relates. There are two types of exploration permits, the most common of which is the "B" type permit. Type "B" permits are valid for two years and renewable twice for periods of two years each. The type "B" permit relates to a square area of 25 km2 each. Type "A" permits are valid for five years and can be renewed at least once for an additional five year term. The holder of an exploration permit, whether A or B, is entitled to the issuance of an exploitation permit if such holder has demonstrated the presence of an exploitable mineral deposit within the area covered by the exploration permit. Exploitation permits are granted for a term of four years and are automatically renewed if production is actually taking place.

A mineral concession confers upon its holder an immovable right, which is distinct from the actual ownership of the underlying land for a term of up to 50 years. Concessions may be mortgaged, leased, sold or otherwise transferred or inherited, in whole or in part and may be merged or subdivided, subject to authorization for the transaction being granted by a decree issued by the French government after consultation with specific agencies.

Guyanor Ressources S.A.

All of the Company's mineral interests in French Guiana are held through Guyanor, a societe anonyme incorporated under the laws of France on April 20, 1993. Guyanor's head and registered offices are located at Lot. Calimbe 2, Route du Tigre, B.P. 750, 97300 Cayenne, French Guiana.

Guyanor has interests (either directly or through its subsidiaries) in the St-Elie, Yaou, Dorlin, Paul-Isnard, Eau-Blanche and Dachine properties. All of the properties are in the exploration stage, except the Yaou and Dorlin projects which are currently undergoing comprehensive development studies.

During 1998, Guyanor spent $4.7 million in continuing exploration and acquisition expenditures, of which $1.2 million were reimbursed by joint venture partners and $3.5 million was advanced by the Company. As of December 31, 1998, Guyanor owed $3.3 million to the Company. In 1997, Guyanor had spent $11.9 million, $10.0 million of which was reimbursed by joint venture partners. Total budgeted exploration expenditures by Guyanor for 1999 are $2.4 million. The Company has committed, subject to availability of adequate funding, to continue funding on a reasonable best effort basis the operations of Guyanor during 1999.

Yaou and Dorlin

Pursuant to an agreement dated July 16, 1993, the Company acquired from BHP for $4.3 million a 63.3% participating interest in a joint venture between BHP and BRGM with respect to six type "B" exploration permits covering an area known as Yaou (the "Yaou Permits") and six type "B" exploration permits covering an area known as Dorlin (the "Dorlin Permits") in French Guiana. In August 1993, the Company transferred its 63.3% participating interest in the joint venture to Guyanor at cost. Further to an agreement dated August 3, 1993, between the Company and BRGM and a subsequent agreement, dated September 23, 1993, among the Company, Guyanor and BRGM, Guyanor acquired for $2.5 million BRGM's 36.7% interest in the joint venture assets owned for the benefit of the joint venture by BRGM. In addition, Guyanor agreed to pay to BRGM a further FF14.0 million (approximately $2.8 million) as follows: FF7.0 million at the time of completion of a bankable feasibility study on either the Yaou or Dorlin properties and FF7.0 million at the time of commencement of commercial production on either of these properties. The transfer of the Yaou and Dorlin Permits from BRGM to Guyanor was approved by the relevant French regulatory authorities on May 25, 1994. Both BHP and BRGM are arms' length parties to Guyanor and the Company.

Guyanor and the Company entered into an option agreement with Cambior, dated as of May 11, 1994, pursuant to which Cambior was granted the option to acquire a 50% interest in an operating company which would hold the Yaou and Dorlin Permits in French Guiana. Cambior exercised the option after having spent the $11.0 million expenditure commitment in September 1997. Since then, expenditures have been funded equally by Cambior and Guyanor. The acquisition by Cambior of any interest in the Yaou and Dorlin Permits is subject to French
governmental approval.   There can be no assurance that such approval will be
granted. Cambior is responsible for the preparation of a feasibility study on the properties and will, if warranted, manage the development and operation of future mining operations.

Two of the 12 type "B" permits  initially granted  expired in February 1998.
The remaining ten type "B" permits will expire in March and May 1999 and will no longer be renewable. The Societe Miniere Yaou-Dorlin ("SMYD"), a French company, was recently created. The ten remaining type "B" permits will, subject to governmental approval, be transferred to SMYD. Cambior and Guyanor will each hold 50% of the shares of SMYD. In addition, in order to preserve their rights to the Yaou and Dorlin properties, Guyanor and Cambior through their new subsidiary, SMYD, intend to file prior to March 31, 1999 an application for two mining concessions which would cover the Yaou and Dorlin properties. Under French law, an application for a mining concession must be supported by studies, called "Memoires Techniques." The studies must provide a comprehensive framework for the development of each project, including preliminary engineering, environmental impact assessments and economic analysis of development options.

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

Work Program

During 1998, efforts at Yaou and Dorlin focused on reinterpretation of all geologic data, especially new core drilling data from late 1997 programs, and re-estimation of mineralized material at each project. Metallurgical test work was carried out for both Yaou and Dorlin to evaluate processing alternatives and field visits were made to begin examining possible layouts for potential mining and processing operations. This activity and other environmental and engineering work was in support of the "Memoires Techniques", or development studies, required for planned mining concession applications. The studies were initiated in the second half of 1998 and are expected to be completed by March 31, 1999. The current development concept under evaluation involves consideration of a 10,000 tonne per day milling operation at Yaou and concurrent development of a 5,000 tonne per day heap leach operation for soft rock mineralization at Dorlin. Following completion of mining at Yaou, the milling facilities would be moved to Dorlin, approximately 45 kilometers east of Yaou, where hard rock mining and milling would then begin. The studies will serve as the basis for the mining concession applications, which if granted, will preserve Guyanor's rights in the properties through the conversion of the exploration permits into mining concession. There can be no assurance that any of these applications will be granted or that the projects will be economically feasible.

During 1998, Guyanor's expenditures on Yaou and Dorlin totaled $2.1 million, $0.7 million of which was reimbursed by Cambior under the above-mentioned agreement. During 1997, Guyanor spent a total of $5.5 million on the Yaou project, of which $4.7 million was reimbursed by Cambior. Guyanor has budgeted $0.6 million in 1999 for its shares of expenditures at Yaou and Dorlin.

Mineralized Material

Cambior recently announced its year end 1998 mining reserves and mineral resources (mineralized material), restated at a $325 gold price compared to a price of $350 per ounce for year end 1997. For year end 1997, both Guyanor and Cambior reported their 50% share of mineral resources (mineralized material) at Yaou / Dorlin, using a $350 gold price, as 8.4 million tonnes grading 1.9 g/t. At year end 1998, Cambior has estimated its 50% share of Yaou / Dorlin, using a $325 gold price, as 8.2 million tonnes grading 1.9g/t.

The above results reflect work performed by Cambior to investigate the potential of mining these mineral deposits. Open pits have been modeled using reasonable slopes and using average mining and milling costs for Yaou of $1.10 per tonne and $7.50 per tonne respectively and using average mining and milling costs for Dorlin of $0.90 per tonne and $6.50 per tonne respectively. These results only reflect mineralized material from within the pits modeled.

The Company is reporting these results as mineralized material. Mineralized material does not represent reserves and has not been included in the Proven and Probable Reserve estimates because even though enough drilling and trenching indicate a sufficient amount and grade to warrant further exploration or development expenditures, these mineral deposits do not qualify under the U.S. Securities and Exchange Commission standards as being commercially minable until further drilling, metallurgical work and other economic and technical feasibility factors based upon such work are resolved.

Paul-Isnard and Eau-Blanche

On October 29, 1994, Guyanor acquired an interest in the Paul-Isnard and Eau-Blanche properties by way of the acquisition of all of the outstanding shares of Societe de Travaux Publics et de Mines Auriferes en Guyane ("SOTRAPMAG"). SOTRAPMAG holds, directly or indirectly, eight mineral concessions (the "Paul-Isnard Concessions") and four type "B" exploration permits (the "Eau-Blanche Permits"). One of the type "B" permits was relinquished in September 1998. An application for a type "A" exploration permit covering an area of approximately 326 km2 was filed by Guyanor in January 1996 but it has not yet been granted. The type "A" permit would include the area covered by the four type "B" permits as well as a new area adjacent to the Paul-Isnard property. There can be no assurance that the type "A" exploration permit will be granted.

Joint Venture with ASARCO and LaSource

In conjunction with Guyanor's acquisition of SOTRAPMAG, BRGM relinquished its rights under an option from Alcatel Alsthom Compagnie Generale d'Electricite to acquire any primary deposit located within the Paul-Isnard Concessions. In consideration therefore, Guyanor paid to BRGM the sum of FF2.5 million (approximately $505,000) and LaSource Developpement S.A., a company affiliated to BRGM ("LaSource"), received an initial 25% participating interest in two joint ventures for the exploration and exploitation of primary gold deposits on the Paul-Isnard and Eau-Blanche projects. Pursuant to joint venture and option agreements entered into on June 26, 1996 by ASARCO, LaSource and Guyanor, ASARCO had the right to acquire a 50% interest in SOTRAPMAG's remaining interest in the primary deposits on each of the Paul-Isnard and Eau-Blanche projects. After discussions with Guyanor regarding the 1998 budget, ASARCO decided in May 1998 to withdraw from the joint venture. Under a termination and settlement agreement between Guyanor and ASARCO, ASARCO paid $0.4 to Guyanor. ASARCO spent a total of $4.3 million under the joint venture agreement on the Paul-Isnard and Eau Blanche projects.

As at December 31, 1998, Guyanor's interest in the Paul-Isnard and Eau-Blanche projects had increased to approximately 90% as a result of LaSource's decision to not contribute its share of 1997 and 1998 exploration expenditures. Pursuant to the joint venture agreement, if LaSource's participating interest decreases below 10%, LaSource's interest converts to a 2.5% of net profits interest in each respective project.

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

There are two prominent mountain chains bordering the properties which form the edges of a basin in which alluvial gold deposits have accumulated. Management believes this alluvial gold originated from gold-bearing rocks from the Decou-Decou and Lucifer mountains and was transported downward by high-energy streams, concentrating the gold in the gravel beds of streams in the Citron area of the Paul-Isnard property. The Decou-Decou mountain to the south of the property is formed of volcanic rocks that, at the summit, are covered by degraded lateritic layers. The Lucifer mountain to the north-east is formed of basic intrusive rocks. The basin between the mountains is underlain by a Proterozoic sequence of mafic to felsic volcanics and clastic sediments of the Paramaca and Bonidoro groups, cut by ultramafic to felsic intrusives.

Work Program

Guyanor began an exploration program in 1995 to identify what may have contributed to the formation of the alluvial gold deposits in the Paul-Isnard area followed by a core drilling program in 1996. During the first half of 1997, a ground geophysical survey, involving induced polarization, resistivity and magnetism, was carried out over the mineralized felsic unit. A second and third phase core drilling program were also completed during 1997.

On January 15, 1998, the Company and Guyanor jointly announced the results from the third phase of core drilling over the Montagne d'Or target at Paul-Isnard conducted during the second half of 1997. Twenty holes were completed during the third phase of drilling, totaling approximately 4,134 metres, with the aim of infill drilling over the known strike length of the Montagne d'Or volcanic massive sulfide (VMS) system and step out drilling to test for further strike extension, primarily to the east. All but two of the 20 holes encountered significant gold mineralization exhibiting a weighted average grade of approximately 4.6 g Au/t (high values cut to 30 g Au/t) over an average mineralized interval of approximately 5.7 metres. Three styles of gold mineralization have been confirmed at Montagne d'Or: (i) steeply dipping, semi-massive to massive sulfide zones and adjacent alteration, (ii) steeply dipping zones of disseminated sulfide mineralization, and (iii) coarse gold associated with steeply dipping quartz veins and adjacent alteration.

During the second half of 1998, Guyanor completed a geophysical survey and a limited follow-up core drilling campaign to identify and confirm semi-massive sulfide mineralization (SMS) previously intercepted in the Montagne d'Or deposit located on the Paul-Isnard property in French Guiana. Eight core holes, totaling approximately 1,600 meters, were completed to test the most robust geophysical conductors. SMS mineralization was intercepted in seven of the eight holes drilled, thereby confirming the results of the geophysical survey. The SMS zones intercepted yielded a weighted average gold grade (uncut) of 23.1 g Au/t over an average length of 1.1 meters, which were included in an average mineralized interval around these SMS zones exhibiting a weighted average grade of 4.2 g Au/t (uncut) over an average length of 6.4 meters. The results are consistent with previous drilling and have improved the confidence level for both geologic and grade continuity by reducing the drill hole spacing to a nominal 50 meters over 400 meters of strike length in the eastern half of the Montagne d'Or deposit.

Total expenditures in 1998 were $1.0 million for Paul-Isnard and $0.1 million for Eau-Blanche, of which $0.1 million were reimbursed by ASARCO. Total expenditures in 1997 were $1.8 million for Paul-Isnard and $0.1 million for Eau-Blanche all of which was funded by ASARCO.

Exploration expenditures for Paul-Isnard of approximately $0.5 million are budgeted for 1999. Efforts in 1999 will focus primarily on identification of additional targets to supplement what had been previously outlined at Montagne d'Or. Work will include follow-up geochemical evaluation and trenching at the Elysee target, northwest of the Montagne d'Or deposit and continued evaluation of the Montagne d'Or VMS setting. Additional work may include, subject to availability of funding, an airborne geophysical survey of the entire project area to investigate the possibility of additional geologic settings similar to that found at Montagne d'Or.

Mineralized Material

In February 1998, the Company and Guyanor announced the completion of geologic modeling for the Montagne d'Or zone for the purpose of estimating mineralized inventory. This was followed by the results of an internal estimate published in the same month. A new estimate was prepared in August 1998 using more appropriate parameters taking into consideration the overall confidence of the geologic model and grade estimations given the wide spaced drilling information for the project. These studies identified the application of several inappropriate parameters in the February estimate which led to an over-estimation of open pit mineralized inventory and, to a much lesser degree, geologic inventories. The revised estimates were independently reviewed and confirmed by SRK Consulting, an international mining consulting firm, in a report dated September 3, 1998. The restatement reduced open pit mineralized inventory at the Montagne d'Or deposit at Paul Isnard from 16.3 million tonnes grading 2.5 g Au/t to 4.6 million tonnes grading 2.6 g Au/t. Geologic mineralized inventory were modified from

28.6 million tonnes grading 2.0 g Au/t to 34.7 million tonnes grading 1.4 g Au/t. Both estimates used a gold price of $350 per ounce.

In February 1999, Guyanor updated its geologic model following the extension of one drillhole and the addition of eight drillholes. A new estimate was taking account of the additional information gained from the drilling program and the subsequent increase in confidence. Open pits were modeled using reasonable slopes and using average mining and milling cost of $1.10 per tonne and $9.10 per tonne respectively. The Company has estimated its 64% share of Paul-Isnard, using a $325 gold price, as 3.9 million tonnes grading 2.8 g/t. This report only reflects mineralized material estimated to be present within the open pits modeled by the Company.

The Company is reporting these results as mineralized material. Mineralized material does not represent reserves and has not been included in the Proven and Probable Reserve estimates because even though enough drilling and trenching indicate a sufficient amount and grade to warrant further exploration or development expenditures, these mineral deposits do not qualify under the U.S. Securities and Exchange Commission standards as being commercially minable until further drilling, metallurgical work and other economic and technical feasibility factors based upon such work are resolved.

St-Elie

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

By agreement dated February 18, 1995, Guyanor transferred to ASARCO Guyane Francaise S.A.R.L. ("ASARCO") a 50% equity interest in Societe des Mines de St-Elie S.A.R.L. ("SMSE"), a company then wholly owned by Guyanor and to which the St-Elie concession was later transferred by decree of the French government dated April 24, 1996. Pursuant to the new mining code, when adopted, the concession will expire on December 31, 2018 but will be renewable for an additional period of up to 25 years. Under the agreement, $5.4 million was spent on the St-Elie and Dieu Merci projects in 1996 and 1997, all of which was paid by ASARCO. After discussion with Guyanor regarding the 1998 budget, ASARCO decided in May 1998 to withdraw from the St-Elie and Dieu Merci projects. Under the termination and settlement agreement between Guyanor and ASARCO, ASARCO paid Guyanor $0.6 million and ASARCO's shares in SMSE were transferred back to Guyanor. As a result, Guyanor presently holds a 100% interest in SMSE.

On February 19, 1997, SMSE and TEXMINE S.A., a French company ("Texmine") entered into an agreement pursuant to which SMSE was granted the four-year option to acquire a 100% undivided interest in three concessions and one exploration permit immediately adjacent to the St-Elie property and covering a 155 km2 (15,500 ha.) area known in French Guiana as Dieu-Merci. In order to maintain its rights under the Dieu-Merci option, SMSE had to (i) make payments of FF4.0 million ($0.7 million) in year one, FF1.5 million ($0.2 million) in year two, FF2.5 million ($0.4 million) in year three and FF2.5 million ($0.4 million) in year four and (ii) incur minimum expenditures on the Dieu-Merci property of FF5.5 million ($0.9 million) (including a 3,000 metre core drilling campaign) during year one and FF5.0 million ($0.8 million) during each subsequent year of the option period.

On December 17, 1998, SMSE notified TEXMINE of its intention to terminate the Dieu-Merci option agreement. After several attempts to substantially reduce or eliminate the minimum commitments and property payments specified in the agreement failed, SMSE decided to withdraw from the option agreement. Management felt that, in the current business climate where cost reduction is a priority, it should instead focus its efforts on the Yaou, Dorlin,

St-Elie and Paul-Isnard projects. Following the termination of the option agreement, the owner of the Dieu-Merci project has demanded from SMSE payment of the sum of 2,000,000 French Francs (approximately $350,000), which according to the French company is owed to it in spite of the termination of the option agreement. SMSE does not believe that such sum is owed and, will defend itself vigorously against any legal action which the French company may take to obtain payment. There can be no assurance, however, that SMSE will be successful.

As a result of the decision to withdraw from the Dieu-Merci option agreement, Guyanor recorded a write-down in the fourth quarter of 1998 of $0.9 million of deferred exploration expenditures relating to Dieu-Merci. The termination of the Dieu-Merci option agreement had no material impact on the Company's reported mineralized material.

The Property

The St-Elie concession was originally constituted by the government of France in 1889 and covers a rectangular area of 99 km2 (9,900 ha.) located in north central French Guiana, 110 km west of Cayenne, the departmental capital. The Dieu-Merci property covers an area of 155 km2 (15,500 ha.) adjacent to the eastern and southeastern portions of the St-Elie concession. St-Elie is located in a virtually undeveloped region of French Guiana. Access to the concession is by helicopter, airplane, or by a recently completed 20 km private road from Tigre Creek.

Work Program

During 1998, Guyanor's exploration expenditures on St-Elie amounted to $0.7 million, of which $0.3 was reimbursed by ASARCO pursuant to the termination and settlement agreement. During 1997, Guyanor's exploration spending on the St-Elie and Dieu-Merci projects totaled $3.3 million, all of which were reimbursed by ASARCO.

Guyanor has budgeted exploration expenses of approximately $0.5 million at St-Elie during 1999. Exploration will focus on continued shallow auger and geochemical evaluation of an area representing approximately 75% of the St-Elie concession that has not yet been explored with the objective of defining new targets for more advanced exploration.

Mineralized Material

The review of the estimates of mineralized inventory for the Michel Zone on the St-Elie project previously reported in February 1998 found that several inappropriate parameters led to the over estimation of mineralized material at St-Elie. A new geologic model and estimation of the mineralized material was completed. The new estimate is less than 50% of the February estimate, however, the reduction in mineralized material at St-Elie does not affect the Company's proven and probable mining reserves. Furthermore, the February estimate for St-Elie accounts for approximately 3% of total geologic mineralized material for the Company, therefore, the February estimates and the new lower estimates for St-Elie are not considered material in relation to the Company's total mineralized material. As a result, estimates of mineralized material at St-Elie will no longer be reported unless they become material.

Dachine

The Dachine property is a square, 5x5 km area accessible only by helicopter or, during the rainy season, by canoe from Maripasoula. Microdiamonds were found for the first time in 1983 in alluvium/colluvium by BRGM during strategic prospecting work for the Mineral Inventory of French Guiana. No further exploration was conducted at Dachine until Guyanor, after examining the existing literature and conducting preliminary reconnaissance in the field, was granted a type "B" exploration permit by the French government covering a 25 km2 area in southwest French Guiana known as Dachine (formerly known as Inini). An application was filed in December of 1995 for a type "A" permit covering an area of 337 km2 which would include the current type "B" permit. As of today, the type "A" permit has not been granted.

In 1996 and 1997, Guyanor completed an alluvial bulk sampling program under an agreement it had with BHP Minerals International ("BHP"). A second alluvial bulk sampling program commenced after the withdrawal of BHP was completed in December 1997. The second program, designed to quickly and cost effectively recover diamonds, was intended to firstly, establish the clear presence of macrodiamonds and secondly, yield a large enough parcel, though not necessarily representative of the deposit in situ, so as to establish a preliminary distribution and quality range of macrodiamonds at Dachine.

Thirteen samples ranging in size from 3 to 17.9 bank cubic metres were collected from three creeks, one of which is located on the Dachine body while the other two are located within one kilometre to the east and west of the body. Due to logistical and budget constraints, only 27.1 cubic metres, or 32% of the total collected sample, was processed. A total of 5,142 macrodiamonds greater than
1.0 mm as measured by round aperture Antwerp sieve were recovered, ranging in size to just over 4.5mm, or 0.88 carats, and yielding a total of 73.93 carats. The size distribution of the diamonds is fairly log normal indicating the possibility that larger stones may exist. The value of the stones, which were examined by two experts in Canada and Europe, was estimated in the $1 to $3 per carat range. Diamond quality is a critical aspect for the Dachine project. The project was put on care and maintenance in 1998. The next phase of exploration at Dachine would consist of geological mapping and drilling to further characterize the diamond and facies variability within the body identified by the 1996 core drilling. The Company and Guyanor are continuing their efforts to secure a joint venture partner to advance the project. Until then, the project will continue to be on care and maintenance.

In 1998, $0.2 million was spent for the care and maintenance of the project. During 1997, $0.7 million were spent on exploration and other holding costs.

BRAZIL PROPERTIES
-----------------

Brazil is the fifth largest country in the world with an area of 8,510,700 km2. Most of the country is located in the tropics. The Amazon River system drains over one-half of Brazil's area. Brazil has a population of approximately 160 million and is divided into 26 states and a Federal District where the capital
city of Brasilia is located.   Brazil declared its independence in 1822.  From
1964 to 1985, although under a military regime, Brazil experienced considerable economic growth and development. In 1985, the country returned to a democratic system. A new Constitution was implemented in 1988. Even though Brazil has a free enterprise system, there is still considerable state and semi-state participation in various strategic sectors, such as transportation and utilities. Special legislation has been enacted to privatize many companies, but the process is moving slowly. The government has recently been successful in reducing the rate of inflation. Brazil hosts the world's largest deposit, and is the world's largest producer of iron ore. Major export products include soybeans, orange juice, cocoa, coffee and manufactured goods. The Company's property interests in Brazil are located in the central and eastern Amazon region. The administrative offices of the Company are located in Brasilia. The Company has two projects in Brazil: Abacaxis and Andorinhas.

Abacaxis

The Abacaxis property covers approximately 30,000 ha. and is located approximately 270 km southeast of the city of Manaus, in the District of Maues, State of Amazonas, Brazil. It is accessible by boat, small fixed-wing aircraft or helicopter. Abacaxis is in the Tapajos area, which is one of the most actively worked areas mined by garimpeiros in Brazil. At Abacaxis, narrow quartz-sulfide-gold veins cut Proterozoic metasedimentary rocks. The veins are reported to be exceptionally high grade, at more than 30 g Au/t. Adjacent wall rocks also locally contain anomalous values of gold with as much as 2 to 4 g Au/t. The area is at the margin of a failed Proterozoic rift that may have been remobilized during younger tectonic events.

The Company indirectly acquired a working right and five-year option to acquire 100% of the right, title and interest of Matapi and Ourobras to three "alvaras", or exploration licenses, issued in favor of Matapi, collectively known as the Abacaxis property. Ourobras has a preexisting joint venture agreement with Matapi with respect to the Abacaxis property. In order to keep its option and working right in force, the Company has to: (i) pay Matapi approximately $150,000 on December 1, 1997 and $0.3 million on December 1, 1998 and (ii) incur expenditures on the property of at least $0.2 million by June 19, 1997, an aggregate of $0.5 million by June 19, 1998, an aggregate of $1.1 million by June 19, 1999 and an aggregate of $2.0 million by June 19, 2000. In December 1998, the option agreement was amended and the December 1998 payments were revised as follow: $150,000 will be due each on June 1, 1999 and on December 1, 1999. The Company paid Matapi and Ourobras approximately $0.4 million to date in connection with the option and incurred $2.1 million in exploration expenditures.

Work plans for 1999 in Brazil consist primarily of completing the Abacaxis drilling program initiated in late 1998. A 1,700 m drilling program was just completed in early March at a cost of approximately $200,000. The Company will be reviewing the data and evaluating means of continuing exploration beyond the first quarter program, including seeking a joint venture partner.


Andorinhas

The Andorinhas project covers approximately 25,000 ha. and is located in the state of Para in the eastern Amazon near the town of Rio Maria, approximately 150 km south of the Carajas district. It is accessible by paved road to Rio Maria and then dirt road for 35 km. Scheduled planes service the city of Redencao about 100 km south of Rio Maria.

Under an agreement with Companhia Vale do Rio Doce ("CVRD") entered into in May 1996, the Company (through its wholly-owned subsidiary, Southern Star Resources Ltd.) earned the exclusive right to a 50% participating interest in an association with CVRD to be created to exploit any gold discovered on the property. This right is conditional upon the Company matching CVRD's previous exploration expenditures of R5.2 million (approximately $4.6 million, subject to monthly adjustments to account for Brazilian inflation), completion of a positive feasibility study, and CVRD obtaining any necessary legal or governmental approvals to form an association for development and exploitation of a mine on the property. Upon making exploration expenditures of R5.2 million, the Company and CVRD must share equally in all remaining exploration and development costs or suffer dilution. Under the agreement, the Company must also evidence by November 2000 the existence of measured and/or indicated resources of approximately 1,000,000 oz. failing which the agreement will be automatically terminated. The Company has the right to terminate the agreement and let its right to form an association lapse without any further obligations at any time. In December of 1997, the Company met its R5.2 million expenditure commitment on the property. On or about January 30, 1998, CVRD indicated to the Company that it does not intend to contribute in the future its share of the programs and budgets for the project and may therefore be diluted. CVRD may change however its position in the future and elect to contribute its then proportional interest to expenditures.

As part of the agreement with CVRD, and in lieu of cash property payments to CVRD, the Company had also to reach agreements with the surface owners and occupants of portions of the land covered by the three exploration licenses comprising Andorinhas in connection with its exercise of the exploration activities. Agreements were reached with several key land owners to acquire improvements and surface right over the three principal target areas on the property, Mamao, Babacu and Lagoa Seca. Approximately $1.3 million was paid out pursuant to these agreements in 1997 and 1998.

The agreement with the key land owners contemplated the payment by the Company of approximately $5 million over the next two years. On November 5, 1998, the Company notified these land owners of its intention to terminate its agreement with them pursuant to which it acquired improvements and surface rights over the three principal target areas on the Andorinhas property. After several attempts to negotiate substantial reductions in these property payments with the land owners failed, the Company decided to withdraw from the agreement. Management believed that, in the current business climate where cost reduction is a priority, it was more justified to spend funds on other projects.

In February 1999, the Company sold the Santa Ines farm and certain equipment to its former owners in consideration for the reimbursement of the amount of the purchase price already paid to the former owners up to the date of termination and the release of any liability the Company may have had to the land owners in connection with the termination of the agreement mentioned in the preceding paragraph.

The Andorinhas project is being put on care and maintenance. The Company incurred a write-down in the fourth quarter of 1998 of approximately $9.1 million of deferred exploration expenditures related to the Andorinhas project and other activities in Brazil. Total 1999 budgeted expenditures in Brazil, including certain closure and other administration costs, are estimated to be $0.4 million.

AFRICAN PROPERTIES
------------------

General

All of the Company's interests in mineral properties located in Africa are held through PARC. PARC was established under the Business Corporations Act (Yukon Territory) on February 6, 1996. PARC is a wholly owned subsidiary of the Company, as a result of the Company acquiring the 19,429,282 shares of PARC held by the minority shareholders who received in exchange 388,574 common shares issued by the Company. This transaction became effective on April 21, 1998.

During 1998, approximately $1.3 million was spent on exploration in Africa as compared to $3.1 million in 1997. The Company has budgeted $0.1 million for exploration and administration for its remaining projects in Africa for 1999.

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

The Company has currently three exploration permits all of which are accessible by paved road from Abidjan, the principal city in Ivory Coast. Seven exploration permits were relinquished in 1998. The exploration permits are valid for three years and are renewable twice for two additional years. At the time of each renewal, 50% of the permit area must be relinquished. The minimum expenditure requirements for the three remaining permits vary from approximately $240,000 to $2,200,000 over a three-year period. The two most important are Tanda and Tortiya. During 1998, PARC spent approximately $1.1 million on the Ivory Coast projects as compared to $0.9 million in 1997.

Tanda

Tanda, a 832 km2 exploration permit located in central eastern Ivory Coast, was granted to the Company in March 1996. A renewal application was filed in December 1998. Tanda was joint ventured to North Exploration (Overseas) Pty Limited ("North") in July 1998. Under the terms of the agreement, North may earn a 60% participating interest in the Tanda property by spending a minimum of $400,000 on exploration during the first 12 months of the joint venture and it must spend at least $3,000,000 over a total of 36 months to earn a 60% interest in the project. North also has the option of earning an additional 10% interest, for a total of 70%, by fully funding feasibility work and providing or arranging, on a best efforts basis, project financing for any eventual development. North is acting as manager and operator of the joint venture.

North initiated exploration programs in the fourth quarter of 1998 consisting of detailed geologic mapping (98 kilometers) of anomalous areas previously identified by the Company, particularly the Assoufou anomaly. Additional soil and rock sampling (449 and 417 samples, respectively) defined two other anomalous trends, Pala to the southwest of Assoufou and Babango to the northwest of Assoufou. This work was completed in anticipation of defining targets for RAB drilling in the second quarter of 1999. North has planned 9,000 meters of RAB drilling to test the main Assoufou anomaly at depth, targeting southerly and northerly dipping quartz vein sets identified in previous trenching and road cuts. The results of this program will be used in planning additional exploration by North.

Tortiya

On February 25, 1998, PARC was granted an exploration permit for diamonds covering 790 km2 over an area in Ivory Coast known as Tortiya. Pursuant to an agreement dated February 19, 1998, PARC and the Company have 25% and 75% beneficial interests, respectively, in the property. Commercial diamond mining was conducted at Tortiya between 1947 and 1974 by the French company SAREMCI, which extracted over 4 million carats of gem and near-gem quality diamonds consisting of lateritic gravels overlying Early Proterozoic Birrimian metasedimentary rocks. Associated alluvial deposits were also exploited. In 1975, SAREMCI ceased mining operations due to declining grades. The deposit is currently being exploited by small-scale miners.

During 1998, exploration work included detailed geologic mapping of the area, pitting and stream sediment sampling. Both pitting and stream sediment samples were manually processed for heavy minerals on site followed by further processing in the Company's Georgetown, Guyana laboratory. The resulting heavy mineral samples were examined by mineralogists with heavy minerals of interest submitted to laboratories in Australia and Canada for SEM analysis and microprobing to determine chemical compositions. Eight microdiamonds (>0.25mm) were recovered from a 2,000 kilogram collected at depth through pitting while stream sediment sampling identified an anomalous area for G-10 garnets, an important diamond indicator mineral. These results are indicative of a possible primary diamond source in the area. A total of $0.3 million was spent on direct project exploration expenditures in 1998. PARC has budgeted approximately $0.08 million for work on the Tortiya property in the first half of 1999.

Work programs are being considered for 1999 which include additional pitting and stream sediment sampling in the areas of interest as well as geophysical surveys. The Company believes further work is warranted at Tortiya and is evaluating cost effective means of continuing exploration, including seeking a joint venture partner for the project.

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

Pursuant to an agreement dated December 12, 1996, with San Martin Mining Research and Investment Company ("San Martin") and San Martin 96 S.A., PARC was granted the immediate and exclusive right to conduct prospecting, exploration, development or related activities on properties covering an area of approximately 1,300 km2 known as Ndori in the Kisumu region of Kenya. The Ndori license, which permits prospecting and exploration for gold and other precious metals, was renewed as of January 1, 1998 for a 10 year term. PARC was also granted an exclusive option to apply for and acquire a 75% or greater interest in any mining lease issued pursuant to the Ndori license and any successor rights. In order to maintain its working right and option, PARC must incur expenditures of at least $0.6 million during each of the first and second twelve month periods of the agreement. PARC also committed to incur minimum expenditures during the third, fourth and fifth years of the agreement sufficient to maintain the Ndori License in good standing.

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

As a result of the Company's budgetary prioritization process, the Ndori property has been placed on care and maintenance at a cost of approximately $4,000 per month. As a result, $0.2 million was spent in 1998 compared to $0.8 million in 1997. PARC is actively seeking a joint venture partner for the project.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

Except as disclosed in Item 2 under Omai Mine and under St-Elie, there are currently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties or those of any of its subsidiaries is subject. The Company and its subsidiaries are, however, engaged in routine litigation incidental to their business. No material legal proceedings involving the Company are pending, or, to the knowledge of the Company, contemplated, by any governmental authority. The Company is not aware of any material events of non-compliance with environmental laws and regulations. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. For a description of the type of legal and regulatory environment in which the Company does business, see "Item 1. Description of Business - Risk Factors" and "Item 2. Description of Properties - General".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None.


                     Executive Officers of the Registrant
                     ------------------------------------
                            (as of March 12, 1999)

The executive officers of the Company, their ages and their business experience and principal occupations during the past five years are:

         Name             Age                         Office and Experience                          Officer Since
--------------------------------------------------------------------------------------------------------------------
James E.  Askew           50     President and Chief Executive Officer of the Company since                     1999
                                 March 1999; prior thereto President and Chief Executive Officer
                                 Rayrock Resources from September 1998 to March 1999; from 1997 to present, President and Chairman of International Mining and
                                 Finance Corporation; from 1986 to 1996, President and Chief
                                 Executive Officer of Golden Shamrock.
--------------------------------------------------------------------------------------------------------------------
Gordon J. Bell            41     Vice President and Chief Financial Officer of the Company since                1995
                                 November 1995; prior thereto, Vice President and Director, RBC
                                 Dominion Securities Inc. from October, 1994; Vice President,
                                 RBC Dominion Securities Inc. from December, 1991 to October
                                 1994.
--------------------------------------------------------------------------------------------------------------------
Carlos H. Bertoni         47     President of Guyanor Ressources S.A. since December 1998; Vice                 1993
                                 President, Brazil since June 1997, prior thereto Vice
                                 President, Exploration (Eastern Division) since 1993.
--------------------------------------------------------------------------------------------------------------------
Louis O. Peloquin         41     Vice President, General Counsel and Secretary of the Company                   1993
                                 since June 1993.
--------------------------------------------------------------------------------------------------------------------
Hilbert N. Shields        43     Vice President, Guyana since June 1997 and prior thereto Vice                  1993
                                 President, Exploration (Western Division) since 1993.
--------------------------------------------------------------------------------------------------------------------
Richard A. Winters        36     Vice President, Corporate Development since August 1995; prior                 1995
                                 thereto Senior Analyst, Robertson Stephens & Co. from August
                                 1994; prior thereto Senior Engineer, Phelps Dodge Mining Co.
                                 from January 1993 to August 1994.
--------------------------------------------------------------------------------------------------------------------

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
------- -----------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

The Company's common shares are listed on the Toronto Stock Exchange ("TSE") under the trading symbol GSC and the American Stock Exchange ("AMEX") under the trading symbol GSR. As at March 12, 1999, 30,292,249 common shares were outstanding and the Company had 837 shareholders of record. On March 12, 1999, the closing sale price per share for the Company's common shares, as reported by the TSE was Cdn$1.25 and as reported by the AMEX was $0.81. The following table sets forth, for the periods indicated, the high and low market closing prices per share of the Company's common shares as reported by the TSE and the AMEX.

                                              Toronto Stock Exchange                   American Stock Exchange
                                              ----------------------                   -----------------------
                                              Cdn$              Cdn$                    $                   $
                                              High               Low                   High                Low
                                              ----               ---                   ----                ---
1998:
     First Quarter                            7.00               4.00                  4.81                2.75
     Second Quarter                           6.50               3.05                  4.50                2.06
     Third Quarter                            3.10               1.51                  2.19                0.94
     Fourth Quarter                           4.10               1.45                  2.75                0.94

1997:
     First Quarter                           22.45              14.25                 16.75               10.13
     Second Quarter                          14.80               9.25                 10.63                6.50
     Third Quarter                           11.00               5.55                  8.13                4.00
     Fourth Quarter                           9.65               3.20                  3.56                2.19

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

The Company has been advised by PricewaterhouseCoopers LLP that it should not be treated as a PFIC with respect to shares purchased by U.S. shareholders during 1993, 1994, 1995, 1996, 1997 and 1998, although it could potentially be a PFIC with respect to shares acquired by U.S. shareholders prior to 1993. The Company also intends to engage PricewaterhouseCoopers LLP in the future to analyze whether it is a PFIC in 1999 and subsequent years and will continue to notify shareholders of the results of such future analyses. The PFIC analysis involves a complex analysis of many factors, including, among other things, the price of gold and the cash flow of OGML. For example, without increasing the amount of income and assets that produce active income through the development or acquisition of producing mines, a modest increase in these specific factors could result in our becoming a PFIC.

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

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

The selected financial data set forth below are derived from the audited consolidated financial statements of the Company for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, included elsewhere herein, and should be read in conjunction with those financial statements and the footnotes thereto. The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). For United States GAAP reconciliation items, see the attached consolidated financial statements and notes. Reference should also be made to "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations".

Summary of Financial Condition Data at End of Period
(Amounts in thousands except per share data)


                          As of          As of          As of          As of          As of
                      December 31,   December 31,   December 31,   December 31,   December 31,
                          1998           1997           1996           1995           1994
----------------------------------------------------------------------------------------------------
Working capital       $     6,516     $   16,427     $    15,287    $   11,092      $   34,940
----------------------------------------------------------------------------------------------------

Current assets              8,216         20,152          22,182        16,074          38,603

----------------------------------------------------------------------------------------------------

Total assets               68,597         89,122          96,283        77,609          85,540
----------------------------------------------------------------------------------------------------

Current liabilities         1,700          3,725           6,895         4,982           3,663
----------------------------------------------------------------------------------------------------

Shareholders' equity  $    58,471     $   79,557     $    78,094    $   68,388      $   79,695
----------------------------------------------------------------------------------------------------


                      For the Year    For the Year    For the Year    For the Year    For the Year
                         Ended           Ended           Ended           Ended           Ended
                      December 31,    December 31,    December 31,    December 31,    December 31,
                         1998            1997            1996            1995            1994
----------------------------------------------------------------------------------------------------

Revenue               $      635      $    1,698     $     2,801     $     5,590     $      2,736
----------------------------------------------------------------------------------------------------

Net loss                 (22,248)        (26,584)         (7,780)        (12,181)          (8,785)
----------------------------------------------------------------------------------------------------

Net loss per          $    (0.74)     $    (0.92)    $     (0.31)    $     (0.54)    $      (0.42)
 share
----------------------------------------------------------------------------------------------------
   Note:   Golden Star did not pay any cash dividends during the fiscal years indicated above.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

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

The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the statement of net loss is as follows:

                                                                          For the Years Ended December 31,
                                                               1998                    1997                  1996
                                                               ----                    ----                  ----
Net loss under Canadian GAAP                                $  (22,248)             $  (26,584)           $  (7,780)
Net effect of the deferred exploration expenditures
 on loss for the period                                          4,901                   1,189              (10,231)

Effect of recording compensation expense under
 stock option plans                                                  -                     (83)                 (85)

Foreign exchange loss                                               26                      92                   (2)
Reversal of the gain on subsidiary's issuance of
 common stock                                                        -                       -               (7,719)

Reversal of the loss for severance accruals                          -                  (1,115)               1,115
Effect of Omai Preferred Share Redemption                          788                   1,152                  520
                                                              --------                --------             --------
Loss under U.S. GAAP before minority interest                  (16,533)                (25,349)             (24,182)
Minority interest as adjusted                                    1,138                  (1,489)              (1,097)
                                                              --------                --------             --------
Net Loss under U.S. GAAP                                    $  (15,395)             $  (26,838)           $ (25,279)
Other comprehensive income foreign exchange loss                   (26)                    (92)                   2
                                                              --------                --------             --------
Comprehensive income                                           (15,421)                (26,930)             (25,277)
                                                              ========                ========             ========
Basic and diluted net loss per share under U.S. GAAP        $    (0.51)             $    (0.94)           $   (1.00)
                                                              ========                ========             ========

The Company currently has limited cash resources. See "Item 1. - Risk Factors - Risks associated with our limited financial resources" and "Liquidity and Capital Resources" and "Outlook" below.

1998 Compared to 1997

The Company reported a net loss of $22.2 million in 1998 as compared to a net loss of $26.6 million in 1997. During 1998, the Company recorded property abandonment charges of $16.6 million, including $2.6 million and $3.7 million, respectively, from the relinquishment of certain diamond and gold properties in Guyana, $0.9 million for the Dieu Merci in French Guiana, $8.8 million for the Andorinhas project and $0.3 million for other properties in Brazil, and $0.2 million related to various property interests in Bolivia. The abandonment of these projects was the result of several factors including exploration results and the assessment and prioritization of exploration projects by Management to ensure continued focus on the most promising projects in the Company's portfolio in light of limited capital available to fund exploration projects. The objective of the project prioritization is to ensure continued funding of projects that the Company believes would offer the greatest potential for meaningful results and new reserves and mineralized material. Of the $16.6 million of property abandonments described above, $16.4 million were recorded in the fourth quarter of 1998. The abandonments taken in the fourth quarter resulted from the company's review of exploration results to date, prioritization of projects, and results of negotiations with property owners.

The Company's consolidated share of the write-downs for Guyanor was $0.7 million, net of the minority shareholders' portion of the loss.

Total revenues in 1998 decreased to $0.6 million as compared to $1.7 million in 1997 due to the shutdown of the alluvial mining operations at SOTRAPMAG in April 1997 and the lower interest income earned. Interest and other revenues decreased from $1.3 million in 1997 to $0.6 million in 1998 due to the decrease in the average cash balance invested during 1998 as compared to 1997 combined with lower interest rates during the period. Cost of goods sold were nil for 1998 as compared to $1.0 million for 1997 as a result of the discontinuation of production at SOTRAPMAG during 1997, with no revenue from gold sales in 1998, compared to revenue of $0.4 million in 1997. SOTRAPMAG's cost of goods sold exceeded revenues in 1997 by $0.5 million.

General and administrative expenditures totaled $7.7 million for 1998, as compared to $8.9 million for 1997. The decrease in general and administrative expenditures resulted from a $1.8 million reduction in expenses due to the Company's ongoing cost reduction efforts offset by the $0.6 million paid to David Fennell under a separation and release agreement. Depreciation expense decreased $0.3 million as a result of the decrease in the depreciable asset base due to the write-down of equipment at SOTRAPMAG.

OGML, in which the Company maintains a 30% common share equity interest, reported net income of $3.5 million for the year ended December 31, 1998, compared to a net income of $5.8 million for the year ended December 31, 1997. The Omai Mine produced 327,546 oz of gold in 1998 versus 338,496 oz of gold in 1997. Decreased gold grades and a lower than expected recovery rate were the reason for the decrease in production in 1998. Approximately $1.7 million was distributed to the Company in 1998 via the redemption of Class I preferred shares of OGML, as compared to $2.5 million during 1997.

Under the equity method of accounting, the Company is required to record its share of OGML's losses to the extent that the losses do not exceed the cost of
the common share investment in OGML.   Accordingly, the Company has not recorded
the loss amount, and will commence recognition of future income when its share of accumulated income exceeds its share of accumulated losses. As of December 31, 1998, the Company's share of cumulative equity loss was $0.6 million as compared to $1.5 million as at December 31, 1997.

Various factors, such as market price fluctuations of gold, increased production costs and/or reduced recovery rates may render ore reserves uneconomic or may ultimately result in a restatement of ore reserves or asset write-downs. Moreover, short-term factors relating to the ore reserves, such as the need for orderly development of ore bodies, the processing of variable ore grades, and/or other potential problems may impair the profitability of the Omai Mine.

1997 Compared to 1996

The Company reported a net loss of $26.6 million in 1997 as compared to a net loss of $7.8 million in 1996. During 1997, the Company recorded property abandonment charges of $22.4 million, including $4.2 million and $4.4 million, respectively, from the relinquishment of certain diamond and gold properties in Guyana, $0.7 million from the write-off of certain diamond properties in Suriname, $1.0 million for the Regina Est property and $0.4 million for other property areas in French Guiana, $2.8 million for portions of property areas in Cote d'Ivoire, $3.4 million for projects in Mali, $2.0 million for the Galla Valley project, $1.2 million for certain gold properties in Brazil and $2.1 million related to various property interests in Bolivia. The abandonment of these projects was the result of several factors including exploration results and the assessment and prioritization of exploration projects by management to ensure continued focus on the most promising projects in the Company's portfolio. The objective of the project prioritization is to ensure continued funding of projects that the Company believes would offer the greatest potential for meaningful results and generating reserves and mineralized material. Of the $22.4 million of property abandonments described above, $12.9 million were recorded in the fourth quarter of 1997.

The Company's consolidated share of the write-downs for Guyanor and PARC were $1.0 million and $5.4 million, respectively, net of minority shareholders' portion of the loss.

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

OGML, in which the Company maintains a 30% common share equity interest, reported net income of $5.8 million for the year ended December 31, 1997, compared to a net income of $2.7 million for the year ended December 31, 1996. The Omai Mine produced 338,496 oz of gold in 1997 versus 254,950 oz of gold in 1996. The commissioning of the expanded mill facilities in the third quarter of 1996 contributed to higher production levels in 1997. Approximately $2.5 million was distributed to the Company in 1997 via the redemption of Class I preferred shares of OGML, as compared to $1.1 million during 1996.

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

LIQUIDITY and CAPITAL RESOURCES
-------------------------------

Consolidated cash and short-term investments as of December 31, 1998 of $7.4 million decreased $10.0 million from $17.4 million as of December 31, 1997. The reduction is a result of the Company's net exploration expenditures of $9.6 million in 1998 offset by Omai preferred share redemptions of $1.7 million, a loan from OGML of $3.1 million, transfer of Eagle Mountain concession to OGML in exchange for $0.08 million and other working capital changes. Working capital as of December 31, 1998 decreased by $9.7 million to $6.7 million from $16.4 million as of December 31, 1997.

On December 23, 1998, OGML, as part of the purchase from the Company of the Eagle Mountain project, advanced to the Company $3.17 million, as an unsecured non-interest bearing loan to be repaid on a dollar-for-dollar basis as and when Class I preferred shares of OGML held by GSR shall be redeemed by OGML from time to time. The loan is non-interest bearing until September 30, 2010; after this date the loan bears interest at the US dollar prime rate per annum, calculated and compounded quarterly until repayment in full with interest on overdue interest at the same rate. Of the $1.7 million of Class I preferred shares redeemed in 1998 approximately $0.2 million was used to reduce the outstanding loan balance. OGML has budgeted for the redemption of $1.3 million of Class I preferred shares in OGML to be paid to the Company during 1999, compared to $1.7 million received in 1998.

Product and supplies inventories, accounts receivable and other current assets decreased $1.8 million during the year resulting primarily from a decrease in outstanding accounts receivable due to reduced exploration spending in 1998 and collection of outstanding balances owed upon the termination of two joint ventures.

Cash used in investing activities of $7.5 million in 1998 decreased from $19.6 million in 1997 primarily due to the decrease in exploration expenditures related to the Company's operations in South America and Africa.

Cash provided by financing activities in 1998 decreased to $5.2 million from $29.9 million in 1997. The decrease results primarily from share offerings by the Company in 1997 which did not recur in 1998, offset by the issuance of long-term debt for the transfer of the Eagle Mountain property to OGML for proceeds of $3.1 million. Share capital increased by $1.2 million in 1998, compared with $28.0 million in, 1997, reflecting proceeds from warrant exercises and the May 1997 common stock offering which did not recur in 1998.

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

No shares had been issued under either Registration Statement or the Canadian prospectus as of March 13, 1999, and there can be no assurance that the Company can raise capital using the Registration Statement or the prospectus.

Guyanor Ressources S.A.

Total exploration expenditures for the year ended December 31, 1998, amounted to $4.7 million, offset by joint venture recoveries of $1.2 million, compared to 1997 expenditures of $11.9 million, offset by 1997 joint venture recoveries of $10.0 million. Guyanor recorded property write-downs of $0.9 million in 1998 related to the relinquishment of the Dieu Merci Project as compared to $1.0 million related to the relinquishment of the Regina Est property and $0.4 million related to the write-down of other projects in 1997.

On June 12, 1998, the Company acquired an additional 2,380,000 Class B common shares of Guyanor at a price of FF9.53 or Cdn$2.314. The total consideration of FF22,681,400 or Cdn$5,579,624 for the shares was satisfied by reducing the receivable for the equivalent amount of funds advanced to Guyanor by the Company. The transaction resulted in an increase in the Company's interest in Guyanor from 69.3% to 71%.

As of December 31, 1998, the Company owned approximately 71% of the outstanding common shares of Guyanor.

A preliminary budget prepared by Guyanor estimates total spending for 1999 of approximately $4.0 million with recoveries from joint venture partners of approximately $0.7 million for net expenditures of $3.3 million. As at December 31, 1998, Guyanor had $0.1 million in cash. Net expenditures are expected to be funded by cash on hand, receivables from joint venture partners for work conducted in 1998 and from working capital provided by Golden Star. Golden Star has committed to provide sufficient working capital to fund all of Guyanor's operations for 1999, however, it will be necessary for additional capital to be obtained by Guyanor or Golden Star for these expenditures to be funded.

Guyana

Total 1998 spending on the Company's projects in Guyana amounted to $0.9 million with joint venture recoveries of $0.1 million, compared to 1997 spending of $3.6 million. During 1998, the Company incurred $6.4 million of property abandonment charges related to various gold and diamond properties. The Company has budgeted approximately $0.4 million for administration and limited exploration in Guyana during 1999.

Suriname

Activities in Suriname during 1998 focused principally on the Gross Rosebel gold project in joint venture with Cambior. Total Suriname spending in 1998 amounted to $2.0 million, offset by joint venture recoveries of $1.0 million, as compared to 1997 spending of $11.8 million, which was offset by joint venture recoveries of $4.7 million. Budgeted 1999 exploration and acquisition expenditures for Suriname are $0.9 million, with budgeted joint venture recoveries of $0.4 million. Expenditures at the Gross Rosebel project are shared equally between the Company and Cambior.

A study of the Gross Rosebel project was completed in May 1997 as required by the agreement and then updated. The study estimated the project's proven and probable gold reserves at 48.6 million tonnes grading 1.6 g Au/t, representing
2.43 million oz in situ using a gold price of $400 per ounce. Reserves have been subsequently restated as mineralized material using a gold price of $325 per ounce resulting in 41.4 million tonnes grading 1.6 g Au/t, representing approximately 2.15 million ounces in situ. Capital costs for development of the mine are estimated in the study at $175 million. Cambior is obligated to use its best efforts to arrange debt financing for 65% of mine construction and related costs, with the Company and Cambior each contributing 50% of the remainder of such costs. The Company's share of total mine development costs for Gross Rosebel, based on the feasibility study and subsequent modifications, is estimated at approximately $25.0 million. Development of the Gross Rosebel project has been postponed pending resolution of certain development issues and improvement in gold prices. The Company has not budgeted for any of the $25.0 million development expenditures in 1999. At such time as the decision is made to proceed with the development of Gross Rosebel, the Company will evaluate various funding alternatives including the issuance of debt or equity securities or the sale of other assets to fund the $25.0 million development cost. The Company and Cambior are also investigating alternative mining and processing methods such as heap leaching which may lower capital and for operating costs and enhance the project's economic returns.

Brazil and Bolivia

During 1998, the Company spent approximately $1.2 million on exploration and project acquisition, compared to $7.1 million in 1997. Anticipated reconnaissance and exploration expenditures for 1999 of $0.5 million relate primarily to exploration efforts and property acquisition costs for the Abacaxis project in Brazil. The Company recorded property write-offs of $8.8 million for the Andorinhas project and $0.3 million for other projects in 1998.

The Company recorded property write-downs of $0.2 million in 1998 as a result of relinquishment of the other properties in Bolivia.

Pan African Resources Corporation

On April 21, 1998, the Company completed a Plan of Arrangement that resulted in the purchase of all of the outstanding shares held by minority shareholders of Pan African Resources Corporation ("PARC"). As a result, the Company issued 388,574 of its common shares with a market value of $0.9 million to the minority shareholders of PARC.

Total exploration and acquisition expenditures in Africa for 1998 amounted to $3.1 million (compared to $3.1 million in 1997). Expenditures in 1998 primarily reflect exploration activities in the Ivory Coast and Kenya and a $1.8 million allocation of excess purchase price over the value of the assets acquired to these properties as a result of the Plan of Arrangement between the Company and PARC. During 1998, the Company recorded property abandonments of $0.01 million for other projects as compared to $8.5 million in 1997. Total budgeted expenditures on exploration and administration for 1999 are budgeted at $0.1 million representing minimum holding costs for the Company's property interests in Cote d'Ivoire and Kenya.

In 1998, the Company's obligations under its customs duty obligations in Cote d'Ivoire were met and the performance bond of $0.25 million was released.

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

Year 2000 Compliance

The Company recognizes the importance of ensuring that its business operations are not disrupted as a result of Year 2000 problems. The Company has prepared a three step plan to identify and resolve Year 2000 issues. First, the Company is compiling an inventory of its Information Technology ("IT") systems, and non-IT systems (which are those which typically include "embedded" technology such as microprocessors or chips) and performing a survey of the state of Year 2000 readiness of third party suppliers, vendors, joint venture partners and OGML. Second, the Company is prioritizing the IT and non-IT systems and vendor responses. Third, the Company has prepared a Year 2000 testing plan to assess the ability of IT and non-IT systems to handle the Year 2000. Those systems that are not Year 2000 compliant are being modified or replaced to ensure that they are Year 2000 compliant. These steps are in various stages of completion. The Company anticipates that all steps will be completed by June 30, 1999. The Company estimates the internal and external cost of Year 2000 compliance to be approximately $0.1 million.

The Company believes that the greatest risk presented by the Year 2000 problem is from third parties, such as suppliers and financial institutions who may not have adequately addressed the problem. A failure of any such third party's computer or other applicable systems in sufficient magnitude could materially and adversely impact the Company. The Company is not presently able to quantify this risk but believes that it is minimal based upon the survey responses received to date from third party suppliers, vendors, joint venture partners and OGML.

The Company is undertaking a contingency planning effort to identify alternatives that could be used to mitigate the effects of Year 2000 related failures. The Company keeps printed back-up of all material transactions which could facilitate the continuation of business operations and remediation of data loss in the event of a system failure.

Effects of the European Monetary Union Currency

Effective January 1, 1999, eleven of the fifteen member countries of the European Monetary Union ("EMU") adopted a single European currency, the "Euro", as their common legal currency. During the next three years, business conducted within the EMU will be conducted in both the existing national currency and the Euro. As a result, companies operating in EMU member states will need to ensure that their financial systems are capable of processing transactions and properly handle these currencies, including the Euro. The operations of the Company's 71% owned subsidiary Guyanor Ressources S.A. are affected by this change. The Company has not had and does not expect a material impact on its results of operations from foreign currency gains or losses as a result of the transition to the Euro.

Other Matters

The Company conducts all of its exploration and development of mineral properties in countries other than Canada and the United States directly and through joint ventures. To date, the vast majority of all funding has been through equity financing transactions completed in Canada and in Canadian currency (with the exception of the Guyanor offering of its Class B shares on the Nouveau Marche in France and the U.S. $22.7 million raised by the Company in May 1997). The Company currently maintains all or the majority of its working capital in U.S. dollars or U.S. dollar denominated securities and converts funds to foreign currencies as payment obligations come due. Accordingly, the Company is subject to fluctuations in the rates of currency exchange between the U.S. dollar and these currencies, and such fluctuations may materially affect the Company's financial position and results of operations. The Company currently has future obligations which are payable in French francs and receivables collectible in French francs. The Company currently does not actively take steps to hedge against such risks. The Company also utilizes the services of outside advisors who provide the Company with market information and strategies to employ in protecting the cash and short term investments held by the Company.

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

Outlook

The Company must rely primarily on the capital markets to fund its operations and exploration activities until it can achieve sustained positive cash flow from mining operations. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital to fund its exploration and development efforts. The current market for gold shares is weak and equity capital is difficult to obtain. The Company anticipates that additional capital will be required in 1999 in order to fund operations and exploration activities. The Company is exploring various transactions which would enable it to have sufficient capital to continue its operations. Various transactions being considered include mergers with other companies, acquisitions, and the issuance of new equity. Other sources for such capital may include, among other things, the establishment of joint ventures and sale of property interests.

If the current depressed market for gold prices and gold shares continues into 1999, it may be necessary for the Company to modify its 1999 budget to achieve further reductions in activity and general and administrative expenses. Capital is allocated to those projects which in the opinion of management, offer the greatest potential to generate additional reserves and mineralized material. A significant portion of the exploration and development expenditures for the Company and its subsidiaries represent discretionary spending and can be adjusted to reflect, among other things, results of exploration and development activities and the Company's capital resources. In 1999, the Company is required to make property rental payments and minimum exploration expenditures totaling $0.6 million in order to maintain its current property interests per existing mineral agreements. The Company is negotiating the reduction or deferral of these payments where possible.

Whether and to what extent alternative financing options are completed by the Company or its subsidiaries will depend on a number of factors including, among others, the successful acquisition of additional properties or projects, the price of gold and management's assessment of the capital markets. The low gold price adversely affects our ability to obtain financing and therefore our abilities to develop our current portfolio of properties. We cannot assure you that additional funding will be available in 1999. This situation affects our flexibility to invest funds in exploration and development. We may, in the future, be unable to continue our exploration and development programs and fulfill our obligations under our agreements with our partners or under or permits and licenses. Although we have been successful in the past in obtaining financing though partnership arrangements and sale of equity securities, we cannot assure you that we will be able to obtain adequate financing on acceptable terms. If we are unable to obtain such additional financing, we may need to delay or indefinitely postpone further exploration and development of our properties. As a result we may lose our interest in some of our properties and may be obliged to sell some or our properties.

As at December 31, 1998, the Company held consolidated cash and short-term investments of $7.4 million. Management anticipates consolidated total expenditures of $7.9 million for 1999, with consolidated net expenditures after recoveries from joint venture partners and other working capital changes of approximately $7.2 million. The Company has committed, subject to the availability of adequate funding, to continue funding on a reasonable best efforts basis the operations of Guyanor, in the amount of $3.4 million which amount is included in the net spending of $7.2 million. Without a financing or other capital raising transaction such as a sale of assets, and based on the current budget, management expects the Company will have a consolidated cash of position of $0.3 million as of December 31, 1999 absent any additional financings or transactions in 1999. This would materially and adversely affect our operations and our ability to continue as a going concern.

The Company's planned spending during 1999 is anticipated to be directed primarily toward pre-feasibility work at the Yaou and Dorlin projects, exploration work at Paul Isnard and St-Elie in French Guiana, and Abacaxis in Brazil, continued engineering work at Gross Rosebel in Suriname. No field work is planned for Gross Rosebel; however expenditures have been budgeted for additional work on the feasibility study related to engineering and metallurgical work for to the investigation of heap leaching alternatives and ongoing holding costs of the project.

The Company does not expect to receive cash flow from OGML in 1999 through redemptions of Class I preferred shares as any redemptions will be utilized to reduce the debt owed to OGML. The amount of redemptions, if any, is dependent on the net cash flow of OGML. The Company received $1.7 million from redemptions of Class I preferred shares in 1998.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is limited to changes in interest rates on the Company's investment portfolio. The Company does not utilize derivative financial instruments. The Company invests its cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers, and limits the amount of exposure to any one issuer. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

                  Index to Consolidated Financial Statements
                of Golden Star Resources Ltd. and Subsidiaries

Management's Responsibility for Financial Information..........................     56

Auditors' Report...............................................................     57

Consolidated Balance Sheets as of December 31, 1998 and 1997...................     58

Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996..........................................     59

Consolidated Statement of Changes in Shareholders' Equity for the years ended
     December 31, 1998, 1997 and 1996..........................................     60

Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996..........................................     61

Notes to the Consolidated Financial Statements.................................     62-89

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL INFORMATION

To the Shareholders of Golden Star Resources Ltd.

The consolidated financial statements and all information in the Annual Report are the responsibility of the Board of Directors and management. The consolidated financial statements have been prepared by management based on information available to March 5, 1999, and are in accordance with accounting principles generally accepted in Canada.

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

The Audit and Corporate Governance Committee of the Board of Directors is comprised of four outside directors, and meets regularly with management and the independent auditors to ensure that management is maintaining adequate internal controls and systems and to approve the annual and quarterly consolidated financial statements of the Company. The committee also reviews the audit plan of the independent auditors and discusses the results of their audit and their report prior to submitting the consolidated financial statements to the Board of Directors for approval.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, Chartered Accountants, who were appointed by the shareholders. The auditors' report outlines the scope of their examination and their opinion on the consolidated financial statements.



/s/ Pierre Gousseland                    /s/ Gordon J. Bell
---------------------                    -----------------------
Chairman of the Board                    Vice President and
                                         Chief Financial Officer

                               AUDITORS' REPORT

To the Shareholders of
Golden Star Resources Ltd.:

We have audited the consolidated balance sheets of Golden Star Resources Ltd. as of December 31, 1998 and 1997 and the consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in accordance with accounting principles generally accepted in Canada.



/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Calgary, Canada

March 5, 1999


Comments by the Auditors for U.S. Readers on Canada-U.S. Reporting Difference
-----------------------------------------------------------------------------

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern such as those. described in
Note 3 of the consolidated financial statements. Our report to the shareholders dated March 5, 1999, is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.


/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Calgary, Canada

March 5, 1999

                          GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)



ASSETS                                                                                 As of December 31,
                                                                                   1998                  1997
                                                                                   ----                  ----

CURRENT ASSETS
     Cash and short-term investments                                             $  7,350              $ 17,399
     Accounts receivable                                                              511                 2,238
     Inventories                                                                      181                   356
     Other assets                                                                     174                   159
                                                                                 --------              --------
          Total Current Assets                                                      8,216                20,152

RESTRICTED CASH                                                                         -                   250
DEFERRED EXPLORATION                                                               58,203                65,160
INVESTMENT IN OMAI GOLD MINES LIMITED                                               1,337                 2,126
FIXED ASSETS                                                                          685                 1,280
OTHER ASSETS                                                                          156                   154
                                                                                 --------              --------
          Total Assets                                                           $ 68,597              $ 89,122
                                                                                 ========              ========

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                    $    921              $  2,825
     Accrued wages and payroll taxes                                                  779                   900
                                                                                 --------              --------
          Total Current Liabilities                                                 1,700                 3,725

LONG-TERM DEBT (Note 10)                                                            2,948                     -
OTHER LIABILITIES                                                                      56                   115
                                                                                 --------              --------
          Total Liabilities                                                         4,704                 3,840
                                                                                 --------              --------

MINORITY INTEREST                                                                   5,422                 5,725
                                                                                 --------              --------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 18)                                         -                     -
SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                                     159,163               158,001
     (Common shares, without par value,
     unlimited shares authorized.
     Shares issued and outstanding:
     1998 - 30,292,249; and 1997 - 29,797,432)

     Stock option loans                                                            (4,012)               (4,012)

DEFICIT                                                                           (96,680)              (74,432)
                                                                                 --------              --------
     Total Shareholders' Equity                                                    58,471                79,557
                                                                                 --------              --------
          Total Liabilities and
             Shareholders' Equity                                                $ 68,597              $ 89,122
                                                                                 ========              ========


  The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board:

By:   /s/ Pierre Gousseland               By:   /s/ Richard A. Stark
     --------------------------                 ---------------------------
           Director                                    Director

                          GOLDEN STAR RESOURCES LTD.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)

                                                                            For the Years Ended December 31,
                                                                        1998                 1997              1996
                                                                        ----                 ----              ----
REVENUE
     Precious metals sales                                             $       -           $     443         $   1,723
     Interest and other                                                      635               1,255             1,078
                                                                       ---------           ---------          --------
                                                                             635               1,698             2,801
                                                                       ---------           ---------          --------
COSTS AND EXPENSES
     Cost of goods sold                                                        -                 987             4,097
     Depreciation and depletion                                              230                 772             1,246
     Exploration expense                                                     443                 779               408
     General and administrative                                            7,712               8,936             9,114
     Write-offs & abandonment of mineral properties                       16,600              22,437            10,365
     Gain on disposal of assets                                                -                (302)              (33)
     Interest expense                                                         36                  22               189
     Foreign exchange loss (gain)                                             26                  92                (2)
     Loss on suspension of mining activities                                   -                   -             2,085
     Loss on impairment of inventories and fixed assets                        -               1,522                 -
     Recovery of abandonment loss                                              -                   -              (936)
                                                                       ---------           ---------          --------
                                                                          25,047              35,245            26,533
                                                                       ---------           ---------          --------

LOSS BEFORE THE UNDERNOTED                                               (24,412)            (33,547)          (23,732)

Gain on subsidiaries issuance of common shares                                 -                   -             7,719
Omai preferred share redemption surplus                                      950               1,388               626
                                                                       ---------           ---------          --------
Loss before minority interest                                            (23,462)            (32,159)          (15,387)
Minority interest                                                          1,214               5,575             7,607
                                                                       ---------           ---------          --------

NET LOSS                                                               $ (22,248)          $ (26,584)         $ (7,780)
                                                                       =========           =========          ========

BASIC AND DILUTED NET LOSS PER SHARE                                   $   (0.74)          $   (0.92)         $  (0.31)
                                                                       =========           =========          ========
WEIGHTED AVERAGE SHARES OUTSTANDING (in millions of shares)                 30.2                28.8              25.2
                                                                       =========           =========          ========


  The accompanying notes are an integral part of these consolidated financial statements.

                          GOLDEN STAR RESOURCES LTD.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
      (Stated in thousands of United States Dollars except share amounts)



                                             Common Stock              Share                Stock
                                           Number of Shares           Capital            Option Loans          Deficit
                                           ----------------           -------            ------------          -------
Balance at December 31, 1995                     22,769,872          $106,344                 $(1,170)       $ (36,786)

Shares Issued                                     1,780,712            13,574                       -                -
Shares Issued Under Options                       1,059,469             6,744                       -                -
Shares Issued Under Warrants                        331,050             3,983                       -                -
Issue Costs                                               -              (691)                      -                -
Stock Option Loans                                        -                 -                  (2,902)               -
Stock Option Loan Repayments                              -                 -                      60                -
Other                                                     -                 -                       -           (3,282)
Net Loss                                                  -                 -                       -           (7,780)
                                                 ----------          --------                 -------        ---------

Balance at December 31, 1996                     25,941,103          $129,954                 $(4,012)       $ (47,848)

Shares Issued                                     3,085,296            22,840                       -                -
Shares Issued Under Options                          97,833               235                       -                -
Shares Issued Under Warrants                        673,200             5,429                       -                -
Issue Costs                                               -              (457)                      -                -
Net Loss                                                  -                 -                       -          (26,584)
                                                 ----------          --------                 -------        ---------

Balance at December 31, 1997                     29,797,432          $158,001                 $(4,012)       $ (74,432)

Shares Issued                                       421,357               987                       -                -
Shares Issued Under Options                          73,460               175                       -                -
Net Loss                                                  -                 -                       -        $ (22,248)
                                                 ----------          --------                 -------        ---------

Balance at December 31, 1998                     30,292,249          $159,163                 $(4,012)       $( 96,680)
                                                 ==========          ========                 =======        =========























     The accompanying notes are an integral part of these consolidated financial statements.

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Stated in thousands of United States Dollars)

    -----------------------------------------------------------------------

                                                                         For the Years Ended December 31,
Operating Activities:                                                      1998         1997        1996
                                                                        -----------  -----------  ---------

Net Loss                                                                  $(22,248)    $(26,584)  $ (7,780)

Reconciliation of net loss to net cash used in operating activities:
Depreciation and depletion                                                     230          772      1,246
Premium on Omai preferred share redemption                                    (950)      (1,388)      (626)
Gain on disposal of assets                                                       -         (302)       (33)
Write offs and abandonment of mineral properties                            16,600       22,437     10,365
Recovery of abandonment loss                                                     -            -       (936)
Gain on issuance of common shares by subsidiary                                  -            -     (7,719)
Write-down of equipment                                                          -        1,522        450
Minority interest                                                           (1,214)      (5,575)    (7,607)
Changes in non-cash operating working capital                                 (137)         516      1,990
                                                                          --------     --------   --------
  Net Cash Used in Operating Activities                                     (7,719)      (8,602)   (10,650)
                                                                          --------     --------   --------

Investing Activities:
Expenditures on mineral properties, net of joint venture recoveries         (9,643)     (22,877)   (24,279)
Depreciation capitalized as deferred exploration                               367          342          -
Proceeds from sale of property interest                                          -            -        640
Equipment purchases                                                            (50)        (353)    (1,735)
Omai Preferred Share Redemption                                              1,738        2,541      1,145
Proceeds from sale of equipment                                                 47          486          -
Other assets and investment                                                     (7)         266        787
                                                                          --------     --------   --------
  Net Cash Used in Investing Activities                                     (7,548)     (19,595)   (23,442)
                                                                          --------     --------   --------

Financing Activities:
Restricted cash                                                                250        1,765        450
Change in other liabilities                                                    (52)          22         (6)
Proceeds from issuance of subsidiary stock                                       -            -     19,987
Offering costs of subsidiary stock issues                                        -          (25)    (1,461)
Increase in minority interest                                                  910          124        518
Issuance of long-term debt                                                   3,169            -          -
Repayment of long-term debt                                                   (220)           -          -
Issuance of share capital and warrants, net of issue costs                   1,161       28,047     23,610
Stock option loan additions                                                      -            -     (2,841)
                                                                          --------     --------   --------
  Net Cash Provided by Financing Activities                                  5,218       29,933     40,257
                                                                          --------     --------   --------

Increase (Decrease) in cash and short-term investments                     (10,049)       1,736      6,165
Cash and short-term investments, beginning of period                        17,399       15,663      9,498
                                                                          --------     --------   --------
Cash and short-term investments, end of period                            $  7,350     $ 17,399   $ 15,663
                                                                          ========     ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

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

Efforts in South America are focused on property interests in Guyana, Suriname, French Guiana (through its 71% owned subsidiary Guyanor Ressources S.A.), and Brazil (through its wholly owned Southern Star Resources Ltd.). The Company is also actively pursuing new projects in these countries in addition to other South American countries.

Efforts in Africa are focused on property interests in Kenya and Ivory Coast and are conducted through the Company's wholly owned subsidiary, Pan African Resources Corporation.

All of the Company's projects are conducted through agreements with third parties and national governments and/or pursuant to permits and licenses granted by appropriate authorities. When deemed appropriate, certain projects are pursued on a joint venture basis to share the associated risk and to assist in project funding.

3.     Liquidity and Going Concern
----------------------------------

The Company must rely primarily on the capital markets to fund its operations and exploration activities until it can achieve sustained positive cash flow from mining operations. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital to fund its exploration and development efforts. The current market for gold shares is weak and equity capital is difficult to obtain. The Company anticipates that additional capital will be required in 1999 in order to fund operations and exploration activities. The Company is exploring various transactions which would enable it to have sufficient capital to continue its operations. Various transactions being considered include mergers with other companies, acquisitions, and the issuance of new equity. Other sources for such capital may include, among other things, the establishment of joint ventures and sale of property interests.

If the current depressed market for gold prices and gold shares continues into 1999, it may be necessary for the Company to modify its 1999 budget to achieve further reductions in activity and general and administrative expenses. Capital is allocated to those projects which in the opinion of management, offer the greatest potential to generate additional reserves and mineralized material. A significant portion of the exploration and development expenditures for the Company and its subsidiaries represent discretionary spending and can be adjusted to reflect, among other things, results of exploration and development activities and the Company's capital resources. In 1999, the

Company is required to make property rental payments and minimum exploration expenditures totaling $0.6 million in order to maintain its current property interests per existing mineral agreements. The Company is negotiating the reduction or deferral of these payments where possible.

Whether and to what extent alternative financing options are completed by the Company or its subsidiaries will depend on a number of factors including, among others, the successful acquisition of additional properties or projects, the price of gold and management's assessment of the capital markets. The low gold price adversely affects our ability to obtain financing and therefore our abilities to develop our current portfolio of properties. We cannot assure you that additional funding will be available in 1999. This situation affects our flexibility to invest funds in exploration and development. We may, in the future, be unable to continue our exploration and development programs and fulfill our obligations under our agreements with our partners or under or permits and licenses. Although we have been successful in the past in obtaining financing though partnership arrangements and sale of equity securities, we cannot assure you that we will be able to obtain adequate financing on acceptable terms. If we are unable to obtain such additional financing, we may need to delay or indefinitely postpone further exploration and development of our properties. As a result we may lose our interest in some of our properties and may be obliged to sell some of our properties.

As at December 31, 1998, the Company held consolidated cash and short-term investments of $7.4 million. Management anticipates consolidated total expenditures of $7.9 million for 1999, with consolidated net expenditures after recoveries from joint venture partners and other working capital changes of approximately $7.2 million. The Company has committed, subject to the availability of adequate funding, to continue funding on a reasonable best efforts basis the operations of Guyanor, in the amount of $3.4 million which amount is included in the net spending of $7.2 million. Without a financing or other capital raising transaction such as a sale of assets, and based on the current budget, management expects the Company will have a consolidated cash of position of $0.3 million as of December 31, 1999 absent any additional financings or transactions in 1999. This would materially and adversely affect our operations and our ability to continue as a going concern.

The Company's planned spending during 1999 is anticipated to be directed primarily toward pre-feasibility work at the Yaou and Dorlin projects, exploration work at Paul Isnard and St-Elie in French Guiana, and Abacaxis in Brazil, continued engineering work at Gross Rosebel in Suriname. No field work is planned for Gross Rosebel; however expenditures have been budgeted for additional work on the feasibility study related to engineering and metallurgical work for to the investigation of heap leaching alternatives and ongoing holding costs of the project.

The Company does not expect to receive cash flow from OGML in 1999 through redemptions of Class I preferred shares as any redemptions will be utilized to reduce the debt owed to OGML. The amount of redemptions, if any, is dependent on the net cash flow of OGML. The Company received $1.7 million from redemptions of Class I preferred shares in 1998.

4.     Summary of Significant Accounting Policies
-------------------------------------------------

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). The following policies have been adopted by the Company.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiaries. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the 1997 and 1996 notes to the consolidated financial statements to conform to the 1998 presentation. The consolidated group includes the following as of December 31, (all entities are 100% owned by the Company, unless otherwise noted):

1998:                                                    1997:
-----                                                    -----

  Golden Star Holdings Ltd.                              Golden Star Holdings Ltd.
  Venezuela Investments Ltd.                             Venezuela Investments Ltd.
  Golden Star Management Ltd.                            Golden Star Management Ltd.
  Pan African Resources Corporation                      Pan African Resources Corporation
                                                         (63.9%)
  Southern Star Resources Ltd.                           Southern Star Resources Ltd.
  Guyanor Ressources S.A. (71%)                          Guyanor Ressources S.A. (69.3%)
     Societe de Travaux Publics                             Societe de Travaux Publics
     et de Mines Auriferes en                               et de Mines Auriferes en
     Guyane ("SOTRAPMAG") (99%)                             Guyane ("SOTRAPMAG") (99%)
     Societe des Mines de St-Elie ("SMSE") (100%)           Societe des Mines de St-Elie ("SMSE") (50%)
  Caystar Holdings Ltd.                                  Caystar Holdings Ltd.

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

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

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

Fair Value of Financial Instruments

The Company's financial instruments are comprised of short-term investments, accounts receivable, restricted cash, the investment in OGML, accounts payable, accrued liabilities, accrued wages, payroll taxes and long-term debt. The fair value of cash and short-term investments, accounts receivable, accounts payable, accrued liabilities and accrued wages and payroll taxes equals their carrying value due to the short-term nature of these items. The fair value of restricted cash is equal to the carrying value as the cash is invested in short-term high quality instruments. The fair value of the Company's investment in OGML cannot be determined with sufficient reliability, and information concerning the terms and conditions of this investment is contained in Note 10. The fair value of the Company's long-term debt is equal to the value of the OGML Preferred I Shares contained in Note 10.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

5.     Inventories
------------------

                                       December 31,             December 31,
                                          1998                     1997
                                        --------                 --------

   Gold Inventory                        $   -                     $  53
   Materials and Supplies                  181                       303
                                         -----                     -----
                                         $ 181                     $ 356
                                         =====                     =====

In December 1996, the Company initiated a program to discontinue alluvial mining operations conducted by SOTRAPMAG. An evaluation of the materials and supplies inventories held by SOTRAPMAG and used in the alluvial mining operations was conducted. As a result, inventories totaling $0.3 million were deemed obsolete and were charged to loss in 1996. (See Note 8.) In September 1997, the remaining materials and supplies inventories of $0.08 million held by SOTRAPMAG were charged to loss.

6.     Sale of Common Shares and Warrants by Subsidiaries
---------------------------------------------------------

Issuances of Common Shares and Warrants by Guyanor Ressources S.A.

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

On October 9, 1997, the Company and Guyanor announced that the Company had agreed to acquire an additional 1,000,000 Class B common shares of Guyanor at a price of FF11.57 or Cdn$2.71. The total consideration of FF11,570,000 or Cdn$2,710,000 for the shares will be satisfied by reducing the equivalent amount of funds advanced to Guyanor by the Company. The Class B common shares were issued on October 30, 1997, and the transaction resulted in an increase in the Company's interest in Guyanor from 68.5% to 69.3%.

On June 16, 1998, the Company and Guyanor announced that the Company had agreed to acquire an additional 2,380,000 Class B common shares of Guyanor at a price of FF9.53 or Cdn $2.34. The total consideration of FF22,681,400 or Cdn$5,579,624 for the shares will be satisfied by reducing the equivalent amount of funds advanced to Guyanor by the Company. The Class B Shares were issued on June 12, 1998, and the transaction resulted in an increase in the Company's interest in Guyanor from 69.3% to 71%.

Issuances of Common Shares and Warrants by Pan African Resources Corporation

On February 5, 1996, Pan African Resources Corporation, a Yukon company ("PARC Yukon"), and a subsidiary of the Company, completed a private placement of 13.2 million units at Cdn$1.00 per unit. Each unit consisted of one common share and one-half of one common share purchase warrant of PARC Yukon. Each whole warrant ("Series A Warrant") entitled the holder to purchase one common share of PARC Yukon at Cdn$1.25 until November 1, 1996. On February 6, 1996, PARC Yukon was amalgamated under the Yukon Business Corporation Act with Humlin Red Lake Mines Limited, an Ontario corporation ("Humlin"). The amalgamated company is referred to as PARC. As a result of the amalgamation, each share issued under the PARC Yukon private placement was deemed exchanged for 1.001 share of PARC and each series A Warrant was deemed exchanged for one PARC Series A Warrant. As a result of the private placement and the amalgamation, the Company's interest was reduced to approximately 60% of the 45.3 million outstanding shares of PARC. PARC, as a result of the amalgamation, became a publicly traded company in Canada on February 8, 1996, with its common shares quoted on the Canadian Dealing Network.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

The private placement generated net proceeds of approximately $9.0 million after payment of commissions and expenses. Because the price per common share issued exceeded the net book value per common share, a gain of approximately $2.0 million was recorded by the Company in the first quarter of 1996. During the year ended December 31, 1996, PARC received $1.0 million in proceeds from exercise of 1,063,500 of the Series A warrants. On October 31, 1996, PARC extended the exercise date of its $1.25 Series A Warrants issued from November 1, 1996, to January 31, 1997. On January 31, 1997, the remaining 5,536,500 unexercised warrants expired.

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

In May 1997, PARC entered into a demand revolving line of credit with Golden Star, whereby Golden Star would loan PARC up to $2.0 million. On June 27, 1997, the principal and interest on outstanding advances due from PARC totaling $2,018,591 were converted into 7,333,328 PARC Common Shares at a conversion price of Cdn$0.38 per share. As a result, Golden Star's interest in PARC increased to 63.9%.

7.     Purchase of PARC Minority Interest
-----------------------------------------

On April 21, 1998, the Company completed a Plan of Arrangement that resulted in the purchase of all of the outstanding shares held by minority shareholders of PARC. As a result, the Company issued 388,574 of its common shares with a market value of $0.9 million to the minority shareholders of PARC. As a result of this transaction, the Company allocated the amount of purchase price in excess of the value of the assets acquired of approximately $1.8 million to the Comoe and Ndori properties.

The following is the pro-forma income and loss for the Company for the twelve months ended December 31, 1998 and 1997, showing the results of operations had the transaction been completed on January 1, 1997:

                                                For the Year Ended                 For the Year Ended
                                                 December 31, 1998                  December 31, 1997
                                         ---------------------------------  ---------------------------------

Revenue                                              $        635                       $     1,698
Net Loss                                             $    (21,039)                      $   (29,877)
Net Loss per Share                                   $      (0.73)                      $     (1.04)

8.     Suspension of Alluvial Mining Operations at SOTRAPMAG
------------------------------------------------------------

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

The Company, through its ownership interest in Guyanor, incurred charges to 1996 earnings totaling $3.2 million, including $0.8 million resulting from the write-down of certain fixed assets and inventories, $1.1 million for the

----------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

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

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)


9.     Deferred Exploration
---------------------------
                                                 December 31, 1998         December 31, 1997
                                             ------------------------   -----------------------
GUYANA
     Eagle Mountain                                           $ 1,364                   $ 1,136
     Quartz Hill                                                1,347                     1,347
     Five Star Diamond                                              -                     2,360
     Five Stars Gold (Makapa)                                     819                     3,684
     BHP Gold Projects                                              -                       333
     Guyana Diamond Permits                                         -                       109
     Other                                                         57                        97
                                                              -------                   -------
                                                                3,587                     9,066
                                                              -------                   -------

SURINAME
     Benzdorp / Lawa                                            3,352                     3,344
     Gross Rosebel                                             14,543                    13,892
     Headley's Right of Exploration                               313                       311
     Thunder Mountain                                             456                       453
     Saramacca                                                  1,973                     1,862
     Sara Kreek                                                   588                       581
     Tempati Reconnaissance                                       347                       344
     Tapanahony Reconnaissance                                    234                       251
     Kleine Saramacca                                             107                       107
     Lawa / Antino                                              2,109                     2,096
     Ulemari Reconnaissance                                       237                       291
     Other                                                        283                       (17)
                                                              -------                   -------
                                                               24,542                    23,515
                                                              -------                   -------

FRENCH GUIANA (Guyanor Ressources S.A.)
     Dorlin                                                     2,363                     1,330
     St-Elie                                                    2,377                     1,973
     Dieu-Merci                                                     -                       382
     Yaou                                                       7,486                     7,130
     Paul-Isnard / Eau Blanche                                  4,650                     3,629
     Paul Isnard Alluvials                                      1,987                     1,987
     Dachine                                                    1,481                     1,234
     Other                                                          -                        81
                                                              -------                   -------
                                                               20,344                    17,746
                                                              -------                   -------

AFRICA (Pan African Resources Corporation)
     Ivory Coast / Comoe                                        4,304                     2,092
     Kenya / Ndori                                              2,565                     1,677
     Other                                                          -                         8
                                                              -------                   -------
                                                                6,869                     3,777
                                                              -------                   -------

LATIN AMERICAN (Southern Star Resources Ltd.)
     Brazil / Andorinhas                                            -                     8,490
     Brazil / Abacaxis                                          2,498                     2,096
     Brazil / Other                                               275                       189
     Bolivia / Other                                                -                       173
                                                              -------                   -------
                                                                2,773                    10,948
                                                              -------                   -------

OTHER                                                              88                       108
                                                              -------                   -------
TOTAL DEFERRED EXPLORATION COSTS                              $58,203                   $65,160
                                                              =======                   =======

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

Deferred Exploration by Country / Geographic Region

                                                                  French               Latin
                                   Total     Guyana   Suriname    Guiana    Africa     America    Other
                               --------------------------------------------------------------------------------

December 31, 1995                $ 51,447   $ 9,972    $11,456   $ 16,107   $13,107    $   792     $ 13

Deferred Exploration
 Expenditures                      33,481     3,482     11,232      8,878     5,121      4,768        -

Additions & Acquisitions            4,279       812        770        403       768      1,526        -
Write-offs & Property
 Abandonments                     (10,365)       (9)         -     (1,126)   (9,230)         -        -

Joint Venture Recoveries          (13,468)     (130)    (6,405)    (6,933)        -          -        -
Proceeds From Sale of
 Property Interest                   (640)        -          -          -      (640)         -        -

Reclass to Other Properties           (13)        -          -          -         -          -      (13)
                               --------------------------------------------------------------------------------

December 31, 1996                  64,721    14,127     17,053   $ 17,329     9,126      7,086        -

Deferred Exploration
 Expenditures                      35,688     3,748     11,483     11,549     3,064      5,749       95

Additions & Acquisitions            2,076      (112)       323        386        46      1,435       (2)
Write-offs & Property
 Abandonments                     (22,437)   (8,578)      (668)    (1,425)   (8,459)    (3,322)      15

Joint Venture Recoveries          (14,888)     (119)    (4,676)   (10,093)        -          -        -
                               --------------------------------------------------------------------------------

December 31, 1997                  65,160     9,066     23,515     17,746     3,777     10,948      108

Deferred Exploration
  Expenditures                     11,632       968      2,011      4,705     3,100        868      (20)
Additions & Acquisitions              250         -          -          -         -        250        -
Write-offs & Property
  Abandonments                    (16,600)   (6,382)         -       (917)       (8)    (9,293)       -
Joint Venture Recoveries           (2,239)      (65)      (984)    (1,190)        -          -        -
                               --------------------------------------------------------------------------------

December 31, 1998                $ 58,203   $ 3,587    $24,542   $ 20,344   $ 6,869    $ 2,773     $ 88
                               ================================================================================

The recoverability of amounts shown for deferred exploration is dependent upon sale or the discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the development, and upon future profitable production or proceeds from the disposition thereof. The amounts deferred represent costs to be charged to operations in the future and do not necessarily reflect the present or future values of the properties.

In 1999, the Company is required to make property rental payments and minimum exploration expenditures totaling $0.6 million in order to maintain its current property interests per existing mineral agreements. The Company is attempting to negotiate the reduction or deferral of these payments where possible.

The Company reported a net loss of $22.2 million in 1998 as compared to a net loss of $26.6 million in 1997. During 1998, the Company recorded property abandonment charges of $16.6 million, including $2.7 million and $3.7 million, respectively, from the relinquishment of certain diamond and gold properties in Guyana, $0.9 million for the Dieu Merci property in French Guiana, $8.8 million for the Andorinhas project and $0.3 million for other property areas in Brazil, and $0.2 million related to various property interests in Bolivia. The abandonment of these projects was the result of several factors including exploration results and the assessment and prioritization of exploration projects by Management to ensure continued focus on the most promising projects in the Company's portfolio. Of the $16.6 million of property abandonments described above, $16.4 million were recorded in the

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

fourth quarter of 1998. The abandonments taken in the fourth quarter resulted from the company's review of annual exploration results, prioritization of projects, and results of negotiations with property owners.

On July 30, 1998, the Company announced that a preliminary agreement was reached on the material terms for the exploration and development of the Company's Eagle Mountain property. Under the terms of the agreement, Omai Gold Mines Limited ("OGML") in which Cambior Inc., the Company and the Government of Guyana hold 65%, 30% and 5% equity interests, respectively, could acquire a 100% interest in Eagle Mountain by (i) paying the Company $80,000; and (ii) advancing the Company $3.17 million, as a non-interest bearing loan to be repaid through the normal redemption of Class I Preference shares owed to the Company. After closing, OGML will fund 100% of exploration and feasibility costs associated with future programs at Eagle Mountain through completion of a final feasibility study. Additionally, if exploration is successful in defining a reserve resulting in a positive feasibility study and mine development, OGML will pay a 1.5% net smelter royalty to the Company upon achievement of commercial production. OGML will also pay to the Company an amount equal to $1.0 million at the end of each year of commercial production for a period of five years. The closing of the acquisition was subject to the fulfillment of certain conditions, including the approval by the Government of Guyana of the transfer of the Eagle Mountain title to OGML. All conditions were fulfilled and the agreement was executed, effective December 23, 1998.

On July 24, 1998, the Company announced that an agreement with North Exploration (Overseas) Pty Limited ("North") for the exploration and development of the Company's Tanda property, located in central eastern Cote d'Ivoire. Under the terms of the agreement, North may earn a 60% participating interest in the Tanda property by spending a minimum of $400,000 on exploration during the first 12 months of the joint venture and a minimum of $3.0 million over a total of 36 months. North also has the option of earning an additional 10% interest, for a total of 70%, by fully funding feasibility work and providing or arranging, on a best efforts basis, project financing for any eventual development. North is acting as manager and operator of the joint venture.

On May 27, 1998, Golden Star and Guyanor announced the resolution of the budget deadlock with ASARCO Incorporated ("Asarco") regarding the spending levels and work programs at the Paul Isnard/Eau Blanche and St-Elie/Dieu-Merci gold projects. Under the termination and settlement agreement reached between Guyanor and Asarco and subject to certain conditions, Asarco was required to pay Guyanor amounts totaling approximately $1.0 million. Upon settlement, Asarco relinquished all rights and obligations under the joint venture agreements. Accordingly, Guyanor now holds a 100% interest in the St-Elie project, and , approximately 89% of the Paul Isnard/Eau Blanche project, with LaSource holding the remaining 11% interest in Paul Isnard/Eau Blanche. During July 1998, Guyanor obtained the consent of LaSource and all amounts owing Guyanor by Asarco were fully paid.

In December 1996, PARC was granted an option by San Martin Mining and Investment Company Limited ("San Martin") relating to the Ndori property in Kenya. Under the terms of PARC's option to acquire 75% of the Ndori property, PARC has made payments to San Martin totaling $0.6 million and must make minimum annual expenditures of $0.6 million for each of two years. PARC was required to relinquish 50% of the original property area in 1998 and must relinquish a further 25% of the original area in 1999.

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

The Company also incurred a charge to earnings in the fourth quarter of 1996 of $4.0 million for write-down of capitalized costs for the Dul Mountain Project in Ethiopia. The majority of the property area did not meet the Company's standards and the Company has relinquished the Concession area, with minimal work on the area performed in 1997. The Company's share of this write-down was $2.3 million after minority interest.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

In the fourth quarter of 1996, the Company decided to discontinue alluvial mining operations at SOTRAPMAG and, as a result, wrote-off certain capitalized exploration costs related to the alluvial operations in 1996 totaling $1.1 million. (See Note 8.)

10.     Investment in Omai Gold Mines Limited
---------------------------------------------

During 1991, the Company acquired a 35% common share equity interest for a nominal amount in OGML, a Guyanese company established to build and operate the Omai Mine in Guyana. This common share equity interest was reduced to 30% on April 1, 1993 pursuant to the exercise of an option granted to Cambior.

In addition, the Company received approximately $11.0 million of Class I redeemable preferred shares of OGML in recognition of cumulative exploration costs amounting to $5.0 million incurred to date by the Company on the Omai project with the remainder incurred by a former joint venture partner. In accordance with the Omai Mineral Agreement, these preferred shares are required to be redeemed quarterly with a minimum redemption amount equal to 10% of the operating cash flow, as defined, of OGML. The Company received preferred share redemptions of $1.1 million, $2.5 million and $1.7 million in 1996, 1997 and 1998 respectively. These amounts are allocated to the Investment in OGML account and to Premium on Omai Preferred Share Redemption on the basis of the Company's share of costs incurred as a percentage of the total value of the Class I preferred shares.

On December 23, 1998, OGML advanced to the Company $3.17 million, as an unsecured non-interest bearing loan to be repaid on a dollar-for-dollar basis as and when Class I preferred shares of OGML held by GSR are redeemed by OGML from time to time. The loan is non-interest bearing until September 30, 2010. After this date the loan bears interest at the US Dollar prime rate per annum, compounded quarterly until repayment in full with interest on overdue interest at the same rate. Of the $1.7 million of Class I preferred shares redeemed in 1998 approximately $0.2 million was used to reduce the outstanding loan balance. As of December 31, 1998, the Company owed OGML approximately $2.9 million under this loan. The full balance was classified as long-term debt as of December 31, 1998.

Under the equity method of accounting, equity investors are required to record their share of the net loss of the investee to the extent that these losses do not exceed the investment in common share equity of the investee. Accordingly, the Company has not recorded its share of OGML's loss for the years ended December 31, 1996, 1997, and 1998. The Company will commence recognition of equity income when its share of accumulated income exceeds the amount of unrecognized equity losses.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)


Details regarding the Company's investment in the common and preferred share equity and its share of equity losses not recorded are as follows:

                                                         Common      Preferred
                                                         Shares       Shares
                                                        --------     ---------
        December 31, 1995                               $      -     $   3,798
        Less:
        Preferred Share Redemptions                            -        (1,145)
        Add:
        Premium on Preferred Share Redemptions                 -           626
                                                        --------     ---------
        December 31, 1996                               $      -     $   3,279
        Less:
        Preferred Share Redemptions                            -        (2,541)
        Add:
        Premium on Preferred Share Redemptions                 -         1,388
                                                        --------     ---------
        December 31, 1997                               $      -     $   2,126
        Less:
        Preferred Share Redemptions                            -        (1,738)
        Add:
        Premium on Preferred Share Redemptions                 -           950
                                                        --------     ---------
        December 31, 1998                               $      -     $   1,338
                                                        ========     =========


        The Company's Share of
        Accumulated Losses at:

                December 31, 1996                       $ (2,713)
                                                        ========
                December 31, 1997                       $ (1,507)
                                                        ========
                December 31, 1998                       $   (628)
                                                        ========


Summarized Financial Information of OGML:
                                                          As of December 31,
                                                          1998         1997
                                                        ========     ========


Current assets                                          $ 24,550     $ 25,175
Non-current assets                                       189,818      200,367
Current liabilities                                       12,815       11,671
Non-current liabilities                                  149,013      162,629
Redeemable preferred shares:
     Class I                                               3,107        5,305
     Class II                                                  -            -
     Class III                                            50,243       50,243


The Class III Redeemable Preferred Shares carry a 15% cumulative dividend. As of December 31, 1998 and 1997, approximately $57.4 million and $42.6 million of dividends were accrued and unpaid on these shares.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)


                              For the Years Ended December 31,
                      1998                  1997                  1996
                      ----                  ----                  ----
Revenues           $135,345              $145,087              $107,199
Expenses            131,849               139,309               104,463
                   --------              --------              --------
Net income         $  3,496              $  5,778              $  2,736
                   ========              ========              ========

At December 31, 1998 and 1997, the difference between the Company's carrying value of its investment in OGML and its equity share of net assets was as follows:

                                         As of December 31,
                                    1998                    1997
                                    ----                    ----
30% of OGML net assets            $15,761                 $15,373
Carrying value of investments       1,337                   2,126
                                  -------                 -------
Difference                        $14,424                 $13,247
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

As a consequence of the Omai tailings dam failure, OGML has been named as a defendant in a variety of civil proceedings in Guyana. Such proceedings are currently being settled, without admission of liability, or being contested in good faith, as applicable. Amounts claimed under currently instituted proceedings against OGML do not exceed $0.4 million in the aggregate and insurance coverage may be available to OGML in relation to a substantial portion of these claims.

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

11.     Fixed Assets
--------------------

                                                As of December 31,
                                         1998                        1997
                                         ----                        ----
Machinery & equipment                  $ 2,851                     $ 3,239
Accumulated depreciation                (2,166)                     (1,959)
                                       -------                     -------
                                       $   685                     $ 1,280
                                       =======                     =======

In December 1996, the Company initiated a program to discontinue alluvial mining operations conducted by SOTRAPMAG. An evaluation of the fixed assets held by SOTRAPMAG and used in the alluvial mining operations was conducted. As a result, fixed assets totaling $0.4 million were deemed obsolete and were charged
to loss for 1996.  (See Note 8)   During 1997, the Company sold certain
machinery and equipment from the mine site and recognized gains of $0.3 million. In September 1997, the decision was made that the remaining assets were not saleable and would be written off and charged to loss.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)


12.     Share Capital
---------------------

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

No shares were issued under either Registration Statement or the Canadian prospectuses as of December 31, 1998.

On May 5, 1997, the Company sold through a prospectus offering 3,025,000 common shares at $7.50 per share for total proceeds of $22.7 million. These shares were issued under the Company's shelf prospectus in the United States and Canada dated September 25, 1996 and October 15, 1996, respectively.

On April 21, 1998, the Company completed a Plan of Arrangement that resulted in the purchase of all of the outstanding shares held by minority shareholders of Pan African Resources Corporation ("PARC"). As a result, the Company issued 388,574 of its common shares with a market value of $0.9 million to the minority shareholders of PARC.

b)  Stock Option Plan

Stock Options

As a result of changes in U.S. securities laws, the Company adopted a new stock option plan, the 1997 Stock Option Plan (the "1997 Plan"). Under this plan, the Employees' and Directors' Plans were combined into one plan. The Company obtained shareholder approval for this plan on June 10, 1997. The Employees' and Directors' Plans were terminated as of June 10, 1997, and the outstanding options were assumed under the 1997 Plan. Options granted under the 1997 Plan are non-assignable and are exercisable for a period of ten years or such other date as stipulated in a stock option agreement between the Company and an optionee. The maximum number of shares issuable under the plan is 5,600,000. The number of common shares vested and exercisable under the plan at December 31, 1998, was 3,317,770. The number of common shares vested and exercisable under the plan as of December 31, 1997, was 3,352,681.

Stock Option Loans

As of December 31, 1998, and 1997, employees had exercised their rights under employee stock option loan agreements and purchased 1,029,012 and 1,029,012 common shares, respectively, against which there were outstanding loans of Cdn$5.3 million and Cdn$5.3 million, respectively. Of the 1998 and 1997 outstanding loan balances, approximately Cdn$5.3 million and Cdn$5.3 million, respectively, relate to loans to two employees, one a former officer and currently a director, and the other a former officer of the Company. These loans are non-interest bearing and must be repaid within five years from the date of exercise unless the loan term is extended by vote of the Board of Directors. The shares are held by a trustee and, in the event of non-payment, the sole recourse for repayment and recovery of the loans shall be as against pledged shares. In the event that the loans are not repaid and the shares are sold at a loss, only the net proceeds will be credited to share capital. The average exercise price

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

of the underlying shares regarding outstanding loans as at December 31, 1998, and 1997 was Cdn$5.26 for both periods. The loans outstanding at December 31, 1998, are due as follows:

        1999                         $4,012
        2000                              -
        2001                              -
        2002                              -
                                     ------
                                     $4,012
                                     ======


As a result of the resignation of David Fennell as President and Chief Executive Officer from the Company on October 27, 1998, outstanding stock option loans in the amount of Cdn$4.4 million were due and payable 30 days after his departure from the Company. The Company has been informed that there will be no repayment of these loans. Due to the non-recourse nature of these loans the Company is in the process of canceling the Cdn$4.4 million of share loans and the corresponding 667,792 outstanding common shares. This cancellation process is expected to be completed in the second quarter of 1999.

Schedule of Stock Option Activity

                                    Shares Under Option           Price (Cdn$)
                                    -------------------           ------------
        Shares Under Option at
        December 31, 1995                     2,991,550        $2.76 to $17.00
        Activity:
        Granted                                 992,250        $9.50 to $14.40
        Exercised                            (1,059,469)       $2.76 to $16.20
        Canceled                                (40,100)       $7.63 to $16.20
                                             ----------
        Shares Under Option at
        December 31, 1996                     2,884,231        $2.76 to $24.40
        Activity:
        Granted                               1,221,450        $3.40 to $18.50
        Exercised                               (97,833)       $2.76 to $9.25
        Canceled                                (50,500)       $7.63 to $16.20
                                             ----------
        Shares Under Option at
        December 31, 1997                     3,957,348        $3.40 to $24.40
        Activity:
        Granted                                 209,500         $1.55 to $6.65
        Exercised                               (73,460)                 $3.40
        Canceled                               (596,658)       $3.40 to $23.00
                                             ----------
        Shares Under Option at
        December 31, 1998                     3,496,730        $1.55 to $24.40
                                             ==========        ===============


c)  Stock Bonus Plan

In December 1992, the Company established an Employees' Stock Bonus Plan (the "Bonus Plan") for any full-time or part-time employee (whether or not a Director) of the Company or any of its subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors of the Company may grant bonus common shares on terms that it may determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The maximum number of common shares issuable under the Bonus Plan is 320,000.

On January 1, 1996, a total of 30,712 common shares were declared for certain employees under the Bonus Plan as compensation for 1995. A total of 60,296 common shares were issued in December 1997 pursuant to the December 9, 1997 bonuses. During 1998, a total of 32,783 common shares were issued to certain employees

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

pursuant to the Bonus Plan. The Company recognized compensation expenses related to bonuses under the Bonus Plan during both 1998 and 1997 of $0.1 million. In connection with the bonus common shares allocated in 1998 and 1997, with one exception paid by the Company as authorized by the Compensation committee, each of the employees is responsible to pay any applicable income taxes which may be assessed as a result of the issuance of such bonus common shares.

d)  Warrants

On February 2, 1994, the Company closed a private placement of 2.5 million Special Warrants at a price of Cdn$21.00 per Special Warrant for gross proceeds of Cdn$52.5 million. Each Special Warrant entitled the holder thereof to receive one common share and one half of one common share purchase warrant at no additional cost. One whole common share purchase warrant was exercisable at a price of Cdn$25.00 up to July 31, 1995. As a result of the Plan of Arrangement between the Company and its shareholders effected on March 14, 1995, warrant holders were entitled to receive, upon the exercise of two warrants and a payment of Cdn$25.00, one common share of the Company and one-fifth of one Class B common share of Guyanor. On July 24, 1995 the Company announced that it had obtained all necessary approvals for a one-year extension of the expiration date of the Company's common share purchase warrants to July 31, 1996. During 1996, 129,250 of the Company's common share purchase warrants were exercised for proceeds of $2.4 million. On July 31, 1996, the remaining 1,120,750 of these warrants expired unexercised.

On March 6, 1996, the Company completed a public offering in Canada of 1.75 million units at a price of Cdn$10.50 per unit for total proceeds of $12.9 million (Cdn$18.375 million). Each unit consisted of one common share and one-half of a common share purchase warrant. Each whole warrant was exercisable into one common share of the company for a period of 12 months at a price of Cdn$11.00. During 1996, 201,800 of the Company's Cdn$11.00 warrants were exercised for proceeds of $1.6 million. All of the remaining Cdn$11.00 warrants were exercised in 1997 for proceeds of $5.4 million.

(e)  Shareholder Rights Plan

In April 1996, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan is designed to expire in June 1999. Under the Rights Plan, the Company issued one right (a "Right") for each common share of the Company outstanding on April 24, 1996. The Company will also issue one Right for each common share issued in the future. The Rights were issued pursuant to the Rights Agreement dated April 24, 1996, between the Company and The R-M Trust Company (now CIBC Mellon Trust Company) as rights agent. Each Right will entitle the holder to purchase from the Company one common share at $200, subject to adjustments and the provisions of the Rights Plan. The Board may, at any time, redeem the rights until their expiration and may amend the rights under certain limited circumstances until they become exercisable.

f)   Other

Under the terms of an agreement dated September 10, 1987, South American acquired all of the outstanding interest in the GuyGold Syndicate ("Syndicate") for consideration of Cdn$1,750,000. The assets of the Syndicate consisted of interest in mineral properties, each of which consisted of a 20 square mile block, pursuant to an agreement negotiated with the Government of Guyana. As at December 31, 1996, all of the mineral properties were abandoned except for the Quartz Hill property. A further 76,923 common shares will be issued if and when Quartz Hill is brought into production. All members of the Syndicate were directors or former directors of the Company and three were former officers. The Company's potential obligations under this agreement may be affected by the terms of the new agreement with OGML. (See Note 17)

13.     Income Taxes
--------------------

Losses carried forward for income tax purposes in Canada, approximating Cdn$35.0 million are available for the reduction of future years' taxable incomes. These losses expire as follows (in thousands):

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)


                           CDN$
                         -------

     1999                $ 2,266
     2000                  1,664
     2001                  1,702
     2002                  5,524
     2003                  6,525
     2004                  7,531
     2005                  9,752
                         -------
     Total               $34,964
                         =======

No recognition has been given in these financial statements to any potential tax savings that may arise from the application of these losses. The Company's effective tax rate is nil.

14.     Operations by Geographic Area
-------------------------------------

Information on the Company's continuing operations by geographic area for the years ended December 31, 1998, 1997 and 1996 is shown below. During the periods presented, the Company had one customer who accounted for 100% of sales. However, because the Company is principally selling a commodity, concentration of credit risk is not considered significant.

                           Operating              Net             Identifiable
                            Revenues             (Loss)              Assets
                           ---------             ------           ------------
1998
     South America         $       8           $(18,448)               $52,711
     Africa                        -                 (6)                 6,865
     Corporate                   627             (3,794)                 9,021
                           ---------             ------           ------------
Total                      $     635           $(22,248)               $68,597
==============================================================================

1997
     South America         $     539           $(16,833)               $64,702
     Africa                       71             (6,237)                 3,936
     Corporate                 1,088             (3,514)                20,484
                           ---------             ------           ------------
Total                      $   1,698           $(26,584)               $89,122
==============================================================================
1996
     South America         $   1,811           $ (5,760)               $65,283
     Africa                      224             (5,706)                12,893
     Corporate                   766              3,686                 18,107
                           ---------             ------           ------------
Total                      $   2,801           $ (7,780)               $96,283
==============================================================================

15.    Generally Accepted Accounting Principles in Canada and the United States
-------------------------------------------------------------------------------

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

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

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

(d) U.S. GAAP requires that compensation expense be recorded for the excess of the quoted market price over the option price granted to employees and directors under stock option plans, since the Company has adopted the disclosure provisions of APB 25 "Accounting for Stock Issued to Employees". Under Canadian GAAP, no compensation expense is recorded for such awards.

(e) Canadian GAAP allows classification of investments which are capable of reasonably prompt liquidation as current assets. As such, all of the Company's investments are included under the caption "short-term investments" on the balance sheet under current assets. U.S. GAAP requires classification as current or long-term assets based upon the anticipated maturity date of such instruments. Under U.S. GAAP, cash (and cash equivalents) includes bank deposits, money market instruments, and commercial paper with original maturities of three months or less.
     Canadian GAAP permits the inclusion of temporary investments with maturities greater than 90 days in cash.

(f) The gains on subsidiaries issuance of common shares recorded under Canadian GAAP in respect of the Guyanor public offering and the PARC private placement as discussed in Note 6 are not appropriate under U.S. GAAP.

(g) The Company eliminated its accumulated deficit through the amalgamation (defined as a reorganization under U.S. GAAP) effective May 15, 1992. Under U.S. GAAP the cumulative deficit was greater than the deficit under Canadian GAAP due to the write-off of certain deferred exploration costs described in (a) above.

(h) Under U.S. GAAP, available-for-sale securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of shareholders' equity. Fair value is determined by quoted market prices. The Company has no available-for-sale securities as of December 31, 1998.

(i) Under U.S. GAAP, accrued severance and social charges of $1.1 million resulting from suspension of alluvial mining operations at SOTRAPMAG would not have been recorded as the requirements for accrual under U.S. GAAP were not satisfied as of December 31, 1996. These charges were recorded in 1997 as all requirements had been met.

(j) Under U.S. GAAP, items such as foreign exchange gain and losses are required to be shown separately in derivation of Comprehensive Income.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)


Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                       For the Years Ended December 31,
                                                               1998                    1997                  1996
                                                      -----------------------  --------------------  --------------------
Net loss under Canadian GAAP                                        $(22,248)             $(26,584)             $ (7,780)
Net effect of the deferred exploration expenditures
 on loss for the period (a)                                            4,901                 1,189               (10,231)

Effect of recording compensation expense under
 stock option plans (d)                                                    -                   (83)                  (85)

Foreign exchange loss                                                     26                    92                    (2)
Reversal of the gain on subsidiary's issuance of
 common stock (f)                                                          -                     -                (7,719)

Reversal of the loss for severance accruals (i)                            -                (1,115)                1,115
Effect of Omai Preferred Share Redemption (c)                            788                 1,152                   520
                                                                    --------              --------              --------
Loss under U.S. GAAP before minority interest                        (16,533)              (25,349)              (24,182)
Minority interest as adjusted                                          1,138                (1,489)               (1,097)
                                                                    --------              --------              --------
Net Loss under U.S. GAAP                                            $(15,395)             $(26,838)             $(25,279)
Other comprehensive income foreign exchange loss (j)                     (26)                  (92)                    2
                                                                    --------              --------              --------
Comprehensive income (j)                                             (15,421)              (26,930)              (25,277)
                                                                    ========              ========              ========
Basic and diluted net loss per share under U.S. GAAP                  $(0.51)               $(0.94)               $(1.00)
                                                                    ========              ========              ========

(For items (a) to (j), see page 79.)

Under U.S. GAAP the Omai preferred share redemption would be included with costs and expenses before the caption "Loss Before the Undernoted" on the consolidated statements of loss and deficit. Weighted average common shares outstanding are substantially the same under U.S. GAAP as under Canadian GAAP for the periods presented.

-------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)


The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

Balance Sheet

                                     December 31, 1998           December 31, 1997
                                 --------------------------  --------------------------
                                 Canadian GAAP   U.S. GAAP   Canadian GAAP   U.S. GAAP
                                 --------------  ----------  --------------  ----------
Cash (e)                              $  7,350   $   3,145        $ 12,458   $  12,458
Short term investments (e)                   -       1,590           4,941       1,999
Marketable securities (h)                    -           -               -           -
Other current assets                       866         866           2,753       2,753
Restricted cash                              -           -             250         250
Deferred exploration (a)                58,203      18,183          65,160      20,239
Investment in OGML (c)                   1,337           -           2,126           -
Long-term investments (e)                    -       2,615               -       2,942
Other assets                               841         841           1,434       1,435
                                      --------   ---------        --------   ---------

Total Assets                          $ 68,597   $  27,240        $ 89,122   $  42,076
                                      ========   =========        ========   =========

Liabilities (i)                       $  4,704   $   4,704        $  3,840   $   3,840
Minority interest (a)                    5,422       5,637           5,725       7,076
Share capital, net of stock
 option loans (g)                      155,151     152,360         153,989     151,200

Cumulative translation
 adjustments (b)                             -       1,595               -       1,595

Accumulated comprehensive
 income                                      -        (593)              -        (567)

Deficit (a) (c) (d) (f) (i)            (96,680)   (136,463)        (74,432)   (121,068)
                                      --------   ---------        --------   ---------

Total Liabilities and
 Shareholders' Equity                 $ 68,597   $  27,240        $ 89,122   $  42,076
                                      ========   =========        ========   =========

(For items (a) to (i), see page 79.)

Under U.S. GAAP, receivables would be separately disclosed as follows:

                                                            1998            1997
                                                        ------------  -----------------
Receivables from employees                                     $  55             $  396
Receivables from joint venture partners                           96                805
Interest receivable                                               72                 85
Other                                                            288                952
Allowance for doubtful accounts                                    -                  -
                                                               -----             ------
     Total Receivables                                         $ 511             $2,238
                                                               =====             ======

Of the December 31, 1998 and 1997 accounts receivable balance, $0.05 million and $0.1 million respectively, relates to loans to two officers of the Company.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)


Statement of Changes in Shareholders' Equity Under U.S. GAAP


                                                                                      (i)
                                   Common                             (b)         Accumulated
                                   Stock                 Stock     Cumulative     Unrealized                 Accumulated
                                  Number of    Share     Option   Translation      Gains on                 Comprehensive
                                   Shares     Capital    Loans     Adjustment     Investments    Deficit       Income
                                  ---------   -------    ------   -----------     -----------    -------    -------------
Balance at December 31, 1995      22,769,872  $ 95,666   $(1,170)     $ 1,595           $ 127    $(65,668)        $  (477)

Shares Issued                      1,780,712    13,574         -            -               -           -               -
Shares Issued Under Options        1,059,469     6,744         -            -               -           -               -
Shares Issued Under Warrants         331,050     3,983         -            -               -           -               -
Issue Costs                                -      (691)        -            -               -           -               -
Stock Option Loans                         -         -    (2,902)           -               -           -               -
Stock Option Loan Repayments               -         -        60            -               -           -               -
Reclass of Gain of Subsidiary Stock (f)    -     7,719         -            -               -           -               -
Stock Based Compensation Expense (d)       -        85         -            -               -           -               -
Accumulated Unrealized Gains on
 Investments (i)                           -         -         -            -            (127)          -               -
Other                                      -         -         -            -               -      (3,282)              -
Comprehensive Income (j)                   -         -         -            -               -           -               2
Net Loss (a) (c) (d) (f) (I)               -         -         -            -               -     (25,279)              -
                                  ----------  --------   -------    ---------    ------------   ---------        --------
Balance at December 31, 1996      25,941,103   127,080    (4,012)       1,595               -     (94,229)           (475)

Shares Issued                      3,085,296    22,840         -            -               -           -               -
Shares Issued Under Options           97,833       235         -            -               -           -               -
Shares Issued Under Warrants         673,200     5,429         -            -               -           -               -
Issue Costs                                -      (457)        -            -               -           -               -
Stock Based Compensation Expense (d)       -        83         -            -               -           -               -
Comprehensive Income (j)                   -         -         -            -               -           -             (92)
Net Loss (a) (c) (d) (f) (i)               -         -         -            -               -     (26,838)              -
                                  ----------  --------   -------    ---------    ------------   ---------        --------
Balance at December 31, 1997      29,797,432   155,210    (4,012)       1,595               -    (121,068)           (567)

Shares Issued                        421,357       987         -            -               -           -               -
Shares Issued under Options           73,460       175         -            -               -           -               -
Comprehensive Income (j)                   -         -         -            -               -           -             (26)
Net Loss (a)(c)(d)(f)( i )                 -         -         -            -               -     (15,395)              -
                                  ----------  --------   -------    ---------    ------------   ---------        --------
Balance at December 31, 1998      30,292,249  $156,372   $(4,012)     $(1,595)          $   -   $(136,463)          $(593)
                                  ==========  ========   =======    =========    ------------   =========        ========


Statements of Cash Flows Under U.S. GAAP

Net Cash Provided By (Used In):         Operating Activities          Investing Activities         Financing Activities
                                    ----------------------------  ----------------------------  --------------------------
                                      Canadian         U.S.         Canadian         U.S.         Canadian       U.S.
For the Years Ended,                    GAAP           GAAP           GAAP           GAAP           GAAP         GAAP
--------------------                    ----           ----           ----           ----           ----         ----
        December 31, 1998             $ (7,719)      $(14,792)      $ (7,548)       $ 2,743        $ 5,218       $ 2,327
        December 31, 1997             $ (8,602)      $(27,045)      $(19,595)       $(2,670)       $29,933       $30,009
        December 31, 1996             $(10,650)      $(30,024)      $(23,442)       $(3,963)       $40,257       $40,331

The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (f) and the following non-cash items:

     U.S. GAAP does not permit the presentation of non-cash items in investing or financing activities in the consolidated statements of cash flows, and consequently, deferred exploration costs and share capital and warrants would be reduced by $0.5 million, $0.0 million and $0.9 million for the years ended December 31, 1996, 1997 and 1998, respectively.

U.S. GAAP Tax Considerations

     U.S. GAAP changes the Company's method of accounting for income taxes from the deferred method, as recorded under Canadian GAAP, to an asset and liability approach. Under the asset and liability method,

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

     deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Use of the asset and liability method has no effect on the U.S. GAAP financial statements as the Company has concluded that a full valuation allowance must be applied to the deferred tax asset resulting from the Company's net operating loss carryforwards. (See Note 13) For the years ended December 31, 1998 and 1997, the Company has recorded no current tax expense under Canadian or U.S. GAAP due to the cumulative net losses incurred by the Company. Under U.S. GAAP, the Company would not record any deferred tax expense based on the same rationale.

     The Company operates in Africa, French Guiana, Guyana, Suriname and Brazil. In Africa and French Guiana, the Company is currently negotiating its tax position with the related governments and as such, the differences between the book bases and tax bases of the Company's assets and liabilities cannot be determined.

     Certain of the Company's operations are subject to Canadian taxes including the office headquarters, Guyana and Suriname which are all divisions of the Company.

Summarized below are the components of deferred taxes:

                                                                              As of December 31,
                                                            ------------------------------------------------------
                                                                       1998                        1997
                                                            --------------------------  --------------------------
     Temporary differences relating to net assets:
       Other current assets                                                  $     62                    $     81
       Property & equipment                                                       405                         396
       Deferred exploration                                                    21,076                      18,587
       Investment in OGML                                                       1,120                       1,781
       Offering costs                                                           1,103                       1,103
     Tax loss and credit carryforwards                                         10,201                       8,806
                                                                             --------                    --------
     Gross deferred tax asset                                                  33,967                      30,754
                                                                             --------                    --------
     Valuation allowance                                                      (33,967)                    (30,754)
                                                                             --------                    --------
     Net deferred tax assets                                                 $      -                    $      -
                                                                             ========                    ========

The valuation allowance increased by $3.2 million in 1998 due to the taxable losses and increase in temporary differences. Any income tax benefits resulting from utilization of net operating loss carry forwards existing at May 15, 1992, the date of the quasi-reorganization under U.S. GAAP, would be excluded from results of operations and credited directly to share capital, resulting in lower earnings than would be reported absent the quasi-reorganization (see (g) above).

Stock Based Compensation Plans

At December 31, 1998, the Company has two stock-based compensations plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans in its U.S. GAAP presentations. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in Statement of Financial Accounting Standards No. 123, the Company's consolidated net loss and loss per share under U.S. GAAP would have been increased to the pro forma amounts indicated below:

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

                                                                                   1998                   1997
                                                                           ---------------------  ---------------------
Net loss under U.S. GAAP                        As reported                            $(15,272)              $(26,930)
                                                Pro forma                              $(19,831)              $(32,660)
Net Loss per share under U.S. GAAP              As reported                            $  (0.51)              $  (0.94)
                                                Pro forma                              $  (0.66)              $  (1.13)

Under the 1997 Stock Option Plan ("GSR Plan"), the Company may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 5,600,000 shares of common stock. Under the GSR Plan, the options may take the form of non-qualified stock options, the exercise price of each option shall not be less than the market price of the Company's stock on the date of grant, and an option's maximum term is ten years or such other shorter term as stipulated in a stock option agreement between the Company and the optionee. Options under the GSR Plan are granted from time to time at the discretion of the Board of Directors. Options granted under the GSR Plan vest over periods ranging from immediately to four years from the date of grant and vesting periods are determined at the discretion of the Board of Directors.

Under the Guyanor Ressources S.A. Stock Option Plan (the "Guyanor Plan"), Guyanor may grant options to its employees for up to 4,367,889 shares of Class B common shares. The options may take the form of non-qualified stock options, the exercise price of each option shall not be less than (i) the equivalent of the Canadian Dollar amount equal to the closing price of the shares on the Toronto Stock Exchange on the trading day immediately prior to the day the option is granted and (ii) 80% of the average closing price on the Noveau Marche of the Bourse de Paris during the 20 consecutive trading days immediately preceding the date the option is granted. An option's term is ten years. Options under the Guyanor plan are granted from time to time at the discretion of Guyanor's Board of Directors and vest over periods ranging from immediately to three years.

The Pan African Resources Corporation Stock Option Plan (the "PARC Plan") was canceled upon the completion of the Plan of Arrangement discussed in Note 7.

The fair value of each option grant is estimated on the date of grant for all plans using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                                                     1998
                                        GSR Plan                 Guyanor Plan                 PARC Plan
                              --------------------------------------------------------------------------------
Expected volatility                      105.9%                      N/A                        N/A
Risk-free interest rate              4.37% to 5.70%                  N/A                        N/A
Expected lives                          5 years                      N/A                        N/A
Dividend yield                             0%                        N/A                        N/A

                                                                     1997
                                        GSR Plan                 Guyanor Plan                PARC Plan
                              --------------------------------------------------------------------------------
Expected volatility                       79%                        56%                        81%
Risk-free interest rate              5.74% - 6.55%                  5.92%                   6.16% - 6.53%
Expected lives                          5 years                    5 years                    5 years
Dividend yield                            0%                         0%                         0%

                                                                     1996
                                        GSR Plan                 Guyanor Plan                PARC Plan
                              --------------------------------------------------------------------------------
Expected volatility                       55%                        73%                        93%
Risk-free interest rate              5.30% to 6.77%             5.50% to 6.39%             5.25% to 6.28%
Expected lives                          5 years                    5 years                    5 years
Dividend yield                             0%                         0%                         0%

The following tables summarize information about stock options under the GSR
Plan:

                                                 1998                             1997                              1996
------------------------------------------------------------------------------------------------------------------------------------
                                               Weighted-Average                 Weighted-Average                  Weighted-Average
                                    Shares      Exercise Price       Shares      Exercise Price       Shares       Exercise Price
GSR Plan                             (000)         (Cdn$)             (000)         (Cdn$)             (000)          (Cdn$)
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year    3,957               $10.79        2,884               $13.07       2,991                $ 9.40
Granted                               210               $ 2.47        1,221               $ 5.08         992                $19.34
Exercised                             (73)              $ 3.40          (98)              $ 3.30      (1,059)               $ 6.37
Forfeited                            (597)              $15.27          (50)              $17.31         (40)               $12.23
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year          3,497               $10.40        3,957               $10.79       2,884                $13.07
Options exercisable at year-end     3,318                             3,353                            2,221
Weighted-average fair value of
 options granted during the year                        $ 1.90                            $ 5.08                            $19.34

                                               Options Outstanding                                        Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
                          Number                                                                Number
     GSR Plan          Outstanding          Weighted-Average       Weighted-Average         Exercisable at         Weighted-Average
Range of Exercise   at Dec. 31, 1998           Remaining            Exercise Price           Dec. 31, 1998          Exercise Price
 Prices (Cdn$)            (000)             Contractual Life            (Cdn$)                  (000)                   (Cdn$)
------------------------------------------------------------------------------------------------------------------------------------
  $1.55 to $2.76            217                    7.83                 $ 2.00                     217                  $ 7.83
  $3.40 to $7.63          1,553                    7.75                 $ 5.26                   1,374                  $ 5.50
 $8.05 to $12.05            255                    7.28                 $ 9.39                     255                  $ 9.39
$12.15 to $17.90            683                    5.43                 $14.36                     683                  $14.36
$18.45 to $24.40            789                    6.86                 $19.72                     789                  $19.72
------------------------------------------------------------------------------------------------------------------------------------
                          3,497                                                                  3,318

The following tables summarize information about stock options for the Guyanor plan:

                                                 1998                             1997                             1996
------------------------------------------------------------------------------------------------------------------------------------
                                               Weighted-Average                 Weighted-Average                 Weighted-Average
                                     Shares     Exercise Price        Shares     Exercise Price        Shares     Exercise Price
Guyanor Plan                          (000)         (Cdn$)             (000)         (Cdn$)             (000)         (Cdn$)
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year     3,143             $3.60            2,726            $3.97          1,611           $2.13
Granted                                  -                 -              511            $1.64          1,306           $6.04
Exercised                              (11)            $1.64              (40)           $2.68           (191)          $2.35
Forfeited                              (97)            $5.07              (54)           $5.08              -               -
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year           3,035             $3.56            3,143            $3.60          2,726           $3.97
Options exercisable at year-end      3,035                              2,213            1,591
Weighted-average fair value of                           N/A
 options granted during the year                                                         $1.64                          $6.04


                                               Options Outstanding                                        Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Number
  Guyanor Plan         Number Outstanding       Weighted-Average        Weighted-Average     Exercisable at    Weighted-Average
Range of Exercise       at Dec. 31, 1998           Remaining            Exercise Price       Dec. 31, 1998      Exercise Price
  Prices (Cdn$)              (0000)             Contractual Life            (Cdn$)               (000)             (Cdn$)
------------------------------------------------------------------------------------------------------------------------------------
$1.64 to $3.30               2,557                    6.94                   $2.35                2,456             $2.38
$9.20 to $12.40                478                    7.80                   $0.04                  478             $7.80
------------------------------------------------------------------------------------------------------------------------------------
                             3,035                                                                2,934

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

The following tables summarize information about stock options for the PARC plan:

                                                 1998                             1997                             1996
-----------------------------------------------------------------------------------------------------------------------------------
                                               Weighted-Average                 Weighted-Average                 Weighted-Average
                                    Shares      Exercise Price       Shares      Exercise Price       Shares      Exercise Price
PARC Plan                            (000)         (Cdn$)             (000)         (Cdn$)             (000)         (Cdn$)
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year     2,338           $0.90            2,357            $0.90               -                      -
Granted                                  -               -               48            $0.69           2,367                  $0.90
Exercised                                -                                0                -             (10)                 $0.99
Forfeited                           (2,338)          $0.90              (67)           $0.86               -                      -
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year               -               -            2,338            $0.90           2,357                  $0.90
Options exercisable at year-end          -                            1,765                            1,161
Weighted-average fair value of
 options granted during the year                       N/A                             $0.69                                  $0.90


Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective for financial statements for periods ending after December 15, 1997. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. The Company adopted the Statement effective December 31, 1997, for U.S. GAAP reporting.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for financial statements for periods beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income for the Company will include items which have historically been included in Shareholders' Equity, such as unrealized gains or losses on marketable equity securities and foreign exchange gains and losses. The Company has complied with the requirements of this statement.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for financial statements for periods beginning after December 15, 1997. The Statement requires the Company to report certain information about operating segments in its financial statements and certain information about its products and services, the geographic areas in which it operates and its major customers. The Company has complied with the disclosure requirements of the Statement.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133).
FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. At this time the Company has no derivative instruments that are subject to the requirements of this statement.

Operations by Geographic Area under U.S. GAAP

Information on the Company's continuing operations by geographic area under U.S. GAAP for the years ended December 31, 1998, 1997 and 1996 is shown below. Operating earnings from continuing operations are total revenues less operating expenses of the geographic areas.

                                                       Operating               Net             Identifiable
                                                       Revenues                Loss               Assets
                                                       ---------               ----            ------------
1998
     South America                                        $    8             $ (8,626)              $18,520
     Africa                                                    -               (3,002)                1,034
     Corporate                                               627               (3,767)                7,686
-----------------------------------------------------------------------------------------------------------
Total                                                     $  635             $(15,395)              $27,240
===========================================================================================================
1997
     South America                                        $  539             $(21,500)              $22,666
     Africa                                                   71               (2,876)                1,197
     Corporate                                             1,088               (2,554)               18,213
-----------------------------------------------------------------------------------------------------------
Total                                                     $1,698             $(26,930)              $42,076
===========================================================================================================
1996
     South America                                        $1,811             $(18,431)              $27,121
     Africa                                                  224               (3,261)                4,944
     Corporate                                               766               (3,585)               14,830
-----------------------------------------------------------------------------------------------------------
Total                                                     $2,801             $(25,277)              $46,895
===========================================================================================================

16.    Subsequent Events
------------------------

On January 15, 1999, the Board of Directors of Golden Star Resources Ltd. approved, subject to any necessary regulatory and shareholder approvals, the amendment of certain stock options. The number of shares that can be purchased under these outstanding options has been reduced by 20%. The exercise price of outstanding stock options previously granted by the Corporation to certain directors and officers ("Insiders"), employees and consultants ("Non-Insiders") of the Company was amended to Cdn$1.80 (if the exercise price was larger than Cdn$1.80). The exercise price of the stock options being repriced ranges from Cdn$2.76 to Cdn$22.40. The total number of shares of the stock options being repriced is 2,525,780. Of that amount 2,026,780 are held by insiders and 499,000 are held by non-insiders. Upon receiving the necessary approvals, the insiders options will be reduced to 1,621,424 (a reduction of 405,356) and the Non-Insiders options will be reduced to 399,200 (a reduction of 99,800).

On March 8, 1999, Mr. James Askew was appointed President and Chief Executive Officer of the Company. In conjunction with his employment agreement with the Company, Mr. Askew was granted an option to purchase 1,000,000 shares of the Company's stock at the price of Cdn$1.80. This option vests as to one-third on the date of grant and one-third on each of the first and second anniversary dates.

17.     Related Parties
-----------------------

To consolidate exploration and possible development of the Quartz Hill area with the adjacent Omai property in 1995, the Company entered into a letter of understanding with OGML whereby the Company relinquished all of its right, title, and interest in the Quartz Hill prospecting license in exchange for a beneficial interest in any prospecting license granted to OGML with respect to the same area. Under the letter of understanding OGML may acquire 100% of the Company's beneficial interest by either: (i) making quarterly payments to the Company equal to 25% of net cash

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

flow generated from mining activity on the Quartz Hill property; or (ii) issuing to the Company, upon commencement of production at Quartz Hill, 1,386,000 Class IV Preference Shares with a par value of $1.00 per share, i.e., the equivalent of the approximate historical book value of the Company's investment in the Quartz Hill property. Such shares would be fully redeemable in equal quarterly installments during the 36-month period following commencement of commercial production from Quartz Hill. In January 1997, OGML was awarded prospecting licenses for the Quartz Hill area and the Omai River area. Execution of a definitive agreement between Cambior, OGML and the Company is subject to execution of an acceptable mineral agreement regarding the Quartz Hill and Omai River properties. This agreement is subject to approval by the Board of Directors of OGML, and, for certain matters, approval of OGML's shareholders.

18.     Commitments and Contingencies
-------------------------------------

Environmental Regulations

The Company is not aware of any events of material non-compliance in its operations with environmental laws and regulations which could have a material adverse effect on the Company's operations or financial condition. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions.

Business Risk

All of the Company's mineral properties are located in developing countries with the exception of French Guiana, a Departement of France. There are certain business and political risks inherent in doing business in developing countries. In particular, the regulatory framework for conducting mining and exploration activities in these countries, including the tax and general fiscal regimes and the manner in which mineral rights and title to mineral properties are established and maintained are often uncertain, incomplete, in a state of flux or subject to change without notice. Further, in many of the countries in which the Company's projects are located it may not be economically feasible to develop a commercial mine unless special tax or other fiscal and regulatory concessions are obtained from the applicable government and regulatory authorities. There can be no assurance that the Company will be able to execute or enforce satisfactory mineral agreements or to obtain satisfactory political risk insurance on commercially reasonable terms for any or all of its properties.

Letters of Credit and Guarantee

In 1998, PARC's custom duty obligations in the Ivory Coast expired and the bank guarantee of $0.25 million was cancelled.

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

Potential Litigation

On December 17, 1998, SMSE notified Texmine of its intention to terminate the Dieu-Merci option agreement. After several attempts to substantially reduce or eliminate the minimum commitments and property payments specified in the agreement failed, SMSE decided to withdraw from the option agreement. Following the termination

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)


of the option agreement, the owner of the Dieu-Merci project demanded from SMSE the sum of ff 2,000,0000 (approximately $350,000), which according to Texmine is owed to it in spite of the termination of the option agreement. SMSE does not believe that such sum is owed and , therefore, intends to defend itself vigorously against any legal action that Texmine may take to obtain payment. There can be no assurance, however, that SMSE will be successful.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------   -----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

There have been no disagreements with PricewaterhouseCoopers LLP, the Company's chartered accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------  -------------------------------------------------------
          FORM 8-K
          --------

(a)    The following documents are filed as part of this Report:

       1.  Financial Statements

       Management's Report
       Auditors' Report
       Consolidated Balance Sheets as of December 31, 1998 and 1997
       Consolidated Statements of Operations Years Ended December 31, 1998, 1997 and 1996
       Consolidated Statement of Changes in Shareholders' Equity Years Ended December 31, 1998, 1997 and 1996
       Consolidated Statements of Cash Flows Years Ended December 31, 1998, 1997 and 1996
       Notes to Consolidated Financial Statements

       2.  Financial Statement Schedules

       Financial Statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(b)    Reports on Form 8-K.

       The Company filed with the Securities and Exchange Commission on November 5, 1998 a Form 8-K announcing the resignation of David A. Fennell as President and Chief Executive Officer and as director of the Company.


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

                                       91

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

10.9  Omitted

10.10 Omitted

10.11 Omitted

10.12 Omitted

10.13 Omitted

10.14 Omitted

10.15 Omitted

10.16 Omitted

10.17 Omitted

10.18 Management Services Agreement dated January 1, 1995 between the Company and Guyanor Ressources S.A. (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1995)

10.19 Omitted

10.20 Omitted

10.21 Omitted

10.22 Omitted

10.23 Omitted

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

10.25 Omitted

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

10.30 Omitted

10.31 Omitted

10.32 Omitted

10.33 Omitted

10.33(a) 1997 Stock Option Plan   (incorporated by reference to Exhibit 10 to
      the Company's Form 10-Q for the period ended June 30, 1997)

10.34 Employees' Stock Bonus Plan amended and restated to June 7, 1995 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1995)

10.35 Guyanor Ressources S.A. Stock Option Plan (English translation) (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 1995)

10.36 Pan African Resources Corporation Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 1995)

10.37 Standardized Adoption Agreement for a 401-K Savings Plan adopted January 1, 1996 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1995)

10.38 Employment Contracts of Messrs. Fagin, Bertoni and Shields, dated May 15, 1992, January 1, 1994, and January 1, 1994, respectively. (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1995)

10.38(a) Employment contracts of Messrs. Bell, Peloquin and Winters dated
         October 24, 1995, November 25, 1997, and August 7, 1995, respectively (incorporated by reference to Exhibit 10.38(a) to the Company's Form 10-K for the year ended December 31, 1997.)

10.38(b) Change In Control Agreements between the Company and Messrs. Bell,
         Fennell, Fleming, Peloquin and Winters dated December 17, 1997 (incorporated by reference to Exhibit 10.38(b) to the Company's Form 10-K for the year ended December 31, 1997.)

10.39 Agreements between the Company and its outside directors, dated December 8, 1995, and December 10, 1996 (incorporated by reference as
         Exhibit 10.39 to the Company's Form 10-K for the year ended December 31, 1996) granting them options to purchase Guyanor Class "B" common shares

10.39(a) Agreements between the Company and its outside directors, dated
         December 9, 1997 granting them options to purchase Guyanor Class "B" common shares (incorporated by reference to Exhibit 10.39(b) to the Company's Form 10-K for the year ended December 31, 1997.)

10.39(b) Agreements between the Company and its outside directors dated December
         8, 1998 granting them options to purchase Guyanor Class "B" common shares.

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

23.1     Consent of PricewaterhouseCoopers LLP, Chartered Accountants

23.2     Consent of SRK Consulting

27.1     Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GOLDEN STAR RESOURCES LTD.
                                   Registrant


                            By:  /s/ James E. Askew
                                 ------------------

                                JAMES E. ASKEW
                     President and Chief Executive Officer

                            Date: March 26, 1999
                                  --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:     /s/ James E. Askew   By:      /s/ Gordon J. Bell
      --------------------         ------------------------------------------

Name:   James E. Askew       Name:   Gordon J. Bell
      --------------------         ------------------------------------------

Title:  President and CEO    Title: Vice-President and Chief Financial Officer
      --------------------         -------------------------------------------

Date:   March 26, 1999       Date:   March 26, 1999
      --------------------         ------------------------------------------


By:     /s/ David K. Fagin   By:     /s/ Pierre Gousseland
      --------------------         ------------------------------------------

Name:   David K. Fagin       Name:   Pierre Gousseland
      --------------------         ------------------------------------------

Title:  Director             Title:  Director
      --------------------         ------------------------------------------

Date:   March 29, 1999       Date:   March 29, 1999
      --------------------         ------------------------------------------


By:    /s/ Philip S. Martin  By:     /s/ Ernest C. Mercier
      --------------------         ------------------------------------------

Name:   Philip S. Martin     Name:   Ernest C. Mercier
      --------------------         ------------------------------------------

Title:  Director             Title:  Director
      --------------------         ------------------------------------------

Date:   March 29, 1999       Date:   March 29, 1999
      --------------------         ------------------------------------------

By:       /s/ Roger D. Morton  By:     /s/ Richard A. Stark
          -------------------          --------------------

Name:     Roger D. Morton      Name:   Richard A. Stark
          -------------------          --------------------

Title:    Director             Title:  Director
          -------------------          --------------------

Date:     March 29, 1999       Date:   March 29, 1999
          -------------------          --------------------

By:      /s/ Robert R. Stone
         -------------------

Name:    Robert R. Stone
         ---------------

Title:   Director
         --------

Date:    March 29, 1999
         --------------