Form 10-K/A
period 1998-12-31
GOLDEN STAR RESOURCES LTD
filed 1999-04-30
CIK 903571

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                                        --    --

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

     Number of Common Shares outstanding as at March 12, 1999:  30,292,249

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

                          Directors of the Registrant
                          ---------------------------
                            (as of March 12, 1999)

The directors of the Company, their ages and their business experience and principal occupation during the past five years are:

         Name             Age                           Office and Experience                               Director
         ----             ---                           ---------------------                               --------
                                                                                                             since
                                                                                                             -----
DAVID K. FAGIN             61     Mr. Fagin has been Chairman and Chief Executive Officer of Western          1992
                                  Exploration and Development since July 1997. Mr. Fagin was Chairman and Chief Executive Officer of the Company from May 1992 until May
                                  1996.  On May 1, 1996, Mr. Fagin resigned as Chief Executive
                                  Officer of the Company and on December 31, 1997, he resigned as
                                  Chairman of the Board.

PIERRE GOUSSELAND          77     Mr. Gousseland was Chairman and Chief Executive Officer of AMAX,            1996
                                  Inc. from 1975 until 1984. Mr. Gousseland has been a director of
                                  Guyanor Ressources since May 13, 1994, a director of the Company since June 11, 1996 and Chairman of the Board of the Company since
                                  January 1, 1998.  He was also acting CEO for the Company from
                                  October 27, 1998 until March 8, 1999. Mr. Gousseland also serves as a director of Royal Gold, Inc.

PHILIP MARTIN              54     Mr. Martin is currently an independent Business Executive,                  1997
                                  President of Tobago Land and Development L.L.C. as well as a
                                  Director of Sahelian Goldfields Inc. Mr. Martin was a Partner of
                                  Gordon Capital Company since 1986 and Director and Managing Partner of the same company from 1995 until March 31, 1998.

ERNEST MERCIER             66     Mr. Mercier was employed from 1970 to January 1993 by The                   1995
                                  Toronto-Dominion Bank, most recently as Executive Vice President,
                                  Corporate & Investment Banking and as Co-Chairman, Toronto-Dominion
                                  Securities Inc.  Mr. Mercier retired from The Toronto-Dominion Bank in 1993 and currently serves as a director of the Cascade
                                  Corporation, Oxford Properties Group Inc., Camvec Ltd., Pencor
                                  Petroleum Ltd. and International Comfort Products Ltd.

ROGER MORTON               63     Dr. Morton was a professor of Economic Geology at the University of
                                  Alberta from 1967 until 1995.  He is now Professor Emeritus at the
                                  University of Alberta and President of Polar Star Diamonds Ltd.
                                  Currently Dr. Morton serves as a director of Texas Star Resources           1992
                                  Inc., Roraima Gold Corporation, Solitario Resources, Canadian
                                  Entech Research Corp., Takla Star Resources Ltd., International
                                  Capri Ltd., Layfield Resources Ltd., Uraguay Gold Fields, Mindoro
                                  Resources and Arian Resources and acts as a private consultant to mining companies.

RICHARD STARK              78     Mr. Stark was first an associate and then a  partner in the New             1992
                                  York law firm of Milbank, Tweed, Hadley & McCloy from 1948 to 1990, and has been a fiduciary trustee since 1980, and a managing partner in several real estate ventures for more than 10 years.

ROBERT STONE               56     Mr. Stone was employed from 1973 until 1997 by Cominco Ltd., most           1997
                                  recently as Vice-President, Finance, Chief Financial Officer and
                                  Director.  Mr. Stone retired from Cominco Ltd. in 1997 and currently serves as a director of Boliden Limited, Manhattan
                                  Minerals Corp., United Bolero Development Corp. and TVI Pacific Inc.

Messrs. Donald Mazankowski and Robert Minto resigned as directors of the Company as of March 1, 1999.


                              EXECUTIVE OFFICERS

                     Executive Officers of the Registrant
                     ------------------------------------
                            (as of March 12, 1999)

The executive officers of the Company, their ages and their business experience and principal occupation during the past five years are:

         Name             Age                           Office and Experience                               Director
         ----             ---                           ---------------------                               --------
                                                                                                             since
                                                                                                             -----
James E. Askew             50     President and Chief Executive Officer of the Company since March           1999
                                  1999; prior thereto President and Chief Executive Officer of
                                  Rayrock Resources from September 1998 to March 1999; from 1997 to present, President and Chairman of International Mining and
                                  Finance Corporation; from 1986 to 1996, President and Chief
                                  Executive Officer of Golden Shamrock.

GORDON J. BELL             41     Vice President and Chief Financial Officer of the Company since            1995
                                  November 1995; prior thereto, Vice President and Director, RBC
                                  Dominion Securities Inc. from October, 1994; Vice President, RBC
                                  Dominion Securities Inc. from December, 1991 to October 1994.

CARLOS H. BERTONI          47     President of Guyanor Ressources S.A. since December 1998; Vice             1993
                                  President, Brazil of the Company since June 1997, prior thereto
                                  Vice President, Exploration (Eastern Division) of the Company
                                  since 1993.

LOUIS O. PELOQUIN          41     Vice President, General Counsel and Secretary of the Company since         1993
                                  June 1993.

HILBERT N. SHIELDS         43     Vice President, Guyana since June 1997 and prior thereto Vice              1993
                                  President, Exploration (Western Division) since 1993.

RICHARD A. WINTERS         36     Vice President, Corporate Development since August 1995; prior             1995
                                  thereto Senior Analyst, Robertson Stephens & Co. from August 1994;
                                  prior thereto Senior Engineer, Phelps Dodge Mining Co. from
                                  January 1993 to August 1994.

There are no family relationships between any of the directors or executive officers of the Company.


Compliance with Section 16(A) of the Securities Act of 1934

To the Company's knowledge, based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our outstanding shares, and upon representations from those persons, all reports required to be filed by our reporting persons during 1998 were filed on time.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by the Chief Executive Officer of the Company and by the five most highly compensated officers during the fiscal year ended December 31, 1998 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------------
                                  Annual Compensation                     Long-Term Compensation (1)
                         -------------------------------------------------------------------------------------------------------
                                                                                  Awards
                                                                   =============================================================
                                                                      Number of
                                                                      Securities          Number of
                                                                      Underlying          Securities
                                                     Other             Options            Underlying
                                                     Annual            Granted             Options
                            Salary      Bonus        Compen-           by the             Granted by                All Other
Name and Principal          (US$)       (US$)        sation            Company             Guyanor                Compensation
 Position            Year    (2)         (3)         (US$)               (#)                 (#)                      (US$)
--------------------------------------------------------------------------------------------------------------------------------
David A. Fennell     1998   215,250     32,804       189,279 (4)               0                    0              600,225 (7,10)
President and        1997   258,300     40,000       206,477 (4)         150,000              100,000               17,364 (7)
Chief Executive      1996   246,000     40,000       204,917 (4)         150,000              375,000               17,912 (7)
Officer (8)
--------------------------------------------------------------------------------------------------------------------------------
Pierre Gousseland    1998    33,600        N/A           N/A              50,000                    0                       0
Chairman and Chief   1997       N/A        N/A           N/A              30,000                    0                       0
Executive Officer    1996       N/A        N/A           N/A              40,000                    0                       0
(9)
--------------------------------------------------------------------------------------------------------------------------------
Carlos Bertoni       1998   190,000          0               (5)               0                    0                       0
Vice President,      1997   190,000          0               (5)          35,000               18,000                       0
Brazil               1996   185,000          0               (5)          25,000               50,000                       0
--------------------------------------------------------------------------------------------------------------------------------
Hilbert Shields      1998   190,000          0               (5)               0                    0                       0
Vice President,      1997   190,000          0               (5)          35,000               18,000                       0
Guyana               1996   185,000          0               (5)          25,000               50,000                       0
--------------------------------------------------------------------------------------------------------------------------------
Gordon J. Bell       1998   186,500          0               (5)               0                    0               2,569  (7)
Vice-President and   1997   186,500     10,000               (5)          40,000               20,000               1,364  (7)
Chief Financial      1996   180,000          0           14,571           30,000               85,000                 740  (7)
Officer
--------------------------------------------------------------------------------------------------------------------------------
Louis O. Peloquin    1998   160,000          0               (5)               0                    0               2,321  (7)
Vice-President,      1997   160,000     10,000               (5)          40,000               20,000               1,174  (7)
General Counsel      1996   135,000     15,000               (5)          25,000               50,000                 271  (7)
and Secretary
--------------------------------------------------------------------------------------------------------------------------------
Adrian W. Fleming    1998   183,333          0               (5)               0                    0               77,695 (7,11)
Executive            1997   200,000     10,000               (5)          40,000               20,000                1,461 (7)
Vice-President,      1996   230,000          0               (5)         150,000              125,000                    0 (7)
Exploration (8)
--------------------------------------------------------------------------------------------------------------------------------

(1) There were no long-term incentive plan payouts during the periods indicated.
(2) The dollar value of base salary (cash and non-cash) earned.
(3) The dollar value of bonuses (cash and non-cash) earned. The 1997 bonuses were declared December 16, 1997 and the 1996 bonuses were declared January 1, 1997.
(4) Pertains to deemed taxable benefit of interest free loans from the Company. See "Indebtedness of Directors and Officers."
(5) Other annual compensation, including perquisites and other personal benefits, securities or property, did not exceed 10% of the total of the annual salary and bonus, if applicable.
(6) Upon exercise of the options granted prior to March 14, 1995, the holder will receive one-fifth of one Class B share of Guyanor for each one Common Share acquired.
(7) These amounts are in respect of premiums paid for life insurance for the benefit of these executives.
(8) Mr. David Fennell resigned as of October 27, 1998 and Mr. Adrian Fleming resigned as of November 27, 1998.
(9) Mr. Pierre Gousseland, Chairman of the Company, was appointed Acting Chief Executive Officer for the interim period after the resignation of Mr. David Fennell and the appointment of its successor Mr. James Askew on March 8, 1999. The compensation was paid to Mr. Gousseland as non-executive Chairman.
(10)For 1998, it also includes $597,000 paid pursuant to a Separation Agreement and Release.
(11)This amount includes $75,000 paid in February 1999 pursuant to a Separation Agreement and Release, in connection with Mr. Fleming's November 27, 1998 resignation.

Employment Contracts and Termination Arrangements

The Company has entered into employment agreements with Messrs. Bell and Peloquin (the "Executives"). The terms of the agreements are substantially the same. The agreements are for a three-year term unless terminated as provided hereinafter. After the expiration of the three-year term, the agreements are automatically renewed on a year-to-year basis unless terminated as follows. In the event the agreements are terminated by the employee for "good reason" or by the Company "without cause", Messrs. Bell and Peloquin would be entitled to a lump sum payment equal to the salary, bonus and benefits to which he would have been entitled to receive for a period of one year after the termination and all stock options granted to them would become immediately vested and would remain exercisable for a period of one year from the termination date. Messrs. Bell and Peloquin's current base annual salaries are $186,500 and $160,000 respectively.

The Company also has employment agreements with Messrs. Carlos Bertoni and Hilbert Shields, the terms of which are substantially the same. The two contracts were executed as of January 1, 1994 for an initial term of three years. They have been automatically renewed from year to year in accordance the agreements. Messrs. Bertoni and Shields are paid a base salary of $154,000 per year. As Messrs. Bertoni and Shields are based in South America, each is also entitled to a living allowance of $36,000 per year. The Company may terminate either of Mr. Bertoni's or Mr. Shields' employment without cause on twelve months' written notice. If either Mr. Bertoni or Mr. Shields' employment is terminated upon the occurrence of a change in control of the Company, he would be entitled to receive his salary for a period of twelve months.

In December 1997, the Company entered into a change of control agreement with Messrs. Bell and Peloquin. A "change of control" is deemed to have occurred if:
(i) any "Person" (as defined in Sections 13(d) and 14(d) of the Exchange Act) becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange
Act), of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company's then outstanding securities; (ii) within any period of two consecutive years there shall cease to be a majority of the Board comprised of individuals who at the beginning of such period constitute the Board and of any new director(s) whose election was approved by a vote of at least two-thirds (2/3) of the directors then still in office; (iii) the shareholders of the Company approve a merger of, or consolidation or amalgamation involving, the Company in which (A) the Company's Common Shares are converted into shares or securities of another Company, or into cash or other property, or (B) the Common Shares of the Company are not converted but in which more than forty percent (40%) of the Common Shares of the surviving corporation in the merger or amalgamation is owned by shareholders other than those shareholders of the Company who owned such amount prior to the merger; (iv) the shareholders of the Company approve a plan of complete liquidation of the Company, or an agreement for the sale or disposition by the Company of all or substantially all the Company's assets, either of which is followed by a distribution of all or substantially all of the proceeds to the shareholders. In the event an

Executive's employment is terminated within 24 months of a change of control, (unless such termination was (i) because of the death or disability of such Executive, (ii) by the Company for cause, or (iii) by such Executive without "good reason"), such Executive will be entitled to (A) a lump sum severance payment equal to two times such Executive's base annual salary and annual bonus paid for the prior year, (B) all the outstanding stock options previously granted to such Executive will become fully exercisable and vested, and (C) full benefits such as health, dental, disability and life insurance for a period of 24 months from the termination date (except if such Executive starts full time employment with another company).

See "Report on Executive Compensation" below for discussion about amendments to the Executives' employment and change of control agreements described hereinafter.

On October 28, 1998, the Company entered into a Separation Agreement and Release with David A. Fennell, its then President and Chief Executive Officer. Mr. Fennell's resignation in such capacity became effective as of October 27, 1998. Under this agreement, the Company paid to Mr. Fennell $597,000, the equivalent of two years of salary. Mr. Fennell is also entitled to reimbursement of certain expenses for up to $81,200, $10,000 of which were paid so far.

The Company also entered into a Separation Agreement and Release with Adrian Fleming as of February 9, 1999. This agreement confirmed Mr. Fleming's resignation as of November 27, 1998. Under this agreement, Mr. Fleming received a gross payment of $75,000, the equivalent of 4 1/2 months of salary.

Report on Executive Compensation

The Compensation Committee first established in 1992 was abolished in December 1998. The Compensation Committee had always been comprised of non-employee directors and its members in 1998 were Messrs. Martin (Chairman), Mazankowski, Minto, Morton and Gousseland (ex-officio). The Board of Directors which is currently comprised of non-employee directors only has taken over the responsibility of the Compensation Committee. Their responsibility includes approving compensation arrangements for all executive officers of the Company and of Guyanor, its controlled subsidiary (subject to the approval of the Board of Directors of Guyanor). Cash and benefits compensation is provided for in employment agreements which have been negotiated and entered into with the President and Chief Executive Officer and the Vice-Presidents of the Company. At the time such agreements were entered into, the Compensation Committee considered the compensation levels for such positions to be comparable to those of other public gold exploration companies. Subsequent adjustments have reflected, among other things, merit, cost of living and special living conditions. Executive salaries are reviewed on a yearly basis and are set for individual executive officers based on the level of responsibility, scope and complexity of the executive's position and a subjective evaluation of each individual's role and performance in advancing the successful development of the Company, the officer's performance in general, the Company's performance and a comparison of salary ranges for executives of other similar companies in the mining industry.

During 1998, executive compensation consisted of base salary and living allowances (for executives working overseas). One executive officer received a stock bonus. The base salaries of the Executives have not been increased since December 1996. In addition, in response to continuing weak gold prices and to conserve cash, the Board is currently negotiating with the executive officers of the Company for a reduction in their benefits under their employment and change of control agreements, including a reduction in their base salaries.

Because the Company is in an early stage mineral development business, the Board (and prior to December 1998, the Compensation Committee) considers an essential element of its compensation arrangements for executive officers to consist of options to purchase Common Shares and stock bonuses in order to provide appropriate incentive for individual and group effort. In determining the amount of stock options and stock bonuses to be granted, the Board considers, among other things, the officer's position, salary, and previous and anticipated accomplishments. There were no stock option grants to executive officers in 1998. The Board, however, approved in January 1999 amendments to stock options that would, if approved by the shareholders at their June 1999 Annual Meeting, substantially reduce the exercise price of the executive officers' stock options and reduce the number of their outstanding options by 20%.

Submitted by the Board of Directors: Pierre Gousseland (Chairman), David K. Fagin, Philip S. Martin, Ernest Mercier, Roger D. Morton, Richard Stark and Robert Stone

Compensation of Directors

Directors' Fees

During the year ended December 31, 1998, the Company paid a total of $134,400 to its non-employee directors in respect of Board and committee participation. Mr. Pierre Gousseland, as non-executive Chairman, was receiving a monthly payment of $3,000, Mr. Richard A. Stark as Chairman of the Audit and Governance Committee was receiving $2,000 a month, and all other non-employee directors were receiving $1,000 a month. On September 1, 1998, the Board decided to reduce all payments to non-employee directors by 20%. The non-employee directors are also reimbursed for transportation and other out-of-pocket expenses reasonably incurred for attendance at Board and committee meetings and in connection with the performance of their duties as directors.

Stock Options

The Company's 1997 Stock Option Plan (the "Plan") provides for an automatic grant of an option to purchase 40,000 Common Shares to each person who becomes non-employee director, as of the date such person first becomes non-employee director, provided that, within the previous year, such person was not granted any other stock options by the Company. In addition, on each anniversary of his appointment to the Board, a non-employee director is entitled to receive an automatic stock option to purchase 10,000 Common Shares. The Board may, at its discretion, grant additional options to non-employee directors from time to time. 1,220,000 Common Shares were reserved for issuance under options granted to non-employee directors under the Plan as of March 12, 1999. The Board approved in January 1999 amendments to stock options that would, if approved by the shareholders at their June 1999 Annual Meeting, substantially reduce the exercise price of the directors' stock options and reduce the number of their outstanding options by 20%. All options granted to the non-employee directors vested immediately and have a ten-year term. See "Stock Option Plan" below for other particulars of the Plan.

Because the non-employee directors of the Company are not employed by Guyanor, they are not eligible to participate in Guyanor's Stock Option Plan. Therefore, once a year, the Company grants to its non-employee directors options to purchase Class B shares of Guyanor from the Class B shares that the Company owns. The term of each option is ten years and the options granted so far vested immediately.

Stock Option Grants

The following table sets forth information with respect to options granted during the financial year ended December 31, 1998 to the Company's non-employee directors as a group under the Plan as well as options granted by the Company to purchase Guyanor Class B shares.

                     OPTION GRANTS DURING LAST FISCAL YEAR
                      (all $ amounts in Canadian dollars)

--------------------------------------------------------------------------------------------------------------------------
                                                                            Market Value of
           Group                                       Exercise or       Securities Underlying
    ___________________          Securities Under       Base Price       Options on the Date of
Non-executive directors as       Options Granted       ($/Security)        Grant ($/Security)    Expiration Date
         a group                       (#)
--------------------------------------------------------------------------------------------------------------------------
                                      10,000                 6.65                6.65            January 30, 2008
Company        Company                20,000                 4.50                4.50            May 15, 2008
Whose                                 10,000                 3.80                3.80            June 11, 2008
Shares are                            10,000                 3.50                3.50            June 20, 2008
Subject of                            10,000                 1.55                1.55            September 1, 2008
Options                               20,000                 1.66                1.66            September 30, 2008
Granted                              107,000                 1.65                1.65            December 8, 2008
             -------------------------------------------------------------------------------------------------------------
               Guyanor                90,000                 1.05                1.05            December 8, 2008
--------------------------------------------------------------------------------------------------------------------------

Stock Option Exercises

The following table sets forth information with respect to the exercise during the financial year ended December 31, 1998, by the non-employee directors as a group, of options granted under the Plan, or options granted by the Company to acquire Guyanor Class B shares as of December 31, 1998 as well as the value of their outstanding options as of December 31, 1998.

              AGGREGATED OPTION EXERCISES DURING LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES
                      (all $ amounts in Canadian dollars)

----------------------------------------------------------------------------------------------------------------------------
                                                                   Unexercised Options at FY-      Value of Unexercised
        Group                                                                 End                  in-the-money Options
  __________________            Securities     Aggregate                      (#)                      at FY-End ($)
Non-executive directors as      Acquired on      Value                    Exercisable/                 Exercisable/
       a group                   Exercise      Realized                   Unexercisable              Unexercisable (2)
                                   (#)            ($)
----------------------------------------------------------------------------------------------------------------------------
Company        Company              0             N/A                 Exercisable (1)  1,220,000             0
Whose
Shares are
Subject of  ----------------------------------------------------------------------------------------------------------------
Options        Guyanor              0             N/A                 Exercisable 846,958                    0
Granted                                                               Unexercisable 3,300
----------------------------------------------------------------------------------------------------------------------------

(1) Upon exercise of stock options granted prior to March 14, 1995, the holder will receive one-fifth of one Class B share of Guyanor and one Common Share.
(2) For all unexercised options held as of December 31, 1998, the aggregate dollar value of the excess of the market value of the shares underlying those options over the exercise price of those unexercised options. On December 31, 1998, the closing prices of the Common Share and the Guyanor Class B share on the TSE were Cdn.$ 1.55 and Cdn.$ 0.60, respectively. On March 12, 1999, the closing prices of the Common Shares and the Guyanor Class B shares on the TSE was Cdn$ 1.25 and Cdn$ 0.52, respectively.

STOCK INCENTIVES

Stock Option Plan

The Company has adopted a stock option plan (referred to herein as the "Plan") which provides to certain key employees, consultants and directors of the Company and its subsidiaries an incentive to maintain and to enhance the long-term performance of the Company through the acquisition of Common Shares pursuant to the exercise of stock options. The Plan consists of two components:
(i) a discretionary component, under which options may be granted to employees, consultants and directors (including non-employee directors), and (ii) a non-discretionary component, under which options are automatically granted, on an annual basis, to non-employee directors.

The Plan is currently administered by the Board of Directors. The Board has the authority, subject to the terms of the Plan, to determine when and to whom to make grants under the Plan, the number of shares to be covered by the grants, the terms of options granted and the exercise price of options, and to prescribe, amend and rescind rules and regulations relating to the Plan.
Subject to certain other limitations, the maximum number of shares that can be issued under the Plan is 5,600,000.

Under the terms of the non-discretionary component of the Plan, each person who is first elected, appointed or otherwise first becomes a non-employee director (an "Eligible Director") generally will be granted an option to purchase 40,000 Common Shares as of the date on which such person first becomes an Eligible Director (an "Initial Option"), and each such person who remains an Eligible Director will generally receive an option to purchase 10,000 Common Shares (an "Annual Option") on each anniversary date of such person becoming an Eligible Director. With respect to any non-discretionary option, each option is exercisable for a period of ten years from the date of the grant. Each Initial Option and Annual Option vests and becomes fully exercisable on the date of grant and the exercise price of such options may not be less than the fair market value of the Common Shares on the date of the grant.

Options granted under the discretionary component of the Plan are exercisable over a period determined by the Board, but not to exceed ten years from the date of grant, and the exercise price of an option may not be less than the fair market value of the Common Shares on the date of grant. In addition, such options may be subject to vesting conditions established by the Board and provided in the option agreement evidencing the grant of such option.

Provision is made in the Plan for interest-free non-recourse loans to employee participants. The loans are secured by a pledge to the Company of the Common Shares acquired through the exercise of an option and are repayable prior to the earliest of the date which is five years from the date of the loan, ten years from the date of grant of the particular option and 30 days after the optionee ceases to be employed by the Company for any reason other than death.

Stock Option Grants

No stock option or SAR were granted to the Named Executive Officers in the last fiscal year.

Stock Option Exercises and Year-End Option Values

The following table sets forth information concerning the fiscal year-end value of unexercised options held by the Named Executive Officers. There were no exercises of stock options to purchase Common Shares or Class B shares of Guyanor during the fiscal year ended December 31, 1998 by the Named Executive Officers.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

-----------------------------------------------------------------------------------------------------------------------------------
                          Common Shares                         Number of Securities Underlying          Value of Unexercised
Name of Optionee and       Acquired on      Aggregate Value      Unexercised Options at Fiscal      In-the-money Options at Fiscal
Company Whose Shares        Exercise           Realized                     Year End                        Year End (CDN$)
are Subject of                (#)               (CDN$)                                                            (2)
Options Granted
                                                            =======================================================================
                                                                  Exercisable             Un-         Exercisable           Un-
                                                                                      exercisable                       exercisable
-----------------------------------------------------------------------------------------------------------------------------------
David A. Fennell
  Company                      0                 N/A                  353,400 (1)          49,500                0           0
  Guyanor                      0                 N/A                   1,040,052           33,000                0           0
-----------------------------------------------------------------------------------------------------------------------------------
Adrian W. Fleming
  Company                      0                 N/A                     206,800           13,200                0           0
  Guyanor                      0                 N/A                     148,400            6,600                0           0
-----------------------------------------------------------------------------------------------------------------------------------
Gordon J. Bell
  Company                      0                 N/A                     306,800           13,200                0           0
  Guyanor                      0                 N/A                     126,451            6,600                0           0
-----------------------------------------------------------------------------------------------------------------------------------
Louis O. Peloquin
  Company                      0                 N/A                  166,800 (1)          13,200                0           0
  Guyanor                      0                 N/A                     103,400            6,600                0           0
-----------------------------------------------------------------------------------------------------------------------------------

Carlos Bertoni
  Company                      0                 N/A                     163,450           11,550                0           0
  Guyanor                      0                 N/A                     412,060            5,940                0           0
----------------------------------------------------------------------------------------------------------------------------------
Hilbert Shields
  Company                      0                 N/A                     138,450           11,550                0           0
  Guyanor                      0                 N/A                     102,060            5,940                0           0
-----------------------------------------------------------------------------------------------------------------------------------

(1) Upon exercise of options granted prior to March 14, 1995, the holder will, in addition, be entitled to receive one-fifth of one Class B share of Guyanor for each Common Share acquired.
(2) For all unexercised options held as of December 31, 1998, the aggregate dollar value of the excess of the market value of the shares underlying those options over the exercise price of those unexercised options. On December 31, 1998, the closing price of the Common Shares was CDN$ 1.55 on the TSE and the closing price of the Guyanor Class B shares was CDN$0.60 on the TSE. On March 12, 1999, the closing price of the Common Shares was CDN$
    1.25 on the TSE and the closing sale price of the Guyanor Class B shares was CDN$ 1.52 on the TSE.

Stock Bonus Plan

In December 1992, the Company established an Employees' Stock Bonus Plan (the "Bonus Plan") for any full-time or part-time employee (whether or not a director) of the Company or any of its subsidiaries who has rendered meritorious services that contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board (currently the Compensation Committee) may grant bonus Common Shares on terms that the Compensation Committee may determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The maximum number of Common Shares issuable under the Bonus Plan is limited to 320,000 Common Shares. In addition, in any calendar year such reservation is limited to 1% of the total number of Common Shares which were issued and outstanding at the end of the preceding fiscal year (with no more than 0.5% being issuable to insiders of the Company).

A total of 32,783 Common Shares were issued under the Bonus Plan in 1998. Of these bonus Common Shares, 18,608 were issued to David A. Fennell, a Named Executive Officer.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  ----------------------------------------------------------------

The following table sets forth information, as of March 12, 1999, with respect to beneficial ownership of the Company's Common Shares by each person known to the Company or its directors or senior officers to be the beneficial owner of more than 5% of its outstanding Common Shares, by each director of the Company, by each executive officer named in the table titled "Summary Compensation Table" which appears elsewhere in this Form 10K/A, and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the Common Shares owned.


                                                 Number of Common Shares Beneficially          Percent of Common Shares
                                                                 Owned
                                               -------------------------------------------------------------------------------
Snyder Capital Management Inc.                                 4,478,000 (1)                              14.8%
350 California Street, Suite 1460
San Francisco, CA 94104
------------------------------------------------------------------------------------------------------------------------------
David K. Fagin  (3)                                            1,032,987 (2)                               3.3%
Englewood, CO  80110
------------------------------------------------------------------------------------------------------------------------------
Roger D. Morton                                                  312,500 (2)                               1%
Edmonton, Alberta, Canada T6G 2V2
------------------------------------------------------------------------------------------------------------------------------
Gordon J. Bell  (3)                                              297,604 (2)                               *
------------------------------------------------------------------------------------------------------------------------------
Carlos Bertoni                                                   202,606 (2)                               *
Brazilia, Brazil
------------------------------------------------------------------------------------------------------------------------------
Louis O. Peloquin (3)                                            166,800 (2)                               *
------------------------------------------------------------------------------------------------------------------------------
Richard A. Stark                                                 158,501 (2)                               *
Vero Beach, FL 32963
------------------------------------------------------------------------------------------------------------------------------
Hilbert Shields                                                  149,509 (2)                               *
Georgetown, Guyana
------------------------------------------------------------------------------------------------------------------------------
Pierre Gousseland                                                123,040 (2)                               *
Greenwich, CT  06830
------------------------------------------------------------------------------------------------------------------------------
Ernest C. Mercier                                                 63,300 (2)                               *
Toronto, Ontario, Canada M5N 1S8
------------------------------------------------------------------------------------------------------------------------------
Robert R. Stone                                                   75,000 (2)                               *
Vancouver, British Columbia, Canada V6C 2G7
------------------------------------------------------------------------------------------------------------------------------
Philip S. Martin                                                  77,000 (2)                               *
Oakville, Ontario, Canada L6J 4N2
------------------------------------------------------------------------------------------------------------------------------
Directors and Executive Officers as a group (4)                3,135,834 (2)                              10%
------------------------------------------------------------------------------------------------------------------------------

* Indicates less than one percent.
(1) This information was taken from the most current Schedule 13-G provided to the Company by this beneficial owner.
(2) Includes Common Shares subject to options exercisable within 60 days of March 12, 1999 as follows: Gordon Bell: 283,700; Carlos Bertoni: 163,450; David Fagin: 453,000; Pierre Gousseland 120,000; Philip S. Martin: 77,000; Ernest Mercier: 60,000; Roger Morton: 140,000; Louis O. Peloquin: 166,800; Hilbert Shields: 138,450; Richard Stark: 150,000; Robert R. Stone: 70,000; and Directors and Executive Officers as a group: 2,444,413. As a result of a plan of arrangement completed on March 14, 1995 between the Company and its shareholders, upon exercise of each option to purchase Common Shares granted prior to March 14, 1995, the holder thereof will, in addition, be entitled to receive one-fifth of one Class B common share of Guyanor Ressources S.A., a subsidiary of the Company ("Guyanor"), for each Common Share acquired thereunder.
(3) Address is c/o Golden Star Resources Ltd., 1660 Lincoln Street, Suite 3000, Denver, CO 80264.
(4) Includes the executive officers listed above and two other executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Certain directors and officers of the Company are and may continue to be involved in the mining and mineral exploration industry through their direct and indirect participation in corporations, partnerships or joint ventures which are potential competitors. Situations may arise in connection with potential acquisitions and investments where the other interests of these directors and officers may conflict with the interests of the Company. As required by law, each of the directors of the Company is required to disclose any potential conflict of interest and to act honestly, in good faith and in the best interests of the Company.

Except as otherwise disclosed herein, since January 1, 1998, no insider of the Company, nor any associate or affiliate of an insider, has had any material interest in any transaction or proposed transaction which has materially affected or would materially affect the Company or any of its subsidiaries, nor has any director of the Company been involved, directly or indirectly, in any business or professional relationship with the Company in connection with the provision by the director or the Company of property, services or financing to the other.

Indebtedness of Directors and Officers

At March 12, 1999, the total amount of indebtedness outstanding to the Company which was entered into in connection with a purchase of securities of the Company by directors, officers and employees of the Company or any of its subsidiaries was Cdn.$ 4,462,371. The following table sets forth information with respect to indebtedness incurred by any director or officer of the Company in connection with an acquisition by such officer or director of Common Shares. The loans indicated were granted pursuant to the Company's 1997 Stock Option Plan. See "Stock Option Plan" for a description of the terms of the loans.


             TABLE OF INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS UNDER SECURITIES PURCHASE PROGRAMS

---------------------------------------------------------------------------------------------------------------------------------
                                              Largest Amount                             Financially Assisted
                                            Outstanding During           Amount          Securities Purchases
                                            the Financial Year       Outstanding as           During the
                        Involvement               Ended                    at               Financial Year
     Name and           of Issuer or          Dec. 31, 1998          March 12, 1999              Ended             Security for
Principal Position      Subsidiary                (CDN$)                 (CDN$)            Dec. 31, 1998 (#)       Indebtedness
---------------------------------------------------------------------------------------------------------------------------------
David A. Fennell (1)        Lender              4,359,932               4,359,932                  0                  Common
President and Chief                                                                                                   Shares
Executive Officer
---------------------------------------------------------------------------------------------------------------------------------
Richard A. Winters          Lender                102,439                 102,439                  0                  Common
Vice-President,                                                                                                       Shares
Corporate
Development
---------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Fennell resigned on October 27, 1998. The loan became due on November 27, 1999. No amounts were reimbursed. On April 5, 1999, the loan was forgiven and the 667,792 common shares that were pledged to the Company were canceled.

At March 12, 1999, the total amount of indebtedness outstanding to the Company which was entered into other than in connection with a purchase of securities of the Company by directors, officers and employees of the Company or any of its subsidiaries was $998,833. The following table sets forth information with respect to such indebtedness incurred by any director or officer of the Company.

   TABLE OF INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS
                 OTHER THAN UNDER SECURITIES PURCHASE PROGRAMS

------------------------------------------------------------------------------------------------------------------------------
                                                                         Largest Amount
                                                                      Outstanding During the
                                                                       Financial Year Ended        Amount Outstanding as
                                         Involvement of issuer         December 31, 1998             at March 12, 1999
     Name and Principal Position             or Subsidiary                     (US$)                       (US$)
------------------------------------------------------------------------------------------------------------------------------
Louis O. Peloquin (1)                             Lender                      32,833                        33,205
Vice-President, General Counsel and
Secretary
------------------------------------------------------------------------------------------------------------------------------
David K. Fagin (2)                                Lender                     966,000                       966,000
Director
------------------------------------------------------------------------------------------------------------------------------

(1) The loan to Mr. Peloquin was made for the purpose of purchasing a residence at the time of his relocation to Denver, Colorado. The loan bears interest at the prime rate and is repayable in August 1999.
(2) The loan to Mr. Fagin was made when he was an employee of the Company in connection with different exercises of option under the Stock Option Plan. Mr. Fagin ceased to be an employee on December 31, 1997 and the loan became due 30 days later in accordance with the Plan. The Board granted him a one-year extension for the repayment of the Loan. The loan became due and payable on January 31, 1999. The Board is currently negotiating with Mr. Fagin the terms for the repayment of the loan. The loan does not bear interest. As security for the repayment of the loan, 350,000 common shares of the Company and 20,000 Class B shares of Guyanor were pledged in favor of the Company.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       GOLDEN STAR RESOURCES LTD.
       Registrant

       By:    /s/  James E. Askew
              -------------------
              President and Chief Executive Officer


       Date:  April 30, 1999
              --------------