Form 10-Q
period 1999-03-31
GOLDEN STAR RESOURCES LTD
filed 1999-05-24
CIK 903571

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q


   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period ended March 31, 1999

                                       or

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

Yes   X     No
    -----      -----

Number of Common Shares outstanding as of May 10, 1999:  29,649,451

                           GOLDEN STAR RESOURCES LTD.

                                     INDEX


Part I   Financial Information

         Item 1.  Financial Statements...........................................................    1

         Item 2.  Management's Discussion and Analysis of Financial Condition,
                  Results of Operations and Recent Developments..................................   11


Part II  Other Information

         Item 1.  Legal Proceedings..............................................................   16

         Item 6.  Exhibits and Reports on Form 8-K...............................................   16


Signatures.......................................................................................   17


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

                         Part I - Financial Information

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                           GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)


-----------------------------------------------------------------------------------------------------------------------------------

                                                                              (Unaudited)
                                                                             As of March 31,            As of December 31,
                                                                                  1999                        1998
                                                                                --------                    --------
ASSETS

CURRENT ASSETS
   Cash and short-term investments                                              $  5,158                    $  7,350
   Accounts receivable                                                               506                         511
   Inventories                                                                       172                         181
   Other assets                                                                       91                         174
                                                                                --------                    --------
       Total Current Assets                                                        5,927                       8,216

DEFERRED EXPLORATION                                                              59,621                      58,203
INVESTMENT IN OMAI GOLD MINES LIMITED                                              1,150                       1,337
FIXED ASSETS                                                                         537                         685
OTHER ASSETS                                                                         136                         156
                                                                                --------                    --------
       Total Assets                                                             $ 67,371                    $ 68,597
                                                                                ========                    ========

LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                     $    575                    $    921
   Accrued wages and payroll taxes                                                   724                         779
                                                                                --------                    --------
       Total Current Liabilities                                                   1,299                       1,700

LONG-TERM DEBT                                                                     2,536                       2,948
OTHER LIABILITIES                                                                     35                          56
                                                                                --------                    --------
       Total Liabilities                                                           3,870                       4,704
                                                                                --------                    --------

MINORITY INTEREST                                                                  5,303                       5,422
                                                                                --------                    --------

COMMITMENTS AND CONTINGENCIES                                                          -                           -

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                                    159,163                     159,163
     (Common shares, without par value, unlimited shares
      authorized.  Shares issued and outstanding:  March
      31, 1999 - 30,292,249; December 31, 1998 - 30,292,249)
Stock option loans                                                                (4,012)                     (4,012)
DEFICIT                                                                          (96,953)                    (96,680)
                                                                                --------                    --------
   Total Shareholders' Equity                                                     58,198                      58,471
                                                                                --------                    --------
       Total Liabilities and Shareholders' Equity                               $ 67,371                    $ 68,597
                                                                                ========                    ========

  The accompanying notes are an integral part of these consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      (Stated in thousands of United States Dollars except share amounts)
                                  (Unaudited)


----------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended          Three Months Ended
                                                                      March 31, 1999              March 31, 1998
                                                                --------------------------  --------------------------
REVENUE
   Interest and other                                                  $  166                     $   261
                                                                       ------                     -------
                                                                          166                         261
                                                                       ------                     -------

COSTS AND EXPENSES
   Depreciation                                                            54                          59
   General and administrative                                             698                       1,529
   Exploration expense                                                     47                         158
   Interest expense                                                         6                          11
   Foreign exchange loss (gain)                                           (22)                       (104)
                                                                       ------                     -------
                                                                          783                       1,653
                                                                       ------                     -------

LOSS BEFORE THE UNDERNOTED                                               (617)                     (1,392)

Omai preferred share redemptions surplus                                  225                         561
                                                                       ------                     -------
Net loss before minority interest                                        (392)                       (831)
Minority interest loss                                                    119                         209
                                                                       ------                     -------

NET LOSS                                                               $ (273)                    $  (622)
                                                                       ======                     =======

BASIC AND DILUTED NET LOSS PER SHARE                                   $(0.01)                    $ (0.02)
                                                                       ======                     =======

Weighted average shares outstanding                                      30.2                        29.8
   (millions of shares)                                                ======                     =======


  The accompanying notes are an integral part of these consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      (Stated in thousands of United States Dollars except share amounts)
                                  (Unaudited)


                                                                             Three Months Ended        Three Months Ended
                                                                                March 31, 1999            March 31, 1998
                                                                           ------------------------  ------------------------
Operating Activities:
   Net loss                                                                        $  (273)                  $  (622)
   Reconciliation of net income to net cash used in operations:
       Depreciation                                                                     54                        59
       Premium on Omai Preferred Share Redemptions                                    (226)                     (561)
       Minority interest loss                                                         (119)                     (209)
   Changes in non-cash operating working capital                                      (304)                   (2,413)
                                                                                   -------                   -------
          Net Cash Used in Operating Activities                                       (868)                   (3,746)
                                                                                   -------                   -------

Investing Activities:
   Expenditures on mineral properties, net of joint venture
    recoveries                                                                      (1,418)                   (1,862)

   Depreciation charged to projects                                                     94                        66
   Equipment purchases                                                                   -                        (8)
   Omai Preferred Share Redemption                                                     413                     1,027
   Other assets and investments                                                         19                        37
                                                                                   -------                   -------
          Net Cash Used in Investing Activities                                       (892)                     (740)
                                                                                   -------                   -------

Financing Activities:
   Repayment of long-term debt                                                        (413)                        -
   Issuance of share capital under options                                               -                       120
   Other                                                                               (19)                      (50)
                                                                                   -------                   -------
       Net Cash Used in Financing Activities                                          (432)                       70
                                                                                   =======                   -------

Decrease in cash                                                                    (2,192)                   (4,416)
Cash and short-term investments, beginning of period                                 7,350                    17,399
                                                                                   -------                   -------
Cash and short-term investments, end of period                                     $ 5,158                   $12,983
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


These financial statements and the accompanying notes should be read in conjunction with the financial statements and related notes included in the annual report on Form 10-K for Golden Star Resources Ltd. (the "Company") for the fiscal year ended December 31, 1998, on file with the Securities and Exchange Commission and with the Ontario Securities Commission (hereinafter referred to as "the Company's 1998 10-K"). All amounts are in United States Dollars unless otherwise stated.

The unaudited financial statements for the three months ended March 31, 1999 and 1998, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

(1)       LIQUIDITY AND GOING CONCERN
          ---------------------------

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


(2)  INVENTORIES
     -----------
                                                                     March 31, 1999            December 31, 1998
                                                                     --------------            -----------------
     Materials and Supplies                                                $172                       $181
                                                                           ----                       ----
                                                                           $172                       $181
                                                                           ====                       ====
(3)  FIXED ASSETS
     --------------
                                                                     March 31, 1999            December 31, 1998
                                                                     --------------            -----------------
     Machinery & Equipment                                              $ 2,851                     $ 2,851
     Accumulated Depreciation                                            (2,314)                     (2,166)
                                                                        -------                     -------
                                                                        $   537                     $   685
                                                                        =======                     =======

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(Unaudited)
(All tabular amounts in thousands of United States Dollars)

(4)  DEFERRED EXPLORATION
     ----------------------
                                                                                                                         Deferred
                               Deferred                                                                                 Exploration
                              Exploration        Capitalized       Capitalized                                         Expenditures
                            Expenditures as      Exploration       Acquisition      Joint Venture      Property           as at
                            at Dec. 31, 1998     Expenditures      Expenditures       Recoveries     Abandonments    March 31, 1999

                           =========================================================================================================

GUYANA
   Eagle Mountain            $ 1,364                 -                 -                -                    -               $ 1,364

   Quartz Hill                 1,347                 -                 -                -                    -                 1,347

   Five Stars Gold (Makapa)      819                 -                 -                -                    -                   819

   Other                          57               321                 -                -                    -                   378

                           ---------------------------------------------------------------------------------------------------------

       Sub-total               3,587               321                 -                -                    -                 3,908

                           ---------------------------------------------------------------------------------------------------------

SURINAME
   Benzdorp / Lawa             3,352                 -                 -                -                    -                 3,352

   Gross Rosebel              14,543               171                 -              (86)                   -                14,628

   Headley's Right of
     Exploration                 313                 1                 -                -                    -                   314

   Thunder Mountain              456                 1                 -                -                    -                   457

   Saramacca                   1,973                 3                 -                -                    -                 1,976

   Sara Kreek                    588                 -                 -                -                    -                   588

   Tempati Reconnaissance        347                 -                 -                -                    -                   347

   Tapanahony
     Reconnaissance              234                 -                 -                -                    -                   234

   Kleine Saramacca              107                 -                 -                -                    -                   107

   Lawa Antino                 2,109                 1                 -                -                    -                 2,110

   Ulemari Reconnaissance        237                 -                 -                -                    -                   237

   Other                         283                36                 -                -                    -                   319

                           ---------------------------------------------------------------------------------------------------------

       Sub-total              24,542               213                 -              (86)                   -                24,669

                           ---------------------------------------------------------------------------------------------------------

FRENCH GUIANA
(Guyanor Ressources S.A.)
   Dorlin                      2,363               215                 -             (114)                   -                 2,464

   St-Elie                     2,377               108                 -                -                    -                 2,485

   Yaou                        7,486               129                 -              (63)                   -                 7,552

   Paul Isnard / Eau
     Blanche                   4,650               241                 -                -                    -                 4,891

   Paul Isnard Alluvials       1,987                 -                 -                -                    -                 1,987

   Dachine                     1,481                53                 -                -                    -                 1,534

                           ---------------------------------------------------------------------------------------------------------

       Sub-total              20,344               746                 -             (177)                   -                20,913

                           ---------------------------------------------------------------------------------------------------------

AFRICA (Pan African
  Resources Corporation)
   Ivory Coast / Comoe         4,304                73                 -                -                    -                 4,377

   Kenya / Ndori               2,565                37                 -                -                    -                 2,602

                           ---------------------------------------------------------------------------------------------------------

       Sub-total               6,869               110                 -                -                    -                 6,979

                           ---------------------------------------------------------------------------------------------------------

LATIN AMERICA (Southern
  Star Resources Ltd.)
   Brazil / Abacaxis           2,498               191                 -                -                    -                 2,689

   Brazil / Other                275                99                 -                -                    -                   374

                           ---------------------------------------------------------------------------------------------------------

       Sub-total               2,773               290                 -                -                    -                 3,063

                           ---------------------------------------------------------------------------------------------------------

OTHER                             88                 1                 -                -                    -                    89

                           ---------------------------------------------------------------------------------------------------------

TOTAL                        $58,203             1,681                 -             (263)                   -                59,621

                           =========================================================================================================



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

(5)  INVESTMENT IN OMAI GOLD MINES LIMITED
     -------------------------------------

Details regarding the Company's investment in the common and preferred share equity of Omai Gold Mines Ltd. and its share of equity losses not recorded for the year ended December 31, 1997 and the quarter ended March 31, 1998 are as follows:

                                                                  Common Shares         Preferred Shares
                                                              ---------------------  ----------------------
     December 31, 1998                                                $  -                 $1,337
     Less:  Preferred Share Redemption                                   -                   (413)
     Add:  Premium on Preferred Share Redemption                         -                    226
                                                                      ----                  ------
     March 31, 1999                                                   $  -                  $1,150
                                                                      ====                  ======

The Company's share of Accumulated Losses at:

     December 31, 1998                                                $(628)
                                                                      =====
     March 31, 1999                                                   $(586)
                                                                      =====

The $0.4 million of preferred shares redeemed in the first quarter were used to reduce the outstanding loan balance to OGML to $2.5 million.

(6)  CHANGES TO SHARE CAPITAL
     ------------------------

During the three months ended March 31, 1999, no shares were issued under options previously granted under the Company's 1997 Stock Option Plan, as amended.

(7)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES
     ------------------------------------------------------------------------

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

(d) Canadian GAAP allows classification of investments which are capable of reasonably prompt liquidation as current assets. As such, all of the Company's investments are included under the caption "short-term investments" on the balance sheet under current assets. U.S. GAAP requires classification as current or long term assets based upon the anticipated maturity date of such instruments. Under U.S. GAAP, cash (and cash equivalents) includes bank deposits, money market instruments, and commercial paper with original maturities of three months or less.
     Canadian GAAP permits the inclusion of temporary investments with maturities greater than 90 days in cash.

(e) The Company eliminated its accumulated deficit through the amalgamation (defined as a quasi-reorganization under U.S. GAAP) effective May 15, 1992. Under U.S. GAAP, the cumulative deficit was greater than the deficit under Canadian GAAP due to the write-off of certain deferred exploration costs described in (a) above.

(f) Under U.S. GAAP, available-for-sale securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of shareholders' equity. Fair value is determined by quoted market prices. The Company has available-for-sale securities as of March 31, 1998.

(g) Under U.S. GAAP, items such as foreign exchange gain and losses are required to be shown separately in derivation of Comprehensive Income.

Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                                      For the three months ended
                                                                             March 31, 1999               March 31, 1998
                                                                       ----------------------------  --------------------------

Net profit (loss) under Canadian GAAP                                           $  (273)                    $  (622)
Net effect of the deferred exploration expenditures on
 loss for the period (a)                                                         (1,418)                     (1,662)

Effect of Omai preferred share redemption (c)                                       189                         466
Foreign exchange loss (gain) (g)                                                    (22)                       (104)
                                                                                -------                     -------
Loss under U.S. GAAP before minority interest                                    (1,524)                     (1,922)
Adjustment to minority interest                                                     165                         185
                                                                                -------                     -------
Loss under U.S. GAAP                                                             (1,359)                     (1,737)
Other comprehensive income foreign exchange loss                                     22                         104
                                                                                -------                     -------
Comprehensive income (g)                                                        $(1,337)                    $(1,633)
                                                                                =======                     =======
Loss per share under U.S. GAAP                                                   $(0.04)                     $(0.05)
                                                                                =======                     =======

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(Unaudited)
(All tabular amounts in thousands of United States Dollars)

The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

Balance Sheet

                                                        As of March 31, 1999                  As of December 31, 1998
                                               ---------------------------------------  -----------------------------------
                                                 Canadian GAAP          U.S. GAAP         Canadian GAAP       U.S. GAAP
                                               ------------------  -------------------  -----------------  ----------------

Cash (d)                                                $  5,158            $   2,168           $  7,350         $   3,145
Short term investments (d)                                     -                1,590                  -             1,590
Other current assets                                         769                  769                866               866
Restricted cash                                                -                    -                  -                 -
Deferred exploration (a)                                  59,621               18,183             58,203            18,183
Investment in Omai Gold Mines Limited (c)                  1,150                    -              1,337                 -
Long-term investments (d)                                      -                1,400                  -             2,615
Other assets                                                 673                  673                841               841
                                                        --------            ---------           --------         ---------
   Total Assets                                         $ 67,371            $  24,783           $ 68,597         $  27,240
                                                        ========            =========           ========         =========

Liabilities                                                3,870                3,870              4,704             4,704
Minority interest (a)                                      5,303                5,351              5,422             5,637
Share capital, net of stock option loans (e)             155,151              152,360            155,151           152,360
Cumulative translation adjustments (b)                         -                1,595                  -             1,595
Accumulated comprehensive income (g)                           -                 (571)                 -              (593)
Deficit (a)(c)                                           (96,953)            (137,822)           (96,680)         (136,463)
                                                        --------            ---------           --------         ---------
   Total Liabilities and Shareholders' Equity
                                                        $ 67,371            $  24,783           $ 68,597         $  27,240
                                                        ========            =========           ========         =========

Statements of Cash Flows

Net cash provided by (used in):

                                         Operating Activities             Investing Activities           Financing Activities
                                         --------------------             --------------------           --------------------
                                        Canadian           U.S.          Canadian          U.S.          Canadian         U.S.
                                          GAAP             GAAP            GAAP            GAAP            GAAP           GAAP
                                         -------         -------          -----          -------          -----           -----
For the three months ended
 March 31, 1999                          $  (868)        $(1,873)          (892)           1,328           (432)           (432)

For the three months ended
 March 31, 1998                          $(3,746)        $(4,342)         $(740)         $(2,681)         $  70           $ 119


The statements of cash flows reflect the impact of the previously discussed adjustments (a) and (c). There were no significant non-cash transactions impacting the statement of cash flows for the quarters ended March 31, 1999 and 1998.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(Unaudited)
(All tabular amounts in thousands of United States Dollars)

                                              Operating Revenues       Net Loss            Identifiable Assets
For the 3 months ended
 March 31, 1999
   South America                                     $  2               $(1,178)                     $18,418
   Africa                                               -                  (110)                       1,051
   Corporate                                          164                   (71)                       5,314
                                                     ----               -------                      -------
                                                     $166               $(1,359)                     $24,783
                                                     ====               =======                      =======

For the 3 months ended
 March 31, 1998
   South America                                     $  1               $(1,281)                     $23,672
   Africa                                               -                  (198)                       1,061
   Corporate                                          260                  (258)                      14,079
                                                     ----               -------                      -------
                                                     $261               $(1,737)                     $38,812
                                                     ====               =======                      =======

(8)    COMMITMENTS AND CONTINGENIES
       ----------------------------

Potential Litigation

On December 17, 1998, SMSE notified Texmine of its intention to terminate the Dieu-Merci option agreement. After several attempts to substantially reduce or eliminate the minimum commitments and property payments specified in the agreement failed, SMSE decided to withdraw from the option agreement. Following the termination of the option agreement, the owner of the Dieu-Merci project demanded from SMSE the sum of ff 2,000,0000 (approximately $350,000), which according to Texmine is owed to it in spite of the termination of the option agreement. SMSE does not believe that such sum is owed and , therefore, intends to defend itself vigorously against any legal action that Texmine may take to obtain payment. There can be no assurance, however, that SMSE will be successful.

(9)  SUBSEQUENT EVENTS
     -----------------

On April 5, 1999, the Company completed the cancellation of David Fennell's stock option loans. As a result of this cancellation of the loans, the issued and outstanding Common Shares of the Company were reduced by 667,792.

On May 5, 1999, the Company agreed to the early repayment of a former executive officer's stock option loan at a discount of 8.8% to its face value resulting in a cash inflow to the Company of $0.6 million.

On May 18, 1999, the Company and Anvil Mining NL ("Anvil") announced that they had been informed by the International Finance Corporation ("IFC") of the acceptance of their offer to purchase 90% of the shares of Bogoso Gold Limited ("BGL") from a consortium of banks led by IFC and Deutsche Investitions und Entwicklungsgesellschaft mbH ("DEG") of Germany, subject to the approval of the boards of the IFC and DEG. Following the completion of the purchase, the Company and Anvil will hold equity interests of 70% and 20%, respectively, in BGL with the Government of Ghana retaining its 10% equity interest. In addition to acquiring 90% of the shares in BGL, the purchase includes the acquisition of existing bank debt of approximately $34 million owed by BGL to the consortium of banks selling BGL. The Company and Anvil will acquire 77.8% and 22.2% of this debt, respectively, and as a result, BGL will have no external bank debt other than the debt acquired by the Company and

Anvil. The acquisition agreement will be signed by the parties once ratified by the boards of directors of IFC and DEG (expected by May 25). The acquisition of the shares and debt of BGL is subject to approval by the Government and Bank of Ghana.

The total purchase consideration for the acquisition of BGL is $17 million, comprising the following: (1) $12 million payable on closing; and (2) $5 million as a deferred payment, payable on the first anniversary of the commencement of commercial mining of the sulfide ore as part of a new sulfide project. Funding for the first $12 million of the acquisition cost will be borne by the Company. The acquisition costs and all other associated costs with interest will be reimbursed from BGL to Golden Star, prior to Anvil receiving any cash flow from BGL.

A standby credit facility for up to US$12 million has been arranged by the Company to effect the purchase. As part of the agreement with the bank vendors the Company has arranged a $2.0 million letter of credit in favor of the vendors, which is non-refundable if the Company fails to meet its obligations under the purchase agreement. As part of the standby credit facility the Company will issue a minimum of 1.5 million common share purchase warrants following the signing of the acquisition agreement and up to an additional 1.5 million under draw down depending on the amount utilized under the facility.
The warrants will have a three year term and will be priced at the signing of the acquisition agreement by the parties, using the 10 day weighted average closing price for the Company shares on the American Stock Exchange. The warrants will be callable by the Company under certain conditions. For each year during the first six years following the acquisition that total production from the Bogoso mine concession is greater than 75,000 ounces, the lender of the credit facility will receive a cash payment of $250,000 per 12 month period, totaling not more than $1,250,000. The loan will bear interest at a rate of 15% per annum compounded monthly, payable in arrears, such rate to be increased to 25% per annum in the event of default until the default is cured. The loan will be secured by a full recourse guarantee by the Company, a first charge on the assets of BGL and a pledge of the common stock and debt of BGL. The Company will have to pay to the lender $250,000 upon signing of the acquisition agreement and an additional $250,000 upon closing of the acquisition.

In May 1999, the Company and certain key executives mutually agreed upon revisions in their employment agreements. In exchange for reductions in their base salaries, the employees if they chose to leave the Company on their own volition before December 31, 1999, will receive a severance package including a lump sum payment representing and agreed upon portion of their salary they would have been entitled to receive through the end of 1999. As of May 1999, the salary component of the voluntary separation severance packages that would be paid under these lump sum payments was approximately $0.4 million. The revised employment contracts include provisions for termination of the employees by the Company "without cause" or as a result of a "change in control". As of May 1999, the salary component of the severance packages that would be paid under the "without cause" and "change in control" provisions was approximately $0.7 million.

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

Results of Operations

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31,
------------------------------------------------------------------------------
1998
----

During the first quarter of 1999, the Company reported a net loss of $0.3 million or $0.01 per share as compared to a net loss of $0.6 million or $0.02 per share for the first quarter of 1998.

Total revenues during the first quarter of 1999 decreased to $0.2 million as compared to $0.3 million during first quarter of 1998, due to the lower average cash balance invested during the period.

General and administrative expenditures decreased to $0.7 million during the first quarter of 1999 as compared to $1.5 million during the first quarter of 1998 due to the Company's cost reduction efforts. Exploration expense for the quarter decreased $0.1 million as a result of reduced exploration activities.

Omai Gold Mines Limited ("OGML"), in which the Company maintains a 30% common share equity interest, reported net income of $0.3 million for the first quarter of 1999 compared to a net income of $3.9 million in the first quarter of 1998. The Omai mine produced 80,694 ounces of gold in the first quarter of 1999. During the first quarter of 1999, the Company recorded redemptions of Class "I" preferred shares of OGML of $0.4 million as compared to $1.0 million in the same period in 1998.

Liquidity and Capital Resources

As of March 31, 1999, the Company held cash and short term investments of $5.1 million ($13.0 million as of March 31, 1998 and $7.4 million as of December 31, 1998) and working capital of $4.6 million ($14.4 million as of March 31, 1998 and $6.5 million as of December 31, 1998).

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

As described in Footnote 9 to the Company's Consolidated Financial Statements included herein, the Company and Anvil Mining NL ("Anvil") currently intend to acquire equity interests in Bogoso Gold Limited ("BGL") from a consortium of banks. Total consideration for the acquisition of BGL is $17 million, consisting of $12 million on closing and $5 million on the first anniversary of the commencement of commercial mining of sulphide ore as part of a new sulphide project. BGL operates the Bogoso gold mine in Ghana, a plus 100,000 ounce per year gold mine located on the Ashanti trend. The Bogoso mine is currently processing oxide and transition ore and has a 2-year mine life on the basis of current reserves. Bogoso also hosts substantial sulphide mineralization, the potential of which will require additional exploration, metallurgical testwork and engineering to confirm its feasibility. Through the transaction, the Company will purchase a 70% common share interest in BGL and 78% of the debt owed to the bank vendors.

The Company currently expects that the acquisition agreement will be signed by the parties once ratified by the boards of directors of International Finance Corporation and Deutsche Investitions and Entwicklungsgesellschaft mbH, anticipated to occur in late May. The acquisition is also subject to approval by the Government and Bank of Ghana. The Company now anticipates closing on the acquisition in July 1999.

The Company provided a $2 million deposit to the sellers by arranging for a letter of credit in that amount to be opened in their favor. If the Company breaches its obligations under the acquisition agreement for BGL, the Company will lose this deposit, materially adversely affecting the Company's liquidity. The Company is entitled to seek cancellation of this letter of credit if the conditions for closing are not satisfied or if the sellers breach their obligations under the acquisition agreement.

Funding of the $12 million purchase price plus costs of the acquisition will also be borne by the Company. For the purpose of obtaining bridge financing for the BGL acquisition, the Company has entered into a bridge facility agreement with a third party financial institution (the "Lender"). The Company expects to fund the $12 million purchase price at least in part with borrowings under this bridge financing. The Company may also use the proceeds of an offering of equity securities of the Company to reduce the amount of this borrowing. The acquisition costs plus all other associated costs plus interest will be repaid from BGL to Golden Star prior to Anvil receiving any cash flow from BGL.

Interest on the bridge financing at the rate of 15% per year will be payable monthly. Upon certain defaults under the bridge financing, the interest rate will be increased to 25% per year until cured. Principal repayments under the bridge financing commence 60 days after the date of the advance and are in 12 equal monthly installments, subject to a maximum of $750,000 per payment plus interest. Any principal remaining unpaid following the final monthly repayment must be repaid within 7 days after such final monthly repayment. The bridge financing may be prepaid at any time without penalty. As security for the repayment of the bridge financing, the Company will guarantee repayment, the common stock and debt of BGL will be pledged to the Lender; and BGL will grant the Lender a first charge on BGL's assets.

For each 12-month period during the first six years following the BGL acquisition that total production from the Bogoso mine concession is greater than 75,000 ounces, the Lender will receive a cash payment of $250,000 per 12-month period, totaling not more than $1.25 million.

Cash used in investing activities of $0.9 million for the three months ended March 31, 1999 increased as compared to $0.7 million for the three months ended March 31, 1998, primarily due to a decrease in OGML preferred share redemptions of $0.6 million offset by a reduction in exploration spending of $0.4 million.

Cash used in financing activities of $0.4 million for period increased as compared to cash provided by $0.1 million for the corresponding period in 1998 due to the repayment of long-term debt due to OGML of $0.4 million. There were no issuances of share capital as compared to $0.1 million in the first quarter of 1998.

As at March 31, 1999, the Company held consolidated cash and short-term investments of $5.2 million. The Company has budgeted expenditures of $4.4 million for the remainder of 1999, excluding the effect of the BGL acquisition. Without any other financing or capital raising transaction such as the sale of assets, and excluding the effect of the BGL acquisition, the Company anticipates it will have a consolidated cash position of $0.9 million at the end of 1999. This would materially and adversely affect our ability to continue as a going concern. The Company expects that cash flow from operations of BGL will be sufficient to cover debt service and principal payments on the bridge financing. The extent of any additional cash flow from BGL in excess of debt service and principal payments will depend on the amount, if any, of proceeds from an offering of equity securities to reduce the amount of the BGL bridge facility.

Africa (Pan African Resources Corporation)
------------------------------------------

Total exploration expenditures by PARC in Africa for the first quarter of 1999 amounted to $0.1 million (compared to $0.3 million in the first quarter of 1998), and primarily reflect expenditures on exploration activities in the Ivory Coast and Kenya.

French Guiana (Guyanor Ressources S.A.)
---------------------------------------

Total exploration expenditures by Guyanor for the first quarter amounted to $0.7 million, offset by joint venture recoveries of $0.2 million (compared to expenditures of $1.0 million and joint venture recoveries of $0.7 million in the first quarter of 1998). Activities in French Guiana focused primarily on further work at Yaou and Dorlin, St-Elie and Paul Isnard. General and administrative expenditures for Guyanor which were not reimbursed by joint venture partners amounted to $0.4 million for the quarter ended March 31, 1999 (compared to $0.5 million in the first quarter of 1998).

Guyana
------

Exploration and acquisition expenditures in the first quarter of 1999 in Guyana amounted to $0.3 million (compared to $0.5 million during the first quarter of 1998). Activities in Guyana focused primarily on the restructuring of the Guyana exploration activities and the recovery of cash to property bonds on projects abandoned.

Suriname
--------

Exploration expenditures in Suriname during the first quarter of 1999 focused principally on the Gross Rosebel project. Total spending in Suriname in the period of $0.2 million was offset by joint venture recoveries of $0.1 million (as compared to expenditures of $0.5 million and recoveries of $0.4 million during the first quarter of 1998). The reduction is primarily a result of the placement of the Gross Rosebel project on care and maintenance pending improved gold prices and resolution of certain development issues.

Southern Star Resources Ltd.
----------------------------

Exploration expenditures for the first quarter of 1999 of $0.3 million as compared to $0.7 million during the first quarter of 1998 by Southern Star decreased due to decreased exploration activities. Expenditures related primarily to the Abacaxis project in Brazil.

Year 2000 Compliance

The Company recognizes the importance of ensuring that its business operations are not disrupted as a result of Year 2000 problems. The Company has prepared a three step plan to identify and resolve Year 2000 issues. First, the Company has compiled an inventory of its Information Technology ("IT") systems, and non-IT systems (which are those which typically include "embedded" technology such as microprocessors or chips) and performing a survey of the state of Year 2000 readiness of third party suppliers, vendors, joint venture partners and OGML. Second, the Company has prioritized the IT and non-IT systems and vendor responses. Third, the Company has prepared a Year 2000 testing plan to assess the ability of IT and non-IT systems to handle the Year 2000. Those systems that are not Year 2000 compliant are being modified or replaced to ensure that they are Year 2000 compliant. These steps are in various stages of completion. The Company anticipates that all steps will be completed by June 30, 1999. The Company estimates the internal and external cost of Year 2000 compliance to be approximately $0.1 million. To date the Company has spent approximately 15% of this estimated goal.

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

The Company is undertaking a contingency planning effort to identify alternatives that could be used to mitigate the effects of Year 2000 related failures. The Company maintains printed back-up of all material transactions which could facilitate the continuation of business operations and remediation of data loss in the event of a system failure.

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

On December 17, 1998, SMSE notified Texmine of its intention to terminate the Dieu-Merci option agreement. After several attempts to substantially reduce or eliminate the minimum commitments and property payments specified in the agreement failed, SMSE decided to withdraw from the option agreement. Following the termination of the option agreement, the owner of the Dieu-Merci project demanded from SMSE the sum of FF 2,000,0000 (approximately $350,000), which according to Texmine is owed to it in spite of the termination of the option agreement. SMSE does not believe that such sum is owed and , therefore, intends to defend itself vigorously against any legal action that Texmine may take to obtain payment. There can be no assurance, however, that SMSE will be successful.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)       Exhibits

          27   Financial Data Schedule

(b) The Company filed with the Securities and Exchange Commission ("SEC") on February 5, 1999 a Form 8-K concerning changes in the management of the Company as well as a business update. The Company also filed with the SEC on March 1, 1999 a Form 8-K announcing the appointment of Mr. James E. Askew as President and Chief Executive Officer of the Company.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    GOLDEN STAR RESOURCES LTD.



                    By:   /s/ James E. Askew
                          ------------------------------------------
                          James E. Askew
                          President and Chief Executive Officer



                    By:   /s/ Gordon J. Bell
                          ------------------------------------------
                          Gordon J. Bell
                          Vice President and Chief Financial Officer


May 24, 1999