Form 10-Q
period 1999-06-30
GOLDEN STAR RESOURCES LTD
filed 1999-08-18
CIK 903571

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                                  __________

                                   FORM 10-Q
                                  __________

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period ended June 30, 1999

                                      or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes X    No ___
   ---

Number of Common Shares outstanding as of August 12, 1999: 29,638,231.

                          GOLDEN STAR RESOURCES LTD.

                                     INDEX


Part I -  Financial Information

          Item 1.   Financial Statements................................     1

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition, Results of Operations and Recent
                    Developments........................................    13

Part II - Other Information

          Item 1.   Legal Proceedings...................................    17

          Item 4.   Submission of Matters to a Vote of the Security
                    Holders.............................................    17

          Item 6.   Exhibits and Reports on Form 8-K....................    18

Signatures..............................................................    19

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

                        Part I - Financial Information

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                          GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)

--------------------------------------------------------------------------------

                                                                        (Unaudited)
                                                                       As of June 30,         As of December 31,
ASSETS                                                                      1999                     1998
                                                                       --------------         ------------------
CURRENT ASSETS
     Cash and short-term investments                                      $     942                $  7,350
     Accounts receivable                                                        394                     511
     Inventories                                                                163                     181
     Other assets                                                                88                     174
                                                                          ---------                --------
          Total Current Assets                                                1,587                   8,216

RESTRICTED CASH                                                               2,200                       -
DEFERRED EXPLORATION                                                         57,420                  58,203
INVESTMENT IN OMAI GOLD MINES LIMITED                                           904                   1,337
DEFERRED ACQUISITION COSTS                                                    1,085                       -
FIXED ASSETS                                                                    481                     685
OTHER ASSETS                                                                     93                     156
                                                                          ---------                --------
          Total Assets                                                    $  63,770                $ 68,597
                                                                          =========                ========

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                             $     989                $    921
     Accrued wages and payroll taxes                                            631                     779
                                                                          ---------                --------
          Total Current Liabilities                                       $   1,620                $  1,700

LONG-TERM DEBT                                                                1,993                   2,948
OTHER LIABILITIES                                                                32                      56
                                                                          ---------                --------
          Total Liabilities                                                   3,645                   4,704
                                                                          ---------                --------

MINORITY INTEREST                                                             5,200                   5,422
                                                                          ---------                --------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                               155,872                 159,163
     (Common shares, without par value, unlimited shares
      authorized.  Shares issued and outstanding:  June 30, 1999 -
      29,638,231; December 31, 1998 - 30,292,249)

     Stock option loans                                                           -                  (4,012)
DEFICIT                                                                    (100,947)                (96,680)
                                                                          ---------                --------
     Total Shareholders' Equity                                              54,925                  58,471
                                                                          ---------                --------
          Total Liabilities and Shareholders' Equity                      $  63,770                $ 68,597
                                                                          =========                ========

  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                    Three Months                         Six Months
                                                                    Ended June 30                       Ended June 30
                                                          ---------------------------------  -----------------------------------

                                                                1999             1998              1999               1998
                                                                ----             ----              ----               ----
REVENUE
Precious metals sales                                         $         -      $         -      $           -      $          -
 Interest and other                                                    56              156                222               417
                                                              -----------      -----------      -------------      ------------
                                                                       56              156                222               417

COSTS AND EXPENSES
 Depreciation                                                          28               61                 82               120
 General and administrative                                         1,164            1,927              1,862             3,456
 Exploration expense                                                    5               83                 52               241
 Abandonment and impairment of mineral properties                   3,263                -              3,263                 -
 Loss (gain) on sale of assets                                         (8)               -                 (8)                -
 Interest and bank charges                                              6                4                 12                15
 Foreign exchange loss (gain)                                          (9)              22                (31)              (82)
                                                              -----------      -----------      -------------      ------------
                                                                    4,449            2,097              5,232             3,750

LOSS BEFORE THE UNDERNOTED                                         (4,393)          (1,941)            (5,010)           (3,333)

Equity in earnings of Omai Gold Mines Limited                           -              170                  -               170
Omai Preferred Share Redemptions                                      297              268                522               829
                                                              -----------      -----------      -------------      ------------
Net loss before minority interest                                  (4,096)          (1,503)            (4,488)           (2,334)
Minority interest loss                                                103              260                222               469
                                                              -----------      -----------      -------------      ------------

NET LOSS                                                      $    (3,993)     $    (1,243)     $      (4,266)     $     (1,865)
                                                              ===========      ===========      =============      ============

BASIC AND DILUTED LOSS PER SHARE                              $     (0.13)     $     (0.04)     $       (0.14)     $      (0.06)
                                                              ===========      ===========      =============      ============

Weighted Average Shares Outstanding
(Millions of shares)                                                 30.0             30.0               30.0              30.0
                                                              ===========      ===========      =============      ============

  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Stated in thousands of United States Dollars)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                                     Six Months Ended            Six Months Ended
                                                                                      June 30, 1999               June 30, 1998
                                                                                     ----------------            ----------------
Operating Activities:
  Net loss                                                                                $(4,266)                    $(1,865)
  Reconciliation of net loss to net cash used in operations:
      Depreciation                                                                             82                         120
      Premium on Omai Preferred Share Redemptions                                            (522)                       (829)
      Abandonment and write-down of mineral properties                                      3,263                           -
      Equity in earnings of Omai Gold Mines Limited                                             -                        (170)
      Gain on sale of assets                                                                  (70)                          -
      Minority interest loss                                                                 (222)                       (469)
  Changes in non-cash operating working capital                                               141                      (1,155)
                                                                                          -------                     -------
          Net Cash Used in Operating Activities                                            (1,594)                     (3,430)
                                                                                          -------                     -------

Investing Activities:
  Expenditures on mineral properties, net of joint venture
   recoveries                                                                              (2,480)                     (6,050)
  Depreciation charged to projects                                                            103                         184
  Equipment purchases                                                                          (5)                        (22)
  Proceeds from sale of equipment                                                              94                           -
  Increase in deferred acquisition costs                                                   (1,085)                          -
  Omai Preferred Share Redemptions                                                            956                       1,517
  Other assets                                                                                 62                          38
                                                                                          -------                     -------
          Net Cash Used in Investing Activities                                            (2,355)                     (4,333)
                                                                                          -------                     -------

Financing Activities:
  Restricted cash                                                                          (2,200)                        250
  Loss on settlement of stock option loans                                                     62                           -
  Repayment of stock option loans                                                             638                           -
  Issuance of share capital                                                                    22                         923
  Repayment of long term debt                                                                (956)                          -
  Issuance of share capital under options                                                       -                         205
  Change in other liabilities                                                                 (25)                         39
                                                                                          -------                     -------
          Net Cash Provided by Financing Activities                                        (2,459)                      1,417
                                                                                          -------                     -------

Decrease in cash                                                                           (6,408)                     (6,346)
Cash and short-term investments, beginning of period                                        7,350                      17,399
                                                                                          -------                     -------
Cash and short-term investments, end of period                                            $   942                     $11,053
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

The statements of cash flows include the following non-cash items:

During the six months ended June 30, 1999, 679,012 shares were canceled that were previously issued for options granted under the Company's Stock Option Plan. The related stock option loans, principally to one former officer, amounting to $3.3 million and secured only by the shares were also canceled.

These financial statements and notes thereto should be read in conjunction with the financial statements and related notes included in the annual report on Form 10-K for Golden Star Resources Ltd. (the "Company" or "Golden Star") for the fiscal year ended December 31, 1998, on file with the Securities and Exchange Commission and the Ontario Securities Commission (hereinafter referred to as "the Company's 1998 10-K"). All amounts are in United States dollars unless otherwise stated.

The unaudited financial statements as of June 30, 1999, and for the six months ended June 30, 1999 and 1998, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.


(1)  INVENTORIES
     -----------

                                     June 30, 1999     December 31, 1998
                                     -------------     -----------------
Materials and Supplies                  $   163              $   181
                                        -------              -------
                                        $   163              $   181
                                        =======              =======

(2)  FIXED ASSETS
     ------------

                                     June 30, 1999     December 31, 1998
                                     -------------     -----------------
Machinery & Equipment                   $ 2,951              $ 2,851
Accumulated Depreciation                 (2,470)              (2,166)
                                        -------              -------
                                        $   481              $   685
                                        =======              =======

(3)  DEFERRED EXPLORATION
     --------------------

                                          Deferred
                                          Exploration                                           Property       Deferred Exploration
                                          Expenditures   Capitalized   Capitalized   Joint      Impairments &  Expenditures
                                          as at          Exploration   Acquisition   Venture    Abandonments   as at
                                          Dec. 31, 1998  Expenditures  Expenditures  Recoveries                June 30, 1999
                                          ==========================================================================================
GUYANA
   Eagle Mountain                              $ 1,364       $    -        $    -       $    -   $      -           $  1,364
   Quartz Hill                                   1,347            -             -            -          -              1,347
   Five Stars Gold (Makapa)                        819            -             -            -          -                819
   Other                                            57          332             -            -          -                389
                                          ------------------------------------------------------------------------------------------
       Sub-total                                 3,587          332             -            -          -              3,919
                                          ------------------------------------------------------------------------------------------
SURINAME
   Benzdorp / Lawa                               3,352            -             -            -          -              3,352
   Gross Rosebel                                14,543          343             -         (213)         -             14,673
   Headley's Right of Exploration                  313            1             -            -          -                314
   Thunder Mountain                                456            1             -            -          -                457
   Saramacca                                     1,973            2             -           (6)         -              1,969
   Sara Kreek                                      588            -             -            -          -                588
   Tempati Reconnaissance                          347            1             -            -          -                348
   Tapanahony Reconnaissance                       234            -             -            -          -                234
   Kleine Saramacca                                107            -             -            -          -                107
   Lawa Antino                                   2,109           23             -            -          -              2,132
   Ulemari Reconnaissance                          237            -             -            -          -                237
   Other                                           283          108             -            -          -                391
                                          ------------------------------------------------------------------------------------------
       Sub-total                                24,542          479             -         (219)         -             24,802
                                          ------------------------------------------------------------------------------------------
FRENCH GUIANA
(Guyanor Ressources S.A.)
   Dorlin                                        2,363          506             -         (251)         -              2,618
   St-Elie                                       2,377          170             -            -          -              2,547
   Yaou                                          7,486          261             -         (119)         -              7,628
   Paul Isnard / Eau Blanche                     4,650          476             -            -          -              5,126
   Paul Isnard Alluvials                         1,987            -             -            -          -              1,987
   Other                                             -           23             -            -          -                 23
   Dachine                                       1,481          137             -            -          -              1,618
                                          ------------------------------------------------------------------------------------------
       Sub-total                                20,344        1,573             -         (370)         -             21,547
                                          ------------------------------------------------------------------------------------------
AFRICA (Pan African Resources Corporation)
   Ivory Coast / Comoe                           4,304          147             -            -          -              4,451
   Kenya / Ndori                                 2,565           48             -            -          -              2,613
                                          ------------------------------------------------------------------------------------------
       Sub-total                                 6,869          195             -            -          -              7,064
LATIN AMERICA (Southern Star Resources
Ltd.)
   Brazil / Abacaxis                             2,498          400             -            -     (2,898)                 -
   Brazil / Other                                  275           90             -            -       (365)                 -
                                          ------------------------------------------------------------------------------------------
       Sub-total                                 2,773          490             -            -     (3,263)                 -
                                          ------------------------------------------------------------------------------------------
OTHER                                               88            -             -            -          -                 88
                                          ------------------------------------------------------------------------------------------
TOTAL                                          $58,203       $3,069        $    -       $ (589)  $ (3,263)          $ 57,420
                                          ==========================================================================================

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

(4)  INVESTMENT IN OMAI GOLD MINES LIMITED
     -------------------------------------

Details regarding the Company's investment in the common and preferred share equity of Omai Gold Mines Ltd. ("OGML") and its share of equity losses not recorded for the year ended December 31, 1998 and the six months ended June 30, 1999, are as follows:

                                                Common Shares   Preferred Shares
                                                -------------   ----------------
December 31, 1998                                   $  -             $1,337
                                                    ----             ------
Less: Preferred Share Redemption                       -               (956)
Add:  Premium on Preferred Share Redemption            -                523
                                                    ----             ------
June 30, 1999                                       $                $  904
                                                    ====             ======

The Company's share of Accumulated Losses at:

    December 31, 1998                  $(628)
                                       =====
    June 30, 1999                      $(751)
                                       =====

The approximate $1.0 million of preferred shares redeemed during the six months ended June 30, 1999 were used to reduce the outstanding loan balance to OGML to $2.0 million.

(5)  CHANGES TO SHARE CAPITAL
     ------------------------

During the six months ended June 30, 1999, 24,994 shares were issued under the Company's Employees' Stock Bonus Plan. Also during the six months ended June 30, 1999, 679,012 shares were canceled that were previously issued for options granted under the Company's Stock Option Plan. The related stock option loans, principally to one former officer, amounting to $3.3 million and secured only by the shares were also canceled. During the quarter, the Company negotiated a repayment of one former officer's stock option loan in the amount of $0.6 million which was paid in full in May 1999. [See also Note 9]

(6)  ACQUISITION OF BOGOSO GOLD LIMITED
     ----------------------------------

On June 1, 1999, the Company and Anvil Mining NL ("Anvil") reached agreement with a consortium of banks represented by International Financie Corportation and Deutsche Investitions und Entwicklungsgesellschaft mbH of Germany pursuant to which they agreed to purchase 90% of the shares and 100% of the bank debt of Bogoso Gold Limited ("BGL") for a total purchase price of $17 million, $12 million of which was to be payable on closing and $5 million on the first anniversary of the commencement of commercial mining as part of a new sulphide project. Following the completion of the purchase, the Company and Anvil will hold equity interests of 70% and 20%, respectively, in BGL with the Government of Ghana retaining its 10% equity interest. In addition to acquiring 90% of the shares in BGL, the purchase includes the acquisition of existing bank debt of approximately $34 million owed by BGL to the consortium of banks selling BGL. The Company and Anvil will acquire 77.8% and 22.2% of this debt, respectively, and as a result, BGL will have no external bank debt other than the debt acquired by the Company and Anvil. The acquisition of the shares and debt of BGL is subject to approvals of the Government and Bank of Ghana.

A standby credit facility for up to $12 million has been arranged by the Company to effect, if required, the purchase. As part of the agreement with the bank vendors, the Company has arranged a $2.0 million letter of credit in favor of the vendors, which is non-refundable if the Company fails to meet its obligations under the purchase agreement. In connection with the credit facility, the Company issued 1.5 million common share purchase warrants to the lender, each of which entitle it to purchase one of our common shares at an exercise price of $0.7063. The lender's right to exercise these warrants will expire on June 9, 2002. We have also agreed that we will issue a further number of warrants, at the time any amounts under the credit facility are advanced, equal to 3.0 million multiplied by the ratio of (a) the amount of the credit facility divided by (b) $12 million, less 1.5 million. Accordingly, if we borrow less than $6.0 million, we will not issue any additional warrants to the lender. [See also Note 9]

(7)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND
     ------------------------------------------------------
     THE UNITED STATES
     -----------------

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

(f) Under U.S. GAAP, available-for-sale securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of shareholders' equity. Fair value is determined by quoted market prices. (The Company has available-for-sale securities as of June 30, 1999.)

(g) Under U.S. GAAP, items such as foreign exchange gains and losses are required to be shown separately in derivation of Comprehensive Income.

Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                                      For the six months ended
                                                                               June 30, 1999             June 30, 1998
                                                                               -------------             -------------
Net loss under Canadian GAAP                                                      $(4,266)                   $(1,865)
Net effect of the deferred exploration expenditure on loss
for the period (a)                                                                    429                     (5,850)

Effect of Omai preferred share redemption (c)                                         433                        688
Foreign exchange loss (gain) (g)                                                      (31)                       (82)
                                                                                  --------                   --------
Loss under U.S. GAAP before minority interest                                      (3,435)                    (7,109)
Adjustment to minority interest                                                       515                        361
                                                                                  --------                   --------
Loss under the U.S. GAAP                                                           (2,920)                    (6,748)
Other comprehensive income foreign exchange loss                                       31                         82
                                                                                  --------                   --------
Comprehensive income (g)                                                           (2,889)                    (6,666)
                                                                                  ========                   ========
Loss per share under U.S. GAAP                                                    $ (0.10)                   $ (0.22)
                                                                                  ========                   ========

The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

Balance Sheet

                                              As of June 30, 1999                      As of December 31, 1998
                                              -------------------                      -----------------------
                                         Canadian GAAP      U.S. GAAP             Canadian GAAP          U.S. GAAP
                                         -------------      ---------             -------------          ---------
Cash (d)                                   $     942        $     763                $  7,350            $   3,145
Short-term investments (d)                         -                -                       -                1,590
Other current assets                             645              645                     866                  866
Restricted cash                                2,200            2,200                       -                    -
Deferred exploration (a)                      57,420           17,830                  58,203               18,183
Investment in Omai Gold                          904                -                   1,337                    -
   Mines Limited (c)
Deferred acquisition costs                     1,085            1,085                       -                    -
Long-term investments (d) (f)                      -              179                       -                2,615
Other assets                                     574              574                     841                  841
                                           ---------        ---------                --------            ---------
        Total Assets                       $  63,770        $  23,276                $ 68,597            $  27,240
                                           =========        =========                ========            =========

Liabilities                                    3,645            3,645                   4,704                4,704
Minority interest (a)                          5,200            4,898                   5,422                5,637
Share capital, net of stock option           155,872          153,083                 155,151              152,360
   loans (e)
Cumulative translation                             -            1,595                       -                1,595
   adjustments (b)
Accumulated comprehensive                          -             (562)                      -                 (593)
   Income (g)
Deficit (a) (c)                             (100,947)        (139,383)                (96,680)            (136,463)
                                           ---------        ---------                --------            ---------
        Total Liabilities and              $  63,770        $  23,276                $ 68,597            $  27,240
        Shareholders' Equity               =========        =========                ========            =========


Statements of Cash Flows

                                               Operating                 Investing                       Financing
Net cash provided by (used in):                Activities                Activities                      Activities
                                               ----------                ----------                      ----------
                                       Canadian           U.S.      Canadian        U.S.        Canadian             U.S.
                                         GAAP             GAAP        GAAP          GAAP          GAAP               GAAP
                                         ----             ----        ----          ----          ----               ----
For the six months ended
   June 30, 1999                       $ (1,594)        $(3,120)     $(2,355)     $ 3,196        $(2,459)          $(2,459)
For the six months ended
   June 30, 1998                       $ (3,430)        $(7,534)     $(4,333)     $(2,680)       $ 1,417           $ 1,378

The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (e) (g) and the following non-cash items:

During the six months ended June 30, 1999, 679,012 shares were canceled that were previously issued for options granted under the Company's Stock Option Plan. The related stock option loans, principally to one former officer, amounting to $3.3 million and secured only by the shares were also canceled.

Operations by Geographic Area under U.S. GAAP

                                      Operating Revenues                Net Loss               Identifiable Assets
For the six months ended June
 30, 1999
   South America                           $  9                         $ (2,654)                     $17,863
   Africa                                     -                             (195)                       1,015
   Corporate                                213                              (71)                       4,398
                                           ----                          -------                      -------
                                           $222                          $(2,920)                     $23,276
                                           ====                          =======                      =======

For the six months ended June
 30, 1998
   South America                           $  -                          $(3,901)                     $21,653
   Africa                                     3                           (2,299)                       1,189
   Corporate                                414                             (548)                      11,884
                                           ----                          -------                      -------
                                           $417                          $(6,748)                     $34,726
                                           ====                          =======                      =======


(8)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Potential Litigation

On December 17, 1998, Societe des Mines de St. Elie ("SMSE") notified Texmine of its intention to terminate the Dieu-Merci option agreement. After several attempts to substantially reduce or eliminate the minimum commitments and property payments specified in the agreement failed, SMSE decided to withdraw from the option agreement. Following the termination of the option agreement, the owner of the Dieu-Merci project demanded from SMSE the sum of FF 2,000,0000 (approximately $350,000), which according to Texmine is owed to it in spite of the termination of the option agreement. SMSE does not believe that such sum is owed. A judgment was received on June 30, 1999 by a judge of the Tribunal of Grande Instance of Cayenne. The judge concluded that he did not have the authority to hear this case. There can be no assurance that SMSE will not appeal this decision or bring this litigation to arbitration. SMSE intends to defend itself vigorously against any other legal action that Texmine may take to obtain payment.

Letters of Credit and Guarantee

On April 30, 1999, the Company restricted and transferred $2.2 million as a deposit for the $2.0 million letter of credit issued in connection with the acquisition of BGL. This letter of credit was arranged in favor of the vendors of BGL and is non-refundable if the Company fails to meet its obligations under the purchase agreement. This letter of credit will be used to satisfy a portion of the acquisition cost.

(9)  SUBSEQUENT EVENTS
     -----------------

On August 5, 1999, the Company announced results of a recent, independently conducted scoping study for the Gross Rosebel project in Suriname, 50% held by the Company and 50% by Cambior Inc. ("Cambior"). The study is part of the Company's ongoing efforts to evaluate possible development options for the Company's most advanced assets under the current, low gold price environment. The Gross Rosebel scoping study was evaluated under a $250/ounce gold price scenario. Following favorable results from metallurgical studies that indicated excellent heap leach recovery characteristics for Gross Rosebel soft rock ores, the existing block model prepared by Cambior was updated to reflect a $200 and $250 gold price and appropriate heap leach operating costs and cutoff grades. The resulting estimate of mineralized material (equivalent to measured and indicated resources under Canadian and Australian definitions) calculated at a $200 gold price is approximately 9.8 million tonnes at a grade of 2.4 g Au/t, including 10% mining dilution, with a stripping ratio of 1.4 tonnes of waste per tonne of ore. Using a $250 gold price, the resulting estimate of mineralized material is approximately 26.8 million tonnes at a grade of 1.7g Au/t, including 10% mining dilution, with a stripping ratio of 1.6 tonnes of waste per tonne of
ore.   In both cases, over 97% of the revised mineralized material represents soft rock material.

The scoping study indicates the potential for commercial development of Gross Rosebel as a smaller, relatively high grade heap leach operation, even at current gold prices. However, it is a preliminary study with more work required before a final feasibility study can be commenced, including further agglomeration test work, load permeability tests and further heap design, water balance, and solution management studies. Cambior, manager and operator of Gross Rosebel under the existing agreement with the Company, has been briefed on the study and its results. Discussions are underway between the Company and Cambior regarding the best approach to advance the project in light of the scoping study. Grassalco, the Surinamese state mining company, has an option to acquire a 20% interest in Gross Rosebel and will be briefed on the study and any further evaluation work.

On August 10, 1999, the Company and Anvil announced that they had renegotiated the terms of their offer with the consortium of banks, as discussed in Note 6. Subject to the approval of the Board of Directors of the sellers, the sellers agreed to reduce the initial up-front payment of $12 million to $6.5 million. As originally agreed, Golden Star and Anvil must still pay $5 million to the sellers upon the first anniversary of the commencement of commercial mining of sulphide ore at Bogoso. In consideration of the reduction of the initial payment, Golden Star and Anvil will make future additional payments to the sellers, related to changes in the gold price and the potential acquisition of ore from Ghana outside of the Bogoso concessions for processing at the Bogoso mill. These additional payments are capped at $10 million and are expected to be funded from Bogoso's cash flow. The gold price related payments are due as to 50% one year after closing and 50% at the earlier of production ceasing or the second anniversary after closing. These payments are equal to $183,333 multiplied by the amount, if any, that the average daily gold price (on the London Bullion Market) over the period from closing to the payment dates exceeds $255 per ounce. For instance, if the gold price averages $285 per ounce over the next two years, Golden Star and Anvil will pay the sellers an extra $5.5 million as a purchase price adjustment. The payment made on the first anniversary of the acquisition will be non refundable and credited against any payment due on the second anniversary. The resource acquisition linked payment will be triggered if minable reserves equivalent to 50,000 ounces of gold are acquired elsewhere in Ghana for processing at the Bogoso mill, Golden Star and Anvil will make an additional payment to the sellers on the second anniversary of $2.0 million, irrespective of the gold price, but subject to the $10 million cap. These amounts will be amortized over the remaining life of the mine.

The Company will still be required to pay the sellers an additional $5.0 million on the first anniversary of commencement of sulphide production at BGL. Due to the uncertain nature of this contingent consideration, no liability has been recorded as part of the purchase price allocation. This payment, if made, will be amortized over the remaining life of the mine.

On August 17, 1999, the Company announced that it had entered into an agency agreement in connection with a United States offering, on a best efforts basis of up to $8,487,500 comprised of: (a) up to $5,250,000 of 7.5% Subordinated Convertible Debentures due 2004 (the "Debentures") at par, together with 200 common share purchase warrants for each $1000 face value of Debentures issued (each warrant, a "Debenture Warrant", to purchase one common share of the Company for a four-year term after the closing of the offering at $1.50 during the first two year of the term and at $1.75 during the balance of the term after the closing of the offering; and (b) up to 6,475,000 units at $0.50 per unit, each unit consisting of one Common Share and one-half of a common share purchase warrant (each whole warrant, a "Unit Warrant", to purchase one additional common share at $0.70 for a period of 18 months).

Assuming the completion of the total offering, and without giving effect to the exercise of the warrants, the Company expects to receive net proceeds, after deducting approximately $1.3 million for agency fees and offering expenses, of approximately $7.2 million, $4.5 million of which will be used to fund the purchase price payment of an interest in BGL and the balance of the net proceeds of the offering will be used for expenses of the offering and working capital and general corporate purposes. The closing of the offering is scheduled to take place on or about August 19, 1999. The offering is subject to regulatory approvals. Pursuant to the agency agreement, 50% of the gross proceeds of the offering will be held in escrow until the closing of the acquisition of BGL. The Company currently anticipates that the acquisition of BGL will close in September. There can be no assurance that the offering and the acquisition of BGL will close.


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

Results of Operations

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998
-----------------------------------------------------------------------------

During the second quarter of 1999, the Company recognized a net loss of $4.0 million or $0.13 per share as compared to a net loss of $1.2 million or $0.04 per share for the second quarter of 1998. During the second quarter of 1999, the Company recorded $3.3 million in property abandonment charges and write-downs compared to nil million for the similar period in 1998.

For the six months ended June 30, 1999, the Company recognized a net loss of $4.3 million or $0.14 per share, compared to a loss of $1.9 million or $0.06 per share for the similar period in 1998. The increased loss in the 1999 period is primarily attributable to increased property write-downs in 1999 ($3.3 million) and ongoing cost reductions coupled with lower revenues in 1999.

Total revenues of $0.1 million during the second quarter of 1999 (as compared to $0.2 million for the second quarter of 1998) decreased due to reduced cash balances.

General and administrative expenditures decreased to $1.2 million during the second quarter of 1999 as compared to $1.9 million during the second quarter of 1998. For the six months ended June 30, 1999, general and administrative expenditures decreased to $1.9 million as compared to $3.5 million for the similar period last year. These decreases were due to the Company's ongoing cost reduction efforts.

Omai Gold Mines Limited ("OGML"), in which the Company maintains a 30% common share equity interest, reported net loss of $0.4 million for the second quarter of 1999 and $0.1 million for the six months ended June 30, 1999, compared to a net income of $2.0 million in the second quarter of 1998 and a net income of $5.9 million for the six months ended June 30, 1998. During the six months ended June 30, 1999, OGML produced 152,559 ounces of gold, compared to 163,363 ounces during the first six months of 1998. The Company recorded Class "I" preferred share redemptions from OGML of $1.0 million for the six months ended June 30, 1999, as compared to $1.5 million in the same period in 1998.

Liquidity and Capital Resources

As of June 30, 1999, the Company held cash and short term investments of $0.9 million ($11.1 million as of June 30, 1998) and working capital of approximately $0.1 million ($11.2 million as of June 30, 1998). The decrease in cash resources and working capital resulted from the expenditures on the Company's exploration and acquisition activities during the second half of 1998 and the first six months of 1999. The decrease is also attributed to a transfer of $2.2 million to restricted cash due to the pending BGL acquisition.

The Company must rely primarily on the capital markets to fund its operations and exploration activities until it can achieve sustained positive cash flow from mining operations. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital to fund its exploration and development efforts. The current market for gold shares is weak and equity capital is difficult to obtain. The Company anticipates that additional capital will be required in 1999 in order to fund operations and exploration activities. The Company is exploring various transactions which would enable it to have sufficient capital to continue its operations. Various transactions being considered include mergers with other companies, acquisitions, and the issuance of new equity and debt securities. Other sources for such capital may include, among other things, the establishment of joint ventures and sale of property interests.

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

The Company anticipates that its current cash balances, together with proceeds from the redemption of preferred shares of OGML, proceeds from the exercise of warrants, financing provided by joint venture partners, the sale of property interests or assets and the sale of common shares and debt securities including the completion of a proposed sale of convertible debentures and equity units (refer to Note 9) combined with operating cash flows from the Bogoso acquisition will be sufficient to fund anticipated operating and exploration expenditures for 1999 and 2000.

Cash used in investing activities of $2.4 million for the six months ended June 30, 1999 (as compared to $4.3 million for the six months ended June 30, 1998) decreased primarily due to $1.1 million spent for deferred acquisition costs offset by the reduction in expenditures on exploration projects.

Cash used in financing activities of $2.5 million for the six months ended June 30, 1999 (as compared to $1.4 million provided by financing activities for the six months ended June 30, 1998). The increase results from the repayment received on stock option loans, the $1.0 million repayment of long term debt, the increase in restricted cash of the $2.2 million non-refundable deposit relating to the pending BGL acquisition and a decrease in the proceeds from issuance of share capital of $0.9 million. Share capital increased by approximately $0.1 million for the six months ended June 30, 1999, compared with an increase of $1.1 million during the six months ended June 30, 1998, due to the bonus shares issued.

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

The Company has been and is subject to a further listing review after the filing of the third quarter 10-Q by the American Stock Exchange and there can be no assurance that continued listing will be granted.

Africa (Pan African Resources Corporation)
------------------------------------------

Total exploration and acquisition expenditures in Africa for the second quarter of 1999 amounted to $0.1 million (compared to $2.1 million during the second quarter of 1998) and $0.2 million for the first six months of 1999 (compared to $2.4 million for the first six months of 1998). Expenditures in 1999 primarily reflect exploration activities in the Ivory Coast and Kenya.

French Guiana (Guyanor Ressources S.A.)
---------------------------------------

Total exploration expenditures by Guyanor for the second quarter amounted to $0.8 million, offset by joint venture recoveries of $0.2 million (compared to expenditures of $0.9 million and joint venture recoveries of $0.1 million in the second quarter of 1998). Activities in French Guiana focused primarily on further work at Yaou and Dorlin, St-Elie and Paul Isnard. General and administrative expenditures for Guyanor which were not reimbursed by joint venture partners amounted to $0.4 million for the quarter ended June 30, 1999 (compared to $0.6 million in the second quarter of 1998).

Guyana
------

Exploration and acquisition expenditures in the second quarter of 1999 in Guyana amounted to $0.3 million (compared to $0.1 million during the second quarter of 1998). Activities in Guyana focused primarily on the restructuring of the Guyana exploration activities and the recovery of cash from property bonds on projects abandoned.

Suriname
--------

Exploration expenditures in Suriname during the second quarter of 1999 focused primarily on the Gross Rosebel project. Total spending in Suriname in the period of $0.5 million was offset by joint venture recoveries of $0.2 million (as compared to expenditures of $0.4 million and recoveries of $0.1 million during the second quarter of 1998). The reduction is primarily a result of the placement of the Gross Rosebel project on care and maintenance pending improved gold prices and resolution of certain development issues. The new scoping study results announced August 5, 1999, may result in renewed pre-development activities at Gross Rosebel. [See Note 9]

Southern Star Resources Ltd.
----------------------------

Exploration expenditures for the second quarter of 1999 of $0.2 million as compared to $0.8 during the second quarter of 1998 by Southern Star decreased due to a reduction in exploration activities. The Company recorded $3.3 million in property write-downs during the quarter and six months ended June 30, 1999 compared with no write-downs during the similar period of 1998. The write-downs were a result of poor results of the exploration and the Company's continuing reductions in expenditures based on priorities.

Year 2000 Compliance

The Company recognizes the importance of ensuring that its business operations are not disrupted as a result of Year 2000 problems. The Company has prepared a three step plan to identify and resolve Year 2000 issues. First, the Company has compiled an inventory of its Information Technology ("IT") systems, and non-IT systems (which are those which typically include "embedded" technology such as microprocessors or chips) and is performing a survey of the state of Year 2000 readiness of third party suppliers, venders, joint partners and OGML. Second, the Company has prioritized the IT and non-IT systems and vendor responses. Third, the Company has prepared a Year 2000 testing plan to assess the ability of IT and non-IT systems to handle the Year 2000. Those systems that are not Year 2000 compliant are being modified or replaced to ensure that they are Year 2000 compliant. These steps are in various stages of completion. The Company anticipates that all steps will be completed by September 30, 1999. The Company estimates the internal and external cost of Year 2000 compliance to be approximately $0.1 million. To date the Company has spent approximately 50% of this estimated goal.

The Company believes that the greatest risk presented by the Year 2000 problem is from third parties such as suppliers and financial institutions who may not have adequately addressed the problem. A failure of any such third party's computer or other applicable systems in sufficient magnitude could materially and adversely impact the Company. The Company is not presently able to quantify this risk but believes that it is minimal based upon the survey responses received to date from third party suppliers, vendors, joint venture partners and OGML.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

At the Annual and Special General Meetings of the Shareholders of the Company held on June 15, 1999, shareholders were asked to (i) elect six directors, Messrs. James E. Askew, David K. Fagin, Ernest Mercier, Roger Morton, John W. Sabine and Robert R. Stone (ii) approve the re-appointment of auditor, (iii) to approve amendments to the Company's Shareholder Rights Agreement (iv) to approve amendments to stock options granted to the directors and senior officers of the Company, and (v) to approve in advance the issuance of common shares.


(i) Votes cast in the election of directors were as follows:

                                                                          Number of Shares
                                                                          ----------------
                                                                 For                        Withheld
                                                                 ---                        --------
James E. Askew                                                 8,006,851                       1,320
David K. Fagin                                                 8,006,851                       1,320
Ernest Mercier                                                 8,006,851                       1,320
Roger D. Morton                                                8,006,851                       1,320
John W. Sabine                                                 8,006,851                       1,320
Robert R. Stone                                                8,006,851                       1,320


(ii) Votes cast for the re-appointment of PricewaterhouseCoopers, Chartered Accountants as auditor of the Company until the next annual general meeting of shareholders:

For                                                  Against                                Withheld
---                                                  -------                                --------
7,999,306                                            -0-                                    8,865

(iii) Votes cast on a proposal to amend the Shareholder Rights Agreement dated April 24, 1999 to extend its application beyond the expiration date of June 30, 1999:

For                                                  Against                                Withheld
---                                                  -------                                --------
5,527,311                                            2,337,024                              38,765

(iv) Votes cast on a proposal to amend certain outstanding stock options held by directors and senior officers of the Company. The amendments provide for a reduction of the exercise price from its original price to Cdn $1.80 and a 20% reduction of the number of shares that can be purchased under each such option:

For                                                  Against                                Withheld
---                                                  -------                                --------
4,308,071                                            2,964,138                              630,891

(v) Votes cast on a proposal to obtain advance shareholder approval for the issuance of up to 20,000,000 common shares by the Company in one or more private placement transactions during the 12-month period commencing June 15, 1999:

For                                                  Against                                Withheld
---                                                  -------                                --------
6,398,682                                            1,446,670                              57,748



ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits
         10.1 Amendment to Rights Agreement between the Company and CIBC Mellon Trust Company (formerly, the R-M Trust Company) dated as of June 30, 1999

         10.2 Registration Rights Agreement between the Company, Elliott Associates, L.P. and Westgate International L.P.

         10.3 Warrant to purchase common stock granted by the Company to Elliott Associates, L.P. dated June 9, 1999

         10.4 Agreement for the sale and purchase of debt and 90% of the shares of Bogoso Gold Limited dated as of June 1, 1999

         10.5 Credit Facility letter and Option Premium Letter between Elliott Associates L.P. and the Company entered into on May 5, 1999 in connection with the purchase of 90% interest in Bogoso Gold Mine Ltd.

         27.1  Financial Data Schedule

(b) On May 20, 1999, the Company filed with the Securities and Exchange Commission ("SEC") a report on Form 8-K dated May 18, 1999. The report indicates that the Company and Anvil Mining NL ("Anvil") have been informed by the International Finance Corporation ("IFC") that their offer to purchase 90% of the shares of Bogoso Gold Limited ("BGL") from a consortium of banks led by IFC and Deutsche Investitions und Entwicklungsgesellschaft mbH ("DEG") of Germany has been accepted, subject to the approval of the boards of the IFC and DEG. BGL operates the Bogoso gold mine located on the Ashanti gold belt of Ghana. Following the completion of the purchase, the Company and Anvil will hold equity interests of 70% and 20%, respectively, in BGL with the Government of Ghana retaining its 10% equity interest. Total consideration for the acquisition of BGL is US $17 million, including US $12 million on closing and US $5 million on the first anniversary of the commencement of commercial mining of sulphide ore as part of a new sulphide project. In addition to acquiring 90% of the shares in BGL, the purchase includes the acquisition of existing bank debt of approximately US$34 million owed by BGL to the consortium of banks selling BGL. The Company and Anvil will acquire 78% and 22% of this debt, respectively, and as a result, BGL will have no external bank debt.

(c) The Company filed with the SEC on June 25, 1999, a Form 8-K announcing the appointment of a new Chairman of the Board and the election of two new directors.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Golden Star Resources Ltd.



                              By:    /s/ James E. Askew
                                  ---------------------------------------------
                                     James E. Askew
                                     President and Chief Executive Officer




                              By:    /s/ Gordon J. Bell
                                  ---------------------------------------------
                                     Gordon J. Bell
                                     Vice President and Chief Financial Officer



Date:  August 18, 1999