Form 10-Q
period 1999-09-30
GOLDEN STAR RESOURCES LTD
filed 1999-11-16
CIK 903571

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                                  __________

                                   FORM 10-Q
                                  __________

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period ended September 30, 1999

                                      or

[    ]  Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
                For the transition period from __________ to __________.
                        Commission file number 0-21708


                          GOLDEN STAR RESOURCES LTD.
            (Exact Name of Registrant as Specified in Its Charter)

Canada                                                      98-0101955
(State or other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


1660 Lincoln Street,
Suite 3000, Denver, Colorado                                80264-3001
(Address of Principal Executive Office)                     (Zip Code)




                                (303) 830-9000
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes     X     No _____


Number of Common Shares outstanding as of November 15, 1999: 36,931,131

                          GOLDEN STAR RESOURCES LTD.

                                     INDEX


Part I -  Financial Information

          Item 1.    Financial Statements..................................................1

          Item 2.    Management's Discussion and Analysis of Financial Condition,
                     Results of Operations and Recent Developments.........................13

          Item 3.    Quantitative and Qualitative Disclosures About Market Risk............18

Part II - Other Information

          Item 1.   Legal Proceedings......................................................19

          Item 6.   Exhibits and Reports on Form 8-K.......................................19


Signatures.................................................................................21

                        Part I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                          GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)
-------------------------------------------------------------------------------

                                                    (Unaudited)
                                                  As of September 30,         As of December 31,
ASSETS                                                  1999                        1998
                                                  ------------------          ------------------
CURRENT ASSETS
     Cash and short-term investments                $   2,398                    $    7,350
     Accounts receivable                                4,277                           511
     Inventories                                        8,537                           181
     Prepaid expenses                                     189                           174
                                                    ---------                    ----------
            Total Current Assets                       15,401                         8,216

RESTRICTED CASH                                         6,000                             -
DEFERRED EXPLORATION                                   37,410                        58,203
INVESTMENT IN OMAI GOLD MINES LIMITED                   1,023                         1,337
MINING PROPERTY                                         2,651                             -
FIXED ASSETS                                              399                           685
OTHER ASSETS                                               84                           156
                                                    ---------                    ----------
            Total Assets                            $  62,968                    $   68,597
                                                    =========                    ==========

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities       $   5,442                     $     921
     Accrued wages and payroll taxes                      630                           779
                                                    ---------                     ---------
             Total Current Liabilities              $   6,072                     $   1,700

LONG-TERM DEBT                                          2,254                         2,948
CONVERTIBLE DEBENTURES                                  3,110                             -
ENVIRONMENTAL REHABILITATION PROVISION                  6,000                             -
OTHER LIABILITIES                                          28                            56
                                                    ---------                     ---------
             Total Liabilities                         17,464                         4,704
                                                    ---------                     ---------

MINORITY INTEREST                                       7,019                         5,422
                                                    ---------                     ---------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                         158,777                       159,163
     (Common shares, without par value, unlimited
     shares authorized.  Shares issued and
     outstanding:  September 30, 1999 - 36,561,231;
     December 31, 1998 - 30,292,249)

     Equity component of convertible debentures         1,045                             -
     Stock option loans                                     -                        (4,012)
DEFICIT                                              (121,337)                      (96,680)
                                                    ---------                      --------
     Total Shareholders' Equity                        38,485                        58,471
                                                    ---------                      --------
             Total Liabilities and Shareholders'
             Equity                                 $  62,968                      $ 68,597
                                                    =========                      ========

  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                                            Three Months               Nine Months
                                                                          Ended September 30         Ended September 30
                                                                         --------------------       --------------------
                                                                           1999        1998           1999        1998
                                                                           ----        ----           ----        ----
REVENUE
  Interest and other                                                      $    65     $   189        $   287     $   606
                                                                          -------     -------        -------     -------
                                                                               65         189            287         606

COSTS AND EXPENSES
  Depreciation                                                                 33          60            115         180
  General and administrative                                                  488       1,971          2,350       5,427
  Exploration expense                                                          77          26            129         267
  Abandonment and impairment of deferred exploration                       20,482         199         23,745         199
  Loss on sale of assets                                                       16           -              8           -
  Interest and bank charges                                                    37         111             49         126
  Foreign exchange loss (gain)                                                 13         140            (18)         58
                                                                          -------     -------        -------     -------
                                                                           21,146       2,507         26,378       6,257

LOSS BEFORE THE UNDERNOTED                                                (21,081)     (2,318)       (26,091)     (5,651)

Equity in earnings of Omai Gold Mines Limited                                   -        (170)             -           -
Premium on Omai Preferred Share Redemptions                                  (143)         34            379         863
                                                                          -------     -------        -------     -------
Net loss before minority interest                                         (21,224)     (2,454)       (25,712)     (4,788)
Minority interest loss                                                        834         318          1,056         787
                                                                          -------     -------        -------     -------

NET LOSS                                                                 $(20,390)    $(2,136)      $(24,656)    $(4,001)
                                                                         ========     =======       ========     =======
BASIC AND DILUTED LOSS PER SHARE                                         $  (0.65)    $ (0.07)      $  (0.79)    $ (0.13)
                                                                         ========     =======       ========     =======

Weighted Average Shares Outstanding
(Millions of shares)                                                         31.4        30.0           31.4        30.0
                                                                         ========     =======       ========     =======

The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Stated in thousands of United States Dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                    Nine Months Ended           Nine Months Ended
                                                                    September 30, 1999          September 30, 1998
                                                                   --------------------        --------------------
Operating Activities:
   Net loss                                                               $(24,656)                 $ (4,001)
   Reconciliation of net loss to net cash used in operations:
       Depreciation                                                            115                       180
       Premium on Omai Preferred Share Redemptions                            (379)                     (863)
       Abandonment and impairment of deferred exploration                   23,745                       199
       Loss on sale of assets                                                    8                         -
       Minority interest loss                                               (1,056)                     (787)
                                                                         ---------                  --------
       Changes in non-cash operating working capital
            Accounts Receivable                                             (2,312)                    1,073
            Inventories                                                         27                        78
            Accounts Payable                                                     9                    (1,940)
            Other Current Assets                                               108                        62
                                                                         ---------                  --------
       Total of changes in non-cash working capital                         (2,168)                     (727)
                                                                         ---------                  --------
                 Net Cash Used in Operating Activities                      (4,391)                   (5,999)
                                                                         ---------                  --------
Investing Activities:
   Expenditures on mineral properties, net of joint venture
     recoveries                                                             (2,952)                   (7,674)
   Depreciation charged to projects                                            140                       280
   Equipment purchases                                                          (5)                      (49)
   Proceeds from sale of equipment                                              87                        32
   Omai Preferred Share Redemptions                                            693                     1,580
   Payments for acquisition, net of cash acquired                              (81)                        -
   Restricted cash for Bogoso rehabilitation                                (6,000)                        -
   Other assets                                                                 72                      (149)
                                                                         ---------                  --------
                 Net Cash Used in Investing Activities                      (8,046)                   (5,980)
                                                                         ---------                  --------
Financing Activities:
   Restricted cash                                                               -                       250
   Issuance of convertible debentures                                        4,155                         -
   Repayment of stock option loans                                             638                         -
   Issuance of share capital, net of issue costs                             2,927                     1,139
   Repayment of long term debt                                                (693)                        -
   Increase in minority interest                                               488                       921
   Other                                                                       (30)                      (42)
                                                                         ---------                  --------
                 Net Cash Provided by Financing Activities                   7,485                     2,268
                                                                         ---------                  --------
Decrease in cash                                                            (4,952)                   (9,711)
Cash and short-term investments, beginning of period                         7,350                    17,399
                                                                         ---------                  --------
Cash and short-term investments, end of period                           $   2,398                  $  7,688
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

The unaudited financial statements as of September 30, 1999, and for the nine months ended September 30, 1999 and 1998, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

(1)  LIQUIDITY AND GOING CONCERN

The Company anticipates that its current cash balance, proceeds from the exercise of warrants, financing provided by joint venture partners, the sales of property interests or assets and the sale of common shares, combined with operating cash flows from the Bogoso mining operations will be sufficient to fund planned operating and exploration expenditures for the balance of 1999 and for the year 2000.

The Company has primarily relied on the capital markets to secure financing and, while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. Whether and to what extent, alternative financing options are needed by the Company or its subsidiaries will depend on a number of factors including, among others, the acquisition of additional properties, the price of gold and the market for gold equities and management's assessment of the capital markets.

The Company has been and is subject to a further listing review after the filing of this Form 10-Q by the American Stock Exchange and there can be no assurance that continued listing will be granted. The three principle concerns of the American Stock Exchange regarding the Company's listing have been a share price below $1.00, the lack of reported earnings over the previous five years and the going concern opinion issued by the Company's auditors at the 1998 year end. The Company's acquisition of the Bogoso mine in Ghana is anticipated to significantly address these issues, with improved valuations for its share price already, expected earnings over the next twelve months at current gold prices and the expected cash flow from the Bogoso operations.

(2)  SUPPLEMENTARY CASH FLOW INFORMATION

During the nine months ended September 30, 1999, 679,012 shares were canceled that were previously issued for options granted under the Company's Stock Option Plan. The related stock option loans, principally to one former officer, amounting to $3.3 million and collateralized only by the shares, were also canceled.

(3)  INVENTORIES

                                                   September 30, 1999            December 31, 1998
                                                   ------------------            -----------------
Metal in Process and Ore Stockpiles                    $  3,154                     $      -
Materials and Supplies                                    5,383                          181
                                                       --------                     --------
                                                       $  8,537                     $    181

(4)  FIXED ASSETS

                                                   September 30, 1999            December 31, 1998
                                                   ------------------            -----------------
Machinery and Equipment                                $  2,950                     $  2,851
Accumulated Depreciation                                 (2,551)                      (2,166)
                                                       --------                     --------
                                                       $    399                     $    685

(5)  DEFERRED EXPLORATION

                                          Deferred                                                                   Deferred
                                          Exploration                                                                Exploration
                                          Expenditures     Capitalized    Capitalized   Joint       Property         Expenditures
                                          as at            Exploration    Acquisition   Venture     Impairments  &   as at
                                          Dec. 31, 1998    Expenditures   Expenditures  Recoveries  Abandonments     Sept. 30, 1999
                                          =========================================================================================
GUYANA
  Eagle Mountain                           $   1,364       $       -       $       -     $       -   $       -         $  1,364
  Quartz Hill                                  1,347               -               -             -      (1,347)               -
  Five Stars Gold                                819               9               -             -        (828)               -
  Other                                           57             326               -             -        (310)              73
                                          -----------------------------------------------------------------------------------------
     Sub-total                                 3,587             335               -             -      (2,485)           1,437
                                          -----------------------------------------------------------------------------------------
SURINAME
  Benzdorp / Lawa                              3,352               -               -             -      (3,352)               -
  Gross Rosebel                               14,543             409               -           (180)         -           14,772
  Headley's Right of Exploration                 313               1               -              -       (314)               -
  Thunder Mountain                               456               1               -              -       (457)               -
  Saramacca                                    1,973               2               -             (6)    (1,969)               -
  Sara Kreek                                     588               -               -              -       (588)               -
  Tempati Reconnaissance                         347               1               -              -       (348)               -
  Tapanahony Reconnaissance                      234               -               -              -       (234)               -
  Kleine Saramacca                               107               -               -              -       (107)               -
  Lawa Antino                                  2,109              36               -              -     (2,145)               -
  Ulemari Reconnaissance                         237               -               -              -       (237)               -
  Other                                          283             130               -              -       (274)             139
                                          -----------------------------------------------------------------------------------------
     Sub-total                                24,542             580               -           (186)   (10,025)          14,911
                                          -----------------------------------------------------------------------------------------
FRENCH GUIANA
(Guyanor Ressources S.A.)
  Dorlin                                       2,363             602               -           (362)         -            2,603
  St-Elie                                      2,377             209               -              -     (2,586)               -
  Yaou                                         7,486             321               -           (165)         -            7,642
  Paul Isnard / Eau Blanche                    4,650             628               -              -                       5,278
  Paul Isnard Alluvials                        1,987               -               -              -          -            1,987
  Dachine                                      1,481             207               -              -          -            1,688
  Other                                            -              24               -              -          -               24
                                          -----------------------------------------------------------------------------------------
     Sub-total                                20,344           1,991               -           (527)    (2,586)          19,222
                                          -----------------------------------------------------------------------------------------
AFRICA (Pan African Resources
Corporation)
  Ivory Coast / Comoe                          4,304             217               -              -     (2,681)           1,840
  Kenya / Ndori                                2,565              52               -              -     (2,617)               -
                                          -----------------------------------------------------------------------------------------
     Sub-total                                 6,869             269               -              -     (5,298)           1,840
                                          -----------------------------------------------------------------------------------------
LATIN AMERICA (Southern Star
Resources Ltd)
  Brazil / Abacaxis                            2,498             400               -              -     (2,898)               -
  Brazil / Other                                 275              90               -              -       (365)               -
                                          -----------------------------------------------------------------------------------------
     Sub-total                                 2,773             490               -              -     (3,263)               -
                                          -----------------------------------------------------------------------------------------
OTHER                                             88               -               -              -        (88)               -
                                          -----------------------------------------------------------------------------------------
TOTAL                                      $  58,203       $   3,665       $       -     $     (713) $ (23,745)        $ 37,410
                                          =========================================================================================

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

During the quarter ended September 30, 1999, the Company recorded impairments totaling $20.5 million of its deferred exploration projects. The impairments were recorded in the third quarter following a review of all the Company's exploration projects and after the consummation of the Bogoso Gold Limited acquisition, and a shift of the Company focus from strictly exploration to a company with production, development and advanced stage exploration. This shift also changes the focus of the corporate and project budgets. The available funds will be more focused on the development and acquisition of more advanced projects rather than on grass-roots exploration projects. Also due to, but not limited to, the previously noted factors, the Company is allowing some prospecting licenses to expire.

(6)  CONVERTIBLE DEBENTURES
     ----------------------

On August 24, 1999, the Company issued a principal amount of $4,155,000 in subordinated convertible debentures to raise financing for the acquisition of Bogoso Gold Limited (see also Note 9). The debentures mature on August 24, 2004 and bear interest at the rate of 7.5% per annum from the date of issue, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2000.

The debentures are convertible at the option of the holder into common shares of the Company at a conversion price of $.70 per share, subject to adjustment upon the occurrence of certain events, such as but not limited to the payment of dividends in the Company's share capital. Any portion of the debenture that is a multiple of $1,000 may be converted into common shares at any time prior to the maturity date of August 24, 2004, unless previously redeemed. The holder's right of conversion will terminate on the date of redemption, if the Company has chosen to redeem the debentures. Each $1,000 principal amount of debentures also entitles the holder to warrants exercisable for 200 common shares of the Company at a price of $1.50 per share until August 24, 2001, and $1.75 per share for the remaining two years until August 24, 2003.

The debentures are redeemable by the Company (1) in the event of certain developments involving Canadian withholding taxes at a redemption price of 100% of the principal amount of the debentures to be redeemed, plus accrued interest to the redemption date and (2) at the option of the Company on or after August, 2002 if the reported closing trading price on the American Stock Exchange of the common shares as reported on the close of business for any 20 of the 25 consecutive trading days immediately prior to the date notice of redemption is given is at least 125% of the conversion price.

The debentures are unsecured obligations of the Company and are subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company and its subsidiaries. There are no financial restrictions or covenants contained in the debentures.

(7)  INVESTMENT IN OMAI GOLD MINES LIMITED
     -------------------------------------

Details regarding the Company's investment in the preferred share equity of Omai Gold Mines Ltd. ("OGML") and its share of equity losses not recorded for the year ended December 31, 1998 and the nine months ended September 30, 1999, are as follows:

                                                      Preferred Shares
                                                      ----------------
      December 31, 1998                                   $ 1,337
      Less: Preferred Share Redemption                       (693)
      Add: Premium on Preferred Share Redemption              379
                                                          -------
      September 30, 1999                                  $ 1,023
                                                          =======

The Company's share of Accumulated Losses at:
      December 31, 1998                                   $  (628)
                                                          =======
      September 30, 1999                                  $(1,070)
                                                          =======
The approximate $0.7 million of preferred shares redeemed during the nine months ended September 30, 1999 were used to reduce the outstanding loan balance to OGML to $2.3 million.

(8)  CHANGES TO SHARE CAPITAL
     ------------------------

During the nine months ended September 30, 1999, 24,994 shares were issued under the Company's Employees' Stock Bonus Plan. Also during the nine months ended September 30, 1999, 679,012 shares were canceled that were previously issued for options granted under the Company's Stock Option Plan. The related stock option loans, principally to one former officer, amounting to $3.3 million and collateralized only by the shares, were also canceled. During the nine months, the Company negotiated a repayment of one former officer's stock option loan in the amount of $0.6 million, which was paid in full in May 1999. During the quarter, the Company also completed a financing of both equity units and convertible debentures with attached warrants, convertible into a total of approximately 6.9 million common shares. Total proceeds from the sale of the equity units were $3.4 million, comprised of 6,923,000 common shares and warrants to purchase 3,461,500 common shares.

On June 9, 1999, the Company issued two warrants to an outside creditor to purchase 1,500,000 common shares of the Company, in connection with the credit facility that was arranged, but not used, to effect the purchase of BGL.

On August 24, 1999, the Company issued two warrants to purchase a total of 380,825 common shares of the Company, in connection with the equity financing completed on the same date.

(9)  ACQUISITION OF BOGOSO GOLD LIMITED
     ----------------------------------

On September 30, 1999, the Company and Anvil Mining NL, an Australian company ("Anvil"), completed their previously announced acquisition of 70% and 20%, respectively, of the common shares of Bogoso Gold Limited, a Ghanaian company ("BGL"). The Government of Ghana retained its remaining 10% equity interest in BGL. BGL is the owner of an operating gold mine in the Republic of Ghana, which the Company and Anvil intend to continue to operate.

The acquisition was completed pursuant to a purchase agreement among the Company, Anvil and a consortium of banks led by the International Finance Corporation and Deutsche Investitions und Entwicklungsgesellschaft mbH of Germany. The initial purchase price for BGL was $6.5 million, which was funded using working capital and proceeds from the Company's August 24, 1999 offering of its subordinated convertible debentures, common shares and warrants. The acquisition also included the assignment to the Company and Anvil of 78% and 22%, respectively, of the existing indebtedness of BGL.

The Company and Anvil may be required to make additional future payments to the banks, depending on the price of gold and the potential acquisition of ore in Ghana outside of the region of BGL's mining interests. These additional payments are capped at $10 million in total and are expected to be funded from Bogoso's cash flow. The gold price related payments are due as to 50% one year after closing and 50% at the earlier of production ceasing or the second anniversary after closing. The Company is obligated to escrow the estimated payments six months and 18 months after closing, respectively. These payments are equal to $183,333 multiplied by the amount, if any, that the average daily gold price (on the London Bullion Market) over the period from closing to the payment dates exceeds $255 per ounce. For example, if the gold price averages $285 per ounce over the next two years, Golden Star and Anvil would have to pay the sellers an extra $5.5 million as a purchase price adjustment. The payment made on the first anniversary of the acquisition will be non-refundable and credited against any payment due on the second anniversary. The resource acquisition linked payment will be triggered if minable reserves equivalent to 50,000 ounces of gold are acquired elsewhere in Ghana for processing at the Bogoso mill. In this case, Golden Star and Anvil will make an additional payment to the sellers on the second anniversary of closing of $2.0 million, irrespective of the gold price, but subject to the $10 million cap. These amounts will be amortized over the remaining life of the mine.

The Company will be required to pay the sellers an additional $5.0 million on the first anniversary of commencement of sulphide production at BGL, which would be expected no sooner than 2003. Due to the uncertain nature of this contingent consideration, no liability has been recorded as part of the purchase price allocation. This payment, if made, will be amortized over the remaining life of the mine.

      Cost of acquisition

      Purchase price                                   $6,500
      Transaction costs                                 1,948
      Less:  Anvil note receivable                     (1,444)
                                                       ------
      Cost of acquisition                              $7,004
                                                       ======

      Allocation of purchase price

      Cash                                             $6,923
      Accounts receivable                               1,453
      Inventories                                       8,383
      Other current assets                                122
      Mining assets                                     2,651
      Accounts payable                                 (4,362)
      Long-Term liabilities                            (6,000)
      Minority interest                                (2,166)
                                                       ------
      Total purchase price allocated                   $7,004
                                                       ======

The following is the pro-forma income and loss for the Company for the nine months ended September 30, 1999, and 1998 (in summary form), showing the results of operations had the BGL acquisition been completed on January 1, 1999, and 1998, respectively. The pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transaction been consummated as of that time.

                                          For the Nine Months Ended       For the Nine Months Ended
                                             September 30, 1998               September 30, 1999
                                          -------------------------       -------------------------
     Revenue                                    $  27,964                        $ 27,350
     Net operating profit before
          abandonment and impairment
          of deferred exploration               $   6,374                        $     13
     Abandonment and impairment
          of deferred exploration               $ (23,745)                       $   (199)
     Net loss                                   $ (17,183)                       $ (5,182)
     Net loss per share                         $   (0.55)                       $  (0.17)

(10)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND
     THE UNITED STATES

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

(f) Under U.S. GAAP, available-for-sale securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of shareholders' equity. Fair value is determined by quoted market prices. (The Company has no available-for-sale securities as of September 30, 1999.)

(g) Under U.S. GAAP, items such as foreign exchange gains and losses are required to be shown separately as other comprehensive income and total comprehensive income.

(h) Canadian GAAP allows certain non-recurring internal costs related to corporate transactions to be capitalized and subsequently amortized. The Company has charged internal costs related to the acquisition of BGL to expense under U.S. GAAP.

(i) Under U.S. GAAP, no portion of proceeds from the issuance of convertible debt securities is accounted for as attributable to a conversion feature, when such feature is not beneficial. Under Canadian GAAP, this element of the proceeds is treated as additional capital, and accreted over the period of optional conversion as interest expense.

Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                                 For the nine months ended
                                                                        September 30, 1999       September 30, 1998
                                                                        ------------------       ------------------
Net loss under Canadian GAAP                                                 $(24,656)                 $(4,001)
Net effect of the deferred exploration expenditure on loss for
     the period (a)                                                            13,841                   (7,275)
Effect of Omai preferred share redemption (c)                                     314                      717
Foreign exchange loss (gain)(g)                                                   (18)                      58
Effect of capitalized internal acquisition costs (h)                             (160)                       -
                                                                           ----------                 --------
Net loss under U.S. GAAP before minority interest                             (10,679)                 (10,501)
Adjustment to minority interest                                                   425                      588
                                                                           ----------                 --------
Net loss under U.S. GAAP                                                      (10,254)                  (9,913)
Other comprehensive income-foreign exchange loss                                   18                      (58)
                                                                           ----------                 --------
Comprehensive income (g)                                                     $(10,236)                 $(9,971)
                                                                           ==========                =========
Net loss per share under U.S. GAAP                                           $  (0.33)                 $ (0.33)
                                                                           ==========                =========

The effects of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

Balance Sheet

                                                       As of September 30, 1999                As of December 31, 1998
                                                  Canadian GAAP          U.S. GAAP        Canadian GAAP         U.S. GAAP
                                                  -------------        -------------      -------------       -------------
Cash (d)                                           $   2,398            $   2,398          $   7,350           $   3,145

Short-term investments (d)                                 -                    -                  -               1,590

Other current assets                                  13,003               13,003                866                 866

Restricted cash                                        6,000                6,000                  -                   -

Acquisition, deferred exploration                     37,410               11,232             58,203              18,183
and development (a)
Investment in Omai Gold                                1,023                    -              1,337                   -
  Mines Limited (c)

Mining property (h)                                    2,651                2,491                  -                   -

Long-term investments (d) (f)                              -                    -                  -               2,615
Other assets                                             483                  483                841                 841
                                                   ---------            ---------          ---------           ---------
     Total Assets                                  $  62,968            $  35,607          $  68,597           $  27,240
                                                   =========            =========          =========           =========

Liabilities                                        $  17,464            $  18,509          $   4,704           $   4,704
Minority interest (a)                                  7,019                6,807              5,422               5,637
Share capital, net of stock option                   158,777              155,988            155,151             152,360
  loans (e)
Equity component of
  convertible debentures (i)                           1,045                    -                  -                   -
Cumulative translation                                     -                1,595                  -               1,595
  adjustments (b)
Accumulated comprehensive
  Income (g)                                               -                 (575)                 -                (593)
Deficit (a) (c)                                     (121,337)            (146,717)           (96,680)           (136,463)
                                                   ---------            ---------          ---------           ---------
     Total Liabilities and
     Shareholders' Equity                          $  62,968            $  35,607          $  68,597           $  27,240
                                                   =========            =========          =========           =========

Statements of Cash Flows

                                                       Operating                  Investing                Financing
Net cash provided by (used in):                        Activities                 Activities               Activities
                                                       ----------                 ----------               ----------
                                                Canadian        U.S.        Canadian       U.S.      Canadian      U.S.
                                                  GAAP          GAAP          GAAP         GAAP        GAAP        GAAP
                                                  ----          ----          ----         ----        ----        ----
For the nine months ended
  September 30, 1999                            $ (4,391)      $ (8,039)     $ (8,046)      $  (193)  $ 7,485    $ 7,485
For the nine months ended                       $ (5,999)      $(11,941)     $ (5,980)      $  (967)  $ 2,268    $ 2,309
  September 30, 1998

The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (e) (g). The following is supplementary cash flow information:

During the nine months ended September 30, 1999, 679,012 shares were canceled that were previously issued for options granted under the Company's Stock Option Plan. The related stock option loans, principally to one former officer, amounting to $3.3 million and collateralized only by the shares, were also canceled.

Operations by Geographic Area under U.S. GAAP

                               Operating Revenues        Net Loss         Identifiable Assets
For the nine months ended
September 30, 1999
     South America                    $  13             $ (8,140)              $ 12,555
     Africa                               -               (1,307)                10,894
     Corporate                          274                 (807)                12,158
                                      -----             --------               --------
                                      $ 287             $(10,254)              $ 35,607
                                      =====             ========               ========


For the nine months ended
September 30, 1998
     South America                    $  68             $ (6,122)              $ 21,535
     Africa                              (3)              (2,793)                 1,125
     Corporate                          541                 (998)                 8,141
                                      -----             --------               --------
                                      $ 606             $ (9,913)              $ 30,801
                                      =====             ========               ========

(11) COMMITMENTS AND CONTINGENCIES
     -----------------------------
Texmine Litigation

On December 17, 1998, Societe des Mines de St. Elie ("SMSE") notified Texmine, the owner of the Dieu-Merci project, of its intention to terminate the Dieu-Merci option agreement. SMSE is a wholly owned subsidiary of Guyanor Ressources S.A., the Company's 71% owned French subsidiary. After several attempts to substantially reduce or eliminate the minimum commitments and property payments specified in the agreement failed, SMSE decided to withdraw from the option agreement. Following the termination of the option agreement, Texmine demanded from SMSE a payment of FF 2,000,0000 (approximately $350,000), which according to Texmine is owed to it in spite of the termination of the option agreement. SMSE does not believe that such sum is owed. A judgment was received on June 30, 1999 by a judge of the Tribunal of Grande Instance of Cayenne. The judge concluded that he did not have the authority to hear the case. The delay to appeal the decision has expired. There can be no assurance that Texmine will not bring this litigation to arbitration. SMSE intends to defend itself vigorously against any other legal action that Texmine may take in the future.

Contingency

As previously disclosed, the Company may be required to make future payments to the sellers of BGL based on the average gold price for a defined period of time and future resource acquisitions. The total of the payments is capped at $10.0 million, payable in two annual installments. The Company may also have to make a payment of $5 million to the sellers if a commercial sulphide mining operation is put into production at the BGL mine. [See also Note 9 for more information]

Letters of Credit and Guarantee

On April 30, 1999, the Company restricted the use of and transferred $2.2 million as a deposit for the $2.0 million letter of credit issued in connection with the acquisition of BGL. This letter of credit was arranged in favor of the vendors of BGL. On September 30, 1999, the vendors of BGL withdrew $2.0 million to satisfy a portion of the purchase price. The remaining $0.2 million, net credit fees, was released back to the Company.

(12) SUBSEQUENT EVENTS
     -----------------
On October 27, 1999, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3 with respect to the proposed issuance of up to 2,261,650 common shares. The purpose of this prospectus is to allow certain stockholders to offer and sell up to 2,261,650 common shares that may be issued to these stockholders upon exercise of warrants of the Company held by them.

In October, 1999, the Company modified the exercise price of the warrants to purchase 1,500,000 common shares of the Company issued to Elliott Associates, L.
P. and Westgate International, L. P.

On October 26, 1999, the Company issued two warrants to purchase a total of 380,825 common shares of the Company, in connection with the completion of the August 24 equity financing and the closing of the BGL acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF
         ----------------------------------------------------------------------
         OPERATIONS AND RECENT DEVELOPMENTS
         ----------------------------------
The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). For U.S. GAAP reconciliation see attached financial statement Note 10.

Special Note Regarding Forward Looking Statements
-------------------------------------------------

The U.S. securities laws provide a "safe harbor" for certain forward looking statements. This quarterly report contains "forward looking statements" that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward looking statements that involve a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct.

These forward looking statements include statements regarding: the impact of the acquisition of Bogoso Gold Limited ("BGL") on the Company's future liquidity, cash flows, financial requirements, operating results and capital resources; the operational and financial performance of BGL; the impact of the Company's shift in business strategy; cash operating costs and expenses; percentage increases and decreases in production for the Company's mines; schedules for completion of feasibility studies; potential increases in reserves and production; the timing and scope of future drilling and other exploration activities; expectations regarding permits and commencement of mining or production; and anticipated recovery rates.

Factors that could cause the Company's actual results to differ materially from these statements include changes in gold prices, unanticipated grade recovery, geological, metallurgical, processing, access, transportation of supplies, water availability or other problems, results of current and future exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, joint venture relationships, availability of materials and equipment, the timing of receipt of governmental permits, capitalization and commercial viability, the failure of plant, equipment or processes to operate in accordance with specification or expectations, accidents, labor disputes, delays in start-up dates, environmental costs and risks, and general domestic and international economic and political conditions.


Results of Operations

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September
--------------------------------------------------------------------------------
30, 1998
--------

During the third quarter of 1999, the Company recognized a net loss of $20.4 million or $0.65 per share as compared to a net loss of $2.1 million or $0.07 per share for the third quarter of 1998. During the third quarter of 1999, the Company recorded $20.5 million in property abandonment charges and write-downs compared to $0.2 million for the similar period in 1998. The significant write-downs recorded in the third quarter of 1999 are due to the fundamental shift in the direction and focus of the Company from an exploration only, to a production, development and advanced stage exploration company. With the consummation of the acquisition of Bogoso Gold Limited, the Company completed the first major objective of management's shift of the Company's focus. As a result, the Company must continually consolidate and rationalize exploration and development activities, which will impact the corporate and project budgets. The available funds will be more focused on the development and acquisition of advanced projects rather than on grass-roots exploration projects. At September 30,1999, the Company undertook a review of the carrying value of all of its exploration properties. As a result, the Company expensed $23.7 million, for the nine months ended September 30, 1999, for the write-off or abandonment of several projects and prospecting licenses. Many of these properties will be retained and could be actively explored again in the future, but the write-down at present reflects their potential, in view of continuing low gold price and still depressed equity markets.

For the nine months ended September 30, 1999, the Company recognized a net loss of $24.7 million or $0.79 per share, compared to a loss of $4.0 million or $0.13 per share for the similar period in 1998. The increased loss in the 1999 period is primarily attributable to the property write-downs of $23.7 million in 1999 compared to $0.2 million in 1998.

Total revenues of $0.1 million during the third quarter of 1999 (as compared to $0.2 million for the second quarter of 1998) decreased due to reduced cash balances.

General and administrative expenditures decreased to $0.5 million during the third quarter of 1999 as compared to $2.0 million during the third quarter of 1998. For the nine months ended September 30, 1999, general and administrative expenditures decreased to $2.4 million compared to $5.4 million for the similar period last year. These decreases were due to the Company's ongoing cost reduction efforts, which included executive salary reductions and closure of administrative offices in various locations in 1998.

On September 30, 1999, the Company and Anvil Mining NL, an Australian company ("Anvil"), completed the acquisition of 70% and 20%, respectively, of the common shares of Bogoso Gold Limited, a Ghanaian company ("BGL"). The Government of Ghana retained its remaining 10% equity interest in BGL. BGL is the owner of the Bogoso operating gold mine in the Republic of Ghana The acquisition was completed pursuant to a purchase agreement among the Company, Anvil and a consortium of banks led by the International Finance Corporation and Deutsche Investitions und Entwicklungsgesellschaft mbH of Germany. The initial purchase price for BGL was $6.5 million, which was funded using working capital and proceeds from the Company's August 24, 1999 offering of its subordinated convertible debentures, common shares and warrants. The acquisition also included the assignment to the Company and Anvil of 78% and 22%, respectively, of the existing indebtedness of BGL. (Further information relating to the acquisition of BGL is disclosed in Note 9 to the interim consolidated financial statements.) This acquisition is consistent with the Company's shift in focus away from exploration only, to production, development and advanced stage exploration.

Omai Gold Mines Limited ("OGML"), in which the Company maintains a 30% common share equity interest, reported a net loss of $0.9 million for the third quarter of 1999 and a net loss of $1.1 million for the nine months ended September 30, 1999, compared to a net loss of $1.3 million in the third quarter of 1998 and a net loss of $4.6 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, OGML produced 226,109 ounces of gold, compared to 238,421 ounces during the first nine months of 1998. The Company recorded Class "I" preferred share redemptions from OGML of $0.7 million for the nine months ended September 30, 1999, which was used to reduce the debt owed to OGML. The Company recorded similar redemptions of $0.9 million in the same period in 1998.

Liquidity and Capital Resources

As of September 30, 1999, the Company held cash and short term investments of $2.4 million ($7.7 million as of September 30, 1998) and working capital of approximately $9.3 million ($7.4 million as of September 30, 1998). The increase in working capital resulted primarily from the Company's acquisition of BGL on September 30, 1999.

The Company anticipates that its current cash balance, proceeds from the exercise of warrants, financing provided by joint venture partners, the sale of property interests or assets and the sale of common shares, combined with operating cash flows from the Bogoso mining operations will be sufficient to fund planned operating and exploration expenditures for the balance of 1999 and for the year 2000.

The Company continues to closely monitor exploration progress at each of its prioritized projects to ensure work programs and capital are allocated to those projects that offer the greatest potential to generate additional reserves and resources. Comprehensive cost reduction efforts continue at all operating divisions and at the corporate headquarters to conserve cash resources. Most of the exploration and development spending for the Company and its subsidiaries represents discretionary spending and can be adjusted to reflect, among other things, results of exploration and development activities, the successful acquisition of additional properties or projects, the price of gold and Management's assessment of capital markets.

Cash used in investing activities of $8.0 million for the nine months ended September 30, 1999 (as compared to $6.0 million for the nine months ended September 30, 1998) increased primarily due to the reduction in expenditures on exploration projects and a reduction in Omai preferred share redemptions, offset by the acquisition of the Bogoso restricted cash for environmental rehabilitation.

Cash provided by financing activities was $7.5 million for the nine months ended September 30, 1999 (as compared to $2.3 million provided by financing activities for the nine months ended September 30, 1998). The increase results from the net effect of the issuance of shares and the convertible debentures. Share capital increased by approximately $3.0 million for the nine months ended September 30, 1999, compared with an increase of $1.1 million during the nine months ended September 30, 1998, due to the sale of common shares related to the financing of the BGL acquisition.

The Company has been and is subject to a further listing review after the filing of this Form 10-Q by the American Stock Exchange and there can be no assurance that continued listing will be granted. The three principle concerns of the American Stock Exchange regarding the Company's listing have been a share price below $1.00, the lack of reported earnings over the previous five years and the going concern opinion issued by the Company's auditors at the 1998 year end.
The Company's acquisition of the Bogoso mine in Ghana is anticipated to significantly address these issues, with improved valuations for its share price already, expected earnings over the next twelve months at current gold prices and the expected cash flow from the Bogoso operations.

Africa (Pan African Resources Corporation)
------------------------------------------

Total exploration and acquisition expenditures in Africa for the third quarter of 1999 amounted to $0.1 million (compared to $0.2 million during the third quarter of 1998) and $0.3 million for the first nine months of 1999 (compared to $2.6 million for the first nine months of 1998). The Company recorded $5.3 million in property write-downs during the nine months ended September 30, 1999, compared with nil for the similar period of 1998. The Kenya, Ndori project joint venture was terminated and as a result the property was impaired. The only remaining project will be the Tanda joint venture with North and the remaining properties will not have an exploration budget through the remainder of 1999 and into 2000.

French Guiana (Guyanor Ressources S.A.)
---------------------------------------

Total exploration expenditures by Guyanor for the third quarter amounted to $0.4 million, offset by joint venture recoveries of $0.2 million (compared to expenditures of $1.4 million and joint venture recoveries of $0.5 million in the third quarter of 1998). Activities in French Guiana focused primarily on further work at Yaou, Dorlin, Paul Isnard and Dachine. General and administrative expenditures for Guyanor which were not reimbursed by joint venture partners amounted to $0.2 million for the quarter ended September 30, 1999 (compared to $0.8 million in the third quarter of 1998). The Company recorded $2.6 million in property write-downs during the nine months ended September 30, 1999, compared with nil for the similar period of 1998. The write-down on the St. Elie property was a result of management's decision not to budget funds for further exploration work.

Guyana
------

Exploration and acquisition expenditures in the third quarter of 1999 in Guyana amounted to less than $0.1 million (compared to $0.3 million during the third quarter of 1998). Activities in Guyana focused primarily on the restructuring of the Guyana exploration activities and the recovery of cash from property bonds on projects abandoned. Previously established Guyana reconnaissance exploration joint ventures with BHP International were also terminated. The Company recorded $2.5 million in property write-downs during the nine months ended September 30, 1999, compared with $0.1 million for the similar period of 1998. These impairments resulted from management's decision to release the prospecting licenses and property agreements on the various properties.

Suriname
--------

Exploration expenditures in Suriname during the third quarter of 1999 focused primarily on the Gross Rosebel project. Total spending in Suriname in the quarter totaled $0.1 million, compared to expenditures of $0.4 million and recoveries of $0.2 million during the third quarter of 1998. The reduction is primarily a result of the placement of the Gross Rosebel project on care and maintenance pending improved gold prices and resolution of certain development issues. The new scoping study results announced August 5, 1999 may result in renewed pre-development activities at Gross Rosebel. The South Benzdorp joint venture with BHP International was formally terminated and the associated property write-down recorded. The Company recorded $10.0 million in property write-downs during the quarter ended September 30, 1999, compared with nil for the similar period of 1998. These impairments resulted from the terminated joint venture agreement and management's decision to allocate budgeted funds only to Gross Rosebel and not to any other Suriname projects.

Southern Star Resources Ltd.
----------------------------

There were no exploration expenditures for the third quarter of 1999 as compared to $0.1 during the third quarter of 1998. The decrease was due to the reduction in exploration activities. The Company recorded $3.3 million in property write-downs during the quarter ended September 30, 1999 compared with $0.2 million during the similar period of 1998. The write-downs were a result of poor exploration results and the Company's continuing reductions in exploration.

Management
----------

On August 16, 1999, the Company announced that Gordon J. Bell resigned as Vice President and Chief Financial Officer of the Company. He also resigned as Designee for Golden Star Resources Ltd. to Guyanor Ressources S.A. Under a severance agreement, the Company paid Mr. Bell $99,000. On November 9, 1999, the Board of Directors of the Company appointed Mr. Allan J. Marter as Vice President and Chief Financial Officer of the Company.

During September 1999, Roger Morton, cofounder of the Company and a member of the board of directors, resigned due to the demands of his principal occupation. Dr. Morton was instrumental in directing the earliest exploration ventures of the Company and also contributed in many other ways to the success of the Company.

On October 6, 1999, the Company announced that Mr. Peter J. Bradford would become President and Chief Executive Officer of the Company, on November 1, 1999. Mr. Bradford who has 20 years of experience in the mining industry, including senior operational roles at the Gidgee and Plutonic mines in Western Australia, Iduapriem mine in Ghana and the Siguiri project in Guinea, will replace Mr. James E. Askew, whose resignation was effective on October 31, 1999.

During October 1999, James E. Askew, former President and CEO of Golden Star, and the Company agreed to reduce the number of shares Mr. Askew has the right to purchase under stock options granted by the Company from 1 million shares to 250,000. This agreement was reached as a result of the decision by Mr. Askew to resign from his positions as President and CEO of the Company. Mr. Askew will remain a director of the Company until the next meeting of the Company's shareholders.

Year 2000 Compliance
--------------------

The Company recognizes the importance of ensuring that its business operations are not disrupted as a result of Year 2000 problems. The Company has prepared a three step plan to identify and resolve Year 2000 issues. First, the Company has compiled an inventory of its Information Technology ("IT") systems, and non-IT systems (which are those which typically include "embedded" technology such as microprocessors or chips) and is performing a survey of the state of Year 2000 readiness of third party suppliers, vendors, joint venture partners and OGML. Second, the Company has prioritized the IT and non-IT systems and vendor responses. Third, the Company has prepared a Year 2000 testing plan to assess the ability of IT and non-IT systems to handle the Year 2000. Those systems that are not Year 2000 compliant are being modified or replaced to ensure that they are Year 2000 compliant. These steps are in various stages of completion and approximately 90% completed on an overall basis. The Company estimates the internal and external cost of Year 2000 compliance to be approximately $0.1 million. To date the Company has spent approximately 90% of this estimate. Due to the acquisition of BGL, the Company has also addressed the Year 2000 issue at the mine site. The Company and local BGL personnel have completed the assessment and modified or replaced all non-compliant systems or equipment with compliant systems.

The Company believes that the greatest risk presented by the Year 2000 problem is from third parties such as suppliers and financial institutions who may not have adequately addressed the problem. A failure of any such third party's computer or other applicable systems in sufficient magnitude could materially and adversely impact the Company. The Company is not presently able to quantify this risk but believes that it is minimal, based upon the survey responses received to date from third party suppliers, vendors, joint venture partners, OGML and BGL related suppliers and vendors.

The Company maintains printed back-up of all material transactions both in Denver and at BGL which could facilitate the continuation of business operations and remediation of data loss in the event of a system failure.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

At December 31, 1998, the Company's exposure to market risk was limited to changes in interest rates in the Company's investment portfolio (as disclosed in Item 7A of the Company's 1998 10-K). As a result of the acquisition of BGL on September 30, 1999, and the forecast production and the sale of gold from the Bogoso mine, going forward the Company's operations will be affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which the Company has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products, and sales by holders and producers of gold in response to these factors. The Company has not hedged against fluctuations in the gold price.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
(a)  Exhibit    27.1  Financial Data Schedule

(b)  Reports on Form 8-K

   * On July 1, 1999, the Company filed with the Securities and Exchange Commission ("SEC") a report on Form 8-K dated June 29, 1999. The Company reported that on July 1, 1999, the Company filed with the SEC a preliminary prospectus supplement dated June 29, 1999 for a proposed financing of the purchase price of its interest in Bogoso Gold Limited ("BGL"). The preliminary prospectus contains substantial information regarding BGL and pro forma financial information regarding the Company after giving effect to the Acquisition.

   * On August 12, 1999, the Company filed with the SEC a report on Form 8-K dated August 10, 1999. The report indicated that on August 12, 1999, the Company filed with the SEC a preliminary prospectus supplement for a proposed financing of the purchase price of its interest in BGL. The preliminary prospectus supplement contains substantial information regarding BGL and pro forma financial information regarding the Company after giving effect to the Acquisition.

   * On August 19, 1999, the Company filed with the SEC a report on Form 8-K dated August 18, 1999. The report indicated that BGL has provided the Company unaudited interim financial data of BGL for the three months ended June 30, 1999. This information reflects net income for the second quarter of 1999 totaling $2.1 million. This net income resulted primarily from the reversal of accruals as a result of revised estimates of BGL's environmental liability. Without the reversal of this liability, BGL would have incurred a net loss of approximately $1.1 million for the second quarter of 1999.

   * On August 31, 1999, the Company filed with the SEC a Form 8-K dated August 24, 1999. The report announced the closing of a United States offering (the "Offering") of $7,616,500 of the Company's securities. The report also announced that on August 23, 1999, the Company filed a final prospectus supplement with the SEC in connection with the financing of the initial purchase price of its interest in BGL. A copy of the final prospectus supplement was incorporated by reference as Exhibit 99.

   * On October 14, 1999, the Company filed with the SEC a Form 8-K dated September 30, 1999. In the report the Company announced that on September 30, 1999, the Company and Anvil Mining NL, completed their previously announced acquisition of 70% and 20%, respectively, of the common shares of BGL.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Golden Star Resources Ltd.



Date: 11/16/99                      By: /s/ Peter J. Bradford
--------------                         -------------------
                                        Peter J. Bradford
                                        President and Chief Executive Officer








Date: 11/16/99                      By: /s/ Allan J. Marter
--------------                         --------------------
                                        Allan J. Marter
                                        Chief Financial Officer