Form 10-K
period 1999-12-31
GOLDEN STAR RESOURCES LTD
filed 2000-03-29
CIK 903571

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 1999


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


     Securities registered or to be registered pursuant to Section 12 (b) of the
     Act:

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No ______
                                                       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form l0-K. ______

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $52 million as of March 1, 2000, based on the closing price of the shares on the American Stock Exchange of $1.44 per share.

     Number of Common Shares outstanding as at March 1, 2000: 37,123,131

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


                  REPORTING CURRENCY AND FINANCIAL INFORMATION

     All amounts in this Report are expressed in United States dollars, unless otherwise indicated. References to (i) "Cdn" are to Canadian dollars, (ii) "FF" are to French francs, (iii) "Cedi" or "Cedis" are to Ghanaian cedis, and (iv) "Aus" are to Australian dollars.

     Financial information is presented in accordance with accounting principles generally accepted in Canada. Differences between accounting principles generally accepted in the United States and those applied in Canada, as applicable to the Company, are explained in Note 17 to the Consolidated Financial Statements.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains "forward-looking statements" within the meaning of the U.S. securities laws. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, capital expenditure, exploration efforts, financial needs, and other information that is not historical information. The Company's forward-looking statements are based on the Company's current expectations and various assumptions as of the date such statements are made. The Company cannot give assurance that such statements will prove to be correct. These forward-looking statements include statements regarding:

          .    the impact of our shift in business strategy

          . the impact that the Bogoso mine may have on our future liquidity, cash flows, financial requirements, operating results and capital resources

          .    the operational and financial performance of the Bogoso mine

          .    targets for gold production

          .    cash operating costs and expenses

          .    percentage increases and decreases in production from our mines

          .    schedules for completion of feasibility studies

          .    potential increases in reserves and production

          . the timing and scope of future drilling and other exploration activities

          . expectations regarding receipt of permits and commencement of mining or production

          .    anticipated recovery rates, and

          . potential acquisitions or increases in property interests in the region of the Bogoso mine.


     Factors that could cause our actual results to differ materially from these statements include changes in gold prices, unanticipated grade changes, unanticipated recovery problems, mining and milling costs, geology, metallurgy, processing, access, transportation of supplies, water availability or other problems, results of current and future exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, joint venture relationships, availability of materials and equipment, the timing of receipt of governmental approvals for new permits or renewal of permits, capitalization and commercial viability, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, labor disputes, delays in start-up dates, environmental costs and risks, local and community impacts and issues, and general domestic and international economic and political conditions. See the factors set forth under the caption "Risk Factors" in Item 1 of this Form 10-K.

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

Overview

Golden Star Resources Ltd. ("Golden Star" or the "Company" or "we") is an international mining and exploration company with a diverse portfolio of projects including a 70% operating equity interest in the Bogoso mine in the Republic of Ghana and a 30% non-operating equity interest in the Omai mine in Guyana. The Company's core focus is on the acquisition, discovery, development and operation of gold and diamond projects and, where appropriate, the execution of partnership arrangements with major mining companies to develop and operate mines. The Company currently has projects in various stages of development in Guyana, French Guiana, through its approximately 71% owned publicly traded subsidiary, Guyanor Ressources S.A. ("Guyanor"), and Suriname in South America, and in Ivory Coast, Kenya and Ghana in Africa.

The Company's exploration efforts are concentrated in geologic domains known as greenstone belts, which are ancient volcano/sedimentary rock assemblages. Greenstone belts are known to be favorable geologic environments for gold mineralization and account for a significant proportion of the world's historical gold production. The Company began its exploration activities in 1985 in the tropical, Proterozoic greenstone belts of the Guiana Shield, and extended its activities in the 1990's to other geologically related greenstone belts elsewhere in South America and Africa.

As at March 1, 2000, the Company's interest in gold production was in the form of (i) a 70% equity interest in Bogoso Gold Limited, a company incorporated under the laws of Ghana ("BGL") and the owner and operator of the Bogoso gold mine in Ghana (the "Bogoso Mine") (see "Item 2. Description of Properties - The Bogoso Gold Mine") and (ii) a 30% common share equity interest in Omai Gold Mines Limited, a company incorporated under the laws of Guyana ("OGML") and the owner and operator of the Omai gold mine in Guyana (the "Omai Mine"). (See "Item 2. Description of Properties - The Omai Gold Mine").

Business Strategy

Faced with a continuing low gold price environment and the difficulty in raising funds from the equity markets for pure exploration companies, management abandoned or suspended its activities on several of its projects during 1998 and 1999 to focus its resources on its most promising prospects. Management also decided in 1999 to change its business strategy from a pure exploration company to a production, development and advanced stage exploration company. The first step in the implementation of this new strategy was the acquisition in September 1999 of the Bogoso Mine in Ghana. The Bogoso acquisition was intended to provide the Company with a source of internally generated cash flow from oxide operations at least through the end of the year 2000. One of the Company's main objectives in the short term is, therefore, to acquire additional sources of oxide ore to extend Bogoso's mine life. In the long term, however, gold price permitting, the Company intends to develop a sulfide operation at the Bogoso Mine to treat the already identified sulfide mineralization located in and around the property. For this purpose, the Company is currently conducting a feasibility study to assess the potential of a sulfide operation at Bogoso. The results of the study are expected before year-end. If the results of the feasibility study are positive, the Company would begin construction of a sulfide treatment plant at the end of 2000, with the aim of commencing commercial production sometime during the course of 2001.

In addition to Bogoso, the Company is evaluating other potential mining opportunities, such as the development of its Gross Rosebel project in Suriname which is held in a 50/50 joint venture with Cambior Inc. of Canada or through the acquisition of mining assets from other companies in its geographical areas of expertise. The Company and Cambior have budgeted $0.5 million for the year 2000 to conduct additional studies to evaluate low cost processing and development alternatives for the Gross Rosebel project. Results are expected during 2000 and will serve as the basis for a development decision.

Gold and diamond exploration is still an important element of the Company's strategy although it has not been management's top priority over the last two years due to the difficulty of raising funds, at attractive prices, solely for exploration. The Company's exploration strategy is to focus on its skills in gold and diamond exploration in specific tropical geological environments and its ability to conclude advantageous property acquisitions in developing and less developed countries, with the ultimate goal of holding significant interests in gold and diamond mines. In the future, as part of its new strategy of being a producer, the Company intends to act more often as operator of its own discoveries although it may still decide, given the nature and size of a project and its resources, to joint venture projects to larger mining companies. The Company's business strategy is dependent on availability of adequate capital (see "Risk Factors - We currently have limited liquidity and capital resources") and is comprised of the following elements:

 .    Production and Development Strategy. The Company believes that in the current low gold price environment, only companies with the ability to generate cash from operations will survive. For this reason, the Company intends in the short term to become a medium size producer by either acquiring operating mines or developing some of its most advanced projects. The funds so generated will then be used partly to finance its further business development strategy, therefore lessening the need to raise capital from the equity markets at inauspicious times.

 .    Exploration Strategy. The Company still believes that the greatest potential increase in shareholder value in the gold and diamond sector comes from the discovery and development of new mineral deposits. The Company generally intends to concentrate its exploration efforts in its areas of expertise, gold and diamond exploration, in the tropical greenstone belts of the Guiana Shield and the West African Shield.

 .    Concentrate on current portfolio of properties. The Company intends to focus its efforts on advancing the most promising projects within its portfolio of properties to the feasibility stage. To preserve cash, our early and intermediate stage projects were abandoned or placed on care and maintenance awaiting a more favorable environment for gold exploration and development. The Company continues to pursue new opportunities and may, if warranted, make selective additional acquisitions of promising properties.

 .    Corporate Transactions. In view of the current gold market environment, the
     Company intends to continue to focus on corporate transactions that offer the potential to provide cash flow to fund exploration and development. Various transactions that may be considered include mergers with, and acquisitions of, other companies.

 .    Partner with major mining companies. The Company intends to continue to leverage its exploration capital by entering into partnership arrangements with major mining companies that have the technical skills and financial resources to develop and operate large modern mining operations. Under this strategy, the Company may transfer a portion of the business and financial risks associated with exploration and development to its partners and, therefore, utilize a greater portion of its funds to explore and develop additional projects.

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

Incorporation

The Company was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation of South American Goldfields Inc., a corporation incorporated under the federal laws of Canada, and Golden Star Resources Ltd., a corporation originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd. Concurrent with the amalgamation, the common shares of the Company were consolidated on a one-for-two basis. All references to "common shares" in this document mean the common shares of the Company after the amalgamation and the share consolidation. The fiscal year of the Company ends on December 31 of each year.

The head office of the Company is located at 1660 Lincoln Street, Suite 3000, Denver, Colorado 80264-3001, and the registered and records office is located at 19th Floor, 885 West Georgia Street, Vancouver, British Columbia, Canada V6C 3H4.

Employee Relations

As at March 1, 2000, the Company and its subsidiaries had a total of approximately 634 full-time employees and contractors. Eleven employees are based at the headquarters in Denver. Approximately 365 full-time employees and 140 full-time contractors are working for BGL in Ghana. The BGL employees are currently not members of a union but they are entitled to join one. (See "Item
1. Risk Factors - Certain employees' rights at BGL could have an adverse effect on our financial condition and results of operation.") As at March 1, 2000, Guyanor employed 39 full-time employees in French Guiana. The other employees are located in South America and Africa where the Company and its subsidiaries carry on exploration.

Reserves

The following table presents current reported reserves for both the Bogoso and Omai mines. Reserves for Bogoso have been estimated by BGL. SRK (UK) Limited have confirmed that the format of the reporting of the ore reserves and mineral resources (mineralized material) closely follows the guidelines and terminology set out in the Australasian Code for reporting of Identified Mineral Resources and Ore Reserves (the JORC Code). Reserves for Omai have been estimated by Cambior Inc. the operator of the mine and have not been reviewed independently by the Company. See "Item 2. Description of Properties" for a description of the Bogoso Gold Mine and the Omai Gold Mine and "Risk Factors" for a discussion of factors that could affect the following reserve estimates.

                                             RESERVES (Proven and Probable)
 ----------------------------------------------------------------------------------------------
                             Tonnes     Gold Grade   Contained Ounces      Contained Ounces
Project                         (100%)  g/t                     (100%)  (Golden Star 's share)
----------------------------------------------------------------------------------------------
Bogoso Mine/1/             3,263,000           2.2           229,300                   160,500
Omai Mine/2/              36,742,000           1.3         1,591,000                   477,300
----------------------------------------------------------------------------------------------
Total                     40,005,000           1.4         1,820,300                   637,800
----------------------------------------------------------------------------------------------

(1) This estimation has assumed a $290/oz gold price. Results reported by BGL as of December 31, 1999.
(2) This estimation has assumed a $325/oz gold price. Results reported by Cambior as of December 31, 1999.

The definitions of Proven (Measured) and Probable (Indicated) Reserves (see glossary of terms) are those prescribed for use in the United States by the Securities and Exchange Commission and set forth in SEC Industry Guide 7. These definitions are substantially the same as those applied in Canada as set forth in proposed National Instrument 43-101, the proposed successor to National Policy 2-A and in Australia as set forth in the Australasian Code for Reporting of Mineral Resources and Ore Reserves (the JORC code). National Instrument 43-101 has yet to be adopted by the Canadian securities commissions, but reporting issuers are strongly encouraged to report their reserve estimates in compliance with the proposed policy.

Mineralized Material

The following table presents information with respect to mineralized material by property. Mineralized material has been estimated either by Cambior Inc. or the Company, as indicated below. See "Item 2. Description of Properties" for a description of each property and see "Risk Factors" below for a discussion of factors that could affect the estimates of mineralized material.

Mineralized material does not represent reserves and has not been included in the Proven and Probable Reserve estimates above. Even though drilling and trenching indicate sufficient tonnage and grade to warrant further exploration or development expenditures, the mineralized material does not qualify under the U.S. Securities and Exchange Commission standards as being commercially minable until further drilling, metallurgical work and other economic and technical feasibility factors based upon such work are resolved. However, the Company only reports mineralized material if the potential exists for reclassification to reserves following additional drilling and/or final technical, economic, and legal factors have been determined for the project. Mineralized material is only disclosed if it could be reported as Measured, Indicated and/or Inferred resources as required in Canada as set forth in proposed National Instrument 43-101 or in Australia as set forth in the Australasian Code for Reporting of Mineral Resources and Ore Reserves (the JORC code).

                                          MINERALIZED MATERIAL/1/
---------------------------------------------------------------------------------------
                                     Tonnes               Tonnes             Gold Grade
Project                              (100%)         (Golden Star's share)       g/t
---------------------------------------------------------------------------------------
Bogoso (oxide and                   4,799,000               3,359,000               2.1
 transition)/2/

Bogoso (sulfide)/2/                11,095,000               7,767,000               3.3

Omai/3/                             6,100,000               1,830,000               1.5

Gross Rosebel/3/                   41,350,000              20,675,000               1.6

Yaou/3/                             9,280,000               3,294,000               2.4

Dorlin/3/                           7,207,000               2,558,000               1.3

Paul Isnard/4/                      6,178,000               4,386,000               2.8
---------------------------------------------------------------------------------------
Total                              86,009,000              43,869,000               2.5
---------------------------------------------------------------------------------------

(1) All estimates reflect mineralized material in stock piles or within open pits designed using geologic, economic and design constraints that the Company believes are realistic. See "Item 2. Description of Properties" for more detail information on each project.
(2) Results reported by BGL as of December 31, 1999 and based on a $325 gold price.
(3) Results reported by Cambior as of December 31, 1999 and based on a $325 gold price.
(4) Results estimated by the Company in February 1999 and based on a $325 gold price.

Certain Significant Events in 1999

The Company has seen a number of management changes over the past year.  James
E. Askew was appointed President and Chief Executive Officer in March 1999, but after his work to re-focus the Company and to acquire the operating Bogoso mine, he resigned in October 1999 to take a position in his native Australia. Mr. Askew continues as a member of the board of directors.

On November 1, 1999, Peter J. Bradford replaced Mr. Askew as our President and Chief Executive Officer. Mr. Bradford was instrumental in bringing the Bogoso acquisition to the Company's attention and served most recently as Managing Director of Anvil Mining NL, the Company's 20% joint venture partner in the Bogoso project. In addition to Mr. Askew, our Chief Financial Officer, our Vice President, Corporate Development, our previous Controller, and a member of our board of directors all resigned since the last meeting of the shareholders of the Company in June 1999. On November 9, 1999, the board of directors of the Company appointed Allan J. Marter as Chief Financial Officer. Mr. Marter, an experienced mining industry executive, together with our new Controller, has assumed responsibility for the financial and accounting matters of the Company whilst Mr. Peloquin, the Company's General Counsel, has taken over the responsibility for Corporate Development.

Following the decision of our board of directors to reduce its size in early 1999, Donald Mazankowski and Robert Minto resigned as directors of the Company. In addition, Pierre Gousseland, Richard Stark and Philip Martin decided not to seek reelection as directors at the 1999 meeting of our shareholders. In September 1999, Dr. Roger Morton, director of the Company since its organization, resigned due to the demands of his principal occupation.

These resignations, with the exception of Mr. Askew, mostly resulted from the reorganization of the Company's management to reduce costs and focus activities during the continuing low gold price period. (See "Risk Factors - We have experienced several, recent management and personnel changes".)

On June 9, 1999, Guyanor Ressources entered into a joint venture agreement with Rio Tinto Mining and Exploration Limited ("Rio Tinto") with respect to diamond exploration and development in French Guiana, including the Dachine property. Under the agreement, Rio Tinto can earn a 70% interest in the joint venture by funding exploration and development expenditures up to a total of US$17 million or by reaching a decision to commence with the development and mining of any diamonds within the area of interest of the joint venture in French Guiana, whichever comes first. (See "Item 2. Description of Properties - Dachine".)

On August 24, 1999, the Company completed a United States offering of $7,616,500 comprised of: (a) $4,155,000 of 7.5% Subordinated Convertible Debentures (the "Debentures"), with interest to be paid semi-annually, together with 200 common share purchase warrants for each $1,000 face value of Debentures issued (each warrant, a "Debenture Warrant"), entitling the holder to purchase one common share of the Company for a four-year term after the closing of the offering at $1.50 during the first two years of the term and at $1.75 during the balance of the term (The Debentures, which mature in 2004, are not redeemable prior to August 2002 and are convertible into Golden Star common shares at a rate of $0.70 per share.); and (b) 6,923,000 units at $0.50 per unit, each unit consisting of one common share and one-half of a common share purchase warrant (each whole warrant, a "Unit Warrant", entitling the holder to purchase one additional common share at $0.70 for a period of 18 months).

On September 30, 1999, the Company completed the acquisition of the Bogoso Mine in Ghana from a consortium of banks represented by the International Finance Corporation and the Deutsche Investitions and Entwicklungsgesellschaft mbH of Germany. As a result of the acquisition, the Company and Anvil Mining NL acquired equity interests of 70% and 20%, respectively in BGL (with the Government of Ghana retaining a 10% equity interest) as well as 78% and 22%, respectively, of the debt owed by BGL to the consortium of banks as of the date of the acquisition. (See "Item 2. Description of Properties - The Bogoso Gold Mine".)

RISK FACTORS

READERS SHOULD CAREFULLY CONSIDER THE RISK FACTORS SET FORTH BELOW.

We currently have limited liquidity and capital resources.
----------------------------------------------------------

We have limited financial resources. As at December 31, 1999, we held cash and short-term investments of approximately $2.9 million as compared to cash and short-term investments of $7.4 million as at December 31, 1998. The execution of our business strategy going forward will require significant expenditures, including debt service on $4.2 million aggregate principal amount of our 7.5% subordinated convertible debentures. These expenditures may exceed revenues and free cash flows generated by BGL and our other operations and could affect our ability to make distributions on our common shares. We have not, however, made distributions on our common shares since our inception and do not presently intend to make future distributions.

The lagging world market price of gold has adversely affected our ability to obtain financing and therefore our abilities to develop our current portfolio of properties. If these conditions persist for an extended period of time, we may, in the future, be unable to continue our operations and fulfill our obligations under our agreements with our partners or under our permits and licenses. We cannot assure you that in the future we will be able to obtain adequate financing on acceptable terms. If we are unable to obtain additional financing, we may need to delay or indefinitely postpone further exploration and development of our properties. As a result, we may lose our interest in some of our properties and may be forced to sell some of our properties.

The loss of any of our interests in exploration and mining properties would give rise to write-offs, under both U.S. and Canadian GAAP, of any capitalized costs and this would negatively impact the results of operations. The impact would also be shown in reduction of assets in our balance sheet, which in turn may reduce our ability to raise additional funds through equity or debt sources.

Our common shares may be de-listed from the American Stock Exchange.
--------------------------------------------------------------------

The American Stock Exchange notified us in July 1999 that our common shares might be de-listed. Specifically, the American Stock Exchange identified the following factors as possible cause to de-list our shares:

 .    we sustained losses in each of the past five fiscal years accompanied by operating cash outflows

 .    if we were a U.S. corporation, the report of our auditors would have included an additional explanatory paragraph in the auditors' report since the 1998 financial statements were affected by conditions and events that at the time of their preparation cast substantial doubt about our ability to continue as a going concern.

 .    our stock price was, at the time, trading below $1.00.

After reviewing our submissions/answers in December 1999, the American Stock Exchange determined to continue our listing pending a review of this Annual Report on Form 10-K. Although we expect the recently completed Bogoso acquisition to have a positive impact on our financial condition, we cannot assure you that the American Stock Exchange will not in the final analysis determine to de-list our shares from the exchange.

We issued 1,500,000 common share purchase warrants to two lenders under a credit facility commitment letter. We are required to list the shares underlying the warrants with at least either the American Stock Exchange, the New York Stock Exchange or the NASDAQ National Market or NASDAQ Smallcap Market. If our common shares were to be de-listed from the American Stock Exchange before the earlier of (1) the sale of all of the shares underlying the warrants or (2) June 9, 2003, we would endeavor to list the shares on one of the other acceptable exchanges. However, if our common shares are not accepted for listing on one of the other exchanges, we would be required to pay a cash penalty to the lender equal to 3% per month of the aggregate value of the shares underlying the lender's warrants. In addition, if we were required to pay this penalty for at least six months, the lender could require us to repurchase its warrants or common shares at a premium over the fair market value of our common shares. If we were required to pay this cash penalty for several months or to repurchase the lenders warrants or common shares, it would have a negative impact on our cash flow and could prevent us from meeting other of our financial obligations.

If our common shares were to be de-listed from the American Stock Exchange and were not accepted for listing on another exchange, trading in our common shares in the U.S., if any, might then be conducted in the over-the-counter market on an electronic bulletin board, or in what are commonly referred to as the "pink sheets". There would likely be a less active trading market for our common shares and you would then find it more difficult to sell, or to quickly and accurately obtain pricing information for, our common shares.

De-listing from the American Stock Exchange would impact the Company, although we would still retain our listing on the Toronto Stock Exchange. We could also continue trading in the over-the-counter market. This would not be expected to have any immediate, direct impact on our financial position, results of operations and liquidity in future periods. In the longer term, however, it might be more difficult to raise funds. However, the failure to have the common shares accepted for listing in the agreed manner would result in penalty interest costs, and these costs would adversely impact our financial condition, results of operations and liquidity. Similarly, if we were required to repurchase the warrants or shares, that cost would immediately result in a less positive financial condition, and the cost of any buy-back would negatively impact both our financial position and liquidity.

If our common shares were deemed to be a "penny stock," the level of trading
----------------------------------------------------------------------------
activity in our common shares could be reduced and its marketability affected.
------------------------------------------------------------------------------

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on specified national securities exchanges or quoted on the National Association of Securities Dealers Automated Quotation System - American Stock Exchange. Our shares are not presently subject to the penny stock rules because of exceptions relating to registration and the level of our net tangible assets.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver to its customer a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with the following:

     .    current bid and offer quotations for the penny stock

     . the compensation of the broker-dealer and its salesperson in the transaction

     . the broker-dealer must disclose if it is the sole market maker and it's presumed control over the market in this case, and

     . monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" within the meaning of the federal securities laws must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. Thus, if our common shares were ever to become subject to these rules, a transaction in our securities would subject the broker-dealer to sales practice and disclosure requirements that could make the trading of our common shares more cumbersome, which could in turn materially adversely affect the marketability of our shares.

Declines in the price of gold have an adverse effect on our stock price and
---------------------------------------------------------------------------
business plan.
--------------

The price of our common shares and our business plan have been and may in the future be significantly adversely affected by recent or sustained declines in the price of gold. Gold prices often vary widely and are affected by numerous factors beyond our control, such as the sale or purchase of gold by various central banks and financial institutions, inflation or deflationary conditions, fluctuation of the U.S. dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold-producing countries throughout the world. The following table sets forth for the last ten years the high and low selling prices of gold:

               Year      High             Low
               ----      ----             ---
               1990      $422.40          $346.80
               1991      $403.20          $344.30
               1992      $359.30          $329.70
               1993      $407.00          $326.30
               1994      $398.00          $370.60
               1995      $395.40          $371.20
               1996      $414.70          $368.00
               1997      $360.00          $283.00
               1998      $314.70          $275.60
               1999      $324.50          $253.00

The closing trading price per ounce of gold quoted by the New York Commodities Exchange on March 1, 2000 was $291.50.

We continue to experience substantial losses.
---------------------------------------------

We have reported net losses of approximately $24.4 million in 1999, $22.2 million in 1998, $26.6 million in 1997, $7.8 million in 1996,and $12.2 million in 1995 and may continue to incur losses in the future. Future operating losses may make financing our operations and our business strategy or raising additional capital difficult or impossible, materially and adversely affecting our operations.

We are shifting our business strategy away from mineral exploration toward an
-----------------------------------------------------------------------------
emphasis on mining operations.
------------------------------

With the acquisition of the Bogoso Mine in Ghana, we have undertaken a shift in our business strategy toward mining production rather than focusing only on mineral exploration. We are also currently pursuing other mining opportunities. We may not be successful in implementing this shift in strategy. Any business acquired, including the Bogoso Mine, may be difficult to integrate into our existing operations or may not perform as well as expected. If we are unable to successfully implement our business strategy, this could have a material adverse effect on our financial condition and results of operations.

Our shift in business strategy could strain our managerial, financial and other resources. We also cannot assure you that this shift in business strategy will not interfere with our existing operations. The operation of the Bogoso Mine demands substantial management resources and the shifting of our management focus away from other business opportunities.

We may not be able to extend the life of the Bogoso mine beyond existing
------------------------------------------------------------------------
reserves.
---------

At March 1, 2000, existing oxide and transition ore reserves at the Bogoso property were expected to be sufficient to continue mining operation until the third quarter of 2000, with processing operations and gold production continuing from stockpiles until mid-2001. There can be no assurance at this time however that the treatment of transition ore reserves will be as efficient as we anticipate. The potential within the property to discover additional oxide mineralized material and establish reserves is limited. Actual results from mining and processing existing resources or mill feed may also differ materially from historical production rates and costs. Any of these factors could result in our inability to generate sufficient cash flow to cover our operating and exploration expenses on the Bogoso property, which would adversely affect our financial liquidity and results of operations and our ability to make distributions on our common shares.

Exploration is ongoing at Bogoso to identify reserves to extend the life of the mine and investigations are underway into alternative sources of ore, such as transitional mineralization and lower grade stockpile. In addition, based on the results of an internal pre-feasibility study on the sulfide resource at Bogoso, the Company has committed to additional drilling to increase the open pittable sulfide reserves and to prepare a bankable feasibility study. It is currently estimated that the study should be completed by the end of 2000. The Company is also actively pursuing opportunities in the region that could expand the life of the existing oxide operation at Bogoso and has recently concluded an option agreement on a nearby property.

The technology and cost of production of sulfide mineralized material at the
----------------------------------------------------------------------------
Bogoso property may prove infeasible or uneconomic to warrant processing the
----------------------------------------------------------------------------
material.
---------

While sulfide mineralized material exists on the Bogoso property, technology used by previous owners to process sulfide ore proved unsuccessful. While we intend to re-examine the feasibility of processing sulfide mineralized material using other proven technology, there can be no assurance this would become feasible under any circumstances.

If we determine that mining of sulfide mineralized material is feasible, we would need to establish sufficient reserves of sulfide ore to justify establishing a sulfide operation. There is no assurance that sufficient reserves exist, or can be established. Furthermore, mining and processing of sulfide ore would require significant amounts of capital necessary for the design and construction of a sulfide operation. We do not currently have access to this capital and funding may be unavailable, whether from internal or external sources, in the necessary amounts and on acceptable terms, or at all.

Cash flows from operation of the Bogoso property may be insufficient to meet our
--------------------------------------------------------------------------------
obligations.
------------

Cash flows from operation of the Bogoso property may be insufficient to cover future operating and exploration costs at the mine and to service our debentures. In addition, operating and exploration costs could be materially higher than previously estimated. Insufficient cash flows at BGL or higher than expected costs could result in a significant deterioration in our ability to conduct mining and exploration activities. We refer you to the discussion under "We may not be able to extend the life of the Bogoso Mine beyond existing reserves" above.

Our obligations may strain our financial position and impede our business
-------------------------------------------------------------------------
strategy.
----------

We have a debt of $4.2 million under our debentures. This indebtedness may have important consequences, including the following:

     . increasing our vulnerability to general adverse economic and industry conditions;

     . limiting our ability to obtain additional financing to fund future working capital, capital expenditures, operating and exploration costs and other general corporate requirements;

     . requiring us to dedicate a significant portion of our cash flow from operations to make debt service payments, which would reduce our ability to fund working capital, capital expenditures, operating and exploration costs and other general corporate requirements;

     . limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

     . placing us at a disadvantage when compared to those of our competitors that have less debt relative to their capitalization.

We may have insufficient funds available to service our obligations under our
-----------------------------------------------------------------------------
debentures after the anticipated mine life at the Bogoso property expires.
--------------------------------------------------------------------------

We may experience difficulties in satisfying our obligations under our debentures because the mine life at the Bogoso property is expected to be shorter than the term of the debentures. Currently, we anticipate production from the Bogoso mine to continue until mid-2001, while the term of the debentures is five years, maturing in August 2004. If we are unable to extend the mine life beyond its anticipated usefulness or are not successful in generating sufficient free cash flow from other operations or sources, our ability to repay amounts outstanding under the debentures would be materially and adversely affected.

As a holding company, our operations are dependent on the ability of our
------------------------------------------------------------------------
subsidiaries and joint ventures to make distributions to us.
------------------------------------------------------------

We are a holding company that conducts a significant amount of our operations through foreign (African and South American) subsidiaries and joint ventures, and substantially all of our assets consist of equity in such subsidiaries and joint ventures. Accordingly, we are and will be dependent on our ability to obtain funds from our subsidiaries and joint ventures to make distributions to our stockholders.

Ghanaian Tax Implications of the BGL Acquisition could affect our cash flow
---------------------------------------------------------------------------
projections.
------------

We believe that there are no negative Ghanaian tax implications of the acquisition of BGL for the Company, and that the Government of Ghana will come to the same conclusion, but there can be no assurance of this. If we were subject to taxation on the Bogoso acquisition by the Ghanaian government, it could materially and adversely affect our cash flow projections.

Certain employees' rights at BGL could have an adverse effect on our financial
------------------------------------------------------------------------------
condition and results of operation.
-----------------------------------

In connection with the acquisition of BGL, the junior staff employees, most of whom are Ghanaians and all of whom were members of a union, were terminated. Immediately after the acquisition, BGL rehired approximately 272 junior staff employees. The new employees have completed a probation period and have been entitled since February to become members of a union. As a consequence, BGL anticipates having to negotiate a collective agreement with a union in the next six months. In the event those or other future staff members were to engage in a strike or other work stoppage because of a disagreement over the collective agreement or otherwise, we could experience a significant disruption of our operations at the Bogoso Mine and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operation.

We are subject to changes in the regulatory environment in Ghana.
-----------------------------------------------------------------

Our mining operations and exploration activities in Ghana will be subject to extensive regulation governing various matters, including:


          .    licensing                .  development
          .    production               .  exports
          .    taxes                    .  labor standards
          .    water disposal           .  occupational health and safety
          .    toxic substances         .  environmental protection
          .    mine safety

Compliance with these regulations increases the costs of the following:

          .     planning
          .     designing
          .     drilling
          .     developing
          .     constructing
          .     operating, and
          .     mine and other facilities closure.

We believe that our operations and activities are currently in substantial compliance with current laws and regulations. However, these laws and regulations are subject to constant change. For example, the Ghanaian government has recently adopted new, more stringent environmental regulations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation or interpretation of these laws and regulations could have a material adverse impact on us, cause a reduction in levels of production and delay or prevent the development or expansion of our properties in Ghana.

Government regulations limit the proceeds from gold sales that may be withdrawn from Ghana. Changes in regulations that increase these restrictions would have a material adverse impact on us as the Bogoso property will be our principal source of cash.

We are subject to fluctuations in currency exchange rates.
----------------------------------------------------------

We conduct all of our exploration and development in countries other than Canada and the United States. Our two most recent equity financing transactions were in U.S. dollars but our funding has historically been through equity financing transactions completed in Canada and in Canadian currency. We currently maintain all or the majority of our working capital in U.S. dollars or U.S. dollar denominated securities and convert funds to foreign currencies as payment obligations become due. In addition, we currently have future obligations which are payable in French francs and receivables collectible in French francs. Finally, a significant portion of the operating costs at the Bogoso property is based on the Ghanaian currency, the Cedi. BGL is required to convert only 20% of the foreign exchange proceeds that BGL receives from selling gold into Ghanaian Cedis, but the Government of Ghana could require BGL to convert a higher percentage of such sales proceeds into Ghanaian Cedis in the future.

We currently do not actively take steps to hedge against currency exchange risks. Accordingly, we are subject to fluctuations in the rates of currency exchange between the U.S. dollar and these currencies, and such fluctuations may materially affect our financial position and results of operations.

The Government of Ghana has the right to participate in the ownership and
-------------------------------------------------------------------------
control of BGL.
---------------

The Ghanaian government currently has a 10% carried interest in BGL. The Ghanaian government also has the right to acquire an additional 20% equity interest in BGL for a price to be determined by agreement or arbitration. There can be no assurance that the government will not seek to acquire an additional equity interest in the mine, or as to the purchase price that the Government of Ghana will pay for any additional equity interest. A reduction in our equity interest could reduce our income or cash flows from BGL or the Bogoso property and amounts available for reinvestment or distribution. (See "Item 2. Description of Properties - The Bogoso Gold Mine - Government of Ghana Special Rights".)

We have had to restate estimates of mineralized material in the past.
---------------------------------------------------------------------

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralized material, including many factors beyond our control. The estimation of reserves and mineralized material is a subjective process and the accuracy of any such estimate is a function of the quantity and quality of available data and of the assumptions made and judgments used in engineering and geological interpretation. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates.

In the past, we have had to revise estimates of mineralized material disclosed with respect to two of our projects. During the planning for additional exploration work on these projects, it became apparent that the Company may not have consistently applied industry and reporting standards in arriving at its estimates and that additional controls were required. Consequently, we disclosed new, revised estimates and put controls in place in the third quarter of 1998 to address deficiencies in past estimation methods. These new controls and procedures reflect standards recently adopted by the Toronto Stock Exchange in Canada. The controls call for an internal or external review of all estimates (prepared by the Company) of mineralized material and reserves by a qualified person recognized professionally as competent for this type of review. Under our new policy, it is only after the review that estimates of mineralized material and reserves may be disclosed. These controls are aimed at insuring that our estimates of mineralized material and reserves are made in accordance with the best practices in the industry. We cannot, however, guarantee that revisions to our estimates will not be required in the future.

Other things being equal, declining gold prices reduce our preexisting estimates
--------------------------------------------------------------------------------
of mineralized material and reserves and can result in delays in development
----------------------------------------------------------------------------
until we can make new estimates using lower gold prices and determine new
-------------------------------------------------------------------------
potential economic development options under the lower gold price assumptions.
------------------------------------------------------------------------------

Over the past few years, there has been a continued decline in world gold prices. Accordingly, over the last year, we have reduced the estimates of our mineralized material and reserves on various properties. These reductions reflect our decision to re-estimate our mineralized material and reserves using significantly lower gold prices. If gold prices continue at current levels or decline further we may initiate additional significant write-downs of these mineralized material and reserves.

In addition, because of lagging gold prices we have postponed development of the Gross Rosebel project in Suriname. Should gold prices remain at their current levels or decline further for an extended period, we may further postpone development at Gross Rosebel until such time as alternative development options involving other technologies or smaller scale operations can be defined and determined by both the Company and its joint venture partner to be feasible under lower gold price assumptions.

Recent low gold prices may require a hedging program against gold production at
-------------------------------------------------------------------------------
the Bogoso property.
--------------------

BGL is constantly reviewing whether or not, in light of recent low gold prices, it would be appropriate to establish a hedging program against the production of gold to protect the Company against further gold price decreases, but to date, BGL and the Company have not decided to implement such a program. The implementation of any hedging program may not, however, serve to protect adequately against declines in the price of gold. In addition, if unsuccessful, the costs of any hedging program may further deplete BGL financial resources.

Although a hedging program may protect us from a decline in the price of gold, it may also prevent us from benefiting fully from price increases. For example, as part of a hedging program, we may be obligated to sell gold at a price lower than the then-current market price. This result may adversely affect our ability to generate sufficient cash flow at a specified price level in order to pay any top-up payments described below.

The price of gold may impact the purchase price for the Bogoso property.
------------------------------------------------------------------------

Our company and Anvil Mining NL, the other party to the Bogoso acquisition, will be required to pay the consortium of banks that formerly owned BGL an amount in U.S. dollars equal to the product of 183,333 multiplied by the amount by which the average daily price of gold, also expressed in U.S. dollars, between the date of the Bogoso acquisition and the top-up payment date (the second anniversary of the acquisition date) exceeds $255 per ounce, up to a maximum of $10 million (the "Top-Up Payment"). Our company has agreed to fund any Top-Up Payment that may become payable. We are required to make a non-refundable payment equal to 50% of the estimated Top-Up Payment one year after the date of the Bogoso acquisition based on the average daily gold price for the prior year. If the average price of gold decreases substantially after that date, we will have paid more money for the Bogoso property than we might have otherwise paid if the Top-Up Payment were made in full on the second anniversary of the date of the Bogoso acquisition, when the remainder of this payment is due.

Certain of our mineral rights are subject to governmental approvals.
--------------------------------------------------------------------

Guyanor currently holds ten type "B" permits, two of the Yaou permits initially granted having expired in February 1998. Applications for the renewal of the ten permits were filed within the legal deadline in 1996 and 1997 and are still pending. The period of validity of the permits are, by law, extended until the French administration takes a decision on the application. If renewed, the permits would be valid for two years. The Company also filed two applications for type "A" permits in 1997. One application covers the Yaou project and the other covers the Dorlin project. The applications have been approved by the DRIRE and were submitted to the Ministry of Mines for final approval. The type "A" permits, if granted, would replace the type "B" permits. It is currently contemplated that the type "A" permits will be granted directly to Societe Miniere Yaou-Dorlin ("SMYD"), a French company, created by Cambior and Guyanor to hold the Yaou and Dorlin mineral rights. Cambior and Guyanor will each hold 50% of the shares of SMYD. The applications are currently under review. It is the Company's understanding that they could be granted by the end of March 2000.

In addition, French Guiana has no history or tradition of large-scale commercial mining. Regulatory risk may increase as projects become more advanced and applications are made for all of the various permits required to develop a modern mining operation. This risk includes regulatory-related delays and/or failures to receive required permits.

At Gross Rosebel, our Right of Exploration was scheduled to expire on March 21, 1997. The Government of Suriname has not yet approved the application for renewal. Under the Mining Decree (Article 31), an existing right of exploration remains legally in force until a decision on the application for renewal of the right of exploration has been taken.

On May 7, 1997, Cambior and our company submitted a feasibility study and an executive summary of the environmental impact study to the Government of Suriname. The Government of Suriname has not yet approved the Feasibility Study and EIS.

Operational hazards and responsibilities
----------------------------------------

Our activities are subject to a number of risks and hazards including:

     . environmental hazards
     . discharge of pollutants or hazardous chemicals
     . industrial accidents
     . labor disputes
     . unusual or unexpected geological or operating conditions
     . slope failures
     . cave-ins
     . failure of pit walls or dams
     . fire
     . changes in the regulatory environment
     . natural phenomena such as inclement weather conditions, floods and earthquakes, and
     . other hazards.

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

Compliance with environmental regulations
-----------------------------------------

We cannot assure you that compliance with existing regulations governing the discharge of materials into the environment, or otherwise relating to environmental protection, in the jurisdictions where we have projects will not have a material adverse effect in the future on our exploration activities, earnings, expenditures or competitive position. New or expanded regulations, if adopted, could affect the exploration or development of our projects or otherwise have a material adverse effect on our operations.

As a result of the foregoing risks, expenditures on any and all projects, actual production quantities and rates and cash operating costs, among other things, may be materially and adversely affected and may differ materially from anticipated expenditures, production quantities and rates, and costs, just as estimated production dates may be delayed materially, in each case. Any such events can materially and adversely affect our business, financial condition, results of operations and cash flows.

Gold exploration is speculative in nature.
------------------------------------------

Gold exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. The long-term success of our operations is directly related to the cost and success of our exploration programs. We cannot assure you that our gold exploration efforts will be successful. The risks associated with gold exploration include:

       . the identification of potential gold mineralization based on surficial analysis
       . the quality of our management and our geological and technical expertise, and
       . the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically minable mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. As a result of these uncertainties, we cannot assure you that current and future exploration programs will result in the discovery of ore reserves, the expansion of our existing reserves and the development of mines.

Uncertainty involved in the development and operation of mining projects
------------------------------------------------------------------------

Mining projects frequently require a number of years and significant expenditures during the mine development phase before production is possible. Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of such development projects is based on many factors such as:

       . estimation of reserves
       . metallurgical recoveries
       . future gold prices, and
       . capital and operating costs of such projects.

For example, we have deferred the development of our Gross Rosebel project until, among other things, we see improvements in gold prices.

Exploration and development projects have no operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probable reserves and operating costs determined in the feasibility studies are based on geologic and engineering analyses. As a result, the risks and uncertainties attached to an exploration company are very high.

We have a 70% interest in the Bogoso Mine in Ghana and a 30% interest in the Omai Mine in Guyana. To that extent, we are subject to risks and hazards inherent to the mining industry, including:

       . unanticipated grade and tonnage of ore to be mined and processed
       . unanticipated adverse geotechnical conditions
       . costs of constructing and operating a mine in a specific environment . processing and refining facilities
       . availability of economic sources of energy
       . adequacy of water supply
       . adequate access to the site, unanticipated transportation costs

       . government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands)

       . fluctuations in gold prices, and
       . accidents, labor actions and force majeure factors.

The occurrence of any of these factors could materially and adversely affect the development of a project and as a result our business, financial condition, results of operations and cash flow. For example, the recovery rates at the Bogoso mine have been lower than anticipated since the processing was switched to transition ores in early March 2000. Although we are confident that management will quickly resolves the problems, there can be no assurance the recovery rates will be as projected.

Diamond exploration is highly speculative.
------------------------------------------

The exploration and development of diamond deposits involve exposure to significant financial risks over a significant period of time. Very few properties that are explored are ultimately developed into producing mines. Major expenses over a period of several years may be required to establish reserves by sampling and drilling and to construct mining and processing facilities at a site. We cannot assure you that our current or future exploration programs will result in profitable commercial diamond mining operations.

Whether a diamond deposit will be commercially viable depends on a number of factors, including the size of the deposit, the size, quantity and quality of the diamonds, proximity to infrastructure, financing costs and governmental regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of diamonds and environmental protection. We cannot accurately predict the effect of these factors. We may not be able to receive an adequate return on invested capital.

Marketability of diamonds depends on several factors.
-----------------------------------------------------

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

Our insurance coverage may be insufficient.
-------------------------------------------

Although we maintain insurance in amounts that we believe to be reasonable, our insurance may not cover the risks associated with our business. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to us or to other companies in the industry on acceptable terms. We might also become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

We have experienced several, recent management and personnel changes.
---------------------------------------------------------------------

The departure of our former President and Chief Executive Officer, David A. Fennell, in October 1998, combined with management's decision to reduce costs during the continuing low gold price period, was followed by other resignations of senior officers and directors during 1998 and 1999.

In addition, our Chief Financial Officer, our Controller, and a member of our board resigned during the third quarter of 1999 and our Vice President, Corporate Development resigned in January 2000. As a result of the upcoming closure of our office in Guyana, it is anticipated that the Vice President in charge of exploration for Guyana will cease to be a full-time employee of the Company, but he has agreed to continue to represent the Company in Guyana as a part-time consultant.

James E. Askew was appointed President and Chief Executive Officer in March 1999 but after his work to re-focus the Company and acquire the operating Bogoso mine, he resigned in October 1999 to take a position in his native Australia. Mr. Askew continues as a member of the board of directors. Mr. Peter J. Bradford was appointed as his replacement effective November 1, 1999.

We currently do not anticipate any more resignations of senior management in the short term but there can be no assurance of that. If we experience internal changes involving key personnel in the future, finding replacements for them could result in delays in carrying out our operational plans or significant additional expenditures, which in turn could adversely affect our results of operations.

Competition
-----------

We compete with major mining companies and other natural resource companies in the acquisition, exploration, financing and development of new prospects. Many of these companies are more experienced, larger, and better capitalized than us. There is significant competition for the limited number of gold and diamond acquisition and exploration opportunities. Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing mineral prospects. Factors which allow producers to remain competitive in the market over the long term are the quality and size of the ore body, cost of operation, and proximity to market. We also compete with other mining companies for skilled geologists, geophysicists and other technical personnel. This may result in higher turnover and greater labor costs.

Risks associated with illegal mining
------------------------------------

In French Guiana, Suriname, Ghana and Guyana, illegal miners have been working on our properties despite the fact that we have hired security personnel to protect our properties. The issue of illegal miners could lead to project delays and disputes regarding the development or operation of commercial gold deposits. The work performed by the illegal workers could cause environmental damages for which we could potentially be held responsible.

In the event of a dispute arising at our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or Canada. We may also be hindered or prevented from enforcing our rights with respect to a governmental entity because of the doctrine of sovereign immunity.

Risk associated with Cambior's financial problems and its possible impact on the
--------------------------------------------------------------------------------
development of our projects
---------------------------

Cambior Inc., our 50% joint venture partner on the Gross Rosebel, Yaou and Dorlin projects and the owner of a 65% common share equity interest in OGML, has recently experienced serious financial problems as a result of the effect of last fall's surge in the price of gold on its obligations under its bullion hedging portfolio. In response thereof, Cambior announced a standstill agreement with its financial creditors on October 27, 1999, whereby they took additional security and increased interest rates and Cambior agreed, in part, to modify its gold hedging position and to consider all possible courses of action with a view to maximizing shareholder value, which actions may include injections of additional equity or subordinated loan capital, asset sales, the accelerated development of priority projects, business combinations, corporate transactions and other alternatives. Moreover, in December 1999, Cambior announced an agreement with its financial creditors, in which it agreed, amongst other things, to reduce its debt by $75 million by June 30, 2000. Cambior has since retained the services of a Canadian investment bank to maximize shareholder value through the sale of its assets or other similar transactions. As a result, the future of Cambior as a separate entity or the ownership of its assets is uncertain (or in considerable doubt). The Company is therefore at risk that Cambior (or its successor) could elect to defer or not to progress exploration and development of any joint venture property. This, in turn, could materially adversely affect the value of our investment in one or several of the projects we have in joint ventures with Cambior. However, under the terms of our joint venture agreements with Cambior, we have certain rights to prevent Cambior from disposing of its interest in our projects to third parties, including rights of first refusal. There can be no assurance however that we will be able to successfully exercise any of these rights.

You may be subject to adverse tax consequences if we are classified as a Passive
--------------------------------------------------------------------------------
Foreign Investment Company.
---------------------------

Under the United States Internal Revenue Code of 1986, we may be classified as a passive foreign investment company (a "PFIC"). United States shareholders of a PFIC are subject to certain adverse tax consequences, as discussed below. The consequences can be mitigated, under certain circumstances, if the United States shareholder makes a timely election to treat our company as a "qualified electing fund".

PricewaterhouseCoopers LLP has advised us that we should not be treated as a PFIC with respect to shares purchased by United States shareholders during the years 1993 through 1999, although we could potentially be a PFIC with respect to shares acquired by United States shareholders prior to 1993. We intend to engage PricewaterhouseCoopers LLP, or any other advisor, in the future to analyze whether we are a PFIC in subsequent years and will continue to notify shareholders of the results of such future analyses.

There can be no assurance as to whether or not PricewaterhouseCoopers LLP, or any other advisor, will conclude that we are a PFIC for such period. Moreover, even if PricewaterhouseCoopers LLP, or any other advisor, concludes that we are not a PFIC, its conclusion is not binding on the United States Internal Revenue Service.

See Item 5. "Market for the Registrant's Common Equity and Related Stockholder Matters--Certain United States Income Tax Considerations".

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

The following abbreviations of measurements are used herein:

Au            = gold                                              m                = metre
Ct            = carat                                             m2               = square metre
Ct/m2         = carats per square metre                           m3               = cubic metre
g             = gram                                              mg               = milligram
g/t           = grams of gold per tonne                           mg/m3            = milligrams per cubic metre
Ha            = hectare                                           t                = metric tonne
Km            = kilometre                                         oz               = troy ounce
Km2           = square kilometres                                 ppb              = parts per billion
Kg            = kilogram

Note: All units in the text are stated in metric measurements unless otherwise noted.

                               GLOSSARY OF TERMS

Note: The definitions of Proven (Measured) and Probable (Indicated) reserves set forth below are those used in the United States by the Securities and Exchange Commission and are set forth in SEC Industry Guide 7. (Formerly Form S-18, Item 17A.)

These definitions are substantially the same as those applied in Canada as set forth in proposed National Instrument 43-101, the successor to National Policy 2-A and in Australia as set forth in the Australasian Code for Reporting of Mineral Resources and Ore Reserves (the JORC code).

Reserve That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Proven (Measured) Reserves    Reserves for which (a) quantity is computed from
                              dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and
                              (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

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

advanced stage      an advanced exploration stage prospect typically involves
                    testing targets at depth and generating the information necessary to develop a three dimensional geologic model of the mineralized zone, which may be used to demonstrate mineralized materials and/or reserves. This typically is accomplished by trenching and drilling.


feasibility stage   during the feasibility stage, exploration continues to
                    further increase confidence in mineralization while attempting to further expand them. During this stage, management of the project is often transferred to the operating partner which develops in detail the necessary engineering and costing for mining, processing, power and infrastructure, as well as the designs for the plant and equipment required to construct and operate a modern mining operation. It is at the end of this stage that mineralization may be categorized as proven and/or probable reserves if a positive mining decision is justified. The feasibility stage normally incorporates several phases of work which involve increasing levels of detail including (i) scoping study, (ii) pre-feasibility study, and (iii) bankable feasibility study.

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

--------------------------------------------------------------------------------

alluvium, alluvials a general term for clay, silt, sand, gravel or other material deposited by a body of water usually during recent geological time alteration any change in the mineral composition of a rock brought about by physical or chemical means anomaly a deviation from uniformity or regularity in geochemical or geophysical quantities assay  to analyze the proportions of metals in an ore

basic an igneous rock having a relatively low silica content, sometimes delimited arbitrarily as less than 54%

biooxidation a processing method which uses bacteria to oxidize refractory sulfide ore to make it amenable to normal oxide ore processing techniques such as carbon in leach

BLEG (Bulk Leach Extractable Gold) an analytical method for determining very low levels of gold in material

Birimian a thick and extensive sequence of proterozoic age metamorphosed sediments and volcanics first identified in the Birim region of southern Ghana carbon in leach (CIL) an ore processing method involving the use of cyanide where activated carbon which has been added to the leach tanks is used to absorb gold containing solutions

caustic digestion   a technique involving the application of strong acid to a
potentially diamond bearing rock sample so as to dissolve minerals completely which are more susceptible to solution on exposure to acid. The remaining undissolved minerals which are artificially concentrated may be studied to determine the presence of diamonds or diamond indicator minerals clastic a rock or sediment composed of broken fragments derived from preexisting rocks or minerals diamond drilling a variety of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable core of rock for observation and assay dilation  deformation by an increase in volume

dyke a near vertical fracture in the earths crust which has been filled by an intrusive rock dip the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure disseminated  where minerals occur as scattered particles in the rock elluvial an incoherent ore deposit resulting from decomposition or disintegration of rock in place fault a surface or zone of rock fracture along which there has been displacement felsic an adjective describing an igneous rock having most light colored minerals and rich in Si, K and Na fold a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage formation  a distinct layer of sedimentary rock of similar composition geochemistry the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geological mapping the recording of geologic information such as the distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities geophysics the study of the earth; in particular the physics of the solid earth, the atmosphere and the earth's magnetosphere granodiorite a medium to coarse-grained intrusive igneous rock, intermediate in composition between quartz diorite and quartz monzonite granite a medium to coarse grained igneous intrusive rock in which quartz constitutes 10 to 50 percent of the felsic components greenstone a sequence of usually metamorphosed volcanic-sedimentary rock assemblages heap leach a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions may be sprayed that dissolve metals i.e. gold/copper etc.; the solutions containing the metals are then collected and treated to recover the metals hydrothermal the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution

Intrusion; Intrusive molten rock which is intruded (injected) into spaces or fractures created in existing rock; spaces are created by a combination of melting and displacement

Island-Arc Sequence rocks which originally formed adjacent to a continental margin; Island-Arc sequences frequently contain rocks of both volcanic and sedimentary origin kimberlite an intrusive ultra-mafic rock which has ascended rapidly from the mantle/lower crust margin to the surface of the earth; kimberlites frequently contain diamonds laterite highly weathered residual surficial soils and decomposed rocks, rich in iron and aluminum oxides that are characteristically developed in tropical climates lamproite lamproites are ultra-mafic intrusive rocks with intrusion mechanisms similar to kimberlites but with distinctly different chemical compositions; lamproites have greater mineralogical and textural variations than kimberlites mafic an adjective describing an igneous rock composed mostly of one or more ferromagnesian, dark-colored minerals; also, said of those minerals massive said of a mineral deposit, especially sulfides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit metasediment a sedimentary rock which shows evidence of having been subjected to metamorphism metavolcanic a volcanic rock which shows evidence of having been subjected to metamorphism mineral a naturally formed chemical element of compound having a definite chemical composition and, usually, a characteristic crystal form mineralization a natural occurrence in rocks or soil of one or more metalliferous minerals

Mobile Metal Ion (MMI) a special geochemical method which detects low levels of metals in soil and other surface samples outcrop that part of a geologic formation or structure that appears at the surface of the earth polymetallic  a deposit containing more than one metal

pyritization the in situ alteration of a rock involving the additional of sulfur to the rock mass in fluids which reacts with both iron oxides and mafic minerals resulting in the formation of Iron Sulfide (Pyrite) often referred to as "fools gold"

Proterozoic the more recent time division of the Precambrian; rocks aged between 2500 and 550 million years old pyritization the in situ alteration of a rock involving the additional of sulfur to the rock mass in fluids which reacts with both iron oxides and mafic minerals resulting in the formation of Iron Sulfide (Pyrite) often referred to as "fools gold"

quartz  crystalline silica; silicon dioxide

refractory ore containing gold that cannot be satisfactorily recovered by basic gravity concentration or simple cyanidation reverse circulation drilling (RC) a drilling method used in geological appraisals whereby the drilling fluid passes inside the drill stem to a down-the-hole precision bit and returns to the surface outside the drill stem carrying chips of rock rotary air blast drilling (RAB), a drilling method used in geological appraisals whereby air or drilling fluid passes inside the inner tube of a double tube system to a down-the-hole percussion bit and returns to the surface outside the inner tube but inside the outer tube carrying chips of rock saprolite a soft, earthy, clay-rich and thoroughly decomposed rock formed in place by chemical weathering of igneous, sedimentary or metamorphic rocks which retains the original structure of the unweathered rock shear zone a tabular zone of rock that has been crushed and brecciated by many parallel fractures due to shear strain shear a form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact shield a large area of exposed basement rocks often surrounded by younger rocks, e.g. Guyana Shield

silicification   the in situ alteration of a rock which involves an increase in the proportion of silica minerals including quartz. The silica is frequently introduced by hydrothermal solutions as for example in hot springs.

sill a near horizontal fracture in the earth's crust which has been filled by an intrusive rock stock an igneous intrusion that is less than 100 square kilometres in surface exposure stockwork a mineral deposit in the form of a network of veinlets diffused in the country rock strike the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip  to remove overburden in order to expose ore

sulfide a mineral including sulfur (S) and Iron (Fe) as well as other elements surficial situated, formed, or occurring on or close to the Earth's surface syncline a concave downward fold, the core of which contains the stratigraphically younger rocks

Tarkwaian a scattered group of mainly shallow water sedimentary rocks of proterozoic age named after the town of Tarkwa in southern Ghana where they were found to be gold bearing tourmalinization the in situ alteration of a rock which involves the development of tourmaline type minerals. The alteration is generally medium to high temperature and is frequently accompanied by silicification tuff volcanic rocks which consist of generally fine grained material ejected from a volcano; particle sizes vary from very fine grained ash to coarser, bean to nut size pebbles which are known as "Lapilli"

ultramafic an igneous rock composed chiefly of mafic minerals with unusually high % of Mg, Ca and Fe vein a thin, sheetlike crosscutting body of hydrothermal mineralization, principally quartz volcanic massive sulfide (VMS) mineral deposits formed by volcanic processes and the activities of thermal springs at the bottom of bodies of water volcanics those originally molten rocks, generally fine grained, that have reached or nearly reached the Earth's surface before solidifying volcano/sedimentary rocks composed of materials of both volcanic and sedimentary origin wall rock  the rock adjacent to a vein

weathering the destructive process constituting that part of erosion whereby earthy and rocky materials on exposure to atmospheric agents at or near the Earth's surface are changed in character with little or no transport of the loosened or altered material

                                   FIGURE 1

                              MAP - SOUTH AMERICA


Map of "OPERATIONS IN SOUTH AMERICA" showing significant project locations in Guyana, Suriname, and French Guiana.



                                   FIGURE 2

                                 MAP - AFRICA

Map of "OPERATIONS IN AFRICA" showing significant project locations in Ghana and Ivory Coast.

ITEM 2.   DESCRIPTION OF PROPERTIES
-------   -------------------------

Introduction

As of March 1, 2000, the Company owned, or had entered into agreements to acquire, direct and indirect, interests in mineral properties located in the following countries: Guyana, France (French Guiana), Suriname, and Brazil in South America as well as Ghana, Kenya and the Ivory Coast in Africa.

As a result of our change of corporate strategy in 1999 and the acquisition of the Bogoso mine in Ghana, and with the continuing weak gold prices, the Company has decided to close its offices in Ivory Coast and Kenya and to relinquish its rights on the Abacaxis and Andorinhas projects in Brazil, the Tortiya and Koutoukounou projects in Ivory Coast and all of its projects in Bolivia. In addition, the Company has decided to close its permanent office in Guyana although it will maintain a presence in the country. The Company's other early stage projects continue to be on care and maintenance. The locations of the Company's most significant projects are indicated in Figures 1 and 2 above.

The Company's projects are situated in geologic domains known as greenstone belts, which are ancient volcanic-sedimentary rock assemblages. Greenstone belts are known to be favorable geologic environments for gold mineralization and account for a significant proportion of the world's gold production, (e.g., the greenstone belts of the Canadian Shield in Eastern Canada, the Pilbara and Yilgarn Blocks of Western Australia, the greenstone belts of East and West Africa and the Guiana and Brazilian Shields of South America). In addition, as a result of the Company's expertise in the Guiana Shield, a regional exploration program was also conducted to search for possible primary diamond sources. The diamond exploration program has led to the identification of diamond targets in French Guiana, Suriname and Guyana. In light of the need to reduce exploration expenditures, the Company's diamond exploration efforts are currently focused in French Guiana.

Gold exploration and mining have, in the past, been conducted within most of the areas where the Company's properties are located. However, with a few exceptions, including in particular the Bogoso gold mine in Ghana, the areas have yielded comparatively few large-scale mining operations, due largely to a difficult physical environment, poor infrastructure, and until recently, adverse political and business conditions. Although there are, or have been, numerous artisanal mining operations scattered throughout the areas where the Company's properties are located, with very few exceptions, these areas had not until recently been fully explored and mined with modern techniques and equipment.

All of the Company's mineral properties are located in developing countries, with the exception of France (French Guiana). There are certain business and political risks inherent in doing business in developing countries. In particular, the regulatory framework for conducting mining and exploration activities in these countries, including the tax and general fiscal regimes and the manner in which rights and title to mineral properties are established and maintained, are often uncertain, incomplete, in a state of flux or subject to change without notice. Further, in many of the countries in which the Company's projects are located, it may not be economically feasible to develop a commercial mine unless special tax or other fiscal and regulatory concessions are obtained from the applicable governmental and regulatory authorities. Such concessions are typically sought in a mineral agreement (also known as foreign investment agreements and establishment agreements). A mineral agreement thus serves to establish the legal and financial framework pursuant to which mining will take place in countries where such framework might be otherwise unclear, uncertain or not commercially viable. There can be no assurance, however, that the Company will be able to execute or enforce satisfactory mineral agreements or obtain satisfactory political risk insurance on commercially reasonable terms for any or all of its properties. Consequently, the Company may have to abandon or relinquish otherwise valuable mineral rights if it determines that it will not be able to profitably exploit any discovery under existing laws and regulations.

Total consolidated expenditures and property abandonment costs for the Company's exploration projects for the fiscal year ended December 31, 1999 under Canadian GAAP were as follows:

                                      Acquisition,                                                                   Acquisition,
                                      Deferred                                                         Property      Deferred
                                      Exploration                                          Joint       Abandon-      Exploration
                                      and              Capitalized        Capitalized      Venture     ments /       and
                                      Development      Exploration        Acquisition      Recov-      Write-        Development
                                      Costs as at      Expenditures       Expenditures     eries in    downs in      Costs as at
                                      12/31/98         in 1999            in 1999          1999        1999          12/31/99 (5)
                                    =============================================================================================
                                                                           In Thousands of Dollars
GUYANA (1)
 Eagle Mountain                           $ 1,364       $      -          $        -       $     -       $       -      $ 1,364
 Quartz Hill                                1,347              -                   -             -          (1,347)           -
 Five Stars Gold                              819              9                   -             -            (828)           -
 Other                                         57            376                   -             -            (310)         123
                                    ---------------------------------------------------------------------------------------------
Sub-total                                   3,587            385                   -             -          (2,485)       1,487
                                    ---------------------------------------------------------------------------------------------

SURINAME (1)
 Benzdorp / Lawa                            3,352              -                   -             -          (3,352)           -
 Gross Rosebel                             14,543            742                   -          (372)              -       14,913
 Headley's Right of Exploration
                                              313              1                   -             -            (314)           -
 Thunder Mountain                             456              1                   -             -            (457)           -
 Saramacca                                  1,973              2                   -            (6)         (1,969)           -
 Sara Kreek                                   588              -                   -             -            (588)           -
 Tempati Reconnaissance                       347              1                   -             -            (348)           -
 Tapanahony Reconnaissance                    234              -                   -             -            (234)           -
 Kleine Saramacca                             107              -                   -             -            (107)           -
 Lawa Antino                                2,109             36                   -             -          (2,145)           -
 Ulemari Reconnaissance                       237              -                   -             -            (237)           -
 Other                                        283            227                   -             -            (298)         212
                                    ---------------------------------------------------------------------------------------------
Sub-total                                  24,542          1,010                   -          (378)        (10,049)      15,125
                                    ---------------------------------------------------------------------------------------------

FRENCH GUIANA  (2)
(Guyanor Ressources S.A.)
 Dorlin                                     2,363            796                   -          (551)              -        2,608
 St-Elie                                    2,377            209                   -             -          (2,586)           -
 Yaou                                       7,486            413                   -          (266)              -        7,633
 Paul Isnard / Eau Blanche                  4,650            796                   -             -               -        5,446
 Paul Isnard Alluvials                      1,987              -                   -             -               -        1,987
 Dachine                                    1,481            764                   -          (525)              -        1,720
 Other                                          -             51                   -           (51)              -            -
                                    ---------------------------------------------------------------------------------------------
Sub-total                                  20,344          3,029                   -        (1,393)         (2,586)      19,394
                                    ---------------------------------------------------------------------------------------------
AFRICA
(Pan African
Resources Corporation (3))
 Ivory Coast / Tanda                        4,304            222                   -             -          (2,845)       1,681
 Kenya / Ndori                              2,565             52                   -             -          (2,617)           -

(Bogoso Gold Limited (4))
 Riyadh                                         -              5                  70             -               -           75
 Bogoso Sulfide                                 -            160                   -             -               -          160
                                    ---------------------------------------------------------------------------------------------
Sub-total                                   6,869            439                  70             -          (5,462)       1,916
                                    ---------------------------------------------------------------------------------------------

LATIN AMERICA (1)
 Brazil / Abacaxis                          2,498            400                   -             -          (2,898)           -
 Brazil / Other                               275             90                   -             -            (365)           -
                                    ---------------------------------------------------------------------------------------------
Sub-total                                   2,773            490                   -             -          (3,263)           -
                                    ---------------------------------------------------------------------------------------------
OTHER                                          88              -                   -             -             (88)           -
                                    ---------------------------------------------------------------------------------------------
TOTAL                                     $58,203       $  5,353          $       70       $(1,771)      $ (23,933)     $37,922
                                    =============================================================================================

(1) A division of the Company.
(2) Approximately 71% owned by the Company.
(3) A wholly-owned subsidiary of the Company.
(4) A 70% owned subsidiary of the Company.
(5) Our holdings include ownership interests, royalty interests, leases, options and joint venture interests in varying percentages.

THE BOGOSO GOLD MINE

Bogoso Gold Limited ("BGL") is the owner of an operating gold mine and related assets (the "Bogoso Property") located on the Ashanti Trend in the Republic of Ghana. Golden Star controls 70% of the common shares of BGL and Anvil Mining NL, a public exploration and development company whose shares are listed on the Australian Stock Exchange ("Anvil"), controls another 20%. The Government of Ghana controls the remaining 10%. The Government of Ghana is entitled at all times to hold a 10% carried interest in all the rights and obligations of BGL. The Government acquired this interest for no consideration and is not required to contribute any funds to pay any BGL expenses.

Ghana is situated on the West Coast of Africa, approximately 750 kilometers north of the equator on the Gulf of Guinea, and Accra, the capital city of Ghana, is located on the Greenwich Meridian. After a period as a British colony, Ghana achieved independence in 1957 and it is now a republic with a democratically elected government. Ghana has a population of approximately 18 million people, with English being the official and commercial language. The total land area of the country is approximately 238,000 km2 and the topography is relatively flat. Ghana has a tropical climate with two rainy seasons and two dry seasons.

The Bogoso Property comprises an operating gold mine on two mining leases, covering an aggregate area of 95 square kilometers. BGL owns the Bogoso Property, mines ore from several open pits and processes the ore at a processing plant that it built on the property in 1991. The plant uses conventional carbon-in-leach (CIL) technology to extract gold from the ore and has been producing approximately 100,000 to 110,000 ounces of gold per year since it was built.

The Bogoso Property is located in western Ghana approximately 35 kilometers northwest of the town of Tarkwa from where it can be reached by accessible roads. A paved road runs down most of the 18.5 kilometers length of the property and connects the town of Bogoso in the northeast with the town of Prestea in the southwest. Another paved road provides access to a sealed airstrip located at the town of Obuasi, some 115 km to the north. The mining areas are connected by gravel haul-roads to the treatment plant.

The Government of Ghana issued a gold prospecting license to BGL on November 7, 1986, granting BGL the right to prospect for gold in a prospecting area of approximately 148 square kilometers for a three-year term commencing on May 12, 1986. On August 21, 1987, the Government of Ghana granted BGL a 30-year mining lease giving BGL the exclusive right to work, develop and produce gold in a mining area of 50 square kilometers within this prospecting area. On August 16, 1988, the Government of Ghana granted BGL a second 30-year gold mining lease covering an additional 45 square kilometers area adjacent to the first mining area. Under the above mining leases (the "Mining Leases"), BGL now holds gold mining rights in a mining area totaling 95 square kilometers, subject to the payment of nominal annual rents.

The Acquisition

The acquisition by Golden Star and Anvil of 70% and 20%, respectively, of the shares of BGL was completed on September 30, 1999 pursuant to a purchase agreement among the Company, Anvil and a consortium of banks led by the International Finance Corporation ("IFC") and Deutsche Investitions und Entwicklungsgesellschaft mbH of Germany ("DEG"). The transaction also included the acquisition by way of assignment to Golden Star and Anvil of 78% and 22%, respectively, of the existing indebtedness of BGL (the "BGL Debt"), which represented at closing approximately $34 million now owed by BGL to Golden Star and Anvil. The Government of Ghana is entitled to receive approximately $460,000 of the shareholder advances to be repaid by BGL following the repayment of the principal and interest accrued thereon remaining owed under the BGL Debt. The principal and interest accrued under the BGL Debt and the outstanding shareholder advances will have to be repaid to Golden Star and Anvil in proportion to their respective interests before any dividend is declared to the shareholders of BGL. BGL has no external debt other than that acquired by and owed to Golden Star and Anvil.

The Company and Anvil will be required to make additional future payments to the consortium of banks, depending on the then current price of gold and the potential acquisition of ore in Ghana outside of the region of BGL's mining interests. These additional payments are capped at $10 million in total. The gold price related payments are due as to 50% one year after closing and 50% at the earlier of production of gold ceasing or the second anniversary after closing. The Company is obligated to escrow the estimated payments six months and 18 months after closing, respectively. These payments are equal to the product (in U.S. dollars) of 183,333 and the amount, if any, that the average daily gold price (in U.S. dollars in the London Bullion Market Association p.m. gold fix) over the period from closing to the payment dates exceeds $255 per ounce. The Company has accrued $6.4 million in additional purchase price in the fourth quarter, based on its estimate that the gold price will average $290 per ounce for the remainder of the Bogoso mine life. The payment made on the first anniversary of the acquisition will be non-refundable and will be credited against any payment due on the second anniversary. The Company is depleting this amount on a units-of-production basis over production from proven and probable reserves.

The resource acquisition linked payment will be triggered if minable reserves equivalent to 50,000 ounces of gold are acquired elsewhere in Ghana for processing at the Bogoso mill. In this case, Golden Star and Anvil will make an additional payment to the consortium of banks on the second anniversary of closing of $2.0 million, irrespective of the gold price, but subject to the $10 million cap.

The Company is also required to make production related payments to the provider of the credit facility arranged for, but not used to effect, the acquisition of BGL. The Company is required to pay $0.25 million for every 12- month period that BGL produces over 75,000 ounces of gold. Based on proven and probable reserves, the Company has accrued $0.5 million (for two years' production) and is depleting this amount over production from proven and probable reserves.
This payment is capped at $1.3 million and extends over six years. In connection with the credit facility arranged for, but not used, the Company issued three-year warrants to acquire 1.5 million common shares of the Company (see Note 12).

The Company and Anvil will be required to pay the selling consortium of banks led by the IFC and DEG an additional $5.0 million on the first anniversary of the commencement of treatment of sulfide ore at BGL's facility, for which a feasibility study has been recently initiated. Management currently expects that this payment will not be due before 2002. This payment, if made, will be amortized over the remaining life of the mine. Due to the contingent nature of this consideration, the Company has not recorded any liability as part of the purchase price allocation for the BGL acquisition.

Based on current gold prices, revenues from the Bogoso Property are anticipated to be sufficient to cover all operating and capital costs for BGL. Cash flow from the Bogoso Property in excess of operating and capital costs will be used to pay interest and principal on the BGL Debt acquired by way of assignment to the Company and Anvil. Any remaining cash will be distributed to the shareholders of BGL, including Golden Star through dividends on BGL common shares. The Company will receive all of the interest and principal distributions from BGL until it recovers the initial purchase price plus all associated acquisition and financing costs incurred by it, including any purchase price adjustment for the acquisition of the Bogoso Property. Based on current gold prices, cash distributions to the Company from Bogoso are expected to be sufficient to cover the interest on debentures issued on August 1999 as part of a public offering and to fund Golden Star's other operating requirements at least until mid-2001.

Government of Ghana Special Rights

The Government of Ghana is entitled to acquire an additional 20% interest in BGL. If the Government of Ghana wishes to exercise this right, it must give reasonable notice to BGL. It must also pay such purchase price for the additional 20% interest as the Government of Ghana and BGL may agree on at the time. If there is no agreement, the purchase price will be the fair market value of such interest at such time as determined by arbitration conducted by the International Centre for the Settlement of Investment Disputes. The Government of Ghana may also acquire further interests in BGL on terms mutually acceptable to the Government and BGL.

The Government of Ghana is entitled to acquire a special or golden share in any mining company at any time for no consideration or such consideration as the Government of Ghana and BGL may agree. The special share will constitute a separate class of shares with such rights as the Government of Ghana and BGL may agree. In the absence of such agreement, the special share will have the following rights:

 .    the special share will carry no voting rights, but the holder will be entitled to receive notice of and attend and speak at any general meeting of the members or any separate meeting of the holders of any class of shares;

 .    the special share may only be issued to, held by or transferred to the
     Government or a person acting on behalf of the Government;

 .    the written consent of the holder of such special share must be obtained for all amendments to the organizational documents of the company, the voluntary winding-up or liquidation of the company or the disposal of any mining lease or the whole or any material part of the assets of the company; and

 .    the holder of the special share will be entitled to the payment of a nominal sum of 1,000 Ghanaian Cedis in a winding-up or liquidation of the company in priority to any payment to other members and may require the company to redeem the special share at any time for a nominal sum of 1,000 Cedis.

BGL has not issued or been requested to issue to date, any such special share to the Government of Ghana.

The Government of Ghana has a pre-emptive right to purchase all gold and other minerals produced by BGL. The purchase price will be such price as the Government of Ghana and BGL may agree on, or the price established by any gold hedging arrangement between BGL and any third party approved by the Government, or the publicly quoted market price prevailing for the minerals or products as delivered at the mine or plant where the right of preemption was exercised. The purchase price must be paid in foreign exchange. The Government of Ghana has agreed to take no preemptive action pursuant to its right to purchase such gold or other minerals so long as BGL sells gold in accordance with certain procedures for selling gold approved by the Bank of Ghana.

Royalties

Under the laws of Ghana, a holder of a mining lease is required to pay a royalty of not less than 3% and not more than 12% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. The Government of Ghana levies a royalty on BGL based on the profitability of its mining operations. The royalty is determined by the application of an operating ratio expressed in terms of the percentage that the operating margin bears to the value of gold from mining operations in every year. The total royalty paid in 1999 was 3% of total revenues.

Heads of Agreement with Anvil

The Company entered into a Heads of Agreement with Anvil (the "Anvil Agreement") outlining the key commercial terms and conditions under which the Company and Anvil agreed to associate themselves in a joint venture for the acquisition of BGL. The Company agreed to provide all of the funds for the initial purchase price and other acquisition costs for the acquisition of BGL. The Company provided Anvil a loan of $2.3 million (the "Anvil Loan") to fund Anvil's share of the BGL acquisition costs. The Company charges Anvil interest at a rate of 15% per year compounded monthly. In addition, Anvil's share of the accrued additional purchase price at December 31, 1999 was $1.5 million. All of the cash distributions from BGL, including Anvil's share, that are not paid to the Government of Ghana, will be paid to the Company until all of the acquisition costs, including interest, have been repaid. Anvil granted the Company a security interest in its share of BGL's shares and debt. If Anvil does not repay the Anvil Loan, the Company has certain security interests granted by Anvil but the Company will not have any other rights against Anvil or Anvil's other assets. In consideration for the Anvil Loan, Anvil issued to the Company two options (the "Anvil Options") that entitle the Company to purchase, at any time prior to September 30, 2001, up to 7 million Anvil shares at a price of Aus$0.10 per share.

If the Company or Anvil fails to pay or cause to pay its share of any approved BGL expense, the other party may advance the required funds on its behalf. The advance will be treated as a demand loan bearing interest at LIBOR plus 3%. If the defaulting party fails to repay that loan within 60 days, its participating interest in BGL will be diluted. The dilution will be a "straight-line" dilution under which the participating interest of the defaulting party will be reduced to the percentage that the total of its BGL contributions bears to the total BGL contributions made by both the defaulting party and the non-defaulting party. The participating interest of the non-defaulting party will be increased by the corresponding amount. If the participating interest of either the Company or Anvil is diluted to less than 10%, the remaining participating interest of that party in BGL will be automatically converted into a right to receive 5% of the net profits received from BGL after Golden Star has recouped all of the Bogoso Acquisition Costs, plus accrued interest thereon.

So long as the Company holds at least a 50% equity interest, it will have the right to nominate a majority of the members of the board of directors of BGL.
It will also have the right to nominate the Chairman of the BGL board as well as the managing director of BGL. Mr. Peter Bradford, President and Chief Executive Officer of the Company is the current Chairman of the BGL board and Mr. Richard Gray is the Managing Director of BGL.

Geology

The Bogoso Property lies within the West African Precambrian shield, a geological formation that hosts three important Lower Proterozoic volcano/sedimentary sequences that are particularly important for gold mining: the Lower Birmian, the Upper Birimian and the Tarkwaian. The area is dominated by a major northeast-southwest trending structural feature referred to as the "Ashanti Trend" which extends over 200 kilometers and hosts deposits of the Ghana Gold Belt. This structure is closely aligned with the faulted contact zone between the metasedimentary and metavolcanic units of the Birimian and the clastic rocks of the Tarkwaian.

In the Bogoso area, the faulted contact zone is known as the "Main Crush Zone" and passes through the central part of the Bogoso Property for its entire 18.5-kilometer length. The Main Crush Zone lies within a structural corridor that varies in width from 1,000 to 2,500 meters. Some 90% of the gold mined to date at the Bogoso Property has come from the Main Crush Zone with the larger deposits being located at bends and junctions along this major fault. Additional faults and splays in the structural corridor may also be prospective for gold. The oxide ores tend to have fine-grained free gold that has been liberated during the weathering of pre-existing sulfides and oxidation extends from surface down to the approximate elevation of the water table. Below this, a transition zone of up to 20 meters of partially oxidized material directly overlies fresh sulfide mineralization.

Historical Mining Operations

Gold was first commercially mined at the Bogoso Property in the early 20th century. In 1935, Marlu Gold Mining Areas Ltd. started mining high-grade oxide ore from a series of open pits extending south from Bogoso North to Buesichem, just south of the Bogoso Property. Marlu also mined a small amount of ore from underground at Bogoso North, Marlu and Bogoso South. Marlu was mining the Buesichem pit when it shut down the mine operations in 1955. According to BGL's records, during its 20-year period of operations from 1935 to 1955, Marlu produced over 900,000 ounces of gold at an average recovered grade of 3.73 g/t.

Billiton PLC, then a unit of the Royal Dutch Shell group, took control of the Bogoso Property in the late 1980's. The initial feasibility study established a minable reserve of 5.96 million tonnes grading 4.0 grams gold per tonne, of which 461,000 tonnes (or less than 8%) comprised oxide ore. The feasibility study forecast gold recoveries of 83% from sulfide ore and 78% from oxide ore and estimated a waste to ore ratio of 5.6:1. Construction of a mining and processing facility was completed in 1991. The facility was designed to process oxide ores by using conventional CIL technology at a design capacity of 1.36 million tonnes per year and to process sulfide ores by using flotation, fluid bed roasting and CIL technology at a design capacity of 0.9 million tonnes per year.

Billiton encountered serious operation difficulties with the fluid bed roaster, which did not function as anticipated because the sulfide level in the concentrate was less than expected and because the clay content of the feed was higher than expected. Mechanical problems also occurred. As a result, Billiton closed the flotation circuit and roaster in early 1994. Following closure of the roaster, Billiton focused the Bogoso operations on oxide ore. The CIL plant has a capacity of approximately two million tonnes of oxide ore per year. However, only a few months of oxide ore were available at that time. Basic exploration has been successful in adding to the available quantity of oxide ore and the mine has operated as an oxide-only operation since 1994. Operating cash flows funded all the exploration costs.

Production and Reserves of Bogoso

Gold production from 1991 through 1999 totaled 901,902 ounces. Gold production from January to December 1999 was 130,465 ounces, compared to 122,585 ounces in 1998 and 108,186 ounces in 1997. The 6.4% increase in production in 1999 was primarily attributable to a higher average head grade of
2.31 g/t compared to 2.19 g/t in 1998 and to 2.05 g/t in 1997. Throughput averaged approximately 5,958 tonnes per day during 1999, compared to 5,553 tonnes per day during 1998 and 5,229 tonnes per day during 1997. Gold recovery rates were 81.4% in 1999 compared to 85.8% in 1998, while direct operating costs, including royalties, were $190 per ounce in 1999 compared to $215 per ounce experienced in 1998. Quarterly production statistics for the Bogoso Mine for 1999 are as follows:

                 --------------------------------------------------------------------
                                                       1999
-------------------------------------------------------------------------------------
                                   First   Second    Third   Fourth   Total / Average
                                  Quarter  Quarter  Quarter  Quarter       1999
-------------------------------------------------------------------------------------
Ore milled (T)                    521,613  533,657  524,131  577,457        2,156,858
-------------------------------------------------------------------------------------
Rate (T/day)                        5,796    5,864    5,697    6,277            5,958
-------------------------------------------------------------------------------------
Grade (g/t)                          2.31     2.25     2.20     2.47             2.31
-------------------------------------------------------------------------------------
Recovery (%)                         89.2     81.7     76.3     78.7             81.4
-------------------------------------------------------------------------------------
Gold Production (oz)               34,516   31,555   28,317   36,074          130,465
-------------------------------------------------------------------------------------
Cash cost of production ($/oz)        199      209      206      152              190
-------------------------------------------------------------------------------------

For 2000, the Bogoso Gold Mine is expected to produce approximately 114,000 ounces of gold at a direct operating cost of approximately $194 per ounce. Throughput is budgeted at approximately 5,748 tonnes per day. Head grades are anticipated to average 2.45 g/t with a budgeted gold recovery of 69%. During 2000, the stripping of waste is expected to result in a waste to ore ratio of approximately 2.6:1.

BGL has reported its Proven and Probable Reserves for year-end 1999 using a $290 gold price. BGL's Proven and Probable Reserves at December 31, 1999 stood at
3.263 million tonnes at an average grade of 2.2 g/t, representing approximately
0.230 million ounces of gold. This is compared to Proven and Probable Reserves at December 31, 1998 of 1.685 million tonnes at an average grade of 2.8 g/t, representing approximately 0.150 million ounces of gold. The increase represents the results of additional drilling of previously identified mineralized material and its subsequent conversion to reserves and the inclusion of low grade stockpiled material. The qualified person responsible for the estimation of reserves at Bogoso Gold Mine is Mr. Emmanuel Mensah-Aborampah, Projects Superintendent. SRK (UK) Limited have confirmed that the format of the reporting of the ore reserves and mineral resources (mineralized material) closely follows the guidelines and terminology set out in the Australasian Code for reporting of Identified Mineral Resources and Ore Reserves (the JORC Code).

Reserves at Bogoso are derived from multiple sources including the Southern pits, Central pits, Northern pits and Stockpiles. The following table summarizes reserves from these sources at year-end 1998 and 1999:

                       ---------------------------------------------------------------------------------------
                                       December 31, 1999                           December 31, 1998
--------------------------------------------------------------------------------------------------------------
                        Proven and Probable   Grade   Contained       Proven and Probable    Grade   Contained
                            Reserves (1)      (g/t)   Gold (oz)           Reserves (1)       (g/t)   Gold (oz)
                              (tonnes)                                      (tonnes)
--------------------------------------------------------------------------------------------------------------
Southern Pits                       237,000     2.5      19,255
--------------------------------------------------------------------------------------------------------------
Central Pits                        500,000     2.9      45,976                  1,342,000     2.9     122,967
--------------------------------------------------------------------------------------------------------------
Northern Pits                       857,000     3.3      90,666                    257,000     2.7      22,144
--------------------------------------------------------------------------------------------------------------
Stockpiles                        1,669,000     1.4      73,372                     86,000     1.6       4,424
--------------------------------------------------------------------------------------------------------------
Total                             3,263,000     2.2     229,269                  1,685,000     2.8     149,535
--------------------------------------------------------------------------------------------------------------

(1) Reserves are calculated using a price of gold $290 per ounce with a cutoff grade of 1.2g/t

The Company has estimated its 70% share of Proven and Probable Reserves at Bogoso, as 2.28 million tonnes grading 2.2 g/t.

Mineralized Material

At year-end 1999, BGL reported mineralized material for the Bogoso Gold Mine, using a $325 gold price, as 15.89 million tonnes grading 2.9 g/t. Mineralized material is reported exclusive of reserves that have been reported above. The Company has estimated its 70% share of mineralized material at Bogoso, as 11.13 million tonnes grading 2.9 g/t. The qualified person responsible for the estimation of mineralized material at Bogoso Gold Mine is Mr. Albert Soboh, Chief Geologist. SRK (UK) Limited have confirmed that the format of the reporting of the ore reserves and mineral resources (mineralized material) closely follows the guidelines and terminology set out in the Australasian Code for reporting of Identified Mineral Resources and Ore Reserves (the JORC Code).

Mineralized material at Bogoso is derived from three sources: the Northern Pits, the Central Pits and the Southern Pits. The following table summarizes mineralized material for these sources at year-end 1999:

     ----------------------------------------------------------------------------------------------------------------------
                                 Oxide                           Transition                            Sulfide
     ----------------------------------------------------------------------------------------------------------------------
     Location          Tonnes         Grade (g/t)         Tonnes         Grade (g/t)          Tonnes          Grade (g/t)
     ----------------------------------------------------------------------------------------------------------------------
     Northern Pits         953,000              1.5           755,000              2.7           1,262,000              4.3
     ----------------------------------------------------------------------------------------------------------------------
     Central Pits          161,000              2.1         1,328,000              2.7           8,787,000              3.2
     ----------------------------------------------------------------------------------------------------------------------
     Southern Pits         549,000              1.5         1,053,000              2.0           1,046,000              2.7
     ----------------------------------------------------------------------------------------------------------------------
     Total(1)            1,663,000              1.6         3,136,000              2.4          11,095,000              3.3
     ----------------------------------------------------------------------------------------------------------------------

(1) Under the Australian JORC standards used by BGL, the mineralized material reported above would have been reported as Measured Resources of 2,343,000 tonnes, grading 1.9 g/t, Indicated Resources of 12,502,000 tonnes, grading 3.1 g/t and Inferred Resources of 1,049,000 tonnes, grading 2.4 g/t.

Mineralized material does not represent reserves and has not been included in the Company's proven and probable reserve estimates. Even though drilling and trenching indicate sufficient tonnage and grade to warrant further exploration or development expenditures, this mineralized material does not qualify under the U.S. Securities and Exchange Commission standards as being commercially minable until further drilling, metallurgical work and other economic and technical feasibility factors based upon such work are resolved.

Work Program

During 1999, mine exploration activities were performed to upgrade known zones of oxide mineralized material to reserves so as to provide feed for the plant. In addition, shallow drilling programs were performed by the mine exploration team to identify other mineralized zones with the potential for conversion to mineralized material.

The Company recently approved a program to delineate and expand the current sulfide resource. The program consisting of combined reverse circulation (RC) and diamond drilling (DD) commenced in late 1999 and will continue during 2000. The objectives of the program are: to validate historical drilling data; to fill in gaps between previously drilled holes; to test sulfide mineralization at depth and along strike; to delineate oxide and transition surfaces; to provide geotechnical and hydrogeological information for pit design and de-watering; to provide material for metallurgical and environmental testing.

The initial drilling program consists of two phases. Phase one includes approximately 3,000 meters of HQ diamond drilling and 8,000 meters of reverse circulation drilling. The second drilling phase, which is contingent on the results from phase one, will consist of approximately 3,500 meters of HQ diamond drilling and 3,500 meters of reverse circulation drilling. Management expects the initial program to be completed by the end of the first quarter 2000 and the estimated cost of the drilling program is $1.4 million.

In conjunction with the sulfide drilling campaign, exploration will be conducted both within the BGL leases as well as within surrounding exploration permits that have been optioned by BGL, to identify additional sources of oxide and transition mineralization.

Historical mining and exploration on the Bogoso Property has produced large amounts of data which are being combined into a central database. The exploration database, together with additional pit mapping and sampling will be used to delineate further oxide, transition and sulfide targets.

Environment

BGL has adopted World Bank environmental standards and is in substantial compliance with the environmental requirements imposed by Ghanaian laws and guidelines. BGL has completed significant work during 1999 to identify the outstanding reclamation liability and commenced rehabilitation work. Monthly expenditures for ongoing rehabilitation work, including the capping of sulfide material and the contouring and re-vegetation of waste dumps, have been approximately $150,000 per month. In connection with the acquisition of BGL, the Company and Anvil have reviewed the information and reports available and they agreed to restrict $6 million from BGL's existing cash to be used exclusively to fund environmental rehabilitation work.

Riyadh

The Company and BGL entered into an option agreement with Orovi Corporation ("Orovi") under which BGL may acquire a 100% interest in the Riyadh property in Ghana. The 49 km2 Riyadh property is located northwest of the Bogoso Property. Orovi Ghana Ltd., a wholly owned subsidiary of Orovi of Denver, Colorado, owns the rights to the Riyadh prospecting license. Gold mineralization hosted by quartz veins within shear zones has previously been identified in the western half of the Riyadh property, approximately 15 kilometers northwest of the Bogoso mill. Previous exploration work by Orovi has indicated the existence of eight separate veins. Only the principal known vein, the "R Reef", has been subject to trenching and drilling.

An initial payment of $70,000 was made to Orovi. Under the agreement, in order to exercise its option, the Company must deliver a feasibility study by May 1, 2001, at which time a payment to Orovi equal to $10/ounce for the proven and probable reserves defined in the study, subject to independent verification, less any amounts previously paid to Orovi, will be due. The $10/ounce payment is payable 70% in cash and the remaining 30% in cash or the Company's shares, at its option, based on a 10-day average share price at the time the payment is due. Also, the Company and BGL will have to pay $5/ounce for any additional proven and probable reserves subsequently defined in excess of those determined in the feasibility study, to be assessed and paid biannually in cash. Upon completion of the feasibility study, BGL intends to apply for a mining lease under Ghanaian law in order to conduct mining operations on the Riyadh property for processing at the Bogoso mill.

Exploration at the Riyadh concession started during the first quarter of 2000. Exploration work to date includes digital data compilation, trench and drill hole surveys and sampling of trenches and road cuts. Exploration work planned on the Riyadh concession will progress in phases and will be dependent on results of earlier work.

THE OMAI GOLD MINE

The operating Omai gold mine is located in the Co-operative Republic of Guyana ("Guyana"), a former British colony, which obtained independence in 1966. Guyana has a surface area of 216,000 km2 with a population of approximately 800,000. The official language is English and the climate is tropical. Guyana is governed as a democratic republic, and the legal and land title systems are based on the English common law.

Omai Gold Mines Limited ("OGML") is an equity joint venture of the Government of Guyana, the Company and Cambior Inc. ("Cambior"). The Company owns a 30% common share equity interest in OGML. Cambior and the Government of Guyana own 65% and 5% of OGML, respectively. OGML owns the Omai Mining License and the Eagle Mountain, Omai River and Quartz Hill prospecting licenses.

The Omai mine is owned by OGML. Cambior is the manager of all mining and related operations. The mine is located on a 52 km2 mining license on the Essequibo River, approximately 160 km southwest of Georgetown, Guyana. Access to the mine is by improved road and ferry or by fixed-wing aircraft to an all-weather airstrip.

The Company and Cambior entered into an agreement with the Guyana Geology and Mines Commission ("GGMC") and the Government of Guyana on August 16, 1991 (the "Omai Mineral Agreement"), whereby, among other things, OGML was granted the right to obtain a mining license (which was granted on December 12, 1991 for a term of 20 years), and to carry out mining operations in accordance with the terms of the Omai Mineral Agreement. In addition, the Omai Mineral Agreement provides for the payment to the Government of Guyana of a

5% in-kind royalty from the Omai Mine. It also provides that capital and profits may be repatriated without restrictions.

Pursuant to the articles of association of OGML, the Government of Guyana has the right to a 5% carried interest in OGML and the subsequent right to acquire from the combined holdings of the Company and Cambior in the common shares of OGML (i) after the expiration of eight years from commencement of commercial production at the Omai Mine (which was achieved in January 1993), but before the expiration of the tenth year, 5% of the common shares of OGML issued and outstanding at such time; and (ii) after the expiration of ten years from commencement of commercial production, but before the expiration of the twelfth year, an additional 22% of the common shares of OGML issued and outstanding at such time. The purchase price will be the market value of the OGML shares based upon the North American stock market value of common shares of gold mining companies having similar production levels and potential, based upon the average market capitalization of such comparable companies taking into account their relative long term debt position. Should the government decide to exercise the options mentioned above, the Company and Cambior have each agreed to sell and deliver to the Government of Guyana one-half of the total number of common shares of OGML required to give effect to the Government of Guyana's right. If the Government of Guyana were to exercise both of its options as set forth above, the Company's common share equity interest in OGML would be reduced to 16.5%. The exercise of the options by the Government is not likely to affect the Company's financial position, results of operations and liquidity since the Company is not expecting to receive any cash flow from the operations of OGML in the near future. The articles of association contain a right of first refusal as typical in shareholder agreements.

Pursuant to OGML's articles of association, the Company received approximately $11.0 million of Class I redeemable preferred shares of OGML in recognition of past exploration costs incurred by the Company. Pursuant to their terms, these preferred shares must be redeemed prior to any distribution to the common shareholders of OGML out of 10% of net cash flow from operations of OGML (as defined in the Omai Mineral Agreement). The reimbursements must be calculated and paid quarterly to the Company. During the fiscal year ended December 31, 1999, the Company received $0.7 million as a result of the redemption of Class I preferred shares, for a total of $8.7 million in redemption of Class I preferred shares since the beginning of production in 1993. The amount so received was applied against the reimbursement of the loan made by OMGL to the Company. The Company does not expect to receive dividends from its common share holdings in OGML until debt owed by OGML and guaranteed by Cambior is repaid and Class II and III preferred shares held by Cambior are redeemed. As of December 31, 1999, OGML had $162 million in debt and a total of $50 million worth of Class II and III preferred shares outstanding. The Class III preferred shares have past cumulative unpaid dividends totaling $74 million as of December 31, 1999.

On August 19, 1995, a failure occurred in the main section of the tailings dam at the Omai Mine. The failure resulted in the discharge of cyanide-contaminated water into the Omai River, which in turn flowed into the Essequibo River. Production at the Omai Mine was suspended from August 19, 1995, and resumed on February 4, 1996, after the Government of Guyana and OGML had executed an agreement authorizing, under certain conditions, OGML to recommence commercial production at the Omai Mine.

As of December 31, 1999, approximately 1,000 individual claims have been made against OMGL in Guyana in connection with the tailings dam failure, of which 282 have been settled for an aggregate dollar amount of less than $1 million. Of the claims that remain unsettled, legal proceedings have been instituted against OGML with respect to approximately 300 individual claims and one class action (on behalf of 244 claimants). According to the management of Cambior, as disclosed in their public filings with the Securities and Exchange Commission, these claims are expected to be settled for amounts totaling less than $1 million, of which $600,000 has already been funded in advance by an insurance company as part of a settlement with OGML and Cambior.

Another class action (claiming to represent 23,000 claimants) was filed in August 1998 in the High Court of the Supreme Court of Judicature, Civil Jurisdiction in Guyana but was not served on the defendants (OGML, Cambior, two engineering firms and one insurance company) until August 1999. This class action is essentially an outgrowth of a class action initiated in 1997 and later dismissed by a Quebec court. The class action was amended in May 1999 to include Golden Star as defendant and then served on Golden Star in July 1999. The class action claims from the defendants, including Golden Star, $100 million in damages, allegedly resulting from the tailings dam failure. Management believes that, in addition to being without merit, the class action is open to attack on a number of procedural grounds. A motion to have the action dismissed against Golden Star was filed in September 1999. The motion has not been heard yet. The Company intends to defend itself vigorously against this action.

The three-year limitation period for bringing legal proceedings against OGML and its shareholders, in Guyana or elsewhere, with respect to the tailings dam failure expired on August 19, 1998.

Geology

The Omai region is underlain by a series of Precambrian mafic to felsic volcanics and clastic sedimentary rocks of the Barama-Mazaruni Supergroup. These strata were intruded by intermediate to felsic plutons of the Younger Granite Group and mafic dykes of the Younger Basic Group. Prolonged uplift and weathering resulted in the development of thick latosols. Gold mineralization at Omai is hosted within three distinct settings: a) the Omai Intrusive Complex, b) the Wenot Lake zone weathered profile and c) alluvial deposits.

The Omai Intrusive Complex consists of an approximately 400m by 500m lobate, altered quartz diorite pluton that intrudes mafic volcanic rocks. Gold mineralization within quartz diorite is confined to widespread, narrow, regularly spaced and discrete but discontinuous quartz and ferroan calcite and pyrite veins. Alterations associated with gold mineralization include carbonitization, sulphidation and silicification.

The Wenot Lake zone is an elongated lateritic and saprolitic gold deposit developed over a sequence of interbedded mafic to felsic volcanic flows and tuffs. This sequence of rocks underwent weathering under humid, tropical conditions, leading to the formation of a well- developed weathered profile. Primary gold mineralization is found in anastomosing stratabound quartz-carbonate veins filling shears. Secondary gold is found in both the saprolitic and lateritic horizons. Laterites contain the bulk of the mineralization in the Wenot zone.

Alluvial gold deposits at Omai are contained in small drainage systems made up largely of tailings from hydraulic mining of latosols over the Omai Intrusive complex and Wenot Lake Zone.

Production and Reserves of Omai Mine

The Omai Mine was brought into commercial production in January 1993. Gold production from 1993 through the end of 1999 totaled 1,858,818 ounces.

Gold production in 1999 was 306,063 ounces, compared to 327,546 ounces in 1998 and 338,496 ounces in 1997. The 7% decrease in production in 1999 was primarily attributable to a lower average head grade of 1.35 g/t compared to 1.44 g/t in 1998, while throughput averaged approximately 20,950 tonnes per day during 1999, compared to 21,100 tonnes per day in 1998. Gold recovery rates were 92% in 1999 and 1998, while direct mining costs, including royalties, were $235 per ounce in 1999, a slight improvement over the $240 per ounce experienced in 1998.

Quarterly production statistics for the Omai mine for 1999 are as follows:

                 ----------------------------------------------------------------------
                                                     1999
---------------------------------------------------------------------------------------
                              First     Second      Third     Fourth    Total / Average
                             Quarter    Quarter    Quarter    Quarter        1999
---------------------------------------------------------------------------------------
Ore milled (T)              1,843,326  1,922,309  1,927,284  1,953,871        7,646,790
---------------------------------------------------------------------------------------
Rate (T/day)                   20,481     21,124     20,949     21,238           20,950
---------------------------------------------------------------------------------------
Grade (g/t)                      1.47       1.27       1.30       1.35             1.35
---------------------------------------------------------------------------------------
Recovery (%)                       92         92         91         94               92
---------------------------------------------------------------------------------------
Gold Production (oz)           80,694     71,865     73,550     79,954          306,063
---------------------------------------------------------------------------------------
Cash cost of production
 ($/oz)                           231        244        245        222              235
---------------------------------------------------------------------------------------

For 2000, the Omai mine is expected to produce approximately 300,000 ounces of gold at a direct mining cost of approximately $241 per ounce. Throughput is budgeted at approximately 21,095 tonnes per day processing approximately 62% hard rock. Head grades are anticipated to average 1.33 g/t with a budgeted gold recovery of

91%. During 2000, the continued stripping of waste is expected to result in a waste to ore ratio of approximately 2.8:1, compared to a life of mine waste to ore ratio of 1.8:1.

OGML has reported its Proven and Probable Reserves for year-end 1999 using a $325 gold price as in 1998. On the basis of a $325 gold price, Omai's Proven and Probable Reserves at December 31, 1999 stood at 36.7 million tonnes at an average grade of 1.3 g/t, representing approximately 1.59 million ounces of gold. This is compared to Proven and Probable Reserves at December 31, 1998 of
42.9 million tonnes at an average grade of 1.4 g/t, representing approximately
1.89 million ounces of gold. The qualified person responsible for the estimation of the reserves of the Omai Gold Mine is Francois Viens, General Manager Mining Geology, Cambior. The Company has not independently verified the Proven and Probable Reserves reported by Cambior.

Reserves at Omai are derived from four sources: the Fennell Pit, the Wenot Lake Pit, alluvial deposits and stockpiles. The following table summarizes the reserves for these sources at year-end 1998 and 1999:

            --------------------------------------------------------------------------------------------------
                               December 31, 1999                                  December 31, 1998
--------------------------------------------------------------------------------------------------------------
                      Proven and Probable    Grade   Contained        Proven and Probable    Grade   Contained
                          Reserves/(1)/      (g/t)   Gold (oz)           Reserves/(1)/       (g/t)   Gold (oz)
                            (tonnes)                                       (tonnes)
--------------------------------------------------------------------------------------------------------------
Fennell Pit                19,898,000         1.49     953,900              22,894,000        1.47   1,086,600
--------------------------------------------------------------------------------------------------------------
Wenot Lake Pit              6,656,000         1.66     355,700               9,420,000        1.69     511,200
--------------------------------------------------------------------------------------------------------------
Alluvials                   1,117,000         0.90      32,300               1,117,000        0.90      32,300
--------------------------------------------------------------------------------------------------------------
Stockpiles                  9,071,000         0.85     248,800               9,498,000        0.84     257,900
--------------------------------------------------------------------------------------------------------------
TOTAL                      36,742,000         1.34   1,590,700              42,929,000        1.37   1,888,000
--------------------------------------------------------------------------------------------------------------

(1) Reserves are calculated using a price of gold $325 per ounce with a cutoff grade of 0.35 g/t for soft rock reserves and 0.70 g/t for hard rock reserves.

Mineralized Material

At year-end 1999, Cambior reported mineralized material for Omai, using a $325 gold price, as 6.1 million tonnes grading 1.5g/t. As a Canadian reporting company, Cambior reported this result as inferred resources in compliance with Canadian legal reporting requirements. The qualified person responsible for the estimation of mineralized material for the Omai mine is Francois Viens, General Manager Mining Geology, Cambior. The Company has not independently verified the estimate of mineralized material reported by Cambior.

Mineralized material does not represent reserves and has not been included in the Company's proven and probable reserve estimates because even though enough drilling and trenching indicate a sufficient amount and grade to warrant further exploration or development expenditures, these mineral deposits do not qualify under the U.S. Securities and Exchange Commission standards as being commercially minable until further drilling, metallurgical work and other economic and technical feasibility factors based upon such work are resolved.

Eagle Mountain

The Eagle Mountain project is located in Central Guyana, 50 km from the Omai Mine. Prior to its sale in December 1998, the Company owned a 100% interest in the Eagle Mountain Prospecting License. The transfer of the Eagle Mountain License by the Company to OGML was approved by the government of Guyana on December 21, 1998. The purchase agreement between the Company, OGML and Cambior Inc. was executed on December 23, 1998 and, in accordance with the agreement, the Company received $80,000. As a result of the transfer to OGML, the Company now has a 30% indirect interest in the Eagle Mountain project. In consideration for receiving a 5% free carried interest (its interest in OGML), the government of Guyana has accepted to charge a consumption tax of only 5% on fuel used with respect to the Eagle Mountain property.

GROSS ROSEBEL

The Gross Rosebel project is located in Suriname, a former Dutch colony that became independent in 1975. Suriname has a surface area of 163,000 km2, a tropical climate and a population of approximately 470,000. The official language is Dutch with English spoken as a second, commercial and technical language. Suriname has a democratically elected government.

The Company's operations in Suriname in 1999 consisted primarily of care and maintenance for Gross Rosebel and continued engineering evaluation of the project. During 1999, the Company incurred total expenditures for Gross Rosebel of $0.7 million, $0.4 million of which was reimbursed by the Company's joint venture partners. Total expenditures during 1998 amounted to $2.0 million, $1.0 million of which was reimbursed by the Company's joint venture partners.

Pursuant to a mineral agreement, dated May 8, 1992, as amended and restated on April 7, 1994 (the "Gross Rosebel Agreement"), between the Company, the Government of Suriname and the state mining company, Grasshopper Aluminum Company N.V. ("Grassalco"), Grassalco assigned to the Company its interest in the Gross Rosebel right of exploration, a 170 km2 area in north-central Suriname. The National Assembly of Suriname ratified the Gross Rosebel Agreement on March 1, 1994.

The Gross Rosebel Right of Exploration originally transferred to the Company was for a term of three years expiring in March 1995. It was then renewed for an additional term of two years expiring in March 1997. The Company filed an application for the additional two-year extension it is entitled to pursuant to the mining laws of Suriname. The application is still pending. Under the mining laws of Suriname, a right of exploration does not terminate by expiration of its term if the holder has in time applied for prolongation of such right and such application has not been denied. Moreover, under the mining laws of Suriname, an existing right of exploration remains legally in force until a decision on the application for a right of exploitation has been taken.

As partial consideration for the transfer of the Gross Rosebel right of exploration, the Company issued 60,000 common shares to Grassalco on June 28, 1994. Under the terms of the Gross Rosebel Agreement, the Company committed to expend an aggregate of $8.0 million on exploration activities over a five-year period commencing on May 8, 1992. As of May 8, 1997, the Company had spent approximately $25.8 million on the Gross Rosebel property and, as a result, fulfilled its expenditure requirement. Of the amounts expended by the Company, Cambior has contributed $14.1 million by way of joint venture recoveries (see discussion of Cambior Joint Venture below). In addition, in consideration for Grassalco making the Gross Rosebel property available for exploration, the Company paid $1.0 million to Grassalco pursuant to the terms of the Gross Rosebel Agreement. Under the terms of the Gross Rosebel Agreement, the Company had the obligation to submit to the Republic of Suriname's Minister in charge of mining activities and Grassalco a feasibility study and an environmental impact statement (as these terms are defined in the Gross Rosebel Agreement) on or prior to May 8, 1997. In the event that Golden Star failed to timely submit such feasibility study and environmental impact statement, Golden Star was deemed to have waived its rights resulting from the Gross Rosebel Agreement and was obliged to reassign the Right of Exploration to Grassalco at its demand, whereupon the Gross Rosebel Agreement was to terminate. On May 7, 1997, a feasibility study and an executive summary of the environmental impact statement were submitted to the Government of Suriname. In June 1997, a more detailed environmental impact statement was submitted. The Government of Suriname has not yet approved the feasibility study or the environmental impact statement. There can be no assurance that the Government of Suriname will approve the feasibility study and grant a right of exploitation to the operating company to be formed by the two joint venture partners.

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

The Gross Rosebel Agreement provides that (i) a royalty of two percent of the gold produced from the Gross Rosebel property is payable in kind to Grassalco and (ii) an additional one-quarter of one percent royalty is payable for the life of the project to a charitable fund to promote natural resources development in Suriname. In addition, a royalty of two percent of the proceeds received on any other minerals produced (less transportation and processing costs) is also payable to Grassalco. An advance royalty payment against the above-mentioned royalties of $6.5 million must be made to Grassalco within 90 days of receipt of the first proceeds from the sale of minerals at Gross Rosebel and a further $6.5 million must be made 12 months later. Further, in the event the price of gold exceeds $500 per ounce Grassalco is entitled to an additional 6.5% royalty on that portion of the sales price which exceeds $500 per ounce.

The Cambior Joint Venture

The Company and Cambior entered into an agreement on June 7, 1994, pursuant to which Cambior was granted the option to earn an undivided 50% interest in the Company's rights in the Gross Rosebel Agreement and Gross Rosebel property. On January 8, 1996, Cambior announced its decision to exercise its option to acquire 50% of the Company's rights in the Gross Rosebel property after expending $6.0 million in exploration and development activities on the property, as required by the June 1994 option agreement. As also required under the agreement, Cambior advanced a further $2.5 million in expenditures to be repaid out of initial project earnings. Since April 1996, when Cambior earned a 50% interest in Gross Rosebel, the Company and Cambior have been contributing equally to programs and budgets with respect to the Gross Rosebel property.

Under the June 1994 option agreement, Cambior must use its best efforts to secure financing for at least 65% of eventual mine development costs from third parties. Cambior assumed managerial responsibility for the preparation of the feasibility study. Cambior has the right to be appointed manager of all subsequent mining and related operations of the project. The option agreement provides for the customary right of first refusal typical found in such agreements.

The Property

The Gross Rosebel right of exploration covers 170 km/2/ (17,000 ha.) and is located 80 km south of the capital city of Paramaribo. Access is via a paved highway followed by an all-weather laterite surface road. Gold was reportedly first discovered in the area in 1879 and since then more than half of Suriname's recorded production has been produced from the district by dredging and small artisanal surface and underground workings. Commencing in 1974, Surplacer N.V., a subsidiary of Placer Development, a Canadian mining company (now Placer Dome), conducted an extensive exploration program of trenching, hand augering and rotary drilling over a period of three years. Subsequent field work was conducted by Grassalco over a period of seven years and a feasibility study was prepared and completed in 1984 by a Canadian engineering firm controlled by Grassalco.

Geology

The Gross Rosebel property is underlain by Proterozoic Armina, Paramaca, and Rosebel metasedimentary and metavolcanic greenstone formations. These units are intruded by a large tonalitic stock near the southern boundary of the property, which has resulted in doming of the adjacent Armina rocks and the development of steep reverse faults. The greenstone units are folded into a broad east-west trending and westerly plunging synclinal structure. Gold mineralization associated with at least five generations of hydrothermal quartz veins occur over large areas both in the south and north limbs of the syncline where these are cut by strong west-northwest trending shear zones. Locally, mineralization is controlled by zones of dilation along the shear planes and by drag folding. Intense tropical weathering has developed a residual surface laterite and saprolite profile of up to 50 m thick, overlying bedrock. Gold mineralization has been established by the Company within at least ten separate target areas including Royal Hill, Mayo, Rosebel, Koolhoven, Pay Caro, East Pay Caro, "J" Zone, Bigi Asanjangmoni, Mama Kreek and Spin Zone. All of these target areas are capped by mineralized laterite blankets typically between 3 to 10 m in thickness overlying less continuous shear and/or fold related mineralization in saprolite and bedrock. Both types of deposits are being defined for potential mining.

Mine Development

A formal feasibility study was submitted to the Government of Suriname in May 1997. The study contained a description and analysis of the economic and commercial viability of bringing into production and operating a mine on Gross Rosebel assuming a gold price of between $380 and $400 during the life of the mine. Development of the Gross Rosebel project has been deferred by the joint venture partners pending receipt of necessary governmental approvals including approval of the feasibility study, resolution of several development issues, economic concessions from the government and improved gold prices. There can be no assurance that the government of Suriname will approve the May 1997 feasibility study and the environmental impact statement and therefore grant a right of exploitation to the Operating Company until an acceptable feasibility study, based on current gold prices, is produced by the joint venture. Some of the development issues that must be resolved prior to development, include, amongst other things, the structure of the Operating Company, the ability to secure foreign investment insurance, availability of financing from banks and other financial institutions, and relocation of Nieuw Koffiekamp, a small village located within the concession. Although the Company believes that these issues can be resolved, there can be no assurance that it will be the case. The project will continue to be on care and maintenance until these issues are resolved.

Work Program

Metallurgical tests were performed during 1998 on representative soft rock ores from Gross Rosebel. The tests demonstrated favorable agglomeration and gold recovery characteristics for soft ore with average recoveries of 88% obtained over a 30-day leach cycle in large column heap leach test. Equivalent metallurgical tests were also completed on representative hard rock ores, yielding average gold recoveries in the range of 40% to 50% over a 30 day period in column tests.

Engineering activities performed during 1999 were largely directed at determining development alternatives for the project. In August the company announced the outcome of an independent scoping study. This was performed to model the potential benefits of applying a low cost heap leach processing approach to the project. Results of the study tend to support the Company's belief that the project could be developed at a profit even in a low gold price environment. The outcome of the study has prompted further discussions to consider additional suitable mining and processing methods.

A primary consideration of the studies and discussions performed to date has been the tropical environmental conditions experienced at Gross Rosebel and, in particular. the above average amount of rainfall. As part of the study, modifications were made to the standard heap leach design to take into account the additional rainfall utilizing rain covers over the heaps to help control water balances. Oversized evaporation systems and a cyanide destruction system were built into the design to cope with the need to treat water during periods of particularly heavy rainfalls.

The Company plans to perform additional test work to confirm the findings of the scoping study and to provide assurance that the heaps will be capable of withstanding periods of high rainfall. Discussions are ongoing with our joint venture partner to develop the optimum strategy for developing the project.

The Company's budgeted expenditures in 2000 on Gross Rosebel are $0.5 million (before joint venture recoveries) and will consist of a modest level of engineering studies to consider a number of low cost development and processing alternatives including conventional CIP, vat and heap leaching as well as other saprolite-only and staged development mining alternatives. These studies are intended to determine the viability of alternative processing designs that may make the project feasible at lower gold prices by reducing capital and operating costs. These studies are anticipated to be completed during 2000 and will determine scope of further evaluation work and/or development programs.

Mineralized Material

Cambior recently announced its year-end 1999 mining reserves and mineral resources with respect to the Gross Rosebel project. For year-end 1999 Cambior reported their 50% share of mineralized material (reported by Cambior as measured and indicated resources under National Instrument 43-101 of the Canadian securities commissions) at

Gross Rosebel, at 20.7 million tonnes grading 1.6 g/t. This estimate was calculated by Cambior on the basis of a $325 gold price. This estimate is unchanged from the estimate reported at year-end 1998. The Company is reporting Cambior's results for Gross Rosebel as mineralized material. (See "Item 1. Mineralized Material Table".) The Company's share of the mineralized material for Gross Rosebel is 20.7 million tonnes grading 1.6 g/t. The Company has not independently verified the estimate reported by Cambior.

Mineralized material does not represent reserves and has not been included in the Company's proven and probable reserve estimates because even though enough drilling and trenching indicate a sufficient amount and grade to warrant further exploration or development expenditures, these mineral deposits do not qualify under the U.S. Securities and Exchange Commission standards as being commercially minable until further drilling, metallurgical work and other economic and technical feasibility factors based upon such work are resolved.

FRENCH GUIANA PROPERTIES

General

French Guiana is part of the French national territory and has been an overseas "Departement" of France since 1946. The Departement, with an area of 84,000 km/2/ and a population of approximately 130,000, has two representatives in the French National Assembly and one representative in the French Senate. Under the French Constitution, French Guiana is governed by the same laws as metropolitan France, subject to modifications (including those affecting tax and mining laws and regulations) that may be adopted to reflect the historical, cultural, geographical and economic characteristics of French Guiana and provide for regional administration. An appointed Prefect, representing the Government of France, holds governmental and administrative powers locally. A 19-member, locally-elected General Council votes on departmental budget and other local matters.

The mineral rights held by our French subsidiaries are subject to French mining laws applicable in French Guiana, the most important being Decrees no.55-586 of May 20, 1955 and no. 56-1039 of October 5, 1956 (the "1955 and 1956 Decrees"),
and the law no. 98-297 of April 21, 1998 (the "1998 Law") that partially extended and adapted the French Mining Code to the French overseas departments (including French Guiana). The 1998 Law provides that all existing permits continue to have full force and effect during their terms and that all applications for extension of existing permits filed before the publication of the 1998 Law remain subject to the 1955 and 1956 Decrees. Permits granted or extended since the publication of the 1998 Law are subject to the French Mining Code.

The grant of mining titles in French Guiana is administered by the Direction Regionale de l'Industrie, de la Recherche et de l'Environnement ("DRIRE") and the Ministry of Industry. There are two different types of mining titles under French law: permits and concessions. Under the 1955 and 1956 Decrees, two types of exploration permits could be obtained, the A and B types. An exploration permit conveys for a specific area of land the exclusive right of prospecting and exploration for the substances to which it relates. Permits of Type "B" are valid for two years and renewable twice for periods of two years each. The surface of type "B" permits covers a square area of 25 km/2/ each. Type "A" permits are valid for five years and can be renewed at least once for an additional five-year term. The French Mining Code (now partially applicable to French Guiana) provides for only one type of exploration permit called Permis exclusif de recherche ("PER"). PER can be granted for a period of up to five years and can be renewed for two additional periods of up to five years each.

The holder of an exploration permit who can demonstrate the presence of an exploitable mineral deposit within the area covered by the exploration permit and has the financial and technical capacity to bring the project to exploitation can obtain a mineral concession. A mineral concession confers upon its holder an immovable right, which is distinct from the actual ownership of the underlying land for a term of up to 50 years. The 1998 Law provides that all concessions that were granted for an unlimited amount of time under the 1955 and 1956 Decrees will expire on December 31, 2018 subject to being renewed twice for up to 25 additional years. Concessions may be mortgaged, leased, sold or otherwise transferred or inherited, in whole or in part and may be merged or subdivided, subject to authorization for the transaction being granted by a decree issued by the French government after consultation with specific agencies.

Guyanor Ressources S.A.

All of the Company's mineral interests in French Guiana are held through its 71% owned publicly traded subsidiary Guyanor Ressources. Guyanor is a societe anonyme incorporated under the laws of France on April 20, 1993 with its head and registered offices located at Lot. Calimbe 2, Route du Tigre, B.P. 750, 97300 Cayenne, French Guiana.

Guyanor owns mineral rights (either directly or through its subsidiaries) for the Yaou, Dorlin, Paul Isnard, Eau-Blanche and St-Elie gold projects and the Dachine diamond project. All of the properties are in the exploration stage, except for the Yaou and Dorlin projects, which are at the pre-feasibility stage. Except for Dachine, the other projects were in care and maintenance for part of 1999.

During 1999, Guyanor spent $3.0 million on exploration and in care and maintenance expenditures, of which $1.4 million was reimbursed by joint venture partners. In 1998, Guyanor had spent $4.7 million, $1.2 million of which was reimbursed by joint venture partners. The Company advanced $3.5 million to Guyanor in 1999. Total budgeted exploration expenditures by Guyanor for 2000 are $0.7 million. The Company has committed, subject to availability of adequate funding, to continue funding on a reasonable best effort basis the operations of Guyanor for the remainder of 2000.

YAOU AND DORLIN

Pursuant to an agreement, dated July 16, 1993, the Company acquired from BHP for $4.3 million a 63.3% participating interest in a joint venture between BHP and the Bureau de recherches geologiques et minieres or BRGM with respect to six type "B" exploration permits covering an area known as Yaou and six type "B" exploration permits covering an area known as Dorlin in French Guiana. In August 1993, the Company transferred its 63.3% participating interest in the joint venture to Guyanor at cost. Further to an agreement dated August 3, 1993, between the Company and BRGM and a subsequent agreement, dated September 23, 1993, among the Company, Guyanor and BRGM, Guyanor acquired for $2.5 million BRGM's 36.7% interest in the joint venture assets owned for the benefit of the joint venture by BRGM. In addition, Guyanor agreed to pay to BRGM a further FF14.0 million (approximately $2.1 million) as follows: FF7.0 million at the time of completion of a bankable feasibility study on either the Yaou or Dorlin properties and FF7.0 million at the time of commencement of commercial production on either of these properties. The transfer of the Yaou and Dorlin permits from the BRGM to Guyanor was approved by the relevant French regulatory authorities on May 25, 1994. Both BHP and BRGM are arms' length parties to Guyanor and the Company.

Guyanor and the Company entered into an option agreement with Cambior, dated as of May 11, 1994, pursuant to which Cambior was granted the option to acquire a 50% interest in the operating company to hold the Yaou and Dorlin permits in French Guiana. Cambior exercised the option after having spent the $11.0 million expenditure commitment in September 1997. Since then, Cambior and Guyanor have participated equally in the funding of the joint venture's expenditures. The acquisition by Cambior of any interest in the Yaou and Dorlin permits is subject to French governmental approval. There can be no assurance that such approval will be granted. Cambior is responsible for the preparation of a feasibility study on the properties and will, if warranted, manage the development and operation of future mining operations.

Guyanor currently holds ten type "B" permits, two of the Yaou permits initially granted having expired in February 1998. Applications for the renewal of the ten permits were filed within the legal deadline in 1996 and 1997 and are still pending. The period of validity of the permits are, by law, extended until the French administration takes a decision on the application. If renewed, the permits would be valid for two years. The Company also filed two applications for type "A" permits in 1997. One application covers the Yaou project and the other covers the Dorlin project. The applications have been approved by the DRIRE and were submitted to the Ministry of Mines for final approval. The type "A" permits, if granted, would replace the type "B" permits. It is currently contemplated that the type "A" permits will be granted directly to Societe Miniere Yaou-Dorlin ("SMYD"), a French company, created by Cambior and Guyanor to hold the Yaou and Dorlin mineral rights. Cambior and Guyanor will each hold 50% of the shares of SMYD. The applications are currently under review. It is the Company's understanding that they could be granted by the end of March 2000.

The Properties

The Yaou permits currently cover a total area of 100 km/2/ (10,000 ha.) located some 210 km southwest of Cayenne. Access to the property is by helicopter or four-wheel drive vehicle on 17 km of dirt road from the town of Maripasoula, which is accessible by chartered and daily scheduled fixed-wing aircraft from Cayenne.

The Dorlin permits cover a total area of 150 km/2/ (15,000 ha.) and are located some 180 km southwest of Cayenne and 60 km east of Maripasoula. The property is accessible by helicopter and a 500 m airstrip located on the property is suitable for fixed wing aircraft. Access is also available by boat during the rainy season.

Geology

The geology of the Yaou project area consists of a folded and sheared sequence of Lower Proterozoic mafic and ultramafic volcanics and volcaniclastics, with minor intercalations of fine-grained clastic sediments. Prior to folding, these were intruded by dioritic bodies. Two generations of granitic plutons bound the property to the east and south. A north-north-west striking dolerite dyke of Permo-Triassic age cuts through the property. Exploration has defined three principal zones of gold mineralisation, mainly associated with narrow, deformed felsic intrusive bodies and finely laminated felsic tuffs. These zones, Yaou Central, Chaina and IJK, have been evaluated by intensive deep augering, trenching and core drilling.

The geology of the Dorlin project area consists of sheared and folded greenstone units of Lower Paramaca sequence. Exploration has identified an 11km long zone of soil geochemistry anomalies associated with a radiometric potassium anomaly. Within this anomalous zone one major, N-S trending gold mineralized system, Montagne Nivre, associated with tourmalinization, silicification and pyritization, has been intensively explored by deep auger, trenching and core drilling.

Work Program

During 1999, efforts at Yaou and Dorlin focused on the completion and submission of the "Memoires Techniques", or development studies, required for planned mining concession applications. The completed studies were submitted as required on March 31, 1999. The development concept proposed in the Memoires Techniques, involved consideration of a 10,000 tonne per day milling operation at Yaou and concurrent development of a 5,000 tonne per day heap leach operation for soft rock mineralization at Dorlin. Following completion of mining at Yaou, the milling facilities would be moved to Dorlin, approximately 45 kilometers east of Yaou, where hard rock mining and milling would then begin. The principal result of the Memoires Techniques studies indicated the need to increase mineralized material so as to justify project development. Additional environmental and engineering test work was also identified as being required.

Following submission of the Memoires Techniques the "A" permit applications were submitted to the French authorities so as to provide time to perform additional exploration work. During the remainder of 1999 both projects were placed under care and maintenance. Work was confined to ongoing environmental monitoring. The Company is currently considering whether to demobilize the camps until proper authorization to continue exploration activities has been received. The Company is also holding discussions to establish the infra-structural requirements upon which feasibility of development will depend. There can be no assurance that the projects will prove to be economically feasible in the future.

During 1999, Guyanor's expenditures on Yaou and Dorlin totaled $1.2 million, $0.8 million of which was reimbursed by Cambior under the above-mentioned agreement. During 1998, Guyanor spent a total of $2.1 million on the Yaou project, of which Cambior reimbursed $0.7 million. Guyanor has budgeted $0.1 million in 2000 for its shares of expenditures at Yaou and Dorlin.

Mineralized Material

Cambior recently announced its year-end 1999 mining reserves and measured and indicated resources (mineralized material), reported on the basis of a $325 gold price as previously reported for year end 1998. At year-end 1999, Cambior reported its 50% share of mineralized material for Yaou and Dorlin, using a $325 gold price, as 8.2 million tonnes grading 1.9g/t. The Company's share of the mineralized material for Yaou and Dorlin is 5.9 million tonnes grading 1.9 g/t. As a Canadian reporting company, Cambior reported these results as measured and indicated resources in compliance with Canadian securities law reporting requirements. There is no change of tonnage or grade between this result and that reported at year- end 1998. The qualified person responsible for the estimation of mineralized material for the Yaou and Dorlin project is Francois Viens, General Manager Mining Geology, Cambior. The Company has not independently verified the estimates reported by Cambior for Yaou and Dorlin.

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

The Company is reporting these results as mineralized material. Mineralized material does not represent reserves and has not been included in the Company's proven and probable reserve estimates because even though enough drilling and trenching indicate a sufficient amount and grade to warrant further exploration or development expenditures, these mineral deposits do not qualify under the U.S. Securities and Exchange Commission standards as being commercially minable until further drilling, metallurgical work and other economic and technical feasibility factors based upon such work are resolved.

PAUL ISNARD AND EAU-BLANCHE

On October 29, 1994, Guyanor acquired an interest in the Paul Isnard and Eau-Blanche properties by way of the acquisition of all of the outstanding shares of Societe de Travaux Publics et de Mines Auriferes en Guyane ("SOTRAPMAG") SOTRAPMAG held, directly or indirectly, eight mineral concessions (the "Paul Isnard Concessions") and four type "B" exploration permits. Since then, all type "B" permits have expired or were relinquished. The concessions will expire on December 31, 2018 but can be renewed for an additional 25 years.

A type "A" permit (referred to as the "Eau-Blanche Permit") covering an area of approximately 326 km/2/ was granted to Guyanor on November 30, 1999 for an initial period of three years. The type "A" permit includes most of the area covered by the four type "B" permits as well as a new area adjacent to the Paul Isnard property.

Agreement with LaSource

In conjunction with Guyanor's acquisition of SOTRAPMAG, BRGM relinquished its rights under an option from Alcatel Alsthom Compagnie Generale d'Electricite to acquire any primary deposit located within the Paul Isnard Concessions. In consideration therefor, Guyanor paid to BRGM the sum of FF2.5 million (approximately $505,000) and LaSource Developpement S.A., a company affiliated to BRGM ("LaSource"), received an initial 25% participating interest in two joint ventures for the exploration and exploitation of primary gold deposits on the Paul Isnard and Eau-Blanche projects. LaSource did not contribute its share of 1997, 1998 and 1999 exploration expenditures. By July 31, 1999, Guyanor's interest in the Paul Isnard and Eau-Blanche projects had increased to approximately 90.2% and 91.2%, respectively. As a result of LaSource's participating interest having decreased below 10%, LaSource's interest in the joint ventures was automatically converted to a 2.5% of net profits in each project. Therefore, Guyanor has now a 100% interest in the Paul Isnard and Eau Blanche properties.

The Properties

The Paul Isnard and Eau-Blanche properties are located in the western part of French Guiana, some 200 km west of Cayenne. The properties are accessed from St-Laurent-du-Maroni, either by air, at a distance of 75 km to the south, or by means of a 115 km-long laterite road. The first 62-km section of this road is maintained by the government and the remaining 53-km section by SOTRAPMAG.

There are two prominent mountain chains bordering the properties that form the edges of a basin in which alluvial gold deposits have accumulated. Management believes this alluvial gold originated from gold-bearing rocks from the Decou-Decou and Lucifer mountains and was transported downward by high-energy streams, concentrating the gold in the gravel beds of streams in the Citron area of the Paul Isnard property.

Geology

The Paul Isnard project covers a Lower Proterozoic greenstone belt comprised dominantly of mafic metavolcanic rocks with lesser felsic meta volcanic rocks, metavolcaniclastics and meta sediments. These have been intruded by intermediate granitic rocks of similar age.

The Decou-Decou mountain located to the south of the property is formed of volcanic rocks that, at the summit, are covered by degraded lateritic layers. The Lucifer mountain to the north-east is formed of basic intrusive rocks. The basin between the mountains is underlain by a Proterozoic sequence of mafic to felsic volcanics and clastic sediments of the Paramaca and Orapu groups, cut by ultramafic to felsic intrusives.

At Montagne D'Or the host stratigraphy for mineralization is a 400+ meter thick section of bi-modal felsic and mafic volcanics with lesser volcaniclastics, particularly at the base. The eastern part of the section contains more mafic volcanics than the western section. The section is intruded by a largely post mineral and later deformation swarm of mafic dykes or sills. The section contains at least three unique time stratigraphic horizons marked by chemical sediments and thin lithologically distinctive flows designated as "favorable sequences".

Mineralization consists of two principal types: disseminated zones or stringer mineralization and semi-massive (SMS) mineralization. The SMS occurs mainly within the favorable sequences that can be reasonably correlated between the widely spaced (200m) drill sections. Both contain mainly pyrite with lesser pyrrhotite, chalcopyrite, sphalerite and arsenopyrite. A third more localized mineralization type, "highly chloritic one" has also been identified.

Work Program

During 1999 Guyanor retained the services of a notable Volcanic Massive Sulfide
(VMS) specialist from Canada to evaluate the potential of the Paul Isnard and Eau Blanche areas to host gold rich, polymetallic VMS deposits that might be associated with the Montagne d'Or deposit. This work, utilizing geologic, geophysical, geochemical and whole rock geochemistry data suggested that the area is very similar to other VMS districts, especially in Canada and Scandinavia. Furthermore, the study indicated that the mineralization at Montagne d'Or is similar to known deposits in the Snow Lake Camp district of Manitoba. Such districts tend to host multiple base metal/precious metal deposits.

In light of depressed gold prices during 1999, Guyanor restricted field activities to follow-up geochemical evaluation and trenching at the Elysee target, northwest of the Montagne d'Or deposit and continued evaluation of the Montagne d'Or VMS setting.

Total expenditures in 1999 were $0.8 million for Paul Isnard and Eau-Blanche. Total expenditures in 1998 were $1.0 million for Paul Isnard and $0.1 million for Eau-Blanche, of which $0.1 million wase reimbursed through the previous joint venture. Exploration expenditures for Paul Isnard in 2000 are budgeted to be up to $0.4 million (depending on market conditions and joint venture interest). Efforts in 2000 will focus primarily on identification of additional targets to supplement what had been previously outlined at Montagne d'Or. Work will include follow-up geochemical evaluation and trenching at the Elysee target, northwest of the Montagne d'Or deposit and continued evaluation of the Montagne d'Or VMS setting. Additional work may include, subject to availability of funding, an airborne geophysical survey of the entire project area to investigate the possibility of additional geologic settings similar to that found at Montagne d'Or.

Mineralized Material

In February 1999, Guyanor updated its geologic model following the deepening of one drillhole and the addition of eight new drillholes. A new estimate takes into account of the additional information gained from the drilling program and the subsequent increase in confidence. Open pits were modeled using reasonable slopes and using average mining and milling cost of $1.10 per tonne and $9.10 per tonne respectively. The Company has estimated its 71% share of Paul Isnard, using a $325 gold price, as 4.4 million tonnes grading 2.8 g/t. This report only reflects mineralized material estimated to be present within the open pits modeled by the Company. The qualified person responsible for the estimation of mineralized material for the Paul Isnard project is Declan Costelloe, Manager Mining Geology, Golden Star Resources.

Mineralized material does not represent reserves and has not been included in the Company's proven and probable reserve estimates because even though enough drilling and trenching indicate a sufficient amount and grade to warrant further exploration or development expenditures, these mineral deposits do not qualify under the U.S. Securities and Exchange Commission standards as being commercially minable until further drilling, metallurgical work and other economic and technical feasibility factors based upon such work are resolved.

Exploitation Authorization

During the fourth quarter 1999 and the first quarter 2000, Guyanor has granted the right to five small scale mining companies to apply for Exploitation Authorization on specific areas located within the Paul Isnard concessions and the Type A permit. The French government created this new type of mining title in connection with the recent revisions to the Mining Code. This new title, referred to as "AEX", grants to small-scale alluvial miners the right to mine within a specific area of 1 km/2/. The titleholder of an AEX is responsible for all potential environmental damages. The applications for AEX have been submitted to the DRIRE and if the applicants meet the DRIRE requirements, the AEX will be granted for a term of two years. Under separate agreements with each applicant, Guyanor will be entitled to receive as compensation a certain percentage of the value of the gold extracted.

DACHINE

The Dachine property is accessible only by helicopter or, during the rainy season, by canoe from Maripasoula. Microdiamonds were found for the first time in 1983 in alluvium/colluvium by BRGM during strategic prospecting work for the Mineral Inventory of French Guiana. No further exploration was conducted at Dachine until Guyanor, after examining the existing literature and conducting preliminary reconnaissance in the field, was granted a type "B" exploration permit by the French government covering a 25 km/2/ area in southwest French Guiana known as Dachine (formerly known as IT-33). An application was filed in December of 1995 for a type "A" permit covering an area of 337 km/2/ that would include the current type "B" permit. As of March 1, 2000, the type "A" permit has still not been granted.

Joint Venture with Rio Tinto

On June 9, 1999, Guyanor entered into a Heads of Agreement with Rio Tinto Mining and Exploration Limited ("Rio Tinto") with respect to the exploration and, if considered commercially feasible, the development and mining of diamonds within the whole territory of French Guiana excluding the St-Elie, Paul Isnard and Yaou-Dorlin properties (the "Area of Interest"). The Heads of Agreement gives Rio Tinto the right to earn a 70% participating interest in a Joint Venture between Guyanor and Rio Tinto. Rio Tinto shall be vested with a 70% participating interest in the Joint Venture by funding all exploration and evaluation work in the Area of Interest up to and including the earlier of the date on which: (i) the Board of directors of Rio Tinto resolves to commence the development and mining of diamonds within the Area of Interest, or (ii) Rio Tinto incurs at least $17 million in exploration work within the Area of Interest. Rio Tinto must earn its interest by June 9, 2009 or the agreement will terminate. Upon Rio Tinto earning its 70% participating interest in the joint venture, both parties will fund the joint venture in proportion to their participating interests.

To maintain its right to earn a 70% participating interest in the joint venture, Rio Tinto must spend at least $750,000 (the "Minimum Expenditures") within the Area of Interest by June 9, 2000 and at least $3.75 million by June 9, 2004. After incurring expenditures of US$3.75 million within the Area of Interest, Rio Tinto will have the right to excise from the joint venture any prospect within the Area of Interest that does not meet its criteria for further expenditures and it will be deemed to have earned a 51% interest in any such prospect. Rio Tinto will hold its 51% interest in any such prospects for a period of one year. After one year, Rio Tinto's 51% interest would revert back to Guyanor and Rio Tinto would be entitled to retain a 0.3% net smelter royalty interest in any eventual diamond production that might be realized from the prospect.

Geology

The diamond occurrence at Dachine is hosted in a volcaniclastic komatiite - an unusual type of volcanic rock which differs from more well-known diamond host rocks such as kimberlite and lamproite. These komatiites once formed part of an island-arc sequence, a tectonic setting distinct from all other currently exploited diamond deposits.

Work Program

Work performed under the joint venture agreement included geologic mapping to better understand the limits of the deposit, grid loam (soil) sampling to better determine diamond distribution and limited trenching.

Access to the site was significantly improved following the mobilization of a bulldozer from the Dorlin project. A substantial bulk sample is being collected by excavating a trench through the central part of the deposit. Concentration of this bulk sample is being performed on site, followed by shipment of the concentrate for further testwork including caustic digestion to recover diamonds. Results from this testwork will not be available until mid 2000.

Regional geologic mapping has been intensified on similar geological units to determine the potential for locating additional sources of diamond.

In 1999, $0.8 million was spent on exploration and care and maintenance work for Dachine, of which $0.5 million was reimbursed by Rio Tinto. During 1998, $0.2 million was spent by Guyanor for the care and maintenance of the project.


ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

A representative action (claiming to represent 23,000 claimants) was filed in August 1998 in the High Court of the Supreme Court of Judicature, Civil Jurisdiction in Guyana but was not served on the defendants (OGML, Cambior, two engineering firms and one insurance company) until August 1999. This representative action is essentially an outgrowth of a class action initiated in 1997 and later dismissed by a Quebec court. The representative action was amended to include Golden Star as defendant and then served on Golden Star in July 1999. The representative action claims $100 million in damages, allegedly resulting from the tailings dam failure that occurred in Guyana in 1995. Golden Star believes that, in addition to being without merit, the representative action is open to attack on a number of procedural grounds. A motion to have the action dismissed against Golden Star was filed in September 1999. The Company and the other defendants intend to defend themselves vigorously against this action.

There are currently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties or those of any of its subsidiaries is subject. The Company and its subsidiaries are, however, engaged in routine litigation incidental to their business. No material legal proceedings involving the Company are pending, or, to the knowledge of the Company, contemplated, by any governmental authority. The Company is not aware of any material events of non-compliance with environmental laws and regulations. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. For a description of the type of legal and regulatory environment in which the Company does business, see "Item 1. Description of Business - Risk Factors" and "Item 2. Description of Properties - General".


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------   -----------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

The Company's common shares are listed on the Toronto Stock Exchange ("TSE") under the trading symbol "GSC" and the American Stock Exchange ("AMEX") under the trading symbol "GSR". As at March 1, 2000, 37,123,131 common shares were outstanding and the Company had 836 shareholders of record. On March 1, 2000, the closing price per share for the Company's common shares, as reported by the TSE was Cdn$2.00 and as reported by the AMEX was $1.44. The following table sets forth, for the periods indicated, the high and low market closing prices per share of the Company's common shares as reported by the TSE and the AMEX.

                                               Toronto Stock Exchange                   American Stock Exchange
                                             ------------------------                   -----------------------
                                             Cdn$                 Cdn$                   $                    $
                                             High                  Low                 High                  Low
                                             ----                  ---                 ----                  ---
1999:
     First Quarter                          1.85                 1.00                 1.31                 0.69
     Second Quarter                         1.50                 0.86                 1.00                 0.63
     Third Quarter                          1.10                 0.57                 0.69                 0.38
     Fourth Quarter                         2.70                 1.03                 1.87                 0.69

1998:
     First Quarter                          7.00                 4.00                 4.81                 2.75
     Second Quarter                         6.50                 3.05                 4.50                 2.06
     Third Quarter                          3.10                 1.51                 2.19                 0.94
     Fourth Quarter                         4.10                 1.45                 2.75                 0.94

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

The Company has been advised by PricewaterhouseCoopers LLP that it should not be treated as a PFIC with respect to shares purchased by U.S. shareholders during the years 1993 through 1999, although it could potentially be a PFIC with respect to shares acquired by U.S. shareholders prior to 1993. The Company also intends to engage PricewaterhouseCoopers LLP in the future to analyze whether it is a PFIC in 2000 and subsequent years and will continue to notify shareholders of the results of such future analyses. The PFIC analysis involves a complex analysis of many factors, including, among other things, the price of gold, production and cash flow from BGL and the cash flow of OGML

Consequence of PFIC Classification if No QEF Election Made

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


ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

The selected financial data set forth below are derived from the audited consolidated financial statements of the Company for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, included elsewhere herein, and should be read in conjunction with those financial statements and the footnotes thereto. The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). Selected financial data derived in accordance with United States GAAP has also been provided and should be read in conjunction with Footnote 15 to the financial statements. For United States GAAP reconciliation items, see the attached consolidated financial statements and notes. Reference should also be made to "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations".

Summary of Financial Condition Data at End of Period
(Amounts in thousands except per share data)

    ----------------------------------------------------------------------------------------------------------------------
                            As of December      As of December      As of December     As of December     As of December
         CDN GAAP              31, 1999            31, 1998            31, 1997           31, 1996           31, 1995
    ----------------------------------------------------------------------------------------------------------------------
    Working capital              $ 6,020             $ 6,516             $16,427            $15,287            $11,092
    ----------------------------------------------------------------------------------------------------------------------
    Current assets                13,957               8,216              20,152             22,182             16,074
    ----------------------------------------------------------------------------------------------------------------------
    Total assets                  74,352              68,597              89,122             96,283             77,609
    ----------------------------------------------------------------------------------------------------------------------
    Current liabilities            7,937               1,700               3,725              6,895              4,982
    ----------------------------------------------------------------------------------------------------------------------
    Shareholders' equity          40,501              58,471              79,557             78,094             68,388
    ----------------------------------------------------------------------------------------------------------------------

    ---------------------------------------------------------------------------------------------------------------------------
                         For the Year Ended   For the Year Ended   For the Year Ended   For the Year Ended   For the Year Ended
         CDN GAAP         December 31, 1999    December 31, 1998    December 31, 1997    December 31, 1996   December 31, 1995
    ---------------------------------------------------------------------------------------------------------------------------
    Revenue                     $ 11,254            $    635            $  1,698            $ 2,801           $  5,590
    ---------------------------------------------------------------------------------------------------------------------------
    Net loss                     (24,366)            (22,248)            (26,584)            (7,780)           (12,181)
    ---------------------------------------------------------------------------------------------------------------------------
    Net loss per share             (0.76)              (0.74)              (0.92)             (0.31)             (0.54)
    ---------------------------------------------------------------------------------------------------------------------------

    ----------------------------------------------------------------------------------------------------------------------
                           As of December      As of December      As of December      As of December     As of December
         US GAAP              31, 1999            31, 1998            31, 1997            31, 1996           31, 1995
    ----------------------------------------------------------------------------------------------------------------------
    Working capital            $ 6,020             $ 3,901             $13,485             $11,788            $ 7,521
    ----------------------------------------------------------------------------------------------------------------------
    Current assets              13,957               5,601              17,210              18,683             12,503
    ----------------------------------------------------------------------------------------------------------------------
    Total assets                45,635              27,240              42,076              46,895             38,059
    ----------------------------------------------------------------------------------------------------------------------
    Current liabilities          7,937               1,700               3,725               6,895              4,982
    ----------------------------------------------------------------------------------------------------------------------
    Shareholders' equity        11,145              16,899              31,160              29,959             30,073
    ----------------------------------------------------------------------------------------------------------------------

    -----------------------------------------------------------------------------------------------------------------------------
                         For the Year Ended   For the Year Ended   For the Year Ended   For the Year Ended     For the Year Ended
         US GAAP          December 31, 1998    December 31, 1998    December 31,1997     December 31, 1996     December 31, 1995
    -----------------------------------------------------------------------------------------------------------------------------
    Revenue                   $ 11,254            $    635            $  1,698            $  2,801           $  5,590
    -----------------------------------------------------------------------------------------------------------------------------
    Net loss                   (11,335)            (15,395)            (26,838)            (25,279)           (28,330)
    -----------------------------------------------------------------------------------------------------------------------------
    Net loss per share           (0.35)              (0.51)              (0.94)              (1.00)             (1.24)
    -----------------------------------------------------------------------------------------------------------------------------

Note:    Golden Star did not pay any cash dividends during the fiscal years indicated above.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian GAAP ("Cdn GAAP").
For the US GAAP reconciliation, see attached consolidated financial statements, as well as "Results of Operations" below.

The following contains certain forward-looking statements within the meaning of the U.S. securities laws. Actual results, performance or achievements of the Company could differ materially from those projected in the forward-looking statements due to a number of factors, including those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS
---------------------

Overview

On September 30, 1999, the Company and Anvil Mining NL, an Australian company ("Anvil"), completed the acquisition of 70% and 20% respectively, of the common shares of Bogoso Gold Limited ("BGL"). The Government of Ghana retained its 10% equity interest in BGL. BGL is the owner of the Bogoso Mine, an operating gold mine in the Republic of Ghana, which the Company and Anvil intend to continue to operate. The initial purchase price for BGL was $6.5 million, which was funded by the Company from working capital and the proceeds from the August 24, 1999 offerings of convertible debentures, common shares and warrants. The acquisition agreement also provides for additional purchase price payments to the IFC (on behalf of the consortium of banks that sold Bogoso). The Company and Anvil also acquired by way of assignment all the outstanding debt owed to the sellers. The Company will receive preferential repayment of its acquisition costs, including the amount owed to it by Anvil, and all inter-company debt and interest will be repaid prior to any distribution to shareholders.

The acquisition of BGL included the assignment of certain rights to Golden Star and Anvil of certain indebtedness of BGL to the sellers. The indebtedness to Anvil at the purchase date approximated $7.5 million and will be repaid at such time as Net Proceeds, as defined, from BGL production are available to fund the debt. Management estimates that, due to the provisions of the acquisition agreement that grant Golden Star first preference on cash flow from BGL until it has recovered its investment in BGL, including its related purchase costs, transaction expenses and repayment of the Anvil note receivable, that it is unlikely that any of the indebtedness will be repaid to Anvil. Accordingly, no liability was recorded upon purchase of BGL. As of December 31, 1999, management continues to believe that it is unlikely that any indebtedness will be repaid to Anvil.

This acquisition is consistent with the Company's shift in focus away from being a pure exploration company, to becoming a production, development and advanced stage exploration company. The Company's results of operations, discussed below, include results from BGL for the three months ended December 31, 1999.

Prior to September 30, 1999, the Company's focus was solely on the exploration and development (if warranted) of precious metal and diamond deposits within specific geological domains. Under Cdn GAAP, expenditures relating to these activities are capitalized in recognition of the potential future value of prospective targets. Upon completion of the exploration phase, and upon a decision to proceed to the development phase, these accumulated expenditures reflect the cost of the resultant reserves that will be depleted on the units-of-production basis over the estimated total reserve to be mined. A decision to discontinue exploration or not to proceed to the development stage for a specific project would result in reducing the capitalized total cost of the exploration program and charging those costs against income.

Under US GAAP, exploration and general and administrative expenses related to projects are charged to expense as incurred, whereas under Cdn GAAP, such expenses are capitalized as discussed above. Property acquisition costs are deferred under both Canadian and US GAAP until it is determined whether a project is commercially feasible. In addition, under US GAAP, internal acquisition costs are charged to expense as incurred, whereas under Cdn GAAP such amounts are capitalized.

The effect of the differences in accounting under Cdn GAAP and US GAAP on the statement of net loss is as follows:

                                                                For the Years Ended December 31,
                                                                  1999         1998        1997
                                                               -----------  ----------  ----------
Net loss under Cdn GAAP                                          $(24,366)   $(22,248)   $(26,584)
Net effect of the deferred exploration expenditures on loss
 for the period                                                    13,403       4,901       1,189
Effect of capitalized acquisition costs net of related
 depletion                                                         (1,233)          -           -
Other                                                                 315         814          46
                                                                 --------    --------    --------
Loss under US GAAP before minority interest                       (11,881)    (16,533)    (25,349)
Minority interest, as adjusted                                        546       1,138      (1,489)
                                                                 --------    --------    --------
Net loss under US GAAP                                            (11,335)    (15,395)    (26,838)
Other comprehensive income foreign exchange loss                       10         (26)        (92)
                                                                 --------    --------    --------
Comprehensive income                                             $(11,325)   $(15,421)   $(26,930)
                                                                 ========    ========    ========
Basic and diluted Net loss per share under US GAAP               $  (0.35)   $  (0.51)   $  (0.94)
                                                                 ========    ========    ========

The Company currently has limited cash resources. See "Item 1. - Risk Factors - We currently have limited liquidity and capital resources" and "Liquidity and Capital Resources" and "Outlook" below.

1999 Compared to 1998

The Company reported a net loss of $24.4 million in 1999 as compared to a net loss of $22.2 million in 1998. The most significant aspects of the 1999 results were the revenue and operating costs from gold production at the Bogoso Mine which was acquired on September 30, 1999, and the impact of property abandonment charges and write-downs of $23.9 million in 1999 compared with $16.6 million in 1998. The write-downs on exploration properties totaled $10.0 million for properties in Suriname, $2.5 million for properties in Guyana, $2.6 million for properties in French Guiana, $3.3 million for properties in Brazil, and $5.5 million for properties in Africa. The write-downs in 1999 were due to the fundamental shift in the direction and focus of the Company from a pure exploration company, to a production, development and advanced stage exploration company. With the consummation of the acquisition of BGL, the Company completed the first major objective of management's shift of the Company's focus. Also, as a result of the shift of focus and with the prioritization of available funding, the Company must continually consolidate and rationalize exploration and development activities, which could impact its corporate and project budgets. Available funds will be more focused on the development and acquisition of advanced stage exploration projects, rather than on grass roots projects. During 1999, the Company undertook a review of the carrying value of all of its exploration properties and, as a result, the Company expensed $23.9 million for the write-down or abandonment of several projects and prospecting licenses. A number of these properties will be retained and could be actively explored in the future, but the write-down reflects their present potential, in view of the continuing low gold price and depressed markets for gold equities.

Total revenues in 1999 were $11.2 million, of which $10.6 million came from revenue from gold sales. The Bogoso Mine produced and sold 36,074 ounces of gold during the three months ended December 31, 1999, with an average $293 per ounce gold price realized and total cash costs of $165 per ounce. Depreciation and depletion expense increased to $3.0 million from $0.2 million, primarily as a result of the acquisition of the Bogoso Mine in September 1999.

Interest and other revenues of $0.7 million were comparable to the 1998 amount of $0.6 million.

General and administrative expenditures totaled $3.7 million in 1999, as compared to $7.7 million for 1998. The decrease in general and administrative expenditures resulted from the Company's ongoing cost reduction efforts.

1998 Compared to 1997

The Company reported a net loss of $22.2 million in 1998 as compared to a net loss of $26.6 million in 1997. During 1998, the Company recorded property abandonment charges of $16.6 million, including $2.6 million and $3.7 million, respectively, from the relinquishment of certain diamond and gold properties in Guyana, $0.9 million for the Dieu Merci project in French Guiana, $8.8 million for the Andorinhas project, $0.3 million for other properties in Brazil, and $0.2 million related to various property interests in Bolivia. The abandonment of these projects was the result of several factors including exploration results and the assessment and prioritization of exploration projects by management to ensure continued focus on the most promising projects in the Company's portfolio in light of limited capital available to fund exploration projects. The objective of the project prioritization was to ensure continued funding of projects that the Company believed offered the greatest potential for meaningful results and new reserves and mineralized material. Of the $16.6 million of property abandonments described above, $16.4 million were recorded in the fourth quarter of 1998. The abandonments taken in the fourth quarter resulted from the company's review of exploration results to date, prioritization of projects, and results of negotiations with property owners.

Total revenues in 1998 decreased to $0.6 million, as compared to $1.7 million in 1997 due to the shutdown during 1997 of the alluvial mining operations at SOTRAPMAG in April 1997 and the lower interest income earned. Interest and other revenues decreased from $1.3 million in 1997 to $0.6 million in 1998 due to the decrease in the average cash balance invested during 1998 as compared to 1997 combined with lower interest rates during the period. Cost of mining operations were nil for 1998 as compared to $1.0 million for 1997 as a result of the discontinuation of production at SOTRAPMAG during 1997, with no revenue from gold sales in 1998, compared to revenue of $0.4 million in 1997. SOTRAPMAG's cost of mining operations exceeded revenues in 1997 by $0.5 million.

General and administrative expenditures totaled $7.7 million for 1998, as compared to $8.9 million for 1997. The decrease in general and administrative expenditures resulted from a $1.8 million reduction in expenses due to the Company's cost reduction efforts offset by the $0.6 million paid to the former President and CEO of the Company under a separation and release agreement. Depreciation expense decreased $0.6 million as a result of the decrease in the depreciable asset base due to the write-down of equipment at SOTRAPMAG.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Consolidated cash and short-term investments as of December 31, 1999 were $2.9 million, down from $7.4 million as of December 31, 1998. This reduction is the net result of the issuance of convertible debentures and common shares, the acquisition of BGL, the generation of net cash from BGL operations and ongoing expenditures on mineral exploration properties. Working capital as of December 31, 1999 had decreased to $6.0 million from the level of $6.5 million at December 31, 1998, mainly as a result of the additional receivables and inventories from the producing mine at BGL offset by the addition of the current portion of the amount payable to financial institutions. The Company anticipates that its current cash balance and the operating cash flows from the Bogoso Mine will be sufficient to fund planned operating and exploration expenditures for the year 2000.

Cash used in investing activities of $11.3 million in 1999 increased from $5.7 million in 1998. The decrease in exploration expenditures related to the Company's operations in South America and Africa was more than offset by expenditures for the Bogoso acquisition and the environmental rehabilitation bonding.

Cash provided by financing activities in 1999 increased to $7.0 million from $3.4 million in 1998. This increase results from the net effect of the following: increased cash from the issuance of shares ($3.2 million in 1999 compared with $0.2 million from the exercise of warrants in 1998); cash from the issuance of convertible debentures in 1999 of $4.2 million (with zero in 1998) and $3.2 million in cash received in 1998 from OGML (with zero in 1999) as an interest-free loan to be repaid at the same time as OGML preferred shares are redeemed). The Company received $6.9 million in cash through the acquisition of BGL but $6.0 million is restricted, in accordance with the BGL acquisition agreement, to be used for environmental rehabilitation at the Bogoso Mine. The restricted cash is therefore deducted from cash flows and is not included in the cash and short term investments at the end of the year.

On August 8, 1997, the Company filed with the SEC a shelf registration statement on Form S-3, with respect to the proposed issuance by the Company from time to time of up to $47,687,500 of its common shares, preferred shares, convertible debt securities and/or warrants.

On August 24, 1999, the Company completed a financing for total proceeds of $3.4 million from the issuance of 6,923,000 units representing 6,923,000 common shares and 18-month warrants to purchase 3,461,500 common shares at an exercise price of $0.70 per share. In connection with this financing, the Company issued 12-month brokers' warrants to purchase 761,650 common shares at an exercise price of $0.70 per share. On August 24, 1999, the Company also completed a financing for $4.2 million by the issuance of subordinated convertible debentures. The debentures, which mature on August 24, 2004, bear interest at 7.5% per annum and are convertible at the option of the holder at a conversion price of $0.70 per share. The debentures are also redeemable by the Company under certain circumstances and each principal amount of $1,000 entitles the holder to warrants exercisable for 200 common shares at a price of $1.50 per share for three years and $1.75 per share for the fourth and fifth years. The purpose of the issuance of the equity and convertible debt units, issued under the Company's shelf Registration Statement in the United States dated August 8, 1997, was to raise funds for the acquisition of BGL.

In anticipation of the BGL acquisition, the Company established a credit facility that was not used in the transaction. As consideration for setting up this facility, the Company issued three-year warrants to purchase 1,500,000 common shares (the "Credit Facility Warrants"). The Credit Facility Warrants were originally priced at $0.71 per share but, as per the credit facility agreement, they were re-priced in October to $0.425 per share. The Company filed a Registration Statement on Form S-3 on October 27, 1999, covering the Credit Facility Warrants and the brokers' warrants, which is not yet effective.

Bogoso Gold Limited

Production from the Bogoso mine amounted to 36,074 ounces for the last quarter of 1999, the first quarter of its operations under the Company. The realized gold price was $293 per ounce and, with total cash costs of $165 per ounce, Bogoso generated positive cash flow to the Company.

In the last quarter of 1999, BGL commenced additional drilling to increase the open-pit sulfide mineralized material at Bogoso and plans to prepare a bankable feasibility study on the sulfide mineralized material.

Guyanor Ressources S.A.

Total exploration expenditures for the year ended December 31, 1999, amounted to $3.0 million, offset by joint venture recoveries of $1.4 million, compared to 1998 expenditures of $4.7 million, offset by 1998 joint venture recoveries of $1.2 million. Guyanor recorded property write-downs of $2.6 million in 1999 with respect to the St-Elie property, as compared to $0.9 in write-downs in 1998 related to the relinquishment of the Dieu Merci project.

On June 12, 1998, the Company acquired an additional 2,380,000 Class B common shares of Guyanor at a price of FF9.53 or Cdn$2.314 for total consideration of FF22.7 million or Cdn$5.6 million (satisfied by reducing the receivable for the equivalent amount of funds advanced to Guyanor by the Company. This transaction resulted in an increase in the Company's interest in Guyanor from 69.3% to 71%.

A preliminary budget prepared by Guyanor estimates total spending for 2000 of approximately $1.8 million with recoveries from joint venture partners of approximately $1.2 million for net expenditures of $0.6 million. As at December 31, 1999, Guyanor had a cash deficiency of $0.1 million. Net expenditures are expected to be funded by collection of receivables from joint venture partners for work conducted in 1999 and from working capital loans provided by Golden Star.

Guyana

Total 1999 spending on the Company's projects in Guyana amounted to $0.4 million compared to 1998 net spending of $0.9 million. The company wrote-off deferred project expenditures of $2.5 million in 1999 following management's decision to release prospecting licenses and property agreements on the various properties. This compares with $6.4 million of property abandonment charges in 1998. The Company plans to close the Guyana office in 2000 and has only budgeted approximately $0.2 million for administration expenses and limited exploration in Guyana during 2000.

Suriname

Activities in Suriname during 1999 focused principally on the Gross Rosebel gold project held in joint venture with Cambior. Total Gross Rosebel spending in 1999 amounted to $0.7 million offset by joint venture recoveries of $0.4 million, as compared to 1998 spending of $2.0 million, which was offset by joint venture recoveries of $1.0 million. The reduction is the result of putting all properties in Suriname, including the Gross Rosebel project on care and maintenance pending improved gold prices, the resolution of various technical matters and Cambior's future development plans. After no property write-downs in 1998, the Company recorded $10.0 million in property write-downs in 1999, following the termination of the South Benzdorp joint venture and management's decision to allocate budgeted funds in Suriname only to Gross Rosebel.

In August 1999, the Company announced the results of its scoping study for a smaller, less capital intensive development plan at Gross Rosebel. These results supported the Company's belief that the project could be profitably developed in a low gold price environment by applying a low cost heap leach processing approach. Budgeted 2000 exploration and acquisition expenditures for Gross Rosebel are $0.53 million, with budgeted joint venture recoveries of $0.26 million. Expenditures at the Gross Rosebel project are shared equally between the Company and Cambior.

At such time as the decision is made to proceed with the development of Gross Rosebel, the Company will evaluate various funding alternatives including the issuance of debt or equity securities or the sale of other assets to fund its share of the development costs.

Brazil

During 1999, the Company spent approximately $0.5 million on exploration compared with $1.1 million in 1998. The Company recorded write-downs totaling $3.3 million in 1999 for all its remaining Brazilian properties, following property write-downs of $9.1 million in 1998. The write-downs were a result of poor exploration results and management's decision to reduce exploration expenditures.

Pan African Resources Corporation

Prior to the acquisition of BGL, all the Company's exploration activities in Africa were conducted through Pan African Resources Corporation ("PARC") which became a wholly-owned subsidiary of the Company in April 1998. The Company spent $0.3 million on PARC exploration properties in 1999, compared with $3.1 million in 1998. During 1999, the Company recorded property write-downs of $5.5 million as compared to $0.01 million in 1998.

Year 2000 Compliance

The Company recognized the importance of ensuring that its business operations were not disrupted as a result of Year 2000 problems. The Company addressed the issues based on its prepared plan and completed its plan prior to December 31, 1999. The Company experienced limited and isolated internal effects from the Year 2000 date change and these were easily resolved. The Company has also experienced no effects from third-party suppliers, financial institutions, vendors, joint venture partners and OGML.

Effects of the European Monetary Union Currency

Effective January 1, 1999, eleven of the fifteen member countries of the European Monetary Union ("EMU") adopted a single European currency, the "Euro", as their common legal currency. During the years 1999 through 2001, business conducted within the EMU will be conducted in both the existing national currency and the Euro. As a result, companies operating in EMU member states will need to ensure that their financial systems are capable of processing transactions and properly handle these currencies, including the Euro. The operations of the Company's 71% owned subsidiary Guyanor Ressources S.A. are affected by this change. The Company has not had and does not expect a material impact on its results of operations from foreign currency gains or losses as a result of the transition to the Euro.

Other Matters

The Company conducts all of its operations, exploration and development of mineral properties in countries other than Canada and the United States directly and through joint ventures. To date, the majority of the Company's funding had come from equity financing transactions completed in Canada and in Canadian currency. The Company currently maintains all or the majority of its working capital in U.S. dollars or U.S. dollar denominated securities and its practice has been to converts funds to foreign currencies as payment obligations come due. Accordingly, the Company is subject to fluctuations in the rates of currency exchange between the U.S. dollar and other currencies, and such fluctuations may materially affect the Company's financial position and results of operations. The Company currently has future obligations payable and receivables collectible in Cedis and French francs. The Company's share of BGL gold sales (net of operating expenses and capital expenditures) will, however, be in U.S. dollars. The Company currently does not actively hedge against such currency risks.

The Company believes that its current activities are in material compliance with applicable laws and regulations designed to protect the environment. The Company periodically engages specialists to evaluate potential environmental issues for specific projects. The results of these evaluations are utilized in the property evaluation process, where applicable. The Company also evaluates the need for reclamation reserves in light of current laws and regulations and will make provisions for such reserves as they become necessary based on the Company's activities in South America. In accordance with the acquisition agreement for BGL, the Company has $6.0 million restricted for the final environmental rehabilitation of the Bogoso mine site. These funds are classified as restricted cash on the December 31, 1999 balance sheet.

Management

The Company has seen significant management changes since October 1998, when David Fennell resigned as President and Chief Executive Officer. James E. Askew was appointed President and Chief Executive Officer in March 1999 and, after his work to re-focus the Company and to acquire the operating Bogoso mine, he resigned in October 1999 to take a position in his native Australia. Mr. Askew continues as a member of the board of directors. On November 1, 1999, Peter J. Bradford was appointed President and Chief Executive Officer. Mr. Bradford was instrumental in bringing the BGL opportunity to the Company's attention and, after many years of development and operating gold mining experience (including seven years in Ghana), he brings appropriate skills to this phase of the Company's development. In addition to Mr. Askew, the Company's Chief Financial Officer, Vice President, Corporate Development, and Controller also resigned during 1999 and early 2000. These latter resignations mostly resulted from the reorganization and re-focusing of the Company, combined with the objectives of cost reduction to accommodate the continuing low gold price environment. The board of directors was also reduced in size during 1999 to a level of five directors, all of whom are currently independent of management.

Outlook

In prior years the Company has had to rely primarily on the capital markets to fund its acquisitions, operations and exploration activities. With the acquisition of BGL and its operating gold mine, effective September 30, 1999, the Company now has a source of positive cash flow from mining operations through at least the end of 2000. The current market for gold shares continues to be weak and equity capital is difficult to obtain; but, as the Company demonstrated in 1999 through its capital raising activities (from the issuance of shares and convertible debentures), it is somewhat easier to raise funds to acquire producing mining assets compared with the challenge of raising capital primarily for exploration. The Company is projected to generate sufficient cash flow in 2000 to cover its exploration obligations and general and administrative expenses, however additional capital would be required for any acquisitions.
The Company will continue to explore various possibilities for raising capital, which might include, among other things, the establishment of additional joint ventures, the sale of property interests, debt financing and the issuance of new equity.

Whether and to what extent alternative financing options are completed by the Company or its subsidiaries will depend on a number of factors including, among others, the successful acquisition of additional properties or projects, the price of gold and management's assessment of the capital markets. The low gold price adversely affects our ability to obtain financing and therefore our ability to acquire additional properties and to explore and develop our current portfolio of properties. We cannot assure you that additional funding will be available in 2000.

We may, in the future, be unable to continue our exploration and development programs and fulfill our obligations under our agreements with our partners or under our permits and licenses. Although we have been successful in the past in obtaining financing though partnership arrangements and sale of equity securities, we cannot assure you that we will be able to obtain adequate financing on acceptable terms. If we are unable to obtain such additional financing, we may need to delay, or indefinitely postpone, further exploration and development of our properties. As a result we may lose our interest in some of our projects and may be obliged to sell some of our properties.

As at December 31, 1999, the Company held consolidated cash and short-term investments of $2.9 million. Management has budgeted consolidated total revenue of approximately $32 - 34 million and total operating and general and administrative expenditures of approximately $30 million for 2000. Consolidated net exploration and development expenditures, after recoveries from joint venture partners and other working capital changes are budgeted at approximately $2.8 million.

The Company has budgeted production from the Bogoso mine of 114,000 ounces during 2000. Free cash flow, after all operating expenses, overheads, financing costs, exploration and development, net environmental rehabilitation costs and deferred purchase price repayments to the consortium of banks, is forecast to be between $1 - 2 million for 2000. The Company's planned exploration and development spending during 2000 is primarily for the feasibility study on the Bogoso sulfide project, the acquisition of additional properties with oxide mineralized material close to Bogoso, pre-feasibility work at the Yaou and Dorlin projects, exploration work at Paul Isnard in French Guiana, and continued engineering work at Gross Rosebel in Suriname. No field work is planned for Gross Rosebel other than property care and maintenance, however expenditures have been budgeted for additional work on engineering and metallurgical studies on the investigation of heap leaching alternatives and ongoing holding costs of the project.

The Company will not receive cash flow from OGML in 2000 through redemptions of Class I preferred shares, as any redemptions will be utilized to reduce the debt owed to OGML. The amount of redemptions, if any, is dependent on the net cash flow of OGML. In 1999, the Company booked $0.7 million from the redemption of Class I preferred shares.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

The Company's exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on the Company's investment portfolio, changes in foreign currency exchanges rates and commodity price fluctuations. The Company also has various agreements that are classified as derivative financial instruments. (See also "Risk Factors" in Part I of this Form 10-K.)

Interest Rate Risk

The Company invests its cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers, and limits the amount of exposure to any one issuer. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. For example, if interest rates were to change 1%, the Company's revenue could increase or decrease by approximately $0.1 million for year. The Company may in the future actively manage its exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

The price of gold is denominated in U.S. dollars and the majority of the Company's revenues and expenses are denominated in U.S. dollars. As a result of the limited exposure, management considers that the Company is not exposed to a material risk as a result of any changes in foreign currency exchange rate changes, so the Company does not utilize market risk sensitive instruments to manage its exposure.

Commodity Price Risk

The Company is engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold bullion is the Company's primary product and, as a result, changes in the price of gold could significantly affect the Company's results of operations and cash flows. According to current estimates, a $25 change in the price of gold could result in a $1.0 million effect on the results of operations and cash flows. The Company currently does not have a program for hedging, or in otherwise managing its exposure to commodity price risk. The Company may in the future manage its exposure through hedging programs.

Derivative Financial Instruments

The Company entered into various agreements in relation to the acquisition of BGL that are classified as derivative financial instruments. The Company and Anvil will be required to make additional future payments to the consortium of banks, depending on the then-current price of gold and the potential acquisition of ore in Ghana outside the region of BGL's mining interests. The gold price related payments are due as to 50% one year after closing and 50% at the earlier of production of gold ceasing or the second anniversary after closing. The Company is obligated to escrow the estimated payments six months and 18 months after closing, respectively. These payments are equal to the product (in U.S. dollars) of 183,333 and the amount, if any, that the average daily gold price (in U.S. dollars in the London Bullion Market Association p.m. gold fix) over the period from closing to the payment dates exceeds $255 per ounce. Such payments are capped at $10.0 million in total. The Company has accrued $6.4 million, based on its estimate that, if the gold price averages $290 per ounce for the remainder of the Bogoso mine life, Golden Star and Anvil would have to pay the consortium of banks this amount as a purchase price adjustment. The payment made on the first anniversary of the acquisition will be non-refundable and credited against any payment due on the second anniversary. The Company is depleting this amount over production from proven and probable reserves. The actual amount of the additional purchase price cannot be determined as it could be significantly impacted by changes in the price of gold. The Company is also required to make production related payments to the provider of the credit facility arranged for, but not used, to effect the acquisition of BGL. The Company is required to pay $0.3 million for every 12-month period that BGL produces over 75,000 ounces of gold. Based on proven and probable reserves, the Company has accrued $0.5 million (for two years' production) and is depleting this amount over production from proven and probable reserves. This payment extends over six years and is capped at $1.3 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

                  Index to Consolidated Financial Statements
                of Golden Star Resources Ltd. and Subsidiaries

Management's Responsibility for Financial Information............................   61

Auditors' Report.................................................................   62

Consolidated Balance Sheets as of December 31, 1999 and 1998.....................   63

Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997............................................   64

Consolidated Statement of Changes in Shareholders' Equity for the years ended
     December 31, 1999, 1998 and 1997............................................   65

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997............................................   66

Notes to the Consolidated Financial Statements...................................   67-87

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL INFORMATION

To the Shareholders of Golden Star Resources Ltd.

The consolidated financial statements and all information in the Annual Report are the responsibility of the Board of Directors and management. The consolidated financial statements have been prepared by management based on information available to March 1, 2000, and are in accordance with accounting principles generally accepted in Canada.

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

The Audit and Corporate Governance Committee of the Board of Directors is comprised of three outside directors, and meets regularly with management and the independent auditors to ensure that management is maintaining adequate internal controls and systems and to approve the annual and quarterly consolidated financial statements of the Company. The committee also reviews the audit plan of the independent auditors and discusses the results of their audit and their report prior to submitting the consolidated financial statements to the Board of Directors for approval.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, Chartered Accountants, who were appointed by the shareholders. The auditors' report outlines the scope of their examination and their opinion on the consolidated financial statements.


     /s/ Peter J. Bradford                           /s/ Allan J. Marter
---------------------------------            ----------------------------------
Peter J. Bradford                            Allan J. Marter
President and                                Vice President and
Chief Executive Officer                      Chief Financial Officer


March 24, 2000

                               AUDITORS' REPORT

To the Shareholders of
Golden Star Resources Ltd.:

We have audited the consolidated balance sheets of Golden Star Resources Ltd. as of December 31, 1999 and 1998 and the consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in accordance with accounting principles generally accepted in Canada.



/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Calgary, Canada

March 24, 2000

                          GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEET
      (Stated in thousands of United States Dollars except share amounts)
--------------------------------------------------------------------------------

ASSETS                                                                                                  As of December 31,
                                                                                                          1999       1998
                                                                                                          ----       ----
CURRENT ASSETS
       Cash and short-term investments                                                                 $   2,905   $  7,350
       Accounts receivable                                                                                 1,976        511
       Inventories                                                                                         8,905        181
       Other assets                                                                                          171        174
                                                                                                       ---------   --------
               Total Current Assets                                                                       13,957      8,216

RESTRICTED CASH (Note 17)                                                                                  6,000          -
NOTES RECEIVABLE (Note 7)                                                                                  3,784          -
ACQUISITION, DEFERRED EXPLORATION
  AND DEVELOPMENT COSTS (Note 10)                                                                         37,922     58,203
INVESTMENT IN OMAI GOLD MINES LIMITED (Note 11)                                                            1,023      1,337
MINING PROPERTIES (Net of accumulated depreciation of $2,777 and $0, respectively) (Note 9)               10,413          -
FIXED ASSETS (Net of accumulated depreciation of $2,587 and $2,166, respectively)                          1,175        685
OTHER ASSETS                                                                                                  78        156
                                                                                                       ---------   --------
                        Total Assets                                                                   $  74,352   $ 68,597
                                                                                                       =========   ========

LIABILITIES

CURRENT LIABILITIES
       Accounts payable and accrued liabilities                                                        $   4,414   $    921
       Accrued wages and payroll taxes                                                                       315        779
       Current portion of amount payable to financial institutions (Note 9)                                3,208          -
                                                                                                       ---------   --------
               Total Current Liabilities                                                                   7,937      1,700

LONG-TERM DEBT (Note 11c)                                                                                  2,254      2,948
AMOUNT PAYABLE TO FINANCIAL INSTITUTIONS (Note 9)                                                          3,708          -
CONVERTIBLE DEBENTURES (Note 8)                                                                            3,184          -
ENVIRONMENTAL REHABILITATION LIABILITY (Note 17)                                                           6,721          -
OTHER LIABILITIES                                                                                             24         56
                                                                                                       ---------   --------
               Total Liabilities                                                                          23,828      4,704
                                                                                                       ---------   --------

MINORITY INTEREST                                                                                         10,023      5,422

COMMITMENTS AND CONTINGENCIES (Note 17)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 12)
     Common shares, without par value, unlimited shares authorized.  Shares issued and
       outstanding in 1999 of 36,943,731 and in 1998 of 30,292,249.                                      160,502    159,163
     Equity component of convertible debentures (Note 8)                                                   1,045          -
     Stock option loans                                                                                        -     (4,012)

DEFICIT                                                                                                 (121,046)   (96,680)
                                                                                                       ---------   --------
               Total Shareholders' Equity                                                                 40,501     58,471
                                                                                                       ---------   --------
                        Total Liabilities and Shareholders' Equity                                     $  74,352   $ 68,597
                                                                                                       =========   ========

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board:

By: /s/ Robert R. Stone                              By: /s/ David K. Fagin
    ------------------------                             --------------------
           Director                                         Director

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)
    -----------------------------------------------------------------------

                                                                           For the Years Ended December 31,
                                                                             1999         1998        1997
                                                                             ----         ----        ----
REVENUE
     Gold sales                                                             $ 10,581   $       -    $    443
     Interest and other                                                          673         635       1,255
                                                                            --------    --------    --------
                                                                              11,254         635       1,698
                                                                            --------    --------    --------
COSTS AND EXPENSES
     Mining Operations                                                         5,966           -         987
     Depreciation and depletion                                                2,971         230         772
     Exploration expense                                                         468         443         779
     General and administrative                                                3,734       7,712       8,936
     Write-downs and abandonment of mineral properties                        23,933      16,600      22,437
     Gain on disposal of assets                                                 (139)          -        (302)
     Interest expense                                                            203          36          22
     Foreign exchange loss (gain)                                               (508)         26          92
     Loss on impairment of inventories and fixed assets                            -           -       1,522
                                                                            --------    --------    --------
                                                                              36,628      25,047      35,245
                                                                            --------    --------    --------

LOSS BEFORE THE UNDERNOTED                                                   (25,374)    (24,412)    (33,547)

Omai preferred share redemption premium                                          379         950       1,388
                                                                            --------    --------    --------
Loss before minority interest                                                (24,995)    (23,462)    (32,159)
Minority interest                                                                629       1,214       5,575
                                                                            --------    --------    --------

NET LOSS                                                                    $(24,366)   $(22,248)   $(26,584)
                                                                            ========    ========    ========

BASIC AND DILUTED NET LOSS PER SHARE                                        $  (0.76)   $  (0.74)   $  (0.92)
                                                                            ========    ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING (in millions of shares)                     32.4        30.2        28.8
                                                                            ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                          GOLDEN STAR RESOURCES LTD.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      (Stated in thousands of United States Dollars except share amounts)
     ----------------------------------------------------------------------

                                                                                          Equity
                                      Common                                             Component
                                      Stock                                 Stock           of
                                     Number of     Share                    Option      Convertible
                                                                            ------
                                      Shares      Capital    Warrants       Loans        Debentures   Deficit
                                      ------      -------    --------       -----        ----------   -------
Balance at December 31, 1996         25,941,103   $129,954   $    -        $(4,012)       $     -   $ (47,848)

Shares Issued                         3,085,296     22,840        -              -              -           -
Shares Issued Under Options              97,833        235        -              -              -           -
Shares Issued Under Warrants            673,200      5,429        -              -              -           -
Issue Costs                                   -       (457)       -              -              -           -
Net Loss                                      -          -        -              -              -     (26,584)
                                     ----------   --------   ------        -------        -------   ---------

Balance at December 31, 1997         29,797,432    158,001        -         (4,012)             -     (74,432)

Shares Issued                           421,357        987        -              -              -           -
Shares Issued Under Options              73,460        175        -              -              -           -
Net Loss                                      -          -        -              -              -     (22,248)
                                     ----------   --------   ------        -------        -------   ---------

Balance at December 31, 1998         30,292,249    159,163        -         (4,012)             -    ( 96,680)

Shares Issued                         6,947,994      3,484        -              -              -           -
Shares Canceled                        (679,012)    (3,312)       -              -              -           -
Shares Issued Under Options              17,500         12        -              -              -           -
Shares Issued Under Warrants            365,000        255        -              -              -           -
Issue Costs                                   -       (441)       -              -              -           -
Warrants Issued                               -          -    1,341              -              -           -
Stock Option Loan                                                                               -
 Repayment/Cancellation                       -          -        -          4,012                          -
Equity Component of Convertible
 Debentures                                   -          -        -                         1,045           -
Net Loss                                      -          -        -              -              -     (24,366)
                                     ----------   --------   ------        -------        -------   ---------

Balance at December 31, 1999         36,943,731   $159,161   $1,341        $     -        $ 1,045   $(121,046)
                                     ==========   ========   ======        =======        =======   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Stated in thousands of United States Dollars)
     ----------------------------------------------------------------------

                                                                         For the Years Ended December 31,
Operating Activities:                                                      1999        1998        1997
                                                                           ----        ----        ----
Net Loss                                                                 $(24,366)   $(22,248)   $(26,584)

Reconciliation of net loss to net cash used in operating activities:
Depreciation, depletion and amortization                                    2,971         230         772
Accretion of convertible dentures                                              74           -           -
Premium on Omai preferred share redemption                                   (379)       (950)     (1,388)
Gain on disposal of assets                                                   (139)          -        (302)
Write down and abandonment of mineral properties                           23,933      16,600      22,437
Write-down of equipment                                                         -           -       1,522
Minority interest                                                            (629)     (1,214)     (5,575)
Changes in non-cash operating working capital
      Accounts receivable                                                     (12)      1,727       2,878
      Inventories                                                            (340)        175         671
      Accounts payable                                                     (1,335)     (2,025)     (3,170)
      Other current assets                                                    125         (14)        137
                                                                         --------    --------    --------
Total changes in non-cash operating working capital                        (1,562)       (137)        516
                                                                         --------    --------    --------
           Net Cash Used in Operating Activities                              (97)     (7,719)     (8,602)
                                                                         --------    --------    --------

Investing Activities:
Expenditures on mineral properties, net of joint venture
 recoveries                                                                (3,597)     (7,443)    (22,506)
Expenditures on mining property                                              (303)          -           -
Equipment purchases                                                          (920)        (50)       (353)
Omai Preferred Share Redemption                                               694       1,738       2,541
Proceeds from sale of equipment                                               245          47         486
Environment rehabilitation bonding                                         (6,000)          -           -
Payments for acquisition, net of cash acquired                             (1,525)          -           -
Other                                                                          75          (8)          2
                                                                         --------    --------    --------
           Net Cash Used in Investing Activities                          (11,331)     (5,716)    (19,830)
                                                                         --------    --------    --------

Financing Activities:
Restricted cash                                                                 -         250       1,765
Repayment of stock option loan                                                637           -           -
Change in other liabilities                                                  (310)        (52)         22
Offering costs of subsidiary stock issues                                       -           -         (25)
Issuance of convertible debentures                                          4,155           -           -
Issuance of long-term debt                                                      -       3,169           -
Repayment of long-term debt                                                  (694)       (220)          -
Decrease in deferred financing costs                                            -           -         263
Issuance of share capital, net of issue costs                               3,195         239      28,143
                                                                         --------    --------    --------
           Net Cash Provided by Financing Activities                        6,983       3,386      30,168
                                                                         --------    --------    --------

Increase (Decrease) in cash and short-term investments                     (4,445)    (10,049)      1,736
Cash and short-term investments, beginning of year                          7,350      17,399      15,663
                                                                         --------    --------    --------
Cash and short-term investments, end of year                             $  2,905    $  7,350    $ 17,399
                                                                         ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(All tabular amounts in thousands of United States Dollars)

1.   Formation of the Company
-----------------------------

In May of 1992, the shareholders of Golden Star Resources Ltd. ("Golden Star" or the "Company") and South American Goldfields Inc. ("South American"), respectively agreed to a business combination of the two companies. Neither company was under common control prior to the amalgamation. This combination was considered to be an amalgamation under the Canada Business Corporations Act and was effective May 15, 1992. The amalgamation was treated as a purchase by the Company for accounting purposes. Concurrent with the amalgamation, the common shares of the Company were consolidated on a one-for-two basis. The Company's fiscal year-end is December 31, and commencing on May 15, 1992, the Company changed its reporting currency to the U.S. dollar. However, if the Company were to declare a dividend to its shareholders, it would be paid in Canadian dollars.

2.   Description of Business
----------------------------

The Company is engaged in the business of gold production in West Africa, and the acquisition, exploration and development of precious metals deposits in both South America and Africa and holds a 30% equity interest in the producing Omai mine in Guyana.

Efforts in Africa are focused on the producing Bogoso Mine in Ghana and are conducted through the Company's 70% owned subsidiary, Bogoso Gold Limited. Other efforts are conducted on property interests in Kenya and Ivory Coast through the Company's wholly owned subsidiary, Pan African Resources Corporation.

Efforts in South America are focused on property interests in Guyana, Suriname, French Guiana (through its 71%-owned subsidiary Guyanor Ressources S.A.), and Brazil (through its wholly-owned Southern Star Resources Ltd.). The Company is also actively pursuing new projects in these countries in addition to other South American countries.

All of the Company's projects are conducted through agreements with third parties, national governments and/or pursuant to permits and licenses granted by other appropriate authorities. When deemed appropriate, certain projects are pursued on a joint venture basis to share the associated risk and to assist in project funding.

3.   Summary of Significant Accounting Policies
-----------------------------------------------

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. The following policies have been adopted by the Company.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its more than 50%-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation. The consolidated group includes the following as of December 31, (all entities are 100%-owned by the Company, unless otherwise noted):

1999:                                         1998:
-----                                         -----
     Golden Star Holdings Ltd.                     Golden Star Holdings Ltd.
     Venezuela Investments Ltd.                    Venezuela Investments Ltd.
     Golden Star Management Ltd.                   Golden Star Management Ltd.
     Pan African Resources Corporation             Pan African Resources Corporation
     Southern Star Resources Ltd.                  Southern Star Resources Ltd.
     Guyanor Resources S.A. (71%)                  Guyanor Resources S.A. (71%)
        Societe de Travaux Publics                    Societe de Travaux Publics
        et de Mines Auriferes en                      et de Mines Auriferes en
        Guyane ("SOTRAPMAG")                          Guyane ("SOTRAPMAG")
        Societe des Mines de St-Elie ("SMSE")         Societe des Mines de St-Elie ("SMSE")
     Caystar Holdings                              Caystar Holdings
        Bogoso Holdings
          Bogoso Gold Limited ("BGL") (70%)

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

Inventories

Ore, in-process and finished inventory are recorded at the lower of cost or market, including direct production costs and attributable operating expenses. Materials and supplies are valued at the lower of average cost or replacement cost.

Restricted Cash

In certain countries where the Company conducts business, governments may require performance bonds to be placed for certain amounts of the agreed-upon exploration expenditures. The cash collateral for these bonds is shown as a non-current asset as the funds are not available for use in operations until the bond amounts are reduced or released by the governments. In relation to the Bogoso Mine in Ghana, funds are restricted in accordance with the BGL acquisition agreement for the final environmental rehabilitation of the mine site.

Acquisition, Deferred Exploration and Development Costs

Acquisition, administration, exploration and development costs of mineral properties are capitalized.

Management periodically reviews the carrying value of its investments in acquisition, deferred exploration and development costs. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral inventory, anticipated future mineral prices, the anticipated future costs of exploring, developing and operating a producing mine, the expiration term and ongoing expenses of maintaining leased mineral properties and the general likelihood that the Company will continue exploration. The Company does not set a pre-determined holding period for properties with unproven reserves; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted and their carrying values are appropriate.

If a mineral property is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value.

The accumulated costs of mineral properties are depleted on a units-of-production basis at such time as production commences.

Mining Property Impairments

The Company evaluates its mining properties for impairment when events or circumstances indicate that the related carrying value may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, an impairment is considered to exist.

Investment in Omai Gold Mines Limited

The common share investment in Omai Gold Mines Limited ("OGML") is accounted for using the equity method. As of December 31, 1999, the Company's share of cumulative losses of OGML had exceeded the cost of the original investment in common shares.

In addition, the Company holds Class I redeemable preferred shares of OGML which were recorded at the cost of the mineral interest exchanged. The preferred shares are required to be redeemed quarterly based upon a percentage of cash flows from the Omai Mine (Note 11), which proceeds are applied to the Investment in Omai Gold Mines Limited balance based upon the relationship that the Company's original investment in deferred exploration costs ($5 million) bore to the original value of the redeemable preferred shares ($11 million). The remainder of the preferred share proceeds is recognized as "Omai preferred share redemption premium" in the consolidated statement of operations.

Fixed Assets

Fixed assets are stated at cost and include buildings, machinery, equipment and vehicles. Depreciation is computed using the straight-line method or the units-of-production method if assets cannot be economically transferred to another project or sold. Major overhauls of mining equipment that extend the life of such equipment are capitalized and depreciated on a units-of-production basis. The net book value of fixed assets at property locations is charged against income if the site is abandoned and it is determined that the assets cannot be economically transferred to another project or sold.

Environmental Rehabilitation

Costs are estimated based primarily upon environmental and regulatory requirements to fund the ongoing and final reclamation and closing costs relating to the Bogoso mine site.

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

Canadian currency in these financial statements is denoted as "Cdn$", French currency is denoted as "FF", Ghanaian currency is denoted as "Cedi" or "Cedis" and Australian currency is denoted as "Aus$".

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Common share equivalents are not included as the effect would be anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash investments and trade accounts receivable. The Company restricts investment of temporary cash balances to financial institutions with high credit standing. The Company strives to minimize its credit risk through diversification of its holdings with financial institutions. All gold sales are under one customer contract.

Revenue Recognition

Sales are recorded when the gold is shipped from the mine site to the refinery.

4.   Supplemental Cash Flow Information
---------------------------------------

The following is a summary of non-cash transactions:

                                                                           1999                 1998                 1997
                                                                           ----                 ----                 ----
Depreciation capitalized as acquisition, deferred
 exploration and development costs                                        $   193                $ 367               $ 342
Note receivable from minority interest holder for
 acquisition costs (Note 7)                                                (3,784)                   -                   -
Additional non-cash purchase price allocation (Note 9)                     (8,258)                   -                   -
Increase in amount payable to financial institutions (Note  9)              6,917                    -                   -
Issuance of warrants for credit facility (Note 9)                           1,341                    -                   -
Cancellation of stock option loans (Note 12)                               (3,312)                   -                   -
Cancellation of stock option loan related shares (Note 12)                  3,312                    -                   -

5.   Fair Value of Financial Instruments
----------------------------------------

The Company's financial instruments are comprised of short-term investments, accounts receivable, restricted cash, the investment in OGML, accounts payable, accrued liabilities, accrued wages, payroll taxes and long-term debt. The fair value of cash and short-term investments, accounts receivable, accounts payable, accrued liabilities and accrued wages and payroll taxes equals their carrying value due to the short-term nature of these items. The fair value of restricted cash is equal to the carrying value as the cash is invested in short-term, high-quality instruments. The fair value of the Company's investment in OGML cannot be determined with sufficient reliability, and information concerning the terms and conditions of this investment is contained in Note 11(b).

6.   Inventories
----------------

                                            December 31,  December 31,
                                                1999          1998
                                                ----          ----

          Broken Ore                           $2,862        $    -
          In-process                              836             -
          Materials and Supplies                5,207           181
                                               ------         -----
                                               $8,905         $ 181
                                               ======         =====

7.   Notes Receivable
---------------------

By agreement between the Company and Anvil Mining NL ("Anvil"), the Company funded the entire acquisition cost of BGL at September 30, 1999. (See Note 9.) The Company received two promissory notes totaling $2.3 million from Anvil for their share of the purchase price and the related transaction costs. This receivable is non-recourse and bears interest at 15% per annum, compounded monthly. In addition, Anvil is liable for its share of the additional purchase price payments (as discussed in Note 9) estimated to be $1.5 million, which brings the total notes receivable from Anvil to $3.8 million. The Company is entitled to preferential repayment of its investment in BGL from the BGL cash flow until it has recouped its purchase costs and related transaction expenses, including the repayment of the Anvil notes.

8.   Convertible Debentures
---------------------------

                                             Liability           Equity
                                             Component          Component
                                             ---------          ---------
Upon issuance, August 1999                      $3,110             $1,045
Accretion                                           74                  -
                                             ---------          ---------

December 31, 1999                               $3,184             $1,045
                                             =========          =========

On August 24, 1999, the Company issued the principal amount of $4,155,000 in subordinated convertible debentures to raise financing for the acquisition of BGL (See also Note 9). The debentures mature on August 24, 2004 and bear interest at the rate of 7.5% per annum from the date of issue, payable semi-annually on February 15 and August 15, to the debenture-holders as of February 1 and August 1, respectively, commencing on February 15, 2000.

The debentures are convertible at the option of the holder into common shares of the Company at a conversion price of $0.70 per share, subject to adjustment upon the occurrence of certain events, such as but not limited to the payment of dividends in the Company's share capital. Any portion of the debenture that is a multiple of $1,000 may be converted into common shares at any time prior to the maturity date of August 24, 2004, unless previously redeemed. The holder's right of conversion will terminate on the date of redemption, if the Company has chosen to redeem the debentures. Each $1,000 principal amount of debentures also entitles the holder to warrants exercisable for 200 common shares of the Company at a price of $1.50 per share until August 24, 2001, and $1.75 per share for the remaining two years until August 24, 2003.

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

The following schedule shows the obligations of the Company for the next five years in relation to interest and principal payments on the convertible debentures.

          Year                            Obligation
          ----                            ----------
          2000                              $  312
          2001                                 312
          2002                                 312
          2003                                 312
          2004                               4,467
                                            ------
         Total                              $5,715
                                            ======

9.   Acquisition of BGL
-----------------------

On September 30, 1999, the Company and Anvil Mining NL, an Australian company ("Anvil"), acquired 70% and 20%, respectively, of the common shares of Bogoso Gold Limited, a Ghanaian company ("BGL"). The

Government of Ghana retained its remaining 10% equity interest in BGL. BGL is the owner of an operating gold mine in the Republic of Ghana, which the Company and Anvil intend to continue to operate.

The acquisition was completed pursuant to a purchase agreement among the Company, Anvil and a consortium of banks. The initial purchase price for BGL was $6.5 million, which was funded using working capital and proceeds from the Company's August 24, 1999 offering of its subordinated convertible debentures, common shares and warrants (See also Note 8).

The Company and Anvil will be required to make additional future payments to the consortium of banks, depending on the then current price of gold and the potential acquisition of ore in Ghana outside of the region of BGL's mining interests. These additional payments are capped at $10 million in total. The gold price related payments are due as to 50% one year after closing and 50% at the earlier of production of gold ceasing or the second anniversary after closing. The Company is obligated to escrow the estimated payments six months and 18 months after closing, respectively. These payments are equal to the product (in U.S. dollars) of 183,333 and the amount, if any, that the average daily gold price (in U.S. dollars in the London Bullion Market Association p.m. gold fix) over the period from closing to the payment dates exceeds $255 per ounce. The Company has accrued $6.4 million in additional purchase price in the fourth quarter, based on its estimate that the gold price will average $290 per ounce for the remainder of the Bogoso mine life. The payment made on the first anniversary of the acquisition will be non-refundable and will be credited against any payment due on the second anniversary. The Company is depleting this amount on a units-of-production basis over production from proven and probable reserves.

The resource acquisition linked payment will be triggered if minable reserves equivalent to 50,000 ounces of gold are acquired elsewhere in Ghana for processing at the Bogoso mill. In this case, Golden Star and Anvil will make an additional payment to the consortium of banks on the second anniversary of closing of $2.0 million, irrespective of the gold price, but subject to the $10 million cap.

On June 9, 1999, the Company issued two warrants to a financial institution to purchase 1,500,000 common shares of the Company, in connection with the credit facility that was arranged, but not used to effect, the purchase of BGL. These warrants were exercisable at a price of $0.7063 each and expire June 9, 2002.
In October 1999, the Company reduced the exercise price of these warrants from $0.7063 to $0.425. The fair value of the warrants of approximately $1.3 million is included in share capital, and is reflected as a purchase price adjustment in the fourth quarter. The credit facility was canceled on August 18, 1999.

The Company is also required to make production related payments to the provider of the credit facility arranged for, but not used to effect, the acquisition of BGL. The Company is required to pay $0.25 million for every 12- month period that BGL produces over 75,000 ounces of gold. Based on proven and probable reserves, the Company has accrued $0.5 million (for two years' production) and is depleting this amount over production from proven and probable reserves.
This payment is capped at $1.3 million and extends over six years.

The acquisition of BGL is accounted for under the purchase method of accounting for business combinations.

The following allocation of the purchase price reflects the estimated fair market values of all the assets and all the liabilities acquired as of September 30, 1999, adjusted for subsequent purchase price consideration.

     Cost of acquisition
     -------------------

     Purchase price                                      $14,758
     Transaction costs                                     2,250
                                                         -------
     Cost of acquisition                                 $17,008
                                                         =======

     Allocation of purchase price
     ----------------------------

     Cash                                                $ 6,923
     Accounts receivable                                   1,453
     Inventories                                           8,383
     Other current assets                                    122
     Mining property                                      13,189
     Accounts payable                                     (4,362)
     Environmental rehabilitation provision               (7,000)
     Minority interest                                    (1,701)
                                                         -------
     Total purchase price allocated                      $17,008
                                                         =======

The Company and Anvil will also be required to pay the sellers an additional $5.0 million on the first anniversary of commencement of sulphide production at BGL. Due to the uncertain nature of this contingent consideration, no liability has been recorded as part of the purchase price allocation. This payment, if made, will be amortized over the life of the sulphide reserves on a units-of-production basis.

The acquisition of BGL included the assignment of certain rights to Golden Star and Anvil of certain indebtedness of BGL to the sellers. The indebtedness to Anvil at the purchase date approximated $7.5 million and will be repaid at such time as Net Proceeds, as defined, from BGL production are available to fund the debt. Management estimates that, due to the provisions of the acquisition agreement that grant Golden Star first preference on cash flow from BGL until it has recovered its investment in BGL, including its related purchase costs, transaction expenses and repayment of the Anvil note receivable, that it is unlikely that any of the indebtedness will be repaid to Anvil. Accordingly, no liability was recorded upon purchase of BGL. As of December 31, 1999, management continues to believe that it is unlikely that any indebtedness will be repaid to Anvil.

The following is the pro-forma income and loss for the Company for the twelve months ended December 31, 1999, and 1998 (in summary form), showing the results of operations had the BGL acquisition been completed on January 1, 1999, and 1998, respectively. The pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transaction been consummated as of that time.

                                                (unaudited)             (unaudited)
                                             For the Year Ended     For the Year Ended
                                             December 31, 1999      December 31, 1998
                                             -----------------      -----------------
Revenue                                            $ 38,931             $ 36,294
Net operating profit before abandonment and
 impairment of deferred exploration                $  2,909             $ (8,903)
Abandonment and impairment of deferred
 exploration                                       $(23,933)            $(16,600)
Net loss                                           $(22,666)            $(26,215)
Net loss per share                                 $  (0.62)            $  (0.71)

10.     Acquisition, Deferred Exploration and Development Costs
---------------------------------------------------------------

                                   Acquisition,                                                          Acquisition,
                                   Deferred                                               Property       Deferred
                                   Exploration                                 Joint      Abandon-       Exploration
                                   and             Capitalized   Capitalized   Venture    ments /        and
                                   Development     Exploration   Acquisition   Recov-     Write-         Development
                                   Costs as at     Expenditures  Expenditures  eries      downs in       Costs as at
                                   12/31/98        in 1999       in 1999       in 1999    1999           12/31/99 (5)
                                   ===================================================================================
                                                                  In Thousands of Dollars
GUYANA (1)
 Eagle Mountain                    $   1,364       $       -     $        -    $      -   $        -     $    1,364
 Quartz Hill                           1,347               -              -           -       (1,347)             -
 Five Stars Gold                         819               9              -           -         (828)             -
 Other                                    57             376              -           -         (310)           123
                                   --------------------------------------------------------------------------------
Sub-total                              3,587             385              -           -       (2,485)         1,487
                                   --------------------------------------------------------------------------------

SURINAME (1)
 Benzdorp / Lawa                       3,352               -              -           -       (3,352)             -
 Gross Rosebel                        14,543             742              -        (372)           -         14,913
 Headley's Right of Exploration          313               1              -           -         (314)             -
 Thunder Mountain                        456               1              -           -         (457)             -
 Saramacca                             1,973               2              -          (6)      (1,969)             -
 Sara Kreek                              588               -              -           -         (588)             -
 Tempati Reconnaissance                  347               1              -           -         (348)             -
 Tapanahony Reconnaissance               234               -              -           -         (234)             -
 Kleine Saramacca                        107               -              -           -         (107)             -
 Lawa Antino                           2,109              36              -           -       (2,145)             -
 Ulemari Reconnaissance                  237               -              -           -         (237)             -
 Other                                   283             227              -           -         (298)           212
                                   --------------------------------------------------------------------------------
Sub-total                             24,542           1,010              -        (378)     (10,049)        15,125
                                   --------------------------------------------------------------------------------

FRENCH GUIANA  (2)
(Guyanor Ressources S.A.)
 Dorlin                                2,363             796              -        (551)           -          2,608
 St-Elie                               2,377             209              -           -       (2,586)             -
 Yaou                                  7,486             413              -        (266)           -          7,633
 Paul Isnard / Eau Blanche             4,650             796              -           -            -          5,446
 Paul Isnard Alluvials                 1,987               -              -           -            -          1,987
 Dachine                               1,481             764              -        (525)           -          1,720
 Other                                     -              51              -         (51)           -              -
                                   --------------------------------------------------------------------------------
Sub-total                             20,344           3,029              -      (1,393)      (2,586)        19,394
                                   --------------------------------------------------------------------------------

AFRICA
(Pan African
Resources Corporation (3))
 Ivory Coast / Tanda                   4,304             222              -           -       (2,845)         1,681
 Kenya / Ndori                         2,565              52              -           -       (2,617)             -

(Bogoso Gold Limited (4))
 Riyadh                                    -               5             70           -            -             75
 Bogoso Sulfide                            -             160              -           -            -            160
                                   --------------------------------------------------------------------------------
Sub-total                              6,869             439             70           -       (5,462)         1,916
                                   --------------------------------------------------------------------------------

LATIN AMERICA (1)
 Brazil / Abacaxis                     2,498             400              -           -       (2,898)             -
 Brazil / Other                          275              90              -           -         (365)             -
                                   --------------------------------------------------------------------------------
Sub-total                              2,773             490              -           -       (3,263)             -
                                   --------------------------------------------------------------------------------
OTHER                                     88               -              -           -          (88)             -
                                   --------------------------------------------------------------------------------
TOTAL                              $  58,203       $   5,353     $       70    $ (1,771)  $  (23,933)    $   37,922
                                   ================================================================================

(1)  A division of the Company.
(2)  Approximately 71% owned by the Company.
(3)  A wholly-owned subsidiary of the Company.
(4)  A 70% owned subsidiary of the Company.
(5) Our holdings include ownership interests, royalty interests, leases, options and joint venture interests in varying percentages.

                              Acquisition,                                                                          Acquisition,
                              Deferred                                                                Property      Deferred
                              Exploration                                                             Abandon-      Exploration
                              and               Capitalized       Capitalized      Joint              ments /       and
                              Development       Exploration       Acquisition      Venture            Write-        Development
                              Costs as at       Expenditures      Expenditures     Recoveries         downs in      Costs as at
                              12/31/97          in 1998           in 1998          in 1998            1998          12/31/98 (4)
                              ===================================================================================================
                                                                   In Thousands of Dollars
GUYANA (1)
 Eagle Mountain                    $ 1,136           $   228          $      -        $     -         $      -          $  1,364
 Quartz Hill                         1,347                 -                 -              -                -             1,347
 Mazaruni / Upper
   Mazaruni Diamond                     (4)                -                 -              -                4
 Five Stars Gold (Makapa)            3,684               501                 -              -           (3,366)              819
 Five Stars Diamond                  2,360               179                 -              -           (2,539)                -
 BHP Gold Projects                     333                70                 -            (65)            (338)                -
 Guyana Diamond Permits                109                 -                 -              -             (109)                -
 Other                                 101               (10)                -              -              (34)               57
                              ---------------------------------------------------------------------------------------------------
Sub-total                            9,066               968                 -            (65)          (6,382)            3,587
                              ---------------------------------------------------------------------------------------------------

SURINAME (1)
 Benzdorp / Lawa                     3,344                 8                 -              -                -             3,352
 Gross Rosebel                      13,892             1,275                 -           (624)               -            14,543
 Headley's Right of
     Exploration                       311                 2                 -              -                -               313
 Thunder Mountain                      453                 3                 -              -                -               456
 Saramacca                           1,862               374                 -           (263)               -             1,973
 Sara Kreek                            581                 7                 -              -                -               588
 Tempati Reconnaissance                344                19                 -            (16)               -               347
 Tapanahony Reconnaissance             251                 8                 -            (25)               -               234
 Kleine Saramacca                      107                 -                 -              -                -               107
 Lawa Antino                         2,096                69                 -            (56)               -             2,109
 Ulemari Reconnaissance                291               (54)                -              -                -               237
 Other                                 (17)              300                 -              -                -               283
                              ---------------------------------------------------------------------------------------------------
Sub-total                           23,515             2,011                 -           (984)               -            24,542
                              ---------------------------------------------------------------------------------------------------

FRENCH GUIANA  (2)
(Guyanor Ressources S.A.)
 Dorlin                              1,330             1,551                 -           (518)               -             2,363
 St-Elie                             1,973               672                 -           (268)               -             2,377
 Dieu-Merci                            382               644                 -           (109)            (917)                -
 Yaou                                7,130               533                 -           (177)               -             7,486
 Paul Isnard / Eau Blanche           3,629             1,139                 -           (118)               -             4,650
 Paul Isnard Alluvials               1,987                 -                 -              -                -             1,987
 Dachine                             1,234               247                 -              -                -             1,481
 Other                                  81               (81)                -              -                -                 -
                              ---------------------------------------------------------------------------------------------------
Sub-total                           17,746             4,705                 -         (1,190)            (917)           20,344
                              ---------------------------------------------------------------------------------------------------

AFRICA (3)
(Pan African
 Resources Corporation)
 Ivory Coast / Comoe                 2,092             2,212                 -              -                -             4,304
 Kenya / Ndori                       1,677               888                 -              -                -             2,565
 Burkina Faso                            8                 -                 -              -               (8)                -
                              ---------------------------------------------------------------------------------------------------
Sub-total                            3,777             3,100                 -              -               (8)            6,869
                              ---------------------------------------------------------------------------------------------------

LATIN AMERICA (1)
 Brazil / Andorinhas                 8,490               129               200              -           (8,819)                -
 Brazil / Abacaxis                   2,096               352                50              -                -             2,498
 Brazil / Other                        189               387                 -              -             (301)              275
 Bolivia / Other                       173                 -                 -              -             (173)                -
                              ---------------------------------------------------------------------------------------------------
Sub-total                           10,948               868               250              -           (9,293)            2,773
                              ---------------------------------------------------------------------------------------------------
OTHER                                  108               (20)                -              -                -                88
                              ---------------------------------------------------------------------------------------------------
TOTAL                              $65,160           $11,632          $    250        $(2,239)        $(16,600)         $ 58,203
                              ===================================================================================================

(1) A division of the Company.
(2) Approximately 71% owned by the Company.
(3) A wholly owned subsidiary of the Company.
(4) Our holdings include ownership interests, royalty interests, leases, options and joint venture interests in varying percentages.

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

11.   Investment in Omai Gold Mines Limited
-------------------------------------------

(a)  Common Share Investment

The Company has a 30% common share equity interest in OGML, a Guyana company established to build and operate the Omai Mine in Guyana. The common share investment in OGML is accounted for using the equity method but, as of December 31, 1997, 1998 and 1999, the Company's share of cumulative losses of OGML exceeded the value of its initial common equity investment and accordingly, the Company discontinued applying the equity method in these years. The Company has not recorded its share of OGML's loss for the years ended December 31, 1997, 1998 and 1999, of $1.5 million, $0.6 million and $7.9 million, respectively. As of December 31, 1999, the cumulative balance of unrecognized losses was $7.9 million.

(b)  Preferred Share Investment

The Company acquired a preferred share equity interest in recognition of cumulative exploration costs of $5.0 million incurred by the Company on the Omai project. The aggregate redemption value of these shares approximated $11.0 million of which $8.7 million had been received by the Company through December 31, 1999.

(c)  Note Payable

On December 23, 1998, OGML advanced $3.2 million to the Company as an unsecured loan to be repaid as and when Class I preferred shares of OGML held by the Company are redeemed by OGML. The loan is non-interest bearing until September 30, 2010. Of the $1.7 million and $0.7 million of Class I preferred shares redeemed in 1998 and 1999, approximately $0.2 million and $0.7 million respectively, were used to reduce the outstanding loan balance. As of December 31, 1999, the Company owed OGML approximately $2.3 million under this loan, all of which has been classified as long-term debt.

12.   Share Capital
-------------------

(a)  Stock Option Plan

Stock Options

The Company has one stock option plan, the 1997 Stock Option Plan (the "1997 Plan"). Options granted under the 1997 Plan are non-assignable and are exercisable for a period of ten years or such other date as stipulated in a stock option agreement between the Company and an optionee. The maximum number of shares issuable under the plan is 5,600,000. The number of common shares vested and exercisable under the plan at December 31, 1999, was 3,126,547. The number of common shares vested and exercisable under the plan as of December 31, 1998, was 3,317,770.

Stock Option Loans

As of December 31, 1998, employees had exercised their rights under employee stock option loan agreements and purchased 1,029,012 common shares against which there were outstanding loans of Cdn$5.3 million which related to loans to two employees, one a former officer and currently a director, and the other a former officer of the Company. These loans were non-interest bearing, collateralized by the Company's common shares issued under the agreement, and repayable within five years from the date of exercise unless the loan term is extended by vote of the Board of Directors.

During 1999, 679,012 shares were canceled that were previously issued for options granted under the Company's Stock Option Plan and the remaining balance related stock option loans, principally to one former officer, amounting to $3.3 million and collateralized by the shares, were also canceled. During 1999, the Company negotiated repayment of the stock option loans in the amount of approximately $0.7 million with the former officer and current director, and it was paid in full in May 1999. There were no stock option loans outstanding as of December 31, 1999.

Schedule of Stock Option Activity

                                    Shares Under Option         Price (Cdn$)
                                    -------------------         ------------
        Shares Under Option at
        December 31, 1996                 2,884,231            $2.76 to $24.40

          Granted                         1,221,450            $3.40 to $18.50
          Exercised                         (97,833)           $2.76 to $ 9.25
          Canceled                          (50,500)           $7.63 to $16.20
                                         ----------
        Shares Under Option at
        December 31, 1997                 3,957,348            $3.40 to $24.40

          Granted                           209,500            $1.55 to $ 6.65
          Exercised                         (73,460)                    $ 3.40
          Canceled                         (596,658)           $3.40 to $23.00
                                         ----------
        Shares Under Option at
        December 31, 1998                 3,496,730            $1.55 to $24.40


          Granted                         2,012,750            $1.05 to $ 1.55
          Exercised                         (17,500)                    $ 1.08
          Canceled                       (1,761,766)           $3.40 to $24.40
                                         ----------
        Shares Under Option at
        December 31, 1999                 3,730,214            $1.05 to $ 3.40
                                         ==========            ===============

b)  Stock Bonus Plan

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

During 1997, 1998 and 1999, a total of 60,296, 32,783 and 24,994 common shares respectively were issued to certain employees pursuant to the Bonus Plan. The Company recognized compensation expense related to bonuses under the Bonus Plan during 1997, 1998 and 1999 of $0.1 million, $0.1 million and $0.02 million, respectively.

c)  Warrants

On August 24, 1999 the Company completed a financing with total proceeds from the sale of equity units of $3.4 million, comprised of 6,923,000 common shares and warrants to purchase 3,461,500 common shares. The exercise price of these warrants is $0.70 and the expiration date is February 24, 2001. In conjunction with the convertible debenture financing (also completed on August 24, 1999) which totaled $4,155,000, the Company also issued warrants ("four year warrants") to the holders of the debentures to purchase up to 831,000 common shares. The exercise prices for the four-year warrants are $1.50 if exercised prior to August 24, 2001 and $1.75 if exercised after August 24, 2001 but before August 24, 2003. The four-year warrants expire August 24, 2003.

Also on August 24, 1999, the Company issued warrants to purchase a total of 380,825 common shares of the Company, in connection with the equity financing completed on the same date. These warrants have an exercise price of $0.70 and an expiration date of August 24, 2000.

On June 9, 1999, the Company issued two warrants to a financial institution to purchase 1,500,000 common shares of the Company, in connection with the credit facility that was arranged, but not used to effect, the purchase of BGL. These warrants were exercisable at a price of $0.7063 each and expire June 9, 2002.
In October 1999, the Company reduced the exercise price of these warrants from $0.7063 to $0.425. The fair value of the warrants of approximately $1.3 million is included in share capital, and is reflected as a purchase price adjustment in the fourth quarter. The credit facility was canceled on August 18, 1999.

On October 26, 1999, the Company issued two warrants to brokerage firms to purchase a total of 380,825 common shares of the Company, in connection with the completion of the August 24 equity financing and the closing of the BGL acquisition. These warrants also have an exercise price of $0.70 and an expiration date of August 24, 2000.

13.   Income Taxes
------------------

Losses carried forward for income tax purposes in Canada, approximating Cdn$41.2 million are available for the reduction of future years' taxable incomes. These losses expire as follows (in thousands):

                                                                Cdn$
                                                                ----

               2000                                            $ 1,664
               2001                                              1,702
               2002                                              5,524
               2003                                              7,016
               2004                                              5,755
               2005                                              9,752
               2006                                              9,743
                                                               -------
               Total                                           $41,156
                                                               =======

No recognition has been given in these financial statements to any potential tax savings that may arise from the application of these losses. The Company's effective tax rate is currently nil.

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

14.   Operations by Geographic Area
-----------------------------------

Information on the Company's continuing operations by geographic area for the years ended December 31, 1999, 1998 and 1997 is shown below. During the periods presented, the Company had one customer who accounted for 100% of sales. However, because the Company is principally selling a commodity, concentration of credit risk is not considered significant.

                                                                  Net     Identifiable
                                                     Revenues    (Loss)      Assets
                                                     --------    -----       ------
1999
     South America                                    $   345  $(19,176)       $36,800
     Africa                                            10,611    (1,508)        26,364
     Corporate                                            298    (3,682)        11,188
--------------------------------------------------------------------------------------
Total                                                 $11,254  $(24,366)       $74,352
======================================================================================

1998
     South America                                    $     8  $(18,448)       $52,711
     Africa                                                 -        (6)         6,865
     Corporate                                            627    (3,794)         9,021
--------------------------------------------------------------------------------------
Total                                                 $   635  $(22,248)       $68,597
======================================================================================

1997
     South America                                    $   539  $(16,833)       $64,702
     Africa                                                71    (6,237)         3,936
     Corporate                                          1,088    (3,514)        20,484
--------------------------------------------------------------------------------------
Total                                                 $ 1,698  $(26,584)       $89,122
======================================================================================

15. Generally Accepted Accounting Principles in Canada and the United States
----------------------------------------------------------------------------

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with accounting principles generally accepted in the United States. Differences which materially affect these consolidated financial statements are:

(a) For United States GAAP ("US GAAP") exploration and general and administrative costs related to projects are charged to expense as incurred. As such, the majority of costs charged to Exploration Expense and Abandonment of Mineral Properties under Cdn GAAP would have been charged to earnings in prior periods under US GAAP. Prior to development, only property acquisition costs are capitalized for both Canadian and US GAAP.

(b) For periods prior to May 15, 1992, (the "amalgamation"), the Company's reporting currency was the Canadian Dollar. Subsequent to the Company's amalgamation and moving of corporate headquarters to the United States, the reporting currency was changed to the U.S. Dollar. As such, for the financial statements for the period prior to May 15, 1992, the Company's financial statements were translated into U.S. Dollars using a translation of convenience. US GAAP requires translation in accordance with the current rate method.

(c) Under US GAAP, the preferred share investment in OGML would have a carrying value of nil since the preferred shares were received in recognition of past exploration costs incurred by the Company, all of which were expensed for US GAAP purposes. Therefore, the entire Omai preferred share redemption premium would have been included in income. Under Cdn GAAP, a portion of the premium on the Omai preferred share redemption premium is included in income with the remainder reducing the carrying value of the Company's preferred stock investment (Note 3).

(d) US GAAP requires that compensation expense be recorded for the excess of the quoted market price over the option price granted to employees and directors under stock option plans. Under Cdn GAAP, no compensation expense is required to be recorded for such awards.

(e) Cdn GAAP requires that convertible debentures should be classified into their component parts, as either a liability or equity, in accordance with the substance of the contractual agreement. Under US GAAP, the convertible debenture would be classified entirely as a liability.

(f) The gains on subsidiaries' issuance of common shares recorded under Cdn GAAP in respect of the Guyanor public offering and the PARC private placement are not appropriate under US GAAP.

(g) The Company eliminated its accumulated deficit through the amalgamation (defined as a reorganization under US GAAP) effective May 15, 1992. Under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the write-off of certain deferred exploration costs described in (a) above.

(h) Under US GAAP, accrued severance and social charges of $1.1 million resulting from suspension of alluvial mining operations at SOTRAPMAG would not have been recorded as the requirements for accrual under US GAAP were not satisfied as of December 31, 1996. These charges were recorded in 1997 as all requirements had been met.

(i) Under US GAAP, items such as foreign exchange gain and losses are required to be shown separately in derivation of Comprehensive Income.

(j) Under US GAAP, the fair value of warrants issued in connection with the credit facility that was arranged for, but not used to effect, the purchase of BGL, is required to be expensed.

Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                  For the Years Ended December 31,
                                                                     1999         1998        1997
                                                                     ----         ----        ----
Net loss under Cdn GAAP                                            $(24,366)   $(22,248)   $(26,584)
Net effect of the deferred exploration expenditures on loss
 for the period (a)                                                  13,403       4,901       1,189
Effect of capitalized acquisition costs net of
 related depletion (j)                                               (1,233)          -           -
Other (c) (d) (e) (f) (h)                                               315         814          46
                                                                   --------    --------    --------
Loss under US GAAP before minority interest                         (11,881)    (16,533)    (25,349)
Minority interest, as adjusted                                          546       1,138      (1,489)
                                                                   --------    --------    --------
Net loss under US GAAP                                              (11,335)    (15,395)    (26,838)
Other comprehensive income foreign exchange gain (loss) (i)              10         (26)        (92)
                                                                   --------    --------    --------
Comprehensive income                                               $(11,325)   $(15,421)   $(26,930)
                                                                   ========    ========    ========
Basic and diluted Net loss per share under US GAAP                 $  (0.35)   $  (0.51)   $  (0.94)
                                                                   ========    ========    ========

Under US GAAP the Omai preferred share redemption premium would be included with costs and expenses before the caption "Loss Before the Undernoted" on the consolidated statements of operations. Weighted average common shares outstanding are substantially the same under US GAAP as under Cdn GAAP for the periods presented.

The effect of the differences in accounting under Cdn GAAP and US GAAP on the balance sheets and statements of cash flows are as follows:

Balance Sheet

                                     December 31, 1999       December 31, 1998
                                   ----------------------  ---------------------
                                    Cdn GAAP    US GAAP    Cdn GAAP    US GAAP
                                   ----------  ----------  ---------  ----------
Cash                               $   2,905   $   2,905   $  7,350   $   3,145
Short term investments                     -           -          -       1,590
Other current assets                  11,052      11,052        866         866
Restricted cash                        6,000       6,000          -           -
Acquisition, deferred
 exploration and development (a)      37,922      11,302     58,203      18,183
Investment in OGML (c)                 1,023           -      1,337           -
Mining property (j)                   10,413       9,180          -           -
Long-term investments                      -           -          -       2,615
Other assets (j)                       5,037       5,196        841         841
                                   ---------   ---------   --------   ---------

Total Assets                       $  74,352   $  45,635   $ 68,597   $  27,240
                                   =========   =========   ========   =========

Liabilities (e)                    $  23,828   $  24,799   $  4,704   $   4,704
Minority interest (a)                 10,023       9,690      5,422       5,637
Share capital, net of stock
 option loans (g)                    161,547     157,932    155,151     152,360

Cumulative translation
 adjustments (b)                           -       1,595          -       1,595

Accumulated comprehensive
 income (i)                                -        (583)         -        (593)

Deficit (a) (b) (c) (d) (e) (f)
 (g) (i) (j)                        (121,046)   (147,798)   (96,680)   (136,463)
                                   ---------   ---------   --------   ---------
Total Liabilities and
 Shareholders' Equity              $  74,352   $  45,635   $ 68,597   $  27,240
                                   =========   =========   ========   =========

(For items (a) to (j), see page 79.)

Under US GAAP, receivables would be separately disclosed as follows:

                                                            1999              1998
                                                           ------            -----
      Receivables from employees                           $  119            $  55
      Receivables from joint venture partners                 334               96
      Interest receivable                                      16               72
      Trade receivables                                     1,507              288
      Allowance for doubtful accounts                           -                -
                                                           ------            -----
             Total Receivables                             $1,976            $ 511
                                                           ------            -----

Statement of Changes in Shareholders' Equity Under US GAAP

                                 Common                                              (b)         (i) Accum.               Accum.
                                  Stock                  Stock                    Cumulative     Unrealized               Compre
                                Number of   Shares      Option                    Translation     Gains on                -hensive
                                  Share     Capital      Loans        Warrants    Adjustment     Investments   Deficit    Income
                                  -----     -------      -----        --------    ----------     -----------   -------    ------
Balance at December 31, 1996    25,941,103  $ 127,080   $  (4,012)    $      -    $    1,595     $       -     $ (94,229) $ (475)

Shares Issued                    3,085,296     22,840           -            -             -             -             -       -
Shares Issued Under Options         97,833        235           -            -             -             -             -       -
Shares Issued Under Warrants       673,200      5,429           -            -             -             -             -       -
Issue Costs                              -       (457)          -            -             -             -             -       -
Stock Based Compensation
 Expense (d)                             -         83           -            -             -             -             -       -

Comprehensive Income (i)                 -          -           -            -             -             -             -     (92)
Net Loss (a)(c)(d)(f)(h)(i)              -          -           -            -             -             -       (26,838)      -
                                ----------  ---------   ---------  -----------    ----------     ---------     ---------  ------
Balance at December 31, 1997    29,797,432    155,210      (4,012)           -         1,595             -      (121,068)   (567)

Shares Issued                      421,357        987           -            -             -             -             -       -
Shares Issued under Options         73,460        175           -            -             -             -             -       -
Comprehensive Income (i)                 -          -           -            -             -             -             -     (26)
Net Loss (a)(c)(d)(f)(h)(i)              -          -           -            -             -             -       (15,395)      -
                                ----------  ---------   ---------  -----------    ----------     ---------     ---------  ------
Balance at December 31, 1998    30,292,249    156,372      (4,012)           -         1,595             -      (136,463)   (593)

Shares Issued                    6,947,994      3,484           -            -             -             -             -       -
Shares Canceled                   (679,012)    (3,312)          -            -             -             -             -       -
Shares Issued Under Options         17,500         12           -            -             -                           -       -
Shares Issued Under Warrants       365,000        255           -            -             -             -             -       -
Issue Costs                              -       (441)          -            -             -             -             -       -
Stock Based Compensation
 Expense (d)                             -         52           -            -             -             -             -       -
Warrants Issued                          -          -           -        1,510             -             -             -       -
Stock Option Loan
Repayments / Cancellations               -          -       4,012            -             -             -             -       -
Comprehensive Income (i)                 -          -           -            -             -             -             -      10
Net Loss (a)(c)(d)(e)(i)(j)              -          -           -            -             -             -       (11,335)      -
                                ----------  ---------   ---------  -----------    ----------     ---------     ---------  ------
Balance at December 31, 1999    36,943,731  $ 156,422   $       -  $     1,510    $    1,595     $       -     $(147,798)  $(583)
                                ==========  =========   =========  ===========    ==========     =========     =========  ======

(For items (a) to (j), see page 79.)

Statements of Cash Flows Under US GAAP

Net Cash Provided By (Used In):           Operating Activities    Investing Activities    Financing Activities
                                          --------------------    --------------------    --------------------
                                          Cdn GAAP    US GAAP     Cdn GAAP     US GAAP    Cdn GAAP   US GAAP
For the Years Ended,
-------------------
          December 31, 1999               $   (97)   $ (3,144)    $(11,331)    $(4,079)   $ 6,983    $ 6,983
          December 31, 1998               $(7,719)   $(14,792)    $ (5,716)    $ 2,743    $ 3,386    $ 2,327
          December 31, 1997               $(8,602)   $(27,045)    $(19,830)    $(2,670)   $30,168    $30,009

US GAAP Tax Considerations

     US GAAP changes the Company's method of accounting for income taxes from the deferred method, as recorded under Cdn GAAP, to an asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Use of the asset and liability method has no effect on the US GAAP financial statements as the Company has concluded that a full valuation allowance must be applied to the deferred tax asset resulting from the Company's net operating loss carryforwards. (See note 13) For the years ended December 31,

     1998 and 1999, the Company has recorded no current tax expense under Canadian or US GAAP due to the cumulative net losses incurred by the Company. Under US GAAP, the Company would not record any deferred tax expense based on the same rationale.

Summarized below are the components of deferred taxes:

                                                                       As of December 31,
                                                                      --------------------
                                                                      1999            1998
                                                                      ----            ----
          Temporary differences relating to net assets:
               Other current assets                                 $     62         $     62
               Property & equipment                                      575              405
               Deferred exploration                                   27,377           21,076
               Investment in OGML                                      1,029            1,120
               Offering costs                                          1,324            1,103
          Tax loss and credit carryforwards                           18,775           10,201
                                                                    --------         --------
          Gross deferred tax asset                                    49,142           33,967
                                                                    --------         --------
          Valuation allowance                                        (49,142)         (33,967)
                                                                    --------         --------
          Net deferred tax assets                                   $      -         $      -
                                                                    ========         ========

The valuation allowance increased by $15.2 million in 1999 due to the taxable losses and increase in temporary differences. Any income tax benefits resulting from utilization of net operating loss carry forwards existing at May 15, 1992, the date of the quasi-reorganization under US GAAP, would be excluded from results of operations and credited directly to share capital, resulting in lower earnings than would be reported absent the quasi-reorganization. (See (g) above.)

US GAAP Stock Based Compensation Plans

At December 31, 1999, the Company has two stock-based compensations plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans in its US GAAP presentations. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in Statement of Financial Accounting Standards No. 123, the Company's consolidated net loss and loss per share under US GAAP would have been increased to the pro forma amounts indicated below:

                                                          1999          1998         1997
                                                          ----          ----         ----
Net loss under US GAAP                   As reported    $(11,335)     $(15,395)    $(26,838)
                                         Pro forma      $(12,584)     $(19,831)    $(32,384)
Net loss per share under US GAAP         As reported    $  (0.35)     $  (0.51)    $  (0.94)
                                         Pro forma      $  (0.39)     $  (0.66)    $  (1.12)

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

Following the Plan of Arrangement whereby PARC became a wholly-owned subsidiary of the Company, stock options are still outstanding but there is no market to trade the shares.

During 1999, certain employee stock options were repriced. On January 15, 1999, the Board of Directors of the Company approved, subject to any necessary regulatory and shareholder approvals, the amendment of certain stock options. The number of shares that can be purchased under these outstanding options has been reduced by 20%. The exercise price of outstanding stock options previously granted by the Company to certain directors and officers ("Insiders"), employees and consultants ("Non-Insiders") of the Company was amended to Cdn$1.80 (if the exercise price was larger than Cdn$1.80). The exercise price of the stock options being repriced ranges from Cdn$2.76 to Cdn$22.40. The total number of shares of the stock options repriced was 2,525,780. Of that amount 2,026,780 were held by Insiders and 499,000 were held by Non-Insiders. All the necessary approvals were obtained and the Insiders' options were reduced to 1,621,424 (a reduction of 405,356) and the Non-Insiders' options were reduced to 399,200 (a reduction of 99,800).

The fair value of each option grant is estimated on the date of grant for all plans using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                                                        1999
                              -------------------------------------------------
                               GSR Plan             Guyanor Plan    PARC Plan
                              -------------------------------------------------
Expected volatility              82.2%                  90.3%          N/A
Risk-free interest rate       4.65% - 6.08%             5.15%          N/A
Expected lives                   5 years                5 years        N/A
Dividend yield                      0%                    0%           N/A

                                                        1998
                              -------------------------------------------------
Expected volatility               105.9%                 N/A           N/A
Risk-free interest rate       4.37% to 5.70%             N/A           N/A
Expected lives                   5 years                 N/A           N/A
Dividend yield                     0%                    N/A           N/A

                                                        1997
                              -------------------------------------------------
                                 GSR Plan           Guyanor Plan    PARC Plan
                              -------------------------------------------------
Expected volatility               79%                    56%           81%
Risk-free interest rate       5.74% - 6.55%             5.92%     6.16% - 6.53%
Expected lives                   5 years                5 years       5 years
Dividend yield                     0%                     0%             0%

The following tables summarize information about stock options under the GSR
Plan:

                                               1999                          1998                            1997
----------------------------------------------------------------------------------------------------------------------------------
                                                Weighted-Average                 Weighted-Average                 Weighted-Average
                                       Shares    Exercise Price      Shares      Exercise Price       Shares       Exercise Price
GSR Plan                                (000)        (Cdn$)          (000)           (Cdn$)            (000)           (Cdn$)
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       3,497         $10.40         3,957             $10.79          2,884              $13.07
Granted                                2,013         $ 1.42           210             $ 2.47          1,221              $ 5.08
Exercised                                (18)        $ 1.08           (73)            $ 3.40            (98)             $ 3.30
Forfeited                             (1,762)        $ 7.55          (597)            $15.27            (50)             $17.31
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year             3,730         $ 1.86         3,497             $10.40          3,957              $10.79
Options exercisable at year-end        3,127                        3,318                             3,353
Weighted-average fair value of
 options granted during the year                     $ 1.86                           $ 1.90                             $ 5.08

                                    Options Outstanding    Options Exercisable
--------------------------------------------------------------------------------

                             Number                                                              Number
   GSR Plan               Outstanding at   Weighted-Average         Weighted-Average         Exercisable at      Weighted-Average
Range of Exercise         Dec. 31, 1999       Remaining              Exercise Price           Dec. 31, 1999       Exercise Price
 Prices (Cdn$)                (000)        Contractual Life            (Cdn$)                     (000)               (Cdn$)
---------------------------------------------------------------------------------------------------------------------------------
$1.00 to $1.15                  174               9.22                   $1.08                     130                   $1.08
$1.17 to $1.55                  780               9.55                   $1.36                     280                   $1.36
$1.65 to $1.80                2,337               6.12                   $1.79                   2,278                   $1.79
$3.40 to $6.65                  439               7.76                   $3.46                     439                   $3.46
---------------------------------------------------------------------------------------------------------------------------------
                              3,730                                      $1.86                   3,127

The following tables summarize information about stock options for the Guyanor plan:

                                             1999                              1998                             1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                 Weighted-Average                  Weighted-Average                 Weighted-Average
                                      Shares     Exercise Price          Shares    Exercise Price        Shares     Exercise Price
Guyanor Plan                            (000)        (Cdn$)              (000)        (Cdn$)             (000)          (Cdn$)
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       3,035           $3.56            3,143          $3.60             2,726           $3.97
Granted                                  181           $0.72                -              -               511           $1.64
Exercised                                  -               -              (11)         $1.64               (40)          $2.68
Forfeited                                  -               -              (97)         $5.07               (54)          $5.08
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year             3,216           $3.40            3,035          $3.56             3,143           $3.60
Options exercisable at year-end        3,095                            3,035                            2,213
Weighted-average fair value of                                                          N/A
 options granted during the year                       $0.72                                                             $1.64


                                        Options Outstanding                                        Options Exercisable
-----------------------------------------------------------------------------------------------------------------------------------
                             Number                                                              Number
Guyanor Plan              Outstanding at       Weighted-Average       Weighted-Average       Exercisable at      Weighted-Average
Range of Exercise         Dec. 31, 1999           Remaining           Exercise Price          Dec. 31, 1999      Exercise Price
 Prices (Cdn$)               (000)             Contractual Life           (Cdn$)                    (000)            (Cdn$)
-----------------------------------------------------------------------------------------------------------------------------------
$0.72 to $1.64                661                    8.12                 $ 1.39                     540             $ 1.54
$2.10 to $3.30              2,078                    5.28                 $ 2.52                   2,078             $ 2.52
$9.20 to $12.40               477                    6.59                 $10.04                     477             $11.04
-----------------------------------------------------------------------------------------------------------------------------------
                            3,216                                                                  3,095

The following tables summarize information about stock options for the PARC plan:

                                           1999                             1998                             1997
------------------------------------------------------------------------------------------------------------------------------------
                                              Weighted-Average                 Weighted-Average                 Weighted-Average
                                     Shares   Exercise Price          Shares    Exercise Price       Shares      Exercise Price
PARC Plan                           (000)        (Cdn$)                (000)       (Cdn$)             (000)         (Cdn$)
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year     N/A          N/A                  2,338        $0.90            2,357            $0.90
Granted                              N/A          N/A                      -            -               48            $0.69
Exercised                            N/A          N/A                      -                             0                -
Forfeited                            N/A          N/A                 (2,338)       $0.90              (67)           $0.86
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year           N/A          N/A                      -            -            2,338            $0.90
Options exercisable at year-end      N/A          N/A                      -                         1,765
Weighted-average fair value of
 options granted during the year     N/A          N/A                    N/A                                          $0.69

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133).
FAS 133 is effective for all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is in the process of determining the impact that applying FAS 133 may have on its results of operations and financial position.

Operations by Geographic Area under US GAAP

Information on the Company's continuing operations by geographic area under US GAAP for the years ended December 31, 1999, 1998 and 1997 is shown below. Operating earnings from continuing operations are total revenues less operating expenses of the geographic areas.

                                            Operating           Net     Identifiable
                                             Revenues          Loss        Assets
                                             --------          ----        ------
1999
     South America                           $   345        $ (9,381)       $12,038
     Africa                                   10,611           2,547         23,246
     Corporate                                   298          (4,501)        10,351
-----------------------------------------------------------------------------------
Total                                        $11,254        $(11,335)       $45,635
===================================================================================
1998
     South America                           $     8        $ (8,626)       $18,520
     Africa                                        -          (3,002)         1,034
     Corporate                                   627          (3,767)         7,686
-----------------------------------------------------------------------------------
Total                                        $   635        $(15,395)       $27,240
===================================================================================
1997
     South America                           $   539        $(21,500)       $22,666
     Africa                                       71          (2,876)         1,197
     Corporate                                 1,088          (2,462)        18,213
-----------------------------------------------------------------------------------
Total                                        $ 1,698        $(26,838)       $42,076
===================================================================================

16.   Related Parties
---------------------

During 1999, the Company, in conjunction with Anvil Mining NL, acquired BGL (see
Note 9). The current President and CEO of the Company, Peter J. Bradford, is also a Director of Anvil Mining NL and this relationship constitutes a related party. Based on the heads of agreement with Anvil to effect the BGL acquisition, the Company provided Anvil with a promissory note for their share of the purchase price and also a note for their share of the acquisition costs. Additionally Anvil, is responsible for their share of the additional acquisition costs. The total of these amounts owing to the Company at December 31, 1999 was $3.8 million (see Note 7). This amount will be repaid through the cash flow from BGL.

17.   Commitments and Contingencies
-----------------------------------

Environmental Regulations

The Company is not aware of any events of material non-compliance in its operations with environmental laws and regulations which could have a material adverse effect on the Company's operations or financial condition. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. The environmental rehabilitation liability for reclamation and closure costs at the Bogoso mine at December 31, 1999 was $6.7 million.

Potential Litigation

A representative action (claiming to represent 23,000 claimants) was filed in August 1998 in the High Court of the Supreme Court of Judicature, Civil Jurisdiction in Guyana but was not served on the defendants (OGML, Cambior, two engineering firms and one insurance company) until August 1999. This representative action is essentially an outgrowth of a class action initiated in 1997 and later dismissed by a Quebec court. The representative action was amended to include Golden Star as defendant and then served on Golden Star in July 1999. The representative action claims $100 million in damages, allegedly resulting from the tailings dam failure that occurred in Guyana in 1995. Golden Star believes that, in addition to being without merit, the representative action is open to attack on a number of procedural grounds. A motion to have the action dismissed against Golden Star was filed in September 1999. The Company and the other defendants intend to defend themselves vigorously against this action.

Restricted Cash (for the Environmental Rehabilitation Liability)

Upon the closing of the acquisition of BGL in 1999, the Company was required, according to the acquisition agreement, to restrict $6 million in cash. These funds are to be used for the ongoing, final reclamation and closure costs relating to the Bogoso mine site. The withdrawal of these funds must be agreed to by the sellers of BGL, who are ultimately responsible for the reclamation in the event of non-performance by Golden Star and Anvil.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

There have been no disagreements with PricewaterhouseCoopers LLP, the Company's chartered accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

                          Directors of the Registrant
                          ---------------------------
                             (as of March 1, 2000)

The directors of the Company, their ages and their business experience and principal occupation during the past five years are:

    Name                  Age                           Office and Experience                                  Director
    ----                  ---                           ---------------------                                  --------
                                                                                                                 since
                                                                                                                 -----
JAMES E. ASKEW            51       Mr. Askew has been Managing Director and Chief Executive Officer of            1999
                                   Black Range Minerals NL since November 1999.  He also serves as a director of Ausdrill Limited, Semafo Ltd. and Nord Resources Corp.
                                   Prior thereto, Mr. Askew was President and Chief Executive Officer of the Company from March 1999 to October 1999 and President and
                                   Chief Executive Officer of Rayrock Resources Inc. from September
                                   1998 to March 1999. Mr. Askew has also been President and Chairman of International Mining and Finance Company since 1997.  From 1986 to 1996, Mr. Askew was President and Chief Executive Officer of
                                   Golden Shamrock Mines Ltd.

DAVID K. FAGIN            61       Mr. Fagin currently serves as a director on the boards of Western              1992
                                   Exploration and Development Ltd. and Dayton Mining Company, and of
                                   various public mutual funds of T. Rowe Price Associates, Inc. Mr.
                                   Fagin was Chairman and Chief Executive Officer of Western
                                   Exploration from July 1997 to January 2000. Prior thereto, Mr.
                                   Fagin was Chairman and Chief Executive Officer of the Company from
                                   May 1992 until May 1996 and Chairman of the Board from May 1996 until December 31, 1997.

ERNEST C. MERCIER         67       Mr. Mercier currently serves as Chairman of the Board of Oxford                1995
                                   Properties Group Inc. and as a director of Cascade Corporation and
                                   Camvec Ltd.  Mr. Mercier retired as Executive Vice President,
                                   Corporate & Investment Banking and as Co-Chairman, Toronto-Dominion
                                   Securities Inc. in 1993.

JOHN W. SABINE            54       Mr. Sabine has been a partner at the law firm of Donahue & Partners            1999
                                   in Toronto since January 2000.  Prior thereto, he was the managing partner and a member of the corporate and securities group of the law of firm Bennett Jones in Toronto from April 1995. Previously,
                                   Mr. Sabine was the President and Chief Executive Officer of Arbor
                                   Memorial Services Inc. from October 1992 to March 1995.

ROBERT R. STONE           56       Mr. Stone has been non-executive Chairman of the Company since June            1997
                                   1999.  He also serves as a director of Boliden Limited, Manhattan
                                   Minerals Corp. (Chairman), United Bolero Development Corp., TVI
                                   Pacific Inc. and Mainsborne Communications International Inc.
                                   (Chairman). Prior thereto, Mr. Stone was employed from 1973 until
                                   1997 by Cominco Ltd., most recently as Vice-President, Finance,
                                   Chief Financial Officer and Director.  Mr. Stone retired from
                                   Cominco Ltd. in 1997.

                              EXECUTIVE OFFICERS

                     Executive Officers of the Registrant
                     ------------------------------------
                             (as of March 1, 2000)

The executive officers of the Company, their ages and their business experience and principal occupation during the past five years are:

      Name                  Age                            Office and Experience                                  Officer
      ----                  ---                            ---------------------                                  -------
                                                                                                                    Since
                                                                                                                    -----
CARLOS H. BERTONI           48            President of Guyanor Ressources S.A. since December 1998; Vice             1993
                                          President, Exploration of the Company since 1993.

PETER J. BRADFORD           41            President and Chief Executive Officer of the Company since                 1999
                                          November 1999.   Mr. Bradford has also been a director of Anvil
                                          Mining N.L. since 1998; prior thereto, Managing Director of Anvil
                                          Mining from May 1998 to October 1999; Managing Director of
                                          Strategic Planning & New Business of Ashanti Goldfields Company
                                          Ltd. from October 1996 to April 1998; General Manager West Africa of Golden Shamrock Mines Ltd. from 1991 to 1996.

RICHARD Q. GRAY             41            Vice President, Ghana of the Company since January 2000 and                2000
                                          Managing Director of Bogoso Gold Limited since November 1999; from
                                          March 1998 to October 1999, General Manager of Bogoso Gold Mine;
                                          from April 1996 to February 1998, Operations Director of Gencor
                                          International Gold; prior thereto, held various positions from
                                          1983 to 1996 for Gencor Ltd. including Manager of Mining at Oryx
                                          Gold Mine.

ALLAN J. MARTER             52            Vice President and Chief Financial Officer of the Company since            1999
                                          November 1999; from 1996 to 1999, principal of Waiata Resources,
                                          Littleton (Mining financial advisory services); from 1992 to 1996,
                                          Director of Endeavour Financial Inc., Denver (Mining financial advisory services.)

LOUIS O. PELOQUIN           42            Vice President, General Counsel and Secretary of the Company since         1993
                                          June 1993.


There are no family relationships between any of the directors or executive officers of the Company. The directors were elected to hold office until the next annual meeting of the shareholders or until his successor is elected or appointed pursuant to relevant provisions of the Bylaws of the Company or the Company's governing statute.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by the Chief Executive Officer of the Company and by the five most highly compensated officers during the fiscal year ended December 31, 1999 (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation                          Long-Term Compensation (1)
                                  --------------------------------------------------------------------------------------------------

                                                                                                 Awards
                                                                             =======================================================
                                                                                    Number of
                                                                                    Securities          Number of
                                                                                    Underlying         Securities
                                                                   Other         Options Granted       Underlying
                                                                   Annual             By the         Options Granted    All Other
Name and Principal                       Salary        Bonus    Compensation         Company           by Guyanor      Compensation
Position                   Year         (US$)(2)     (US$)(3)      (US$)             (#)(6)                (#)            (US$)
------------------------------------------------------------------------------------------------------------------------------------
Peter Bradford             1999          119,167(10)      0             (4)           600,000                 0            0
President and Chief
Executive Officer (7)
------------------------------------------------------------------------------------------------------------------------------------
James  Askew               1999          132,052          0             (4)           250,000(11)         5,000        1,580(14)
President and Chief
Executive Officer (7)
------------------------------------------------------------------------------------------------------------------------------------
Pierre Gousseland          1999           24,229          0             N/A            74,000(12)        10,000(13)        0
Chairman and Chief         1998           33,600          0             N/A            50,000                 0            0
Executive Officer (8)
------------------------------------------------------------------------------------------------------------------------------------
Louis Peloquin             1999          151,669     25,000             (4)           144,000(12)        10,000        5,704(15)
Vice-President,            1998          160,000          0             (4)                 0                 0        6,421
General Counsel and        1997          160,000     10,000             (4)            40,000            20,000        5,424
Secretary
------------------------------------------------------------------------------------------------------------------------------------
Hilbert Shields            1999          146,667          0             (4)           120,000(12)        10,000        4,718(16)
Vice President,            1998          190,000          0             (4)                 0                 0        5,040
Guyana                     1997          190,000          0             (4)            35,000            18,000            0
------------------------------------------------------------------------------------------------------------------------------------
Carlos Bertoni             1999          125,000          0             (4)           140,000(12)        10,000        4,625(17)
Vice President,            1998          190,000          0             (4)                 0                 0        5,220
Exploration                1997          190,000          0             (4)            35,000            18,000            0
------------------------------------------------------------------------------------------------------------------------------------
Richard Winters Vice       1999          119,816          0       1,089 (5)           153,024(12)        10,000       63,928(18)
President, Corporate       1998          120,000     40,000       4,184 (5)                 0                 0        3,002
Development (9)            1997          121,613     10,000       4,184 (5)            40,000            20,000          886
------------------------------------------------------------------------------------------------------------------------------------
Gordon Bell                1999          111,083          0             (4)           256,000(12)        10,000       95,447(19)
Vice-President and         1998          186,500          0             (4)                 0                 0        6,202
Chief Financial            1997          186,500     10,000             (4)            40,000            20,000        4,016
Officer (9)
------------------------------------------------------------------------------------------------------------------------------------

(1) There were no long-term incentive plan pay-outs during the periods indicated.
(2)  The dollar value of base salary (cash and non-cash) earned.
(3)  The dollar value of bonuses (cash and non-cash) earned.

(4) Other annual compensation, including perquisites and other personal benefits, securities or property, did not exceed 10% of the total of the annual salary and bonus, if applicable.
(5) Pertains to deemed taxable benefit of interest free loans from the Company. See "Indebtedness of Directors and Officers."
(6) Upon exercise of the options granted prior to March 14, 1995, the holder will receive one-fifth of one Class B share of Guyanor for each one Common Share acquired.
(7) Mr. Peter Bradford was appointed President and Chief Executive Officer as of November 1, 1999. Mr. James Askew was President and Chief Executive Officer from March 8, 1999 to October 31, 1999.
(8) Mr. Pierre Gousseland, then Chairman of the Company, was appointed Acting Chief Executive Officer for an interim period starting October 1998 until the appointment of Mr. Askew on March 8, 1999. The compensation was paid to Mr. Gousseland as non-executive Chairman.
(9) Mr. Bell and Mr. Winters resigned effective August 31, 1999 and January 31, 2000, respectively.
(10) This amount includes the sums paid to Mr. Bradford for services rendered in connection with the acquisition of Bogoso Gold Limited between May 1999 and October 1999.
(11) On March 8, 1999, the Company granted to Mr. Askew an option to purchase 1,000,000 common shares. As a result of Mr. Askew's resignation on October 31, 1999, the stock option was reduced to 250,000.
(12) Includes repriced options.
(13) As a result of Mr. Gousseland being a non-employee director, the Company (and not Guyanor) granted these options.
(14) This amount represents premiums paid for life insurance for the benefit of this executive.
(15) This amount includes $4,200 for contribution to this executive's 401(k) Plan and $1,504 for premiums paid for life insurance for the benefit of this executive.
(16) This amount includes $3,750 for contribution to this executive's saving plan and $968 for premiums paid for life insurance for the benefit of this executive.
(17) This amount includes $4,025 for contribution to this executive's saving plan and $600 for premiums paid for life insurance for the benefit of this executive.
(18) This amount includes $60,000 of severance payments accrued in 1999 but paid in 2000, $2,810 for contribution to this executive's 401 (k) Plan and $1,118 for premiums paid for life insurance for the benefit of this executive.
(19) This amount includes $93,333 of severance payments, $932 for contribution to this executive's 401 (k) Plan and $1,182 for premiums paid for life insurance for the benefit of this executive.

 Stock Option Grants

                       OPTION GRANTS IN LAST FISCAL YEAR
                      (all $ amounts in Canadian dollars)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     Potential Realizable
                                                                                               Value at Assumed Annual Rates
                                                                                                 of Stock Price Appreciation
                           Individual Grants                                                          for Option Term

-----------------------------------------------------------------------------------------------------------------------------
                      Number of
                      Securities          % of Total
                      Underlying          Options Granted     Exercise or
                      Options Granted     to Employees in     Base Price      Expiration
Name                       (#)            Fiscal Year (4)        ($/Sh)       Date              5% ($)          10% ($)
-----------------------------------------------------------------------------------------------------------------------------
Peter Bradford
   Company                 600,000            26.0%              1.34           10/5/09         461,884         1,120,085
-----------------------------------------------------------------------------------------------------------------------------
James Askew
   Company                 250,000 (1)        10.9%              1.80           3/8/09           77,452           351,702
   Guyanor                   5,000             (5)               0.45          6/15/09            1,318             3,174
-----------------------------------------------------------------------------------------------------------------------------
Pierre Gousseland
   Company                  64,000 (2)         2.8% (5)          1.80           6/15/01               0                 0
                            10,000             0.4% (5)          1.08           6/15/01           4,194             5,656
   Guyanor                  10,000               (5)             0.45           6/15/09           2,636             6,347
-----------------------------------------------------------------------------------------------------------------------------
Louis Peloquin
   Company                 144,000 (2)         6.3%              1.80                (3)          4,088            56,114
   Guyanor                  10,000             5.5%              0.72           4/21/09               0             3,647
-----------------------------------------------------------------------------------------------------------------------------
Hilbert Shields
   Company                 120,000 (2)         5.2%              1.80                (3)          3,633            52,510
   Guyanor                  10,000             5.5%              0.72           4/21/09               0             3,647
-----------------------------------------------------------------------------------------------------------------------------
Carlos Bertoni
   Company                 140,000 (2)         6.1%              1.80                (3)          3,633            52,510
   Guyanor                  10,000             5.5%              0.72           4/21/09               0             3,647
-----------------------------------------------------------------------------------------------------------------------------
Richard Winters
   Company                 103,024 (2)         4.5%              1.80                (3)          4,250            43,782
                            50,000             2.2%              1.65         (10/21/09)         22,990            77,840
   Guyanor                  10,000             5.5%              0.72          (4/21/09)              0             3,647
-----------------------------------------------------------------------------------------------------------------------------
Gordon Bell
   Company                 256,000 (2)        11.1%              1.80           8/31/01               0                 0
   Guyanor                  10,000             5.5%              0.72           8/31/01               0                 0
-----------------------------------------------------------------------------------------------------------------------------

(1) On March 8, 1999, the Company granted to Mr. Askew an option to purchase 1,000,000 common shares. As a result of Mr. Askew's resignation on October 31, 1999, the Company and Mr. Askew mutually agreed to reduce the stock option to 250,000.
(2)  This number represents options repriced in 1999.
(3) The expiration dates of each option repriced were not modified. The original expiration dates range between December 2002 and December 2007.
(4) The total number of options taken for the calculation of this column includes the employees' repriced options.
(5) The Company (and not Guyanor) privately granted to Messrs. Askew and Gousseland the Guyanor options.

     Stock Option Exercises and Year-End Option Values

The following table sets forth information concerning the fiscal year-end value of unexercised options held by the Named Executive Officers. There were no exercises of stock options to purchase Common Shares or Class B shares of Guyanor during the fiscal year ended December 31, 1999 by the Named Executive Officers.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

---------------------------------------------------------------------------------------------------------------------------
                  Common
                  Shares                                                                         Value of Unexercised
                 Acquired                               Number of Securities Underlying     In-the-money Options at Fiscal
                on Exercise    Value Realized            Unexercised Options at Fiscal           Year End (Cdn$) (2)
       Name        (#)              (Cdn$)                          Year End
                                                    =======================================================================
                                                          Exercisable      Un-exercisable    Exercisable    Un-exercisable
---------------------------------------------------------------------------------------------------------------------------
Peter Bradford
       Company        0               N/A                        200,000          400,000          4,000             8,000
       Guyanor        0               N/A                              0                0              0                 0
---------------------------------------------------------------------------------------------------------------------------
James Askew
       Company        0               N/A                        250,000                0              0                 0
       Guyanor        0               N/A                          5,000                0              0                 0
---------------------------------------------------------------------------------------------------------------------------
Pierre Gousseland
       Company        0               N/A                        114,000                0          2,800                 0
       Guyanor        0               N/A                         90,000                0              0                 0
---------------------------------------------------------------------------------------------------------------------------
Louis Peloquin
     Company          0               N/A                     144,000 (1)               0              0                 0
     Guyanor          0               N/A                        120,000                0              0                 0
---------------------------------------------------------------------------------------------------------------------------
Hilbert Shields
     Company          0               N/A                     120,000 (1)               0              0                 0
     Guyanor          0               N/A                        118,000                0              0                 0
---------------------------------------------------------------------------------------------------------------------------
Carlos Bertoni
     Company          0               N/A                     140,000 (1)               0              0                 0
     Guyanor          0               N/A                        428,000                0              0                 0
---------------------------------------------------------------------------------------------------------------------------
Richard Winters
     Company          0               N/A                        123,024           30,000              0                 0
     Guyanor          0               N/A                         68,051                0              0                 0
---------------------------------------------------------------------------------------------------------------------------
Gordon Bell
     Company          0               N/A                     256,000 (1)               0              0                 0
     Guyanor          0               N/A                        143,051                0              0                 0
---------------------------------------------------------------------------------------------------------------------------

(1) Upon exercise of options granted prior to March 14, 1995, the holder will, in addition, be entitled to receive one-fifth of one Class B share of Guyanor for each Common Share acquired.
(2) For all unexercised options held as of December 31, 1999, the aggregate dollar value of the excess of the market value of the shares underlying those options over the exercise price of those unexercised options. On December 31, 1999, the closing price of the Common Shares was Cdn$1.36 on the TSE and the closing price of the Guyanor Class B shares was Cdn$0.46 on the TSE. On March 1, 2000, the closing price of the Common Shares was Cdn$2.00 on the TSE and the closing sale price of the Guyanor Class B shares was Cdn$0.70 on the TSE.

Report on Repricing of Options

On January 15, 1999, the Board of Directors of the Company approved a resolution amending certain outstanding stock options (the "Repriced Options") held by non-employee directors, executive officers and employees. The amendments to the Repriced Options provide for (i) a reduction of the exercise price of each Repriced Option from its original price to Cdn.$1.80 (the closing price of the Common Shares on the Toronto Stock Exchange on January 14, 1999) and (ii) a 20% reduction of the number of shares that can be purchased under each Repriced Option. The other terms of the Repriced Options were not changed. On March 10, 1999, the Toronto Stock Exchange consented to the amendments of all such Repriced Options granted to non-employee directors and to executive officers, subject to receiving the approval of disinterested shareholders at the Meeting. The resolution was approved by a majority of the votes cast by the disinterested holders of Common Shares at the June 15, 1999 Annual General Meeting of the shareholders of the Company. The Company has not done any other repricing of stock options since its establishment in 1992.

                          TEN-YEAR OPTION REPRICINGS

------------------------------------------------------------------------------------------------------------------------------------
                              Number of                                                              New Number of     Length of
                             Securities      Market Price of      Exercise Price                      Securities    Original Option
                             Underlying     Stock at Time of        at Time of            New         Underlying     Term Remaining
                               Options        Repricing or         Repricing or         Exercise        Options        at Date of
                             Repriced or    Amendment (Cdn$)     Amendment (Cdn$)     Price (Cdn$)        (#)         Repricing or
Name               Date      Amended (#)                                                                               Amendment
------------------------------------------------------------------------------------------------------------------------------------
Louis Peloquin     1/15/99         50,000           1.80             13.05               1.80          40,000       4 yrs 5 mths
                                   25,000           1.80             16.20               1.80          20,000       5 yrs 8 mths
                                   40,000           1.80              7.63               1.80          32,000       6 yrs 11 mths
                                   25,000           1.80             18.45               1.80          20,000       7 yrs 11 mths
                                   40,000           1.80              3.40               1.80          32,000       8 yrs 11 mths
------------------------------------------------------------------------------------------------------------------------------------
Hilbert Shields    1/15/99         25,000           1.80             12.15               1.80          20,000       4 yrs 9 mths
                                   25,000           1.80             16.20               1.80          20,000       5 yrs 8 mths
                                   40,000           1.80              7.63               1.80          32,000       6 yrs 11 mths
                                   25,000           1.80             18.45               1.80          20,000       7 yrs 11 mths
                                   35,000           1.80              3.40               1.80          28,000       8 yrs 11 mths
------------------------------------------------------------------------------------------------------------------------------------
Carlos Bertoni     1/15/99         25,000           1.80              5.50               1.80          20,000       3 yrs 11 mths
                                   25,000           1.80             12.15               1.80          20,000       4 yrs 9 mths
                                   25,000           1.80             16.20               1.80          20,000       5 yrs 8 mths
                                   40,000           1.80              7.63               1.80          32,000       6 yrs 11 mths
                                   25,000           1.80             18.45               1.80          20,000       7 yrs 11 mths
                                   35,000           1.80              3.40               1.80          28,000       8 yrs 11 mths
------------------------------------------------------------------------------------------------------------------------------------
Richard Winters    1/15/99         21,780           1.80              9.13               1.80          17,424       6 yrs 7 mths
                                   33,000           1.80              7.63               1.80          26,400       6 yrs 11 mths
                                   34,000           1.80             18.45               1.80          27,200       7 yrs 11 mths
                                   40,000           1.80              3.40               1.80          32,000       8 yrs 11 mths
------------------------------------------------------------------------------------------------------------------------------------
Gordon Bell        1/15/99        250,000           1.80              6.38               1.80         200,000       6 yrs 10 mths
                                   30,000           1.80             18.45               1.80          24,000       7 yrs 11 mths
                                   40,000           1.80              3.40               1.80          32,000       8 yrs 11 mths
------------------------------------------------------------------------------------------------------------------------------------

Employment Contracts and Termination Arrangements

All the Named Executive Officer currently employed by the Company (i.e. Mr. Bradford, Peloquin, Bertoni and Shields) have agreements with the Company in respect of their employment with the Company. The base salary amounts payable under these employment agreements are reviewed annually by such amount, if any, as the Compensation Committee determines following annual reviews.

The employment agreement with Mr. Bradford is for an indefinite term and may be terminated by the Company without cause provided that the Company pays in cash to Mr. Bradford in a lump sum at the time of termination the following amounts:

(i)  if terminated prior to May 1, 2000: six months of salary and benefits; or
(ii) if terminated after May 1, 2000: six months of salary and benefits plus one additional month of salary and benefits for each additional full month worked for the Company up to a maximum of 24 months of salary and benefits.

If Mr. Bradford's employment is terminated as a result of a change in control of the Company, the Company shall pay in cash to Mr. Bradford in a lump sum at the time of termination a sum equal to 24 months of salary and benefits. A change in control includes: (i) the acquisition by any person of a sufficient number of the outstanding voting securities of the Company to materially affect the control of the Company; (ii) a majority of the board of Directors of the Company shall be individuals who are not nominated by the Board of Directors of the Company; (iii) the Company is merged or consolidated with any person (and the Company is not the surviving corporation); (iv) all or substantially all of the assets of the Company are acquired by another person; or (v) Mr. Bradford's office, station or duties are materially reduced or adversely changed as a result of the occurrence of one of the events mentioned above in this paragraph in (i), (ii), (iii) and (iv).

In the case of Mr. Peloquin, his employment can be terminated by the Company or as a result of a change in control (as defined above) by paying in cash to Mr. Peloquin in a lump sum the amount of $75,000 (less applicable deduction) plus the amount necessary to maintain his benefits for a period of one year.

The Company can terminate the employment agreements with Messrs. Bertoni and Shields by giving them a 12-month notice in writing.

Compensation of Directors

During the year ended December 31, 1999, the Company paid a total of $83,440 to its non-employee directors in respect of Board and committee participation.

For the period from January 1 to June 15, 1999, Mr. Pierre Gousseland received a monthly payment of $3,000 as non-executive Chairman and Mr. Richard A. Stark received $2,000 a month as Chairman of the Audit and Governance Committee. All other non-employee directors from January 1 to June 15, 1999 received $1,000 a month.

On June 15, 1999, the Company adopted a new compensation schedule for its non-employee directors.

Annual fees

The Company pays an annual fee of:
     .    $18,000 to its non-executive Chaiman;
     .    $6,000 to the Chaiman of the Audit Committee;
     . $2,000 to the Chairman of the Compensation and Corporate Governance Committee;
     .    $2,000 to the Chairman of the Environment Committee; and
     .    $6,000 to the other directors.

Attendance fees

The Company pays the following fees for attending a meeting in person or by telephone:

     .    $1,500 to its non-executive Chaiman for attending a Board meeting;
     .    $750 to its non-executive directors for attending a Board meeting;
     .    $500 to its non-executive directors for attending a committee meeting.

The non-executive directors are also reimbursed for transportation and other out-of-pocket expenses reasonably incurred for attendance at Board and committee meetings and in connection with the performance of their duties as directors.

Stock Options

The Company's 1997 Stock Option Plan (the "Plan") provides for an automatic grant of an option to purchase 40,000 Common Shares to each person who becomes non-employee director, as of the date such person first becomes non-employee director, provided that, within the previous year, such person was not granted any other stock options by the Company.

Until June 1999, a non-employee director was entitled to receive an automatic stock option to purchase 10,000 Common Shares on each anniversary of his appointment to the Board. On June 15, 1999, the Board approved an amendment to the Plan that modified the timing of the annual grants to the non-employee directors. The amendment provides that a non-employee director will automatically be granted an additional stock option to purchase 10,000 Common Shares as of the date such non-employee director will be re-elected at an annual general meeting of the Company, provided that in respect of the first additional option to be granted at least 8 months shall have elapsed since the initial automatic option grant of 40,000 common shares. The Board may, at its discretion, grant additional options to non-employee directors from time to time. All options granted to the non-employee directors vested immediately and have a ten-year term. See "Stock Option Plan" below for other particulars of the Plan.

In January 1999, the Board approved amendments to stock options granted by the Company to certain directors and former directors. The amendments provide for
(i) a reduction of the exercise price of each repriced option from its original price to Cdn.$1.80 (the closing price of the Common Shares on the Toronto Stock Exchange on January 14, 1999) and (ii) a 20% reduction of the number of shares that can be purchased under each repriced option. The other terms of the repriced options do not change. The amendments were approved by the shareholders of the Company at their June 15, 1999 Annual Meeting. The original exercise price of the repriced options ranged between Cdn.$2.76 and Cdn.$24.40.

During the financial year ended December 31, 1999, the Company granted to its non-employee directors options to purchase a total of 121,500 Common Shares at an exercise price ranging from Cdn.$1.05 and Cdn.$1.17.

Because the non-employee directors of the Company are not employed by Guyanor, they are not eligible to participate in Guyanor's Stock Option Plan. Therefore, once a year, the Company grants as additional compensation to its non-employee directors options to purchase Class B shares of Guyanor from the Class B shares that the Company owns. The term of each option is ten years and the options granted so far vested immediately. During the fiscal year ended December 31, 1999, the Company granted to its non-employee directors options to purchase a total of 30,000 Guyanor Class B shares.

ITEM 12.   SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------   ----------------------------------------------------------------

The following table shows the number of Common Shares beneficially owned by each person known to the Company or its directors or senior officers to be the beneficial owner of more than 5% of its outstanding Common Shares, by each director of the Company, by each executive officer named in the table titled "Summary Compensation Table" which appears in Item 11 of this Form 10-K, and by all directors and executive officers of the Company as a group at March 1, 2000. It also shows the number of shares that those beneficial owner, directors and executives have a right to acquire on or before May 1, 2000. Unless otherwise noted, each shareholder has sole investment and voting power over the Common Shares owned.

-----------------------------------------------------------------------------------------------------------------------------
                                            Number of                                      Total
                                              Common                                    Beneficially
                                              Shares                                     Owned and
Name of Beneficial Owner and               Beneficially         Right to Acquire      Right to Acquire   Percent of Common
Address if required                            Owned              Common Shares        Common Shares           Shares
-----------------------------------------------------------------------------------------------------------------------------
Snyder Capital Management Inc.               4,934,786               797,500             7,518,000 (1)         20.3%
350 California Street, Suite 1460                                  1,785,714
San Francisco, CA 94104
----------------------------------------------------------------------------------------------------------------------------
David M. Knott                                       0               480,000             3,908,571 (1)         10.5%
485 Underhill Boulevard                                            3,428,571
Suite 205
Syosset, New York 11791
----------------------------------------------------------------------------------------------------------------------------
David Fagin                                    579,987               379,400               959,387              2.6%
----------------------------------------------------------------------------------------------------------------------------
James Askew                                    205,000               250,000               455,000               *
----------------------------------------------------------------------------------------------------------------------------
Gordon Bell                                     13,904               256,000               269,904               *
----------------------------------------------------------------------------------------------------------------------------
Peter Bradford                                     -0-               200,000               200,000               *
----------------------------------------------------------------------------------------------------------------------------
Carlos Bertoni                                  39,156               140,000               179,156               *
----------------------------------------------------------------------------------------------------------------------------
Louis Peloquin                                     -0-               144,000               144,000               *
----------------------------------------------------------------------------------------------------------------------------
Richard Winters                                 16,854               123,024               139,878               *
----------------------------------------------------------------------------------------------------------------------------
Hilbert Shields                                 11,056               120,000               131,056               *
----------------------------------------------------------------------------------------------------------------------------
Pierre Gousseland                                3,040               114,000               117,040
----------------------------------------------------------------------------------------------------------------------------
Robert Stone                                     5,000                69,500                74,500               *
----------------------------------------------------------------------------------------------------------------------------
Ernest Mercier                                   3,300                62,000                65,300               *
----------------------------------------------------------------------------------------------------------------------------
John Sabine                                        -0-                40,000                40,000               *
----------------------------------------------------------------------------------------------------------------------------
Directors and Executive Officers               882,297             2,049,924             2,932,221              7.9%
 as a group (2)
----------------------------------------------------------------------------------------------------------------------------

*    Indicates less than one percent.
(1) This information was taken from the most current Schedule 13-G provided to the Company by this beneficial owner.
(2) Includes the executive officers listed above and two other executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on the review of the section 16(a) reports filed by the directors and executives officers, and upon representations from those persons, all reports required to be filed by our reporting persons during 1999 were filed on time except for Mr. Louis Peloquin who inadvertently filed one report late with respect to one transaction (the sale of a small amount of common shares of the Company), and Mr. James Askew who inadvertently filed one report late with respect to one transaction (the purchase of common shares of the Company).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Certain directors and officers of the Company are and may continue to be involved in the mining and mineral exploration industry through their direct and indirect participation in corporations, partnerships or joint ventures, which are potential competitors. Situations may arise in connection with potential acquisitions and investments where the other interests of these directors and officers may conflict with the interests of the Company. As required by law, each of the directors of the Company is required to disclose any potential conflict of interest and to act honestly, in good faith and in the best interests of the Company.

When the Company acquired a 70% interest in Bogoso Gold Limited ("BGL") in September 1999, Mr. Peter Bradford, our current President and Chief Executive Officer of the Company, was Managing Director of Anvil Mining NL ("Anvil"). Anvil acquired a 20% interest in BGL. After joining the Company, Mr. Bradford continues to serve as director on the Board of Anvil Mining NL.

Except as otherwise disclosed herein, no insider of the Company, nor any associate or affiliate of an insider, has had any material interest in any transaction or proposed transaction which has materially affected or would materially affect the Company or any of its subsidiaries, nor has any director of the Company been involved, directly or indirectly, in any business or professional relationship with the Company in connection with the provision by the director or the Company of property, services or financing to the other since January 1, 1999.

Indebtedness of Directors and Officers

There was no indebtedness outstanding at March 1, 2000 in connection with a purchase of securities of the Company by directors, officers and employees of the Company or any of its subsidiaries. The following table sets forth information with respect to indebtedness incurred by any director or officer of the Company in connection with an acquisition by such officer or director of Common Shares. The loan indicated was granted pursuant to the Company's 1997 Stock Option Plan.

            TABLE OF INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS UNDER SECURITIES PURCHASE PROGRAMS

----------------------------------------------------------------------------------------------------------------------------------

                                                                                          Financially Assisted
                                               Largest Amount             Amount          Securities Purchases
                                           Outstanding During         Outstanding as          During the
                         Involvement of      the Financial Year             at             Financial Year
     Name and               Issuer or             Ended                March 1, 2000            Ended             Security for
Principal Position         Subsidiary       Dec. 31, 1999 (Cdn$)          (Cdn$)           Dec. 31, 1999 (#)      Indebtedness
----------------------------------------------------------------------------------------------------------------------------------
Richard Winters              Lender                102,439                   0                     0               Common Shares
Vice-President,
 Corporate
Development
----------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Winters surrendered his 11,220 common shares for cancellation and the loan was forgiven as of April 5, 1999.

At March 1, 2000, the total amount of indebtedness outstanding to the Company which was entered into other than in connection with a purchase of securities of the Company by directors, officers and employees of the Company or any of its subsidiaries was $16,929. The following table sets forth information with respect to such indebtedness incurred by any director or officer of the Company.


  TABLE OF INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS
                 OTHER THAN UNDER SECURITIES PURCHASE PROGRAMS

-------------------------------------------------------------------------------------------------------------------------------
                                                                      Largest Amount Outstanding
                                                                       During the Financial Year      Amount Outstanding as at
                                          Involvement of issuer or      Ended December 31, 1999            March 1, 2000
Name and Principal Position                      Subsidiary                      (US$)                         (US$)
-------------------------------------------------------------------------------------------------------------------------------
Louis Peloquin (1)                                 Lender                        16,860                        16,929
Vice-President, General Counsel and
Secretary
-------------------------------------------------------------------------------------------------------------------------------
David Fagin (2)                                    Lender                       667,699                             0
Director
-------------------------------------------------------------------------------------------------------------------------------

(1) The loan to Mr. Peloquin was made for the purpose of purchasing a residence at the time of his relocation to Denver, Colorado. The loan bears interest at the prime rate.
(2) The loan to Mr. Fagin was made when he was an employee of the Company in connection with different exercises of options under the Plan. Mr. Fagin ceased to be an employee on December 31, 1997 and the loan became due 30 days later in accordance with the Plan. The Board granted him an extension for the repayment of the loan. The loan was to be repayable in eight consecutive monthly installments starting July 1, 1999. In exchange for an earlier repayment of the loan, the Company agreed to reduce the loan by approximately $30,652. Mr. Fagin paid the Company $637,047 on May 11, 1999 to fully discharge the loan.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------     -------------------------------------------------------
             FORM 8-K
             --------

(a)     The following documents are filed as part of this Report:

1.      Financial Statements

        Management's Report
        Auditors' Report
        Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations Years Ended December 31, 1999, 1998 and 1997
        Consolidated Statement of Changes in Shareholders' Equity Years Ended December 31, 1999, 1998 and 1997
        Consolidated Statements of Cash Flows Years Ended December 31, 1999, 1998 and 1997
        Notes to Consolidated Financial Statements

2.      Financial Statement Schedules

        Financial Statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.
(b)     Reports on Form 8-K.

        On December 14, 1999, the Company filed with the Securities and Exchange Commission a Form 8-K/A amending a Form 8-K dated September 30, 1999 regarding the completion of the acquisition by the Company and Anvil Mining NL of 70% and 20%, respectively, of the common shares of Bogoso Gold Mine. The purpose of the amendment was to file the financial information required by Item 7 of Form 8-K.

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

3.2(a) By-law Number One amended and restated (incorporated by reference to Exhibit 3 to the Company's Form 10-Q for quarter ended June 30, 1995)

4.1 Form of Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on July 15,
        1994)

4.1(a) Registration Statement Form S-3 (333-12673) (incorporated by reference as filed on October 2, 1997)

4.2     Omitted

4.3 Rights Agreement dated April 24, 1996, between the Company and The R-M Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated May 7, 1996)

4.3(a) Amendment to Rights Agreement between the Company and CIBC Mellon Trust Company (formerly, the R-M Trust Company) dated as of June 30, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 1999)

4.4 Indenture, dated as of August 24, 1999, between the Company and IBJ Whitehall Bank & Trust Company, as trustee (the "Trustee") (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated August 24, 1999)

4.5 Indenture Supplement, dated as of August 24, 1999, between the Company and the Trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated August 24, 1999)

4.6       Form of Specimen of Debenture (incorporated by reference to Exhibit
          4.3 to the Company's Form 8-K dated August 24, 1999)

4.7       Form of Specimen of Four-Year Warrant (incorporated by reference to
          Exhibit 4.4 to the Company's Form 8-K dated August 24, 1999)

4.8 Form of Specimen of Eighteen-Month Warrant (incorporated by reference to Exhibit 4.5 to the Company's Form 8-K dated August 24, 1999)

4.9       Form of Specimen of Broker Warrant (incorporated by reference to
          Exhibit 4.6 to the Company's Form 8-K dated August 24, 1999)

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

10.29 Heads of Agreement dated August 19, 1996, and amendment No. 1 dated October 25, 1996, between the Company and BHP Minerals International Exploration Inc. regarding the Suriname Reconnaissance Project (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1996)

10.30     Omitted

10.31     Omitted

10.32     Omitted

10.33     Omitted

10.33(b)  1997 Stock Option Plan as amended and restated to June 14, 1999

10.34 Employees' Stock Bonus Plan amended and restated to June 7, 1995 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1995)

10.35(a) Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation)

10.36 Pan African Resources Corporation Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 1995)

10.37 Standardized Adoption Agreement for a 401-K Savings Plan adopted January 1, 1996 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1995)

10.38 Employment Contracts of Messrs. Bertoni and Shields, dated May 15, 1992, January 1, 1994, and January 1, 1994, respectively (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1995)

10.38(a) Employment contracts of Messrs. Bell, Peloquin and Winters dated October 24, 1995, November 25, 1997, and August 7, 1995, respectively (incorporated by reference to Exhibit 10.38(a) to the Company's Form 10-K for the year ended December 31, 1997)

10.38(b) Change In Control Agreements between the Company and Messrs. Bell, Fennell, Fleming, Peloquin and Winters dated December 17, 1997 (incorporated by reference to Exhibit 10.38(b) to the Company's Form 10-K for the year ended December 31, 1997)

10.38(c)  Employment contract with Mr. Peter Bradford dated November 1, 1999

10.39 Agreements between the Company and its outside directors, dated December 8, 1995, and December 10, 1996 (incorporated by reference as
          Exhibit 10.39 to the Company's Form 10-K for the year ended December 31, 1996) granting them options to purchase Guyanor Class "B" common shares

10.39(a) Agreements between the Company and its outside directors, dated December 9, 1997 granting them options to purchase Guyanor Class "B" common shares (incorporated by reference to Exhibit 10.39(b) to the Company's Form 10-K for the year ended December 31, 1997)

10.39(b) Agreements between the Company and its outside directors dated December 8, 1998 granting them options to purchase Guyanor Class "B" common shares.

10.39(c) Agreements between the Company and certain directors dated June 15, 1999 granting them options to purchase Guyanor Class "B" common shares


10.40 Amendment of Employment Agreement dated May 1, 1996, amending the Employment Agreement dated May 15, 1992, between the Company and David
          K. Fagin (incorporated by reference to Exhibit 10.40 to the Company's Form 10-K for the year ended December 31, 1996)

10.41     Omitted

10.43 Registration Rights Agreement between the Company, Elliott Associates, L.P. and Westgate International L.P. (incorporated by reference to
          Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30,
          1999)

10.44 Warrant to purchase common stock granted by the Company to Elliott Associates, L.P. dated June 9, 1999 (incorporated by reference to
          Exhibit 10.3 to the Company's Form 10-Q for the period ended June 30,
          1999)

10.45 Agreement for the sale and purchase of debt and 90% of the shares of Bogoso Gold Limited dated as of June 1, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the period ended June 30, 1999)

10.45(a) Revised and Restated Agreement, dated as of June 1, 1999, among the Company, Anvil and the other parties signatory thereto Agent (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated September 30, 1999)

10.46 Credit Facility letter and Option Premium Letter between Elliott Associates L.P. and the Company entered into on May 5, 1999 in connection with the purchase of 90% interest in Bogoso Gold Mine Ltd. (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the period ended June 30, 1999)

10.47 Agency Agreement, dated August 16, 1999, between the Company and TD Securities (USA) Inc, as agent (the "Agent") (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated August 24,
          1999)

10.48 Registration Rights Agreement, dated as of August 24, 1999, between the Company and the Agent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated August 24, 1999)

10.49 Escrow Agreement, dated as of August 24, 1999, among the Company, the Agent, IBJ Whitehall Bank & Trust Company, as escrow agent, and International Finance Corporation (incorporated by reference to
          Exhibit 10.3 to the Company's Form 8-K dated August 24, 1999)

10.50 Heads of Agreement dated June 9, 1999, between Guyanor Ressources S.A. and Rio Tinto Mining and Exploration Limited regarding the Dachine project in French Guiana

21.1      Subsidiaries of the Registrant

23.1      Consent of PricewaterhouseCoopers LLP, Chartered Accountants

27.1      Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GOLDEN STAR RESOURCES LTD.
                                  Registrant

          By:      /s/ Peter J. Bradford
                   ---------------------------------------------
                       Peter J. Bradford
                       President and Chief Executive Officer

          Date:    March 24, 2000
                   ---------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:      /s/ Peter J. Bradford      By:        /s/ Allan J. Marter
       -------------------------            ------------------------------------------
Name:    PeterJ. Bradford           Name:      Allan J. Marter
       -------------------------            ------------------------------------------
Title:   President and CEO          Title:  Vice-President and Chief Financial Officer
       -------------------------            ------------------------------------------
Date:    March 24, 2000             Date:      March 24, 2000
       -------------------------            ------------------------------------------

By:      /s/ James E. Askew         By:        /s/ David K. Fagin
       -------------------------            ------------------------------------------
Name:    James E. Askew             Name:      David K. Fagin
       -------------------------            ------------------------------------------
Title:   Director                   Title:     Director
       -------------------------            ------------------------------------------
Date:    March 24, 2000             Date:      March 24, 2000
       -------------------------            ------------------------------------------

By:      /s/ Ernest C. Mercier      By:        /s/ John W. Sabine
       -------------------------            ------------------------------------------
Name:    Ernest C. Mercier          Name:      John W. Sabine
       -------------------------            ------------------------------------------
Title:   Director                   Title:     Director
       -------------------------            ------------------------------------------
Date:    March 24, 2000             Date:      March 24, 2000
       -------------------------            ------------------------------------------

By:      /s/ Robert R. Stone
       -------------------------
Name:    Robert R. Stone
       -------------------------
Title:   Director
       -------------------------
Date:    March 24, 2000
       -------------------------