Form 10-Q
period 2000-03-31
GOLDEN STAR RESOURCES LTD
filed 2000-05-10
CIK 903571

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                _______________

                                   FORM 10-Q

                                _______________


          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes      X          No ____________
    -----------



Number of Common Shares outstanding as of April 30, 2000:  37,588,988

================================================================================

                           GOLDEN STAR RESOURCES LTD.

                                     INDEX

Part I    Financial Information
          Item 1.  Financial Statements................................................................... 3

          Item 2.  Management's Discussion and Analysis of Financial Condition,
                   Results of Operations and Recent Developments..........................................11

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................14

Part II   Other Information

          Item 1.  Legal Proceedings......................................................................15

          Item 6.  Exhibits and Reports on Form 8-K.......................................................15

Signatures................................................................................................16

              SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of the U.S. securities laws. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, capital expenditure, exploration efforts, financial needs, and other information that is not historical information. Golden Star Resources Ltd. (the "Company") forward-looking statements are based on the Company's current expectations and various assumptions as of the date such statements are made. The Company cannot give assurance that such statements will prove to be correct.

These forward-looking statements include statements regarding: the impact of our shift in business strategy; the impact that the Bogoso mine may have on our future liquidity, cash flows, financial requirements, operating results and capital resources; the operational and financial performance of the Bogoso mine; targets for gold production; cash operating costs and expenses; increases or decreases in production from our mining operations; schedules for completion of feasibility studies; potential increases in reserves and production; the timing and scope of future drilling and other exploration activities; expectations regarding receipt of permits and commencement of mining or production; anticipated recovery rates; and potential acquisitions or increases in property interests in the region of the Bogoso mine.

Factors that could cause our actual results to differ materially from these statements include changes in gold prices, unanticipated grade changes, unanticipated changes and recovery problems, mining and milling costs, geology, metallurgy, processing, access, transportation of supplies, water availability, results of current and future exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, joint venture relationships, availability of materials and equipment, the timing of receipt of governmental approvals for new permits or renewal of permits, capitalization and commercial viability, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, labor disputes, delays in start-up dates, environmental costs and risks, local and community impacts and issues, and general domestic and international economic and political conditions.

                         Part I - Financial Information

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                           GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 As of               As of
                                                                                               March 31,          December 31,
                                                                                                 2000                1999
                                                                                              ---------           -----------
ASSETS
CURRENT ASSETS
   Cash and short-term investments                                                            $   2,384            $   2,905
   Accounts receivable                                                                            1,293                1,976
   Inventories (Note 3)                                                                           9,708                8,905
   Other assets                                                                                     174                  171
                                                                                              ---------            ---------
       Total Current Assets                                                                      13,559               13,957

RESTRICTED CASH (Note 9)                                                                          6,000                6,000
NOTE RECEIVABLE                                                                                   3,934                3,784
ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 4)                                 39,317               37,922
INVESTMENT IN OMAI GOLD MINES LIMITED                                                               992                1,023
MINING PROPERTIES (Net of accumulated depreciation of $4,753 and $2,777, respectively)            8,475               10,413
FIXED ASSETS (Net of accumulated depreciation of $2,648 and $2,587, respectively)                 1,796                1,175
OTHER ASSETS                                                                                         80                   78
                                                                                              ---------            ---------
               Total Assets                                                                   $  74,153            $  74,352
                                                                                              =========            =========

LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                   $   4,063            $   4,414
   Accrued wages and payroll taxes                                                                  261                  315
   Current portion of amount payable to financial institutions                                    3,208                3,208
                                                                                              ---------            ---------
       Total Current Liabilities                                                                  7,532                7,937

LONG-TERM DEBT                                                                                    2,188                2,254
AMOUNT PAYABLE TO FINANCIAL INSTITUTIONS                                                          3,708                3,708
CONVERTIBLE DEBENTURES (Note 5)                                                                   3,022                3,184
ENVIRONMENTAL REHABILITATION LIABILITY (Note 9)                                                   6,549                6,721
OTHER LIABILITIES                                                                                    24                   24
                                                                                              ---------            ---------
       Total Liabilities                                                                         23,023               23,828

MINORITY INTEREST                                                                                10,314               10,023

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 6)                                                                          160,887              160,502
     Common shares, without par value, unlimited shares authorized.  Shares issued and outstanding:  March 31, 2000 - 37,548,988; December 31, 1999 - 36,943,731
Equity component of convertible debentures (Note 5)                                               1,045                1,045

DEFICIT                                                                                        (121,116)            (121,046)
                                                                                              ---------            ---------
       Total Shareholders' Equity                                                                40,816               40,501
                                                                                              ---------            ---------
               Total Liabilities and Shareholders' Equity                                     $  74,153            $  74,352
                                                                                              =========            =========

  The accompanying notes are an integral part of these consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      (Stated in thousands of United States Dollars except share amounts)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                        Three Months Ended   Three Months Ended
                                                                          March 31, 2000       March 31, 1999
                                                                        -------------------  -------------------
REVENUE
   Gold sales                                                                       $8,693            $       -
   Interest and other                                                                  298                  166
                                                                                    ------               ------
                                                                                     8,991                  166
                                                                                    ------               ------

COSTS AND EXPENSES
   Mining operations                                                                 5,518                    -
   Depreciation, depletion and amortization                                          2,164                   54
   Exploration expense                                                                 360                   47
   General and administrative                                                          550                  698
   Gain on disposal of assets                                                          (33)                   -
   Interest expense                                                                    257                    6
   Foreign exchange loss (gain)                                                          3                  (22)
                                                                                    ------               ------
                                                                                     8,819                  783
                                                                                    ------               ------

INCOME/(LOSS) BEFORE THE UNDERNOTED                                                    172                 (617)

Omai preferred share redemption premium                                                 36                  225
                                                                                    ------               ------
Income/(Loss) before minority interest                                                 208                 (392)
Minority interest                                                                     (278)                 119
                                                                                    ------               ------

NET LOSS                                                                            $  (70)              $ (273)
                                                                                    ======               ======

BASIC AND DILUTED NET LOSS PER SHARE                                                $(0.00)              $(0.01)
                                                                                    ======               ======

Weighted Average Shares Outstanding
  (in millions of shares)                                                             37.4                 30.2
                                                                                    ======               ======

  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Stated in thousands of United States Dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                              Three Months Ended   Three Months Ended
                                                                                March 31, 2000       March 31, 1999
                                                                              ------------------   ------------------
Operating Activities:
Net loss                                                                             $   (70)             $  (273)

Reconciliation of net loss to net cash used in operating activities:
Depreciation, depletion and amortization                                               2,164                   54
Accretion of equity component of convertible debentures                                   52                    -
Premium on Omai preferred share redemption                                               (36)                 (226)
Gain on disposal of assets                                                               (33)                   -
Minority interest                                                                        278                 (119)
Expenditures incurred for reclamation                                                   (172)                   -
Changes in non-cash operating working capital
   Accounts receivable                                                                   683                    5
   Inventories                                                                          (803)                   9
   Accounts payable and accrued liabilities                                             (351)                (346)
   Accrued wages and payroll taxes                                                       (54)                 (55)
   Other current assets                                                                   (3)                  83
                                                                                     -------              -------
Total changes in non-cash operating working capital                                     (528)                (304)
                                                                                     -------              -------
       Net Cash Provided by (Used in) Operating Activities                             1,655                 (868)
                                                                                     -------              -------

Investing Activities:
Expenditures on mineral properties, net of joint venture recoveries                   (1,466)              (1,324)
Expenditures on mining property                                                          (38)                   -
Equipment purchases                                                                     (841)                   -
Omai preferred share redemption                                                           66                  413
Proceeds from sale of equipment                                                           39                    -
Other                                                                                      -                   19
                                                                                     -------              -------
       Net Cash Used in Investing Activities                                          (2,240)                (892)
                                                                                     -------              -------

Financing Activities:
Repayment of long-term debt                                                              (66)                (413)
Issuance of share capital, net of issue costs                                            131                    -
Other                                                                                     (1)                 (19)
                                                                                     -------              -------
       Net Cash Provided by (Used in) Financing Activities                                64                 (432)
                                                                                     -------              -------

Decrease in cash and short-term investments                                             (521)              (2,192)
Cash and short-term investments, beginning of period                                   2,905                7,350
                                                                                     -------              -------
Cash and short-term investments, end of period                                       $ 2,384              $ 5,158
                                                                                     =======              =======

  The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(Unaudited)
(All amounts are in thousands of United States Dollars, unless otherwise indicated)

These financial statements and the accompanying notes should be read in conjunction with the consolidated financial statements and related notes included in the annual report on Form 10-K for the Company for the fiscal year ended December 31, 1999, on file with the Securities and Exchange Commission and with the Ontario Securities Commission (hereinafter referred to as "the Company's 1999 10-K"). All amounts are in United States Dollars unless otherwise stated.

The unaudited financial statements for the three months ended March 31, 2000 and 1999, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

(1)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

                                                 March 31, 2000   March 31, 1999
                                                 --------------   --------------
     Depreciation charged to projects                  $  27             $94
     Shares issued upon conversion of                  $ 214             $ -
      convertible debentures (Note 6)
     Conversion of convertible debentures              $(214)            $ -
      (Note 6)


(2)  NEW ACCOUNTING STANDARDS
     ------------------------

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

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The objective of this SAB is to provide additional guidance on revenue recognition issues in the absence of authoritative accounting literature addressing a specific arrangement or a specific industry. In March 2000, the SEC released SAB No. 101A, which delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 until the second fiscal quarter of the first fiscal year beginning after December 15, 1999. The effect on the Company's financial position or results of operations has not yet been determined.

(3)  INVENTORIES
     -----------


                                           March 31, 2000      December 31, 1999
                                           --------------      -----------------
     Broken Ore                                  $3,110               $2,862
     In-process                                   1,228                  836
     Materials and Supplies                       5,370                5,207
                                                 ------               ------
                                                 $9,708               $8,905
                                                 ======               ======

(4)  ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS
     -------------------------------------------------------

                                  Acquisition,                                                                    Acquisition,
                                  Deferred                                                           Property     Deferred
                                  Exploration and                                                    Abandon-     Exploration and
                                  Development         Capitalized     Capitalized     Joint           ments/      Development
                                  Costs as at         Exploration     Acquisition     Venture         Write-      Costs as at
                                  Dec. 31, 1999      Expenditures    Expenditures     Recoveries      downs       March 31, 2000
                                ==================================================================================================
GUYANA
   Eagle Mountain                      $ 1,364          $    -            $ -            $   -          $ -             $ 1,364
   Other                                   123               2              -                -            -                 125
                                --------------------------------------------------------------------------------------------------
Sub-total                                1,487               2              -                -            -               1,489
                                --------------------------------------------------------------------------------------------------
SURINAME
   Gross Rosebel                        14,913             304              -             (183)           -              15,034
   Other                                   212              46              -                -            -                 258
                                --------------------------------------------------------------------------------------------------
Sub-total                               15,125             350              -             (183)           -              15,292
                                --------------------------------------------------------------------------------------------------
FRENCH GUIANA
(Guyanor Ressources S.A.)
   Dorlin                                2,608             101              -              (54)           -               2,655
   Yaou                                  7,633              43              -              (23)           -               7,653
   Paul Isnard / Eau Blanche             5,446             140              -                -            -               5,586
   Paul Isnard Alluvials                 1,987               -              -                -            -               1,987
   Dachine                               1,720             339              -             (324)           -               1,735
                                --------------------------------------------------------------------------------------------------
Sub-total                               19,394             623              -             (401)           -              19,616
                                --------------------------------------------------------------------------------------------------
AFRICA
(Pan African Resources
 Corporation)
   Ivory Coast / Tanda                   1,681               -              -                -            -               1,681
(Bogoso Gold Limited)
   Riyadh                                   75              21              -                -            -                  96
   Bogoso Sulfide                          160             983              -                -            -               1,143
                                --------------------------------------------------------------------------------------------------
Sub-total                                1,916           1,004              -                -            -               2,920
                                --------------------------------------------------------------------------------------------------
OTHER                                        -               -              -                -            -                   -
                                --------------------------------------------------------------------------------------------------
TOTAL                                  $37,922          $1,979            $ -            $(584)         $ -             $39,317
                                ==================================================================================================

The recoverability of amounts shown for acquisition, deferred exploration and development costs is dependent upon the sale or discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the development, and upon future profitable production or proceeds from the disposition thereof. The amounts deferred represent costs to be charged to operations in the future and do not necessarily reflect the present or future values of the properties.

(5)  CONVERTIBLE DEBENTURES
     ----------------------

                                                 Liability        Equity
                                                 Component       Component
                                                 ---------       ---------
     Balance at December 31, 1999                  $3,184          $1,045
     Conversion to shares                            (214)              -
     Accretion                                         52               -
                                                   ------          ------

     Balance at March 31, 2000                     $3,022          $1,045
                                                   ======          ======

On August 24, 1999, the Company issued the principal amount of $4,155,000 in subordinated convertible debentures to raise financing for the acquisition of Bogoso Gold Limited (BGL). The debentures mature on August 24, 2004 and bear interest at the rate of 7.5% per annum from the date of issue, payable semi-annually on February 15 and August 15, to the debenture-holders as of February 1 and August 1, respectively, commencing on February 15, 2000.

(6)  CHANGES TO SHARE CAPITAL
     ------------------------

During the quarter ended March 31, 2000, the Company issued 62,400 shares under options and 150,000 shares under warrants. Also during the quarter, $275,000 of previously issued convertible debentures were converted into 392,857 shares.

(7)  PURCHASE OF BOGOSO GOLD LIMITED
     -------------------------------

On September 30, 1999 the Company and Anvil Mining NL ("Anvil") purchased 90% of the shares of BGL.

The following is the pro-forma income and loss for the three months ended March 31, 2000 and 1999, showing the results had the transaction been completed on January 1, 1999:

                                       For the three months ended
                                    March 31, 2000   March 31, 1999
                                    --------------   --------------
     Revenue                             $8,991          $11,311
     Net Loss                            $  (70)         $  (239)
     Net Loss Per Share                  $(0.00)         $ (0.01)


(8)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES
     ------------------------------------------------------------------------

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with generally accepted accounting principles in the United States. Differences which materially affect these consolidated financial statements are:

(a) For United States GAAP ("US GAAP") exploration and general and administrative costs related to projects are charged to expense as incurred. As such, the majority of costs charged to Exploration Expense and Abandonment of Mineral Properties under Canadian GAAP would have been charged to earnings in prior periods under US GAAP. Prior to development, only property acquisition costs are capitalized for both Canadian and US GAAP.

(b) For periods prior to May 15, 1992, (the "Amalgamation"), the Company's reporting currency was the Canadian Dollar. Subsequent to the Company's Amalgamation and moving of corporate headquarters to the United States, the reporting currency was changed to the US Dollar. As such, for the financial statements for the period prior to May 15, 1992, the Company's financial statements were translated into US Dollars using a translation of convenience. US GAAP requires translation in accordance with the current rate method.

(c) Under US GAAP, the preferred share investment in OGML would have a carrying value of nil since the preferred shares were received in recognition of past exploration costs incurred by the Company, all of which were expensed for US GAAP purposes. Therefore, the entire Omai preferred share redemption premium would have been included in income. Under Canadian GAAP, a portion of the premium on the Omai preferred share redemption is included in income with the remainder reducing the carrying value of the Company's preferred stock investment.

(d) US GAAP requires that compensation expense be recorded for the excess of the quoted market price over the option price granted to employees and directors under stock option plans. Under Canadian GAAP, no compensation expense is required to be recorded for such awards.

(e) Canadian GAAP requires that convertible debentures should be classified into their component parts, as either a liability or equity, in accordance with the substance of the contractual agreement. Also, under Canadian GAAP the accretion is calculated from the equity component and charged to interest expense. Under US GAAP, the convertible debenture would be classified entirely as a liability.

(f) The gains on subsidiaries' issuance of common shares recorded under Canadian GAAP in respect of the Guyanor public offering and the PARC private placement are not appropriate under US GAAP.

(g) The Company eliminated its accumulated deficit through the amalgamation (defined as a reorganization under US GAAP) effective May 15, 1992. Under US GAAP the cumulative deficit was greater than the deficit under Canadian GAAP due to the write-off of certain deferred exploration costs described in (a) above.

(h) Under US GAAP, accrued severance and social charges of $1.1 million resulting from suspension of alluvial mining operations at SOTRAPMAG would not have been recorded as the requirements for accrual under US GAAP were not satisfied as of December 31, 1996. These charges were recorded in 1997 as all requirements had been met.

(i) Under US GAAP, items such as foreign exchange gains and losses are required to be shown separately in the derivation of Comprehensive Income.

(j) Under US GAAP, the fair value of warrants issued in connection with the credit facility that was arranged for, but not used to effect, the purchase of Bogoso Gold Limited ("BGL"), is required to be expensed. Under Canadian GAAP, the fair value was treated as additional purchase price. The difference in basis creates differences in the related depletion.

Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                       For the three months ended
                                                                   March 31, 2000       March 31, 1999
                                                                   --------------       --------------
Net loss under Canadian GAAP                                           $   (70)            $  (273)
Net effect of the deferred exploration expenditures on loss
 for the period (a)                                                     (1,394)             (1,418)
Effect of capitalized acquisition costs net of related
 depletion (j)                                                             234                   -
Other (c) (d) (e)                                                           67                 167
                                                                       -------             -------
Loss under US GAAP before minority interest                             (1,163)             (1,524)
Minority interest                                                          366                 165
                                                                       -------             -------
Net loss under US GAAP                                                 $  (797)             (1,359)
Other comprehensive income foreign exchange gain (i)                         5                  22
                                                                       -------             -------
Comprehensive income                                                   $  (792)            $(1,337)
                                                                       =======             =======
Basic and diluted Net loss per share under US GAAP                      $(0.02)             $(0.04)
                                                                       =======             =======

The effect of the differences in accounting under Cdn GAAP and US GAAP on the balance sheets and statements of cash flows are as follows:

Balance Sheet

                                                        As of March 31, 2000    As of December 31, 1999
                                                       ----------------------  -------------------------
                                                        Cdn GAAP    US GAAP      Cdn GAAP      US GAAP
                                                       ----------  ----------  ------------  -----------
Cash                                                   $   2,384   $   2,384     $   2,905    $   2,905
Other current assets                                      11,175      11,175        11,052       11,052
Restricted cash                                            6,000       6,000         6,000        6,000
Acquisition, deferred exploration and
 development (a)                                          39,317      11,302        37,922       11,302

Investment in OGML (c)                                       992           -         1,023            -
Mining properties (j)                                      8,475       7,476        10,413        9,180
Other assets                                               5,810       5,960         5,037        5,196
                                                       ---------   ---------     ---------    ---------
   Total Assets                                        $  74,153   $  44,297     $  74,352    $  45,635
                                                       =========   =========     =========    =========

Liabilities                                            $  23,023   $  23,881     $  23,828    $  24,799
Minority interest                                         10,314       9,616        10,023        9,690
Share capital, net of stock option loans (e)             161,932     158,378       161,547      157,932
Cumulative translation adjustments (b)                         -       1,595             -        1,595
Accumulated comprehensive income                               -        (578)            -         (583)
Deficit (a)(j)(e)                                       (121,116)   (148,595)     (121,046)    (147,798)
                                                       ---------   ---------     ---------    ---------

   Total Liabilities and Shareholders' Equity          $  74,153   $  44,297     $  74,352    $  45,635
                                                       =========   =========     =========    =========

Statements of Cash Flows

Net cash Provided By (Used In):

                                       Operating Activities    Investing Activities    Financing Activities
                                       --------------------    --------------------    --------------------
                                      Cdn GAAP    U.S. GAAP   Cdn GAAP    U.S. GAAP   Cdn GAAP    U.S. GAAP
For the three months ended
   March 31, 2000                       $1,655     $   302     $(2,240)     $ (887)      $  64       $  64
For the three months ended
   March 31, 1999                       $ (868)    $(1,873)    $  (892)     $1,328       $(432)      $(432)

The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (e).

Operations by geographic area under US GAAP:

                                      Operating Revenues          Net Loss           Identifiable Assets
                                      ------------------          --------           -------------------
For the three months ended
 March 31, 2000
   South America                             $    5                $  (642)                 $11,842
   Africa                                     8,946                     87                   21,888
   Corporate                                     40                   (242)                  10,567
                                             ------                -------                  -------
                                             $8,991                $  (797)                 $44,297
                                             ======                =======                  =======

For the three months ended
 March 31, 1999
   South America                             $    2                $(1,178)                 $18,418
   Africa                                         -                   (110)                   1,051
   Corporate                                    164                    (71)                   5,314
                                             ------                -------                  -------
                                             $  166                $(1,359)                 $24,783
                                             ======                =======                  =======

(9)  COMMITMENTS AND CONTINGENCIES
     -----------------------------


Environmental Regulations

The Company is not aware of any events of material non-compliance in its operations with environmental laws and regulations which could have a material adverse effect on the Company's operations or financial condition. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. The environmental rehabilitation liability for reclamation and closure costs at the Bogoso mine at March 31, 2000 was $6.5 million.

Restricted Cash

Upon the closing of the acquisition of BGL in 1999, the Company was required, under to the acquisition agreement, to restrict $6 million in cash. These funds are to be used for the ongoing, final reclamation and closure costs relating to the Bogoso mine site. The withdrawal of these funds must be agreed to by the sellers of BGL, who are ultimately responsible for the reclamation in the event of non-performance by Golden Star and Anvil.

(10) RELATED PARTIES
     ---------------

During 1999, the Company, in conjunction with Anvil Mining NL, acquired BGL. The current President and CEO of the Company, Peter J. Bradford, is also a Director of Anvil Mining NL and this relationship constitutes a related party. Based on the heads of agreement with Anvil to effect the BGL acquisition, the Company provided Anvil with a promissory note for their share of the purchase price and also a note for their share of the acquisition costs. Additionally Anvil, is responsible for their share of the additional acquisition costs. The total of these amounts owed to the Company at March 31, 2000 was $3.9 million. This amount will be repaid through the cash flow from BGL.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          --------------------------------------------------
          CONDITION, RESULTS OF OPERATIONS AND RECENT DEVELOPMENTS
          --------------------------------------------------------

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). For US GAAP reconciliation see Note 6 to the attached unaudited consolidated financial statements. All amounts are in US Dollars.

Special Note Regarding Forward Looking Statements
-------------------------------------------------

The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. The Management's Discussion and Analysis contains "forward-looking statements" that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. Refer to the "Special Notice regarding Forward-Looking Statements" on page 2 of this Form 10-Q.

RESULTS OF OPERATIONS
---------------------

Overview

On September 30, 1999, the Company and Anvil Mining NL, an Australian company ("Anvil"), completed the acquisition of 70% and 20% respectively, of the common shares of Bogoso Gold Limited ("BGL"). The Government of Ghana retained its 10% equity interest in BGL. BGL is the owner of the Bogoso Mine, an operating gold mine in the Republic of Ghana, which the Company and Anvil intend to continue to operate. The initial purchase price for BGL was $6.5 million, which was funded by the Company from working capital and the proceeds from the August 24, 1999 offerings of convertible debentures, common shares and warrants. The acquisition agreement also provides for additional purchase price payments to the IFC (on behalf of the consortium of banks that sold BGL). The Company has accrued $6.4 million to reflect these future additional purchase price payments, based on its estimate that, if the gold price averages $290 per ounce for the remainder of the Bogoso mine life, Golden Star and Anvil would have to pay the consortium of banks this amount as a purchase price adjustment. The Company and Anvil also acquired by way of assignment all the outstanding debt owed to the sellers. The Company will receive preferential repayment of its acquisition costs, including the amount owed to it by Anvil, and all inter-company debt and interest will be repaid prior to any distribution to shareholders.

This acquisition is consistent with the Company's shift in focus away from being a pure exploration company, to becoming a production, development and advanced stage exploration company. Prior to September 30, 1999, the Company's focus was solely on the exploration and development (if warranted) of precious metal and diamond deposits within specific geological domains. The Company's results of operations, discussed below, include results of BGL for the three months ended March 31, 2000.

Three Months Ended March 31, 2000 compared to the Three Months Ended March 31, 1999

During the first quarter of 2000, the Company reported a net loss of $0.1 million or $0.00 per share as compared to a net loss of $0.3 million or $0.01 per share for the first quarter of 1999. The Company had revenue and costs from BGL in the first quarter of 2000 (see below, with zero in the first quarter of 1999, before the acquisition of the interest in BGL). The Company also received premium income of $0.04 million in this period from the redemption of its preferred shares in Omai Gold Mines Limited, compared to $0.2 million in the first quarter of 1999.

Total revenues during the first quarter of 2000 increased to $9.0 million with the production and sale of 29,923 ounces of gold from Bogoso (as compared to $0.2 million from interest and other during the first quarter of 1999). The Company acquired its interest in the Bogoso gold mine on September 30, 1999. The average gold price realized during the quarter was $291 per ounce and cash costs were $184 per ounce.

General and administrative expenditures decreased to $0.6 million during the first quarter of 2000 as compared to $0.7 million during the first quarter of 1999 due to the Company's on going cost reduction efforts. Exploration expense for the quarter increased $0.3 million to $0.4 million in the first quarter of 2000 as a result of closure costs for exploration offices. Interest expense increased to $0.3 million during the first quarter of 2000, as compared to less than $0.1 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2000, the Company held cash and short term investments of $2.4 million ($5.2 million as of March 31, 1999 and $2.9 million as of December 31, 1999) and working capital of $6.0 million ($4.6 million as of March 31, 1999 and $6.0 million as of December 31, 1999).

Cash used in investing activities increased to $2.2 million for the three months ended March 31, 2000 as compared to $0.9 million for the three months ended March 31, 1999, primarily due to expenditures on mineral properties and equipment purchases.

Cash provided by financing activities amounted to $0.1 million for the period in 2000, compared with cash used in financing activities of $0.4 million for the corresponding period in 1999 (which included the repayment of long-term debt due to OGML of $0.4 million). There were no issuances of share capital in the first quarter of 1999 as compared to $0.1 million in the first quarter of 2000.

Bogoso Gold Limited

Total exploration expenditures by BGL in Ghana for the first quarter of 2000 amounted to $1.0 million (compared to nil in the first quarter of 1999, prior to the Company's acquisition of BGL). These costs were primarily for additional drilling and other costs for the preparation of the feasibility study on the Bogoso sulfide mineralized material.

French Guiana (Guyanor Ressources S.A.)

Total exploration expenditures by Guyanor for the first quarter amounted to $0.6 million, offset by joint venture recoveries of $0.4 million (compared to expenditures of $0.7 million and joint venture recoveries of $0.2 million in the first quarter of 1999). Activities in French Guiana focused primarily on further work at Yaou and Dorlin, Dachine and Paul Isnard. General and administrative expenditures for Guyanor which were not reimbursed by joint venture partners amounted to $0.2 million for the quarter ended March 31, 2000 (compared to $0.4 million in the first quarter of 1999).

Guyana

Capitalized exploration and acquisition expenditures in the first quarter of 2000 in Guyana were nil (compared to $0.3 million during the first quarter of 1999). Activities in Guyana focused primarily on the restructuring of the Guyana exploration activities and the recovery of cash for property bonds on projects abandoned, the related costs were expensed. The Guyana office was closed as of March 31, 2000.

Suriname

Exploration expenditures in Suriname during the first quarter of 2000 focused primarily on the Gross Rosebel project. Total spending in Suriname in the period of $0.4 million was offset by joint venture recoveries of $0.2 million (as compared to expenditures of $0.2 million and recoveries of $0.1 million during the first quarter of 1999). The reduction is primarily a result of the placement of the Gross Rosebel project on care and maintenance pending improved gold prices, the resolution of various technical matters and joint venture partner Cambior's future development plans.

Outlook

In prior years the Company has relied primarily on the capital markets to fund its acquisitions, operations and exploration activities. With the acquisition of BGL and its operating gold mine, effective September 30, 1999, the Company now has a source of positive cash flow from mining operations through at least the end of 2000. The current market for gold shares continues to be weak and equity capital is difficult to obtain; but, as the Company demonstrated in 1999 through its capital raising activities (from the issuance of shares and convertible debentures), it is somewhat easier to raise funds to acquire producing mining assets compared with the challenge of raising capital primarily for exploration. The Company is projected to generate sufficient cash flow through the balance of 2000 to cover its exploration obligations and general and administrative expenses, however additional capital would be required for major capital expenditure, development or acquisitions. The Company will continue to explore various possibilities for raising capital, which might include, among other things, the establishment of additional joint ventures, the sale of property interests, debt financing and the issuance of new equity. At March 31, 2000, the Company held consolidated cash and short term investments of $2.4 million.

New Accounting Standards

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

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The objective of this SAB is to provide additional guidance on revenue recognition issues in the absence of authoritative accounting literature addressing a specific arrangement or a specific industry. In March 2000, the SEC released SAB No. 101A, which delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 until the second fiscal quarter of the first fiscal year beginning after December 15, 1999. The effect on the Company's financial position or results of operations has not yet been determined.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The Company's exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on the Company's investment portfolio, changes in foreign currency exchanges rates and commodity price fluctuations. The Company also has various agreements that are classified as derivative financial instruments.

Interest Rate Risk

The Company may from time to time invest its cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers, and limits the amount of exposure to any one issuer. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. For example, if interest rates on the Company's current interest bearing deposits were to change by 1%, the Company's revenue could increase or decrease by approximately $0.1 million per year. The Company may in the future actively manage its exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

The price of gold is denominated in U.S. dollars and the majority of the Company's revenues and expenses are denominated in U.S. dollars. As a result of the limited exposure, management considers that the Company is not exposed to a material risk as a result of any changes in foreign currency exchange rate changes, so the Company does not utilize foreign exchange risk sensitive instruments to manage its exposure.

Commodity Price Risk

The Company is engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold bullion is the Company's primary product and, as a result, changes in the price of gold could significantly affect the Company's results of operations and cash flows. According to current estimates, a $25 change in the price of gold could result in a $1.0 million (annual) effect on the results of operations and cash flows. The Company currently does not have a program for hedging, or to otherwise manage its exposure to gold price risk. The Company may in the future manage its exposure through appropriate hedging programs.

Derivative Financial Instruments

The Company entered into various agreements in relation to the acquisition of BGL that may be classified as derivative financial instruments. The Company and Anvil will be required to make additional future payments to the consortium of banks, depending on the then-current price of gold and the potential acquisition of ore in Ghana outside the region of BGL's mining interests. The gold price related payments are due as to 50% one year after closing and 50% at the earlier of production of gold ceasing or the second anniversary after closing. The Company is obligated to escrow the estimated payments six months and 18 months after closing, respectively. These payments are equal to the product (in U.S. dollars) of 183,333 and the amount, if any, that the average daily gold price (in U.S. dollars in the London Bullion Market Association p.m. gold fix) over the period from closing to the payment dates exceeds $255 per ounce. Such payments are capped at $10.0 million in total. The payment made on the first anniversary of the acquisition will be non-refundable and credited against any payment due on the second anniversary. The Company is depleting this amount over production from proven and probable reserves. The actual amount of the additional purchase price cannot be determined as it could be significantly impacted by changes in the price of gold. The Company is also required to make production related payments to the provider of the credit facility arranged for, but not used, to effect the acquisition of BGL. The Company is required to pay $0.3 million for every 12-month period that BGL produces over 75,000 ounces of gold. Based on proven and probable reserves, the Company has accrued $0.5 million (for two years' production) and is depleting this amount over production from proven and probable reserves. This payment extends over six years and is capped at $1.3 million.


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits

     27   Financial Data Schedule

(b)  Reports filed on Form 8-K during the quarter ended March 31, 2000

     None

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GOLDEN STAR RESOURCES LTD.



                             By:    /s/ Peter J. Bradford
                                   -------------------------------------------
                                   Peter J. Bradford
                                   President and Chief Executive Officer



                             By:    /s/ Allan J. Marter
                                   -------------------------------------------
                                   Allan J. Marter
                                   Vice President and Chief Financial Officer


May 10, 2000