Form 10-K/A
period 1998-12-31
GOLDEN STAR RESOURCES LTD
filed 2000-07-10
CIK 903571

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-K/A-2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 1998

                        Commission file number 1-12284

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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form l0-K. ______

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $52.0 million as of March 1, 2000, based on the closing price of the shares on the American Stock Exchange of $1.44 per share.

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

The Company's efforts are concentrated in a geologic domain known as greenstone belts, which are ancient volcano-sedimentary rock assemblages. Greenstone belts are known to be favorable geologic environments for gold mineralization and account for a significant proportion of the world's historic gold production. The Company began its exploration activities in 1985 in the tropical, Proterozoic greenstone belts of the Guiana Shield, and extended its activities in the 1990's to the geologically related greenstone belts of the Brazilian Shield and West African Shield and to the greenstone belts of East Africa. During 1998, the Company abandoned or suspended its activities on several projects to focus on its most promising prospects.

As at March 12, 1999, the Company's interest in gold production was in the form of a 30% common share equity interest in Omai Gold Mines Limited, a company incorporated under the laws of Guyana ("OGML"), the owner and operator of the Omai gold mine in Guyana (the "Omai Mine") (see "Item 2. Description of Properties - Guyana Properties - Omai Mine"). A study was completed in 1997 on the Company's second major project, Gross Rosebel, located in Suriname. The study contained a description and analysis of the economic and commercial viability of bringing into production and operating a mine on Gross Rosebel assuming a gold price of between $380 and $400 during the life of the mine. Mine development at Gross Rosebel has been deferred pending receipt of all necessary approvals from the Government of Suriname (including approval of the feasibility study), the resolution of several development issues and an improved gold price. (See "Item 2. Description of Properties - Suriname - Gross Rosebel".)

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

 .    Concentrate on current portfolio of properties. The Company intends to focus its efforts on advancing the most promising projects within its portfolio of properties to the feasibility stage. To preserve cash, our early and intermediate stage projects are placed on care and maintenance. The Company continues to pursue new opportunities and may, if warranted, make selective additional acquisitions of promising properties.

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

On August 14, 1998, the Company announced that an internal review of the estimates of mineralized material of the Paul-Isnard project previously published in February 1998 identified several inappropriate parameters which led to an over-estimation of mineralized material A new estimate was prepared and independently verified using more appropriate parameters taking into consideration the overall confidence of the geologic model and grade estimations given the wide spaced drilling information for the project. The restatement reduced mineralized material at the Montagne d'Or deposit at Paul Isnard from
16.3 million tonnes grading 2.5 g Au/t to 4.6 million tonnes grading 2.6 g Au/t.

In December 1998, the Company withdrew from an option agreement on the Dieu-Merci project in French Guiana (see "Item 2. Description of Properties -French Guiana - St-Elie".)

Reserves

The Company has not included reserve details with respect to the Omai Mine (30% owned by the Company through its common share equity interest in OGML) as it is considered unlikely that the Company will receive any distribution in connection with its common share quity interest in OGML.






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

                            MINERALIZED MATERIAL/1/
-----------------------------------------------------------------------------
                         Tonnes            Tonnes               Gold Grade
        Project          (100%)     (the Company's share)          g/t
-----------------------------------------------------------------------------
Gross Rosebel/2/       41,350,000        20,675,000                1.6

Yaou/2/                 9,280,000         4,640,000                2.4

Dorlin/2/               7,207,000         3,604,000                1.3

Paul Isnard//           6,178,000         3,954,000                2.8
-----------------------------------------------------------------------------
Total                  64,015,000        32,873,000                1.8
-----------------------------------------------------------------------------
(1) All estimates reflect mineralized material within open pits designed using geologic, economic and design constraints that the Company believes are realistic assuming a $325/oz gold price.
(2)  Results reported by Cambior as of December 31, 1998.
(3)  Results estimated by the Company in February 1999.

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

The following table sets forth for the last ten years the high and low selling prices of gold:

               Year               High              Low
               ----               ----              ---
               1989               $418.90           $358.10
               1990               $422.40           $346.80
               1991               $403.20           $344.30
               1992               $359.30           $329.70
               1993               $407.00           $326.30
               1994               $398.00           $370.60
               1995               $395.40           $371.20
               1996               $414.70           $368.00
               1997               $360.00           $283.00
               1998               $314.70           $275.60

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

Gold exploration is speculative in nature

Gold exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects which are explored are ultimately developed into producing mines. The long-term success of our operations is directly related to the cost and success of our exploration programs. We cannot assure you that our gold exploration efforts will be successful. The risks associated with gold exploration include:

     . the identification of potential gold mineralization based on surficial analysis;
     . the quality of our management and our geological and technical expertise; and of the capital available for exploration and development.

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

Uncertainty in the estimation of reserve and mineralized material

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralized material, including many factors beyond our control. The estimation of reserves and mineralized material is a subjective process and the accuracy of any such estimate is a function of the quantity and quality of available data and of the judgments used in engineering and geological interpretation. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. In 1998, we issued two press releases revising certain estimates previously made in estimating the mineralized material for our Paul-Isnard and St-Elie projects. Internal reviews indicated that we had previously used inappropriate parameters in our mineralized material estimations which led us to over-estimate our mineralized material. Consequently, we prepared new estimates using more appropriate parameters. Our new estimates are significantly lower than those reported previously. We cannot assure you that similar revisions will not be required in the future.

To estimate reserves we must also rely on assumptions about gold prices. Estimated reserves may have to be recalculated when gold prices change. As a result of the recent decline in the market price of gold, the reserves of Omai mine were recalculated using a lower gold price assumption and our proven and probable reserves have decreased. Increased production costs or reduced recovery rates may also cause the decrease of reserves, asset write-downs, deferral or abandonment of the development of a project or mining at one or more of the Company's properties. Due to economic and operating uncertainties, the reserve estimates for the Gross Rosebel project in Suriname were recently re-classified by Cambior from mineral reserve to mineralized material.

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

Our assets and operations are affected by various political and economic uncertainties, including:

     .    the risks of war or civil unrest;
     .    expropriation and nationalization;
     . renegotiation or nullification of existing concessions, licenses, permits, and contracts;
     .    illegal mining;
     .    changes in taxation policies;
     .    restrictions on foreign exchange and repatriation; and
     . changing political conditions, international monetry fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

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

                     CONVERSION FACTORS AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre                      = 0.4047 hectare                     1 mile                 = 1.6093 kilometres
1 foot                      = 0.3048 metre                       1 troy ounce           = 31.1035 grams
1 gram per tonne            = 0.0292 ounce per short ton         1 square mile          = 2.59 square kilometres
1 short ton (2000 pounds)   = 0.9072 tonne                       1 square kilometre     = 100 hectares
1 metric tonne              = 1,000 kg or 2,204.6 pounds
1 kilogram                  = 2.2 pounds or 32.151 troy ounce

The following abbreviations of measurements are used herein:

Au             = gold                                            m/2/             = square metre
ct             = carat                                           m/3/             = cubic metre
ct/m/2/        = carats per square metre                         mg               = milligram
gm             = gram                                            mg/m/3/          = milligrams per cubic metre
g/t            = grams per tonne                                 t                = metric tonne
ha             = hectare                                         oz               = troy ounce
km             = kilometre                                       oz/t             = troy ounces per ton
km/2/          = square kilometres                               ppb              = parts per billion
kg             = kilogram
m              = metre

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

Proven Reserves                Reserves for which (a) quantity is computed from
                               dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

Probable Reserves              Reserves for which quantity and grade and/or
                               quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.
                               The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.


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

Total consolidated expenditures and property abandonment costs for the Company's exploration projects for the fiscal year ended December 31, 1998 were as follows:

                               Deferred                                           Proceeds   Property    Deferred
                               Exploration                              Joint     From       Abandon-    Exploration
                               Expenditures Capitalized   Capitalized   Venture   Sale of    ments/      Expenditures
                               as at        Exploration   Acquisition   Recov-    Property   Write-      as at
                               12/31/97     Expenditures  Expenditures  eries     Interest   downs       12/31/98
                               =======================================================================================
                                                              In Thousands of Dollars
GUYANA (1)
   Eagle Mountain              $  1,136          228             -          -        -             -        1,364
   Quartz Hill                    1,347            -             -          -        -             -        1,347
   Mazaruni/Upper
       Mazaruni Diamond              (4)           -             -          -        -             4            -
   Five Stars Gold (Makapa)       3,684          501             -          -        -        (3,366)         819
   Five Stars Diamond             2,360          179             -          -        -        (2,539)           -
   BHP Gold Projects                333           70             -        (65)       -          (338)           -
   Guyana Diamond Permits           109            -             -          -        -          (109)           -
   Other                            101          (10)            -          -        -           (34)          57
                               ---------------------------------------------------------------------------------------
Sub-total                         9,066          968                      (65)       -        (6,382)       3,587
                               ---------------------------------------------------------------------------------------

SURINAME (1)
   Benzdorp/Lawa                  3,344            8             -          -        -             -        3,352
   Gross Rosebel                 13,892        1,275             -       (624)       -             -       14,543
   Headley's Right of
       Exploration                  311            2             -          -        -             -          313
   Thunder Mountain                 453            3             -          -        -             -          456
   Saramacca                      1,862          374             -       (263)       -             -        1,973
   Sara Kreek                       581            7             -          -        -             -          588
   Tempati Reconnaissance           344           19             -        (16)       -             -          347
   Tapanahony Reconnaissance        251            8             -        (25)       -             -          234
   Kleine Saramacca                 107            -             -          -        -             -          107
   Lawa Antino                    2,096           69             -        (56)       -             -        2,109
   Ulemari Reconnaissance           291          (54)            -          -        -             -          237
   Other                            (17)         300             -          -        -             -          283
                               ---------------------------------------------------------------------------------------
Sub-total                        23,515        2,011             -       (984)       -             -       24,542
                               ---------------------------------------------------------------------------------------

FRENCH GUIANA (2)
(Guyanor Ressources S.A.)
   Dorlin                         1,330        1,551             -       (518)       -             -        2,363
   St-Elie                        1,973          672             -        (268)      -             -        2,377
   Dieu-Merci                       382          644             -       (109)       -          (917)           -
   Yaou                           7,130          533             -       (177)       -             -        7,486
   Paul-Isnard/Eau Blanche        3,629        1,139             -       (118)       -             -        4,650
   Paul-Isnard Alluvials          1,987            -             -          -        -             -        1,987
   Dachine                        1,234          247             -          -        -             -        1,481
   Other                             81          (81)            -          -        -             -            -
                               ---------------------------------------------------------------------------------------
Sub-total                        17,746        4,705             -      (1,190)      -          (917)      20,344
                               ---------------------------------------------------------------------------------------

                                 Deferred      Capitalized  Capitalized   Joint      Proceeds   Property  Deferred
                                 Exploration   Exploration  Acquisition   Venture    From Sale  Abandon-  Exploration
                                 Expenditures  Expenditures Expenditures  Recov-     of         ments /   Expenditures
                                 as at                                    eries      Property   Write-    as at 12/31/98
                                 12/31/97                                            Interest   downs
                                 ========================================================================================
                                                                In Thousands of Dollars
AFRICA (3)
(Pan African
   Resources Corporation)
   Ivory Coast / Comoe              2,092         2,212            -            -       -             -      4,304
   Kenya / Ndori                    1,677           888            -            -       -             -      2,565
   Burkina Faso                         8             -            -            -       -            (8)         -
                                 ----------------------------------------------------------------------------------------
Sub-total                           3,777         3,100            -            -       -            (8)     6,869
                                 ----------------------------------------------------------------------------------------

LATIN AMERICA (1)

   Brazil / Andorinhas              8,490           129          200            -       -        (8,819)         -
   Brazil / Abacaxis                2,096           352           50            -       -             -      2,498
   Brazil / Other                     189           387            -            -       -          (301)       275
   Bolivia / Other                    173             -            -            -       -          (173)         -
                                 ----------------------------------------------------------------------------------------
Sub-total                          10,948           868          250            -       -        (9,293)     2,773
                                 ----------------------------------------------------------------------------------------
OTHER                                 108           (20)           -            -       -             -         88
                                 ----------------------------------------------------------------------------------------
TOTAL                             $65,160       $11,632         $250      $(2,239)      -      $(16,600)   $58,203
                                 ========================================================================================

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

GUYANA PROPERTIES
-----------------

The Co-operative Republic of Guyana ("Guyana"), a former British colony, obtained independence in 1966. It has a surface area of 216,000 km/2/ with a population of approximately 800,000. The official language is English and the climate is tropical. Guyana is governed as a democratic republic, and the legal and land title systems are based on the English common law.

Omai Gold Mines Limited


OGML is an equity joint venture of the Government of Guyana, the Company and Cambior Inc. ("Cambior"). The Company owns a 30% common share equity interest in OGML. Cambior and the Government of Guyana own 65% and 5% of OGML, respectively. OGML owns the Omai Mine, the Eagle Mountain, OMAI River and Quartz Hill prospecting licenses. The Omai Mining License will expire on December 12, 2011, but can be extended a further seven years.

Omai Mine


The operating Omai mine is owned by OGML. Cambior is the manager of all mining and related operations. The mine is located on a 52 km/2/ mining license on the Essequibo River, approximately 160 km southwest of Georgetown, Guyana. Access to the mine is by improved road and ferry or by fixed-wing aircraft to an all-weather airstrip.

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


Pursuant to OGML's articles of incorporation, the Government of Guyana has the right to an undilutable 5% carried interest in OGML and the subsequent right to acquire from the combined holdings of the Company and Cambior in the common shares of OGML (i) after the expiration of eight years from commencement of commercial production at the Omai Mine (which was achieved in January 1993), but before the expiration of the tenth year, 5% of the common shares of OGML issued and outstanding at such time; and (ii) after the expiration of ten years from commencement of commercial production, but before the expiration of the twelfth year, an additional 22% of the common shares of OGML issued and outstanding at such time. The purchase price will be the market value of the OGML shares based upon the North American stock market value of common shares of gold mining companies having similar production levels and potential, based upon the average market capitalization of such comparable companies taking into account their relative long term debt position. Should the government decide to exercise the options mentioned above, the Company and Cambior have each agreed to sell and deliver to the Government of Guyana one-half of the total number of common shares of OGML. If the Government of Guyana were to exercise both of its options as set forth above, the Company's common share equity interest in OGML would be reduced to 16.5%. The exercise of the options by the Government is not likely to affect the Company's financial position, results of operations and liquidity since the Company is not expecting to receive any cash flows from the operations of OGML in the near future.


Pursuant to OGML's articles of incorporation, the Company received approximately $11.0 million of Class I redeemable preferred shares of OGML in recognition of past exploration costs incurred by the Company. These preferred shares must be redeemed prior to any distribution to the common shareholders of OGML out of 10% of net cash flow from operations of OGML (as defined in the Omai Mineral Agreement). The reimbursements are calculated and paid quarterly to the Company. During the fiscal year ended December 31, 1998, the Company received $1,738,411 as a result of the redemption of Class I preferred shares, for a total of $8,051,730 in redemption of Class I preferred shares since the beginning of production in 1993. The Company considers it unlikely that it will receive dividends from its common share holdings in OGML, and therefore any future returns which the company may receive may be limited to the unredeemed portion of Class I preferred shares held by the company. As of December 31, 1998, OGML had $115.7 million in debt and a total of $50.2 million worth of Class II and III preferred shares outstanding. The Class III preferred shares have past cumulative unpaid dividends totaling $57.4 million as of December 31, 1998.


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


Production and Reserves of the Omai Mine


The Company has not included production and reserve details with respect to the Omai Mine as it is considered unlikely that the Company will receive any distribution in connection with its common share equity interest in OGML.



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

SURINAME PROPERTIES
-------------------

General

Suriname, a former Dutch colony, became independent in 1975. It has a surface area of 163,000 km/2/, a tropical climate and a population of approximately 470,000. The official language is Dutch with English spoken as a second, commercial and technical language. Suriname has a democratically elected government.

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

Gross Rosebel

Pursuant to a mineral agreement, dated May 8, 1992, as amended and restated on April 7, 1994 (the "Gross Rosebel Agreement"), between the Company, the Government of Suriname and the state mining company, Grasshopper Aluminum Company N.V. ("Grassalco"), Grassalco assigned to the Company its interest in the Gross Rosebel right of exploration, a 170 km/2/ area in north-central Suriname. The Gross Rosebel Agreement was ratified by the National Assembly of Suriname on March 1, 1994.

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

Mineralized Material


Cambior recently announced its year end 1998 mining reserves and mineralized material restated at a $325 gold price, compared to a price of $350 per ounce for year end 1997. For year end 1997, both the Company and Cambior reported their 50% share of proven and probable mining reserves at Gross Rosebel, using a $350 gold price, as 17.6 million tonnes grading 1.8 g Au/t, representing 996,000 ounces in situ. At year end 1998, Cambior has estimated its 50% share of Gross Rosebel at 20.7 million tonnes grading 1.6 g Au/t, representing 1,074,500 ounces of gold in situ, using a $325 gold price, but reclassified them as mineralized material instead of proven and probable reserves. The Company has not yet reviewed the estimate prepared by Cambior for year end 1998. The Company intends to have it verified, taking into account the parameters used in Cambior's re-estimation, a $325 gold price and the recently revised operating costs. As a result of Cambior's reclassification, the Company cannot report proven and probable reserves for the Gross Rosebel project for year-end 1998. Instead the Company is reporting results for Gross Rosebel as mineralized material. See "Item 1. Mineralized Material Table".

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

Antino


The Antino property (on care and maintenance at the end of 1998) covers an area of approximately 240 km/2/ and is located in the Sipaliwini District in southeastern Suriname along the Lawa River, on the western border of French Guiana, in the locality of Benzdorp. Benzdorp, a former gold trade center, is 240 km southeast of Paramaribo and 220 km south and upstream from Albina on the lower Marowijne River (also called Maroni River in French Guiana).Gold bearing alluvials in the area of the Antino property were discovered in 1885. From 1895 to 1928 the Compagnie d'Or de la Guyane Hollandaise recorded production of 9,854 kg of gold from the property. During the period from 1928 to 1963, a further 2,657 kg of gold were reportedly produced. Some dredging was carried out from 1963 to 1969, after which activity was limited to local artisanal miners.


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


Pursuant to a letter dated January 22, 1993 the Company entered into a service contract with a local company regarding the right of reconnaissance known in Suriname as "South Benzdorp." The essential terms of the letter agreement were restated in an option agreement in 1994, by which the Company was granted the option to acquire, subject to governmental approval, a 100% interest in any right of exploration to be issued pursuant to the South Benzdorp right of reconnaissance. Assuming exercise of the South Benzdorp option, the Company must complete a feasibility study six months prior to the expiration of such rights or any extension thereof or reassign the right of exploration to the local company. In the event the Company or a related party enters into a mineral agreement with the Government of Suriname with respect to any portion of the right of exploration, the Company will be obligated to pay the local company the sum of $50,000. The Company has also agreed to grant the local company a 10% net profits interest with respect to any portion of the right of exploration which may be brought into commercial production, subject to the Company's right to repurchase half of such entitlement, within 60 days of obtaining a right of exploitation, for the sum of $3.0 million.


Antino represents the northernmost portion of the former 194,000 hectares South Benzdorp right of reconnaissance. It is where the Antino Right of exploration was granted to the same local company in 1996 for a period of three years following which a renewal application was filed and is pending. The Antino Right may be extended until 2005. The option is valid until the expiration of such right of exploration and any extension thereof. The Company has met its minimum expenditure requirement of $250,000 and as a result, the Company may, subject to governmental approval, at any time prior to its expiration, exercise its option to acquire a 100% interest in the Antino right of exploration. The Company has spent approximately $2.1 million in the Antino project area since its initial involvement in 1993.

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

The granting of mining titles in French Guiana is administered, depending upon the type of mining title, by the Direction Regionale de l'Industrie, de la Recherche et de l'Environnement ("DRIRE"), the Ministry of Industry or the Conseil d'Etat. There are two different types of mining titles under French law as it currently applies in French Guiana: permits and concessions. An exploration permit conveys for a specific area of land the exclusive right of prospection and exploration for the substances to which it relates. There are two types of exploration permits, the most common of which is the "B" type permit. Type "B" permits are valid for two years and renewable twice for periods of two years each. The type "B" permit relates to a square area of 25 km/2/ each. Type "A" permits are valid for five years and can be renewed at least once for an additional five year term. The holder of an exploration permit, whether A or B, is entitled to the issuance of an exploitation permit if such holder has demonstrated the presence of an exploitable mineral deposit within the area covered by the exploration permit. Exploitation permits are granted for a term of four years and are automatically renewed if production is actually taking place.

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


Two of the 12 type "B" permits initially granted expired in February 1998. The remaining ten type "B" permits will expire in March and May 1999 and will no longer be renewable. The Societe Miniere Yaou-Dorlin ("SMYD"), a French company, was recently created. The ten remaining type "B" permits will, subject to governmental approval, be transferred to SMYD. Cambior and Guyanor will each hold 50% of the shares of SMYD. In addition, in order to preserve their rights to the Yaou and Dorlin properties, Guyanor and Cambior through their new subsidiary, SMYD, intend to file prior to March 31, 1999 an application for two mining concessions which would cover the Yaou and Dorlin properties and, due to the filing of renewal applications, the permits are automatically extended until the decision of the French administration. Under French law, an application for a mining concession must be supported by studies, called "Memoires Techniques." The studies must provide a comprehensive framework for the development of each project, including preliminary engineering, environmental impact assessments and economic analysis of development options.

The Properties


The Yaou Permits currently cover a total area of 100 km/2/ (10,000 ha.) and are located some 210 km southwest of Cayenne. Access to the advanced stage exploration property is by helicopter or four wheel drive vehicle on 17 km of dirt road from the town of Maripasoula, which is accessible by chartered and daily scheduled fixed-wing aircraft from Cayenne.


The Dorlin Permits cover a total area of 150 km/2/ (15,000 ha.) and are located some 180 km southwest of Cayenne and 60 km east of Maripasoula. The advanced stage exploration property is accessible by helicopter. A 500 m airstrip located on the property is suitable for fixed wing aircraft. Access is also available by boat during the rainy season.

Work Program

During 1998, efforts at Yaou and Dorlin focused on reinterpretation of all geologic data, especially new core drilling data from late 1997 programs, and re-estimation of mineralized material at each project. Metallurgical test work was carried out for both Yaou and Dorlin to evaluate processing alternatives and field visits were made to begin examining possible layouts for potential mining and processing operations. This activity and other environmental and engineering work was in support of the "Memoires Techniques", or development studies, required for planned mining concession applications. The studies were initiated in the second half of 1998 and are expected to be completed by March 31, 1999. The current development concept under evaluation involves consideration of a 10,000 tonne per day milling operation at Yaou and concurrent development of a 5,000 tonne per day heap leach operation for soft rock mineralization at Dorlin. Following completion of mining at Yaou, the milling facilities would be moved to Dorlin, approximately 45 kilometers east of Yaou, where hard rock mining and milling would then begin. The studies will serve as the basis for the mining concession applications, which if granted, will preserve Guyanor's rights in the properties through the conversion of the exploration permits into mining concessions. There can be no assurance that any of these applications will be granted or that the projects will be economically feasible.


During 1998, Guyanor's expenditures on Yaou and Dorlin totaled $2.1 million, $0.7 million of which was reimbursed by Cambior under the above-mentioned agreement. During 1997, Guyanor spent a total of $5.5 million on the Yaou project, of which $4.7 million was reimbursed by Cambior. Guyanor has budgeted $0.6 million in 1999 for its shares of expenditures at Yaou and Dorlin. The Company is obligated to make payments totaling less than $4,000 for taxes in relation to filing for the concessions and permits.

Mineralized Material


Cambior recently announced its year end 1998 mining reserves and mineralized material, restated at a $325 gold price compared to a price of $350 per ounce for year end 1997. For year end 1997, both Guyanor and Cambior reported their 50% share of mineralized material at Yaou / Dorlin, using a $350 gold price, as
8.4 million tonnes grading 1.9 g/t. At year end 1998, Cambior has estimated its 50% share of Yaou / Dorlin, using a $325 gold price, as 8.2 million tonnes grading 1.9g/t.

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

Paul-Isnard and Eau-Blanche


On October 29, 1994, Guyanor acquired an interest in the Paul-Isnard and Eau-Blanche properties by way of the acquisition of all of the outstanding shares of Societe de Travaux Publics et de Mines Auriferes en Guyane ("SOTRAPMAG"). SOTRAPMAG holds, directly or indirectly, eight mineral concessions (the "Paul-Isnard Concessions") which will expire on December 31, 2018 and four type "B" exploration permits (the "Eau-Blanche Permits"). One of the type "B" permits was relinquished in September 1998. An application for a type "A" exploration permit covering an area of approximately 326 km/2/ was filed by Guyanor in January 1996 but it has not yet been granted. The type "A" permit would include the area covered by the four type "B" permits as well as a new area adjacent to the Paul-Isnard property. There can be no assurance that the type "A" exploration permit will be granted; however due to the filing of the application, the type "B" permits are automatically extended until the decision of the French administration.

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


Exploration expenditures for Paul-Isnard of approximately $0.5 million are budgeted for 1999. The Company is obligated to make total payments of less than $5,000 for taxes in relation to filing for the concessions and permits. Efforts in 1999 will focus primarily on identification of additional targets to supplement what had been previously outlined at Montagne d'Or. Work will include follow-up geochemical evaluation and trenching at the Elysee target, northwest of the Montagne d'Or deposit and continued evaluation of the Montagne d'Or VMS setting. Additional work may include, subject to availability of funding, an airborne geophysical survey of the entire project area to investigate the possibility of additional geologic settings similar to that found at Montagne d'Or.

Mineralized Material

In February 1998, the Company and Guyanor announced the completion of geologic modeling for the Montagne d'Or zone for the purpose of estimating mineralized material. This was followed by the results of an internal estimate published in the same month. A new estimate was prepared in August 1998 using more appropriate parameters taking into consideration the overall confidence of the geologic model and grade estimations given the wide spaced drilling information for the project. These studies identified the application of several inappropriate parameters in the February estimate which led to an over-estimation of mineralized material. The revised estimates were independently reviewed and confirmed by SRK Consulting, an international mining consulting firm, in a report dated September 3, 1998. The restatement reduced mineralized material at the Montagne d'Or deposit at Paul Isnard from 16.3 million tonnes grading 2.5 g Au/t to 4.6 million tonnes grading 2.6 g Au/t.

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


On December 17, 1998, SMSE notified TEXMINE of its intention to terminate the Dieu-Merci option agreement. After several attempts to substantially reduce or eliminate the minimum commitments and property payments specified in the agreement failed, SMSE decided to withdraw from the option agreement. Management felt that, in the current business climate where cost reduction is a priority, it should instead focus its efforts on the Yaou, Dorlin, St-Elie and Paul-Isnard projects. Following the termination of the option agreement, the owner of the Dieu-Merci project has demanded from SMSE payment of the sum of 2,000,000 French Francs (approximately $350,000), which according to the French company is owed to it in spite of the termination of the option agreement. This action is being litigated in the Tribunal De Grande Instance De Cayenne. SMSE does not believe that such sum is owed and, will defend itself vigorously against any legal action which the French company may take to obtain payment. There can be no assurance, however, that SMSE will be successful.

As a result of the decision to withdraw from the Dieu-Merci option agreement, Guyanor recorded a write-down in the fourth quarter of 1998 of $0.9 million of deferred exploration expenditures relating to Dieu-Merci. The termination of the Dieu-Merci option agreement had no material impact on the Company's reported mineralized material.

The Property

The St-Elie concession was originally constituted by the government of France in 1889 and covers a rectangular area of 99 km/2/ (9,900 ha.) located in north central French Guiana, 110 km west of Cayenne, the departmental capital. The Dieu-Merci property covers an area of 155 km/2/ (15,500 ha.) adjacent to the eastern and southeastern portions of the St-Elie concession. St-Elie is located in a virtually undeveloped region of French Guiana. Access to the concession is by helicopter, airplane, or by a recently completed 20 km private road from Tigre Creek.

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

Mineralized Material

The review of the estimates of mineralized material for the Michel Zone on the St-Elie project previously reported in February 1998 found that several inappropriate parameters led to the over estimation of mineralized material at St-Elie. A new geologic model and estimation of the mineralized material was completed. The new estimate is less than 50% of the February estimate, however, the reduction in mineralized material at St-Elie does not affect the Company's proven and probable mining reserves. The February estimates for St-Elie are not considered material in relation to the Company's total mineralized material. As a result, estimates of mineralized material at St-Elie will no longer be reported unless they become material.

Dachine

The Dachine property is a square, 5x5 km area accessible only by helicopter or, during the rainy season, by canoe from Maripasoula. Microdiamonds were found for the first time in 1983 in alluvium/colluvium by BRGM during strategic prospecting work for Mineralized Material of French Guiana. No further exploration was conducted at Dachine until Guyanor, after examining the existing literature and conducting preliminary reconnaissance in the field, was granted a type "B" exploration permit by the French government covering a 25 km/2/ area in southwest French Guiana known as Dachine (formerly known as Inini). An application was filed in December of 1995 for a type "A" permit covering an area of 337 km/2/ which would include the current type "B" permit. As of today, the type "A" permit has not been granted; however, due to the filing of the application, the type "B" permit is extended by law until the decision of the French administration.

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


In 1998, $0.2 million was spent for the care and maintenance of the project. During 1997, $0.7 million were spent on exploration and other holding costs. The Company is obligated to make total payments of less than $1,000 for taxes in relation to filing for the concessions and permits.

BRAZIL PROPERTIES
-----------------

Brazil is the fifth largest country in the world with an area of 8,510,700 km/2/. Most of the country is located in the tropics. The Amazon River system drains over one-half of Brazil's area. Brazil has a population of approximately 160 million and is divided into 26 states and a Federal District where the capital city of Brasilia is located. Brazil declared its independence in 1822. From 1964 to 1985, although under a military regime, Brazil experienced considerable economic growth and development. In 1985, the country returned to a democratic system. A new Constitution was implemented in 1988. Even though Brazil has a free enterprise system, there is still considerable state and semi-state participation in various strategic sectors, such as transportation and utilities. Special legislation has been enacted to privatize many companies, but the process is moving slowly. The government has recently been successful in reducing the rate of inflation. Brazil hosts the world's largest deposit, and is the world's largest producer of iron ore. Major export products include soybeans, orange juice, cocoa, coffee and manufactured goods. The Company's property interests in Brazil are located in the central and eastern Amazon region. The administrative offices of the Company are located in Brasilia. The Company has two projects in Brazil: Abacaxis and Andorinhas.

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


Under an agreement with Companhia Vale do Rio Doce ("CVRD") entered into in May 1996, the Company (through its wholly-owned subsidiary, Southern Star Resources Ltd.) earned the exclusive right to a 50% participating interest in an association with CVRD to be created to exploit any gold discovered on the property. This right is conditional upon the Company matching CVRD's previous exploration expenditures of R5.2 million (approximately $4.6 million, subject to monthly adjustments to account for Brazilian inflation), completion of a positive feasibility study, and CVRD obtaining any necessary legal or governmental approvals to form an association for development and exploitation of a mine on the property. Upon making exploration expenditures of R5.2 million, the Company and CVRD must share equally in all remaining exploration and development costs or suffer dilution. Under the agreement, the Company must also evidence by November 2000 the existence of mineralized material of approximately 1,000,000 oz, failing which the agreement will be automatically terminated. The Company has the right to terminate the agreement and let its right to form an association lapse without any further obligations at any time. In December of 1997, the Company met its R5.2 million expenditure commitment on the property. On or about January 30, 1998, CVRD indicated to the Company that it does not intend to contribute in the future its share of the programs and budgets for the project and may therefore be diluted. CVRD may, however, change its position in the future and elect to contribute its then proportional interest to expenditures.

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

In February 1999, the Company sold the Santa Ines farm and certain equipment to its former owners in consideration for the reimbursement of the amount of the purchase price already paid to the former owners up to the date of termination and the release of any liability the Company may have had to land owners in connection with the termination of the agreement mentioned in the preceding paragraph.

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

Ivory Coast

The Republique de Cote d'Ivoire ("Ivory Coast"), located on the southern coastline of West Africa, covers an area of 322,000 km/2/ with a population of about 12 million people. Formerly a French colony, Ivory Coast achieved independence in 1960 and is currently governed as a democratic republic. The legal and land title systems of the country are based on French law and the official language is French.

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

Tanda


Tanda, a 832 km/2/ exploration permit located in central eastern Ivory Coast, was granted to the Company in March 1996. A renewal application was filed in December 1998 and the existing permit is extended by law until the decision of the government. Tanda was joint ventured to North Exploration (Overseas) Pty Limited ("North") in July 1998. Under the terms of the agreement, North may earn a 60% participating interest in the Tanda property by spending a minimum of $400,000 on exploration during the first 12 months of the joint venture and it must spend at least $3,000,000 over a total of 36 months to earn a 60% interest in the project. North also has the option of earning an additional 10% interest, for a total of 70%, by fully funding feasibility work and providing or arranging, on a best efforts basis, project financing for any eventual development. North is acting as manager and operator of the joint venture.

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

Tortiya

On February 25, 1998, PARC was granted an exploration permit for diamonds covering 790 km/2/ over an area in Ivory Coast known as Tortiya. Pursuant to an agreement dated February 19, 1998, PARC and the Company have 25% and 75% beneficial interests, respectively, in the property. Commercial diamond mining was conducted at Tortiya between 1947 and 1974 by the French company SAREMCI, which extracted over 4 million carats of gem and near-gem quality diamonds consisting of lateritic gravels overlying Early Proterozoic Birrimian metasedimentary rocks. Associated alluvial deposits were also exploited. In 1975, SAREMCI ceased mining operations due to declining grades. The deposit is currently being exploited by small-scale miners.

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

Kenya

Kenya is a former British colony which gained independence in 1963. The country has a population of approximately 28 million and covers an area of approximately 583,000 km/2/ in East Africa The official language is English. The government of Kenya is a democratic republic. Kenya had a vigorous gold mining industry during the early 1900's up to World War II. During the period of political turmoil in the 1950's and early 1960's leading up to independence, the Kenyan gold mining industry declined significantly. The current economy is dominated by tourism, coffee and other agricultural exports.

The Ndori property covers 1,300 km/2/ in western Kenya on the shores of Lake Victoria, due northwest of the city of Kisumu. Access to the property is good with a major road through the center of the property and several other traversing roads.

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

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

Except as disclosed in Item 2 under St-Elie, there are currently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties or those of any of its subsidiaries is subject. The Company and its subsidiaries are, however, engaged in routine litigation incidental to their business. No material legal proceedings involving the Company are pending, or, to the knowledge of the Company, contemplated, by any governmental authority. The Company is not aware of any material events of non-compliance with environmental laws and regulations. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. For a description of the type of legal and regulatory environment in which the Company does business, see "Item 1. Description of Business - Risk Factors" and "Item 2. Description of Properties - General".

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 -------  ---------------------------------------------------

 None.


                      Executive Officers of the Registrant
                      ------------------------------------
                              (as of March 12, 1999)

 The executive officers of the Company, their ages and their business experience and principal occupations during the past five years are:

----------------------------------------------------------------------------------------------------------
        Name        Age                       Office and Experience                         Officer Since
----------------------------------------------------------------------------------------------------------
 James E. Askew      50   President and Chief Executive Officer of the Company since March      1999
                          1999; prior thereto President and Chief Executive Officer Rayrock
                          Resources from September 1998 to March 1999; from 1997 to
                          present, President and Chairman of International Mining and
                          Finance Corporation; from 1986 to 1996, President and Chief
                          Executive Officer of Golden Shamrock.
----------------------------------------------------------------------------------------------------------
Gordon J. Bell      41    Vice President and Chief Financial Officer of the Company since       1995
                          November 1995; prior thereto, Vice President and Director, RBC
                          Dominion Securities Inc. from October, 1994; Vice President, RBC
                          Dominion Securities Inc. from December, 1991 to October 1994.
----------------------------------------------------------------------------------------------------------
Carlos H. Bertoni   47    President of Guyanor Resources S.A. since December 1998; Vice         1993
                          President, Brazil since June 1997, prior thereto Vice President,
                          Exploration (Eastern Division) since 1993.
----------------------------------------------------------------------------------------------------------
Louis O. Peloquin   41    Vice President, General Counsel and Secretary of the Company          1993
                          since June 1993.
----------------------------------------------------------------------------------------------------------
Hilbert N. Shields  43    Vice President, Guyana since June 1997 and prior thereto Vice         1993
                          President, Exploration (Western Division) since 1993.
----------------------------------------------------------------------------------------------------------
Richard A. Winters  36    Vice President, Corporate Development since August 1995; prior        1995
                          thereto Senior Analyst, Robertson Stephens & Co. from August 1994;
                          prior thereto Senior Engineer, Phelps Dodge Mining Co. from
                          January 1993 to August 1994.
----------------------------------------------------------------------------------------------------------

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------   -----------------------------------------------------------------
          MATTERS
          -------

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

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The selected financial data set forth below are derived from the audited consolidated financial statements of the Company for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, included elsewhere herein, and should be read in conjunction with those financial statements and the footnotes thereto. The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). Selected financial data derived in accordance with US GAAP has also been provided and should be read in conjunction with footnote 15 to the financial statements. For United States GAAP reconciliation items, see the attached consolidated financial statements and notes. Reference should also be made to "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations".

Summary of Financial Condition Data at End of Period
(Amounts in thousands except per share data)

  -------------------------------------------------------------------------------------------------------

           Cdn GAAP              As of          As of           As of           As of           As of
                              December 31,    December 31,   December 31,    December 31,    December 31,
                                 1998            1997            1996            1995            1994

  -------------------------------------------------------------------------------------------------------
  Working capital              $6,516          $16,427         $15,287         $11,092          $34,940
  -------------------------------------------------------------------------------------------------------

  Current assets                 8,216          20,152          22,182          16,074           38,603
  -------------------------------------------------------------------------------------------------------

  Total assets                  68,597          89,122          96,283          77,609           85,540
  -------------------------------------------------------------------------------------------------------

  Current liabilities            1,700           3,725           6,895           4,982            3,663
  -------------------------------------------------------------------------------------------------------

  Shareholders' equity         $58,471         $79,557         $78,094         $68,388          $79,695
  -------------------------------------------------------------------------------------------------------

  -------------------------------------------------------------------------------------------------------

           Cdn GAAP        For the Year      For the Year    For the Year    For the Year    For the Year
                              Ended             Ended          Ended            Ended           Ended
                           December 31,      December 31,    December 31,    December 31,    December 31,
                               1998              1997            1996           1995            1994
  -------------------------------------------------------------------------------------------------------
  Revenue                    $    635         $ 1,698        $ 2,801         $5,590         $ 2,736
  -------------------------------------------------------------------------------------------------------

  Net loss                    (22,248)         (26,584)        (7,780)        (12,181)         (8,785)
  -------------------------------------------------------------------------------------------------------

  Net loss per share         $  (0.74)        $ (0.92)       $ (0.31)        $ (0.54)        $ (0.42)
  -------------------------------------------------------------------------------------------------------

  -------------------------------------------------------------------------------------------------------

            U.S. GAAP            As of          As of           As of           As of           As of
                              December 31,    December 31,   December 31,    December 31,    December 31,
                                 1998            1997            1996            1995            1994

  -------------------------------------------------------------------------------------------------------
  Working capital              $ 3,901         $13,485         $11,788         $ 7,521         $27,943
  -------------------------------------------------------------------------------------------------------

  Current assets                 5,601          17,210          18,683          12,503          31,606
  -------------------------------------------------------------------------------------------------------

  Total assets                  27,240          42,076          46,895          38,059          58,925
  -------------------------------------------------------------------------------------------------------

  Current liabilities            1,700           3,725           6,895           4,982           3,663
  -------------------------------------------------------------------------------------------------------

  Shareholders' equity         $16,899         $31,160         $29,959         $30,073         $54,571
  -------------------------------------------------------------------------------------------------------

  -------------------------------------------------------------------------------------------------------

              U.S. GAAP         As of             As of          As of           As of           As of
                             December 31,     December 31,    December 31,    December 31,    December 31,
                                1998              1997           1996             1995            1994
  -------------------------------------------------------------------------------------------------------
  Revenue                      $    635         $  1,698       $  2,801          $  5,590       $  2,736
  -------------------------------------------------------------------------------------------------------

  Net loss                      (15,395)         (26,838)       (25,279)          (28,330)       (16,081)
  -------------------------------------------------------------------------------------------------------

  Net loss per share           $  (0.51)        $  (0.94)      $  (1.00)         $  (1.24)      $  (0.76)
  -------------------------------------------------------------------------------------------------------

      Note: Golden Star did not pay any cash dividends during the fiscal years indicated above.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------     ---------------------------------------------------------------
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

The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the statement of net loss is as follows:

                                                                        For the Years Ended December 31,
                                                                  1998               1997               1996
                                                                  -----              ----               ----
Net loss under Canadian GAAP                                    $(22,248)         $(26,584)          $ (7,780)
Net effect of the deferred exploration expenditures
   on loss for the period                                          4,901             1,189            (10,231)
Effect of recording compensation expense under stock
option plans                                                           -               (83)               (85)
Foreign exchange loss                                                 26                92                 (2)
Reversal of the gain on subsidiary's issuance of
   common stock                                                        -                 -             (7,719)
Reversal of the loss for severance accruals                            -            (1,115)             1,115
Effect of Omai Preferred Share Redemption                            788             1,152                520
                                                                --------          --------           --------
Loss under U.S. GAAP before minority interest                    (16,533)          (25,349)           (24,182)
Minority interest, as adjusted                                     1,138            (1,489)            (1,097)
                                                                --------          --------           --------
Net loss under U.S. GAAP                                        $(15,395)         $(26,838)          $(25,279)
Other comprehensive income foreign exchange loss                     (26)              (92)                 2
                                                                --------          --------           --------
Comprehensive income                                             (15,421)          (26,930)           (25,277)
                                                                ========          ========           =========
Basic and diluted Net loss per share under U.S. GAAP            $  (0.51)         $  (0.94)          $  (1.00)
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

1997 Compared to 1996

The Company reported a net loss of $26.6 million in 1997 as compared to a net loss of $7.8 million in 1996. During 1997, the Company recorded property abandonment charges of $22.4 million, including $4.2 million and $4.4 million, respectively, from the relinquishment of certain diamond and gold properties in Guyana, $0.7 million from the write-off of certain diamond properties in Suriname, $1.0 million for the Regina Est property and $0.4 million for other property areas in French Guiana, $2.8 million for portions of property areas in Cote d'Ivoire, $3.4 million for projects in Mali, $2.0 million for the Galla Valley project, $1.2 million for certain gold properties in Brazil and $2.1 million related to various property interests in Bolivia. The abandonment of these projects was the result of several factors including exploration results and the assessment and prioritization of exploration projects by management to ensure continued focus on the most promising projects in the Company's portfolio. The objective of the project prioritization is to ensure continued funding of projects that the Company believes would offer the greatest potential for meaningful results generating reserves and mineralized material. Of the $22.4 million of property abandonments described above, $12.9 million were recorded in the fourth quarter of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Consolidated cash and short-term investments as of December 31, 1998 of $7.4 million decreased $10.0 million from $17.4 million as of December 31, 1997. The reduction is a result of the Company's net exploration expenditures of $9.6 million in 1998 offset by Omai preferred share redemptions of $1.7 million, a loan from OGML of $3.1 million, transfer of Eagle Mountain concession to OGML in exchange for $0.08 million and other working capital changes. Working capital as of December 31, 1998 decreased by $9.7 million to $6.5 million from $16.4 million as of December 31, 1997.


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

A study of the Gross Rosebel project was completed in May 1997 and then updated. The study estimated the project's proven and probable gold reserves at 48.6 million tonnes grading 1.6 g Au/t, representing 2.43 million oz in situ using a gold price of $400 per ounce. Reserves have been subsequently restated as mineralized material using a gold price of $325 per ounce resulting in 41.4 million tonnes grading 1.6 g Au/t, representing approximately 2.15 million ounces in situ. Capital costs for development of the mine are estimated in the feasibility study at $175 million. Cambior is obligated to use its best efforts to arrange debt financing for 65% of mine construction and related costs, with the Company and Cambior each contributing 50% of the remainder of such costs. The Company's share of total mine development costs for Gross Rosebel, based on the feasibility study and subsequent modifications, is estimated at approximately $25.0 million. Development of the Gross Rosebel project has been postponed pending resolution of certain development issues and improvement in gold prices. The Company has not budgeted for any of the $25.0 million development expenditures in 1999. At such time as the decision is made to proceed with the development of Gross Rosebel, the Company will evaluate various funding alternatives including the issuance of debt or equity securities or the sale of other assets to fund the $25.0 million development cost. The Company and Cambior are also investigating alternative mining and processing methods such as heap leaching which may lower capital and for operating costs and enhance the project's economic returns.

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

On July 24, 1998, the Company announced an agreement had been reached with North Exploration (Overseas) Pty Limited ("North") for the exploration and development of the Company's Tanda property, located in central eastern Cote d'Ivoire. Under the terms of the agreement, North may earn a 60% participating interest in the Tanda property by spending a minimum of $400,000 on exploration during the first 12 months of the joint venture and a minimum of $3.0 million over a total of 36 months. As a result of this agreement, the Company has not had to budget any property costs for 1999. North also has the option of earning an additional 10% interest, for a total of 70%, by fully funding feasibility work and providing or arranging, on a best efforts basis, project financing for any eventual development. North will act as manager and operator of the joint venture.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

                  Index to Consolidated Financial Statements
                of Golden Star Resources Ltd. and Subsidiaries

Management's Responsibility for Financial Information..................... 56

Auditors' Report.......................................................... 57

Consolidated Balance Sheets as of December 31, 1998 and 1997.............. 58

Consolidated Statements of Operations for the years ended
         December 31, 1998, 1997 and 1996................................. 59

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996........................... 60

Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996................................. 61

Notes to the Consolidated Financial Statements............................ 62-89

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

       /s/ Pierre Gousseland                    /s/ Gordon J. Bell
---------------------------------            -------------------------
Pierre Gousseland                            Gordon J. Bell
Chairman of the Board                        Vice President and
                                             Chief Financial Officer

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


/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Calgary, Canada

March 5, 1999

                          GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)
--------------------------------------------------------------------------------

ASSETS                                                      As of December 31,
                                                             1998        1997
                                                           -------     -------
CURRENT ASSETS
         Cash and short-term investments                  $  7,350    $ 17,399
         Accounts receivable                                   511       2,238
         Inventories                                           181         356
         Other assets                                          174         159
                                                          --------    --------
                  Total Current Assets                       8,216      20,152

RESTRICTED CASH                                                  -         250
ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS     58,203      65,160
INVESTMENT IN OMAI GOLD MINES LIMITED                        1,337       2,126
FIXED ASSETS                                                   685       1,280
OTHER ASSETS                                                   156         154
                                                          --------    --------
                           Total Assets                   $ 68,597    $ 89,122
                                                          ========    ========

LIABILITIES

CURRENT LIABILITIES
         Accounts payable and accrued liabilities         $    921    $  2,825
         Accrued wages and payroll taxes                       779         900
                                                          --------    --------
                  Total Current Liabilities                  1,700       3,725

LONG-TERM DEBT (Note 10)                                     2,948           -
OTHER LIABILITIES                                               56         115
                                                          --------    --------
                  Total Liabilities                          4,704       3,840
                                                          --------    --------

MINORITY INTEREST                                            5,422       5,725
                                                          --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 18)                  -           -

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                              159,163     158,001
         Common shares, without par value,
         unlimited shares authorized.
         Shares issued and outstanding:
         1998 - 30,292,249; and 1997 - 29,797,432

         Stock option loans                                 (4,012)     (4,012)

DEFICIT                                                    (96,680)    (74,432)
                                                          --------    --------
                  Total Shareholders' Equity                58,471      79,557
                                                          --------    --------
                     Total Liabilities and Shareholders'
                       Equity

                                                          $ 68,597    $ 89,122
                                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board:

By:   /s/ Pierre Gousseland                   By:   /s/ Richard A. Stark
     --------------------------------               ---------------------
              Director                                     Director

                          GOLDEN STAR RESOURCES LTD.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)
--------------------------------------------------------------------------------

                                                                        For the Years Ended December 31,
                                                                        1998           1997         1996
                                                                        ----           ----         ----
REVENUE
         Precious metals sales                                        $       -      $    443     $  1,723
         Interest and other                                                 635         1,255        1,078
                                                                      ---------      --------     --------
                                                                            635         1,698        2,801
                                                                      ---------      --------     --------
COSTS AND EXPENSES
         Cost of goods sold                                                   -           987        4,097
         Depreciation and depletion                                         230           772        1,246
         Exploration expense                                                443           779          408
         General and administrative                                       7,712         8,936        9,114
         Write-offs & abandonment of mineral properties                  16,600        22,437       10,365
         Gain on disposal of assets                                           -          (302)         (33)
         Interest expense                                                    36            22          189
         Foreign exchange loss (gain)                                        26            92           (2)
         Loss on suspension of mining activities                              -             -        2,085
         Loss on impairment of inventories and fixed assets                   -         1,522            -
         Recovery of abandonment loss                                         -             -         (936)
                                                                      ---------      --------     --------
                                                                         25,047        35,245       26,533
                                                                      ---------      --------     --------

LOSS BEFORE THE UNDERNOTED                                              (24,412)      (33,547)     (23,732)

Gain on subsidiaries issuance of common shares                                -             -        7,719
Omai preferred share redemption premium                                     950         1,388          626
                                                                      ---------      --------     --------
Loss before minority interest                                           (23,462)      (32,159)     (15,387)
Minority interest                                                         1,214         5,575        7,607
                                                                      ---------      --------     --------

NET LOSS                                                              $ (22,248)     $(26,584)    $ (7,780)
                                                                      =========      ========     ========

BASIC AND DILUTED NET LOSS PER SHARE                                  $   (0.74)     $  (0.92)    $  (0.31)
                                                                      =========      ========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING (in millions of shares)                30.2          28.8         25.2
                                                                      =========      ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                          GOLDEN STAR RESOURCES LTD.
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
      (Stated in thousands of United States Dollars except share amounts)
--------------------------------------------------------------------------------

                                               Common Stock           Share          Stock
                                             Number of Shares        Capital      Option Loans        Deficit
                                             ----------------       --------      ------------      ---------
Balance at December 31, 1995                    22,769,872          $106,344      $   (1,170)       $ (36,786)

Shares Issued                                    1,780,712            13,574               -                -
Shares Issued Under Options                      1,059,469             6,744               -                -
Shares Issued Under Warrants                       331,050             3,983               -                -
Issue Costs                                              -              (691)              -                -
Stock Option Loans                                       -                 -          (2,902)               -
Stock Option Loan Repayments                             -                 -              60                -
Other                                                    -                 -               -           (3,282)
Net Loss                                                 -                 -               -           (7,780)
                                             -------------          --------      ----------        ---------

Balance at December 31, 1996                   25,941,103           $129,954      $   (4,012)       $ (47,848)

Shares Issued                                   3,085,296             22,840               -                -
Shares Issued Under Options                        97,833                235               -                -
Shares Issued Under Warrants                      673,200              5,429               -                -
Issue Costs                                             -               (457)              -                -
Net Loss                                                -                  -               -          (26,584)
                                           --------------           --------      ----------        ---------

Balance at December 31, 1997                   29,797,432           $158,001      $   (4,012)       $ (74,432)

Shares Issued                                     421,357                987               -                -
Shares Issued Under Options                        73,460                175               -                -
Net Loss                                                                                            $ (22,248)
                                           --------------       ------------      ----------        ---------

Balance at December 31, 1998                   30,292,249           $159,163      $   (4,012)       $( 96,680)
                                           ==============       ============      ==========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Stated in thousands of United States Dollars)
     ---------------------------------------------------------------------

                                                                                 For the Years Ended December 31,
Operating Activities:                                                           1998            1997           1996
                                                                                ----            ----           ----
Net Loss                                                                       $(22,248)     $(26,584)     $  (7,780)

Reconciliation of net loss to net cash used in operating activities:
Depreciation, depletion and amortization                                            230           772          1,246
Premium on Omai preferred share redemption                                         (950)       (1,388)          (626)
Gain on disposal of assets                                                            -          (302)           (33)
Write-downs and abandonment of mineral properties                                16,600        22,437         10,365
Recovery of abandonment loss                                                          -             -           (936)
Gain on issuance of common shares by subsidiary                                       -             -         (7,719)
Write-down of equipment                                                               -         1,522            450
Minority interest                                                                (1,214)       (5,575)        (7,607)
Changes in non-cash operating working capital                                      (137)          516          1,990
                                                                               --------     ---------      ---------
     Net Cash Used in Operating Activities                                       (7,719)       (8,602)       (10,650)
                                                                               --------     ---------      ---------

Investing Activities:
Expenditures on mineral properties, net of joint venture recoveries              (9,643)      (22,877)       (24,279)
Depreciation capitalized as deferred exploration                                    367           342              -
Proceeds from sale of property interest                                               -             -            640
Equipment purchases                                                                 (50)         (353)        (1,735)
Omai Preferred Share Redemption                                                   1,738         2,541          1,145
Proceeds from sale of equipment                                                      47           486              -
Other assets and investment                                                          (7)          266            787
                                                                               --------     ---------      ---------
     Net Cash Used in Investing Activities                                       (7,548)      (19,595)       (23,442)
                                                                               --------     ---------      ---------

Financing Activities:
Restricted cash                                                                     250         1,765            450
Change in other liabilities                                                         (52)           22             (6)
Proceeds from issuance of subsidiary stock                                            -             -         19,987
Offering costs of subsidiary stock issues                                             -           (25)        (1,461)
Increase in minority interest                                                       910           124            518
Issuance of long-term debt                                                        3,169             -              -
Repayment of long-term debt                                                        (220)            -              -
Issuance of share capital and warrants, net of issue costs                        1,161        28,047         23,610
Stock option loan additions                                                           -             -         (2,841)
                                                                               --------     ---------      ---------
     Net Cash Provided by Financing Activities                                    5,218        29,933         40,257
                                                                               --------     ---------      ---------

Increase (Decrease) in cash and short-term investments                          (10,049)        1,736          6,165
Cash and short-term investments, beginning of period                             17,399        15,663          9,498
                                                                               --------     ---------      ---------
Cash and short-term investments, end of period                                 $  7,350      $ 17,399      $  15,663
                                                                               ========     =========      =========

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

3.   Liquidity and Going Concern
--------------------------------

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

If the current depressed market for gold prices and gold shares continues into 1999, it may be necessary for the Company to modify its 1999 budget to achieve further reductions in activity and general and administrative expenses. Capital is allocated to those projects which in the opinion of management, offer the greatest potential to generate additional reserves and mineralized material. A significant portion of the exploration and development expenditures for the Company and its subsidiaries represent discretionary spending and can be adjusted to reflect, among other things, results of exploration and development activities and the Company's capital resources. In 1999, the Company is required to make property rental payments and minimum exploration expenditures totaling

----------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)




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

     1998:                                   1997:
     -----                                   -----

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)


     Golden Star Holdings Ltd.               Golden Star Holdings Ltd.
     Venezuela Investments Ltd.              Venezuela Investments Ltd.
     Golden Star Management Ltd.             Golden Star Management Ltd.
     Pan African Resources Corporation       Pan African Resources Corporation
                                             63.9%)
     Southern Star Resources Ltd.            Southern Star Resources Ltd.
     Guyanor Ressources S.A. (71%)           Guyanor Ressources S.A. (69.3%)
         Societe de Travaux Publics             Societe de Travaux Publics
         et de Mines Auriferes en               et de Mines Auriferes en
         Guyane ("SOTRAPMAG") (99%)             Guyane ("SOTRAPMAG") (99%)
         Societe des Mines de St-Elie           Societe des Mines de St-Elie
         ("SMSE") (100%)                        ("SMSE") (50%)
     Caystar Holdings Ltd.                   Caystar Holdings Ltd.

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

Management periodically reviews the carrying value of its investments in acquisition, deferred exploration and development costs. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineralized material, anticipated future mineral prices, the anticipated future costs of exploring, developing and operating a producing mine, the expiration term and ongoing expenses of maintaining leased mineral properties and the general likelihood that the Company will continue exploration. The Company does not set a pre-determined holding period for properties with unproven reserves; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted and their carrying values are appropriate.

------------------------------------------------------------
(All tabular amounts in thousand of United States Dollars)


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

Investment in Omai Gold Mines Limited

The common share investment in Omai Gold Mines Limited ("OGML") is accounted for using the equity method. As of December 31, 1998, the Company's share of cumulative losses of OGML had exceeded the cost of the original investment in common shares.

In addition, the Company holds Class I redeemable preferred shares of OGML which were recorded at the cost of the mineral interest exchanged. The preferred shares are required to be redeemed quarterly based upon a percentage of cash flows from the Omai Mine (Note 10), which proceeds are applied to the Investment in Omai Gold Mines Limited balance based upon the relationship that the Company's original investment in deferred exploration costs ($5 million) bore to the original value of the redeemable preferred shares ($11 million). The remainder of the preferred share proceeds is recognized as "Omai preferred share redemption premium" in the consolidated statement of operations.




Use of Estimates

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

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

5.   Inventories
----------------

                                                December 31,     December 31,
                                                    1998             1997
                                                 ----------       -------

          Gold Inventory                            $  -             $ 53
          Materials and Supplies                     181              303
                                                    ----             ----
                                                    $181             $356
                                                    ====             ====

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

6.   Sale of Common Shares and Warrants by Subsidiaries
-------------------------------------------------------

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

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

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

7.   Purchase of PARC Minority Interest
---------------------------------------


On April 21, 1998, the Company completed a Plan of Arrangement that resulted in the purchase of all of the outstanding shares (approximately 36%) held by minority shareholders of PARC. As a result, the Company issued 388,574 of its common shares with a value of $0.9 million, based upon quoted market values at the time of ratification of the agreement, to the minority shareholders of PARC. As a result of this transaction, the Company allocated the consideration of $0.9 million to the principal assets acquired, the Comoe and Ndori mineral properties based upon a valuation prepared by a qualified and independent appraiser.

The following is the pro-forma income and loss for the Company for the twelve months ended December 31, 1998 and 1997, showing the results of operations had the transaction been completed on January 1, 1997:

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars


                                    For the Year Ended      For the Year Ended
                                     December 31, 1998       December 31, 1997
                                     -----------------       -----------------

           Revenue                     $      635              $    1,698
           Net Loss                    $  (21,039)             $  (29,877)
           Net Loss per Share          $    (0.73)             $    (1.04)

8.   Suspension of Alluvial Mining Operations at SOTRAPMAG
----------------------------------------------------------

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

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

9.   Acquisition, Deferred Exploration and Development Costs
------------------------------------------------------------

                                                        December 31, 1998        December 31, 1997
                                                        -----------------        -----------------
GUYANA

         Eagle Mountain                                        $  1,364                 $  1,136
         Quartz Hill                                              1,347                    1,347
         Five Star Diamond                                            -                    2,360
         Five Stars Gold (Makapa)                                   819                    3,684
         BHP Gold Projects                                            -                      333
         Guyana Diamond Permits                                       -                      109
         Other                                                       57                       97
                                                              ---------                ---------
                                                                  3,587                    9,066
                                                              ---------                ---------

SURINAME

         Benzdorp / Lawa                                          3,352                    3,344
         Gross Rosebel                                           14,543                   13,892
         Headley's Right of Exploration                             313                      311
         Thunder Mountain                                           456                      453
         Saramacca                                                1,973                    1,862
         Sara Kreek                                                 588                      581
         Tempati Reconnaissance                                     347                      344
         Tapanahony Reconnaissance                                  234                      251
         Kleine Saramacca                                           107                      107
         Lawa / Antino                                            2,109                    2,096
         Ulemari Reconnaissance                                     237                      291
         Other                                                      283                     (17)
                                                              ---------                ---------
                                                                 24,542                   23,515
                                                              ---------                ---------

FRENCH GUIANA (Guyanor Ressources S.A.)
         Dorlin                                                   2,363                    1,330
         St-Elie                                                  2,377                    1,973
         Dieu-Merci                                                   -                      382
         Yaou                                                     7,486                    7,130
         Paul-Isnard / Eau Blanche                                4,650                    3,629
         Paul Isnard Alluvials                                    1,987                    1,987
         Dachine                                                  1,481                    1,234
         Other                                                        -                       81
                                                              ---------                ---------
                                                                 20,344                   17,746
                                                              ---------                ---------

AFRICA (Pan African Resources Corporation)
         Ivory Coast / Comoe                                      4,304                    2,092
         Kenya / Ndori                                            2,565                    1,677
         Other                                                        -                        8
                                                              ---------                ---------
                                                                  6,869                    3,777
                                                              ---------                ---------

LATIN AMERICAN (Southern Star Resources Ltd.)
         Brazil / Andorinhas                                          -                    8,490
         Brazil / Abacaxis                                        2,498                    2,096
         Brazil / Other                                             275                      189
         Bolivia / Other                                              -                      173
                                                              ---------                ---------
                                                                  2,773                   10,948
                                                              ---------                ---------

OTHER                                                                88                      108
                                                              ---------                ---------
TOTAL ACQUISITION, DEFERRED EXPLORATION AND
DEVELOPMENT COSTS                                              $ 58,203                 $ 65,160
                                                              =========                =========

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

Acquisition, Deferred Exploration and Development Costs by Country / Geographic Region

                                                                          French                  Latin
                                   Total        Guyana      Suriname      Guiana      Africa     America     Other
                                ------------- ------------ ------------ ------------ ---------- ---------- ----------
December 31, 1995                $     51,447  $     9,972  $    11,456  $    16,107  $  13,107  $     792  $      13

Acquisition, Deferred
    Exploration and
    Development Costs                  33,481        3,482       11,232        8,878      5,121      4,768          -
Additions & Acquisitions                4,279          812          770          403        768      1,526          -
Write-offs & Property
   Abandonments                       (10,365)          (9)           -       (1,126)    (9,230)         -          -
Joint Venture Recoveries              (13,468)        (130)      (6,405)      (6,933)         -          -          -
Proceeds From Sale of
   Property Interest                     (640)           -            -            -       (640)         -          -
Reclass to Other Properties               (13)           -            -            -          -          -        (13)
                                ------------- ------------ ------------ ------------ ---------- ---------- ----------

December 31, 1996                      64,721       14,127       17,053  $    17,329      9,126      7,086          -

Acquisition, Deferred
    Exploration and
    Development Costs                  35,688        3,748       11,483       11,549      3,064      5,749         95
Additions & Acquisitions                2,076         (112)         323          386         46      1,435         (2)
Write-offs & Property
   Abandonments                       (22,437)      (8,578)        (668)      (1,425)    (8,459)    (3,322)        15
Joint Venture Recoveries              (14,888)        (119)      (4,676)     (10,093)         -          -          -
                                ------------- ------------ ------------ ------------ ---------- ---------- ----------

December 31, 1997                      65,160        9,066       23,515       17,746      3,777     10,948        108

Acquisition, Deferred
    Exploration and
    Development Costs                  11,632          968        2,011        4,705      3,100        868        (20)
Additions & Acquisitions                  250            -            -            -          -        250          -
Write-offs & Property
     Abandonments                     (16,600)      (6,382)           -         (917)        (8)    (9,293)         -
Joint Venture Recoveries               (2,239)         (65)        (984)      (1,190)         -          -          -
                                ------------- ------------ ------------ ------------ ---------- ---------- ----------

December 31, 1998                $     58,203  $     3,587  $    24,542  $    20,344  $   6,869  $   2,773  $      88
                                ============= ============ ============ ============ ========== ========== ==========

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

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

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

On May 27, 1998, Golden Star and Guyanor announced the resolution of the budget deadlock with ASARCO Incorporated ("Asarco") regarding the spending levels and work programs at the Paul Isnard/Eau Blanche and St-Elie/Dieu-Merci gold projects. Under the termination and settlement agreement reached between Guyanor and Asarco and subject to certain conditions, Asarco was required to pay Guyanor amounts totaling approximately $1.0 million. Upon settlement, Asarco relinquished all rights and obligations under the joint venture agreements. Accordingly, Guyanor now holds a 100% interest in the St-Elie project, and, approximately 89% of the Paul Isnard/Eau Blanche project, with LaSource holding the remaining 11% interest in Paul Isnard/Eau Blanche. During July 1998, Guyanor obtained the consent of LaSource and all amounts owing Guyanor by Asarco were fully paid.

In December 1996, PARC was granted an option by San Martin Mining and Investment Company Limited ("San Martin") relating to the Ndori property in Kenya. Under the terms of PARC's option to acquire 75% of the Ndori property, PARC has made payments to San Martin totaling $0.6 million and must make minimum annual expenditures of $0.6 million in 1999 unless the property is abandoned. PARC was required to, and did, relinquish 50% of the original property area in 1998 and must relinquish a further 25% of the original area in 1999.

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

10.  Investment in Omai Gold Mines Limited
------------------------------------------

During 1991, the Company acquired a 35% common share equity interest for a nominal amount in OGML, a Guyanese company established to build and operate the Omai Mine in Guyana. This common share equity interest was reduced to 30% on April 1, 1993 pursuant to the exercise of an option granted to Cambior. The common share investment in Omai Gold Mines Limited ("OGML") is accounted for using the equity method. As of December 31, 1998, the Company's share of cumulative losses of OGML had exceeded the cost of the original investment in common shares.

In addition, the Company holds Class I redeemable preferred shares of OGML which were recorded at the cost of the mineral interest exchanged. The preferred shares are required to be redeemed quarterly based upon a percentage of cash flows from the Omai Mine (Note 10), which proceeds are applied to the Investment in Omai Gold Mines Limited balance based upon the relationship that the Company's original investment in deferred exploration costs ($5 million) bore to the original value of the redeemable preferred shares ($11 million). The remainder of the preferred share proceeds is recognized as "Omai preferred share redemption premium" in the consolidated statement of operations. The Company received preferred share redemptions of $1.1 million, $2.5 million and $1.7 million in 1996, 1997 and 1998 respectively, which proceeds are applied to the investment in OGML balance. These amounts are allocated to the Investment in OGML account and to Premium on Omai Preferred Share Redemption on the basis of the Company's share of costs incurred as a percentage of the total value of the Class I preferred shares.

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

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

Details regarding the Company's investment in the common and preferred share equity and its share of equity losses not recorded are as follows:

                                                        Common           Preferred
                                                        Shares            Shares
                                                       ---------        ----------
       December 31, 1995                                $      -         $  3,798
       Less:
       Preferred Share Redemptions                             -           (1,145)
       Add:
       Premium on Preferred Share Redemptions                  -              626
                                                        --------         --------
       December 31, 1996                                $      -         $  3,279
       Less:
       Preferred Share Redemptions                             -           (2,541)
       Add:
       Premium on Preferred Share Redemptions                  -            1,388
                                                        --------         --------
       December 31, 1997                                $      -         $  2,126
       Less:
       Preferred Share Redemptions                             -           (1,738)
       Add:
       Premium on Preferred Share Redemptions                  -               950
                                                        --------          --------
       December 31, 1998                                $                 $ 1,338
                                                        ========          =======

         The Company's Share of
           Accumulated Losses at:

                   December 31, 1996                    $ (2,713)
                                                        ========
                   December 31, 1997                    $ (1,507)
                                                        ========
                   December 31, 1998                    $   (628)
                                                        ========

Summarized Financial Information of OGML:

                                              As of December 31,
                                               1998         1997
                                               ----         ----
Current assets                               $ 24,550     $ 25,175
Non-current assets                            189,818      200,367
Current liabilities                            12,815       11,671
Non-current liabilities                       149,013      162,629
Redeemable preferred shares:
         Class I                                3,107        5,305
         Class II                                   -            -
         Class III                             50,243       50,243

The Class III Redeemable Preferred Shares carry a 15% cumulative dividend. As of December 31, 1998 and 1997, approximately $57.4 million and $42.6 million of dividends were accrued and unpaid on these shares.

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

                                For the Years Ended December 31,
                               1998           1997          1996
                               ----           -----         ----
Revenues                     $135,345       $145,087      $107,199
Expenses                      131,849        139,309       104,463
                             --------       --------      --------
Net income                   $  3,496       $  5,778      $  2,736
                             ========       ========      ========

At December 31, 1998 and 1997, the difference between the Company's carrying value of its investment in OGML and its equity share of net assets was as follows:

                                           As of December 31,
                                          1998            1997
                                        --------        -------
30% of OGML net assets                  $ 15,761        $ 15,373
Carrying value of investments              1,337           2,126
                                        --------        --------
Difference                              $ 14,424        $ 13,247
                                        ========        ========

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

11.  Fixed Assets
-----------------

                                           As of December 31,
                                         1998             1997
                                        -------         -------
Machinery & equipment                   $ 2,851         $ 3,239
Accumulated depreciation                 (2,166)         (1,959)
                                        -------         -------
                                        $   685         $ 1,280
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

12.  Share Capital
------------------

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

Stock Option Loans

As of December 31, 1998, and 1997, employees had exercised their rights under employee stock option loan agreements and purchased 1,029,012 and 1,029,012 common shares, respectively, against which there were outstanding loans of Cdn$5.3 million and Cdn$5.3 million, respectively. Of the 1998 and 1997 outstanding loan balances, approximately Cdn$5.3 million and Cdn$5.3 million, respectively, relate to loans to two employees, one a former officer and currently a director, and the other a former officer of the Company. These loans are non-interest bearing and must be repaid within five years from the date of exercise unless the loan term is extended by vote of the Board of Directors. The shares are held by a trustee and, in the event of non-payment, the sole recourse for repayment and recovery of the loans shall be as against pledged shares. In the event that the loans are not repaid and the shares are sold at a loss, only the net proceeds will be credited to share capital. The average

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

exercise price of the underlying shares regarding outstanding loans as at December 31, 1998, and 1997 was Cdn$5.26 for both periods. The loans outstanding at December 31, 1998, are due as follows:

       1999              $   4,012
       2000                      -
       2001                      -
       2002                      -
                         ---------
                         $   4,012
                         =========

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

Schedule of Stock Option Activity

                                       Shares Under Option       Price (Cdn$)
                                       -------------------       ------------
         Shares Under Option at
         December 31, 1995                   2,991,550         $2.76 to $17.00
         Activity:
         Granted                               992,250         $9.50 to $24.40
         Exercised                          (1,059,469)        $2.76 to $16.20
         Canceled                              (40,100)        $7.63 to $16.20
                                         -------------
         Shares Under Option at
         December 31, 1996                   2,884,231         $2.76 to $24.40
         Activity:
         Granted                             1,221,450         $3.40 to $18.50
         Exercised                             (97,833)        $2.76 to $ 9.25
         Canceled                              (50,500)        $7.63 to $16.20
                                         -------------
         Shares Under Option at
         December 31, 1997                   3,957,348         $3.40 to $24.40
         Activity:
         Granted                               209,500         $1.55 to $ 6.65
         Exercised                             (73,460)                  $3.40
         Canceled                             (596,658)        $3.40 to $23.00
                                         -------------
         Shares Under Option at
         December 31, 1998                   3,496,730         $1.55 to $24.40
                                         =============         ===============

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

13.  Income Taxes
-----------------

Losses carried forward for income tax purposes in Canada, approximating Cdn$35.0 million are available for the reduction of future years' taxable incomes. These losses expire as follows (in thousands):

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)

                                         CDN$
                                       -------

             1999                      $ 2,266
             2000                        1,664
             2001                        1,702
             2002                        5,524
             2003                        6,525
             2004                        7,531
             2005                        9,752
                                      --------
             Total                     $34,964
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

                                   Operating         Net      Identifiable
                                    Revenues        (Loss)       Assets
                                    --------        ------       ------
1998
         South America             $       8      $(18,448)     $52,711
         Africa                            -            (6)       6,865
         Corporate                       627        (3,794)       9,021
-------------------------------------------------------------------------------
Total                              $     635      $(22,248)     $68,597
===============================================================================

1997
         South America             $     539      $(16,833)     $64,702
         Africa                           71        (6,237)       3,936
         Corporate                     1,088        (3,514)      20,484
-------------------------------------------------------------------------------
Total                              $   1,698      $(26,584)     $89,122
===============================================================================
1996
         South America             $   1,811      $ (5,760)     $65,283
         Africa                          224        (5,706)      12,893
         Corporate                       766         3,686       18,107
-------------------------------------------------------------------------------
Total                              $   2,801      $ (7,780)     $96,283
===============================================================================


15.  Generally Accepted Accounting Principles in Canada and the United States
-----------------------------------------------------------------------------

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with accounting principles generally accepted in the United States. Differences which materially affect these consolidated financial statements are:

(a) For United States GAAP ("U.S. GAAP") exploration and general and administrative costs related to projects are charged to expense as incurred. As such, the majority of costs charged to Exploration Expense and Abandonment of Mineral Properties under Canadian GAAP would have been charged to earnings in prior periods under U.S. GAAP. Prior to development, only property acquisition costs are capitalized for both Canadian and U.S. GAAP.

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

Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:

------------------------------------------------------------
(All tabular amounts in thousands of United States Dollars)


                                                                  For the Years Ended December 31,
                                                                 1998          1997           1996
                                                              ----------    ---------      ----------
Net loss under Canadian GAAP                                  $  (22,248)   $ (26,584)     $   (7,780)
Net effect of the deferred exploration expenditures on
   loss for the period (a)                                         4,901        1,189         (10,231)
Effect of recording compensation expense under stock
   option plans (d)                                                    -          (83)            (85)
Foreign exchange loss                                                 26           92              (2)
Reversal of the gain on subsidiary's issuance of common
   stock (f)                                                           -            -          (7,719)
Reversal of the loss for severance accruals (i)                        -       (1,115)          1,115
Effect of Omai Preferred Share Redemption (c)                        788        1,152             520
                                                             -----------    ---------      ----------
Loss under U.S. GAAP before minority interest                    (16,533)     (25,349)        (24,182)
Minority interest, as adjusted                                     1,138       (1,489)         (1,097)
                                                             -----------    ---------      ----------
Net loss under U.S. GAAP                                         (15,395)     (26,838)        (25,279)
Other comprehensive income foreign exchange loss (j)                 (26)         (92)              2
                                                            ------------    ---------      ----------
Comprehensive income (j)                                    $    (15,421)   $ (26,930)     $  (25,277)
                                                            ============    =========      ==========

Basic and diluted Net loss per share under U.S. GAAP        $      (0.51)   $   (0.94)     $    (1.00)
                                                            ============    =========      ==========

(For items (a) to (j), see page 79.)

Under U.S. GAAP the Omai preferred share redemption would be included with costs and expenses before the caption "Loss Before the Undernoted" on the consolidated statements of loss and deficit. Weighted average common shares outstanding are substantially the same under U.S. GAAP as under Canadian GAAP for the periods presented.

The effect of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

Balance Sheet

                                                December 31, 1998                           December 31, 1997
                                                -----------------                           -----------------
                                      Canadian GAAP           U.S. GAAP            Canadian GAAP          U.S. GAAP
                                      -------------           ---------            -------------          ---------
Cash (e)                                $ 7,350                 $  3,145             $12,458                $12,458
Short term investments (e)                    -                    1,590               4,941                  1,999
Marketable securities (h)                     -                        -                   -                      -
Other current assets                        866                      866               2,753                  2,753
Restricted cash                               -                        -                 250                    250
Acquisition, deferred
exploration and development              58,203                   18,183              65,160                 20,239
costs (a)
Investment in OGML (c)                    1,337                        -               2,126                      -
Long-term investments (e)                     -                    2,615                   -                  2,942
Other assets                                841                      841               1,434                  1,435
                                       --------                 --------           ---------                -------

Total Assets                            $68,597                 $ 27,240             $89,122                $42,076
                                        =======                 ========             =======                =======

Liabilities (i)                        $  4,704                 $  4,704              $3,840                $ 3,840
Minority interest (a)                     5,422                    5,637               5,725                  7,076
Share capital, net of stock
   option loans (g)                     155,151                  152,360             153,989                151,200
Cumulative translation
   adjustments (b)                            -                    1,595                   -                  1,595
Accumulated comprehensive
   income                                     -                     (593)                  -                   (567)
Deficit (a) (c) (d) (f) (i)             (96,680)                (136,463)            (74,432)              (121,068)
                                        -------                 --------             -------               --------

Total Liabilities and
   Shareholders' Equity                 $68,597                 $ 27,240             $89,122                $42,076
                                        =======                 ========             =======                =======

(For items (a) to (i), see page 79.)

Under U.S. GAAP, receivables would be separately disclosed as follows:

                                                                 1998      1997
                                                                 ----      ----
         Receivables from employees                              $ 55    $  396
         Receivables from joint venture partners                   96       805
         Interest receivable                                       72        85
         Other                                                    288       952
         Allowance for doubtful accounts                            -         -
                                                               ------   -------
                  Total Receivables                              $511    $2,238
                                                               ======   =======

Of the December 31, 1998 and 1997 accounts receivable balance, $0.05 million and $0.1 million respectively, relates to loans to two officers of the Company.

Statement of Changes in Shareholders' Equity Under U.S. GAAP

                                                                                       (i)
                                    Common                                (b)      Accumulated
                                     Stock                  Stock     Cumulative    Unrealized               Accumulated
                                   Number of      Share     Option    Translation    Gains on                Comprehensive
                                    Shares       Capital     Loans    Adjustment   Investments    Deficit       Income
                                   ---------     -------     -----    ----------   -----------    -------       ------
Balance at December 31, 1995       22,769,872    $95,666   $(1,170)    $   1,595    $      127   $(65,668)      $ (477)

Shares Issued                       1,780,712     13,574         -             -             -          -            -
Shares Issued Under Options         1,059,469      6,744         -             -             -          -            -
Shares Issued Under Warrants          331,050      3,983         -             -             -          -            -
Issue Costs                                 -       (691)        -             -             -          -            -
Stock Option Loans                          -          -    (2,902)            -             -          -            -
Stock Option Loan Repayments                -          -        60             -             -          -            -
Reclass of Gain of Subsidiary
Stock    (f)                                -      7,719         -             -             -          -            -
Stock Based Compensation
Expense    (d)                              -         85         -             -             -          -            -
Accumulated Unrealized Gains on
   Investments (i)                          -          -         -             -          (127)         -            -
Other                                       -          -         -             -             -     (3,282)           -
Comprehensive Income (j)                    -          -         -             -             -          -            2
Net Loss (a) (c) (d) (f) (I)                -          -         -             -             -    (25,279)           -
                                   ----------    -------   -------    ----------   -----------   --------       ------
Balance at December 31, 1996       25,941,103    127,080    (4,012)        1,595             -    (94,229)        (475)

Shares Issued                       3,085,296     22,840         -             -             -          -            -
Shares Issued Under Options            97,833        235         -             -             -          -            -
Shares Issued Under Warrants          673,200      5,429         -             -             -          -            -
Issue Costs                                 -       (457)        -             -             -          -            -
Stock Based Compensation
Expense    (d)                              -         83         -             -             -          -            -
Comprehensive Income (j)                    -          -         -             -             -          -          (92)
Net Loss (a) (c) (d) (f) (i)                -          -         -             -             -    (26,838)           -
                                   ----------    -------   -------    ----------   -----------   --------       ------
Balance at December 31, 1997       29,797,432    155,210    (4,012)        1,595             -   (121,068)        (567)

Shares Issued                         421,357        987         -             -             -          -            -
Shares Issued under Options            73,460        175         -             -             -          -            -
Comprehensive Income (j)                    -          -         -             -             -          -          (26)
Net Loss (a)(c)(d)(f)( i )                  -          -         -             -             -    (15,395)           -
                                   ----------    -------   -------    ----------   -----------  ---------       ------
Balance at December 31, 1998       30,292,249   $156,372   $(4,012)    $   1,595    $        -  $(136,463)      $ (593)
                                   ==========    =======   =======    ==========   ===========  =========       ======

Statements of Cash Flows Under U.S. GAAP

Net Cash Provided By (Used In):              Operating Activities      Investing Activities      Financing Activities
                                             --------------------      --------------------      --------------------
                                             Canadian     U.S.        Canadian      U.S.        Canadian     U.S.
For the Years Ended,                           GAAP       GAAP          GAAP        GAAP          GAAP       GAAP
--------------------                           ----       ----          ----        ----          ----       ----
             December 31, 1998              $ (7,719)   $(14,792)     $ (7,548)    $ 2,743       $ 5,218    $ 2,327
             December 31, 1997              $ (8,602)   $(27,045)     $(19,595)    $(2,670)      $29,933    $30,009
             December 31, 1996              $(10,650)   $(30,024)     $(23,442)    $(3,963)      $40,257    $40,331

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

Summarized below are the components of deferred taxes:

                                                                                  As of December 31,
                                                                                  ------------------
                                                                            1998                      1997
                                                                            ----                      ----
         Temporary differences relating to net assets:
              Other current assets                                    $      62                $       81
              Property & equipment                                          405                       396
              Deferred exploration                                       21,076                    18,587
              Investment in OGML                                          1,120                     1,781
              Offering costs                                              1,103                     1,103
         Tax loss and credit carryforwards                               10,201                     8,806
                                                                      ---------                ----------
         Gross deferred tax asset                                        33,967                    30,754
                                                                      ---------                ----------
         Valuation allowance                                            (33,967)                  (30,754)
                                                                      ---------                ----------
         Net deferred tax assets                                      $       -                $        -
                                                                      =========                ==========

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

                                                          1998        1997
                                                          ----        ----
Net loss under U.S. GAAP               As reported       $(15,395)   $(26,838)
                                       Pro forma         $(19,831)   $(32,384)
Net loss per share under U.S. GAAP     As reported       $  (0.51)   $  (0.94)
                                       Pro forma         $  (0.66)   $  (1.12)

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

                                                             1998
                               --------------------- --------------------- ---------------------
                                     GSR Plan            Guyanor Plan           PARC Plan
                               --------------------- --------------------- ---------------------
Expected volatility                   105.9%                 N/A                   N/A
Risk-free interest rate           4.37% to 5.70%             N/A                   N/A
Expected lives                       5 years                 N/A                   N/A
Dividend yield                          0%                   N/A                   N/A

                                                             1997
                               --------------------- --------------------- ---------------------
                                     GSR Plan            Guyanor Plan           PARC Plan
                               --------------------- --------------------- ---------------------
Expected volatility                    79%                   56%                   81%
Risk-free interest rate           5.74% - 6.55%             5.92%             6.16% - 6.53%
Expected lives                       5 years               5 years               5 years
Dividend yield                          0%                    0%                    0%

                                                             1996
                               --------------------- --------------------- ---------------------
                                     GSR Plan            Guyanor Plan           PARC Plan
                               --------------------- --------------------- ---------------------
Expected volatility                    55%                   73%                   93%
Risk-free interest rate           5.30% to 6.77%        5.50% to 6.39%        5.25% to 6.28%
Expected lives                       5 years               5 years               5 years
Dividend yield                          0%                    0%                    0%

The following tables summarize information about stock options under the GSR
Plan:

                                              1998                        1997                        1996
---------------------------------- --------------------------- ---------------------------- --------------------------
                                            Weighted-Average             Weighted-Average             Weighted-Average
                                   Shares    Exercise Price    Shares     Exercise Price    Shares     Exercise Price
GSR Plan                           (000)         (Cdn$)         (000)         (Cdn$)         (000)         (Cdn$)
---------------------------------- ------- ------------------- -------- ------------------- -------- -----------------
Outstanding at beginning of year    3,957        $10.79         2,884         $13.07         2,991         $ 9.40
Granted                               210        $ 2.47         1,221         $ 5.08           992         $19.34
Exercised                             (73)       $ 3.40           (98)        $ 3.30        (1,059)        $ 6.37
Forfeited                            (597)       $15.27           (50)        $17.31           (40)        $12.23
---------------------------------- ------- ------------------- -------- ------------------- -------- -----------------
Outstanding at end of year          3,497        $10.40         3,957         $10.79         2,884         $13.07
Options exercisable at year-end     3,318                       3,353                        2,221
Weighted-average fair value of
   options granted during the year               $ 1.90                       $ 5.08                       $19.34

                                        Options Outstanding                              Options Exercisable
--------------------- --------------------------------------------------------- --------------------------------------
                           Number                                                     Number
      GSR Plan         Outstanding at     Weighted-Average   Weighted-Average     Exercisable at    Weighted-Average
 Range of Exercise      Dec. 31, 1998        Remaining        Exercise Price      Dec. 31, 1998      Exercise Price
   Prices (Cdn$)            (000)         Contractual Life        (Cdn$)              (000)              (Cdn$)
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
  $ 1.55 to $ 2.76            217               7.83               $ 2.00               217             $ 7.83
  $ 3.40 to $ 7.63          1,553               7.75               $ 5.26             1,374             $ 5.50
  $ 8.05 to $12.05            255               7.28               $ 9.39               255             $ 9.39
  $12.15 to $17.90            683               5.43               $14.36               683             $14.36
  $18.45 to $24.40            789               6.86               $19.72               789             $19.72
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
                            3,497                                                     3,318

The following tables summarize information about stock options for the Guyanor plan:

                                               1998                        1997                       1996
----------------------------------- --------------------------- --------------------------- --------------------------
                                            Weighted-Average             Weighted-Average            Weighted-Average
                                   Shares    Exercise Price    Shares     Exercise Price    Shares    Exercise Price
Guyanor Plan                       (000)         (Cdn$)         (000)         (Cdn$)        (000)         (Cdn$)
---------------------------------- ------- ------------------- -------- ------------------- ------- ------------------
Outstanding at beginning of year    3,143        $3.60          2,726         $3.97         1,611         $2.13
Granted                                 -            -            511         $1.64         1,306         $6.04
Exercised                             (11)       $1.64            (40)        $2.68          (191)        $2.35
Forfeited                             (97)       $5.07            (54)        $5.08             -             -
---------------------------------- ------- ------------------- -------- ------------------- ------- -------------------
Outstanding at end of year          3,035        $3.56          3,143         $3.60         2,726         $3.97
Options exercisable at year-end     3,035                       2,213                       1,591
Weighted-average fair value of                    N/A
   options granted during the year                                            $1.64                       $6.04

                                        Options Outstanding                              Options Exercisable
--------------------- --------------------------------------------------------- --------------------------------------
                           Number                                                     Number
    Guyanor Plan       Outstanding at     Weighted-Average   Weighted-Average     Exercisable at    Weighted-Average
 Range of Exercise      Dec. 31, 1998        Remaining        Exercise Price      Dec. 31, 1998      Exercise Price
   Prices (Cdn$)            (000)         Contractual Life        (Cdn$)              (000)              (Cdn$)
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
  $1.64 to $ 3.30          2,557                 6.94               $2.35               2,456            $2.38
  $9.20 to $12.40            478                 7.80               $0.04                 478            $7.80
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
                           3,035                                                        2,934

The following tables summarize information about stock options for the PARC plan:

                                               1998                        1997                       1996
----------------------------------- ---------------------------- -------------------------- --------------------------
                                             Weighted-Average            Weighted-Average            Weighted-Average
                                   Shares     Exercise Price    Shares    Exercise Price    Shares    Exercise Price
PARC Plan                           (000)         (Cdn$)         (000)        (Cdn$)         (000)        (Cdn$)
---------------------------------- -------- ------------------- -------- ------------------ -------- -----------------
Outstanding at beginning of year     2,338        $0.90          2,357         $0.90             -            -
Granted                                  -            -             48         $0.69         2,367        $0.90
Exercised                                -                           0             -           (10)       $0.99
Forfeited                           (2,338)       $0.90            (67)        $0.86             -            -
---------------------------------- -------- ------------------- -------- ------------------ -------- -----------------
Outstanding at end of year               -            -          2,338         $0.90         2,357        $0.90
Options exercisable at year-end          -                       1,765                       1,161
Weighted-average fair value of
   options granted during the year                 N/A                         $0.69                      $0.90

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

                                                           Operating       Net             Identifiable
                                                           Revenues        Loss               Assets
                                                           --------        ----               ------
1998
         South America                                     $      8        $ (8,626)        $  18,520
         Africa                                                   -          (3,002)            1,034
         Corporate                                              627          (3,767)            7,686
----------------------------------------------------------------------------------------------------------
Total                                                      $    635        $(15,395)        $  27,240
==========================================================================================================
1997
         South America                                     $    539        $(21,500)        $  22,666
         Africa                                                  71          (2,876)            1,197
         Corporate                                            1,088          (2,462)           18,213
----------------------------------------------------------------------------------------------------------
Total                                                      $  1,698        $(26,838)        $  42,076
==========================================================================================================
1996
         South America                                     $  1,811        $(18,431)        $  27,121
         Africa                                                 224          (3,261)            4,944
         Corporate                                              766          (3,585)           14,830
----------------------------------------------------------------------------------------------------------
Total                                                      $  2,801        $(25,277)        $  46,895
==========================================================================================================

16.  Subsequent Events
----------------------

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

On March 8, 1999, Mr. James Askew was appointed President and Chief Executive Officer of the Company. In conjunction with his employment agreement with the Company, Mr. Askew was granted an option to purchase 1,000,000 shares of the Company's stock at the price of Cdn$1.80. This option vests as to one-third on the date of the grant and one-third on each of the first and second anniversary dates.

17.  Related Parties
--------------------

To consolidate exploration and possible development of the Quartz Hill area with the adjacent Omai property in 1995, the Company entered into a letter of understanding with OGML whereby the Company relinquished all of its right, title, and interest in the Quartz Hill prospecting license in exchange for a beneficial interest in any prospecting license granted to OGML with respect to the same area. Under the letter of understanding, OGML may acquire 100% of the Company's beneficial interest by either: (i) making quarterly payments to the Company equal to 25% of net cash flow generated from mining activity on the Quartz Hill property; or (ii) issuing to the Company, upon commencement of production at Quartz Hill, 1,386,000 Class IV Preference Shares with a par value of $1.00 per share, i.e., the equivalent of the approximate historical book value of the Company's investment in the Quartz Hill property. Such shares would be fully redeemable in equal quarterly installments during the 36-month period following commencement of commercial production from Quartz Hill. In January 1997, OGML was awarded prospecting licenses for the Quartz Hill area and the Omai River area. Execution of a definitive agreement between Cambior, OGML and the Company is subject to execution of an acceptable mineral agreement regarding the Quartz Hill and Omai River properties. This agreement is subject to approval by the Board of Directors of OGML, and, for certain matters, approval of OGML's shareholders.

18.  Commitments and Contingencies
----------------------------------

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

Potential Litigation

On December 17, 1998, SMSE notified Texmine of its intention to terminate the Dieu-Merci option agreement. After several attempts to substantially reduce or eliminate the minimum commitments and property payments specified in the agreement failed, SMSE decided to withdraw from the option agreement. Following the termination of the option agreement, the owner of the Dieu-Merci project demanded from SMSE the sum of ff 2,000,0000 (approximately $350,000), which according to Texmine is owed to it in spite of the termination of the option agreement. SMSE does not believe that such sum is owed and, therefore, intends to defend itself vigorously against any legal action that Texmine may take to obtain payment. There can be no assurance, however, that SMSE will be successful.

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

                                   PART III


ITEMS 10, 11, 12 AND 13.
-----------------------

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

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------     ------------------------------------------------------
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

                          GOLDEN STAR RESOURCES LTD.
                                  Registrant

                  By:         /s/ James E. Askew
                          -----------------------------------------
                              James E. Askew
                              President and Chief Executive Officer

                  Date:       March 26, 1999
                          -----------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:    /s/ James E. Askew      By:    /s/ Gordon J. Bell
       ----------------------         ------------------------------------------
Name:  James E. Askew          Name:  Gordon J. Bell
       ----------------------         ------------------------------------------
Title: President and CEO       Title: Vice-President and Chief Financial Officer
       ----------------------         ------------------------------------------
Date:  March 26, 1999          Date:  March 26, 1999
       ----------------------         ------------------------------------------


By:    /s/ David K. Fagin      By:    /s/ Pierre Gousseland
       ----------------------         ------------------------------------------
Name:  David K. Fagin          Name:  Pierre Gousseland
       ----------------------         ------------------------------------------
Title: Director                Title: Director
       ----------------------         ------------------------------------------
Date:  March 29, 1999          Date:  March 29, 1999
       ----------------------         ------------------------------------------

By:    /s/ Philip S. Martin    By:    /s/ Ernest C. Mercier
       ----------------------         ------------------------------------------
Name:  Philip S. Martin        Name:  Ernest C. Mercier
       ----------------------         ------------------------------------------
Title: Director                Title: Director
       ----------------------         ------------------------------------------
Date:  March 29, 1999          Date:  March 29, 1999
       ----------------------         ------------------------------------------

By:    /s/ Roger D. Morton     By:    /s/ Richard A. Stark
       ----------------------         ------------------------------------------
Name:  Roger D. Morton         Name:  Richard A. Stark
       ----------------------         ------------------------------------------
Title: Director                Title: Director
       ----------------------         ------------------------------------------
Date:  March 29, 1999          Date:  March 29, 1999
       ----------------------         ------------------------------------------

By:    /s/ Robert R. Stone
       ----------------------
Name:  Robert R. Stone
       ----------------------
Title: Director
       ----------------------
Date:  March 29, 1999
       ----------------------