Form 10-Q/A
period 1999-09-30
GOLDEN STAR RESOURCES LTD
filed 2000-07-10
CIK 903571

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                                  __________

                                 FORM 10-Q/A-1
                                  __________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  Yes    X     No _____
                                        -----

Number of Common Shares outstanding as of May 31, 2000: 37,588,988.

                          GOLDEN STAR RESOURCES LTD.

                                     INDEX

Part I - Financial Information

         Item 1. Financial Statements.................................................     1

         Item 2. Management's Discussion and Analysis of Financial Condition,
                 Results of Operations and Recent Developments........................    13

Part II - Other Information

         Item 1. Legal Proceedings....................................................    19

         Item 6. Exhibits and Reports on Form 8-K.....................................    19

Signatures............................................................................    20

                        Part I - Financial Information

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                          GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)
--------------------------------------------------------------------------------

                                                                           (Unaudited)
                                                                      As of September 30,      As of December 31,
ASSETS                                                                       1999                     1998
                                                                      -------------------      ------------------
CURRENT ASSETS
     Cash and short-term investments                                            $   2,398                $  7,350
     Accounts receivable                                                            2.346                     511
     Inventories                                                                    8,537                     181
     Prepaid expenses                                                                 189                     174
                                                                                ---------                --------
          Total Current Assets                                                     13,470                   8,216

RESTRICTED CASH                                                                     6,000                       -
NOTE RECEIVABLE                                                                     2,043
DEFERRED EXPLORATION                                                               37,410                  58,203
INVESTMENT IN OMAI GOLD MINES LIMITED                                               1,023                   1,337
MINING PROPERTIES                                                                   3,774                       -
FIXED ASSETS                                                                          399                     685

OTHER ASSETS                                                                           84                     156
                                                                                ---------                --------
          Total Assets                                                          $  64,203                $ 68,597
                                                                                =========                ========

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                   $   5,442                $    921
     Accrued wages and payroll taxes                                                  630                     779
                                                                                ---------                --------
          Total Current Liabilities                                                 6,072                   1,700

LONG-TERM DEBT                                                                      2,254                   2,948
CONVERTIBLE DEBENTURES                                                              3,110                       -
ENVIRONMENTAL REHABILITATION PROVISION                                              7,000                       -
OTHER LIABILITIES                                                                      28                      56
                                                                                ---------                --------
          Total Liabilities                                                        18,464                   4,704

MINORITY INTEREST                                                                   7,138                   5,422

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                                     158,893                 159,163
     Common shares, without par value, unlimited shares
     authorized.  Shares issued and outstanding:  September 30,
     1999 - 36,561,231; December 31, 1998 - 30,292,249

     Equity component of convertible debentures                                     1,045                       -
     Stock option loans                                                                 -                  (4,012)
DEFICIT                                                                          (121,337)                (96,680)
                                                                                ---------                --------
     Total Shareholders' Equity                                                    38,601                  58,471
                                                                                ---------                --------
          Total Liabilities and Shareholders' Equity                            $  64,203                $ 68,597
                                                                                =========                ========

  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                    Three Months                         Nine Months
                                                                 Ended September 30                  Ended September 30
                                                          ---------------------------------  -----------------------------------

                                                                1999             1998              1999               1998
                                                              --------         --------          --------           --------
REVENUE
  Interest and other                                          $     65         $    189          $    287           $    606
                                                              --------         --------          --------           --------
                                                                    65              189               287                606
                                                              --------         --------          --------           --------

COSTS AND EXPENSES
  Depreciation                                                      33               60               115                180
  General and administrative                                       488            1,971             2,350              5,427
  Exploration expense                                               77               26               129                267
  Abandonment and impairment of deferred exploration            20,482              199            23,745                199
  Loss on sale of assets                                            16                -                 8                  -
  Interest and bank charges                                         37              111                49                126
  Foreign exchange loss (gain)                                      13              140               (18)                58
                                                              --------         --------          --------           --------
                                                                21,146            2,507            26,378              6,257
                                                              --------         --------          --------           --------

LOSS BEFORE THE UNDERNOTED                                     (21,081)          (2,318)          (26,091)            (5,651)

Equity in earnings of Omai Gold Mines Limited                        -              170                 -                  -
Omai Preferred Share Redemptions                                  (143)              34               379                863
                                                              --------         --------          --------           --------
Net loss before minority interest                              (21,224)          (2,454)          (25,712)            (4,788)
Minority interest loss                                             834              318             1,056                787
                                                              --------         --------          --------           --------

NET LOSS                                                      $(20,390)        $ (2,136)         $(24,656)          $ (4,001)
                                                              ========         ========          ========           ========

BASIC AND DILUTED LOSS PER SHARE                              $  (0.65)        $  (0.07)         $  (0.79)          $  (0.13)
                                                              ========         ========          ========           ========

Weighted Average Shares Outstanding
(Millions of shares)                                              31.4             30.0              31.4               30.0
                                                              ========         ========          ========           ========

  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Stated in thousands of United States Dollars)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                               Nine Months Ended             Nine Months Ended
                                                                              September 30, 1999            September 30, 1998
                                                                           ------------------------      ------------------------
Operating Activities:
  Net loss                                                                         $(24,656)                    $(4,001)
  Reconciliation of net loss to net cash used in operations:
     Depreciation                                                                       115                         180
     Premium on Omai Preferred Share Redemptions                                       (379)                       (863)
     Abandonment and impairment of deferred exploration                              23,745                         199
     Loss on sale of assets                                                               8                           -
     Minority interest loss                                                          (1,056)                       (787)
                                                                                   --------                     -------
  Changes in non-cash operating working capital
       Accounts Receivable                                                             (381)                      1,073
       Inventories                                                                       27                          78
       Accounts Payable                                                                   9                      (1,940)
       Other Current Assets                                                             107                          62
  Total of changes in non-cash working capital                                         (238)                       (727)
                                                                                   --------                     -------
          Net Cash Used in Operating Activities                                      (2,461)                     (5,999)
                                                                                   --------                     -------

Investing Activities:
  Expenditures on mineral properties, net of joint venture recoveries                (2,790)                     (5,575)
  Equipment purchases                                                                    (5)                        (49)
  Proceeds from sale of equipment                                                        90                          32
  Omai Preferred Share Redemptions                                                      693                       1,580
  Payments for acquisition, net of cash acquired                                     (1,525)                          -
  Restricted cash for Bogoso rehabilitation                                          (6,000)                          -
  Other assets                                                                           69                        (147)
                                                                                   --------                     -------
          Net Cash Used in Investing Activities                                      (9,468)                     (4,159)
                                                                                   --------                     -------

Financing Activities:
  Restricted cash                                                                         -                         250
  Issuance of convertible debentures                                                  4,155                           -
  Repayment of stock option loans                                                       638                           -
  Issuance of share capital, net of issue costs                                       2,905                         239
  Repayment of long term debt                                                          (693)                          -
  Other                                                                                 (28)                        (42)
                                                                                   --------                     -------
          Net Cash Provided by Financing Activities                                   6,977                         447
                                                                                   --------                     -------

Decrease in cash                                                                     (4,952)                     (9,711)
Cash and short-term investments, beginning of period                                  7,350                      17,399
                                                                                   --------                     -------
Cash and short-term investments, end of period                                     $  2,398                     $ 7,688
                                                                                   ========                     =======

  The accompanying notes are an integral part of these consolidated financial statements

These financial statements and notes thereto should be read in conjunction with the financial statements and related notes included in the annual report on Form 10-K for Golden Star Resources Ltd. (the "Company" or "Golden Star") for the fiscal year ended December 31, 1998, on file with the Securities and Exchange

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(Unaudited)

(All amounts are in U.S. Dollars, unless otherwise indicated, and tabular amounts are in thousands of U.S. Dollars)

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

(2)  SUPPLEMENTARY CASH FLOW INFORMATION
     -----------------------------------

During the nine months ended September 30, 1999, 679,012 shares were canceled that were previously issued for options granted under the Company's Stock Option Plan. The related stock options loans, principally to one former officer, amounting to $3.3 million and collateralized only by the shares, were also canceled.

(3)  INVENTORIES
     -----------

                              September 30, 1999       December 31, 1998
                              ------------------       -----------------
Metal                               $3,154                    $    -
Materials and Supplies               5,383                       181
                                    ------                    ------
                                    $8,537                    $  181
                                    ======                    ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(Unaudited)

(All amounts are in U.S. Dollars, unless otherwise indicated, and tabular amounts are in thousands of U.S. Dollars)

(4)  FIXED ASSETS
     ------------
                                   September 30, 1999       December 31, 1998
                                   ------------------       -----------------
Machinery & Equipment                    $ 2,950                 $ 2,851
Accumulated Depreciation                  (2,551)                 (2,166)
                                          ------                  ------
                                         $   399                 $   685
                                          ======                  ======

(5)  ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS
     -------------------------------------------------------

                                       Acquisition,                                                               Acquisition,
                                       Deferred                                                                   Deferred
                                       Exploration and                                                            Exploration and
                                       Development       Capitalized    Capitalized    Joint       Property       Development
                                       Costs as at       Exploration    Acquisition    Venture     Impairments &  Costs as at
                                       Dec. 31, 1998     Expenditures   Expenditures   Recoveries  Abandonments   September 30, 1999
                                       =============================================================================================
GUYANA
  Eagle Mountain                           $     1,364      $       -      $       -   $        -     $        -       $       1,364
  Quartz Hill                                    1,347              -              -            -         (1,347)                  -
  Five Stars Gold                                  819              9              -            -           (828)                  -
  Other                                             57            326              -            -           (310)                 73
                                           -----------      ---------      ---------   ----------     ----------       -------------
     Sub-total                                   3,587            335              -            -         (2,485)              1,437
                                           -----------      ---------      ---------   ----------     ----------       -------------
SURINAME
  Benzdorp / Lawa                                3,352              -              -            -         (3,352)                  -
  Gross Rosebel                                 14,543            409              -         (180)             -              14,772
  Headley's Right of Exploration                   313              1              -            -           (314)                  -
  Thunder Mountain                                 456              1              -            -           (457)                  -
  Saramacca                                      1,973              2              -           (6)        (1,969)                  -
  Sara Kreek                                       588              -              -            -           (588)                  -
  Tempati Reconnaissance                           347              1              -            -           (348)                  -
  Tapanahony Reconnaissance                        234              -              -            -           (234)                  -
  Kleine Saramacca                                 107              -              -            -           (107)                  -
  Lawa Antino                                    2,109             36              -            -         (2,145)                  -
  Ulemari Reconnaissance                           237              -              -            -           (237)                  -
  Other                                            283            130              -            -           (274)                139
                                           -----------      ---------      ---------   ----------     ----------       -------------
    Sub-total                                   24,542            580              -         (186)       (10,025)             14,911
                                           -----------      ---------      ---------   ----------     ----------       -------------
FRENCH GUIANA
(Guyanor Ressources S.A.)
  Dorlin                                         2,363            602              -         (362)             -               2,603
  St-Elie                                        2,377            209              -            -         (2,586)                  -
  Yaou                                           7,486            321              -         (165)             -               7,642
  Paul Isnard / Eau Blanche                      4,650            628              -            -              -               5,278
  Paul Isnard Alluvials                          1,987              -              -            -              -               1,987
  Dachine                                        1,481            207              -            -              -               1,688
  Other                                              -             24              -            -              -                  24
                                           -----------      ---------      ---------   ----------     ----------       -------------
    Sub-total                                   20,344          1,991              -         (527)        (2,586)             19,222
                                           -----------      ---------      ---------   ----------     ----------       -------------
AFRICA (Pan African Resources
Corporation)
  Ivory Coast / Comoe                            4,304            217              -            -         (2,681)              1,840
  Kenya / Ndori                                  2,565             52              -            -         (2,617)                  -
                                           -----------      ---------      ---------   ----------     ----------       -------------
    Sub-total                                    6,869            269              -            -         (5,298)              1,840
LATIN  AMERICA (Southern  Star
Resources Ltd.)
  Brazil / Abacaxis                              2,498            400              -            -         (2,898)
  Brazil / Other                                   275             90              -            -           (365)
                                           -----------      ---------      ---------   ----------     ----------       -------------
    Sub-total                                    2,773            490              -            -         (3,263)
                                           -----------      ---------      ---------   ----------     ----------       -------------
OTHER                                               88              -              -            -            (88)                  -
                                           -----------      ---------      ---------   ----------     ----------       -------------
TOTAL                                      $    58,203      $   3,665      $       -   $     (713)    $  (23,745)      $      37,410
                                           ===========      =========      =========   ==========     ==========       =============

The recoverability of amounts shown for deferred exploration is dependent upon the sale or discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the development, and upon future profitable production or proceeds from the disposition thereof. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(Unaudited)

(All amounts are in U.S. Dollars, unless otherwise indicated, and tabular amounts are in thousands of U.S. Dollars)

amounts deferred represent costs to be charged to operations in the future and do not necessarily reflect the present or future values of the properties.


During the quarter ended September 30, 1999, the Company recorded impairments totaling $20.5 million of its deferred exploration projects. The impairments were recorded in the third quarter following a review of all the Company's exploration projects and after the consummation of the Bogoso Gold Limited acquisition, and a shift of the Company focus from strictly exploration to a company with production, development and advanced stage exploration. This shift also changes the focus of the corporate and project budgets. The available funds will be more focused on the development and acquisition of more advanced projects rather than on grass-roots exploration projects. Also the Company is allowing the prospecting licenses to expire for the Five Stars Gold property in Guyana.

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

The debentures are redeemable by the Company (1) in the event of certain developments involving Canadian withholding taxes as a redemption price of 100% of the principal amount of the debentures to be redeemed, plus accrued interest to the redemption date and (2) at the option of the Company on or after August, 2002 if the reported closing trading price on the American Stock Exchange of the common shares as reported on the close of business for any 20 of the 25 consecutive trading days immediately prior to the date notice of redemption is given is at least 125% of the conversion price.

The debentures are unsecured obligations of the Company and are subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company and its subsidiaries. Three are no financial restrictions or covenants contained in the debentures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(Unaudited)

(All amounts are in U.S. Dollars, unless otherwise indicated, and tabular amounts are in thousands of U.S. Dollars)

(7)  INVESTMENT IN OMAI GOLD MINES LIMITED
     -------------------------------------

Details regarding the Company's investment in the preferred share equity of Omai Gold Mines Ltd. ("OGML") and its share of equity losses not recorded for the year ended December 31, 1998 and the nine months ended September 30, 1999, are as follows:

                                                      Preferred Shares
                                                      ----------------
December 31, 1998                                          $ 1,337
                                                           -------
Less: Preferred Share Redemption                              (693)
Add: Premium on Preferred Share Redemption                     379
                                                           -------
September 30, 1999                                         $ 1,023
                                                           =======

The Company's share of Accumulated Losses at:
     December 31, 1998                                     $  (628)
                                                           =======
     September 30, 1999                                    $(1,070)
                                                           =======

The approximate $0.7 million of preferred shares redeemed during the nine months ended September 30, 1999 were used to reduce the outstanding loan balance to OGML to $2.3 million.

(8)  CHANGES TO SHARE CAPITAL
     ------------------------


During the nine months ended September 30, 1999, 24,994 shares were issued under the Company's Employees' Stock Bonus Plan. Also during the nine months ended September 30, 1999, 679,012 shares were canceled that were previously issued for options granted under the Company's Stock Option Plan. The related stock option loans, principally to one former officer, amounting to $3.3 million and collateralized only by the shares, were also canceled. During the nine months, the Company negotiated a repayment of one former officer's stock option loan in the amount of $0.6 million, which was paid in full in May 1999. During the quarter, the Company also completed a financing of both equity units and convertible debentures with attached warrants, convertible into a total of approximately 6.9 million common shares. Total proceeds from the sale of the equity units were $3.4 million, comprised of 6,923,000 common shares and warrants to purchase 3,461,500 common shares. The exercise price of these warrants is $0.70 and the expiration date is February 24, 2001. In conjunction with the convertible debenture financing which totaled $4,155,000, the Company also issued warrants ("four year warrants") to the holders of the debentures to purchase up to 831,000 common shares. The exercise prices for the four year warrants are $1.50 if exercised prior to August 24, 2001 and $1.75 if exercised after August 24, 2001 but before August 24, 2003. The four year warrants expire August 24, 2003.

On June 9, 1999, the Company issued two warrants to an outside creditor to purchase 1,500,000 common shares of the Company, in connection with the credit facility that was arranged, but not used, to effect the purchase of BGL. These warrants were exercisable at a price of $0.7063 each and they expire June 9, 2002. These warrants were subsequently repriced. Please refer to note 12 for more information.

On August 24, 1999, the Company issued broker warrants to purchase a total of 380,825 common shares of the Company, in connection with the equity financing completed on the same date. These warrants have an exercise price of $0.70 and an expiration date of August 24, 2000.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(Unaudited)

(All amounts are in U.S. Dollars, unless otherwise indicated, and tabular amounts are in thousands of U.S. Dollars)

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


The acquisition was completed pursuant to a purchase agreement among the Company, Anvil and a consortium of banks led by the International Finance Corporation and Deutsche Investitions und Entwicklungsgesellschaft mbH of Germany. The initial purchase price for BGL was $6.5 million, which was funded using working capital and proceeds from the Company's August 24, 1999 offering of its subordinated convertible debentures, common shares and warrants. The acquisition also included the Company and Anvil acquiring 78% and 22%, respectively, of all the existing indebtedness of BGL.

The Company and Anvil may be required to make additional future payments to the banks, depending on the -current price of gold and the potential acquisition of ore in Ghana outside of the region of BGL's mining interests. These additional payments are capped at $10 million in total and are expected to be funded from Bogoso's cash flow. The gold price related payments are due as to 50% one year after closing and 50% at the earlier of production ceasing or the second anniversary after closing. The Company is obligated to escrow the estimated payments six months and 18 months after closing, respectively. These payments are equal to the product (in U.S. dollars) of 183,333 by the amount, if any, that the average daily gold price (in U.S. dollars in the London Bullion Market Association p.m. gold fix) over the period from closing to the payment dates exceeds $255 per ounce. For example, if the gold price averages $285 per ounce over the next two years, Golden Star and Anvil would have to pay the sellers an extra $5.5 million as a purchase price adjustment. The payment made on the first anniversary of the acquisition will be non-refundable and credited against any payment due on the second anniversary. The resource acquisition linked payment will be triggered if minable reserves equivalent to 50,000 ounces of gold are acquired elsewhere in Ghana for processing at the Bogoso mill. In this case, Golden Star and Anvil will make an additional payment to the sellers on the second anniversary of closing of $2.0 million, irrespective of the gold price, but subject to the $10 million cap. These amounts will be amortized over the remaining life of the mine.

The Company and Anvil will also be required to pay the sellers an additional $5.0 million on the first anniversary of commencement of sulphide production at BGL. Due to the uncertain nature of this contingent consideration, no liability has been recorded as part of the purchase price allocation. This payment, if made, will be amortized over the remaining life of the mine. Management expects that this payment will be funded from BGL cash flow.

The acquisition of BGL included the assignment of certain rights to Golden Star and Anvil of certain indebtedness of BGL to the sellers. The indebtedness to Anvil at the purchase date approximated $7.5 million and will be repaid at such time as Net Proceeds, as defined, from BGL production are available to fund the debt. Management estimates that, due to the provisions of the acquisition agreement that grant Golden Star first preference on cash flow from BGL until it has recovered its investment in BGL, including its related purchase costs, transaction expenses and repayment of the Anvil note receivable, that it is unlikely that any of the indebtedness will be repaid to Anvil. Accordingly, no liability was recorded upon purchase of BGL. As of December 31, 1999, neither the Company nor BGL will have liability to third parties in connection with debts owed by BGL prior to the acquisition and management continues to believe that it is unlikely that any indebtedness will be repaid to Anvil.

The following allocation of the purchase price reflects the estimated fair market values of all the assets and all the liabilities acquired in the transaction completed on September 30, 1999. This allocation represents the entire transaction, related costs and acquired assets and liabilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(Unaudited)

(All amounts are in U.S. Dollars, unless otherwise indicated, and tabular amounts are in thousands of U.S. Dollars)


As a result of the transaction, the sellers of BGL assigned all debts owed them by BGL to the new owners, Golden Star and Anvil. As a result, the assigned debt becomes intercompany debt, which is eliminated through consolidation, and thus does not appear in the purchase price allocation of the Company.

     Cost of acquisition
     -------------------
     Purchase price                                   $ 6,500
     Transaction costs                                  1,948

     Cost of acquisition                              $ 8,448
                                                      =======

     Allocation of purchase price
     ----------------------------

     Cash                                             $ 6,923
     Accounts receivable                                1,453
     Inventories                                        8,383
     Other current assets                                 122
     Mining assets                                      3,774
     Accounts payable                                  (4,362)
     Environmental rehabilitation provision            (7,000)
     Minority interest                                   (845)
                                                      -------
     Total purchase price allocated                   $ 8,448
                                                      =======

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

                                       For the Nine Months Ended       For the Nine Months Ended
                                          September 30, 1999              September 30, 1998
                                          ------------------              ------------------
Revenue                                          $ 27,964                        $27,350
Net operating profit before
 abandonment and impairment of
 deferred exploration                            $  5,533                        $    13
Abandonment and impairment of
 deferred exploration                            $(23,745)                       $  (199)
Net loss                                         $(21,595)                       $(5,182)
Net loss per share                               $   (.59)                       $ (0.17)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(Unaudited)

(All amounts are in U.S. Dollars, unless otherwise indicated, and tabular amounts are in thousands of U.S. Dollars)

(10) GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES
     ------------------------------------------------------------------------

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(Unaudited)

(All amounts are in U.S. Dollars, unless otherwise indicated, and tabular amounts are in thousands of U.S. Dollars)

(f) Under U.S. GAAP, available-for-sale securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of shareholders' equity. Fair value is determined by quoted market prices. (The Company has available-for-sale securities as of September 30, 1999.)

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


(j) Under U.S. GAAP, the fair value of warrants issued in connection with the credit facility that was arranged for, but not used to effect, the purchase of BGL, is required to be expensed.

Had the Company followed U.S. GAAP, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                               For the nine months ended
                                                                    September 30, 1999          September 30, 1998
                                                                    ------------------          ------------------
Net loss under Canadian GAAP                                               $(24,656)                   $ (4,001)
Net effect of the deferred exploration expenditure on loss
   for the period (a)                                                        13,844                      (7,275)
Effect of Omai preferred share redemption (c)                                   314                         717
Foreign exchange loss (gain) (g)                                                (18)                         58
Effect of capitalized acquisition costs (h) (j)                                (702)                          -
                                                                           --------                    --------
Net loss under U.S. GAAP before minority interest                           (11,218)                    (10,501)
Adjustment to minority interest                                                 425                         588
                                                                           --------                    --------
Net loss under U.S. GAAP                                                    (10,793)                     (9,913)
Other comprehensive income foreign exchange loss                                 18                         (58)
                                                                           --------                    --------
Comprehensive income (g)                                                   $(10,775)                   $ (9,971)
                                                                           ========                    ========

Loss per share under U.S. GAAP                                               $(0.34)                     $(0.33)
                                                                           ========                    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(Unaudited)

(All amounts are in U.S. Dollars, unless otherwise indicated, and tabular amounts are in thousands of U.S. Dollars)

The effects of the differences in accounting under Canadian GAAP and U.S. GAAP on the balance sheets and statements of cash flows are as follows:

Balance Sheet

                                        As of September 30, 1999    As of December 31, 1998
                                       --------------------------  --------------------------
                                       Canadian GAAP   U.S. GAAP   Canadian GAAP   U.S. GAAP
                                       --------------  ----------  --------------  ----------
Cash (d)                                   $   2,398   $   2,398        $  7,350   $   3,145

Short-term investments (d)                         -           -               -       1,590

Other current assets                          11,072      11,072             866         866

Restricted cash                                6,000       6,000               -           -

Acquisition, deferred exploration
 and development (a)                          37,410      11,232          58,203      18,183

Investment in Omai Gold Mines Limited (c)      1,023           -           1,337           -

Mining property (h)                            3,774       3,614               -           -

Long-term investments (d) (f)                      -           -               -       2,615

Other assets                                   2,526       2,693             841         841
                                           ---------   ---------        --------   ---------
   Total Assets                            $  64,203   $  37,009        $ 68,597   $  27,240
                                           =========   =========        ========   =========


Liabilities                                $  18,464   $  19,509        $  4,704   $   4,704

Minority interest (a)                          7,138       6,926           5,422       5,637

Share capital, net of stock option
 loans (e)                                   158,893     156,810         155,151     152,360

Equity component of convertible
 debentures (i)                                1,045           -               -           -

Cumulative translation adjustments (b)             -       1,595               -       1,595

Accumulated comprehensive income (g)               -        (575)              -        (593)

Deficit (a) (c)                             (121,337)   (147,256)        (96,680)   (136,463)
                                           ---------   ---------        --------   ---------
   Total Liabilities and
   Shareholders' Equity                    $  64,203   $  37,009        $ 68,597   $  27,240
                                           =========   =========        ========   =========

Statements of Cash Flows

                                                 Operating             Investing          Financing
Net cash provided by (used in):                  Activities           Activities          Activities
                                            --------------------  -------------------  ----------------
                                            Canadian     U.S.     Canadian     U.S.    Canadian   U.S.
                                              GAAP       GAAP       GAAP       GAAP      GAAP     GAAP
                                            ---------  ---------  ---------  --------  --------  ------
For the nine months ended
   September 30, 1999                        $(2,461)  $ (4,719)   $(9,468)  $(3,005)    $6,977  $6,977

For the nine months ended
   September 30, 1998                        $(5,999)  $(11,941)   $(4,159)  $  (967)    $  447  $2,309

The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (e) (g). The following is supplementary cash flow information:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(Unaudited)

(All amounts are in U.S. Dollars, unless otherwise indicated, and tabular amounts are in thousands of U.S. Dollars)

During the nine months ended September 30, 1999, 679,012 shares were canceled that were previously issued for options granted under the Company's Stock Option Plan. The related stock option loans, principally to one former officer, amounting to $3.3 million and collateralized only by the shares were also canceled.

Operations by Geographic Area under U.S. GAAP

                               Operating Revenues     Net Loss      Identifiable Assets
For the nine months ended
 September 30, 1999
   South America                      $ 13             $ (8,137)          $12,555
   Africa                                -               (1,307)           10,894
   Corporate                           274               (1,349)           13,280
                                      ----             --------           -------
                                      $287             $(10,793)          $37,009
                                      ====             ========           =======

For the nine months ended
 September 30, 1998
   South America                      $ 68             $ (6,122)          $21,535
   Africa                               (3)              (2,793)            1,125
   Corporate                           541                 (998)            8,141
                                      ----             --------           -------
                                      $606             $ (9,913)          $30,801
                                      ====             ========           =======

(11) COMMITMENTS AND CONTINGENCIES
     -----------------------------

Texmine Litigation

On December 17, 1998, Societe des Mines de St. Elie ("SMSE") notified Texmine, the owner of the Dieu-Merci project, of its intention to terminate the Dieu-Merci option agreement. SMSE is a wholly owned subsidiary of Guyanor Ressources S.A., the Company's 71% owned French subsidiary. After several attempts to substantially reduce or eliminate the minimum commitments and property payments specified in the agreement failed, SMSE decided to withdraw from the option agreement. Following the termination of the option agreement, Texmine demanded from SMSE the sum of FF 2,000,0000 (approximately $350,000), which according to Texmine is owed to it in spite of the termination of the option agreement. SMSE does not believe that such sum is owed. A judgment was received on June 30, 1999 by a judge of the Tribunal of Grande Instance of Cayenne. The judge concluded that he did not have the authority to hear the case. The delay to appeal the decision has expired. There can be no assurance that Texmine will not bring this litigation to arbitration. SMSE intends to defend itself vigorously against any other legal action that Texmine may take in the future.

Contingency

As previously disclosed, the Company may be required to make future payments to the sellers of BGL based on the average gold price for a defined period of time and future resource acquisitions. The total of the payments is capped at $10.0 million, payable in two annual installments. The Company may also have to make a payment of $5 million to the sellers if a commercial sulphide mining operation is put into production at the BGL mine. (See also Note 9 for more information)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(Unaudited)

(All amounts are in U.S. Dollars, unless otherwise indicated, and tabular amounts are in thousands of U.S. Dollars)

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

(12)  SUBSEQUENT EVENTS
      -----------------

On October 27, 1999, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3 with respect to the proposed issuance of up to 2,261,650 common shares. The purpose of this prospectus is to allow certain stockholders to offer and sell up to 2,261,650 common share that may be issued to these stockholders upon exercise of warrants of the Company held by them.

In October, 1999, the Company modified the exercise price of the warrants (from $0.70 to $0.425) to purchase 1,500,000 common shares of the Company issued to Elliott Associates, L.P. and Westgate International, L.P.

On October 26, 1999, the Company issued two warrants to brokerage firms. to purchase a total of 380,825 common shares of the Company, in connection with the completion of the August 24 equity financing and the closing of the BGL acquisition. These warrants have an exercise price of $0.70 and an expiration date of August 24, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF
        -----------------------------------------------------------------------
        OPERATIONS AND RECENT DEVELOPMENTS
        ----------------------------------

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). For U.S. GAAP reconciliation see attached financial statement Note 10. All amounts are in U.S. dollars.

Special Note Regarding Forward Looking Statements
-------------------------------------------------

The U.S. securities laws provide a "safe harbor" for certain forward looking statements. This quarterly report contains "forward looking statements: that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward looking statements that involve a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct.

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

Results of Operations

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September
--------------------------------------------------------------------------------
30, 1998
--------

During the third quarter of 1999, the Company recognized a net loss of $20.4 million or $0.65 per share as compared to a net loss of $2.1 million or $0.07 per share for the third quarter of 1998. During the third quarter of 1999, the Company recorded $20.5 million in property abandonment charges and write-downs compared to $0.2 million for the similar period in 1998. The significant write-downs recorded in the third quarter of 1999 are due to the fundamental shift in the direction and focus of the Company from an exploration only, to a production, development and advanced stage exploration company. With the consummation of the acquisition of Bogoso Gold Limited, the Company completed the first major objective of management's shift of the Company's focus. As a result, the Company must continually consolidate and rationalize exploration and development activities, which will impact the corporate and project budgets.
The available funds will be more focused on the development and acquisition of advanced projects rather than on grass-roots exploration projects. At September 30, 1999, the Company undertook a review of the carrying value of all of its exploration properties. As a result, the Company expensed $23.7 million, for the nine months ended September 30, 1999, for the write-off or abandonment of several projects and prospecting licenses. Many of these properties will be retained and could be actively explored again in the future, but the write-down at present reflects their potential, in view of continuing low gold price and still depressed equity markets.

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

General and administrative expenditures decreased to $0.5 million during the third quarter of 1999 as compared to $2.0 million during the third quarter of 1998. For the nine months ended September 30, 1999, general and administrative expenditures decreased to $2.4 million as compared to $5.4 million for the similar period last year. These decreases were due to the Company's ongoing cost reduction efforts, which included executive salary reductions and closure of administrative offices in various locations in 1998.

On September 30, 1999, the Company and Anvil Mining NL, an Australian company ("Anvil"), completed the acquisition of 70% and 20%, respectively, of the common shares of Bogoso Gold Limited, a Ghanaian company (:BGL"). The Government of Ghana retained its remaining 10% equity interest in BGL. BGL is the owner of the Bogoso operating gold mine in the Republic of Ghana. The acquisition was completed pursuant to a purchase agreement among the Company, Anvil and a consortium of banks led by the International Finance Corporation and Deutsche Investitions und Entwicklungsgesellschaft mbH of Germany. The initial purchase price for BGL was $6.5 million, which was funded using working capital and proceeds from the Company's August 24, 1999 offering of its subordinated convertible debentures, common shares and warrants. The acquisition also included the assignment to the Company and Anvil of 78% and 22%, respectively, of the existing indebtedness of BGL. (Further information relating to the acquisition of BGL is disclosed in Note 9 to the interim consolidated financial statements.) This acquisition is consistent with the Company's shift in focus away from exploration only, to production, development and advanced state exploration.

Omai Gold Mines Limited ("OGML"), in which the Company maintains a 30% common share equity interest, reported net loss of $0.9 million for the third quarter of 1999 and a net loss of $1.1 million for the nine months ended September 30, 1999, compared to a net loss of $1.3 million in the third quarter of 1998 and a net loss of $4.6 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, OGML produced 226,109 ounces of gold, compared to 238,421 ounces during the first nine months of 1998. The Company recorded Class "I" preferred share redemptions from OGML of $0.7 million for the nine months ended September 30, 1999, which was used to reduce the debt owed to OGML. The Company recorded similar redemptions of $0.9 million in the same period in 1998.

Liquidity and Capital Resources

As of September 30, 1999, the Company held cash and short term investments of $2.4 million ($7.7 million as of September 30, 1998) and working capital of approximately $7.4 million ($7.4 million as of September 30, 1998).

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

Cash used in investing activities of $9.5 million for the nine months ended September 30, 1999 (as compared to $4.2 million for the nine months ended September 30, 1998) increased primarily due to the reduction in expenditures on exploration projects and a reduction in Omai preferred share redemptions, offset by the acquisition of the Bogoso restricted cash for environmental rehabilitation.

Cash provided by financing activities was $7.0 million for the nine months ended September 30, 1999 (as compared to $0.4 million provided by financing activities for the nine months ended September 30, 1998). The increase results from the net effect of the issuance of shares and the convertible debentures. Share capital increased by approximately $3.0 million for the nine months ended September 30, 1999, compared with an increase of $0.2 million during the nine months ended September 30, 1998, due to the sale of common shares related to the financing of the BGL acquisition.

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

De-listing from the American Stock Exchange would make things difficult for the Company, but if we retain our Canadian listing and continue trading in the over-the-counter market, this would not be expected to have any immediate, direct impact on our financial position, results of operations and liquidity in future periods. The likely result, however, would be to make future funding more difficult. However, the failure to have the common shares accepted for listing in the agreed manner would result in penalty interest costs, and these costs would adversely impact our financial condition, results of operations and liquidity. Similarly, if we were required to repurchase the warrants or shares, that cost would be immediately shown in a less positive financial condition, and the cost of any buy-back would negatively impact both our financial position and liquidity.

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

French Guiana (Guyanor Ressources S.A.)
---------------------------------------

Total exploration expenditures by Guyanor for the third quarter amounted to $0.4 million, offset by joint venture recoveries of $0.2 million (compared to expenditures of $1.4 million and joint venture recoveries of $0.5 million in the third quarter of 1998). Activities in French Guiana focused primarily on further work at Yaou, Dorlin, Paul Isnard and Dachine. General and administrative expenditures for Guyanor which were not reimbursed by joint venture partners amounted to $0.2 million for the quarter ended September 30, 1999 (compared to $0.8 million in the third quarter of 1998). The Company recorded $2.6 million in property write-downs during the nine months ended September 30, 1999, compared with nil for the similar period of 1998. The write-down on the St. Elie property was a result of management's decision not to budget funds for further exploration work. Guyanor is awaiting the final approval of the permit and mining concession applications filed with the Ministry of Mines in Paris in relation to Yaou and Dorlin.

Guyana
------

Exploration and acquisition expenditures in the third quarter of 1999 in Guyana amounted to less than $0.1 million (compared to $0.3 million during the third quarter of 1998). Activities in Guyana focused primarily on the restructuring of the Guyana exploration activities and the recovery of cash from property bonds on projects abandoned. Previously established Guyana reconnaissance exploration joint ventures with BHP International were also terminated. The Company recorded $2.5 million in property write-downs during the nine months ended September 30, 1999, compared with $0.1 million for the similar period of 1998. These impairments resulted from management's decision to release the prospecting licenses for the Five Stars Gold property and agreements on the various properties.

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

During October 1999, James E. Askew former President and CEO of Golden Star, and the Company agreed to reduce the number of shares Mr. Askew has the right to purchase under stock options granted by the Company from 1 million shares to 250,000. This agreement was reached as a result of the decision by Mr. Askew to resign form his positions as President and CEO of the Company. Mr. Askew will remain a director of the Company until the next meeting of the Company's shareholders.

Year 2000 Compliance

The Company recognizes the importance of ensuring that its business operations are not disrupted as a result of Year 2000 problems. The Company has prepared a three step plan to identify and resolve Year 2000 issues. First, the Company has compiled an inventory of its Information Technology ("IT") systems, and non-IT systems (which are those which typically include "embedded" technology such as microprocessors or chips) and is performing a survey of the state of Year 2000 readiness of third party suppliers, venders, joint venture partners and OGML. Second, the Company has prioritized the IT and non-IT systems and vendor responses. Third, the Company has prepared a Year 2000 testing plan to assess the ability of IT and non-IT systems to handle the Year 2000. Those systems that are not Year 2000 compliant are being modified or replaced to ensure that they are Year 2000 compliant. These steps are in various stages of completion and approximately 90% completed on an overall basis. The Company estimates the internal and external cost of Year 2000 compliance to be approximately $0.1 million. To date the Company has spent approximately 90% of this estimate. Due to the acquisition of BGL, the Company has also addressed the Year 2000 issue at the mine site. The Company and local BGL personnel have completed the assessment and modified or replaced all non-compliant systems or equipment with compliant systems.

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

Outlook


In the past, the Company has had to rely primarily on the capital markets to continue as a going concern and to fund its operations and exploration activities. With the acquisition of Bogoso Gold Limited, effective September 30, 1999, the Company now has a source of positive cash flow from mining operations, for the balance of 1999 and at least through the end of 2000. The current market for gold shares continues to be weak and equity capital is difficult to obtain but, as the Company demonstrated through its capital raising activities during the quarter, it is somewhat easier to raise funds to acquire producing mining assets compared with the challenge of raising capital primarily for exploration.

In the fourth quarter and in 2000, the Company is projected to generate positive cash flow from its share of the Bogoso operations, more than sufficient to cover its exploration obligations and general and administrative expenses. The Company has allocated its capital to those projects, which, in the opinion of management, offer the greatest potential to generate additional reserves, and mineralized material. A significant portion of the exploration and development expenditures for the Company and its subsidiaries represents discretionary spending and has been adjusted accordingly. For the 2000 year, the Company has budgeted $2.8 million for exploration and development, of which $2.6 million is allocated to the sulfide project feasibility study and for regional exploration at Bogoso. While this minimizes the exploration on the Company's South American properties, some of the Company's properties there are being explored and funded by our joint venture partners.

The Company plans to acquire or develop additional reserves to continue the mining operations at Bogoso. Because of limited oxide reserves at Bogoso, mining is projected to continue through the third quarter of 2000, following which a further eight months of production are forecast from the treatment of low-grade stockpile material. For this reason, the Company has committed to additional drilling to increase the open pittable sulfide reserves and to prepare a bankable feasibility study (funded from net operating cash flow). In addition, the Company may acquire other assets, and is exploring various transactions, which would enable it to have sufficient capital to continue its operations after 2000. These may include the issuance of new equity, mergers with other companies, acquisitions, joint ventures or the sale of property interests.

As at September 30, 1999, following the acquisition of the interest in Bogoso Gold Limited, the Company held consolidated cash and short term investments of $2.4 million. At a gold price of $300 per ounce, management anticipates being profitable during 2000 and generating consolidated net cash flow of $3.0 million. This is after meeting all exploration and development commitments and general and administrative expenses.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

At December 31, 1998, the Company's exposure to market risk was limited to changes in interest rates in the Company's investment portfolio (as disclosed in Item 7A of the Company's 1998 Form 10-K). As a result of the acquisition of BGL on September 30, 1999, and the forecast production and the sale of gold from the Bogoso mine, going forward the Company's operations will be affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which the Company has no control, including expectations with respect to the rate of inflation, the relative strength of the Untied States dollar and certain other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products, and sales by holders and producers of gold in response to these factors. The Company has not hedged against fluctuations in the gold price.

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

     On August 12, 1999, the Company filed with the SEC a report on From 8-K dated August 10, 1999. The report indicated that on August 12, 1999, the Company filed with the SEC a preliminary prospectus supplement for a proposed financing of the purchase price of its interest in BGL. The preliminary prospectus supplement contains substantial information regarding BGL and pro forma financial information regarding the Company after giving effect to the Acquisition.

     On August 19, 1999, the Company filed with the SEC a report on Form 8-K dated August 18, 1999. The report indicated that BLG has provided the Company unaudited interim financial data of BGL for the three months ended June 30, 1999. This information reflects net income for the second quarter of 1999 totaling $2.1 million. This net income resulted primarily from the reversal of accruals as a result of revised estimates of BGL's environmental liability. Without the reversal of this liability, BGL would have incurred a net loss of approximately $1.1 million for the second quarter of 1999.

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

     On October 14, 1999, the Company filed with the SEC a Form 8-0K dated September 30, 1999. In the report the Company announced that on September 30, 1999, the Company and Anvil Mining NL, completed their previously announced acquisition of 70% and 20%, respectively, of the common shares of BGL.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Golden Star Resources Ltd.



Date:  11/16/99               By:  /s/ Peter J. Bradford
                                  ----------------------------------------
                                   Peter J. Bradford
                                   President and Chief Executive Officer



Date:  11/16/99               By:  /s/ Allan J. Marter
                                  ---------------------------------------
                                   Allan J. Marter
                                   Chief Financial Officer