Form 10-K/A
period 1999-12-31
GOLDEN STAR RESOURCES LTD
filed 2000-07-10
CIK 903571

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A-1


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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
------- -----------------------

Overview

Golden Star Resources Ltd. ("Golden Star" or the "Company" or "we") is an international mining and exploration company with a diverse portfolio of projects. The Company's core focus is on the acquisition, discovery, exploration, development and operation of gold and diamond projects and, where appropriate, the execution of partnership arrangements with major mining companies to develop and operate mines.

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

The Company's other projects are in the exploration stage and the development of these projects is not certain. The Company's exploration efforts are concentrated in geologic domains knows as greenstone belts, which are ancient volcano/sedimentary rock assemblages. Greenstone belts are known to be favorable geologic environments for gold mineralization and account for a significant proportion of the world's historical gold production. The Company began its exploration activities in 1985 in the tropical, Proterozoic greenstone belts of the Guiana Shield, and extended its activities in the 1990's to other geologically related greenstone belts elsewhere in South America and Africa.

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

Gold and diamond exploration is still an important element of the Company's strategy although it has not been management's top priority over the last two years due to the difficulty of raising funds, at attractive prices, solely for exploration. The Company's exploration strategy is to focus on its skills in gold and diamond exploration in specific tropical geological environments and its ability to conclude advantageous property acquisitions in developing and less developed countries, with the ultimate goal of holding significant interests in gold and diamond mines. In the future, as part of its new strategy of being a producer, the Company intends to act more often as operator of its own discoveries although it may still decide, given the nature and size of a project and its mineralized material, to joint venture projects to larger mining companies.

The Company's business strategy is dependent on availability of adequate capital (see "Risk Factors - We currently have limited liquidity and capital resources") and is comprised of the following elements:

 .    Production and Development Strategy. The Company believes that in the current low gold price environment, only companies with the ability to generate cash from operations will survive. The Company currently receives cash only from the operation of the Bogoso Mine. For this reason, the Company intends in the short term to become a medium size producer by either acquiring operating mines or developing some of its most advanced exploration stage projects. The funds so generated will then be used partly to finance its further business development strategy, therefore lessening the need to raise capital from the equity markets at inauspicious times.

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

Reserves

The following table presents current reported reserves for the Bogoso mine. Reserves for Bogoso have been estimated by BGL. See "Item 2. Description of Properties" for a description of the Bogoso Gold Mine and "Risk Factors" for a discussion of factors that could affect the following reserve estimate.


                                         RESERVES (Proven and Probable)
-----------------------------------------------------------------------------------------------------------------
                              Tonnes         Gold Grade        Contained Ounces           Contained Ounces
        Project               (100%)             g/t                (100%)             (Golden Star 's share)
-----------------------------------------------------------------------------------------------------------------
Bogoso Mine (1)             3,263,000            2.2                229,300                    160,500

-----------------------------------------------------------------------------------------------------------------
Total
                            3,263,000            2.2                229,300                    160,500
-----------------------------------------------------------------------------------------------------------------

(1) This estimation has assumed a $290/oz gold price. Results reported by BGL as of December 31, 1999.

(2) The Company has not included reserve details with respect to the Omai Mine (30% owned by the Company through its common share equity interest in OGML) as it is considered unlikely that the Company will receive any distribution in connection with its common share equity interest in OGML.

The definitions of Proven and Probable Reserves (see glossary of terms) are those prescribed for use in the United States by the Securities and Exchange Commission and set forth in SEC Industry Guide 7. These definitions are substantially the same as those applied in Canada as set forth in proposed National Instrument 43-101, the proposed successor to National Policy 2-A. National Instrument 43-101 has yet to be adopted by the Canadian securities commissions, but reporting issuers are strongly encouraged to report their reserve estimates in compliance with the proposed policy.

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

                                          MINERALIZED MATERIAL (1)
-----------------------------------------------------------------------------------------------------------
                                  Tonnes                       Tonnes                    Gold Grade
        Project                   (100%)               (Golden Star 's share)               g/t
-----------------------------------------------------------------------------------------------------------
Bogoso (oxide and                 4,799,000                    3,359,000                     2.1
transition) (2)
Bogoso (sulfide) (2)             11,095,000                    7,767,000                     3.3

Gross Rosebel (3)                41,350,000                   20,675,000                     1.6
Yaou (3)                          9,280,000                    3,294,000                     2.4
Dorlin (3)                        7,207,000                    2,558,000                     1.3
Paul Isnard (4)                   6,178,000                    4,386,000                     2.8
-----------------------------------------------------------------------------------------------------------
Total                           79,909,000                   42,040,000                     2.2
-----------------------------------------------------------------------------------------------------------

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

On September 30, 1999, the Company completed the acquisition of the Bogoso Mine in Ghana from a consortium of banks represented by the International Finance Corporation and the Deutsche Investitions und Entwicklungsgesellschaft mbH of Germany. As a result of the acquisition, the Company and Anvil Mining NL acquired equity interests of 70% and 20%, respectively in BGL (with the Government of Ghana retaining a 10% equity interest) as well as 78% and 22%, respectively, of the debt owed by BGL to the consortium of banks as of the date of the acquisition. (See "Item 2. Description of Properties - The Bogoso Gold Mine".)

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

We are shifting our business strategy away from mineral exploration toward an
--------------------------------------------------------------------------------
emphasis on mining operations.
-----------------------------

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

We may not be able to extend the life of the Bogoso mine beyond existing
--------------------------------------------------------------------------------
reserves.
--------

At March 1, 2000, existing oxide and transition reserves at the Bogoso property were expected to be sufficient to continue mining operation until the third quarter of 2000, with processing operations and gold production continuing from stockpiles until mid-2001. There can be no assurance at this time however that the treatment of transition reserves will be as efficient as we anticipate. The potential within the property to discover additional oxide mineralized material and establish reserves is limited. Actual results from mining and processing existing reserves or mill feed may also differ materially from historical production rates and costs. Any of these factors could result in our inability to generate sufficient cash flow to cover our operating and exploration expenses on the Bogoso property, which would adversely affect our financial liquidity and results of operations and our ability to make distributions on our common shares.

Exploration is ongoing at Bogoso to identify reserves to extend the life of the mine and investigations are underway into alternative sources of ore, such as transitional mineralization and lower grade stockpile. In addition, based on the results of an internal pre-feasibility study on the sulfide mineralization at Bogoso, the Company has committed to additional drilling to increase the open pittable sulfide reserves and to prepare a bankable feasibility study. It is currently estimated that the study should be completed by the end of 2000. The Company is also actively pursuing opportunities in the region that could expand the life of the existing oxide operation at Bogoso and has recently concluded an option agreement on a nearby property.

The technology and cost of production of sulfide mineralized material at the
--------------------------------------------------------------------------------
Bogoso property may prove infeasible or uneconomic to warrant processing the
--------------------------------------------------------------------------------
material.
--------

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

Cash flows from operation of the Bogoso property may be insufficient to meet our
--------------------------------------------------------------------------------
obligations.
-----------

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

Our obligations may strain our financial position and impede our business
--------------------------------------------------------------------------------
strategy.
--------

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

We may have insufficient funds available to service our obligations under our
--------------------------------------------------------------------------------
debentures after the anticipated mine life at the Bogoso property expires.
--------------------------------------------------------------------------

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

As a holding company, our operations are dependent on the ability of our
--------------------------------------------------------------------------------
subsidiaries and joint ventures to make distributions to us.
------------------------------------------------------------

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

Ghanaian Tax Implications of the BGL Acquisition could affect our cash flow
--------------------------------------------------------------------------------
projections.
------------

We believe that there are no negative Ghanaian tax implications of the acquisition of BGL for the Company, and that the Government of Ghana will come to the same conclusion, but there can be no assurance of this. If we were subject to taxation on the Bogoso acquisition by the Ghanaian government, it could materially and adversely affect our cash flow projections.

Certain employees' rights at BGL could have an adverse effect on our financial
--------------------------------------------------------------------------------
condition and results of operation.
-----------------------------------

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

We are subject to changes in the regulatory environment in Ghana.
--------------------------------------------------------------------------------

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

We are subject to fluctuations in currency exchange rates.
--------------------------------------------------------------------------------

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

The Government of Ghana has the right to participate in the ownership and
-------------------------------------------------------------------------
control of BGL.
--------------

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

We have had to restate estimates of mineralized material in the past.
--------------------------------------------------------------------

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

Other things being equal, declining gold prices reduce our preexisting estimates
--------------------------------------------------------------------------------
of mineralized material and reserves and can result in delays in development
----------------------------------------------------------------------------
until we can make new estimates using lower gold prices and determine new
-------------------------------------------------------------------------
potential economic development options under the lower gold price assumptions.
-----------------------------------------------------------------------------

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

Recent low gold prices may require a hedging program against gold production at
-------------------------------------------------------------------------------
the Bogoso property.
-------------------

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

The price of gold may impact the purchase price for the Bogoso property.
-----------------------------------------------------------------------

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

Certain of our mineral rights are subject to governmental approvals.
-------------------------------------------------------------------

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

Gold exploration is speculative in nature.
-----------------------------------------

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

Substantial expenditures are required to determine if a project has economically minable mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. As a result of these uncertainties, we cannot assure you that current and future exploration programs will result in the discovery of reserves, the expansion of our existing reserves and the development of mines.

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

Diamond exploration is highly speculative.
-----------------------------------------

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

Marketability of diamonds depends on several factors.
----------------------------------------------------

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

Our insurance coverage may be insufficient.
------------------------------------------

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

We have experienced several, recent management and personnel changes.
--------------------------------------------------------------------

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

Risk associated with Cambior's financial problems and its possible impact on the
--------------------------------------------------------------------------------
development of our projects
---------------------------

Cambior Inc. is the owner of a 65% common share equity interest in OGML and is the operator of the Omai mine in Guyana in which Golden Star owns a 30% equity interest. Cambior is also our 50% joint venture partner on the Gross Rosebel, Yaou and Dorlin exploration projects. Cambior has recently experienced serious financial problems as a result of the effect of last fall's surge in the price of gold on its obligations under its bullion hedging portfolio. In response thereof, Cambior announced a standstill agreement with its financial creditors on October 27, 1999, whereby they took additional security and increased interest rates and Cambior agreed, in part, to modify its gold hedging position and to consider all possible courses of action with a view to maximizing shareholder value, which actions may include injections of additional equity or subordinated loan capital, asset sales, the accelerated development of priority projects, business combinations, corporate transactions and other alternatives. Moreover, in December 1999, Cambior announced an agreement with its financial creditors, in which it agreed, amongst other things, to reduce its debt by $75 million by June 30, 2000. Cambior has since retained the services of a Canadian investment bank to maximize shareholder value through the sale of its assets or other similar transactions. As a result, the future of Cambior as a separate entity or the ownership of its assets is uncertain (or in considerable doubt). The Company is therefore at risk that Cambior (or its successor) could elect to defer or not to progress exploration and development of any joint venture property. This, in turn, could materially adversely affect the value of our investment in one or several of the projects we have in joint ventures with Cambior. Gross Rosebel, Yaou and Dorlin are exploration stage projects and we are not certain when, if ever, these projects will become development or production stage projects. However, under the terms of our joint venture agreements with Cambior, we have certain rights to prevent Cambior from disposing of its interest in our projects to third parties, including rights of first refusal. There can be no assurance however that we will be able to successfully exercise any of these rights.

You may be subject to adverse tax consequences if we are classified as a Passive
--------------------------------------------------------------------------------
Foreign Investment Company.
--------------------------

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

Probable Reserves

Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

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

Birimian a thick and extensive sequence of proterozoic age metamorphosed sediments and volcanics first identified in the Birim region of southern Ghana carbon in leach (CIL) an ore processing method involving the use of cyanide where activated carbon which has been added to the leach tanks is used to absorb gold containing solutions caustic digestion a technique involving the application of strong acid to a potentially diamond bearing rock sample so as to dissolve minerals completely which are more susceptible to solution on exposure to acid. The remaining undissolved minerals which are artificially concentrated may be studied to determine the presence of diamonds or diamond indicator minerals clastic a rock or sediment composed of broken fragments derived from preexisting rocks or minerals diamond drilling a variety of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable core of rock for observation and assay dilation deformation by an increase in volume

dyke a near vertical fracture in the earths crust which has been filled by an intrusive rock dip the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure disseminated where minerals occur as scattered particles in the rock elluvial an incoherent ore deposit resulting from decomposition or disintegration of rock in place fault a surface or zone of rock fracture along which there has been displacement felsic an adjective describing an igneous rock having most light colored minerals and rich in Si, K and Na fold a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage formation a distinct layer of sedimentary rock of similar composition geochemistry the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geological mapping the recording of geologic information such as the distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities geophysics the study of the earth; in particular the physics of the solid earth, the atmosphere and the earth's magnetosphere1 granodiorite a medium to coarse-grained intrusive igneous rock, intermediate in composition between quartz diorite and quartz monzonite granite a medium to coarse grained igneous intrusive rock in which quartz constitutes 10 to 50 percent of the felsic components greenstone a sequence of usually metamorphosed volcanic-sedimentary rock assemblages heap leach a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions may be sprayed that dissolve metals i.e. gold/copper etc.; the solutions containing the metals are then collected and treated to recover the metals hydrothermal the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution

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

                      [MAP OF OPERATIONS IN SOUTH AMERICA]

                         [MAP OF OPERATIONS IN AFRICA]

ITEM 2. DESCRIPTION OF PROPERTIES
------  -------------------------

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

The Company's projects are situated in geologic domains known as greenstone belts, which are ancient volcano-sedimentary rock assemblages. Greenstone belts are known to be favorable geologic environments for gold mineralization and account for a significant proportion of the world's gold production, (e.g., the greenstone belts of the Canadian Shield in Eastern Canada, the Pilbara and Yilgarn Blocks of Western Australia, the greenstone belts of East and West Africa and the Guiana and Brazilian Shields of South America). In addition, as a result of the Company's expertise in the Guiana Shield, a regional exploration program was also conducted to search for possible primary diamond sources. The diamond exploration program has led to the identification of diamond targets in French Guiana, Suriname and Guyana. In light of the need to reduce exploration expenditures, the Company's diamond exploration efforts are currently focused in French Guiana.

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

Property Status Table as of December 31, 1999
(Summarized from the detailed Description of Properties following)

-------------------------------------------------------------------------------------------------------------------------------
                                       Expiration                                   Financial
      Property     Type of Interest       Date                Renewal               Obligation       Status         Comments
      --------     ----------------       ----                --------              ----------       ------         --------
-------------------------------------------------------------------------------------------------------------------------------
      Omai       30% equity  interest  N/A         N/A                              N/A          Operating Mine
                 in OGML
-------------------------------------------------------------------------------------------------------------------------------
      Eagle      30% indirect          N/A         N/A                              N/A          Care and         Exploration
      Mountain   interest through                                                                maintenance      stage
                 OGML (4)
-------------------------------------------------------------------------------------------------------------------------------
      Gross      Right of              Application The right of exploration         N/A          Care and         Advanced
      Rosebel    Exploration (5)       for         remains legally in force until                maintenance      exploration
                                       extension   a decision on the right of
                                       pending     exploitation has been made
-------------------------------------------------------------------------------------------------------------------------------
      Dorlin     6 Type B              5/31/99     Due to the filing of renewal     US$1,574     Care and         Advanced
                 Exploration  Permits              applications, the permits are    (FF10,000)   maintenance      exploration
                 (2)                               automatically   extended  until
                                                   the   decision  of  the  French
                                                   administration (1)
-------------------------------------------------------------------------------------------------------------------------------
      Yaou       4 Type B              3/31/99     Due to the filing of renewal     US$2,242     Care and         Advanced
                 Exploration                       applications, the permits are    (FF14,250)   maintenance      exploration
                 Permits(2)                        automatically   extended  until
                                                   the   decision  of  the  French
                                                   administration (1)
-------------------------------------------------------------------------------------------------------------------------------
      Paul-      8 Concessions (3)     12/31/18    Renewable  for an additional 25  US$4,765     Care and         Advanced
      Isnard                                       years                            (FF30,275)   maintenance      exploration
                ---------------------------------------------------------------------------------------------------------------
                 Type A Permit         12/1/02     Renewable for up to 12 years     US$2.9M      Care and         Advanced
                 (3)                                                                (FF17.3M)    maintenance      exploration
-------------------------------------------------------------------------------------------------------------------------------
      Dachine    Type B Exploration    7/1/99      A renewal application for a      US$1,023     Ongoing          Exploration
                 Permit (6)                        5-year permit was filed and is   (FF6,500)    exploration      stage
                                                   pending; the type B permit  is                supervised  and
                                                   extended by law until the                     paid for by
                                                   decision of the French                        Rio Tinto
                                                   administration                                Exploration
-------------------------------------------------------------------------------------------------------------------------------
      Tanda      Research Permit       3/22/99     A renewal application for a      N/A          Ongoing          Early stage
                                                   2-year permit was filed and is                exploration      exploration
                                                   pending; the permit is                        supervised by
                                                   extended by law untilthe                      North
                                                   decision of the government                    Exploration
                                                                                                 Pty Ltd.
-------------------------------------------------------------------------------------------------------------------------------
      Riyadh     GSR purchased the     05/01/01    N/A                              Feasibility  Active           Early stage
                 option to acquire                                                  Study by     Exploration      exploration
                 100% of the                                                        05/01/01
                 prospecting license
-------------------------------------------------------------------------------------------------------------------------------
      Bogoso     70% equity interest   N/A         N/A                              N/A          Operating Mine
                 in Bogoso Gold
                 Limited
-------------------------------------------------------------------------------------------------------------------------------


     (1) Guyanor Ressources applied also for a Type A permit that would replace the Type B permits. The first approval required by the French mining Code was obtained. The Company is waiting for final approval by the Ministry of Mines.
     (2)  50% owned by Guyanor and 50% owned by Cambior, Inc.
     (3)  100% owned by Guyanor.
     (4)  The Eagle Mountain interest is owned by OGML.
     (5)  50% owned by GSR and 50% owned by Cambior, Inc.
     (6) 100% owned by Guyanor but on which Rio Tinto Exploration is earning in to a 70% interest under the joint venture.

Total consolidated expenditures and property abandonment costs for the Company's exploration projects for the fiscal year ended December 31, 1999 under Canadian GAAP were as follows:


                               Acquisition,                                                    Acquisition,
                               Deferred                                                        Deferred
                               Exploration                               Joint     Property    Exploration
                               and            Capitalized  Capitalized   Venture   Abandon-    and
                               Development    Exploration  Acquisition   Recov-    ments/      Development
                               Costs as at    Expenditures Expenditures  eries     Write-downs Costs as at
                               12/31/98       in 1999      in 1999       in 1999   in 1999     12/31/99 (5)
                               ============================================================================
                                                         In Thousands of Dollars
GUYANA (1)
   Eagle Mountain                $1,364       $      -     $      -       $ -      $     -     $   1,364
   Quartz Hill                    1,347              -            -         -       (1,347)            -
   Five Stars Gold                  819              9            -         -         (828)            -
   Other                             57            376            -         -         (310)          123
                               ----------------------------------------------------------------------------
Sub-total                         3,587            385            -         -       (2,485)        1,487
                               ----------------------------------------------------------------------------

SURINAME (1)
   Benzdorp / Lawa                3,352              -            -         -       (3,352)            -
   Gross Rosebel                 14,543            742            -      (372)          -         14,913
   Headley's Right of
   Exploration                      313              1            -         -         (314)            -
   Thunder Mountain                 456              1            -         -         (457)            -
   Saramacca                      1,973              2            -        (6)      (1,969)            -
   Sara Kreek                       588              -            -         -         (588)            -
   Tempati Reconnaissance           347              1            -         -         (348)            -
   Tapanahony Reconnaissance        234              -            -         -         (234)            -
   Kleine Saramacca                 107              -            -         -         (107)            -
   Lawa Antino                    2,109             36            -         -       (2,145)            -
   Ulemari Reconnaissance           237              -            -         -         (237)            -
   Other                            283            227            -         -         (298)          212
                               ----------------------------------------------------------------------------
Sub-total                        24,542          1,010            -      (378)     (10,049)       15,125
                               ----------------------------------------------------------------------------
FRENCH GUIANA (2)
(Guyanor Ressources S.A.)
   Dorlin                         2,363            796            -       (551)          -         2,608
   St-Elie                        2,377            209            -          -       (2,586)           -
   Yaou                           7,486            413            -       (266)          -         7,633
   Paul Isnard / Eau Blanche      4,650            796            -          -           -         5,446
   Paul Isnard Alluvials          1,987              -            -          -           -         1,987
   Dachine                        1,481            764            -       (525)          -         1,720
   Other                              -             51            -        (51)          -             -
                               ----------------------------------------------------------------------------
Sub-total                        20,344          3,029            -      (1,393)     (2,586)      19,394
                               ----------------------------------------------------------------------------
AFRICA
(Pan African
   Resources Corporation (3))
   Ivory Coast / Tanda            4,304            222           -           -       (2,845)       1,681
   Kenya / Ndori                  2,565             52           -           -       (2,617)           -

(Bogoso Gold Limited (4))
   Riyadh                             -              5          70           -            -           75
   Bogoso Sulfide                     -            160           -           -            -          160
                               ----------------------------------------------------------------------------
Sub-total                         6,869            439          70           -       (5,462)       1,916
                               ----------------------------------------------------------------------------
LATIN AMERICA (1)
   Brazil / Abacaxis              2,498            400           -           -       (2,898)           -
   Brazil / Other                   275             90           -           -         (365)           -
                               ----------------------------------------------------------------------------
Sub-total                         2,773            490           -           -       (3,263)           -
                               ----------------------------------------------------------------------------
OTHER                                88              -           -           -          (88)           -
                               ----------------------------------------------------------------------------
TOTAL                           $58,203         $5,353         $70      $(1,771)   $(23,933)     $37,922
                               ============================================================================

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

The Company and Anvil will be required to make additional future payments to the consortium of banks, depending on the then current price of gold and the potential acquisition of reserves in Ghana outside of the region of BGL's mining interests. These additional payments are capped at $10 million in total. The gold price related payments are due as to 50% one year after closing and 50% at the earlier of production of gold ceasing or the second anniversary after closing. The Company is obligated to escrow the estimated payments six months and 18 months after closing, respectively. These payments are equal to the product (in U.S. dollars) of 183,333 and the amount, if any, that the average daily gold price (in U.S. dollars in the London Bullion Market Association p.m. gold fix) over the period from closing to the payment dates exceeds $255 per ounce. The Company has accrued $6.4 million in additional purchase price in the fourth quarter, based on its estimate that the gold price will average $290 per ounce for the remainder of the Bogoso mine life. The payment made on the first anniversary of the acquisition will be non-refundable and will be credited against any payment due on the second anniversary. The Company is depleting this amount on a units-of-production basis over production from proven and probable reserves.

The reserve acquisition linked payment will be triggered if minable reserves equivalent to 50,000 ounces of gold are acquired elsewhere in Ghana for processing at the Bogoso mill. In this case, Golden Star and Anvil will make an additional payment to the consortium of banks on the second anniversary of closing of $2.0 million, irrespective of the gold price, but subject to the $10 million cap.

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

Production and Reserves of Bogoso

Gold production from 1991 through 1999 totaled 901,902 ounces. Gold production from January to December 1999 was 130,465 ounces, compared to 122,585 ounces in 1998 and 108,186 ounces in 1997. The 6.4% increase in production in 1999 was primarily attributable to a higher average head grade of
2.31 g/t compared to 2.19 g/t in 1998 and to 2.05 g/t in 1997. Throughput averaged approximately 5,958 tonnes per day during 1999, compared to 5,553 tonnes per day during 1998 and 5,229 tonnes per day during 1997. Gold recovery rates were 81.4% in 1999 compared to 85.8% in 1998, while direct operating costs, including royalties, were $190 per ounce in 1999 compared to $215 per ounce experienced in 1998. Quarterly production statistics for the Bogoso Mine for 1999 are as follows:

                              --------------------------------------------------------------------------------------
                                                                      1999
------------------------------- ---------------- --------------- -------------- ---------------- -------------------
                                     First           Second          Third          Fourth        Total / Average
                                    Quarter         Quarter         Quarter         Quarter             1999
------------------------------- ---------------- --------------- -------------- ---------------- -------------------
Ore milled (T)                     521,613         533,657          524,131        577,457           2,156,858
------------------------------- ---------------- --------------- -------------- ---------------- -------------------
Rate (T/day)                         5,796           5,864            5,697          6,277               5,958
------------------------------- ---------------- --------------- -------------- ---------------- -------------------
Grade (g/t)                           2.31            2.25             2.20           2.47                2.31
------------------------------- ---------------- --------------- -------------- ---------------- -------------------
Recovery (%)                          89.2            81.7             76.3           78.7                81.4
------------------------------- ---------------- --------------- -------------- ---------------- -------------------
Gold Production (oz)                34,516          31,555           28,317         36,074             130,465
------------------------------- ---------------- --------------- -------------- ---------------- -------------------
Cash cost of production ($/oz)         199             209              206            152                 190
------------------------------- ---------------- --------------- -------------- ---------------- -------------------

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

BGL has reported its Proven and Probable Reserves for year-end 1999 using a $290 gold price. BGL's Proven and Probable Reserves at December 31, 1999 stood at
3.263 million tonnes at an average grade of 2.2 g/t, representing approximately
0.230 million ounces of gold. This is compared to Proven and Probable Reserves at December 31, 1998 of 1.685 million tonnes at an average grade of 2.8 g/t, representing approximately 0.150 million ounces of gold. The increase represents the results of additional drilling of previously identified mineralized material and its subsequent conversion to reserves and the inclusion of low grade stockpiled material. The qualified person responsible for the estimation of reserves at Bogoso Gold Mine is Mr. Emmanuel Mensah - Aborampah, Projects Superintendent.

Reserves at Bogoso are derived from multiple sources including the Southern pits, Central pits, Northern pits and Stockpiles. The following table summarizes reserves from these sources at year-end 1998 and 1999:

                    ----------------------------------------------- ---- -------------------------------------------
                                  December 31, 1999                                  December 31, 1998
--------------------- ----------------- ------------ -------------- ---- ------------------ ----------- ------------
                         Proven and        Grade       Contained            Proven and        Grade      Contained
                          Probable         (g/t)       Gold (oz)             Probable         (g/t)      Gold (oz)
                        Reserves (1)                                       Reserves (1)
                          (tonnes)                                           (tonnes)
--------------------- ----------------- ------------ -------------- ---- ------------------ ----------- ------------
Southern Pits              237,000          2.5           19,255
--------------------- ----------------- ------------ -------------- ---- ------------------ ----------- ------------
Central Pits               500,000          2.9           45,976             1,342,000          2.9       122,967
--------------------- ----------------- ------------ -------------- ---- ------------------ ----------- ------------
Northern Pits              857,000          3.3           90,666               257,000          2.7        22,144
--------------------- ----------------- ------------ -------------- ---- ------------------ ----------- ------------
Stockpiles               1,669,000          1.4           73,372                86,000          1.6         4,424
--------------------- ----------------- ------------ -------------- ---- ------------------ ----------- ------------
Total                    3,263,000          2.2          229,269             1,685,000          2.8       149,535
--------------------- ----------------- ------------ -------------- ---- ------------------ ----------- ------------

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

Mineralized material at Bogoso is derived from three sources: the Northern Pits, the Central Pits and the Southern Pits. The following table summarizes mineralized material for these sources at year-end 1999:

         ------------------------------------------------------------------------------------------------------
                                     Oxide                    Transition                    Sulfide
         ------------------------------------------------------------------------------------------------------
         Location            Tonnes      Grade (g/t)     Tonnes      Grade (g/t)      Tonnes      Grade (g/t)
         ------------------------------------------------------------------------------------------------------
         Northern Pits      953,000          1.5         755,000         2.7         1,262,000        4.3
         ------------------------------------------------------------------------------------------------------
         Central Pits       161,000          2.1       1,328,000         2.7         8,787,000        3.2
         ------------------------------------------------------------------------------------------------------
         Southern Pits      549,000          1.5       1,053,000         2.0         1,046,000        2.7
         ------------------------------------------------------------------------------------------------------
         Total(1)         1,663,000          1.6       3,136,000         2.4        11,095,000        3.3
         ------------------------------------------------------------------------------------------------------

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

The Company recently approved a program to delineate and expand sulfide mineralized material. The program consisting of combined reverse circulation
(RC) and diamond drilling (DD) commenced in late 1999 and will continue during 2000. The objectives of the program are: to validate historical drilling data; to fill in gaps between previously drilled holes; to test sulfide mineralization at depth and along strike; to delineate oxide and transition surfaces; to provide geotechnical and hydrogeological information for pit design and de-watering; to provide material for metallurgical and environmental testing.


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

The Omai mine is owned by OGML. Cambior is the manager of all mining and related operations. Cambior has recently experienced serious financial problems as a result of the effect of last fall's surge in the price of gold on its obligations under its bullion hedging portfolio (see "Risk Factors - Risks associated with Cambior's financial problems and its possible impact on the development of our projects"). These problems may have an impact on Cambior's ability to survive as a separate entity and its ability to continue as manager of the Omai mine. The Omai mine is likely to continue as a producing mine, however, although the ownership of the majority stake in OGML and the management of the mine may be subject to change as a result of Cambior's financial difficulties. This is not likely to affect the Company's financial position, results of operations and liquidity since the Company is not expecting to receive any cash flow from the operations of OGML in the near future

The Omai mine is located on a 52 km2 mining license on the Essequibo River, approximately 160 km southwest of Georgetown, Guyana. Access to the mine is by improved road and ferry or by fixed-wing aircraft to an all-weather airstrip.

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

Pursuant to OGML's articles of association, the Company received approximately $11.0 million of Class I redeemable preferred shares of OGML in recognition of past exploration costs incurred by the Company. Pursuant to their terms, these preferred shares must be redeemed prior to any distribution to the common shareholders of OGML out of 10% of net cash flow from operations of OGML (as defined in the Omai Mineral Agreement). The reimbursements must be calculated and paid quarterly to the Company. During the fiscal year ended December 31, 1999, the Company received $0.7 million as a result of the redemption of Class I preferred shares, for a total of $8.7 million in redemption of Class I preferred shares since the beginning of production in 1993. The amount so received and all future redemptions will be applied against the reimbursement of the loan made by OMGL to the Company until it is paid in full. The Company considers it unlikely that it will receive dividends from its common share holdings in OGML. As of December 31, 1999, OGML had $162 million in debt and a total of $50 million worth of Class II and III preferred shares outstanding. The Class III preferred shares have past cumulative unpaid dividends totaling $74 million as of December 31, 1999.

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

Cambior has recently experienced serious financial problems as a result of the effect of last fall's surge in the price of gold on its obligations under its bullion hedging portfolio (see "Risk Factors - Risks associated with Cambior's financial problems and its possible impact on the development of our projects"). These problems may have an impact on Cambior's ability to survive as a separate entity and the Company is at risk that Cambior (or its successor) could elect to defer or not to progress further exploration and development of the Gross Rosebel proerty.

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

Mineralized Material

Cambior recently announced its year-end 1999 mining reserves and mineralized material with respect to the Gross Rosebel project. For year-end 1999 Cambior reported their 50% share of mineralized material at Gross Rosebel, at 20.7 million tonnes grading 1.6 g/t. This estimate was estimated by Cambior on the basis of a $325 gold price. This estimate is unchanged from the estimate reported at year-end 1998. The Company is reporting Cambior's results for Gross Rosebel as mineralized material. (See "Item 1. Mineralized Material Table".) The Company's share of the mineralized material for Gross Rosebel is 20.7 million tonnes grading 1.6 g/t. The Company has not independently verified the estimate reported by Cambior.

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

The grant of mining titles in French Guiana is administered by the Direction Regionale de l'Industrie, de la Recherche et de l'Environnement ("DRIRE") and the Ministry of Industry. There are two different types of mining titles under French law: permits and concessions. Under the 1955 and 1956 Decrees, two types of exploration permits could be obtained, the A and B types. An exploration permit conveys for a specific area of land the exclusive right of prospecting and exploration for the substances to which it relates. Permits of Type "B" are valid for two years and renewable twice for periods of two years each. The surface of type "B" permits covers a square area of 25 km2 each. Type "A" permits are valid for five years and can be renewed at least once for an additional five-year term. The French Mining Code (now partially applicable to French Guiana) provides for only one type of exploration permit called Permis exclusif de recherche ("PER"). PER can be granted for a period of up to five years and can be renewed for two additional periods of up to five years each.

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

Cambior has recently experienced serious financial problems as a result of the effect of last fall's surge in the price of gold on its obligations under its bullion hedging portfolio (see "Risk Factors - Risks associated with Cambior's financial problems and its possible impact on the development of our projects"). These problems may have an impact on Cambior's ability to survive as a separate entity and the Company is at risk that Cambior (or its successor) could elect to defer or not to progress further exploration and development of the Yaou and Dorlin properties.

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

The Properties

The Yaou permits currently cover a total area of 100 km2 (10,000 ha.) located some 210 km southwest of Cayenne. Access to the property is by helicopter or four-wheel drive vehicle on 17 km of dirt road from the town of Maripasoula, which is accessible by chartered and daily scheduled fixed-wing aircraft from Cayenne.

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

Mineralized Material

Cambior recently announced its year-end 1999 mining reserves and mineralized material, reported on the basis of a $325 gold price as previously reported for year end 1998. At year-end 1999, Cambior reported its 50% share of mineralized material for Yaou and Dorlin, using a $325 gold price, as 8.2 million tonnes grading 1.9g/t. The Company's share of the mineralized material for Yaou and Dorlin is 5.9 million tonnes grading 1.9 g/t. There is no change of tonnage or grade between this result and that reported at year-end 1998. The qualified person responsible for the estimation of mineralized material for the Yaou and Dorlin project is Francois Viens, General Manager Mining Geology, Cambior. The Company has not independently verified the estimates reported by Cambior for Yaou and Dorlin.

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

A type "A" permit (referred to as the "Eau-Blanche Permit") covering an area of approximately 326 km2 was granted to Guyanor on November 30, 1999 for an initial period of three years. The type "A" permit includes most of the area covered by the four type "B" permits as well as a new area adjacent to the Paul Isnard property.

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

Exploitation Authorization

During the fourth quarter 1999 and the first quarter 2000, Guyanor has granted the right to five small scale mining companies to apply for Exploitation Authorization on specific areas located within the Paul Isnard concessions and the Type A permit. The French government created this new type of mining title in connection with the recent revisions to the Mining Code. This new title, referred to as "AEX", grants to small-scale alluvial miners the right to mine within a specific area of 1 km(2). The titleholder of an AEX is responsible for all potential environmental damages. The applications for AEX have been submitted to the DRIRE and if the applicants meet the DRIRE requirements, the AEX will be granted for a term of two years. Under separate agreements with each applicant, Guyanor will be entitled to receive as compensation a certain percentage of the value of the gold extracted.

DACHINE

The Dachine property is accessible only by helicopter or, during the rainy season, by canoe from Maripasoula. Microdiamonds were found for the first time in 1983 in alluvium/colluvium by BRGM during strategic prospecting work for the Mineral Inventory of French Guiana. No further exploration was conducted at Dachine until Guyanor, after examining the existing literature and conducting preliminary reconnaissance in the field, was granted a type "B" exploration permit by the French government covering a 25 km2 area in southwest French Guiana known as Dachine (formerly known as IT-33). An application was filed in December of 1995 for a type "A" permit covering an area of 337 km2 that would include the current type "B" permit. As of March 1, 2000, the type "A" permit has still not been granted.

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

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          -----------------------------------------------------------------
          MATTERS
          -------

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

                                                Toronto Stock Exchange                 American Stock Exchange
                                               -----------------------                 -----------------------
                                               Cdn$                 Cdn$                $                  $
                                               High                  Low              High                Low
                                               ----                  ---              ----                ---
1999:
         First Quarter                          1.85                1.00              1.31                0.69
         Second Quarter                         1.50                0.86              1.00                0.63
         Third Quarter                          1.10                0.57              0.69                0.38
         Fourth Quarter                         2.70                1.03              1.87                0.69

1998:
         First Quarter                          7.00                4.00              4.81                2.75
         Second Quarter                         6.50                3.05              4.50                2.06
         Third Quarter                          3.10                1.51              2.19                0.94
         Fourth Quarter                         4.10                1.45              2.75                0.94

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

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

The selected financial data set forth below are derived from the audited consolidated financial statements of the Company for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, included elsewhere herein, and should be read in conjunction with those financial statements and the footnotes thereto. The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). Selected financial data derived in accordance with United States GAAP ("US GAAP") has also been provided and should be read in conjunction with Footnote 15 to the financial statements. For US GAAP reconciliation items, see the attached consolidated financial statements and notes. Reference should also be made to "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations".

Summary of Financial Condition Data at End of Period
(Amounts in thousands except per share data)

----------------------------------------------------------------------------------------------------------
                               As of            As of            As of           As of           As of
       CDN GAAP             December 31,     December 31,     December 31,    December 31,    December 31,
                               1999             1998             1997            1996            1995
----------------------------------------------------------------------------------------------------------
Working capital              $ 6,020           $6,516           $16,427         $15,287          $11,092
----------------------------------------------------------------------------------------------------------
Current assets                13,957            8,216            20,152          22,182           16,074
----------------------------------------------------------------------------------------------------------
Total assets                  74,352           68,597            89,122          96,283           77,609
----------------------------------------------------------------------------------------------------------
Current liabilities            7,937            1,700             3,725           6,895            4,982
----------------------------------------------------------------------------------------------------------
Shareholders' equity          40,501           58,471            79,557          78,094           68,388
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
                          For the Year     For the Year      For the Year    For the Year    For the Year
       CDN GAAP              Ended            Ended             Ended           Ended           Ended
                          December 31,     December 31,      December 31,    December 31,    December 31,
                             1999             1998              1997            1996            1995
----------------------------------------------------------------------------------------------------------
Revenue                      $11,254           $  635           $ 1,698         $ 2,801         $  5,590
----------------------------------------------------------------------------------------------------------
Net loss                     (24,366)         (22,248)          (26,584)         (7,780)         (12,181)
----------------------------------------------------------------------------------------------------------
Net loss per share             (0.76)           (0.74)            (0.92)          (0.31)           (0.54)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
                             As of             As of           As of           As of           As of
       US GAAP            December 31,      December 31,    December 31,    December 31,    December 31,
                             1999              1998            1997            1996            1995
----------------------------------------------------------------------------------------------------------
Working capital              $ 6,020           $3,901           $13,485         $11,788          $ 7,521
----------------------------------------------------------------------------------------------------------
Current assets                13,957            5,601            17,210          18,683           12,503
----------------------------------------------------------------------------------------------------------
Total assets                  45,635           27,240            42,076          46,895           38,059
----------------------------------------------------------------------------------------------------------
Current liabilities            7,937            1,700             3,725           6,895            4,982
----------------------------------------------------------------------------------------------------------
Shareholders' equity          11,145           16,899            31,160          29,959           30,073
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
                         For the Year     For the Year     For the Year     For the Year    For the Year
       US GAAP              Ended            Ended            Ended            Ended           Ended
                           December         December         December         December        December
                           31, 1998         31, 1998         31, 1997         31, 1996        31, 1995
----------------------------------------------------------------------------------------------------------
Revenue                      $11,254           $  635           $ 1,698         $ 2,801          $ 5,590
----------------------------------------------------------------------------------------------------------
Net loss                     (11,335)         (15,395)          (26,838)        (25,279)        (28,330)
----------------------------------------------------------------------------------------------------------
Net loss per share             (0.35)           (0.51)            (0.94)          (1.00)          (1.24)
----------------------------------------------------------------------------------------------------------

  Note: Golden Star did not pay any cash dividends during the fiscal years indicated above.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
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

RESULTS OF OPERATIONS
---------------------

Overview

On September 30, 1999, the Company and Anvil Mining NL, an Australian company ("Anvil"), completed the acquisition of 70% and 20% respectively, of the common shares of Bogoso Gold Limited ("BGL"). The Government of Ghana retained its 10% equity interest in BGL. BGL is the owner of the Bogoso Mine, an operating gold mine in the Republic of Ghana, which the Company and Anvil intend to continue to operate. The Bogoso gold mine has sufficient proven and probable reserves to continue production through mid-2001, although exploration and other studies are ongoing to identify reserves to extend the life of the mine. The initial purchase price for BGL was $6.5 million, which was funded by the Company from working capital and the proceeds from the August 24, 1999 offerings of convertible debentures, common shares and warrants. The acquisition agreement also provides for additional purchase price payments to the IFC (on behalf of the consortium of banks that sold Bogoso). The total of the initial and additional purchase price payments will be charged against operations (based on proven and probable reserves) over the period through mid-2001. The Company and Anvil also acquired by way of assignment all the outstanding debt owed to the sellers. The Company will receive preferential repayment of its acquisition costs, including the amount owed to it by Anvil, and all inter-company debt and interest will be repaid prior to any distribution to shareholders.

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

Under US GAAP, exploration and general and administrative expenses related to projects are charged to expense as incurred, whereas under Cdn GAAP, such expenses are capitalized as discussed above. Property acquisition costs are deferred under both Canadian and US GAAP until it is determined whether a project is commercially feasible. In addition, under US GAAP, internal acquisition costs are charged to expense as incurred (resulting in poorer operating results) , whereas under Cdn GAAP such amounts are capitalized and subsequently depleted.

The effect of the differences in accounting under Cdn GAAP and US GAAP on the statement of net loss is as follows:

                                                                         For the Years Ended December 31,
                                                                 1999                  1998                 1997
                                                               --------              --------             --------
Net loss under Cdn GAAP                                        $(24,366)             $(22,248)            $(26,584)
Net effect of the deferred exploration expenditures on
 loss for the period                                             13,403                 4,901                1,189
Effect of capitalized acquisition costs net of related
  depletion                                                      (1,233)                    -                    -
Other                                                               315                   814                   46
                                                               --------              --------             --------
Loss under US GAAP before minority interest                     (11,881)              (16,533)             (25,349)
Minority interest, as adjusted                                      546                 1,138               (1,489)
                                                               --------              --------             --------
Net loss under US GAAP                                          (11,335)              (15,395)             (26,838)
Other comprehensive income foreign exchange loss                     10                   (26)                 (92)
                                                               --------              --------             --------
Comprehensive income                                           $(11,325)             $(15,421)            $(26,930)
                                                               ========              ========             ========
Basic and diluted Net loss per share under US GAAP             $  (0.35)             $  (0.51)            $  (0.94)
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

In the last quarter of 1999, BGL commenced additional drilling to increase sulfide mineralized material at Bogoso and plans to prepare a bankable feasibility study on the sulfide mineralized material.

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

Cambior Inc.

Cambior Inc., is the owner of a 65% common share equity interest in the Omai mine in Guyana in which Golden Star owns a 30% equity interest (through its 30% ownership of OGML). Cambior is also our 50% joint venture partner on the Gross Rosebel, Yaou and Dorlin exploration projects. Cambior has recently experienced serious financial problems as a result of the effect of last fall's surge in the price of gold on its obligations under its bullion hedging portfolio. (See "Risk Factors - Risks associated with Cambior's financial problems and its possible impact on the development of our projects".) As a result, the future of Cambior as a separate entity or the ownership of its assets is uncertain (or in considerable doubt). The Company is therefore at risk that Cambior (or its successor) could elect to defer or not to progress exploration and development of any joint venture property. With respect to Gross Rosebel, Yaou and Dorlin, which are all exploration stage projects, we are not certain when, if ever, these projects will become development or production stage projects, but progress could be delayed as a result of Cambior's situation and this could impact the carrying value of our investment in these projects. Under the terms of our joint venture agreements with Cambior, we have certain rights to prevent Cambior from disposing of its interest in our projects to third parties, including rights of first refusal, although there can be no asurance that the Company would be able to successfully exercise any of these rights. With respect to the Company's 30% ownership in OGML, Cambior's situation is not likely to affect the Company's financial position, results of operations and liquidity since the Company is not expecting to receive any cash flow from the operations of OGML in the near future.

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

The Company believes that its current activities are in material compliance with applicable laws and regulations designed to protect the environment. The Company periodically engages specialists to evaluate potential environmental issues for specific projects. The results of these evaluations are utilized in the property evaluation process, where applicable. The Company also evaluates the need for reclamation funds in light of current laws and regulations and will make provisions for such funds as they become necessary based on the Company's activities in South America. In accordance with the acquisition agreement for BGL, the Company has $6.0 million restricted for the final environmental rehabilitation of the Bogoso mine site. These funds are classified as restricted cash on the December 31, 1999 balance sheet.

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

Outlook

In prior years the Company has had to rely primarily on the capital markets to fund its acquisitions, operations and exploration activities. With the acquisition of BGL and its operating gold mine, effective September 30, 1999, the Company now has a source of positive cash flow from mining operations through at least the end of 2000, although we still have limited cash resources (see "Risk Factors - We currently have limited liquidity and capital resources"). The current market for gold shares continues to be weak and equity capital is difficult to obtain; but, as the Company demonstrated in 1999 through its capital raising activities (from the issuance of shares and convertible debentures), it is somewhat easier to raise funds to acquire producing mining assets compared with the challenge of raising capital primarily for exploration. The Company is projected to generate sufficient cash flow in 2000 to cover its exploration obligations and general and administrative expenses, however additional capital would be required for any acquisitions. The Company will continue to explore various possibilities for raising capital, which might include, among other things, the establishment of additional joint ventures, the sale of property interests, debt financing and the issuance of new equity. (See also "Risk Factors - Our common shares may be de-listed from the American Stock Exchange".)

Whether and to what extent alternative financing options are completed by the Company or its subsidiaries will depend on a number of factors including, among others, the successful acquisition of additional properties or projects, the price of gold and management's assessment of the capital markets. The low gold price adversely affects our ability to obtain financing and therefore our ability to acquire additional properties and to explore and develop our current portfolio of properties. We cannot assure you that additional funding will be available in 2000. We may, in the future, be unable to continue our exploration and development programs and fulfill our obligations under our agreements with our partners or under our permits and licenses. Although we have been successful in the past in obtaining financing though partnership arrangements and sale of equity securities, we cannot assure you that we will be able to obtain adequate financing on acceptable terms. If we are unable to obtain such additional financing, we may need to delay, or indefinitely postpone, further exploration and development of our properties. As a result we may lose our interest in some of our projects and may be obliged to sell some of our properties. The loss of any of our interests in exploration and mining properties would give rise to write-offs, under both US and Canadian GAAP, of any capitalized costs and this would negatively impact the results of our operations. The impact would also be shown in reduction of the assets in our balance sheet, which in turn may reduce our ability to raise additional funds from equity or debt sources.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------- -------------------------------------------

                  Index to Consolidated Financial Statements
                of Golden Star Resources Ltd. and Subsidiaries
Management's Responsibility for Financial Information................................................ 61

Auditors' Report..................................................................................... 62

Consolidated Balance Sheets as of December 31, 1999 and 1998......................................... 63

Consolidated Statements of Operations for the years ended
         December 31, 1999, 1998 and 1997............................................................ 64

Consolidated Statement of Changes in Shareholders' Equity for the years ended
         December 31, 1999, 1998 and 1997............................................................ 65

Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997............................................................ 66

Notes to the Consolidated Financial Statements....................................................... 67-87

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL INFORMATION

To the Shareholders of Golden Star Resources Ltd.

The consolidated financial statements and all information in the Annual Report are the responsibility of the Board of Directors and management. The consolidated financial statements have been prepared by management based on information available to March 1, 2000 , and are in accordance with accounting principles generally accepted in Canada.

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


    /s/ Peter J. Bradford                                 /s/ Allan J. Marter
---------------------------------                     --------------------------
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

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Calgary, Canada

March 24, 2000

[]


                          GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEET
      (Stated in thousands of United States Dollars except share amounts)
---------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                             As of December 31,
                                                                                                  1999         1998
                                                                                                  ----         ----
CURRENT ASSETS
         Cash and short-term investments                                                        $ 2,905     $ 7,350
         Accounts receivable                                                                      1,976         511
         Inventories                                                                              8,905         181
         Other assets                                                                               171         174
                                                                                                -------     -------
                  Total Current Assets                                                           13,957       8,216

RESTRICTED CASH (Note 17)                                                                         6,000           -
NOTES RECEIVABLE (Note 7)                                                                         3,784           -
ACQUISITION, DEFERRED EXPLORATION
   AND DEVELOPMENT COSTS (Note 10)                                                               37,922      58,203
INVESTMENT IN OMAI GOLD MINES LIMITED (Note 11)                                                   1,023       1,337
MINING PROPERTIES (Net of accumulated depreciation of $2,777 and $0, respectively) (Note 9)      10,413           -
FIXED ASSETS (Net of accumulated depreciation of $2,587 and $2,166, respectively)                 1,175         685
OTHER ASSETS                                                                                         78         156
                                                                                                -------     -------
                                 Total Assets                                                   $74,352     $68,597
                                                                                                =======     =======

LIABILITIES

CURRENT LIABILITIES
         Accounts payable and accrued liabilities                                               $ 4,414     $   921
         Accrued wages and payroll taxes                                                            315         779
         Current portion of amount payable to financial institutions (Note 9)                     3,208           -
                                                                                                -------     -------
                  Total Current Liabilities                                                       7,937       1,700

LONG-TERM DEBT (Note 11c)                                                                         2,254       2,948
AMOUNT PAYABLE TO FINANCIAL INSTITUTIONS (Note 9)                                                 3,708           -
CONVERTIBLE DEBENTURES (Note 8)                                                                   3,184           -
ENVIRONMENTAL REHABILITATION LIABILITY (Note 17)                                                  6,721           -
OTHER LIABILITIES                                                                                    24          56
                                                                                                -------     -------
                  Total Liabilities                                                              23,828       4,704
                                                                                               --------     -------

MINORITY INTEREST                                                                                10,023       5,422

COMMITMENTS AND CONTINGENCIES (Note 17)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 12)
         Common shares, without par value, unlimited shares authorized.  Shares issued and
           outstanding in 1999 of 36,943,731 and in 1998 of 30,292,249.                         160,502     159,163
         Equity component of convertible debentures (Note 8)                                      1,045           -
         Stock option loans                                                                           -      (4,012)

DEFICIT                                                                                        (121,046)    (96,680)
                                                                                               --------     -------
                  Total Shareholders' Equity                                                     40,501       58,471
                                                                                              ---------     --------
                                 Total Liabilities and Shareholders' Equity                    $ 74,352     $68,597
                                                                                               ========     =======

        The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board:

By:   /s/ Robert R. Stone                             By:   /s/ David K.Fagin
     ---------------------------------------               ------------------
          Director                                              Director

                                         GOLDEN STAR RESOURCES LTD.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Stated in thousands of United States Dollars except per share amounts)
----------------------------------------------------------------------------------------------------------

                                                                             For the Years Ended December 31,
                                                                          1999               1998           1997
                                                                          ----               ----           ----
REVENUE
         Gold sales                                                   $  10,581        $        -        $     443
         Interest and other                                                 673               635            1,255
                                                                       --------         ---------         --------
                                                                         11,254               635            1,698
                                                                       --------         ---------         --------
COSTS AND EXPENSES
         Mining Operations                                                5,966                 -              987
         Depreciation and depletion                                       2,971               230              772
         Exploration expense                                                468               443              779
         General and administrative                                       3,734             7,712            8,936
         Write-downs and abandonment of mineral properties               23,933            16,600           22,437
         Gain on disposal of assets                                        (139)                -             (302)
         Interest expense                                                   203                36               22
         Foreign exchange loss (gain)                                      (508)               26               92
         Loss on impairment of inventories and fixed assets                   -                 -            1,522
                                                                       --------         ---------        ---------
                                                                         36,628            25,047           35,245
                                                                       --------         ---------        ---------

LOSS BEFORE THE UNDERNOTED                                              (25,374)          (24,412)         (33,547)


Omai preferred share redemption premium                                     379               950            1,388
                                                                       --------         ---------        ---------
Loss before minority interest                                           (24,995)          (23,462)         (32,159)
Minority interest                                                           629             1,214            5,575
                                                                       --------         ---------        ---------

NET LOSS                                                              $ (24,366)       $  (22,248)       $ (26,584)
                                                                      =========        ==========        =========

BASIC AND DILUTED NET LOSS PER SHARE                                  $   (0.76)       $    (0.74)       $   (0.92)
                                                                      =========        ==========        =========

WEIGHTED AVERAGE SHARES OUTSTANDING (in millions of shares)
                                                                           32.4              30.2             28.8
                                                                    ===========        ==========        ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       (Stated in thousands of United States Dollars except share amounts)
----------------------------------------------------------------------------------------------------------


                                                                                              Equity
                                  Common Stock                                   Stock     Component of
                                   Number of         Share                      Option      Convertible
                                     Shares         Capital       Warrants       Loans      Debentures    Deficit
                                     ------         -------       --------       -----      ----------    -------
Balance at December 31, 1996       25,941,103       $129,954          $  -     $(4,012)        $    -    $(47,848)

Shares Issued                       3,085,296         22,840             -           -              -           -
Shares Issued Under Options            97,833            235             -           -              -           -
Shares Issued Under Warrants          673,200          5,429             -           -              -           -
Issue Costs                                 -           (457)            -           -              -           -
Net Loss                                    -              -             -           -              -     (26,584)
                                   ----------        --------       ------    ---------      --------   ----------

Balance at December 31, 1997       29,797,432        158,001             -      (4,012)             -     (74,432)

Shares Issued                         421,357            987             -           -              -           -
Shares Issued Under Options            73,460            175             -           -              -           -
Net Loss                                    -              -             -           -              -     (22,248)
                                   ----------        --------       ------    ---------      --------   ----------

Balance at December 31, 1998       30,292,249        159,163             -      (4,012)             -     (96,680)

Shares Issued                       6,947,994          3,484             -           -              -           -
Shares Canceled                      (679,012)        (3,312)            -           -              -           -
Shares Issued Under Options            17,500             12             -           -              -           -
Shares Issued Under Warrants          365,000            255             -           -              -           -
Issue Costs                                 -           (441)            -           -              -           -
Warrants Issued                             -              -         1,341           -              -           -
Stock Option Loan
  Repayment/Cancellation                    -              -             -       4,012              -           -
Equity Component of
   Convertible Debentures                   -              -             -                      1,045           -
Net Loss                                    -              -             -           -              -     (24,366)
                                   ----------        --------       ------    ---------      --------   ----------

Balance at December 31, 1999       36,943,731        $159,161       $1,341    $      -       $  1,045   $(121,046)
                                   ==========        ========       ======    =========      ========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.


                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)
----------------------------------------------------------------------------------------------------------

                                                                          For the Years Ended December 31,
Operating Activities:                                                  1999              1998             1997
                                                                       ----              ----             ----
Net Loss                                                             $(24,366)        $(22,248)         $(26,584)

Reconciliation of net loss to net cash used in operating
  activities:
Depreciation, depletion and amortization                                2,971              230               772
Accretion of convertible dentures                                          74                -                 -
Premium on Omai preferred share redemption                               (379)            (950)           (1,388)
Gain on disposal of assets                                               (139)               -              (302)
Write-down and abandonment of mineral properties                       23,933           16,600            22,437
Write-down of equipment                                                     -                -             1,522
Minority interest                                                        (629)          (1,214)           (5,575)
Changes in non-cash operating working capital
     Accounts receivable                                                  (12)           1,727             2,878
     Inventories                                                         (340)             175               671
     Accounts payable                                                  (1,335)          (2,025)           (3,170)
     Other current assets                                                 125              (14)              137
                                                                      -------         --------           -------
Total changes in non-cash operating working capital                    (1,562)            (137)              516
                                                                      -------         --------           -------
         Net Cash Used in Operating Activities                            (97)          (7,719)           (8,602)
                                                                      -------         --------           -------

Investing Activities:
Expenditures on mineral properties, net of joint venture
   recoveries                                                          (3,597)          (7,443)          (22,506)
Expenditures on mining property                                          (303)               -                 -
Equipment purchases                                                      (920)             (50)             (353)
Omai Preferred Share Redemption                                           694            1,738             2,541
Proceeds from sale of equipment                                           245               47               486
Environment rehabilitation bonding                                     (6,000)               -                 -
Payments for acquisition, net of cash acquired                         (1,525)               -                 -
Other                                                                      75               (8)                2
                                                                      -------         --------           -------
         Net Cash Used in Investing Activities                        (11,331)          (5,716)          (19,830)
                                                                      -------         --------           -------

Financing Activities:
Restricted cash                                                             -              250             1,765
Repayment of stock option loan                                            637                -                 -
Change in other liabilities                                              (310)             (52)               22
Offering costs of subsidiary stock issues                                   -                -               (25)
Issuance of convertible debentures                                      4,155                -                 -
Issuance of long-term debt                                                  -            3,169                 -
Repayment of long-term debt                                              (694)            (220)                -
Decrease in deferred financing costs                                        -                -               263
Issuance of share capital, net of issue costs                           3,195              239            28,143
                                                                      -------         --------           -------
         Net Cash Provided by Financing Activities                      6,983            3,386            30,168
                                                                      -------         --------           -------

Increase (Decrease) in cash and short-term investments                 (4,445)         (10,049)            1,736
Cash and short-term investments, beginning of year                      7,350           17,399            15,663
                                                                      -------         --------           -------
Cash and short-term investments, end of year                          $ 2,905         $  7,350           $17,399
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

Inventories

Stockpiled ore, in-process and finished inventory are recorded at the lower of cost or market, including direct production costs and attributable operating expenses. Materials and supplies are valued at the lower of average cost or replacement cost.

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

Management periodically reviews the carrying value of its investments in acquisition, deferred exploration and development costs. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of reserves and mineralized material , anticipated future mineral prices, the anticipated future costs of exploring, developing and operating a producing mine, the expiration term and ongoing expenses of maintaining leased mineral properties and the general likelihood that the Company will continue exploration. The Company does not set a pre-determined holding period for properties with unproven reserves; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted and their carrying values are appropriate.

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

4.   Supplemental Cash Flow Information
---------------------------------------

The following is a summary of non-cash transactions:

                                                                      1999     1998     1997
                                                                      ----     ----     ----
Depreciation capitalized as acquisition, deferred exploration
   and development costs                                             $193      $367     $342
Note receivable from minority interest holder for
   acquisition costs (Note 7)                                      (3,784)        -        -
Additional non-cash purchase price allocation (Note 9)             (8,258)        -        -
Increase in amount payable to financial institutions (Note 9)       6,917         -        -
Issuance of warrants for credit facility (Note 9)                   1,341         -        -
Cancellation of stock option loans (Note 12)                       (3,312)        -        -
Cancellation of stock option loan related shares (Note 12)          3,312         -        -

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

6.   Inventories
----------------

                                                  December 31,    December 31,
                                                      1999            1998
                                                  ------------    ------------

              Stockpiled Ore                         $2,862         $    -
              In-process                                836              -
              Materials and Supplies                  5,207            181
                                                     ------          -----
                                                     $8,905           $181
                                                     ======           ====


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

8.   Convertible Debentures
---------------------------

                                           Liability Component  Equity Component
                                           -------------------  ----------------

Upon issuance, August 1999                       $3,110              $1,045
Accretion                                            74                   -
                                               --------             -------

December 31, 1999                                $3,184              $1,045
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

The Company and Anvil will be required to make additional future payments to the consortium of banks, depending on the then current price of gold and the potential acquisition of reserves in Ghana outside of the region of BGL's mining interests. These additional payments are capped at $10 million in total. The gold price related payments are due as to 50% one year after closing and 50% at the earlier of production of gold ceasing or the second anniversary after closing. The Company is obligated to escrow the estimated payments six months and 18 months after closing, respectively. These payments are equal to the product (in U.S. dollars) of 183,333 and the amount, if any, that the average daily gold price (in U.S. dollars in the London Bullion Market Association p.m. gold fix) over the period from closing to the payment dates exceeds $255 per ounce. The Company has accrued $6.4 million in additional purchase price in the fourth quarter, based on its estimate that the gold price will average $290 per ounce for the remainder of the Bogoso mine life. The payment made on the first anniversary of the acquisition will be non-refundable and will be credited against any payment due on the second anniversary. The Company is depleting this amount on a units-of-production basis over production from proven and probable reserves.

The reserve acquisition linked payment will be triggered if minable reserves equivalent to 50,000 ounces of gold are acquired elsewhere in Ghana for processing at the Bogoso mill. In this case, Golden Star and Anvil will make an additional payment to the consortium of banks on the second anniversary of closing of $2.0 million, irrespective of the gold price, but subject to the $10 million cap.

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
                                                             =======

The Company and Anvil will also be required to pay the sellers an additional $5.0 million on the first anniversary of commencement of sulphide production at BGL. Due to the uncertain nature of this contingent consideration, no liability has been recorded as part of the purchase price allocation. This payment, if made, will be amortized over the life of the estimated sulphide reserves on a units-of-production basis.

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

                                                     (unaudited)                 (unaudited)
                                                 For the Year Ended          For the Year Ended
                                                  December 31, 1999           December 31, 1998
                                                  -----------------           -----------------
Revenue                                               $38,931                      $36,294
Net operating profit before abandonment and
     impairment of deferred exploration              $  2,909                    $  (8,903)
Abandonment and impairment of deferred
     exploration                                     $(23,933)                    $(16,600)
Net loss                                             $(22,666)                    $(26,215)
Net loss per share                                  $   (0.62)                   $   (0.71)

10.  Acquisition, Deferred Exploration and Development Costs
------------------------------------------------------------

                               Acquisition,                                                    Acquisition,
                               Deferred                                                        Deferred
                               Exploration                               Joint     Property    Exploration
                               and            Capitalized  Capitalized   Venture   Abandon-    and
                               Development    Exploration  Acquisition   Recov-    ments /     Development
                               Costs as at    Expenditures Expenditures  eries     Write-downs Costs as at
                               12/31/98       in 1999      in 1999       in 1999   in 1999     12/31/99 (5)
                               ============================================================================
                                                         In Thousands of Dollars
GUYANA (1)
   Eagle Mountain                $1,364       $      -     $      -        $ -      $     -    $  1,364
   Quartz Hill                    1,347              -            -          -       (1,347)          -
   Five Stars Gold                  819              9            -          -         (828)          -
   Other                             57            376            -          -         (310)        123
                               ----------------------------------------------------------------------------
Sub-total                         3,587            385            -          -       (2,485)      1,487
                               ----------------------------------------------------------------------------
SURINAME (1)
   Benzdorp / Lawa                3,352              -            -          -       (3,352)          -
   Gross Rosebel                 14,543            742            -       (372)           -      14,913
   Headley's Right of
    Exploration                     313              1            -          -         (314)          -
   Thunder Mountain                 456              1            -          -         (457)          -
   Saramacca                      1,973              2            -         (6)      (1,969)          -
   Sara Kreek                       588              -            -          -         (588)          -
   Tempati Reconnaissance           347              1            -          -         (348)          -
   Tapanahony Reconnaissance        234              -            -          -         (234)          -
   Kleine Saramacca                 107              -            -          -         (107)          -
   Lawa Antino                    2,109             36            -          -       (2,145)          -
   Ulemari Reconnaissance           237              -            -          -         (237)          -
   Other                            283            227            -          -         (298)        212
                               ----------------------------------------------------------------------------
Sub-total                        24,542          1,010            -       (378)     (10,049)     15,125
                               ----------------------------------------------------------------------------

FRENCH GUIANA (2)
(Guyanor Ressources S.A.)
   Dorlin                         2,363            796            -       (551)           -       2,608
   St-Elie                        2,377            209            -          -       (2,586)          -
   Yaou                           7,486            413            -       (266)           -       7,633
   Paul Isnard / Eau Blanche      4,650            796            -          -            -       5,446
   Paul Isnard Alluvials          1,987              -            -          -            -       1,987
   Dachine                        1,481            764            -       (525)           -       1,720
   Other                              -             51            -        (51)           -           -
                               ----------------------------------------------------------------------------
Sub-total                        20,344          3,029            -     (1,393)      (2,586)     19,394
                               ----------------------------------------------------------------------------

AFRICA
(Pan African
   Resources Corporation (3))
   Ivory Coast / Tanda            4,304            222            -          -       (2,845)      1,681
   Kenya / Ndori                  2,565             52            -          -       (2,617)          -

(Bogoso Gold Limited (4))
   Riyadh                             -              5           70          -            -          75
   Bogoso Sulfide                     -            160            -          -            -         160
                               ----------------------------------------------------------------------------
Sub-total                         6,869            439           70          -       (5,462)      1,916
                               ----------------------------------------------------------------------------
LATIN AMERICA (1)
   Brazil / Abacaxis              2,498            400            -          -       (2,898)          -
   Brazil / Other                   275             90            -          -         (365)          -
                               ----------------------------------------------------------------------------
Sub-total                         2,773            490            -          -       (3,263)          -
                               ----------------------------------------------------------------------------
OTHER                                88              -            -          -          (88)          -
                               ----------------------------------------------------------------------------
TOTAL                           $58,203         $5,353          $70    $(1,771)    $(23,933)    $37,922
                               ============================================================================

(1)  A division of the Company.
(2)  Approximately 71% owned by the Company.
(3)  A wholly-owned subsidiary of the Company.
(4)  A 70% owned subsidiary of the Company.
(5) Our holdings include ownership interests, royalty interests, leases, options and joint venture interests in varying percentages.


                               Acquisition,                                                    Acquisition,
                               Deferred                                                        Deferred
                               Exploration                                         Property    Exploration
                               and          Capitalized   Capitalized  Joint       Abandon-    and
                               Development  Exploration   Acquisition  Venture     ments /     Development
                               Costs as at  Expenditures  Expenditures Recoveries  Write-downs Costs as at
                               12/31/97     in 1998       in 1998      in 1998     in 1998     12/31/98 (4)
                               ============================================================================
                                                        In Thousands of Dollars
GUYANA (1)
   Eagle Mountain               $  1,136          $228         $  -         $ -        $  -      $ 1,364
   Quartz Hill                     1,347             -            -           -           -        1,347
   Mazaruni / Upper
       Mazaruni Diamond               (4)            -            -           -           4            -
   Five Stars Gold (Makapa)        3,684           501            -           -      (3,366)         819
   Five Stars Diamond              2,360           179            -           -      (2,539)           -
   BHP Gold Projects                 333            70            -         (65)       (338)           -
   Guyana Diamond Permits            109             -            -           -        (109)           -
   Other                             101           (10)           -           -         (34)          57
                               ----------------------------------------------------------------------------
Sub-total                          9,066           968            -         (65)     (6,382)       3,587
                               ----------------------------------------------------------------------------

SURINAME (1)
   Benzdorp / Lawa                 3,344             8            -           -           -        3,352
   Gross Rosebel                  13,892         1,275            -        (624)          -       14,543
   Headley's Right of
    Exploration                      311             2            -           -           -          313
   Thunder Mountain                  453             3            -           -           -          456
   Saramacca                       1,862           374            -        (263)          -        1,973
   Sara Kreek                        581             7            -           -           -          588
   Tempati Reconnaissance            344            19            -         (16)          -          347
   Tapanahony Reconnaissance         251             8            -         (25)          -          234
   Kleine Saramacca                  107             -            -           -           -          107
   Lawa Antino                     2,096            69            -         (56)          -        2,109
   Ulemari Reconnaissance            291          (54)            -           -           -          237
   Other                             (17)          300            -           -           -          283
                               ----------------------------------------------------------------------------
Sub-total                         23,515         2,011            -        (984)          -       24,542
                               ----------------------------------------------------------------------------

FRENCH GUIANA (2)
(Guyanor Ressources S.A.)
   Dorlin                          1,330         1,551            -        (518)          -        2,363
   St-Elie                         1,973           672            -        (268)          -        2,377
   Dieu-Merci                        382           644            -        (109)       (917)           -
   Yaou                            7,130           533            -        (177)          -        7,486
   Paul Isnard / Eau Blanche       3,629         1,139            -        (118)          -        4,650
   Paul Isnard Alluvials           1,987             -            -           -           -        1,987
   Dachine                         1,234           247            -           -           -        1,481
   Other                              81           (81)           -           -           -            -
                               ----------------------------------------------------------------------------
Sub-total                         17,746         4,705            -      (1,190)       (917)      20,344
                               ----------------------------------------------------------------------------

AFRICA (3)
(Pan African
   Resources Corporation)
   Ivory Coast / Comoe             2,092         2,212            -           -           -        4,304
   Kenya / Ndori                   1,677           888            -           -           -        2,565
   Burkina Faso                        8             -            -           -          (8)           -
                               ----------------------------------------------------------------------------
Sub-total                          3,777         3,100            -           -          (8)       6,869
                               ----------------------------------------------------------------------------

LATIN AMERICA (1)
   Brazil / Andorinhas             8,490           129          200           -      (8,819)           -
   Brazil / Abacaxis               2,096           352           50           -           -        2,498
   Brazil / Other                    189           387            -           -        (301)         275
   Bolivia / Other                   173             -            -           -        (173)           -
                               ----------------------------------------------------------------------------
Sub-total                         10,948           868          250           -      (9,293)       2,773
                               ----------------------------------------------------------------------------
OTHER                                108           (20)           -           -           -           88
                               ----------------------------------------------------------------------------
TOTAL                            $65,160       $11,632         $250     $(2,239)   $(16,600)     $58,203
                               ============================================================================

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

11.  Investment in Omai Gold Mines Limited
------------------------------------------

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

12.  Share Capital
------------------

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

Schedule of Stock Option Activity

                              Shares Under Option             Price (Cdn$)
                              -------------------             ------------
   Shares Under Option at
   December 31, 1996              2,884,231                $2.76 to $24.40

        Granted                   1,221,450                $3.40 to $18.50
        Exercised                   (97,833)                $2.76 to $9.25
        Canceled                    (50,500)               $7.63 to $16.20
                                    --------
   Shares Under Option at
   December 31, 1997              3,957,348                $3.40 to $24.40

        Granted                     209,500                 $1.55 to $6.65
        Exercised                   (73,460)                         $3.40
        Canceled                   (596,658)               $3.40 to $23.00
                                   ---------
   Shares Under Option at
   December 31, 1998              3,496,730                $1.55 to $24.40

        Granted                   2,012,750                 $1.05 to $1.55
        Exercised                   (17,500)                         $1.08
        Canceled                 (1,761,766)               $3.40 to $24.40
                                 -----------
   Shares Under Option at
   December 31, 1999               3,730,214                $1.05 to $3.40
                                   =========                ==============

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

13.  Income Taxes
-----------------

Losses carried forward for income tax purposes in Canada, approximating Cdn$41.2 million are available for the reduction of future years' taxable incomes. These losses expire as follows (in thousands):

                                         Cdn$
                                         ----

             2000                       $1,664
             2001                        1,702
             2002                        5,524
             2003                        7,016
             2004                        5,755
             2005                        9,752
             2006                        9,743
             ----                      -------
             Total                     $41,156
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

                                                         Net       Identifiable
                                      Revenues          (Loss)        Assets
                                      --------          ------        ------
1999
         South America                $    345       $(19,176)        $36,800
         Africa                         10,611         (1,508)         26,364
         Corporate                         298         (3,682)         11,188
--------------------------------------------------------------------------------
Total                                 $ 11,254       $(24,366)        $74,352
================================================================================

1998
         South America                 $     8       $(18,448)        $52,711
         Africa                              -             (6)          6,865
         Corporate                         627         (3,794)          9,021
--------------------------------------------------------------------------------
Total                                   $  635       $(22,248)        $68,597
================================================================================

1997
         South America                  $  539       $(16,833)        $64,702
         Africa                             71         (6,237)          3,936
         Corporate                       1,088         (3,514)         20,484
--------------------------------------------------------------------------------
Total                                   $1,698       $(26,584)        $89,122
================================================================================

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

Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                         For the Years Ended December 31,
                                                                    1999                1998               1997
                                                                  --------            --------           --------
Net loss under Cdn GAAP                                         $(24,366)           $(22,248)             $(26,584)
Net effect of the deferred exploration expenditures on loss
   for the period (a)                                             13,403               4,901                 1,189
Effect of capitalized acquisition costs net of related
   depletion (j)                                                  (1,233)                  -                     -
Other (c) (d) (e) (f) (h)                                            315                 814                    46
                                                                --------            --------              --------
Loss under US GAAP before minority interest                      (11,881)            (16,533)              (25,349)
Minority interest, as adjusted                                       546               1,138                (1,489)
                                                                --------            --------              --------
Net loss under US GAAP                                           (11,335)            (15,395)              (26,838)
Other comprehensive income foreign exchange gain (loss)(i)            10                 (26)                  (92)
                                                                --------            --------              --------
Comprehensive income                                            $(11,325)           $(15,421)             $(26,930)
                                                                ========            ========              ========
Basic and diluted Net loss per share under US GAAP              $  (0.35)           $  (0.51)             $  (0.94)
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

The effect of the differences in accounting under Cdn GAAP and US GAAP on the balance sheets and statements of cash flows are as follows:

Balance Sheet

                                            December 31, 1999                           December 31, 1998
                                            -----------------                           -----------------
                                      Cdn GAAP              US GAAP               Cdn GAAP              US GAAP
                                      --------              -------               --------              -------
Cash                                  $ 2,905                $ 2,905              $ 7,350              $  3,145
Short term investments                      -                      -                    -                 1,590
Other current assets                   11,052                 11,052                  866                   866
Restricted cash                         6,000                  6,000                    -                     -
Acquisition, deferred
   exploration and
   development (a)                     37,922                 11,302               58,203                18,183
Investment in OGML (c)                  1,023                      -                1,337                     -
Mining property (j)                    10,413                  9,180                    -                     -
Long-term investments                       -                      -                    -                 2,615
Other assets (j)                        5,037                  5,196                  841                   841
                                      --------               -------             --------              --------

Total Assets                          $74,352                $45,635              $68,597              $ 27,240
                                      =======                =======              =======              ========

Liabilities (e)                       $23,828                $24,799              $ 4,704              $  4,704
Minority interest (a)                  10,023                  9,690                5,422                 5,637
Share capital, net of stock
   option loans (g)                   161,547                157,932              155,151               152,360
Cumulative translation
   adjustments (b)                          -                  1,595                    -                 1,595
Accumulated comprehensive
   income (i)                               -                   (583)                   -                  (593)
Deficit (a) (b) (c) (d) (e)
(f) (g) (i) (j)                      (121,046)              (147,798)             (96,680)             (136,463)
                                     ---------              ---------             -------              --------

Total Liabilities and
   Shareholders' Equity               $74,352                $45,635              $68,597              $ 27,240
                                      =======                =======              =======              ========

(For items (a) to (j), see pages 83/84)

Under US GAAP, receivables would be separately disclosed as follows:


                                                      1999         1998
                                                      ----         ----
         Receivables from employees                 $  119         $ 55
         Receivables from joint venture partners       334           96
         Interest receivable                            16           72
         Trade receivables                           1,507          288
         Allowance for doubtful accounts                 -            -
                                                    ------         ----
                  Total Receivables                 $1,976         $511
                                                    ======         ====

Statement of Changes in Shareholders' Equity Under US GAAP

                                                                               (b)       (i) Accum.
                             Common Stock               Stock               Cumulative   Unrealized                Accum.
                              Number of     Share      Option              Translation    Gains on              Comprehensive
                                Shares     Capital      Loans  Warrants     Adjustment   Investments    Deficit    Income
                                ------     ------       -----  --------     ----------   -----------    -------    ------
Balance at December 31,      25,941,103   $127,080    $(4,012)   $  -       $1,595        $  -        $(94,229)   $(475)
   1996                                                                                      -

Shares Issued                 3,085,296     22,840          -       -            -           -               -        -
Shares Issued Under              97,833        235          -       -            -           -               -        -
Options
Shares Issued Under
   Warrants                     673,200      5,429          -       -            -           -               -        -
Issue Costs                           -       (457)         -       -            -           -               -        -
Stock Based Compensation
   Expense (d)                        -         83          -       -            -           -               -        -
Comprehensive Income (i)              -          -          -       -            -           -               -      (92)
Net Loss (a)(c)(d)(f)(h)(i)           -          -          -       -            -           -         (26,838)       -
                             ----------   --------    -------   -----       ------        ----        --------     ----
Balance at December 31,      29,797,432    155,210     (4,012)      -        1,595           -        (121,068)    (567)
   1997

Shares Issued                   421,357        987          -       -            -           -               -        -
Shares Issued under Options      73,460        175          -       -            -           -               -        -
Comprehensive
   Income (i)                         -          -          -       -            -           -               -      (26)
Net Loss (a)(c)(d)(f)(h)(i)                                         -               -        -         (15,395)       -
                             ----------   --------    -------   -----       ------        ----        --------     ----
Balance at December 31,      30,292,249    156,372     (4,012)      -        1,595           -        (136,463)    (593)
   1998

Shares Issued                 6,947,994      3,484          -       -            -           -               -        -
Shares Canceled                (679,012)    (3,312)         -       -            -           -               -        -
Shares Issued Under              17,500         12          -       -            -                           -        -
Options
Shares Issued Under
   Warrants                     365,000        255          -       -            -           -               -        -
Issue Costs                           -       (441)         -       -            -           -               -        -
Stock Based Compensation
   Expense (d)                        -         52          -       -            -           -               -        -
Warrants Issued                       -          -          -   1,510            -           -               -        -
Stock Option Loan
   Repayments /                                  -      4,012       -            -           -               -        -
Cancellations
Comprehensive Income (i)              -          -          -                    -           -               -       10
Net Loss (a)(c)(d)(e)(i)(j)           -          -          -       -            -           -         (11,335)       -
                             ----------   --------    -------  ------       ------        ----        --------     ----
Balance at December 31,      36,943,731   $156,422    $     -  $1,510       $1,595      $    -       $(147,798)   $(583)
                             ==========   ========    =======  ======       ======      ======       =========    =====
   1999

(For items (a) to (j), see pages 83/84)

Statements of Cash Flows Under US GAAP


Net Cash Provided By (Used In):            Operating Activities      Investing Activities       Financing Activities
                                           --------------------      --------------------       --------------------
                                           Cdn GAAP     US GAAP       Cdn GAAP     US GAAP       Cdn GAAP    US GAAP
For the Years Ended,
--------------------
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

Summarized below are the components of deferred taxes:

                                                          As of December 31,
                                                          ------------------
                                                          1999           1998
                                                          ----           ----

     Temporary differences relating to net assets:
          Other current assets                       $      62     $       62
          Property & equipment                             575            405
          Deferred exploration                          27,377         21,076
          Investment in OGML                             1,029          1,120
          Offering costs                                 1,324          1,103
     Tax loss and credit carryforwards                  18,775         10,201
                                                       -------        -------
     Gross deferred tax asset                           49,142         33,967
                                                       -------        -------
     Valuation allowance                               (49,142)       (33,967)
                                                       -------        -------
     Net deferred tax assets                         $       -     $        -
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

                                                 1999         1998       1997
                                                 ----         ----       ----
Net loss under US GAAP            As reported  $(11,335)   $ (15,395)  $(26,838)
                                  Pro forma    $(12,584)   $ (19,831)  $(32,384)
Net loss per share under US GAAP  As reported   $ (0.35)    $  (0.51)   $ (0.94)
                                  Pro forma     $ (0.39)    $  (0.66)   $ (1.12)

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

The fair value of each option grant is estimated on the date of grant for all plans using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                                                   1999
                          -----------------------------------------------------
                               GSR Plan        Guyanor Plan      PARC Plan
                          -----------------------------------------------------
Expected volatility             82.2%             90.3%             N/A
Risk-free interest rate     4.65% - 6.08%         5.15%             N/A
Expected lives                 5 years           5 years            N/A
Dividend yield                    0%                0%              N/A


                                                   1998
                          -----------------------------------------------------
                               GSR Plan        Guyanor Plan      PARC Plan
                          -----------------------------------------------------
Expected volatility             105.9%             N/A              N/A
Risk-free interest rate     4.37% to 5.70%         N/A              N/A
Expected lives                 5 years             N/A              N/A
Dividend yield                    0%               N/A              N/A


                                                   1997
                          -----------------------------------------------------
                               GSR Plan        Guyanor Plan      PARC Plan
                          -----------------------------------------------------
Expected volatility              79%               56%              81%
Risk-free interest rate     5.74% - 6.55%         5.92%        6.16% - 6.53%
Expected lives                 5 years           5 years          5 years
Dividend yield                    0%                0%               0%


The following tables summarize information about stock options under the GSR
Plan:

                                            1999                       1998                      1997
----------------------------------------------------------------------------------------------------------------
                                          Weighted-Average           Weighted-Average           Weighted-Average
                                   Shares  Exercise Price   Shares    Exercise Price   Shares    Exercise Price
GSR Plan                           (000)       (Cdn$)        (000)        (Cdn$)        (000)        (Cdn$)
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year     3,497     $10.40        3,957        $10.79        2,884        $13.07
Granted                              2,013     $ 1.42          210        $ 2.47        1,221        $ 5.08
Exercised                             (18)     $ 1.08          (73)       $ 3.40          (98)       $ 3.30
Forfeited                          (1,762)     $ 7.55         (597)       $15.27          (50)       $17.31
-------------------------------------------------------------------------------------------------------------------
Outstanding at end of year           3,730     $ 1.86        3,497        $10.40        3,957        $10.79
Options exercisable at year-end      3,127                   3,318                      3,353
Weighted-average fair value of
   options granted during the year             $ 1.86                      $1.90                     $ 5.08


                                        Options Outstanding                              Options Exercisable
-------------------------------------------------------------------------------------------------------------------

                           Number                                                     Number
      GSR Plan         Outstanding at     Weighted-Average   Weighted-Average     Exercisable at    Weighted-Average
 Range of Exercise      Dec. 31, 1999        Remaining        Exercise Price      Dec. 31, 1999      Exercise Price
   Prices (Cdn$)            (000)         Contractual Life        (Cdn$)              (000)              (Cdn$)
----------------------------------------------------------------------------------------------------------------------
   $1.00 to $1.15             174               9.22              $1.08                 130              $1.08
   $1.17 to $1.55             780               9.55              $1.36                 280              $1.36
   $1.65 to $1.80           2,337               6.12              $1.79               2,278              $1.79
   $3.40 to $6.65             439               7.76              $3.46                 439              $3.46
----------------------------------------------------------------------------------------------------------------------
                            3,730                                 $1.86               3,127



The following tables summarize information about stock options for the Guyanor plan:

                                           1999                         1998                         1997
---------------------------------------------------------------------------------------------------------------------
                                             Weighted-Average             Weighted-Average            Weighted-Average
                                    Shares    Exercise Price    Shares     Exercise Price    Shares    Exercise Price
Guyanor Plan                        (000)         (Cdn$)         (000)         (Cdn$)        (000)         (Cdn$)
------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year     3,035        $3.56           3,143        $3.60         2,726         $3.97
Granted                                181        $0.72               -          -             511         $1.64
Exercised                                -          -              (11)        $1.64           (40)        $2.68
Forfeited                                -          -              (97)        $5.07           (54)        $5.08
------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year           3,216        $3.40           3,035        $3.56         3,143         $3.60
Options exercisable at year-end      3,095                        3,035                      2,213
Weighted-average fair value of                                                  N/A
   options granted during the year                $0.72                                                    $1.64



                                        Options Outstanding                              Options Exercisable
------------------------------------------------------------------------------------------------------------------------
                           Number                                                     Number
    Guyanor Plan       Outstanding at     Weighted-Average   Weighted-Average     Exercisable at    Weighted-Average
 Range of Exercise      Dec. 31, 1999        Remaining        Exercise Price      Dec. 31, 1999      Exercise Price
   Prices (Cdn$)            (000)         Contractual Life        (Cdn$)              (000)              (Cdn$)
------------------------------------------------------------------------------------------------------------------------
   $0.72 to $1.64            661                 8.12             $  1.39                 540           $ 1.54
   $2.10 to $3.30          2,078                 5.28             $  2.52               2,078            $2.52
  $9.20 to $12.40            477                 6.59             $10.04                  477            $11.04
------------------------------------------------------------------------------------------------------------------------
                           3,216                                                        3,095


The following tables summarize information about stock options for the PARC plan:

                                             1999                         1998                         1997
------------------------------------------------------------------------------------------------------------------------
                                             Weighted-Average              Weighted-Average            Weighted-Average
                                   Shares     Exercise Price     Shares     Exercise Price    Shares    Exercise Price
PARC Plan                           (000)         (Cdn$)         (000)          (Cdn$)        (000)         (Cdn$)
------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       N/A         N/A             2,338        $0.90         2,357         $0.90
Granted                                N/A         N/A                 -          -              48         $0.69
Exercised                              N/A         N/A                 -                          0           -
Forfeited                              N/A         N/A           (2,338)        $0.90           (67)        $0.86
------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year             N/A         N/A                 -          -           2,338         $0.90
Options exercisable at year-end        N/A         N/A                 -                      1,765
Weighted-average  fair  value  of
   options   granted  during  the      N/A         N/A                           N/A                        $0.69
year


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


                                                       Operating           Net       Identifiable
                                                        Revenues          Loss          Assets
                                                        --------          ----          ------
1999
         South America                                  $   345        $ (9,381)        $12,038
         Africa                                          10,611           2,547          23,246
         Corporate                                          298          (4,501)         10,351
-----------------------------------------------------------------------------------------------------
Total                                                   $11,254        $(11,335)        $45,635
=====================================================================================================
1998
         South America                                  $     8        $ (8,626)        $18,520
         Africa                                               -          (3,002)          1,034
         Corporate                                          627          (3,767)          7,686
-----------------------------------------------------------------------------------------------------
Total                                                   $   635        $(15,395)        $27,240
=====================================================================================================
1997
         South America                                  $   539        $(21,500)        $22,666
         Africa                                              71          (2,876)          1,197
         Corporate                                        1,088          (2,462)         18,213
-----------------------------------------------------------------------------------------------------
Total                                                   $ 1,698        $(26,838)        $42,076
=====================================================================================================

16.  Related Parties
--------------------

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

                           Directors of the Registrant
                              (as of March 1, 2000)

The directors of the Company, their ages and their business experience and principal occupation during the past five years are:


    Name                 Age                          Office and Experience                           Director
    ----                 ---                          ---------------------                           --------
                                                                                                        since
                                                                                                        -----
JAMES E. ASKEW           51     Mr. Askew has been Managing Director and Chief Executive                1999
                                Officer of Black Range Minerals NL since November 1999. He also serves as a director of Ausdrill Limited, Semafo Ltd.
                                and Nord Resources Corp. Prior thereto, Mr. Askew was
                                President and Chief Executive Officer of the Company from
                                March 1999 to October 1999 and President and Chief Executive
                                Officer of Rayrock Resources Inc. from September 1998 to
                                March 1999. Mr. Askew has also been President and Chairman of International Mining and Finance Company since 1997. From
                                1986 to 1996, Mr. Askew was President and Chief Executive
                                Officer of Golden Shamrock Mines Ltd.

DAVID K. FAGIN           61     Mr. Fagin currently serves as a director on the boards of               1992
                                Western Exploration and Development Ltd. and Dayton Mining
                                Company, and of various public mutual funds of T. Rowe Price
                                Associates, Inc. Mr. Fagin was Chairman and Chief Executive
                                Officer of Western Exploration from July 1997 to January
                                2000. Prior thereto, Mr. Fagin was Chairman and Chief
                                Executive Officer of the Company from May 1992 until May 1996 and Chairman of the Board from May 1996 until December 31, 1997.

ERNEST C. MERCIER        67     Mr. Mercier currently serves as Chairman of the Board of                1995
                                Oxford Properties Group Inc. and as a director of Cascade
                                Corporation and Camvec Ltd. Mr. Mercier retired as Executive
                                Vice President, Corporate & Investment Banking and as
                                Co-Chairman, Toronto-Dominion Securities Inc. in 1993.

JOHN W. SABINE           54     Mr. Sabine has been a partner at the law firm of Donahue &              1999
                                Partners in Toronto since January 2000. Prior thereto, he
                                was the managing partner and a member of the corporate and securities group of the law of firm Bennett Jones in Toronto from April 1995. Previously, Mr. Sabine was the President
                                and Chief Executive Officer of Arbor Memorial Services Inc.
                                from October 1992 to March 1995.

ROBERT R. STONE          56     Mr. Stone has been non-executive Chairman of the Company                1997
                                since June 1999. He also serves as a director of Boliden
                                Limited, Manhattan Minerals Corp. (Chairman), United Bolero
                                Development Corp., TVI Pacific Inc. and Mainsborne
                                Communications International Inc. (Chairman). Prior thereto,
                                Mr. Stone was employed from 1973 until 1997 by Cominco Ltd., most recently as Vice-President, Finance, Chief Financial Officer and Director. Mr. Stone retired from Cominco Ltd. in 1997.

                               EXECUTIVE OFFICERS

                      Executive Officers of the Registrant
                      ------------------------------------
                              (as of March 1, 2000)

The executive officers of the Company, their ages and their business experience and principal occupation during the past five years are:


      Name                 Age                            Office and Experience                           Officer
      ----                 ---                            ---------------------                           -------
                                                                                                           Since
                                                                                                           -----
CARLOS H. BERTONI          48     President of Guyanor Ressources S.A. since December 1998; Vice           1993
                                  President, Exploration of the Company since 1993.

PETER J. BRADFORD          41     President and Chief Executive Officer of the Company since               1999
                                  November 1999. Mr. Bradford has also been a director of
                                  Anvil Mining N.L. since 1998; prior thereto, Managing
                                  Director of Anvil Mining from May 1998 to October 1999;
                                  Managing Director of Strategic Planning & New Business of
                                  Ashanti Goldfields Company Ltd. from October 1996 to April
                                  1998; General Manager West Africa of Golden Shamrock Mines
                                  Ltd. from 1991 to 1996.

RICHARD Q. GRAY            41     Vice President, Ghana of the Company since January 2000 and              2000
                                  Managing Director of Bogoso Gold Limited since November
                                  1999; from March 1998 to October 1999, General Manager of
                                  Bogoso Gold Mine; from April 1996 to February 1998,
                                  Operations Director of Gencor International Gold; prior
                                  thereto, held various positions from 1983 to 1996 for Gencor
                                  Ltd. including Manager of Mining at Oryx Gold Mine.

ALLAN J. MARTER            52     Vice President and Chief Financial Officer of the Company                1999
                                  since November 1999; from 1996 to 1999, principal of Waiata
                                  Resources, Littleton (Mining financial advisory services);
                                  from 1992 to 1996, Director of Endeavour Financial Inc.,
                                  Denver (Mining financial advisory services.)

LOUIS O. PELOQUIN          42     Vice President, General Counsel and Secretary of the Company             1993
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

                           SUMMARY COMPENSATION TABLE


---------------------------------------------------------------------------------------------------------------------
                                      Annual Compensation           Long-Term Compensation (1)
                               --------------------------------------------------------------------------------------
                                                                              Awards
                                                                  ===================================================
                                                                    Number of
                                                                    Securities       Number of
                                                                    Underlying       Securities
                                                        Other        Options         Underlying
                                                        Annual       Granted          Options
                                 Salary      Bonus     Compen-        By the         Granted by         All Other
Name and Principal               (US$)       (US$)      sation       Company           Guyanor         Compensation
Position                Year      (2)         (3)       (US$)         (#)(6)             (#)              (US$)
---------------------------------------------------------------------------------------------------------------------
Peter Bradford          1999     119,167         0          (4)          600,000               0           0
President and Chief                 (10)
Executive Officer (7)
---------------------------------------------------------------------------------------------------------------------
James  Askew            1999     132,052         0          (4)          250,000 (11)      5,000       1,580 (14)
President and Chief
Executive Officer (7)
---------------------------------------------------------------------------------------------------------------------
Pierre Gousseland       1999      24,229         0         N/A            74,000 (12)     10,000 (13)      0
Chairman and Chief      1998      33,600         0         N/A            50,000               0           0
Executive Officer (8)
---------------------------------------------------------------------------------------------------------------------
Louis Peloquin          1999     151,669    25,000          (4)          144,000 (12)     10,000       5,704 (15)
Vice-President,         1998     160,000         0          (4)                0               0       6,421
General Counsel and     1997     160,000    10,000          (4)           40,000          20,000       5,424
Secretary
---------------------------------------------------------------------------------------------------------------------
Hilbert Shields         1999     146,667         0          (4)          120,000 (12)     10,000       4,718 (16)
Vice President,         1998     190,000         0          (4)                0               0       5,040
Guyana                  1997     190,000         0          (4)           35,000          18,000           0

---------------------------------------------------------------------------------------------------------------------
Carlos Bertoni          1999     125,000         0          (4)          140,000 (12)     10,000       4,625 (17)
Vice President,         1998     190,000         0          (4)                0               0       5,220
Exploration             1997     190,000         0          (4)           35,000          18,000           0

---------------------------------------------------------------------------------------------------------------------
Richard Winters Vice    1999     119,816         0    1,089 (5)          153,024 (12)     10,000      63,928 (18)
President, Corporate    1998     120,000    40,000    4,184 (5)                0               0       3,002
Development (9)         1997     121,613    10,000    4,184 (5)           40,000          20,000         886
---------------------------------------------------------------------------------------------------------------------
Gordon Bell             1999     111,083         0          (4)          256,000 (12)     10,000      95,447 (19)
Vice-President and      1998     186,500         0          (4)                0               0       6,202
Chief Financial         1997     186,500    10,000          (4)           40,000          20,000       4,016
Officer (9)
---------------------------------------------------------------------------------------------------------------------

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

Stock Option Grants

                        OPTION GRANTS IN LAST FISCAL YEAR
                       (all $ amounts in Canadian dollars)


----------------------------------------------------------------------------------------------------------------------
                                                                                            Potential Realizable
                                                                                           Value at Assumed Annual
                                                                                           Rates of Stock Price
                                  Individual Grants                                           Appreciation for
                                                                                                 Option Term
----------------------------------------------------------------------------------------------------------------------
                           Number of
                          Securities        % of Total
                          Underlying      Options Granted   Exercise or
                           Options        to Employees in    Base Price   Expiration
         Name             Granted (#)     Fiscal Year (4)     ($/Sh)         Date           5% ($)          10% ($)
----------------------------------------------------------------------------------------------------------------------
Peter Bradford
   Company                  600,000           26.0%            1.34        10/5/09         461,884        1,120,085
----------------------------------------------------------------------------------------------------------------------
James Askew
   Company                250,000 (1)         10.9%            1.80         3/8/09         77,452          351,702
   Guyanor                   5,000             (5)             0.45        6/15/09          1,318           3,174
----------------------------------------------------------------------------------------------------------------------
Pierre Gousseland
   Company                 64,000 (2)        2.8% (5)          1.80        6/15/01            0               0
                            10,000           0.4% (5)          1.08        6/15/01          4,194           5,656
   Guyanor                  10,000             (5)             0.45        6/15/09          2,636           6,347
----------------------------------------------------------------------------------------------------------------------
Louis Peloquin
   Company                144,000 (2)          6.3%            1.80          (3)            4,088          56,114
   Guyanor                  10,000             5.5%            0.72        4/21/09            0             3,647
----------------------------------------------------------------------------------------------------------------------
Hilbert Shields
   Company                120,000 (2)          5.2%            1.80          (3)            3,633          52,510
   Guyanor                  10,000             5.5%            0.72        4/21/09            0             3,647
----------------------------------------------------------------------------------------------------------------------
Carlos Bertoni
   Company                140,000 (2)          6.1%            1.80          (3)            3,633          52,510
   Guyanor                  10,000             5.5%            0.72        4/21/09            0             3,647
----------------------------------------------------------------------------------------------------------------------
Richard Winters
   Company                103,024 (2)          4.5%            1.80          (3)            4,250          43,782
                            50,000             2.2%            1.65       (10/21/09)       22,990          77,840
   Guyanor                  10,000             5.5%            0.72       (4/21/09)           0             3,647
----------------------------------------------------------------------------------------------------------------------
Gordon Bell
   Company                256,000 (2)         11.1%            1.80        8/31/01            0               0
   Guyanor                  10,000             5.5%            0.72        8/31/01            0               0
----------------------------------------------------------------------------------------------------------------------

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

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


-----------------------------------------------------------------------------------------------------------------------------
                               Common
                               Shares                                                              Value of Unexercised
                             Acquired on                           Number of Securities           In-the-money Options at
                              Exercise      Value Realized    Underlying Unexercised Options       Fiscal Year End (Cdn$)
           Name                  (#)             (Cdn$)             at Fiscal Year End                     (2)

                                                              ===============================================================
                                                                Exercisable     Un-exercisable  Exercisable   Un-exercisable
-----------------------------------------------------------------------------------------------------------------------------
Peter Bradford
       Company                    0               N/A                  200,000        400,000         4,000          8,000
       Guyanor                    0               N/A                        0              0             0              0
-----------------------------------------------------------------------------------------------------------------------------
James Askew
       Company                    0               N/A                  250,000             0              0              0
       Guyanor                    0               N/A                    5,000             0              0              0
-----------------------------------------------------------------------------------------------------------------------------
Pierre Gousseland
       Company                    0               N/A                  114,000             0          2,800              0
       Guyanor                    0               N/A                   90,000             0              0              0
-----------------------------------------------------------------------------------------------------------------------------
Louis Peloquin
       Company                    0               N/A              144,000 (1)             0              0              0
       Guyanor                    0               N/A                  120,000             0              0              0
-----------------------------------------------------------------------------------------------------------------------------
Hilbert Shields
       Company                    0               N/A              120,000 (1)             0              0              0
       Guyanor                    0               N/A                  118,000             0              0              0
-----------------------------------------------------------------------------------------------------------------------------
Carlos Bertoni
       Company                    0               N/A              140,000 (1)             0              0              0
       Guyanor                    0               N/A                  428,000             0              0              0
-----------------------------------------------------------------------------------------------------------------------------
Richard Winters
       Company                    0               N/A                  123,024        30,000              0              0
       Guyanor                    0               N/A                   68,051             0              0              0
-----------------------------------------------------------------------------------------------------------------------------
Gordon Bell
       Company                    0               N/A              256,000 (1)             0              0              0
       Guyanor                    0               N/A                  143,051             0              0              0
-----------------------------------------------------------------------------------------------------------------------------

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

                           TEN-YEAR OPTION REPRICINGS


-------------------------------------------------------------------------------------------------------------------------
                                 Number of                                                     New          Length of
                                Securities     Market Price    Exercise Price               Number of       Original
                                Underlying      of Stock at      at Time of        New      Securities     Option Term
                                  Options         Time of       Repricing or     Exercise   Underlying     Remaining at
                                Repriced or    Repricing or       Amendment       Price       Options        Date of
       Name           Date        Amended        Amendment         (Cdn$)         (Cdn$)        (#)        Repricing or
                                    (#)           (Cdn$)                                                    Amendment

-------------------------------------------------------------------------------------------------------------------------
 Louis Peloquin      1/15/99          50,000             1.80            13.05        1.80     40,000     4 yrs 5 mths
                                      25,000             1.80            16.20        1.80     20,000     5 yrs 8 mths
                                      40,000             1.80             7.63        1.80     32,000     6 yrs 11 mths
                                      25,000             1.80            18.45        1.80     20,000     7 yrs 11 mths
                                      40,000             1.80             3.40        1.80     32,000     8 yrs 11 mths

-------------------------------------------------------------------------------------------------------------------------
 Hilbert Shields     1/15/99          25,000             1.80            12.15        1.80     20,000     4 yrs 9 mths
                                      25,000             1.80            16.20        1.80     20,000     5 yrs 8 mths
                                      40,000             1.80             7.63        1.80     32,000     6 yrs 11 mths
                                      25,000             1.80            18.45        1.80     20,000     7 yrs 11 mths
                                      35,000             1.80             3.40        1.80     28,000     8 yrs 11 mths

-------------------------------------------------------------------------------------------------------------------------
 Carlos Bertoni      1/15/99          25,000             1.80             5.50        1.80     20,000     3 yrs 11 mths
                                      25,000             1.80            12.15        1.80     20,000     4 yrs 9 mths
                                      25,000             1.80            16.20        1.80     20,000     5 yrs 8 mths
                                      40,000             1.80             7.63        1.80     32,000     6 yrs 11 mths
                                      25,000             1.80            18.45        1.80     20,000     7 yrs 11 mths
                                      35,000             1.80             3.40        1.80     28,000     8 yrs 11 mths
-------------------------------------------------------------------------------------------------------------------------
 Richard Winters     1/15/99          21,780             1.80             9.13        1.80     17,424     6 yrs 7 mths
                                      33,000             1.80             7.63        1.80     26,400     6 yrs 11 mths
                                      34,000             1.80            18.45        1.80     27,200     7 yrs 11 mths
                                      40,000             1.80             3.40        1.80     32,000     8 yrs 11 mths
-------------------------------------------------------------------------------------------------------------------------
 Gordon Bell         1/15/99         250,000             1.80             6.38        1.80    200,000     6 yrs 10 mths
                                      30,000             1.80            18.45        1.80     24,000     7 yrs 11 mths
                                      40,000             1.80             3.40        1.80     32,000     8 yrs 11 mths
-------------------------------------------------------------------------------------------------------------------------

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

If Mr. Bradford' s employment is terminated as a result of a change in control of the Company, the Company shall pay in cash to Mr. Bradford in a lump sum at the time of termination a sum equal to 24 months of salary and benefits. A change in control includes: (i) the acquisition by any person of a sufficient number of the outstanding voting securities of the Company to materially affect the control of the Company; (ii) a majority of the board of Directors of the Company shall be individuals who are not nominated by the Board of Directors of the Company; (iii) the Company is merged or consolidated with any person (and the Company is not the surviving corporation); (iv) all or substantially all of the assets of the Company are acquired by another person; or (v) Mr. Bradford's office, station or duties are materially reduced or adversely changed as a result of the occurrence of one of the events mentioned above in this paragraph in (i), (ii), (iii) and (iv).

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

Attendance fees

The Company pays the following fees for attending a meeting in person or by telephone:

     .    $1,500 to its non-executive Chairman for attending a Board meeting;
     .    $750 to its non-executive directors for attending a Board meeting;
     .    $500 to its non-executive directors for attending a committee meeting.

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

                                         Number of                           Total Beneficially
                                       Common Shares                         Owned and Right to
Name of Beneficial Owner and            Beneficially     Right to Acquire      Acquire Common       Percent of Common
Address if required                        Owned           Common Shares           Shares                 Shares
-------------------------------------------------------------------------------------------------------------------------
Snyder Capital Management Inc.           4,934,786                797,500       7,518,000 (1)                    20.3%
350 California Street, Suite 1460                               1,785,714
San Francisco, CA 94104
-------------------------------------------------------------------------------------------------------------------------
David M. Knott                               0                    480,000       3,908,571 (1)                    10.5%
485 Underhill Boulevard                                         3,428,571
Suite 205
Syosset, New York 11791
-------------------------------------------------------------------------------------------------------------------------
David Fagin                               579,987                 379,400              959,387                    2.6%
-------------------------------------------------------------------------------------------------------------------------
James Askew                               205,000                 250,000              455,000                    *
-------------------------------------------------------------------------------------------------------------------------
Gordon Bell                                13,904                 256,000              269,904                    *
-------------------------------------------------------------------------------------------------------------------------
Peter Bradford                              -0-                   200,000              200,000                    *
-------------------------------------------------------------------------------------------------------------------------
Carlos Bertoni                             39,156                 140,000              179,156                    *
-------------------------------------------------------------------------------------------------------------------------
Louis Peloquin                              -0-                   144,000              144,000                    *
-------------------------------------------------------------------------------------------------------------------------
Richard Winters                            16,854                 123,024              139,878                    *
-------------------------------------------------------------------------------------------------------------------------
Hilbert Shields                            11,056                 120,000              131,056                    *
-------------------------------------------------------------------------------------------------------------------------
Pierre Gousseland                          3,040                  114,000              117,040
-------------------------------------------------------------------------------------------------------------------------
Robert Stone                               5,000                   69,500               74,500                    *
-------------------------------------------------------------------------------------------------------------------------
Ernest Mercier                             3,300                   62,000               65,300                    *
-------------------------------------------------------------------------------------------------------------------------
John Sabine                                 -0-                    40,000               40,000                    *
-------------------------------------------------------------------------------------------------------------------------
Directors and Executive Officers as       882,297               2,049,924            2,932,221                    7.9 %
a group (2)
-------------------------------------------------------------------------------------------------------------------------

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

             TABLE OF INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS UNDER SECURITIES PURCHASE PROGRAMS

-------------------------------------------------------------------------------------------------------------------------------

                                              Largest Amount                            Financially Assisted
                                          Outstanding During the         Amount         Securities Purchases
                           Involvement     Financial Year Ended    Outstanding as at    During the Financial
   Name and Principal      of Issuer or    Dec. 31, 1999 (Cdn$)      March 1, 2000           Year Ended         Security for
        Position            Subsidiary                                   (Cdn$)          Dec. 31, 1999 (#)      Indebtedness
-------------------------------------------------------------------------------------------------------------------------------
Richard Winters               Lender              102,439                  0                     0              Common Shares
Vice-President,
Corporate
Development
-------------------------------------------------------------------------------------------------------------------------------

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

   TABLE OF INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS
                  OTHER THAN UNDER SECURITIES PURCHASE PROGRAMS

--------------------------------------------------------------------------------------------------------------------------------

                                                                       Largest Amount Outstanding
                                                                        During the Financial Year    Amount Outstanding as at
                                            Involvement of issuer or     Ended December 31, 1999           March 1, 2000
       Name and Principal Position                 Subsidiary                     (US$)                        (US$)
--------------------------------------------------------------------------------------------------------------------------------
Louis Peloquin (1)                                   Lender                      16,860                       16,929
Vice-President, General Counsel and
Secretary
--------------------------------------------------------------------------------------------------------------------------------
David Fagin (2)                                      Lender                      667,699                         0
Director
--------------------------------------------------------------------------------------------------------------------------------

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------- ---------------------------------------------------------------

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

                           GOLDEN STAR RESOURCES LTD.
                                   Registrant

              By:          /s/ Peter J. Bradford
                       -------------------------------------------
                           Peter J. Bradford
                           President and Chief Executive Officer

              Date:        March 24, 2000
                       -------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:          /s/ Peter J. Bradford                      By:         /s/ Allan J. Marter
         --------------------------------------                 ------------------------------------------
Name:        PeterJ. Bradford                           Name:       Allan J. Marter
         --------------------------------------                 ------------------------------------------
Title:       President and CEO                          Title:  Vice-President and Chief Financial Officer
         --------------------------------------                 ------------------------------------------
Date:        March 24, 2000                             Date:       March 24, 2000
         --------------------------------------                 ------------------------------------------

By:          /s/ James E. Askew                         By:         /s/ David K. Fagin
         --------------------------------------                 ------------------------------------------
Name:        James E. Askew                             Name:       David K. Fagin
         --------------------------------------                 ------------------------------------------
Title:       Director                                   Title:      Director
         --------------------------------------                 ------------------------------------------
Date:        March 24, 2000                             Date:       March 24, 2000
         --------------------------------------                 ------------------------------------------

By:          /s/ Ernest C. Mercier                      By:         /s/ John W. Sabine
         --------------------------------------                 ------------------------------------------
Name:        Ernest C. Mercier                          Name:       John W. Sabine
         --------------------------------------                 ------------------------------------------
Title:       Director                                   Title:      Director
         --------------------------------------                 ------------------------------------------
Date:        March 24, 2000                             Date:       March 24, 2000
         --------------------------------------                 ------------------------------------------

By:          /s/ Robert R. Stone
         --------------------------------------
Name:        Robert R. Stone
         --------------------------------------
Title:       Director
         --------------------------------------
Date:        March 24, 2000
         --------------------------------------