Form 10-Q/A
period 2000-03-31
GOLDEN STAR RESOURCES LTD
filed 2000-07-10
CIK 903571

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 ------------
                                 FORM 10-Q/A1
                                 ------------

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

                           GOLDEN STAR RESOURCES LTD.

                                     INDEX

Part I    Financial Information
          Item 1.    Financial Statements..................................................... 3

          Item 2.    Management's Discussion and Analysis of Financial Condition,
                     Results of Operations and Recent Developments............................ 11

          Item 3.    Quantitative and Qualitative Disclosures about Market Risk............... 14

Part II   Other Information

          Item 1.    Legal Proceedings........................................................ 15

          Item 6.    Exhibits and Reports on Form 8-K......................................... 15

Signatures.................................................................................... 16

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

                        Part I - Financial Information

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                          GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)
                                  (Unaudited)
-_______________________________________________________________________________

                                                                                                  As of             As of
                                                                                                March 31,         December 31,
                                                                                                  2000              1999
                                                                                                --------          -----------
ASSETS

CURRENT ASSETS
     Cash and short-term investments                                                            $   2,384            $   2,905
     Accounts receivable                                                                            1,293                1,976
     Inventories (Note 3)                                                                           9,708                8,905
     Other assets                                                                                     174                  171
                                                                                                ---------            ---------
       Total Current Assets                                                                        13,559               13,957

RESTRICTED CASH (Note 9)                                                                            6,000                6,000
NOTE RECEIVABLE                                                                                     3,934                3,784
ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 4)                                   39,317               37,922
INVESTMENT IN OMAI GOLD MINES LIMITED                                                                 992                1,023
MINING PROPERTIES (Net of accumulated depreciation of $4,753 and $2,777, respectively)              8,475               10,413
FIXED ASSETS (Net of accumulated depreciation of $2,648 and $2,587, respectively)                   1,796                1,175
OTHER ASSETS                                                                                           80                   78
                                                                                                ---------            ---------
               Total Assets                                                                     $  74,153            $  74,352
                                                                                                =========            =========

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                                   $   4,063            $   4,414
     Accrued wages and payroll taxes                                                                  261                  315
     Current portion of amount payable to financial institutions                                    3,208                3,208
                                                                                                ---------            ---------
          Total Current Liabilities                                                                 7,532                7,937

LONG-TERM DEBT                                                                                      2,188                2,254
AMOUNT PAYABLE TO FINANCIAL INSTITUTIONS                                                            3,708                3,708
CONVERTIBLE DEBENTURES (Note 5)                                                                     3,022                3,184
ENVIRONMENTAL REHABILITATION LIABILITY (Note 9)                                                     6,549                6,721
OTHER LIABILITIES                                                                                      24                   24
                                                                                                ---------            ---------
       Total Liabilities                                                                           23,023               23,828

MINORITY INTEREST                                                                                  10,314               10,023

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 6)                                                                            160,887              160,502
      Common shares, without par value, unlimited shares authorized.  Shares issued and outstanding:  March 31, 2000 - 37,548,988; December 31, 1999 - 36,943,731
Equity component of convertible debentures (Note 5)                                                 1,045                1,045

DEFICIT                                                                                          (121,116)            (121,046)
                                                                                                ---------            ---------
       Total Shareholders' Equity                                                                  40,816               40,501
                                                                                                ---------            ---------
               Total Liabilities and Shareholders' Equity                                       $  74,153            $  74,352
                                                                                                =========            =========

  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      (Stated in thousands of United States Dollars except share amounts)
                                  (Unaudited)
________________________________________________________________________________

                                                                        Three Months Ended   Three Months Ended
                                                                          March 31, 2000       March 31, 1999
                                                                        -------------------  -------------------
REVENUE
   Gold sales                                                                       $8,693               $    -
   Interest and other                                                                  298                  166
                                                                                    ------               ------
                                                                                     8,991                  166
                                                                                    ------               ------

COSTS AND EXPENSES
   Mining operations                                                                 5,518                    -
   Depreciation, depletion and amortization                                          2,164                   54
   Exploration expense                                                                 360                   47
   General and administrative                                                          550                  698
   Gain on disposal of assets                                                          (33)                   -
   Interest expense                                                                    257                    6
   Foreign exchange loss (gain)                                                          3                  (22)
                                                                                    ------               ------
                                                                                     8,819                  783
                                                                                    ------               ------

INCOME/(LOSS) BEFORE THE UNDERNOTED                                                    172                 (617)

Omai preferred share redemption premium                                                 36                  225
                                                                                    ------               ------
Income/(Loss) before minority interest                                                 208                 (392)
Minority interest                                                                     (278)                 119
                                                                                    ------               ------

NET LOSS                                                                            $  (70)              $ (273)
                                                                                    ======               ======

BASIC AND DILUTED NET LOSS PER SHARE                                                $(0.00)              $(0.01)
                                                                                    ======               ======

Weighted Average Shares Outstanding                                                   37.4                 30.2
(in millions of shares)                                                             ======               ======


  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Stated in thousands of United States Dollars)
                                  (Unaudited)

                                                                              Three Months Ended   Three Months Ended
                                                                                March 31, 2000       March 31, 1999
                                                                                --------------       --------------

Operating Activities:
Net loss                                                                                 $   (70)             $  (273)

Reconciliation of net loss to net cash used in operating activities:
Depreciation, depletion and amortization                                                   2,164                   54
Accretion of equity component of convertible debentures                                       52                    -
Premium on Omai preferred share redemption                                                   (36)                (226)
Gain on disposal of assets                                                                   (33)                   -
Minority interest                                                                            278                 (119)
Expenditures incurred for reclamation                                                       (172)                   -
Changes in non-cash operating working capital
   Accounts receivable                                                                       683                    5
   Inventories                                                                              (803)                   9
   Accounts payable and accrued liabilities                                                 (351)                (346)
   Accrued wages and payroll taxes                                                           (54)                 (55)
   Other current assets                                                                       (3)                  83
                                                                                         -------              -------
Total changes in non-cash operating working capital                                         (528)                (304)
                                                                                         -------              -------
       Net Cash Provided by (Used in) Operating Activities                                 1,655                 (868)
                                                                                         -------              -------

Investing Activities:
Expenditures on mineral properties, net of joint venture recoveries                       (1,466)              (1,324)
Expenditures on mining property                                                              (38)                   -
Equipment purchases                                                                         (841)                   -
Omai preferred share redemption                                                               66                  413
Proceeds from sale of equipment                                                               39                    -
Other                                                                                          -                   19
                                                                                         -------              -------
       Net Cash Used in Investing Activities                                              (2,240)                (892)
                                                                                         -------              -------

Financing Activities:
Repayment of long-term debt                                                                  (66)                (413)
Issuance of share capital, net of issue costs                                                131                    -
Other                                                                                         (1)                 (19)
                                                                                         -------              -------
   Net Cash Provided by (Used in) Financing Activities                                        64                 (432)
                                                                                         -------              -------

Decrease in cash and short-term investments                                                 (521)              (2,192)
Cash and short-term investments, beginning of period                                       2,905                7,350
                                                                                         -------              -------
Cash and short-term investments, end of period                                           $ 2,384              $ 5,158
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
                                                  ======            ======

(4)  ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS
     -------------------------------------------------------

                                 Acquisition,                                                                Acquisition,
                                 Deferred                                                       Property     Deferred
                                 Exploration and                                                 Abandon-    Exploration and
                                 Development           Capitalized   Capitalized     Joint        ments/     Development Costs
                                 Costs as at           Exploration   Acquisition    Venture       Write-     as at
                                 Dec. 31, 1999        Expenditures  Expenditures   Recoveries     downs      March 31, 2000
                                 =============================================================================================
GUYANA
   Eagle Mountain                        $ 1,364            $    -         $ -          $   -       $ -             $ 1,364
   Other                                     123                 2           -              -         -                 125
                                 ---------------------------------------------------------------------------------------------
Sub-total                                  1,487                 2           -              -         -               1,489
                                 ---------------------------------------------------------------------------------------------
SURINAME
   Gross Rosebel                          14,913               304           -           (183)        -              15,034
   Other                                     212                46           -              -         -                 258
                                 ---------------------------------------------------------------------------------------------
Sub-total                                 15,125               350           -           (183)        -              15,292
                                 ---------------------------------------------------------------------------------------------
FRENCH GUIANA
(Guyanor Ressources S.A.)
   Dorlin                                  2,608               101           -            (54)        -               2,655
   Yaou                                    7,633                43           -            (23)        -               7,653
   Paul Isnard / Eau Blanche               5,446               140           -              -         -               5,586
   Paul Isnard Alluvials                   1,987                 -           -              -         -               1,987
   Dachine                                 1,720               339           -           (324)        -               1,735
                                 ---------------------------------------------------------------------------------------------
Sub-total                                 19,394               623           -           (401)        -              19,616
                                 ---------------------------------------------------------------------------------------------
AFRICA
(Pan African Resources
 Corporation)
   Ivory Coast / Tanda                     1,681                 -           -              -         -               1,681
(Bogoso Gold Limited)
   Riyadh                                     75                21           -              -         -                  96
   Bogoso Sulfide                            160               983           -              -         -               1,143
                                 ---------------------------------------------------------------------------------------------
Sub-total                                  1,916             1,004           -              -         -               2,920
                                 ---------------------------------------------------------------------------------------------
OTHER                                          -                 -           -              -         -                   -
                                 ---------------------------------------------------------------------------------------------
TOTAL                                    $37,922            $1,979         $ -          $(584)      $ -             $39,317
                                 =============================================================================================

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

Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                                For the three months ended
                                                                          March 31, 2000           March 31, 1999
                                                                          --------------           --------------
Net loss under Canadian GAAP                                                     $   (70)               $  (273)
Net effect of the deferred exploration expenditures on loss
 for the period (a)                                                               (1,394)                (1,418)

Effect of capitalized acquisition costs net of related
 depletion (j)                                                                       234                      -

Other (c) (d) (e)                                                                     67                    167
                                                                                 -------                -------
Loss under US GAAP before minority interest                                       (1,163)                (1,524)
Minority interest                                                                    366                    165
                                                                                 -------                -------
Net loss under US GAAP                                                              (797)                (1,359)
Other comprehensive income foreign exchange gain (i)                                   5                     22
                                                                                 -------                -------
Comprehensive income                                                             $  (792)               $(1,337)
                                                                                 =======                =======
Basic and diluted Net loss per share under US GAAP                               $ (0.02)               $ (0.04)
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
                                                       =========   =========     =========    =========

Statements of Cash Flows

Net cash Provided By (Used In):
                                      Operating Activities   Investing Activities    Financing Activities
                                      --------------------   ----------------------  ----------------------
                                      Cdn GAAP    U.S. GAAP   Cdn GAAP    U.S. GAAP   Cdn GAAP    U.S. GAAP

For the three months ended
   March 31, 2000                      $1,655     $   302     $(2,240)     $ (887)      $  64       $  64
For the three months ended
   March 31, 1999                      $ (868)    $(1,873)    $  (892)     $1,328       $(432)      $(432)

The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (e).

Operations by geographic area under US GAAP:

                                      Operating Revenues            Net Loss             Identifiable Assets
                                      ------------------            --------             -------------------
For the three months ended
 March 31, 2000
   South America                             $    5                 $  (642)                    $11,842
   Africa                                     8,946                      87                      21,888
   Corporate                                     40                    (242)                     10,567
                                             ------                 -------                     -------
                                             $8,991                 $  (797)                    $44,297
                                             ======                 =======                     =======

For the three months ended
 March 31, 1999
   South America                             $    2                 $(1,178)                    $18,418
   Africa                                         -                    (110)                      1,051
   Corporate                                    164                     (71)                      5,314
                                             ------                 -------                     -------
                                             $  166                 $(1,359)                    $24,783
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

Three Months Ended March 31, 2000 compared to the Three Months Ended March 31,
------------------------------------------------------------------------------
1999
----

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

As noted above, the Company and Anvil will be required to make payments of the additional purchase price to the IFC (on behalf of the consortium of banks that sold BGL) over the next 18 months. This additional purchase price is estimated to be $6.4 million (7/9 payable by the Company and 2/9 payable by Anvil), of which an estimated $3.2 million will be payable on September 30, 2000. Included in the Company's cash and short term investments at March 31, 2000 is approximately $1.25 million held in a segregated account towards the Company's share of that liability. The Company expects that the full amount of the liability will be met from cash generated from BGL, even with gold prices remaining at their current depressed levels, however this liability will put a constraint on the Company over the next 18 months. This constraint will negatively impact the Company's financial position and liquidity over this period. The Company will continue to explore various possibilities for raising capital, which might include, among other things, the establishment of additional joint ventures, the sale of property interests, debt financing and the issuance of new equity.

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

                              GOLDEN STAR RESOURCES LTD.



                              By:  /s/Peter J. Bradford
                                 --------------------------------------------
                                   Peter J. Bradford
                                   President and Chief Executive Officer



                              By:  /s/ Allan J. Marter
                                 --------------------------------------------
                                   Allan J. Marter
                                   Vice President and Chief Financial Officer


May 10, 2000