Form 10-Q/A
period 2000-03-31
GOLDEN STAR RESOURCES LTD
filed 2000-07-26
CIK 903571

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 -------------
                                 FORM 10-Q/A-2
                                 -------------

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


Number of Common Shares outstanding as of July 25, 2000:  37,588,988

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


(8)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES
     ------------------------------------------------------------------------

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with generally accepted accounting principles in the United States. Differences which materially affect these consolidated financial statements are:

(a) For United States GAAP ("US GAAP") exploration and general and administrative costs related to projects are charged to expense as incurred. As such, the majority of costs charged to Exploration Expense and Abandonment of Mineral Properties under Canadian GAAP would have been charged to earnings in prior periods under US GAAP. Prior to January 1, 2000, acquisition costs for exploration properties were capitalized under US GAAP. The Company changed its method effective January 1, 2000, whereby the Company has expensed previously capitalized acquisition costs related to exploration projects (totaling $11,302,000 or $0.30 per share for the three months ended March 31, 2000), based upon the uncertainty of the ultimate recoverability of these costs under FAS 121. Under US GAAP, the Company now expenses all exploration costs, including property acquisition costs, for exploration projects.

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

Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                                For the three months ended
                                                                          March 31, 2000           March 31, 1999
                                                                          --------------           --------------
Net loss under Canadian GAAP                                                    $    (70)               $  (273)
Net effect of expensing previously capitalized acquisition
 costs for exploration projects (a)                                              (11,302)                     -
Net effect of the deferred exploration expenditures on loss
 for the period (a)                                                               (1,394)                (1,418)

Effect of capitalized acquisition costs net of related
 depletion (j)                                                                       234                      -

Other (c) (d) (e)                                                                     67                    167
                                                                                --------                -------
Loss under US GAAP before minority interest                                      (12,465)                (1,524)
Minority interest                                                                    366                    165
                                                                                --------                -------
Net loss under US GAAP                                                           (12,099)                (1,359)
Other comprehensive income foreign exchange gain (i)                                   5                     22
                                                                                --------                -------
Comprehensive income                                                            $(12,094)               $(1,337)
                                                                                ========                =======
Basic and diluted Net loss per share under US GAAP                              $  (0.32)               $ (0.04)
                                                                                ========                =======

The effect of the differences in accounting under Cdn GAAP and US GAAP on the balance sheets and statements of cash flows are as follows:

Balance Sheet

                                                        As of March 31, 2000    As of December 31, 1999
                                                       ----------------------  -------------------------
                                                        Cdn GAAP    US GAAP      Cdn GAAP      US GAAP
                                                       ----------  ----------  ------------  -----------

Cash                                                   $   2,384   $   2,384     $   2,905    $   2,905
Other current assets                                      11,175      11,175        11,052       11,052
Restricted cash                                            6,000       6,000         6,000        6,000
Acquisition, deferred exploration and
 development (a)                                          39,317           -        37,922       11,302

Investment in OGML (c)                                       992           -         1,023            -
Mining properties (j)                                      8,475       7,476        10,413        9,180
Other assets                                               5,810       5,960         5,037        5,196
                                                       ---------   ---------     ---------    ---------
   Total Assets                                        $  74,153   $  32,995     $  74,352    $  45,635
                                                       =========   =========     =========    =========

Liabilities                                            $  23,023   $  23,881     $  23,828    $  24,799
Minority interest                                         10,314       9,616        10,023        9,690
Share capital, net of stock option loans (e)             161,932     158,378       161,547      157,932
Cumulative translation adjustments (b)                         -       1,595             -        1,595
Accumulated comprehensive income                               -        (578)            -         (583)
Deficit (a)(j)(e)                                       (121,116)   (159,897)     (121,046)    (147,798)
                                                       ---------   ---------     ---------    ---------
   Total Liabilities and Shareholders' Equity
                                                       $  74,153   $  32,995     $  74,352    $  45,635
                                                       =========   =========     =========    =========

Statements of Cash Flows

Net cash Provided By (Used In):
                                      Operating Activities   Investing Activities    Financing Activities
                                      --------------------   ----------------------  ----------------------
                                      Cdn GAAP    U.S. GAAP   Cdn GAAP    U.S. GAAP   Cdn GAAP    U.S. GAAP

For the three months ended
   March 31, 2000                      $1,655     $   302     $(2,240)     $ (887)      $  64       $  64
For the three months ended
   March 31, 1999                      $ (868)    $(1,873)    $  (892)     $1,328       $(432)      $(432)

The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (e).

Operations by geographic area under US GAAP:

                                      Operating Revenues            Net Loss             Identifiable Assets
                                      ------------------            ---------            -------------------
For the three months ended
 March 31, 2000
   South America                             $    5                 $ (11,874)                    $   610
   Africa                                     8,946                        17                      21,818
   Corporate                                     40                      (242)                     10,567
                                             ------                  --------                     -------
                                             $8,991                 $ (12,099)                    $32,995
                                             ======                 =========                     =======

For the three months ended
 March 31, 1999
   South America                             $    2                 $  (1,178)                    $18,418
   Africa                                         -                      (110)                      1,051
   Corporate                                    164                       (71)                      5,314
                                             ------                 ---------                     -------
                                             $  166                 $  (1,359)                    $24,783
                                             ======                 =========                     =======

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          --------------------------------------------------
          CONDITION, RESULTS OF OPERATIONS AND RECENT DEVELOPMENTS
          --------------------------------------------------------

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). For US GAAP reconciliation see Note 8 to the attached unaudited consolidated financial statements. All amounts are in US Dollars.


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