Form 10-Q
period 2000-06-30
GOLDEN STAR RESOURCES LTD
filed 2000-08-21
CIK 903571

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 -------------
                                   FORM 10-Q
                                 -------------


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X   No_____
   -----


Number of Common Shares outstanding as of July 31, 2000: 37,588,988


================================================================================

                          GOLDEN STAR RESOURCES LTD.

                                     INDEX

Part I    Financial Information

          Item 1.  Financial Statements...................................................................    3

          Item 2.  Management's Discussion and Analysis of Financial Condition,
                   Results of Operations and Recent Developments..........................................   12

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................   15

Part II   Other Information

          Item 1.  Legal Proceedings......................................................................   16

          Item 4.  Submission of Matters to a Vote of Security Holders....................................   16

          Item 6.  Exhibits and Reports on Form 8-K.......................................................   17


Signatures................................................................................................   18

              SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of the U.S. securities laws. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, capital expenditure, exploration efforts, financial needs, and other information that is not historical information. The Golden Star Resources Ltd. (the "Company") forward-looking statements are based on the Company's current expectations and various assumptions as of the date such statements are made. The Company cannot give assurance that such statements will prove to be correct.

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

                        Part I - Financial Information

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                          GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                             As of            As of
                                                                                           June 30,        December 31,
                                                                                             2000             1999
                                                                                             ----             ----
ASSETS

CURRENT ASSETS
         Cash and short-term investments                                                 $   3,623         $   2,905
         Accounts receivable                                                                 1,229             1,976
         Inventories (Note 3)                                                                9,807             8,905
         Other assets                                                                          171               171
                                                                                         ---------         ---------
                  Total Current Assets                                                      14,830            13,957

RESTRICTED CASH (Note 9)                                                                     5,000             6,000
NOTE RECEIVABLE                                                                              4,092             3,784
ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 4)                            40,129            37,922
INVESTMENT IN OMAI GOLD MINES LIMITED                                                          769             1,023
MINING PROPERTIES (Net of accumulated depreciation of $6,859 and $2,777, respectively)       6,395            10,413
FIXED ASSETS (Net of accumulated depreciation of $2,945 and $2,587, respectively)            2,055             1,175
OTHER ASSETS                                                                                    79                78
                                                                                         ---------         ---------
                           Total Assets                                                  $  73,349         $  74,352
                                                                                         =========         =========

LIABILITIES

CURRENT LIABILITIES
         Accounts payable and accrued liabilities                                        $   4,031         $   4,414
         Accrued wages and payroll taxes                                                       260               315
         Current portion of amount payable to financial institutions                         3,208             3,208
                                                                                         ---------         ---------
                  Total Current Liabilities                                                  7,499             7,937

LONG-TERM DEBT                                                                               1,696             2,254
AMOUNT PAYABLE TO FINANCIAL INSTITUTIONS                                                     3,708             3,708
CONVERTIBLE DEBENTURES (Note 5)                                                              3,074             3,184
ENVIRONMENTAL REHABILITATION LIABILITY (Note 9)                                              6,301             6,721
OTHER LIABILITIES                                                                               22                24
                                                                                         ---------         ---------
                  Total Liabilities                                                         22,300            23,828

MINORITY INTEREST                                                                           10,354            10,023

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 6)                                                                     160,922           160,502
         Common shares, without par value, unlimited shares authorized.  Shares issued and outstanding:  June 30, 2000 - 37,588,988; December 31, 1999 - 36,943,731
Equity component of convertible debentures (Note 5)                                          1,045             1,045

DEFICIT                                                                                   (121,272)         (121,046)
                                                                                         ---------         ---------
                  Total Shareholders' Equity                                                40,695            40,501
                                                                                         ---------         ---------
                           Total Liabilities and Shareholders' Equity                    $  73,349         $  74,352
                                                                                         =========         =========

  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      (Stated in thousands of United States Dollars except share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                      Three Months     Three Months     Six Months       Six Months
                                                          Ended           Ended            Ended           Ended
                                                      June 30, 2000   June 30, 1999    June 30, 2000   June 30, 1999
                                                      -------------   -------------    -------------   -------------
REVENUE
         Gold sales                                    $     8,815      $        -      $    17,508      $        -
         Interest and other                                    295              56              593             222
                                                       -----------      ----------      -----------      ----------
                                                             9,110              56           18,101             222

COSTS AND EXPENSES
         Mining operations                                   6,128                           11,647
         Depreciation, depletion and amortization            2,363              28            4,527              82
         Exploration expense                                   300               5              660              52
         General and administrative                            703           1,164            1,253           1,862
         Abandonment and impairment of mineral
              Properties                                         -           3,263                -           3,263
         Gain on disposal of assets                            (41)             (8)             (74)             (8)
         Interest expense                                      254               6              510              12
         Foreign exchange gain                                (207)             (9)            (204)            (31)
                                                       -----------      ----------      -----------      ----------
                                                             9,500           4,449           18,319           5,232
                                                       -----------      ----------      -----------      ----------

INCOME/(LOSS) BEFORE THE UNDERNOTED                           (390)         (4,393)            (218)         (5,010)

Omai preferred share redemption premium                        268             297              305             522
                                                       -----------      ----------      -----------      ----------
Income/(Loss) before minority interest                        (122)        (4,096)              87          (4,488)
Minority interest                                              (34)            103             (313)            222
                                                       -----------      ----------      -----------      ----------

NET LOSS                                               $      (156)     $   (3,993)     $      (226)     $   (4,266)
                                                       ===========      ==========      ===========      ==========

BASIC AND DILUTED NET LOSS PER SHARE                   $     (0.00)     $    (0.13)     $     (0.01)     $    (0.14)
                                                       ===========      ==========      ===========      ==========

Weighted Average Shares Outstanding
    (in millions of shares)                                   37.6            30.0             37.5            30.0
                                                       ===========      ==========      ===========      ==========

  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Stated in thousands of United States Dollars)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------------

                                                                                   Six Months             Six Months
                                                                                     Ended                   Ended
                                                                                 June 30, 2000           June 30,1999
                                                                                 -------------           ------------
Operating Activities:
Net loss                                                                           $  (226)              $(4,266)

Reconciliation of net loss to net cash used in operating activities:
Depreciation, depletion and amortization                                             4,527                    82
Accretion of equity component of convertible debentures                                104                     -
Non-cash compensation                                                                   35                     -
Premium on Omai preferred share redemption                                            (305)                 (522)
Abandonment and impairment of mineral properties                                         -                 3,263
Gain on disposal of assets                                                             (74)                  (70)
Minority interest                                                                      313                  (222)
Increase in note receivable                                                           (308)                    -
Decrease in environmental rehabilitation liability                                    (420)                    -
Change in other liabilities                                                             (2)                  (25)
Changes in non-cash operating working capital
         Accounts receivable                                                           746                   117
         Inventories                                                                  (902)                   18
         Accounts payable and accrued liabilities                                     (437)                  (80)
         Other current assets                                                            -                    86
                                                                                   -------               -------
Total changes in non-cash operating working capital                                   (593)                  141
                                                                                   -------               -------
                   Net Cash Provided by (Used in) Operating Activities               3,051                (1,619)
                                                                                   -------               -------

Investing Activities:
Expenditures on mineral properties, net of joint venture recoveries                 (2,152)               (2,377)
Expenditures on mining properties                                                      (64)                    -
Equipment purchases                                                                 (1,381)                   (5)
Omai preferred share redemption                                                        558                   956
Increase in deferred acquisition costs                                                   -                (1,085)
Proceeds from sale of equipment                                                         75                    94
Other assets                                                                            18                    62
                                                                                   -------               -------
                   Net Cash Used in Investing Activities                            (2,946)               (2,355)
                                                                                   -------               -------

Financing Activities:
Repayment of long-term debt                                                           (558)                 (956)
Restricted Cash                                                                      1,000                (2,200)
Loss on settlement of stock option loans                                                 -                    62
Repayment of stock option loans                                                          -                   638
Issuance of share capital, net of issue costs                                          171                    22
                                                                                   -------               -------
Net Cash Provided by (Used in) Financing Activities                                    613                (2,434)
                                                                                   -------               -------

Increase/(Decrease) in cash and short-term investments                                 718                (6,408)
Cash and short-term investments, beginning of period                                 2,905                 7,350
                                                                                   -------               -------
Cash and short-term investments, end of period                                     $ 3,623               $   942
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

The unaudited financial statements for the three month and six month periods ended June 30, 2000 and 1999, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

(1)    SUPPLEMENTAL CASH FLOW INFORMATION
       ----------------------------------

                                               Six Months Ended Six Months Ended
                                                 June 30, 2000    June 30, 1999
                                                 -------------    -------------

       Shares issued under Stock Bonus Plan       $   35            $   -
       Depreciation charged to projects           $   55            $ 103
       Shares issued upon conversion of           $  214            $   -
          convertible debentures (Note 6)
       Conversion of convertible debentures       $ (214)           $   -
          (Note 6)


(2)    NEW ACCOUNTING STANDARDS
       ------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June, 2000, the FASB issued Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133 (FAS 138), under which certain hedging activities could be excluded from the accounting requirements of FAS 133 provided they meet certain criteria to qualify as normal purchase and sale transactions. The Company is in the process of determining the impact that applying FAS 133 and FAS 138 may have on its results of operations and financial position and the effects of adopting the new standards are not reasonably determinable at this time. The Company expects to adopt FAS 133 and FAS 138 effective January 1, 2001.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements that provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Citing numerous requests from groups requesting additional time to determine the effect on revenue recognition practices, the SEC issued SAB No. 101B in June, 2000, which delayed the implementation of SAB 101 to no later than the fourth fiscal quarter of 2000. We are currently awaiting additional guidance from the SEC on the application of SAB 101 in order to evaluate the effect this bulletin may have, if any, on our consolidated financial statements.

(3)      INVENTORIES
         -----------

                                                              June 30, 2000            December 31, 1999
                                                              -------------            -----------------
         Broken Ore                                                $3,146                    $2,862
         In-process                                                 1,130                       836
         Materials and Supplies                                     5,531                     5,207
                                                                   ------                    ------
                                                                   $9,807                    $8,905
                                                                   ======                    ======

(4)      ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS
         -------------------------------------------------------


                             Acquisition, Deferred      2000           2000                                    Acquisition, Deferred
                              Exploration and       Capitalized    Capitalized      2000          Property        Exploration and
                              Development Costs      Exploration   Acquisition   Joint Venture  Abandonments/   Development Costs
                              as at Dec. 31, 1999   Expenditures   Expenditures   Recoveries     Write-downs    as at June 30, 2000
                              -------------------   ------------   ------------   ----------     -----------    -------------------
GUYANA
   Eagle Mountain                $ 1,364              $     -        $    -       $    -          $    -                $ 1,364
   Other                             123                 (103)            -            -               -                     20
                                 -------              -------        ------       ------          ------               --------
Sub-total                          1,487                 (103)            -            -               -                  1,384
                                 -------              -------        ------       ------          ------               --------
 SURINAME                                                   -             -            -               -                      -
   Gross Rosebel                  14,913                  340             -         (183)              -                 15,070
   Other                             212                   83             -            -               -                    295
                                 -------              -------        ------       ------          ------               --------
Sub-total                         15,125                  423             -         (183)              -                 15,365
                                 -------              -------        ------       ------          ------               --------
FRENCH GUIANA
(Guyanor Ressources S.A.)
   Dorlin                          2,608                   83             -          (42)              -                  2,649
   Yaou                            7,633                  101             -          (51)              -                  7,683
   Paul Isnard / Eau Blanche       5,446                  227             -            -               -                  5,673
   Paul Isnard Alluvials           1,987                    -             -            -               -                  1,987
   Dachine                         1,720                  568             -         (541)              -                  1,747
                                 -------              -------        ------       ------          ------               --------
Sub-total                         19,394                  979             -         (634)              -                 19,739
                                 -------              -------        ------       ------          ------               --------
AFRICA
(Pan African Resources
   Corporation)
   Ivory Coast / Tanda             1,681                    -             -            -               -                  1,681
(Bogoso Gold Limited)
   Riyadh                             75                  117             -            -               -                    192
   Bogoso Sulfide                    160                1,608             -            -               -                  1,768
                                  ------              -------        ------       ------          ------               --------
 Sub-total                         1,916                1,725             -            -               -                  3,641
                                 -------              -------        ------       ------          ------               --------
TOTAL                            $37,922              $ 3,024        $    -       $ (817)         $    -                $40,129
                                 =======              =======        ======       ======          ======               ========

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

(5)      CONVERTIBLE DEBENTURES
         ----------------------

On August 24, 1999, the Company issued $4,155,000 (principal) in subordinated convertible debentures to raise financing for the acquisition of Bogoso Gold Limited. The debentures mature on August 24, 2004 and bear interest at the rate of 7.5% per annum from the date of issue, payable semi-annually on February 15 and August 15, to the debenture-holders as of February 1 and August 1, respectively, commencing on February 15, 2000.

(6)      CHANGES TO SHARE CAPITAL
         ------------------------

During the six months ended June 30, 2000, the Company issued 62,400 shares on the exercise of options and 150,000 shares on the exercise of warrants. Also during the six months convertible debentures were converted into 392,857 shares and 40,000 shares were issued under provisions of the Company's Stock Bonus Plan.

(7)      PURCHASE OF BOGOSO GOLD LIMITED
         -------------------------------

On September 30, 1999 the Company and Anvil Mining NL ("Anvil") purchased 90% of the shares of BGL.

The following is the pro-forma income and loss for the six months ended June 30, 1999, showing the results had the transaction been completed on January 1, 1999:

                                                      Six Months Ended
                                                       June 30, 1999
                                                       -------------
                     Revenue                            $ 19,943
                     Net Loss                           $ (3,518)
                     Net Loss Per Share                 $  (0.12)


(8)      GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED
         -----------------------------------------------------------------
         STATES
         ------

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with generally accepted accounting principles in the United States. Differences which materially affect these consolidated financial statements are:

(a) For United States GAAP ("US GAAP") exploration and general and administrative costs related to projects are charged to expense as incurred. As such, the majority of costs charged to Exploration Expense and Abandonment of Mineral Properties under Canadian GAAP would have been charged to earnings in prior periods under US GAAP. Prior to January 1, 2000, acquisition costs for exploration properties were capitalized under US GAAP. The Company changed its method effective January 1, 2000, whereby the Company expensed previously capitalized acquisition costs related to exploration projects (totaling $11,302,000 or $0.30 per share in the three months ended March 31, 2000 and the six months ended June 30, 2000), based upon the uncertainty of the ultimate recoverability of these costs under FAS 121. Under US GAAP, the Company now expenses all exploration costs, including property acquisition costs, for exploration projects.

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

(h) Under US GAAP, items such as foreign exchange gains and losses are required to be shown separately in the derivation of Comprehensive Income.

(i) Under US GAAP, the fair value of warrants issued in connection with the credit facility that was arranged for, but not used to effect, the purchase of Bogoso Gold Limited ("BGL"), is required to be expensed. Under Canadian GAAP, the fair value was treated as additional purchase price. The difference in basis creates differences in the related depletion.

Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                                  For the six months ended
                                                                              June 30, 2000       June 30, 1999
                                                                              -------------       -------------
Net loss under Canadian GAAP                                                   $    (226)           $  (4,266)
Net effect of expensing previously capitalized acquisition
  costs for exploration projects (a)                                             (11,301)                   -
Net effect of the deferred exploration expenditures on loss
  for the period (a)                                                              (2,207)                 429
Effect of depletion adjustment (i)                                                   482                    -
Other (c) (d) (e)                                                                    136                  402
                                                                               ---------            ---------
Loss under US GAAP before minority interest                                      (13,116)              (3,435)
Minority interest adjustment                                                         373                  515
                                                                               ---------            ---------
Net loss under US GAAP                                                           (12,743)              (2,920)
Other comprehensive income foreign exchange gain (h)                                 204                   31
                                                                               ---------            ---------
Comprehensive income (loss)                                                    $ (12,539)           $  (2,889)
                                                                               =========            =========
Basic and diluted Net loss per share under US GAAP                             $   (0.34)           $   (0.10)
                                                                               =========            =========

The effect of the differences in accounting under Canadian GAAP and US GAAP on the balance sheets and statements of cash flows are as follows:

Balance Sheet

                                                          As of June 30, 2000              As of December 31, 1999
                                                          -------------------              -----------------------
                                                        Cdn GAAP          US GAAP         Cdn GAAP           US GAAP
                                                        --------          -------         --------           -------
Cash                                                   $   3,623         $   3,623        $   2,905         $   2,905
Other current assets                                      11,207            11,207           11,052            11,052
Restricted cash                                            5,000             5,000            6,000             6,000
Acquisition, deferred exploration and
    development (a)                                       40,129                 -           37,922            11,302
Investment in OGML (c)                                       769                 -            1,023                 -
Mining properties (i)                                      6,395             5,644           10,413             9,180
Other assets                                               6,226             6,367            5,037             5,196
                                                       ---------         ---------        ---------         ---------
         Total Assets                                  $  73,349         $  31,841        $  74,352         $  45,635
                                                       =========         =========        =========         =========

Liabilities                                            $  22,300         $  23,103        $  23,828         $  24,799
Minority interest                                         10,354             6,670           10,023             9,690
Share capital, net of stock option loans (e)             161,967           158,415          161,547           157,932
Cumulative translation adjustments (b)                         -             1,595                -             1,595
Accumulated comprehensive income                               -              (379)               -              (583)
Deficit (a)(i)(e)(f)(g)                                 (121,272)         (157,563)        (121,046)         (147,798)
                                                       ---------         ---------        ---------         ---------
         Total Liabilities and Shareholders'
         Equity                                        $  73,349         $  31,841        $  74,352         $  45,635
                                                       =========         =========        =========         =========

Statements of Cash Flows

Net cash Provided By (Used In):         Operating Activities       Investing Activities       Financing Activities
                                        --------------------       --------------------       --------------------
                                       Canadian        U.S.       Canadian        U.S.       Canadian        U.S.
                                         GAAP          GAAP         GAAP          GAAP         GAAP          GAAP
                                         ----          ----         ----          ----         ----          ----
For the six months ended
     June 30, 2000                      $ 3,051       $ 1,765     $(2,946)       $(1,660)     $   613       $   613
For the six months ended
     June 30, 1999                      $(1,619)      $(3,120)    $(2,355)       $ 3,196      $(2,434)      $(2,459)

The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (e).

Operations by geographic area under US GAAP:

                                        Operating Revenues              Net Loss             Identifiable Assets
                                        ------------------              --------             -------------------
For the six months ended
June 30, 2000
       South America                          $      23                $  (12,094)                 $     583
       Africa                                    18,078                      (670)                    20,500
       Corporate                                      -                        21                     10,758
                                              ---------                ----------                  ---------
                                              $  18,101                $  (12,743)                 $  31,841
                                              =========                ==========                  =========
For the six months ended
June 30, 1999
       South America                          $       9                $   (2,654)                 $  17,863
       Africa                                         -                      (195)                     1,015
       Corporate                                    213                       (71)                     4,398
                                              ---------                ----------                  ---------
                                              $     222                $   (2,920)                 $  23,276
                                              =========                ==========                  =========

(9)   COMMITMENTS AND CONTINGENCIES
      -----------------------------

Environmental Regulations

The Company is not aware of any events of material non-compliance in its operations with environmental laws and regulations which could have a material adverse effect on the Company's operations or financial condition. The exact nature of environmental control problems, if any, which the Company may encounter in the future, cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. The environmental rehabilitation liability for reclamation and closure costs at the Bogoso mine at June 30, 2000 was $6.3 million.

Restricted Cash

Upon the closing of the acquisition of BGL in 1999, the Company was required, under to the acquisition agreement, to restrict $6 million in cash. These funds are being used for the ongoing, final reclamation and closure costs relating to the Bogoso mine site, and the withdrawal of these funds must be agreed to by the sellers of BGL, who are ultimately responsible for the reclamation in the event of non-performance by Golden Star and Anvil. The restricted cash was reduced by $1 million, to a balance of $5 million, at the end of the second quarter, as agreed with the sellers of BGL.

(10)  RELATED PARTIES
      ---------------

During 1999, the Company, in conjunction with Anvil Mining NL, acquired BGL. The current President and CEO of the Company, Peter J. Bradford, is also a Director of Anvil Mining NL and this relationship constitutes a related party. Based on the heads of agreement with Anvil to effect the BGL acquisition, the Company provided Anvil with a promissory note for their share of the purchase price and also a note for their share of the acquisition costs. Additionally Anvil is responsible for their share of the additional acquisition costs. The total of these amounts owed to the Company at June 30, 2000 was $4.1 million. The Company is entitled to preferential repayment of its investment in BGL from the BGL cash flow until it has recouped its purchase costs and related transaction expenses, including the repayment of the Anvil note receivable.

(11)  SUBSEQUENT EVENTS
      -----------------

On August 3, 2000, the Company signed a letter of intent to acquire a mining property which adjoins the Company's 70%-owned Bogoso mine. The total purchase consideration indicated in the letter of intent is $12 million, of which $8 million would be payable in cash on closing and $4 million would be payable on September 30, 2002. The acquisition is subject to the completion of due diligence, the negotiation of definitive agreements, the obtaining of necessary consents and approvals (including that of the Government of Ghana, which has agreed in principle to the transaction) and the Company obtaining the necessary funding for the acquisition.

On August 8, 2000, Mr. Peter J. Bradford, President and Chief Executive Officer, was appointed a director of the Company.

On August 11, 2000, the Company received regulatory approval to extend the expiration date of warrants to purchase a total of 761,250 common shares of the Company at an exercise price of $0.70, scheduled to expire on August 24, 2000, until the earlier of (i) February 24, 2001 and (ii) the 30/th/ calendar day following the determination that the 10-day weighted average trading price of the common shares for any 10 consecutive trading days is greater than Cdn$1.22.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION, RESULTS OF OPERATIONS AND RECENT DEVELOPMENTS
          --------------------------------------------------------

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). For the US GAAP reconciliation, see Note 8 to the attached unaudited consolidated financial statements. All amounts are in US Dollars.

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

This acquisition is consistent with the Company's shift in focus away from being a pure exploration company, to becoming a production, development and advanced stage exploration company. Prior to September 30, 1999, the Company's focus was solely on the exploration and development (if warranted) of precious metal and diamond deposits within specific geological domains. The Company's results of operations, discussed below, include results of BGL for the three months and six months ended June 30, 2000.

Three Months and Six Months Ended June 30, 2000 compared to the Three Months and Six Months Ended June 30, 1999

During the second quarter of 2000, the Company recognized a net loss of $0.2 million (less than $0.01 per share) as compared to a net loss of $4.0 million or $0.13 per share for the second quarter of 1999. For the six months ended June 30, 2000, the Company had a net loss of $0.2 million (less than $0.01 per share) compared to a net loss of $4.3 million ($0.14 per share) for the first half of 1999. The Company had revenue and costs from BGL in the second quarter and first half of 2000 (see below, with zero in the second quarter and first half of 1999, before the acquisition of the interest in BGL). The Company had recorded $3.3 million in property abandonment and write-downs in the second quarter of 1999, compared with no similar charges in the second quarter this year. The Company recognized premium income of $0.3 million from the redemption of its preferred shares in Omai Gold Mines Limited in the second quarter and first half of 2000, compared with $0.3 million and $0.5 million in the second quarter and first half of 1999, respectively.

Total revenues were $9.1 million for the second quarter of 2000 and $18.1 million for the six months to June 30,

2000, with the production and sale of gold from Bogoso of 31,626 ounces in the second quarter and 62,063 ounces in the six months. Total revenues for the corresponding periods in 1999 were $0.1 million and $0.2 million respectively from interest and other. The Company acquired its interest in the Bogoso gold mine on September 30, 1999. For the second quarter and first six months of 2000, the average gold prices realized per ounce were $279 and $282, respectively, with total cash costs per ounce of $194 and $188, respectively.

General and administrative expenditures decreased to $0.7 million during the second quarter of 2000 as compared to $1.2 million during the second quarter of 1999 as a result of the Company's on-going cost reduction efforts. For the six months ended June 30, 2000, general and administrative expenditures decreased to $1.3 million as compared to $1.9 million for the same period last year. Exploration expense for the quarter increased to $0.3 million from almost zero in the second quarter last year (with expenses of $0.7 million and $0.1 million for the first six months of 2000 and 1999, respectively) as a result of closure costs in 2000 for exploration offices in Africa and Guyana. (Most of the Company's exploration projects are on care and maintenance or are being funded by our joint venture partners.) Interest expense increased to $0.3 million during the second quarter of 2000 and to $0.5 million for the first six months, as compared to almost zero in the same periods in 1999. The increases in the 2000 periods are a result of interest on the convertible debentures (issued in August of 1999) and penalty interest from February 2000 as a result of the delay in registration of the Company's shares under the registration statement on Form S-3 with the SEC (for shares to be issued upon the exercise of warrants granted to brokers and lenders in June and August, 1999). The Form S-3 was declared effective by the SEC on July 26, 2000, and the penalty interest ceased as of that date.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2000, the Company held cash and short-term investments of $3.6 million and working capital of $7.3 million compared to December 31, 1999 balances of $2.9 million and $6.0 million, respectively. During the first half of 2000, the Company benefited from the production and sale of gold following the acquisition of the Bogoso mine, with net cash provided by operating activities of $3.1 million for the six months, compared with net cash used in operating activities of $1.6 million in the first six months of 1999, which was before the BGL acquisition.

Cash used in investing activities for the six months ended June 30, 2000 was $2.9 million as compared to $2.4 million for the six months ended June 30, 1999, with the net increase arising from equipment purchases at the Bogoso mine in the period this year, while expenditures on mineral properties decreased slightly as compared to the 1999 period.

Cash provided by financing activities amounted to $0.6 million for the six months ended June 30, 2000 compared with cash used in financing activities of $2.4 million for the corresponding period in 1999. Financing activities in the 2000 period reflected the release of $1.0 million from the Bogoso restricted cash, while the 1999 period included the restricting of $2.2 million in cash pending the BGL acquisition. Repayment of long-term debt due to OGML amounted to $0.6 million in the first six months of 2000, compared with $1.0 million in the same period last year. Issuances of share capital amounted to $0.2 million in the first six months of 2000 as compared to less than $0.1 million in the first half of 1999.

Bogoso Gold Limited

Total exploration expenditures by BGL in Ghana for the second quarter and the first six months of 2000 amounted to $0.7 million and $1.7 million, respectively (compared to nil in the first quarter and first six months of 1999, prior to the Company's acquisition of BGL). These costs were primarily for additional drilling and other costs for the preparation of the feasibility study on the Bogoso sulfide mineralized material.

French Guiana (Guyanor Ressources S.A.)

Total exploration expenditures by Guyanor for the second quarter amounted to $0.4 million, offset by joint venture recoveries of $0.2 million (compared to expenditures of $0.8 million and joint venture recoveries of $0.2 million in the second quarter of 1999). Activities in French Guiana focused primarily on further work at Yaou and Dorlin, Dachine and Paul Isnard. General and administrative expenditures for Guyanor, which were not reimbursed by joint venture partners, amounted to $0.3 million for the quarter ended June 30, 2000 (compared to $0.4 million in the second quarter of 1999).

Guyana

There were no capitalized exploration and acquisition expenditures in the second quarter of 2000 in Guyana (compared to $0.3 million during the second quarter of 1999). Activities in Guyana focused primarily on the closing of the Guyana office (effective as of March 31, 2000), restructuring of the Guyana exploration activities and the recovery of cash for property bonds on projects abandoned with all related costs being expensed.

Suriname

Exploration expenditures in Suriname during the second quarter of 2000 focused primarily on the Gross Rosebel project. Total spending in Suriname in the second quarter of $0.1 million was offset by joint venture recoveries (as compared to expenditures of $0.5 million and recoveries of $0.2 million during the second quarter of 1999). This reduction primarily results from the Gross Rosebel project being on care and maintenance pending improved gold prices, the resolution of various technical matters and joint venture partner Cambior's future development plans.

Outlook

In prior years the Company has relied primarily on the capital markets to fund its acquisitions, operations and exploration activities. Following the acquisition of BGL and its operating gold mine, effective September 30, 1999, the Company has a source of positive cash flow from mining operations through at least mid-2001 although we still have limited cash resources. The current market for gold shares continues to be weak and equity capital is difficult to obtain, but, as the Company demonstrated in 1999 through its capital raising activities (from the issuance of shares and convertible debentures), it is somewhat easier to raise funds to acquire producing mining assets compared with the challenge of raising capital primarily for exploration. The Company is projected to generate sufficient cash flow for the next twelve months through mid-2001 to cover its exploration obligations and general and administrative expenses, however additional capital will be required for major capital expenditure, development or acquisitions (including the funding of the acquisition, as discussed below). At June 30, 2000, the Company held consolidated cash and short-term investments of $3.6 million.

As noted above, the Company and Anvil will be required to make payments of the additional purchase price to the IFC (on behalf of the consortium of banks that sold BGL) over the next 15 months. This additional purchase price is estimated to be $6.4 million (7/9 payable by the Company and 2/9 payable by Anvil), of which an estimated $3.2 million will be payable on September 30, 2000. Included in the Company's cash and short-term investments at June 30, 2000 is approximately $1.7 million held in a segregated account towards the Company's share of that liability. The Company expects that the full amount of their liability should be met from cash generated from BGL, even with gold prices remaining at their current depressed levels, however this liability will put a constraint on the Company over the next 18 months. This constraint will negatively impact the Company's financial position and liquidity over this period. The Company will continue to explore various possibilities for raising capital, which might include, among other things, the establishment of additional joint ventures, the sale of property interests, debt financing and the issuance of new equity.

As described in Footnote 11 to the Company's Consolidated Financial Statements included herein, the Company intends to acquire the mining property which lies immediately to the south of and adjoins the Bogoso property in Ghana. Total purchase consideration for the property to be acquired indicated in the letter of intent is $12 million, of which $8 million would be payable in cash on closing and $4.0 million would be payable on September 30, 2002. The acquisition is subject to the completion of due diligence, the negotiation of definitive agreements, the obtaining of necessary consents and approvals (including that of the Government of Ghana, which has agreed in principle to the transaction) and the Company obtaining the necessary funding for the acquisition. The property to be acquired has open-pittable oxide mineralized material that the Company would process through the Bogoso mill, which should significantly extend the life of Bogoso. The property to be acquired also has sulfide mineralized material which is expected to substantially enhance the results of the feasibility study on the Bogoso sulfide mineralized material (which feasibility study is expected to be completed early in 2001). The Company is presently involved in discussions on financing alternatives with a number of financial institutions and investors. Such financing would likely be in the form of equity, debt or a combination of equity and debt. While the Company is working on various plans to obtain such financing there can be no assurance that such financing will be available to the Company on favorable terms. The completion of the acquisition will be dependent on concluding such financing.

New Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June, 2000, the FASB issued Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133 (FAS 138), under which certain hedging activities could be excluded from the accounting requirements of FAS 133 provided they meet certain criteria to qualify as normal purchase and sale transactions. The Company is in the process of determining the impact that applying FAS 133 and FAS 138 may have on its results of operations and financial position and the effects of adopting the new standards are not reasonably determinable at this time. The Company expects to adopt FAS 133 and FAS 138 effective January 1, 2001.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements that provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Citing numerous requests from groups requesting additional time to determine the effect on revenue recognition practices, the SEC issued SAB No. 101B in June, 2000, which delayed the implementation of SAB 101 to no later than the fourth fiscal quarter of 2000. We are currently awaiting additional guidance from the SEC on the application of SAB 101 in order to evaluate the effect this bulletin may have, if any, on our consolidated financial statements.

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

                          Part II - Other Information

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

There are currently no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties or those of any of its subsidiaries is subject. The Company and its subsidiaries are, however, engaged in routine litigation incidental to their business. No material legal proceedings involving the company are pending, or, to the knowledge of the Company, contemplated, by any governmental authority. The Company is not aware of any material events of noncompliance with environmental laws and regulations. The exact nature of environmental control problems, if any, which the Company may encounter in the future, cannot be predicted, primarily because of the changing character of environmental regulations that may be enacted with foreign jurisdictions.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

At the Annual and Special General Meetings of the Shareholders of the Company held on May 18, 2000, shareholders were asked to (i) elect five directors, Messrs. James Askew, David Fagin, Ian MacGregor, Ernest Mercier and Robert Stone, (ii) approve the re-appointment of auditor, and (iii) approve amendments to the Company's Stock Bonus Plan.

(i) Votes cast in the election of directors were as follows:

                             For                 Withheld
                             ---                 --------
James Askew               28,441,860              176,087
David Fagin               28,441,860              176,087
Ian MacGregor             28,441,860              176,087
Ernest Mercier            28,441,860              176,087
Robert Stone              28,441,860              176,087

(ii) Votes cast for the appointment of PricewaterhouseCoopers LLP, Chartered Accountants as auditor of the

Company until the next annual general meeting of shareholders at a remuneration to be fixed by the directors:

For                       Against                Withheld
----                      -------                --------
28,475,532                -0-                    66,765

(iii) Votes cast on a proposal to amend the Employees Stock Bonus Plan:

For                       Against                Withheld
----                      -------                --------
26,910,490                1,484,524              224,009


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)   Exhibits

      27     Financial Data Schedule

(b)   Reports filed on Form 8-K during the quarter ended June 30, 2000

      None

                                  SIGNATURES

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

August 21, 2000