Form 10-Q
period 2000-09-30
GOLDEN STAR RESOURCES LTD
filed 2000-11-20
CIK 903571

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                ---------------
                                   FORM 10-Q
                             --------------------


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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


Number of Common Shares outstanding as of October 31, 2000: 37,588,988


================================================================================

                          GOLDEN STAR RESOURCES LTD.

                                     INDEX

Part I     Financial Information

           Item 1. Financial Statements.......................................................................    3

           Item 2. Management's Discussion and Analysis of Financial Condition,
                   Results of Operations and Recent Developments..............................................   12

           Item 3. Quantitative and Qualitative Disclosures about Market Risk.................................   17

Part II    Other Information

           Item 1. Legal Proceedings..........................................................................   18

           Item 6. Exhibits and Reports on Form 8-K...........................................................   18


Signatures....................................................................................................   19


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

                        Part I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                          GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    As of              As of
                                                                                                 September 30,      December 31,
ASSETS                                                                                               2000               1999
                                                                                                 -------------     -------------
CURRENT ASSETS
     Cash and short-term investments                                                             $      2,641      $      2,905
     Accounts receivable                                                                                1,411             1,976
     Inventories (Note 3)                                                                               9,723             8,905
     Other assets                                                                                         224               171
                                                                                                 ------------      ------------
          Total Current Assets                                                                         13,999            13,957

RESTRICTED CASH (Note 9)                                                                                5,000             6,000
NOTE RECEIVABLE                                                                                         2,638             3,784
ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 4 and 11)                                38,926            37,922
INVESTMENT IN OMAI GOLD MINES LIMITED                                                                     654             1,023
MINING PROPERTIES (Net of accumulated depreciation of $8,193 and $2,777, respectively)                  5,059            10,413
FIXED ASSETS (Net of accumulated depreciation of $3,167 and $2,587, respectively)                       2,269             1,175
OTHER ASSETS                                                                                               52                78
                                                                                                 ------------      ------------
          Total Assets                                                                           $     68,597      $     74,352
                                                                                                 ============      ============


LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                                    $      3,454      $      4,414
     Accrued wages and payroll taxes                                                                      251               315
     Current portion of amount payable to financial institutions (Note 9)                               6,666             3,208
                                                                                                 ------------      ------------
          Total Current Liabilities                                                                    10,371             7,937

LONG-TERM DEBT                                                                                          1,441             2,254
AMOUNT PAYABLE TO FINANCIAL INSTITUTIONS                                                                  250             3,708
CONVERTIBLE DEBENTURES (Note 5)                                                                         3,127             3,184
ENVIRONMENTAL REHABILITATION LIABILITY (Note 9)                                                         5,831             6,721
OTHER LIABILITIES                                                                                          17                24
                                                                                                 ------------      ------------
          Total Liabilities                                                                            21,037            23,828

MINORITY INTEREST                                                                                       8,556            10,023

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 6)                                                                                160,922           160,502
     Common shares, without par value, unlimited shares authorized.  Shares issued and outstanding:  September 30, 2000 - 37,588,988; December 31, 1999 -36,943,731
Equity component of convertible debentures (Note 5)                                                     1,045             1,045

DEFICIT                                                                                              (122,961)         (121,046)
                                                                                                 ------------      ------------
          Total Shareholders' Equity                                                                   39,004            40,501
                                                                                                 ------------      ------------
               Total Liabilities and Shareholders' Equity                                        $     68,597      $     74,352
                                                                                                 ============      ============

  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
      (Stated in thousands of United States Dollars except share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                Three Months     Three Months   Nine Months    Nine Months
                                                                   Ended            Ended          Ended          Ended
                                                                September 30,    September 30,  September 30,  September 30,
                                                                ------------     ------------   ------------   ------------
                                                                    2000             1999           2000           1999
                                                                    ----             ----           ----           ----
REVENUE
         Gold sales                                                $  7,729        $     --        $ 25,237        $     --
         Interest and other                                              13              65             606             287
                                                                   --------        --------        --------        --------
                                                                      7,742              65          25,843             287


COSTS AND EXPENSES
         Mining operations                                            5,422              --          17,069              --
         Depreciation, depletion and amortization                     1,551              33           6,078             115
         Exploration expense                                            209              77             869             129
         General and administrative                                   1,003             488           2,256           2,350
         Abandonment and impairment of mineral
            Properties                                                1,750          20,482           1,750          23,745
         (Gain)/Loss on disposal of assets                              (18)             16             (92)              8
         Interest expense                                               197              37             707              49
         Foreign exchange (gain)/loss                                   (83)             13            (287)            (18)
                                                                   --------        --------        --------        --------
                                                                     10,031          21,146          28,350          26,378
                                                                   --------        --------        --------        --------

LOSS BEFORE THE UNDERNOTED                                          (2,289)        (21,081)          (2,507)        (26,091)

Omai preferred share redemption premium                                 139            (143)            444             379
                                                                   --------        --------        --------        --------
Loss before minority interest                                        (2,150)        (21,224)         (2,063)        (25,712)
Minority interest                                                       461            834              148           1,056
                                                                   --------        --------        --------        --------
NET LOSS                                                           $ (1,689)       $(20,390)       $ (1,915)       $(24,656)
                                                                   ========        ========        ========        ========
BASIC AND DILUTED NET LOSS PER SHARE                               $  (0.04)       $  (0.65)       $  (0.05)       $  (0.79)
                                                                   ========        ========        ========        ========
WEIGHTED AVERAGE SHARES OUTSTANDING
    (in millions of shares)                                            37.6            31.4            37.5            31.4
                                                                   ========        ========        ========        ========


  The accompanying notes are an integral part of these consolidated financial statements

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Stated in thousands of United States Dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------


                                                                                             Nine Months          Nine Months
                                                                                               Ended                 Ended
                                                                                         September 30, 2000     September 30, 1999
                                                                                         ------------------     ------------------
Operating Activities:
Net loss                                                                                     $ (1,915)                $(24,656)

Reconciliation of net loss to net cash used in operating activities:
Depreciation, depletion and amortization                                                        6,078                      115
Convertible debenture accretion and other non cash items                                          192                       --
Premium on Omai preferred share redemption                                                       (444)                    (379)
Abandonment and impairment of mineral properties                                                1,750                   23,745
(Gain)/Loss on disposal of assets                                                                 (92)                       8
Minority interest                                                                                (148)                  (1,056)
Increase in note receivable                                                                      (193)                      --
Expenditures and other decreases in environmental rehabilitation liability                       (890)                      --
Change in other liabilities                                                                        (4)                      --
Changes in non-cash operating working capital:
         Accounts receivable                                                                      565                     (381)
         Inventories                                                                             (819)                      27
         Accounts payable and accrued liabilities                                              (1,026)                       9
         Other current assets                                                                      --                      107
                                                                                             --------                 --------
Total changes in non-cash operating working capital                                            (1,280)                    (238)
                                                                                             --------                 --------
                  Net Cash Provided by (Used in) Operating Activities                           3,054                   (2,461)
                                                                                             --------                 --------

Investing Activities:
Expenditures on mineral properties, net of joint venture recoveries                            (2,710)                  (2,790)
Expenditures on mining properties                                                                 (64)                      --
Equipment purchases                                                                            (1,826)                      (5)
Omai preferred share redemption                                                                   813                      693
Increase in deferred acquisition costs                                                             --                   (1,525)
Restricted cash for Bogoso rehabilitation                                                       1,000                   (6,000)
Proceeds from sale of equipment                                                                    93                       90
Other assets                                                                                       18                       69
                                                                                             --------                 --------
                  Net Cash Used in Investing Activities                                        (2,676)                  (9,468)
                                                                                             --------                 --------

Financing Activities:
Repayment of long-term debt                                                                      (813)                    (693)
Issuance of Convertible Debentures                                                                 --                    4,155
Repayment of stock option loans                                                                    --                      638
Issuance of share capital, net of issue costs                                                     171                    2,905
Other                                                                                              --                      (28)
                                                                                             --------                 --------
Net Cash Provided by (Used in) Financing Activities                                              (642)                   6,977
                                                                                             --------                 --------

Increase/(Decrease) in cash and short-term investments                                           (264)                  (4,952)
Cash and short-term investments, beginning of period                                            2,905                    7,350
                                                                                             --------                 --------
Cash and short-term investments, end of period                                               $  2,641                 $  2,398
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

The unaudited financial statements for the three month and nine month periods ended September 30, 2000 and 1999, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

(1)   SUPPLEMENTAL CASH FLOW INFORMATION
      ----------------------------------

                                                   Nine Months Ended     Nine Months Ended
                                                   September 30, 2000    September 30, 1999
                                                   ------------------    ------------------
      Shares issued under Stock Bonus Plan                $    35               $     --
      Depreciation charged to projects                    $    44               $    125
      Shares issued upon conversion of                    $   214               $     --
         convertible debentures (Note 6)
      Conversion of convertible debentures                $  (214)              $     --
         (Note 6)
      Distribution to minority interest                   $(1,399)              $     --
      Repayment of note receivable from minority          $ 1,399               $     --
         interest
      Cancellation of stock option loan                                         $ (3,312)
      Cancellation of stock option related shares                               $  3,312


(2)   NEW ACCOUNTING STANDARDS
      -------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective commencing January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133 (FAS 138), under which certain hedging activities could be excluded from the accounting requirements of FAS 133 provided they meet certain criteria to qualify as normal purchase and sale transactions. The Company is in the process of determining the impact that applying FAS 133 and FAS 138 may have on its results of operations and financial position. The effects of adopting the new standards are not reasonably determinable at this time.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements that provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenues and provides guidance for disclosures related to revenue recognition policies. The Company believes that its existing revenue policies are in compliance with this pronouncement and does not anticipate any changes in its revenue accounting policy or procedures when adopted in the fourth quarter of 2000.

(3)   INVENTORIES
      -----------

                                        September 30, 2000     December 31, 1999
                                        ------------------     -----------------
      Broken Ore                             $2,892                  $2,862
      In-process                              1,092                     836
      Materials and Supplies                  5,739                   5,207
                                             ------                  ------
                                             $9,723                  $8,905
                                             ======                  ======

(4)   ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS
      -------------------------------------------------------


                                                                                                                     Acquisition,
                                                                                                                Deferred Exploration
                               Acquisition, Deferred      2000            2000         2000                       and Development
                                   Exploration and     Capitalized    Capitalized      Joint       Property             Costs
                                 Development Costs     Exploration    Acquisition     Venture    Abandonments/   as at September 30,
                                as at Dec. 31, 1999   Expenditures    Expenditures   Recoveries   Write-downs           2000
                               ---------------------  ------------    ------------   ----------  -------------  --------------------
GUYANA
   Eagle Mountain                     $ 1,364            $    --          $    --     $      --     $    --            $   1,364
   Other                                  123               (103)              --            --          --                   20
                                      -------            -------          -------     ---------     -------            ---------
Sub-total                               1,487               (103)              --            --          --                1,384
                                      -------            -------          -------     ---------     -------            ---------
SURINAME
   Gross Rosebel                       14,913                282               --           (86)         --               15,109
   Other                                  212                116               --            --          --                  328
                                      -------            -------          -------     ---------     -------            ---------
Sub-total                              15,125                398               --           (86)         --               15,437
                                      -------            -------          -------     ---------     -------            ---------
FRENCH GUIANA
(Guyanor
Ressources S.A.)
   Dorlin                               2,608                 34               --            --          --                2,642
   Yaou                                 7,633                 83               --            --          --                7,716
   Paul Isnard /                        5,446                279               --            --          --                5,725
Eau Blanche
   Paul Isnard                          1,987                 --               --            --          --                1,987
Alluvials
   Dachine                              1,720                708               --          (678)     (1,750)                  --
                                      -------            -------          -------     ---------     -------            ---------
Sub-total                              19,394              1,104               --          (678)     (1,750)              18,070
                                      -------            -------          -------     ---------     -------            ---------
AFRICA
(Pan African
   Resources
   Corporation)
   Ivory Coast /                        1,681                 --               --            --          --                1,681
Tanda
(Bogoso Gold
Limited)
   Riyadh                                  75                146               --            --          --                  221
   Bogoso Sulfide                         160              1,973               --            --          --                2,133
                                      -------            -------          -------     ---------     -------            ---------
Sub-total                               1,916              2,119               --            --          --                4,035
                                      -------            -------          -------     ---------     -------            ---------
TOTAL                                 $37,922            $ 3,518          $    --     $    (764)    $(1,750)           $  38,926
                                      =======            =======          =======     =========     =======            =========

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

As a result of the disappointing results from the bulk sampling program on the Dachine project and the subsequent withdrawal of Rio Tinto from the joint venture, the Dachine deferred exploration expenditures have been impaired, however the Company is continuing to pursue other joint venture opportunities for the project

On August 3, 2000, the Company signed a letter of intent with Barnato Exploration Limited ("Barnex") and Western Areas Limited ("Western Areas") to acquire a 90% interest in the Prestea gold project in Ghana by purchasing a 90% interest in Barnex Prestea Limited. The Prestea property is located immediately to the south of the Bogoso mine, in which the Company acquired a 70% interest in September 1999. The total purchase consideration indicated in the letter of intent was $12 million. Negotiations have been ongoing between the Company, Barnex and Western Areas on the final commercial terms and the definitive agreements. On November 6, 2000, the Company and Barnex agreed to an extension of time until November 17, 2000 to complete the acquisition of Prestea.

The acquisition would have been subject to the completion of due diligence,necessary funding, the negotiation of definitive agreements and the obtaining of necessary consents and approvals. On November 15, 2000, Barnex advised the Company that the Government of Ghana is seeking to abrogate the mining lease and related rights that Barnex has in Ghana. The Government has initiated discussions with Barnex regarding the payment of compensation, while Barnex has reserved its rights and is taking legal advice. The Company has not been advised formally by the Government and will be contacting senior Government officials to assess the situation and, once it has gathered all relevant information, will promptly make the decisions to deal with this situation that are in the best interests of its shareholders.

(5)   CONVERTIBLE DEBENTURES
      ----------------------

On August 24, 1999, the Company issued $4,155,000 (principal) in subordinated convertible debentures to raise financing for the acquisition of 90% of Bogoso Gold Limited (BGL), the company operating the Bogoso gold mine in Ghana. The debentures mature on August 24, 2004 and bear interest at the rate of 7.5% per annum from the date of issue, payable semi-annually on February 15 and August 15, to the debenture-holders as of February 1 and August 1, respectively, which commenced on February 15, 2000.

(6)   CHANGES TO SHARE CAPITAL
      ------------------------

During the nine months ended September 30, 2000, the Company issued 62,400 shares ($66,000) on the exercise of options and 150,000 shares ($105,000) on the exercise of warrants. Also during the nine months convertible debentures were converted into 392,857 shares ($214,000) and 40,000 shares ($35,000) were issued under provisions of the Company's Stock Bonus Plan.

(7)   PURCHASE OF BOGOSO GOLD LIMITED
      -------------------------------

On September 30, 1999 the Company and Anvil Mining NL ("Anvil") acquired 70% and 20% respectively, of the shares of Bogoso Gold Ltd, a Ghana company (BGL). The government of Ghana retained a 10% equity interest in BGL. BGL is the owner and operator of the Bogoso gold mine in the republic of Ghana.

The following is the pro-forma income and loss for the nine months ended September 30, 1999, showing the results had the transaction been completed on January 1, 1999:

                                                   Nine Months Ended
                                                   September 30, 1999
                                                   ------------------

            Revenue                                      $ 27,964
            Net Loss                                     $(21,595)
            Net Loss Per Share                           $  (0.59)

(8)   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES
      ------------------------------------------------------------------------

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with generally accepted accounting principles in the United States. Differences which materially affect these consolidated financial statements are:

(a) For United States GAAP (US GAAP) exploration and general and administrative costs related to exploration projects are charged to expense as incurred. As such, the majority of costs charged to Exploration Expense and Abandonment of Mineral Properties under Canadian GAAP would have been charged to earnings in prior periods under US GAAP. Prior to January 1, 2000, acquisition costs for exploration properties were capitalized under US GAAP. The Company changed its method effective January 1, 2000, whereby the Company expensed previously capitalized acquisition costs related to exploration projects (totaling $11,301,000 or $0.30 per share in the three months ended March 31, 2000 and the nine months ended September 30, 2000), based upon the uncertainty of the ultimate recoverability of these costs under FAS 121. Under US GAAP, the Company now expenses all exploration costs, including property acquisition costs, for exploration projects.

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

(e) Canadian GAAP requires that convertible debentures should be classified into their component parts, as either a liability or equity, in accordance with the substance of the contractual agreement. Also, under Canadian GAAP the accretion, which is based upon the amount of the equity portion, is charged to interest expense. Under US GAAP, the convertible debenture would be classified entirely as a liability.

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

Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:



                                                                         For the nine months ended
                                                                      September 30,      September 30,
                                                                      -------------      -------------
                                                                           2000              1999
                                                                           ----              ----
Net loss under Canadian GAAP                                              $ (1,915)          $(24,656)
Net effect of expensing previously capitalized
 acquisition costs for exploration projects (a)                            (11,301)                --

Net effect of the deferred exploration expenditures on
 loss for the period (a)                                                    (1,004)            13,844


Effect of depletion adjustment (i)                                             575               (702)

Effect of Omai preferred share redemption (c)                                  369                314
Other (d), (e), (h), (i)                                                      (158)               (18)
                                                                          --------           --------
Loss under US GAAP before minority interest                                (13,434)           (11,218)
Minority interest adjustment                                                   (36)               425
                                                                          --------           --------
Net loss under US GAAP                                                     (13,470)           (10,793)
Other comprehensive income foreign exchange gain (h)                           287                 18
Comprehensive income (loss)                                               $(13,183)          $(10,775)
                                                                          ========           ========
Basic and diluted Net loss per share under US GAAP                        $  (0.36)          $  (0.34)
                                                                          ========           ========

The effect of the differences in accounting under Canadian GAAP and US GAAP on the balance sheets and statements of cash flows are as follows:


Balance Sheet

                                                        As of September 30, 2000          As of December 31, 1999
                                                       --------------------------       --------------------------
                                                        Cdn GAAP         US GAAP         Cdn GAAP         US GAAP
                                                       ----------       ---------       ----------       ---------
Cash                                                   $   2,641        $   2,641       $   2,905        $   2,905
Other current assets                                      11,358           11,306          11,052           11,052
Restricted cash                                            5,000            5,000           6,000            6,000
Acquisition, deferred exploration and
    development (a)                                       38,926                -          37,922           11,302
Investment in OGML (c)                                       654                -           1,023                -
Mining properties (i)                                      5,059            4,401          10,413            9,180
Other assets                                               4,959            5,245           5.037            5,196
                                                       ---------        ---------       ---------        ---------
         Total Assets                                  $  68,597        $  28,593       $  74,352        $  45,635
                                                       =========        =========       =========        =========

Liabilities                                            $  21,037        $  21,789       $  23,828        $  24,799
Minority interest                                          8,556            5,280          10,023            9,690
Share capital, net of stock option loans (e)             161,967          158,518         161,547          157,932
Cumulative translation adjustments (b)                         -            1,595               -            1,595
Accumulated comprehensive income                               -             (296)              -             (583)
Deficit (a)(i)(e)(f)(g)                                 (122,961)        (158,293)       (121,046)        (147,798)
                                                       ---------        ---------       ---------        ---------
         Total Liabilities and Shareholders'
         Equity                                        $  68,597        $  28,593       $  74,352        $  45,635
                                                       =========        =========       =========        =========

Statements of Cash Flows

Net cash Provided By (Used In):              Operating Activities       Investing Activities       Financing Activities
                                             --------------------       --------------------       --------------------
                                             Canadian        U.S.       Canadian        U.S.       Canadian       U.S.
                                               GAAP          GAAP         GAAP          GAAP         GAAP         GAAP
                                             --------        ----       --------        ----       --------       ----
For the nine months ended
     September 30, 2000                      $  3,054     $  1,188      $(2,676)      $  (810)      $  (642)     $ (642)
For the nine months ended
     September 30, 1999                      $ (2,461)    $ (4,719)     $(9,468)      $(3,005)      $ 6,977      $6,977

The statements of cash flows reflect the impact of the previously discussed adjustments (a) (c) (d) (e).

Operations by geographic area under US GAAP:

                                               Operating  Net Loss  Identifiable
                                               ---------  --------  ------------
                                               Revenues                Assets
                                               --------                ------
For the nine months ended September 30, 2000
       South America                           $     28   $(12,989)   $    637
       Africa                                    25,815        284      18,292
       Corporate                                      -       (197)      9,664
                                               --------   --------    --------
                                               $ 25,843   $(13,470)   $ 28,593
                                               ========   ========    ========

For the Nine months ended September 30, 1999
       South America                           $     13   $ (8,137)   $ 12,555
       Africa                                         -     (1,307)     10,894
       Corporate                                    274     (1,349)     13,280
                                               --------   --------    --------
                                               $    287   $(10,793)   $ 37,009
                                               ========   ========    ========

(9)   COMMITMENTS AND CONTINGENCIES
      -----------------------------

Environmental Regulations

The Company is not aware of any events of material non-compliance in its operations with environmental laws and regulations which could have a material adverse effect on the Company's operations or financial condition. The exact nature of environmental control problems, if any, which the Company may encounter in the future, cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. The environmental rehabilitation liability for reclamation and closure costs at the Bogoso mine at September 30, 2000 was $5.8 million.

Restricted Cash

Upon the closing of the acquisition of BGL in 1999, the Company was required, under the acquisition agreement, to restrict $6.0 million in cash. These funds are being used for the ongoing, final reclamation and closure costs relating to the Bogoso mine site, and the withdrawal of these funds must be agreed to by the sellers of BGL, who are ultimately responsible for the reclamation in the event of non-performance by Golden Star and Anvil. The restricted cash was reduced by $1.0 million, to a balance of $5.0 million, at the end of the second quarter, as agreed with the sellers of BGL.

Payments to IFC

Under the terms of the purchase agreement between the Company, Anvil and the IFC, the Company and Anvil together were required to make a payment to the IFC on September 30, 2000 in the amount of $2.8 million. The amount of the payment was determined using a formula in the purchase agreement, which incorporates the average price of gold during the twelve months ended September 30, 2000. The Company paid the IFC $1.4 million on November 9, 2000, and has reached agreement with the IFC that the balance, plus interest at 10% per annum, is to be paid by December 22, 2000. The Company is currently in the process of negotiating a line of credit of $2.0 million from a financial institution that would allow fulfillment of this obligation, although there can be no assurance that its efforts will be successful.

(10)  RELATED PARTIES
      ---------------

During 1999, the Company, in conjunction with Anvil Mining NL, acquired 90% of BGL. The current President and CEO of the Company, Peter J. Bradford, is also a Director of Anvil Mining NL and this relationship constitutes a related party, although he was not employed by the Company at the September 30, 1999 transaction date. Based on the heads of agreement with Anvil to effect the BGL acquisition, the Company provided Anvil with a promissory note for their share of the purchase price and also a note for their share of the acquisition costs. Additionally Anvil is responsible for their share of the additional acquisition costs. The total of these amounts owed to the Company at September 30, 2000 was $2.6 million.

During the quarter ended September 30, 2000, Anvil and the Company reached agreement on a revised interpretation of certain sections of the heads of agreement dealing with the timing of cash distributions from BGL and the allocation of the funds between the two partners. The new interpretation allows Anvil credit for its 22.2% share of cash distributions from BGL, as cash proceeds are received by the Company. Prior to the new interpretation it was assumed that the heads of agreement called for proceeds to be credited only to the Company until such time as the Company's original investment had been recovered. Following the Company's recovery of its initial investment Anvil is to receive its share of subsequent distributions. Until this time all cash distributions will continue to be made directly to the Company. Upon receipt of the cash, the Company will credit Anvil with their share of the distribution and then apply the Anvil credit against the Company's note receivable from Anvil until such time as the note has been repaid in full. Based on the new interpretation the note receivable from Anvil has been credited with Anvil's 22.2% portion of all past cash disbursements from BGL to the Company, thereby reducing the note receivable balance to $2.6 million at September 30, 2000.

(11)  SUBSEQUENT EVENTS
      -----------------

At the end of September 2000, the American Stock Exchange (Amex) notified the Company that it intended to proceed with de-listing the Company's shares from the Amex. The Company appealed against the Amex determination and this appeal is expected to be heard by the Amex Committee on Securities in November with a decision expected in December. Trading on the Toronto Stock Exchange should not be affected by the ultimate Amex decision. The Company is utilizing the appeal period to review the alternatives available to the Company in the event that the appeal is unsuccessful and an alternative listing forum is required in the United States.

On October 12, 2000, the Company announced the results from the bulk sampling program undertaken by Guyanor and its joint venture partner, Rio Tinto Mining and Exploration, on the Dachine Diamond project in French Guiana. While diamonds were found to be present in the sampled material, Rio Tinto considered that they were not sufficient to justify additional work at this time. Rio Tinto withdrew from the joint venture but remains liable for environmental remediation. As a result of the disappointing results from the bulk sampling program and the subsequent withdrawal of Rio Tinto from the joint venture, the Dachine deferred exploration expenditures have been impaired as of September 30, 2000, however the Company is continuing to pursue other joint venture opportunities for the project.

On November 6, 2000, the Company and Barnex agreed to an extension of time until November 17, 2000 to complete the acquisition of Prestea. The acquisition would have been subject to the completion of due diligence, necessary funding, the negotiation of definitive agreements and the obtaining of necessary consents and approvals. On November 15, 2000, Barnex advised the Company that the Government of Ghana is seeking to abrogate the mining lease and related rights that Barnex has in Ghana. The Government has initiated discussions with Barnex regarding the payment of compensation, while Barnex has reserved its rights and is taking legal advice. The Company has not been advised formally by the Government and will be contacting senior Government officials to assess the situation and, once it has gathered all relevant information, will promptly make the decisions to deal with this situation that are in the best interests of its shareholders.

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

RESULTS OF OPERATIONS
---------------------

Overview

On September 30, 1999, the Company and Anvil Mining NL, an Australian company ("Anvil"), completed the acquisition of 70% and 20% respectively, of the common shares of Bogoso Gold Limited ("BGL"). The Government of Ghana retained its 10% equity interest in BGL. BGL is the owner of the Bogoso Mine, an operating gold mine in the Republic of Ghana, which the Company and Anvil intend to continue to operate. The initial purchase price for BGL was $6.5 million, which was funded by the Company from working capital and the proceeds from the August 24, 1999 offerings of convertible debentures, common shares and warrants. The acquisition agreement also provides for additional purchase price payments to the IFC (on behalf of the consortium of banks that sold BGL). The Company has accrued $6.4 million to reflect these future additional purchase price payments over the two years ending September 30, 2001, based on its estimate that, if the gold price averages $290 per ounce for the remainder of the Bogoso mine life, Golden Star and Anvil would have to pay the consortium of banks this amount as a purchase price adjustment. The Company and Anvil also acquired by way of assignment all the outstanding debt owed to the sellers, but because of the improbability that sufficient cash can be generated by BGL over the remaining life of the reserve base to repay any of the assigned outstanding debts, it was deemed appropriate by Anvil and the Company to assign no value to this receivable.

This acquisition is consistent with the Company's shift in focus away from being a pure exploration company, to becoming a production, development and advanced stage exploration company. Prior to September 30, 1999, the Company's focus was solely on the exploration and development (if warranted) of precious metal and diamond deposits within specific geological domains. The Company's results of operations, discussed below, include results of BGL for the three months and nine months ended September 30, 2000.

Three Months and Nine Months Ended September 30, 2000 compared to the Three Months and Nine Months Ended September 30, 1999

The Company incurred net losses of $1.7 million and $1.9 million for the third quarter and nine months ended September 30, 2000 respectively. These figures compare to losses of $20.4 million and $24.7 million in the third quarter and nine months of 1999. The losses in 1999 were mostly attributable to the impairment of deferred exploration expenses of $20.5 million in the third quarter and $23.7 million for the nine months ended September 30, 1999, while losses in 2000 include a $1.8 million non-cash impairment of the Dachine project in French Guiana.

Results for the third quarter and for the nine months of 2000 include operational activities of the Bogoso mine, which was acquired by the Company on September 30, 1999. The Bogoso operations contributed $7.7 million of revenues to the third quarter results and $25.2 million to the nine months results. Third quarter gold revenues were based on sales of 27,899 ounces at an average price of $277.02 per ounce. For the nine months gold sales totaled 89,448 ounces at an average price of $281.88 per ounce. Cash operating costs including royalties averaged $195.04 in the quarter and $191.04 for the full nine months. Mill feed grades averaged 2.60 grams per tonne for the nine months and 2.30 grams per tonne for the quarter.

As a result of the disappointing results from the bulk sampling program and the subsequent withdrawal of Rio Tinto from the joint venture, the Dachine deferred exploration expenditures have been impaired with a charge to operations of $1.8 million for the third quarter and for the nine months ended September 30, 2000. The Company is continuing to pursue other joint venture opportunities for the Dachine project.

For the nine months ended September 30, 2000, general and administrative expenditures decreased slightly to $2.3 million as compared to $2.4 million for the same period last year. Exploration expense for the third quarter increased to $0.2 million from $0.1 million last year. Even though exploration offices were closed in Africa and in Guyana, the lower level of exploration activity overall resulted in less costs being allocated to projects. Most of the Company's exploration projects are currently on a care and maintenance basis.

Third quarter and nine month 2000 interest expenses were $0.2 million and $0.7 million respectively, up from less than $0.1 million in both comparative periods of 1999. The increases in the 2000 periods are a result of interest on the convertible debentures (issued in August of 1999) and penalty interest as a result of the delay in registration of the Company's shares under the registration statement on Form S-3 with the SEC (for shares to be issued upon the exercise of warrants granted to brokers and lenders in June and August,
1999). The Form S-3 was declared effective by the SEC on July 26, 2000, and the penalty interest ceased as of that date. The increases in foreign exchange gains in the current periods are related to significant decreases in the value of the local currency during 2000 in Ghana where the Bogoso mine operates.

On August 11, 2000, the Company received regulatory approval to extend the expiration date of warrants to purchase a total of 761,650 common shares of the Company at an exercise price of $0.70, scheduled to expire on August 24, 2000, until the earlier of (i) February 24, 2001 or (ii) the 30th calendar day following the determination that the 10-day weighted average trading price of the common shares for any 10 consecutive trading days is greater than Cdn$1.22.

On August 3, 2000, the Company signed a letter of intent with Barnato Exploration Limited ("Barnex") and Western Areas Limited ("Western Areas") to acquire a 90% interest in the Prestea gold project in Ghana by purchasing a 90% interest in Barnex Prestea Limited. The Prestea property is located immediately to the south of the Bogoso mine, in which the Company acquired a 70% interest in September 1999. The total purchase consideration indicated in the letter of intent was $12 million. Negotiations have been ongoing between the Company, Barnex and Western Areas on the final commercial terms and the definitive agreements. On November 6, 2000, the Company and Barnex agreed to an extension of time until November 17, 2000 to complete the acquisition of Prestea. The acquisition would have been subject to the completion of due diligence, necessary funding, the negotiation of definitive agreements and the obtaining of necessary consents and approvals. On November 15, 2000, Barnex advised the Company that the Government of Ghana is seeking to abrogate the mining lease and related rights that Barnex has in Ghana. The Government has initiated discussions with Barnex regarding the payment of compensation, while Barnex has reserved its rights and is taking legal advice. The Company has not been advised formally by the Government and will be contacting senior Government officials to assess the situation and, once it has gathered all relevant information, will promptly make the decisions to deal with this situation that are in the best interests of its shareholders.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2000, the Company held cash and short-term investments of $ 2.6 million and working capital of $3.6 million compared to December 31, 1999 balances of $2.9 million and $6.0 million, respectively. The decrease in working capital is mostly related to the reclassifying of amounts due to lenders, from long term liabilities to current liabilities under terms of the loan agreements. Net cash provided by operating activities totaled $3.1 million for the nine months ended September 30, 2000, compared with net cash used in operating activities of $2.5 million in the first nine months of 1999. Cash generated by operations at the Bogoso mine, acquired in September 1999 was responsible for the improvement in cash from operations as compared to 1999. The Company also has $5.0 million in cash at September 30, 2000, which is restricted, in accordance with the BGL acquisition agreement, to be used for environmental rehabilitation at the Bogoso mine. The Company drew down $1.0 million from the restricted cash account in the second quarter and anticipates being able to draw down a further $1.0 million by December 31, 2000, to reimburse the Company for rehabilitation expenditures since the acquisition of BGL.

Cash used in investing activities for the nine months ended September 30, 2000 was $2.7 million as compared to $9.5 million for the nine months ended September 30, 1999. The 1999 figure includes cash used to acquire the Bogoso property and associated restrictions of cash for eventual reclamation and closure of the Bogoso mine. Spending on capitalized exploration was essentially unchanged in the nine months of 2000 versus the nine months of 1999, but $1.8 million was used in the current nine months for equipment at the Bogoso mine versus no spending in the same period of 1999 prior to the acquisition of the mine.

Cash used by financing activities amounted to $0.6 million for the nine months ended September 30, 2000 compared with cash provided by financing activities of $7.0 million for the corresponding period in 1999. Financing activities in the 2000 period included a $0.8 million repayment of the Omai project debt. The 1999 period included issuance of convertible debentures and common stock used to finance the Bogoso mine acquisition.

Under the terms of the purchase agreement between the Company, Anvil and the IFC, the Company and Anvil together were required to make a payment to the IFC on September 30, 2000 in the amount of $2.8 million. The amount of the payment was determined using a formula in the purchase agreement, which incorporates the average price of gold during the twelve months ended September 30, 2000. The Company paid the IFC $1.4 million on November 9, 2000, and has reached agreement with the IFC that the balance, plus interest at 10% per annum, is to be paid by December 22, 2000. The Company is currently in the process of negotiating a line of credit of $2.0 million from a financial institution that would allow fulfillment of this obligation, although there can be no assurance that its efforts will be successful.

Bogoso Gold Limited

Total capitalized exploration expenditures by BGL in Ghana for the third quarter and the first nine months of 2000 amounted to $0.4 million and $2.1 million, respectively (compared to nil in the third quarter and first nine months of 1999, prior to the Company's acquisition of BGL). These costs were primarily for additional drilling and other costs for the preparation of the feasibility study on the Bogoso sulfide mineralized material. With the current uncertainty as to the likelihood of the Prestea acquisition proceeding, it is expected that employee layoffs will be required at Bogoso, because the current plan at Bogoso projects oxide ore reserve mining to cease in the first half of 2001, although production of gold will continue from oxide ore stockpiles through to the end of 2001.

French Guiana (Guyanor Ressources S.A.)

Total capitalized exploration expenditures by Guyanor for the third quarter amounted to $0.1 million, offset by joint venture recoveries of $0.1 million (compared to expenditures of $0.4 million and joint venture recoveries of $0.2 million in the third quarter of 1999). Activities in French Guiana focused primarily on further work at Yaou and Dorlin, Dachine and Paul Isnard. General and administrative expenditures for Guyanor, which were not reimbursed by joint venture partners, amounted to $0.1 million for the quarter ended September 30, 2000 (compared to $0.2 million in the third quarter of 1999). The Company has committed to funding the operations of Guyanor through 2000.

Rio Tinto notified the Company at the end of the third quarter that their evaluation and bulk sampling of the Dachine diamond prospect in French Guiana had been completed. While diamonds were found to be present in the sampled material, Rio Tinto considered that they were not sufficient to justify additional work and evaluation at this time. Rio Tinto withdrew from the joint venture but remains liable for environmental remediation. As a result of the disappointing results from the bulk sampling program and the subsequent withdrawal of Rio Tinto from the joint venture, the Dachine deferred exploration expenditures have been impaired, with a charge to operations in the third quarter of $1.8 million. The Company is continuing to pursue other joint venture opportunities for the project.

Guyana

There were no capitalized exploration and acquisition expenditures in the third quarter of 2000 in Guyana compared to less than $0.1 million during the third quarter of 1999. Activities in Guyana during 2000 have focused primarily on the closing of the Guyana office (effective as of March 31, 2000), restructuring of the Guyana exploration activities and the recovery of cash for property bonds on projects abandoned with all related costs being expensed.

Suriname

Capitalized exploration expenditures in Suriname during the third quarter of 2000 focused primarily on the Gross Rosebel project. Total spending in Suriname in the third quarter was less than $0.1 million, or approximately the same as in the same period in 1999. The Gross Rosebel project is being maintained on a care and maintenance basis pending improved gold prices, the resolution of various technical matters and joint venture partner Cambior's future development plans.

Outlook

In prior years, the Company has relied primarily on the capital markets to fund its acquisitions, operations and exploration activities. Following the acquisition of BGL and its operating gold mine, effective September 30, 1999, the Company has a source of cash flow from mining operations through at least mid-2001, although it still has limited cash resources. The current market for gold shares continues to be weak and equity capital is difficult to obtain, but, as the Company demonstrated in 1999 through its capital raising activities (from the issuance of shares and convertible debentures), it is somewhat easier to raise funds to acquire producing mining assets compared with the challenge of raising capital primarily for exploration. The Company is projected to generate sufficient cash flow through the end of 2001 to cover its exploration obligations and general and administrative expenses, although if gold prices continue at the current depressed levels or fall lower, this will reduce the cash available to the Company and this may in turn result in further office closures and staffing cutbacks. Also, because of capital expenditures which will extend the economic mine life at Bogoso, the Company's cash position during the fourth quarter of 2000 is projected to be close to minimum operating levels. Additional capital will be required for major capital expenditures, development or acquisitions (including the funding of the Prestea acquisition, as discussed below). At September 30, 2000, the Company held consolidated cash and short-term investments of $2.6 million.

As noted above, the Company and Anvil will be required to make payments of the additional purchase price to the IFC (on behalf of the consortium of banks that sold BGL) over the next 12 months. This additional purchase price has been estimated at $6.4 million (7/9 payable by the Company and 2/9 payable by Anvil), of which $2.8 million was payable on September 30, 2000. The Company paid the IFC $1.4 million on November 9, 2000, and has reached agreement with the IFC that the balance, plus interest at 10% per annum, is to be paid by December 22, 2000. The Company is currently in the process of negotiating a line of credit of $2.0 million from a financial institution that would allow fulfillment of this obligation, although there can be no assurance that its efforts will be successful. Cash commitments, including scheduled purchase price payments to be made to the IFC and amounts due other financial institutions will negatively impact the Company's financial position and liquidity over the next 12 months. The Company is, and will continue, exploring various possibilities for raising capital, which might include, among other things, the establishment of additional joint ventures, the sale of property interests, debt financing and the issuance of new equity.

At the end of September 2000, the American Stock Exchange (Amex) notified the Company that it intended to proceed with de-listing the Company's shares from the Amex. The Company appealed against the Amex determination and this appeal is expected to be heard by the Amex Committee on Securities in November with a decision expected in December. Trading on the Toronto Stock Exchange should not be affected by the ultimate Amex decision. The Company is utilizing the appeal period to review the alternatives available to the Company in the event that the appeal is unsuccessful and an alternative listing forum is required in the United States.

As described in Footnotes 4 and 11 to the Company's Consolidated Financial Statements included herein, the Company had intended to acquire the Prestea property which lies immediately to the south of and adjoins the Bogoso property in Ghana. The Prestea property has open-pittable oxide mineralized material that the Company had intended to process through the Bogoso mill. Management expected that the acquisition of the Prestea property would have extended the life of Bogoso by up to six years. With the current uncertainty as to the likelihood of the Prestea acquisition proceeding, it is expected that employee layoffs will be required at Bogoso, because the current plan at Bogoso projects mining to cease in the first half of 2001, although production of gold will continue from oxide ore stockpiles through to the end of 2001.

New Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective commencing January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June, 2000, the FASB issued Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133 (FAS 138), under which certain hedging activities could be excluded from the accounting requirements of FAS 133 provided they meet certain criteria to qualify as normal purchase and sale transactions. The Company is in the process of determining the impact that applying FAS 133 and FAS 138 may have on its results of operations and financial position and the effects of adopting the new standards are not reasonably determinable at this time.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements that provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company believes that its existing revenue policies are in compliance with this pronouncement and does not anticipate changes in its revenue accounting policy or procedures when SAB 101 is adopted in the fourth quarter of 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The Company's exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on the Company's investment portfolio, changes in foreign currency exchange rates and commodity price fluctuations. The Company also has various agreements that are classified as derivative financial instruments.

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

Foreign Currency Exchange Rate Risk

The price of gold is denominated in US dollars and the majority of the Company's revenues and expenses are denominated in US dollars. As a result of the limited exposure, management considers that the Company is not exposed to a material risk as a result of any changes in foreign currency exchange rate changes, so the Company does not utilize foreign exchange risk sensitive instruments to manage its exposure.

Commodity Price Risk

The Company is engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold bullion is the Company's primary product and, as a result, changes in the price of gold could significantly affect the Company's results of operations and cash flows. According to current estimates, a $25 per ounce change in the price of gold could result in a $2.9 million (annual) effect on the results of operations and cash flows. The Company currently does not have a program for hedging, or to otherwise manage its exposure to gold price risk. The Company may in the future manage its exposure through appropriate hedging programs.

Derivative Financial Instruments

The Company entered into various agreements in relation to the acquisition of BGL that may be classified as derivative financial instruments. The Company and Anvil will be required to make additional future payments to the consortium of banks. The amount of the future payments is depending on the average price of gold over a two year period following September 30, 1999 and upon the potential acquisition of ore in Ghana outside the region of BGL's mining interests. The gold price related payments are due as to 50% one year after closing and 50% at the earlier of production of gold ceasing or the second anniversary after closing. These payments are equal to the product (in US dollars) of 183,333 and the amount, if any, that the average daily gold price (in US dollars in the London Bullion Market Association p.m. gold fix) over the period from closing to the payment dates exceeds $255 per ounce. Such payments are capped at $10.0 million in total. The Company has accrued $6.4 million, based on its estimate that, if the gold price averages $290 per ounce for the remainder of the Bogoso mine life, Golden Star and Anvil would have to pay the consortium of banks this amount as a purchase price adjustment. The payment due on the first anniversary of the acquisition will be non-refundable and credited against any payment due on the second anniversary. The Company is depleting this amount over production from proven and probable reserves. The actual amount of the additional purchase price cannot be determined as it could be significantly impacted by changes in the price of gold. The Company is also required to make production related payments to the provider of the credit facility arranged for, but not used, to effect the acquisition of BGL. The Company is required to pay $0.3 million for every 12-month period that BGL produces over 75,000 ounces of gold. Based on proven and probable reserves and gold production to date, the Company has accrued $0.5 million (for two years' production) and is depleting this amount over production from proven and probable reserves. This payment extends over six years and is capped at $1.3 million.


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits

     27   Financial Data Schedule

(b)  Reports filed on Form 8-K during the quarter ended September 30, 2000

     None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GOLDEN STAR RESOURCES LTD.




                                  By: /s/ Peter J. Bradford
                                      ------------------------------------------
                                      Peter J. Bradford
                                      President and Chief Executive Officer

                                  By: /s/ Allan J. Marter
                                      ------------------------------------------
                                      Allan J. Marter
                                      Vice President and Chief Financial Officer

November 20, 2000