Form 10-K
period 2000-12-31
GOLDEN STAR RESOURCES LTD
filed 2001-04-16
CIK 903571

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 2000
                        Commission file number 1-12284

                          GOLDEN STAR RESOURCES LTD.
            (Exact Name of Registrant as Specified in Its Charter)


Canada                                             98-0101955
(State or other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

10579 Bradford Road, Suite 103
Littleton, Colorado                                80127-4247
(Address of Principal Executive Office)            (Zip Code)

                                (303) 830-9000
             (Registrant's telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

                                                   Name of Exchange
          Title of Each Class                      on which Registered
          -------------------                      -------------------
          Common Shares                            Toronto Stock Exchange
                                                   OTC Bulletin Board

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form l0-K. ______

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately Cdn $26.3 million as of April 12, 2001, based on the closing price of the shares on the Toronto Stock Exchange of Cdn. $0.69 per share.

Number of Common Shares outstanding as at April 12, 2001: 38,088,988


                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's 2001 Proxy Statement and Information Circular for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference into Part III hereof.

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

Financial information is presented in accordance with accounting principles generally accepted in Canada. Differences between accounting principles generally accepted in the United States and those applied in Canada, as applicable to the Registrant, are explained in Note 15 to the Consolidated Financial Statements.

                                      (i)

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains "forward-looking statements" within the meaning of the United States securities laws. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, capital expenditure, exploration efforts, financial needs, and other information that is not historical information. The forward-looking statements contained herein are based on Golden Star's current expectations and various assumptions as of the date such statements are made. Golden Star cannot give assurance that such statements will prove to be correct. These forward-looking statements include statements regarding:

     . the impact that the Bogoso mine may have on our future liquidity, cash flows, financial requirements, operating results and capital resources

     .    the operational and financial performance of the Bogoso mine

     .    targets for gold production

     .    cash operating costs and expenses

     .    percentage increases and decreases in production from the Bogoso mine

     .    schedules for completion of feasibility studies

     .    potential increases or decreases in reserves and production

     . the timing and scope of future drilling and other exploration activities

     . expectations regarding receipt of permits and commencement of mining or production

     .    anticipated recovery rates, and

     .    potential acquisitions or increases in property interests.

Factors that could cause our actual results to differ materially from these statements include, but are not limited to, changes in gold prices, the timing and amount of estimated future production, unanticipated grade changes, unanticipated recovery problems, mining and milling costs, determination of reserves, costs and timing of the development of new deposits, metallurgy, processing, access, transportation of supplies, water availability, results of current and future exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, joint venture relationships, availability of materials and equipment, the timing of receipt of governmental approvals for new permits or renewal of permits, capitalization and commercial viability, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, labor disputes, delays in start-up dates, environmental costs and risks, local and community impacts and issues, and general domestic and international economic and political conditions. See the factors set forth under the caption "Risk Factors" in Item 1 of this Form 10-K.

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

Incorporation

Golden Star Resources Ltd. ("Golden Star" or the "Company" or "we") was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation of South American Goldfields Inc., a corporation incorporated under the federal laws of Canada, and Golden Star Resources Ltd., a corporation originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd. Concurrent with the amalgamation, the common shares of the Company were consolidated on a one-for-two basis. All references to "common shares" in this document mean the common shares of the Company after the amalgamation and the share consolidation. The fiscal year of the Company ends on December 31 of each year.

The head office of the Company is located at 10579 Bradford Road, Suite 103, Littleton, Colorado 80127-4247, and the registered and records office is located at 19th Floor, 885 West Georgia Street, Vancouver, British Columbia, Canada V6C 3H4.

In this report, unless the context indicates otherwise, the term the "Company" refers to the Company together with all its subsidiaries.

Overview

The Company is an international mining and exploration company with a diverse portfolio of projects. The Company's core focus is on the acquisition, development, operation and, where appropriate, the exploration of gold mining projects.

As at April 2, 2001, the Company's interest in gold production was in the form of (i) a 70% equity interest in Bogoso Gold Limited, a company incorporated under the laws of Ghana ("BGL") and the owner and operator of the Bogoso gold mine in Ghana (the "Bogoso Mine") (see "Item 2. Description of Properties - The Bogoso Gold Mine") and (ii) a 30% common share equity interest in Omai Gold Mines Limited, a company incorporated under the laws of Guyana ("OGML") and the owner and operator of the Omai gold mine in Guyana (the "Omai Mine"). (See "Item 2. Description of Properties - The Omai Gold Mine").

The Company continues to hold several exploration stage gold and diamond projects which were acquired in past years when the Company's main focus was on exploration. While most of these projects are now on a care and maintenance basis, work is continuing on the two most promising properties. The Company is continuing to work on the Gross Rosebel gold project, an advanced stage exploration property in Suriname in South America, although this property was on care and maintenance through 1999 and 2000, and the Company is actively exploring the Paul Isnard gold project in French Guiana, with funding provided by a senior mining company.

Business Strategy

Faced with a continuing low gold price environment and the difficulty in raising funds from the equity markets for pure exploration, management decided in 1999 to change its business strategy from a pure exploration company to a production, development, and advanced stage exploration company. The first step in the implementation of this new strategy was the September 1999 acquisition of the Bogoso Mine. The Bogoso acquisition has provided the Company with a source of internally generated cash flow from the mining and processing of near-surface oxide gold ores.

Since purchasing the Bogoso Mine, the Company's immediate focus has shifted to the acquisition of additional oxide gold reserves in the immediate vicinity of the Bogoso Mine, which could be processed through the Bogoso mill once the Bogoso mine reserves are exhausted in late 2001. Several zones of near-surface, oxide gold mineralization are known to exist within truckable distance of the Bogoso mill and efforts to evaluate and acquire several of these potential resources are currently underway. In addition, we are nearing completion of a feasibility study to assess the potential of a sulfide gold ore operation to treat the sulfide gold ores located on and around the Bogoso Mine.

On April 4, 2001, the Company announced that it had entered into an agreement to acquire Anvil's 20% equity interest in BGL in return for the issuance of 3,000,000 common shares of Golden Star.

A second objective of the Company's current business plan is to bring Gross Rosebel, our most promising advanced stage exploration project into the development stage. In this regard, the Company and its 50/50 joint venture partner, Cambior Inc., of Canada ("Cambior"), have in 2000, completed a new pre-feasibility study and plan to complete a bankable feasibility study by the end of 2001. Meetings were held with the Government of Suriname in December 2000 to discuss the results of the 2000 pre-feasibility study and the assumptions made in the preparation of the study that are under the Government's control and would ensure an efficient and productive operation. The main element is the availability of sufficient hydro-power at a reasonable price. See "Item 2. Description of Properties" for a more detail description of the Gross Rosebel project.

Gold exploration is still an element of the Company's strategy, although it has not been management's top priority over the last three years due to the difficulty of raising funds, at attractive prices, solely for exploration. While field exploration spending proceeded only at Paul Isnard and Dachine and in areas around the Bogoso Mine during 2000, to preserve cash, most of our early and intermediate stage projects have been placed on care and maintenance awaiting a more favorable environment for gold exploration and development. Other projects have been abandoned. In 2000, the Company terminated its option agreement for the Ndori project in Kenya and our Kenyan office was shut down. Our regional office in Ivory Coast was closed as well although management has decided to maintain title to the mineral rights at the Tortiya and Tanda projects which it will manage from Ghana. We have terminated our option agreements for the acquisition of the Abacaxis and Andorinhas projects in Brazil and our office in Brasilia is scheduled for closure in 2001.

In the future, as part of its new strategy, the Company intends to act more often as operator of its own discoveries although, to improve shareholder benefits, it may still decide, given the nature and size of a project and its mineralized material, to joint venture projects to larger mining companies that have the technical skills and financial resources to develop and operate large modern mining operations. The Company continues to pursue new opportunities and may, if warranted, make selective additional acquisitions of promising properties.

In view of the current gold market environment, the Company intends to continue to focus on transactions that offer the potential to provide cash flow to fund operations, exploration and development. Various transactions that may be considered include acquisitions of production or development stage mining projects, particularly those opportunities which may exist in the Company's geographical areas of expertise. Transactions involving mergers with other mining companies may also be considered. The Company's business strategy is dependent on the availability of adequate capital (see "Risk Factors - We currently have limited liquidity and capital resources".)

Reserves

The following table presents currently reported reserves for the Bogoso Mine. Reserves for the Bogoso Mine have been estimated by BGL. See "Item 2. Description of Properties" for a description of the Bogoso Mine and "Risk Factors" for a discussion of factors that could affect the following reserve estimate. The Company has not included reserve details with respect to the Omai Mine (30% owned by the Company through its common share equity interest in OGML) as it is considered unlikely that the Company will receive any cash distribution in connection with its common share equity interest in OGML.

                            BOGOSO MINE RESERVES/1/
                             at December 31, 2000

------------------------------------------------------------------------------------------
     Project             Tonnes    Gold Grade    Contained Ounces      Contained Ounces
                         (100%)        g/t            (100%)        (Golden Star 's share)
------------------------------------------------------------------------------------------
Proven Reserves         2,445,000      2.2           170,700                   119,500
Probable Reserves          20,000      2.5             1,600                     1,100
                        ---------      ---           -------                   -------
Total                   2,465,000      2.2           172,300                   120,600

(1) BGL has reported its Proven and Probable Reserves for year-end 2000 using a $280 gold price. The reserves are those ore tonnages contained within economically optimized pit envelopes, designed for the oxide and transition resources, and using current and predicted mine operating costs and performance parameters. BGL's Proven and Probable Reserves at December 31, 2000 are compared to Proven and Probable Reserves at December 31, 1999 of
     3.26 million tonnes at an average grade of 2.2 g/t, representing approximately 0.229 million ounces of gold.

The definitions of Proven and Probable Reserves (see glossary of terms) are those prescribed for use in the United States by the Securities and Exchange Commission and set forth in SEC Industry Guide 7. These definitions are substantially the same as those applied in Canada as set forth in National Instrument 43-101.

Mineralized Material

Mineralized material has been estimated by the Company or by Cambior, our partner in various properties, as indicated below. See "Item 2. Description of Properties" for a description and report of mineralized material for each property and see "Risk Factors" below for a discussion of factors that could affect the estimates of mineralized material.

Mineralized material does not represent reserves and has not been included in the Proven and Probable Reserve estimates above. Even though drilling and trenching indicate sufficient tonnage and grade to warrant further exploration or development expenditures, the mineralized material does not qualify under the United States Securities and Exchange Commission standards as being commercially minable until further drilling, metallurgical work and other economic and technical feasibility factors based upon such work are resolved. The Company reports mineralized material only if the potential exists for reclassification to reserves following additional drilling and/or final technical, economic, and legal factors have been determined for the project.


                            MINERALIZED MATERIAL/1/
                             at December 31, 2000

--------------------------------------------------------------------------------------
                                     Tonnes             Tonnes              Gold Grade
          Project                    (100%)      (Golden Star 's share)        g/t
--------------------------------------------------------------------------------------
Bogoso (oxide and transition)/1/    1,947,000          1,362,900               2.4
Bogoso (sulfide)/1/                11,291,000          7,903,700               3.4
Gross Rosebel/2/                   25,166,000         12,583,000               1.7
Yaou and Dorlin/2/                 13,800,000          6,900,000               2.1
Paul Isnard/3/                      6,178,000          4,485,000               2.8

(1) Estimates reflect mineralized material in stock piles or within open pits designed using a $300 per ounce gold price and geologic, economic and design constraints that the Company believes are realistic. See "Item 2. Description of Properties" for more detail information on each project.

(2) Results reported by Cambior as of December 31, 2000 and based on a $300 gold price.

(3) Results estimated by the Company in February 1999 and based on a $325 gold price

Certain Significant Events and Recent Developments

On August 24, 2000 the Company entered into a Letter of Intent with Barnato Exploration Limited ("Barnex") to acquire their rights to the Prestea Property in Ghana which adjoins the southern boundary of the Bogoso Mine. On October 25, 2000 the Government of Ghana advised Barnex of its decision to abrogate Barnex's rights to the Prestea Property. The letter of intent was subsequently allowed to expire on October 31, 2000. On November 1, 2000 the Government of Ghana granted a mining lease over the Prestea Property to Prestea Gold Resources Limited. Barnex has reserved their rights in the matter and the Company continues to negotiate with Barnex, Prestea Gold Resources Limited and the Government of Ghana to effect an agreement that would give the Company access to mine on the Prestea Property. The mineralized material contained within optimized open pits on the Prestea Property is estimated to be sufficient to provide mill feed for the Bogoso mill for several years into the future.

On October 12, 2000, the Company and Guyanor Ressources S.A., the Company's 73% owned subsidiary, ("Guyanor") announced the results from the bulk sampling program undertaken by Guyanor and its joint venture partner Rio Tinto Mining and Exploration Limited ("Rio Tinto") on the Dachine diamond project in French Guiana. The results were considered disappointing and, as a result, Rio Tinto decided to withdraw from the project and terminate the joint venture (See
"Item 2. Description of Properties - Dachine".)

On January 10, 2001, the Company and Guyanor announced that a Heads of Agreement had been concluded between Guyanor and Rio Tinto with respect to the Paul Isnard gold project in French Guiana. Under the terms of the agreement, Rio Tinto can earn a participating interest of up to 70% in a joint venture relating to the Paul Isnard property by spending a total of $9.0 million on exploration and development on the Paul Isnard property (See "Item 2. Description of Properties-Paul Isnard".)

On January 17, 2001, Rio Tinto purchased by way of private placement 500,000 common shares of Golden Star at a price of $2.00 per common share for total proceeds of $1,000,000. The Company has committed to lend the full $1.0 million to Guyanor. Of the $1.0 million total, $0.75 million will be used to fund a work program on the Paul Isnard gold project and the remaining $250,000 will be used to partially fund the cost of a re-organization of Guyanor aimed at reducing ongoing costs.

The Company's shares were de-listed from the American Stock Exchange (Amex) on January 26, 2001, following several appeals and extended discussions between the Company's management and the Amex. The Amex noted the Company's stock price trading below one dollar per share, continuing losses and total shareholder equity below the Amex minimum, on a U.S GAAP basis, as the reasons for their decision.

The Company continues to trade on the Toronto Stock Exchange under the symbol GSC and also trades on the NASDAQ Over-the-Counter Bulletin Board under the symbol GSRSF.

On April 4, 2001, the Company announced that it had entered into an agreement to acquire Anvil's 20% equity interest in BGL in return for the issuance of 3,000,000 common shares of Golden Star.

Employee Relations

As at April 2, 2001, the Company and its subsidiaries had a total of approximately 573 full-time employees and contractors, a 10% reduction from the 634 people employed at the end of 1999. Seven employees are based at the headquarters in Littleton, Colorado. Approximately 389 full-time employees and 164 full-time contractors are working for BGL in Ghana. Those BGL employees entitled to join a union were organized during the year and a Collective Bargaining Agreement that sets out the conditions of service for the 305 union employees was negotiated and finalized on November 17, 2000. (See "Item 1. Risk Factors - Certain employees' rights at BGL could have an adverse effect on our financial condition and results of operation.") As at April 2, 2001, Guyanor employed 19 full-time employees in French Guiana and the Company employed 42 employees in Suriname.

RISK FACTORS

READERS SHOULD CAREFULLY CONSIDER THE RISK FACTORS SET FORTH BELOW.

We currently have limited liquidity and capital resources.
----------------------------------------------------------

We have limited financial resources. As at December 31, 2000, we held cash and short-term investments of approximately $1.0 million as compared to cash and short-term investments of $2.9 million as at December 31, 1999.

The Company's only internal source of finance is operational cash flows from the Bogoso Mine which is nearing the end of its reserves. Mining activity is now expected to cease by mid-2001. Stockpiled ores will then allow continued operation of the mill into early 2002. The Company's ability to continue as a going concern after 2001 is dependent on its ability to discover or acquire additional ore reserves for the Bogoso Mine. The Company is currently carrying out exploration and is in advanced negotiations to acquire the Prestea Property. Additional funding would be required for the acquisition of the acquisition of the Prestea Property. While the Company is currently engaged in negotiations for the acquisition of the Prestea Property and its financing, there is no assurance that the acquisition will be successful or that funding can be obtained. The current market for gold shares is weak and equity capital is difficult to obtain.

In addition to funds required to acquire additional reserves, the execution of our business strategy going forward will require significant expenditures, including debt service on $3.9 million aggregate principal amount of our 7.5% subordinated convertible debentures. These expenditures may exceed revenues and free cash flows generated by BGL and our other operations and could affect our ability to make future distributions on our common shares. We have not, however, made distributions on our common shares since our inception and do not presently intend to make future distributions.

Historically low gold prices during the past four years have adversely affected our ability to obtain financing and therefore our ability to develop our current portfolio of properties. If these conditions continue to exist for an extended period of time, we may, in the future, be unable to continue our operations and fulfill our obligations under our agreements with our partners or under our permits and licenses. We cannot assure you that in the future we will be able to obtain adequate financing on acceptable terms. If we are unable to obtain additional financing, we may need to delay or indefinitely postpone further exploration and development of our properties. As a result, we may lose our interest in some of our properties and may be forced to sell some of our properties.

The loss of any of our interests in exploration and mining properties would give rise to write-offs, under Canadian GAAP, of any capitalized costs and this would negatively impact the results of operations. The impact would also be shown in reduction of assets in our balance sheet, which in turn may reduce our ability to raise additional funds through equity or debt sources.

Our common shares have been de-listed from the American Stock Exchange.
-----------------------------------------------------------------------

The Company's shares were de-listed from the American Stock Exchange (Amex) on January 26, 2001, following several appeals and extended discussions between the Company's management and the Amex. The Amex noted the Company's stock price trading below one dollar per share, continuing losses and total shareholder equity below the Amex minimum, on a U.S. GAAP basis, as the reasons for their decision. Although we have not experienced an immediate, direct impact on our financial position, results of operations and liquidity as a result of the de-listing, we may, in the longer term, have more difficulty to raise funds in the US market. Golden Star stock continues to trade on the Toronto Stock Exchange as well, under the symbol GSC. The Company now trades on the NASDAQ Over-the-Counter Bulletin Board under the symbol GSRSF. Delisting from the Amex has triggered penalties on 1.5 million outstanding warrants. The warrants were issued with the agreement that if our stock was to be delisted from the Amex and not subsequently relisted on either the New York Stock Exchange, the NASDAQ National Market or the NASDAQ Smallcap Market, cash payments and other remedies would be made available to the holders of the warrants. At this time our stock does not qualify for listing on these three exchanges thus triggering the penalties.

The penalties include cash payments to the warrant holders equal to 3% per month of the aggregate value of the shares underlying the warrants, which would cost approximately $19,000 per month. We are now in discussions with the warrant holders in an attempt to resolve the penalty situation and as a result the warrant holders have agreed to defer any penalty payments until the end of April 2001.

If we are required to pay this penalty for more than six months, the warrant agreement would then require us to repurchase the warrants (or if the warrant holders elect to exercise the warrants, to repurchase the warrant holders' common stocks at a premium over the fair market value of our common shares). Payment of the penalties and repurchase of the warrants (shares) would adversely impact our financial condition, results of operations and liquidity.

If our common shares were deemed to be a "penny stock," the level of trading
----------------------------------------------------------------------------
activity in our common shares could be reduced and its marketability affected.
------------------------------------------------------------------------------

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on specified national securities exchanges or quoted on the National Association of Securities Dealers, Automated Quotation System (NASDAQ) or the Amex. Our shares are not presently subject to the penny stock rules because of exemptions relating to registration and the level of our net tangible assets.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules (including the case of an unsolicited trade), to deliver to its customer a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with the following:

     .    current bid and offer quotations for the penny stock

     . the compensation of the broker-dealer and its salesperson in the transaction

     . the broker-dealer must disclose if it is the sole market maker and its presumed control over the market in this case, and

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

Declines in the price of gold have an adverse effect on our stock price and
---------------------------------------------------------------------------
business plan.
--------------

The price of our common shares and our business plan have been and may in the future be significantly adversely affected by declines in the price of gold. Gold prices often vary widely and are affected by numerous factors beyond our control, such as the sale or purchase of gold by various central banks and financial institutions, inflation or deflationary conditions, fluctuation of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold-producing countries throughout the world. The following table sets forth for the last ten years the high and low selling prices of gold:

        Year              High              Low
        ----              ----              ---
        1991            $403.20           $344.30
        1992            $359.30           $329.70
        1993            $407.00           $326.30
        1994            $398.00           $370.60
        1995            $395.40           $371.20
        1996            $414.70           $368.00
        1997            $360.00           $283.00
        1998            $314.70           $275.60
        1999            $324.50           $253.00
        2000            $312.70           $263.80

The closing trading price per ounce of gold quoted by the New York Commodities Exchange on April 2, 2001 was $255.50.

We continue to experience substantial losses.
---------------------------------------------

We have reported net losses of $14.9 million in 2000, $24.4 million in 1999, $22.2 million in 1998, $26.6 million in 1997, and $7.8 million in 1996 and may continue to incur losses in the future. Future operating losses may make financing our operations and our business strategy, or raising additional capital, difficult or impossible, materially and adversely affecting our operations.

We may not be able to extend the life of the Bogoso Mine beyond existing
------------------------------------------------------------------------
reserves.
---------

At April 1, 2001, existing oxide and transition reserves at the Bogoso Mine were expected to be sufficient to continue mining operation until the third quarter of 2001, with processing operations and gold production continuing from stockpiles into early 2002. There can be no assurance at this time however that the treatment of transition reserves will be as efficient as we anticipate. While we have extended the mine life during 2000 through the discovery of additional oxide reserves (which are presently being mined), the potential within the property to discover additional oxide mineralized material and establish reserves is limited. Actual results from mining and processing existing reserves or mill feed may also differ materially from historical production rates and costs. Any of these factors could result in our inability to generate sufficient cash flow to cover our operating and exploration expenses on the Bogoso Mine, which would adversely affect our financial liquidity and results of operations and our ability to make distributions on our common shares.

Exploration is ongoing at the Bogoso Mine and in surrounding areas to identify reserves to extend the life of the mine and investigations are underway into alternative sources of ore, such as further transitional mineralization and lower grade stockpile. In addition, based on the results of an internal pre-feasibility study on the sulfide mineralization at the Bogoso Mine, the Company performed additional drilling to increase the open pittable sulfide mineralized material and is close to finalizing a bankable-quality feasibility study. It is currently estimated that the study should be completed in the second quarter of 2001. The Company is also actively pursuing opportunities in the region that could expand the life of the existing oxide operation at the Bogoso Mine and has concluded a number of option agreements on nearby properties during 1999 and 2000. Exploration at these properties in ongoing.

The technology and cost of production of sulfide mineralized material at the
----------------------------------------------------------------------------
Bogoso Mine may prove infeasible or uneconomic to warrant processing the
------------------------------------------------------------------------
material.
----------

While sulfide mineralized material exists on the Bogoso Mine, the technology used by previous owners to process sulfide ore proved unsuccessful. While the internal pre-feasibility study was positive and we are in the process of completing a feasibility study of processing sulfide mineralized material using other proven technology, there can be no assurance this would become feasible under any circumstances.

If we determine that mining of sulfide mineralized material is feasible, we would need to confirm sufficient reserves of sulfide ore to justify establishing a sulfide operation. There is no assurance that sufficient reserves exist, or can be established. Furthermore, mining and processing of sulfide ore would require significant amounts of capital necessary for the design and construction of a sulfide operation. We do not currently have access to this capital and funding may be unavailable, whether from internal or external sources, in the necessary amounts and on acceptable terms, or at all.

Our obligations may strain our financial position and impede our business
-------------------------------------------------------------------------
strategy.
---------

We have total debts and liabilities as of December 31, 2000 of $19.0 million, including the amount outstanding under our convertible debentures, amounts payable to financial institutions, the environmental rehabilitation liability and other payables. This indebtedness may have important consequences, including the following:

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

     . limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

     . placing us at a disadvantage when compared to our competitors that have less debt relative to their capitalization.

We may have insufficient funds available to service our obligations under our
-----------------------------------------------------------------------------
debentures after the anticipated mine life at the Bogoso Mine expires.
----------------------------------------------------------------------

We may experience difficulties in satisfying our obligations under our debentures because the mine life at the Bogoso Mine is expected to be shorter than the term of the debentures. Currently, we anticipate production from the Bogoso Mine to continue until early 2002, while the term of the debentures is five years, maturing in August 2004. If we are unable to extend the mine life beyond its anticipated usefulness or are not successful in generating sufficient free cash flow from other operations or sources, our ability to repay amounts outstanding under the debentures would be materially and adversely affected.

As a holding company, our operations are dependent on the ability of our
------------------------------------------------------------------------
subsidiaries and joint ventures to make distributions to us.
------------------------------------------------------------

We are a holding company that conducts a significant amount of our operations through foreign (African and South American) subsidiaries and joint ventures, and substantially all of our assets consist of equity in such subsidiaries and joint ventures. Accordingly, we are and will be dependent on our ability to obtain funds from our subsidiaries and joint ventures to fund our operations and to potentially make distributions to our stockholders.

Ghanaian tax implications of the BGL acquisition could affect our cash flow
---------------------------------------------------------------------------
projections.
------------

We believe that there were no negative Ghanaian tax implications of the acquisition of BGL for the Company, and that the Government of Ghana will come to the same conclusion, but there can be no assurance of this. If we were subject to taxation on the Bogoso acquisition by the Ghanaian government, it could materially and adversely affect our cash flow projections.

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

Our mining operations and exploration activities in Ghana will be subject to extensive regulation governing various matters, including:

          .  licensing            .  development
          .  production           .  exports

          .  taxes               .  labor standards
          .  water disposal      .  occupational health and safety
          .  toxic substances    .  environmental protection
          .  mine safety

Compliance with these regulations increases the costs of the following:

          .  planning            .  developing
          .  designing           .  constructing
          .  drilling            .  mine and other facilities closure
          .  operating

We believe that our operations and activities are currently in substantial compliance with current laws and regulations. However, these laws and regulations are subject to frequent change. For example, the Ghanaian government has recently adopted new, more stringent environmental regulations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation or interpretation of these laws and regulations could have a material adverse impact on us, cause a reduction in levels of production and delay or prevent the development or expansion of our properties in Ghana.

Government regulations limit the proceeds from gold sales that may be withdrawn from Ghana. Changes in regulations that increase these restrictions would have a material adverse impact on the Company as the Bogoso Mine will be our principal source of cash.

We are subject to fluctuations in currency exchange rates.
----------------------------------------------------------

We conduct all of our exploration and development in countries other than Canada and the United States. Our two most recent equity financing transactions were in United States dollars but our funding has historically been through equity financing transactions completed in Canada and in Canadian currency. We currently maintain all or the majority of our working capital in United States dollars or United States dollar denominated securities and convert funds to foreign currencies as payment obligations become due. In addition, we currently have future obligations which are payable in French francs and receivables collectible in French francs. Finally, a significant portion of the operating costs at the Bogoso Mine is based on the Ghanaian currency, the Cedi. BGL is required to convert only 20% of the foreign exchange proceeds that BGL receives from selling gold into Cedis, but the Government of Ghana could require BGL to convert a higher percentage of such sales proceeds into Cedis in the future.

We currently do not actively hedge against currency exchange risks. Accordingly, we are subject to fluctuations in the rates of currency exchange between the United States dollar and these currencies, and such fluctuations may materially affect our financial position and results of operations.

The Government of Ghana has the right to participate in the ownership and
-------------------------------------------------------------------------
control of BGL.
---------------

The Ghanaian government currently has a 10% carried interest in BGL. The Ghanaian government also has the right to acquire an additional 20% equity interest in BGL for a price to be determined by agreement or arbitration. There can be no assurance that the government will not seek to acquire an additional equity interest in the mine, or as to the purchase price that the Government of Ghana would pay for any additional equity interest. A reduction in our equity interest could reduce our income or cash flows from BGL and amounts available for reinvestment or distribution. (See "Item 2. Description of Properties - The Bogoso Gold Mine - Government of Ghana Special Rights".)

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

In the past, we have had to revise estimates of mineralized material disclosed with respect to two of our projects. During the planning for additional exploration work on these projects, it became apparent that the Company may not have consistently applied industry and reporting standards in arriving at its estimates and that additional controls were required. Consequently, we disclosed new, revised estimates and put controls in place in the third quarter of 1998 to address deficiencies in past estimation methods. These new controls and procedures reflect standards adopted by the Toronto Stock Exchange. The controls call for an internal or external review of all estimates (prepared by the Company) of mineralized material and reserves by a qualified person recognized professionally as competent for this type of review. Under our new policy, it is only after the review that estimates of mineralized material and reserves may be disclosed. These controls are aimed at insuring that our estimates of mineralized material and reserves are made in accordance with the best practices in the industry. We cannot, however, guarantee that revisions to our estimates will not be required in the future.

Other things being equal, declining gold prices reduce our preexisting estimates
--------------------------------------------------------------------------------
of mineralized material and reserves and can result in delays in development
----------------------------------------------------------------------------
until we can make new estimates using lower gold prices and determine new
-------------------------------------------------------------------------
potential economic development options under the lower gold price assumptions.
------------------------------------------------------------------------------

As a result of a continued decline in world gold prices, we have had to reduce the estimates of our mineralized material and reserves on various properties over the last two years. These reductions reflect our decision to re-estimate our mineralized material and reserves using significantly lower gold prices. If gold prices continue at current levels or decline further we may initiate additional significant write-downs of these mineralized material and reserves.

In addition, because of lagging gold prices there may be a postponed development of the Gross Rosebel project in Suriname. Should gold prices remain at their current levels or decline further for an extended period, we may further postpone development at Gross Rosebel until such time as alternative development options involving other technologies or smaller scale operations can be defined and determined by both the Company and its joint venture partner to be feasible under lower gold price assumptions.

Recent low gold prices may require a hedging program against gold production at
-------------------------------------------------------------------------------
the Bogoso Mine.
----------------

BGL is constantly reviewing whether or not, in light of the potential for gold prices to fall further, it would be appropriate to establish a hedging program against the production of gold to protect the Company against further gold price decreases, but to date, BGL and the Company have not decided to implement such a program. The implementation of any hedging program may not, however, serve to protect adequately against declines in the price of gold. In addition, if unsuccessful, the costs of any hedging program may further deplete BGL's financial resources.

Although a hedging program may protect us from a decline in the price of gold, it may also prevent us from benefiting fully from price increases. For example, as part of a hedging program, we may be obligated to sell gold at a price lower than the then-current market price.

The price of gold may impact the purchase price for the Bogoso Mine.
--------------------------------------------------------------------

As part of the initial cost of the BGL acquisition, the Company and Anvil agreed to make additional future payments to a consortium of banks led by the International Finance Corporation ("IFC") and Deutsche Investitions und Entwicklungsgeselleschaft mbH ("DEG"), the sellers of BGL (collectively the "Sellers"). The amount of the future payments is to be determined by the average price of gold over the two years following the September 30, 1999 acquisition and upon the potential acquisition of reserves in Ghana outside of the region of BGL's mining interests. These additional payments are capped at $10 million in total.

The gold price related portion of future payments is determined by a formula, which is equal to the product of 183,333 times the amount by which the average price of gold over the two-year period following the acquisition exceeds $255 per ounce. The average price is based upon the London Bullion Market Association p.m. gold fix. Payment is due on the earlier of production of gold ceasing or the second anniversary after closing. The Company originally, in the fourth quarter of 1999, accrued $6.4 million for the future payments, based on its estimate that the gold price would average $290 per ounce for the remainder of the Bogoso Mine mine-life. The $6.4 million future payment was included in total BGL acquisition costs.

From September 1999 to December 2000 gold prices averaged less than the original estimate of $290 per ounce, and continued to trend downward during most of 2000 reaching prices between $260 and $265 per ounce by the end of 2000. Given this substantial and protracted decline, the Company reduced the remaining liability to the Sellers at December 31, 2000 to reflect an estimated gold price of $270 per ounce for the remaining life of the obligation. The revised estimate reduced the future purchase price by $2.3 million, leaving the December 31, 2000 future payment, including the unpaid portion of the September 30, 2000 payment, at $2.7 million. If gold prices average more than $270 per ounce from January 1, 2001 to September 30, 2001 the liability to the Sellers will exceed $2.7 million and if gold prices average less than $270 per ounce the liability will be lower than $2.7 million

Our mineral rights for the Gross Rosebel project are subject to governmental
----------------------------------------------------------------------------
approvals.
----------

At Gross Rosebel, our Right of Exploration was scheduled to expire on March 21, 1997. The Government of Suriname has not yet approved our application for renewal. Under the Mining Decree (Article 31), an existing right of exploration remains legally in force until a decision on the application for renewal of the right of exploration has been taken.

In May, 1997 we submitted, together with our 50/50 joint venture partner, Cambior Inc. of Canada, a feasibility study and an executive summary of the environmental impact study to the Government of Suriname. The Government of Suriname has not yet approved the feasibility study and EIS. It is anticipated that a revised feasibility study will be completed in 2001, but we cannot assure you that we will be able to obtain the approvals necessary to obtain the licenses and permits required to move to the development stage.

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

Gold exploration is speculative in nature.
------------------------------------------

Gold exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that the Company continues to be involved in gold exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our gold exploration efforts will be successful. The risks associated with gold exploration include:

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

Exploration and development projects have no operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probable reserves and operating costs determined in the feasibility studies are based on geologic and engineering analyses. As a result, the risks and uncertainties attached to exploration and development activities within a mining company are very high.

We have a 70% equity interest in the Bogoso Mine in Ghana and a 30% equity interest in the Omai Mine in Guyana. To that extent, we are subject to risks and hazards inherent to the mining industry, including:

     . unanticipated changes in grade and tonnage of ore to be mined and processed

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

The occurrence of any of these factors could materially and adversely affect the operations or further development of a project and as a result our business, financial condition, results of operations and cash flow. For example, the average recovery rates for transition ores processed at the Bogoso mill have been lower than anticipated. Although we are confident that management can resolves the problems, there can be no assurance that the recovery rates will be as projected.

Risks of exploration, development and operations in foreign countries
---------------------------------------------------------------------

Certain laws, regulations and statutory provisions in certain countries in which we have mineral rights could, as they are currently written, have a material negative impact on our ability to develop or operate a commercial mine. The range and diversity of the laws and regulations are such that we cannot adequately summarize them in this document. For countries where we have exploration or development stage projects we would intend to negotiate mineral agreements with the governments of these countries and seek variances or otherwise be exempted from the provisions of these laws, regulations and/or statutory provisions. We cannot assure you, however, that we will be successful in obtaining mineral agreements or variances or exemptions on commercially acceptable terms.

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

For example, in late 2000, Golden Star was negotiating the acquisition of the rights to a certain mining concession in Ghana, known as the "Prestea Property" (contiguous to the Bogoso Mine) with Barnato Exploration Limited ("Barnex"), the holder of the Prestea Property. The Government of Ghana unexpectedly advised Barnex of its intention to abrogate Barnex's rights to the Prestea Property. As a result of this decision by the Government of Ghana, we were unable to complete the acquisition of the Prestea Property during 2000.

Risks associated with illegal mining
------------------------------------

In French Guiana, Suriname and Ghana, artisanal miners have been illegally working on our properties despite the fact that we have hired security personnel to protect our properties. The issue of these illegal miners could lead to project delays and disputes regarding the development or operation of commercial gold deposits. The work performed by the illegal miners could cause environmental damages for which we could potentially be held responsible.

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

Our insurance coverage may be insufficient.
-------------------------------------------

Although we maintain insurance in amounts that we believe to be reasonable, our insurance may not cover all the potential risks associated with our business. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to us or to other companies in the industry on acceptable terms. We might also become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

Competition
-----------

We compete with major mining companies and other natural resource companies in the acquisition, exploration, financing and development of new prospects. Many of these companies are more experienced, larger, and better capitalized than us. There is significant competition for the limited number of gold acquisition and exploration opportunities. Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing mineral prospects. Factors which allow producers to remain competitive in the market over the long term are the quality and size of the ore body, cost of operation, and proximity to market. We also compete with other mining companies for skilled mining engineers, mine and mill operators and mechanics, geologists, geophysicists and other technical personnel. This may result in higher turnover and greater labor costs.

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

See Item 5. "Market for the Registrant's Common Equity and Related Stockholder Matters--Certain United States Income Tax Considerations".

                     CONVERSION FACTORS AND ABBREVIATIONS


For ease of reference, the following conversion factors are provided:

1 acre                   = 0.4047 hectare                      1 mile                  = 1.6093 kilometers
1 foot                   = 0.3048 meter                        1 troy ounce            = 31.1035 grams
1 gram per tonne         = 0.0292 ounce per short ton          1 square mile           = 2.59 square kilometers
1 short ton (2000        = 0.9072 tonne                        1 square kilometer      = 100 hectares
  pounds)
1 metric tonne           = 1,000 kg or 2,204.6 pounds
1 kilogram               = 2.2 pounds or 32.151 troy ounce


The following abbreviations of measurements are used herein:

Au          = gold                                              m                = meter
Ct          = carat                                             m2               = square meter
Ct/m2       = carats per square meter                           m3               = cubic meter
G           = gram                                              mg               = milligram
g/t         = grams of gold per tonne                           mg/m3            = milligrams per cubic meter
Ha          = hectare                                           t                = metric tonne
Km          = kilometer                                         oz               = troy ounce
Km2         = square kilometers                                 ppb              = parts per billion
Kg          = kilogram


Note: All units in the text are stated in metric measurements unless otherwise noted.

                               GLOSSARY OF TERMS

Note: The definitions of Proven (Measured) and Probable (Indicated) reserves set forth below are those used in the United States by the Securities and Exchange Commission and are set forth in SEC Industry Guide 7.

These definitions are substantially the same as those applied in Canada as set forth in National Instrument 43-101.

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

BLEG    (Bulk Leach Extractable Gold) an analytical method for determining very low levels of gold in material

Birimian    a thick and extensive sequence of proterozoic age metamorphosed sediments and volcanics first identified in the Birim region of southern Ghana

carbon in leach (CIL)    an ore processing method involving the use of cyanide
where activated carbon which has been added to the leach tanks is used to absorb gold containing solutions

caustic digestion    a technique involving the application of strong acid to a
potentially diamond bearing rock sample so as to dissolve minerals completely which are more susceptible to solution on exposure to acid. The remaining undissolved minerals which are artificially concentrated may be studied to determine the presence of diamonds or diamond indicator minerals

clastic    a rock or sediment composed of broken fragments derived from preexisting rocks or minerals

diamond drilling    a variety of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable core of rock for observation and assay

dilation    deformation by an increase in volume

dip    the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure

disseminated    where minerals occur as scattered particles in the rock

dyke    a near vertical fracture in the earth's crust which has been filled by an intrusive rock

elluvial    an incoherent ore deposit resulting from decomposition or
disintegration of rock in place

fault    a surface or zone of rock fracture along which there has been displacement

felsic    an adjective describing an igneous rock having most light colored minerals and rich in Si, K and Na

fold    a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage

formation    a distinct layer of sedimentary rock of similar composition

geochemistry    the study of the distribution and amounts of the chemical
elements in minerals, ores, rocks, solids, water, and the atmosphere

geological mapping    the recording of geologic information such as the
distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities

geophysics    the study of the earth;  in particular the physics of the solid earth, the atmosphere and the earth's magnetosphere

geotechnical    the study of ground stability

granite    a medium to coarse grained igneous intrusive rock in which quartz constitutes 10 to 50 percent of the felsic components

granodiorite    a medium to coarse-grained intrusive igneous rock, intermediate in composition between quartz diorite and quartz monzonite

greenstone    a sequence of usually metamorphosed volcanic-sedimentary rock assemblages

heap leach    a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions may be sprayed that dissolve metals i.e. gold/copper etc.; the solutions containing the metals are then collected and treated to recover the metals

hydrogeological    the study of subsurface water (groundwater)

hydrothermal    the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution

Intrusion; Intrusive    molten rock which is intruded (injected) into spaces or
fractures created in existing rock; spaces are created by a combination of melting and displacement

Island-Arc Sequence    rocks which originally formed adjacent to a continental
margin; Island-Arc sequences frequently contain rocks of both volcanic and sedimentary origin

kimberlite    an intrusive ultra-mafic rock which has ascended rapidly from the mantle/lower crust margin to the surface of the earth; kimberlites frequently contain diamonds

lamproite    lamproites are ultra-mafic intrusive rocks with intrusion
mechanisms similar to kimberlites but with distinctly different chemical compositions; lamproites have greater mineralogical and textural variations than kimberlites

laterite    highly weathered residual surficial soils and decomposed rocks, rich in iron and aluminum oxides that are characteristically developed in tropical climates

mafic    an adjective describing an igneous rock composed mostly of one or more ferromagnesian, dark-colored minerals; also, said of those minerals

massive    said of a mineral deposit, especially sulfides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit

metasediment    a sedimentary rock which shows evidence of having been subjected to metamorphism

metavolcanic    a volcanic rock which shows evidence of having been subjected to metamorphism

mineral    a naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form

mineralization    a natural occurrence in rocks or soil of one or more
metalliferous minerals

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

                              MAP - SOUTH AMERICA

Map of "GOLDEN STAR - OPERATIONS IN SOUTH AMERICA," showing specific project locations in Guyana, Suriname and French Guiana.



                                   FIGURE 2

                                 MAP - AFRICA

Map of "GOLDEN STAR - OPERATIONS IN AFRICA," showing specific project locations in Ghana.


ITEM 2.   DESCRIPTION OF PROPERTIES
-------   -------------------------

Introduction

As of April 2, 2001, the Company's most significant projects were located in Ghana (Africa), and in Suriname, French Guiana (France) and Guyana in South America, as indicated in Figures 1 and 2 above. Those projects are situated in geologic domains known as greenstone belts, which are ancient volcanic-sedimentary rock assemblages. Greenstone belts are known to be favorable geologic environments for gold mineralization and account for a significant proportion of the world's gold production, (e.g., the greenstone belts of the Canadian Shield in Eastern Canada, the Pilbara and Yilgarn Blocks of Western Australia, the greenstone belts of East and West Africa and the Guiana and Brazilian Shields of South America).

All of the Company's mineral properties are located in developing countries, with the exception of French Guiana, which is legally a part of France. There are certain business and political risks inherent in doing business in developing countries. In particular, the regulatory framework for conducting mining and exploration activities in these countries, including the tax and general fiscal regimes and the manner in which rights and title to mineral properties are established and maintained, are often uncertain, incomplete, in a state of flux or subject to change without notice. Further, in many of the countries in which the Company's projects are located, it may not be economically feasible to develop a commercial mine unless special tax or other fiscal and regulatory concessions are obtained from the applicable governmental and regulatory authorities. Such concessions are typically sought in a mineral agreement (also known as foreign investment agreements and establishment agreements). A mineral agreement thus serves to establish the legal and financial framework pursuant to which mining will take place in countries where such framework might be otherwise unclear, uncertain or not commercially viable. There can be no assurance, however, that the Company will be able to execute or enforce satisfactory mineral agreements or obtain satisfactory political risk insurance on commercially reasonable terms for any or all of its properties. Consequently, the Company may have to abandon or relinquish otherwise valuable mineral rights if it determines that it will not be able to profitably exploit any discovery under existing laws and regulations.

The consolidated property expenditures and abandonment costs for the Company's exploration projects for the fiscal year ended December 31, 2000 under Canadian GAAP were as follows:

                                  Acquisition,
                                  Deferred                                                                         Acquisition,
                                  Exploration                                        Joint        Property         Deferred
                                  and              Capitalized      Capitalized      Venture      Abandon-         Exploration and
                                  Development      Exploration      Acquisition      Recov-       ments and        Development
                                  Costs as at      Expenditures     Expenditures     eries in     Adjustments      Costs as of
                                  12/31/99         in 2000          in 2000          2000         in 2000          12/31/00 (5)
                                  ================================================================================================
                                                                      In Thousands of Dollars
GUYANA (1)
  Eagle Mountain                    $ 1,364           $    -            $  -         $     -       $ (1,364)          $     -
  Other                                 123                -               -               -           (123)                -
                                  ------------------------------------------------------------------------------------------------
Sub-total                             1,487                -               -               -         (1,487)                -
                                  ------------------------------------------------------------------------------------------------

SURINAME (1)
  Gross Rosebel                      15,860              216               -            (258)             -            15,818
                                  ------------------------------------------------------------------------------------------------
Sub-total                            15,860              216               -            (258)             -            15,818
                                  ------------------------------------------------------------------------------------------------

FRENCH GUIANA  (2)
(Guyanor Ressources S.A.)
  Dorlin                              2,608              150               -             (75)        (2,683)                -
  Yaou                                6,968              241               -             (91)        (7,118)                -
  Paul Isnard / Eau Blanche           5,376              451               -               -              -             5,827
  Paul Isnard Alluvials               1,987                -               -               -         (1,987)                -
  Dachine                             1,720              708               -            (678)        (1,750)                -
                                  ------------------------------------------------------------------------------------------------
Sub-total                            18,659            1,550               -            (844)       (13,538)            5,827
                                  ------------------------------------------------------------------------------------------------

AFRICA
(Pan African
  Resources Corporation (3))
  Ivory Coast / Tanda                 1,681                -               -               -         (1,681)                -
(Bogoso Gold Limited (4))
  Riyadh                                 75              164               -               -              -               239
  Bogoso Sulfide                        160            2,448               -               -              -             2,608
                                  ------------------------------------------------------------------------------------------------
Sub-total                             1,916            2,612               -               -         (1,681)            2,847
                                  ------------------------------------------------------------------------------------------------

                                  ------------------------------------------------------------------------------------------------
TOTAL                               $37,922           $4,378            $  -         $(1,102)      $(16,706)          $24,492
                                  ================================================================================================

(1)  A division of the Company.
(2)  Approximately 73% owned by the Company.
(3)  A wholly-owned subsidiary of the Company.
(4)  A 70% owned subsidiary of the Company.
(5) Our holdings include ownership interests, royalty interests, leases, options and joint venture interests in varying percentages.

Property Status Table as of December 31, 2000

----------------------------------------------------------------------------------------------------------------------------------
                                  Expiration                                          Financial
Property   Type of Interest       Date           Renewal                              Obligation   Status              Comments
----------------------------------------------------------------------------------------------------------------------------------
Omai       30% equity              N/A           N/A                                  N/A          Operating Mine
           interest in OGML
----------------------------------------------------------------------------------------------------------------------------------
Eagle      30% indirect interest   N/A           N/A                                  N/A          Care and            Exploration
Mountain   through OGML (1)                                                                        maintenance         stage
----------------------------------------------------------------------------------------------------------------------------------
Gross      Right of                Application   The right of exploration remains     N/A          Feasibility         Advanced
Rosebel    Exploration (2)         for           legally in force until a decision                 Underway            exploration
                                   extension     on the right of exploitation has
                                   pending       been made
----------------------------------------------------------------------------------------------------------------------------------
Dorlin     Type A Exploration      3/1/06        Renewable for up to 10 years         (FF7,000)    Care and            Advanced
           Permit (3)                                                                              maintenance         exploration
----------------------------------------------------------------------------------------------------------------------------------
Yaou       Type A Exploration      3/1/06        Renewable for up to 10 years         (FF5,000)    Care and            Advanced
           Permit (3)                                                                              maintenance         exploration
----------------------------------------------------------------------------------------------------------------------------------
Paul-      8 Concessions (4)       12/31/18      Renewable for an additional 25       US$4,765     Ongoing             Advanced
Isnard                                           years                                (FF30,275)   exploration         exploration
                                                                                                   supervised and
                                                                                                   paid for by Rio
                                                                                                   Tinto Exploration
           -----------------------------------------------------------------------------------------------------------------------
           Type A Permit (4)       12/1/02       Renewable for up to 10 years         US$2.9M      Ongoing             Advanced
                                                                                      (FF17.3M)    exploration         exploration
                                                                                                   supervised and
                                                                                                   paid for by Rio
                                                                                                   Tinto Exploration
----------------------------------------------------------------------------------------------------------------------------------
Dachine    Type B Exploration      7/1/99        A renewal application for a 5-year   US$1,023     Care and            Exploration
           Permit (5)                            permit was filed and is pending;     (FF6,500)    maintenance         stage
                                                 the type B permit is extended by
                                                 law until the decision of the
                                                 French administration
----------------------------------------------------------------------------------------------------------------------------------
Bogoso     70% equity              8/21/17       N/A                                  N/A          Operating Mine
           interest in             8/16/18
           Bogoso Gold
           Limited
----------------------------------------------------------------------------------------------------------------------------------

(1)  The Eagle Mountain interest is owned by OGML.
(2)  50% owned by Golden Star and 50% owned by Cambior Inc.
(3)  50% owned by Guyanor and 50% owned by Cambior Inc.
(4) 100% owned by Guyanor but on which Rio Tinto Exploration may earn up to a 70% interest under a joint venture agreement.
(5)  100% owned by Guyanor.


THE BOGOSO GOLD MINE
--------------------

Bogoso Gold Limited ("BGL") is the owner of the Bogoso Mine, located on the Ashanti Trend in the Republic of Ghana. Golden Star controls 70% of the common shares of BGL and Anvil Mining NL, a public exploration and development company whose shares are listed on the Australian Stock Exchange ("Anvil"), controls another 20%. The Government of Ghana controls the remaining 10%. The Government of Ghana is entitled at all times to hold a 10% carried interest in all the rights and obligations of BGL. The Government acquired this interest for no consideration and is not required to contribute any funds to pay any BGL expenses.

On April 4, 2001, the Company announced that it had entered into an agreement to acquire Anvil's 20% equity interest in BGL in return for the issuance of 3,000,000 common shares of Golden Star.

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

The Bogoso Mine comprises an operating gold mine and mill facility on two mining leases, covering an aggregate area of 95 square kilometers. BGL owns the Bogoso Mine, mines ore from several open pits and processes the ore at a processing plant that it built on the property in 1991. The plant uses conventional carbon-in-leach ("CIL") technology to extract gold from the ore and has been producing approximately 100,000 to 110,000 ounces of gold per year since it was built.

The Bogoso Mine is located in western Ghana approximately 35 kilometers northwest of the town of Tarkwa from where it can be reached by accessible roads. A paved road runs down most of the 18.5 kilometers length of the property and connects the town of Bogoso in the northeast with the town of Prestea in the southwest. Another paved road provides access to a sealed airstrip located at the town of Obuasi, some 115 km to the north. The mining areas are connected by gravel haul-roads to the treatment plant.

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

The Acquisition

On September 30, 1999 the Company and Anvil acquired 70% and 20%, respectively, of the common shares of BGL. The Government of Ghana retained its remaining 10% equity interest in BGL. BGL is the owner of the Bogoso Mine.

The acquisition was completed pursuant to a purchase agreement among the Company and Anvil, the buyers, and the Sellers. The total acquisition cost including initial payments, future payments, financing costs and administrative costs was $17.0 million. The Sellers received $6.5 million cash at September 30, 1999 and
agreed to receive additional payments in the future as described below.   The
initial payment of $6.5 million, was funded using working capital and proceeds from the Company's August 24, 1999 offering of its subordinated convertible debentures, common shares and warrants.

The amount of the future payments due the Sellers is to be determined by the average price of gold over the two years following the September 30, 1999 acquisition and upon the potential acquisition of reserves in Ghana outside of the region of BGL's mining interests. These additional payments are capped at $10.0 million in total.

The gold price related portion of future payments is determined by a formula, which is equal to the product (in United States dollars) of 183,333 times the amount by which the average price of gold over the two-year period following the acquisition exceeds $255 per ounce. The average price is based upon the London Bullion Market Association p.m. gold fix. Payment is due on the earlier of
production of gold ceasing or the second anniversary after closing.   The
Company originally, in the fourth quarter of 1999, accrued $6.4 million for the future payments, based on its estimate that the gold price would average $290 per ounce for the remainder of the two year period following the acquisition. The $6.4 million future payment was included in total BGL acquisition costs and is being amortized on a units of production basis along with other purchase costs. The acquisition of BGL is accounted for under the purchase method of accounting for business combinations

An interim payment was due on the first anniversary of the acquisition, September 30, 2000. The interim payment was equal to one half of 183,333 times the amount by which the average price of gold during the twelve months following the acquisition exceeds $255 per ounce. The interim payment is non-refundable and will be credited to the liability due on the second anniversary of the acquisition as described above. The Company and Anvil together were scheduled to make the interim payment to the Sellers on September 30, 2000 in the amount of $2.8 million. On November 9, 2000 the Company paid the Sellers $1.4 million of the $2.8 million due, and reached agreement with the Sellers that the balance, plus interest at 10% per annum, was to be paid by December 22, 2000. To date the remaining balance and accrued interest is still unpaid. The Sellers have been kept apprised of the Company's progress with respect to the potential acquisition of the Prestea Property. The Company was required to escrow the interim payment six months after closing and the final payment 18 months after closing. There are no funds in escrow at the current time for the final payment.

From October 1999 to December 2000 gold prices averaged less than the original estimate of $290 per ounce, and continued to trend downward during most of 2000 reaching prices between $260 and $265 per ounce by the end of 2000. Given this substantial and protracted decline, the Company reduced the remaining liability at December 31, 2000 to reflect an estimated gold price of $270 per ounce for the remaining life of the obligation to the Sellers. The revised estimate reduced the future purchase price by $2.3 million, leaving the December 31, 2000 future payment, including the unpaid portion of the September 30, 2000 payment at $2.7 million.

The reserve acquisition linked payment will be triggered if minable reserves equivalent to 50,000 ounces of gold or greater are acquired elsewhere in Ghana for processing at the Bogoso mill, as would be the case if the Company is successful in acquiring the adjoining Prestea property. In this case, Golden Star and Anvil will make an additional payment to the Sellers on the second anniversary of closing of $2.0 million, irrespective of the gold price, but subject to the $10 million cap.

The Company is also required to make production related payments to the provider of the credit facility arranged for, but not used to effect, the acquisition of BGL. During the first 72 months following the September 30, 1999 acquisition, the Company is required to pay $0.25 million for every continuous 12- month period wherein more than 75,000 ounces of gold is produced from the Bogoso mine concession. Such payments are limited to $1.25 million in total. Based on proven and probable reserves, the Company accrued $0.5 million for the two years expected production life on the Bogoso mine concession. Also in connection with the credit facility arranged for, but not used, the Company issued three-year warrants to acquire 1.5 million common shares of the Company (see Note 12 to the attached financial statements).

The Company and Anvil will be required to pay the Sellers an additional $5.0 million on the first anniversary of the commencement of treatment of sulfide ore at the Bogoso Mine. Due to the contingent nature of this consideration, the Company has not recorded any liability as part of the purchase price allocation for the BGL acquisition.

The Company will receive all distributions from BGL until it recovers the Company's initial purchase price plus all associated acquisition and financing costs incurred by it, including any purchase price adjustment for the acquisition of the Bogoso Mine together with Anvil's share of the distributions which will be used to pay down the Anvil note receivable. Based on current gold prices, cash distributions to the Company from BGL are expected to be sufficient to cover the interest on debentures issued on August 1999 as part of a public offering and to fund Golden Star's other operating requirements through 2001.

On April 4, 2001, the Company announced that it had entered into an agreement to acquire Anvil's 20% equity interest in BGL from Anvil in return for the issuance of 3,000,000 common shares of Golden.

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

Royalties

Under the laws of Ghana, a holder of a mining lease is required to pay a royalty of not less than 3% and not more than 12% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. The Government of Ghana levies a royalty on BGL based on the profitability of its mining operations. The royalty is determined by the application of an operating ratio expressed in terms of the percentage that the operating margin bears to the value of gold from mining operations in every year. The total royalty paid in 2000 was $0.9 million or, 3% of total revenues.

Heads of Agreement with Anvil

The Company entered into a Heads of Agreement with Anvil (the "Anvil Agreement") outlining the key commercial terms and conditions under which the Company and Anvil agreed to associate themselves in a joint venture for the acquisition of BGL. The Company agreed to provide all of the funds for the initial purchase price and other acquisition costs for the acquisition of BGL. The Company provided Anvil initially with a loan of $2.3 million (the "Anvil Loan") to fund Anvil's share of the BGL acquisition costs. The Company charges Anvil interest at a rate of 15% per year compounded monthly. In addition, Anvil's share of the accrued additional purchase price at

December 31, 2000 was $0.6 million. All of the cash distributions from BGL, including Anvil's share, will be paid to the Company until all of the acquisition costs, including interest, have been repaid.

Anvil granted the Company a security interest in its share of BGL's shares and the BGL Debt. If Anvil does not repay the Anvil Loan, the Company has certain security interests granted by Anvil but the Company will not have any other rights against Anvil or Anvil's other assets. In consideration for the Anvil Loan, Anvil issued to the Company two options (the "Anvil Options") that entitle the Company to purchase, at any time prior to September 30, 2001, up to 7 million Anvil shares at a price of Aus$0.10 per share.

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

So long as the Company holds at least a 50% equity interest, it will have the right to nominate a majority of the members of the board of directors of BGL.
It will also have the right to nominate the Chairman of the BGL board as well as the managing director of BGL. Mr. Peter Bradford, President and Chief Executive Officer of the Company is the current Chairman of the BGL board and Mr. Richard Gray, Vice President, Ghana, of the Company, is the Managing Director of BGL.

On April 4, 2001, the Company announced that it had entered into an agreement to acquire Anvil's 20% equity interest in BGL in return for the issuance of 3,000,000 common shares of Golden.

Geology

The Bogoso Mine lies within the West African Precambrian shield, a geological formation that hosts three important Lower Proterozoic volcanic/sedimentary sequences that are particularly important for gold mining: the Lower Birimian, the Upper Birimian and the Tarkwaian. The area is dominated by a major northeast-southwest trending structural feature referred to as the "Ashanti Trend" which extends over 200 kilometers and hosts deposits of the Ghana Gold Belt. This structure is closely aligned with the faulted contact zone between the metasedimentary and metavolcanic units of the Birimian and the clastic rocks of the Tarkwaian.

In the Bogoso area, the faulted contact zone is known as the "Main Crush Zone" and passes through the central part of the Bogoso Mine for its entire 18.5-kilometer length. The Main Crush Zone lies within a structural corridor that varies in width from 1,000 to 2,500 meters. Some 90% of the gold mined to date at the Bogoso Mine has come from the Main Crush Zone with the larger deposits being located at bends and junctions along this major fault. Additional faults and splays in the structural corridor may also be prospective for gold. The oxide ores tend to have fine-grained free gold that has been liberated during the weathering of pre-existing sulfides and oxidation extends from surface down to the approximate elevation of the water table. Below this, a transition zone of up to 20 meters of partially oxidized material directly overlies fresh sulfide mineralization.

Historical Mining Operations

Gold was first commercially mined at the Bogoso Mine in the early 20th century. In 1935, Marlu Gold Mining Areas Ltd. started mining high-grade oxide ore from a series of open pits extending south from Bogoso North to Buesichem, just south of the Bogoso Mine. Marlu also mined a small amount of ore from underground operations at Bogoso North, Marlu and Bogoso South. Marlu was mining the Buesichem pit when it shut down the mine operations in 1955. According to BGL's records, during its 20-year period of operations from 1935 to 1955, Marlu produced over 900,000 ounces of gold at an average recovered grade of 3.73 g/t.

Billiton PLC, then a unit of the Royal Dutch Shell group, took control of the Bogoso Mine in the late 1980's. The initial feasibility study established a minable reserve of 5.96 million tonnes grading 4.0 grams gold per tonne, of which 461,000 tonnes (or less than 8%) comprised oxide ore. The feasibility study forecast gold recoveries of 83% from sulfide ore and 78% from oxide ore and estimated a waste to ore ratio of 5.6:1. Construction of a mining and processing facility was completed in 1991. The facility was designed to process oxide ores by using conventional carbon in leach ("CIL") technology at a design capacity of 1.36 million tonnes per year and to process sulfide ores by using flotation, fluid bed roasting and CIL technology at a design capacity of 0.9 million tonnes per year.

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

Production and Reserves

Gold production from 1991 through 2000 totaled 1,101,966 ounces. Gold production from January to December 2000 was 108,643 ounces, compared to 130,465 ounces in 1999, 122,585 in 1998 and 108,186 ounces in 1997. The 16.7% decrease in gold production for 2000 compared to 1999 was primarily attributable to lower gold recovery and lower tonnage throughput from transitional ore treatment. The 6.4% increase in production in 1999 was primarily attributable to a higher average head grade of 2.31 g/t compared to 2.19 g/t in 1998 and to 2.05 g/t in 1997. Throughput averaged approximately 5,845 tonnes per day in 2000, 5,958 tonnes per day during 1999, 5,553 tonnes per day during 1998 and 5,229 tonnes per day during 1997. Gold recovery rates were 64.4% in 2000, 81.4% in 1999 and 85.8% in 1998 Cash cost of production, including royalties averaged $201 per ounce in 2000, $190 per ounce in 1999 and $215 per ounce in 1998. Quarterly production statistics for the Bogoso Mine for 1999 and 2000 are as follows:

                                                                             2000
                                      ----------------------------------------------------------------------------------
                                       First             Second            Third            Fourth       Total / Average
                                      Quarter            Quarter          Quarter           Quarter           2000
------------------------------------------------------------------------------------------------------------------------
Ore milled (T)                         510,537           529,701          580,413           518,628         2,139,279
------------------------------------------------------------------------------------------------------------------------
Rate (T/day)                             5,610             5,821            6,309             5,637             5,845
------------------------------------------------------------------------------------------------------------------------
Grade (g/t)                               2.70              2.84             2.28              2.48              2.56
------------------------------------------------------------------------------------------------------------------------
Recovery (%)                              69.4              63.1             64.1              60.0              64.4
------------------------------------------------------------------------------------------------------------------------
Gold Production (oz)                    29,942            31,606           27,899            19,195           108,643
------------------------------------------------------------------------------------------------------------------------
Cash cost of production                    188               187              211               236               201
($/oz)
------------------------------------------------------------------------------------------------------------------------

                                                                             1999
                                      ----------------------------------------------------------------------------------
                                       First             Second            Third            Fourth       Total / Average
                                      Quarter            Quarter          Quarter           Quarter           1999
------------------------------------------------------------------------------------------------------------------------
Ore milled (T)                         521,613           533,657          524,131           577,457         2,156,858
------------------------------------------------------------------------------------------------------------------------
Rate (T/day)                             5,796             5,864            5,697             6,277             5,958
------------------------------------------------------------------------------------------------------------------------
Grade (g/t)                               2.31              2.25             2.20              2.47              2.31
------------------------------------------------------------------------------------------------------------------------
Recovery (%)                              89.2              81.7             76.3              78.7              81.4
------------------------------------------------------------------------------------------------------------------------
Gold Production (oz)                    34,516            31,555           28,317            36,074           130,465
------------------------------------------------------------------------------------------------------------------------
Cash cost of production                    199               209              206               152               190
($/oz)
------------------------------------------------------------------------------------------------------------------------

The Bogoso Mine is expected to produce approximately 99,000 ounces of gold during 2001 at a total cash cost of approximately $206 per ounce. Mill throughput is budgeted at approximately 6,000 tonnes per day of ore. Head grades are anticipated to average 2.25 g/t with a budgeted gold recovery, primarily from transitional ores and low grade stockpiles, of 64.2%. During 2001, the stripping of waste is expected to result in a waste to ore ratio of approximately 2.5:1. Mining is scheduled to cease mid-year and it is planned that low-grade stockpile material will be processed during the last four months of the year.

BGL has reported its Proven and Probable Reserves for year-end 2000 using a $280 gold price. The reserves are those ore tonnages contained within economically optimized pit envelopes, designed for the oxide and transition mineralized material, and using current and predicted mine operating costs and performance parameters. BGL's Proven and Probable Reserves at December 31, 2000 stood at
2.47 million tonnes at an average grade of 2.2 g/t, representing approximately
0.172 million ounces of gold. This is compared to Proven and Probable Reserves at December 31, 1999 of 3.26 million tonnes at an average grade of 2.2 g/t, representing approximately 0.229 million ounces of gold. The qualified person responsible for the estimation of reserves for BGL is Mr. Emmanuel Mensah Aborampah, Projects Superintendent. Mr. Aborampah has a Masters in Mineral Processing and a Bachelor of Science in Mining Engineering, he has 10 years experience in gold mining and is a member of the Mining Metallurgical and Petroleum Society of Ghana.

BGL's reserves are derived from multiple sources, which have been categorized into the Southern pits, Central pits, Northern pits and Stockpiled material. The following tables summarize the reserves from these sources at year-end 2000 and 1999:

                                      December 31, 2000                                        December 31, 1999
-------------------------------------------------------------------------------------------------------------------------------
      TOTAL               Proven and                                                Proven and
     RESERVES          Probable Reserves      Grade         Contained            Probable Reserves      Grade       Contained
                           (tonnes)           (g/t)         Gold (oz)                (tonnes)           (g/t)       Gold (oz)
-------------------------------------------------------------------------------------------------------------------------------
Southern Pits               87,000             3.4             9,629                   237,000           2.5          19,255
-------------------------------------------------------------------------------------------------------------------------------
Central Pits               587,000             3.5            65,153                   500,000           2.9          45,976
-------------------------------------------------------------------------------------------------------------------------------
Northern Pits               71,000             4.3             9,816                   857,000           3.3          90,666
-------------------------------------------------------------------------------------------------------------------------------
Stockpiles               1,720,000             1.6            87,765                 1,669,000           1.4          73,372
-------------------------------------------------------------------------------------------------------------------------------
Total                    2,465,000             2.2           172,363                 3,263,000           2.2         229,269
-------------------------------------------------------------------------------------------------------------------------------

The Company has estimated its 70% share of BGL's Proven and Probable Reserves, as 1.73 million tonnes grading 2.2 g/t, of which 1.71 million tonnes at 2.2 g/t are classified as Proven and 0.02 million tonnes at 2.5 g/t are classified as Probable.

Mineralized Material

At year-end 2000, BGL had estimated total mineralized material of 13.2 million tonnes grading 3.25 g/t. The Bogoso Mine oxide and transition mineralized material has been estimated using historic mining, processing costs and recoveries with a $300 per ounce gold price. Sulfide mineralized material utilized preliminary estimates of bio-oxidation processing recoveries and costs, also assuming a $300 per ounce gold price. Using a 1.0 g/t and 2.1 g/t cut off grade for oxide and transition mineralized material respectively, the combined estimated total is 1.9 million tonnes grading 2.41 g/t. Sulfide mineralized material at a 2.1 g/t cut off grade totals 11.3 million tonnes grading 3.40 g/t. The total mineralized material is exclusive of proven and probable reserves. The Company has estimated its 70% share of BGL's mineralized material at 9.3 million tonnes. The mineralized material estimates correspond with measured and indicated resources as defined by the CIM (Canadian Institute of Mining, Metallurgy and Petroleum) and recognized in the Canadian National Instrument 43-101.

Sulfide and transition exploration drilling programs conducted in 2000 (8,711 and 24,224 meters of RC and diamond drilling for transition and sulfide respectively) delineated additional sulfide mineralized material both along strike and down dip of the previously defined gold mineralization. Mineralized material inventories for transition and oxide was increased in 2000 through better delineation of the weathering surfaces. Transition and oxide mineralization at Bogoso North, Mansahai, Dumase and Chujah Stage 3 was tested with Rotary Air Blast ("RAB") and Reverse Circulation ("RC") drilling in between the existing 25 meter spaced exploration drilling to bring drill spacing to approximately 12.5 by 25 meter spacing. The close spaced drilling of the oxide and transition enabled better definition of the depth of weathering, which in most instances meant an increase in the volume of mineralized material for these categories. Sulfide mineralized material, which is the basis for the ongoing feasibility study was increased from the December 1999 estimates of 11.1 million tonnes grading 3.3 g/t (estimated using a $325/ounce gold price), to 11.3 million tonnes grading 3.4 g/t (estimated using a $300/ounce gold price). Upon completion of the feasibility study, the second quarter of 2001, a portion of this mineralized material will be re-categorized into either proven or probable reserves. The exact portion of mineralized material that will translate to proven and probable reserves has yet to be determined and will depend on mining, metallurgical, and economic parameters that are currently being finalized.

The December 2000 year-end mineralized material estimates at Bogoso are summarized in the following table.

-----------------------------------------------------------------------------------------------------------------------
                                            Measured                               Indicated
-----------------------------------------------------------------------------------------------------------------------
  Material        Cut off Grade              Tonnes              Gold Grade          Tonnes            Gold Grade
                       g/t                                           g/t                                   g/t
-----------------------------------------------------------------------------------------------------------------------
  Oxides          greater than 1.0           327,000                1.85             754,000              1.83
Transition        greater than 2.1           434,000                3.08             432,000              3.19
  Sulfide         greater than 2.1         6,395,000                3.75           4,896,000              2.94
-----------------------------------------------------------------------------------------------------------------------
Totals                                     7,156,000                3.62           6,082,000              2.82
-----------------------------------------------------------------------------------------------------------------------

(1) The mineralized material tabulated above has been estimated using a $300 per ounce gold price, mining-processing costs of $8.19, $9.63, and $15.91/tonne of oxide, transition and sulfide material respectively. Processing recoveries of 80%, 55% and 86% were used for oxide, transition and sulfide respectively. An overall mining recovery of 95% was also applied for all materials. Processing costs and recoveries for transition and oxide are based on historic numbers achieved with the current mining fleet and existing CIL plant. Sulfide processing costs and recoveries have been based on preliminary estimates for bio-oxidation based on variability and pilot test work conducted on drill core. The resources have been calculated in accordance with the definitions and guidelines adopted by the Canadian Institute of Mining, Metallurgy and Petroleum and NI 43-101.

Mineralized material does not represent reserves and have not been included in the Company's proven and probable reserve estimates. Even though drilling and trenching indicate sufficient tonnage and grade to warrant further exploration or development expenditures. Mineralized materials do not qualify under the U.S. Securities and Exchange Commission standards as being commercially mineable until further drilling, metallurgical work and other economic and technical feasibility factors based upon such work are resolved.

Mineralized Material Estimation Procedures

Procedures for mineralized material estimates at the Bogoso Mine have been modified since its acquisition by the Company. The compilation and validation of the vast data set initiated by SRK in 1999 was continued by BGL personnel through 2000. Existing sulfide drill intersections were confirmed with a recently completed sulfide drilling program. The confirmation of existing drill hole data by the sulfide drilling gives the total sulfide database greater integrity. Once the database was validated geological sections were interpreted and a high grade and low grade mineralized corridor delineated. High-grade gold mineralized corridors were interpreted using the raw assay data with gold tenors approximately greater than 1 g/t; low-grade corridors were delineated with an approximate 0.3 g/t contour. Gold mineralization was found to cross cut lithological units with the majority being associated with graphitic fault structures. The fault structure and associated gold mineralization is very continuous and can be traced over the entire 18 kilometer extent of the Bogoso Mine. Sectional interpretations of both the low-grade and high-grade gold mineralization have been linked together to form two distinct wire mesh solids. In addition to geologic interpretation, the depth of weathering was estimated from drill hole logs with oxide, transition and fresh wire mesh surfaces being created. The resulting surfaces and solids were used to create a geological block model where grades were interpolated from the validated drill hole databases.

After drill hole validation the raw assay data was composited at two-meter lengths. The two-meter assay composites were assigned identifiers to distinguish between high-grade, low-grade, waste and degree of weathering. In areas of poor sample recovery, missing intervals were given an "insufficient sample" identifier and if the missing interval accounted for greater than half the composite interval they were excluded from the composite data. Two-meter composite data was extracted from the database and geo-statistical analysis preformed on the individual data sets to determine sample variability. Through the geo-statistical analysis it became clear that high grade and low-grade material should be modeled separately and oxide material should be modeled apart from transition and sulfide material, which could be grouped together. Using the two-meter composites Log probability plots for high-grade and low-grade mineralization were produced to determine where outlier values should be cut. High-grade cut off grades varied from deposit to deposit but generally the high-grade zone upper cut was between 18 to 25 g/t whereas the low-grade upper cut was between 2 and 8 g/t.

The sulfide models were divided into a number of different structural domains based on variations in orientation of gold mineralized corridors. Two-meter composite assay data was filtered to correspond with each individual domain and semi-variogram modeling was conducted. Semi-variogram modeling indicated nugget effects in the order 40 to 45 %, grade correlation distances of approximately 18 to 25 meters along strike, approximately 25 to 50 meters down dip and 10 to 15 meters perpendicular to strike.

Upon completion of the geological block model and semi-variogram modeling, gold grades were interpolated into mineralized blocks with dimensions of 5 meters east - west (perpendicular to strike), 6 meters vertical and 12.5 meters north - south (along strike). Grade interpolation utilized the two-meter composite assay data from drill holes spaced approximately 25 by 25 meters. Gold grades were interpolated into blocks using search parameters defined from the semi-variogram modeling. Mineralized blocks not interpolated during the first pass were filled with grade using a wider search ellipse during a second pass. Grades interpolated during this second pass estimation are classified as either indicated or inferred resources. Two different grade interpolation algorithms were used during block modeling, the Chujah - Dumase model, estimated by SRK, utilized ordinary kriging. The Chujah - Dumase model accounts for approximately 80% of the total mineralized material (10.5 million tonnes grading 3.23 g/t). The remaining mineralized material estimates were done using inverse distance squared algorithms. Drill hole sections and plans were plotted so that block interpreted grades with corresponding drill hole two meter composite assay data could be checked thoroughly, results showed good correlation. Inverse distance squared models reconcile well with actual mined figures from grade control. Inverse distance squared models are actually conservative and understate tonnes by 15 to 20%, and grade by 5 to 10%.

Geologic and grade block models as well as the transition and oxide surfaces are converted to ascii and DXF files and then submitted to the mining department. The mining engineers apply economic, mining and processing costs and if viable produce a pit design so the mineralized material may be exploited for a profit.

Mineralized material classification for the Company's revised estimation procedures is based on the density of drill data, complexity and continuity of gold mineralized corridors and confidence in drill hole data. Approximately 80% of the mineralized material has been categorized using confidence level
parameters estimated by SRK.   Mineralized material estimated with inverse
distance squared methodologies was classified into measured and indicated resources based on sample density, complexity and continuity of gold bearing structures. Individual blocks which were situated in areas of continuous robust gold mineralization and utilized two or more drill holes for grade interpolation during the restricted first pass search ellipse were allocated as measured resource category. Indicated resources were allocated to individual blocks which utilized one drill hole during the restricted ellipse grade interpolation or utilized two or more holes during the less restrictive second pass. The classification of the mineralized material conforms to definitions by the Canadian Institute of Mining Metallurgy and Petroleum.

As part of the management of the sulfide feasibility study, Dr. John Arthur of SRK is overseeing the mineralized material estimation component of the sulfide project feasibility study of which the reported sulfide mineralized material is an integral part. Mineralized material for Chujah and Dumase were estimated by SRK using the validated drill hole database, geological 3D-solids, weathering and topographic surfaces prepared on site. The mineralized sulfide material for Chujah - Dumase represents 80% of the total estimated mineralized material, 11.3 million tonnes at 3.4 g/t.

The information in this report that relates to mineralized material is based on information compiled and or validated by Mr. S. Mitchel Wasel an employee of Golden Star, who following the acquisition of the mine in late 1999 has assumed the position of Exploration Manager for BGL. Mr. Wasel qualifies as the competent person responsible for overseeing mineralized material estimates. Mr. Wasel is a qualified geologist who has 13 years of experience in gold and base metal exploration and is a Member of the Australasian Institute of Mining and Metallurgy.

Work Program

Exploration activities during 2000 concentrated on delineating and defining oxide and transition mill feed and increasing the confidence and tonnage of the existing sulfide mineralized material.

Utilizing RAB and RC drill rigs, known oxide and transition mineralized materials were confirmed and, where applicable, were converted to proven and probable reserves. Oxide and transition RC and RAB drilling for 2000, totaled 8,014 and 8,711 meters respectively. Testing of additional oxide and transition targets is ongoing and is continuing into 2001.

An in-house pre-feasibility study conducted late in 1999 indicated that with further work the sulfide mineralized material could be expanded and a feasibility study on the sulfides could be justified. In December 1999, the Sulfide Project Feasibility Study was initiated. A sulfide drilling program was completed in June 2000 with a total of 24,224 meters of RC and diamond drilling being completed (of which 8,298 meters was diamond core drilling and included 1,210 meters of oriented core for geotechnical and hydrogeological modeling). The drilling program validated historical drilling data, filled in gaps between previously drilled holes, tested sulfide mineralization at depth and along strike, better defined depths of weathering surfaces, provided geotechnical and hydrogeological information for pit design and de-watering and collected representative core samples for metallurgical and environmental testing. Mineralized material estimates utilizing the new drilling data has increased sulfide mineralized material from 11.1 million tonnes grading 3.3 g/t to 31.3 million tonnes grading 2.1 g/t.

Universal Drill Rigs were used for the entire sulfide drill program, utilizing RC pre-collars for the top portion of the hole above the zone of interest and then completing the hole with diamond drill core. The majority of the core drilling was approximately 63 millimeters in diameter of which half was taken for analysis. Three 85-millimeter diameter core drill holes were drilled to collect samples for metallurgical comminution test work. RC chip samples were collected using a face-sampling bit and triple tube rods to minimize bore hole contamination. RC samples were split using a riffle splitter and submitted to Performance Laboratory for analysis. Performance Laboratory is a subsidiary of the South African Time Mining Group.

RC chip samples and core samples were logged in detail according to degree of weathering, alteration, recovery, and lithology. Diamond drill core sticks were photographed before being split and sampled. Approximately 500 representative core samples were selected for in house density determinations. The split core samples not utilized for metallurgical test work and representative reverse circulation chip samples remain on site for future reference. Diamond drill core and RC chip samples collected during the sulfide drilling campaign were analyzed at an independent laboratory for gold, carbon, sulfur, iron and arsenic.

A thorough sample validation program was implemented during the entire sulfide drilling program. Sample batches were submitted to the laboratory with four control samples (blank, replicate and 2 standards) for every 20 samples submitted. In addition to control samples approximately 10 % of all samples submitted were renumbered and reanalyzed either at the original laboratory (Performance Laboratory) or at two different independent laboratories (SGS in Tarkwa or ITS Bondar Clegg). Results of the validation indicated that there was good correlation between laboratories and precision and repeatability were excellent.

Quartered diamond drill core and coarse core sample rejects were combined together to produce a representative suite of variability and bulk samples for metallurgical test work. These samples were selected from within a $325 per ounce optimized pit shell. All mineral types associated with the mineralized material were sampled to ensure that the potential impact of variations along strike, down dip and across the gold mineralized body, as well as the potential effects of dilution by waste material were well accounted for. A total of 22 variability samples were collected, each comprising a composite of 80 kilograms of drill core. These samples were used for the bench variability testwork program. In addition, one bulk sample of 9.5 tonnes of drill core was selected representing some 80 mineralized drill intersections. The bulk sample was used for the pilot plant testwork. Both sets of sampling (variability and bulk samples) were weighted to represent the mineralized material along strike and at depth.

Various laboratories that specialized in specific portions of the proposed extraction process conducted metallurgical test work. Ammtec Laboratories was used for the physical metallurgical tests and bench flotation test work. Mintek Laboratories was used for the pilot plant flotation test work. Lakefield Laboratories was used for the bench bio-oxidation test work. Goldfields BIOX was used for the bio-oxidation pilot plant test work and will also be supplying the bio-oxidation technology and design package. The metallurgical test work program consisted of four main elements:

  (i) Physical metallurgy testwork, which determined that the primary sulfide mineralized material could be processed through the existing crushing and grinding circuit at Bogoso at an average rate of 1.3 Mtpa, with a variation depending on depth, which ranged from 1.6 to 1.2 Mtpa. The work index averaged 14.0 kWh/tonne (range 12.0 to 16.8 kWh/tonne).

 (ii) Bench gravity and flotation testwork, which determined that the primary sulfide mineralized material could be upgraded by gravity and flotation methods to a concentrate with an average recovery of 93.3% (range 87.6% and 96.7%). Substantially all of the process equipment to achieve these recoveries is already in place at Bogoso but needs to be supplemented by the addition of flash flotation on the grinding circuit and cleaner flotation in the existing flotation circuit.

 (iii) Bench bio-oxidation work, which determined that the primary sulfide mineralized material is readily oxidized by this process method. Oxidation after six days averaged 98.1% (range 95 to 99%). Optimum oxidation of 93.8% (range 91 to 95%) was found to occur after an average of 4 to 5 days. Cyanide leaching of the bio-oxidized samples indicated an average gold recovery of 93.2% (range 91 to 98%) for the fully oxidized sample and an average gold recovery of 92.7% (range 91 to 94%) for the sample taken to the optimum oxidation point. The overall gold recovery for the bench testwork averaged 86.5% (range 84.5 to 88.5%)

 (iv) Pilot Plant flotation and bio-oxidation testwork, in which a representative sample of 9.5 tonnes was processed in a 200 kilograms per hour pilot plant flotation circuit and then in a 0.25 kilogram per hour pilot plant bio-oxidation circuit. The pilot plant testwork returned an average flotation circuit recovery of 92.8%, an average bio-oxidation of 92.8% (after an average of 5 days) and an average cyanide leach gold recovery of 92.7%. The overall gold recovery from the entire circuit averaged 86.5%.

The Sulfide Project Feasibility Study is expected to be completed in the second quarter of 2001, once proven and probable reserve estimates, mining schedules, capital costs estimates, operating cost estimates and Environmental Impact assessments have been completed and the report collated.

In conjunction with the Sulfide Project Feasibility Study, exploration will be conducted both within the Bogoso Mine as well as within surrounding exploration permits that have been optioned by BGL, to identify additional sources of oxide and transition mineralization.

Environment

BGL has adopted World Bank environmental standards and is in substantial compliance with the environmental requirements imposed by Ghanaian laws and guidelines. BGL completed significant work during 1999 to identify the outstanding reclamation liability and to prepare a rehabilitation work plan. Significant work was completed in 2000 to advance this plan and to reduce the outstanding reclamation liability. Monthly expenditures for ongoing rehabilitation work, including the capping of sulfide material and the contouring and re-vegetation of waste dumps, were approximately $60,000 per month during 2000. In connection with the acquisition of BGL, the Company and Anvil reviewed the information and reports available and they agreed to restrict $6 million from BGL's existing cash to be used exclusively to fund environmental rehabilitation work. Based on an independent audit, a total of

$1.9 million of the total was made available to BGL during 2000 to cover BGL's cash reclamation costs incurred since the acquisition.

Exploration Projects in Ghana

The Company and BGL have entered into four option agreements since the acquisition of BGL in September 1999. Each option agreement entitles BGL to acquire a 100% interest in mineral properties located on the Akropong trend and within approximately 20 to 25 kilometers from the BGL plant. The total surface area of the mineral properties covered in the option agreements is approximately 259 square kilometers. The Company paid an aggregate of $0.3 million to the owners of these projects in consideration for the grant of the options. The Company's objective is to acquire potential mining opportunities in the immediate vicinity of the Bogoso Mine that may, in the future, provide additional sources of oxide ore to extend BGL's mine life. All these projects are at an early stage of exploration and they do not have and may not have any proven and probable reserves. The four projects are referred to hereinafter as the Akropong projects.

In 2000, BGL's exploration activities on the Akropong projects were limited to the Riyadh and Pampe projects. Preliminary exploration involved compilation of historical data and augering to a depth of four meters (or point of refusal) on a grid of 200 by 50 meters over the anomalous areas previously defined by soil geochemistry. Excluding property payments and geologists time, exploration expenditures totaled approximately $0.1 million.

BGL's 2001 budget expenditures for the Akropong projects are approximately $0.7 million. Exploration activities for the Akropong projects will be coordinated as a single exploration program where equipment and manpower will move from property to property during different phases of exploration. Phased exploration work advances only when positive results are generated from early phases of exploration. Expenditures given are estimates and may vary dependent on actual results.

OMAI GOLD MINE
--------------

The operating Omai gold mine is located in the Co-operative Republic of Guyana ("Guyana"), a former British colony, which obtained independence in 1966. Guyana has a surface area of 216,000 km/2/ with a population of approximately 800,000. The official language is English and the climate is tropical. Guyana is governed as a democratic republic, and the legal and land title systems are based on the English common law.

Omai Gold Mines Limited ("OGML") is an equity joint venture of the Government of Guyana, the Company and Cambior Inc. ("Cambior"). The Company owns a 30% common share equity interest in OGML. Cambior and the Government of Guyana own 65% and 5% of OGML, respectively. OGML owns the Omai Mining License and the Eagle Mountain, Omai River and Quartz Hill prospecting licenses.

The Omai mine is owned by OGML. Cambior is the manager of all mining and related operations. The Omai mine is located on a 52 km/2/ mining license on the Essequibo River, approximately 160 km southwest of Georgetown, Guyana. Access to the mine is by improved road and ferry or by fixed-wing aircraft to an all-weather airstrip.

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

Pursuant to OGML's articles of association, the Company received approximately $11.0 million of Class I redeemable preferred shares of OGML in recognition of past exploration costs incurred by the Company. Pursuant to their terms, these preferred shares must be redeemed prior to any distribution to the common shareholders of OGML out of 10% of net cash flow from operations of OGML (as defined in the Omai Mineral Agreement). The reimbursements must be calculated and paid quarterly to the Company. During the fiscal year ended December 31, 2000, the Company received $0.9 million as a result of the redemption of Class I preferred shares, for a total of $9.6 million in redemption of Class I preferred shares since the beginning of production in 1993. The amount so received and all future redemptions will be applied against the reimbursement of the loan made by OMGL to the Company until it is paid in full. The Company considers it unlikely that it will receive dividends from its common share holdings in OGML. As of December 31, 2000, OGML had $63 million in debt and a total of $138 million worth of Class II and III preferred shares outstanding. The Class III preferred shares have past cumulative unpaid dividends totaling $102 million as of December 31, 2000. (OMGL's financial statements for the year ended December 31, 2000 were prepared by the management of OMGL but the audit thereof is not complete as of the date of this form 10K. Thus, the figures set forth in this paragraph are subject to change.)

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

As of December 31, 2000, approximately 1,000 individual claims have been made against OMGL in Guyana in connection with the tailings dam failure, of which 414 have been settled for an aggregate dollar amount of less than $1 million. Of the claims that remain unsettled, legal proceedings have been instituted against OGML with respect to approximately 300 individual claims and one class action (on behalf of 244 claimants). According to the management of Cambior, as disclosed in their public filings with the Securities and Exchange Commission, these claims are expected to be settled for amounts totaling less than $1 million, of which $600,000 has already been funded in advance by an insurance company as part of a settlement with OGML and Cambior.

Another class action (claiming to represent 23,000 claimants) was filed in August 1998 in the High Court of the Supreme Court of Judicature, Civil Jurisdiction in Guyana but was not served on the defendants (OGML, Cambior, two engineering firms and one insurance company) until August 1999. This class action is essentially an outgrowth of a class action initiated in 1997 and later dismissed by a Quebec court. The class action was amended in May 1999 to include Golden Star as defendant and then served on Golden Star in July 1999. The class action claims from the defendants, including Golden Star, $100 million in damages, allegedly resulting from the tailings dam failure. On March 28, 2000, the proceedings against Golden Star were dismissed.

The three-year limitation period for bringing legal proceedings against OGML and its shareholders in Guyana with respect to the tailings dam failure expired on August 19, 1998.

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

Production and Reserves of Omai Mine

The Company has not included production and reserve details with respect to the operating Omai Mine as it is considered unlikely that the Company will receive any distribution in connection with its common share equity interest in OGML.

Eagle Mountain

The Eagle Mountain project is located in Central Guyana, 50 km from the Omai Mine. Prior to its sale in December 1998, the Company owned a 100% interest in the Eagle Mountain Prospecting License. The transfer of the Eagle Mountain License by the Company to OGML was approved by the government of Guyana on December 21, 1998. The purchase agreement between the Company, OGML and Cambior Inc. was executed on December 23, 1998 and, in accordance with the agreement, the Company received $80,000. As a result of the transfer to OGML, the Company now has a 30% indirect interest in the Eagle Mountain project. In consideration for receiving a 5% free carried interest (its interest in OGML), the government of Guyana has accepted to charge a consumption tax of only 5% on fuel used with respect to the Eagle Mountain property. All past capitalized exploration costs associated with the Eagle Mountain project were written off during 2000.

GROSS ROSEBEL
-------------

The Gross Rosebel project is located in Suriname, a former Dutch colony that became independent in 1975. Suriname has a surface area of 163,000 km/2/, a tropical climate and a population of approximately 470,000. The official language is Dutch with English spoken as a second, commercial and technical language. Suriname has a democratically elected government.

The Company's operations in Suriname in 2000 consisted primarily of care and maintenance for Gross Rosebel and continued engineering evaluation of the project. During 2000, the Company incurred total expenditures for Gross Rosebel of $0.5 million, of which $0.2 million were capitalized and $0.3 million were expensed. Approximately $0.3 million was reimbursed by the Company's joint venture partners. Total expenditures during 1999 amounted to $0.7 million, $0.4 million of which was reimbursed by the Company's joint venture partners.

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

As partial consideration for the transfer of the Gross Rosebel right of exploration, the Company issued 60,000 common shares to Grassalco on June 28, 1994. Under the terms of the Gross Rosebel Agreement, the Company committed to expend an aggregate of $8.0 million on exploration activities over a five-year period commencing on May 8, 1992. As of May 8, 1997, the Company had spent approximately $25.8 million on the Gross Rosebel property and, as a result, fulfilled its expenditure requirement. Of the amounts expended by the Company, Cambior has contributed $14.1 million by way of joint venture recoveries (see discussion of Cambior Joint Venture below). In addition, in consideration for Grassalco making the Gross Rosebel property available for exploration, the Company paid $1.0 million to Grassalco pursuant to the terms of the Gross Rosebel Agreement. Under the terms of the Gross Rosebel Agreement, the Company had the obligation to submit to the Republic of Suriname's Minister in charge of mining activities and Grassalco a feasibility study and an environmental impact statement (as these terms are defined in the Gross Rosebel Agreement) on or prior to May 8, 1997. In the event that Golden Star failed to timely submit such feasibility study and environmental impact statement, Golden Star was deemed to have waived its rights resulting from the Gross Rosebel Agreement and was obliged to reassign the Right of Exploration to Grassalco at its demand, whereupon the Gross Rosebel Agreement was to terminate. On May 7, 1997, a feasibility study and an executive summary of the environmental impact statement were submitted to the Government of Suriname. A more detailed environmental impact statement and a revised feasibility study were submitted to the Government of Suriname in June and December 1997, respectively. The Government of Suriname has not yet approved the feasibility study or the environmental impact statement. There can be no assurance that a final feasibility study will be submitted or that the Government of Suriname will approve the feasibility study and grant a right of exploitation to the operating company to be formed by the two joint venture partners.

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

The Gross Rosebel Agreement provides that (i) a royalty of two percent of the gold produced from the Gross Rosebel property is payable in kind to Grassalco and (ii) an additional one-quarter of one percent royalty is payable for the life of the project to a charitable fund to promote natural resources development in Suriname. In addition, a royalty of two percent of the proceeds received on any other minerals produced (less transportation and processing costs) is also payable to Grassalco. An advance royalty payment against the above-mentioned royalties of $6.5 million must be made to Grassalco within 90 days of receipt of the first proceeds from the sale of minerals at Gross Rosebel and a further $6.5 million must be made 12 months later. Further, in the event the price of gold exceeds $500 per ounce Grassalco is entitled to an additional 6.5% royalty on that portion of the sales price, which exceeds $500 per ounce.

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

Mine Development

A formal feasibility study was submitted to the Government of Suriname in May 1997. The study contained a description and analysis of the economic and commercial viability of bringing into production and operating a mine on Gross Rosebel assuming a gold price of between $380 and $400 during the life of the mine. Development of the Gross Rosebel project has been deferred by the joint venture partners pending receipt of necessary governmental approvals including approval of the feasibility study, resolution of several development issues, economic concessions from the government and improved gold prices. There can be no assurance that the government of Suriname will approve the May 1997 feasibility study and the environmental impact statement and therefore grant a right of exploitation to the Operating Company until an acceptable feasibility study, based on current gold prices, is produced by the joint venture. Some of the development issues that must be resolved prior to development, include, amongst other things, the structure of the Operating Company, the ability to secure foreign investment insurance, availability of financing from banks and other financial institutions, and disposition of Nieuw Koffiekamp, a small village located within the concession. Although the Company believes that these issues can be resolved, there can be no assurance that it will be the case. The project will continue to be on care and maintenance until these issues are resolved.

Work Program

The project remained on care and maintenance in 1999 and 2000. Engineering activities performed at Gross Rosebel during 2000, as in 1999, were largely directed at determining development alternatives for the project because of the prevailing depressed gold prices. In August 1999, the Company completed an independent scoping study. This was performed to model the potential benefits of applying a low cost heap leach processing approach to the project. Results of the study supported the Company's belief that the project could be developed at a profit even in a low gold price environment. The outcome of this study prompted serious discussions between the joint venture partners in the early part of 2000 to consider alternative low cost mining and processing methods more suitable to the tropical rain forest conditions existing in Suriname.

As a result of the discussions, a pre-feasibility study based on a more conventional CIL flow sheet was completed during the final quarter of 2000 and presented to the Minister of Natural Resources in early December. This study defines a project that is robust at a project life gold price of $300 per ounce. This was largely achieved by confining the scope of the project to the softer saprolite and transition mineralized material, which significantly reduces both capital cost and operation cost. The hard primary mineralized material included in the original feasibility study would remain un-mined in this soft rock scenario, but could be exploited at a future date when gold prices are at a level that would make the extraction of the material economic. Allowance was therefore made in the plant design for the future installation of additional crushing and grinding equipment. The pre-feasibility study and the capital cost estimates were prepared by Cambior Projects and Construction, a subsidiary of Cambior Inc.

Meetings were held with the Government of Suriname in December 2000 to discuss the pre-feasibility study results and the assumptions made in the preparation of the study that will require commitments from Government, which include the highly critical supply and price of power from the hydro-electric grid. Once this and other issues have been resolved, Cambior and Golden Star intend to complete a final feasibility study in readiness for a decision on the development of the project by the end of 2001.

Budgeted expenditures in 2001 for Gross Rosebel are $1.0 million comprised of $0.6 million of care and maintenance, and $0.4 million of engineering work to complete an updated feasibility study. The Company's share of these expenditures will be $0.5 million.

Mineralized Material

The Company's share of the mineralized material for Gross Rosebel, as at December 2000, amounted to 12.5 million tonnes grading 1.7 g/t using a long-term gold price assumption of $300 per ounce compared to 20.7 million tonnes grading
1.6 g/t at a gold price of $325 per ounce reported as of December 31, 1999. The mineralized material was calculated by Cambior in accordance with the definitions and guidelines adopted by the Canadian Institute of Mining, Metallurgy and Petroleum on August 20, 2000 and NI 43-101 and only takes into account the softer saprolite and transition material. Cambior reported its 50% share as "Indicated Resources". The qualified person responsible for this calculation is Mr. Francis Clouston. The Company has not independently verified the estimate reported by Cambior.

Mineralized material does not represent reserves and has not been included in the Company's proven and probable reserve estimates. Even though enough drilling and trenching has been completed to indicate sufficient tonnages and grade to warrant further exploration or development expenditures, these mineral deposits do not qualify under the United States Securities and Exchange Commission standards as being commercially minable until further drilling, metallurgical work and other economic and technical feasibility factors based upon such work are resolved.

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

The grant of mining titles in French Guiana is administered by the Direction Regionale de l'Industrie, de la Recherche et de l'Environnement ("DRIRE"), under the Ministry of Industry. There are two different types of mining titles under French law: permits and concessions. Under the 1955 and 1956 Decrees, two types of exploration permits could be obtained, the A and B types. An exploration permit conveys for a specific area of land the exclusive right of prospecting and exploration for the substances to which it relates. Permits of Type "B" are valid for two years and renewable twice for periods of two years each. The surface of type "B" permits covers a square area of 25 km/2/ each. Type "A" permits are valid for five years and can be renewed at least once for an additional five-year term. The French Mining Code (now partially applicable to French Guiana) provides for only one type of exploration permit called Permis exclusif de recherche ("PER"). PER can be granted for a period of up to five years and can be renewed for two additional periods of up to five years each.

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

Guyanor Ressources S.A.

All of the Company's mineral interests in French Guiana are held through its 73% owned publicly traded subsidiary Guyanor Ressources S.A. Guyanor is a societe anonyme incorporated under the laws of France on April 20, 1993 with its head and registered offices located at Lot. Calimbe 2, Route du Tigre, B.P. 750, 97300 Cayenne, French Guiana.

Guyanor owns mineral rights (either directly or through its subsidiaries) for the Yaou, Dorlin, Paul Isnard, Eau-Blanche and St-Elie gold projects and the Dachine diamond project. All of the properties are in the exploration stage.

During 2000, Guyanor spent $1.6 million on exploration and in care and maintenance expenditures, of which $0.8 million was reimbursed by joint venture partners. In 1999, Guyanor had spent $3.0 million, $1.4 million of which was reimbursed by joint venture partners. Total budgeted exploration expenditures by Guyanor for 2001 are $0.9 million. During 2000 it was determined, given the historically low gold prices, lack of funds to continue active exploration and the change in the Company's focus, that all of the Guyanor properties, save Paul Isnard were impaired. Accordingly all of the Guyanor deferred exploration projects were written off, with the exception of portions of the Paul Isnard property. Title to the mineral rights, however, will be retained for all French Guiana properties.

YAOU AND DORLIN
---------------

Pursuant to an agreement, dated July 16, 1993, the Company acquired from BHP Minerals International Exploration Inc. ("BHP") for $4.3 million a 63.3% participating interest in a joint venture between BHP and the Bureau de Recherches Geologiques et minieres ("BRGM") with respect to six type "B" exploration permits covering an area known as Yaou and six type "B" exploration permits covering an area known as Dorlin in French Guiana. In August 1993, the Company transferred its 63.3% participating interest in the joint venture to Guyanor at cost. Further to an agreement dated August 3, 1993, between the Company and BRGM and a subsequent agreement, dated September 23, 1993, among the Company, Guyanor and BRGM, Guyanor acquired for $2.5 million BRGM's 36.7% interest in the joint venture assets owned for the benefit of the joint venture by BRGM. In addition, Guyanor agreed to pay to BRGM a further FF14.0 million (approximately $2.1 million) as follows: FF7.0 million at the time of completion of a bankable feasibility study on either the Yaou or Dorlin properties and FF7.0 million at the time of commencement of commercial production on either of these properties. The transfer of the Yaou and Dorlin permits from the BRGM to Guyanor was approved by the relevant French regulatory authorities on May 25, 1994. Both BHP and BRGM are arms' length parties to Guyanor and the Company.

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

A "Memoires Technique" and "Notice d'impact were prepared and filed with the French administration in March 1999, prior to the expiration of type "B" exploration permit. Since the project was not economic under the then current gold price, Guyanor revived two applications for type "A" exploration permits previously filed in 1997. The two Type "A" permits were granted to Guyanor on January 31, 2001 and will each be valid until March 1, 2006. These permits
replace the type "B" permits.   On February 21, 2001, the two type "A" permits
were transferred to Societe Miniere Yaou-Dorlin ("SMYD"), a French company, created by Cambior and Guyanor to hold the Yaou and Dorlin mineral rights. Cambior and Guyanor each hold 50% of the shares of SMYD.

The Properties

The Yaou Type "A" permit covers an area of 52 km2 located some 210 km southwest of Cayenne. Access to the property is by helicopter or four-wheel drive vehicle on 17 km of dirt road from the town of Maripasoula, which is accessible by chartered and daily scheduled fixed-wing aircraft from Cayenne.

The Dorlin Type "A" permit covers an area of 84 km2 located some 180 km southwest of Cayenne and 60 km east of Maripasoula. The property is accessible by helicopter and a 500 m airstrip located on the property is suitable for fixed wing aircraft. Access is also available by boat during the rainy season.

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

Work Program

In 2000, at the Yaou and Dorlin remained on care and maintenance. Among other things, management believes that the price of gold must improve substantially in order to have an economically feasible project.

In 2000, Guyanor's expenditures on Yaou and Dorlin totaled $0.3 million, $0.2 million of which was reimbursed by Cambior under the above-mentioned agreement. During 1999, Guyanor spent a total of $1.2 million on the Yaou project, of which Cambior reimbursed $0.8 million. Guyanor has budgeted $0.1 million in 2001 for its shares of expenditures at Yaou and Dorlin. During 2000 the Yaou and Dorlin projects were determined to be impaired and written off.

Mineralized Material

At year-end 2000, Cambior reported its 50% share of mineralized material (indicated resources) for Yaou and Dorlin, using a long-term gold price assumption of $300/oz (as compared with $325/oz in 1999), as 6.9 million tonnes grading 2.1g/t. The Company's share of the mineralized material for Yaou and Dorlin is 6.9 million tonnes grading 2.1 g/t compared to 8.2 million tonnes grading at 1.9g/t in 1999. The qualified person responsible for the estimation of mineralized material for the Yaou and Dorlin project is Mr. Francis Clouston, Project Assessment Engineer for Cambior. The Company has not independently verified the estimates reported by Cambior for Yaou and Dorlin.

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

PAUL ISNARD
------------

On October 29, 1994, Guyanor acquired an interest in the Paul Isnard and Eau Blanche projects by way of the acquisition of all of the outstanding shares of Societe de Travaux Publics et de Mines Auriferes en Guyane ("SOTRAPMAG"). SOTRAPMAG held, directly or indirectly, eight mineral concessions (the "Paul Isnard Concessions") and four type "B" exploration permits. Since then, all type "B" permits have expired or were relinquished. The concessions will expire on December 31, 2018 but can be renewed for an additional 25 years. A type "A" permit covering an area of approximately 326 km/2/ was granted to Guyanor on November 30, 1999 for an initial period of three years. The type "A" permit includes most of the area covered by the four type "B" permits as well as a new area adjacent to the Paul Isnard property. In this report, unless the context indicates otherwise, the term the "Paul Isnard" refers to the Paul Isnard and Eau Blanche properties.

Agreement with LaSource

In conjunction with Guyanor's acquisition of SOTRAPMAG, BRGM relinquished its rights under an option from Alcatel Alsthom Compagnie Generale d'Electricite to acquire any primary deposit located within the Paul Isnard Concessions. In consideration therefore, Guyanor paid to BRGM the sum of FF2.5 million (approximately

$505,000) and LaSource Developpement S.A., a company affiliated to BRGM ("LaSource"), received an initial 25% participating interest in two joint ventures for the exploration and exploitation of primary gold deposits on the Paul Isnard project. LaSource did not contribute its share of the exploration expenditures since 1997. By July 31, 1999, Guyanor's interest in the project had increased to approximately 90.2% and 91.2%, respectively. As a result of LaSource's participating interest having decreased below 10%, LaSource's interest in the joint ventures was automatically converted to a 2.5% of net profits.

Agreement with Rio Tinto

In January 2001, Guyanor and Rio Tinto Mining and Exploration Limited ("Rio Tinto") entered into a Heads of Agreement with respect to the Paul Isnard project. The area covered by the agreement includes the eight concessions held by SOTRAPMAG and the western part of the type "A" permit held by Guyanor, covering a total area of 216 km/2/. The remaining 214 km/2/ in the eastern part of the exploration permit is not included in the joint venture, although Rio Tinto has a preemptive right over the area. Guyanor may continue to explore and develop this portion of the exploration permit in its own right.

Under the terms of the agreement, Rio Tinto can earn a 40% participating interest in the joint venture by incurring expenditures of at least $2,250,000 on the project on or before the third anniversary of the agreement. In order to maintain its option, Rio Tinto will have to incur, with respect to the Property, annual expenditures for all years, other than the first year of the option, of at least $500,000. Unless otherwise specified, upon Rio Tinto having acquired its 40% participating interest in the joint venture, the parties will have to contribute to work programs and budgets in accordance with their then participating interests in the joint venture.

Rio Tinto may also acquire an additional 30% participating interest in the joint venture by incurring expenditures, without contribution by Guyanor of at least $6,750,000 on or before the fifth anniversary of the agreement. Upon receiving notice that Rio Tinto has acquired a 70% participating interest in the joint venture, Guyanor will have the right to elect to retain its then participating interest in the joint venture and fund its pro rata share of all costs of the joint venture or exchange a 10% participating interest in the joint venture in consideration for the obligation of Rio Tinto to fund all costs of the joint venture until commencement of commercial production, such amounts to be repaid out of 80% of Guyanor's share of project cash flow at LIBOR +3%.

The Properties

The Paul Isnard project is located in the western part of French Guiana, some 200 km west of Cayenne. The property is accessible from St-Laurent-du-Maroni, either by air, at a distance of 75 km to the south, or by means of a 115 km-long laterite road. The first 62-km section of this road is maintained by the government and the remaining 53-km section by SOTRAPMAG.

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

At Montagne D'Or the host stratigraphy for mineralization is a +400m thick section of bi-modal felsic and mafic volcanics with lesser volcaniclastics, particularly at the base. The eastern part of the section contains more mafic volcanics than the western section. The section is intruded by a largely post mineral and later deformation swarm of mafic dykes or sills. The section contains at least three unique time stratigraphic horizons marked by chemical sediments and thin lithologically distinctive flows designated as "favorable sequences".

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

Work Program

During 2000, Guyanor concentrated its activities on the evaluation of the Elysee target. Several trenches, pits and galleries were sampled and the results are considered very encouraging. Guyanor also initiated the systematic geological mapping of the eastern part of the area, locating and sampling rocks from historical alluvial mining areas. A few new gold-mineralized occurrences found by the current alluvial miners were also studied.

Efforts during the first half of 2001 will focus primarily on the identification of additional gold-mineralized targets to supplement what had been previously outlined at Montagne d'Or. Work will include the geochemical evaluation of the area between Montagne d'Or and the Elysee target. Additional work will include the systematic trenching and test drilling of the Elysee area, and the drilling of geophysical targets on Montagne d'Or. A re-evaluation of the Montagne d'Or mineralized material will also be carried out in preparation for additional drilling.

Total expenditures in 2000 were $0.5 million for Paul Isnard. Total expenditures in 1999 were $0.8 million. Exploration expenditures for Paul Isnard in 2001 are budgeted to be $ 0.9million. Golden Star will lend $750,000 from the private placement proceeds received from Rio Tinto in January to fund the first semester work program on Paul Isnard.

During 2000, $2.0 million of past capitalized exploration work on the Paul Isnard alluvial areas was impaired and written off.

Mineralized Material

The mineralized material reported by the Company was estimated in February 1999. The Company estimated its 73% share of Paul Isnard, using a $325 gold price, as
4.4 million tonnes grading 2.8 g/t. This report only reflects mineralized material estimated to be present within the open pits modeled by the Company. The qualified person responsible for the estimation of mineralized material for the Paul Isnard project was Declan Costelloe, former Manager Mining Geology, for the Company.

Mineralized material does not represent reserves and has not been included in the Company's proven and probable reserve estimates because even though enough drilling and trenching indicate a sufficient amount and grade to warrant further exploration or development expenditures, these mineral deposits do not qualify under the United States Securities and Exchange Commission standards as being commercially minable until further drilling, metallurgical work and other economic and technical feasibility factors based upon such work are resolved.

Exploitation Authorization given for alluvial mining titles by third parties

Guyanor has granted the right to twenty-two small scale mining companies or individuals to apply for Exploitation Authorization on specific areas located within the Paul Isnard concessions and the Type A permit. The French government created this new type of mining title in connection with the recent revisions to the Mining Code. This new title, referred to as "AEX", grants to small-scale alluvial miners the right to mine within a specific area of 1 km/2/. The titleholder of an AEX is responsible for all potential environmental damages. The applications for AEX have been submitted to the DRIRE and if the applicants meet the DRIRE requirements, the AEX will be granted for a term of one or two years. Under separate agreements with each applicant, Guyanor is entitled to receive as compensation a certain percentage of the value of the gold extracted.

DACHINE
---------

The Dachine property is accessible only by helicopter or, during the rainy season, by canoe from Maripasoula. Microdiamonds were found for the first time, in 1983, in alluvium/colluvium by BRGM during strategic prospecting work for the Mineral Inventory of French Guiana. No further exploration was conducted at Dachine until Guyanor, after examining the existing literature and conducting preliminary reconnaissance in the field, was granted a type "B" exploration permit by the French government covering a 25 km/2/ area in southwest French Guiana known as Dachine (formerly known as IT-33). An application was filed in December of 1995 for a type "A" permit covering an area of 337 km/2/ that would include the current type "B" permit. Given the results obtained under the joint venture with Rio Tinto, Guyanor planned to substantially reduce the area covered by type "A" permit application.

Joint Venture with Rio Tinto

In 1999, Guyanor entered into a Heads of Agreement with Rio Tinto Mining and Exploration Limited ("Rio Tinto") with respect to the exploration, the development, and mining of diamonds within the whole territory of French Guiana excluding the St-Elie, Paul Isnard and Yaou-Dorlin properties. The Heads of Agreement gave Rio Tinto the right to earn a 70% participating interest in a
Joint Venture between Guyanor and Rio Tinto.    A program was designed to sample
a large volume of material from various zones of the Dachine ultramafic body to yield a parcel of diamonds in order to confirm the presence of gem quality stones. Diamonds were found in 18 out of 23 samples processed. Using a cut-off size of 1 mm, grades varied from 0.06 to 10.48 carats per hundred tonnes. The largest stones were found in the 1.7 to 2.36 mm size range, with an average weight of 0.066 carats. However, the majority of the stones occurs in the ranges of 1 to 1.18 mm and 1.18 to 1.70 mm. Stone colors varied from white to light brown and rarely greenish/yellow. Stones are translucid to transparent, but often masked by large quantities of inclusions. The dominant shapes are irregular, with small quantities of cubic and octahedral stones. Stones are often intensely reabsorbed.

These results were considered disappointing. In October 2000, Rio Tinto decided to withdraw from the project and terminate the joint venture. Management determined that the Dachine project was impaired and capitalized exploration costs were written off during 2000.

Geology

The diamond occurrence at Dachine is hosted in a volcaniclastic komatiite - an unusual type of volcanic rock which differs from more well-known diamond host rocks such as kimberlite and lamproite. These komatiites once formed part of an island-arc sequence, a tectonic setting distinct from all other currently exploited diamond deposits.

Work Program

No work program is planned for 2001. The project will remain on care and maintenance. In 2000, $0.7 million was spent on exploration program for Dachine, of which $0.7million was reimbursed by Rio Tinto. During 1999, $0.8 million was spent on exploration and care and maintenance work for Dachine, of which $0.5 million was reimbursed by Rio Tinto.


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

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------  -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

During 2000 the Company's common shares were listed on the Toronto Stock Exchange ("TSE") under the trading symbol "GSC" and on the American Stock Exchange ("Amex")under the trading symbol "GSR". The Company's shares were de-listed from the Amex on January 26, 2001, and immediately began trading on the OTC Bulletin Board. As of April 2, 2001, 38,088,988 common shares were outstanding and the Company had 837 shareholders of record. On April 2, 2001, the closing price per share for the Company's common shares, as reported by the TSE was Cdn$0.49 and as reported by the OTC Bulletin Board was $0.30.

The following table sets forth, for the periods indicated, the high and low market closing prices per share of the Company's common shares as reported by the TSE and the AMEX.

                                             Toronto Stock Exchange                    American Stock Exchange
                                            -------------------------                 --------------------------
                                            Cdn$                 Cdn$                  $                     $
                                            High                  Low                 High                  Low
                                            ----                 ----                 ----                  ----
2000:
     First Quarter                          2.35                 1.17                 1.63                  0.81
     Second Quarter                         1.80                 1.22                 1.19                  0.81
     Third Quarter                          1.35                 0.85                 0.94                  0.56
     Fourth Quarter                         1.15                 0.62                 0.75                  0.38

1999:
     First Quarter                          1.85                 1.00                 1.31                  0.69
     Second Quarter                         1.50                 0.86                 1.00                  0.63
     Third Quarter                          1.10                 0.57                 0.69                  0.38
     Fourth Quarter                         2.70                 1.03                 1.87                  0.69

The Company has not declared or paid cash dividends on its common shares since its inception. The Company's dividend policy is reviewed from time to time by its Board of Directors. Future dividend decisions will consider then current business results, cash requirements and the financial condition of the Company.


CERTAIN CANADIAN FEDERAL INCOME TAX CONSIDERATIONS
----------------------------------------------------

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


CERTAIN UNITED STATES INCOME TAX CONSIDERATIONS

Passive Foreign Investment Company Rules

Under the United States Internal Revenue Code of 1986, as amended (the "Code"), the Company may be classified as a passive foreign investment company (a "PFIC"). United States shareholders of a PFIC are subject to certain adverse tax consequences. These consequences can be mitigated, under certain circumstances, if the United States shareholder makes a timely election to treat the Company as a "qualified electing fund" (a "QEF"). ALL United States SHAREHOLDERS ARE THEREFORE URGED TO CONSULT THEIR OWN TAX ADVISORS ABOUT THE ADVISABILITY OF MAKING A QEF ELECTION WITH RESPECT TO THE COMPANY. ALL UNITED STATES SHAREHOLDERS ARE ALSO URGED TO CONSULT THEIR OWN TAX ADVISERS ABOUT THE POSSIBILITY OF CREDITING CANADIAN TAXES PAID AGAINST UNITED STATES TAX PAYABLE.

Definition of a PFIC

A PFIC is a corporation not formed in the United States (a "Non-United States Corporation") and either (i) 75% or more of its gross income is passive income or (ii) 50% or more of the average value of its assets produce, or are held for the production of, passive income. Passive income for these purposes includes interest, dividends, and certain rents and royalties. For purposes of the foregoing tests, if a Non-United States Corporation owns at least 25% by value of the stock of another corporation, it is treated as if it instead owned its proportionate share of the other corporation's assets and received directly its proportionate share of the other corporation's income.

The Company has been advised by PricewaterhouseCoopers LLP that it should not be treated as a PFIC with respect to shares purchased by United States shareholders during the years 1993 through 1999, although it could potentially be a PFIC with respect to shares acquired by United States shareholders prior to 1993. The Company also intends to engage PricewaterhouseCoopers LLP in the future to analyze whether it is a PFIC in 2000 and subsequent years and will continue to notify shareholders of the results of such future analyses. The PFIC analysis involves a complex analysis of many factors, including, among other things, the price of gold, production and cash flow from BGL and the cash flow of OGML.

Consequence of PFIC Classification if No QEF Election Made

If the Company is classified as a PFIC, United States shareholders who do not make timely QEF Elections (as discussed below) will be subject to a number of special adverse tax rules. For example, gain recognized on disposition of PFIC stock or the receipt of an "excess distribution" from a PFIC is (i) treated as if it were ordinary income earned ratably on each day in the taxpayer's holding period for the stock at the highest marginal rate in effect during the period in which it was deemed earned and (ii) subject to an interest charge as if the resulting tax had actually been due in such earlier year or years. (An excess distribution is the amount of any distribution received by the United States shareholder during the taxable year that exceeds 125% of the immediately preceding three year average of distributions received from the corporation, subject to certain adjustments.) Proposed United States Treasury Regulations broadly define a disposition to include any transaction or event that constitutes an actual or deemed transfer of property for any purpose under the Code, including (but not limited to) a sale, exchange, gift, transfer at death, and the pledging of PFIC stock to secure a loan. If the tax described above is not imposed on a transfer at death, the recipient of the PFIC stock receives a basis in the transferred stock equal to the lesser of the fair market value or the adjusted basis of the stock in the hands of the shareholder immediately before death. Finally, the foregoing rules will continue to apply with respect to a United States shareholder who held the stock of the Company while the Company met the definition of a PFIC even if the Company ceases to meet the definition of a PFIC.

The proposed PFIC regulations herein were proposed to be effective in April 1992 and may apply to all post-1986 years. However, there can be no assurance that such regulations will be adopted in their present form.

Consequences of PFIC Classification if QEF Election Made

Most of the foregoing adverse tax consequences can be avoided if (i) the United States shareholder makes a timely election to treat the Company as a QEF (a "QEF Election") for the first year of the shareholder's holding period in which the Company is a PFIC (or in a year for which the Shareholder also makes the "Deemed Sale Election" described below) and (ii) the Company provides the United States shareholder with a "PFIC Annual Information Statement" pursuant to Temporary Regulations issued by the Internal Revenue Service. United States shareholders of a PFIC who make a QEF Election, however, will be taxable currently on their pro rata share of the PFIC's ordinary earnings and net capital gain, unless they make a further election to defer payments of tax on amounts included in income for which no distribution has been received (subject to an interest charge). Special adjustments are provided to prevent inappropriate double taxation of amounts so included in a United States shareholder's income upon a subsequent distribution or disposition of the stock.

A United States shareholder makes a QEF Election by filing a Form 8621 with its tax return. In the case of stock owned through a United States entity, the election generally must be made at the entity level. A QEF Election must be filed by the due date (taking into account extensions) for filing the United States shareholder's income tax return for the taxable year for which the election is made. Once made, the election is effective for the shareholder's taxable year for which it is made and all subsequent taxable years, and may not be revoked without consent of the Secretary of the Treasury. A QEF election is required to be made for each corporation. Thus, to totally purge any PFIC taint, a separate election would be required for the non-United States subsidiaries of the Company. If a United States shareholder wishes to make a QEF Election subsequent to the first year of his holding period for stock of a Non-United States Corporation that is a PFIC, the United States shareholder may further elect to recognize gain (the "Deemed Sale Election") as if it had sold the QEF stock on the first day of the taxable year in which the QEF election is made if
(i) the United States shareholder holds stock in the PFIC on that day and (ii) the shareholder can establish the fair market value of such stock on that day.

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

Mark to Market Election

Under the Taxpayer Relief Act of 1997, a United States holder of "marketable stock" under the PFIC rules may be able to avoid the imposition of the special tax and interest charge by making a "mark-to-market election". Generally, pursuant to this election, such United States holder would include in ordinary income, for each taxable year during which such stock is held, an amount equal to the increase in value of the stock, which increase will be determined by reference to the value of such stock at the end of the current taxable year as compared with its value as of the end of the prior taxable year. Special rules should be considered in determining the ordinary income created by the election. United States holders desiring to make the mark-to-market election should consult their tax advisors with respect to the application and effect of making such election.

Taxation of Dividends on the Company's Stock

Subject to the PFIC rules described above for United States Federal income tax purposes, dividends paid by the Company (including any Canadian tax withheld thereon) will constitute ordinary dividend income to the extent of the Company's current or accumulated earnings and profits as determined for United States Federal income tax purposes, and to the extent in excess of earnings and profits, will first be applied against and reduce the shareholder's basis in such holder's stock, and to the extent in excess of such basis will be treated as gain from the sale or exchange of property. Because the Company is not a United States corporation, dividends that it pays will not be eligible for the dividends-received deduction provided for in Section 243 of the Code. If a United States shareholder receives a dividend payment in any currency other than United States dollars, the amount of the dividend payment for United States Federal income tax purposes will be the United States dollar value of the dividend payment (determined at the spot rate on the date of such payment) regardless of whether the payment is in fact converted into United States dollars. In such case, United States shareholders may recognize ordinary income or loss as a result of currency fluctuations during the period between the date of a dividend payment and the date such dividend payment is converted into United States dollars.

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


ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

The selected financial data set forth below are derived from the audited consolidated financial statements of the Company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, included elsewhere herein, and should be read in conjunction with those financial statements and the footnotes thereto. The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Cdn GAAP"). Selected financial data derived in accordance with United States GAAP ("US GAAP") has also been provided and should be read in conjunction with Footnote 15 to the financial statements. For US GAAP reconciliation items, see the attached consolidated financial statements and notes. Reference should also be made to "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations".

Summary of Financial Condition Data at End of Period
(Amounts in thousands except per share data)

                                   As of             As of              As of              As of              As of
       CDN GAAP                 December 31,      December 31,       December 31,       December 31,       December 31,
                                   2000              1999               1998               1997               1996
------------------------------------------------------------------------------------------------------------------------
Working capital                 $  4,452            $  6,020           $  6,516           $ 16,427           $ 15,287
------------------------------------------------------------------------------------------------------------------------
Current assets                    12,960              13,957              8,216             20,152             22,182
------------------------------------------------------------------------------------------------------------------------
Total assets                      49,469              74,352             68,597             89,122             96,283
------------------------------------------------------------------------------------------------------------------------
Current liabilities                8,508               7,937              1,700              3,725              6,895
------------------------------------------------------------------------------------------------------------------------
Shareholders' equity              26,040              40,501             58,471             79,557             78,094
------------------------------------------------------------------------------------------------------------------------

                               For the Year        For the Year       For the Year        For the Year     For the Year
                                  Ended               Ended              Ended               Ended            Ended
      CDN GAAP                 December 31,        December 31,       December 31,       December 31,      December 31,
                                  2000                1999               1998                1997             1996
------------------------------------------------------------------------------------------------------------------------
Revenue                         $ 31,171            $ 11,254           $    635           $  1,698           $  2,801
------------------------------------------------------------------------------------------------------------------------
Net loss                         (14,881)            (24,366)           (22,248)           (26,584)            (7,780)
------------------------------------------------------------------------------------------------------------------------
Net loss per share                 (0.40)              (0.76)             (0.74)             (0.92)             (0.31)
------------------------------------------------------------------------------------------------------------------------

                                   As of             As of              As of              As of              As of
       US GAAP                  December 31,      December 31,       December 31,       December 31,       December 31,
                                   2000              1999               1998               1997               1996
------------------------------------------------------------------------------------------------------------------------
Working capital                 $  4,452            $  6,020           $  3,901           $ 13,485           $ 11,788
------------------------------------------------------------------------------------------------------------------------
Current assets                    12,960              13,957              5,601             17,210             18,683
------------------------------------------------------------------------------------------------------------------------
Total assets                      24,020              45,635             27,240             42,076             46,895
------------------------------------------------------------------------------------------------------------------------
Current liabilities                8,508               7,937              1,700              3,725              6,895
------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                (478)             11,145             16,899             31,160             29,959
------------------------------------------------------------------------------------------------------------------------

                               For the Year        For the Year       For the Year        For the Year     For the Year
                                  Ended               Ended              Ended               Ended            Ended
      US GAAP                  December 31,        December 31,       December 31,       December 31,      December 31,
                                  2000                1999               1998                1997             1996
------------------------------------------------------------------------------------------------------------------------
Revenue                         $ 31,171            $ 11,254           $    635           $  1,698           $  2,801
------------------------------------------------------------------------------------------------------------------------
Net loss                         (12,465)            (11,335)           (15,395)           (26,838)           (25,279)
------------------------------------------------------------------------------------------------------------------------
Net loss per share                 (0.33)              (0.35)             (0.51)             (0.94)             (1.00)
------------------------------------------------------------------------------------------------------------------------

Note: Golden Star did not pay any cash dividends during the fiscal years indicated above.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian GAAP. For the US GAAP reconciliation, see foot note 15 to the attached consolidated financial statements, as well as "Results of Operations" below.

The following contains certain forward-looking statements within the meaning of the United States securities laws. Actual results, performance or achievements of the Company could differ materially from those projected in the forward-looking statements due to a number of factors, including those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS
---------------------

Overview

Beginning in 1999 the Company embarked upon a significant shift in business strategy which would turn the organization's focus away from being a pure exploration company, to becoming a production, development and advanced stage exploration company (See Item 1, "Business Strategy"). In accordance with this new direction we were able to acquire a 70% interest in the Bogoso gold mine and mill in Ghana West Africa in late 1999, becoming the majority owner and operator of the property. (See Item 2, "The Bogoso Gold Mine").

The year 2000 saw continuation of the efforts to reorient the Company along these lines. Operation of the Bogoso mine yielded a positive operating cash flow and additional reserves were identified at Bogoso which, along with low-grade stock pile material, are expected to extend the life of the Bogoso mine into early 2002. Also during 2000 and in early 2001, in an effort to reduce costs and to move away from grass roots exploration, the Company closed exploration offices in Guyana, Ivory Coast, and Kenya and has cut back exploration efforts in Suriname, French Guiana and elsewhere in Africa and South America.

The cutbacks in exploration activity resulted in the write-off of the carrying value of several of our exploration properties, including all projects in Guyana, the Tanda project in Ivory Coast, the Yaou and Dorlin gold projects in French Guiana, and the Dachine diamond project, also in French Guiana. In total, $16.7 million of project abandonment expenses were recognized in 2000.

Also, in accord with the strategy shift, we have sought out and investigated several gold properties as potential acquisition targets. The majority of the properties so investigated are located in West Africa, where we have already
established an operating presence via the Bogoso Mine.   While acquisition
efforts during 2000 did not come to fruition, such efforts are continuing in 2001.

Liquidity was a concern during 2000 and continues to be so. While positive operating cash flow was generated by the Bogoso Mine during 2000, cash needs for corporate operations and to maintain various exploration projects combined to yield a $1.9 million net reduction in cash on hand during 2000. See Item 1. - Risk Factors - "We currently have limited liquidity and capital resources", and the "Liquidity and Capital Resources" and "Outlook" sections below for additional discussion of our liquidity situation. The Company's ability to continue as a going concern after 2001 is dependent on its ability to obtain funding for acquisitions and development projects during 2001. Mining will cease at the Company's only producing mine (the Bogoso Mine) by mid-2001. While low-grade stock pile material will allow the Bogoso mill to continue operating into early 2002, additional ore reserves will be required by the beginning of 2002 to avoid mill closure. The Company is currently involved in advanced negotiations to acquire a property contiguous with the Bogoso Mine in Ghana that contains reserves that, if acquired, would be expected to provide mill feed for several years into the future. Additional funding would be required for this acquisition and, while the Company is currently engaged in financing negotiations, there is no assurance such funding can be obtained. The current market for gold shares is weak and equity capital is difficult to obtain. Although there is no assurance that the Company will be successful in these actions, management believes that they will be able to conclude property acquisitions and to secure the necessary financing to enable the Company to continue as a going concern.

Our consolidated financial statements are presented in compliance with accounting principles generally accepted in Canada (Cdn GAAP), with a reconciliation included in the footnotes to the consolidated financial statements (presented in footnote 15) reconciling these with accounting principles generally accepted in the United States (US GAAP). There are several differences between US GAAP and Cdn GAAP, some of which can yield material differences in the reported data.

The cumulative effect of the differences in accounting under Cdn GAAP and US GAAP on the statement of net loss is as follows:

                                                               For the Years Ended December 31,
                                                                 2000        1999        1998
                                                               --------    --------    --------
Net loss under Canadian GAAP                                   $(14,881)   $(24,366)   $(22,248)
Net effect of the deferred exploration expenditures on
 loss for the period                                             12,166      13,403       4,901

Effect of capitalized acquisition costs net of related
 depletion                                                      (11,302)     (1,233)          -

Other                                                               992         315         814
                                                               --------    --------    --------
Loss under US GAAP before minority interest                     (13,025)    (11,881)    (16,533)
Minority interest, as adjusted                                      560         546       1,138
                                                               --------    --------    --------
Net loss under US GAAP                                          (12,465)    (11,335)    (15,395)
Other comprehensive income foreign exchange (loss)/gain             254          10         (26)
                                                               --------    --------    --------
Comprehensive income                                           $(12.211)   $(11,325)   $(15,421)
                                                               ========    ========    ========
Basic and diluted Net loss per share under US GAAP             $  (0.33)     $(0.35)     $(0.51)
                                                               ========    ========    ========

The MD&A discussion below is in reference to Canadian GAAP financial results.

2000 Compared to 1999

The Company reported a net loss of $14.9 million for 2000 compared to a net loss of $24.4 million in 1999. The major factor contributing to the 2000 loss was the impairment costs of numerous deferred exploration properties following cutbacks in exploration and the placing of most projects on a care and maintenance basis during the year in response to continued low gold prices and
in response to the Company's new direction.   As a result, a total of $16.7
million of deferred exploration costs were written off during 2000, including those for the Tanda project in the Ivory Coast; the Yaou, Dorlin, Paul Isnard Alluvials and Dachine projects in French Guiana, and the Eagle Mountain project in Guyana. While many of the exploration properties written-off may still have development potential, and while the mineral rights to most of these properties will be retained by the Company, continued exploration and development has been indefinitely delayed.

The Bogoso Mine in Ghana, West Africa, acquired in September 1999, operated throughout 2000 contributing $30.4 million of revenues versus $10.6 million during 1999. The 1999 revenues were generated during the last quarter of 1999 following the September 30, 1999 acquisition of the Bogoso Mine. During 2000, the Bogoso Mine produced and sold 108,643 ounces of gold, which was sold at an average market price of $279.59 per ounce. We do not hedge our gold sales.

Cash cost of operations was $21.7 million during the year, compared to $6.0 million in 1999, the 1999 figure again reflecting the Company's ownership only during the last three months of 1999. Total cash cost per ounce averaged $201 per ounce during 2000 versus $165 per ounce in the fourth quarter of 1999. The higher cost per ounce in 2000 versus 1999 was due to the fact that during various periods in 2000 the mill processed mixed sulfide/oxide (transition) ore, which is more expensive to process and yields lower recoveries than did the oxide ores which were milled exclusively during the fourth quarter of 1999.

Depreciation and depletion expenses increased to $7.3 million from $3.0 million during the last quarter of 1999, again the increase being due to 12 months of operation in 2000 versus three months in 1999. Purchase cost amortization averaged $58 per ounce in 2000. Exploration expenses of $0.9 million during 2000 were up from $0.5 million in 1999. While overall exploration activity decreased from 1999, the amount of the expenses capitalized to specific projects was limited in 2000 following the large number of project closures at the end of 1999.

General and administrative costs were further reduced during 2000 from $3.7 million in 1999 to $2.9 million in 2000. Continued reductions in corporate staff and corporate activities were responsible for the lower costs. Interest expense rose in response to a full year's interest on the convertible debentures compared to only four and one-half months interest in 1999, the debentures having been issued in August 1999.

1999 Compared to 1998

The Company reported a net loss of $24.4 million in 1999 as compared to a net loss of $22.2 million in 1998. The most significant aspects of the 1999 results were the revenue and operating costs from gold production at the Bogoso Mine, which was acquired on September 30, 1999, and the impact of property abandonment charges and write-downs of $23.9 million in 1999 compared with $16.6 million in 1998. The write-downs on exploration properties totaled $10.0 million for properties in Suriname, $2.5 million for properties in Guyana, $2.6 million for properties in French Guiana, $3.3 million for properties in Brazil, and $5.5 million for properties in Africa. The write-downs in 1999 were due to the fundamental shift in the direction and focus of the Company from a pure exploration company, to a production, development and advanced stage exploration company. With the consummation of the acquisition of BGL, the Company completed the first major objective of management's shift of the Company's focus. Also, as a result of the shift of focus and with the prioritization of available funding, the Company must continually consolidate and rationalize exploration and development activities, which could impact its corporate and project budgets. Available funds will be more focused on the development and acquisition of advanced stage exploration projects, rather than on grass roots projects. During 1999, the Company undertook a review of the carrying value of all of its exploration properties and, as a result, the Company expensed $23.9 million for the write-down or abandonment of several projects and prospecting licenses. A number of these properties will be retained and could be actively explored in the future, but the write-down reflects their present potential, in view of the continuing low gold price and depressed markets for gold equities.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operations increased to $2.5 million from a negative $0.1 million in 1999, the improvement mostly based upon a full year's operation at the Bogoso Mine in 2000, compared with the three months of operations in the fourth quarter of 1999. While operating cash flow was higher than in 1999, capital equipment needs and property development costs at the Bogoso Mine along with corporate needs and requirements to maintain various exploration projects and offices combined to draw cash reserves down from $2.9 million at December 31, 1999 to $1.0 million at December 31, 2000.

Cash used in investing activities was down sharply from 1999, totaling only $3.3 million for the year, compared to $11.3 million in 1999 when costs of acquiring the Bogoso Mine were incurred. Cash used in financing transactions totaled $1.2 million, with most of the outflow used to repay loans. During 1999, financing transactions provided $7.0 million of cash, mostly from issuance of share capital and convertible debentures used to acquire the Bogoso Mine.

Working capital as of December 31, 2000 had decreased to $4.5 million from $6.0 million at December 31, 1999, mainly due to the drop in cash on hand and to lower receivables due to lower gold sales in the last month of 2000 (3,670 ounces) versus the last month of 1999 (14,069 ounces). Lower December gold sales are the result of a temporary reduction in mill output to allow for capital improvements in the mill in December of 2000, designed to allow more economic processing of transition ores in 2001.

The Company had $4.1 million of cash at December 31, 2000, which is restricted, in accordance with the BGL acquisition agreement, to be used for environmental rehabilitation at the Bogoso Mine. The Company drew down $1.9 million from the restricted cash account during 2000 to cover rehabilitation expenditures incurred since the acquisition of BGL.

The Company's ability to continue as a going concern after 2001 is dependent on its ability to obtain funding for acquisitions and development projects during 2001. Mining at the Company's only producing mine (the Bogoso Mine) is expected to be completed by mid-2001. While low-grade stock pile material will allow the Bogoso mill to continue operating through early 2002, additional ore reserves will be required by the beginning of 2002 to avoid mill closure. The Company is currently involved in advanced negotiations to acquire a property contiguous with the Bogoso Mine in Ghana that contains reserves that, if acquired, would be expected to provide mill feed for several years into the future. Additional funding would be required for this acquisition and, while the Company is currently engaged in financing negotiations, there is no assurance such funding can be obtained. The current market for gold shares is weak and equity capital is difficult to obtain.


Under the terms of the 1999 Bogoso purchase agreement between the Company, Anvil and the Sellers, the Company and Anvil together were required to make payment to the Sellers on September 30, 2000 in the amount of $2.8 million. The amount of the payment was determined using a formula in the purchase agreement, which incorporates the average price of gold during the twelve months ended September 30, 2000. On November 9, 2000 the Company paid to the Sellers $1.4 million of the $2.8 million due, and reached agreement with the Sellers that the balance, plus interest at 10% per annum, was to be paid by December 22, 2000. As of the date of this report, the Company is in discussions with the representatives of the Sellers, but the remaining balance and accrued interest has still not been paid.

Bogoso Gold Limited

The Bogoso Mine in Ghana, West Africa, acquired in September 1999, operated throughout 2000, contributing $30.4 of revenues versus $10.6 million during 1999. The 1999 revenues were generated during the last quarter following the September 30, 1999 acquisition of the Bogoso Mine. In 2000, the Bogoso Mine produced and sold 108,643 ounces of gold at an average price of $279.59 per ounce. Cash operating costs were $21.7 million during the year, compared to $6.0 million in 1999, the 1999 figure again reflecting the company's ownership only during the last three months of 1999. Total cash cost per ounce averaged $201 during 2000 versus $165 in the fourth quarter of 1999. The higher cost per ounce in 2000 versus 1999 was due to the fact that during various periods in 2000 the mill processed transition ore which is more expensive to process and yields lower recoveries than does the oxide ores which were milled in the fourth 1999.

Cash flow from operations at the Bogoso mine totaled $6.6 million in 2000, of which $5.7 million was used at Bogoso, mostly for development of new gold resources and for acquisition of property, plant and equipment. A total of $7.1 million of cash was forwarded to the parent entity, from which $1.4 million was paid to the Sellers, $1.6 million was applied against a note receivable from the Anvil, the Bogoso minority interest holder, and the balance was used for corporate operations and to fund various exploration projects and exploration offices.

Guyanor Ressources S.A.

Total exploration expenditures for the year ended December 31, 2000, amounted to $1.6 million, offset by joint venture recoveries of $0.8 million, compared to 1999 expenditures of $3.0 million, offset by 1999 joint venture recoveries of $1.4 million. Guyanor recorded property write-downs of $13.5 million at the Dorlin, Yaou, Dachine and Paul Isnard Alluvial projects. This compares to $2.6 million in property write-downs in 1999 at the St-Elie property.

A budget prepared by Guyanor estimates total exploration project spending for 2001 of approximately $0.9 million with recoveries from joint venture partners of approximately $0.2 million for net expenditures of $0.7 million. Net expenditures for 2001 are expected to be funded by minor working capital loans from Golden Star and by funds supplied by Rio Tinto, which purchased $1.0 million of Golden Star common stock in January 2001 with the agreement that the $0.25 million would be used by Golden Star to fund portions of Guyanor's working capital needs in early 2001 with the balance of $0.75 million to be spent on exploration on the Paul Isnard project during 2001.

Guyana

There were no capitalized exploration costs in Guyana in 2000 but $0.3 million of care and maintenance costs were incurred. In comparison there were $0.4 million of capitalized exploration costs incurred in 1999. The company wrote-off deferred project expenditures in Guyana of $1.5 million in 2000. This compares with $2.5 million of property abandonment charges in 1999. Lower spending in Guyana in 2000 reflects closing of the Guyana exploration office in March 2000.

Suriname

Activities in Suriname during 2000 focused on the Gross Rosebel gold project, held in a 50/50 joint venture with Cambior. Total Gross Rosebel spending in 2000 amounted to $0.5 million only a portion of which was capitalized, offset by joint venture recoveries of $0.3 million, as compared to 1999 spending of $0.7 million, which was offset by joint venture recoveries of $0.4 million. The spending reduction is the result of putting all properties in Suriname, including the Gross Rosebel project, on care and maintenance pending improved gold prices, the resolution of various technical matters and Cambior's future development plans.

In August 1999, the Company announced the results of its scoping study for a smaller, less capital intensive development plan at Gross Rosebel. These results supported the Company's belief that the project could be profitably developed in a low gold price environment by applying a low cost heap leach processing approach. Budgeted 2001 care and maintenance, and exploration and development expenditures for Gross Rosebel are $1.0 million, with budgeted joint venture recoveries of $0.5 million. Expenditures at the Gross Rosebel project
are shared equally between the Company and Cambior.   A portion of the 2001
expenditures are expected to be related to a revised feasibility study for a lower cost, smaller scale operation at the Gross Rosebel property.

At such time as the decision may be made to proceed with the development of Gross Rosebel, the Company will evaluate various funding alternatives including the issuance of debt or equity securities or the sale of other assets to fund its share of the development costs.

Brazil

There were no capitalized exploration costs in Brazil in 2000 but $0.1 million of care and maintenance costs were incurred. In comparison there were $0.5 million of capitalized exploration costs incurred in 1999. The Company recorded write-downs totaling $3.3 million in 1999 for all its remaining Brazilian properties. The write-downs were a result of poor exploration results and management's decision to reduce exploration expenditures. Expenditures in 2000 reflected administrative costs of the Brazilian office which is scheduled to be closed in early 2001.

Pan African Resources Corporation

Prior to the acquisition of BGL, all the Company's exploration activities in Africa were conducted through Pan African Resources Corporation ("PARC") which became a wholly-owned subsidiary of the Company in April 1998. The Company spent $0.2 million maintaining the PARC administrative offices in 2000, compared with $0.3 million in 1999. The PARC administrative offices were closed in December 2000. During 2000, the Company recorded deferred exploration write-downs of $1.7 million as compared to $5.5 million in 1999. Maintenance of exploration rights to Tanda and other administrative duties of PARC will be handled by the Bogoso Mine staff in Ghana from 2001.

OTHER MATTERS
-------------

Prior to 2000, the majority of the Company's funding came from equity financing transactions completed in Canada and in Canadian currency. The Company currently maintains all or the majority of its working capital in United States dollars or United States dollar denominated securities and its practice has been to convert funds to foreign currencies as payment obligations come due. Accordingly, the Company is subject to fluctuations in the rates of currency exchange between the Unites States dollar and other currencies, and such fluctuations may materially affect the Company's financial position and results of operations. The Company currently has future obligations payable and receivables collectible in Cedis and French francs. The Company's share of BGL gold sales (net of operating expenses and capital expenditures) will, however, be in United States dollars. The Company currently does not actively hedge against such currency risks.

The Company believes that its current activities are in material compliance with applicable laws and regulations designed to protect the environment. The Company periodically engages specialists to evaluate potential environmental issues for specific projects. The results of these evaluations are utilized in the property evaluation process, where applicable. The Company also evaluates reclamation needs in light of current laws and regulations and will make provisions for the required funding as necessary, based on the Company's activities in South America and Africa. In accordance with the acquisition agreement for BGL, the Company has $4.1 million of cash restricted for the final environmental rehabilitation of the Bogoso Mine site. These funds are classified as restricted cash on the December 31, 2000 balance sheet.

Management

The Company experienced significant management changes between October 1998 and March 2000. In October 1998 David Fennell resigned as President and Chief Executive Officer. James E. Askew was appointed President and Chief Executive Officer in March 1999 and, after his work to re-focus the Company and to acquire the operating Bogoso Mine, he resigned in October 1999 to take a position in his native Australia. Mr. Askew continues as a member of the board of directors.
On November 1, 1999, Peter J. Bradford was appointed President and Chief Executive Officer. Mr. Bradford was instrumental in bringing the BGL opportunity to the Company's attention and, after many years of development and operating gold mining experience (including seven years in Ghana), he brings appropriate skills to this phase of the Company's development. In addition to Mr. Askew, the Company's Chief Financial Officer, Vice President, Corporate Development, and Controller also resigned during 1999 and early 2000. These latter resignations mostly resulted from the reorganization and re-focusing of the Company, combined with the objectives of cost reduction to accommodate the continuing low gold price environment. The board of directors was also reduced in size during 1999 to a level of five directors, all of whom are independent of management. Mr. Bradford, the Company's President and Chief Executive Officer, was elected to the board of directors in 2000, bringing the total board membership to six.

Effects of the European Monetary Union Currency

Effective January 1, 1999, eleven of the fifteen member countries of the European Monetary Union ("EMU") adopted a single European currency, the "Euro", as their common legal currency. During the years 1999 through 2001, business conducted within the EMU will be conducted in both the existing national currency and the Euro. As a result, companies operating in EMU member states will need to ensure that their financial systems are capable of processing transactions and properly handle these currencies, including the Euro. The operations of the Company's 73% owned subsidiary Guyanor Ressources S.A. are affected by this change. The Company has not had and does not expect a material impact on its results of operations from foreign currency gains or losses as a result of the transition to the Euro in January 2002.

OUTLOOK
-------

In years prior to 2000 the Company relied primarily on the capital markets to fund its acquisitions, operations and exploration activities. With the acquisition of BGL and its operating gold mine, effective September 30, 1999 the Company gained a source of positive cash flow from mining operations which is expected to continue through 2001, although we still have limited cash resources (see "Risk Factors - We currently have limited liquidity and capital resources"). The current market for gold shares continues to be weak and equity capital is difficult to obtain; but, as the Company demonstrated in 1999 through its capital raising activities (from the issuance of shares and convertible debentures), it is somewhat easier to raise funds to acquire producing mining assets compared with the challenge of raising capital primarily for exploration. The Company will continue to explore various possibilities for raising capital, which might include, among other things, the further establishment of joint ventures, the sale of property interests, debt financing and the issuance of additional equity. Although there is no assurance that the Company will be successful in these actions, management believes that they will be able to conclude property acquisitions and to secure the necessary financing to enable the Company to continue as a going concern.

Whether and to what extent alternative financing options are completed by the Company or its subsidiaries will depend on a number of factors including, among others, the successful acquisition of additional properties or projects, the price of gold and management's assessment of the capital markets. The low gold price adversely affects our ability to obtain financing and therefore our ability to acquire additional properties and to explore and develop our current portfolio of properties. We cannot provide assurance that additional funding will be available in 2001. We may, in the future, be unable to continue our exploration and development programs and fulfill our obligations under our agreements with our partners or under our permits and licenses. Although we have been successful in the past in obtaining financing though partnership arrangements and sale of equity securities, we cannot provide assurance that we will be able to obtain adequate financing on acceptable terms. If we are unable to obtain such additional financing, we may need to delay, or indefinitely postpone, further exploration and development of our properties. As a result we may lose our interest in some of our projects and may be obliged to sell some of our properties. The loss of any of our interests in exploration and mining properties would give rise to write-offs, under Canadian GAAP, of any capitalized costs and this would negatively impact the results of our operations. The impact would also be shown in reduction of the assets in our balance sheet, which in turn may reduce our ability to raise additional funds from equity or debt sources.

As of December 31, 2000, the Company held consolidated cash and short-term investments of $1.0 million. For 2001 management has budgeted consolidated total revenue of approximately $28 million and total operating and general and administrative expenditures of approximately $23.7 million. Consolidated net exploration and development expenditures, after recoveries from joint venture partners are budgeted at approximately $3.3 million, most of which will be at the Bogoso Mine.

The Company has budgeted production from the Bogoso Mine of 99,000 ounces during 2001. The Company's planned exploration and development spending during 2001 is primarily for completion of the feasibility study on the Bogoso sulfide project, exploration work at the Paul Isnard property in French Guiana, and the new feasibility study at Gross Rosebel in Suriname. No fieldwork is planned for Gross Rosebel, other than property care and maintenance.

The Company does not anticipate receiving cash flow from OGML in 2001 through redemptions of Class I preferred shares, as any redemptions will be utilized to reduce the debt owed to OGML. The amount of redemptions, if any, is dependent on the net cash flow of OGML. In 2000, the Company recorded $0.5 million or preferred share income from the redemption of Class I preferred shares.

SUBSEQUENT EVENTS
-----------------

De-listing from the America Stock Exchange and Trading on the Over-The-Counter Bulletin Board

The Company's shares were de-listed from the American Stock Exchange (Amex) on January 26, 2001, following several appeals and extended discussions between the Company' management and the Amex. The Amex noted the Company's stock price trading below one dollar per share, continuing losses and total shareholder equity below the Amex minimum, on a U.S GAAP basis, as the reasons for their decision.

The Company now trades on the NASDAQ Over-the-Counter Bulletin Board under the symbol GSRSF. Golden Star Resources stock continues to trade on the Toronto Stock Exchange under the symbol GSC.

Penalties arising from the Amex De-Listing

Delisting from the Amex has triggered penalties on 1.5 million of outstanding warrants. The warrants were issued with the agreement that if our stock was to be delisted from the Amex and not subsequently relisted on either the New York Stock Exchange, the NASDAQ National Market or the NASDAQ Smallcap Market, that cash payments and other remedies would be made available to the holders of the warrants. At this time our stock does not qualify for listing on these three exchanges thus triggering the penalties.

The penalties include cash payments to the warrant holders equal to 3% per month of the aggregate value of the shares underlying the warrants, being approximately $19,000 per month. The warrant holders have agreed to defer any penalty payments until the end of April 2001 and discussions are ongoing regarding a potential financing and resolution of this matter.

If we are required to pay this penalty for more than six months, i.e., through July 2001, the warrant agreement would then require us to repurchase the warrants (or if the warrant holders elect to exercise the warrants, to repurchase the warrant holder's common stocks at a premium over the fair market value of our common shares). Payment of the penalties and repurchase of the warrants (shares) would adversely impact our financial condition, results of operations and liquidity.

Liquidity

Cash availability in the first three months of 2001 has been negatively impacted by recent events at the Bogoso Mine, associated with the installation of new mill circuits and mill modifications designed to allow the processing of transition ores which are expected to be the main source of mill feed for the mill at the Bogoso Mine during the first few months of 2001. To process such transition ores, the mill was upgraded during the period from August to December 2000 to add a spiral gravity circuit (to produce a sulfide concentrate from the transition ore) and a regrind and intensive cyanide leach circuit (CIIL) (to recover gold from the transition ore concentrate).

As a result of the earlier commissioning in November 2000 of the spiral gravity circuit, transition ore concentrate was stockpiled until the regrind and CIIL
were commissioned in January 2001.   This resulted in a drop in gold output.  To
cover ongoing expenses during this time period, BGL obtained a $1.0 million working capital credit facility. At December 31, 2000, BGL had drawn $0.9 million under this credit facility. Commissioning problems with the new mill circuits in January and February 2001 left gold output and revenues below expectations during the first quarter of 2001. Gold output levels returned to normal levels by late in the first quarter of 2001.

As a result of the above events, only minor amounts of cash have been available for disbursement by BGL to Golden Star since January 1, 2001. There is at the present time no assurance that there will be sufficient cash available to continue meeting all of the Company's needs until the commissioning/processing difficulties are resolved. There also can be no assurance that the difficulties experienced to date in commissioning the new mill circuits, can be resolved.
See "Prestea Acquisition Activities" below for impact that additional subsequent events could have on potential operating cash sources.

Prestea Property Acquisition Activities

Since the beginning of 2000, the Company has endeavored to acquire the property located along the southern boundary of the existing Bogoso concession, known as the "Prestea Property". The Prestea Property is known to contain at least three prospective oxide gold deposits amenable to open-pit mining methods and CIL processing. Negotiations with the owner of the Prestea Property during 2000 led to the signing of a letter of intent on August 24, 2000, which would have allowed the Company to proceed with the acquisition. On October 25, 2000 the Government of Ghana advised its decision to abrogate the existing rights over the mining lease on the Prestea Property. On November 1, 2000 the Government of Ghana granted a new mining lease over the Prestea property to a company that was mining the underground mine on the Prestea Property. The Company continues to negotiate with the parties and the Government of Ghana. The letter of intent was subsequently allowed to expire.

In February 2001, following a change of government in Ghana and other developments, the Company again entered into negotiations to obtain the Prestea Property. The Company is also currently in discussions with a number of financial institutions to obtain the funding required to proceed with the acquisition and to provide for near-term working capital needs for the Company, although there can be no assurance that funding can be obtained.

Anvil Buyout

On April 4, 2001, the Company announced that it had entered into an agreement to acquire Anvil's 20% equity interest in BGL in return for the issuance of 3,000,000 common shares of Golden Star.

Private Placement - Rio Tinto

On January 10, 2001, the Company and Guyanor announced that a heads of agreement had been concluded between Guyanor and Rio Tinto, with respect to the Paul Isnard gold project in French Guiana. Under the terms of the agreement, Rio Tinto can earn a participating interest of up to 70% in a joint venture relating to the Paul Isnard property, by spending a total of $9.0 million on exploration and development on the Paul Isnard property (See "Item 2. Description of Properties -Paul Isnard".)

On January 17, 2001, Rio Tinto purchased by way of private placement 500,000 common shares of Golden Star at a price of $2.00 per common share, for total proceeds of $1,000,000. The Company has committed to lend all $1.0 million of the proceeds to Guyanor. Of the $1.0 million total, $0.75 million will be used to fund a work program in 2001 on the Paul Isnard gold project and $250,000 will be used to partially fund the cost of a re-organization of Guyanor, aimed at reducing ongoing costs.


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

Interest Rate Risk

The Company may invest its cash in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers, and limits the amount of exposure to any one issuer. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Given the relatively low amounts of cash on hand in recent quarters, the impact on the Company's revenues from changes in interest rates would be nil. The Company may in the future actively manage its exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

The price of gold is denominated in United States dollars and the majority of the Company's revenues and expenses are denominated in United States dollars. As a result of the limited exposure, management considers that the Company is not exposed to a material risk as a result of any changes in foreign currency exchange rate changes, so the Company does not utilize market risk sensitive instruments to manage its exposure.

Commodity Price Risk

The Company is engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold bullion is the Company's primary product and, as a result, changes in the price of gold could significantly affect the Company's results of operations and cash flows. According to current estimates, a $25 change in the price of gold could result in a $2.5 million effect on the results of operations and cash flows. The Company currently does not have a program for hedging, or otherwise manage its exposure to commodity price risk. The Company may in the future manage its exposure through hedging programs.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

                  Index to Consolidated Financial Statements
                of Golden Star Resources Ltd. and Subsidiaries

Management's Responsibility for Financial Information..........................    F-2

Auditors' Report...............................................................    F-3

Consolidated Balance Sheets as of December 31, 2000 and 1999...................    F-4

Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998..........................................    F-5

Consolidated Statement of Changes in Shareholders' Equity for the years ended
     December 31, 2000, 1999 and 1998..........................................    F-6

Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998..........................................    F-7

Notes to the Consolidated Financial Statements................................. F-8-F-28

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL INFORMATION

To the Shareholders of Golden Star Resources Ltd.

The consolidated financial statements and all information in the Annual Report are the responsibility of the Board of Directors and management. The consolidated financial statements have been prepared by management based on information available to April 2, 2001, and are in accordance with accounting principles generally accepted in Canada.

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


/s/ Peter J. Bradford                                 /s/ Allan J. Marter
-----------------------                               -------------------
Peter J. Bradford                                     Allan J. Marter
President and                                         Vice President and
Chief Executive Officer                               Chief Financial Officer


April 10, 2001

                           AUDITORS' REPORT

To the Shareholders of
Golden Star Resources Ltd.:

We have audited the consolidated balance sheets of Golden Star Resources Ltd. as of December 31, 2000 and 1999 and the consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2000, in accordance with accounting principles generally accepted in Canada.



/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Calgary, Canada

April 4, 2001

Comments by the Auditors for the U.S. Readers on Canada-U.S. Reporting
----------------------------------------------------------------------
Differences
-----------


In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern such as those described in
Note 1 of the consolidated financial statements. Our report to the shareholders dated April 4, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditor's report when these are adequately disclosed in the financial statements


/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Calgary, Canada

April 4, 2001

                           GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)
--------------------------------------------------------------------------------

ASSETS                                                                                                 As of December 31,
                                                                                                        2000       1999
                                                                                                     ---------   ---------
CURRENT ASSETS
     Cash and short-term investments                                                                 $     991   $   2,905
     Accounts receivable                                                                                   976       1,976
     Inventories                                                                                        10,805       8,905
     Other assets                                                                                          188         171
                                                                                                     ---------   ---------
          Total Current Assets                                                                          12,960      13,957

RESTRICTED CASH (Note 17)                                                                                4,147       6,000
NOTES RECEIVABLE (Note 9)                                                                                1,918       3,784
ACQUISITION, DEFERRED EXPLORATION
 AND DEVELOPMENT COSTS (Note 10)                                                                        24,492      37,922
INVESTMENT IN OMAI GOLD MINES LIMITED (Note 11)                                                            625       1,023
MINING PROPERTIES (Net of accumulated depreciation of $9,111 and $2,777, respectively) (Note 9)          1,922      10,413
FIXED ASSETS (Net of accumulated depreciation of $3,508 and $2,587, respectively)                        2,937       1,175
OTHER ASSETS                                                                                               468          78
                                                                                                     ---------   ---------
                   Total Assets                                                                      $  49,469   $  74,352
                                                                                                     =========   =========

LIABILITIES

CURRENT LIABILITIES
     Accounts payable                                                                                $   2,565   $   1,151
     Accrued liabilities                                                                                 1,727       3,263
     Accrued wages and payroll taxes                                                                       238         315
     Current portion of amount payable to financial institutions (Note 9)                                3,978       3,208
                                                                                                     ---------   ---------
          Total Current Liabilities                                                                      8,508       7,937

LONG-TERM DEBT (Note 11c)                                                                                1,378       2,254
AMOUNT PAYABLE TO FINANCIAL INSTITUTIONS (Note 9)                                                          250       3,708
CONVERTIBLE DEBENTURES (Note 8)                                                                          3,179       3,184
ENVIRONMENTAL REHABILITATION LIABILITY (Note 17)                                                         5,651       6,721
OTHER LIABILITIES                                                                                           19          24
                                                                                                     ---------   ---------
          Total Liabilities                                                                             18,985      23,828
                                                                                                     ---------   ---------

MINORITY INTEREST                                                                                        4,444      10,023

COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 12)
     First Preferred Shares, without par value, unlimited shares authorized.  No shares issued.              -           -
     Common shares, without par value, unlimited shares authorized.  Shares issued and outstanding
      in 2000 of 37,588,988 and in 1999 of 36,943,731.                                                 160,922     160,502
     Equity component of convertible debentures (Note 8)                                                 1,045       1,045

DEFICIT                                                                                               (135,927)   (121,046)
                                                                                                     ---------   ---------
          Total Shareholders' Equity                                                                    26,040      40,501
                                                                                                     ---------   ---------
                   Total Liabilities and Shareholders' Equity                                        $  49,469   $  74,352
                                                                                                     =========   =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

Approved by the Board:

By:   /s/ Robert R. Stone - Director        By:   /s/ David K. Fagin - Director
      ------------------------------             ------------------------------

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)
--------------------------------------------------------------------------------

                                                                         For the Years Ended December 31,
                                                                            2000        1999        1998
                                                                          --------    --------    --------
REVENUE
     Gold sales                                                           $ 30,405    $ 10,581    $      -
     Interest and other                                                        766         673         635
                                                                          --------    --------    --------
                                                                            31,171      11,254         635
                                                                          --------    --------    --------
COSTS AND EXPENSES
     Mining operations                                                      21,693       5,966           -
     Depreciation and depletion                                              7,289       2,971         230
     Exploration expense                                                       946         468         443
     General and administrative                                              2,905       3,734       7,712
     Write-downs and abandonment of mineral properties                      16,706      23,933      16,600
     Gain on disposal of assets                                                (50)       (139)          -
     Interest expense                                                          805         203          36
     Foreign exchange loss (gain)                                             (254)       (508)         26
                                                                          --------    --------    --------
                                                                            50,040      36,628      25,047
                                                                          --------    --------    --------

LOSS BEFORE THE UNDERNOTED                                                 (18,869)    (25,374)    (24,412)


Omai preferred share redemption premium                                        479         379         950
                                                                          --------    --------    --------
Loss before minority interest                                              (18,390)    (24,995)    (23,462)
Minority interest                                                            3,509         629       1,214
                                                                          --------    --------    --------

NET LOSS                                                                  $(14,881)   $(24,366)   $(22,248)
                                                                          ========    ========    ========

BASIC AND DILUTED NET LOSS PER SHARE                                        $(0.40)     $(0.76)     $(0.74)
                                                                          ========    ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING (in millions of shares)                   37.5        32.4        30.2
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

                           GOLDEN STAR RESOURCES LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      (Stated in thousands of United States Dollars except share amounts)
--------------------------------------------------------------------------------

                                                                                            Equity
                                        Common                                             Component
                                         Stock                                Stock           of
                                       Number of      Share                   Option      Convertible
                                        Shares       Capital     Warrants      Loans      Debentures      Deficit
                                      -----------    --------    --------    ---------    -----------    ---------
Balance at December 31, 1997           29,797,432    $158,001     $    -      $(4,012)       $    -      $ (74,432)

Shares Issued                             421,357         987          -            -             -              -
Shares Issued Under Options                73,460         175          -            -             -              -
Net Loss                                        -           -          -            -             -        (22,248)
                                      -----------    --------    --------    ---------    -----------    ---------

Balance at December 31, 1998           30,292,249     159,163          -       (4,012)            -       ( 96,680)

Shares Issued                           6,947,994       3,484          -            -             -              -
Shares Canceled                          (679,012)     (3,312)         -            -             -              -
Shares Issued Under Options                17,500          12          -            -             -              -
Shares Issued Under Warrants              365,000         255          -            -             -              -
Issue Costs                                     -        (441)         -            -             -              -
Warrants Issued                                 -           -      1,341            -             -              -
Stock Option Loan                                                                                 -
 Repayment/Cancellation                         -           -          -        4,012             -
Equity Component of
 Convertible Debentures                         -           -          -                      1,045              -
Net Loss                                        -           -          -             -            -        (24,366)
                                      -----------    --------    --------    ---------    -----------    ---------
Balance at December 31, 1999           36,943,731     159,161      1,341             -        1,045       (121,046)

Shares Issued Under Options                62,400          66          -             -            -              -
Shares Issued Under Warrants              150,000         105          -             -            -              -
Stock Bonus                                40,000          35          -             -            -              -
Debenture Conversions                     392,857         214          -             -            -              -
Net Loss                                        -           -          -             -            -       ( 14,881)
                                      -----------    --------    --------    ---------    -----------    ---------

Balance at December 31, 2000           37,588,988    $159,581     $1,341      $      -       $1,045      $(135,927)
                                      ===========    ========    ========    =========    ===========    =========



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)
--------------------------------------------------------------------------------

                                                                       For the Years Ended December 31,
Operating Activities:                                                     2000        1999        1998
                                                                          ----        ----        ----
Net Loss                                                                $(14,881)   $(24,366)   $(22,248)

Reconciliation of net loss to net cash used
  in operating activities:
Depreciation, depletion and amortization                                   7,289       2,971         230
Accretion of convertible debentures                                          209          74           -
Premium on Omai preferred share redemption                                  (479)       (379)       (950)
Non-cash compensation                                                         35           -           -
Gain on disposal of assets                                                   (50)       (139)          -
Impairment and abandonment of mineral properties                          16,706      23,933      16,600
Accrued interest on notes receivable                                        (215)          -           -
Reclamation expenditures                                                  (1,070)          -           -
Minority interest                                                         (3,509)       (629)     (1,214)
Changes in assets and liabilities:
  Accounts receivable                                                      1,000         (12)      1,727
  Inventories                                                             (1,900)       (340)        175
  Accounts payable                                                          (199)     (1,335)     (2,025)
  Other assets                                                              (407)        125         (14)
                                                                        --------    --------    --------
Total changes in non-cash operating working capital                       (1,506)     (1,562)       (137)
                                                                        --------    --------    --------
     Net Cash Provided by/(Used in) Operating Activities                   2,529         (97)     (7,719)
                                                                        --------    --------    --------

Investing Activities:
Expenditures on mineral properties, net of joint venture
 recoveries                                                               (3,224)     (3,597)     (7,443)
Expenditures on mining properties                                           (102)       (303)          -
Equipment purchases                                                       (2,804)       (920)        (50)
Omai preferred share redemption                                              876         694       1,738
Proceeds from sale of equipment                                               55         245          47
Environmental rehabilitation bonding                                       1,853      (6,000)          -
Payments for acquisition, net of cash acquired                                 -      (1,525)          -
Other                                                                         57          75          (8)
                                                                        --------    --------    --------
     Net Cash Used in Investing Activities                                (3,289)    (11,331)     (5,716)
                                                                        --------    --------    --------

Financing Activities:
Restricted cash                                                                -           -         250
Repayment of stock option loan                                                 -         637           -
Change in other liabilities                                                   14        (310)        (52)
Issuance of convertible debentures                                             -       4,155           -
Issuance of long-term liabilities                                              -           -       3,169
Repayment of long-term debt                                               (2,286)       (694)       (220)
Issuance of short term debt                                                  947           -           -
Issuance of share capital, net of issue costs                                171       3,195         239
                                                                        --------    --------    --------
     Net Cash Provided by/(Used in) Financing Activities                  (1,154)      6,983       3,386
                                                                        --------    --------    --------

Decrease in cash and short-term investments                               (1,914)     (4,445)    (10,049)
Cash and short-term investments, beginning of year                         2,905       7,350      17,399
                                                                        --------    --------    --------
Cash and short-term investments, end of year                            $    991    $  2,905    $  7,350
                                                                        ========    ========    ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(All amounts in thousands of United States Dollars unless noted otherwise)

1.   Operations and Going Concern
--   ----------------------------

The Company's ability to continue as a going concern after 2001 is dependent on its ability to obtain funding for acquisitions and development projects during 2001. Mining at the Company's only producing mine (the Bogoso Mine in Ghana) is expected to be completed by mid-2001. While low grade stock pile material will allow the Bogoso mill to continue operating into early 2002, additional ore reserves will be required by the beginning of 2002 to avoid mill closure. The Company is currently involved in advanced negotiations to acquire a property contiguous with the Bogoso Mine that contains mineralized material that, if acquired, would be expected to provide mill feed for several years into the future. Additional funding would be required for this acquisition and, while the Company is currently engaged in financing negotiations, there is no assurance such funding can be obtained. Historically low gold prices continue to adversely affect our ability to obtain financing and therefore our abilities to proceed with our current operational and development plans.

The Company may experience difficulties in satisfying our obligations under its convertible debentures because the Bogoso Mine life is expected to be shorter than the term of the debentures. Currently, we anticipate production from the Bogoso Mine to continue until early 2002, while the term of the debentures is five years, maturing in August 2004. If we are unable to extend the mine life beyond its anticipated usefulness or are not successful in generating sufficient free cash flow from other operations or sources, our ability to repay amounts outstanding under the debentures would be materially and adversely affected

The Company and Anvil, the minority interest holder in BGL, together were scheduled to make the interim payment to the Sellers of BGL on September 30, 2000 in the amount of $2.8 million. On November 9, 2000 the Company paid the Sellers $1.4 million of the $2.8 million due, and reached agreement with the Sellers that the balance, plus interest at 10% per annum, was to be paid by December 22, 2000. As of April 16, 2001 the Company is in discussions with representatives of the Sellers, but the remaining balance and accrued interest is still unpaid

The Company's shares were de-listed from the American Stock Exchange (Amex) on January 26, 2001. Although the Company has not experienced an immediate, direct impact on its financial position, results of operations and liquidity as a result of the de-listing, the Company may, in the longer term, have more difficulty raising financing in the U.S. market. De-listing from the Amex has triggered penalties on 1.5 million of outstanding warrants. The penalties include cash payments to the warrant holders equal to 3% per month of the aggregate value of the shares underlying the warrants, which would cost approximately $19,000 per month. We are now in financing discussions with the warrant holders and will propose alternatives to resolve the penalty situation and, as a result, the warrant holders have initially agreed to defer any penalty payments until the end of April 2001.

If the Company is required to pay this penalty for more than six months, the warrant agreement would then require us to repurchase the warrants or, if the warrant holders elect to exercise the warrants, to repurchase the warrant holder's common shares at a premium over the fair market value of our common shares. Payment of the penalties and repurchase of the warrants or shares would adversely impact the Company's financial condition, results of operations and liquidity.

The Company is exploring various transactions which would enable it to have sufficient capital to continue its operations. Various transactions being considered include mergers with other companies, the issuance of new equity, the further establishment of joint ventures and the sale of property interests. Whether and to what extent alternative financing options are completed by the Company or its subsidiaries will depend on a number of factors including, among others, the successful acquisition of additional properties or projects, the price of gold and management's assessment of the capital markets. Although there is no assurance that the Company will be successful in these actions, management believes that they will be able to conclude property acquisitions and to secure the necessary financing to enable the Company to continue as a going concern. These financial statements do not reflect going concern adjustments to the carrying value of assets and liabilities. If the going concern assumption were not appropriate, such adjustments could be material.

2.   Formation of the Company
-----------------------------

In May of 1992, the shareholders of Golden Star Resources Ltd. ("Golden Star" or the "Company") and South American Goldfields Inc. ("South American"), respectively agreed to a business combination of the two companies. Neither company was under common control prior to the amalgamation. This combination was considered to be an amalgamation under the Canada Business Corporations Act and was effective May 15, 1992. The amalgamation was treated as a purchase by the Company for accounting purposes. Concurrent with the amalgamation, the common shares of the Company were consolidated on a one-for-two basis. The Company's fiscal year-end is December 31, and commencing on May 15, 1992 the Company changed its reporting currency to the United States dollar. However, if the Company were to declare a dividend to its shareholders, it would be paid in Canadian dollars.

3.  Description of Business
---------------------------

The Company is engaged in the business of gold production in West Africa, and the acquisition, exploration and development of precious metals deposits in both South America and Africa and holds a 30% equity interest in the producing Omai mine in Guyana.

Efforts in Africa are focused on the producing Bogoso Mine in Ghana and are conducted through the Company's 70% owned subsidiary, Bogoso Gold Limited. Exploration rights to various inactive properties in Kenya and the Ivory Coast are held by the Company's wholly-owned subsidiary, Pan African Resources Corporation.

Efforts in South America are focused on property interests in Guyana, Suriname and French Guiana (through its 73%-owned subsidiary Guyanor Ressources S.A.)

Most of the Company's projects are conducted through agreements with third parties, national governments and/or pursuant to permits and licenses granted by other appropriate authorities. When deemed appropriate, certain projects are pursued on a joint venture basis to share the associated risk and to assist in project funding.

4.  Summary of Significant Accounting Policies
----------------------------------------------

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. The following policies have been adopted by the Company.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its more than 50%-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The consolidated group includes the following as of December 31, 2000 (all entities are 100%-owned by the Company, unless otherwise noted):

2000:                                  1999:
-----                                  -----

  Golden Star Holdings Ltd.              Golden Star Holdings Ltd.
  Venezuela Investments Ltd.             Venezuela Investments Ltd.
  Golden Star Management Ltd.            Golden Star Management Ltd.
  Pan African Resources Corporation      Pan African Resources Corporation
  Southern Star Resources Ltd.           Southern Star Resources Ltd.
  Guyanor Ressources S.A. (72.6%)        Guyanor Ressources S.A. (71%)
     Societe de Travaux Publics             Societe de Travaux Publics
     et de Mines Auriferes en               et de Mines Auriferes en
     Guyane ("SOTRAPMAG")                   Guyane ("SOTRAPMAG")
     Societe des Mines de St-Elie           Societe des Mines de St-Elie
     ("SMSE")                               ("SMSE")
  Caystar Holdings                       Caystar Holdings
     Bogoso Holdings                        Bogoso Holdings
     Bogoso Gold Limited ("BGL") (70%)      Bogoso Gold Limited ("BGL") (70%)

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

Reclassifications

Certain amounts in the 1999 financial statements have been reclassified to be consistent with the 2000 presentation.

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

Management periodically reviews the carrying value of its investments in acquisition, deferred exploration and development costs. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of reserves and mineralized material, anticipated future mineral prices, the anticipated future costs of exploring, developing and operating a producing mine, the expiration term and ongoing expenses of maintaining leased mineral properties and the general likelihood that the Company will continue exploration. The Company does not set a pre-determined holding period for properties with unproven reserves; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted and if their carrying values are appropriate.

If a mineral property is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. Any costs incurred for a particular project afterward are expensed as incurred.

The accumulated costs of mineral properties are depleted on a units-of-production basis at such time as production commences.

Mining Properties Impairments

The Company evaluates its mining properties for impairment annually and when events or changes in circumstances indicate that the related carrying value may not be recoverable. If deemed impaired, an impairment loss is measured and recorded based upon the fair value of the asset which generally will be computed using discounted future cash flows. The Company's estimates of future cash flows are subject to risks and uncertainties. Therefore, it is possible that changes could occur which may affect the recoverability of the Company's investments in mineral properties.

Investment in Omai Gold Mines Limited

The common share investment in Omai Gold Mines Limited ("OGML") is accounted for using the equity method. As of December 31, 2000 the Company's share of cumulative losses of OGML had exceeded the cost of the original investment in common shares.

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

Fixed Assets

Fixed assets are stated at cost and include buildings, machinery, equipment and vehicles. Depreciation is computed using the straight-line method at rates calculated to depreciate the cost of the assets less their anticipated residual values, if any, over the estimated useful lives. The net book value of fixed assets at property locations is charged against income if the site is abandoned and it is determined that the assets cannot be economically transferred to another project or sold. Major overhauls of mining equipment that extend the life of such equipment are capitalized and depreciated on a units-of-production basis.

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

As the functional currency of the Company is the United States Dollar, monetary assets and liabilities are translated at the rate of exchange prevailing at the end of the period. Non-monetary assets and liabilities are translated at the rates of exchange prevailing when the assets were acquired or the liabilities assumed. Revenue and expense items are translated at the average rate of exchange during the year. Translation gains or losses are included in the determination of net income for the period. Fully integrated foreign subsidiary accounts are translated using the same method.

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

Revenue Recognition

Revenue from the sale of gold is recognized when title and the risk of ownership passes to the buyer.

5.    Supplemental Cash Flow Information
----------------------------------------

The following is a summary of non-cash transactions:

                                                                          2000                 1999                 1998
                                                                          ----                 ----                 ----
Depreciation capitalized as acquisition, deferred
 exploration    and development costs                                    $  52              $   193                $ 367
Note receivable from minority interest holder for
 acquisition costs (Note 9)                                                                  (3,784)                   -
Additional non-cash purchase price allocation (Note 9)                                       (8,258)                   -
Increase in amount payable to financial institutions (Note 9)                                 6,917                    -
Issuance of warrants for credit facility (Note 9)                                             1,341                    -
Cancellation of stock option loans (Note 12)                                                 (3,312)                   -
Cancellation of stock option loan related shares (Note 12)                                    3,312                    -
Shares issued upon conversion of convertible debentures (Note 8)           214
Conversion of convertible debentures (Note 8)                             (214)


6.    Fair Value of Financial Instruments
-----------------------------------------

The Company's financial instruments are comprised of short-term investments, accounts receivable, restricted cash, the investment in OGML, accounts payable, accrued liabilities, accrued wages, payroll taxes and long-term debt. The fair value of cash and short-term investments, accounts receivable, accounts payable, accrued liabilities and accrued wages and payroll taxes equals their carrying value due to the short-term nature of these items. The fair value of restricted cash is equal to the carrying value as the cash is invested in short-term, high-quality instruments. The fair value of the Company's investment in OGML and its long term debt cannot be determined with sufficient reliability.


7.    Inventories
-----------------
                                      December 31,           December 31,
                                          2000                   1999
                                      ------------           ------------

       Stockpiled ore                   $ 2,736                 $2,862
       In-process                         2,361                    836
       Materials and supplies             5,708                  5,207
                                      ------------           ------------
                                        $10,805                 $8,905

8.    Convertible Debentures
----------------------------

                                      Liability       Equity
                                      Component      Component
                                      ---------      ---------
Upon issuance, August 1999              $3,110         $1,045
Accretion since issuance                   283              -
Conversions since issuance                (214)             -
                                        ------         ------
December 31, 2000                       $3,179         $1,045
                                        ======         ======

On August 24, 1999, the Company issued the principal amount of $4,155,000 in subordinated convertible debentures to raise financing for the acquisition of BGL. The debentures mature on August 24, 2004 and bear interest at the rate of 7.5% per annum from the date of issue, payable semi-annually on February 15 and August 15, to the debenture-holders as of February 1 and August 1, respectively, commencing on February 15, 2000.

The debentures are convertible at the option of the holder into common shares of the Company at a conversion price of $0.70 per share, subject to adjustment upon the occurrence of certain events, such as but not limited to the payment of dividends on the Company's share capital. Any portion of the debenture that is a multiple of $1,000 may be converted into common shares at any time prior to the maturity date of August 24, 2004, unless previously redeemed. The holder's right of conversion will terminate on the date of redemption, if the Company has chosen to redeem the debentures. Each $1,000 principal amount of debentures also entitles the holder to warrants exercisable for 200 common shares of the Company at a price of $1.50 per share until August 24, 2001 and $1.75 per share for the remaining two years until August 24, 2003.

The debentures are redeemable by the Company (1) in the event of certain developments involving Canadian withholding taxes at a redemption price of 100% of the principal amount of the debentures to be redeemed, plus accrued interest to the redemption date and (2) at the option of the Company on or after August, 2002 if the reported closing trading price, on the American Stock Exchange or any other national securities exchange or any automated quotation system the Company's shares are listed on, of the common shares as reported on the close of business for any 20 of the 25 consecutive trading days immediately prior to the date notice of redemption is given is at least 125% of the conversion price.

The debentures are unsecured obligations of the Company and are subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company and its subsidiaries. There are no financial restrictions or covenants contained in the debentures.

During 2000 $214,000 of the debentures were converted to 392,857 shares of common stock. The following schedule shows the obligations of the Company for the next five years in relation to interest and principal payments on the convertible debentures.


        Year                      Obligation
        ----                      ----------
        2001                           291
        2002                           291
        2003                           291
        2004                         4,069
                                    ------
Total                               $4,942
                                    ======


9.    Acquisition of BGL
------------------------

On September 30, 1999 the Company and Anvil Mining NL, an Australian company ("Anvil"), acquired 70% and 20%, respectively, of the common shares of Bogoso Gold Limited, a Ghanaian company ("BGL"). The Government of Ghana retained its 10% equity interest in BGL. BGL is the owner of the Bogoso Mine, an operating gold mine in the Republic of Ghana.

The acquisition was completed pursuant to a purchase agreement among the Company and Anvil (the buyers) and a consortium of banks headed by the International Finance Corporation and Deutsche Investition und Entwicklungsgesellschaft mbH (the Sellers). The total acquisition cost including initial payments, future payments, financing costs and administrative costs was $17.0 million. The acquisition was accounted for under the purchase method of accounting for business combinations. Included in the purchase price were $10.9 million of current assets, $6.0 million of cash restricted for future reclamation work, $13.2 million of mining property, $4.4 million of liabilities, $7.0 million of accrued reclamation liabilities and $1.7 million of minority interest. The Sellers received $6.5 million cash at September 30, 1999 and agreed to receive additional payments in the future as described below. The initial payment of $6.5 million, was funded using working capital and proceeds from the Company's August 24, 1999 offering of its subordinated convertible debentures, common shares and warrants.

The amount of the future payments due the Sellers is to be determined by the average price of gold over the two years following the September 30, 1999 acquisition and upon the potential acquisition of reserves in Ghana outside of the region of BGL's mining interests, and upon initiation of the mining and processing of sulfide ores at Bogoso. These additional payments are capped at $10.0 million in total.

The gold price related portion of future payments is determined by a formula, which is equal to the product (in United States dollars) of 183,333 times the amount by which the average price of gold over the two-year period following the acquisition exceeds $255 per ounce. The average price is based upon the London Bullion Market Association p.m. gold fix. Payment is due on the earlier of
production of gold ceasing or the second anniversary after closing.   The
Company, in the fourth quarter of 1999, accrued $6.4 million for the future payments, based on its estimate that the gold price would average $290 per ounce for the remainder of the two year period following the acquisition. The $6.4 million future payment was included in total BGL acquisition costs and is being amortized on a units of production basis along with other purchase costs.

An interim payment was due on the first anniversary of the acquisition, September 30, 2000. The interim payment was equal to one half of 183,333 times the amount by which the average price of gold during the twelve months following the acquisition exceeds $255 per ounce. The interim payment is non-refundable and will be credited to the liability due on the second anniversary of the acquisition as described above. The Company and Anvil together were scheduled to make the interim payment to the Sellers on September 30, 2000 in the amount of $2.8 million, based upon an average price of gold for the first twelve months following the acquisition, of $286 per ounce. On November 9, 2000 the Company paid the Sellers $1.4 million of the $2.8 million due, and reached agreement with the Sellers that the balance, plus interest at 10% per annum, was to be paid by December 22, 2000. The Company is in discussions with the representatives of the Sellers but, to date the remaining balance and accrued interest is still unpaid.

From October 1999 to December 2000 gold prices averaged less than the original estimate of $290 per ounce, and continued to trend downward during most of 2000 reaching prices between $260 and $265 per ounce by the end of 2000. Given this substantial and protracted decline, the Company reduced the remaining liability at December 31, 2000 to reflect an estimated gold price of $270 per ounce for the remaining life of the obligation to the Sellers. The revised estimate reduced the future purchase price by $2.3 million, leaving the December 31, 2000 future payment, including the unpaid portion of the September 30, 2000 payment, at $2.7 million.

The reserve acquisition linked payment due the Sellers will be triggered if minable reserves equivalent to 50,000 ounces of gold or greater are acquired elsewhere in Ghana for processing at the Bogoso mill, as would be the case if the Company is successful in acquiring the adjoining Prestea property. In this case, Golden Star and Anvil would make an additional payment to the Sellers on the second anniversary of closing of $2.0 million, irrespective of the gold price, but subject to the $10 million cap. Due to the contingent nature of this consideration, no liability has been recorded.

The Company and Anvil would be required to pay the Sellers an additional $5.0 million on the first anniversary of the commencement of treatment of sulfide ore at the Bogoso Mine. Such payment is contingent upon the successful outcome of a sulfide mining feasibility study (now in progress) and upon financing, implementation and start-up of a sulfide operation. Due to the contingent nature of this consideration, the Company has not recorded any liability as part of the purchase price allocation for the BGL acquisition.

The Company is also required to make production related payments to the provider of a credit facility arranged for, but not used to effect, the acquisition of BGL. During the first 72 months following the September 30, 1999 acquisition, the Company is required to pay $0.25 million for every continuous 12- month period wherein more than 75,000 ounces of gold is produced from the Bogoso mine concession. Such payments are limited to $1.25 million in total. Based on proven and probable reserves, the Company accrued $0.5 million (for the two years expected production life on the Bogoso mine concession).

Under the terms of a heads of agreement between the Company and Anvil Mining NL ("Anvil"), the Company funded the entire acquisition cost of BGL at September 30, 1999. The Company initially received two promissory notes totaling $2.3 million from Anvil for their share of the purchase price and the related transaction costs. This receivable is non-recourse and bears interest at 15% per annum, compounded monthly. In addition, Anvil is liable for its share of the additional purchase price payments and this estimated liability is included in the notes receivable total.

As described above, a portion of the notes receivable from Anvil is based upon Anvil's share of the additional purchase price. Revised assumption on the average price of gold during the remaining life of the liability to the Sellers reduced the estimated future purchase price as of December 31, 2000 by $2.3 million. This reduction in turn reduced the Anvil notes receivable by 22.2% of the reduction or by approximately $0.5 million. The additional purchase price payments, plus accrued interest less Anvil's payments during 2000 left the year-end notes receivable balance at $1.9 million.

On April 4, 2001, the Company announced that it had entered into an agreement to acquire Anvil's 20% equity interest in BGL in return for the issuance of 3,000,000 common shares of Golden Star.

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

                                               (unaudited)                 (unaudited)
                                            For the Year Ended          For the Year Ended
                                            December 31, 1999           December 31, 1998
                                            ------------------          ------------------
Revenue                                           $ 38,931                    $ 36,294
Net operating profit before abandonment
 and impairment of deferred exploration           $  2,909                    $ (8,903)

Abandonment and impairment of deferred
 exploration                                      $(23,933)                   $(16,600)

Net loss                                          $(22,666)                   $(26,215)
Net loss per share                                $  (0.62)                   $  (0.71)


In December 2000 BGL, established a working capital line of credit of $1.0 million of which $0.9 was drawn at December 31, 2000. Repayment is scheduled during 2001.

Current portions of Bogoso-related amounts due to financial institutions includes the following items:

     Amounts payable to financial institutions        $2.8
     Working capital line of credit at BGL             0.9
     Amounts due other financial institutions          0.3
                                                      -----
     Total                                            $4.0

Long term amounts due financial institutions associated with the Bogoso acquisition total $0.25 million.

10.    Acquisition, Deferred Exploration and Development Costs
--------------------------------------------------------------

                                                   Acquisition,                                                       Acquisition,
                                                   Deferred                                                           Deferred
                                                   Exploration                                           Property     Exploration
                                                   and           Capitalized   Capitalized   Joint       Abandon-     and
                                                   Development   Exploration   Acquisition   Venture     ments and    Development
                                                   Costs as at   Expenditures  Expenditures  Recoveries  Adjustments  Costs as of
                                                   12/31/99      in 2000       in 2000       in 2000     in 2000      12/31/00(5)
                                                   ===============================================================================
                                                                               In Thousands of Dollars
GUYANA (1)
 Eagle Mountain                                      $  1,364       $    -         $   -        $   -     $( 1,364)      $     -
 Other                                                    123            -             -            -         (123)            -
                                                   ------------------------------------------------------------------------------
Sub-total                                               1,487            -             -            -       (1,487)            -
                                                   ------------------------------------------------------------------------------
SURINAME (1)
 Gross Rosebel                                         15,860          216             -         (258)                    15,818
                                                   ------------------------------------------------------------------------------
Sub-total                                              15,860          216             -         (258)                    15,818
                                                   ------------------------------------------------------------------------------
FRENCH GUIANA  (2)
(Guyanor Ressources S.A.)
 Dorlin                                                 2,608          150             -          (75)      (2,683)            -
 Yaou                                                   6,968          241             -          (91)      (7,118)            -
 Paul Isnard / Eau Blanche                              5,376          451             -            -            -         5,827
 Paul Isnard Alluvials                                  1,987            -             -            -       (1,987)            -
 Dachine                                                1,720          708             -         (678)      (1,750)            -
                                                   ------------------------------------------------------------------------------
Sub-total                                              18,659        1,550             -         (844)     (13,538)        5,827
                                                   ------------------------------------------------------------------------------
AFRICA
(Pan African
 Resources Corporation (3))
 Ivory Coast / Tanda                                    1,681            -             -            -       (1,681)            -
(Bogoso Gold Limited (4))
 Riyadh                                                    75          164             -            -            -           239
 Bogoso Sulfide                                           160        2,448             -            -            -         2,608
                                                   ------------------------------------------------------------------------------
Sub-total                                               1,916        2,612             -            -       (1,681)        2,847
                                                   ------------------------------------------------------------------------------
TOTAL                                                $ 37,922       $4,378         $   -      $(1,102)    $(16,706)      $24,492
                                                   ==============================================================================

(1) A division of the Company.
(2) Approximately 73% owned by the Company.
(3) A wholly-owned subsidiary of the Company.
(4) A 70% owned subsidiary of the Company.
(5) Our holdings include ownership interests, royalty interests, leases, options and joint venture interests in varying percentages.


                                                   Acquisition,                                                       Acquisition,
                                                   Deferred                                                           Deferred
                                                   Exploration                                           Property     Exploration
                                                   and           Capitalized   Capitalized   Joint       Abandon-     and
                                                   Development   Exploration   Acquisition   Venture     ments and    Development
                                                   Costs as at   Expenditures  Expenditures  Recoveries  Adjustments  Costs as of
                                                   12/31/98      in 1999       in 1999       in 1999     in 1999      12/31/99(5)
                                                   ===============================================================================
                                                                                  In Thousands of Dollars
GUYANA (1)
 Eagle Mountain                                      $  1,364       $    -         $   -      $     -     $      -       $ 1,364
 Quartz Hill                                            1,347            -             -            -       (1,347)            -
 Five Stars Gold                                          819            9             -            -         (828)            -
 Other                                                     57          376             -            -         (310)          123
                                                   ------------------------------------------------------------------------------
Sub-total                                               3,587          385             -            -       (2,485)        1,487
                                                   ------------------------------------------------------------------------------
SURINAME (1)
 Benzdorp / Lawa                                        3,352            -             -            -       (3,352)            -
 Gross Rosebel                                         14,543          742             -         (372)           -        14,913
 Headley's Right of
     Exploration                                          313            1             -            -         (314)            -
 Thunder Mountain                                         456            1             -            -         (457)            -
 Saramacca                                              1,973            2             -           (6)      (1,969)            -
 Sara Kreek                                               588            -             -            -         (588)            -
 Tempati Reconnaissance                                   347            1             -            -         (348)            -
 Tapanahony Reconnaissance                                234            -             -            -         (234)            -
 Kleine Saramacca                                         107            -             -            -         (107)            -
 Lawa Antino                                            2,109           36             -            -       (2,145)            -
 Ulemari Reconnaissance                                   237            -             -            -         (237)            -
 Other                                                    283          227             -            -         (298)          212
                                                   ------------------------------------------------------------------------------
Sub-total                                              24,542        1,010             -         (378)     (10,049)       15,125
                                                   ------------------------------------------------------------------------------
FRENCH GUIANA  (2)
(Guyanor Ressources S.A.)
 Dorlin                                                 2,363          796             -         (551)           -         2,608
 St-Elie                                                2,377          209             -             -      (2,586)            -
 Yaou                                                   7,486          413             -         (266)           -         7,633
 Paul Isnard / Eau Blanche                              4,650          796             -             -           -         5,446
 Paul Isnard Alluvials                                  1,987            -             -             -           -         1,987
 Dachine                                                1,481          764             -         (525)           -         1,720
 Other                                                      -           51             -          (51)           -             -
                                                   ------------------------------------------------------------------------------
Sub-total                                              20,344        3,029             -       (1,393)      (2,586)       19,394
                                                   ------------------------------------------------------------------------------
AFRICA
(Pan African
Resources Corporation (3))
 Ivory Coast / Tanda                                    4,304          222             -            -       (2,845)        1,681
 Kenya / Ndori                                          2,565           52             -            -       (2,617)            -

(Bogoso Gold Limited (4))
 Riyadh                                                     -            5            70            -            -            75
 Bogoso Sulfide                                             -          160             -            -            -           160
                                                   ------------------------------------------------------------------------------
Sub-total                                               6,869          439            70            -       (5,462)        1,916
                                                   ------------------------------------------------------------------------------
 LATIN AMERICA (1)
 Brazil / Abacaxis                                      2,498          400             -            -       (2,898)            -
 Brazil / Other                                           275           90             -            -         (365)            -
                                                   ------------------------------------------------------------------------------
Sub-total                                               2,773          490             -            -       (3,263)            -
                                                   ------------------------------------------------------------------------------
OTHER                                                      88            -             -            -          (88)            -
                                                   ------------------------------------------------------------------------------
TOTAL                                                $ 58,203       $5,353         $  70      $(1,771)    $(23,933)      $37,922
                                                   ==============================================================================

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

11.     Investment in Omai Gold Mines Limited
---------------------------------------------

(a)  Common Share Investment

The Company has a 30% common share equity interest in OGML, a Guyana company established to build and operate the Omai Mine in Guyana. The common share investment in OGML is accounted for using the equity method but, as of December 31, 2000, 1999 and 1998, the Company's share of cumulative losses of OGML exceeded the value of its initial common equity investment, and accordingly, the Company discontinued applying the equity method in these years. The Company's unrecorded share of OGML's losses was $32.4 million, $22.9 million and $0.6 million at December 31, 2000, 1999 and 1998, respectively.

(b)  Preferred Share Investment

The Company acquired a preferred share equity interest in recognition of cumulative exploration costs of $5.0 million incurred by the Company on the Omai project. The aggregate redemption value of these shares approximated $11.0 million of which $9.6 million had been received by the Company through December 31, 2000.

(c)  Note Payable

On December 23, 1998 OGML advanced $3.2 million to the Company as an unsecured loan to be repaid as and when Class I preferred shares of OGML held by the Company are redeemed by OGML. The loan is non-interest bearing until September 30, 2010. Of the $0.7 million and $0.9 million of Class I preferred shares redeemed in 1999 and 2000, approximately $0.7 million and $0.9 million respectively, were used to reduce the outstanding loan balance. As of December 31, 2000 the Company owed OGML approximately $1.4 million under this loan, all of which has been classified as long-term debt.

12.     Share Capital
---------------------

(a)  Stock Option Plan

Stock Options

The Company has one stock option plan, the 1997 Stock Option Plan (the GSR
Plan). Options granted under the GSR Plan are non-assignable and are exercisable for a period of ten years or such other date as stipulated in a stock option agreement between the Company and an optionee. The maximum number of shares issuable under the plan is 5,600,000. The number of common shares vested and exercisable under the plan at December 31, 2000 was 3,520,350. The number of common shares vested and exercisable under the plan as of December 31, 1999 was 3,126,547.

Stock Option Loans

As of December 31, 1998 employees had exercised their rights under employee stock option loan agreements and purchased 1,029,012 common shares against which there were outstanding loans of Cdn$5.3 million which related to loans to two employees, one a former officer and currently a director, and the other a former officer of the Company. These loans were non-interest bearing, collateralized by the Company's common shares issued under the agreement, and repayable within five years from the date of exercise unless the loan term is extended by vote of the Board of Directors.

During 1999, 679,012 shares were canceled that were previously issued for options granted under the Company's Stock Option Plan and the remaining balance related to stock option loans, principally to one former officer, amounting to $3.3 million and collateralized by the shares, was also canceled. During 1999, the Company negotiated repayment of the stock option loans in the amount of approximately $0.7 million with the former officer and current director, and it was paid in full in May 1999. There were no stock option loans outstanding as of December 31, 1999. No new stock option loans were granted during 2000.

Schedule of Stock Option Activity

                                           Shares Under Option     Price (Cdn$)
                                           -------------------     -------------
Shares Under Option at December 31, 1997
                                                   3,957,348       3.40 to $4.40
  Granted                                            209,500       1.55 to $6.65
  Exercised                                          (73,460)              $3.40
  Canceled                                          (596,658)      3.40 to $3.00
                                                  ----------
Shares Under Option at December 31, 1998           3,496,730       1.55 to $4.40
                                                  ==========

  Granted                                          2,012,750       1.05 to $1.55
  Exercised                                          (17,500)              $1.08
  Canceled                                        (1,761,766)      3.40 to $4.40
                                                  ----------
Shares Under Option at December 31, 1999           3,730,214       1.05 to $3.40
                                                  ==========
  Granted                                          1,695,050       1.21 to $1.62
  Exercised                                          (62,400)      1.05 to $1.80
  Canceled                                          (541,980)      1.05 to $1.80
                                                  ----------
Shares Under Option at December 31, 2000           4,820,844       1.05 to $1.80
                                                  ==========

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

During 2000, 1999 and 1998, a total of 40,000, 24,994 and 32,783 common shares respectively were issued to certain employees pursuant to the Bonus Plan. The Company recognized compensation expense related to bonuses under the Bonus Plan during 2000, 1999 and 1998 of $0.035 million, $0.02 million and $0.1 million respectively.

c)  Warrants

On August 24, 1999 the Company completed a financing with total proceeds from the sale of equity units of $3.4 million, comprised of 6,923,000 common shares and warrants to purchase 3,461,500 common shares. The exercise price of these warrants was $0.70 and the expiration date was February 24, 2001. In December 2000, the Company obtained regulatory approval to reduce the exercise price for 2,299,500 of these warrants to $0.52 per share and to extend the life of these same warrants to the earlier of August 24, 2001 or the 30th calendar day following the determination that the 10-day weighted average trading price is greater than $0.62 per share. The new price was in excess of the fair market
value at the date of the re-pricing.   In conjunction with the convertible
debenture financing (also completed on August 24, 1999), which totaled $4,155,000, the Company also issued warrants ("four year warrants") to the holders of the debentures to purchase up to 831,000 common shares. The exercise prices for the four-year warrants are $1.50 if exercised prior to August 24, 2001 and $1.75 if exercised after August 24, 2001 but before August 24, 2003. The four-year warrants expire August 24, 2003.

Also on August 24, 1999 the Company issued warrants at an exercise price of $0.70 to purchase a total of 380,825 common shares of the Company, in connection with the equity financing completed on the same date. These warrants had an expiration date of August 24, 2000. In August 2000, the Company extended the life of these warrants to February 24, 2001. In December 2000, the Company obtained regulatory approval to reduce the exercise price for these warrants to $0.52 per share and to extend the life of these warrants to the earlier of August 24, 2001 or the 30th calendar day following the determination that the 10-day weighted average trading price is greater than $0.62 per share. The new price was in excess of the fair market value at the date of the re-pricing.

On June 9, 1999 the Company issued two warrants to a financial institution to purchase 1,500,000 common shares of the Company, in connection with the credit facility that was arranged, but not used to effect, the purchase of BGL. These warrants were exercisable at a price of $0.7063 each and expire June 9, 2002.
In October 1999, the Company reduced the exercise price of these warrants from $0.7063 to $0.425. The fair value of the warrants of approximately $1.3 million is included in share capital, and was reflected as a purchase price adjustment in the fourth quarter of 1999. The credit facility was canceled on August 18, 1999.

On October 26 1999 the Company issued two warrants at an exercise price of $0.70 to brokerage firms to purchase a total of 380,825 common shares of the Company in connection with the completion of the August 24 equity financing and the closing of the BGL acquisition. These warrants had an expiration date of August 24, 2000. In August 2000, the Company extended the life of these warrants to February 24, 2001. In December 2000, the Company obtained regulatory approval to reduce the exercise price for these warrants to $0.52 per share and to extend the life of these warrants to the earlier of August 24, 2001 or the 30th calendar day following the determination that the 10-day weighted average trading price is greater than $0.62 per share. The new price was in excess of the fair market value at the date of the re-pricing.

13.    Income Taxes
-------------------

Effective January 1, 2000, the Company adopted the liability method of accounting for income taxes in accordance with the Canadian Institute of Chartered Accountants new income tax standard. Under this method, income tax liabilities and assets are recognized for the estimated tax consequences attributable to differences between the amounts reported in the financial statements and their respective tax bases, using enacted income tax rates. The effect of the change in income tax rates on future income tax liabilities and assets is recognized in the results of the period that the change occurs. Formerly, Canadian generally accepted accounting principles required the future income tax method be used.

Income tax accounting for US GAAP utilizes a similar asset and liability approach. Use of the asset and liability method has no effect on the US GAAP nor the Cdn GAAP financial statements as the Company has concluded that a full valuation allowance must be applied to the future tax asset resulting from the Company's net operating loss carryforwards. For the years ended December 31, 2000 and 1999, the Company has recorded no current tax expense under Canadian nor US GAAP due to the cumulative net losses incurred by the Company.

Summarized below are the components of future taxes:

                                                       As of December 31,
                                                     ----------------------
                                                         2000          1999
                                                         ----          ----
     Temporary differences relating to net assets:
       Other current assets                          $     62      $     62
       Property & equipment                               753           575
       Deferred exploration                            27,939        27,377
       Investment in OGML                                 930         1,029
       Offering costs                                   1,324         1,324
     Tax loss and credit carryforwards                 18,016        18,775
                                                     --------      --------
     Gross future tax asset                            49,024        49,142
                                                     --------      --------
     Valuation allowance                              (49,024)      (49,142)
                                                     --------      --------
     Net future tax assets                           $      -      $      -
                                                     ========      ========

Any income tax benefits resulting from utilization of net operating loss carry forwards existing at May 15, 1992, the date of the quasi-reorganization under US GAAP, would be excluded from results of operations and credited directly to share capital, resulting in lower earnings than would be reported absent the quasi-reorganization. The Company has unutilized capital allowances of approximately $19.5 million which will be available for deductions by BGL in future periods.

14.    Operations by Geographic Area
------------------------------------

Information on the Company's continuing operations by geographic area for the years ended December 31, 2000, 1999 and 1998 is shown below. During the periods presented, the Company had one customer who accounted for 100% of sales. However, because the Company is principally selling a commodity, concentration of credit risk is not considered significant.


                                                   Net            Identifiable
                                 Revenues      Income(Loss)          Assets
                                 --------      ------------       ------------
2000
     South America                $    29        $(14,009)           $21,960
     Africa                        30,916              18             24,625
     Corporate                        226            (890)             2,884
--------------------------------------------------------------------------------
Total                              31,171         (14,881)            49,469
================================================================================


1999
     South America                $   345        $(19,176)           $36,800
     Africa                        10,611          (1,508)            26,364
     Corporate                        298          (3,682)            11,188
--------------------------------------------------------------------------------
Total                             $11,254        $(24,366)           $74,352
================================================================================

1998
     South America                $     8        $(18,448)           $52,711
     Africa                             -              (6)             6,865
     Corporate                        627          (3,794)             9,021
--------------------------------------------------------------------------------
Total                             $   635        $(22,248)           $68,597
================================================================================


15.    Generally Accepted Accounting Principles in Canada and the United States
-------------------------------------------------------------------------------

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Cdn GAAP) which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with accounting principles generally accepted in the United States. (US GAAP) Differences which materially affect these consolidated financial statements are:

(a) For US GAAP exploration and general and administrative costs related to projects are charged to expense as incurred. As such, the majority of costs charged to Exploration Expense and Abandonment of Mineral Properties under Canadian GAAP would have been charged to earnings in prior periods under US GAAP. Prior to January 1, 2000, acquisition costs for exploration properties were capitalized under US GAAP. The Company changed its method effectively January 1, 2000 whereby the Company has expensed previously capitalized acquisition costs related to exploration projects, totaling $11,302,000, based upon the uncertainty of the ultimate recoverability of these costs under FAS 121. Under US GAAP, the Company now expenses all exploration costs, including property acquisition costs, for exploration projects.

(b) Under US GAAP, the preferred share investment in OGML would have a carrying value of nil since the preferred shares were received in recognition of past exploration costs incurred by the Company, all of which were expensed for US GAAP purposes. Therefore, the entire Omai preferred share redemption premium would have been included in income. Under Cdn GAAP, a portion of the premium on the Omai preferred share redemption premium is included in income with the remainder reducing the carrying value of the Company's preferred stock investment.

(c) US GAAP requires that compensation expense be recorded for the excess of the quoted market price over the option price granted to employees and directors under stock option plans. Under Cdn GAAP, no compensation expense is required to be recorded for such awards.

(d) Cdn GAAP requires that convertible debentures should be classified into their component parts, as either a liability or equity, in accordance with the substance of the contractual agreement. Under US GAAP, the convertible debenture would be classified entirely as a liability.

(e) The gains on subsidiaries' issuance of common shares recorded under Cdn GAAP in respect of the Guyanor public offering and the PARC private placement are not appropriate under US GAAP.

(f) The Company eliminated its accumulated deficit through the amalgamation (defined as a reorganization under US GAAP) effective May 15, 1992. Under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the write-off of certain deferred exploration costs described in (a) above.

(g) Under US GAAP, items such as foreign exchange gains and losses are required to be shown separately in derivation of Comprehensive Income.

(h) Under US GAAP, the fair value of warrants issued in connection with the credit facility that was arranged for, but not used to effect the purchase of BGL, is required to be expensed. Such costs were capitalized as part of the purchase cost of BGL for Canadian GAAP.

Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                 For the Years Ended December 31,
                                                                    2000        1999        1998
                                                                  --------    --------    --------
Net loss under Canadian GAAP                                      $(14,881)   $(24,366)   $(22,248)
Net effect of the deferred exploration expenditures on loss
 for the period (a)                                                 12,166      13,403       4,901
Effect of capitalized acquisition costs (a)                        (11,302)     (1,233)          -
Other (b) (d) (g) (h)                                                  992         315         814
                                                                  --------    --------    --------
Loss under US GAAP before minority interest                        (13,025)    (11,881)    (16,533)
Minority interest, as adjusted (a) (h)                                 560         546       1,138
                                                                  --------    --------    --------
Net loss under US GAAP                                             (12,465)    (11,335)    (15,395)
Other comprehensive income foreign exchange gain (loss) (g)            254          10         (26)
                                                                  --------    --------    --------
Comprehensive income                                              $(12,211)   $(11,325)   $(15,421)
                                                                  ========    ========    ========
Basic and diluted net loss per share under US GAAP                  $(0.33)     $(0.35)     $(0.51)
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

The effect of the differences in accounting under Canadian GAAP and US GAAP on the balance sheets and statements of cash flows are as follows:

Balance Sheet

                                   December 31, 2000       December 31, 1999
                                 ----------------------  ----------------------
                                  US GAAP     Cdn GAAP    US GAAP     Cdn GAAP
                                 ----------  ----------  ----------  ----------
Cash                             $     991   $     991   $   2,905   $   2,905
Other current assets                11,969      11,969      11,052      11,052
Restricted cash                      4,147       4,147       6,000       6,000
Acquisition, deferred
 exploration and development (a)         -      24,492      11,302      37,922
Investment in OGML (b)                   -         625           -       1,023
Mining property (h)                  1,371       1,922       9,180      10,413
Long-term investments                    -           -           -           -
Other assets                         5,542       5,323       5,196       5,037
                                 ---------   ---------   ---------   ---------

Total Assets                     $  24,020   $  49,469   $  45,635   $  74,352
                                 =========   =========   =========   =========

Liabilities (d)                  $  19,681   $  18,985   $  24,799   $  23,828
Minority interest                    4,817       4,444       9,690      10,023
Share capital, net of stock
 option loans (f)                  158,519     161,967     157,932     161,547
Cumulative translation
 adjustments                         1,595           -       1,595           -
Accumulated comprehensive
 income (g)                           (329)          -        (583)          -
Deficit                           (160,263)   (135,927)   (147,798)   (121,046)
                                 ---------   ---------   ---------   ---------

Total Liabilities and
 Shareholders' Equity            $  24,020   $  49,469   $  45,635   $  74,352
                                 =========   =========   =========   =========


(For items (a) to (h), see pages F-21-F-22)

Under US GAAP, receivables would be separately disclosed as follows:

                                                      2000            1999
                                                     -----          ------
       Receivables from employees                    $  35          $  119
       Receivables from joint venture partners         (11)            334
       Interest receivable                               0              16
       Trade receivables                               952           1,507
       Allowance for doubtful accounts                   -               -
                                                     -----          ------
            Total Receivables                        $ 976          $1,976
                                                     =====          ======

Statement of Changes in Shareholders' Equity Under US GAAP

                                                                                                    Equity
                                             Common                                                Component               Accum.
                                              Stock               Stock              Cumulative       of                  Compre-
                                            Number of   Share    Option              Translation  Convertible             hensive
                                             Shares    Capital    Loans   Warrants   Adjustment   Debentures    Deficit    Income
                                           ----------  --------  -------  ---------  -----------  -----------  ---------  --------
December 31, 1997
US GAAP                                    29,797,432  $155,210  $(4,012)   $    -      $1,595      $    -     $(121,068)  $(567)
Canadian GAAP                              29,797,432   158,001   (4,012)        -           -           -       (74,432)      -

December 31, 1998
US GAAP                                    30,292,249   156,372   (4,012)        -       1,595           -      (136,463)   (593)
Canadian GAAP                              30,292,249   159,163   (4,012)        -           -           -       (96,680)      -

December 31, 1999
US GAAP                                    36,943,731   156,422        -     1,510       1,595           -      (147,798)   (583)
Canadian GAAP                              36,943,731   159,161        -     1,341           -      1,.045      (121,046)      -

December 31, 2000
US GAAP                                    37,588,988   156,903        -     1,613       1,595           -      (160,263)   (329)
Canadian GAAP                              37,588,988   159,581        -     1,341           -       1,045      (135,927)      -

(For items (a) to (h), see page F-21-F-22)

Statements of Cash Flows Under US GAAP    [

Net Cash Provided By (Used In):          Operating Activities    Investing Activities    Financing Activities
                                        ----------------------  ----------------------  ----------------------
For the Years Ended,                     Cdn GAAP    US GAAP     Cdn GAAP     US GAAP    Cdn GAAP    US GAAP
--------------------                    ----------  ----------  -----------  ---------  ----------  ----------
December 31, 2000                         $ 2,529    $    206     $ (3,289)   $  (966)    $(1,154)    $(1,154)
December 31, 1999                         $   (97)   $ (3,144)    $(11,331)   $(4,079)    $ 6,983     $ 6,983
December 31, 1998                         $(7,719)   $(14,792)    $ (5,716)   $ 2,743     $ 3,386     $ 2,327

(For items (a) to (h), see page F-21-F-22)

US GAAP Stock-Based Compensation Plans

At December 31, 2000 the Company has two stock-based compensations plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans in its US GAAP presentations. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in Statement of Financial Accounting Standards No. 123, the Company's consolidated net loss and loss per share under US GAAP would have been increased to the pro forma amounts indicated below:

                                                         2000       1999        1998
                                                         ----       ----        ----
Net loss under US GAAP                    As reported  $(12,465)  $(11,335)   $(15,395)
                                          Pro forma    $(13,152)  $(12,584)   $(19,831)
Net loss per share under US GAAP          As reported  $  (0.33)  $  (0.35)   $  (0.51)
                                          Pro forma    $  (0.35)  $  (0.39)   $  (0.66)

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

Under the Guyanor Ressources S.A. Stock Option Plan (the "Guyanor Plan"), Guyanor may grant options to its employees for up to 4,367,889 shares of Class B common shares. The options may take the form of non-qualified stock options, the exercise price of each option shall not be less than (i) the equivalent of the Canadian Dollar amount equal to the closing price of the shares on the Toronto Stock Exchange on the trading day immediately prior to the day the option is granted and (ii) 80% of the average closing price on the Noveau March[_] of the Bourse de Paris during the 20 consecutive trading days immediately preceding the date the option is granted. An option's term is ten years. Options under the Guyanor Plan are granted from time to time at the discretion of Guyanor's Board of Directors and vest over periods ranging from immediately to two years.

Following the Plan of Arrangement whereby PARC became a wholly-owned subsidiary of the Company, stock options are still outstanding but there is no market to trade the shares.

During 1999, certain employee stock options were repriced. On January 15, 1999 the Board of Directors of the Company approved, subject to any necessary regulatory and shareholder approvals, the amendment of certain stock options. The number of shares that can be purchased under these outstanding options has been reduced by 20%. The exercise price of outstanding stock options previously granted by the Company to certain directors and officers ("Insiders"), employees and consultants ("Non-Insiders") of the Company was amended to Cdn$1.80 (if the exercise price was larger than Cdn$1.80). The exercise price of the stock options being repriced ranges from Cdn$2.76 to Cdn$22.40. The total number of shares of the stock options repriced was 2,525,780. Of that amount 2,026,780 were held by Insiders and 499,000 were held by Non-Insiders. All the necessary approvals were obtained and the Insiders' options were reduced to 1,621,424 (a reduction of 405,356) and the Non-Insiders' options were reduced to 399,200 (a reduction of 99,800).

The fair value of each option grant is estimated on the date of grant for all plans using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                                  2000
                               GSR Plan        Guyanor Plan
                             ---------------------------------
Expected volatility              87.8%             94.7%
Risk-free interest rate      6.10% - 6.79%     6.33% - 6.37%
Expected lives                  5 years           5 years
Dividend yield                     0%                0%

                                                  1999
                               GSR Plan        Guyanor Plan
                             ---------------------------------
Expected volatility              82.2%             90.3%
Risk-free interest rate      4.65% - 6.08%         5.15%
Expected lives                  5 years           5 years
Dividend yield                     0%                0%

                                                  1998
                               GSR Plan        Guyanor Plan
                             ---------------------------------
Expected volatility             105.9%              N/A
Risk-free interest rate      4.37% to 5.70%         N/A
Expected lives                  5 years             N/A
Dividend yield                     0%               N/A

The following tables summarize information about stock options under the GSR
Plan:

                                                2000                             1999                              1998
------------------------------------------------------------------------------------------------------------------------------------
                                                Weighted-Average                 Weighted-Average                  Weighted-Average
                                     Shares      Exercise Price       Shares      Exercise Price       Shares       Exercise Price
GSR Plan                              (000)          (Cdn$)            (000)          (Cdn$)            (000)           (Cdn$)
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year      3,730           $1.56            3,497          $10.40            3,957           $10.79
Granted                               1,695           $1.39            2,013          $ 1.42              210           $ 2.47
Exercised                               (62)          $1.55              (18)         $ 1.08              (73)          $ 3.40
Forfeited                              (542)          $1.73           (1,762)         $ 7.55             (597)          $15.27
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year            4,821           $1.56            3,730          $ 1.86            3,497           $10.40
Options exercisable at year-end       3,520                            3,127                            3,318
Weighted-average fair value of
 options granted during the year                       1.23                           $ 1.86                            $ 1.90

                                        Options Outstanding                               Options Exercisable
----------------------------------------------------------------------------------------------------------------------
                          Number                                                      Number
    GSR Plan          Outstanding at     Weighted-Average     Weighted-Average     Exercisable at     Weighted-Average
Range of Exercise     Dec. 31, 2000         Remaining          Exercise Price      Dec. 31, 2000       Exercise Price
  Prices (Cdn$)           (000)          Contractual Life          (Cdn$)               (000)              (Cdn$)
----------------------------------------------------------------------------------------------------------------------
$1.00 to $1.15             133                  8.38                $1.09                 107               $1.08
$1.16 to $1.64           2,419                  9.08                $1.38               1,145               $1.37
$1.65 to $1.80           2,269                  5.48                $1.79               2,268               $1.79
--------------           -----                  ----                -----               -----               -----
                         4,821                                      $1.56               3,520               $1.63

The following tables summarize information about stock options for the Guyanor plan:


                                                2000                             1999                              1998
------------------------------------------------------------------------------------------------------------------------------------
                                                Weighted-Average                 Weighted-Average                  Weighted-Average
                                     Shares      Exercise Price       Shares      Exercise Price       Shares       Exercise Price
GSR Plan                              (000)          (Cdn$)            (000)          (Cdn$)            (000)           (Cdn$)
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year      3,216          $ 3.40            3,035          $ 3.56            3,143           $ 3.60
Granted                                  70          $ 0.78              181          $ 0.72                -                -
Exercised                                 -               -                -               -              (11)          $ 1.64
Forfeited                            (1,736)           3.87                -               -              (97)          $ 5.07
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year            1,550          $ 2.75            3,216          $ 3.40            3,035           $ 3.56
Options exercisable at year-end       1,539                            3,095                            3,035
Weighted-average fair value of
 options granted during the year                     $ 0.70                           $ 0.72                              N/A

                                        Options Outstanding                               Options Exercisable
----------------------------------------------------------------------------------------------------------------------
                          Number                                                      Number
    GSR Plan          Outstanding at     Weighted-Average     Weighted-Average     Exercisable at     Weighted-Average
Range of Exercise     Dec. 31, 2000         Remaining          Exercise Price      Dec. 31, 2000       Exercise Price
  Prices (Cdn$)           (000)          Contractual Life          (Cdn$)               (000)              (Cdn$)
----------------------------------------------------------------------------------------------------------------------
$0.72 to $1.64             348                  7.83                $1.18                 333               $1.20
$2.10 to $3.30           1,073                  4.46                $2.48               1,073               $2.48
$9.20                      129                  5.95                $9.20                 129               $9.20
----------------------------------------------------------------------------------------------------------------------
                         1,550                                                          1,535

The following tables summarize information about stock options for the PARC plan:


                                                2000                             1999                              1998
------------------------------------------------------------------------------------------------------------------------------------
                                                Weighted-Average                 Weighted-Average                  Weighted-Average
                                     Shares      Exercise Price       Shares      Exercise Price       Shares       Exercise Price
GSR Plan                              (000)          (Cdn$)            (000)          (Cdn$)            (000)           (Cdn$)
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       N/A             N/A              N/A             N/A             2,338           $ 0.90
Granted                                N/A             N/A              N/A             N/A                 -                -
Exercised                              N/A             N/A              N/A             N/A                 -
Forfeited                              N/A             N/A              N/A             N/A            (2,338)          $ 0.90
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year             N/A             N/A              N/A             N/A                 -                -
Options exercisable at year-end        N/A             N/A              N/A             N/A                 -
Weighted-average fair value of
 options granted during the year       N/A             N/A              N/A             N/A                                N/A

Impact of Recently Issued Accounting Standards

In June 1998 the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133).
FAS 133 is effective for all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company has no derivative instruments and does not hedge, there is currently no impact on the Company's financial statements per this new accounting standard.

Operations by Geographic Area under US GAAP

Information on the Company's continuing operations by geographic area under US GAAP for the years ended December 31, 2000, 1999 and 1998 is shown below. Operating earnings from continuing operations are total revenues less operating expenses of the geographic areas.


                                                   Net            Identifiable
                                 Revenues      Income(Loss)          Assets
                                 --------      ------------       ------------
2000
     South America                $    29        $(12,092)           $   301
     Africa                        30,916             (95)            20,809
     Corporate                        226            (278)             2,910
----------------------------------------------------------------------------
Total                             $31,171        $(12,465)           $24,020
============================================================================

1999
     South America                $   345        $ (9,381)           $12,038
     Africa                        10,611           2,547             23,246
     Corporate                        298          (4,501)            10,351
----------------------------------------------------------------------------
Total                             $11,254        $(11,335)           $45,635
============================================================================
1998
     South America                $     8        $ (8,626)           $18,520
     Africa                             -          (3,002)             1,034
     Corporate                        627          (3,767)             7,686
Total                             $   635        $(15,395)           $27,240
============================================================================

16.    Related Parties
----------------------

During 1999, the Company, in conjunction with Anvil Mining NL, acquired BGL (see
Note 9). The current President and CEO of the Company, Peter J. Bradford, is also a Director of Anvil Mining NL and this relationship constitutes a related party. Based on the heads of agreement with Anvil to effect the BGL acquisition, the Company provided Anvil with a promissory note for their share of the purchase price and also a note for their share of the acquisition costs. On April 4, 2001, the Company announced that it had entered into an agreement to acquire Anvil's 20% equity interest in BGL in return for the issuance of 3,000,000 common shares of Golden Star.

17.    Commitments and Contingencies
------------------------------------

Environmental Regulations

The Company is not aware of any events of material non-compliance in its operations with environmental laws and regulations which could have a material adverse effect on the Company's operations or financial condition. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. The environmental rehabilitation liability for reclamation and closure costs at the Bogoso mine was $5.7 million at December 31, 2000 and $6.7 at December 31, 1999.

Restricted Cash (for the Environmental Rehabilitation Liability)

Upon the closing of the acquisition of BGL in 1999, the Company was required, according to the acquisition agreement, to restrict $6 million in cash. These funds are to be used for the ongoing, final reclamation and closure costs relating to the Bogoso mine site. The withdrawal of these funds must be agreed to by the sellers of BGL, who are ultimately responsible for the reclamation in the event of non-performance by Golden Star and Anvil. During 2000 the Company was allowed to draw down $1.9 million of the restricted cash to cover ongoing reclamation costs incurred since the September 1999 project acquisition. At December 31, 2000 the remaining balance in the BGL reclamation cash fund was $4.1 million.

Payment to the IFC

Under the terms of the purchase agreement between the Company, Anvil and the Sellers, the Company and Anvil together were required to make a payment to the Sellers on September 30, 2000 in the amount of $2.8 million. The amount of the payment was determined using a formula in the purchase agreement, which incorporates the average price of gold during the twelve months ended September 30, 2000. The Company paid the Sellers $1.4 million on November 9, 2000 and reached agreement with the Sellers that the balance, plus interest at 10% per annum, was to be paid by December 22, 2000. The Company is in discussions with the representatives of the Sellers but, to date the remaining balance and accrued interest is still unpaid.


18.         Quarterly Financial Data - Unaudited
------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                                2000
                                          ---------------------------------------------------------------------------------
                                                First                Second               Third                Fourth
                                               Quarter               Quarter              Quarter              Quarter
                                          ------------------   ------------------   ------------------   ------------------
---------------------------------------------------------------------------------------------------------------------------
Net Sales                                        8,991                9,110                7,742                5,328
---------------------------------------------------------------------------------------------------------------------------
Gross Profit/(Loss)                                949                  319               (1,190)             (15,541)
---------------------------------------------------------------------------------------------------------------------------
Net Income                                         (70)                (156)              (1,689)             (12,966)
---------------------------------------------------------------------------------------------------------------------------
Earning/(Loss) Per Common Share                 $ 0.00               $ 0.00               ($0.04)              ($0.36)
---------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
                                                                                1999
                                          ---------------------------------------------------------------------------------
                                                First                Second               Third                Fourth
                                               Quarter               Quarter              Quarter              Quarter
                                          ------------------   ------------------   ------------------   ------------------
---------------------------------------------------------------------------------------------------------------------------
Net Sales                                         166                   56                    65               10,294
---------------------------------------------------------------------------------------------------------------------------
Gross Profit/(Loss)                                65                (3,240)             (20,527)               1,618
---------------------------------------------------------------------------------------------------------------------------
Net Income                                       (273)               (3,993)             (20,390)                 290
---------------------------------------------------------------------------------------------------------------------------
Earning/(Loss) Per Common Share                ($0.01)               ($0.13)              ($0.65)             $  0.03
---------------------------------------------------------------------------------------------------------------------------

Year 2000:

Third quarter results included a $1.7 million impairment adjustment for the Dachine diamond property. Fourth quarter results included $15.0 million of impairment related write-offs of several deferred exploration projects in Africa, French Guiana, and Guyana.

Year 1999:

Deferred exploration costs of $3.3 million were written off in the second quarter of 1999 all related to projects in Brazil. During the third quarter of 1999 an additional $20.4 million of deferred exploration costs were written off related to projects in Guyana, Suriname, French Guiana, Kenya and the Ivory Coast.

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

                                    PART III

ITEMS 10, 11, 12 AND 13
-----------------------

In accordance with General Instructions G(3), the information required by Part III is herby incorporated by reference from the Company's proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the fiscal year covered by this report.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------     ---------------------------------------------------------------

(a)    The following documents are filed as part of this Report:

       1.  Financial Statements

       Management's Report
       Auditors' Report
       Consolidated Balance Sheets as of December 31, 2000 and 1999
       Consolidated Statements of Operations Years Ended December 31, 2000, 1999 and 1998
       Consolidated Statement of Changes in Shareholders' Equity Years Ended December 31, 2000, 1999 and 1998
       Consolidated Statements of Cash Flows Years Ended December 31, 2000, 1999 and 1998
       Notes to Consolidated Financial Statements

       2.  Financial Statement Schedules

       Financial Statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(b)    Reports on Form 8-K.

       On October 5, 2000 the Company filed with the Securities and Exchange Commission a Form 8-K regarding an appeal filed by the Company against the American Stock Exchange's intention to remove the Company's shares from listing on the Exchange.

       On October 20, 2000 the Company filed with the Securities and Exchange Commission a Form 8-K regarding the results from the bulk sampling program undertaken by Guyanor and its joint venture partner Rio Tinto Mining and Exploration Limited on the Dachine Diamond Project in French Guiana and Rio Tinto's intention to withdraw from the project and terminate of the joint venture.



                                   EXHIBITS
                                   --------

2 (a) Articles of Arrangement dated March 7, 1995 with Plan of Arrangement attached (incorporated by reference to Exhibit 2.1 to the Company's Form 10-K for the year ended December 31, 1994)

3 (a) Articles of Amalgamation of the Company (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

3 (b) By-laws of the Company (incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

3 (c) By-law Number One amended and restated (incorporated by reference to Exhibit 3 to the Company's Form 10-Q for quarter ended June 30, 1995)

4 (a) Form of Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on July 15, 1994)

4 (b) Registration Statement Form S-3 (333-12673) (incorporated by reference as filed on October 2, 1997)

4 (c) Rights Agreement dated April 24, 1996, between the Company and The R-M Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated May 7, 1996)

4 (d) Amendment to Rights Agreement between the Company and CIBC Mellon Trust Company (formerly, the R-M Trust Company) dated as of June 30, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 1999)

4 (e) Indenture, dated as of August 24, 1999, between the Company and IBJ Whitehall Bank & Trust Company, as trustee (the "Trustee") (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated August 24,
        1999)

4 (f) Indenture Supplement, dated as of August 24, 1999, between the Company and the Trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated August 24, 1999)

4 (g) Form of Specimen of Debenture (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated August 24, 1999)

4 (h)   Form of Specimen of Four-Year Warrant (incorporated by reference to
        Exhibit 4.4 to the Company's Form 8-K dated August 24, 1999)

4 (i)   Form of Specimen of Eighteen-Month Warrant (incorporated by reference to
        Exhibit 4.5 to the Company's Form 8-K dated August 24, 1999)

4 (j)   Form of Specimen of Broker Warrant (incorporated by reference to Exhibit
        4.6 to the Company's Form 8-K dated August 24, 1999)

10 (a) Memorandum of Association of Omai Gold Mines dated August 15, 1990 and entered into among Cambior, the Company and the Government of Guyana (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

10 (b) Omai Mineral Agreement dated August 16, 1992 respecting the Omai Gold Mine (incorporated by reference to Exhibit 3.10 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

10 (c) Gross Rosebel Mineral Agreement dated April 7, 1994 between The Republic of Suriname, Grasshopper Aluminum Company N.V. and the Company (English translation) (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1994)

10 (d) Option Agreement dated June 1, 1994 between Cambior Inc. and the Company regarding the Gross Rosebel property (incorporated by reference to
        Exhibit 10.10 to the Company's Form 10-K for the year ended December 31,
        1994)

10 (e) Option Agreement dated May 11, 1994 between Cambior Inc. and the Company regarding Yaou and Dorlin properties (incorporated by reference to
        Exhibit 10.11 to the Company's Form 10-K for the year ended December 31,
        1994)

10 (f) Management Services Agreement dated January 1, 1995 between the Company and Guyanor Ressources S.A. (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1995)

10 (g) English translation of the Exploration Agreement dated May 13, 1996, between the Company's wholly owned subsidiary Southern Star Resources Ltd. and its wholly-owned Brazilian subsidiary, Estrela Sul do Brasil Empreendimentos Ltda. and Companhia Vale do Rio Doce and its subsidiary Rio Doce Geologia e Mineracao S.A. (incorporated by reference to Exhibit
        10.24 to the Company's Form 10-K for the year ended December 31, 1996)

10 (h) English translation of the Option and Joint Venture Agreement dated June 26, 1996, between Societe de Travaux Publics et de Mines Aurifiere en Guyane, Societe Guyanaise des Mines, LaSource Developpement SAS and ASARCO Exploration Company for the Paul Isnard property (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 1996)

10 (i) 1997 Stock Option Plan as amended and restated to June 14, 1999 (incorporated by reference to Exhibit 10.33(a) to the Company's Form 10-K for the year ended December 31, 1999)

10 (j)  Employees' Stock Bonus Plan amended and restated to April 6, 2000

10 (k) Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to
        Exhibit 10.35(a) to the Company's Form 10-K for the year ended December 31, 1999)

10 (l) Standardized Adoption Agreement for a 401-K Savings Plan adopted January 1, 1996 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1995)

10 (m) Employment contract with Mr. Peter Bradford dated November 1, 1999 (incorporated by reference to Exhibit 10.38(c) to the Company's Form 10K for the year ended December 31, 1999)

10 (n) Agreements between the Company and its outside directors granting them options to purchase Guyanor Class "B" common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit
        10.39 to the Company's Form 10-K for the year ended December 31, 1996),
        (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company's Form 10-K for the year ended December 31,
        1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company's Form 10-K for the year ended December 31,
        1998), and (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company's Form 10-K for the year ended December 31, 1999

10 (o) Registration Rights Agreement between the Company, Elliott Associates, L.P. and Westgate International L.P. (incorporated by reference to
        Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30,
        1999)

10 (p) Warrant to purchase common stock granted by the Company to Elliott Associates, L.P. dated June 9, 1999 (incorporated by reference to
        Exhibit 10.3 to the Company's Form 10-Q for the period ended June 30,
        1999)

10 (q) Agreement for the sale and purchase of debt and 90% of the shares of Bogoso Gold Limited dated as of June 1, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the period ended June 30,
        1999)

10 (r) Revised and Restated Agreement, dated as of June 1, 1999, among the Company, Anvil and the other parties signatory thereto Agent (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated September 30, 1999)

10 (s) Credit Facility letter and Option Premium Letter between Elliott Associates L.P. and the Company entered into on May 5, 1999 in connection with the purchase of 90% interest in Bogoso Gold Mine Ltd. (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the period ended June 30, 1999)

10 (t) Agency Agreement, dated August 16, 1999, between the Company and TD Securities (USA) Inc, as agent (the "Agent") (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated August 24, 1999)

10 (u) Registration Rights Agreement, dated as of August 24, 1999, between the Company and the Agent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated August 24, 1999)

10 (v) Escrow Agreement, dated as of August 24, 1999, among the Company, the Agent, IBJ Whitehall Bank & Trust Company, as escrow agent, and International Finance Corporation (incorporated by reference to Exhibit
        10.3 to the Company's Form 8-K dated August 24, 1999)

10 (w) Heads of Agreement dated June 9, 1999, between Guyanor Ressources S.A. and Rio Tinto Mining and Exploration Limited regarding the Dachine project in French Guiana (incorporated by reference to Exhibit 10.50 to the Company's Form 10-K for year-end 1999)

10 (x) Heads of Agreement dated December 29, 2000, between Guyanor Ressources S.A. and Rio Tinto Mining and Exploration Limited regarding the Paul-Isnard project in French Guiana

10 (y) Share Subscription Agreement dated December 28, 2000 between the Company and Rio Tinto Mining and Exploration Limited

21.1    Subsidiaries of the Registrant

23.1    Consent of PricewaterhouseCoopers LLP, Chartered Accountants

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           GOLDEN STAR RESOURCES LTD.
                                   Registrant


              By:      /s/ Peter J. Bradford
                       -------------------------------------
                       Peter J. Bradford
                       President and Chief Executive Officer

              Date:    April 10, 2001
                       -------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By:       /s/ Peter J. Bradford         By:     /s/ Allan J. Marter
          ---------------------                 ------------------------------------------
Name:     Peter J. Bradford             Name:   Allan J. Marter
          ---------------------                 ------------------------------------------
Title:    President and CEO             Title:  Vice-President and Chief Financial Officer
          ---------------------                 ------------------------------------------
Date:     April 10, 2001                Date:   April 10, 2001
          ---------------------                 ------------------------------------------

By:       /s/ James E. Askew            By:     /s/ David K. Fagin
          ---------------------                 ------------------------------------------
Name:     James E. Askew                Name:   David K. Fagin
          ---------------------                 ------------------------------------------
Title:    Director                      Title:  Director
          ---------------------                 ------------------------------------------
Date:     April 10, 2001                Date:   April 10, 2001
          ---------------------                 ------------------------------------------

By:       /s/ Ernest C. Mercier         By:     /s/ Ian MacGregor
          ---------------------                 ------------------------------------------
Name:     Ernest C. Mercier             Name:   Ian MacGregor
          ---------------------                 ------------------------------------------
Title:    Director                      Title:  Director
          ---------------------                 ------------------------------------------
Date:     April 10, 2001                Date:   April 10, 2001
          ---------------------                 ------------------------------------------

By:       /s/ Robert R. Stone
          ---------------------
Name:     Robert R. Stone
          ---------------------
Title:    Director
          ---------------------
Date:     April 10, 2001
          ---------------------