Form 10-K/A
period 2000-12-31
GOLDEN STAR RESOURCES LTD
filed 2001-04-30
CIK 903571

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-K/A

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

     Securities registered or to be registered pursuant to Section 12 (b) of the Act:

                                                          Name of Exchange
         Title of Each Class                              on which Registered
         -------------------                              ----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately Cdn $26.3 million as of April 12, 2001, based on the closing price of the shares on the Toronto Stock Exchange of Cdn. $0.69 per share.

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

                            BOGOSO MINE RESERVES/1/
                             at December 31, 2000
--------------------------------------------------------------------------------
   Project           Tonnes  Gold Grade  Contained Ounces    Contained Ounces

                     (100%)      g/t         (100%)        (Golden Star's share)
--------------------------------------------------------------------------------
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

                             MINERALIZED MATERIAL
                             at December 31, 2000
--------------------------------------------------------------------------------
                             Tonnes          Tonnes                Gold Grade
     Project                 (100%)     (Golden Star's share)         g/t
--------------------------------------------------------------------------------
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

Certain Significant Events and Recent Developments

On August 24, 2000 the Company entered into a Letter of Intent with Barnato Exploration Limited ("Barnex") to acquire their rights to the Prestea Property in Ghana which adjoins the southern boundary of the Bogoso Mine. On October 25, 2000 the Government of Ghana advised Barnex of its decision to abrogate Barnex's rights to the Prestea Property. The letter of intent was subsequently allowed to expire on October 31, 2000. On November 1, 2000 the Government of Ghana granted a mining lease over the Prestea Property to Prestea Gold Resources Limited. Barnex has reserved their rights in the matter and the Company continues to negotiate with Barnex, Prestea Gold Resources Limited and the Government of Ghana to effect an agreement that would give the Company access to mine on the Prestea Property. The mineralized material contained within optimized open pits on the Prestea Property are estimated to be sufficient to provide mill feed for the Bogoso mill for several years into the future.

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

On January 10, 2001, the Company and Guyanor announced that a Heads of Agreement had been concluded between Guyanor and Rio Tinto with respect to the Paul Isnard gold project in French Guiana. Under the terms of the agreement, Rio Tinto can earn a participating interest of up to 70% in a joint venture relating to the Paul Isnard property by spending a total of $9.0 million on exploration and development on the Paul Isnard property (See "Item2. Description of Properties - Paul Isnard".)

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

RISK FACTORS

READERS SHOULD CAREFULLY CONSIDER THE RISK FACTORS SET FORTH BELOW.

We currently have limited liquidity and capital resources.
---------------------------------------------------------

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

Our common shares have been de-listed from the American Stock Exchange.
----------------------------------------------------------------------

The Company's shares were de-listed from the American Stock Exchange (Amex) on January 26, 2001, following several appeals and extended discussions between the Company's management and the Amex. The Amex noted the Company's stock price trading below one dollar per share, continuing losses and total shareholder equity below the Amex minimum, on a U.S. GAAP basis, as the reasons for their decision. Although we have not experienced an immediate, direct impact on our financial position, results of operations and liquidity as a result of the de-listing, we may, in the longer term, have more difficulty to raise funds in the US market. Golden Star Resources stock continues to trade on the Toronto Stock Exchange as well, under the symbol GSC. The Company now trades on the NASDAQ Over-the-Counter Bulletin Board under the symbol GSRSF. Delisting from the Amex has triggered penalties on 1.5 million outstanding warrants. The warrants were issued with the agreement that if our stock was to be delisted from the Amex and not subsequently relisted on either the New York Stock Exchange, the NASDAQ National Market or the NASDAQ Smallcap Market, cash payments and other remedies would be made available to the holders of the warrants. At this time our stock does not qualify for listing on these three exchanges thus triggering the penalties.

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

If our common shares were deemed to be a "penny stock," the level of trading
----------------------------------------------------------------------------
activity in our common shares could be reduced and its marketability affected.
-----------------------------------------------------------------------------

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

Declines in the price of gold have an adverse effect on our stock price and
---------------------------------------------------------------------------
business plan.
-------------

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

      Year             High              Low
      ----             ----              ---
      1991             $ 403.20          $ 344.30
      1992             $ 359.30          $ 329.70
      1993             $ 407.00          $ 326.30
      1994             $ 398.00          $ 370.60
      1995             $ 395.40          $ 371.20
      1996             $ 414.70          $ 368.00
      1997             $ 360.00          $ 283.00
      1998             $ 314.70          $ 275.60
      1999             $ 324.50          $ 253.00
      2000             $ 312.70          $ 263.80

The closing trading price per ounce of gold quoted by the New York Commodities Exchange on April 2, 2001 was $255.50.

We continue to experience substantial losses.
--------------------------------------------

We have reported net losses of $14.9 million in 2000, $24.4 million in 1999, $22.2 million in 1998, $26.6 million in 1997, and $7.8 million in 1996 and may continue to incur losses in the future. Future operating losses may make financing our operations and our business strategy, or raising additional capital, difficult or impossible, materially and adversely affecting our operations.

We may not be able to extend the life of the Bogoso Mine beyond existing
------------------------------------------------------------------------
reserves.
--------

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

The technology and cost of production of sulfide mineralized material at the
----------------------------------------------------------------------------
Bogoso Mine may prove infeasible or uneconomic to warrant processing the
------------------------------------------------------------------------
material.
--------

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

Our obligations may strain our financial position and impede our business
-------------------------------------------------------------------------
strategy.
--------

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

We may have insufficient funds available to service our obligations under our
-----------------------------------------------------------------------------
debentures after the anticipated mine life at the Bogoso Mine expires.
---------------------------------------------------------------------

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

As a holding company, our operations are dependent on the ability of our
------------------------------------------------------------------------
subsidiaries and joint ventures to make distributions to us.
-----------------------------------------------------------

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

Recent low gold prices may require a hedging program against gold production at
-------------------------------------------------------------------------------
the Bogoso Mine.
---------------

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

The price of gold may impact the purchase price for the Bogoso Mine.
-------------------------------------------------------------------

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

From September 1999 to December 2000 gold prices averaged less than the original estimate of $290 per ounce, and continued to trend downward during most of 2000 reaching prices between $260 and $265 per ounce by the end of 2000. Given this substantial and protracted decline, the Company reduced the remaining liability to the Sellers at December 31, 2000 to reflect an estimated gold price of $270 per ounce for the remaining life of the obligation. The revised estimate reduced the future purchase price by $2.3 million, leaving the December 31, 2000 future payment, including the unpaid portion of the September 30, 2000 payment, at $2.7 million. If gold prices average more than $270 per ounce from January 1, 2001 to September 30, 2001 the liability to the Sellers will exceed $2.7 million and if gold prices average less than $270 per ounce the liability will be lower than $2.7 million

Our mineral rights for the Gross Rosebel project are subject to governmental
----------------------------------------------------------------------------
approvals.
---------

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

See Item 5. "Market for the Registrant's Common Equity and Related Stockholder Matters--Certain United States Income Tax Considerations".

                     CONVERSION FACTORS AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre                     = 0.4047 hectare                       1 mile                 = 1.6093 kilometers
1 foot                     = 0.3048 meter                         1 troy ounce           = 31.1035 grams
1 gram per tonne           = 0.0292 ounce per short ton           1 square mile          = 2.59 square kilometers
1 short ton (2000 pounds)  = 0.9072 tonne                         1 square kilometer     = 100 hectares
1 metric tonne             = 1,000 kg or 2,204.6 pounds
1 kilogram                 = 2.2 pounds or 32.151 troy ounce

The following abbreviations of measurements are used herein:

Au            = gold                                                m           = meter
Ct            = carat                                               m/2/        = square meter
Ct/m2         = carats per square meter                             m/3/        = cubic meter
G             = gram                                                mg          = milligram
g/t           = grams of gold per tonne                             mg/m/3/     = milligrams per cubic meter
Ha            = hectare                                             t           = metric tonne
Km            = kilometer                                           oz          = troy ounce
Km2           = square kilometers                                   ppb         = parts per billion
Kg            = kilogram

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

                              MAP - SOUTH AMERICA


Map of "GOLDEN STAR OPERATIONS IN SOUTH AMERICA," showing specific project locations in Guyana, Suriname and French Guiana.


                                   FIGURE 2

                                 MAP - AFRICA

Map of "GOLDEN STAR OPERATIONS IN AFRICA," showing specific project locations in Ghana.

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

The consolidated property expenditures and abandonment costs for the Company's exploration projects for the fiscal year ended December 31, 2000 under Canadian GAAP were as follows:

                                               Acquisition                                                         Acquisition
                                               Deferred                                                            Deferred
                                               Exploration                               Joint      Property       Exploration and
                                               and           Capitalized   Capitalized   Venture    Abandon-       Development
                                               Development   Exploration   Acquisition   Recov-     ments and      Costs as of
                                               Costs as at   Expenditures  Expenditures  eries in   Adjustments    12/31/00 (5)
                                               12/31/99      in 2000       in 2000       2000       in 2000
                                               ====================================================================================
                                                                         In Thousands of Dollars
GUYANA (1)
 Eagle Mountain                                $     1,364       $     -        $   -    $      -   $  (1,364)      $       -
 Other                                                 123             -            -           -        (123)              -
                                               ------------------------------------------------------------------------------------
Sub-total                                            1,487             -            -           -      (1,487)              -
                                               ------------------------------------------------------------------------------------

SURINAME (1)
 Gross Rosebel                                      15,860           216            -        (258)          -          15,818
                                               ------------------------------------------------------------------------------------
Sub-total                                           15,860           216            -        (258)          -          15,818
                                               ------------------------------------------------------------------------------------

FRENCH GUIANA (2)
(Guyanor Ressources S.A.)
  Dorlin                                             2,608           150            -         (75)     (2,683)              -
  Yaou                                               6,968           241            -         (91)     (7,118)              -
  Paul Isnard / Eau Blanche                          5,376           451            -           -           -           5,827
  Paul Isnard Alluvials                              1,987             -            -           -      (1,987)              -
  Dachine                                            1,720           708            -        (678)     (1,750)              -
                                               ------------------------------------------------------------------------------------
Sub-total                                           18,659         1,550            -        (844)    (13,538)          5,827
                                               ------------------------------------------------------------------------------------

AFRICA
(Pan African
  Resources Corporation (3))
  Ivory Coast / Tanda                                1,681             -            -           -      (1,681)              -
(Bogoso Gold Limited (4))
  Riyadh                                                75           164            -           -           -             239
  Bogoso Sulfide                                       160         2,448            -           -           -           2,608
                                               ------------------------------------------------------------------------------------
Sub-total                                            1,916         2,612            -           -      (1,681)          2,847
                                               ------------------------------------------------------------------------------------

                                               ------------------------------------------------------------------------------------
TOTAL                                          $    37,922       $ 4,378        $   -    $ (1,102)  $ (16,706)      $  24,492
                                               ====================================================================================

(1)  A division of the Company.
(2)  Approximately 73% owned by the  Company.
(3)  A wholly-owned subsidiary of the Company.
(4)  A 70% owned subsidiary of the Company.
(5) Our holdings include ownership interests, royalty interests, leases, options and joint venture interests in varying percentages.

     Property Status Table as of December 31, 2000

------------------------------------------------------------------------------------------------------------------------------------
                                          Expiration                                    Financial
                                          ----------                                    ---------
     Property    Type of Interest            Date                    Renewal            Obligation   Status             Comments
     --------    ----------------            ----                    -------            ----------   ------             --------
------------------------------------------------------------------------------------------------------------------------------------
     Omai        30% equity  interest     N/A             N/A                           N/A          Operating Mine
                 in OGML
------------------------------------------------------------------------------------------------------------------------------------
      Eagle      30% indirect interest    N/A             N/A                           N/A          Care and           Exploration
     Mountain    through OGML (1)                                                                    maintenance        stage
------------------------------------------------------------------------------------------------------------------------------------
      Gross      Right of Exploration     Application     The right of exploration      N/A          Feasibility        Advanced
     Rosebel     (2)                      for             remains legally in force                   Underway           exploration
                                          extension       until a decision on the
                                          pending         right of exploitation has
                                                          been made
------------------------------------------------------------------------------------------------------------------------------------
     Dorlin      Type A Exploration       3/1/06          Renewable for up to 10 years  (FF7,000)    Care and           Advanced
                 Permit (3)                                                                          maintenance        exploration
------------------------------------------------------------------------------------------------------------------------------------
     Yaou        Type A Exploration       3/1/06          Renewable for up to 10 years  (FF5,000)    Care and           Advanced
                 Permit (3)                                                                          maintenance        exploration
------------------------------------------------------------------------------------------------------------------------------------
      Paul-      8 Concessions (4)        12/31/18        Renewable for an additional   US$4,765     Ongoing            Advanced
     Isnard                                               25 years                      (FF30,275)   exploration        exploration
                                                                                                     supervised and
                                                                                                     paid for by Rio
                                                                                                     Tinto Exploration
                 -------------------------------------------------------------------------------------------------------------------
                 Type A Permit (4)        12/1/02         Renewable for up to 10 years  US$2.9M      Ongoing            Advanced
                                                                                        (FF17.3M)    exploration        exploration
                                                                                                     supervised and
                                                                                                     paid for by Rio
                                                                                                     Tinto Exploration
------------------------------------------------------------------------------------------------------------------------------------
     Dachine     Type B Exploration       7/1/99          A renewal application for     US$1,023     Care and           Exploration
                 Permit (5)                               a 5-year permit was filed     (FF6,500)    maintenance        stage
                                                          and is pending; the type B
                                                          permit is extended by law
                                                          until  the decision of the
                                                          French administration
------------------------------------------------------------------------------------------------------------------------------------
     Bogoso      70% equity interest in   8/21/17         N/A                           N/A          Operating Mine
                 Bogoso Gold Limited      8/16/18
------------------------------------------------------------------------------------------------------------------------------------

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

Historical Mining Operations

Gold was first commercially mined at the Bogoso Mine in the early 20/th/ century. In 1935, Marlu Gold Mining Areas Ltd. started mining high-grade oxide ore from a series of open pits extending south from Bogoso North to Buesichem, just south of the Bogoso Mine. Marlu also mined a small amount of ore from underground operations at Bogoso North, Marlu and Bogoso South. Marlu was mining the Buesichem pit when it shut down the mine operations in 1955. According to BGL's records, during its 20-year period of operations from 1935 to 1955, Marlu produced over 900,000 ounces of gold at an average recovered grade of 3.73 g/t.

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

Production and Reserves

Gold production from 1991 through 2000 totaled 1,101,966 ounces. Gold production from January to December 2000 was 108,643 ounces, compared to 130,465 ounces in 1999, 122,585 in 1998 and 108,186 ounces in 1997. The 16.7% decrease in gold production for 2000 compared to 1999 was primarily attributable to lower gold recovery and lower tonnage throughput from transitional ore treatment. The 6.4% increase in production in 1999 was primarily attributable to a higher average head grade of 2.31 g/t compared to 2.19 g/t in 1998 and to 2.05 g/t in 1997. Throughput averaged approximately 5,845 tonnes per day in 2000, 5,958 tonnes per day during 1999, 5,553 tonnes per day during 1998 and 5,229 tonnes per day during 1997. Gold recovery rates were 64.4% in 2000, 81.4% in 1999 and 85.8% in 1998 Cash cost of production, including royalties averaged $201 per ounce in 2000, $190 per ounce in 1999 and $215 per ounce in 1998. Quarterly production statistics for the Bogoso Mine for 1999 and 2000 are as follows:

                                          ------------------------------------------------------------------------------
                                                                            2000
------------------------------------------------------------------------------------------------------------------------
                                           First            Second         Third          Fourth         Total / Average
                                          Quarter          Quarter        Quarter         Quarter              2000
------------------------------------------------------------------------------------------------------------------------
Ore milled (T)                            510,537          529,701        580,413         518,628           2,139,279
------------------------------------------------------------------------------------------------------------------------
Rate (T/day)                                5,610            5,821          6,309           5,637               5,845
------------------------------------------------------------------------------------------------------------------------
Grade (g/t)                                  2.70             2.84           2.28            2.48                2.56
------------------------------------------------------------------------------------------------------------------------
Recovery (%)                                 69.4             63.1           64.1            60.0                64.4
------------------------------------------------------------------------------------------------------------------------
Gold Production (oz)                       29,942           31,606         27,899          19,195             108,643
------------------------------------------------------------------------------------------------------------------------
Cash cost of production
($/oz)                                        188              187            211             236                 201
------------------------------------------------------------------------------------------------------------------------

                                          ------------------------------------------------------------------------------
                                                                            1999
------------------------------------------------------------------------------------------------------------------------
                                           First            Second         Third          Fourth         Total / Average
                                          Quarter          Quarter        Quarter         Quarter             1999
------------------------------------------------------------------------------------------------------------------------
Ore milled (T)                            521,613          533,657        524,131         577,457           2,156,858
------------------------------------------------------------------------------------------------------------------------
Rate (T/day)                                5,796            5,864          5,697           6,277               5,958
------------------------------------------------------------------------------------------------------------------------
Grade (g/t)                                  2.31             2.25           2.20            2.47                2.31
------------------------------------------------------------------------------------------------------------------------
Recovery (%)                                 89.2             81.7           76.3            78.7                81.4
------------------------------------------------------------------------------------------------------------------------
Gold Production (oz)                       34,516           31,555         28,317          36,074             130,465
------------------------------------------------------------------------------------------------------------------------
Cash cost of production
($/oz)                                        199              209            206             152                 190
------------------------------------------------------------------------------------------------------------------------

The Bogoso Mine is expected to produce approximately 99,000 ounces of gold during 2001 at a local cash cost of approximately $206 per ounce. Mill throughput is budgeted at approximately 6,000 tonnes per day of ore. Head grades are anticipated to average 2.25 g/t with a budgeted gold recovery, primarily from transitional ores and low grade stockpiles, of 64.2%. During 2001, the stripping of waste is expected to result in a waste to ore ratio of approximately 2.5:1. Mining is scheduled to cease mid-year and it is planned that low-grade stockpile material will be processed during the last four months of the year.

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

BGL's reserves are derived from multiple sources, which have been categorized into the Southern pits, Central pits, Northern pits and Stockpiled material. The following tables summarize the reserves from these sources at year-end 2000 and 1999:

                            ----------------------------------------------------------------------------------------
                                          December 31, 2000                              December 31, 1999
--------------------------------------------------------------------------------------------------------------------
   TOTAL                    Proven and                                       Proven and
  RESERVES                  Probable           Grade         Contained       Probable           Grade      Contained
                            Reserves           (g/t)         Gold (oz)       Reserves           (g/t)      Gold (oz)
                            (tonnes)                                         (tonnes)
--------------------------------------------------------------------------------------------------------------------
Southern Pits                   87,000          3.4             9,629          237,000           2.5        19,255
--------------------------------------------------------------------------------------------------------------------
Central Pits                   587,000          3.5            65,153          500,000           2.9        45,976
--------------------------------------------------------------------------------------------------------------------
Northern Pits                   71,000          4.3             9,816          857,000           3.3        90,666
--------------------------------------------------------------------------------------------------------------------
Stockpiles                   1,720,000          1.6            87,765        1,669,000           1.4        73,372
--------------------------------------------------------------------------------------------------------------------
Total                        2,465,000          2.2           172,363        3,263,000           2.2       229,269
--------------------------------------------------------------------------------------------------------------------

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

Sulfide and transition exploration drilling programs conducted in 2000 (8,711 and 24,224 meters of RC and diamond drilling for transition and sulfide respectively) delineated additional sulfide mineralized material both along strike and down dip of the previously defined gold mineralization. Mineralized material inventories for transition and oxide was increased in 2000 through better delineation of the weathering surfaces. Transition and oxide mineralization at Bogoso North, Mansahai, Dumase and Chujah Stage 3 was tested with Rotary Air Blast ("RAB") and Reverse Circulation ("RC") drilling in between the existing 25 meter spaced exploration drilling to bring drill spacing to approximately 12.5 by 25 meter spacing. The close spaced drilling of the oxide and transition enabled better definition of the depth of weathering, which in most instances meant an increase in the volume of mineralized material for these categories. Sulfide mineralized material, which is the basis for the ongoing feasibility study was increased from the December 1999 estimates of 11.1 million tonnes grading 3.3 g/t (estimated using a $325 /ounce gold price), to 11.3 million tonnes grading 3.4 g/t (estimated using a $300 /ounce gold price). Upon completion of the feasibility study, the second quarter of 2001, a portion of this mineralized material will be re-categorized into either proven or probable reserves. The exact portion of mineralized material that will translate to proven and probable reserves has yet to be determined and will depend on mining, metallurgical, and economic parameters that are currently being finalized.

The December 2000 year-end mineralized material estimates at Bogoso are summarized in the following table.

------------------------------------------------------------------------------------------------
                                      Measured                     Indicated
                                      --------                     ---------

------------------------------------------------------------------------------------------------
     Material      Cut off Grade       Tonnes      Gold Grade        Tonnes      Gold Grade
                        g/t                           g/t                            g/t
------------------------------------------------------------------------------------------------
     Oxides            * 1.0          327,000        1.85            754,000        1.83
   Transition          * 2.1          434,000        3.08            432,000        3.19
     Sulfide           * 2.1        6,395,000        3.75          4,896,000        2.94
------------------------------------------------------------------------------------------------

     Totals                         7,156,000        3.62          6,082,000        2.82

------------------------------------------------------------------------------------------------

* more than

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

Pursuant to OGML's articles of association, the Company received approximately $11.0 million of Class I redeemable preferred shares of OGML in recognition of past exploration costs incurred by the Company. Pursuant their terms, these preferred shares must be redeemed prior to any distribution to the common shareholders of OGML out of 10% of net cash flow from operations of OGML (as defined in the Omai Mineral Agreement). The reimbursements must be calculated and paid quarterly to the Company. During the fiscal year ended December 31, 2000, the Company received $0.9 million as a result of the redemption of Class I preferred shares, for a total of $9.6 million in redemption of Class I preferred shares since the beginning of production in 1993. The amount so received and all future redemptions will be applied against the reimbursement of the loan made by OMGL to the Company until it is paid in full. The Company considers it unlikely that it will receive dividends from its common share holdings in OGML. As of December 31, 2000, OGML had $63 million in debt and a total of $138 million worth of Class II and III preferred shares outstanding. The Class III preferred shares have past cumulative unpaid dividends totaling $102 million as of December 31, 2000. (OMGL's financial statements for the year ended December 31, 2000 were prepared by the management of OMGL but the audit thereof is not complete as of the date of this form 10K. Thus, the figures set forth in this paragraph are subject to change.)

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

As of December 31, 2000, approximately 1,000 individual claims have been made against OMGL in Guyana in connection with the tailings dam failure, of which 414 have been settled for an aggregate dollar amount of less than 1 million. Of the claims that remain unsettled, legal proceedings have been instituted against OGML with respect approximately 300 individual claims and one class action (on behalf of 244 claimants). According to the management of Cambior, as disclosed in their public filings with the Securities and Exchange Commission, these claims are expected to be settled for amounts totaling less than $1 million, of which $600,000 has already been funded in advance by an insurance company as part of a settlement with OGML and Cambior.

Another class action (claiming to represent 23,000 claimants) was filed in August 1998 in the High Court of the Supreme Court of Judicature, Civil Jurisdiction in Guyana but was not served on the defendants (OGML, Cambior, two engineering firms and one insurance company) until August 1999. This class action is essentially an outgrowth a class action initiated in 1997 and later dismissed by a Quebec court. The class action was amended in May 1999 to include Golden Star as defendant and then served on Golden Star in July 1999. The class action claims from the defendants, including Golden Star, $100 million in damages, allegedly resulting from the tailings dam failure. On March 28, 2000, the proceedings against Golden Star were dismissed.

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

The Properties

The Yaou Type "A" permit covers an area of 52 km/2/ located some 210 km southwest of Cayenne. Access to the property is by helicopter or four-wheel drive vehicle on 17 km of dirt road from the town of Maripasoula, which is accessible by chartered and daily scheduled fixed-wing aircraft from Cayenne.

The Dorlin Type "A" permit covers an area of 84 km/2/ located some 180 km southwest of Cayenne and 60 km east of Maripasoula. The property is accessible by helicopter and a 500 m airstrip located on the property is suitable for fixed wing aircraft. Access is also available by boat during the rainy season.

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

PAUL ISNARD
-----------

On October 29, 1994, Guyanor acquired an interest in the Paul Isnard and Eau Blanche projects by way of the acquisition of all of the outstanding shares of Societe de Travaux Publics et de Mines Auriferes en Guyane ("SOTRAPMAG"). SOTRAPMAG held, directly or indirectly, eight mineral concessions (the "Paul Isnard Concessions") and four type "B" exploration permits. Since then, all type "B" permits have expired or were relinquished. The concessions will expire on December 31, 2018 but can be renewed for an additional 25 years. A type "A" permit covering an area of approximately 326 km2 was granted to Guyanor on November 30, 1999 for an initial period of three years. The type "A" permit includes most of the area covered by the four type "B" permits as well as a new area adjacent to the Paul Isnard property. In this report, unless the context indicates otherwise, the term the "Paul Isnard" refers to the Paul Isnard and Eau Blanche properties.

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

DACHINE
-------

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------     -----------------------------------------------------------------
            MATTERS
            -------

During 2000 the Company's common shares were listed on the Toronto Stock Exchange ("TSE") under the trading symbol "GSC" and on the American Stock Exchange ("Amex") under the trading symbol "GSR". The Company's shares were de-listed from Amex on January 26, 2001, and immediately began trading on the OTC Bulletin Board. As of April 2, 2001, 38,088,988 common shares were outstanding and the Company had 837 shareholders of record. On April 2, 2001, the closing price per share for the Company's common shares, as reported by the TSE was Cdn$0.49 and as reported by the OTC Bulletin Board was $0.30.

The following table sets forth, for the periods indicated, the high and low market closing prices per share of the Company's common shares as reported by the TSE and the AMEX.

                                Toronto Stock Exchange   American Stock Exchange
                                ----------------------   -----------------------
                                Cdn$              Cdn$    $
                                High               Low   High                Low
                                ----               ---   ----                ---
2000:

         First Quarter          2.35               1.17   1.63              0.81
         Second Quarter         1.80               1.22   1.19              0.81
         Third Quarter          1.35               0.85   0.94              0.56
         Fourth Quarter         1.15               0.62   0.75              0.38

1999:

         First Quarter          1.85               1.00   1.31              0.69
         Second Quarter         1.50               0.86   1.00              0.63
         Third Quarter          1.10               0.57   0.69              0.38
         Fourth Quarter         2.70               1.03   1.87              0.69

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

ITEM 6.      SELECTED FINANCIAL DATA
------       -----------------------

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

Summary of Financial Condition Data at End of Period
(Amounts in thousands except per share data)

   ----------------------------------------------------------------------------------------------------------------
                                    As of           As of           As of          As of           As of
           CDN GAAP              December 31,    December 31,    December 31,   December 31,    December 31,
                                     2000            1999            1998           1997            1996
   ----------------------------------------------------------------------------------------------------------------
     Working capital              $  4,452        $  6,020       $  6,516        $ 16,427            $ 15,287
   ----------------------------------------------------------------------------------------------------------------
     Current assets                 12,960          13,957          8,216          20,152              22,182
   ----------------------------------------------------------------------------------------------------------------
     Total assets                   49,469          74,352         68,597          89,122              96,283
   ----------------------------------------------------------------------------------------------------------------
     Current liabilities             8,508           7,937          1,700           3,725               6,895
   ----------------------------------------------------------------------------------------------------------------
     Shareholders' equity           26,040          40,501         58,471          79,557              78,094
   ----------------------------------------------------------------------------------------------------------------

   ----------------------------------------------------------------------------------------------------------------
                                 For the Year    For the Year   For the Year    For the Year        For the Year
           CDN GAAP                 Ended           Ended          Ended           Ended               Ended
                                 December 31,    December 31,   December 31,    December 31,        December 31,
                                     2000            1999           1998            1997                1996
   ----------------------------------------------------------------------------------------------------------------
     Revenue                      $ 31,171        $ 11,254       $    635        $  1,698            $  2,801
   ----------------------------------------------------------------------------------------------------------------
     Net loss                      (14,881)        (24,366)       (22,248)        (26,584)             (7,780)
   ----------------------------------------------------------------------------------------------------------------
     Net loss per share              (0.40)          (0.76)         (0.74)          (0.92)              (0.31)
   ----------------------------------------------------------------------------------------------------------------

   ----------------------------------------------------------------------------------------------------------------
                                    As of           As of          As of           As of               As of
           US GAAP               December 31,    December 31,   December 31,    December 31,        December 31,
                                     2000            1999           1998            1997                1996
   ----------------------------------------------------------------------------------------------------------------
     Working capital              $  4,452        $  6,020       $  3,901        $ 13,485            $ 11,788
   ----------------------------------------------------------------------------------------------------------------
     Current assets                 12,960          13,957          5,601          17,210              18,683
   ----------------------------------------------------------------------------------------------------------------
     Total assets                   24,020          45,635         27,240          42,076              46,895
   ----------------------------------------------------------------------------------------------------------------
     Current liabilities             8,508           7,937          1,700           3,725               6,895
   ----------------------------------------------------------------------------------------------------------------
     Shareholders' equity             (478)         11,145         16,899          31,160              29,959
   ----------------------------------------------------------------------------------------------------------------

   ----------------------------------------------------------------------------------------------------------------
                                  For the          For the        For the         For the             For the
           US GAAP               Year Ended       Year Ended     Year Ended      Year Ended          Year Ended
                                  December         December       December        December            December
                                  31, 2000         31, 1999       31, 1998        31,1997             31, 1996
   ----------------------------------------------------------------------------------------------------------------
     Revenue                      $ 31,171        $ 11,254       $    635        $  1,698            $  2,801
   ----------------------------------------------------------------------------------------------------------------
     Net loss                      (12,465)        (11,335)       (15,395)        (26,838)            (25,279)
   ----------------------------------------------------------------------------------------------------------------
     Net loss per share              (0.33)          (0.35)         (0.51)          (0.94)              (1.00)
   ----------------------------------------------------------------------------------------------------------------

     Note: Golden Star did not pay any cash dividends during the fiscal years indicated above.


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------      ---------------------------------------------------------------
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

Liquidity was a concern during 2000 and continues to be so. While positive operating cash flow was generated by the Bogoso Mine during 2000, cash needs for corporate operations and to maintain various exploration projects combined to yield a $1.9 million net reduction in cash on hand during 2000. See Item 1. - Risk Factors - "We currently have limited liquidity and capital resources" and "Liquidity and Capital Resources" and the "Outlook" sections below for additional discussion of our liquidity situation. The Company's ability to continue as a going concern after 2001 is dependent on its ability to obtain funding for acquisitions and development projects during 2001. Mining will cease at the Company's only producing mine (the Bogoso Mine) by mid-2001. While low-grade stock pile material will allow the Bogoso mill to continue operating into early 2002, additional ore reserves will be required by the beginning of 2002 to avoid mill closure. The Company is currently involved in advanced negotiations to acquire a property contiguous with the Bogoso Mine in Ghana that contains reserves that, if acquired, would be expected to provide mill feed for several years into the future. Additional funding would be required for this acquisition and, while the Company is currently engaged in financing negotiations, there is no assurance such funding can be obtained. The current market for gold shares is weak and equity capital is difficult to obtain.

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

The cumulative effect of the differences in accounting under Cdn GAAP and US GAAP on the statement of net loss is as follows:


                                                                             For the Years Ended December 31,
                                                                            2000           1999          1998
                                                                       ----------      ---------     ---------
Net loss under Canadian GAAP                                           $  (14,881)     $ (24,366)    $ (22,248)
Net effect of the deferred exploration expenditures on loss
   for the period                                                          12,166         13,403         4,901
Effect of capitalized acquisition costs net of related
   depletion                                                              (11,302)        (1,233)            -
Other                                                                         992            315           814
                                                                       ----------      ---------     ---------
Loss under US GAAP before minority interest                               (13,025)       (11,881)      (16,533)
Minority interest, as adjusted                                                560            546         1,138
                                                                       ----------      ---------     ---------
Net loss under US GAAP                                                    (12,465)       (11,335)      (15,395)
Other comprehensive income foreign exchange (loss)/gain                       254             10           (26)
                                                                       ----------      ---------     ---------
Comprehensive income                                                   $  (12.211)     $ (11,325)    $ (15,421)
                                                                       ==========      =========     =========
Basic and diluted Net loss per share under US GAAP                     $    (0.33)     $   (0.35)    $   (0.51)
                                                                       ==========      =========     =========

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

Suriname

Activities in Suriname during 2000 focused on the Gross Rosebel gold project, held in a 50/50 joint venture with Cambior. Total Gross Rosebel spending in 2000 amounted to $0.5 million, only a portion of which was capitalized, offset by joint venture recoveries of $0.3 million, as compared to 1999 spending of $0.7 million, which was offset by joint venture recoveries of $0.4 million. The spending reduction is the result of putting all properties in Suriname, including the Gross Rosebel project, on care and maintenance pending improved gold prices, the resolution of various technical matters and Cambior's future development plans.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

                  Index to Consolidated Financial Statements
                of Golden Star Resources Ltd. and Subsidiaries

Management's Responsibility for Financial Information.....................................................................   F-2

Auditors' Report..........................................................................................................   F-3

Consolidated Balance Sheets as of December 31, 2000 and 1999..............................................................   F-4

Consolidated Statements of Operations for the years ended
   December 31, 2000, 1999 and 1998.......................................................................................   F-5

Consolidated Statement of Changes in Shareholders' Equity for the years ended
   December 31, 2000, 1999 and 1998.......................................................................................   F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998.......................................................................................   F-7

Notes to the Consolidated Financial Statements............................................................................   F-8-28

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

     /s/ Peter J. Bradford                           /s/ Allan J. Marter
---------------------------                       -------------------------
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

April 4, 2001

                          GOLDEN STAR RESOURCES LTD.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States Dollars except share amounts)
--------------------------------------------------------------------------------

ASSETS                                                                                                      As of December 31,
                                                                                                         2000              1999
                                                                                                      ----------        ----------
CURRENT ASSETS
         Cash and short-term investments                                                              $      991        $    2,905
         Accounts receivable                                                                                 976             1,976
         Inventories                                                                                      10,805             8,905
         Other assets                                                                                        188               171
                  Total Current Assets                                                                    12,960            13,957
                                                                                                      ----------        ----------

RESTRICTED CASH (Note 17)                                                                                  4,147             6,000
NOTES RECEIVABLE (Note 9)                                                                                  1,918             3,784
ACQUISITION, DEFERRED EXPLORATION
   AND DEVELOPMENT COSTS (Note 10)                                                                        24,492            37,922
INVESTMENT IN OMAI GOLD MINES LIMITED (Note 11)                                                              625             1,023
MINING PROPERTIES (Net of accumulated depreciation of $9,111 and $2,777, respectively)                     1,922            10,413
   (Note 9)
FIXED ASSETS (Net of accumulated depreciation of $3,508 and $ 2,587, respectively)                         2,937             1,175

OTHER ASSETS                                                                                                 468                78
                                                                                                      ----------        ----------
                              Total Assets                                                            $   49,469        $   74,352
                                                                                                      ==========        ==========

LIABILITIES

CURRENT LIABILITIES
         Accounts payable                                                                             $    2,565        $    1,151
         Accrued liabilities                                                                               1,727             3,263
         Accrued wages and payroll taxes                                                                     238               315
         Current portion of amount payable to financial institutions (Note 9)                              3,978             3,208
                                                                                                      ----------        ----------
                  Total Current Liabilities                                                                8,508             7,937

LONG-TERM DEBT (Note 11c)                                                                                  1,378             2,254
AMOUNT PAYABLE TO FINANCIAL INSTITUTIONS (Note 9)                                                            250             3,708
CONVERTIBLE DEBENTURES (Note 8)                                                                            3,179             3,184
ENVIRONMENTAL REHABILITATION LIABILITY (Note 17)                                                           5,651             6,721
OTHER LIABILITIES                                                                                             19                24
                                                                                                      ----------        ----------
                  Total Liabilities                                                                       18,985            23,828
                                                                                                      ----------        ----------

MINORITY INTEREST                                                                                          4,444            10,023

COMMITMENTS AND CONTINGENCIES (Note 17)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 12)
         First Preferred Shares, without par value, unlimited shares authorized. No shares issued.             -                 -
         Common shares, without par value, unlimited shares authorized. Shares issued and
         outstanding in 2000 of 37,588,988 and in 1999 of 36,943,731.                                    160,922           160,502
         Equity component of convertible debentures (Note 8)                                               1,045             1,045

DEFICIT                                                                                                 (135,927)         (121,046)
                                                                                                      ----------        ----------
                  Total Shareholders' Equity                                                              26,040            40,501
                                                                                                      ----------        ----------
                              Total Liabilities and Shareholders' Equity                              $   49,469        $   74,352
                                                                                                      ==========        ==========


       The accompanying notes are an integral part of these consolidated financial statements.



Approved by the Board:

By: /s/ Robert R. Stone - Director            By: /s/ David K. Fagin - Director
    ------------------------------                -----------------------------

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    (Stated in thousands of United States Dollars except per share amounts)
    -----------------------------------------------------------------------


                                                                                  For the Years Ended December 31,
                                                                                2000            1999            1998
                                                                                ----            ----            ----
REVENUE
        Gold sales                                                        $   30,405       $   10,581      $       -
        Interest and other                                                       766              673            635
                                                                          ----------       ----------      ---------
                                                                              31,171           11,254            635
                                                                          ----------       ----------      ---------
COSTS AND EXPENSES
        Mining operations                                                     21,693            5,966              -
        Depreciation and depletion                                             7,289            2,971            230
        Exploration expense                                                      946              468            443
        General and administrative                                             2,905            3,734          7,712
        Write-downs and abandonment of mineral properties                     16,706           23,933         16,600
        Gain on disposal of assets                                               (50)            (139)             -
        Interest expense                                                         805              203             36
        Foreign exchange loss (gain)                                            (254)            (508)            26
                                                                          ----------       ----------      ---------
                                                                              50,040           36,628         25,047
                                                                          ----------       ----------      ---------

LOSS BEFORE THE UNDERNOTED                                                   (18,869)         (25,374)       (24,412)

Omai preferred share redemption premium                                          479              379            950
                                                                          ----------       ----------      ---------
Loss before minority interest                                                (18,390)      $  (24,995)       (23,462)
Minority interest                                                              3,509              629          1,214
                                                                          ----------       ----------      ---------
NET LOSS                                                                  $  (14,881)      $  (24,366)     $ (22,248)
                                                                          ==========       ==========      =========

BASIC AND DILUTED NET LOSS PER SHARE                                      $    (0.40)      $    (0.76)     $   (0.74)
                                                                          ==========       ==========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING (in millions
of shares)                                                                      37.5             32.4           30.2
                                                                          ==========       ==========      =========


  The accompanying notes are an integral part of these consolidated financial statements.

                          GOLDEN STAR RESOURCES LTD.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' CHANGES IN
      (Stated in thousands of United States Dollars except share amounts)
      -------------------------------------------------------------------


                                                                                                           Equity
                                                  Common                                                  Component
                                                  Stock                                         Stock         of
                                                 Number of        Share                         Option    Convertible
                                                  Shares         Capital        Warrants        Loans     Debentures      Deficit
                                                  ------        --------        --------        -----     ----------      -------
          Balance at December 31, 1997          29,797,432      $ 158,001      $      -    $   (4,012)     $     -     $  (74,432)

          Shares Issued                            421,357            987             -             -            -              -
          Shares Issued Under Options               73,460            175             -             -            -              -
          Net Loss                                       -              -             -             -            -        (22,248)
                                                ----------      ---------      --------    ----------      -------     ----------

          Balance at December 31, 1998          30,292,249        159,163             -        (4,012)           -        (96,680)
          Shares Issued                          6,947,994          3,484             -             -            -              -
          Shares Canceled                         (679,012)        (3,312)            -             -            -              -
          Shares Issued Under Options               17,500             12             -             -            -              -
          Shares Issued Under Warrants             365,000            255             -             -            -              -
          Warrants
          Issue Costs                                    -           (441)            -             -            -              -
          Warrants Issued                                -              -         1,341             -            -              -
          Stock Option Loan                                                                                      -
            Repayment/Cancellation                       -              -             -         4,012                           -
          Equity Component of
            Convertible Debentures                       -              -             -                      1,045              -
          Net Loss                                       -              -             -             -            -        (24,366)
                                                ----------      ---------      --------    ----------      -------     ----------

          Balance at December 31, 1999          36,943,731        159,161         1,341             -        1,045       (121,046)

          Shares Issued Under Options               62,400             66             -             -            -              -
          Shares Issued Under Warrants             150,000            105             -             -            -              -
          Stock Bonus                               40,000             35             -             -            -              -
          Debenture Conversions                    392,857            214             -             -            -              -
          Net Loss                                       -              -             -             -            -        (14,881)
                                                ----------      ---------      --------    ----------      -------      ---------

          Balance at December 31, 2000          37,588,988      $ 159,581      $  1,341    $        -      $ 1,045     $ (135,927)
                                                ==========      =========      ========    ==========      =======      =========

       The accompanying notes are an integral part of these consolidated financial statements.

                          GOLDEN STAR RESOURCES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Stated in thousands of United States Dollars)
       --------------------------------------------------------------------

                                                                                 For the Years Ended December 31,
Operating Activities:                                                         2000              1999          1998
                                                                              ----              ----          ----
Net Loss                                                                 $  (14,881)      $   (24,366)   $   (22,248)

Reconciliation of net loss to net cash used in operating
activities:
Depreciation, depletion and amortization                                      7,289             2,971            230
Accretion of convertible debentures                                             209                74              -
Premium on Omai preferred share redemption                                     (479)             (379)          (950)
Non-cash compensation                                                            35                 -              -
Gain on disposal of assets                                                      (50)             (139)             -
Impairment and abandonment of mineral properties                             16,706            23,933         16,600
Accrued interest on notes receivable                                           (215)                -              -
Reclamation expenditures                                                     (1,070)                -              -
Minority interest                                                            (3,509)             (629)        (1,214)
Changes in assets and liabilities:
     Accounts receivable                                                      1,000               (12)         1,727
     Inventories                                                             (1,900)             (340)           175
     Accounts payable                                                          (199)           (1,335)        (2,025)
     Other assets                                                              (407)              125            (14)
                                                                         ----------       -----------    -----------
Total changes in non-cash operating working capital                          (1,506)           (1,562)          (137)
                                                                         ----------       -----------    -----------
       Net Cash Provided by/(Used in) Operating Activities                    2,529               (97)        (7,719)
                                                                         ----------       -----------    -----------

Investing Activities:
Expenditures on mineral properties, net of joint venture
   recoveries                                                                (3,224)           (3,597)        (7,443)
Expenditures on mining properties                                              (102)             (303)             -
Equipment purchases                                                          (2,804)             (920)           (50)
Omai preferred share redemption                                                 876               694          1,738
Proceeds from sale of equipment                                                  55               245             47
Environmental rehabilitation bonding                                          1,853            (6,000)             -
Payments for acquisition, net of cash acquired                                    -            (1,525)             -
Other                                                                            57                75             (8)
                                                                         ----------       -----------    -----------
        Net Cash Used in Investing Activities                                (3,289)          (11,331)        (5,716)
                                                                         ----------       -----------    -----------

Financing Activities:
Restricted cash                                                                   -                 -            250
Repayment of stock option loan                                                    -               637              -
Change in other liabilities                                                      14              (310)           (52)
Issuance of convertible debentures                                                -             4,155              -
Issuance of long-term liabilities                                                 -                 -          3,169
Repayment of long-term debt                                                  (2,286)             (694)          (220)
Issuance of short term debt                                                     947                 -              -
Issuance of share capital, net of issue costs                                   171             3,195            239
                                                                         ----------       -----------    -----------
        Net Cash Provided by/(Used in) Financing Activities                  (1,154)            6,983          3,386
                                                                         ----------       -----------    -----------

Decrease in cash and short-term investments                                  (1,914)           (4,445)       (10,049)
Cash and short-term investments, beginning of year                            2,905             7,350         17,399
                                                                         ----------       -----------    -----------
Cash and short-term investments, end of year                             $      991       $     2,905    $     7,350
                                                                         ==========       ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(All amounts in thousands of United States Dollars unless noted otherwise)

1.   Operations and Going Concern
---------------------------------

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

5.   Supplemental Cash Flow Information
---------------------------------------

The following is a summary of non-cash transactions:

                                                                             2000         1999          1998
                                                                             ----         ----          ----
Depreciation capitalized as acquisition, deferred exploration
   and development costs                                                   $  52       $     193      $   193
Note receivable from minority interest holder for
   acquisition costs (Note 9)                                                             (3,784)           -
Additional non-cash purchase price allocation (Note 9)                                    (8,258)           -
Increase in amount payable to financial institutions (Note 9)                              6,917            -
Issuance of warrants for credit facility (Note 9)                                          1,341            -
Cancellation of stock option loans (Note 12)                                              (3,312)           -
Cancellation of stock option loan related shares (Note 12)                                 3,312            -
Shares issued upon conversion of convertible debentures                      214
(Note 8)
Conversion of convertible debentures (Note 8)                               (214)

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

7.   Inventories
----------------
                                            December 31,       December 31,
                                              2000                 1999
                                             ------               ------
         Stockpiled ore                     $ 2,736            $   2,862
         In-process                           2,361                  836
         Materials and supplies               5,708                5,207
                                            -------            ---------
                                            $10,805            $   8,905

8.   Convertible Debentures
---------------------------

                                   Liability            Equity
                                   Component           Component
                                   ---------           ---------
Upon issuance, August 1999        $  3,110             $ 1,045
Accretion since issuance               283                   -
Conversions since issuance            (214)                  -
                                  --------             -------
December 31, 2000                 $  3,179             $ 1,045
                                  ========             =======


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

               Year              Obligation
               ----              ----------
               2001                  291
               2002                  291
               2003                  291
               2004                4,069
                                   -----
               Total               4,942
                                   =====

9.   Acquisition of BGL
-----------------------
On September 30, 1999 the Company and Anvil Mining NL, an Australian company ("Anvil"), acquired 70% and 20%, respectively, of the common shares of Bogoso Gold Limited, a Ghanaian company ("BGL"). The Government of Ghana retained its 10% equity interest in BGL. BGL is the owner of the Bogoso Mine, an operating gold mine in the Republic of Ghana.

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

                                                       (unaudited)              (unaudited)
                                                   For the Year Ended       For the Year Ended
                                                    December 31, 1999        December 31, 1998
                                                   ------------------      -------------------
Revenue                                               $   38,931                $   36,294
Net operating profit before abandonment
   and impairment of deferred                         $    2,909                $   (8,903)
   exploration
Abandonment and impairment of
   deferred exploration                                $ (23,933)               $  (16,600)
Net loss                                               $ (22,666)               $  (26,215)
Net loss per share                                     $   (0.62)               $    (0.71)

In December 2000 BGL, established a working capital line of credit of $1.0 million of which $0.9 was drawn at December 31, 2000. Repayment is scheduled during 2001.

Current portions of Bogoso-related amounts due to financial institutions includes the following items:

   Amounts payable to financial institutions            $  2,781
   Working capital line of credit at BGL                     947
   Amounts due other financial institutions                  250
                                                        --------
   Total                                                $  3,978

Long term amounts due financial institutions associated with the Bogoso acquisition total $0.25 million.

10.  Acquisition, Deferred Exploration and Development Costs
------------------------------------------------------------

                                    Acquisition,
                                    Deferred                                                                 Acquisition,
                                    Exploration                                    Joint        Property     Deferred
                                    and            Capitalized     Capitalized     Venture      Abandon-     Exploration and
                                    Development    Exploration     Acquisition     Recov-       ments and    Development
                                    Costs as at    Expenditures    Expenditures    eries in     Adjustments  Costs as of
                                    12/31/99       in 2000         in 2000         2000        in 2000       12/31/00 (5)
                                    ========================================================================================
                                                                     In Thousands of  Dollars
GUYANA (1)
   Eagle Mountain                  $    1,364        $      -      $     -     $       -        $  (1,364)     $       -
   Other                                  123               -            -             -             (123)             -
                                   -----------------------------------------------------------------------------------------
Sub-total                               1,487               -            -             -           (1,487)             -
                                   -----------------------------------------------------------------------------------------

SURINAME (1)
   Gross Rosebel                       15,860             216            -          (258)                         15,818
                                   -----------------------------------------------------------------------------------------
Sub-total                              15,860             216            -          (258)                         15,818
                                   -----------------------------------------------------------------------------------------

FRENCH GUIANA (2)
(Guyanor Ressources S.A.)
   Dorlin                               2,608             150            -           (75)          (2,683)             -
   Yaou                                 6,968             241            -           (91)          (7,118)             -
   Paul Isnard / Eau Blanche            5,376             451            -             -                -          5,827
   Paul Isnard Alluvials                1,987               -            -             -           (1,987)             -
   Dachine                              1,720             708            -          (678)          (1,750)             -
                                   -----------------------------------------------------------------------------------------
Sub-total                              18,659           1,550            -          (844)         (13,538)         5,827
                                   -----------------------------------------------------------------------------------------

AFRICA
(Pan African
   Resources Corporation (3))
   Ivory Coast / Tanda                  1,681               -            -             -           (1,681)             -
(Bogoso Gold Limited (4))
   Riyadh                                  75             164                          -                -            239
   Bogoso Sulfide                         160           2,448            -             -                -          2,608
                                   -----------------------------------------------------------------------------------------
Sub-total                               1,916           2,612            -             -           (1,681)         2,847
                                   -----------------------------------------------------------------------------------------
                                   -----------------------------------------------------------------------------------------
TOTAL                              $   37,922        $  4,378      $     -     $  (1,102)       $ (16,706)     $  24,492
                                   =========================================================================================

(1)  A division of the Company.
(2)  Approximately 73% owned by the Company.
(3)  A wholly-owned subsidiary of the Company.
(4)  A 70% owned subsidiary of the Company.
(5) Our holdings include ownership interests, royalty interests, leases, options and joint venture interests in varying percentages.

                                 Deferred                                                                      Deferred
                                 Exploration                                       Joint         Property      Exploration
                                 and             Capitalized      Capitalized      Venture       Abandon-      and
                                 Development     Exploration      Acquisition      Recov-        ments /       Development
                                 Costs as at     Expenditures     Expenditures     eries         Write-downs   Costs as of
                                 12/31/99        in 1999          in 1999          in 1999       in 1999       12/31/99 (5)
                                 ===========================================================================================
                                                                   In Thousand of Dollars
GUYANA (1)
   Eagle Mountain                  $ 1,364           $    -          $   -         $      -      $      -         $ 1,364
   Quartz Hill                       1,347                -              -                -        (1,347)              -
   Five Stars Gold                     819                9              -                -          (828)              -
   Other                                57              397              -                -          (310)              -
                                 -------------------------------------------------------------------------------------------
Sub-total                            3,587              385              -                -        (2,485)          1,487
                                 -------------------------------------------------------------------------------------------

SURINAME (1)
   Benzdorp/Lawa                     3,352                -              -                -        (3,352)              -
   Gross Rosebel                    14,543              742              -             (372)            -          14,913
   Headley's Right of
        Exploration                    313                1              -                -          (314)              -
   Thunder Mountain                    456                1              -                -          (457)              -
   Saramacca                         1,973                2              -               (6)       (1,969)              -
   Sara Kreek                          588                -              -                -          (588)              -
   Tempati Reconnaissance              347                1              -                -          (348)              -
   Tapanahony Reconnaissance           234                -              -                -          (234)              -
   Kleine Saramacca                    107                -              -                -          (107)              -
   Lawa Antino                       2,109               36              -                -        (2,145)              -
   Ulemari Reconnaissance              237                -              -                -          (237)              -
   Other                               283              227              -                -          (298)            212
                                 -------------------------------------------------------------------------------------------
Sub-total                           24,542            1,010              -             (378)      (10,049)         15,125
                                 -------------------------------------------------------------------------------------------

FRENCH GUIANA (2)
(Guyanor Ressources S.A.)
   Dorlin                            2,363              796              -              (551)           -           2,608
   St-Elie                           2,377              209              -                 -       (2,586)              -
   Yaou                              7,486              413              -              (266)           -           7,633
   Paul Isnard/Eau Blanche           4,650              796              -                 -            -           5,446
   PAyl Isnard lluvials              1,987                -              -                 -            -           1,987
   Dachine                           1,481              764              -              (525)           -           1,720
   Other                                 2               51              -               (51)           -               -
                                 -------------------------------------------------------------------------------------------
Sub-total                           20,344            3,029              -            (1,393)      (2,586)         19,394
                                 -------------------------------------------------------------------------------------------

AFRICA
(Pan African
   Resources Corporation (3))
   Ivory Coast/Tanda                 4,304              222              -                 -       (2,845)          1,681
   Kenya/Ndori                       2,565               52              -                 -       (2,617)              -

(Bogoso Gold Limited (4))
   Riyadh                                -                5             70                 -            -              75
   Bogoso Sulfide                        -              160              -                 -            -             160
                                 -------------------------------------------------------------------------------------------
Sub-total                            6,869              439             70                 -       (5,462)          1,916
                                 -------------------------------------------------------------------------------------------

LATIN AMERICA
   Brazil/Abacaxis                   2,498              400              -                 -       (2,898)              -
   Brazil/Other                        275               90              -                 -         (365)              -
                                 -------------------------------------------------------------------------------------------
Sub-total                            2,773              490              -                 -       (3,263)              -
                                 -------------------------------------------------------------------------------------------
OTHER                                   88                -              -                 -          (88)              -
                                 -------------------------------------------------------------------------------------------
TOTAL                              $58,203           $5,353          $  70          $(23,933)    $(23,933)        $37,922
                                 ===========================================================================================

(1)  A division of the Company.
(2)  Approximately 71% owned by the Company.
(3)  A wholly-owned subsidiary of the Company.
(4)  A 70% owned subsidiary of the Company.
(5) Our holdings include ownership interests, royalty interests, options and joint venture interests in varying percentages.

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

11. Investment in Omai Gold Mines Limited
-----------------------------------------

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

12. Share Capital
-----------------

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

Schedule of Stock Option Activity

                                                          Shares Under Option                    Price (Cdn$)
                                                          -------------------                    ------------
          Shares Under Option at
          December 31, 1997                                    3,957,348                       $3.40 to $24.40
             Granted                                             209,500                       $1.55 to $ 6.65
             Exercised                                           (73,460)                               $ 3.40
             Canceled                                           (596,658)                      $3.40 to $23.00
                                                              ----------
          Shares Under Option at
          December 31, 1998                                    3,496,730                       $1.55 to $24.40
                                                              ==========

             Granted                                           2,012,750                       $1.05 to $ 1.55
             Exercised                                           (17,500)                               $ 1.08
             Canceled                                         (1,761,766)                      $3.40 to $24.40
                                                              ----------
          Shares Under Option at
          December 31, 1999                                    3,730,214                       $1.05 to $ 3.40
                                                              ==========                       ===============

             Granted                                           1,695,050                       $1.21 to $ 1.62
             Exercised                                           (62,400)                      $1.05 to $ 1.80
             Canceled                                           (541,980)                      $1.05 to $ 1.80
                                                              ----------
          Shares Under Option at
          December 31, 2000                                    4,820,844                       $1.05 to $ 1.80
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

c) Warrants

On August 24, 1999 the Company completed a financing with total proceeds from the sale of equity units of $3.4 million, comprised of 6,923,000 common shares and warrants to purchase 3,461,500 common shares. The exercise price of these warrants was $0.70 and the expiration date was February 24, 2001. In December 2000, the Company obtained regulatory approval to reduce the exercise price for 2,299,500 of these warrants to $0.52 per share and to extend the life of these same warrants to the earlier of August 24, 2001 or the 30/th/ calendar day following the determination that the 10-day weighted average trading price is greater than $0.62 per share. The new price was in excess of the fair market value at the date of the re-pricing. In conjunction with the convertible debenture financing (also completed on August 24, 1999), which totaled $4,155,000, the Company also issued warrants ("four year warrants") to the holders of the debentures to purchase up to 831,000 common shares. The exercise prices for the four-year warrants are $1.50 if exercised prior to August 24, 2001 and $1.75 if exercised after August 24, 2001 but before August 24, 2003. The four-year warrants expire August 24, 2003.

Also on August 24, 1999 the Company issued warrants at an exercise price of $0.70 to purchase a total of 380,825 common shares of the Company, in connection with the equity financing completed on the same date. These warrants had an expiration date of August 24, 2000. In August 2000, the Company extended the life of these warrants to February 24, 2001. In December 2000, the Company obtained regulatory approval to reduce the exercise price for these warrants to $0.52 per share and to extend the life of these warrants to the earlier of August 24, 2001 or the 30/th/ calendar day following the determination that the 10-day weighted average trading price is greater than $0.62 per share. The new price was in excess of the fair market value at the date of the re-pricing.

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

On October 26 1999 the Company issued two warrants at an exercise price of $0.70 to brokerage firms to purchase a total of 380,825 common shares of the Company in connection with the completion of the August 24 equity financing and the closing of the BGL acquisition. These warrants had an expiration date of August 24, 2000. In August 2000, the Company extended the life of these warrants to February 24, 2001. In December 2000, the Company obtained regulatory approval to reduce the exercise price for these warrants to $0.52 per share and to extend the life of these warrants to the earlier of August 24, 2001 or the 30/th/ calendar day following the determination that the 10-day weighted average trading price is greater than $0.62 per share. The new price was in excess of the fair market value at the date of the re-pricing.

13. Income Taxes
----------------

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

Summarized below are the components of future taxes:

                                                             As of December 31,
                                                             ------------------
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
                                                         ========     ========

Any income tax benefits resulting from utilization of net operating loss carry forward existing at May 15, 1992, the date of the quasi-reorganization under US GAAP, would be excluded from results of operations and credited directly to share capital, resulting in lower earnings than would be reported absent the quasi-reorganization. The Company has unutilized capital allowances of approximately $19.5 million which will be available for deductions by BGL in future periods.

14. Operations by Geographic Area
---------------------------------

Information on the Company's continuing operations by geographic area for the years ended December 31, 2000, 1999 and 1998 is shown below. During the periods presented, the Company had one customer who accounted for 100% of sales. However, because the Company is principally selling a commodity, concentration of credit risk is not considered significant.

                                                                                            Net             Indentifiable
                                                                Revenues                Income(Loss)            Assets
                                                                --------                ------------            ------
2000

            South America                                        $    29                    $(14,009)          $21,960
            Africa                                                30,916                          18            24,625
            Corporate                                                226                        (890)            2,884
-------------------------------------------------------------------------------------------------------------------------
Total                                                             31,171                     (14,881)           49,469
=========================================================================================================================

1999

            South America                                        $   345                    $(19,176)          $36,800
            Africa                                                10,611                      (1,508)           26,364
            Corporate                                                298                      (3,682)           11,188
-------------------------------------------------------------------------------------------------------------------------
Total                                                            $11,254                    $(24,366)          $74,352
=========================================================================================================================

1998

            South America                                        $     8                    $(18,448)          $52,711
            Africa                                                     -                          (6)            6,865
            Corporate                                                627                      (3,794)            9,021
-------------------------------------------------------------------------------------------------------------------------
Total                                                            $   635                    $(22,248)          $68,597
=========================================================================================================================

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

Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                                  For the Years Ended December 31,
                                                                           2000                1999               1998
                                                                        ---------           ---------          ---------
Net loss under Canadian GAAP                                            $ (14,881)          $ (24,366)         $ (22,248)
Net effect of the deferred exploration expenditures on loss
   for the period (a)                                                      12,166              13,403              4,901
Effect of capitalized acquisition costs (a)                               (11,302)             (1,233)                 -
Other (b) (d) (g) (h)                                                         992                 315                814
                                                                        ---------           ---------          ---------
Loss under US GAAP before minority interest                               (13,025)            (11,881)           (16,533)
Minority interest, as adjusted (a) (h)                                        560                 546              1,138
                                                                        ---------           ---------          ---------
Net loss under US GAAP                                                    (12,465)            (11,335)           (15,395)
Other comprehensive income foreign exchange gain (loss) (g)                   254                  10                (26)
                                                                        ---------           ---------          ---------
Comprehensive income                                                    $ (12,211)          $ (11,325)         $ (15,421)
                                                                        ---------           ---------          ---------
Basic and diluted net loss per share under US GAAP                      $   (0.33)          $   (0.35)         $   (0.51)
                                                                        =========           =========          =========

Under US GAAP the Omai preferred share redemption premium would be included with costs and expenses before the caption "Loss Before the Undernoted" on the consolidated statements of operations. Weighted average common shares outstanding are substantially the same under US GAAP as under Cdn GAAP for the periods presented.

The effect of the differences in accounting under Canadian GAAP and US GAAP on the balance sheets and statements of cash flows are as follows:

Balance Sheet

                                                   December 31, 2000                December 31, 1999
                                                   -----------------                -----------------
                                               US GAAP          Cdn GAA          US GAAP         Cdn GAAP
                                               -------          -------          -------         --------
Cash                                         $       991      $       991      $     2,905      $     2,905
Other current assets                              11,969           11,969           11,052           11,052
Restricted cash                                    4,147            4,147            6,000            6,000
Acquisition, deferred
  exploration and
  development (a)                                      -           24,492           11,302           37,922
Investment in OGML (b)                                 -              625                -            1,023
Mining property (h)                                1,371            1,922            9,180           10,413
Long-term investments                                  -                -                -                -
Other assets                                       5,542            5,323            5,196            5,037
                                             -----------      -----------      -----------      -----------

Total Assets                                 $    24,020      $    49,469      $    45,635      $    74,352
                                             ===========      ===========      ===========      ===========

Liabilities (d)                              $    19,681      $    18,985      $    24,799      $    23,828
Minority interest                                  4,817            4,444            9,690           10,023
Share capital, net of stock
   option loans (f)                              158,519          161,967          157,932          161,547
Cumulative translation
   adjustments                                     1,595                -            1,595                -
Accumulated comprehensive
   income (g)                                       (329)               -             (583)               -
Deficit                                         (160,263)        (135,927)        (147,798)        (121,046)
                                             -----------      -----------      -----------      -----------
Total Liabilities and
   Shareholders' Equity                      $    24,020      $    49,469      $    45,635      $    74,352
                                             ===========      ===========      ===========      ===========

(For items (a) to (h), see pages 81 and 82)

Under US GAAP, receivables would be separately disclosed as follows:

                                                     2000            1999
                                                     ----            ----
        Receivables from employees                 $      35      $     119
        Receivables from joint venture partners          (11)           334
        Interest receivable                                0             16
        Trade receivables                                952          1,507
        Allowance for doubtful accounts                    -              -
                                                   ---------      ---------
          Total Receivables                        $     976      $   1,976
                                                   =========      =========

Statement of Changes in Shareholders' Equity Under US GAAP

                                                                                            Equity
                             Common                                                        Component                    Accum.
                              Stock                   Stock                 Cumulative        of                        Compre
                            Number of     Share      Option                 Translation   Convertible                  -hensive
                             Shares      Capital      Loans     Warrants    Adjustment     Debentures    Deficit        Income
                             ------      -------      -----     --------    ----------     ----------    -------        ------
December 31, 1997
US GAAP                    29,797,432   $155,210   $  (4,012)  $       -     $   1,595     $       -   $  (121,068)    $   (567)
Canadian GAAP              29,797,432    158,001      (4,012)          -             -             -       (74,432)           -

December 31, 1998
US GAAP                    30,292,249    156,372      (4,012)          -         1,595             -      (136,463)        (593)
Canadian GAAP              30,292,249    159,163      (4,012)          -             -             -       (96,680)           -

December 31, 1999
US GAAP                    36,943,731    156,422           -       1,510         1,595             -      (147,798)        (583)
Canadian GAAP              36,943,731    159,161           -       1,341             -        1,.045       (121046)           -

December 31, 2000
US GAAP                    37,588,988    156,903           -       1,613         1,595             -      (160,263)        (329)
Canadian GAAP              37,588,988    159,581           -       1,341             -         1,045      (135,927)           -

(For items (a) to (h), see pages 81 and 82)

Statements of Cash  Flows Under US GAAP  [

Net Cash Provided By (Used In):               Operating Activities       Investing Activities       Financing Activities
                                              --------------------       --------------------       --------------------
For the Years Ended,                          Cdn GAAP      US GAAP      Cdn GAAP      US GAAP      Cdn GAAP     US GAAP
--------------------                          --------      -------      --------      -------      --------     -------
   December 31, 2000                        $    2,529   $       206   $    (3,289)  $     (966)  $   (1,154)  $   (1,154)
   December 31, 1999                        $      (97)  $    (3,144)  $   (11,331)  $   (4,079)  $    6,983   $    6,983
   December 31, 1998                        $   (7,719)  $   (14,792)  $    (5,716)  $    2,743   $    3,386   $    2,327

(For items (a) to (h), see pages 81 and 82)

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

                                                                 2000          1999          1998
                                                                 ----          ----          ----
Net loss under US GAAP                  As reported          $   (12,465)  $   (11,335)  $   (15,395)
                                        Pro forma            $   (13,152)  $   (12,584)  $   (19,831)
Net loss per share under US GAAP        As reported          $     (0.33)  $     (0.35)  $     (0.51)
                                        Pro forma            $     (0.35)  $     (0.39)  $     (0.66)

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

The fair value of each option grant is estimated on the date of grant for all plans using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                                 2000
                                  -----------------------------------
                                   GSR Plan              Guyanor Plan
                                  -----------------------------------
Expected volatility                   87.8%                  94.7%
Risk-free interest rate           6.10% - 6.79%          6.33% - 6.37%
Expected lives                       5 years                5 years
Dividend yield                         0%                     0%

                                                 1999
                                  -----------------------------------
                                    GSR Plan             Guyanor Plan
                                  -----------------------------------
Expected volatility                   82.2%                  90.3%
Risk-free interest rate           4.65% - 6.08%              5.15%
Expected lives                       5 years                5 years
Dividend yield                         0%                     0%

                                                 1998
                                  -----------------------------------
                                    GSR Plan             Guyanor Plan
                                  -----------------------------------
Expected volatility                   105.9%                 N/A
Risk-free interest rate           4.37% to 5.70%             N/A
Expected lives                        5 years                N/A
Dividend yield                          0%                   N/A

The following tables summarize information about stock options under summarize about the GSR Plan:

                                               2000                            1999                          1998
-----------------------------------------------------------------------------------------------------------------------------
                                               Weighted-Average                   Weighted-                  Weighted-Average
                                      Shares    Exercise Price    Shares       Average Exercise      Shares   Exercise Price
GSR Plan                              (000)         (Cdn$)        (000)             Price             (000)       (Cdn$)
                                                                                    (Cdn$)
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year      3,730         $1.56          3,497         $  10.40             3,957      $10.79
Granted                               1,695         $1.39          2,013         $   1.42               210      $ 2.47
Exercised                               (62)        $1.55            (18)        $   1.08               (73)     $ 3.40
Forfeited                              (542)        $1.73         (1,762)        $   7.55              (597)     $15.27
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year            4,821         $1.56          3,730         $   1.86             3,497      $10.40
Options exercisable at year-end       3,520                        3,127                              3,318
Weighted-average fair value of
 options granted during the year                     1.23                        $   1.86                        $ 1.90

                                            Options Outstanding                                     Options Exercisable
-----------------------------------------------------------------------------------------------------------------------------
                            Number                                                               Number
    GSR Plan            Outstanding at        Weighted-Average       Weighted-Average        Exercisable at    Weighted-Average
Range of Exercise       Dec. 31, 2000             Remaining           Exercise Price         Dec. 31,  2000     Exercise Price
  Prices (Cdn$)             (000)             Contractual Life            (Cdn$)                  (000)             (Cdn$)
-----------------------------------------------------------------------------------------------------------------------------
 $1.00 to $1.15               133                    8.38                 $1.09                    107              $1.08
 $1.16 to $1.64             2,419                    9.08                 $1.38                  1,145              $1.37
 $1.65 to $1.80             2,269                    5.48                 $1.79                  2,268              $1.79
 --------------             -----                    ----                 -----                  ------             -----
                            4,821                                         $1.56                  3,520              $1.63

The following tables summarize information about stock options for the Guyanor plan:

                                               2000                            1999                          1998
-----------------------------------------------------------------------------------------------------------------------------
                                               Weighted-Average                    Weighted-                 Weighted-Average
                                      Shares    Exercise Price    Shares       Average Exercise      Shares   Exercise Price
Guyanor Plan                          (000)          (Cdn$)        (000)             Price            (000)       (Cdn$)
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       3,216          $3.40        3,035             $3.56            3,143      $ 3.60
Granted                                   70          $0.78          181             $0.72                -           -
Exercised                                  -              -            -                 -              (11)     $ 1.64
Forfeited                             (1,736)          3.87            -                 -              (97)     $ 5.07
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year             1,550          $2.75        3,216             $3.40            3,035      $ 3.56
Options exercisable at year-end        1,539                       3,095                              3,035
Weighted-average fair value of                                                                                      N/A
 options granted during the year                      $0.70                          $0.72

                                        Options Outstanding                                   Options Exercisable
-----------------------------------------------------------------------------------------------------------------------------
                              Number                                                      Number
     Guyanor Plan         Outstanding at     Weighted-Average       Weighted-Average  Exercisable at     Weighted-Average
   Range of Exercise       Dec. 31, 2000         Remaining           Exercise Price    Dec. 31, 2000      Exercise Price
     Prices (Cdn$)             (000)         Contractual Life            (Cdn$)            (000)              (Cdn$)
-----------------------------------------------------------------------------------------------------------------------------
     $0.72 to $1.64              348              7.83                    $1.18               333            $1.20
     $2.10 to $3.30            1,073              4.46                    $2.48             1,073            $2.48
         $9.20                   129              5.95                    $9.20               129            $9.20
-----------------------------------------------------------------------------------------------------------------------------
                               1,550                                                        1,535

The following tables summarize information about stock options for the PARC plan:

                                             2000                           1999                            1998
-----------------------------------------------------------------------------------------------------------------------------
                                             Weighted-Average               Weighted-Average                Weighted-Average
                              Shares          Exercise Price     Shares      Exercise Price       Shares     Exercise Price
-----------------------------------------------------------------------------------------------------------------------------

PARC Plan                                        (000)        (Cdn$)        (000)        (Cdn$)        (000)          (Cdn$)
------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                  N/A           N/A           N/A          N/A          2,338        $   0.90
Granted                                           N/A           N/A           N/A          N/A              -               -
Exercised                                         N/A           N/A           N/A          N/A              -
Forfeited                                         N/A           N/A           N/A          N/A         (2,338)       $   0.90
------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                        N/A           N/A           N/A          N/A              -               -
Options exercisable at year-end                   N/A           N/A           N/A          N/A              -
Weighted-average fair value of
   options granted during the year                N/A           N/A           N/A          N/A                            N/A

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

                                                              Operating           Net          Identifiable
                                                              Revenues            Loss             Assets
                                                              --------            ----             ------
2000
         South America                                         $    29         $(12,092)          $   301
         Africa                                                 30,916              (95)           20,809
         Corporate                                                 226             (278)            2,910
-----------------------------------------------------------------------------------------------------------
Total                                                          $31,171         $(12,465)          $24,020
===========================================================================================================
1999
         South America                                         $   345         $ (9,381)          $12,038
         Africa                                                 10,611            2,547            23,246
         Corporate                                                 298           (4,501)           10,351
-----------------------------------------------------------------------------------------------------------
Total                                                          $11,254         $(11,335)          $45,635
===========================================================================================================
1998
         South America                                         $     8         $ (8,626)          $18,520
         Africa                                                      -           (3,002)            1,034
         Corporate                                                 627           (3,767)            7,686
-----------------------------------------------------------------------------------------------------------
Total                                                          $   635         $(15,395)          $27,240
===========================================================================================================

16. Related Parties
-------------------

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

18.  Quarterly Financial Data - Unaudited
-----------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                        2000
                                               ------------------------------------------------------------
                                                First          Second           Third             Fourth
                                               Quarter         Quarter         Quarter            Quarter
                                               -------         -------         -------            -------
-----------------------------------------------------------------------------------------------------------
Net Sales                                       8,991           9,110            7,742              5,328
-----------------------------------------------------------------------------------------------------------
Gross Profit/(Loss)                               949             319           (1,190)           (15,541)
-----------------------------------------------------------------------------------------------------------
Net Income                                        (70)           (156)          (1,689)           (12,966)
-----------------------------------------------------------------------------------------------------------
Earning/(Loss) Per Common Share                $ 0.00          $ 0.00           ($0.04)            ($0.36)
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                        1999
                                               ------------------------------------------------------------
                                                First          Second           Third             Fourth
                                               Quarter         Quarter         Quarter            Quarter
                                               -------         -------         -------            -------
-----------------------------------------------------------------------------------------------------------
Net Sales                                         166              56               65            10,294
-----------------------------------------------------------------------------------------------------------
Gross Profit/(Loss)                                65          (3,240)         (20,527)            1,618
-----------------------------------------------------------------------------------------------------------
Net    Income                                    (273)         (3,993)         (20,390)              290
-----------------------------------------------------------------------------------------------------------
Earning/(Loss) Per Common Share                ($0.01)         ($0.13)          ($0.65)            $0.03
-----------------------------------------------------------------------------------------------------------

Year 2000

Third quarter results included a $1.7 million impairment adjustment for the Dachine diamond property in French Guiana. Fourth quarter results included $15.0 million of impairment related write-offs of several deferred exploration projects in French Guiana, Guyana and Africa.

Year 1999

Deferred exploration costs of $3.3 million were written off in the second quarter of 1999, all related to projects in Brazil. During the third quarter of 1999 an additional $20.4 million of deferred exploration costs were written off related to projects in Guyana, French Guiana, Kenya and the Ivory Coast.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

                          Directors of the Registrant
                          ---------------------------
                            (as of April 12, 2001)

The directors of the Company, their ages and their business experience and principal occupation during the past five years are:

         Name          Age          Office and Experience                                               Director
         ----          ---          ---------------------                                               --------
                                                                                                         since
                                                                                                         -----
JAMES E. ASKEW          52     Mr. Askew has been Managing Director and Chief Executive                   1999
                               Officer of Black Range Minerals NL since November 1999. He also serves as a director of Ausdrill Limited, and Semafo Ltd.
                               Prior thereto, Mr. Askew was President and Chief Executive
                               Officer of the Company from March 1999 to October 1999 and
                               President and Chief Executive Officer of Rayrock Resources
                               Inc. from September 1998 to March 1999. Mr. Askew has also been President and Chairman of International Mining and
                               Finance Company since 1997. From 1986 to 1996, Mr. Askew was
                               President and Chief Executive Officer of Golden Shamrock Mines
                               Ltd.
PETER J. BRADFORD       42     Mr. Bradford has been President and Chief Executive Officer of the         2000
                               Company since November 1999. Mr. Bradford has also been a
                               director of Anvil Mining N.L. since 1998. Prior thereto, Mr.
                               Bradford was Managing Director of Anvil Mining from May 1998 to October 1999, Managing Director of Strategic Planning & New
                               Business of Ashanti Goldfields Company Ltd. from October 1996 to April 1998, and General Manager West Africa of Golden
                               Shamrock Mines Ltd. from 1991 to 1996.
DAVID K. FAGIN          62     Mr. Fagin currently serves as a director on the boards of                  1992
                               Western Exploration and Development Ltd., Dayton Mining
                               Company, Canyon Resources Corporation, and of various public mutual funds of T. Rowe Price Associates, Inc. Mr. Fagin was
                               Chairman and Chief Executive Officer of Western Exploration
                               from July 1997 to January 2000. Prior thereto, Mr. Fagin was
                               Chairman and Chief Executive Officer of the Company from May
                               1992 until May 1996 and Chairman of the Board from May 1996 until December 31, 1997.
ERNEST C. MERCIER       68     Mr. Mercier is a businessman and professional director. He                 1995
                               currently serves as Chairman of the Board of Oxford Properties
                               Group Inc. and as a director of Cascade Corporation, Camvec
                               Ltd., and Madison Oil Co Ltd.
IAN MACGREGOR           66     Mr. MacGregor has been counsel with Fasken Martineau DuMoulin              1999
                               LLP (Barristers and Solicitors)since February 2000. Prior thereto,
                               Mr. MacGregor was a partner of Fasken Martineau DuMoulin LLP and a predecessor firm.
ROBERT R. STONE         58     Mr. Stone has been non-executive Chairman of the Company since             1997
                               June 1999. He also serves as a director of Boliden
                               Limited, Manhattan Minerals Corp. (Chairman), Chell Group
                               Corporation, and Mainsborne Communications International Inc.
                               (Chairman). Prior thereto, Mr. Stone was employed from 1973 until 1997 by Cominco Ltd., most recently as Vice-President,
                               Finance, Chief Financial Officer and Director. Mr. Stone
                               retired from Cominco Ltd. in 1997.

                     Executive Officers of the Registrant
                     ------------------------------------
                            (as of April 12, 2001)

The executive officers of the Company, their ages and their business experience and principal occupation during the past five years are:

           Name                 Age                    Office and Experience                                      Officer
           ----                 ---                    ---------------------                                      -------
                                                                                                                   Since
                                                                                                                   -----
CARLOS H. BERTONI                49     President of Guyanor Ressources S.A. since December 1998; Vice             1993
                                        President of the Company since 1993.

PETER J. BRADFORD                42     President and Chief Executive Officer of the Company                       1999
                                        since November 1999. Mr. Bradford has also been
                                        a director of Anvil Mining N.L. since 1998; prior
                                        thereto, Managing Director of Anvil Mining from May
                                        1998 to October 1999; Managing Director of Strategic
                                        Planning & New Business of Ashanti Goldfields Company
                                        Ltd. from October 1996 to April 1998; General Manager
                                        West Africa of Golden Shamrock Mines Ltd. from 1991
                                        to 1996.

RICHARD Q. GRAY                  42     Vice President, Ghana of the Company since January                         2000
                                        2000 and Managing Director of Bogoso Gold
                                        Limited since November 1999; from March 1998 to
                                        October 1999, General Manager of Bogoso Gold Mine;
                                        from April 1996 to February 1998, Operations Director
                                        of Gencor International Gold; prior thereto, held
                                        various positions from 1983 to 1996 for Gencor Ltd.
                                        including Manager of Mining at Oryx Gold Mine.

ALLAN J. MARTER                  53     Vice President and Chief Financial Officer of the                          1999
                                        Company since November 1999; from 1996 to 1999,
                                        principal of Waiata Resources, Littleton (Mining
                                        financial advisory services); from 1992 to 1996,
                                        Director of Endeavour Financial Inc., Denver (Mining
                                        financial advisory services.)

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

     ITEM 11.     EXECUTIVE COMPENSATION
     --------     ----------------------

     The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by the Chief Executive Officer of the Company and by the five most highly compensated officers during the fiscal year ended December 31, 2000 (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------
                                       Annual Compensation                    Long-Term Compensation
                                                                                       (1)
                            --------------------------------------------------------------------------------------------------
                                                                                      Awards
                                                                            ==================================================
                                                                               Number of
                                                                              Securities     Number of
                                                                              Underlying    Securities
                                                              Other             Options     Underlying
                                                              Annual            Granted       Options
Name and                                              Bonus   Compen-            By the     Granted by         All Other
Principal                               Salary        (US$)   sation            Company       Guyanor        Compensation
Position                  Year         (US$) (2)       (3)    (US$)             (#) (5)         (#)             (US$)
------------------------------------------------------------------------------------------------------------------------------
Peter Bradford            2000         175,000          0      (4)                    0             0         1,717 (8)
President and             1999         119,167 (6)      0      (4)              600,000             0             0
Chief Executive
Officer
------------------------------------------------------------------------------------------------------------------------------
Allan Marter              2000         133,750          0      (4)               75,000             0         1,120 (9)
Vice President            1999          17,784          0      (4)              150,000             0             0
and Chief
Financial Officer
------------------------------------------------------------------------------------------------------------------------------
Louis Peloquin            2000         150,000     50,000     (4)                81,000             0         5,438 (10)
Vice-President,           1999         151,669     25,000     (4)               144,000 (7)    10,000         5,704
General Counsel           1998         160,000          0     (4)                     0             0         6,421
and Secretary

------------------------------------------------------------------------------------------------------------------------------
Richard Gray              2000         150,000      7,548     (4)               150,000             0         1,700(8)
Vice President            1999          37,500      2,155     (4)                     0             0           425
Ghana
------------------------------------------------------------------------------------------------------------------------------
Carlos Bertoni            2000         120,000          0     (4)                     0             0         3,600 (11)
Vice President,           1999         125,000          0     (4)               140,000 (7)    10,000         4,625
Exploration               1998         190,000          0     (4)                     0             0         5,220
------------------------------------------------------------------------------------------------------------------------------

     (1) There were no long-term incentive plan pay-outs during the periods indicated.
     (2)  The dollar value of base salary (cash and non-cash) earned.
     (3)  The dollar value of bonuses (cash and non-cash) earned.
     (4) Other annual compensation, including perquisites and other personal benefits, securities or property, did not exceed 10% of the total of the annual salary and bonus, if applicable.
     (5) Upon exercise of the options granted prior to March 14, 1995, the holder will receive one-fifth of one Class B share of Guyanor for each one Common Share acquired.
     (6) This amount includes the sums paid to Mr. Bradford for services rendered in connection with the acquisition of Bogoso Gold Limited between May 1999 and October 1999.
     (7)  Includes repriced options.
     (8) This amount represents premiums paid for life insurance for the benefit of this executive.
     (9) This amount includes $338 for contribution to this executive's 401(k) Plan and $782 for premiums paid for life insurance for the benefit of this executive.
     (10) This amount includes $4,200 for contribution to this executive's 401(k) Plan and $1,238 for premiums paid for life insurance for the benefit of this executive.
     (11) This amount includes $3,600 for contribution to this executive's 401(k) Plan.

Stock Option Grants

The following table sets forth the options granted to the Named Executive Officers during the last fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR
                      (all $ amounts in Canadian dollars)

---------------------------------------------------------------------------------------------------------------
                                                                                          Potential Realizable
                                                                                         Value at Assumed Annual
                                                                                          Rates of Stock Price
                          Individual Grants                                                  Appreciation for
                                                                                               Option Term
---------------------------------------------------------------------------------------------------------------
                      Number of
                      Securities         % of Total
                     Underlying            Options       Exercise or
                       Options           Granted to      Base Price    Expiration
     Name            Granted (#)        Employees in       ($/Sh)         Date           5% ($)         10% ($)
                                         Fiscal Year
---------------------------------------------------------------------------------------------------------------
Peter Bradford              0                 0             N/A           N/A            N/A            N/A

---------------------------------------------------------------------------------------------------------------

Allan Marter           75,000               4.5%           1.45         2/1/10          68,392        173,319

---------------------------------------------------------------------------------------------------------------

Louis Peloquin         81,000               4.8%           1.45         2/1/10          73,863        187,851

---------------------------------------------------------------------------------------------------------------

Carlos Bertoni              0                 0             N/A           N/A            N/A            N/A

---------------------------------------------------------------------------------------------------------------

Richard Gray          150,000               8.9%           1.45         2/1/10         136,784        346,640

---------------------------------------------------------------------------------------------------------------

Stock Option Exercises and Year-End Option Values

The following table sets forth information concerning the fiscal year-end value of unexercised options held by the Named Executive Officers. There were no exercises of stock options to purchase Common Shares or Class B shares of Guyanor Ressources S.A. ("Guyanor") during the fiscal year ended December 31, 2000 by the Named Executive Officers.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

------------------------------------------------------------------------------------------------------------------------------
                          Common
                          Shares                                                                   Value of Unexercised In-
                          Acquired                                     Number of Securities          the-money Options at
                        on Exercise      Value Realized               Underlying Unexercised        Fiscal  Year End (Cdn$)
       Name                 (#)             (Cdn$)                  Options at Fiscal Year End               (2)
                                                                   ===========================================================
                                                                   Exercisable          Un-        Exercisable      Un-
                                                                                   exercisable                   exercisable
------------------------------------------------------------------------------------------------------------------------------
Peter Bradford
      Company                0               N/A                      400,000           200,000        0             0
      Guyanor                0               N/A                            0                 0        0             0
------------------------------------------------------------------------------------------------------------------------------
Allan Marter
      Company                0               N/A                      125,000           100,000        0             0
      Guyanor                0               N/A                            0                 0        0             0
------------------------------------------------------------------------------------------------------------------------------
Louis Peloquin
      Company                0               N/A                  171,000 (1)            54,000        0             0
      Guyanor                0               N/A                      120,000                 0        0             0
------------------------------------------------------------------------------------------------------------------------------
Carlos Bertoni
      Company                0               N/A                  140,000 (1)                 0        0             0
      Guyanor                0               N/A                      428,000                 0        0             0
------------------------------------------------------------------------------------------------------------------------------
Richard Gray
      Company                0               N/A                       50,000          100,0000        0             0
      Guyanor                0               N/A                            0                 0        0             0
------------------------------------------------------------------------------------------------------------------------------

(1) Upon exercise of options granted prior to March 14, 1995, the holder will, in addition, be entitled to receive one-fifth of one Class B share of Guyanor for each Common Share acquired.

(2) For all unexercised options held as of December 31, 2000, the aggregate dollar value of the excess of the market value of the shares underlying those options over the exercise price of those unexercised options. On December 29, 2000, the closing price of the Common Shares was Cdn$0.66 on the TSE and the closing price of the Guyanor Class B shares was Cdn$0.21 on the TSE. On April 2, 2001, the closing price of the Common Shares was Cdn$0.49 on the TSE and the closing sale price of the Guyanor Class B shares was Cdn$0.23 on the TSE.

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

                          TEN-YEAR OPTION REPRICINGS

-------------------------------------------------------------------------------------------------------------------------
                                Number of                                                       New          Length of
                                Securities     Market Price      Exercise                     Number of      Original
                                Underlyin      of Stock at       Price at          New       Securities     Option Term
                                g Options        Time of          Time of        Exercise    Underlyin       Remaining
                                Repriced       Repricing or      Repricing or     Price       g Options      at Date of
     Name             Date         or           Amendment        Amendment        (Cdn$)         (#)        Repricing or
                                Amended           (Cdn$)           (Cdn $)                                   Amendment
                                  (#)
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
-------------------------------------------------------------------------------------------------------------------------

Employment, Change of Control Agreements, and Other Arrangements

All the Named Executive Officers currently employed by the Company have agreements with the Company in respect of their employment with the Company. The base salary amounts payable under these employment agreements are reviewed annually by the Compensation Committee.

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

In the case of Mr. Marter, his employment can be terminated by the Company upon a three-month written notice or, at the Company's option, by paying in cash to Mr. Marter a lump sum equivalent to three months of salary. The employment of Mr. Marter can also be terminated as a result of a change in control (as defined above) by paying in a lump sum the equivalent of three months of salary plus one additional month of salary for each additional full year worked for the Company up to a maximum of 12 months.

Mr. Gray is employed by the Company's subsidiary, Bogoso Gold Limited ("BGL"). BGL can terminate its employment agreement with Mr. Gray by giving him a 3-month notice in writing.

In January 2001, in reaction to the continuing weak gold prices and the need to reduce costs, the Company notified Mr. Bertoni that his employment relationship with the Company terminates at the end of 2001.

In March 2001, also in response to the continuing weak gold prices and the need to reduce costs and conserve cash, the Company and Mr. Peloquin reached a separation agreement pursuant to which the Company agreed, amongst other things, to pay Mr. Peloquin, in one lump sum, the equivalent of six months of salary and other benefits. Mr. Peloquin has the option to continue to work for the Company until the sums due to him under the separation agreement are paid in full.

Compensation of Directors

During the year ended December 31, 2000, the Company paid a total of $111,250 to its non-employee directors in respect of Board and committee participation.

The Company pays an annual fee of:

     .    $24,000 to its non-executive Chairman;
     .    $12,000 to the Chairman of the Audit Committee;
     . $8,000 to the Chairman of the Compensation and Corporate Governance Committee; and
     .    $6000 to the directors.

The Company also pays the following fees for attending a meeting in person or by telephone:

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

In addition, the Company automatically grant its non-employee director a stock option to purchase 10,000 Common Shares, as of the date such non-employee director is re-elected at an annual general meeting of the Company, provided that in respect of the first additional option to be granted, at least 8 months shall have elapsed since the initial automatic option grant of 40,000 common shares. The Board may, at its discretion, grant additional options to non-employee directors from time to time. All options granted to the non-employee directors vest immediately and have a ten-year term.

During the financial year ended December 31, 2000, the Company granted to its non-employee directors options to purchase a total of 175,000 Common Shares, of which 40,000 were granted at an exercise price of Cdn.$1.62 and 135,000 at an exercise price of Cdn.$1.23.

Because the non-employee directors of the Company are not employed by Guyanor, they are not eligible to participate in Guyanor's Stock Option Plan. Therefore, the Company has occasionally granted, as additional compensation to its non-employee directors, options to purchase Class B shares of Guyanor from the Class B shares that the Company owns. The term of each option is ten years and the options vested immediately. During the fiscal year ended December 31, 2000, the Company did not grant options to purchase Guyanor shares to its non-employee directors.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  ----------------------------------------------------------------

The following table shows the number of Common Shares beneficially owned by each person known to the Company or its directors or senior officers to be the beneficial owner of more than 5% of its outstanding Common Shares, by each director of the Company, by each executive officer named in the table titled "Summary Compensation Table" which appears in Item 11 of this Form 10-K, and by all directors and executive officers of the Company as a group at April 2, 2001. It also shows the number of shares that those beneficial owner, directors and executives have a right to acquire on or before June 2, 2001. Unless otherwise noted, each shareholder has sole investment and voting power over the Common Shares owned.

-----------------------------------------------------------------------------------------------------------------
                                         Number of                                 Total
                                           Common                               Beneficially
                                           Shares                                Owned and         Percent of
Name of Beneficial Owner and            Beneficially    Right to Acquire      Right to Acquire       Common
Address if required                        Owned          Common Shares        Common Shares         Shares
-----------------------------------------------------------------------------------------------------------------
Snyder Capital Management Inc.          7,076,000 (1)         797,500            7,873,500              21%
350 California Street, Suite 1460
San Francisco, CA 94104
-----------------------------------------------------------------------------------------------------------------
David M. Knott                                0             3,487,714            3,487,714 (1)         8.5%
485 Underhill Boulevard
Suite 205
Syosset, New York 11791
-----------------------------------------------------------------------------------------------------------------
David Fagin                               553,187             404,400              957,587             2.5%
-----------------------------------------------------------------------------------------------------------------
James Askew                               205,000             350,000              555,000                *
-----------------------------------------------------------------------------------------------------------------
Peter Bradford                             10,000             400,000              410,000                *
-----------------------------------------------------------------------------------------------------------------
Carlos Bertoni                             39,156             140,000              179,156                *
-----------------------------------------------------------------------------------------------------------------
Allan Marter                                5,000             225,000              230,000                *
-----------------------------------------------------------------------------------------------------------------
Louis Peloquin                                0               225,000              225,000                *
-----------------------------------------------------------------------------------------------------------------
Richard Gray                                  0               150,000              150,000                *
-----------------------------------------------------------------------------------------------------------------
Robert Stone                                5,000              94,500               99,500                *
-----------------------------------------------------------------------------------------------------------------
Ernest Mercier                              3,300              87,000               90,300                *
-----------------------------------------------------------------------------------------------------------------
Ian MacGregor                                 0                75,000               75,000                *
-----------------------------------------------------------------------------------------------------------------
Directors and Executive Officers          820,643           2,150,500            2,971,143              8.0
as a group (2)
-----------------------------------------------------------------------------------------------------------------

*   Indicates less than one percent.
(1) This information was taken from the most current Schedule 13-G provided to the Company by this beneficial owner.
(2) Includes the executive officers listed above.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on the review of the section 16 (a) reports filed by the directors and executives officers, and upon representations from those persons, all reports required to be filed by our reporting persons during 2000 were filed on time.

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

Mr. MacGregor, counsel with Fasken Martineau DuMoulin LLP., a law firm based in Toronto, Canada which has served as the Corporation's Canadian legal counsel during 2000, serves as a director of the Corporation.

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

Indebtedness of Directors and Officers

No directors, nominees for election as directors, executive officers or members of their immediate family were indebted, directly or indirectly, at any time since the beginning of the Company's last fiscal year in an amount in excess of $60,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

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

                                   EXHIBITS
                                   --------

                                                                                                 Seq. Page No.
                                                                                                 -------------
2(a)  Articles of Arrangement dated March 7, 1995 with Plan of Arrangement attached (incorporated by reference to Exhibit 2.1 to the Company's Form
      10-K for the year ended December 31, 1994)

3(a) Articles of Amalgamation of the Company (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 20-F, filed on
      May 10, 1993)

3(b) By-laws of the Company (incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

3(c) By-law Number One amended and restated (incorporated by reference to Exhibit 3 to the Company's Form 10-Q for quarter ended June 30, 1995)

4(a)  Form of Stock Certificate (incorporated by reference to Exhibit 4.3 to the
      Company's Registration Statement on Form S-8 filed on July 15, 1994)

4(b) Registration Statement Form S-3 (333-12673) (incorporated by reference as filed on October 2, 1997)

4(c) Rights Agreement dated April 24, 1996, between the Company and The R-M Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated May 7, 1996)

4(d) Amendment to Rights Agreement between the Company and CIBC Mellon Trust Company (formerly, the R-M Trust Company) dated as of June 30, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 1999)

4(e) Indenture, dated as of August 24, 1999, between the Company and IBJ Whitehall Bank & Trust Company, as trustee (the "Trustee") (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated August 24,
       1999)

4(f) Indenture Supplement, dated as of August 24, 1999, between the Company and the Trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated August 24, 1999)

4(g) Form of Specimen of Debenture (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated August 24, 1999)

4(h)   Form of Specimen of Four-Year Warrant (incorporated by reference to
       Exhibit 4.4 to the Company's Form 8-K dated August 24, 1999)

4(i)   Form of Specimen of Eighteen-Month Warrant (incorporated by reference to
       Exhibit 4.5 to the Company's Form 8-K dated August 24, 1999)

4(j)   Form of Specimen of Broker Warrant (incorporated by reference to Exhibit
       4.6 to the Company's Form 8-K dated August 24, 1999)

10(a) Memorandum of Association of Omai Gold Mines dated August 15, 1990 and entered into among Cambior, the Company and the Government of Guyana (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

10(b) Omai Mineral Agreement dated August 16, 1992 respecting the Omai Gold Mine (incorporated by reference to Exhibit 3.10 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

10(c) Gross Rosebel Mineral Agreement dated April 7, 1994 between The Republic of Suriname, Grasshopper Aluminum Company N.V. and the Company (English translation) (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1994)

10(d) Option Agreement dated June 1, 1994 between Cambior Inc. and the Company regarding the Gross Rosebel property (incorporated by reference to
       Exhibit 10.10 to the Company's Form 10-K for the year ended December 31,
       1994)

10(e) Option Agreement dated May 11, 1994 between Cambior Inc. and the Company regarding Yaou and Dorlin properties (incorporated by reference to
       Exhibit 10.11 to the Company's Form 10-K for the year ended December 31,
       1994)

10(f) Management Services Agreement dated January 1, 1995 between the Company and Guyanor Resources S.A. (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1995)

10(g) English translation of the Exploration Agreement dated May 13, 1996, between the Company's wholly owned subsidiary Southern Star Resources Ltd. and its wholly-owned Brazilian subsidiary, Estrela Sul do Brasil Empreendimentos Ltda. and Companhia Vale do Rio Doce and its subsidiary Rio Doce Geologia e Mineracao S.A. (incorporated by reference to Exhibit
       10.24 to the Company's Form 10-K for the year ended December 31, 1996)

10(h) English translation of the Option and Joint Venture Agreement dated June 26, 1996, between Societe de Travaux Publics et de Mines Aurifiere en Guyane, Societe Guyanaise des Mines, LaSource Development SAS and ASARCO Exploration Company for the Paul Isnard property (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 1996)

10(i) 1997 Stock Option Plan as amended and restated to June 14, 1999 (incorporated by reference to Exhibit 10.33(a) to the Company's Form 10-K for the year ended December 31, 1999)

10(j) Employees' Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 2000)

10(k)  Guyanor Ressources S.A. Stock Option Plan amended and restated as of
       June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company's Form 10-K for the year ended December 31, 1999)

10(l) Standardized Adoption Agreement for a 401-K Savings Plan adopted January 1, 1996 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1995)

10(m) Employment contract with Mr. Peter Bradford dated November 1, 1999 (incorporated by reference to Exhibit 10.38 (c) to the Company's form 10K for the year ended December 31, 1999)

10(n) Agreements between the Company and its outside directors granting them options to purchase Guyanor Class "B" common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit
       10.39 to the Company's Form 10-K for the year ended December 31, 1996),
       (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company's Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company's Form 10-K for the year ended December 31, 1998), and (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company's Form 10-K for the year ended December 31, 1999

10(o) Registration Rights Agreement between the Company, Elliott Associates, L.P. and Westgate International L.P. (incorporated by reference to
       Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30,
       1999)

10(p) Warrant to purchase common stock granted by the Company to Elliott Associates, L.P. dated June 9, 1999 (incorporated by reference to Exhibit
       10.3 to the Company's Form 10-Q for the period ended June 30, 1999)

10(q) Agreement for the sale and purchase of debt and 90% of the shares of Bogoso Gold Limited dated as of June 1, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the period ended June 30,
       1999)

10(r) Revised and Restated Agreement, dated as of June 1, 1999, among the Company, Anvil and the other parties signatory thereto Agent (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated September 30, 1999)

10(s) Credit Facility letter and Option Premium Letter between Elliott Associates L.P. and the Company entered into on May 5, 1999 in connection with the purchase of 90% interest in Bogoso Gold Mine Ltd. (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the period ended June 30, 1999)

10(t) Agency Agreement, dated August 16, 1999, between the Company and TD Securities (USA) Inc, as agent (the "Agent") (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated August 24, 1999)

10(u) Registration Rights Agreement, dated as of August 24, 1999, between the Company and the Agent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated August 24, 1999)

10(v) Escrow Agreement, dated as of August 24, 1999, among the Company, the Agent, IBJ Whitehall Bank & Trust Company, as escrow agent, and International Finance Corporation (incorporated by reference to Exhibit
       10.3 to the Company's Form 8-K dated August 24, 1999)

10(w) Heads of Agreement dated June 9, 1999, between Guyanor Ressources S.A. and Rio Tinto Mining and Exploration Limited regarding the Dachine project in French Guiana (incorporated by reference to Exhibit 10.50 to the Company's Form 10-K for year-end 1999)

10(x) Heads of Agreement dated December 29, 2000, between Guyanor Ressources S.A. and Rio Tinto Mining and Exploration Limited regarding the Paul-Isnard project in French Guiana (incorporated by reference to Exhibit 10.X to the Company's Form 10-K for the year ended December 31, 2000).

10(y) Share Subscription Agreement dated December 28, 2000 between the Company and Rio Tinto Mining and Exploration Limited (incorporated by reference to Exhibit 10.Y to the Company's Form 10-K for the year ended December 31, 2000)

21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the year ended December 31, 2000)

23.1 Consent of PricewaterhouseCoopers LLP, Chartered Accountants (incorporated by reference to Exhibit 23.1 to the Company's Form 10-K for the year ended December 31, 2000)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GOLDEN STAR RESOURCES LTD.
                                  Registrant

                  By:     /s/ Allan J. Marter
                        -------------------------------------
                          Allan J. Marter
                          Vice President and Chief Financial Officer

                  Date:   April 30, 2001
                        -------------------------------------