Form 10-Q
period 2001-03-31
GOLDEN STAR RESOURCES LTD
filed 2001-05-21
CIK 903571

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

  10579 BRADFORD ROAD
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



Number of Common Shares outstanding as of April 30, 2001: 38,088,988


================================================================================

                           GOLDEN STAR RESOURCES LTD.

                                      INDEX


Part I        Financial Information

              Item 1.  Financial Statements.......................................................................3

              Item 2. Management's Discussion and Analysis of Financial Condition,
                      Results of Operations and Recent Developments..............................................11

              Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................15

Part II       Other Information

              Item 1. Legal Proceedings..........................................................................16

              Item 6. Exhibits and Reports on Form 8-K...........................................................16


Signatures.......................................................................................................17

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                           CONSOLIDATED BALANCE SHEETS
       (Stated in thousands of United States Dollars except share amounts)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                                             As of           As of
                                                                                           March 31,      December 31,
                                                                                              2001            2000
                                                                                           ---------      ------------
ASSETS

CURRENT ASSETS
         Cash and short-term investments                                                   $     449      $     991
         Accounts receivable                                                                     631            976
         Inventories (Note 3)                                                                 10,843         10,805
         Other assets                                                                            133            188
                                                                                           ---------      ---------
                  Total Current Assets                                                        12,056         12,960

RESTRICTED CASH (Note 8)                                                                       4,801          4,147
NOTE RECEIVABLE                                                                                1,940          1,918
ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 4)                              25,192         24,492
INVESTMENT IN OMAI GOLD MINES LIMITED                                                            608            625
MINING PROPERTIES (Net of accumulated depreciation of $9,498 and $9,111, respectively)         1,544          1,922
FIXED ASSETS (Net of accumulated depreciation of $3,890 and $3,508, respectively)              3,101          2,937
OTHER ASSETS                                                                                     442            468
                                                                                           ---------      ---------
                           Total Assets                                                    $  49,684      $  49,469
                                                                                           =========      =========

LIABILITIES

CURRENT LIABILITIES
         Accounts payable                                                                  $   3,485      $   2,565
         Accrued liabilities                                                                   2,038          1,727
         Accrued wages and payroll taxes                                                         240            238
         Current portion of amount payable to financial institutions                           4,246          3,978
                                                                                           ---------      ---------
                  Total Current Liabilities                                                   10,009          8,508

LONG-TERM DEBT                                                                                 1,347          1,378
AMOUNT PAYABLE TO FINANCIAL INSTITUTIONS                                                         250            250
CONVERTIBLE DEBENTURES (Note 5)                                                                3,231          3,179
ENVIRONMENTAL REHABILITATION LIABILITY (Note 8)                                                5,566          5,651
OTHER LIABILITIES                                                                                 19             19
                                                                                           ---------      ---------
                  Total Liabilities                                                           20,422         18,985
                                                                                           ---------      ---------

MINORITY INTEREST                                                                              4,073          4,444

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 6)                                                                       161,922        160,922
         Common shares, without par value, unlimited shares authorized.  Shares issued and outstanding:  March 31, 2001 - 38,088,988; December 31, 2000 - 37,588,988
Equity component of convertible debentures (Note 5)                                            1,045          1,045

DEFICIT                                                                                     (137,778)      (135,927)
                                                                                           ---------      ---------
                  Total Shareholders' Equity                                                  25,189         26,040
                                                                                           ---------      ---------
                           Total Liabilities and Shareholders' Equity                      $  49,684      $  49,469
                                                                                           =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Stated in thousands of United States Dollars except
                                 share amounts)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended   Three Months Ended
                                                           March 31, 2001       March 31, 2000
                                                           --------------     ------------------
REVENUE
         Gold sales                                        $        4,678      $        8,693
         Interest and other                                           157                 298
                                                           --------------      --------------
                                                                    4,835               8,991
                                                           --------------      --------------

COSTS AND EXPENSES
         Mining operations                                          4,979               5,518
         Depreciation, depletion and amortization                     822               2,164
         Exploration expense                                           60                 360
         General and administrative                                   949                 550
         (Gain)/Loss on disposal of assets                              6                 (33)
         Interest expense                                             229                 257
         Foreign exchange loss                                         15                   3
                                                           --------------      --------------
                                                                    7,060               8,819
                                                           --------------      --------------

INCOME/(LOSS) BEFORE THE UNDERNOTED                                (2,225)                172

Omai preferred share redemption premium                                14                  36
                                                           --------------      --------------
Income/(Loss) before minority interest                             (2,211)                208
Minority interest                                                     360                (278)
                                                           --------------      --------------

NET LOSS                                                   $       (1,851)     $          (70)
                                                           ==============      ==============

BASIC AND DILUTED NET LOSS PER SHARE                       $        (0.05)     $        (0.00)
                                                           ==============      ==============

Weighted Average Shares Outstanding
    (in millions of shares)                                          38.0                37.4
                                                           ==============      ==============



              The accompanying notes are an integral part of these
                        consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended   Three Months Ended
                                                                             March 31, 2001       March 31, 2000
                                                                           ------------------   ------------------
OPERATING ACTIVITIES:
NET LOSS                                                                      $       (1,851)     $          (70)

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation, depletion and amortization                                                 824               2,164
Accretion of convertible debentures                                                       52                  52
Premium on Omai preferred share redemption                                               (14)                (36)
Loss/(Gain) on disposal of assets                                                          6                 (33)
Minority interest                                                                       (360)                278
Accrued Interest on notes receivable                                                     (33)                 --
Reclamation expenditures                                                                 (85)               (172)
Changes in non-cash operating working capital
       Accounts receivable                                                               345                 683
       Inventories                                                                       (38)               (803)
       Accounts payable and accrued liabilities                                        1,233                (405)
       Other current assets                                                               55                  (3)
                                                                              --------------      --------------
Total changes in non-cash operating working capital                                    1,595                (528)
                                                                              --------------      --------------
              Net Cash Provided by Operating Activities                                  134               1,655
                                                                              --------------      --------------

INVESTING ACTIVITIES:
Expenditures on mineral properties, net of joint venture recoveries                     (700)             (1,466)
Expenditures on mining property                                                           (9)                (38)
Equipment purchases                                                                     (608)               (841)
Increase in restricted cash                                                             (654)                 --
Omai preferred share redemption                                                           31                  66
Other                                                                                     27                  39
                                                                              --------------      --------------
              Net Cash Used in Investing Activities                                   (1,913)             (2,240)
                                                                              --------------      --------------

FINANCING ACTIVITIES:
Repayment of long-term debt                                                              (31)                (66)
Increase in current portion of amounts payable to financial                              268                  --
       institutions
Issuance of share capital, net of issue costs                                          1,000                 131
Other                                                                                     --                  (1)
                                                                              --------------      --------------
              Net Cash Provided by Financing Activities                                1,237                  64
                                                                              --------------      --------------

Decrease in cash and short-term investments                                             (542)               (521)
Cash and short-term investments, beginning of period                                     991               2,905
                                                                              --------------      --------------

Cash and short-term investments, end of period                                $          449      $        2,384
                                                                              ==============      ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(All amounts are in thousands of United States Dollars, unless otherwise indicated)

These financial statements and the accompanying notes should be read in conjunction with the consolidated financial statements and related notes included in the annual report on Form 10-K for the Company for the fiscal year ended December 31, 2000, on file with the Securities and Exchange Commission and with the Canadian securities commissions (hereinafter referred to as "the Company's 2000 10-K"). All amounts are in United States Dollars unless otherwise stated.

The unaudited financial statements for the three months ended March 31, 2001 and 2000, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

(1) OPERATIONS AND GOING CONCERN

The Company's ability to continue as a going concern after 2001 is dependent on its ability to obtain funding for acquisitions and development projects during 2001. Mining at the Company's only producing mine (the Bogoso Mine in Ghana) is expected to be completed by mid-2001. While low-grade stock pile material will allow the Bogoso mill to continue operating into early 2002, additional ore reserves will be required by the beginning of 2002 to avoid mill closure. The Company is currently involved in advanced negotiations to acquire the Prestea property, contiguous with the Bogoso Mine, that contains mineralized material that, if acquired, would be expected to provide mill feed for several years into the future. Additional funding would be required for this acquisition and, while the Company is currently engaged in financing negotiations, there is no assurance such funding can be obtained. Historically low gold prices continue to adversely affect the ability to obtain financing and therefore the Company's abilities to proceed with its current operational and development plans.

The Company may experience difficulties in satisfying its obligations under its convertible debentures because the Bogoso Mine life is expected to be shorter than the term of the debentures. Currently, the Company anticipates production from the Bogoso Mine to continue until early 2002, while the term of the debentures is five years, maturing in August 2004. If the Company is unable to extend the mine life beyond its anticipated usefulness or is not successful in generating sufficient free cash flow from other operations or sources, the ability to repay amounts outstanding under the debentures would be materially and adversely affected.

The Company and Anvil, the minority interest holder in BGL, together were scheduled to make the interim payment to the Sellers of BGL on September 30, 2000 in the amount of $2.8 million. On November 9, 2000 the Company paid the Sellers $1.4 million of the $2.8 million due, and reached agreement with the Sellers that the balance, plus interest at 10% per annum, was to be paid by December 22, 2000. The Company has been in discussions with representatives of the Sellers, but the remaining balance and accrued interest is still unpaid.

The Company's shares were de-listed from the American Stock Exchange (Amex) on January 26, 2001. Although the Company has not experienced any material direct impact on its financial position, results of operations and liquidity as a result of the de-listing, the Company may, in the longer term, have more difficulty raising financing in the U.S. market.

De-listing from the Amex has triggered penalties on 1.5 million of outstanding warrants. The penalties include cash payments to the warrant holders equal to 3% per month of the aggregate value of the shares underlying the warrants, which would cost approximately $19,000 per month. The Company is now in financing discussions with the warrant holders and will propose alternatives to resolve the penalty situation and, as a result, the warrant holders have, in the interim, agreed to defer any penalty payments until the end of June 2001. If the Company is required to pay this penalty for more than six months, the warrant agreement would then require repurchase of the warrants or, if the warrant holders elect to exercise the warrants, to repurchase the warrant holder's common shares at a premium over the fair market value of the common shares. Payment of the penalties and repurchase of the warrants or shares would adversely impact the Company's financial condition, results of operations and liquidity. See note 10 "SUBSEQUENT EVENTS" for additional discussion of delisting penalties.

The Company is exploring various transactions which would enable it to have sufficient capital to continue its operations. The transactions being considered include mergers with other companies, the issuance of new equity, establishment of additional joint ventures and the sale of property interests. Whether and to what extent alternative financing options are completed by the Company or its subsidiaries will depend on a number of factors including, among others, the successful acquisition of additional properties or projects, the price of gold and management's assessment of the capital markets. Although there can be no assurance that the Company will be successful in these actions, management believes that they will be able to conclude property acquisitions and to secure the necessary financing to enable the Company to continue as a going concern. These financial statements do not reflect going concern adjustments to the carrying value of assets and liabilities. If the going concern assumption were not appropriate, such adjustments could be material.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

                                            March 31, 2001   March 31, 2000
                                            --------------   --------------
Depreciation charged to projects               $        1     $       27
Shares issued upon conversion of                       --     $      214
     convertible debentures
Conversion of convertible debentures                   --     $     (214)

(3) INVENTORIES

                                                      March 31, 2001           December 31, 2000
                                                      --------------           -----------------
         Broken Ore                                       $ 3,113                   $ 2,736
         In-process                                         2,165                     2,361
         Materials and Supplies                             5,565                     5,708
                                                          -------                   -------
                                                          $10,843                   $10,805
                                                          =======                   =======


(4) ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS

                             Acquisition,                                                              Acquisition,
                             Deferred                                                                  Deferred
                             Exploration                                                               Exploration
                             and                                                                       and
                             Development      Capitalized    Capitalized    Joint       Property       Development
                             Costs as at      Exploration    Acquisition    Venture     Abandonments   Costs as at
                             Dec. 31, 2000    Expenditures   Expenditures   Recoveries  Write-downs    March 31, 2001
                             -------------    ------------   ------------   ----------  ------------   --------------
SURINAME
   Gross Rosebel               $ 15,818          $ 166         $    --        $  (90)      $   --         $ 15,894
                               --------          -----         -------        ------       ------         --------
Sub-total                        15,818            166              --           (90)          --           15,894
                               --------          -----         -------        ------       ------         --------
FRENCH GUIANA
(GUYANOR RESSOURCES S.A.)
   Paul Isnard                    5,827            157              --            --           --            5,984
                               --------          -----         -------        ------       ------         --------
Sub-total                         5,827            157              --            --           --            5,984
                               --------          -----         -------        ------       ------         --------
AFRICA
(BOGOSO GOLD LIMITED)
   Riyadh                           239             16              --            --           --              255
   Bogoso Sulfide                 2,608            451              --            --           --            3,059
                               --------          -----         -------        ------       ------         --------
Sub-total                         2,847            467              --            --           --            3,314
                               --------          -----         -------        ------       ------         --------
TOTAL                          $ 24,492          $ 790         $    --        $  (90)      $   --         $ 25,192
                               ========          =====         =======        ======       ======         ========

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

(5) CONVERTIBLE DEBENTURES

                                                      Liability             Equity
                                                      Component            Component
                                                      ---------            ---------
         Balance at December 31, 2000                    $3,179               $1,045
         Conversion to shares                                --                   --
         Accretion                                           52                   --
                                                         ------               ------

         Balance at March 31, 2001                       $3,231               $1,045
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

(6) CHANGES TO SHARE CAPITAL

During the quarter ended March 31, 2001, the Company issued 500,000 shares at $2.00 per share in a private placement raising $1.0 million.


(7) GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with generally accepted accounting principles in the United States. Differences which materially affect these consolidated financial statements are:

(a) For US GAAP, exploration costs, including property acquisition costs for exploration projects and general and administrative costs related to projects, are charged to expense as incurred. As such, costs charged to Exploration Expense and Abandonment of Mineral Properties under Canadian GAAP would have been charged to earnings in prior periods under US GAAP.

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

(g) Under US GAAP, items such as foreign currency translation adjustments are required to be shown separately in derivation of Comprehensive Income.

(h) Under US GAAP, the fair value of warrants issued in connection with the credit facility that was arranged for, but not used to effect the purchase of BGL, is required to be expensed. Such costs were capitalized as part of the purchase cost of BGL for Canadian GAAP.

(i) For periods prior to May 15, 1992 the Company's reporting currency was the Canadian dollar. Financial statements for the periods prior to May 15, 1992 were translated onto United States dollars using a translation of convenience. US GAAP requires translation in accordance with the current rate method.

Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:

                                                                        For the three months ended
                                                                     March 31, 2001      March 31, 2000
                                                                     --------------      --------------
Net loss under Canadian GAAP                                         $       (1,851)     $          (70)
Net affect of expensing previously capitalized acquisition
costs for exploration projects (a)                                               --             (11,302)
Net effect of the deferred exploration expenditures on loss
for the period (a)                                                             (626)             (1,394)
Effect of capitalized acquisition costs net of related
depletion (h)                                                                   100                 234
Other (b) (d) (g) (h)                                                            69                  67
                                                                     --------------      --------------
Loss under US GAAP before minority interest adjustment                       (2,308)            (12,465)
Minority interest adjustment (a) (h)                                            110                 366
                                                                     --------------      --------------
Net loss under US GAAP                                                       (2,198)            (12,099)
Other comprehensive income foreign currency translation
adjustment (g)                                                                  (15)                  5
                                                                     --------------      --------------
Comprehensive income                                                 $       (2,213)     $      (12,094)
                                                                     ==============      ==============
Basic and diluted net loss per share under US GAAP                   $        (0.06)     $        (0.32)
                                                                     ==============      ==============


The effect of the differences in accounting under Cdn GAAP and US GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEET

                                                         As of March 31, 2001             As of December 31, 2000
                                                       -------------------------         -------------------------
                                                        US GAAP        Cdn GAAP           US GAAP        Cdn GAAP
                                                       ---------       ---------         ---------      ----------
Cash                                                   $     449       $     449         $     991      $      991
Other current assets                                      11,607          11,607            11,969          11,969
Restricted cash                                            4,801           4,801             4,147           4,147
Acquisition, deferred exploration and
    development (a)                                           --          25,192                --          24,492
Investment in OGML (b)                                        --             608                --             625
Mining properties (h)                                      1,047           1,544             1,371           1,922
Other assets                                               5,687           5,483             5,542           5,323
                                                       ---------       ---------         ---------      ----------

         Total Assets                                  $  23,591       $  49,684         $  24,020      $   49,469
                                                       =========       =========         =========      ==========

Liabilities (d)                                        $  21,067       $  20,422         $  19,681      $   18,985
Minority interest  (a) (h)                                 4,215           4,073             4,817           4,444
Share capital, net of stock option loans (f)             159,519         162,967           158,519         161,967
Cumulative translation adjustments (i)                     1,595              --             1,595              --
Accumulated comprehensive income (g)                        (344)             --              (329)             --
Deficit (a)(j)(e)                                       (162,461)       (137,778)         (160,263)       (135,927)
                                                       ---------       ---------         ---------      ----------
         Total Liabilities and Shareholders'
         Equity                                        $  23,591       $  49,684         $  24,020      $   49,469
                                                       =========       =========         =========      ==========

STATEMENTS OF CASH FLOWS

NET CASH PROVIDED BY (USED IN):

                                        OPERATING ACTIVITIES       INVESTING ACTIVITIES       FINANCING ACTIVITIES
                                        --------------------       --------------------       --------------------
                                       Cdn GAAP     U.S. GAAP     Cdn GAAP     U.S. GAAP     Cdn GAAP     U.S. GAAP
                                       --------     ---------     --------     ---------     --------     ---------
For the three months ended
     March 31, 2001                     $ 134      $ (576)        $(1,913)     $  (1,203)     $  1,237    $   1,237
For the three months ended
     March 31, 2000                     $1,655     $   302        $(2,240)       $  (887)     $     64    $      64



Operations by geographic area under US GAAP:

                                        OPERATING REVENUES              NET LOSS             IDENTIFIABLE ASSETS
                                        ------------------              --------             -------------------
For the three months ended
March 31, 2001
       South America                         $    11                    $   (558)                   $   360
       Africa                                  4,758                        (966)                    20,171
       Corporate                                  66                        (674)                     3,060
                                             -------                    --------                    -------
                                             $ 4,835                    $ (2,198)                   $23,591
                                             =======                    ========                    =======

For the three months ended March
31, 2000
       South America                         $     5                    $(11,874)                   $   610
       Africa                                  8,946                          17                     21,818
       Corporate                                  40                        (242)                    10,567
                                             -------                    --------                    -------
                                             $ 8,991                    $(12,099)                   $32,995
                                             =======                    ========                    =======


(8) COMMITMENTS AND CONTINGENCIES


ENVIRONMENTAL REGULATIONS

The Company is not aware of any events of material non-compliance in its operations with environmental laws and regulations which could have a material adverse effect on the Company's operations or financial condition. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. The environmental rehabilitation liability for reclamation and closure costs at the Bogoso Mine at March 31, 2001 was $5.6 million.

RESTRICTED CASH

Upon the closing of the acquisition of BGL in 1999, the Company was required, under the acquisition agreement, to restrict $6.0 million in cash. These funds are to be used for the ongoing, final reclamation and closure costs relating to the Bogoso mine site. The withdrawal of these funds must be agreed to by the Sellers of BGL, who are ultimately responsible for the reclamation in the event of non-performance by Golden Star and Anvil. At March 31, 2001 there was $4.1 million of cash in this fund. In addition there was $0.7 million restricted under agreement with Rio Tinto to be used to fund exploration work on the Paul Isnard project in French Guiana during 2001. (See Item 2. "Guyanor Ressources S.A." for additional discussion of the 2001 Paul Isnard funding arrangement.)

PAYMENTS TO THE SELLERS OF BOGOSO

The Company and Anvil, the minority interest holder in BGL, together were scheduled to make the interim payment to the Sellers of BGL on September 30, 2000 in the amount of $2.8 million. On November 9, 2000 the Company paid the Sellers $1.4 million of the $2.8 million due, and reached agreement with the Sellers that the balance, plus interest at 10% per annum, was to be paid by December 22, 2000. The Company has been in discussions with representatives of the Sellers, but the remaining balance and accrued interest is still unpaid.

(9) RELATED PARTIES

During 1999, the Company, in conjunction with Anvil Mining NL, acquired BGL. The current President and CEO of the Company, Peter J. Bradford, is also a Director of Anvil Mining NL and this relationship constitutes a related party. Based on the heads of agreement with Anvil to effect the BGL acquisition, the Company provided Anvil with a promissory note for their share of the purchase price and also a note for their share of the acquisition costs. On April 4, 2001 the Company announced that it had entered into an agreement to acquire Anvil's 20% equity interest in BGL in return for the issuance of 3,000,000 common shares of Golden Star.

(10) SUBSEQUENT EVENTS

On May 18, 2001, the Company signed an agreement with the holders of warrants to purchase 1,500,000 common shares, whereby (i) the warrant holders agreed to exercise their warrants (at $0.425/share for total proceeds to the Company of $637,500); (ii) the Company agreed to pay the warrant holders the penalties accrued to date, arising from the de-listing of the Company's shares from the Amex (totaling $83,000); and (iii) the warrant holders agreed to release and discharge the Company from any past, present or future liabilities and obligations arising from the de-listing from the Amex.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND RECENT DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). For US GAAP reconciliation see Note 7 to the attached unaudited consolidated financial statements. All amounts are in United States Dollars.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

During the first quarter of 2001, the Company reported a net loss of $1.9 million or $0.05 per share as compared to a net loss of less than $0.1 million or $0.00 per share for the first quarter of 2000. Lower gold prices and an increase in unit costs, due to lower gold output, at the Company's Bogoso Mine during the first quarter of 2001 were the major factors responsible for the larger loss than in the same period of 2000.

Lower production levels and lower average gold prices in the first quarter ($262 realized per ounce in 2001 vs. $290 in 2000) combined to yield gold revenues of $4.7 million, down from $8.7 million in the first quarter of 2000. Cash operating costs dropped to $5.0 million from $5.5 million in the first quarter of 2000.

Depreciation, depletion and amortization charges fell sharply to $0.8 million the first quarter of 2001 from $2.2 million in the same period of 2000. Several factors combined to yield the reduction, including lower gold production in the first quarter of 2001, reserve increases identified in mid-2000 and a reduction in the carrying value of the Bogoso Mine acquisition costs at December 31, 2000. Administrative expenditures increased to $0.9 million during the first quarter of 2001 as compared to $0.6 million during the first quarter of 2000. Severance costs, timing of professional services and accrual of delisting penalties account for the increase. Exploration expense for the first quarter dropped to $0.1 million from $0.4 million in the first quarter of 2000 as a result of closure of exploration offices and lower over-all exploration activity than a year ago. Interest expense decreased slightly to $0.2 million during the first quarter of 2001, from $0.3 million in the same period of 2000.

BOGOSO GOLD LIMITED

Gold output from the Bogoso Mine totaled 17,812 ounces in the first quarter of 2001, down from 29,923 ounces in the same period of 2000. Gold sales yielded $4.7 million of revenues versus $8.7 million during the first quarter of 2000 and total cash costs were $5.0 million and $5.5 million respectively during the first quarters of 2001 and 2000. Total cash cost per ounce averaged $274.73 in the first quarter versus $191.77 in the same period of 2000.

Lower production and sales revenues in the first quarter, as compared to the same period of 2000, were related to the first quarter 2001 commissioning of new mill circuits and mill modifications installed in the fourth quarter of 2000. The mill modifications are designed to allow the processing of transition ores which are expected to be a major source of mill feed during 2001. To process transition ores, the mill was upgraded between August and December 2000 to add a spiral gravity circuit (to produce a sulfide concentrate from the transition ore) and a regrind and intensive cyanide leach circuit (CIIL) (to recover gold from the transition ore concentrate). The initial phase of the new circuit commissioning was completed by February. In March the mill returned to processing oxide ores and gold output returned to more typical levels.

GUYANOR RESSOURCES S.A.

On January 10, 2001, the Company and Guyanor announced that a heads of agreement had been concluded between Guyanor and Rio Tinto, with respect to the Paul Isnard gold project in French Guiana. Under the terms of the agreement, Rio Tinto can earn a participating interest of up to 70% in a joint venture relating to the Paul Isnard property, by spending a total of $9.0 million on exploration and development on the Paul Isnard property.

On January 17, 2001, Rio Tinto purchased by way of private placement 500,000 common shares of Golden Star at a price of $2.00 per common share, for total proceeds of $1,000,000. The Company has committed to advance all $1.0 million of the proceeds to Guyanor. Of the $1.0 million total, $0.75 million will be used to fund a work program in 2001 on the Paul Isnard gold project and $250,000 will be used to partially fund the cost of a re-organization of Guyanor, aimed at reducing ongoing costs.

Exploration spending by Guyanor totaled $0.2 million in the first quarter of 2001, the same as in the first quarter of 2000. All of Guyanor project spending in the first quarter was related to the Paul Isnard project carried out per terms of the Rio Tinto funding arrangement.

SURINAME

Activities in Suriname focused on the Gross Rosebel gold project during the first quarter of 2001. The Gross Rosebel project is held in a 50/50 joint venture with Cambior. Total spending at the Gross Rosebel project, amounted to $0.2 million in the first quarter off-set by joint venture recoveries of $0.1 million. This compares to Suriname project spending of $0.4 million and joint venture recoveries of $0.2 million in the first quarter of 2000.

The Company's believes that the Gross Rosebel project could be profitably developed in a low gold price environment by applying a low cost heap leach processing approach. A portion of the 2001 budgeted expenditures are expected to relate to a revised feasibility study, to be conducted by Cambior, for the lower cost, smaller scale operation at the Gross Rosebel property.

At such time as the decision may be made to proceed with the development of Gross Rosebel, the Company will evaluate various funding alternatives including the issuance of debt or equity securities or the sale of other assets to fund its share of the development costs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company held cash and short-term investments of $0.4 million and working capital of $2.0 million. Respectively these figures were down from $1.0 million and $4.5 million at December 31, 2000. Lower cash balances and higher payables as compared to December 31, 2000 accounted for most of the reduction in working capital. Operating activities generated $0.1 million of cash in the first quarter versus $1.7 million for the same period of 2000. Lower gold revenues were the major contributing factor to the decline.

Cash used in investing activities decreased to $1.9 million for the three months ended March 31, 2001 as compared to $2.2 million for the three months ended March 31, 2000. Lower spending on capitalized exploration and capital equipment was mostly off set by the restriction of cash dedicated to the Paul Isnard project.

Cash provided by financing activities amounted to $1.2 million in the first quarter of 2001, of which the Rio Tinto private placement in January 2001 provided $1.0 million, compared with $0.1 million in financing activities for the corresponding period in 2000.

The Company had $4.1 million of cash at March 31, 2001 which is restricted, in accordance with the BGL acquisition agreement, to be used for environmental rehabilitation at the Bogoso Mine. Additionally $0.7 million of cash was restricted under terms of the agreement with Rio Tinto, to fund 2001 work on the Paul Isnard project.

Cash for corporate needs and to maintain the various exploration projects in South America were met during the first quarter by distributions from the Bogoso Mine in Ghana but in reduced amounts due to the lower gold output at the Bogoso Mine. As a result, certain short-term liabilities of the Company have not been paid, such as the amount due the Sellers of Bogoso (see foot note 1 to the Company's Consolidated financial Statements). To reduce the cash requirements in the first quarter, all directors and certain executive officers of the Company have agreed to defer payment of their compensation until such time as the Company's cash availability improves.

The Company's ability to continue as a going concern after 2001 is dependent on its ability to obtain funding for acquisitions and development projects during 2001. Mining at the Company's only producing mine (the Bogoso Mine) is expected to be completed by mid-2001. While low-grade stock pile material will allow the Bogoso mill to continue operating into early 2002, additional ore reserves will be required by the beginning of 2002 to avoid mill closure. The Company is currently involved in advanced negotiations to acquire a property contiguous with the Bogoso Mine in Ghana that contains zones of gold mineralization that, if acquired, would be expected to provide mill feed for several years into the future. Additional funding would be required for this acquisition and, while the Company is currently engaged in financing negotiations, there is no assurance such funding can be obtained. The current market for gold shares is weak and equity capital is difficult to obtain.

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

OUTLOOK

In years prior to 2000 the Company relied primarily on the capital markets to fund its acquisitions, operations and exploration activities. With the acquisition of BGL and its operating gold mine, effective September 30, 1999 the Company gained a source of positive cash flow from mining operations which is expected to continue through 2001, although the Company will still have limited cash resources. The current market for gold shares continues to be weak and equity capital is difficult to obtain; but, as the Company demonstrated in 1999 through its capital raising activities (from the issuance of shares and convertible debentures), it is somewhat easier to raise funds to acquire producing mining assets compared with the challenge of raising capital primarily for exploration. The Company will continue to explore various possibilities for raising capital, which might include, among other things, the establishment of additional joint ventures, the sale of property interests, debt financing and the issuance of additional equity.

Whether and to what extent alternative financing options are completed by the Company or its subsidiaries will depend on a number of factors including, among others, the successful acquisition of additional properties or projects, the price of gold and management's assessment of the capital markets. The low gold price adversely affects the Company's ability to obtain financing and therefore its ability to acquire additional properties and to explore and develop its current portfolio of properties. Assurance cannot be provided that additional funding will be available in 2001. The Company may, in the future, be unable to continue its exploration and development programs and fulfill its obligations under its agreements with partners or retain permits and licenses. Although the Company has been successful in the past in obtaining financing though partnership arrangements and through sale of equity securities, there can be no assurance in the future that adequate financing can be obtained on acceptable terms. If the Company is unable to obtain such additional financing, the Company may need to delay, or indefinitely postpone, further exploration and development of its properties. As a result the Company may lose its interest in some projects and may be obliged to sell some properties. The loss of any of its interests in exploration and mining properties would give rise to write-offs, under Canadian GAAP, of any capitalized costs and this would negatively impact the results of operations. The impact would also be shown in reduction of the assets in the balance sheet, which in turn may reduce the Company's ability to raise additional funds from equity or debt sources.

The Company has budgeted production from the Bogoso Mine of 99,000 ounces during 2001. While mining operations at the Bogoso Mine are expected to end by mid-2001, stockpiled ores should allow the mill to continue operations into early 2002. Budget projections indicate that Bogoso Mine is expected to generate sufficient cash flow during 2001 to meet its own needs as well as to distribute minor amounts cash to other entities within the Company. The Company's planned exploration and development spending during 2001 is primarily for completion of the feasibility study on the Bogoso sulfide project, exploration work at the Paul Isnard property in French Guiana, and the new feasibility study at Gross Rosebel in Suriname.


OTHER MATTERS

DE-LISTING FROM THE AMERICA STOCK EXCHANGE AND TRADING ON THE OVER-THE-COUNTER BULLETIN BOARD

The Company's shares were de-listed from the American Stock Exchange (Amex) on January 26, 2001. The Amex noted the Company's stock price trading below one dollar per share, continuing losses and total shareholder equity below the Amex minimum requirements, on a U.S GAAP basis, as the reasons for their decision.

The Company now trades on the NASDAQ Over-the-Counter Bulletin Board under the symbol GSRSF and continues to trade on the Toronto Stock Exchange under the symbol GSC.

PENALTIES ARISING FROM THE AMEX DE-LISTING

Delisting from the Amex has triggered penalties on 1.5 million of outstanding warrants. The warrants were issued with the agreement that if the Company's stock was to be delisted from the Amex and not subsequently relisted on either the New York Stock Exchange, the NASDAQ National Market or the NASDAQ Smallcap Market, that cash payments and other remedies would be made available to the holders of the warrants. At this time the Company's stock does not qualify for listing on these three exchanges thus triggering the penalties.

The penalties include cash payments to the warrant holders equal to 3% per month of the aggregate value of the shares underlying the warrants, being approximately $19,000 per month. The warrant holders have agreed to defer any penalty payments until the end of June 2001 and discussions are ongoing regarding a potential financing and resolution of this matter.

If the Company is required to pay this penalty for more than six months, i.e., through July 2001, the warrant agreement would then require repurchase of the warrants (or if the warrant holders elect to exercise the warrants, to repurchase the warrant holder's common stocks at a premium over the fair market value of the common shares). Payment of the penalties and repurchase of the warrants (shares) would adversely impact the Company's financial condition, results of operations and liquidity. See Subsequent Events section below for additional information on the resolution of this matter.

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

In February 2001, following a change of government in Ghana and other developments, the Company again entered into negotiations to obtain the Prestea Property. The Company is also currently in discussions with a number of financial institutions to obtain the funding required to proceed with the acquisition and to provide for near-term working capital needs for the Company, although there can be no assurance that the Prestea acquisition will be successful and that funding can be obtained

SUBSEQUENT EVENTS

ANVIL BUYOUT

On April 4, 2001, the Company announced that, subject to regulatory and shareholder approval, it had entered into an agreement to acquire Anvil's 20% equity interest in BGL in return for the issuance of 3,000,000 common shares of Golden Star.

WARRANT EXERCISE

On May 14, 2001, the Company determined that the 10-day weighted average trading price of the Company's common shares for the preceding ten trading days had exceeded $0.62 per share. As a result, a total of 1,858,150 warrants and broker warrants became exercisable, at a price of $0.52 per share, for 30 calendar days. Warrant holders have until June 13, 2001 to exercise these warrants.

DELISTING PENALTIES

On May 18, 2001, the Company signed an agreement with the holders of warrants to purchase 1,500,000 common shares, whereby (i) the warrant holders agreed to exercise their warrants (at $0.425/share for total proceeds to the Company of $637,500); (ii) the Company agreed to pay the warrant holders the penalties accrued to date, arising from the de-listing of the Company's shares from the Amex (totaling $83,000); and (iii) the warrant holders agreed to release and discharge the Company from any past, present or future liabilities and obligations arising from the de-listing from the Amex.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


COMMODITY PRICE RISK

The Company is engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold bullion is the Company's primary product and, as a result, changes in the price of gold could significantly affect the Company's results of operations and cash flows. According to current estimates, a $25 change in the price of gold could result in a $2.5 million annual effect on the results of operations and cash flows. The Company currently does not have a program for hedging, or otherwise manage its exposure to commodity price risk. The Company may in the future manage its exposure through hedging programs.



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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


(b)      Reports filed on Form 8-K during the quarter ended March 31, 2000

The Company filed with the Securities and Exchange Commission ("SEC") on January 16, 2001 a Form 8-K concerning the decision of the American Stock Exchange to delist the Company's shares from trading on the Amex effective January 26, 2001.

The Company also filed a Form 8-K with the SEC on January 19, 2001 announcing the closing of the agreement with Rio Tinto Mining and Exploration Limited relating to the private placement of 500,000 common shares of Golden Star at a price of $2.00 per share, and the earn-in joint venture agreement on the Paul Isnard gold project whereby Rio Tinto may earn up to a 70% interest in the project by spending $9.0 million on exploration and development of the property.

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


May 18, 2001