Form 10-Q
period 2001-06-30
GOLDEN STAR RESOURCES LTD
filed 2001-08-06
CIK 903571

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                   ----------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission file number 1-12284


                           GOLDEN STAR RESOURCES LTD.
             (Exact name of registrant as specified in its charter)

        Canada                                                 98-0101955
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                Identification No.)

        10579 Bradford Road, Suite 103
        Littleton, Colorado                                         80127
        (Address of principal executive office)                (Zip Code)


                                 (303) 830-9000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                      ---   ---


Number of Common Shares outstanding as of July 31, 2001:   41,259,076

================================================================================

                           GOLDEN STAR RESOURCES LTD.

                                      INDEX


Part I        Financial Information

              Item 1.  Financial Statements.......................................................................3

              Item 2. Management's Discussion and Analysis of Financial Condition,
                      Results of Operations and Recent Developments..............................................12

              Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................16

Part II       Other Information

              Item 1. Legal Proceedings..........................................................................16

              Item 6. Exhibits and Reports on Form 8-K...........................................................16


Signatures.......................................................................................................17

                  REPORTING CURRENCY AND FINANCIAL INFORMATION

All amounts in this Report are expressed in United States dollars, unless otherwise indicated. References to "Cdn"are to Canadian dollars.

Financial information is presented in accordance with accounting principles generally accepted in Canada. Differences between accounting principles generally accepted in the United States and those applied in Canada, as applicable to the Registrant, are explained in Note 7 to the Consolidated Financial Statements.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of the United States securities laws. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, capital expenditure, exploration efforts, financial needs, and other information that is not historical information. The forward-looking statements contained herein are based on Golden Star's current expectations and various assumptions as of the date such statements are made. Golden Star cannot give assurance that such statements will prove to be correct. These forward-looking statements include statements regarding: the impact that the Bogoso mine may have on our future liquidity, cash flows, financial requirements, operating results and capital resources; the operational and financial performance of the Bogoso mine; targets for gold production; cash operating costs and expenses; percentage increases and decreases in production from the Bogoso mine; schedules for completion of feasibility studies; potential increases or decreases in reserves and production; the timing and scope of future drilling and other exploration activities; expectations regarding receipt of permits and commencement of mining or production; anticipated recovery rates; and potential acquisitions or increases in property interests.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                           CONSOLIDATED BALANCE SHEETS
       (Stated in thousands of United States Dollars except share amounts)
                                   (Unaudited)

                                                                                              As of          As of
                                                                                             June 30,     December 31,
ASSETS                                                                                         2001           2000
                                                                                             ---------    ------------
CURRENT ASSETS
         Cash and short-term investments                                                     $   1,306    $        991
         Accounts receivable                                                                       589             976
         Inventories (Note 3)                                                                    9,177          10,805
         Other assets                                                                              255             188
                                                                                             ---------    ------------
                  Total Current Assets                                                          11,327          12,960

RESTRICTED CASH (Note 8)                                                                         3,515           4,147
NOTE RECEIVABLE                                                                                  1,884           1,918
ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 4)                                26,184          24,492
INVESTMENT IN OMAI GOLD MINES LIMITED                                                              557             625
MINING PROPERTIES (Net of accumulated depreciation of $10,034 and $9,111, respectively)          1,596           1,922
FIXED ASSETS (Net of accumulated depreciation of $4,356 and $3,508, respectively)                2,981           2,937
OTHER ASSETS                                                                                       471             468
                                                                                             ---------    ------------
                              Total Assets                                                   $  48,515    $     49,469
                                                                                             =========    ============

LIABILITIES

CURRENT LIABILITIES
         Accounts payable                                                                    $   4,141    $      2,565
         Accrued liabilities                                                                     1,632           1,727
         Accrued wages and payroll taxes                                                            99             238
         Current portion of long-term debt (Note 5)                                              3,780           3,978
                                                                                             ---------    ------------
                  Total Current Liabilities                                                      9,652           8,508

LONG-TERM DEBT (Note 5)                                                                          4,682           4,807
ENVIRONMENTAL REHABILITATION LIABILITY (Note 8)                                                  5,522           5,651
OTHER LIABILITIES                                                                                   --              19
                                                                                             ---------    ------------
                  Total Liabilities                                                             19,856          18,985

MINORITY INTEREST                                                                                3,532           4,444
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 6)
         First Preferred Shares, without par value, unlimited shares authorized. No
           shares issued.                                                                           --              --
         Common shares, without par value, unlimited shares authorized. Shares issued
         and outstanding: June 30, 2001 - 40,970,505; December 31, 2000 - 37,588,988           163,282         160,922
         Equity component of convertible debentures (Note 5c)                                    1,045           1,045

DEFICIT                                                                                       (139,200)       (135,927)
                                                                                             ---------    ------------
                  Total Shareholders' Equity                                                    25,127          26,040
                                                                                             ---------    ------------
                              Total Liabilities and Shareholders' Equity                     $  48,515    $     49,469
                                                                                             =========    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (Stated in thousands of United States Dollars except share amounts)
                                   (Unaudited)



                                                        Three Months     Three Months      Six Months        Six Months
                                                            Ended            Ended            Ended            Ended
                                                        June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                                        -------------    -------------    -------------    -------------
REVENUE
         Gold sales                                     $       6,602    $       8,815    $      11,280    $      17,508
         Interest and other                                       304              295              461              593
                                                        -------------    -------------    -------------    -------------
                                                                6,906            9,110           11,741           18,101


COSTS AND EXPENSES
         Mining operations                                      7,068            6,128           12,047           11,647
         Depreciation, depletion and amortization               1,002            2,363            1,824            4,527
         Exploration expense                                       10              300               70              660
         General and administrative                               591              703            1,541            1,253
         Loss/(Gain) on disposal of assets                         --              (41)               6              (74)
         Interest expense                                         225              254              453              510
         Foreign exchange gain                                    (47)            (207)             (32)            (204)
                                                        -------------    -------------    -------------    -------------
                                                                8,849            9,500           15,909           18,319
                                                        -------------    -------------    -------------    -------------

LOSS BEFORE THE UNDERNOTED                                     (1,943)            (390)          (4,168)            (218)

Omai preferred share redemption premium                            69              268               83              305
                                                        -------------    -------------    -------------    -------------
Profit/(loss) before minority interest                         (1,874)            (122)          (4,085)              87
Minority interest                                                 452              (34)             812             (313)
                                                        -------------    -------------    -------------    -------------

NET LOSS                                                       (1,422)            (156)          (3,273)            (226)

DEFICIT, BEGINNING OF THE PERIOD                             (137,778)        (121,116)        (135,927)        (121,046)
                                                        -------------    -------------    -------------    -------------

DEFICIT, END OF THE PERIOD                              $    (139,200)   $    (121,272)   $    (139,200)   $    (121,272)
                                                        =============    =============    =============    =============

BASIC AND DILUTED NET LOSS PER SHARE                    $       (0.04)   $       (0.00)   $       (0.08)   $       (0.01)
                                                        =============    =============    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING
    (in millions of shares)                                      39.7             37.6             38.8             37.5
                                                        =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)
                                   (Unaudited)



                                                                  Three Months     Three Months      Six Months        Six Months
                                                                     Ended            Ended            Ended            Ended
                                                                  June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                                                  -------------    -------------    -------------    -------------
OPERATING ACTIVITIES:
Net loss                                                          $      (1,422)   $        (156)   $      (3,273)   $        (226)

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
ACTIVITIES:
Depreciation, depletion and amortization                                  1,002            2,363            1,826            4,527
Convertible debenture accretion                                              52               52              104              104
Premium on Omai preferred share redemption                                  (69)            (269)             (83)            (305)
Non-cash compensation                                                        --               35               --               35
(Gain)/Loss on disposal of assets                                            --              (41)               6              (74)
Minority interest                                                          (452)              35             (812)             313
Restricted cash                                                           1,286               --              632               --
Change in note receivable                                                   (33)            (308)             (66)            (308)
Expenditures and other decreases in environmental
rehabilitation liability                                                    (44)            (248)            (129)            (420)
Change in other liabilities                                                  --               --               --               (2)
Changes in non-cash operating working capital:
         Accounts receivable                                                 42               63              387              746
         Inventories                                                      1,666              (99)           1,628             (902)
         Accounts payable and accrued liabilities                           109              (32)           1,342             (437)
         Other current assets                                              (122)               3              (67)              --
                                                                  -------------    -------------    -------------    -------------
Total changes in non-cash operating working capital                       1,695              (65)           3,290             (593)
                                                                  -------------    -------------    -------------    -------------
                 Net Cash Provided by Operating Activities                2,015            1,398            1,495            3,051
                                                                  -------------    -------------    -------------    -------------

INVESTING ACTIVITIES:
Expenditures on mineral properties, net of joint venture
recoveries                                                                 (992)            (686)          (1,692)          (2,152)
Expenditures on mining properties                                          (588)             (26)            (597)             (64)
Equipment purchases                                                        (345)            (540)            (953)          (1,381)
Omai preferred share redemption                                             120              492              151              558
Proceeds from sale of equipment                                              --               36               --               75
Other                                                                       (48)              16              (21)              18
                                                                  -------------    -------------    -------------    -------------
                 Net Cash Used in Investing Activities                   (1,853)            (708)          (3,112)          (2,946)
                                                                  -------------    -------------    -------------    -------------

FINANCING ACTIVITIES:
Repayment of debt                                                          (677)            (492)            (440)            (558)
Restricted cash                                                              --            1,000               --            1,000
Issuance of share capital, net of issue costs                             1,282               40            2,282              171
Other                                                                        90                1               90               --
                                                                  -------------    -------------    -------------    -------------
                 Net Cash Provided by Financing Activities                  695              549            1,932              613
                                                                  -------------    -------------    -------------    -------------

Increase in cash and short-term investments                                 857            1,239              315              718
Cash and short-term investments, beginning of period                        449            2,384              991            2,905
                                                                  -------------    -------------    -------------    -------------
Cash and short-term investments, end of period                    $       1,306    $       3,623    $       1,306    $       3,623
                                                                  =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
(Unaudited)

(All amounts are in thousands of United States Dollars, unless otherwise indicated)

These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and related notes included in the annual report on Form 10-K for the Company for the fiscal year ended December 31, 2000, on file with the Securities and Exchange Commission and with the Canadian securities commissions (hereinafter referred to as "the Company's 2000 10-K"). All amounts are in United States Dollars unless otherwise stated.

The unaudited financial statements for the six months ended June 30, 2001 and 2000, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

(1)          OPERATIONS AND GOING CONCERN

The Company's ability to continue as a going concern after 2001 is dependent on its ability to obtain funding for acquisitions and development projects during 2001. Mining at the Company's only producing mine (the Bogoso Mine in Ghana) is expected to be completed in the third quarter of 2001. While low-grade stock-pile material will allow the Bogoso mill to continue operating into early 2002, additional oxide ore reserves will be required by the beginning of 2002 to avoid mill closure. The Company signed agreements in May and June 2001 with various parties to acquire the Prestea property, contiguous with the Bogoso Mine, that contains mineralized material that, if acquired, would be expected to provide mill feed for several years into the future. Additional funding is required for this acquisition and, while the Company is currently engaged in financing negotiations, there is no assurance such funding can be obtained. Low gold prices continue to adversely affect the ability to obtain financing and therefore the Company's abilities to proceed with its current operational and development plans.

The Company may experience difficulties in satisfying its obligations under its convertible debentures if the Prestea acquisition is not completed, because the Bogoso Mine life is expected to be shorter than the term of the debentures. Currently, the Company anticipates production from the Bogoso Mine to continue until early 2002, while the term of the debentures is five years, maturing in August 2004. If the Company is unable to extend the mine life beyond its anticipated usefulness or is not successful in generating sufficient free cash flow from other operations or sources, the ability to repay amounts outstanding under the debentures would be materially and adversely affected.

The Company and Anvil, the minority interest holder in BGL, together were scheduled to make the interim payment to the Sellers of BGL on September 30, 2000 in the amount of $2.8 million. On November 9, 2000 the Company paid the Sellers $1.4 million of the $2.8 million due, and reached agreement with the Sellers that the balance, plus interest at 10% per annum, was to be paid by December 22, 2000. The Company has been in discussions with representatives of the Sellers, but the remaining balance and accrued interest is still unpaid. A second and final interim payment is due to the Sellers on September 30, 2001 in the amount of approximately $1.4 million. The total payment due on September, 30, 2001, including the $1.4 million due in 2000, accrued interest, and the final 2001 interim payment, is approximately $2.9 million.

The Company's shares were de-listed from the American Stock Exchange (Amex) on January 26, 2001. Although the Company has not experienced any material direct impact on its financial position, results of operations and liquidity as a result of the de-listing, the Company may, in the longer term, have more difficulty raising financing in the U.S. market. De-listing from the Amex triggered penalties on 1.5 million of outstanding warrants. During the second quarter of 2001, the warrants associated with the penalties were exercised and a cash penalty of $83,000 was paid to the warrant holders in final resolution of this matter.

The Company is exploring various transactions, which would enable it to have sufficient capital to continue its operations. The transactions being considered include the raising of debt, the issuance of new equity, establishment of additional joint ventures, mergers with other companies and the sale of property interests. Whether and to what extent alternative financing options are completed by the Company or its subsidiaries will depend on a number of factors including, among others, the successful acquisition of additional properties or projects, the price of gold and management's assessment of the capital markets. Although there can be no assurance that the Company will be successful in these actions, management believes that they will be able to conclude property acquisitions and to secure the necessary financing to enable the Company to continue as a going concern. These financial statements do not reflect going concern adjustments to the carrying value of assets and liabilities. If the going concern assumption were not appropriate, such adjustments could be material.

(2)          SUPPLEMENTAL CASH FLOW INFORMATION


                                                  Three Months     Three Months      Six Months        Six Months
                                                     Ended            Ended            Ended            Ended
                                                  June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                                  -------------    -------------    -------------    -------------
         Depreciation charged to projects            $  1             $  28             $  2            $  55
         Shares issued under stock bonus plan          --                --               --               35
         Shares issued upon conversion of              78                --               78              214
              convertible debentures
         Conversion of convertible debentures         (78)               --              (78)            (214)

(3)      INVENTORIES

                                                              June 30, 2001            December 31, 2000
                                                              -------------            -----------------
         Broken Ore                                               $ 2,651                   $ 2,736
         In-process                                                 1,065                     2,361
         Materials and Supplies                                     5,461                     5,708
                                                                  -------                   -------
                                                                  $ 9,177                   $10,805
                                                                  =======                   =======

(4)      ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS


                             Acquisition,
                             Deferred                                                  Property   Acquisition,
                             Exploration and                    Venture                Abandon-   Deferred
                             Development      Capitalized   Capitalized     Joint       ments     Exploration and
                             Costs as at      Exploration   Acquisition    Venture      Write-    Development Costs
                             Dec. 31, 2000    Expenditures  Expenditures  Recoveries    downs     as at June 30, 2001
                             ===============  ============  ============  ==========  ==========  ===================
SURINAME
   Gross Rosebel                $ 15,818        $   324        $ --         $ (96)       $ --          $ 16,046
                                --------        -------        ----         -----        ----          --------
Sub-total                         15,818            324          --           (96)         --            16,046
                                --------        -------        ----         -----        ----          --------
FRENCH GUIANA
(Guyanor Ressources S.A.)
   Paul Isnard                     5,827            603          --            --          --             6,430
                                --------        -------        ----         -----        ----          --------
Sub-total                          5,827            603          --            --          --             6,430
                                --------        -------        ----         -----        ----          --------
AFRICA
(Bogoso Gold Limited)
   Riyadh                            239             19          --            --          --               258
   Bogoso Sulfide                  2,608            764          --            --          --             3,372
     Other                            --             78          --            --          --                78
                                --------        -------        ----         -----        ----          --------
Sub-total                          2,847            861          --            --          --             3,708
                                --------        -------        ----         -----        ----          --------
TOTAL                           $ 24,492        $ 1,788        $ --         $ (96)       $ --          $ 26,184
                                ========        =======        ====         =====        ====          ========

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

(5)      LONG-TERM DEBT

                                                          June 30,    December 31
                                                            2001          2000
                                                          --------    -----------
    Note due Omai Mines Limited (Note 5a)                 $  1,227    $     1,378
    Amounts due Sellers of Bogoso Gold Ltd. (Note 5b)        2,871          2,781
    Convertible debentures (Note 5c)                         3,205          3,179
    Due financial institution (Note 5d)                        500            500
    Line of credit at BGL                                      659            947
                                                          --------    -----------
         Total Debt                                          8,462          8,785
    Less current portion                                    (3,780)        (3,978)
                                                          --------    -----------
         Long Term Debt                                   $  4,682    $     4,807
                                                          ========    ===========

(a)     NOTE DUE OMAI MINES LIMITED

On December 23, 1998 OGML advanced $3.2 million to the Company as an unsecured loan to be repaid as and when Class I preferred shares of OGML held by the Company are redeemed by OGML. The loan is non-interest bearing until September 30, 2010.

(b)    AMOUNTS DUE THE SELLERS OF BOGOSO GOLD LIMITED

The Bogoso Gold Limited ("BGL") purchase agreement provide for three payments to the Sellers of BGL, the first at the signing of the purchase agreement on September 30, 1999, the second on the first anniversary of the purchase agreement ("first interim payment") and the third on the second anniversary of the purchase agreement ("second interim payment"). The amounts of the two interim payments were dependent upon the average price of gold over the two years following the date of the purchase agreement.

The Company and Anvil, the minority interest holder in BGL, together were scheduled to make the first interim payment to the Sellers on September 30, 2000 in the amount of $2.8 million. On November 9, 2000 the Company paid the Sellers $1.4 million of the $2.8 million due, and reached agreement with the Sellers that the balance, plus interest at 10% per annum, was to be paid by December 22, 2000. To date this payment has not been made. The second interim payment is due September 30, 2001 in the amount of approximately $1.4 million. The total payment due the Sellers on September, 30, 2001, including the balance of the first interim payment and accrued interest and the second interim payment, is approximately $2.9 million.

(c)     CONVERTIBLE DEBENTURES

On August 24, 1999, the Company issued the principal amount of $4,155,000 in subordinated convertible debentures to raise financing for the acquisition of BGL. The debentures, which are convertible into common shares at a conversion price of $0.70 per share, mature on August 24, 2004 and bear interest at the rate of 7.5% per annum from the date of issue, payable semi-annually on February 15 and August 15, to the debenture-holders as of February 1 and August 1, respectively

                                                       Liability       Equity
                                                       Component      Component
                                                       ---------      ---------
         Balance at December 31, 2000                  $   3,179      $   1,045
         Conversion to shares                                (78)            --
         Accretion                                           104             --
                                                       ---------      ---------

         Balance at June 30, 2001                      $   3,205      $   1,045
                                                       =========      =========

(d)     DUE FINANCIAL INSTITUTION

Represents gold production related payments due to a financial institution retained in 1999 to provide bridge financing for the BGL purchase. The first payment of $0.25 million is due September 30, 2001, and the second and final payment of $0.25 million is due September 30, 2002.

(6)      CHANGES TO SHARE CAPITAL

During the six months ended June 30, 2001, the Company issued 3,381,517 shares for a total increase in share capital of $2.4 million. Details of the new shares are:

                                                   Dollar       Shares      Share
                                                   Amount       Issued      Price
                                                  --------    ----------   -------
              Private placement Rio Tinto         $  1,000       500,000   $  2.00
              Warrant exercise                       1,281     2,738,660   $  0.47
              Debenture conversion                      79       142,857   $  0.70
                                                  --------    ----------
                                                  $  2,360     3,381,517
                                                  ========    ==========

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

(c) Cdn GAAP requires that convertible debentures should be classified into their component parts, as either a liability or equity, in accordance with the substance of the contractual agreement. Under US GAAP, the convertible debenture would be classified entirely as a liability.

(d) The gains on subsidiaries' issuance of common shares recorded under Cdn GAAP in respect of the Guyanor public offering and the PARC private placement are not appropriate under US GAAP.

(e) The Company eliminated its accumulated deficit through the amalgamation (defined as a reorganization under US GAAP) effective May 15, 1992. Under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the write-off of certain deferred exploration costs described in (a) above.

(f) Under US GAAP, items such as foreign currency translation adjustments are required to be shown separately in derivation of Comprehensive Income.

(g) Under US GAAP, the fair value of warrants issued in connection with the credit facility that was arranged for, but not used to effect the purchase of BGL, is required to be expensed. Such costs were capitalized as part of the purchase cost of BGL for Canadian GAAP.

(h) For periods prior to May 15, 1992 the Company's reporting currency was the Canadian dollar. Financial statements for the periods prior to May 15, 1992 were translated onto United States dollars using a translation of convenience. US GAAP requires translation in accordance with the current rate method.

Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:

CONSOLIDATED STATEMENTS OF EARNINGS

                                                                               For the six months ended
                                                                            June 30, 2001    June 30, 2000
                                                                            -------------    -------------
Net loss under Canadian GAAP                                                $      (3,273)   $        (226)
Net affect of capitalized acquisition costs (a)                                        --          (11,301)
Net effect of the deferred exploration expenditures on loss
for the period (a)                                                                 (1,452)          (2,207)
Effect of capitalized acquisition costs net of related depletion (g)                  238              482
Other (b)(c)(f)                                                                       173              136
                                                                            -------------    -------------
Loss under US GAAP before minority interest adjustment                             (4,314)         (13,116)
Minority interest adjustment (a)(g)                                                   185              373
                                                                            -------------    -------------
Net loss under US GAAP                                                             (4,129)         (12,743)
Other comprehensive income foreign currency translation
adjustment (f)                                                                        (32)             204
                                                                            -------------    -------------
Comprehensive income                                                        $      (4,161)   $     (12,539)
                                                                            =============    =============
Basic and diluted net loss per share under US GAAP                          $       (0.11)   $       (0.34)
                                                                            =============    =============

The effect of the differences in accounting under Cdn GAAP and US GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEETS

                                                       As of June 30, 2001      As of December 31, 2000
                                                      ----------------------    -----------------------
                                                       US GAAP     Cdn GAAP      US GAAP      Cdn GAAP
                                                      ---------    ---------    ---------     ---------
Cash                                                  $   1,306    $   1,306    $     991     $     991
Other current assets                                     10,021       10,021       11,969        11,969
Restricted cash                                           3,515        3,515        4,147         4,147
Acquisition, deferred exploration and
    development (a)                                          --       26,184           --        24,492
Investment in OGML (b)                                       --          556           --           625
Mining properties (g)                                     1,284        1,596        1,371         1,922
Other assets                                              5,525        5,337        5,542         5,323
                                                      ---------    ---------    ---------     ---------
    Total Assets                                      $  21,651    $  48,515    $  24,020     $  49,469
                                                      =========    =========    =========     =========

Liabilities (c)                                       $  20,430    $  19,856    $  19,681     $  18,985
Minority interest  (a) (g)                                3,479        3,532        4,817         4,444
Share capital (e)                                       160,900      164,327      158,519       161,967
Cumulative translation adjustments (h)                    1,595           --        1,595            --
Accumulated comprehensive income (f)                       (361)          --         (329)           --
Deficit                                                (164,392)    (139,200)    (160,263)     (135,927)
                                                      ---------    ---------    ---------     ---------
    Total Liabilities and Shareholders' Equity        $  21,651    $  48,515    $  24,020     $  49,469
                                                      =========    =========    =========     =========


STATEMENTS OF CASH FLOWS

NET CASH PROVIDED BY (USED IN):

                                   OPERATING ACTIVITIES     INVESTING ACTIVITIES     FINANCING ACTIVITIES
                                  ----------------------   ----------------------    ---------------------
                                  U.S. GAAP    Cdn GAAP    U.S. GAAP    Cdn GAAP     U.S. GAAP   Cdn GAAP
                                  ---------    ---------   ---------    ---------    ---------   ---------
For the six months ended
     June 30, 2001                $     (64)   $   1,495   $  (1,553)   $  (3,112)   $   1,932   $   1,932
For the six months ended
     June 30, 2000                $   1,765    $   3,051   $  (1,660)   $  (2,946)   $     613   $     613

For the three months ended
     June 30, 2001                $     512    $   1,361   $    (350)   $  (1,199)   $     695   $     695
For the three months ended        $   1,463    $   1,396   $    (773)   $    (706)   $     549   $     549
     June 30, 2000

Operations by geographic area under US GAAP:

                              OPERATING REVENUES     NET LOSS      IDENTIFIABLE ASSETS
                              ------------------     --------      -------------------
For the six months ended
June 30, 2001
       South America              $     227          $   (981)          $    419
       Africa                        11,402            (2,067)            18,305
       Corporate                        112            (1,081)             2,927
                                  ---------          --------           --------
                                  $  11,741          $ (4,129)          $ 21,651
                                  =========          ========           ========

For the six months ended
June 30, 2000
       South America              $      23          $(12,904)          $    583
       Africa                        18,078              (670)            20,500
       Corporate                         --                21             10,758
                                  ---------          --------           --------
                                  $  18,101          $(12,743)          $ 31,841
                                  =========          ========           ========

(8)      COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL REGULATIONS

The Company is not aware of any events of material non-compliance in its operations with environmental laws and regulations which could have a material adverse effect on the Company's operations or financial condition. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. The estimated environmental rehabilitation liability for reclamation and closure costs at the Bogoso Mine at June 30, 2001 was $5.5 million.

RESTRICTED CASH

Upon the closing of the acquisition of BGL in 1999, the Company was required, under the acquisition agreement, to restrict $6.0 million in cash. These funds are to be used for the ongoing, final reclamation and closure costs relating to the Bogoso mine site. The withdrawal of these funds must be agreed to by the Sellers of BGL, who are ultimately responsible for the reclamation in the event of non-performance by Golden Star and Anvil. At June 30, 2001 there was $3.3 million of cash in this fund. In addition there was $0.2 million restricted under agreement with Rio Tinto to be used to fund exploration work on the Paul Isnard project in French Guiana during 2001.

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

At the Company's annual general meeting shareholders approved the issuance of 3,000,000 common shares of Golden Star to Anvil Mining NL ("Anvil") for the acquisition of all of Anvil's rights and obligations (including the outstanding note receivable) in Bogoso Gold Limited ("BGL") which includes Anvil's 20% equity share of BGL and Anvil's 22.2% share of the US$28 million owed to Golden Star and Anvil by BGL. Subject to the receipt of the Ghanaian governmental approval for the transaction and the final approval of the Toronto Stock Exchange in respect of the issuance of the common stock to Anvil, the transaction is expected to close in August 2001. Golden Star will then own 90% of BGL with the remaining 10% being owned by the Government of Ghana.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. The Management's Discussion and Analysis contains "forward-looking statements" that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. See the "Special Note Regarding Forward-Looking Statements" on page 2 of this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

A net loss of $1.4 million was incurred for the three months ended June 30, 2001 versus a loss of $0.2 million for the same three-month period in 2000. While depreciation, exploration expense, general and administrative costs and interest expense were lower than during the same three month period in 2000, lower gold revenues (resulting from lower ounces produced and lower gold prices) and higher mine operating costs were the main factors behind the larger loss during the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

The Company incurred a net loss of $3.3 million in the first six months of 2001, compared to a loss of $0.2 million in the same period during 2000. As with the three month period ended June 30, 2001, lower gold revenues, on lower but more costly mine production was the major factor contributing to the larger loss for the six months. Costs and expenses dropped to $15.9 million for the six months versus $18.3 million during the first six months of 2000. Depreciation was sharply lower, reflecting lower gold output and a lower depreciable assets cost basis at December 31, 2000. The Bogoso depreciable assets were reduced by $2.7 million in December 2000 when it became apparent that gold prices were trending lower than initially anticipated, which, per the terms of the Bogoso purchase agreement resulted in a lower ultimate cost for the property. Lower exploration costs reflect the closure of exploration offices in 2000. General and administrative costs for the first six months were $0.3 million higher than during the same period in 2000. Severance pay, as the Company continued to downsize its corporate overhead, and recognition of a bad debt in the six months of 2001 accounted for most of the increase versus the same period in 2000.

BOGOSO GOLD LIMITED

Gold output from the Bogoso Mine totaled 24,694 ounces in the second quarter of 2001, down from 31,626 ounces in the same period of 2000 yielding revenues of $6.6 million versus $8.8 million during the second quarter of 2000. Lower mill recovery rates (49.7% in the second quarter of 2001 versus 66% in the second quarter of 2000) associated with the transition ore processed in the second quarter of 2001 and lower gold prices ($267 per ounce in the second quarter of 2001 versus $279 per ounce a year earlier ) caused the drop. Second quarter cash costs averaged $280 per ounce as compared to $187 in the same quarter of 2000.

For the first six months of 2001, the Bogoso mine shipped 42,506 ounces of gold, down from 62,063 in the same period last year. While mill throughput was essentially the same this period as last year, mill feed grades were lower (2.62 g/t in 2001 versus 2.77 g/t in the 2000 period), and recoveries for the first six months of 2001 declined from the same period in 2000 due to the increased complexity of the ores milled in 2001 and the problems encountered in commissioning the new mill modifications in the first quarter of 2001. Cash operating costs cost averaged $274 per ounce during the first six months of 2001, while the comparable figure for 2000 was $185 per ounce. Total cash costs averaged $282 for the six months versus $194 during the first six months in 2000.

Mining activity on the Bogoso property is now scheduled to end in the third quarter of 2001. It is then expected that stock-piled material will be used as mill feed source through early 2002. Ore from the Prestea property could be available as Bogoso mill feed source within a month following completion of the Prestea purchase. Prestea ore would be processed ahead of stock pile material should it become available before the stock-pile ores are exhausted.

Work on the Sulfide Project Feasibility Study is almost complete, but it is expected that, on the closing of the Prestea acquisition (expected to be in August 2001), the study will be expanded to include the sulfide mineralized material from the Buesichem pit in the north of the Prestea property.

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

On January 17, 2001, Rio Tinto purchased, by way of a private placement, 500,000 common shares of Golden Star at a price of $2.00 per common share, for total proceeds of $1 million. The Company has committed to advance all of the proceeds to Guyanor. Of the $1.0 million total, $0.75 million will be used to fund a work program in 2001 on the Paul Isnard gold project and $0.25 million will be used to partially fund the cost of a re-organization of Guyanor, aimed at reducing ongoing costs.

Exploration spending by Guyanor totaled $0.6 million in the first six months of 2001, all of which was related to the Paul Isnard Joint venture. Comparative spending in the first six months of 2000 included $1.0 million of total spending less $0.6 million of joint venture recoveries.

Guyanor Ressources, announced in July that Mr. Carlos Bertoni, president of Guyanor for the last nine years has resigned to pursue other interests. Subsequently Mr. Michel Juilland was elected to the board of directors of Guyanor Ressources and appointed president of Guyanor.

SURINAME

Activities in Suriname focused on the Gross Rosebel gold project during the first six months of 2001. The Gross Rosebel project is held as a 50/50 joint venture with Cambior. Total spending at the Gross Rosebel project, amounted to $0.3 million in the first six months of 2001, off-set by joint venture recoveries of $0.1 million. This compares to Suriname project spending of $0.4 million and joint venture recoveries of $0.2 million in the same period of 2000.

The Company's believes that the Gross Rosebel project could be profitably developed in a low gold price environment by applying a low cost heap leach processing approach. A portion of the 2001 budgeted expenditures are expected to relate to a revised feasibility study, to be conducted by Cambior, for a lower cost, smaller scale operation at the Gross Rosebel property.

At such time as the decision may be made to proceed with the development of Gross Rosebel, the Company will evaluate various funding alternatives including the issuance of debt or equity securities or the sale of other assets to fund its share of the development costs.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company held cash and short-term investments of $1.3 million and working capital of $1.7 million. Respectively these figures were changed from $1.0 million and $4.5 million at December 31, 2000. Lower inventory levels, and an increase in payables as compared to December 31, 2000 accounted for most of the reduction in working capital. Operating activities generated $1.5 million of cash in the first six months of 2001 versus $3.1 million for the same period of 2000. Lower gold revenue on lower gold prices and lower shipments were the major contributing factors to the decline.

Cash used in investing activities increased to $3.1 million for the six months ended June 30, 2001, up from $2.9 million in the first six months of 2000. The lower spending on capitalized exploration in Ghana and lower capital equipment purchases at the Bogoso Mine were more than offset by spending on mine property and lower Omai preferred share redemptions.

Cash provided by financing activities totaled $1.9 million during the first six months of 2001. The Rio Tinto private placement in January 2001 provided $1.0 million and warrant exercises in May and June yielded $1.3 million. Repayment of Omai debt and reductions in the Bogoso line of credit balance used $0.4 million of cash during the first six months of 2001.

The Company had $3.3 million of cash at June 30, 2001, which is restricted, in accordance with the BGL acquisition agreement, to be used for environmental rehabilitation at the Bogoso Mine. Additionally $0.2 million of cash was restricted under terms of the agreement with Rio Tinto, to fund 2001 work on the Paul Isnard project later in the year. Cash needs for corporate purposes and to maintain the various exploration projects in South America were met during the six months by distributions from the Bogoso Mine in Ghana and from warrant exercises.

The Company's ability to continue as a going concern after 2001 is dependent on its ability to obtain funding for acquisitions and development projects during 2001. Mining at the Company's only producing mine (the Bogoso Mine) is expected to be completed in the third quarter of 2001. While low-grade stockpile material will allow the Bogoso mill to continue operating into early 2002, additional ore reserves will be required by the beginning of 2002 to avoid mill closure. The Company signed agreements in May and June 2001 with various parties to acquire the Prestea property, contiguous with the Bogoso Mine, which contains mineralized material that, if acquired, would be expected to provide mill feed for several years into the future. Additional funding is required for this acquisition and, while the Company is currently engaged in financing negotiations, there is no assurance that such funding can be obtained.

The Company and Anvil, the minority interest holder in BGL, together were required to make payment to the Sellers of BGL on September 30, 2000 in the amount of $2.8 million. The amount of the payment was determined using a formula in the purchase agreement, which incorporates the average price of gold during the twelve months ended September 30, 2000. On November 9, 2000 the Company paid to the Sellers $1.4 million of the $2.8 million due, and reached agreement with the Sellers that the balance, plus interest at 10% per annum, was to be paid by December 22, 2000. As of the date of this report, the Company is in discussions with the representatives of the Sellers, but the remaining balance and accrued interest has still not been paid.

A second and final interim payment is due to the Sellers on September 30, 2001 in the amount of approximately $1.4 million. The total payment due on September, 30, 2001, including the $1.4 million due in 2000, accrued interest thereon and the final 2001 interim payment, is approximately $2.9 million. In addition a $250,000 payment, based upon gold production is due to a financial institution, also on September 30, 2001

OUTLOOK

While mining operations at the Bogoso Mine are expected to end in the third quarter of 2001, stockpiled ores should allow the mill to continue operations into early 2002. Budget projections indicate that the Bogoso Mine should generate sufficient cash flow during 2001 to meet its own needs as well as to distribute minor amounts of cash to other entities within the Company. The Company's planned exploration and development spending during 2001 is primarily for completion of the feasibility study on the Bogoso sulfide project, exploration work at the Paul Isnard property in French Guiana, and the new feasibility study at Gross Rosebel in Suriname. The Company signed agreements in May and June 2001 with various parties to acquire the Prestea property, contiguous with the Bogoso Mine, which contains mineralized material that, if acquired, would be expected to provide mill feed for several years into the future. Additional funding is required for this acquisition and, while the Company is currently engaged in financing negotiations, there is no assurance that such funding can be obtained.

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

PENALTIES ARISING FROM THE AMEX DE-LISTING

De-listing from the Amex in January 2001 triggered penalties on 1.5 million of outstanding warrants. During the second quarter of 2001, the warrants associated with the penalties were exercised and a cash penalty of $83,000 was paid to the warrant holders in final resolution of this matter.

ANVIL BUYOUT

At the Company's annual general meeting shareholders approved the issuance of 3,000,000 common shares of Golden Star to Anvil Mining NL ("Anvil") for the acquisition of all of Anvil's rights and obligations in BGL which includes Anvil's 20% equity share of BGL and Anvil's 22.2% share of the US$28 million owed to Golden Star and Anvil by BGL. Subject to the receipt of the Ghanaian governmental approval for the transaction and the final approval of the Toronto Stock Exchange in respect of the issuance of the common stock to Anvil, the transaction is expected to close in August 2001. Golden Star will then own 90% of BGL with the remaining 10% being owned by the Government of Ghana.

SUBSEQUENT EVENTS

NEW PRESIDENT AT GUYANOR

The Company's 73% owned subsidiary, Guyanor Ressources, announced in July that Mr. Carlos Bertoni, president of Guyanor for the last nine years has resigned to pursue other interests. Subsequently Mr. Michel Juilland was elected to the board of directors of Guyanor Ressources and appointed president of Guyanor.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports filed on Form 8-K during the quarter ended June 30, 2001

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


August 6, 2001