Form 10-Q
period 2001-09-30
GOLDEN STAR RESOURCES LTD
filed 2001-11-14
CIK 903571

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

                For the quarterly period ended September 30, 2001

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


                                 (303) 830-9000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X    No
    ---      ---



Number of Common Shares outstanding as of October 31, 2001:   48,178,122

================================================================================

                           GOLDEN STAR RESOURCES LTD.

                                      INDEX

Part I    Financial Information

          Item 1.  Financial Statements.............................................3

          Item 2. Management's Discussion and Analysis of Financial Condition,
                  Results of Operations and Recent Developments....................13

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk......20

Part II   Other Information

          Item 1. Legal Proceedings................................................20

          Item 4. Submission of Matters to a Vote of Security Holders..............20

          Item 6. Exhibits and Reports on Form 8-K.................................21

Signatures.........................................................................22

                  REPORTING CURRENCY AND FINANCIAL INFORMATION

All amounts in this Report are expressed in United States dollars, unless otherwise indicated. References to "Cdn" are to Canadian dollars. Financial information is presented in accordance with accounting principles generally accepted in Canada. Differences between accounting principles generally accepted in the United States and those applied in Canada, as applicable to the Registrant, are explained in Note 7 to the Consolidated Financial Statements.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of the United States securities laws. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, capital expenditure, exploration efforts, financial needs, and other information that is not historical information. The forward-looking statements contained herein are based on Golden Star's current expectations and various assumptions as of the date such statements are made. Golden Star cannot give assurance that such statements will prove to be correct. These forward-looking statements include statements regarding: the impact that mining from the Bogoso and Prestea properties may have on our future liquidity, cash flows, financial requirements, operating results and capital resources; the operational and financial performance of mining from the Bogoso and Prestea properties; targets for gold production; cash operating costs and expenses; percentage increases and decreases in production from the Bogoso and Prestea properties; schedules for completion of feasibility studies; potential increases or decreases in reserves and production; the timing and scope of future drilling and other exploration activities; expectations regarding receipt of permits and commencement of mining or production; anticipated recovery rates; and potential acquisitions or increases in property interests.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                           CONSOLIDATED BALANCE SHEETS
       (Stated in thousands of United States Dollars except share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                As of           As of
                                                                                            September 30,   December 31,
ASSETS                                                                                          2001           2000
                                                                                            -------------   ------------
CURRENT ASSETS
         Cash and short-term investments                                                      $      40      $     991
         Accounts receivable                                                                        918            976
         Inventories (Note 3)                                                                     8,902         10,805
         Other current assets                                                                       251            188
                                                                                              ---------      ---------
                  Total Current Assets                                                           10,111         12,960

RESTRICTED CASH (Note 8)                                                                          3,365          4,147
NOTE RECEIVABLE                                                                                      --          1,918
ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 4)                                 18,645         24,492
INVESTMENT IN OMAI GOLD MINES LIMITED                                                               400            625
MINING PROPERTIES (Net of accumulated amortization of $10,444 and $9,111, respectively)           3,084          1,922
FIXED ASSETS (Net of accumulated depreciation of $4,723 and $3,508, respectively)                 2,660          2,937
OTHER ASSETS                                                                                        513            468
                                                                                              ---------      ---------
                  Total Assets                                                                $  38,778      $  49,469
                                                                                              =========      =========

LIABILITIES

CURRENT LIABILITIES
         Accounts payable                                                                     $   3,280      $   2,565
         Accrued liabilities                                                                      2,251          1,727
         Accrued wages and payroll taxes                                                            116            238
         Current portion of long-term debt (Note 5)                                               4,195          3,978
                                                                                              ---------      ---------
                  Total Current Liabilities                                                       9,842          8,508

LONG-TERM DEBT (Note 5)                                                                           3,923          4,807
ENVIRONMENTAL REHABILITATION LIABILITY (Note 8)                                                   5,479          5,651
OTHER LIABILITIES                                                                                    --             19
                                                                                              ---------      ---------
                  Total Liabilities                                                              19,244         18,985

MINORITY INTEREST                                                                                 1,781          4,444
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 6)
         First Preferred Shares, without par value, unlimited shares authorized
           No shares issued                                                                          --             --
         Common shares, without par value, unlimited shares authorized. Shares issued
         and outstanding: September 30, 2001 - 44,373,361; December 31, 2000 - 37,588,988       164,908        160,922
         Equity component of convertible debentures (Note 5c)                                     1,045          1,045

DEFICIT                                                                                        (148,200)      (135,927)
                                                                                              ---------      ---------
                  Total Shareholders' Equity                                                     17,753         26,040
                                                                                              ---------      ---------
                         Total Liabilities and Shareholders' Equity                           $  38,778      $  49,469
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

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (Stated in thousands of United States Dollars except share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                      Three Months      Three Months      Nine Months       Nine Months
                                                         Ended             Ended              Ended             Ended
                                                      September 30,     September 30,     September 30,     September 30,
                                                      -------------     -------------     -------------     -------------
                                                          2001              2000              2001              2000
                                                      ------------      ------------      ------------      ------------
REVENUE
         Gold sales                                   $      5,676      $      7,729      $     16,956      $     25,237
         Interest and other                                    180                13               641               606
                                                      ------------      ------------      ------------      ------------
                                                             5,856             7,742            17,597            25,843

COSTS AND EXPENSES
         Mining operations                                   5,612             5,422            17,659            17,069
         Depreciation, depletion and amortization              777             1,551             2,601             6,078
         Exploration expense                                    28               209                98               869
         General and administrative                            560             1,003             2,101             2,256
         Abandonment and impairment of mineral
         properties                                          8,103             1,750             8,103             1,750
         Loss/(Gain) on disposal of assets                      --               (18)                6               (92)
         Interest expense                                      117               197               570               707
         Foreign exchange gain                                   1               (83)              (31)             (287)
                                                      ------------      ------------      ------------      ------------
                                                            15,198            10,031            31,107            28,350
                                                      ------------      ------------      ------------      ------------

LOSS BEFORE THE UNDERNOTED                                  (9,342)           (2,289)          (13,510)           (2,507)

Omai preferred share redemption premium                        189               139               272               444
                                                      ------------      ------------      ------------      ------------
Loss before minority interest                               (9,153)           (2,150)          (13,238)           (2,063)

Minority interest                                              153               461               965               148
                                                      ------------      ------------      ------------      ------------

NET LOSS                                                    (9,000)           (1,689)          (12,273)           (1,915)

DEFICIT, BEGINNING OF THE PERIOD                          (139,200)         (121,272)         (135,927)         (121,046)
                                                      ------------      ------------      ------------      ------------

DEFICIT, END OF THE PERIOD                            $   (148,200)     $   (122,961)     $   (148,200)     $   (122,961)
                                                      ============      ============      ============      ============

BASIC AND DILUTED NET LOSS PER SHARE                  $      (0.21)     $      (0.04)     $      (0.31)     $      (0.05)
                                                      ============      ============      ============      ============

Weighted Average Shares Outstanding
    (in millions of shares)                                   42.3              37.6              40.0              37.5
                                                      ============      ============      ============      ============

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

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                Three Months      Three Months      Nine Months        Nine Months
                                                                    Ended             Ended             Ended              Ended
                                                                September 30,     September 30,     September 30,     September 30,
                                                                -------------     -------------     -------------     -------------
                                                                     2001              2000              2001              2000
                                                                -------------     -------------     -------------     -------------
OPERATING ACTIVITIES:
Net loss                                                        $      (9,000)    $      (1,689)    $     (12,273)    $      (1,915)

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
ACTIVITIES:
Depreciation, depletion and amortization                                  777             1,551             2,604             6,078
Convertible debenture accretion                                            52                88               157               192
Premium on Omai preferred share redemption                               (189)             (139)             (272)             (444)
Non-cash employee compensation                                             --               (35)               --                --
Abandonment and impairment of mineral properties                        8,103             1,750             8,103             1,750
(Gain)/Loss on disposal of assets                                          --               (18)                6               (92)
Minority interest                                                        (153)             (461)             (965)             (148)
Restricted Cash                                                           150                --               782             1,000
Change in note receivable                                                 (23)              115               (88)             (193)
Expenditures and other decreases in environmental
rehabilitation liability                                                  (43)             (470)             (172)             (890)
Change in other liabilities                                                --                (2)               --                (4)
Changes in non-cash operating working capital:
      Accounts receivable                                                (329)             (181)               58               565
      Inventories                                                         275                83             1,903              (819)
      Accounts payable and accrued liabilities                           (225)             (589)            1,117            (1,026)
      Other current assets                                                  4                --               (63)               --
                                                                -------------     -------------     -------------     -------------
Total changes in non-cash operating working capital                      (275)             (687)            3,014            (1,280)
                                                                -------------     -------------     -------------     -------------
         Net Cash Provided by (Used in) Operating Activities             (601)                3               897             4,054
                                                                -------------     -------------     -------------     -------------


INVESTING ACTIVITIES:
Expenditures on mineral properties, net of joint venture
recoveries                                                               (564)             (558)           (2,256)           (2,710)
Expenditures on mining properties                                        (266)               --              (863)              (64)
Equipment purchases                                                       (46)             (445)             (999)           (1,826)
Omai preferred share redemption                                           346               255               497               813
Proceeds from sale of equipment                                            --                18                --                93
Other                                                                     (40)               --               (64)               18
                                                                -------------     -------------     -------------     -------------
         Net Cash Used in Investing Activities                           (570)             (730)           (3,685)           (3,676)
                                                                -------------     -------------     -------------     -------------

FINANCING ACTIVITIES:
Repayment of debt                                                        (346)             (255)             (497)             (813)
Issuance of share capital, net of issue costs                              --                --             2,282               171
Other                                                                     251                --                52                --
                                                                -------------     -------------     -------------     -------------
         Net Cash Provided by (Used in) Financing Activities              (95)             (255)            1,837              (642)
                                                                -------------     -------------     -------------     -------------

Decrease in cash and short-term investments                            (1,266)             (982)             (951)             (264)
Cash and short-term investments, beginning of period                    1,306             3,623               991             2,905
                                                                -------------     -------------     -------------     -------------
Cash and short-term investments, end of period                  $          40     $       2,641     $          40     $       2,641
                                                                =============     =============     =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
(UNAUDITED)
(All amounts are in thousands of United States Dollars, unless otherwise indicated)

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

The unaudited consolidated financial statements for the three and nine months ended September 30, 2001 and 2000, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows on a basis consistent with that of the prior audited consolidated financial statements. Some prior period amounts have been restated to conform with current presentation.

(1) ONGOING OPERATIONS

Significant progress was made in the third quarter and early in the fourth quarter of 2001 (See Note 10, Subsequent Events, below) in alleviating some of the Company's going concern considerations. Progress on the acquisition of the Prestea property adjoining the Bogoso gold mine in Ghana (owned by Bogoso Gold Limited ("BGL"), the Company's 90%-owned subsidiary), commencement of mining at Prestea, a modest improvement in gold prices, and the announcement of cash proceeds to come from the sale of the Gross Rosebel property have provided or will provide the Company with an extended life and a stronger cash position. Cash from the Gross Rosebel sale will allow payment of past-due amounts due the Sellers of Bogoso and reduction of other liabilities during the fourth quarter. Even so, it is expected that additional outside funding will be required in the fourth quarter and early 2002 to replenish working capital in both Ghana and at the Corporate level and to allow cash flow from mining on the Prestea property to flow into expanded exploration, development and acquisition efforts.

The Company is actively exploring various financial transactions, which would enable it to build on the progress of the last few months. The transactions being considered include the raising of debt, the issuance of new equity, establishment of additional joint ventures, mergers with other companies and the further sale of property interests. Whether and to what extent alternative financing options are completed by the Company or its subsidiaries will depend on a number of factors including, among others, the successful acquisition of additional properties or projects, the price of gold and management's assessment of the capital markets. Although there can be no assurance that the Company will be successful in these actions, management believes that they will be able to conclude property acquisitions and to secure the necessary financing to enable the Company to continue as a going concern. These financial statements do not reflect going concern adjustments to the carrying value of assets and liabilities. If the going concern assumptions were not appropriate, such adjustments could be material.

The Company and Anvil Mining NL ("Anvil"), until September 2001 the 20% shareholder in BGL, together were scheduled to make the interim payment to the Sellers of BGL on September 30, 2000 in the amount of $2.8 million. On November 9, 2000 the Company paid the Sellers $1.4 million of the $2.8 million due, and reached agreement with the Sellers that the balance, plus interest at 10% per annum, was to be paid by December 22, 2000. To date, the remaining balance and accrued interest is still unpaid. A second and final interim payment was due to the Sellers on September 30, 2001 in the amount of approximately $1.3 million. The total payment due on September 30, 2001, including the $1.4 million due from 2000, plus accrued interest, and the final 2001 interim payment, was approximately $2.8 million. An agreement was reached with the Sellers in October 2001, which defers the $2.8 million payment until November 30, 2001.

(2)          SUPPLEMENTAL CASH FLOW INFORMATION

                                             Three Months     Three Months      Nine Months       Nine Months
                                                Ended             Ended            Ended             Ended
                                            September 30,     September 30,    September 30,     September 30,
                                            -------------     -------------    -------------     -------------
                                                 2001              2000             2001              2000
                                            -------------     -------------    -------------     -------------
Depreciation charged to projects            $           1     $         (11)   $           3     $          44
Shares issued under stock bonus plan                   --                --               --                35
Shares issued upon conversion of
    convertible debentures                            216                --              294               214
Conversion of convertible debentures                 (216)               --             (294)             (214)
Adjustment to minority interest for note
    receivable                                        (50)               --             (150)           (1,399)
Repayment of note receivable from
    minority interest                                  50                --              150             1,399
Final adjustment of amount due to the
    Sellers of BGL                                    (86)               --              (86)               --
Mining properties                                      86                --               86                --
Anvil buyout transactions:
    Minority interest buyout                       (1,549)               --           (1,549)               --
    Stock issued for minority interest              1,410                --            1,410                --
    Mining properties purchase                     (1,718)               --           (1,718)               --
    Extinguishment of note receivable               1,857                --            1,857                --


(3) INVENTORIES

                                                   September 30, 2001         December 31, 2000
                                                   ------------------         -----------------
Broken Ore                                                $2,067                   $ 2,736
In-process                                                 1,496                     2,361
Materials and Supplies                                     5,339                     5,708
                                                          ------                   -------
                                                          $8,902                   $10,805
                                                          ======                   =======


(4) ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS

                                                                                                               Acquisition,
                             Acquisition,                                                                       Deferred
                               Deferred                                                                        Exploration
                             Exploration                                                       Property            and
                                  &                                                            Abandon-        Development
                             Development    Capitalized     Capitalized        Joint            ments/         Costs as of
                             Costs as at    Exploration     Acquisition        Venture          Write-        September 30,
                            Dec. 31, 2000   Expenditures    Expenditures     Recoveries          downs             2001
                            -------------   -------------   -------------   -------------    -------------    -------------
SURINAME
   Gross Rosebel            $      15,818   $         456   $          --   $        (158)   $      (8,103)   $       8,013
FRENCH GUIANA
(GUYANOR RESSOURCES S.A.)
   Paul Isnard                      5,827             951              --              --               --            6,778
AFRICA
(BOGOSO GOLD LIMITED)
   Riyadh                             239              15              --              --               --              254
   Bogoso Sulfide                   2,608             853              --              --               --            3,461
     Other                             --             139              --              --               --              139
                            -------------   -------------   -------------   -------------    -------------    -------------
TOTAL                       $      24,492   $       2,414   $          --   $        (158)   $      (8,103)   $      18,645
                            =============   =============   =============   =============    =============    =============

The recoverability of amounts shown for acquisition, deferred exploration and development costs is dependent upon the sale or discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the development, and upon future profitable production or proceeds from the disposition thereof. The amounts deferred represent costs to be charged to operations in the future and do not necessarily reflect the present or future values of the properties. See Note 10, Subsequent Events, below.

(5) LONG-TERM DEBT

                                                      September 30,     December 31,
                                                           2001             2000
                                                      -------------    -------------
Note due Omai Gold Mines Limited ("OGML") (Note 5a)   $         881    $       1,378
Amounts due to the Sellers of BGL (Note 5b)                   2,803            2,781
Convertible debentures (Note 5c)                              3,042            3,179
Due financial institution (Note 5d)                             500              500
Line of credit at BGL                                           892              947
                                                      -------------    -------------
     Total Debt                                               8,118            8,785
Less current portion                                         (4,195)          (3,978)
                                                      -------------    -------------
     Long-Term Debt                                   $       3,923    $       4,807
                                                      =============    =============

(a) NOTE DUE OMAI GOLD MINES LIMITED

On December 23, 1998, OGML advanced $3.2 million to the Company as an unsecured loan to be repaid as and when Class I preferred shares of OGML held by the Company are redeemed by OGML. The loan is non-interest bearing until September 30, 2010. Subsequent redemption of preferred shares has reduced the liability to the amount shown. See Note 10, Subsequent Events, below.

(b) AMOUNTS DUE TO THE SELLERS OF BOGOSO GOLD LIMITED

The BGL purchase agreement provide for three payments to the Sellers of BGL, the first at the signing of the purchase agreement on September 30, 1999, the second on the first anniversary of the purchase agreement ("first interim payment") and the third on the second anniversary of the purchase agreement ("second interim payment"). The amounts of the two interim payments were dependent upon the average price of gold over the two years following the date of the purchase agreement.

The Company and Anvil, as of the acquisition the minority interest holder in BGL, together were scheduled to make the interim payment to the Sellers of BGL on September 30, 2000 in the amount of $2.8 million. On November 9, 2000 the Company paid the Sellers $1.4 million of the $2.8 million due, and reached agreement with the Sellers that the balance, plus interest at 10% per annum, was to be paid by December 22, 2000. To date, the remaining balance and accrued interest is still unpaid. A second and final interim payment was due to the Sellers on September 30, 2001 in the amount of approximately $1.3 million. The total payment due on September 30, 2001, including the $1.4 million due from 2000, plus accrued interest, and the final 2001 interim payment, was approximately $2.8 million. An agreement was reached with the Sellers in October 2001 which defers the $2.8 million payment until November 30, 2001.

(c) CONVERTIBLE DEBENTURES

On August 24, 1999, the Company issued the principal amount of $4,155,000 in subordinated convertible debentures to raise financing for the acquisition of BGL. The debentures, which are convertible into common shares at a conversion price of $0.70 per share, mature on August 24, 2004 and bear interest at the rate of 7.5% per annum from the date of issue, payable semi-annually on February 15 and August 15, to the debenture-holders as of February 1 and August 1, respectively. To September 30, 2001, $657,000 of the principal amount of the debentures has been converted into common shares.

                                      Liability        Equity
                                      Component       Component
                                      ---------       ---------
Balance at December 31, 2000          $ 3,179          $ 1,045
Conversion to shares                     (294)              --
Accretion                                 157               --
                                      -------          -------
Balance at September 30, 2001         $ 3,042          $ 1,045
                                      =======          =======

(d) DUE FINANCIAL INSTITUTION

This amount represents gold production related payments due to a financial institution retained in 1999 to provide bridge financing for the BGL purchase. The first payment of $0.25 million was due September 30, 2001, and the second and final payment of $0.25 million is due September 30, 2002. An agreement was reached with the financial institution in October 2001 to extend the due date of the first payment to November 30, 2001.


(6) CHANGES TO SHARE CAPITAL

During the nine months ended September 30, 2001, the Company issued 6,784,373 shares for a total increase in share capital of $3.9 million. Details of the increases to share capital are:

                                      Dollar             Shares              Share
                                      Amount             Issued              Price
                                    ----------         ----------         ----------
Private placement Rio Tinto         $    1,000            500,000         $     2.00
Warrant exercise                         1,281          2,738,660         $     0.47
Purchase of Anvil's 20%
  interest in BGL                        1,410          3,000,000         $     0.47
Debenture conversion                       294            545,713         $     0.70
                                    ----------         ----------         ----------
                                    $    3,986          6,784,373         $     0.59
                                    ==========          =========         ==========


(7) GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with generally accepted accounting principles in the United States. Differences which materially affect these consolidated financial statements are:

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


Had the Company followed GAAP in the United States, certain items on the statements of operations and balance sheets would have been reported as follows:

CONSOLIDATED STATEMENTS OF EARNINGS                                       For the nine months ended
                                                                  September 30, 2001    September 30, 2000
                                                                  ------------------    ------------------
Net loss under Canadian GAAP                                        $     (12,273)         $      (1,915)
Net affect of capitalized acquisition costs(a)                                 --                (11,301)
Net effect of the deferred exploration expenditures on loss
    for the period(a)                                                       6,201                 (1,004)
Effect of capitalized acquisition costs net of related                        312                    575
depletion(g)
Other(b)(c)(f)                                                                368                    211
                                                                    -------------          -------------
Loss under US GAAP before minority interest adjustment                     (5,392)               (13,434)
Minority interest adjustment(a)(g)                                            204                    (36)
                                                                    -------------          -------------
Net loss under US GAAP                                                     (5,188)               (13,470)
Other comprehensive income - foreign currency translation
    adjustment(f)                                                             (31)                   287
                                                                    -------------          -------------
Comprehensive income                                                $      (5,219)         $     (13,183)
                                                                    =============          =============
Basic and diluted net loss per share under US GAAP                  $       (0.13)         $       (0.36)
                                                                    =============          =============


The effect of the differences in accounting under Cdn GAAP and US GAAP on the balance sheets and statements of cash flows are as follows:

BALANCE SHEETS
                                                     As of September 30, 2001  As of December 31, 2000
                                                     ------------------------  -----------------------
                                                       US GAAP     Cdn GAAP      US GAAP      Cdn GAAP
                                                      ---------    ---------    ---------    ---------
Cash                                                  $      40    $      40    $     991    $     991
Other current assets                                     10,071       10,071       11,969       11,969
Restricted cash                                           3,365        3,365        4,147        4,147
Acquisition, deferred exploration and
    development(a)                                           --       18,645           --       24,492
Investment in OGML(b)                                        --          400           --          625
Mining properties(g)                                      2,847        3,084        1,371        1,922
Other assets                                              3,339        3,173        5,542        5,323
                                                      ---------    ---------    ---------    ---------
         Total Assets                                 $  19,662    $  38,778    $  24,020    $  49,469
                                                      =========    =========    =========    =========

Liabilities(c)                                        $  19,698    $  19,244    $  19,681    $  18,985
Minority interest(a)(g)                                   1,589        1,781        4,817        4,444
Share capital(e)                                        162,591      165,953      158,519      161,967
Cumulative translation adjustments(h)                     1,595           --        1,595           --
Accumulated comprehensive income(f)                        (360)          --         (329)          --
Deficit                                                (165,451)    (148,200)    (160,263)    (135,927)
                                                      ---------    ---------    ---------    ---------
         Total Liabilities and Shareholders' Equity   $  19,662    $  38,778    $  24,020    $  49,469
                                                      =========    =========    =========    =========

STATEMENTS OF CASH FLOWS

NET CASH PROVIDED BY (USED IN):    OPERATING ACTIVITIES    INVESTING ACTIVITIES    FINANCING ACTIVITIES
                                   --------------------    --------------------    --------------------
                                   U.S. GAAP   Cdn GAAP    U.S. GAAP   Cdn GAAP    U.S. GAAP   Cdn GAAP
                                   ---------   --------    ---------   --------    ---------   --------
For the nine months ended
     September 30, 2001             $  (881)    $   897     $(1,907)    $(3,685)    $ 1,837     $ 1,837
For the nine months ended
     September 30, 2000             $ 2,188     $ 4,054     $(1,810)    $(3,676)    $  (642)    $  (642)

For the three months ended
     September 30, 2001             $  (819)    $  (601)    $  (352)    $  (570)    $   (95)    $   (95)
For the three months ended
     September 30, 2000             $  (581)    $     3     $  (146)    $  (730)    $  (255)    $  (255)

Operations by geographic area under US GAAP:

                                OPERATING                        IDENTIFIABLE
                                REVENUES          NET LOSS          ASSETS
                                ---------         --------       ------------
For the nine months ended
September 30, 2001
       South America             $    350         $ (1,601)        $    380
       Africa                      17,141           (2,526)          18,883
       Corporate                      106           (1,061)             399
                                 --------         --------         --------
                                 $ 17,597         $ (5,188)        $ 19,662
                                 ========         ========         ========

For the nine months ended
September 30, 2000
       South America             $     28         $(12,989)        $    637
       Africa                      25,815             (284)          18,292
       Corporate                       --             (197)           9,664
                                 --------         --------         --------
                                 $ 25,843         $(13,470)        $ 28,593
                                 ========         ========         ========

(8) COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL REGULATIONS

The Company is not aware of any events of material non-compliance in its operations with environmental laws and regulations which could have a material adverse effect on the Company's operations or financial condition. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. The estimated environmental rehabilitation liability for reclamation and closure costs at the Bogoso Mine at September 30, 2001 was $5.5 million.

RESTRICTED CASH

Upon the closing of the acquisition of BGL in 1999, the Company was required, under the acquisition agreement, to restrict $6.0 million in cash. These funds are to be used for the ongoing, final reclamation and closure costs relating to the Bogoso mine site. The withdrawal of these funds must be agreed to by the Sellers of BGL, who are ultimately responsible for the reclamation in the event of non-performance by Golden Star and Anvil. At September 30, 2001, the balance of cash in this fund was $3.4 million.

PAYMENT TO THE SELLERS OF BOGOSO GOLD LIMITED

Under the terms of the agreement for the acquisition of BGL, the Company could also be liable for a further payment of $2.0 million to the Sellers of BGL, if it is determined that the reserve acquisition linked payment has been triggered. This payment is triggered, as defined in the agreement, if mineable reserves equivalent to 50,000 ounces of gold (as determined by reference to the Australasian JORC Code) are acquired prior to September 30, 2001, for processing at the Bogoso mill. This determination has not yet been made.

(9) RELATED PARTIES

During 1999, the Company, in conjunction with Anvil, acquired BGL. The current President and CEO of the Company, Peter J. Bradford, is also a Director of Anvil and this relationship constitutes a related party. Based on the heads of agreement with Anvil to effect the BGL acquisition, the Company provided Anvil with a promissory note for their share of the purchase price and also a note for their share of the acquisition costs. On April 4, 2001 the Company announced that it had entered into an agreement to acquire Anvil's 20% equity interest in BGL in return for the issuance of 3,000,000 common shares of Golden Star.

At the Company's annual general meeting shareholders approved the issuance of 3,000,000 common shares of Golden Star to Anvil for the acquisition of all of Anvil's rights and obligations (including the outstanding note receivable) in BGL which included Anvil's 20% equity share of BGL and Anvil's 22.2% share of the US$28 million owed to Golden Star and Anvil by BGL. This transaction closed in September 2001. With the closing, Golden Star now owns 90% of BGL with the remaining 10% being owned by the Government of Ghana. Upon the completion of the purchase of Anvil's 20% ownership of BGL, Anvil's related party status has been terminated.

(10) SUBSEQUENT EVENTS

On October 31, 2001 the Company announced that it had reached agreement with Cambior on a series of transactions to rationalize the Company's property holdings in the Guiana Shield in South America including the Gross Rosebel and other exploration properties in Suriname, the Omai mine in Guyana and various exploration properties in French Guiana. These are as follows:

(i) Golden Star has agreed to sell its 50% interest in the Gross Rosebel Project in Suriname to Cambior for a total purchase consideration of $8.0 million in cash plus a price participation royalty on the first seven million ounces of future gold production from the Gross Rosebel Project, to be determined and paid on a quarterly basis. Cambior, which currently owns a 50% interest in the Gross Rosebel property, will own 100% upon completion of the transaction. The Gross Rosebel purchase consideration will comprise $5.0 million to be paid as a lump sum at closing, projected to be by November 30, 2001, plus three payments of $1.0 million each to be paid no later than the second, third, and fourth anniversaries of closing. The price participation royalty will be equal to the excess of the average market price for gold for each quarter above a hurdle gold price multiplied by 10% of the gold production for the quarter, less the 2% royalty payable in Suriname. For soft ores, the hurdle gold price will be $300 per ounce. For hard ores, the hurdle gold price will be $350 per ounce.

As a result of the planned disposition of the Gross Rosebel Project as described, the Company has recorded an impairment of the carrying value of Gross Rosebel of $8.1 million in the quarter ended September 30, 2001.

(ii) In addition, Golden Star will transfer its 100% interest in the Headley's Reef and Thunder Mountain properties, which are located south and east of the Gross Rosebel Project, to Cambior for $1.00 plus conditional future payments totaling $1.0 million that are triggered by Cambior commencing commercial mining operations from these properties.

(iii) Golden Star has agreed to sell to Cambior its 30 percent equity interest and preferred shares in OGML, which operates the Omai gold mine in Guyana, in consideration for the assumption by Cambior of the $0.9 million unpaid portion of the non-interest bearing loan made to Golden Star by OGML in December 1998. Cambior currently owns 65% of OGML and will own 95% upon completion of the transaction.

(iv) Cambior has agreed to transfer its 50% interest in the Yaou and Dorlin properties in French Guiana and its 100% interest in the Bois Canon property, also in French Guiana, to Golden Star. (The Yaou and Dorlin properties are currently owned 50% by Cambior and 50% by Guyanor.)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Golden Star incurred a net loss of $9.0 million during the three months ended September 30, 2001 versus a loss of $1.7 million for the same period in 2000. An $8.1 million impairment expense, related to the planned sale of the Company's interest in the Gross Rosebel property in Suriname, was the major factor responsible for the higher loss in the third quarter of 2001. Third quarter 2001 depreciation, exploration expense, general and administrative costs and interest expense were lower than during the same three month period in 2000, reflecting the Company's continued commitment to reduce overhead and other costs. Gold revenues dropped to $5.7 million in the third quarter of 2001, down from $7.7 million in the same period of the prior year, due to lower ounces sold and to lower realized gold prices. Lower gold production was largely a function of lower gold recovery rates associated with the metallurgically complex transition ore processed in the third quarter of the current year versus the more easily milled oxide ores milled in the third quarter of 2000. Realized gold prices averaged $272 per ounce in the current year's third quarter versus $277 per ounce a year earlier.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company incurred a net loss of $12.3 million in the first nine months of 2001, compared to a loss of $1.9 million in the same period of 2000. A non-cash impairment provision at the Gross Rosebel property and lower gold revenue, were the major factors contributing to the larger loss for the nine months. See Subsequent Events below, for additional discussion concerning the sale of the Gross Rosebel property. Revenues for the first nine months of 2001 declined to $17.6 million, down from $25.8 million in the same period of 2000. Lower gold recovery from the more difficult transition ore processed at the Bogoso mill during 2001 was primarily responsible for the drop in output and revenues. Lower realized gold prices also contributed to lower revenues with realized gold price averaging $268 for the first nine months of 2001 versus $282 for the first nine months of 2000.

Depreciation was sharply lower than in the same period of 2000, reflecting lower gold output and a lower depreciable assets cost basis. Bogoso property depreciable assets were reduced by $2.7 million in December 2000 when it became apparent that gold prices were trending lower than initially anticipated, which, per the terms of the Bogoso purchase agreement, resulted in a lower ultimate cost basis for the property. Lower exploration costs reflect the closure of exploration offices in late 2000 and early 2001. General and administrative costs for the first nine months fell $0.2 million from the same period a year earlier as efforts continue to reduce corporate overheads.

BOGOSO GOLD LIMITED

Gold output from the Bogoso Mine totaled 20,825 ounces in the third quarter of 2001, down from 27,899 ounces in the same period of 2000, yielding gold revenues of $5.7 million in the quarter this year versus $7.7 million during the third quarter of 2000. Lower mill recovery rates (37.8% in the third quarter of 2001 versus 65.9% in the third quarter of 2000) associated with the transition ore processed in the third quarter of 2001 and lower gold prices ($272 per ounce in the third quarter of 2001 versus $277 per ounce a year earlier) caused the drop in revenue. Third quarter cash costs averaged $268 per ounce as compared to $196 in the same quarter of 2000. A majority of the increase in unit cost was related to lower unit output versus the same period a year earlier.

For the first nine months of 2001, the Bogoso mine shipped 63,331 ounces of gold, down from 89,448 ounces in the same period last year. Mill throughput for the nine months was down 5.5% from the same period of 2000. While mill feed grades actually increased from the prior year (2.96 g/t in 2001 versus 2.60 g/t in the 2000), mill recoveries declined from 65.5% to 44.4% in the first nine months of the current year. Increased complexity of the ores milled in 2001 and the problems encountered in commissioning the new mill modifications in the first quarter of 2001 were responsible for the drop in recovery. Cash operating costs averaged $273 per ounce during the first nine months of 2001, while the comparable figure for 2000 was $191 per ounce. Total cash costs averaged $281 for the nine months versus $202 during the first nine months in 2000. As with the quarter, lower unit output was the major factor contributing to higher unit costs for the nine months versus 2000.

In mid-September, the Company obtained the necessary mining permits to gain access to the Buesichem deposit in the northern portion of the Prestea property, located adjacent to the Bogoso mine, and immediately began mining operations. The Company received a mining lease for the surface resources on the Prestea property on June 29, 2001, and closed the Prestea related transaction with Barnato Exploration Limited on October 2, 2001. The transaction with Prestea Gold Resources Limited is expected to close in late November 2001. Plans are for the Prestea property to provide 100% of the Bogoso mill feed before the end of the fourth quarter of 2001 and for mining at the Bogoso property to phase out by year-end 2001. It is also expected that the new Prestea ore can be processed through the Bogoso mill with significantly higher recoveries than experienced with the Bogoso transition ores processed over the last few quarters. The higher recoveries are, in turn, expected to yield higher production rates and lower unit costs than experienced in the last few quarters.

The Bogoso Sulfide Feasibility Study, essentially completed in the third quarter of 2001, will be revised in 2002 to include the new sulfide materials in the north end of the Prestea property, but with the completion of access to the Prestea property, it is now expected that a sulfide mining operation as envisioned in the Sulfide Feasibility Study may be deferred for a number of years until the lower-cost, non-refractory ores now available on the Prestea property are exhausted.

GUYANOR RESSOURCES S.A.

On January 10, 2001, the Company and Guyanor announced that a heads of agreement had been concluded between Guyanor and Rio Tinto, with respect to the Paul Isnard gold project in French Guiana. Under the terms of the agreement, Rio Tinto could earn a participating interest of up to 70% in a joint venture relating to the Paul Isnard property, by spending a total of $9.0 million on exploration and development on the Paul Isnard property.

On January 17, 2001, Rio Tinto purchased, by way of a private placement, 500,000 common shares of Golden Star at a price of $2.00 per common share, for total proceeds of $1 million. The Company committed to advance all of the proceeds to Guyanor. Of the $1.0 million total, $0.75 million was used to fund a work program during the first eight months of 2001 on the Paul Isnard gold project and $0.25 million was used to partially fund the cost of a re-organization of Guyanor, aimed at reducing ongoing costs.

The Rio Tinto-funded work on the Paul Isnard project was completed in August 2001. Based upon its review of the project results, Rio Tinto announced in September 2001 that it was opting to withdraw from the heads of agreement and would not fund additional exploration efforts. Guyanor management has since met with other potential exploration partners. While certain potential partners have expressed interest in funding additional work on the Paul Isnard property, such work would likely not proceed until the end of the rainy season in the spring of 2002 at the earliest. Guyanor plans to maintain its exploration rights to the Paul Isnard property and to continue searching for joint venture partners.

Exploration spending by Guyanor totaled $1.0 million in the first nine months of 2001, all of which was related to the Paul Isnard joint venture. Comparative spending in the first nine months of 2000 included $1.1 million of total spending (mainly at the Dachine project) less $0.7 million of joint venture recoveries.

Guyanor announced in July that Mr. Carlos Bertoni, president of Guyanor for the last nine years has resigned to pursue other interests. Subsequently, Mr. Michel Juilland was elected to the board of directors of Guyanor and appointed president of Guyanor. In early November 2001, Guyanor announced the resignation of two of Guyanor's nine directors. This reduces the number of Guyanor directors to a level more consistent with the boards of other junior exploration companies, in the light of continuing low gold prices. Under Mr. Juilland's direction, Guyanor has turned its attention to evaluating the feasibility of small scale gold production from certain of the higher grade mineralized zones located on the various properties Guyanor holds in French Guiana.

SURINAME

Activities in Suriname focused on the Gross Rosebel gold project during the first nine months of 2001. The Gross Rosebel project is held as a 50/50 joint venture with Cambior Inc. Total spending at the Gross Rosebel project amounted to $0.5 million in the first nine months of 2001, off-set by joint venture recoveries of $0.2 million. This compares to Suriname project spending of $0.4 million and joint venture recoveries of $0.1 million in the same period of 2000.

In October 2001, Golden Star announced that an agreement had been reached to sell its 50 percent interest in the Gross Rosebel property, and other mineral properties adjacent to the Gross Rosebel property, to Cambior, and to acquire certain properties from Cambior in French Guiana as part of the transaction. The transaction is expected to close by November 30, 2001. Because the cash to be received from this sale is less than the carrying value, the Company recorded an impairment expense of $8.1 million at September 30, 2001 See Subsequent Events, below.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company held cash and short-term investments of $0.04 million and working capital of $0.3 million. Respectively these figures were down from $1.0 million and $4.5 million at December 31, 2000. Lower inventory levels, and an increase in payables as compared to December 31, 2000 accounted for most of the reduction in working capital. Operating activities generated $0.9 million of cash in the first nine months of 2001 versus $4.1 million for the same period of 2000. Lower gold revenues resulting from lower gold prices and lower production were the major contributing factors to the decline. Lower draw downs of restricted cash from the environmental fund also contributed to lower operating cash flow in the first nine months of 2001.

Cash used in investing activities totaled $3.7 million for the nine months ended September 30, 2001, essentially unchanged from the same period of 2000. Year-to-date 2001 investing items include $2.3 million of exploration spending, $1.0 million of new plant and equipment purchase at the Bogoso mine and the $0.5 million initial payment to PGR as part of the Prestea property acquisition. The Company also acquired, in a non-cash transaction, an additional $1.7 million of mineral properties at Bogoso as a result of its purchase of Anvil's 20% interest in BGL.

Financing activities provided a net $1.8 million during the first nine months of 2001. The Rio Tinto private placement provided $1.0 million in January 2001 and warrant exercises in May and June yielded an additional $1.3 million of cash. Repayment of Omai debt and reductions in the Bogoso line of credit balance used $0.5 million of cash during the first nine months of 2001.

The Company had $3.4 million of restricted cash at September 30, 2001, which is restricted in accordance with the BGL acquisition agreement, to be used for environmental rehabilitation at the Bogoso Mine. Cash needs for corporate purposes and to maintain the various exploration projects in South America were met during the nine months by distributions from Bogoso and from warrant exercises.

The Company and Anvil, at the time a minority interest holder in BGL, together were required to make payment to the Sellers of BGL on September 30, 2000 in the amount of $2.8 million. The amount of the payment was determined using a formula in the purchase agreement, which incorporates the average price of gold during the twelve months ended September 30, 2000. On November 9, 2000 the Company paid to the Sellers $1.4 million of the $2.8 million due, and reached agreement with the Sellers that the balance, plus interest at 10% per annum, was to be paid by December 22, 2000. A second and final interim payment came due to the Sellers on September 30, 2001 in the amount of approximately $1.3 million. The total payment due on September 30, 2001, including the $1.4 million due in 2000, plus accrued interest thereon, and the final 2001 interim payment, is approximately $2.8 million. During October 2001 an agreement was reached with the Sellers that deferred payment of the $2.8 million to November 30, 2001.

Under the terms of the agreement for the acquisition of BGL, the Company could also be liable for a further payment of $2.0 million to the Sellers of BGL, if it is determined that the reserve acquisition linked payment has been triggered. This payment is triggered, as defined in the agreement, if mineable reserves equivalent to 50,000 ounces of gold (as determined by reference to the Australasian JORC Code) are acquired prior to September 30, 2001, for processing at the Bogoso mill. This determination has not yet been made.

In addition a $0.25 million payment, based upon gold production levels, was due to a financial institution, also on September 30, 2001. An agreement was reached with the financial institution in October 2001 to defer payment of the $0.25 million to November 30, 2001.

The Guiana Shield transactions, specifically the payment for the sale of the Company's interest in Gross Rosebel, described in Subsequent Events below, will generate $5.0 million in cash and these transactions are expected to close by November 30, 2001, providing the cash for the payment to the Sellers of BGL and for the gold production payment.

Management is currently negotiating with financial institutions to provide additional working capital at both the corporate level and at Bogoso. In addition, improvements in operating cash flows are also expected as the Prestea ores begin to flow through the Bogoso mill.

OUTLOOK

With the completion of the purchase of Anvil's 20% interest in BGL in September 2001, completion of the various Prestea acquisition transactions and sale of the interest in Gross Rosebel (as part of the Guiana Shield transactions) in the fourth quarter of 2001 (see Subsequent Events, below) the Company's near term focus will be four fold: (i) to quickly establish profitable ore production from the Prestea property to improve operating cash flows; (ii) to use cash from the sale of the Gross Rosebel interest to reduce liabilities; (iii) continued evaluation and acquisition of additional gold properties that complement the Company's proven capabilities in West Africa; and (iv) to seek funding for additional working capital and property acquisitions.

In years prior to 2000, the Company relied primarily on the capital markets to fund its acquisitions, operations and exploration activities. The current market for gold shares continues to be weak and conventional equity capital is difficult to obtain. But, as the Company demonstrated in 1999 through its capital raising activities (from the issuance of shares and convertible debentures), it is somewhat easier to raise funds to acquire producing mining assets compared with the challenge of raising capital primarily for exploration. The Company will continue to explore various possibilities for raising capital, which might include, among other things, the establishment of additional joint ventures, the sale of property interests, debt financing and the issuance of additional equity.

Whether and to what extent alternative financing options are completed by the Company or its subsidiaries will depend on a number of factors including, among others, the successful acquisition of additional properties or projects, the price of gold and management's assessment of the capital markets. Assurance cannot be provided that additional funding will be available. Although the Company has been successful in the past in obtaining financing though partnership arrangements and through sale of equity securities, there can be no assurance in the future that adequate financing can be obtained on acceptable terms. If the Company is unable to obtain such additional financing, the Company may need to delay, or indefinitely postpone, further exploration and development of its properties. As a result the Company may lose its interest in some projects and may be obliged to sell some properties. The loss of any of its interests in exploration and mining properties would give rise to write-offs, under Canadian GAAP, of any capitalized costs and this would negatively impact the results of operations. The impact would also be shown in reduction of the assets in the balance sheet, which in turn may reduce the Company's ability to raise additional funds from equity or debt sources.

OTHER MATTERS

ANVIL BUYOUT

At the Company's annual general meeting in June 2001 shareholders approved the issuance of 3,000,000 common shares of Golden Star to Anvil for the acquisition of all of Anvil's rights and obligations in BGL which includes Anvil's 20% equity share of BGL and Anvil's 22.2% share of the $28 million owed to Golden Star and Anvil by BGL. This transaction was consummated on September 6, 2001. Following this transaction, Golden Star holds a 90% interest in BGL and 100% of the debt owed by BGL. The remaining 10% equity interest is held by the Government of Ghana.

In addition to the common shares offered in the transaction, the Company agreed to cancel its note receivable from Anvil, which stood at $1.9 million immediately prior to the transaction. The stock and note together brought the total purchase price of Anvil's 20% interest to $3.3 million and resulted in an increase in mining properties assets of $1.7 million.

PRESTEA PROPERTY TRANSACTIONS

During 2001, the Company has progressed a number of transactions which, in total, have given the Company access to the Prestea gold property, immediately adjoining the Bogoso property in Ghana. As a result of entering into an agreement with Prestea Gold Resources Limited ("PGR"), PGR surrendered its lease over the Prestea property in June 2001. On June 29, 2001, the Government of Ghana granted BGL a new 30-year mining lease over the surface of the Prestea property, under which BGL has the right to mine the surface resources at Prestea down to a depth of 200 vertical meters. In June 2001, the Company entered into a binding agreement with Barnato Exploration Limited ("Barnex"), whereby the Company acquired certain subsidiaries of Barnex and Barnex abandoned its rights to the Prestea property. In September, following the completion and acceptance of an environmental impact statement for the Buesichem deposit at the north of the Prestea property, BGL received a mining permit and immediately commenced mining operations and the first Prestea ores were processed through the Bogoso processing plant in mid-October 2001.

Under the PGR transaction, the Company agreed to pay $2.1 million in cash to PGR, of which $0.5 million has already been advanced to PGR. Closing of the transaction and payment of the remaining $1.6 million is expected by the end of the year and financing is now being arranged. The Company has the option, until 180 days after closing of the transaction, to acquire a 35% interest in PGR, which holds the mining lease on the Prestea property below 200 meters and operates the underground mine, by the payment of a further $1.9 million to PGR. Under the transaction, on exercise of the option, the Company would also be entitled to manage the PGR operations. The mining rights below a depth of 200 vertical meters were granted to PGR in a separate mining lease, also granted on June 29, 2001.

Pursuant to the agreement with Barnex, Golden Star issued Barnex 3,333,333 common shares at a deemed price of $0.60 per share and 1,333,333 warrants to subscribe for Golden Star common shares at a price of $0.70 per share for three years. In addition, Golden Star agreed to pay a royalty to Barnex on the first 1,000,000 ounces of production from Bogoso and Prestea. The royalty will vary, according to a gold price formula, from a minimum of $6.00 per ounce at gold prices less than $260 per ounce to a maximum of $16.80 per ounce at gold prices at or above $340 per ounce.

SUBSEQUENT EVENTS

CLOSING OF THE BARNEX TRANSACTION

On October 2, 2001, the Barnex transaction closed with the issuance to Barnex of 3,333,333 common shares of Golden Star at a deemed price of $0.60 per share and 1,333,333 warrants to subscribe for Golden Star common shares at a price of $0.70 per share for three years.

MEASURED AND INDICATED MINERAL RESOURCE AT BOGOSO-PRESTEA

On October 2, 2001, the Company announced the following mineral resources at combined Bogoso-Prestea:






MEASURED AND INDICATED MINERAL RESOURCES

         Material                               Tonnes            Grade (g/t)         Contained Ounces
         --------                               ------            -----------         ----------------
         Oxide                                   3,776,000              2.83                   343,000
         Transition                              2,292,000              3.31                   243,900
         Primary                                 3,952,000              3.20                   406,800
         Refractory Sulfide                     10,716,000              3.52                 1,212,000
                                                ----------              ----                 ---------
         Total                                  20,736,000              3.31                 2,205,700
                                                ==========              ====                 =========

MEASURED MINERAL RESOURCES

         Material                               Tonnes            Grade (g/t)         Contained Ounces
         --------                               ------            -----------         ----------------
         Oxide                                   1,029,000              3.12                   103,100
         Transition                                797,000              3.43                    87,700
         Primary                                 1,177,000              3.62                   136,800
         Refractory Sulfide                      6,767,000              3.75                   816,800
                                                 ---------              ----                 ---------
         Total                                   9,770,000              3.64                 1,144,400
                                                 =========              ====                 =========

INDICATED MINERAL RESOURCES

         Material                               Tonnes            Grade (g/t)         Contained Ounces
         --------                               ------            -----------         ----------------
         Oxide                                   2,747,000              2.72                   239,900
         Transition                              1,495,000              3.25                   156,200
         Primary                                 2,775,000              3.03                   270,000
         Refractory Sulfide                      3,949,000              3.11                   395,200
                                                ----------              ----                 ---------
         Total                                  10,966,000              3.01                 1,061,300
                                                ==========              ====                 =========

NOTES TO THE MINERAL RESOURCE STATEMENT:

         1. The Mineral Resource Statement has been prepared in accordance with the definitions and guidelines of the Canadian Institute of Mining, Metallurgy and Petroleum definitions and guidelines adopted in August 2000, and the stated Total Measured and Indicated Resource is equivalent to Mineralized Material as defined by the US Securities and Exchange Commission.

         2. The Mineral Resource Statement was prepared by geoscientists working for Golden Star with the assistance of a number of specialist consultants under the supervision of Mr. S. Mitchel Wasel an employee of Golden Star, who following the acquisition of the Bogoso gold mine in 1999 was appointed Exploration Manager for BGL. Mr. Wasel is a qualified geologist with 13 years of experience in gold and base metal exploration and is a Member of the Australasian Institute of Mining and Metallurgy. Mr. Wasel is the Company's Qualified Person.

         3. An independent technical report required by the Canadian Securities Administrators for compliance with Canadian National Instrument 43-101 is being prepared under the supervision of Mr. Keith McCandlish, P.Geol. of Associated Mining Consultants Ltd. Mr. McCandlish satisfies the requirements of a Qualified Person defined in NI 43-101.

         4. The "oxide", "transition", and "primary" portions of the Mineral Resource are non-refractory and amenable to processing in the existing Bogoso processing plant. The "refractory sulfide" portion of the Mineral Resource is metallurgically complex and would only be amenable to processing using refractory ore processing methods. Golden Star has substantially completed a detailed feasibility study for the upgrading of the Bogoso processing plant for the processing of refractory ores using a stirred tank bio-oxidation method, which has been shown by metallurgical testing to be economically viable.

         5. The Mineral Resources have been determined using a cut-off grade based on (i) a gold price of US$300 per ounce, and (ii) mining and processing costs and recoveries actually being achieved at Bogoso, or derived from appropriate test work.

         6. The Mineral Resources are reported as in-situ Mineral Resources with no allowance for mining dilution or mining loss.

         7. Individual one-meter assay results have been subjected to a top cut equal to the 97.5 percentile of the relevant database. The one-meter intersection grades have then been composited into two-meter averages for geostatistical modeling using either ordinary Kriging or inverse distance squared algorithms. .

         8. The Mineral Resource Statement incorporates work that was undertaken by Golden Star and work carried out by previous owners of the Bogoso and Prestea properties. The work carried out by the Company has been submitted to a quality control program comprised of rigorous controls on the site and a program of duplication and re-evaluation of analysis and control samples, including verification of 10% of the samples originating in the mineralized zone. The majority of samples, approximately

                  90%, were processed in independent laboratories with the remaining samples analyzed at Golden Star's on-site laboratory at Bogoso. All analysis was done using a fire assay pre-concentration with either atomic absorption or gravimetric finishes.

                  The work carried out by others has been vetted and validated by independent consultants and has been verified by Golden Star. This verification has confirmed that the work was submitted to a quality control program comprised of rigorous controls on the site and a program of duplication and re-evaluation of analysis and control samples, including verification of 10% of the samples originating in the mineralized zone. The majority of samples, approximately 90%, were processed in independent laboratories using the fire assay technique with an atomic absorption finish. Any drill results that could not be verified or did not meet the above criteria were excluded from the Mineral Resource determination.


         9. The geology of the Bogoso and Prestea properties is broadly similar and is as reported in Golden Star's Form 10-K filing to the US Securities and Exchange Commission. There is however a subtle change in the mineralization between that found on the northern part of the Prestea concession (and the Bogoso Concession) with that on the southern portion of the Prestea concession. The broad "crush zone" with refractory sulfides at depth, characteristic of the northern mineralization, is replaced by more discrete, higher-grade, shear type mineralization, with non-refractory sulfides at depth, in the south.

GUIANA SHIELD TRANSACTIONS

On October 31, 2001 the Company announced that it had reached agreement with Cambior on a series of transactions rationalizing the Company's property holdings in the Guiana Shield in South America including the Gross Rosebel and other exploration properties in Suriname, the Omai mine in Guyana and various exploration properties in French Guiana.

More specifically, Golden Star has agreed to sell its 50% interest in the Gross Rosebel Project in Suriname to Cambior for a total purchase consideration of $8.0 million in cash plus a price participation royalty on the first seven million ounces of future gold production from the Gross Rosebel Project, to be determined and paid on a quarterly basis. Cambior, which currently owns a 50% interest in the Gross Rosebel property, will own 100% upon completion of the transaction.

The Gross Rosebel purchase consideration will comprise $5.0 million to be paid as a lump sum at closing, projected to be by November 30, 2001, plus three payments of $1.0 million each to be paid no later than the second, third, and fourth anniversaries of closing. The price participation royalty will be equal to the excess of the average market price for gold for each quarter above a hurdle gold price multiplied by 10% of the gold production for the quarter, less the 2% royalty payable in Suriname. For soft ores, the hurdle gold price will be $300 per ounce. For hard ores, the hurdle gold price will be $350 per ounce.

As the Company was carrying the Gross Rosebel property at $16.1 million, an impairment expense of $8.1 million was recorded at September 30, 2001.

In addition Golden Star will transfer its 100 percent interest in the Headley's Reef and Thunder Mountain properties, which are located south and east of the Gross Rosebel Project, to Cambior for $1.00 plus conditional future payments totaling $1.0 million that are triggered by Cambior commencing commercial mining operations from these properties.

Golden Star has agreed to sell to Cambior its 30 percent equity interest and preferred shares in OGML, which operates the Omai gold mine in Guyana, in consideration for the assumption by Cambior of the $0.9 million unpaid portion of the non-interest bearing loan made to Golden Star by OGML in December 1998. Cambior currently owns 70 percent of OGML and will own 100 percent upon completion of the transaction.

Cambior has agreed to transfer its 50 percent interest in the Yaou and Dorlin properties in French Guiana and its 100 percent interest in the Bois Canon property, also in French Guiana, to Golden Star. It should be noted that the Yaou and Dorlin properties are currently owned 50% by Cambior and 50% by Guyanor.

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

COMMODITY PRICE RISK

The Company is engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold bullion is the Company's primary product and, as a result, changes in the price of gold could significantly affect the Company's results of operations and cash flows. According to current estimates, a $25 change in the price of gold could result in a $2.5 million annual effect (or approximately $0.05 per share) on the results of operations and cash flows. The Company has elected not to enter into a program for hedging, or to otherwise manage its exposure to commodity price risk. The Company may in the future manage its exposure through hedging programs.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual and Special General Meeting of the Shareholders of the Company held on June 27, 2001, shareholders were asked to (i) elect six directors, Messrs. James Askew, Peter Bradford, David Fagin, Ian MacGregor, Ernest Mercier and Robert Stone; (ii) approve the re-appointment of auditor; (iii) approve the issuance by the Company of 3,000,000 common shares to Anvil; and (iv) approve the issuance by the Company of up to 20,000,000 common shares in one or more private placements during the twelve-month period commencing June 27, 2001.

(i) Votes cast in the election of directors were as follows:

                                                           For                                Withheld
                                                           ---                                --------
    James Askew                                         28,002,786                             121,425
    Peter Bradford                                      28,002,786                             121,425
    David Fagin                                         28,002,786                             121,425
    Ian MacGregor                                       28,002,786                             121,425
    Ernest Mercier                                      28,002,786                             121,425
    Robert Stone                                        28,002,786                             121,425

(ii) Votes cast for the appointment of PricewaterhouseCoopers LLP, Chartered Accountants as auditor of the Company until the next annual general meeting of shareholders at a remuneration to be fixed by the directors:

                     For                                 Against                              Withheld
                     ---                                 -------                              --------
                  27,023,219                                0                                 103,742

(iii) Votes cast to approve the issuance of 3,000,000 common shares to Anvil:

                     For                                 Against                              Withheld
                     ---                                 -------                              --------
                  9,894,218                              405,122                              116,433

(iv) Votes cast to approve the issuance of up to 20,000,000 common shares in one or more private placements:

                     For                                 Against                              Withheld
                     ---                                 -------                              --------
                  9,255,638                             1,015,105                             194,527

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports filed on Form 8-K during the quarter ended September 30, 2001

         None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GOLDEN STAR RESOURCES LTD.




                                    By: /s/ Peter J. Bradford
                                        --------------------------------------
                                        Peter J. Bradford
                                        President and Chief Executive Officer




                                    By: /s/ Allan J. Marter
                                        --------------------------------------
                                        Allan J. Marter
                                        Vice President and Chief Financial
                                        Officer


November 14, 2001