Form 10-Q
period 2002-03-31
GOLDEN STAR RESOURCES LTD
filed 2002-05-02
CIK 903571

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

                  For the quarterly period ended March 31, 2002

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

Number of Common Shares outstanding as of April 25, 2002: 64,168,859

                                      INDEX

Part I        Financial Information

              Item 1. Financial Statements........................................................................3

              Item 2. Management's Discussion and Analysis of Financial Condition, and
                      Results of Operations......................................................................13

              Item 3. Quantitative and Qualitative Disclosures about Market Risk.................................15

Part II       Other Information

              Item 1. Legal Proceedings..........................................................................17

              Item 4. Submission of Matters to a Vote of Security Holders........................................17

              Item 6. Exhibits and Reports on Form 8-K...........................................................17

Signatures.......................................................................................................18

                  REPORTING CURRENCY AND FINANCIAL INFORMATION

All amounts in this Report are expressed in United States dollars, unless otherwise indicated. References to "Cdn" are to Canadian dollars. Financial information is presented in accordance with accounting principles generally accepted in Canada. Differences between accounting principles generally accepted in the United States and those applied in Canada, as applicable to the Registrant, are explained in Note 8 to the Consolidated Financial Statements.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of the United States securities laws. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, capital expenditure, exploration efforts, financial needs, and other information that is not historical information. The forward-looking statements contained herein are based on Golden Star's current expectations and various assumptions as of the date such statements are made. Golden Star cannot give assurance that such statements will prove to be correct. These forward-looking statements include statements regarding: the impact that mining from Bogoso/Prestea may have on our future liquidity, cash flows, financial requirements, operating results and capital resources; the operational and financial performance of mining from Bogoso/Prestea; targets for gold production; cash operating costs and expenses; percentage increases and decreases in production from Bogoso/ Prestea; schedules for completion of feasibility studies; potential increases or decreases in reserves and production; the timing and scope of future drilling and other exploration activities; expectations regarding receipt of permits and commencement of mining or production; anticipated recovery rates; and potential acquisitions or increases in property interests.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                           CONSOLIDATED BALANCE SHEETS
       (Stated in thousands of United States Dollars except share amounts)
                                   (Unaudited)


                                                                                             As of             As of
                                                                                           March 31,        December 31,
ASSETS                                                                                        2002              2001
                                                                                          ------------      ------------
CURRENT ASSETS
         Cash and short-term investments                                                  $      2,405      $        509
         Restricted cash (Note 6)                                                                2,580                --
         Accounts receivable                                                                     1,458             1,231
         Inventories (Note 3)                                                                    7,521             7,666
         Other assets                                                                              179               230
                                                                                          ------------      ------------
                  Total Current Assets                                                          14,143             9,636

RESTRICTED CASH (Note 9)                                                                         3,365             3,365
ACQUISITION, DEFERRED EXPLORATION
   AND DEVELOPMENT COSTS (Note 5)                                                               12,319            12,280
INVESTMENT IN OMAI GOLD MINES LIMITED                                                               --               141
MINING PROPERTIES (Net of accumulated depreciation of $11,326 and $10,852,
   respectively)                                                                                 9,411             8,353
FIXED ASSETS (Net of accumulated depreciation of $5,331 and $5,134, respectively)                2,096             2,268
OTHER ASSETS                                                                                       467               509
                                                                                          ------------      ------------
                                 Total Assets                                             $     41,801      $     36,552
                                                                                          ============      ============

LIABILITIES

CURRENT LIABILITIES
         Accounts payable                                                                 $      2,731      $      4,365
         Accrued liabilities                                                                     2,172             2,783
         Accrued wages and payroll taxes                                                           189               124
         Advance payment Guiana Shield transaction (Note 10)                                     3,000                --
         Current debt (Note 4)                                                                   3,527             6,954
                                                                                          ------------      ------------
                  Total Current Liabilities                                                     11,619            14,226

CONVERTIBLE DEBENTURES (Note 4)                                                                  1,302             2,358
LONG TERM BANK DEBT (Note 4)                                                                       975               559
ENVIRONMENTAL REHABILITATION LIABILITY (Note 9)                                                  5,342             5,407
                                                                                          ------------      ------------
                  Total Liabilities                                                             19,238            22,550
                                                                                          ------------      ------------

MINORITY INTEREST                                                                                1,878             1,660

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 6)
         First Preferred Shares, without par value, unlimited shares authorized.
           No shares issued                                                                         --                --
         Common shares, without par value, unlimited shares authorized. Shares
           issued and outstanding: 62,886,717 at March, 31 2002, 49,259,548 at                 175,370           168,308
           December 31, 2001
         Equity component of convertible debentures                                                372               545

DEFICIT                                                                                       (155,057)         (156,511)
                                                                                          ------------      ------------
                  Total Shareholders' Equity                                                    20,685            12,342
                                                                                          ------------      ------------
                                 Total Liabilities and Shareholders' Equity               $     41,801      $     36,552
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

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     (Stated in thousands of United States Dollars except per share amounts)
                                   (Unaudited)

                                                                       Three Months      Three Months
                                                                      Ended March 31    Ended March 31
                                                                           2002              2001
                                                                      --------------    --------------
REVENUE
         Gold sales                                                    $      9,164      $      4,678
         Interest and other                                                     168               157
                                                                       ------------      ------------
                                                                              9,332             4,835
                                                                       ------------      ------------
COSTS AND EXPENSES
         Mining operations                                                    6,133             4,979
         Depreciation and depletion                                             652               822
         Exploration expense                                                    100                60
         General and administrative                                             859               949
         Loss on disposal of assets                                              --                 6
         Interest expense                                                       108               229
         Foreign exchange loss/(gain)                                           (23)               15
                                                                       ------------      ------------
                                                                              7,829             7,060

INCOME/(LOSS) BEFORE THE UNDERNOTED                                           1,503            (2,225)

         Omai preferred share redemption premium                                169                14
                                                                       ------------      ------------
         Income/(loss) before minority interest                               1,672            (2,211)
         Minority interest                                                     (218)              360
                                                                       ------------      ------------

NET INCOME/(LOSS)                                                             1,454            (1,851)

DEFICIT, BEGINNING OF PERIOD                                               (156,511)         (135,927)
                                                                       ------------      ------------

DEFICIT, END OF PERIOD                                                 $   (155,057)     $   (137,778)
                                                                       ------------      ------------

NET INCOME/(LOSS) PER COMMON SHARE - BASIC                             $       0.02      $      (0.05)
NET INCOME/(LOSS) PER COMMON SHARE - DILUTED                           $       0.02      $      (0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
(in millions of shares)                                                        61.8              38.0

        The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)
                                   (Unaudited)

                                                                       Three Months      Three Months
                                                                      Ended March 31    Ended March 31
                                                                           2002              2001
                                                                      --------------    --------------
OPERATING ACTIVITIES:

NET INCOME/(LOSS)                                                      $      1,454      $     (1,851)

RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH USED IN
OPERATING ACTIVITIES:
Depreciation, depletion and amortization                                        652               824
Convertible debentures accretion                                                 28                52
Premium on Omai preferred share redemption                                     (169)              (14)
Non-cash employee compensation                                                   77                --
Loss on disposal of assets                                                       --                 6
Accrued interest on notes receivable                                             --               (33)
Reclamation expenditures                                                        (65)              (85)
Minority interest                                                               218              (360)
Changes in assets and liabilities:
     Accounts receivable                                                       (227)              345
     Inventories                                                                145               (38)
     Accounts payable                                                        (2,180)            1,233
     Other                                                                       51                55
                                                                       ------------      ------------
Total changes in non-cash operating working capital                          (2,211)            1,595
                                                                       ------------      ------------
         Net Cash Provided by/(Used in) Operating Activities                    (16)              134
                                                                       ------------      ------------

INVESTING ACTIVITIES:
Expenditures on mineral properties, net of joint venture
recoveries                                                                      (39)             (700)
Expenditures on mining properties                                            (1,113)               (9)
Equipment purchases                                                             (25)             (608)
Omai preferred share redemption                                                 310                31
Increase in restricted cash                                                      --              (654)
Advance payment on Guiana Shield transaction                                  3,000                --
Other                                                                            42                27
                                                                       ------------      ------------
         Net Cash Provided by/(Used in) Investing Activities                  2,175            (1,913)
                                                                       ------------      ------------

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 6)                        5,371             1,000
Restriction of equity proceeds (Note 6)                                      (2,580)               --
Repayment of short-term debt                                                 (3,864)              (31)
Issuance of short term debt                                                     800                --
Increase in current portion of amounts due financial
institutions                                                                     53               268
Other                                                                           (43)
                                                                       ------------      ------------
         Net Cash Provided by/(Used in) Financing Activities                   (263)            1,237
                                                                       ------------      ------------

Increase/(Decrease) in cash and short-term investments                        1,896              (542)
Cash and short-term investments, beginning of period                            509               991
                                                                       ------------      ------------
Cash and short-term investments, end of period                         $      2,405      $        449
                                                                       ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
   (All amounts in thousands of United States Dollars unless noted otherwise)
                                   (Unaudited)

These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001, on file with the Securities and Exchange Commission and with the Canadian securities commissions (referred to as "the Company's 2001 Form 10-K").

The unaudited consolidated financial statements for the three months ended March 31, 2002 and 2001, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows, on a basis consistent with that of the prior audited consolidated financial statements.

1.    OPERATIONS

Golden Star Resources Ltd. ("Golden Star", the "Company" or "we") is an international mining company and gold producer. Since 1999, we have sought to move from a primarily exploration focus, with operations in several areas in Africa and South America, to a primarily production focus, concentrating on operations in Ghana. We own a 90% equity interest in Bogoso Gold Limited ("BGL"), which owns the Bogoso gold mine in Ghana ("Bogoso Mine"), and have recently acquired mineral rights in the adjacent Prestea property. These two properties are now referred to as "Bogoso/Prestea". We are in the process of selling our interest in the Gross Rosebel project in Suriname ("Gross Rosebel") to our partner in the project and expect to use the proceeds of this sale and the proceeds of our recent equity financing to provide a portion of the equity base to expand our Ghana operations. Through our 73%-owned subsidiary, Guyanor Ressources S.A., ("Guyanor") we have interests in several gold exploration properties in French Guiana.

2.    SUPPLEMENTAL CASH FLOW INFORMATION

The following is a summary of non-cash transactions:

                                                                        Three Months        Three Months
                                                                       Ended March 31      Ended March 31
                                                                            2002                2001
                                                                       --------------      --------------
Shares issued upon conversion of convertible
debentures (Note 6)                                                    $        1,214      $           --
Equity component of convertible debentures                                       (173)                 --
Conversion of convertible debentures (Note 6)                                  (1,041)                 --

Shares issued for Prestea related acquisition costs                               400                  --
Acquisition costs paid for with shares                                           (400)                 --

3.    INVENTORIES

                                                                          March 31,         December 31,
                                                                            2002                2001
                                                                       --------------      --------------

Stockpiled ore                                                         $        1,488      $        1,278
In-process                                                                        724                 951
Materials and supplies                                                          5,309               5,437
                                                                       --------------      --------------
                                                                       $        7,521      $        7,666
                                                                       ==============      ==============

4.    CURRENT AND LONG TERM DEBT

                                                                          March 31,         December 31,
                                                                            2002                2001
                                                                       --------------      --------------
Note due Omai Gold Mines Limited (Note 4a)                             $           --      $          310
Amounts due to the Sellers of BGL (Note 4b)                                        --               2,874
Due financial institution (Note 4c)                                               250                 500
Overdraft facility at BGL  (Note 4d)                                              626               1,003
Bank loan at BGL (Note 4e)                                                        651                 267
Accrual of possible liability to Sellers of BGL
(Notes 4f)                                                                      2,000               2,000
                                                                       --------------      --------------
Total Current Debt                                                     $        3,527      $        6,954
                                                                       ==============      ==============

Convertible debentures                                                          1,302               2,358
Long term portion of bank loan at BGL (Note 4e)                                   975                 559
                                                                       --------------      --------------
Total long term debt (Note 4g)                                         $        2,277      $        2,917
                                                                       ==============      ==============

(a)   NOTE DUE OMAI GOLD MINES LIMITED

On December 23, 1998, OGML advanced $3.2 million to us as an unsecured loan to be repaid as and when Class I preferred shares of OGML held by us are redeemed by OGML. The loan is non-interest bearing until September 30, 2010. Subsequent redemption of preferred shares has reduced the liability and the final payment was made on this note in the first quarter of 2002.

(b)   AMOUNTS DUE TO THE SELLERS OF BOGOSO GOLD LIMITED

Represents amounts owed to the original Sellers of BGL per terms of the September 1999 Bogoso purchase agreement. The remaining $2.9 million was paid during the first quarter of 2002.

(c)   DUE TO A FINANCIAL INSTITUTION

This amount represents gold production related payments due to a financial institution retained in 1999 to provide bridge financing for the BGL acquisition. The first payment of $0.25 million, due September 30, 2001, was made in January 2002, and the second and final payment of $0.25 million is due September 30, 2002.

(d)   OVERDRAFT FACILITY AT BGL

Over-draft facility of BGL from Barclays Bank in Ghana.

(e)   BANK LOANS AT BGL

Term loans from CAL Merchant Bank, Ghana to BGL. One loan, of $0.8 million is denominated in Ghanaian cedis, has a six-month repayment holiday and a two-year maturity. The second loan of $0.8 million is denominated in United States dollars and has a two-year maturity.

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

(g)   CONVERTIBLE DEBENTURES

On August 24, 1999, we issued $4.2 million of subordinated convertible debentures. The debentures mature on August 24, 2004 and bear interest at the rate of 7.5% per annum from the date of issue, payable semi-annually on February 15 and August 15, to the debenture-holders as of February 1 and August 1, respectively, commencing on February 15, 2000. The debentures are convertible at the option of the holder into common shares of Golden Star at a conversion price of $0.70 per share, prior to the maturity date of August 24, 2004.

During the first quarter of 2002, $0.9 million of debentures were converted to 1,328,569 shares of common stock. Changes in the liability and equity components since the debentures were issued are shown in the following table:

                                                                    Liability Component   Equity Component
                                                                    -------------------   ----------------
Upon issuance, August 1999                                             $        3,110      $        1,045
Accretion since issuance                                                          492                  --
Conversions since issuance                                                     (2,300)               (673)
                                                                       --------------      --------------
March 31, 2002                                                         $        1,302      $          372
                                                                       ==============      ==============

5.    ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS

The consolidated property expenditures and abandonment costs for our exploration projects for the three months ended March 31, 2002 were as follows:

                                Acquisition,                                                                         Acquisition,
                                 Deferred                                                                             Deferred
                                Exploration                                                          Property        Exploration
                                    and          Capitalized      Capitalized         Joint         Abandonments        and
                                Development      Exploration      Acquisition         Venture           and          Development
                                Costs as of      Expenditures     Expenditures      Recoveries      Adjustments      Costs as of
                                  12/31/01         in 2002          in 2002          in 2002          in 2002          3/31/02
                                ------------     ------------     ------------     ------------     ------------     ------------
SURINAME
   Gross Rosebel (1)            $      8,066     $         --     $         --     $         --     $         --     $      8,066
                                ------------     ------------     ------------     ------------     ------------     ------------
Sub-total                              8,066               --               --               --               --            8,066
                                ------------     ------------     ------------     ------------     ------------     ------------

AFRICA
(BOGOSO GOLD LIMITED)
   Riyadh                                274                1               --               --               --              275
   Pampe/Flagbase                        330               10                                                                 340
   Bogoso Sulfide Project              3,572                1               --               --               --            3,573
   Other Bogoso Area
     Projects                             38               27                                                                  65
                                ------------     ------------     ------------     ------------     ------------     ------------
Sub-total                              4,214               39               --               --               --            4,253
                                ------------     ------------     ------------     ------------     ------------     ------------
TOTAL                           $     12,280     $         39     $         --     $         --     $         --     $     12,319
                                ============     ============     ============     ============     ============     ============

(1)   Subject to sale to Cambior. See note 10.

6.    SHARE CAPITAL

During the quarter we sold 11,516,000 units, each unit comprised of one common share and one half warrant, in a private placement for net proceeds of $5.2 million. Half of the proceeds were immediately released to the Company. The remaining $2.6 million was placed in escrow pending: (i) registration of the common shares underlying the units; (ii) closing of the Guiana Shield transaction; and (iii) closing of the Wassa acquisition. In April 2002, following the Registration Statement on Form S-3 being declared effective, the escrowed funds were transferred to Golden Star.

Other share capital activity included the exercise of 225,600 stock options, which generated $0.2 million of cash, while 608,000 options were granted to employees. In addition 450,000 shares of common stock were issued to pay $0.4 million of Prestea acquisition related costs, and a stock bonus totaling 107,000 shares was paid to certain managers during the first quarter. Convertible debenture conversions added 1,328,569 shares during the quarter.

7.    OPERATIONS BY GEOGRAPHIC AREA

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location:

                                                                      NET           IDENTIFIABLE
                                                   REVENUES       INCOME(LOSS)         ASSETS
                                                 ------------     ------------      ------------
FOR THE QUARTER ENDED MARCH 31, 2002
         South America                           $        143     $       (366)     $      8,386
         Africa                                         9,187            2,088            30,018
         Corporate                                          2             (268)            3,397
                                                 ------------     ------------      ------------
Total                                            $      9,332     $      1,454      $     41,801
                                                 ============     ============      ============

FOR THE QUARTER ENDED MARCH 31, 2001
         South America                           $         11     $       (338)     $     22,206
         Africa                                         4,758             (715)           24,560
         Corporate                                         66             (798)            2,918
                                                 ------------     ------------      ------------
Total                                            $      4,835     $     (1,851)     $     49,684
                                                 ============     ============      ============

8.    GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

The following Golden Star consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). (Stated in thousands of United States Dollars except for per share amounts)

(a)   BALANCE SHEETS UNDER US GAAP

                                                                       As of March 31    As of December 31,
                                                                            2002                2001
                                                                       --------------    ------------------
Cash                                                                   $        2,405      $          509
Restricted cash                                                                 2,580                  --
Trade accounts receivable, net                                                  1,458               1,231
Inventories                                                                     7,521               7,666
Other Assets                                                                      179                 230
                                                                       --------------      --------------
        Total current assets                                                   14,143               9,636

Restricted cash                                                                 3,365               3,365
Acquisition, deferred exploration and development
costs (note 1)                                                                     --                  --
Investment in OGML (note 2)                                                        --                  --
Mining property (note 1)                                                        9,185               8,303
Fixed Assets, net                                                               2,096               2,268
Other assets                                                                      603                 660
                                                                       --------------      --------------
        Total Assets                                                   $       29,392      $       24,232
                                                                       ==============      ==============

Current liabilities                                                    $       11,619      $       14,785

Convertible debentures (note 3)                                                 1,482               2,411
Long term bank debt                                                               975                  --
Environmental rehabilitation liability                                          5,342               5,407
Other                                                                              --                  --
                                                                       --------------      --------------
        Total Liabilities                                                      19,418              22,603

Minority interest                                                                 310                  96

Share capital (notes 3 and 4)                                                 172,609             165,833
Equity component of the convertible debentures (note 3)                            --                  --
Cumulative translation adjustments                                              1,595               1,595
Accumulated comprehensive income (Note 5)                                        (255)               (279)
Deficit                                                                      (164,285)           (165,616)
                                                                       --------------      --------------
        Total Liabilities and Shareholders' Equity                     $       29,392      $       24,232
                                                                       ==============      ==============

(b)   STATEMENTS OF OPERATIONS UNDER US GAAP

                                                                      For the Three months Ended March 31,
                                                                            2002                2001
                                                                       --------------      --------------
Net Income/(loss) under Canadian GAAP                                  $        1,454      $       (1,851)
Net effect of acquisition and deferred exploration
expenditures (note 1)                                                            (215)               (626)
Effect of mining property depletion (note 6)                                       --                 100
Other (notes 2, 3, and 5)                                                          88                  69
                                                                       --------------      --------------
Net income/(loss) under US GAAP before minority interest                        1,327              (2,308)
Minority interest, as adjusted (notes 1, 2, 3 and 5)                                4                 110
                                                                       --------------      --------------
Net income/(loss) under US GAAP                                                 1,331              (2,198)
Other comprehensive income foreign exchange gain/(loss) (note 5)                   24                 (15)
                                                                       --------------      --------------
Comprehensive income/(loss)                                            $        1,355      $       (2,213)
                                                                       ==============      ==============
Basic net income/(loss) per share under US GAAP                        $         0.02      $        (0.06)
Diluted net income/(loss) per share under US GAAP                      $         0.02      $        (0.06)

Weighted average common shares outstanding are the same under US GAAP as under Cdn GAAP for the periods presented.

Under US GAAP the Omai preferred share redemption premium is included with "Other" before the caption "Net income/(loss) under US GAAP before minority interest" on the consolidated statements of operations.

(c)   STATEMENTS OF CASH FLOWS UNDER US GAAP

                                                                       For the Three       For the Three
                                                                        Months ended        Months ended
                                                                          March 31,           March 31,
                                                                            2002                2001
                                                                       --------------      --------------
Cash provided by/(used in):
          Operating Activities                                         $           39      $         (576)
          Investing activities                                                  2,076              (1,203)
          Financing activities                                                   (219)              1,237
                                                                       --------------      --------------
Increase/(decrease) in cash and cash equivalents for the quarter                1,896                (542)
Cash and cash equivalent beginning of period                                      509                 991
                                                                       --------------      --------------
Cash and cash equivalents end of period                                $        2,405      $          449
                                                                       ==============      ==============

(d)   FOOTNOTES

(1) Under US GAAP, acquisition costs, exploration costs and general and administrative costs related to projects are charged to expense as incurred. As such, the majority of costs charged to Exploration Expense and Abandonment of Mineral Properties under Cdn GAAP would have been charged to earnings in prior periods under US GAAP.

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

(4) We eliminated our accumulated deficit through the amalgamation (defined as a reorganization under US GAAP) effective May 15, 1992. Under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the write-off of certain deferred exploration costs described in 1 above.

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

9.    COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL REGULATIONS

We are not aware of any events of material non-compliance in our operations with environmental laws and regulations, which could have a material adverse effect on our operations or financial condition. The exact nature of environmental control problems, if any, which we may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. The environmental rehabilitation liability for reclamation and closure costs at the Bogoso mine was $5.3 million at March 31, 2002 and $5.4 million at December 31, 2001. Estimates of the final reclamation and closure costs for the new Prestea property are currently being prepared and once available a provision will be established.

RESTRICTED CASH LONG-TERM (FOR THE ENVIRONMENTAL REHABILITATION LIABILITY)

Upon the closing of the acquisition of BGL in 1999, we were required, according to the acquisition agreement, to restrict $6.0 million in cash. These funds are to be used for the ongoing, and final reclamation and closure costs relating to the Bogoso mine site. The withdrawal of these funds must be agreed to by the Sellers of BGL, who are ultimately responsible for the reclamation in the event of non-performance by Golden Star. During 2001 and 2000, we were allowed to draw down $0.8 million and $1.9 million respectively of the restricted cash to cover ongoing reclamation costs incurred since the September 1999 project acquisition. No cash was drawn during the first quarter of 2002. At March 31, 2002, the remaining balance in the BGL reclamation cash fund was $3.3 million.

10.   SUBSEQUENT EVENTS

NEW AGREEMENT WITH PRESTEA GOLD RESOURCES LIMITED

In March 2002, BGL reached an agreement with Prestea Gold Resources Limited ("PGR"), the Ghana Mineworkers Union and the Government of Ghana and related parties to form a joint venture, to be managed by BGL, for the assessment and future operations of the Prestea underground mine. BGL will contribute $2.4 million to become a 45% joint venture partner, with PGR also holding 45% and the Government of Ghana holding a 10% carried interest. Under the agreement, the funds provided to PGR will be used to pay arrears of salary and termination benefits to the Prestea underground miners. Payments totaling $1.9 million were made to the underground miners in April 2002 for arrears of salaries and termination benefits under the agreement. It is the intent of the joint venture to place the underground operation on care and maintenance pending completion of an assessment, which will include a comprehensive review of the safety and economic viability of the mine, as well as a review of past environmental practices. BGL's new joint venture interest in the Prestea underground mine is in addition to BGL's 100% interest in the Prestea surface lease.

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

For hard ores, the hurdle gold price will be $350 per ounce. We anticipate closing the Gross Rosebel sale in May 2002. As a part of this transaction, we will also transfer to Cambior our interest in the Headley's Reef and Thunder Mountain properties, contiguous to the Gross Rosebel property, and our 30% interest in the Omai Gold Mine in Guyana. Cambior will concurrently transfer to Golden Star its 50% interests in the Yaou and Dorlin properties and its 100% interest in the Bois Canon property (all in French Guiana).

11.   INCOME TAXES

No provision has been recorded for income taxes in the current period because there are sufficient tax losses from prior periods to fully offset the current period's liability.

12.   STOCK BASED COMPENSATION

We apply the intrinsic value-based method of accounting for stock-based compensation awards granted to employees and non-employees directors. Accordingly no compensation cost has been recognized in the consolidated statements of operations for common share options granted. Had compensation costs been determined, based on the fair values at the dates of the grants for those options vested in the period, our net income and earnings per share would have been reduced to the amounts shown below:

                                                         For the Three
                                                          Months Ended
                                                         March 31, 2002
                                                         --------------
     Net income                        As reported            $1,454
                                       Pro forma              $1,235

     Basic earnings per share          As reported            $ 0.02
                                       Pro forma              $ 0.02

     Diluted earnings per share        As reported            $ 0.02
                                       Pro forma              $ 0.02

The fair value of options vested during the first quarter of 2002 was estimated as at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        For the Three Months
                                        Ended March 31, 2002
                                        --------------------
                                              GSR Plan
                                        --------------------
     Expected volatility                       81.9%
     Risk-free interest rate                   4.47%
     Expected lives                           5 years
     Dividend yield                              0%

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with Cdn GAAP. For the US GAAP reconciliation, see Note 8 to the attached consolidated financial statements, as well as "Results of Operations" below.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

OPERATIONS

Net income for the first quarter of 2002 totaled $1.5 million, versus a net loss of $1.9 million in the first quarter of 2001. Higher mill through-put, improved gold recoveries, lower unit costs and higher gold prices all contributed to the improvement over the first quarter of 2001. Gold sales totaled 31,645 ounces in the first quarter of 2002, compared with sales of 17,812 ounces in the same quarter last year.

The Bogoso mill processed oxide ores from our Prestea surface concession throughout the quarter, achieving a 70% gold recovery versus a recovery of only 47% in the first quarter of 2001 when significant quantities of Bogoso transition ore were processed. Cash costs in the first quarter of 2002 were $174 per ounce compared to $275 per ounce in the same quarter last year, while total cash costs, including all royalties, averaged $194 per ounce for the first quarter, down from $297 per ounce in the first quarter in 2001. As with the recovery, the change in ore types, from transition ore in 2001 to oxide ore in 2002 was responsible for the lower cost. The average realized gold price rose to $290 per ounce, up from $262 per ounces in the first quarter of 2001. Mill feed grade averaged 2.61 grams per tonne during the quarter, up slightly from 2.59 grams per tonne in the first quarter of 2001. Lower depreciation in the current quarter versus a year ago reflects the reserve base for the Prestea surface concession, which allows amortization of costs over a larger number of ounces. Additionally, many of the assets associated with the Bogoso operation were fully amortized over the two-year life of the Bogoso oxide mining operation, which ended in late 2001.

SIGNIFICANT EVENTS DURING THE FIRST QUARTER OF 2002

GUIANA SHIELD TRANSACTION - Under the terms of the Guiana Shield Transaction (the "Transaction") agreement Cambior was required to advance $3.0 million to us as an initial payment against the eventual closing of the Transaction. This payment was triggered because the Transaction could not be consummated prior to the end of 2001. The agreement defined the payment as an advance and, as such, we have recorded a $3.0 million liability for the cash received. Once the Transaction is completed, the liability will be treated as revenue from the sale of the property. In April 2002, Cambior was successful in obtaining approvals from the government of Suriname required to proceed with the Transaction and it is now expected that the Transaction will be completed by the middle of the second quarter of 2002. At the completion of the transaction, Cambior will make a further cash payment of $2.0 million and a receivable will be recorded for the $3.0 million of future payments to be received from Cambior under the Transaction.

PRIVATE PLACEMENT - A private placement was undertaken in January of 2002, which resulted in the sale of 11,516,000 units, each unit consisting of one common share and one half warrant, for net proceeds of $5.2 million. Under the terms of the placement agreement, $2.6 million of the cash was temporarily restricted in an escrow account pending the occurrence of certain events. In late April 2002, following the Registration Statement on Form S-3 being declared effective, the escrowed funds were transferred to Golden Star. The $2.6 million in escrow has been recorded as restricted cash at March 31, 2002.

FINAL INSTALLMENT ON THE PRESTEA PURCHASE AGREEMENT - In January our 90% owned subsidiary, BGL obtained a $0.8 million loan from a bank in Ghana and used the proceeds to make a payment to PGR for the purchase of an option related to the Prestea property. Subsequent to the payment, a new agreement was entered into with PGR and others to acquire a 45% managing interest in a joint venture on the Prestea underground mining lease. BGL's new joint venture interest in the Prestea underground mine is in addition to BGL's 100% interest in the Prestea surface lease. See the Subsequent Events section below for additional discussion of this transaction.

FINAL PAYMENT TO THE SELLERS OF BGL - A $2.9 million gold-price related payment was made to the Sellers of Bogoso in January 2002. This liability was established under the terms of the original September 1999 BGL purchase agreement and the amount of the payment was determined by a formula which was based on the average price of gold over the two-year period following our purchase of the interest in September 1999.

LIQUIDITY AND CAPITAL RESOURCES

FIRST QUARTER OF 2002

Cash flow from operations was nil during the first quarter of 2002, compared to cash provided by operations of $0.1 million in the first quarter of 2001. A total of $2.2 million of cash was consumed in the first quarter of 2002 in reducing current payables. Payables had increased in late 2001 when Bogoso transition ores were being processed, which depressed gold recoveries and reduced gold revenues.

Investing activities included receipt of a $3.0 million advance payment from Cambior against the ultimate settlement of the Guiana Shield Transaction now expected to close in the second quarter of 2002. $1.4 million of cash was used to fund new capital projects, mostly associated with the acquisition and development of Prestea.

A private placement in January 2002 provided a net $5.2 million of cash of which $2.6 million was temporarily restricted under the terms of the private placement. Exercises of stock options yielded an additional $0.2 million during the quarter. Liquidation of several liabilities, including the amount due the Sellers of BGL, consumed $3.9 million. A second bank loan in Ghana to BGL brought in $0.8 million.

At March 31, 2002, we had cash and short-term investments of $2.4 million, up from $0.4 million at March 31, 2001 and up from $0.5 million at the end of 2001. Working capital was $2.5 million at March 31, 2002, up from a deficit in working capital of $4.6 million at the end of 2001. Cash from the private placement and reductions in accounts payable were mostly responsible for the marked improvement in working capital.

OUTLOOK

The three main objectives for 2002 are: (i) orderly and efficient development of the Prestea surface lease reserves allowing an adequate flow of oxide and other non-refractory ores to the Bogoso mill; (ii) successful acquisition of the Wassa property; and (iii) development of the Wassa property. We are continuing to work on the documentation and structure for the Wassa acquisition and expect to close this in the second quarter of 2002. In addition, we plan to continue to evaluate acquisition and growth opportunities in Ghana and elsewhere in West Africa. We will also strive to maximize the value of our South American assets via joint venture financed exploration activities where possible. Adequate access to capital is critical to many of our objectives in 2002. While the $5.6 million private placement was completed in January 2002 and a $3.0 million down payment on the Guiana Shield Transaction was received in early 2002 significant additional capital will be required during the remainder of 2002. Given the recent improvements in gold prices and increased interest in gold investing in recent months, we are encouraged that capital may be more readily available in 2002 than in the past few years. However, we cannot assure you that we will be successful in raising the amounts needed to execute all of our planned activities during 2002. We will continue to explore various possibilities for raising capital, which might include, among other things, the further establishment of joint ventures, the sale of property interests, debt financing and the issuance of additional equity.

We have budgeted consolidated revenue of approximately $37 million in 2002 and total operating and general and administrative expenditures of approximately $32 million. Consolidated net exploration and development expenditures, after recoveries from joint venture partners, are budgeted at approximately $1.4 million, most of which will be spent in Ghana. We have budgeted production from the Bogoso/Prestea Mine at 134,000 ounces at an average cash cost of $175 per ounce during 2002. Meanwhile our activities in the Guiana Shield will be primarily care and maintenance, although we will continue to seek joint venture funded opportunities in Suriname and Guyana. There is minimal budgeted exploration spending at Guyanor in 2002, although we are actively seeking joint venture partners that could fund additional work at Paul Isnard or at our other properties. As more fully disclosed under Risk Factors in the Company's 2001 Form 10-K, numerous factors could cause our budget estimates to be wrong or could lead our management to make changes in our plans and budgets.

SUBSEQUENT EVENTS

NEW PGR AGREEMENT

In March 2002, BGL reached an agreement with PGR, the Ghana Mineworkers Union and the Government of Ghana and related parties to form a joint venture, to be managed by BGL, for the assessment and future operations of the Prestea underground mine. BGL will contribute $2.4 million to become a 45% joint venture partner, with PGR also holding 45% and the Government of Ghana holding a 10% carried interest. Under the agreement, the funds provided to PGR will be used to pay arrears of salary and termination benefits to the Prestea underground miners. Payments totaling $1.9 million were made to the underground miners in April 2002 for arrears of salary and termination benefits under the agreement. It is the intent of the joint venture to place the underground operation on care and maintenance pending completion of an assessment, which will include a comprehensive review of the safety and economic viability of the mine, as well as a review of past environmental practices. BGL's new joint venture interest in the Prestea underground mine is in addition to BGL's 100% interest in the Prestea surface lease.

GUIANA SHIELD TRANSACTION

We have agreed to sell our interest in the Gross Rosebel project in Suriname to our partner in the project, Cambior Inc., in accordance with the following terms: Golden Star will sell its 50% interest in Gross Rosebel in Suriname to Cambior for a total purchase consideration of $8.0 million in cash plus a price participation royalty on the first seven million ounces of future gold production from the project. In exchange for the Gross Rosebel property, Golden Star will receive $5.0 million cash from Cambior on closing (of which $3.0 million was received in January 2002) and three deferred payments of $1.0 million each no later than the second, third, and fourth anniversaries of the closing. Once commercial production begins, Cambior will also pay a price participation royalty, equal to the excess of the average market price for gold for each quarter above a hurdle gold price multiplied by 10% of the gold production for the quarter, less the 2% royalty payable in Suriname. For soft ores, the hurdle gold price will be $300 per ounce. For hard ores, the hurdle gold price will be $350 per ounce. We anticipate closing the Gross Rosebel sale in May 2002. As a part of this transaction, we will also transfer to Cambior our interest in the Headley's Reef and Thunder Mountain properties, contiguous to the Gross Rosebel property, and our 30% interest in the Omai Gold Mine in Guyana. Cambior will concurrently transfer to Golden Star its 50% interests in the Yaou and Dorlin properties and its 100% interest in the Bois Canon property (all in French Guiana).

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

COMMODITY PRICE RISK

We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold bullion is our primary product and, as a result, changes in the price of gold could significantly affect results of operations and cash flows. According to current estimates, a $25 change in the price of gold could result in an annual $2.9 million effect on the results of operations and cash flows. We currently do not have a program for hedging, or to otherwise manage exposure to commodity price risk. We may in the future manage our exposure through hedging programs.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are currently no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties or those of any of its subsidiaries is subject. The Company and its subsidiaries are, however, engaged in routine litigation incidental to our business. No material legal proceedings involving the company are pending, or, to the knowledge of the Company, contemplated, by any governmental authority. The Company is not aware of any material events of noncompliance with environmental laws and regulations. The exact nature of environmental control problems, if any, which the Company may encounter in the future, cannot be predicted, primarily because of the changing character of environmental regulations that may be enacted with foreign jurisdictions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K during the quarter ended March 31, 2002

On March 6, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission, detailing the following Other Events: (i) the progress on the acquisition of additional interests in the Bogoso mine and adjacent properties;
(ii) the status of the acquisition of the Wassa property; (iii) the sale of our interest in the Gross Rosebel project, as part of the Guiana Shield Transaction;
(iv) the completion of the private placement in January 2002; (v) the impairment of our investment in the Paul Isnard property; and (vi) our estimates of capital requirements for 2002 and 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GOLDEN STAR RESOURCES LTD.



                                By:   /s/ Peter J. Bradford
                                      ------------------------------------------
                                      Peter J. Bradford
                                      President and CEO

                                By:   /s/ Allan J. Marter
                                      ------------------------------------------
                                      Allan J. Marter
                                      Vice-President and Chief Financial Officer

May 2, 2002