Form 10-Q
period 2002-06-30
GOLDEN STAR RESOURCES LTD
filed 2002-08-05
CIK 903571

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q

                                   ----------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Number of Common Shares outstanding as of August 1, 2002: 83,100,703

                                      INDEX

Part I        Financial Information

              Item 1. Financial Statements........................................................................3

              Item 2. Management's Discussion and Analysis of Financial Condition and
                      Results of Operations......................................................................14

              Item 3. Quantitative and Qualitative Disclosures about Market Risk.................................18

Part II       Other Information

              Item 1. Legal Proceedings..........................................................................19

              Item 4. Submission of Matters to a Vote of Security Holders........................................19

              Item 6. Exhibits and Reports on Form 8-K...........................................................20

Signatures.......................................................................................................21

                  REPORTING CURRENCY AND FINANCIAL INFORMATION

All amounts in this Report are expressed in United States dollars, unless otherwise indicated. References to "Cdn" are to Canadian dollars. Financial information is presented in accordance with accounting principles generally accepted in Canada ("Cdn GAAP"). Differences between accounting principles generally accepted in the United States ("US GAAP") and those applied in Canada, as applicable to the Registrant, are explained in Note 8 to the Consolidated Financial Statements.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of the United States securities laws. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, capital expenditure, exploration efforts, financial needs, and other information that is not historical information. The forward-looking statements contained herein are based on Golden Star's current expectations and various assumptions as of the date such statements are made. Golden Star cannot give assurance that such statements will prove to be correct. These forward-looking statements include statements regarding: the impact that mining from Bogoso/Prestea may have on our future liquidity, cash flows, financial requirements, operating results and capital resources; the operational and financial performance of mining from Bogoso/Prestea; targets for gold production; cash operating costs and expenses; percentage increases and decreases in production from Bogoso/Prestea; schedules for completion of feasibility studies; potential increases or decreases in reserves and production; the timing and scope of future drilling and other exploration activities; expectations regarding receipt of permits and commencement of mining or production; anticipated recovery rates; and potential acquisitions or increases in property interests.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                           CONSOLIDATED BALANCE SHEETS
       (Stated in thousands of United States Dollars except share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                             As of          As of
                                                                                            June 30,     December 31,
                                                                                              2002           2001
                                                                                           ----------    ------------
ASSETS

CURRENT ASSETS
        Cash and short-term investments                                                    $    6,601    $        509
        Accounts receivable                                                                     1,409           1,231
        Inventories (Note 3)                                                                    7,879           7,666
        Due from sale of property (Note 5)                                                      1,000              --
        Other assets                                                                              282             230
                                                                                           ----------    ------------
                              Total Current Assets                                             17,171           9,636

RESTRICTED CASH (Note 9)                                                                        3,365           3,365
ACQUISITION, DEFERRED EXPLORATION  AND DEVELOPMENT COSTS (Note 5)                               4,260          12,280
DUE FROM SALE OF PROPERTY (Note 5)                                                              2,000              --
INVESTMENT IN OMAI GOLD MINES LIMITED                                                              --             141
MINING PROPERTIES (Net of accumulated depreciation of $11,766 and $10,852, respectively)       13,077           8,353
FIXED ASSETS (Net of accumulated depreciation of $5,493 and $5,134, respectively)               2,525           2,268
OTHER ASSETS                                                                                      433             509
                                                                                           ----------    ------------
                                        Total Assets                                       $   42,831    $     36,552
                                                                                           ==========    ============

LIABILITIES

CURRENT LIABILITIES
        Accounts payable                                                                   $    2,843    $      4,365
        Accrued liabilities                                                                     2,126           2,783
        Accrued wages and payroll taxes                                                           180             124
        Current debt (Note 4)                                                                   3,810           7,513
                                                                                           ----------    ------------
                              Total Current Liabilities                                         8,959          14,785

CONVERTIBLE DEBENTURES (Note 4)                                                                   581           2,358
LONG TERM BANK DEBT (Note 4)                                                                    1,083              --
ENVIRONMENTAL REHABILITATION LIABILITY (Note 9)                                                 5,121           5,407
                                                                                           ----------    ------------
                              Total Liabilities                                                15,744          22,550

MINORITY INTEREST                                                                               2,147           1,660

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
SHARE CAPITAL (Note 6)
        First Preferred Shares, without par value, unlimited shares authorized.
        No shares issued                                                                           --              --
        Common shares, without par value, unlimited shares authorized. Shares issued
        and outstanding: 66,995,703 at June 30, 2002, 49,259,548 at December 31, 2001         178,281         168,308
        Equity component of convertible debentures                                                159             545
DEFICIT                                                                                      (153,500)       (156,511)
                                                                                           ----------    ------------
                              Total Shareholders' Equity                                       24,940          12,342
                                                                                           ----------    ------------
                                        Total Liabilities and Shareholders' Equity         $   42,831    $     36,552
                                                                                           ==========    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     (Stated in thousands of United States Dollars except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                               Three Months                 Six Months
                                                              Ended June 30,              Ended June 30,
                                                            2002          2001          2002          2001
                                                         ----------    ----------    ----------    ----------
REVENUE
               Gold sales                                $    9,511    $    6,602    $   18,675    $   11,280
               Interest and other                               188           304           356           461
                                                         ----------    ----------    ----------    ----------
                                                              9,699         6,906        19,031        11,741
                                                         ----------    ----------    ----------    ----------
EXPENSES
               Mining operations                              6,078         7,068        12,211        12,047
               Depreciation and depletion                       604         1,002         1,256         1,824
               Exploration expense                               63            10           101            70
               General and administrative                     1,059           591         1,980         1,541
               Loss on disposal of assets                        --            --            --             6
               Interest expense                                 135           225           243           453
               Foreign exchange gain                            (66)          (47)          (89)          (32)
                                                         ----------    ----------    ----------    ----------
                                                              7,873         8,849        15,702        15,909

INCOME/(LOSS) BEFORE THE UNDERNOTED                           1,826        (1,943)        3,329        (4,168)

               Omai preferred share redemption premium           --            69           169            83
                                                         ----------    ----------    ----------    ----------
               Income/(loss) before minority interest         1,826        (1,874)        3,498        (4,085)
               Minority interest                               (269)          452          (487)          812
                                                         ----------    ----------    ----------    ----------

NET INCOME/(LOSS)                                             1,557        (1,422)        3,011        (3,273)

DEFICIT, BEGINNING OF PERIOD                               (155,057)     (137,778)     (156,511)     (135,927)
                                                         ----------    ----------    ----------    ----------

DEFICIT, END OF PERIOD                                   $ (153,500)   $ (139,200)   $ (153,500)   $ (139,200)
                                                         ==========    ==========    ==========    ==========

NET INCOME/(LOSS) PER COMMON SHARE - BASIC               $     0.02    $    (0.04)   $     0.05    $    (0.08)
NET INCOME/(LOSS) PER COMMON SHARE - DILUTED (Note 13)   $     0.02    $    (0.04)   $     0.04    $    (0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING
(in millions of shares)                                        64.9          39.7          63.6          38.8

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                          Three Months                 Six Months
                                                                         Ended June 30,              Ended June 30,
                                                                       2002          2001          2002          2001
                                                                    ----------    ----------    ----------    ----------
OPERATING ACTIVITIES:
NET INCOME/(LOSS)                                                   $    1,557    $   (1,422)   $    3,011    $   (3,273)

RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH USED IN OPERATING
ACTIVITIES:
Depreciation, depletion and amortization                                   604         1,002         1,256         1,826
Convertible debentures accretion                                            18            52            46           104
Premium on Omai preferred share redemption                                  --           (69)         (169)          (83)
Non-cash employee compensation                                              --            --            77            --
Loss on disposal of assets                                                  --            --            --             6
Change in note receivable                                                   --           (33)           --           (66)
Restricted cash                                                                        1,286            --           632
Reclamation expenditures                                                  (221)          (44)         (286)         (129)
Minority interest                                                          269          (452)          487          (812)
Changes in assets and liabilities:
    Accounts receivable                                                     49            42          (178)          387
    Inventories                                                           (358)        1,666          (213)        1,628
    Accounts payable                                                        57           109        (2,123)        1,342
    Other                                                                 (103)         (122)          (52)          (67)
                                                                    ----------    ----------    ----------    ----------
Total changes in non-cash operating working capital                       (355)        1,695        (2,566)        3,290
                                                                    ----------    ----------    ----------    ----------
        Net Cash Provided by Operating Activities                        1,872         2,015         1,856         1,495
                                                                    ----------    ----------    ----------    ----------

INVESTING ACTIVITIES:
Expenditures on mineral properties                                          (7)         (992)          (46)       (1,692)
Expenditures on mining properties                                       (4,108)         (588)       (5,221)         (597)
Equipment purchases                                                       (591)         (345)         (616)         (953)
Omai preferred share redemption                                             --           120           310           151
Sale of property                                                         2,000            --         5,000            --
Other                                                                      100           (48)          142           (21)
                                                                    ----------    ----------    ----------    ----------
        Net Cash Used in Investing Activities                           (2,606)       (1,853)         (431)       (3,112)
                                                                    ----------    ----------    ----------    ----------

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 6)                   1,962         1,282         7,333         2,282
Release of equity proceeds (Note 6)                                      2,580            --            --            --
Debt repayment                                                             (15)         (677)       (3,487)         (440)
Increase in debt                                                           392            --           800            --
Other                                                                       11            90            21            90
                                                                    ----------    ----------    ----------    ----------
        Net Cash Provided by Financing Activities                        4,930           695         4,667         1,932
                                                                    ----------    ----------    ----------    ----------

Increase in cash and short-term investments                              4,196           857         6,092           315
Cash and short-term investments, beginning of period                     2,405           449           509           991
                                                                    ----------    ----------    ----------    ----------
Cash and short-term investments, end of period                      $    6,601    $    1,306    $    6,601    $    1,306
                                                                    ==========    ==========    ==========    ==========

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

The unaudited consolidated financial statements for the three months and six months ended June 30, 2002 and June 30, 2001 contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows, on a basis consistent with that of the prior audited consolidated financial statements.

1. OPERATIONS

Golden Star Resources Ltd. ("Golden Star", the "Company" or "we") is an international mining company and gold producer. Since 1999, we have sought to move from primarily an exploration focus, with operations in several areas in Africa and South America, to primarily a production focus, concentrating on operations in Ghana. We own a 90% equity interest in the Bogoso/Prestea open pit gold mine in Ghana ("Bogoso/Prestea") and a 45% managing interest in the currently inactive Prestea underground mine both of which are held through our subsidiary Bogoso Gold Limited ("BGL"). We are also in the process of acquiring a 90% interest in the Wassa gold project, also in Ghana. In addition we have interests in several gold exploration properties in French Guiana most of which are held through our 73%-owned subsidiary, Guyanor Ressources S.A., ("Guyanor").

2. SUPPLEMENTAL CASH FLOW INFORMATION

The following is a summary of non-cash transactions:

                                                          Three Months             Six Months
                                                         Ended June 30,          Ended June 30,
                                                        2002        2001        2002        2001
                                                      --------    --------    --------    --------
Depreciation charged to projects                      $     --    $      1    $     --    $      2
Shares issued upon conversion of convertible
debentures (Note 6)                                        949          78       2,163          78
Equity component of convertible debentures                (213)         --        (386)         --
Conversion of convertible debentures (Note 6)             (736)        (78)     (1,777)        (78)
Shares issued for Prestea related acquisition costs         --          --         400          --
Acquisition costs paid for with shares                      --          --        (400)         --
Receivable on sale of property                              --          --      (3,000)         --

3. INVENTORIES

                         June 30,   December 31,
                           2002         2001
                         --------   ------------
Stockpiled ore           $  1,761   $      1,278
In-process                    747            951
Materials and supplies      5,371          5,437
                         --------   ------------
                         $  7,879   $      7,666
                         ========   ============

4. CURRENT AND LONG TERM DEBT

                                                             June 30,   December 31,
                                                               2002         2001
                                                             --------   ------------
Note due Omai Gold Mines Limited (Note 4a)                   $     --   $        310
Amounts due to the Sellers of BGL (Note 4b)                        --          2,874
Due financial institution (Note 4c)                               250            500
Overdraft facility at BGL (Note 4d)                             1,018          1,003
Bank loan at BGL (Note 4e)                                        542            826
Accrual of possible liability to Sellers of BGL (Notes 4f)      2,000          2,000
                                                             --------   ------------
Total Current Debt                                           $  3,810   $      7,513
                                                             ========   ============


Convertible debentures (Note 4g)                             $    581   $      2,358
Long term portion of bank loan at BGL (Note 4e)                 1,083             --
                                                             --------   ------------
Total long term debt                                         $  1,664   $      2,358
                                                             ========   ============

(a) NOTE DUE OMAI GOLD MINES LIMITED ("OMGL")

In December 1998, OGML advanced $3.2 million to us as an unsecured loan to be repaid as and when Class I preferred shares of OGML held by us are redeemed by OGML. The loan was non-interest bearing until September 30, 2010. Subsequent redemption of preferred shares reduced the liability and the final payment was made on this note in the first quarter of 2002.

(b) AMOUNTS DUE TO THE SELLERS OF BGL

Represents amounts owed to the original Sellers of BGL per terms of the September 1999 Bogoso purchase agreement. The final installment of $2.9 million was paid in the first quarter of 2002.

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

(d) OVERDRAFT FACILITY AT BGL

Over-draft facility of BGL from Barclays Bank in Ghana.

(e) BANK LOANS AT BGL

These are term loans from CAL Merchant Bank, Ghana to BGL. One loan of $0.8 million is denominated in Ghanaian cedis, has a six-month repayment holiday and a two-year maturity. The second loan of $0.8 million is denominated in United States dollars and has a two-year maturity.

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

During the first six months of 2002, debentures with a face value of $2.2 million were converted to 2,539,995 shares of common stock. Changes in the liability and equity components since the debentures were issued are shown in the following table:

                             Liability     Equity
                             Component    Component
                             ---------    ---------
Upon issuance, August 1999   $   3,110    $   1,045
Accretion since issuance           511           --
Conversions since issuance      (3,040)        (886)
                             ---------    ---------
June 30, 2002                $     581    $     159
                             =========    =========

5. ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS

The consolidated property expenditures costs for our exploration projects for the six months ended June 30, 2002 were as follows:

                            Acquisition,
                              Deferred                                                              Acquisition,
                            Exploration                                   Joint                       Deferred
                                and        Capitalized    Capitalized    Venture    Property      Exploration and
                            Development    Exploration    Acquisition    Recov-     Sales and       Development
                            Costs as of    Expenditures   Expenditures    eries    Adjustments      Costs as of
                              12/31/01       in 2002        in 2002      in 2002     in 2002          6/30/02
                            ------------   ------------   ------------   -------   -----------    ---------------
SURINAME
   Gross Rosebel(1)         $      8,066   $         --   $         --   $    --   $    (8,066)   $            --
                            ------------   ------------   ------------   -------   -----------    ---------------
Sub-total                          8,066             --             --        --        (8,066)                --
                            ------------   ------------   ------------   -------   -----------    ---------------
AFRICA
(BOGOSO GOLD LIMITED)
   Riyadh                            274             --             --        --            --                274
   Pampe/Flagbase                    330             11                                                       341
   Bogoso Sulfide Project          3,572             19             --        --            --              3,591
   Other Bogoso Area
   Projects                           38             16                                                        54
                            ------------   ------------   ------------   -------   -----------    ---------------
Sub-total                          4,214             46             --        --            --              4,260
                            ------------   ------------   ------------   -------   -----------    ---------------
TOTAL                       $     12,280   $         46   $         --   $    --   $    (8,066)   $         4,260
                            ============   ============   ============   =======   ===========    ===============

(1) The major portion of the Guiana Shield Transaction ("the Transaction") was completed on May 21, 2002 with the sale of our interests in the Gross Rosebel, Headleys and Thunder Mountain properties in Suriname, and our interest in Omai Gold Mines Limited ("OGML") in Guyana, to Cambior Inc ("Cambior"). The sale of Cambior's interests in the Yaou, Dorlin and Bois Canon properties in French Guiana to Golden Star was finalized in June 2002, subject to French regulatory approval, to conclude the Transaction.

Golden Star received $5 million cash for the sale of the Gross Rosebel property and will receive three additional deferred payments of $1.0 million each on each of the first three anniversaries of the May 2002 closing. In addition, Cambior will pay Golden Star a royalty equal to 10% of the excess of the average quarterly market price above a gold price hurdle on the first 7 million ounces of gold production from Gross Rosebel. For soft and transitional rock the gold price hurdle is $300 per ounce and for hard rock the hurdle is $350 per ounce.

The total consideration for the Headleys and Thunder Mountain properties comprises a deferred consideration of $1 million, to be paid to Golden Star in the event that Cambior commences commercial mining from these properties. Due to the uncertainty of realization of this payment, no asset has been recorded.

Under the terms of the sale of its 30% equity interest and preferred shares in OGML, Cambior assumed the unpaid portion of the non-interest bearing loan made to Golden Star in December 1998. In addition, Golden Star received a release and waiver from OGML, Cambior and the Guyana Government in respect of all liabilities, of any nature, related to the Omai Gold Mine.

Also, in connection with the Transaction, Cambior has transferred to us its 50% interest in the Yaou and Dorlin properties and is to transfer its 100% interest in the Bois Canon property, all of which are located in French Guiana.

6. SHARE CAPITAL

Changes in share capital during the six months ended June 30, 2002:

                            SHARES        VALUE
                          ----------   -----------
As of December 31, 2001   49,259,548   $   168,308

COMMON SHARES ISSUED:
Private placement         11,516,000         5,055
Option exercises             522,916           503
Warrant exercises          2,535,960         1,775
Debenture conversions      2,604,279         2,162
Purchase of services         450,000           400
Stock compensation           107,000            78
                          ----------   -----------
    Total issued          17,736,155         9,973
                          ----------   -----------
As of June 30, 2002       66,995,703   $   178,281
                          ==========   ===========

7. OPERATIONS BY GEOGRAPHIC AREA

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location:

                                                         NET         IDENTIFIABLE
                                          REVENUES   INCOME (LOSS)       ASSETS
                                          --------   -------------   ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2002
         South America                    $    296   $       (676)   $        329
         Africa                             18,720          4,642          32,661
         Corporate                              15           (955)          9,841
                                          --------   ------------    ------------
Total                                     $ 19,031   $      3,011    $     42,831
                                          ========   ============    ============

FOR THE SIX MONTHS ENDED JUNE 30, 2001
         South America                    $    227   $       (443)   $     22,843
         Africa                             11,403         (1,612)         22,260
         Corporate                             111         (1,218)          3,412
                                          --------   ------------    ------------
Total                                     $ 11,741   $     (3,273)   $     48,515
                                          ========   ============    ============

8. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

The following Golden Star consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

(a) BALANCE SHEETS UNDER US GAAP

                                                                     As of          As of
                                                                    June 30,     December 31,
                                                                      2002           2001
                                                                   ----------    ------------
Cash                                                               $    6,601    $        509
Trade accounts receivable, net                                          1,409           1,231
Inventories                                                             7,879           7,666
Due from sale of property                                               1,000              --
Other assets                                                              282             230
                                                                   ----------    ------------
        Total current assets                                           17,171           9,636

Restricted cash                                                         3,365           3,365
Acquisition, deferred exploration and development costs (Note 1)           --              --
Investment in OGML (Note 2)                                                --              --
Due from sale of property                                               2,000              --
Mining property (Note 1)                                               12,335           8,303
Fixed Assets, net                                                       2,525           2,268
Other assets (Note 6)                                                     553             660
                                                                   ----------    ------------
           Total Assets                                            $   37,949    $     24,232
                                                                   ==========    ============

Current liabilities                                                $    8,959    $     14,785

Convertible debentures (Note 3)                                           632           2,411
Long term bank debt                                                     1,083              --
Environmental rehabilitation liability                                  5,121           5,407
                                                                   ----------    ------------
        Total Liabilities                                              15,795          22,603

Minority interest                                                         578              96

Share capital (Notes 3 and 4)                                         175,435         165,833
Equity component of the convertible debentures (Note 3)                    --              --
Cumulative translation adjustments                                      1,595           1,595
Accumulated comprehensive income (Note 5)                                (191)           (279)
Deficit                                                              (155,263)       (165,616)
                                                                   ----------    ------------
        Shareholders' Equity                                           21,576           1,533
                                                                   ----------    ------------
           Total Liabilities and Shareholders' Equity              $   37,949    $     24,232
                                                                   ==========    ============

(b) STATEMENTS OF OPERATIONS UNDER US GAAP

                                                                     For the Three Months     For the Six Months
                                                                        Ended June 30,          Ended June 30,
                                                                       2002        2001        2002        2001
                                                                     --------    --------    --------    --------
Net Income/(loss) under Cdn GAAP                                     $  1,557    $ (1,422)   $  3,011    $ (3,273)
Net effect of acquisition and deferred exploration expenditures on
income/loss for the period (note 1)                                      (524)       (826)       (739)     (1,452)
Gain on sale of property                                                8,066          --       8,066          --
Effect of mining property depletion                                        --         138          --         238
Other (notes 2, 3, and 5)                                                 (78)        104          10         173
                                                                     --------    --------    --------    --------
Net income/(loss) under US GAAP before minority interest                9,021      (2,006)     10,348      (4,314)
Minority interest, as adjusted (notes 1, 2, 3 and 5)                        1          75           5         185
                                                                     --------    --------    --------    --------
Net income/(loss) under US GAAP                                         9,022      (1,931)     10,353      (4,129)
Other comprehensive income foreign exchange gain/(loss) (note 5)           64         (17)         88         (32)
                                                                     --------    --------    --------    --------
Comprehensive income/(loss)                                          $  9,086    $ (1,948)   $ 10,441    $ (4,161)
                                                                     ========    ========    ========    ========

Basic net income/(loss) per share under US GAAP                      $   0.14    $  (0.05)   $   0.16    $  (0.11)
Diluted net income/(loss) per share under US GAAP                    $   0.12    $  (0.05)   $   0.13    $  (0.11)

Weighted average common shares outstanding are the same under US GAAP as under Cdn GAAP for the periods presented.

Under US GAAP the Omai preferred share redemption premium is included with "Other" before the caption "Net income/(loss) under US GAAP before minority interest" on the consolidated statements of operations.

(c) STATEMENTS OF CASH FLOWS UNDER US GAAP

                                                   For the Three Months     For the Six Months
                                                       Ended June 30,          Ended June 30,
                                                     2002        2001        2002        2001
                                                   --------    --------    --------    --------
Cash provided by/(used in):
          Operating Activities                     $  1,388    $    512    $  1,427    $    (64)
          Investing activities                       (2,078)       (350)         (2)     (1,553)
          Financing activities                        4,886         695       4,667       1,932
                                                   --------    --------    --------    --------
Increase/(decrease) in cash and cash equivalents
for the quarter                                       4,196         857       6,092         315
Cash and cash equivalent beginning of period          2,405         449         509         991
                                                   --------    --------    --------    --------
Cash and cash equivalents end of period            $  6,601    $  1,306    $  6,601    $  1,306
                                                   ========    ========    ========    ========

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

(4) Accumulated deficit was eliminated effective May 15, 1992. Under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the write-off of certain deferred exploration costs described in (1) above.

(5) Under US GAAP, items such as foreign exchange gains and losses are required to be shown separately in derivation of Comprehensive Income.

(6) Under US GAAP, the fair value of warrants issued in connection with the credit facility that was arranged for, but not used to effect the purchase of BGL, is required to be expensed. Such costs were capitalized as part of the purchase cost of BGL for Cdn GAAP.

9. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL REGULATIONS

We are not aware of any events of material non-compliance in our operations with environmental laws and regulations, which could have a material adverse effect on our operations or financial condition. The exact nature of environmental control problems, if any, which we may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. The environmental rehabilitation liability for reclamation and closure costs at the Bogoso mine was $5.1 million at June 30, 2002 and $5.4 million at December 31, 2001. Estimates of the final reclamation and closure costs for the new Prestea property are currently being prepared and once available a provision will be established.

RESTRICTED CASH LONG-TERM (FOR THE ENVIRONMENTAL REHABILITATION LIABILITY)

Upon the closing of the acquisition of BGL in 1999, we were required, according to the acquisition agreement, to restrict $6.0 million in cash. These funds are to be used for the ongoing and final reclamation and closure costs relating to the Bogoso mine site. The withdrawal of these funds must be agreed to by the Sellers of BGL, who are ultimately responsible for the reclamation in the event of non-performance by Golden Star. No cash was drawn down during the first six months of 2002. At June 30, 2002, the remaining balance in the BGL reclamation cash fund was $3.3 million.

10. SUBSEQUENT EVENTS

PUBLIC OFFERING

On July 24, 2002 we completed a public offering in the United States and Canada for the sale of 16.1 million units at Cdn$1.90 per unit, to raise total gross proceeds of Cdn$30.6 million or net cash to the Company of $18.1 million. The offering was originally for 14 million units, with the underwriters having a 15% over-allotment option. The underwriters elected to exercise their maximum over-allotment of a further 2.1 million units at closing, to increase the total offering to 16.1 million units.

Each unit consists of one common share and one-half of one common share purchase warrant. Each whole warrant is exercisable for two years at a price of Cdn$2.28 to purchase an additional common share. The share purchase warrants will be listed on the Toronto Stock Exchange under the symbol "GSC.WT".

Underwriter fees for the offering equaled 5.5% of the gross proceeds of the offering. In addition the underwriters received non-transferable warrants to purchase 770,000 of the Company's common shares at an exercise price of Cdn$2.28. These warrants will be exercisable during the two-year period beginning one year from July 24, 2002, the date of closing.

11. INCOME TAXES

No provision has been recorded for income taxes in the current period because there are sufficient tax losses from prior periods to fully offset the current period's liability.

12. STOCK BASED COMPENSATION

On January 29, 2001 the Company granted 608,000 new common share options with a Cdn$1.16 exercise price, to eligible employees and directors. The average fair value of the common share options granted was Cdn$0.83 per option. We do not recognize any compensation costs related to stock options granted. Had compensation costs been recognized, based on the fair values at the grant date for those options vested in the first six months of 2002, our net income and earnings per share would have been reduced to the amounts shown below:

                                                     For the Three        For the Six
                                                      Months Ended       Months Ended
                                                     June 30, 2002       June 30, 2002
                                                     -------------       -------------
Net income                        As reported            $1,557             $3,011
                                  Pro forma              $1,318             $2,553

Basic earnings per share          As reported            $ 0.02             $ 0.05
                                  Pro forma              $ 0.02             $ 0.04

Diluted earnings per share        As reported            $ 0.02             $ 0.04
                                  Pro forma              $ 0.02             $ 0.04

The fair value of options granted during the first half of 2002 was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                          For the Three Months    For the Six Months
                          Ended June 30, 2002    Ended June 30, 2002
                          --------------------   -------------------
                                GSR Plan
--------------------------------------------------------------------
Expected volatility                         --                  81.9%
Risk-free interest rate                     --                  4.47%
                          --------------------   -------------------
Expected lives                              --               5 years
Dividend yield                              --                     0%

A stock bonus was paid to qualified employees in the first quarter of 2002, totaling 107,000 shares. Compensation expense at $0.73 per share, the market price on the date of grant, was recorded for these shares at the grant date.

13. EARNINGS PER COMMON SHARE

The following table provides a reconciliation between basic and diluted earnings per common share:

                                                         For the Three               For the Six
                                                     Months Ended June 30,      Months Ended June 30,
                                                       2002         2001          2002         2001
                                                    ----------   ----------    ----------   ----------
Net Earnings                                        $    1,557   $   (1,422)   $    3,011   $   (3,273)

(millions of common shares)
Weighted average number of common shares                  64.9         39.7          63.6         38.8
Dilutive Securities:
   Options                                                 2.1           --           1.8           --
   Warrants                                                3.9           --           2.6           --
   Convertible debentures                                  0.9           --           0.9           --
                                                    ----------   ----------    ----------   ----------
Weighted average number of dilutive common shares         71.8           --          68.9           --

Basic Earning Per Share                             $     0.02   $    (0.04)   $     0.05   $    (0.08)
Diluted Earnings Per Share                          $     0.02   $    (0.04)   $     0.04   $    (0.08)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Cdn GAAP"). For a reconciliation to accounting principles generally accepted in the United States ("US GAAP"), see Note 8 to the attached consolidated financial statements, as well as "Results of Operations" below.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001

Net income for the second quarter of 2002 totaled $1.6 million, versus a net loss of $1.4 million in the second quarter of 2001. Higher gold prices and increased gold production were the major factors responsible for the improvement in earnings. Realized gold prices averaged $312 per ounce for the quarter, a 16% increase from $268 per ounce realized in the second quarter of 2001. Gold shipments from the Bogoso/Prestea operations totaled 30,419 ounces, up from 24,695 ounces in the same quarter of 2001.

A 5% improvement in mill through-put at Bogoso/Prestea and an increase in gold recovery, 73% versus 56% in the same period of 2001, were responsible for the production increases. A change in ore types, from Bogoso transition ore in the second quarter of 2001 to Prestea oxide ore in the second quarter of 2002 was responsible for both the lower unit costs and improved recoveries. Mill feed grade averaged 2.27 g/t during the quarter, up from 2.22 g/t in the second quarter of 2001. Second quarter cash costs averaged $173 per ounce compared to $280 per ounce for the same quarter last year, while total cash costs, including royalties, averaged $195 per ounce for the second quarter, down from $288 per ounce in the second quarter in 2001.

Lower depreciation in the current quarter versus a year ago reflects the new reserve base for the Prestea surface concession, which allows amortization of costs over a larger number of ounces. Additionally, many of the assets associated with the initial purchase of the Bogoso operation in 1999, including the cost of the Bogoso mill, were fully amortized over the two-year life of the Bogoso oxide mining operation, which ended in late 2001.

Increases in G&A for the quarter are related to Guyanor where a lack of active exploration projects required that certain costs be expensed as part of G&A that would normally be capitalized as project costs. Severance costs at Guyanor also contributed to the G&A increase.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

Net income for the first six months of 2002 totaled $3.0 million, versus a net loss of $3.3 million in the first six months of 2001 of 2001. As with the second quarter of 2002, higher gold prices and increases in gold production were the major factors responsible for the improvement in earnings for the first six months. Realized gold prices averaged $301 per ounce for the first six months, a 14% increase from $265 per ounce realized in the first six months of 2001. Gold shipments from the Bogoso/Prestea operations totaled 62,064 ounces, up from 42,506 ounces in the first six months of 2001.

A 6% improvement in mill through-put at Bogoso/Prestea and an increase in gold recovery, 72% versus 50% in the same period of 2001, were responsible for the production increases. A change in ore types, from Bogoso transition ore in the first six months of 2001 to Prestea oxide ore in the same period of 2002 was responsible for both the lower unit costs and improved recoveries. Mill feed grade averaged 2.44 g/t during the six months, down from 2.62 g/t in the same period of 2001, but improvements in recovery more than off set the lower grade. Cash costs for the first six months averaged $174 per ounce compared to $274 per ounce for the same period last year, while total cash costs, including royalties, averaged $195 per ounce for the six months, down from $282 per ounce in the first six months of 2001.

Lower depreciation in the first six months versus a year ago reflects the new reserve base for the Prestea surface concession, which allows amortization of costs over a larger number of ounces. Additionally, many of the assets associated with the initial purchase of the Bogoso operation in 1999, including the cost of the Bogoso mill, were fully amortized over the two-year life of the Bogoso oxide mining operation, which ended in late 2001.

Increases in G&A for the six months are related to Guyanor where a lack of active exploration projects required that certain costs be expensed as part of G&A that would normally be capitalized as project costs. Severance costs at Guyanor also contributed to the G&A increase.

GUYANOR

Guyanor properties remained on a care and maintenance basis during the first six months of 2002. As such there was no deferred exploration activity. Additional staff reductions were effected in the six months bringing total Guyanor staff to eleven employees. We are continuing to seek joint venture partners to activate exploration work on various Guyanor properties. We are also investigating the possibility of asset sales in French Guiana.

SIGNIFICANT EVENTS DURING THE FIRST SIX MONTHS OF 2002

GUIANA SHIELD TRANSACTION - The major portion of the Guiana Shield Transaction ("the Transaction") was completed on May 21, 2002 with the sale of our interests in the Gross Rosebel, Headleys and Thunder Mountain properties in Suriname, and our interest in Omai Gold Mines Limited ("OGML") in Guyana, to Cambior Inc ("Cambior"). The sale of Cambior's interests in the Yaou, Dorlin and Bois Canon properties in French Guiana to Golden Star was finalized in June 2002 to conclude the Transaction.

Golden Star received $5 million cash for the Gross Rosebel property and will receive three additional deferred payments of $1.0 million each on each of the first three anniversaries of the May 2002 closing. In addition, Cambior will pay Golden Star a royalty equal to 10% of the excess of the average quarterly market price above a gold price hurdle on the first 7 million ounces of gold production from Gross Rosebel. For soft and transitional rock the gold price hurdle is $300 per ounce and for hard rock the hurdle is $350 per ounce.

The total consideration for the Headleys and Thunder Mountain properties comprises a deferred consideration of $1 million, to be paid to Golden Star in the event that Cambior commences commercial mining from these properties. Due to the uncertainty of realization of this payment, no asset has been recorded.

Under the terms of the sale of our 30% equity interest and preferred shares in OGML, Cambior assumed the unpaid portion of the non-interest bearing loan made to Golden Star in December 1998. In addition, Golden Star received a release and waiver from OGML, Cambior and the Guyana Government in respect of all liabilities, of any nature, related to the Omai Gold Mine.

Also, in connection with the Transaction, Cambior has transferred to us its 50% interest in the Yaou and Dorlin properties and its 100% interest in the Bois Canon property, all of which are located in French Guiana.

PRIVATE PLACEMENT - A private placement was completed in January of 2002, which resulted in the sale of 11,516,000 units, each unit consisting of one common share and one half warrant, for net proceeds of $5.1 million. Under the terms of the placement agreement, $2.6 million of the cash was temporarily restricted in an escrow account pending the occurrence of certain events. In late April 2002, following the Registration Statement on Form S-3 being declared effective, the escrowed funds were transferred to Golden Star.

FINAL PAYMENT TO THE SELLERS OF BOGOSO GOLD LIMITED ("BGL") - A $2.9 million gold-price related payment was made to the Sellers of BGL in January 2002. This liability was established under the terms of the original September 1999 BGL purchase agreement and the amount of the payment was determined by a formula which was based on the average price of gold over the two-year period following our purchase of the interest in September 1999.

FINAL INSTALLMENT ON THE PRESTEA PURCHASE AGREEMENT - In January 2002 our 90% owned subsidiary, BGL obtained a $0.8 million loan from a bank in Ghana and used the proceeds to make a payment to Prestea Gold Resources Limited ("PGR") for the purchase of an option related to the Prestea property. During 2001, BGL had also paid $1.3 million in cash to PGR for the purchase option related to the Prestea property. During 2001, BGL had also paid $1.3 million in cash to PGR for the purchase of an option related to the Prestea property.

ACQUISITION OF AN INTEREST IN THE PRESTEA UNDERGROUND MINE - In March 2002 BGL entered into a new agreement with PGR, the Ghana Mineworkers Union and the Ghana Government, among others, relating to the Prestea underground mine. The salient features of the new agreement are as follows:

(i) the Prestea underground mine was shut down and put on care and maintenance;

(ii) the mining lease over the Prestea underground mine was transferred from PGR to BGL, to be held by BGL on behalf of a joint venture between BGL, PGR and Government. BGL has an initial 45% interest in the JV;

(iii)    BGL has taken over the management of the Prestea underground mine;

(iv) BGL has commenced an assessment of the safety and economic viability of the underground mine, which could take as much as two years to complete; and

(v) certain infrastructure associated with the underground mine is being decommissioned and demolished by BGL to make way for the development of BGL's surface mining operations at Prestea.

Pursuant to the new agreement, BGL has, on behalf of PGR, paid $1.9 million of employee back pay and severance costs to PGR's former employees, each of whom has entered into individual separation agreements with PGR. Upon the demolition of the Prestea underground mine infrastructure referred to above, BGL will make a final payment of $0.5 million to PGR.

The Prestea underground mine is contained within a mining lease, which covers the same area as the surface mining lease granted to BGL on June 29, 2001. The surface mining lease is restricted down to a depth of 150 metres below sea level and the underground mining lease is restricted to material deeper than 150 metres below sea level. The underground mine, which has operated for some 100 years, producing in excess of 9 million ounces of gold, therefore lies underneath some of the surface reserves to be mined by BGL. The consolidation of the underground mine with the activities of BGL is therefore a natural progression to the orderly and economic development of the area.

LISTING ON THE AMERICAN STOCK EXCHANGE - During the second quarter Golden Star's common stock was listed on the American Stock Exchange and trading began on Wednesday June 19, 2002 under the symbol "GSS". Trading on the Over The Counter Bulletin Board under the symbol "GSRSF" was discontinued at close of business on Tuesday June 18, 2002. Our common stock was also listed on the Berlin exchange in June 2002 under the symbol "GS5". Golden Star continues to trade on the Toronto Stock Exchange under the symbol "GSC".

BOGOSO/PRESTEA RESERVE ADDITION - On June 20, 2002 we announced an increase in Proven and Probable Mineral Reserves ("Mineral Reserves") at Bogoso/Prestea. As at May 31, 2002 Mineral Reserves at Bogoso/Prestea were comprised of 20,637,000 tonnes at an average grade of 3.15 g/t for total contained gold of 2,091,000 ounces. This represents an increase of 263,467 ounces compared to the stated Mineral Reserves as at December 31, 2001. In addition, the proportion of Mineral Reserves in the proven category has increased from 56% to 69%, as a result of additional drilling.

This increase in the Mineral Reserves is a result of additional work and drilling programs at Bogoso/Prestea in Ghana on the deposits known as Buesichem, Brumase/Beposo and Plant-North. We had not previously published any reserves for Brumase/Beposo and the new Mineral Reserves for this deposit are the result of exploration on the Prestea property since September 2001. The Company had previously published reserves for its Plant-North and Buesichem deposits and the increase in Mineral Reserves for these deposits is a result of greater confidence resulting from infill drilling. At Plant-North, this work resulted in the delineation of wider zones at the southern end of the deposit. The Plant-North deposit remains open to the south and further exploration will be carried out during the current year.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED JUNE 30, 2002

Profitable operations at Bogoso/Prestea during the first six months of 2002 and the private placement in January of this year have contributed to a significant improvement in our liquidity. We held $6.6 million of cash at June 30, 2002, up from $0.5 million at December 31, 2001. In addition, an equity offering in July 2002 yielded approximately $18.1 million of cash (see Subsequent Events discussion below).

Cash flow from operations totaled $1.9 million during the first six months of 2002, up from $1.5 million in the same period of 2001. In addition to generating $1.9 million of operating cash flow, we reduced outstanding vendor payables by $2.1 million in the first six months of 2002 bringing all payables current. Investing activities consumed a net $0.4 million of cash in the six months. The sale of the Gross Rosebel property in Suriname contributed $5.0 million of cash during the six months which was used to fund $5.2 million of new mine property expenditures. Mine property expenditures included $2.2 million for the acquisition of a 45% managing interest in the Prestea underground mine, $0.6 million for work on the Wassa property and $2.8 million of development costs on the Prestea property.

Issuance of new common shares during the first six months of 2002 contributed $7.3 million of cash. A private placement in January 2002 provided a net $5.1 million of cash. Exercises of stock options yielded an additional $0.5 million during the six months and warrant exercised contributed an additional $1.7 million of cash. Liquidation of several liabilities, including the amount due the Sellers of BGL, consumed $3.5 million. A new bank loan in Ghana provided $0.8 million which was used to cover a portion of the new PGR underground mine acquisition costs.

At June 30, 2002, working capital stood at $8.2 million, versus a working capital deficit of $4.6 million at the end of 2001.

OUTLOOK

The three main objectives for 2002 continue to be: (i) orderly and efficient development of the Prestea surface lease reserves allowing an adequate flow of oxide and other non-refractory ores to the Bogoso mill; (ii) successful acquisition of the Wassa property; and (iii) commencement of the development of the Wassa property.

We have agreed to terms with Satellite Goldfields Limited ("Satellite") and its senior secured creditors, to acquire the Wassa property. The broad terms of the agreement are summarized as follows. We have agreed to pay $4.0 million at closing and an additional $5.0 million on a deferred basis upon the recommencement of gold production at the Wassa property. The initial $4.0 million and the deferred $5.0 million described above will be funded by a debt facility to be provided by Satellite's existing senior secured creditors. We will repay this debt facility over a four-year period beginning one year after the closing, during which we would carry out exploration and feasibility studies of the possible redevelopment of the property.

As additional consideration we have agreed to pay a royalty on future gold production from Wassa. The royalty will be determined by multiplying gold production from Wassa for each quarter by a royalty rate of a minimum of $7.00 per ounce. The royalty rate will increase by $1.00 for each $10.00 increase in the average market price for gold for each quarter above $280 per ounce up to a maximum of $15.00. We expect to complete the acquisition of the Wassa property once the regulatory approvals in Ghana are obtained and the definitive documentation to be delivered at closing is finalized. We expect the transaction to close in the third quarter of 2002.

At Bogoso/Prestea we have budgeted consolidated revenue of approximately $37 million in 2002 and total operating and general and administrative expenditures of approximately $32 million. Consolidated net exploration and development expenditures, after recoveries from joint venture partners, are budgeted at approximately $1.4 million, most of which will be spent in Ghana. We have budgeted production from Bogoso/Prestea at 134,000 ounces at an average cash cost of $175 per ounce during 2002. Meanwhile our activities in the Guiana Shield will be primarily care and maintenance, although we will continue to seek joint venture funded opportunities in Suriname and Guyana. There is minimal budgeted exploration spending by Guyanor in 2002, although we are actively seeking joint venture partners that could fund additional work at Paul Isnard or at our other properties. As more fully disclosed under Risk Factors in the Company's 2001 Form 10-K, numerous factors could cause our budget estimates to be wrong or could lead our management to make changes in our plans and budgets.

Based on the Company's operating forecasts, and assuming the same realized gold price, the first six month's results are representative of estimated full-year earnings for 2002 of $0.10 per share. The results for the second quarter were better than expected in our earlier forecast as a result of higher gold prices, higher production and lower production costs. While the forecast for the third quarter shows less production and slightly higher costs than in our previous forecast, results in the fourth quarter, following commencement of mining at Prestea's Plant North deposit, are expected to make up for any shortfall. The Company's production projections for the remainder of 2002 are as follows:

                                                   Q3 2002(e)         Q4 2002(e)
         Gold sales                 Ounces            30,000            42,000
         Cash costs (at mine)       $/ounce              190               155


In addition, we plan to continue evaluation acquisition and growth opportunities in Ghana and elsewhere in West Africa. We will also strive to maximize the value of our South American assets via asset sales and joint venture financed exploration activities where possible.

SUBSEQUENT EVENTS

PUBLIC OFFERING

On July 24, 2002 we completed a public offering in the United States and Canada with the sale of 16.1 million units at Cdn$1.90 per unit, to raise total gross proceeds of Cdn$30.6 million. The offering was originally for 14 million units, with the underwriters having a 15% over-allotment option. The underwriters elected to exercise their maximum over-allotment of a further 2.1 million units at closing, to increase the total offering to 16.1 million units.

Each unit consists of one common share and one-half of one common share purchase warrant. Each whole warrant is exercisable for two years at a price of Cdn$2.28 to purchase an additional common share. The share purchase warrants are listed on the Toronto Stock Exchange under the symbol "GSC.WT".

Underwriter fees for the offering equaled 5.5% of the gross proceeds of the offering. In addition the underwriters received non-transferable warrants to purchase 770,000 of the Company's common shares at an exercise price of Cdn$2.28. These warrants will be exercisable during the two-year period beginning one year from July 24, 2002, the date of closing.




ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates and commodity price fluctuations.

INTEREST RATE RISK

We may invest our cash in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Given the level of excess cash currently available for investing, the impact on revenues from changes in interest rates would not be material. We may in the future actively manage our exposure to interest rate risk.

FOREIGN CURRENCY EXCHANGE RATE RISK

The price of gold is denominated in United States dollars and the majority of our revenues and expenses are denominated in United States dollars. As a result of the limited exposure, we believe that we are not exposed to a material risk as a result of any changes in foreign currency exchange rates. As such we do not currently utilize market risk sensitive instruments to manage our exposure.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General and Special Meeting of the Shareholders of the Company held on May 28, 2002, shareholders were asked to (i) elect six directors, Messrs. James Askew, Peter Bradford, David Fagin, Ian MacGregor, Ernest Mercier and Robert Stone; (ii) approve the re-appointment of auditor; (iii) approve for issuance by the Company, in one or more private placements during the twelve
(12) months following approval of the resolution, of up to 30,000,000 Common Shares; (iv) approve amendments to the Company's by-laws to comply with recent changes in the Canada Business Corporations Act (v) approve an amendment to the Company's Articles of Arrangement to provide for meetings of the Company to be held at specific locations outside of Canada; and (vi) approve an amendment to the Company's stock option plan.

(i) Votes cast in the election of directors were as follows:

                     For                                 Against                              Withheld
                 35,093,335                                -0-                                 78,491

(ii) Votes cast for the appointment of PricewaterhouseCoopers LLP, Chartered Accountants as auditor of the Company until the next annual general meeting of shareholders at a remuneration to be fixed by the directors:

                     For                                 Against                              Withheld
                  35,078,608                               -0-                                 73,399

(iii) Votes cast to approve issuance by the Company, in one or more private placements during the twelve (12) months following approval of the resolution, of up to 30,000,000 Common Shares:

                     For                                 Against                              Withheld
                  9,030,354                             2,079,116                               -0-

(iv) Votes cast to approve amendments to the Company's by-laws to comply with recent changes in the Canada Business Corporations Act:

                     For                                 Against                              Withheld
                  34,371,049                             671,895                                -0-

(v) Votes cast for approval of an amendment to the Company's Articles of Arrangement to provide for meetings of the Company to be held at specific locations outside of Canada:

                     For                                 Against                              Withheld
                  10,543,354                             511,495                                -0-

(vi) Votes cast for approval of an amendment to the Company's stock option plan:

                     For                                 Against                              Withheld
                  8,944,195                             1,961,946                               -0-

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K

(a) Exhibits

4.1 Warrant Indenture, dated July 17, 2002, among the Company and CIBC Mellon Trust, as Trustee, including the Form of Warrant

10.1 Underwriting Agreement, dated July 17, 2002, between Canaccord Capital Corporation and BMO Nesbitt Burns Inc., as the Underwriters, and the Company

10.2 Agency Agreement, dated July 17, 2002, between Canaccord Capital Corporation (USA) Inc. and BMO Nesbitt Burns Corp. and the Company

Exhibit 99.1 Officer certificate for Peter L. Bradford

Exhibit 99.2 Officer certificate for Allan J. Marten

(b) Reports on Form 8-K during the quarter ended June 30, 2002

On June 26, 2002 the Company filed an 8-K/A with the Securities and Exchange Commission, announcing the completion of a transaction which transferred ownership of the Gross Rosebel gold property and other of the Company's properties in the Guiana Shield area of South America to Cambior Inc. for $8.0 million plus future production royalties.

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

                             GOLDEN STAR RESOURCES LTD.



                        By:  /s/ Peter J. Bradford
                             ------------------------------------------
                             Peter J. Bradford
                             President and CEO

                        By:  /s/ Allan J. Marter
                             ------------------------------------------
                             Allan J. Marter
                             Senior Vice-President and
                             Chief Financial Officer

August 5, 2002

                                  EXHIBIT INDEX


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
4.1           Warrant Indenture, dated July 17, 2002, among the Company and CIBC
              Mellon Trust, as Trustee, including the Form of Warrant

10.1          Underwriting Agreement, dated July 17, 2002, between Canaccord
              Capital Corporation and BMO Nesbitt Burns Inc., as the
              Underwriters, and the Company

10.2          Agency Agreement, dated July 17, 2002, between Canaccord Capital
              Corporation (USA) Inc. and BMO Nesbitt Burns Corp.

99.1          Officers certificate for Peter J. Bradford.

99.2          Officers certificate for Allan J. Marter.