Form 10-Q
period 2002-09-30
GOLDEN STAR RESOURCES LTD
filed 2002-11-12
CIK 903571

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]


Number of Common Shares outstanding as of November 1, 2002: 83,960,702

                                      INDEX

Part I     Financial Information

           Item 1. Financial Statements...................................................3

           Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..................................................18

           Item 3. Quantitative and Qualitative Disclosures about Market Risk.............24

           Item 4. Controls and Procedures................................................24

Part II    Other Information

           Item 1. Legal Proceedings......................................................25

           Item 4. Submission of Matters to a Vote of Security Holders....................25

           Item 6. Exhibits and Reports on Form 8-K.......................................25

Signatures................................................................................27

Officer Certificates......................................................................28

                  REPORTING CURRENCY AND FINANCIAL INFORMATION
All amounts in this Report are expressed in United States dollars, unless otherwise indicated. References to "Cdn$" are to Canadian dollars. We have presented financial information in accordance with accounting principles generally accepted in Canada ("Cdn GAAP"). Differences between accounting principles generally accepted in the United States ("US GAAP") and those applied in Canada, as applicable to the Registrant, are explained in Note 9 to the Consolidated Financial Statements.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains "forward-looking statements" within the meaning of the United States securities laws. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, proposed capital expenditure, exploration efforts, financial needs, and other information that is not historical information. The forward-looking statements contained herein are based on our current expectations and various assumptions as of the date such statements are made. We cannot give assurance that such statements will prove to be correct. These forward-looking statements include statements regarding: the impact that mining from Bogoso/Prestea and Wassa may have on our future liquidity, cash flows, financial requirements, operating results and capital resources; the operational and financial performance of mining from Bogoso/Prestea and Wassa; targets for gold production; cash operating costs and expenses; percentage increases and decreases in production from Bogoso/Prestea and Wassa; schedules for completion of feasibility studies; potential increases or decreases in reserves and production; the timing and scope of future drilling and other exploration activities; expectations regarding receipt of permits and commencement of mining or production; anticipated recovery rates; and potential acquisitions or increases in property interests.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                           CONSOLIDATED BALANCE SHEETS
       (Stated in thousands of United States Dollars except share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                              As of          As of
ASSETS                                                                     September 30,  December 31,
                                                                               2002          2001
                                                                            ---------      ---------
CURRENT ASSETS
     Cash and short-term investments (Note 3)                               $  19,757      $     509
     Accounts receivable                                                        1,517          1,231
     Inventories (Note 4)                                                       8,918          7,666
     Due from sale of property (Note 6)                                         1,000             --
     Other assets                                                                 223            230
                                                                            ---------      ---------
         Total Current Assets                                                  31,415          9,636

RESTRICTED CASH (Note 11)                                                       3,365          3,365
ACQUISITION, DEFERRED EXPLORATION  AND DEVELOPMENT COSTS (Note 6)               4,274         12,280
DUE FROM SALE OF PROPERTY (Note 6)                                              2,000             --
INVESTMENT IN OMAI GOLD MINES LIMITED                                              --            141
MINING PROPERTIES (Net of accumulated depreciation of $12,105
  and $10,852, respectively)                                                   14,462          8,353
FIXED ASSETS (Net of accumulated depreciation of $5,648
  and $5,134, respectively)                                                     9,521          2,268
OTHER ASSETS                                                                      533            509
                                                                            ---------      ---------
             Total Assets                                                   $  65,570      $  36,552
                                                                            =========      =========

LIABILITIES

CURRENT LIABILITIES
     Accounts payable                                                       $   3,604      $   4,365
     Accrued liabilities                                                        2,601          2,783
     Accrued wages and payroll taxes                                              139            124
     Current debt (Note 5)                                                      3,410          7,513
                                                                            ---------      ---------
         Total Current Liabilities                                              9,754         14,785

CONVERTIBLE DEBENTURES (Note 5)                                                    --          2,358
LONG TERM DEBT (Note 5)                                                         1,951             --
ENVIRONMENTAL REHABILITATION LIABILITY (Note 11)                                7,334          5,407
                                                                            ---------      ---------
         Total Liabilities                                                     19,039         22,550

MINORITY INTEREST                                                               2,306          1,660

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY
SHARE CAPITAL (Note 7)
     First Preferred Shares, without par value, unlimited shares
       authorized.  No shares issued                                               --             --
     Common shares, without par value, unlimited shares authorized.
       Shares issued and outstanding:  83,960,702 at September 30, 2002;
       49,259,548 at December 31, 2001                                        196,891        168,308
     Equity component of convertible debentures                                    --            545
DEFICIT                                                                      (152,666)      (156,511)
                                                                            ---------      ---------
         Total Shareholders' Equity                                            44,225         12,342
                                                                            ---------      ---------
             Total Liabilities and Shareholders' Equity                     $  65,570      $  36,552
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

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     (Stated in thousands of United States Dollars except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                  Three Months                Nine Months
                                                              Ended September 30,          Ended September 30,
                                                             2002           2001           2002           2001
                                                           ---------      ---------      ---------      ---------
REVENUE
     Gold sales                                            $   8,143      $   5,676      $  26,818      $  16,956
     Interest and other                                          207            180            563            641
                                                           ---------      ---------      ---------      ---------
                                                               8,350          5,856         27,381         17,597
                                                           ---------      ---------      ---------      ---------
EXPENSES
     Mining operations                                         6,037          5,612         18,248         17,659
     Depreciation and depletion                                  511            777          1,767          2,601
     Exploration expense                                          40             28            141             98
     General and administrative - Golden Star                    505            369          1,620          1,553
     General and administrative - Guyanor                        360            191          1,225            548
     Abandonment and impairment of mineral properties             --          8,103             --          8,103
     Loss on disposal of assets                                   --             --             --              6
     Interest expense                                             11            117            254            570
     Foreign exchange (gain)/loss                               (107)             1           (196)           (31)
                                                           ---------      ---------      ---------      ---------
                                                               7,357         15,198         23,059         31,107

INCOME/(LOSS) BEFORE THE UNDERNOTED                              993         (9,342)         4,322        (13,510)

               Omai preferred share redemption premium            --            189            169            272
                                                           ---------      ---------      ---------      ---------
               Income/(loss) before minority interest            993         (9,153)         4,491        (13,238)
               Minority interest                                (159)           153           (646)           965
                                                           ---------      ---------      ---------      ---------

NET INCOME/(LOSS)                                                834         (9,000)         3,845        (12,273)

DEFICIT, BEGINNING OF PERIOD                                (153,500)      (139,200)      (156,511)      (135,927)
                                                           ---------      ---------      ---------      ---------

DEFICIT, END OF PERIOD                                     $(152,666)     $(148,200)     $(152,666)     $(148,200)
                                                           =========      =========      =========      =========

NET INCOME/(LOSS) PER COMMON SHARE - BASIC                 $    0.01      $   (0.21)     $    0.05      $   (0.31)
NET INCOME/(LOSS) PER COMMON SHARE - DILUTED (Note 15)     $    0.01      $   (0.21)     $    0.05      $   (0.31)

WEIGHTED AVERAGE SHARES OUTSTANDING
(in millions of shares)                                         83.4           42.3           70.3           40.0


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Stated in thousands of United States Dollars)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                      Three Months                Nine Months
                                                                                    Ended September 30,        Ended September 30,
                                                                                    2002         2001          2002          2001
                                                                                  --------      -------      --------      --------
OPERATING ACTIVITIES:
NET INCOME/(LOSS)                                                                 $    834      $(9,000)     $  3,845      $(12,273)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation, depletion and amortization                                               511          777         1,767         2,604
Convertible debentures accretion                                                        --           52            46           157
Premium on Omai preferred share redemption                                              --         (189)         (169)         (272)
Non-cash employee compensation                                                          --           --            77            --
Abandonment and impairment of mineral properties                                        --        8,103            --         8,103
Loss on disposal of assets                                                              --           --            --             6
Change in note receivable                                                               --          (23)           --           (88)
Restricted cash                                                                         --          150            --           782
Reclamation expenditures                                                               (91)         (43)         (377)         (172)
Minority interest                                                                      159         (153)          646          (965)
Changes in assets and liabilities:
  Accounts receivable                                                                 (108)        (329)         (286)           58
  Inventories                                                                         (708)         275          (921)        1,903
  Accounts payable                                                                     916         (225)       (1,207)        1,117
  Other                                                                                 59            4             7           (63)
                                                                                  --------      -------      --------      --------
Total changes in non-cash operating working capital                                    159         (275)       (2,407)        3,014
                                                                                  --------      -------      --------      --------
        Net Cash Provided by/(Used in) Operating Activities                          1,572         (601)        3,428           897
                                                                                  --------      -------      --------      --------

INVESTING ACTIVITIES:
Expenditures on mineral properties                                                     (14)        (564)          (60)       (2,256)
Expenditures on mining properties                                                     (817)        (266)       (3,822)         (863)
Expenditures on fixed assets                                                        (3,045)         (46)       (3,661)         (999)
Omai preferred share redemption                                                         --          346           310           497
Investment in Prestea Underground Joint Venture (Note 10a)                            (628)          --        (2,844)           --
Sale of property (Note 6)                                                               --           --         5,000            --
Other                                                                                 (431)         (40)         (289)          (64)
                                                                                  --------      -------      --------      --------
        Net Cash Used in Investing Activities                                       (4,935)        (570)       (5,366)       (3,685)
                                                                                  --------      -------      --------      --------

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 7)                              17,867           --        25,200         2,282
Debt repayment                                                                      (3,667)        (346)       (6,354)         (497)
Increase in debt                                                                     2,384           --         2,384            --
Other                                                                                  (65)         251           (44)           52
                                                                                  --------      -------      --------      --------
        Net Cash Provided by/(Used in) Financing Activities                         16,519          (95)       21,186         1,837
                                                                                  --------      -------      --------      --------

Increase/(decrease) in cash and short-term investments                              13,156       (1,266)       19,248          (951)
Cash and short-term investments, beginning of period                                 6,601        1,306           509           991
                                                                                  --------      -------      --------      --------
Cash and short-term investments, end of period                                    $ 19,757      $    40      $ 19,757      $     40
                                                                                  ========      =======      ========      ========


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
   (All amounts in thousands of United States Dollars unless noted otherwise)
                                   (Unaudited)

These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the our annual report on Form 10-K for the year ended December 31, 2001, on file with the Securities and Exchange Commission and with the Canadian securities commissions (referred to as "the Company's 2001 Form 10-K").

The unaudited consolidated financial statements for the three months and nine months ended September 30, 2002 and September 30, 2001 contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows, on a basis consistent with that of our prior audited consolidated financial statements.

1. OPERATIONS

Golden Star Resources Ltd. is an international mining company and gold producer. Since 1999, we have moved from primarily an exploration focus, with operations in several areas in Africa and South America, to primarily a production focus, concentrating on operations in Ghana. We own a 90% equity interest in the Bogoso/Prestea open pit gold mine in Ghana ("Bogoso/Prestea") and a 45% managing interest in the currently inactive Prestea underground mine, both of which are held through our 90% owned subsidiary Bogoso Gold Limited ("BGL"). In September 2002, we acquired a 90% interest in the Wassa gold project, also in Ghana, held through our subsidiary Wexford Goldfields Limited ("Wexford") (see Note 10). In addition we have interests in several gold exploration properties in French Guiana, most of which are held through our 73%-owned subsidiary, Guyanor Ressources S.A. ("Guyanor").

2. SUPPLEMENTAL CASH FLOW INFORMATION

The following is a summary of non-cash transactions:

                                                                         Three Months              Nine Months
                                                                       Ended September 30,      Ended September 30,
                                                                      --------------------      -------------------
                                                                         2002       2001         2002          2001
                                                                         ----       ----         ----          ----
Depreciation charged to projects                                      $    --      $     1      $    --      $     3
Equity component of convertible debentures (Note 5g)                     (159)          --         (545)          --
Shares issued upon conversion of convertible debentures (Note 5g)         740          216        2,903          294
Conversion of convertible debentures (Note 5g)                           (581)        (216)      (2,358)        (294)
Adjustment to minority interest for note receivable                        --          (50)          --         (150)
Repayment of note receivable from minority interest                        --           50           --          150
Final Adjustment of amounts due to the sellers of BGL                      --          (86)          --          (86)
Mining properties                                                          --           86           --           86
Shares issued for Prestea related acquisition costs                        --           --          400           --
Acquisition costs paid for with shares                                     --           --         (400)          --
Anvil buyout transaction:
    Minority interest buyout                                               --       (1,549)          --       (1,549)
    Stock issued for minority interest                                     --        1,410           --        1,410
    Mining property purchase                                               --       (1,718)          --       (1,718)
    Extinguishment of note receivable                                      --        1,857           --        1,857
Acquisition, deferred exploration and development  (Note 6)                --           --        3,000           --
Receivable on sale of property (Note 6)                                    --           --       (3,000)          --
Wassa acquisition:
    Rehabilitation liability (Note 10b)                                 2,304           --        2,304           --
    Fixed assets (Note 10b)                                            (4,122)          --       (4,122)          --
    Assumption of bank debt (Note 10b)                                  1,818           --        1,818           --
Prestea underground joint venture payment accrual (note 10a)              278           --          278           --
Prestea underground joint venture mining properties (Note 10a)           (278)          --         (278)          --

3. CASH AND CASH INVESTMENTS

Following a July 2002 public offering we instituted a new cash investment policy to manage cash balances. The policy objectives, in order of importance, are safety of principal, liquidity as needed, and maximization of yields subject to the two prior objectives. Permitted investment vehicles include United States government securities including those of its agencies and all securities bearing the direct and indirect guarantee of the United States government. Each individual investment must have a maturity of less than one year and, collectively, all investments must have a maturity of less than nine months on a weighted average basis.

At September 30, 2002, all of our investments are in compliance with the new policy, with all amounts invested in a series of 90-day U.S. treasury notes.

4. INVENTORIES

                               September 30,      December 31,
                                   2002              2001
                               -------------      ------------
Stockpiled ore                    $1,731            $1,278
In-process                         1,208               951
Materials and supplies             5,979             5,437
                                  ------            ------
                                  $8,918            $7,666
                                  ======            ======


5. CURRENT AND LONG TERM DEBT

                                                                   September 30,     December 31,
Current Debt                                                           2002              2001
------------                                                       -------------     ------------
Note due Omai Gold Mines Limited (Note 5a)                            $   --            $  310
Amounts due to the sellers of BGL (Note 5b)                               --             2,874
Due financial institution (Note 5c)                                       --               500
Overdraft facility at BGL  (Note 5d)                                     873             1,003
Bank loan at BGL (Note 5e)                                               537               826
Accrual of possible liability to sellers of BGL (Note 5f)              2,000             2,000
                                                                      ------            ------

     Total Current Debt                                               $3,410            $7,513
                                                                      ======            ======

Long Term Debt
Convertible debentures (Note 5g)                                      $   --            $2,358
Bank loan Wassa (Note 5h)                                              1,818                --
Long term portion of bank loan at BGL (Note 5e)                          133                --
                                                                      ------            ------
     Total Long Term Debt                                             $1,951            $2,358
                                                                      ======            ======

(a) NOTE DUE OMAI GOLD MINES LIMITED ("OGML")

In December 1998, OGML advanced $3.2 million to us as an unsecured loan to be repaid as and when Class I preferred shares of OGML held by us are redeemed by OGML. The loan was non-interest bearing until September 30, 2010. Subsequent redemption of preferred shares reduced this liability to zero when the final payment was made in the first quarter of 2002.

(b) AMOUNTS DUE TO THE SELLERS OF BGL

Represents amounts owed to the sellers of BGL per terms of the September 1999 Bogoso purchase agreement. The final installment of $2.9 million was paid in the first quarter of 2002.

(c) DUE TO A FINANCIAL INSTITUTION

Represents gold production related payments due to a financial institution retained in 1999 to provide bridge financing for the BGL acquisition. The first payment of $0.25 million, due September 30, 2001, was made in January 2002, and the second and final payment of $0.25 million was made in September 2002.

(d) OVERDRAFT FACILITY AT BGL

Over-draft facility at BGL from Barclays Bank in Ghana.

(e) BANK LOANS AT BGL

Represents a term loan from CAL Merchant Bank, Ghana to BGL, denominated in United States dollars with a two-year maturity.

(f) ACCRUAL OF POSSIBLE LIABILITY TO SELLERS

The original BGL purchase agreement of September 1999 included a reserve acquisition payment due the sellers. The reserve acquisition payment would be triggered if minable reserves equivalent to 50,000 ounces of gold or greater were to be acquired by BGL prior to September 30, 2001 from elsewhere in Ghana for processing at the Bogoso mill. Acquisition of the surface mining lease at the Prestea property may have triggered the reserve acquisition payment and the associated $2.0 million liability. While the Company's liability for this payment and the exact due date is yet to be established, $2.0 million was accrued in the fourth quarter of 2001.

(g) CONVERTIBLE DEBENTURES

On August 24, 1999, we issued $4.2 million of subordinated convertible debentures. The debentures were to mature on August 24, 2004 and bore interest at the rate of 7.5% per annum from the date of issue, payable semi-annually on February 15 and August 15, to the debenture-holders as of February 1 and August 1, respectively, commencing on February 15, 2000. The debentures were convertible at the option of the holder into common shares of Golden Star at a conversion price of $0.70 per share, prior to the maturity date of August 24, 2004.

As of September 30, 2002, all of the outstanding debentures had been converted to common stock bringing the convertible debenture balance to zero. During the first nine months of 2002, debentures with a face value of $2.4 million were converted to 3,444,278 shares of common stock. Changes in the liability and equity components since the debentures were issued are shown in the following table:

                                     Liability            Equity
                                     Component          Component
                                     ---------          ---------
Upon issuance, August 1999            $ 3,110             $ 1,045
Accretion since issuance                  511                  --
Conversions since issuance             (3,621)             (1,045)
                                      -------             -------
Balance September 30, 2002            $    --             $    --
                                      =======             =======


(h) BANK LOAN -- WASSA

Represents the assumption of a $1.8 million loan from a consortium of banks headed by Standard Bank London Limited initiated on September 13, 2002. This is a five-year term loan facility from the banks to Wexford with quarterly installment payments of 1/16th of the initial balance, commencing December 2003. It carries an interest rate of LIBOR plus 2.5%, dropping to LIBOR plus 2% after commencement of gold production at Wassa. (See Note 10 for additional discussion.)

6. ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS

The consolidated property expenditures for our exploration projects for the nine months ended September 30, 2002 were as follows:

                               Acquisition,
                                Deferred                                                                              Acquisition,
                               Exploration                                            Joint                             Deferred
                                   and           Capitalized     Capitalized         Venture          Property       Exploration and
                               Development       Exploration     Acquisition          Recov-         Sales and         Development
                               Costs as of       Expenditures    Expenditures        eries in        Adjustments       Costs as of
                                 12/31/01          in 2002          in 2002            2002            in 2002            9/30/02
                               ===========       ============    ============        ========        ===========     ===============
SURINAME
    Gross Rosebel (1)             $ 8,066          $    --          $    --           $   --           $(8,066)            $  --
                                  -------          -------          -------           ------           -------            ------
Sub-total                           8,066               --               --               --            (8,066)               --
                                  -------          -------          -------           ------           -------            ------

AFRICA
(BOGOSO GOLD LIMITED)
    Riyadh                            274               11               --               --                --               285
    Pampe/Flagbase                    330               12                                                                   342
    Bogoso Sulfide Project          3,572               19               --               --                --             3,591
    Other Bogoso Area
     Projects                          38               18                                                                    56
                                  -------          -------          -------           ------           -------            ------
Sub-total                           4,214               60               --               --                --             4,274
                                  -------          -------          -------           ------           -------            ------
TOTAL                             $12,280          $    60          $    --           $   --           $(8,066)           $4,274
                                  =======          =======          =======           ======           =======            ======

(1) The major portion of the Guiana Shield Transaction (the "Transaction") was completed on May 21, 2002 with the sale of our interests in the Gross Rosebel, Headleys and Thunder Mountain properties in Suriname, and our interest in OGML in Guyana, to Cambior Inc. ("Cambior").

We received $5.0 million cash for the sale of the Gross Rosebel property and will receive three additional deferred payments of $1.0 million each. The first payment is due on the earlier of Cambior's decision to proceed with development of the Gross Rosebel property or May 2003. The two subsequent payments are due on the first and second anniversaries of the initial payment. In addition, Cambior will pay Golden Star a royalty equal to 10% of the excess, if any, of the average quarterly market gold price above a gold price hurdle on the first 7 million ounces of gold production from Gross Rosebel. For soft and transitional rock the gold price hurdle is $300 per ounce and for hard rock the hurdle is $350 per ounce.

Total consideration for the Headleys and Thunder Mountain properties is comprised of deferred consideration of $1.0 million, to be paid to Golden Star in the event that Cambior commences commercial mining from these properties. Due to the uncertainty of realization of this payment, no asset has been recorded.

Under the terms of the sale of our 30% equity interest and preferred shares in OGML, Cambior assumed the unpaid portion of the non-interest bearing loan made to Golden Star in December 1998. In addition, Golden Star received a release and waiver from OGML, Cambior and the Guyana Government in respect of all liabilities, of any nature, related to the Omai Gold Mine.

Also, in connection with the Transaction, Cambior has transferred to Golden Star its 50% interest in the Yaou and Dorlin properties in French Guiana.

7. SHARE CAPITAL

Changes in share capital during the nine months ended September 30, 2002:

                                                SHARES                AMOUNT
                                               ----------            --------
As of December 31, 2001                        49,259,548            $168,308

COMMON SHARES ISSUED:
Private placement                              11,516,000               5,054
Option exercises                                  547,916                 520
Warrant exercises                               2,535,960               1,775
Debenture conversions                           3,444,278               2,903
Purchase of services                              450,000                 400
Stock compensation                                107,000                  78
Public Offering                                16,100,000              17,853
                                               ----------            --------
    Total issued in the nine months            34,701,154              28,583
                                               ----------            --------
As of September 30, 2002                       83,960,702            $196,891
                                               ==========            ========

8. OPERATIONS BY GEOGRAPHIC AREA

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location:

                                                                     NET              IDENTIFIABLE
                                                REVENUES         INCOME(LOSS)            ASSETS
                                                --------         ------------         ------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002
        South America                           $   396            $   (895)            $   351
        Africa                                   26,905               6,226              43,001
        Corporate                                    80              (1,486)             22,218
                                                -------            --------             -------
Total                                           $27,381            $  3,845             $65,570
                                                =======            ========             =======

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001
        South America                           $   350            $ (8,446)            $15,175
        Africa                                   17,201              (2,411)             23,267
        Corporate                                    46              (1,416)                336
                                                -------            --------             -------
Total                                           $17,597            $(12,273)            $38,778
                                                =======            ========             =======

9. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

The following Golden Star consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

(a) BALANCE SHEETS UNDER US GAAP

                                                                        As of September 30,   As of December 31,
                                                                               2002                 2001
                                                                        -------------------   ------------------
Cash and short-term investments                                             $  19,757             $     509
Accounts receivable                                                             1,517                 1,231
Inventories                                                                     8,918                 7,666
Due from sale of property                                                       1,000                    --
Other assets                                                                      223                   230
                                                                            ---------             ---------
        Total current assets                                                   31,415                 9,636

Restricted cash                                                                 3,365                 3,365
Acquisition, deferred exploration and development costs (Note 1)                   --                    --
Investment in OGML (Note 2)                                                        --                    --
Due from sale of property                                                       2,000                    --
Mining properties                                                              14,334                 8,303
Fixed Assets, net                                                               9,521                 2,268
Other assets                                                                      533                   660
                                                                            ---------             ---------
        Total Assets                                                        $  61,168             $  24,232
                                                                            =========             =========

Current liabilities                                                         $   9,754             $  14,785

Convertible debentures (Note 3)                                                    --                 2,411
Long term bank debt                                                             1,951                    --
Environmental rehabilitation liability                                          7,334                 5,407
                                                                            ---------             ---------
        Total Liabilities                                                      19,039                22,603

Minority interest                                                                 736                    96

Share capital (Notes 3 and 4)                                                 193,921               165,833
Equity component of the convertible debentures (Note 3)                            --                    --
Cumulative translation adjustments                                              1,595                 1,595
Accumulated comprehensive income (Note 5)                                         (83)                 (279)
Deficit                                                                      (154,040)             (165,616)
                                                                            ---------             ---------
     Shareholders' Equity                                                      41,393                 1,533
                                                                            ---------             ---------
        Total Liabilities and Shareholders' Equity                          $  61,168             $  24,232
                                                                            =========             =========

(b) STATEMENTS OF OPERATIONS UNDER US GAAP

                                                                       For the Three Months Ended      For the Nine Months Ended
                                                                             September 30,                    September 30,
                                                                         2002            2001             2002             2001
                                                                        -------         -------         --------         --------
Net Income/(loss) under Cdn GAAP                                        $   834         $(9,000)        $  3,845         $(12,273)
Net effect of acquisition and deferred exploration expenditures
  on income/loss for the period (note 1)                                    601           7,653             (138)           6,201
Gain on sale of exploration property                                         --              --            8,066               --
Effect of mining property depletion                                          --              74               --              312
Other (notes 2, 3, and 5)                                                  (213)            195             (203)             368
                                                                        -------         -------         --------         --------
Net income/(loss) under US GAAP before minority interest                  1,222          (1,078)          11,570           (5,392)
Minority interest, as adjusted (notes 1, 2, 3 and 5)                          1              19                6              204
                                                                        -------         -------         --------         --------
Net income/(loss) under US GAAP                                           1,223          (1,059)          11,576           (5,188)
Other comprehensive income foreign exchange gain/(loss) (note 5)            108               1              196              (31)
                                                                        -------         -------         --------         --------
Comprehensive income/(loss)                                             $ 1,331         $(1,058)        $ 11,772         $ (5,219)
                                                                        -------         -------         --------         --------

Basic net income/(loss) per share under US GAAP                         $  0.01         $ (0.02)        $   0.16         $  (0.13)
Diluted net income/(loss) per share under US GAAP                       $  0.01         $ (0.02)        $   0.16         $  (0.13)


Under US GAAP the Omai preferred share redemption premium is included with "Other" before the caption "Net income/(loss) under US GAAP before minority interest" on the consolidated statements of operations.

(c) STATEMENTS OF CASH FLOWS UNDER US GAAP

                                                      For the Three Months Ended        For the Nine Months Ended
                                                              September 30,                    September 30,
                                                          2002            2001             2002            2001
                                                        --------         -------         --------         -------
Cash provided by/(used in):
     Operating Activities                               $  2,197         $  (819)        $  3,624         $  (881)
     Investing activities                                 (5,604)           (352)          (5,606)         (1,907)
     Financing activities                                 16,563             (95)          21,230           1,837
                                                        --------         -------         --------         -------
Increase/(decrease) in cash and cash equivalents
  for the period                                          13,156          (1,266)          19,248            (951)
Cash and cash equivalent beginning of period               6,601           1,306              509             991
                                                        --------         -------         --------         -------
Cash and cash equivalents end of period                 $ 19,757         $    40         $ 19,757         $    40
                                                        ========         =======         ========         =======

(d) FOOTNOTES

(1) Under US GAAP, acquisition costs, exploration costs and general and administrative costs related to projects are charged to expense as incurred. As such, the majority of costs charged to Abandonment of Mineral Properties under Cdn GAAP would have been charged to earnings in prior periods under US GAAP.

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

(3) Cdn GAAP requires that convertible debentures be classified into their component parts, as either a liability or equity, in accordance with the substance of the contractual agreement. Under US GAAP, the convertible debentures were classified entirely as a liability.

(4) Accumulated deficit was eliminated effective May 15, 1992. Under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the write-off of certain deferred exploration costs described in (1) above.

(5) Under US GAAP, items such as foreign exchange gains and losses are required to be shown separately in derivation of Comprehensive Income.

10. ACQUISITIONS

(a) PRESTEA UNDERGROUND JOINT VENTURE

In March 2002, BGL entered into a new agreement with Prestea Gold Resources Limited ("PGR"), the Ghana Mineworkers Union and the government of Ghana, among others, relating to the Prestea underground mine. The salient features of the new agreement are as follows:

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

Pursuant to the new agreement, BGL has, on behalf of PGR, paid $1.9 million of employee back pay and severance costs to PGR's former employees, each of whom has entered into individual separation agreements with PGR. In addition BGL paid approximately $0.2 million cash to PGR during 2002, and will make an additional future payment of $0.3 million, bringing the total cost of our 45% interest in the joint venture to $2.4 million.

The Prestea underground mine is contained within a mining lease, which covers the same area as the surface mining lease granted to BGL on June 29, 2001. The surface mining lease is restricted to a depth of 200 metres below the surface and the underground mining lease is restricted to material deeper than 200 metres below the surface. The underground mine, which has operated for some 130 years, producing in excess of 9 million ounces of gold, lies underneath some of the surface reserves to be mined by BGL. The consolidation of the underground mine with the activities of BGL is therefore a natural progression to the orderly and economic development of the area.

(b) WASSA

On September 13, 2002, we completed the acquisition of a 90% beneficial interest in the Wassa gold property ("Wassa") in Ghana. The remaining 10% interest in Wassa is owned by the Government of Ghana. The Wassa project was developed by its former owner in the late 1990s at a capital cost of $43 million as a conventional open pit, heap leach gold operation. Gold recoveries from the heap leach operation were slower and lower than expected, resulting in a negative impact on the project's production, cash costs and cash flow, although Wassa produced an average of 92,500 ounces of gold per annum for a period of just over two years. In 2001, the secured lenders to the project enforced their security rights in the project and, following a bidding process, agreed to sell the Wassa asset to Golden Star.

The Wassa property, now owned by our subsidiary, Wexford, includes an open pit mine, heap leach pads, processing equipment (crusher, agglomeration plant, conveyors, and adsorption plant), parts and supplies inventory, maintenance shops, administrative offices, housing for employees, a community center and miscellaneous other ancillary facilities.

We agreed to pay to the seller, a syndicate of banks led by Standard Bank London Limited, an initial consideration of $4.0 million at closing plus a deferred consideration of $5.0 million linked to the future recommencement of production at Wassa. Both the initial and deferred consideration are to be funded by the seller in the form of a bank loan and are repayable over a four year term. Repayment of the initial $4.0 million will begin on December 13, 2003 with installments following every three months thereafter, with the final payment on September 13, 2007. The interest rate is LIBOR plus

2.5% until gold production begins and LIBOR plus 2.0% after gold production begins. Interest on the initial $4.0 million accruing prior to the initiation of gold production at Wassa will be capitalized into the loan. Interest and repayment terms on the $5.0 million deferred portion of the loan are similar.

In addition, a gold production royalty ("First Royalty") is payable to the sellers on future gold production from Wassa. The royalty is to be paid quarterly and will be determined by multiplying the production from Wassa for each quarter by a royalty rate of $7.00 per ounce produced. The royalty rate is subject to increase by $1.00 per ounce for each $10.00 increase in the average market price for gold for each quarter above $280 per ounce up to a maximum of $15.00 per ounce at gold prices of $350 per ounce and above.

Upon closing of the acquisition, we purchased from the seller, for $1.6 million, the right to collect $2.2 million of the $4.0 million initial consideration. This effectively reduced the amount of the loan to $1.8 million and reduced the effective purchase price by $0.6 million, the amount of the discount on the debt buyout. At the same time, we and the sellers agreed to convert the $5.0 million deferred purchase price into a gold production linked payment. The gold production payment will be equal to $8.00 per ounce on future production from Wassa, and is capped at $5.5 million. The gold production payment will be in addition to the First Royalty. The agreement on the conversion of the deferred purchase price is subject to the approval of the Bank of Ghana, but this approval has no impact on the completion of the acquisition, which will be on the terms originally announced if such approval is not obtained.

We have also assumed a $2.3 million reclamation liability for restoration of the environmental disturbance as of the date of the acquisition. The amount of the restoration liability was determined by an independent environmental engineering firm, commissioned by Golden Star to establish the amount of the liability.

On a consolidated basis the purchase price was allocated as follows:

Acquisition costs:
     Bank loan assumed                                 $1,818
     Purchase of a portion of the initial
     consideration                                      1,584
     Environmental liabilities assumed                  2,302
     Pre-acquisition costs incurred                     1,157
                                                       ------
          Total Acquisition costs                      $6,861
                                                       ======

Allocation of acquisition costs:
     Inventory                                         $  331
     Fixed assets                                       6,530
                                                       ------
          Total Allocation                             $6,861
                                                       ======

The Wassa purchase has been accounted for by the purchase method. The assets and liabilities shown in the table immediately above are included in our consolidated balance sheet at September 30, 2002. Because the Wassa property had no operations in the nine months prior to the acquisition, there would be no impact on Golden Star's statement of operations for the first nine months of 2002, if restated on a pro forma basis, to include the impact of Wassa operations.

11. COMMITMENTS AND CONTINGENCIES

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

The estimated environmental rehabilitation liability for reclamation and closure costs at the Bogoso mine was $5.0 million at September 30, 2002 and $5.4 million at December 31, 2001. Estimates of the final reclamation and closure costs for the Prestea property are currently being prepared and once available a provision will be established.

During the third quarter of 2002, an additional $2.3 million environmental rehabilitation liability was recorded in conjunction with the purchase of the Wassa property in Ghana. The amount of this liability was established by an independent environmental engineering firm that estimated the expected reclamation cost of the Wassa site environmental disturbance as of the date of the purchase.

RESTRICTED CASH LONG-TERM (FOR THE ENVIRONMENTAL REHABILITATION LIABILITY)

Upon the closing of the acquisition of BGL in 1999, we were required, according to the acquisition agreement, to restrict $6.0 million in cash. These funds are to be used for the ongoing and final reclamation and closure costs relating to the Bogoso mine site. The withdrawal of these funds must be agreed to by the sellers of BGL, who are ultimately responsible for the reclamation in the event of non-performance by Golden Star. There were no draw downs of restricted cash during the first nine months of 2002. At September 30, 2002, the remaining balance in the BGL reclamation cash fund was $3.3 million.

ROYALTIES

        (a) Wassa: As part of the consideration for the purchase of the Wassa assets, a gold production royalty (First Royalty) will be paid to the sellers on future production from the Wassa property. The First Royalty is set at $7.00 per ounce of gold produced and increased by $1.00 per ounce for each $10.00 increase in the price of gold above $280 per ounce up to a maximum royalty of $15.00 per ounce at gold prices of $350 per ounce and above. This royalty is capped at $38 million. (See
                Note 10b above.)

                Golden Star and the Lenders agreed, subject to Bank of Ghana approval, that the $5.0 million deferred purchase price will be converted to a gold production royalty of $8.00 per ounce capped at $5.5 million. This royalty would be in addition to the First Royalty described above.

        (b) Bogoso/Prestea: A gold production royalty was included as a component of total consideration paid for the Prestea property in October 2001. The royalty is due on the first 1.0 million ounces of gold produced from the Bogoso/Prestea property following our purchase of the Prestea property in October 2001. The amount of the royalty will vary, according to a gold price formula, from a minimum of $6.00 per ounce at gold prices less than $260 per ounce to a maximum of $16.80 per ounce at gold prices at or above $340 per ounce.

        (c) Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay a royalty of not less than 3% and not more than 12% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% royalty on gold production from the Bogoso/Prestea property and would expect to pay a royalty at a similar rate on the Wassa property, once it is in production.

        (d) Royalties receivable: We also have royalties receivable from the sale of our interests in the Gross Rosebel property (see Note 6 above) and the St. Elie property (see Note 12 below), contingent on future production from these properties.

12. SUBSEQUENT EVENTS

SALE OF ST. ELIE

On October 21, 2002, Guyanor announced that it had closed the transaction with Compagnie Miniere Esperance S.A. ("CME") for the sale of Guyanor's 100% interest in Societe des Mines de St-Elie SARL ("SMSE"), which holds the mining rights to the St. Elie gold property in French Guiana ("St Elie").

The total consideration was as follows:

        (1)     $0.5 million of cash at closing;

        (2) the release by CME of a royalty obligation (approximately 3,000 ounces of gold) owed by Guyanor on future production from St. Elie; and

        (3) the payment of a 2.5% royalty on all future gold production from St. Elie. In addition, at gold prices above $350 per ounce, an additional royalty payment of 2.5% will be made by CME to Guyanor on the incremental revenue above $350 per ounce. These payments are capped at the amount of the shareholder debt owed by SMSE to Guyanor at closing, provided that such shareholder debt does not exceed $ 7.5 million.

Guyanor anticipates utilizing the cash proceeds of the transaction to repay a portion of the inter-company advances received from Golden Star in the past.

13. INCOME TAXES

No provision has been recorded for income taxes in the current period because there are sufficient tax losses from prior periods in all tax jurisdictions to fully offset the current period's liability.

14. STOCK BASED COMPENSATION

On January 29, 2002, we granted to eligible employees and directors, options to acquire a total of 608,000 common shares at Cdn$1.16. The average fair value of the common share options granted was determined to be Cdn$0.83. On July 29, 2002, a second grant of options to acquire common shares was made in the amount of 32,000 shares, with an exercise price of Cdn$1.40. The fair value of this grant has been estimated to be Cdn$1.27 per option. We do not recognize compensation costs related to stock options granted. Had compensation costs been recognized, based on the fair values at the grant date for those options vested in the first nine months of 2002, our net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                              For the Three        For the Nine
                                              Months Ended         Months Ended
                                              September 30,        September 30,
                                                  2002                 2002
                                               ----------           ----------
Net income                  As reported        $      834           $    3,845
                            Pro forma          $      779           $    3,332

Basic earnings per share    As reported        $     0.01           $     0.05
                            Pro forma          $     0.01           $     0.05

Diluted earnings per share  As reported        $     0.01           $     0.05
                            Pro forma          $     0.01           $     0.04

The fair value of options granted during the first nine months of 2002 was estimated at the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              For the Three      For the Nine
                                               Months Ended      Months Ended
                                              September 30,     September 30,
                                                   2002              2002
                                             ----------------- -----------------
    Expected volatility                            102%         81.9% - 102%
    Risk-free interest rate                       3.68%         3.68% - 4.47%
    Expected lives                               5 years           5 years
    Dividend yield                                  0%                0%

A stock bonus was paid to qualified employees in the first quarter of 2002, totaling 107,000 shares. Compensation expense at $0.73 per share, the market price on the date of grant, was recorded for these shares at the grant date.

15. EARNINGS PER COMMON SHARE

The following table provides a reconciliation between basic and diluted earnings per common share:

                                                         For the Three Months              For the Nine Months
                                                          Ended September 30,              Ended September 30,
                                                          2002           2001              2002            2001
                                                       ----------     ----------        ----------       ----------
Net Earnings/(Loss)                                    $      834     $   (9,000)       $    3,845       $  (12,273)

(millions of common shares)
Weighted average number of common shares                     83.4           42.3              70.3             40.0
Dilutive Securities:
   Options                                                    1.4             --               1.6               --
   Warrants                                                   2.3             --               2.6               --
                                                       ----------     ----------        ----------       ----------
Weighted average number of dilutive common shares            87.1             --              74.5               --
                                                       ==========     ==========        ==========       ==========

Basic Earning/(Loss) Per Share                         $     0.01     $    (0.21)       $     0.05       $    (0.31)
Diluted Earnings/(Loss) Per Share                      $     0.01     $    (0.21)       $     0.05       $    (0.31)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Cdn GAAP"). For a reconciliation to accounting principles generally accepted in the United States ("US GAAP"), see Note 9 to the attached consolidated financial statements, as well as "Results of Operations" below.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Net income during the third quarter of 2002 totaled $0.8 million, versus a net loss of $9.0 million in the third quarter of 2001. An $8.1 million exploration property impairment write-off was the major factor contributing to the third quarter loss in 2001. Higher gold prices and increased gold production in the third quarter of 2002 versus the third quarter of 2001 also contributed to the earnings improvement. Realized gold prices averaged $315 per ounce for the quarter, a 15% increase from the $272 per ounce realized in the third quarter of 2001.

Gold shipments from the Bogoso/Prestea operations totaled 27,681 ounces in the third quarter, up from 20,825 ounces in the same quarter of 2001. While third quarter 2002 mill feed grades were lower than in the same period of 2001 (2.18 grams per tonne, or "g/t," versus 3.69 g/t), an 18% improvement in mill through-put and an increase in gold recovery from 36% to 74%, more than offset the drop in grades. A change in ore types, from Bogoso transition ore in the third quarter of 2001 to Prestea oxide ore in the third quarter of 2002, was responsible for the improved recoveries. Third quarter cash costs averaged $200 per ounce compared to $268 per ounce for the same quarter last year, while total cash costs, including royalties, averaged $222 per ounce for the third quarter, down from $277 per ounce in the third quarter in 2001.

Lower depreciation in the current quarter versus a year ago reflects the new reserve base at the Prestea surface concession, which allows amortization of asset costs over a larger number of ounces. Additionally, many of the assets associated with the initial purchase of the Bogoso operation in 1999, including the cost of the Bogoso mill, were fully amortized over the two-year life of the Bogoso oxide mining operation, which ended in late 2001.

Increases in general and administrative costs ("G&A") for the quarter are mostly related to Guyanor where a lack of active exploration projects required that certain costs be expensed as general and administrative expense. Severance costs at Guyanor also contributed to the G&A increase as down-sizing continues at Guyanor.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Net income for the first nine months of 2002 totaled $3.8 million, versus a net loss of $12.3 million in the first nine months of 2001. An $8.1 million exploration property impairment write-off in the third quarter of 2001 was the major factor contributing to the higher loss in 2001. Improved gold prices and increased gold production in the first nine months of 2002 versus 2001 also contributed to the improvement in earnings. Realized gold prices averaged $305 per ounce for the nine months, up from $268 per ounce realized in the first nine months of 2001.

Gold shipments from Bogoso/Prestea totaled 89,745 ounces for the nine months, up 42% from 63,331 ounces in the first nine months of 2001. A 10% improvement in mill through-put at Bogoso/Prestea and an increase in gold recovery (72% versus 44% in the same period of 2001), were responsible for most of the production increase. A total of 1,810 ounces of gold were produced in the nine months from old concentrates and other scrap materials obtained during the demolition of the 70-year old mill facility on the Prestea property. The mill demolition was required because the mill sat atop the Plant-North ore body where initial mining activities began in November of 2002. Proceeds from sale of gold recovered from the mill demolition project were netted against the demolition cost and thus are not included in revenues.

As with the quarter, a change in ore types, from Bogoso transition ore in the first nine months of 2001 to Prestea oxide ore in the same period of 2002, was responsible for both the lower unit costs and improved recoveries versus the nine months of 2001. Mill feed grade averaged 2.35 g/t during the nine months, down from 2.96 g/t in the same period of 2001, but improvements in recovery and mill through-put more than off-set the lower grade. Cash costs for the first nine months of

2002 averaged $182 per ounce compared to $272 per ounce for the same period last year, while total cash costs, including royalties, averaged $203 per ounce for the nine months, down from $281 per ounce in the first nine months of 2001.

Lower depreciation in the first nine months versus a year ago reflects the new reserve base for the Prestea surface concession, which allows amortization of asset costs over a larger number of ounces. Additionally, many of the assets associated with the initial purchase of the Bogoso operation in 1999, including the cost of the Bogoso mill, were fully amortized over the two-year life of the Bogoso oxide mining operation, which ended in late 2001.

Increases in G&A for the first nine months of 2002 are mostly related to Guyanor where a lack of active exploration projects required that certain costs be expensed as part of G&A that would normally be capitalized as project costs. Severance costs at Guyanor also contributed to the G&A increase as down sizing continues at Guyanor.

BOGOSO/PRESTEA PROPERTY

Mining of the Prestea surface lease reserves commenced late in the third quarter of 2001 and since then we have mined a number of smaller pits in the northern part of the Prestea concession while we advanced preparations for the commencement of mining at the Plant-North pit. The Plant-North pit has reserves of approximately 600,000 ounces and will become the sole source of production at Prestea for the next four years. Ore grades in the Plant-North pit are expected to exceed those of the northern pits mined during the last year.

The northern pits have yielded more ore grade material than originally forecast and thus have delayed start-up of mining at the higher grade Plant-North area. While the northern pits lasted longer than expected they yielded lower grades than would have otherwise been mined at Plant-North, resulting in lower production and lower profitability in the third quarter. (See Outlook section below for additional discussion on the fourth quarter.)

GUYANOR

Guyanor properties remained on a care and maintenance basis during the first nine months of 2002. As such there was no material exploration activity. Staff reductions were effected in the nine months bringing total Guyanor staff to nine employees. We are continuing to seek joint venture partners to activate exploration work on various Guyanor properties. We are also investigating the possibility of asset sales in French Guiana. In October 2002, Guyanor sold its St. Elie subsidiary for $0.5 million in cash and a future production royalty. See Subsequent Events below for additional discussion of this transaction.

Guyanor has announced its intention to proceed with a rights offering prior to the end of 2002 to alleviate capital inadequacies as defined under French corporate law. We plan to participate in the rights offering by converting up to $12 million of inter-company receivables from Guyanor into Guyanor class B share equity. The inter-company receivable has accrued over the past several years, mostly in the form of exploration funds and G&A expenses advanced to Guyanor and interest expense on the inter-company debt.

SIGNIFICANT EVENTS DURING THE FIRST NINE MONTHS OF 2002

GUIANA SHIELD TRANSACTION - The major portion of the Guiana Shield Transaction (the "Transaction") was completed on May 21, 2002, with the sale of our interests in the Gross Rosebel, Headleys and Thunder Mountain properties in Suriname, and our interest in Omai Gold Mines Limited ("OGML") in Guyana, to Cambior Inc ("Cambior"). The sale of Cambior's interests in the Yaou and Dorlin properties in French Guiana to Golden Star was finalized in June 2002.

Golden Star received $5.0 million cash for the sale of the Gross Rosebel property and will receive three additional deferred payments of $1.0 million each. The first payment is due on the earlier of Cambior's decision to proceed with development of the Gross Rosebel property or May 2003. The two subsequent payments are due on the first and second anniversaries of the initial payment. In addition, Cambior will pay Golden Star a royalty equal to 10% of the excess of the average quarterly market price above a gold price hurdle on the first 7 million ounces of gold production from Gross Rosebel. For soft and transitional rock the gold price hurdle is $300 per ounce and for hard rock the hurdle is $350 per ounce.

The total consideration for the Headleys and Thunder Mountain properties comprises a deferred consideration of $1.0 million, to be paid to Golden Star in the event that Cambior commences commercial mining from these properties. Due to the uncertainty of realization of this payment, no asset has been recorded.

Under the terms of the sale of our 30% equity interest and preferred shares in OGML, Cambior assumed the unpaid portion of the non-interest bearing loan made to Golden Star in December 1998. In addition, Golden Star received a release and waiver from OGML, Cambior and the Guyana Government in respect of all liabilities, of any nature, related to the Omai Gold Mine.

PRIVATE PLACEMENT -- A private placement was completed in January of 2002, which resulted in the sale of 11,516,000 units, each unit consisting of one common share and one half warrant, for net proceeds of $5.1 million. Each whole warrant will entitle the holder to the right to acquire one further common share at an exercise price of $0.70. These warrants will be exercisable during the two-year period ending January 11, 2004.

PAYMENT TO THE SELLERS OF BOGOSO GOLD LIMITED ("BGL") -- A $2.9 million gold-price related payment was made to the sellers of BGL in January 2002. This liability was established under the terms of the original September 1999 BGL purchase agreement and the amount of the payment was determined by a formula which was based on the average price of gold over the two-year period following our purchase of the interest.

FINAL INSTALLMENT ON THE PRESTEA PURCHASE AGREEMENT -- In January 2002, our 90% owned subsidiary, BGL obtained a $0.8 million loan from a bank in Ghana and used the proceeds to make the final payment to Prestea Gold Resources Limited ("PGR") for the purchase of an option related to the Prestea property. BGL had made an initial $1.3 million payment for this purchase option in 2001.

ACQUISITION OF AN INTEREST IN THE PRESTEA UNDERGROUND MINE -- In March 2002, BGL entered into a new agreement with PGR, the Ghana Mineworkers Union and the Ghana Government, among others, relating to the Prestea underground mine. The salient features of the new agreement are as follows:

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

Pursuant to the new agreement, BGL has, on behalf of PGR, paid $1.9 million of employee back pay and severance costs to PGR's former employees, each of whom has entered into individual separation agreements with PGR. In addition, BGL paid approximately $0.2 million cash to PGR during 2002 and will make an additional future payment of $0.3 million, bringing the total cost of our 45% interest in the joint venture to $2.4 million.

The Prestea underground mine is contained within a mining lease which covers the same area as the surface mining lease granted to BGL on June 29, 2001. The surface mining lease is restricted down to a depth of 200 metres below the surface and the underground mining lease is restricted to material deeper than 200 metres below the surface. The underground mine, which operated for some 130 years, producing in excess of 9 million ounces of gold, lies underneath some of the surface reserves to be mined by BGL. The consolidation of the underground mine with the activities of BGL is therefore a natural progression to the orderly and economic development of the area.

LISTING ON THE AMERICAN STOCK EXCHANGE - During the second quarter Golden Star's common stock was listed on the American Stock Exchange and began trading on Wednesday June 19, 2002 under the symbol "GSS". Trading on the Over The Counter Bulletin Board under the symbol "GSRSF" was discontinued at close of business on Tuesday June 18, 2002. Our common stock was also listed on the Berlin exchange in June 2002 under the symbol "GS5". Golden Star continues to trade on the Toronto Stock Exchange under the symbol "GSC".

BOGOSO/PRESTEA RESERVE ADDITION -- On June 20, 2002, we announced an increase in Proven and Probable Reserves ("Reserves") at Bogoso/Prestea. As of May 31, 2002, Reserves at Bogoso/Prestea were comprised of 20,637,000 tonnes at an average grade of 3.15 g/t for total contained gold of 2,091,000 ounces. This represents an increase of 263,467 ounces compared to the stated Reserves as at December 31, 2001. In addition, the proportion of Reserves in the proven category has increased from 56% to 69%, as a result of additional drilling.

This increase in Reserves is a result of additional work and drilling programs at Bogoso/Prestea on the deposits known as Buesichem, Brumase/Beposo and Plant-North. We had not previously published reserves for Brumase/Beposo and the new Reserves for this deposit are the result of exploration on the Prestea property since September 2001. The Company had previously published reserves for its Plant-North and Buesichem deposits and the increase in Reserves for these deposits is a result of greater confidence resulting from infill drilling. At Plant-North, this work resulted in the delineation of wider zones at the southern end of the deposit. The Plant-North deposit remains open to the south and further exploration will be carried out during the current year.

PUBLIC OFFERING - On July 24, 2002, we completed a public offering in the United States and Canada for the sale of 16.1 million units at Cdn$1.90 (approximately $1.21) per unit, to raise total gross proceeds of $19.4 million or net cash to the Company of $17.9 million. The offering was originally for 14 million units, with the underwriters having a 15% over-allotment option. The underwriters elected to exercise their maximum over-allotment of a further 2.1 million units at closing, to increase the total offering to 16.1 million units.

Each unit consisted of one common share and one-half of one common share purchase warrant. Each whole warrant is exercisable during the two year period ending July 24, 2004 at a price of Cdn$2.28 (approximately $1.46) to purchase an additional common share. The share purchase warrants have been listed with and trade on the Toronto Stock Exchange under the symbol "GSC.WT".

Underwriter fees for the offering equaled 5.5% of the gross proceeds of the offering. In addition the underwriters received non-transferable warrants to purchase 770,000 of the Company's common shares at an exercise price of Cdn$2.28 (approximately $1.46). These warrants are exercisable during the two-year period ending on July 24, 2005.

PURCHASE OF WASSA - On September 13, 2002, we completed the acquisition of a 90% beneficial interest in the Wassa gold property ("Wassa") in Ghana. The remaining 10% interest in Wassa is owned by the Government of Ghana. The Wassa project was developed by its former owner in the late 1990s at a capital cost of $43 million as a conventional open pit, heap leach gold operation. Gold recoveries from the heap leach operation were slower and lower than expected, resulting in a negative impact on the project's production, cash costs and cash flow, although Wassa produced an average of 92,500 ounces of gold per annum for a period of just over two years. In 2001, the secured lenders to the project enforced their security rights in the project and, following a bidding process, agreed to sell the Wassa asset to Golden Star.

The Wassa property, now owned by our subsidiary, Wexford, includes an open pit mine, heap leach pads, processing equipment (crusher, agglomeration plant, conveyors, and adsorption plant), parts and supplies inventory, maintenance shops, administrative offices, housing for employees, a community center and miscellaneous other ancillary facilities.

We agreed to pay to the seller, a syndicate of banks led by Standard Bank London Limited, an initial consideration of $4.0 million at closing plus a deferred consideration of $5.0 million linked to the future recommencement of production at Wassa. Both the initial and deferred consideration are to be funded by the seller in the form of a bank loan and are repayable over a four year term. Repayment of the initial $4.0 million will begin on December 13, 2003 with installments following every three months thereafter, with the final payment on September 13, 2007. The interest rate is LIBOR plus 2.5% until gold production begins and LIBOR plus 2.0% after gold production begins. Interest on the initial $4.0 million accruing prior to the initiation of gold production at Wassa will be capitalized into the loan. Interest and repayment terms on the $5.0 million deferred portion of the loan are similar.

In addition, a gold production royalty ("First Royalty") is payable to the sellers on future gold production from Wassa. The royalty is to be paid quarterly and will be determined by multiplying the production from Wassa for each quarter by a royalty rate of $7.00 per ounce produced. The royalty rate is subject to increase by $1.00 per ounce for each $10.00 increase in the average market price for gold for each quarter above $280 per ounce up to a maximum of $15.00 per ounce at gold prices of $350 per ounce and above.

Upon closing of the acquisition, we purchased from the seller, for $1.6 million, the right to collect $2.2 million of the $4.0 million initial consideration. This effectively reduced the amount of the loan to $1.8 million and reduced the effective purchase price by $0.6 million, the amount of the discount on the debt buyout. At the same time, we and the sellers agreed to convert the $5.0 million deferred purchase price into a gold production linked payment. The gold production payment will be equal to $8.00 per ounce on future production from Wassa, and is capped at $5.5 million. The gold production payment will be in addition to the First Royalty. The agreement on the conversion of the deferred purchase price is subject to the approval of the Bank of Ghana, but this approval has no impact on the completion of the acquisition, which will be on the terms originally announced if such approval is not obtained.

We have also assumed a $2.3 million reclamation liability for restoration of the environmental disturbance as of the date of the acquisition. The amount of the restoration liability was determined by an independent environmental engineering firm, commissioned by Golden Star to establish the amount of the liability.

On a consolidated basis the purchase price was allocated as follows:

Acquisition costs:
       Bank loan assumed                           $1,818
       Purchase of a portion of the initial
         consideration                              1,584
       Environmental liabilities assumed            2,302
       Pre-acquisition costs incurred               1,157
                                                   ------
            Total Acquisition costs                $6,861
                                                   ======

Allocation of acquisition costs:
       Inventory                                   $  331
       Fixed assets                                 6,530
                                                   ------
            Total Allocation                       $6,861
                                                   ======

The Wassa purchase has been accounted for by the purchase method. The assets and liabilities shown in the table immediately above are included in our consolidated balance sheet at September 30, 2002. Because the Wassa property had no operations in the nine months prior to the acquisition, there would be no impact on Golden Star's statement of operations for the first nine months of 2002 if restated, on a pro forma basis, to include the impact of Wassa operations.

We have initiated an exploration drilling program at Wassa designed to evaluate and re-establish gold reserves. Engineering studies are also underway to evaluate the feasibility of redeveloping the Wassa property as a conventional CIL operation. The feasibility study is scheduled for completion in the second quarter of 2003 and if the study results are favorable, mill construction would begin shortly thereafter. Assuming favorable results from the feasibility study, gold production could begin at Wassa as early as the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED SEPTEMBER 30, 2002

Profitable operations at Bogoso/Prestea during the first nine months of 2002, a private placement in January and a public offering in July of this year have contributed to a significant improvement in liquidity. We held $19.8 million of cash and short term investments at September 30, 2002, up from $0.5 million at December 31, 2001.

Cash flow from operations totaled $3.4 million during the first nine months of 2002, up from $0.9 million in the same period of 2001. Higher gold prices and higher gold output were responsible for the improvement.

Investing activities consumed $10.7 million of cash in the nine months while the sale of the Gross Rosebel property in Suriname contributed $5.0 million of cash. Cash spent on the acquisition and development of the new Wassa property totaled $3.4 million. Development work and new fixed assets at Bogoso/Prestea consumed $4.2 million. We also invested

$2.8 million in a 45% managing interest in the Prestea underground mine joint venture and an additional $0.3 million in development costs of this new project.

Issuance of new common shares during the first nine months of 2002 contributed $25.2 million of cash. A private placement in January 2002 provided a net $5.1 million of cash and a public offering in July 2002 netted $17.9 million. Stock option exercises provided $0.5 million during the nine months and warrant exercises contributed an additional $1.8 million of cash. Liquidation of several liabilities, including the amount due the sellers of BGL, consumed $3.7 million of cash. A new bank loan in Ghana provided $0.8 million which was used to cover a portion of the new PGR underground mine acquisition costs.

At September 30, 2002, working capital stood at $21.7 million, versus a working capital deficit of $5.1 million at the end of 2001.

OUTLOOK

The three main objectives for 2002, have been: (i) orderly and efficient development of the Prestea surface lease reserves allowing an adequate flow of oxide and other non-refractory ores to the Bogoso mill; (ii) successful acquisition of the Wassa property; and (iii) commencement of the development of the Wassa property.

Mining of the Prestea surface lease reserves commenced twelve months ago and since then we have mined a number of smaller deposits in the northern part of the Prestea concession while we advanced preparations for the commencement of mining at the Plant-North pit, which has reserves of approximately 600,000 ounces and will be our sole source of production at Bogoso/Prestea for the next four years. The preparations for mining the Plant-North deposit, which have included the necessary environmental studies and permits, mining permits, the removal of the 70-year old Prestea processing plant and associated infrastructure and the development of a haul road, have now been completed and mining activities have commenced.

The planned mining of lower grade material from smaller pits in the northern part of the Prestea concession led to lower production than originally forecast in the third quarter. Production in the fourth quarter is projected to be greater as a result of the commencement of mining of higher-grade ores from the Plant-North pit. We had originally expected to commence mining in Plant-North early in the fourth quarter, but as a result of the smaller pits at Brumase yielding more material than originally forecast, commencement of mining at Plant-North was delayed by several weeks. As a result of this delay, however, we are now forecasting production in the fourth quarter of 38,000 ounces at a cash cost of $181 per ounce for aggregate production in 2002 of 128,000 ounces at a cash cost of $182 per ounce.

We completed the Wassa acquisition during the third quarter and have mobilized our personnel to Wassa to commence the development of the property. We have subsequently completed the first stage of our exploration program to validate and expand the mineralized material at Wassa and we have appointed a team of consultants, led by Metallurgical Design and Management (Pty) Ltd. to carry out the feasibility study. Subject to a positive outcome to our feasibility study, our target is to fast track the development of Wassa and to recommence production, using a conventional CIL plant, by the end of 2003 at an average annual production rate of 120,000 ounces per year.

SUBSEQUENT EVENTS

SALE OF ST. ELIE

On October 21, 2002, Guyanor announced that it had closed the transaction with Compagnie Miniere Esperance S.A. ("CME") for the sale of Guyanor's 100% interest in Societe des Mines de St-Elie SARL ("SMSE"), which holds the mining rights to the St. Elie gold property in French Guiana ("St Elie").

The total consideration was as follows:

        (1)     $0.5 million of cash at closing;

        (2) the release by CME of a royalty obligation (approximately 3,000 ounces of gold) owed by Guyanor on future production from St. Elie; and

        (3) the payment of a 2.5% royalty on all future gold production from St. Elie. In addition, at gold prices above $350 per ounce, an additional royalty payment of 2.5% will be made by CME to Guyanor on the incremental revenue above $350 per ounce. These payments are capped at the amount of the shareholder debt owed by SMSE to Guyanor at closing, provided that such shareholder debt does not exceed $ 7.5 million.

Guyanor anticipates utilizing the cash proceeds of the transaction to repay a portion of the inter-company advances received from Golden Star in the past.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: gold price fluctuations, changes in interest rates on our investment portfolio and changes in foreign currency exchange rates.

GOLD PRICE RISK

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

INTEREST RATE RISK

We may invest our cash in debt instruments of the United States Government and its agencies. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Given the level of excess cash currently available for investing, the impact on revenues from changes in interest rates would not be material. We may in the future actively manage our exposure to interest rate risk.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) within 90 days prior to the filing date of this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.

We periodically conduct an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer as well as the Company's Audit Committee, of our internal controls and procedures. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material pending legal proceedings. We are, however, engaged in routine litigation incidental to our business. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of noncompliance with environmental laws and regulations. The exact nature of environmental control problems, if any, which we may encounter in the future, cannot be predicted, primarily because of the changing character of environmental regulations that may be enacted in foreign jurisdictions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K

        (a)     Exhibits

                2.1 Agreement for the Sale and Purchase of Certain of the Assets of Satellite Goldfields Limited between The Law Debenture Trust Corporation P.L.C. and Wexford Goldfields Limited dated March 1, 2002. (Incorporated by reference to Exhibit 2.1 to the Company's Form 8K filed on September 30, 2002)

                2.2 Agreement for the Sale and Purchase of Certain of the Assets of Satellite Goldfields Limited between Satellite Goldfields Limited, The Law Debenture Trust Corporation P.L.C. and Wexford Goldfields Limited dated March 15, 2002. (Incorporated by reference to Exhibit 2.2 to the Company's Form 8K filed on September 30, 2002)


                2.3 Common Terms Agreement for Wassa Gold Project between Wexford Goldfields Limited, any other Obligor Party thereto from time to time, Standard Bank London Limited and The Law Debenture Trust Corporation P.L.C dated June 26, 2002. (Incorporated by reference to Exhibit 2.3 to the Company's Form 8K filed on September 30, 2002)


                2.4 Wassa Project Facility Agreement between Wexford Goldfields Limited, the lenders listed in Schedule 1 thereto and Standard Bank London Limited dated June 25, 2002. (Incorporated by reference to Exhibit 2.4 to the Company's Form 8K filed on September 30, 2002)


                2.5 Royalty Agreement between Wexford Goldfields Limited and The Law Debenture Trust Corporation P.L.C. dated June 26, 2002. (Incorporated by reference to Exhibit 2.5 to the Company's Form 8K filed on September 30, 2002)


                2.6 Agreement for the Sale and Purchase of 90% of the Issued Capital of Wexford Goldfields Limited between The Law Debenture Trust Corporation P.L.C. and Wasford Holdings dated June 26, 2002, and amendment thereto dated September 13, 2002. (Incorporated by reference to Exhibit 2.6 to the Company's Form 8K filed on September 30, 2002)


                2.7 Support Agreement for Wassa Gold Project between Golden Star Resources Ltd. and Standard Bank London Limited dated September 13, 2002. (Incorporated by reference to Exhibit 2.7 to the Company's Form 8K filed on September 30, 2002)

                2.8 Wassa Project Conversion Agreement between Wexford Goldfields Limited, Bayerische Hypo-Und Vereinsbank AG, Dresdner Bank AG London Branch, Fortis Bank (Nederland) N.V. and Standard Bank London Limited dated September 13, 2002. (Incorporated by reference to Exhibit 2.8 to the Company's Form 8K filed on September 30, 2002)


                2.9 Wassa Gold Project Second Royalty Agreement between Wexford Goldfields Limited, the persons from time to time party thereto and Standard Bank London Limited dated September 13, 2002. (Incorporated by reference to Exhibit 2.9 to the Company's Form 8K filed on September 30, 2002)


                3.1 Articles of Arrangement dated March 7, 1995 with Plan of Arrangement attached (incorporated by reference to Exhibit 2.1 to the Company's Form 10-K for the year ended December 31, 1994)

                3.2 Articles of Amalgamation of the Company (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

                3.3 By-laws of the Company (incorporated by reference to Exhibit
                1.2 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

                3.4 Bylaw Number One amended and restated (incorporated by reference to Exhibit 3 to the Company's Form 10-Q for quarter ended June 30, 1995)

                4.1 Form of Common Share Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333- 91666) filed on July 15, 2002)

                4.2 Warrant Indenture, dated July 17, 2002, among the Company and CIBC Mellon Trust, as Trustee, including the Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                2002).

                99.1 Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

                99.2 Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)


        (b)     Reports on Form 8K during the quarter ended September 30, 2002

                On September 30, 2002 the Company filed a Form 8K with the Securities and Exchange Commission announcing completion of the acquisition of a 90% interest in the Wassa gold mine in Ghana.

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

                                       GOLDEN STAR RESOURCES LTD.



                                       By: /s/ Peter J. Bradford
                                           -------------------------------------
                                           Peter J. Bradford
                                           President and Chief Executive Officer


                                       By: /s/ Allan J. Marter
                                           -------------------------------------
                                           Allan J. Marter
                                           Senior Vice-President and Chief
                                           Financial Officer
November 11, 2002

                                 CERTIFICATIONS

I, Peter J. Bradford, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Golden Star Resources Ltd ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002

                              /s/ Peter J. Bradford
                                  -------------------------------------
                                  Peter J. Bradford
                                  President and Chief Executive Officer

I, Allan J. Marter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Golden Star Resources Ltd ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002

                              /s/ Allan J. Marter
                                  -------------------------------------
                                  Allan J. Marter
                                  Senior Vice President and Chief
                                  Financial Officer

                                 EXHIBIT INDEX

        (a)     Exhibits

                2.1 Agreement for the Sale and Purchase of Certain of the Assets of Satellite Goldfields Limited between The Law Debenture Trust Corporation P.L.C. and Wexford Goldfields Limited dated March 1, 2002. (Incorporated by reference to Exhibit 2.1 to the Company's Form 8K filed on September 30, 2002)

                2.2 Agreement for the Sale and Purchase of Certain of the Assets of Satellite Goldfields Limited between Satellite Goldfields Limited, The Law Debenture Trust Corporation P.L.C. and Wexford Goldfields Limited dated March 15, 2002. (Incorporated by reference to Exhibit 2.2 to the Company's Form 8K filed on September 30, 2002)


                2.3 Common Terms Agreement for Wassa Gold Project between Wexford Goldfields Limited, any other Obligor Party thereto from time to time, Standard Bank London Limited and The Law Debenture Trust Corporation P.L.C dated June 26, 2002. (Incorporated by reference to Exhibit 2.3 to the Company's Form 8K filed on September 30, 2002)


                2.4 Wassa Project Facility Agreement between Wexford Goldfields Limited, the lenders listed in Schedule 1 thereto and Standard Bank London Limited dated June 25, 2002. (Incorporated by reference to Exhibit 2.4 to the Company's Form 8K filed on September 30, 2002)


                2.5 Royalty Agreement between Wexford Goldfields Limited and The Law Debenture Trust Corporation P.L.C. dated June 26, 2002. (Incorporated by reference to Exhibit 2.5 to the Company's Form 8K filed on September 30, 2002)


                2.6 Agreement for the Sale and Purchase of 90% of the Issued Capital of Wexford Goldfields Limited between The Law Debenture Trust Corporation P.L.C. and Wasford Holdings dated June 26, 2002, and amendment thereto dated September 13, 2002. (Incorporated by reference to Exhibit 2.6 to the Company's Form 8K filed on September 30, 2002)


                2.7 Support Agreement for Wassa Gold Project between Golden Star Resources Ltd. And Standard Bank London Limited dated September 13, 2002. (Incorporated by reference to Exhibit 2.7 to the Company's Form 8K filed on September 30, 2002)

                2.8 Wassa Project Conversion Agreement between Wexford Goldfields Limited, Bayerische Hypo-Und Vereinsbank AG, Dresdner Bank AG London Branch, Fortis Bank (Nederland) N.V. and Standard Bank London Limited dated September 13, 2002. (Incorporated by reference to Exhibit 2.8 to the Company's Form 8K filed on September 30, 2002)


                2.9 Wassa Gold Project Second Royalty Agreement between Wexford Goldfields Limited, the persons from time to time party thereto and Standard Bank London Limited dated September 13, 2002. (Incorporated by reference to Exhibit 2.9 to the Company's Form 8K filed on September 30, 2002)


                3.1 Articles of Arrangement dated March 7, 1995 with Plan of Arrangement attached (incorporated by reference to Exhibit 2.1 to the Company's Form 10-K for the year ended December 31, 1994)

                3.2 Articles of Amalgamation of the Company (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

                3.3 By-laws of the Company (incorporated by reference to Exhibit
                1.2 to the Company's Registration Statement on Form 20-F, filed on May 10, 1993)

                3.4 Bylaw Number One amended and restated (incorporated by reference to Exhibit 3 to the Company's Form 10-Q for quarter ended June 30, 1995)

                4.1 Form of Common Share Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333- 91666) filed on July 15, 2002)

                4.2 Warrant Indenture, dated July 17, 2002, among the Company and CIBC Mellon Trust, as Trustee, including the Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                2002).

                99.1 Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

                99.2 Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)