Form 10-Q
period 2003-03-31
GOLDEN STAR RESOURCES LTD
filed 2003-05-06
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12284

GOLDEN STAR RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Canada	98-0101955
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10579 Bradford Road, Suite 103
Littleton, Colorado	80127-4247
(Address of principal executive office)	(Zip Code)

(303) 830-9000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Number of Common Shares outstanding as of April 30, 2003: 107,589,251

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this report are expressed in United States dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$”.

Financial information is presented in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). Differences between accounting principles generally accepted in the United States (“US GAAP”) and those applied in Canada, as applicable to Golden Star, are explained in Note 17 to the Consolidated Financial Statements.

References to “we”, “our”, and “us” mean Golden Star Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “plans,” “forecasts,” “budgets,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this Form 10-Q. These statements include comments regarding: the establishment and estimates of mineral reserves, production, production commencement dates, grade, processing capacity, potential mine life, feasibility studies, development costs, expenditures, mine reopening and exploration.

The following, in addition to the factors described in “Risk Factors” discussed in our Form 10-K for the fiscal year ended December 31, 2002, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	timing of and unexpected events during construction, expansion and start-up of projects;

•	unexpected changes in business, legal, regulatory and economic conditions;

•	variations in ore grade, tons mined, crushed or milled;

•	delay or failure to receive board or government approvals;

•	timing and availability of external financing on acceptable terms;

•	technical permitting, mining and processing issues; and

•	fluctuations in gold prices and costs.

Part I — Financial Information

ITEM 1. FINANCIAL STATEMENTS

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of United States dollars except share amounts)
(Unaudited)

	As at March 31,	As at December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and short-term investments	$49,774	$20,016
Marketable securities (Note 15)	906	906
Accounts receivable	1,706	1,977
Inventories (Note 3)	8,896	8,421
Due from sale of property (Note 16)	1,000	1,000
Other assets (Net of accumulated amortization of $48 and nil, respectively)	445	523

Total Current Assets	62,727	32,843

RESTRICTED CASH (Note 10)	3,365	3,365
ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 5)	7,307	4,743
DUE FROM SALE OF PROPERTY (Note 16)	1,000	2,000
MINING PROPERTIES (Net of accumulated depreciation of $13,490 and $12,608, respectively) (Note 9)	24,067	21,513
PROPERTY, PLANT & EQUIPMENT (Net of accumulated depreciation of $6,035 and $5,837, respectively) (Note 8)	10,500	9,100
OTHER ASSETS	579	571

Total Assets	$109,545	$74,135

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,690	$4,109
Accrued liabilities	3,720	3,208
Current debt (Note 4)	1,005	3,563

Total Current Liabilities	7,415	10,880

LONG TERM DEBT (Note 4)	1,632	1,727
ASSET RETIREMENT OBLIGATIONS (Notes 10 & 11)	7,162	7,246

Total Liabilities	16,209	19,853

MINORITY INTEREST	5,506	4,898

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 6)
First Preferred Shares, without par value, unlimited shares authorized. No shares issued.	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 107,322,235 at March 31, 2003; 87,400,702 at December 31, 2002	234,656	201,039
DEFICIT	(146,826)	(151,655)

Total Shareholders’ Equity	87,830	49,384

Total Liabilities and Shareholders’ Equity	$109,545	$74,135

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of United States dollars except per share amounts)
(Unaudited)

	Three months ended March 31,

	2003	2002

REVENUE
Gold sales	$15,017	$9,164
Interest and other	124	168

	15,141	9,332

EXPENSES
Mining operations	8,343	6,133
Depreciation and depletion	894	652
Accretion of asset retirement obligations	108	—
Exploration expense	68	100
General and administrative	1,029	859
Interest expense	24	108
Foreign exchange gain	(278)	(23)

	10,188	7,829

INCOME BEFORE THE UNDERNOTED	4,953	1,503
Omai preferred share redemption premium	—	169

Income before minority interest	4,953	1,672
Minority interest	(607)	(218)

NET INCOME	$4,346	$1,454

DEFICIT, BEGINNING OF PERIOD	(151,655)	(156,511)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD (Note 11)	483	—

ADJUSTED DEFICIT, BEGINNING OF PERIOD	(151,172)	(156,511)

DEFICIT, END OF PERIOD	$(146,826)	$(155,057)

NET INCOME PER COMMON SHARE — BASIC (Note 13)	$0.045	$0.024
NET INCOME PER COMMON SHARE — DILUTED (Note 13)	$0.042	$0.021
WEIGHTED AVERAGE SHARES OUTSTANDING (millions of shares)	96.9	61.8

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of United States dollars)
(Unaudited)

	Three months ended March 31,

	2003	2002

OPERATING ACTIVITIES:
Net income	$4,346	$1,454

Reconciliation of net income to net cash used in operating activities:
Depreciation, depletion and amortization	894	652
Convertible debenture accretion	—	28
Premium on Omai preferred share redemption	—	(169)
Reclamation expenditures	(170)	(65)
Asset retirement obligations accretion	516	—
Non-cash employee compensation	118	77
Minority interest	608	218

	6,312	2,195
Changes in current assets and liabilities:
Accounts receivable	271	(227)
Inventories	(475)	145
Accounts payable	(907)	(2,180)
Other	30	51

Net cash provided by/(used in) operating activities	5,231	(16)

INVESTING ACTIVITIES:
Expenditures on exploration properties (Note 5)	(2,564)	(39)
Expenditures on mining properties	(3,148)	(1,113)
Expenditures on property, plant and equipment	(1,598)	(25)
Omai preferred share redemption	—	310
Deferred payment received — sale of property (Note 16)	1,000	3,000
Other	(7)	42

Net cash provided by/(used in) investing activities	(6,317)	2,175

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 6)	33,497	5,371
Restriction of equity proceeds	—	(2,580)
Debt repayment (Note 4)	(2,673)	(3,864)
Increase in debt	20	800
Other	—	10

Net cash provided by/(used in) financing activities	30,844	(263)

Increase in cash and short-term investments	29,758	1,896
Cash and short-term investments, beginning of period	20,016	509

Cash and short-term investments, end of period	$49,774	$2,405

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands of United States Dollars unless noted otherwise)
(Unaudited)

These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the our annual report on Form 10-K for the year ended December 31, 2002, on file with the Securities and Exchange Commission and with the Canadian securities commissions (referred to as the “2002 Form 10-K”). Financial information is presented in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”).

The unaudited consolidated financial statements for the three months ended March 31, 2003 and March 31, 2002 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows, on a basis consistent with that of our prior audited consolidated financial statements, except for the change in accounting policy described in note 11 with respect to accounting for asset retirement obligations.

1.     Operations

We are an international gold mining and exploration company producing gold in Ghana in West Africa. Our gold properties in Ghana are held via controlled subsidiaries, including Bogoso Gold Limited (“BGL”) and Wexford Goldfields Limited (“WGL”) both of which we have a 90% beneficial shareholding in. The remaining 10% shareholding in both subsidiaries is owned by the Government of Ghana.

BGL owns 100% of the Bogoso property (“Bogoso”), 100% of the Prestea property (“Prestea”), and as at March 31, 2003, approximately 57% of the Prestea underground property (“Prestea Underground”). Bogoso and Prestea are adjoining properties and now function as a single operation referred to as “Bogoso/Prestea”.

The Prestea Underground, acquired in 2002 via a joint venture, is located under our Prestea property and consists of a currently inactive, underground gold mine and associated support facilities, which ceased operating in mid-2001. BGL owns its interest in the Prestea Underground by way of a joint venture of which BGL is the manager. Studies are now underway, under our direction, to determine if the Prestea Underground can be profitably reactivated under our management.

WGL owns 100% of the Wassa property (“Wassa”) and associated mining rights, located some 35 km east of Bogoso/Prestea. A feasibility study to determine the economic viability of this property is expected to be completed in mid-2003.

We hold active gold exploration properties in Ghana, Suriname, and French Guiana. The French Guiana properties are mainly held through our 73%-owned subsidiary, Guyanor Ressources S.A. (“Guyanor”).

2.     Supplemental Cash Flow Information

     The following is a summary of non-cash transactions:

	Three months ended March 31,

	2003	2002

Equity component of convertible debentures	$—	$(173)
Shares issued upon conversion of convertible debentures	—	1,214
Conversion of convertible debentures	—	(1,041)
Shares issued for Prestea related acquisition costs	—	400
Acquisition costs paid for with shares	—	(400)
Cumulative effect of change in accounting method — deficit	429
Cumulative effect of change in accounting method — asset retirement obligations	(483)
Cumulative effect of change in accounting method — mine property	54

Cash paid during the quarter for:
Interest	98	22
Tax	—	—

3.     Inventories

	As at	As at
	March 31,	December 31,
	2003	2002

Stockpiled ore	$2,278	$2,039
In-process	1,310	965
Materials and supplies	5,308	5,417

Total Inventories	$8,896	$8,421

4.     Current and Long Term Debt

	As at	As at
	March 31,	December 31,
Current Debt	2003	2002

Overdraft facility at BGL (Note 4(a))	$373	$914
Bank loan at BGL (Note 4(b))	402	534
Accrual of liability to sellers of BGL (Note 4(c))	—	2,000
Current portion of bank loan at Wassa (Note 4(d))	230	115

Total Current Debt	$1,005	$3,563

Long Term Debt

Bank loan Wassa (Note 4(d))	$1,632	$1,727

Total Long Term Debt	$1,632	$1,727

(a)	Overdraft Facility at BGL - Revolving $1.0 million overdraft facility at BGL from Barclays Bank (Ghana).

(b)	Bank Loan at BGL — A term loan to BGL from CAL Merchant Bank in Ghana in the original amount of $0.8 million. It is denominated in U.S. dollars, carries an interest rate of six-month LIBOR plus 3.5% and is repayable in six quarterly installments beginning September 2002.

(c)	Accrual of Liability to Sellers of Bogoso — The original BGL purchase agreement of September 1999 included a contingent $2.0 million reserve-acquisition payment, due the Bogoso sellers, which was triggered by BGL’s acquisition of the Prestea reserves in late 2001 and paid in February 2003.

(d)	Bank Loan — Wassa — A $1.8 million term loan provided by the Wassa sellers. Repayment will begin on December 13, 2003 with installments following every three months thereafter, with the final payment on September 13, 2007. The interest rate is LIBOR plus 2.5% until gold production begins at Wassa and LIBOR plus 2.0% after gold production begins. Interest from September 13, 2002 until repayment begins is being accrued into the loan.

5.     Acquisition, Deferred Exploration and Development Costs

The consolidated property expenditures for our exploration projects for the three months ended March 31, 2003 were as follows:

	Acquisition,			Acquisition,
	Deferred	Capitalized		Deferred
	Exploration &	Exploration		Exploration &
	Development Costs	Expenditures	Acquisitions	Development Costs
	as at 12/31/02	2003	2003	as at 3/31/03

FRENCH GUIANA
Yaou	$33	$—	$—	$33
Dorlin	33	—	—	33
AFRICA:
Obuom	269	2	—	271
Bogoso Gold Limited
Bogoso Sulfide Project	3,621	6	2,190	5,817
Riyadh	287	9	—	296
Pampey Flag Base	355	2	—	357
Other Bogoso Projects	145	39	—	184
				—
OTHER	—	316	—	316

TOTAL	$4,743	$374	$2,190	$7,307

6. Share Capital

Changes in share capital during the three months ended March 31, 2003:

	Shares	Amount

As at December 31, 2002	87,400,702	$201,039
Common Shares issued:
Equity offering February 2003	17,000,000	31,260
Option exercises	72,250	85
Warrant exercises	2,792,083	2,154
Employee stock bonus plan	57,200	118

Total issued in the three months	19,921,533	33,617

As at March 31, 2003	107,322,235	$234,656

7. Operations by Geographic Area

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location:

		Net	Identifiable
	Revenues	Income/(Loss)	Assets

Three months ended March 31, 2003
South America	$11	$(313)	$211
Africa	15,035	5,116	60,212
Corporate	95	(457)	49,122

Total	$15,141	$4,346	$109,545

		Net	Identifiable
	Revenues	Income/(Loss)	Assets

Three months ended March 31, 2002
South America	$143	$(366)	$8,386
Africa	9,187	2,088	30,018
Corporate	2	(268)	3,397

Total	$9,332	$1,454	$41,801

8. Property Plant and Equipment

	As at March 31, 2003			As at December 31, 2002

				Property,		Property,
	Property, Plant		Property,	Plant and		Plant and
	and Equipment	Accumulated	Plant and	Equipment	Accumulated	Equipment
	At Cost	Depreciation	Equipment	At Cost	Depreciation	Net Book

Bogoso/Prestea	$7,032	$3,374	$3,658	$5,829	$3,180	$2,649
Prestea Underground	720	—	720	325	—	325
Guyanor	1,981	1,942	39	1,981	1,940	41
Wassa	6,070	—	6,070	6,070	—	6,070
Other	732	719	13	732	717	15

Total	$16,535	$6,035	$10,500	$14,937	$5,837	$9,100

9. Mining Properties

	As at March 31, 2003			As at December 31. 2002

	Mine		Mine	Mine		Mine
	Property	Accumulated	Property, Net	Property	Accumulated	Property, Net
	at Cost	Amortization	Book Value	at Cost	Amortization	Book Value

Bogoso/Prestea	$26,079	$13,490	$12,589	$24,564	$12,608	$11,956
Prestea underground	5,719	—	5,719	5,525	—	5,525
Wassa	5,759	—	5,759	4,032	—	4,032

Total	$37,557	$13,490	$24,067	$34,121	$12,608	$21,513

10. Commitments and Contingencies

Environmental Regulations and Asset Retirement Obligations

We are not aware of any events of material non-compliance with environmental laws and regulations in our operations, which could have a material adverse effect on our operations or financial condition. The exact nature of environmental control problems, if any, which we may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions.

Asset retirement obligations, which include environmental rehabilitation liabilities for reclamation and for closure costs, were $4.8 million at Bogoso/Prestea at March 31, 2003, down from $4.9 million at December 31, 2002. Asset retirement obligations at Wassa totaled $2.4 million at March 31, 2003, up from $2.3 million at the end of 2002.

Restricted Cash Long-Term (for the Environmental Rehabilitation Liability)

Upon the closing of the acquisition of BGL in 1999, we were required, according to the acquisition agreement, to restrict $6.0 million in cash. These funds are to be used for the ongoing and final reclamation and closure costs at Bogoso. The withdrawal of these funds must be agreed to by the sellers of BGL, who are ultimately responsible for the reclamation in the event of our non-performance. There were no draw-downs of restricted cash during the first three months of 2003. At March 31, 2003, approximately $3.3 million of restricted long term cash was held as a cash provision against certain reclamation commitments at Bogoso. The balance was unchanged relative to the end of 2002.

Royalties

(a)	Wassa: As part of the consideration paid for the Wassa assets, a gold production royalty (First Royalty) will be paid to the sellers on future production from the Wassa property. The First Royalty is set at $7.00 per ounce of gold produced and increases by $1.00 per ounce for each $10.00 increase in the price of gold above $280 per ounce up to a maximum royalty of $15.00 per ounce at gold prices of $350 per ounce and above. This royalty is capped at $38 million. We also agreed to pay the sellers a second production royalty of $8.00 per ounce capped at $5.5 million. This royalty is in addition to the First Royalty described above.

(b)	Bogoso/Prestea: A gold production royalty was included as a component of total consideration paid for Prestea in October 2001. The royalty is due on the first 1.0 million ounces of gold produced from Bogoso/Prestea following our purchase of Prestea in October 2001. The amount of the royalty will vary, according to a gold price formula, from a minimum of $6.00 per ounce at gold prices less than $260 per ounce to a maximum of $16.80 per ounce at gold prices at or above $340 per ounce.

(c)	Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay a royalty of not less than 3% and not more than 12% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% royalty on gold production from Bogoso/Prestea and expect to pay a royalty at a similar rate on Wassa production, once it is in production.

(d)	Royalties receivable: We have royalties receivable from the sale of our interests in the Gross Rosebel property and the St. Elie property, both contingent on future production from these properties.

11. Change in Accounting Policy

Effective January 1, 2003 we changed our accounting policy for asset retirement obligations to comply with CICA Handbook section 3110 “Asset Retirement Obligations.” This change was made on a retroactive basis. Upon the adoption of this new standard, we recognized a $0.5 million reduction in the carrying value of liabilities related to future reclamation and other asset retirement obligations. The cumulative effect of the adoption of this new standard totaled $0.5 million and was recorded as a reduction in the deficit account in shareholders’ equity.

Our Asset Retirement Obligations (“ARO”) recognize the present value of the ultimate closure cost associated with reclamation, demolition and stabilization our mining properties. Included in this liability are the costs of mine closure and reclamation, mill and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs.

The changes in the carrying amount of our AROs for the quarter ended March 31, 2003, and the pro forma impact for the full year ended December 31, 2002, as if this standard had been adopted effective prior to 2002, follow.

		(pro forma)
	Three months ended	Year ended
Asset Retirement Obligations	March 31, 2003	December 31, 2002

Balance at beginning of period	$6,773	$4,315
Accretion expense	108	375
Payments	(170)	(465)
Liabilities incurred	451	2,548

Balance at end of period	$7,162	$6,773

Prior periods have not been restated due to the immaterial amounts of the adjustments.

For our US GAAP reporting, as found in Note 17, we also adopted at the beginning of 2003 Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations”. The provisions of FAS 143 are very similar to the provisions of CICA 3110.

12.     Stock Based Compensation

On January 30, 2003, we granted to eligible employees and directors options to acquire a total of 1,133,600 common shares at Cdn$3.14 per share. The fair value of the common share options granted was determined to be Cdn$2.08 per option. On March 2, 2003, a second grant of options to acquire common shares was made in the amount of 225,000 shares, with an exercise price of Cdn$2.39. The fair value of this grant has been estimated to be Cdn$1.58 per option.

The total fair value of all options granted during the first quarter of 2003 was $1.8 million. Approximately 50% of the fair value of these options was recognized in the first quarter of 2003. Approximately one half of the remaining balance will be recognized in the first quarter of 2004 and the remaining balance in the first quarter of 2005.

We do not recognize compensation costs related to stock options granted. Had compensation costs been recognized, based on the fair values at the grant date for those options vested in the first three months of 2002, our net income and earnings per share would have been reduced to the pro forma amounts shown below:

		Three months ended March 31,

		2003	2002

Net income as reported		$4,346	$1,454
Fair value of options vesting in the first quarter		792	219

Net Income - Pro forma		$3,554	$1,235

Basic earnings per share	As reported	$0.045	$0.024
	Pro forma	$0.037	$0.020
Diluted earnings per share	As reported	$0.042	$0.021
	Pro forma	$0.035	$0.018

The fair value of options granted during the first three months of 2003 was estimated at the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,

	2003	2002

Expected volatility	78.4%	81.9%
Risk-free interest rate	4.59%	4.47%
Expected lives	5 years	5 years
Dividend yield	0%	0%

A stock bonus was paid to qualified employees in the first quarter of 2003 totaling 57,200 shares. Compensation expense at $2.06 per share, the market price on the date of grant, was recorded for these shares at the grant date.

13.     Earnings per Common Share

The following table provides a reconciliation between basic and diluted earnings per common share:

	Three months ended March 31,

	2003	2002

Net Earnings	$4,346	$1,454
(millions of common shares)
Weighted average number of common shares	96.9	61.8
Dilutive Securities:
Options	2.3	1.4
Debentures	—	2.1
Warrants	3.7	3.2

Weighted average number of dilutive common shares	102.9	68.5

Basic Earnings Per Share	$0.045	$0.024
Diluted Earnings Per Share	$0.042	$0.021

Earnings per share on a US GAAP basis are found in footnote 17 below.

14.     Subsequent Events

Mampon Gold Property Transaction

We have reached agreement with Ashanti Goldfields Company Limited (“Ashanti”) to acquire their rights to the Mampon gold property for $9.5 million. The Mampon property is located on the Asikuma prospecting license in Ghana which is owned by Birim Gold Fields Inc. (“Birim”). Ashanti acquired the rights to the Mampon property from Birim in 1999 and subsequently, following an exploration drilling program and feasibility study, established Probable Mineral Reserves of approximately 234,000 ounces of gold at Mampon. In addition to the $9.5 million purchase price, we agreed to assume Ashanti’s responsibility to pay a royalty to Birim for future production at Mampon. The transaction is subject to the approval of the Ghana Minister of Mines and to other customary terms and conditions.

Birim Transaction

In a separate transaction we have agreed to acquire Birim’s rights to the balance of the Asikuma prospecting license not occupied by the Mampon gold property. We have also agreed to acquire Birim’s Mansiso prospecting license in Ghana, as well as Birim’s rights to receive the above-mentioned royalty obligation owed by Ashanti to Birim on the Mampon gold property. We have agreed to pay Birim $3.4 million for the two properties and royalty right. In addition, we have agreed to pay to Birim a royalty on future gold production from the two prospecting licenses, excluding any royalty on the first 200,000 ounces produced from Mampon. This transaction is also subject to the approval of the Ghana Minister of Mines and to other customary terms and conditions.

The royalty payable to Birim is based on a sliding scale which ranges from 2% of net smelter return at gold prices of or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

These property acquisitions will provide us with control of an additional 45 kilometers of the Ashanti trend, contiguous with the north end of our existing Bogoso property, and will add 0.24 million ounces of new gold reserves to the 2.2 million ounce reserve we currently have identified at Bogoso/Prestea.

Obotan Transaction and Possible Expansion of Bogoso Mill Capacity

Also in April 2003 we entered into an agreement with Resolute Mining Limited (“Resolute”) to acquire a 4,500 tonne per day conventional CIL mill facility, associated stores inventory, and a six megawatt powerhouse. This facility is currently located at Resolute’s Obotan mine in Ghana. We have agreed to pay $4.3 million cash for the plant. This transaction is subject to customary terms and conditions; however, no regulatory approvals are expected to be required in Ghana. In addition, and subject to the consents required under certain agreements, we may also acquire certain marketable securities from Resolute for a further cash payment of $1.24 million.

Once the transaction is completed we intend to relocate the Obotan mill to Bogoso to process the non-refractory ore now being processed in the Bogoso mill. This will allow the existing Bogoso processing plant to be converted, via the addition of a BIOX circuit, to process refractory sulfide ore. We expect the total cost of this expansion, including the cost of the Obotan plant, its relocation and upgrade, the BIOX upgrade to the existing Bogoso processing plant, and the expansion of the mining fleet at Bogoso/Prestea required to feed the expanded mill complex, to be about $60 million.

The expansion work could commence as early as 2004. A feasibility study to verify capital cost estimates and project viability should be completed during 2003. We plan to consider and implement external funding options for the expansion project in parallel with the feasibility study work.

15.     Marketable Securities

The quoted market value of marketable securities held at March 31, 2003 is $2.5 million. The carrying value at the same date is $0.9 million.

16 Guiana Shield Transaction

In late 2001 we sold our Gross Rosebel exploration property in South America to Cambior Inc. In addition to a $5.0 million payment received in 2002, terms of the sale agreement provided that Cambior would make three deferred payments of $1.0 million each. The first of these payments was received during the first quarter of 2003. The remaining two payments by Cambior Inc. are expected in the first quarter of 2004 and in the first quarter of 2005.

17.     Generally Accepted Accounting Principles in Canada and the United States

The following Golden Star consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

(a)  Balance Sheets under US GAAP

	As at March 31,	As at December
	2003	31, 2002

Cash	$49,774	$20,016
Trade accounts receivable, net	1,706	1,977
Inventories	8,896	8,421
Due from sale of property	1,000	1,000
Marketable securities (note d(1))	2,480	1,454
Other current assets	445	523

Total current assets	64,301	33,391

Restricted cash	3,365	3,365
Acquisition, deferred exploration and development costs (note d(2))	—	—
Due from sale of property	1,000	2,000
Mining property (note d(3))	14,849	14,216
Property, plant and equipment, net	10,500	9,101
Other assets	579	571

Total Assets	$94,594	$62,644

Current liabilities	$7,415	$10,880
Long term debt	1,632	1,727
Asset retirement obligations	7,162	7,246

Total Liabilities	16,209	19,853

Minority interest (notes d(2) and d(3))	2,011	1,722

Share capital (note d(4))	231,685	198,070
Cumulative translation adjustments (note d(5))	1,595	1,595
Accumulated comprehensive income (note d(1))	1,780	269
Deficit	(158,686)	(158,865)

Total Liabilities and Shareholders’ Equity	$94,594	$62,644

(b) Statements of Operations under US GAAP

	Three months ended March 31,

	2003	2002

Net income under Cdn GAAP	$4,346	$1,454
Acquisition and deferred exploration expenditures expensed under US GAAP (note d(2))	(2,564)	(215)
Capitalized mine property acquisition costs expensed for US GAAP (note d(3))	(1,922)	—
Other	—	88

Net income under US GAAP before minority interest	(140)	1,327
Minority interest, as adjusted (notes d(2) and d(3))	319	4

Net income under US GAAP before cumulative effect of change in accounting method	179	1,331
Cumulative effect of change in accounting method (note d(6))	484	—

Net Income under US GAAP	663	1,331
Other comprehensive income — gain on marketable securities (note d(1))	1,027	24

Comprehensive income	$1,690	$1,355

Basic net income per share under US GAAP before cumulative effect of change in accounting method	$—	$0.02
Cumulative effect of change in accounting method	$—	$—
Basic net income per share under US GAAP after cumulative effect of change in accounting method	$0.01	$0.02
Diluted net income per share under US GAAP before cumulative effect of change in accounting method	$—	$0.02
Cumulative effect of change in accounting method	$—	$—
Diluted net income per share under US GAAP after cumulative effect of change in accounting method	$0.01	$0.02

(c) Statements of Cash Flows under US GAAP

	Three months ended March 31,

	2003	2002

Cash provided by (used in):
Operating Activities	$1,826	$39
Investing activities	(2,912)	2,076
Financing activities	30,844	(219)

Increase in cash and cash equivalents for the period	29,758	1,896
Cash and cash equivalent beginning of period	20,016	509

Cash and cash equivalents end of period	$49,774	$2,405

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

(3)  Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until such time as a feasibility study had been completed, are expensed in the period incurred. Under Cdn GAAP, all costs of new mine properties as well as costs incurred after acquisition are capitalized, and subsequently reviewed each period for impairment.

(4)  We eliminated our accumulated deficit through the amalgamation (defined as a reorganization under US GAAP) effective May 15, 1992. Under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the write-off of certain deferred exploration costs described in (2) above.

(5)  For periods prior to May 15, 1992, our reporting currency was the Canadian dollar. Subsequent to our amalgamation and moving our headquarters to the United States, the reporting currency was changed to the United States dollar. As such, for the financial statements for the period prior to May 15, 1992, our financial statements were translated into United States dollars using a translation of convenience. US GAAP required translation in accordance with the current rate method.

(6)  Asset retirement obligations: Under US GAAP the cumulative effect of applying FAS 143 “Asset Retirement Obligations” in the first quarter of 2003 is included in net income for the period. In Cdn GAAP, under CICA 3110 “Asset Retirement Obligations”, the cumulative effect of the application of this new standard was recorded as an adjustment to beginning deficit account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 17 to the attached consolidated financial statements, as well as “Results of Operations” below.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net income during the first quarter of 2003 totaled $4.3 million, or $0.04 per share on revenues of $15.1 million, versus net income of $1.5 million or $0.02 per share on revenues of $9.3 million in the first quarter of 2002. Higher gold prices and increased gold production were the major factors contributing to the earnings improvement. Realized gold prices averaged $354 per ounce for the quarter, a 22% increase from the $290 per ounce realized in the first quarter of 2002. First quarter gold revenues were based on shipment of 42,356 ounces, versus 31,645 ounces in the same period of 2002.

The increase in depreciation and depletion costs for the first quarter was a factor of higher gold output versus the same period of last year. First quarter general and administrative costs rose by $0.2 million from the same period in 2002 due to increases in travel, legal, investor relation and compensation expense, related to an expanded scope of company activities.

FINANCIAL RESULTS	Three months ended March 31,

	2003	2002

Gold shipped (ounces)	42,356	31,645
Average price realized ($ per ounces)	354	290
Revenues (in thousands)	15,141	9,332
Net income (in thousands)	4,346	1,454
Net income per share	$0.04	$0.02

Bogoso/Prestea

The Bogoso/Prestea operation functioned smoothly during the first quarter of 2003, processing an average of 6,185 tonnes per day of Plant North ore at an average grade of 3.29 grams per ton. This compares to a 6,022 tonne per day at 2.61 grams per tonne in the first quarter of 2002. Recoveries rose to 74.4%, up from 70.4% in the same quarter last year. Although higher than in 2002, recoveries were lower than our targeted recovery of 80.9%. The higher mill through put, improved grade and better recoveries combined to yield a 34% increase in gold production versus the first quarter of 2002. Bogoso/Prestea shipped 42,356 ounces of gold in the quarter up from 31,645 ounces in the same period of 2002. A longer haul from the Plant North pit, increases in crop compensation expense, maintenance projects in the mill and higher reagent usage associated with the Plant North ores, contributed to the increase in total mine operating costs versus the first quarter of 2002. While mine operating costs were higher, cash operating costs per ounce fell to $169.50 on the higher production levels. Cash operating costs averaged $178.58 per ounce in the first quarter of 2002. We expect gold production to continue to exceed 2002 levels during the remainder of the year due to the better ore grades found in the Plant North pit. We expect total gold production during 2003 of approximately 140,000 ounces at an average cash operating cost of $185 per ounce.

BOGOSO/PRESTEA OPERATIONS	Three months ended March 31,

	2003	2002

Ore mined (tonnes)	609,632	641,608
Waste mined (tonnes)	2,172,191	1,436,964
Tonnes milled	556,612	542,009
Average grade milled (g/t)	3.29	2.61
Mill recovery (%)	74.4	70.4
Cash operating cost per ounce	170	179
Total cash cost per ounce	197	198

Wassa

Work continued on the feasibility study at Wassa. Development drilling in the main pit areas has been completed and exploration efforts have been redirected to evaluate targets in areas outside of the pit area. Metallurgical testing has begun and detailed process design for the mill renovation is underway as is other engineering design work. A scoping study for the environmental permit is nearing completion. The existing infrastructure at Wassa remains on a care and maintenance basis pending outcome of the feasibility study, now scheduled for completion by mid-year. Prior to the completion of the feasibility study we have made a partial commitment to the development of a gold mine at Wassa with the purchase and transport of two ball mills to Wassa and the commencement of design and construction of the power line and the site foundations. These commitments represent about 20% of the estimated total project construction cost of approximately $14 million.

Prestea Underground

Geologic and engineering studies proceeded at the Prestea Underground during the quarter. We have now digitized over 130 km of underground workings, including gold grades, geological and locational data. We have also completed extensive sampling of underground workings and have created three-dimensional computer models of the underground workings and main zones of mineralization. This data is being utilized to design an underground drilling program which we plan to initiate in the second quarter of 2003. This program will evaluate known mineralized zones and also test new underground target areas. Maintenance crews continue to maintain the underground and surface facilities in good working order.

Guyanor

Guyanor properties remained on a care and maintenance basis during the first three months of 2003. As such there was no material exploration activity. Guyanor previously announced its intention to proceed with a rights offering to alleviate capital inadequacies as defined under French corporate law. We plan to participate in the rights offering by converting up to $13 million of inter-company receivables from Guyanor into Guyanor class B share equity. The inter-company receivable has accrued over the past several years, mostly in the form of exploration funds and general and administrative expenses advanced to Guyanor and interest expense on the inter-company debt.

Looking ahead

The main objectives for 2003, are: (i) continued orderly and efficient mining of the Plant North ore body at Prestea allowing an adequate flow of ores to the Bogoso mill; (ii) mid-year completion of the Wassa feasibility study and if warranted, subsequent construction of the Wassa carbon in leach mill facility (iii) continued expansion of our land holdings on the southern end of the Ashanti trend; (iv) a significant increase in exploration efforts along the Ashanti trend and other areas in Ghana; and (v) continued evaluation of the underground potential of the Prestea Underground.

Mining of the Plant North deposit commenced in late 2002, and is expected to provide mill feed for at least the next four years at grades in excess of those mined in the past. The richer ore grades of the Plant North deposit were directly responsible for the production increase of the first quarter of 2003 and also in the lower unit costs and for the balance of the year we expect unit costs to remain lower than in 2002. Although gold production was higher in the first quarter of 2003, average metallurgical recoveries at 74.4% under-performed our target of 80.9%. The under-performance was largely related to transition ores. Additional test work has been initiated to better understand the transition materials so that appropriate changes to our mining schedule and processing can be made.

Subject to a positive outcome to our feasibility study at Wassa, our intention is to fast track the development of Wassa and to commence production, using a conventional CIL plant, by early 2004 at an estimated average annual production rate of 120,000 ounces per year.

As described in more detail in the Subsequent Events section of this Form 10-Q, we have recently entered into an agreement to purchase a used carbon-in-leach mill in Ghana which could be relocated to the Bogoso/Prestea area to expand our gold production. If engineering studies confirm the economic viability of such a plan, the project would move forward in 2004 with a resultant increase in gold production starting in 2005. As currently envisioned, this project would convert the existing Bogoso mill to handle refractory ores and the newly acquired mill facility would be devoted to non-refractory ores. A significant expansion in the mining equipment fleet would also be required to feed the expanded milling capacity.

We entered into two agreements in April 2003 to acquire the mineral rights to an additional 45 km of the Ashanti trend continuous with and immediately north of Bogoso. This acquisition is in line with our stated objective of expanding our position along the southern end of the Ashanti trend in Ghana, one of the most prolific gold producing areas in Ghana during the last century. See the Subsequent Events section of this Form 10-Q for additional discussion of these new properties.

LIQUIDITY AND CAPITAL RESOURCES

Three months Ended March 31, 2003

An equity offering in February and profitable operations at Bogoso/Prestea during the first three months of 2003 have contributed to a $29.8 million increase in cash and cash equivalents during the quarter. Cash flow from operations before working capital changes totaled $6.3 million during the first three months of 2003 or $0.07 per share, versus $2.2 million or $0.04 per share in the same period of 2002. Higher gold prices and higher gold production were responsible for the improvement in cash from operations.

Investing activities consumed $7.3 million of cash in the first three months of 2003. Cash spent on the Wassa feasibility study and property holding costs totaled $1.7 million while development work and new fixed assets at Bogoso/Prestea consumed $2.5 million. We spent $2.5 million on deferred exploration projects during the first quarter and invested an additional $0.6 million in maintenance, engineering and geologic analysis at the Prestea Underground. An underground exploration drilling program is scheduled to commence in the second half of 2003 to test targets generated by the current geologic review. The first of three $1.0 million deferred payments for the Gross Rosebel sale in 2001 was received during the quarter.

Issuance of new common shares during the first three months of 2003 contributed $33.5 million of cash, net of expenses. A bought deal equity offering raised $31.3 million net. Stock option exercises provided $0.1 million during the three months and warrant exercises contributed an additional $2.1 million of cash. Liquidation of various liabilities, including the $2.0 million due the sellers of BGL, consumed $2.7 million of cash leaving only $2.6 million of debt on the balance sheet. Shareholders’ equity stood at $87.8 million at March 31, 2003, up from $49.4 million three months earlier at the end of December 2002.

At March 31, 2003, working capital was $55.3 million, versus $22.0 million at the end of 2002.

Outlook

We expect that Bogoso/Prestea will continue to generate positive operating cash flows though out 2003, and will largely fund its own development plans during the year. While we currently have adequate cash balances on hand to meet our operational needs, property acquisitions, exploration spending and capital investment plans at Wassa will likely draw down cash balances during the year. If additional attractive acquisitions become available to us during the year, it is possible that additional funds could be needed to facilitate our continued growth. Additional funds will be required in 2003 and 2004 if we proceed with the Bogoso/Prestea BIOX expansion option as described in the Subsequent Events section of this Form 10-Q. Potential sources of funds for the expansion would most likely include cash generated by operations, debt, equity or some combination of the three, although there can be no assurance we would be successful in acquiring the amount of funds required.

SUBSEQUENT EVENTS

Mampon Gold Property Transaction

We have reached agreement with Ashanti Goldfields Company Limited (“Ashanti”) to acquire their rights to the Mampon gold property for $9.5 million. The Mampon property is located on the Asikuma prospecting license in Ghana which is owned by Birim Gold Fields Inc. (“Birim”). Ashanti acquired the rights to the Mampon property from Birim in 1999 and subsequently, following an exploration drilling program and feasibility study, established Probable Mineral Reserves of approximately 234,000 ounces of gold at Mampon. In addition to the $9.5 million purchase price, we agreed to assume Ashanti’s responsibility to pay a royalty to Birim for future production at Mampon. The transaction is subject to the approval of the Ghana Minister of Mines and to other customary terms and conditions.

Birim Transaction

In a separate transaction we have agreed to acquire Birim’s rights to the balance of the Asikuma prospecting license not occupied by the Mampon gold property. We have also agreed to acquire Birim’s Mansiso prospecting license in Ghana, as well as Birim’s rights to receive the above-mentioned royalty obligation owed by Ashanti to Birim on the Mampon gold property. We have agreed to pay Birim $3.4 million for the two properties and royalty right. In addition, we have agreed to pay to Birim a royalty on future gold production from the two prospecting licenses, excluding any royalty on the first 200,000 ounces produced from Mampon. This transaction is also subject to the approval of the Ghana Minister of Mines and to other customary terms and conditions.

The royalty payable to Birim is based on a sliding scale which ranges from 2% of net smelter return at gold prices of or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

These property acquisitions will provide us with control of an additional 45 kilometers of the Ashanti trend, contiguous with the north end of our existing Bogoso property, and will add 0.24 million ounces of new gold reserves to the 2.2 million ounce reserve we currently have identified at Bogoso/Prestea.

Obotan Transaction and Possible Expansion of Bogoso Mill Capacity

Also in April 2003 we entered into an agreement with Resolute Mining Limited (“Resolute”) to acquire a 4,500 tonne per day conventional CIL mill facility, associated stores inventory, and a six megawatt powerhouse. This facility is currently located at Resolute’s Obotan mine in Ghana. We have agreed to pay $4.3 million cash for the plant. This transaction is subject to customary terms and conditions; however, no regulatory approvals are expected to be required in Ghana. In addition, and subject to the consents required under certain agreements, we may also acquire certain marketable securities from Resolute for a further cash payment of $1.24 million.

Once the transaction is completed we intend to relocate the Obotan mill to Bogoso to process the non-refractory ore now being processed in the Bogoso mill. This will allow the existing Bogoso processing plant to be converted, via the addition of a BIOX circuit, to process refractory sulfide ore. We expect the total cost of this expansion, including the cost of the Obotan plant, its relocation and upgrade, the BIOX upgrade to the existing Bogoso processing plant, and the expansion of the mining fleet at Bogoso/Prestea required to feed the expanded mill complex, to be about $60 million.

The expansion work could commence as early as 2004. A feasibility study to verify capital cost estimates and project viability should be completed during 2003. We plan to consider and implement external funding options for the expansion project in parallel with the feasibility study work.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates and commodity price fluctuations.

Interest Rate Risk

When appropriate we invest excess cash in short-term debt instruments of the United States Government and its agencies on a fixed interest rate basis. We may also invest in short term debt instruments of the government of Canada. Over time the rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We may in the future actively manage our exposure to interest rate risk.

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

Commodity Price Risk

We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold bullion is our primary product and, as a result, changes in the price of gold could significantly affect results of operations and cash flows. According to current estimates for 2003, a $25 change in the price of gold could result in a $3.3 million effect on our results of operations and cash flows. In late 2002 we entered into put agreements which locked in a floor price of $280 for 96,000 ounces of production (8,000 ounces per month) during 2003. The cost of the puts is equivalent to $2.00 per ounce of gold for a total cost of $192,000. Other than puts, we have no other program to hedge, or otherwise manage our exposure to commodity price risk. We may in the future more actively manage our exposure through hedging programs.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) within 90 days prior to the filing date of this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

We periodically conduct an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer as well as the Company’s Audit Committee, of our internal controls and procedures. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the most recent evaluation.

Part II — Other Information

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K

     (a)  Reports on Form 8-K during the quarter ended March 31, 2003

1.	A report on Form 8-K was filed with the Securities and Exchange Commission on January 23, 2003 to report the filing of various exhibits.

2.	A report on Form 8-K was filed with the Securities and Exchange Commission on February 7, 2003 announcing (i) that the Company had entered into an agreement with an underwriter to issue common shares; (ii) that a payment of $4.0 million had been made to the International Finance Corporations; and (iii) announcing fourth quarter operating results and activities.

3.	A report on Form 8-K was filed with the Securities and Exchange Commission on February 11, 2003 to file various exhibits.

4.	A report on Form 8-K was filed with the Securities and Exchange Commission on February 14, 2003 announcing completion of an equity offering.

     (b)  Exhibits

10.2	Employment agreement between the Company and Doug Jones dated February 16, 2003

99.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD

	By:	/s/ Peter J. Bradford

Peter J. Bradford
President and Chief Executive Officer

	By:	/s/ Allan J. Marter

Allan J. Marter
Senior Vice President and Chief Financial Officer

May 1, 2003

CERTIFICATIONS

I, Peter J. Bradford, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Golden Star Resources Ltd (“Registrant”);

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

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003

/s/ Peter J. Bradford

Peter J. Bradford
President and Chief Executive Officer

I, Allan J. Marter, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Golden Star Resources Ltd (“Registrant”);

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

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003

/s/ Allan J. Marter

Allan J. Marter
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.2	Employment agreement between the Company and Doug Jones dated February 16, 2003

99.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)