Form 10-Q
period 2003-06-30
GOLDEN STAR RESOURCES LTD
filed 2003-08-05
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to         .

Commission file number 1-12284

GOLDEN STAR RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	98-0101955 (I.R.S. Employer Identification No.)

10579 Bradford Road, Suite 103 Littleton, Colorado (Address of principal executive office)	80127-4247 (Zip Code)

(303) 830-9000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes          X                      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes      X              No

Number of Common Shares outstanding as of July 31, 2003: 108,831,244

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

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “plans,” “forecasts,” “budgets,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this Form 10-Q. These statements include comments regarding: the establishment and estimates of mineral reserves and resources, production, production commencement dates, productions costs, grade, processing capacity, potential mine life, feasibility studies, development costs, expenditures, exploration, the closing of certain transactions including acquisitions and offerings, our expansion plans for Bogoso/Prestea, including relocation of the Obotan processing facility, and the development of Wassa.

The following, in addition to the factors described in “Risk Factors” discussed in our Form 10-K for the fiscal year ended December 31, 2002, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	timing of and unexpected events during construction, expansion and start-up of projects;

•	unexpected changes in business, legal, regulatory and economic conditions;

•	variations in ore grade, tonnes mined, crushed or milled;

•	delay or failure to receive board or government approvals;

•	timing and availability of external financing on acceptable terms;

•	technical permitting, mining and processing issues; and

•	fluctuations in gold prices and costs.

Part I — Financial Information

ITEM 1. FINANCIAL STATEMENTS

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of United States dollars except share amounts)
(Unaudited)

	As at June 30,	As at December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and short-term investments	$41,206	$20,016
Marketable securities (Note 15)	—	906
Accounts receivable	657	1,977
Inventories (Note 3)	10,070	8,421
Due from sale of property (Note 16)	1,000	1,000
Other current assets (Net of accumulated amortization of $96 and nil)	398	523

Total Current Assets	53,331	32,843

RESTRICTED CASH (Note 10)	3,365	3,365
ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 5)	7,840	4,743
DUE FROM SALE OF PROPERTY (Note 16)	1,000	2,000
PROPERTY, PLANT & EQUIPMENT (Note 8)	11,247	9,100
MINING PROPERTIES (Note 9)	38,947	21,513
OTHER ASSETS	653	571

Total Assets	$116,383	$74,135

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,528	$4,109
Accrued liabilities	6,115	3,208
Current debt (Note 4)	796	3,563

Total Current Liabilities	9,439	10,880

LONG TERM DEBT (Note 4)	1,530	1,727
ASSET RETIREMENT OBLIGATIONS (Notes 10 & 11)	7,339	7,246

Total Liabilities	18,308	19,853

MINORITY INTEREST	5,847	4,898
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 6)
First Preferred Shares, without par value, unlimited shares authorized. No shares issued	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 107,755,744 at June 30, 2003; 87,400,702 at December 31, 2002	234,953	201,039
DEFICIT	(142,725)	(151,655)

Total Shareholders’ Equity	92,228	49,384

Total Liabilities and Shareholders’ Equity	$116,383	$74,135

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Stated in thousands of United States dollars except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

REVENUE
Gold sales	$12,508	$9,511	$27,525	$18,675
Interest and other	185	188	309	356

	12,693	9,699	27,834	19,031

EXPENSES
Mining operations	7,750	6,078	16,093	12,211
Depreciation and depletion (Notes 8 and 9)	1,159	604	2,053	1,256
Accretion of asset retirement obligations (Note 11)	91	—	199	—
Exploration expense	165	63	233	101
General and administrative	1,270	1,059	2,299	1,980
Interest expense	3	135	27	243
Foreign exchange gain	(283)	(66)	(561)	(89)

	10,155	7,873	20,343	15,702

INCOME BEFORE THE UNDERNOTED	2,538	1,826	7,491	3,329
Gain on sale of marketable securities (Note 15)	1,905	—	1,905	—
Omai preferred share redemption premium	—	—	—	169

Income before minority interest	4,443	1,826	9,396	3,498
Minority interest	(342)	(269)	(949)	(487)

NET INCOME	4,101	1,557	8,447	3,011

DEFICIT, BEGINNING OF PERIOD	(146,826)	(155,057)	(151,655)	(156,511)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD (Note 11)	—	—	483	—

ADJUSTED DEFICIT, BEGINNING OF PERIOD	(146,826)	(155,057)	(151,172)	(156,511)

DEFICIT, END OF PERIOD	$(142,725)	$(153,500)	$(142,725)	$(153,500)

NET INCOME PER COMMON SHARE — BASIC (Note 13)	$0.038	$0.024	$0.083	$0.047
NET INCOME PER COMMON SHARE —DILUTED (Note 13)	$0.036	$0.022	$0.078	$0.044
WEIGHTED AVERAGE SHARES OUTSTANDING (millions)	107.6	64.9	102.3	63.6

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of United States dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

OPERATING ACTIVITIES:
Net income	$4,101	$1,557	$8,447	$3,011

Reconciliation of net income to net cash used in operating activities:
Depreciation, depletion and amortization	1,159	604	2,053	1,256
Convertible debenture accretion	—	18	—	46
Premium on Omai preferred share redemption	—	—	—	(169)
Reclamation expenditures	(220)	(221)	(390)	(286)
Asset retirement obligation accretion	397	—	913	—
Non-cash employee compensation	—	—	118	77
Minority interest	342	269	949	487

	5,779	2,227	12,090	4,422
Changes in current assets and liabilities:
Accounts receivable	1,049	49	1,320	(178)
Inventories	(1,174)	(358)	(1,649)	(213)
Accounts payable and accrued liabilities	(698)	57	(1,605)	(2,123)
Sale of marketable securities	906	—	906	—
Other	(2)	(103)	29	(52)

Net cash provided by operating activities	5,860	1,872	11,091	1,856

INVESTING ACTIVITIES:
Expenditures on exploration properties (Note 5)	(533)	(7)	(3,097)	(46)
Expenditures on mining properties	(12,864)	(4,108)	(16,012)	(5,221)
Expenditures on property, plant and equipment	(944)	(591)	(2,542)	(616)
Omai preferred share redemption	—	—	—	310
Sale of property (Note 16)	—	2,000	1,000	5,000
Other	(75)	100	(82)	142

Net cash used in investing activities	(14,416)	(2,606)	(20,733)	(431)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 6)	299	1,962	33,796	7,333
Release of restriction of equity proceeds	—	2,580	—	—
Debt repayment (Note 4)	(331)	(15)	(3,004)	(3,487)
Increase in debt	20	392	40	800
Other		11	—	21

Net cash provided by/(used in) financing activities	(12)	4,930	30,832	4,667

Increase/(decrease) in cash and short-term investments	(8,568)	4,196	21,190	6,092
Cash and short-term investments, beginning of period	49,774	2,405	20,016	509

Cash and short-term investments, end of period	$41,206	$6,601	$41,206	$6,601

GOLDEN STAR RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in thousands of United States Dollars unless noted otherwise)
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

The unaudited consolidated financial statements for the three months and six months ended June 30, 2003 and June 30, 2002 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows, on a basis consistent with that of our prior audited consolidated financial statements, except for the change in accounting policy described in note 11 with respect to accounting for asset retirement obligations.

1.	Operations

We are an international gold mining and exploration company producing gold in Ghana in West Africa. Our gold properties in Ghana are held via controlled subsidiaries, including Bogoso Gold Limited (“BGL”) and Wexford Goldfields Limited (“WGL”) in both of which we have a 90% beneficial shareholding. The remaining 10% shareholding in both subsidiaries is owned by the Government of Ghana.

BGL owns 100% of the Bogoso property (“Bogoso”), 100% of the Prestea property (“Prestea”), and as at June 30, 2003, approximately 59% of the Prestea underground property (“Prestea Underground”). Bogoso and Prestea are adjoining properties and now function as a single operation referred to as “Bogoso/Prestea”.

The Prestea Underground, acquired in 2002, is located under our Prestea property and consists of a currently inactive, underground gold mine and associated support facilities, which ceased operating in mid-2001. BGL owns its interest in the Prestea Underground by way of a joint venture in which BGL is the manager. Studies are now underway, under our direction, to determine if the Prestea Underground can be profitably reactivated under our management.

WGL owns 100% of the Wassa property (“Wassa”) and associated mining rights, located approximately 35 kilometers east of Bogoso/Prestea. A feasibility study to determine the economic viability of this property was completed in July 2003, and we are now proceeding to fast-track the development process with initial gold production anticipated in the first quarter of 2004.

We hold active gold exploration properties in Ghana, Suriname, and French Guiana. The French Guiana properties are mainly held through our 73%-owned subsidiary, Guyanor Ressources S.A. (“Guyanor”).

2.	Supplemental Cash Flow Information

The following is a summary of non-cash transactions:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Equity component of convertible debentures	$—	$(213)	$—	$(386)
Shares issued upon conversion of convertible debentures	—	949	—	2,163
Conversion of convertible debentures	—	(736)	—	(1,777)
Shares issued for Prestea related acquisition costs	—	—	—	400
Acquisition costs paid for with shares	—	—	—	(400)
Wassa construction payables	2,929	—	(2,929)	—
Wassa mine property	(2,929)	—	2,929	—
Receivable from sale of property	—	—	—	(3,000)

Cash paid for interest:	14	92	36	190

3.	Inventories

	As at	As at
	June 30,	December 31,
	2003	2002

Stockpiled ore	$2,876	$2,039
In-process	1,255	965
Materials and supplies	5,939	5,417

Total Inventories	$10,070	$8,421

4.	Current and Long Term Debt

	As at	As at
	June 30,	December 31,
Current Debt	2003	2002

Overdraft facility at BGL (a)	$174	$914
Bank loan at BGL (b)	269	534
Accrual of liability to sellers of BGL (c)	—	2,000
Current portion of bank loan at Wassa (d)	353	115

Total Current Debt	$796	$3,563

Long Term Debt
Bank loan Wassa (d)	$1,530	$1,727

Total Long Term Debt	$1,530	$1,727

(a)	Overdraft Facility at BGL - Revolving $1.0 million overdraft facility at BGL from Barclays Bank (Ghana).

(b)	Bank Loan at BGL — A term loan to BGL from CAL Merchant Bank in Ghana in the original amount of $0.8 million. It is denominated in U.S. dollars, carries an interest rate of six-month LIBOR plus 3.5% and is repayable in six quarterly installments beginning September 2002.

(c)	Accrual of Liability to Sellers of Bogoso — The original BGL purchase agreement of September 1999 included a contingent $2.0 million reserve-acquisition payment, due the Bogoso sellers, which was triggered by BGL’s acquisition of the Prestea reserves in late 2001 and was paid in February 2003.

(d)	Bank Loan – Wassa — A $1.8 million term loan provided by the Wassa sellers. Repayment is scheduled to begin on December 13, 2003 with installments following every three months thereafter, with the final payment on September 13, 2007. The interest rate is LIBOR plus 2.5% until gold production begins at Wassa and LIBOR plus 2.0% after gold production begins. Interest from September 13, 2002 until repayment begins is being accrued into the loan. See Note 14 Subsequent Events.

5.	Acquisition, Deferred Exploration and Development Costs

The deferred expenditures for our exploration projects for the six months ended June 30, 2003 were as follows:

	Acquisition,			Acquisition,
	Deferred	Capitalized		Deferred
	Exploration &	Exploration		Exploration &
	Development Costs	Expenditures	Acquisitions	Development Costs
	as at 12/31/02	2003	2003	as at 6/30/03

FRENCH GUIANA
Yaou	$33	$—	$—	$33
Dorlin	33	—	—	33
SURINAME
Saramacca	—	109	—	109
AFRICA:
Obuom	269	6	—	275
Bogoso Gold Limited
Bogoso Sulfide Project	3,621	36	2,190	5,847
Akropong Trend Projects	642	54	—	696
Beta Boundary	—	246	—	246
Other Bogoso Projects	145	206	—	351
OTHER	—	250	—	250

TOTAL	$4,743	$907	$2,190	$7,840

6.	Share Capital

Changes in share capital during the six months ended June 30, 2003:

	Shares	Amount

As at December 31, 2002	87,400,702	$201,039

Common Shares issued:
Equity offering February 2003	17,000,000	31,150
Option exercises	450,409	454
Warrant exercises	2,847,433	2,192
Employee stock bonus plan	57,200	118

Total issued in the six months	20,355,042	33,914

As at June 30, 2003	107,755,744	$234,953

7.	Operations by Geographic Area

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location:

	Three months ended June 30, 2003			Three months ended June 30, 2002

		Net	Identifiable		Net	Identifiable
	Revenues	Income/(Loss)	Assets	Revenues	Income/(Loss)	Assets

South America	$11	$(140)	$287	$153	$(310)	$329
Africa	12,546	3,207	71,854	9,533	2,554	32,661
North America - Corporate	136	1,034	44,242	13	(687)	9,841

Total	$12,693	$4,101	$116,383	$9,699	$1,557	$42,831

	Six months ended June 30, 2003			Six months ended June 30, 2002

		Net	Identifiable		Net	Identifiable
	Revenues	Income/(Loss)	Assets	Revenues	Income/(Loss)	Assets

South America	$22	$(453)	$287	$296	$(676)	$329
Africa	27,581	8,323	71,854	18,720	4,642	32,661
North America - Corporate	231	577	44,242	15	(955)	9,841

Total	$27,834	$8,447	$116,383	$19,031	$3,011	$42,831

8.	Property, Plant and Equipment

	As of June 30, 2003			As of December 31, 2002

	Property,		Property, Plant	Property,		Property, Plant
	Plant and		and Equipment	Plant and		and Equipment
	Equipment At	Accumulated	Net Book	Equipment At	Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Bogoso/Prestea	$7,930	$3,567	$4,363	$5,829	$3,180	$2,649
Prestea Underground	765	—	765	325	—	325
Guyanor	1,981	1,946	35	1,981	1,940	41
Wassa	6,070	—	6,070	6,070	—	6,070
Corporate & other	733	719	14	732	717	15

Total	$17,479	$6,232	$11,247	$14,937	$5,837	$9,100

9.	Mining Properties

	As of June 30, 2003			As of December 31, 2002

			Mine			Mine
	Mine Property	Accumulated	Property, Net	Mine Property	Accumulated	Property, Net
	at Cost	Amortization	Book Value	at Cost	Amortization	Book Value

Bogoso/Prestea	$26,548	$14,170	$12,378	$24,564	$12,608	$11,956
Prestea Underground	6,248	—	6,248	5,525	—	5,525
Wassa	10,701	—	10,701	4,032	—	4,032
Mampon	9,620	—	9,620	—	—	—

Total	$53,117	$14,170	$38,947	$34,121	$12,608	$21,513

Mampon Gold Property Transaction

In April 2003 we reached agreement with Ashanti Goldfields Company Limited (“Ashanti”) to acquire their rights to the Mampon gold property for $9.5 million. The Mampon property is located on the Asikuma prospecting license in Ghana which is owned by Birim Goldfields Inc. (“Birim”) and is contiguous to the northern boundary of Bogoso/Prestea. Ashanti acquired the rights to the Mampon property from Birim in 1999 and subsequently, following an exploration drilling program and feasibility study, established Probable Mineral Reserves of approximately 234,000 ounces. In addition to the $9.5 million purchase price, we agreed to assume Ashanti’s responsibility to pay a royalty to Birim for any future production at Mampon. This transaction closed in June 2003. In a separate transaction we have agreed to purchase from Birim, Birim’s right to collect the royalty due from Mampon, which will effectively cancel the Mampon royalty. See Note 10 below for discussion of the Birim transaction and the Mampon royalty.

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

Asset retirement obligations, which include environmental rehabilitation liabilities for reclamation and for closure costs, were $4.9 million at Bogoso/Prestea at June 30, 2003, the same as at December 31, 2002. Asset retirement obligations at Wassa totaled $2.4 million at June 30, 2003, up from $2.3 million at the end of 2002.

Restricted Cash Long-Term (for the Environmental Rehabilitation Liability)

Upon the closing of the acquisition of BGL in 1999, we were required, according to the acquisition agreement, to restrict $6.0 million in cash. These funds are to be used for the ongoing and final reclamation and closure costs at Bogoso. The withdrawal of these funds must be agreed to by the sellers of BGL, who are ultimately responsible for the reclamation in the event of our non-performance. There were no draw-downs of restricted cash during the first six months of 2003. Additional draws from the cash fund will await the completion of an environmental survey, currently in progress. At June 30, 2003, approximately $3.3 million of restricted long term cash was held as a cash provision against certain reclamation commitments at Bogoso.

Royalties

(a)	Wassa: As part of the consideration paid for the Wassa assets, a gold production royalty (“First Royalty”) will be paid to the sellers on future production from the Wassa property. The First Royalty is set at $7.00 per ounce of gold produced and increases by $1.00 per ounce for each $10.00 increase in the price of gold above $280 per ounce up to a maximum royalty of $15.00 per ounce at gold prices of $350 per ounce and above. This royalty is capped at $38 million over the life of the mine. We also agreed to pay the sellers a second production royalty of $8.00 per ounce capped at $5.5 million. This royalty is in addition to the First Royalty described above. See Subsequent Events in Note 14 for additional information regarding the anticipated repurchase of these royalties.

(b)	Bogoso/Prestea: A gold production royalty was included as a component of total consideration paid for Prestea in October 2001. The royalty is payable on the first 1.0 million ounces of gold produced from Bogoso/Prestea following our purchase of Prestea in October 2001. The amount of the royalty will vary, according to a gold price formula, from a minimum of $6.00 per ounce at gold prices less than $260 per ounce to a maximum of $16.80 per ounce at gold prices at or above $340 per ounce. As of June 30, 2003 we have paid royalties on approximately 230,800 ounces.

(c)	Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay a royalty of not less than 3% and not more than 12% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% royalty on gold production from Bogoso/Prestea and expect to pay a royalty at a similar rate on Wassa production, once it is in production.

(d)	Royalties receivable: We have royalties receivable from the sale of our interests in the Gross Rosebel property and the St. Elie property, both contingent on future production from these properties.

Birim Transaction

In April 2003, we agreed to acquire from Birim, for $3.4 million and a net smelter return royalty, the Mansiso prospecting license in Ghana, the balance of the Asikuma prospecting license not occupied by the Mampon gold property and the right to receive the royalty obligation on the Mampon gold property which was due Birim. The Asikuma, Mansiso and Mampon properties are located in Ghana immediately north of and contiguous with Bogoso/Prestea. The closing of this transaction, which is expected to occur in August 2003, is contingent on receipt of necessary government approvals and other customary closing conditions.

Wassa Construction Contract

We have entered into a contract with Metallurgical Design and Management (Pty) Ltd. (“MDM”), a South African company, for the construction of the carbon-in-leach (“CIL”) mill facility and other associated processing facilities at Wassa. Expected payments under the contract total approximately $14.3 million.

11.	Change in Accounting Policy

Effective January 1, 2003, we changed our accounting policy for asset retirement obligations to comply with CICA Handbook section 3110 “Asset Retirement Obligations.” This change was made on a retroactive basis. Upon the adoption of this new standard, we recognized a $0.5 million reduction in the carrying value of liabilities related to future reclamation and other asset retirement obligations. The cumulative effect of the adoption of this new standard totaled $0.5 million and was recorded as a reduction in the deficit account in shareholders’ equity.

Our Asset Retirement Obligations (“ARO”) recognize the present value of the ultimate closure cost associated with reclamation, demolition and stabilization of our mining properties. Included in this liability are the costs of mine closure and reclamation, mill and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs.

The changes in the carrying amount of our AROs for the six months ended June 30, 2003 are:

Asset Retirement Obligations	Six months ended
June 30, 2003

Balance at beginning of period as adjusted by the adoption of CICA 3110	$6,816
Accretion expense	199
Accretion capitalized into development projects	85
Reclamation work performed	(390)
New AROs incurred during the period	629

Balance at end of period	$7,339

Prior periods have not been restated in the financial statements due to the immaterial amounts of the adjustments.

We also adopted Statement of Financial Accounting Standard SFAS 143, “Accounting for Asset Retirement Obligations” for US GAAP reporting purposes, at the beginning of 2003. The provisions of SFAS 143 are very similar to the provisions of CICA 3110.

12.	Stock Based Compensation

On January 30, 2003, we granted to eligible employees and directors options to acquire a total of 1,133,600 common shares at Cdn$3.14 per share. The fair value of the common share options granted was determined to be Cdn$2.08 per option. On March 2, 2003, a second grant of options to acquire common shares was made in the amount of 225,000 shares, with an exercise price of Cdn$2.39. The fair value of this grant was determined to be Cdn$1.58 per option. Options granted in the first quarter of 2003 typically vested one third at the grant date, one third on the first anniversary of the grant date and one third on the second anniversary of the grand date, although our stock option plan allows full vesting on the grant date in certain situations, including grants of less than 10,000 options and grants to outside directors.

The total fair value of all options granted during the first quarter of 2003 was approximately $1.8 million. Approximately 48% of the fair value of these options was recognized in the first quarter of 2003 (on a pro forma basis) and the balance will be recognized (on a pro forma basis) over the remaining eight quarters as service is rendered by the recipients. No options were granted during the second quarter of 2003.

We do not recognize compensation costs for stock options granted to employees and directors. Had compensation costs been recognized, our net income and earnings per share would have been reduced to the pro forma amounts shown below:

		Three months ended June 30,		Six months ended June 30,

		2003	2002	2003	2002

Net income as reported		$4,101	$1,557	$8,447	$3,011
Option expense for the period		238	239	1,030	458

Net Income — Pro forma		$3,863	$1,318	$7,417	$2,553

Basic earnings per share	As reported	$0.038	$0.024	$0.083	$0.047
	Pro forma	$0.036	$0.020	$0.072	$0.040

Diluted earnings per share	As reported	$0.036	$0.022	$0.078	$0.044
	Pro forma	$0.034	$0.018	$0.068	$0.037

The fair value of options granted during the three and six months of 2003 was estimated at the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Expected volatility	—	—	78.4%	81.9%
Risk-free interest rate	—	—	4.59%	4.47%
Expected lives	—	—	5 years	5 years
Dividend yield	—	—	0%	0%

A stock bonus was paid to qualified employees in the first quarter of 2003 totaling 57,200 shares. Compensation expense at $2.06 per share, the market price on the date of grant, was recorded for these shares at the grant date.

13.	Earnings per Common Share

The following table provides a reconciliation between basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net Earnings	$4,101	$1,557	$8,447	$3,011
Shares (millions)
Weighted average number of common shares	107.6	64.9	102.3	63.6
Dilutive Securities:
Options	2.2	2.1	2.1	1.8
Debentures	0.0	0.9	0.0	0.9
Warrants	5.2	3.9	4.6	2.6

Weighted average number of dilutive common shares	115.0	71.8	109.0	68.9

Basic Earnings Per Share	$0.038	$0.024	$0.083	$0.047
Diluted Earnings Per Share	$0.036	$0.022	$0.078	$0.044

Earnings per share on a US GAAP basis are found in Note 17 below.

14.	Subsequent Events

Obotan Transaction

In July 2003, we paid $4.3 million to Resolute Mining Limited (“Resolute”) to complete our purchase of Resolute’s 4,500 tonne per day conventional CIL gold processing facility, associated stores inventory and six megawatt powerhouse, all of which we plan to relocate from Resolute’s Obotan property to a site south of Prestea, a distance of approximately 150 kilometers. The Obotan CIL mill purchase agreement included an option provision that allowed us to purchase marketable securities of Red Back Mining NL (“Red Back”) held by Resolute if approval of the share purchase was obtained from Red Back by August 1, 2003. Such approval was not obtained and the purchase option expired as of August 1, 2003.

Wassa Mine Development Decision

In July 2003, we announced that based on a favorable outcome of the Wassa gold property feasibility study, construction of a mill facility would begin immediately. We have entered into a contract with MDM, a South African company, for the construction of the CIL mill facility and other associated processing facilities at Wassa. Gold production is scheduled to begin in the first quarter of 2004. See the Subsequent Events section of the Management Discussion and Analysis section of this Form 10-Q for additional information about the Wassa project.

Wassa Royalty and Debt Buyout

We acquired the Wassa gold project in September 2002, from a banking syndicate led by Standard Bank London Limited (“Standard”). On July 24, 2003, we reached agreement to buy back the following commitments which were part of the original purchase consideration:

(i)	a loan facility with a current balance of $1.9 million, repayable over five years at an interest rate of LIBOR plus 2.5%;

(ii)	a royalty of $7 to $15 per ounce, based on gold prices ranging from $280 to $350 per ounce, on all future production from the Wassa gold project;

(iii)	a second royalty of $8 per ounce, with a cap of $5.5 million; and

(iv)	security against the Wassa assets.

Under the agreement, which is subject to typical approvals and conditions, including definitive documentation, we will pay Standard $11.5 million to buy back the debt and the royalties and to release all security against the assets.

Equity Offering

On July 24, 2003, we entered into an agreement with a group of underwriters for the purchase by the underwriters of 8.2 million common shares on a firm commitment basis at a price of Cdn$3.90 per share ($2.79) for total gross proceeds of Cdn$32 million (approximately $23 million). We also granted to the underwriters an over-allotment option to purchase up to an additional 1,230,000 common shares. Proceeds of the offering will be used to make payment to Standard for the Wassa royalty and debt buyback as described above, for exploration and development activities in Ghana and for general corporate purposes. The closing is expected to occur on August 14, 2003.

15.     Marketable Securities

All of our marketable securities were sold in June 2003 for $2.8 million, yielding a realized gain of $1.9 million.

16.     Guiana Shield Transaction

In late 2001 we sold our Gross Rosebel exploration property in South America to Cambior Inc. (“Cambior”). In addition to a $5.0 million payment received at closing in 2002, terms of the sale agreement provided that Cambior would make three deferred payments of $1.0 million each. The first of these payments was received during the first quarter of 2003. The remaining two payments from Cambior are expected in the first quarter of 2004 and in the first quarter of 2005.

17.     Generally Accepted Accounting Principles in Canada and the United States

The following Golden Star Resources consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

(a) Balance Sheets under US GAAP

	As at June 30,	As at December
	2003	31, 2002

Cash	$41,206	$20,016
Trade accounts receivable, net	657	1,977
Inventories	10,070	8,421
Due from sale of property	1,000	1,000
Marketable securities (1)	—	1,454
Other current assets	398	523

Total current assets	53,331	33,391

Restricted cash	3,365	3,365
Acquisition, deferred exploration and development costs (2)	—	—
Due from sale of property	1,000	2,000
Property, plant and equipment, net	11,247	9,101
Mining property (3)	29,199	14,216
Other assets	654	571

Total Assets	$98,796	$62,644

Current liabilities	$9,438	$10,880
Long term debt	1,530	1,727
Asset retirement obligations	7,339	7,246

Total Liabilities	18,307	19,853

Minority interest (2 and 3)	2,060	1,722

Share capital (4)	231,983	198,070
Cumulative translation adjustments (5)	1,595	1,595
Accumulated comprehensive income (1)	(279)	269
Deficit	(154,870)	(158,865)

Total Liabilities and Shareholders’ Equity	$98,796	$62,644

(b) Statements of Operations under US GAAP

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income under Cdn GAAP	$4,101	$1,557	$8,447	$3,011
Acquisition and deferred exploration expenditures expensed per US GAAP (2)	(532)	(524)	(3,096)	(739)
Capitalized mine property acquisition costs expensed for US GAAP (3)	(527)	8,066	(2,449)	8,066
Other	—	(78)	—	10

Net income under US GAAP before minority interest	3,042	9,021	2,902	10,348
Minority interest, as adjusted (2 and 3)	291	1	610	5

Net income under US GAAP before cumulative effect of change in accounting method	3,333	9,022	3,512	10,353
Cumulative effect of change in accounting method (6)	—	—	483	—
Net Income under US GAAP	3,333	9,022	3,995	10,353
Other comprehensive income — gain on marketable securities (1)	(1,027)	64	—	88

Comprehensive income	$2,306	$9,086	$3,995	$10,441

Basic net income per share under US GAAP before cumulative effect of change in accounting method	$0.031	$0.139	$0.034	$0.163
Cumulative effect of change in accounting method	—	—	0.005	—
Basic net income per share under US GAAP after cumulative effect of change in accounting method	$0.031	$0.139	$0.039	$0.163

Diluted net income per share under US GAAP before cumulative effect of change in accounting method	$0.029	$0.126	$0.032	$0.150
Cumulative effect of change in accounting method	—	—	0.005	—
Diluted net income per share under US GAAP after cumulative effect of change in accounting method	$0.029	$0.126	$0.037	$0.150

(c) Statements of Cash Flows under US GAAP

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Cash provided by (used in):
Operating Activities	$3,773	$1,388	$5,599	$1,427
Investing activities	(12,329)	(2,078)	(15,241)	(2)
Financing activities	(12)	4,886	30,832	4,667

Increase in cash and cash equivalents for the period	(8,568)	4,196	21,190	6,092
Cash and cash equivalent beginning of period	49,774	2,405	20,016	509

Cash and cash equivalents end of period	$41,206	$6,601	$41,206	$6,601

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

(5)  For periods prior to May 15, 1992, our reporting currency was the Canadian dollar. Subsequent to our amalgamation and moving our headquarters to the United States, the reporting currency was changed to the United States dollar. As such, for periods prior to May 15, 1992, our financial statements were translated into United States dollars using a translation of convenience. US GAAP required translation in accordance with the current rate method.

(6)  Asset retirement obligations: Under US GAAP the cumulative effect of applying SFAS 143 “Accounting for Asset Retirement Obligations” in the first six months of 2003 is included in net income for the period. In Cdn GAAP, under CICA 3110 “Asset Retirement Obligations”, the cumulative effect of the application of this new standard was recorded as an adjustment to beginning deficit account.

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

In the discussion that follows we use the terms “total cash cost per ounce” and “cash operating cost per ounce”. Total cash cost per ounce is equal to mining operations expense for the period divided by number of ounces of gold shipped during the period. Cash operating cost per ounce is equivalent to total cash cost per ounce, less production royalties.

We have included cash operating cost per ounce information to provide investors with information about the cash generating capacities of our mining operations. We use this information for the same purpose and for monitoring the performance of our operations. This information differs from measures of performance determined in accordance with Cdn GAAP or US GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Cdn or US GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under Cdn or US GAAP, and may not be comparable to similarly titled measures of other companies.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net income during the second quarter of 2003 totaled $4.1 million or $0.038 per share on revenues of $12.7 million, versus net income of $1.6 million or $0.024 per share on revenues of $9.7 million in the second quarter of 2002. Higher gold production, higher gold prices and a $1.9 million gain on the sale of marketable securities were the major factors contributing to the earnings improvement. Second quarter gold revenues were based on shipment of 36,042 ounces, an 18 percent improvement over the 30,419 ounces shipped in the same period of 2002.

Realized gold prices averaged $347 per ounce for the quarter, an 11% increase from $312 per ounce realized in the second quarter of 2002. Marketable securities, purchased in December 2002, were sold for $2.8 million during the second quarter yielding a gain of $1.9 million.

The increases in general and administrative costs and exploration costs versus the prior year reflect an increased scope of activity in corporate affairs and general exploration. The increase in foreign exchange gains is mostly related to the effect of a weakening U.S. dollar and the associated impact on the value of cash deposits invested in Canadian dollar accounts.

FINANCIAL RESULTS	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Gold shipped (ounces)	36,042	30,419	78,398	62,064
Average price realized ($ per ounce)	347.28	312.42	350.76	300.84
Revenues (in $ thousands)	12,693	9,699	27,834	19,031
Net income (in $ thousands)	4,101	1,557	8,447	3,011
Net income per share — basic	$0.038	$0.024	$0.083	$0.047

Bogoso/Prestea

During the second quarter of 2003, our Bogoso/Prestea operation in Ghana processed an average of 5,050 tonnes per day of a mixture of oxide and transition ores from the Plant-North ore body at an average grade of 3.32 grams per tonne. This compares to 6,169 tonnes per day at 2.27 grams per tonne in the second quarter of 2002 which was exclusively oxide ore. The lower mill through-put was related to increased amounts of transition ores versus the same period of 2002. Mechanical difficulties with a long lead-time component of the mill conveyor system and other mill maintenance projects also contributed to the reduced mill through-put. The replacement equipment for the conveyor is scheduled to arrive and be installed early in the third quarter of 2003. Average recovery rose to 75.5%, up from 73.2% in the same quarter last year. The improved grade and better recoveries combined to yield an 18% increase in gold production versus the second quarter of 2002. Bogoso/Prestea shipped 36,042 ounces of gold in the quarter, up from 30,419 ounces in the same period of 2002. Second quarter cash operating costs were higher than in the same period of 2002. A longer haul from the Plant-North pit, an increase in electric power rates, higher amounts of stripping, maintenance projects in the mill and higher reagent usage associated with the Plant-North transition ore, contributed to the increase. Cash operating costs averaged $188 per ounce for the quarter, compared to $173 per ounce in the same period of 2002. Total cash costs averaged $215 per ounce, versus $195 in the second quarter of 2002.

BOGOSO/PRESTEA OPERATIONS	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Ore mined (tonnes)	502,551	586,078	1,111,327	1,227,686
Waste mined (tonnes)	1,406,457	1,109,186	3,578,648	2,546,150
Tonnes milled	459,506	561,395	1,016,118	1,103,404
Average grade milled (g/t)	3.31	2.27	3.29	2.44
Mill recovery (%)	75.5	73.2	74.8	71.7
Cash operating cost per ounce ($)	188	173	178	174
Royalties per ounce ($)	27	22	27	21
Total cash cost per ounce ($)	215	195	205	195

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net income during the first six months of 2003 totaled $8.4 million or $0.083 per share on revenues of $27.8 million, versus net income of $3.0 million or $0.047 per share on revenues of $19.0 million in the same period of 2002. Higher gold prices, increased gold production and a $1.9 million gain on sale of marketable securities were the major factors contributing to the earnings improvement. Realized gold prices averaged $351 per ounce for the period, a 17% increase from the $301 per ounce realized in the first six months of 2002. Gold revenues for the six months were based on shipment of 78,398 ounces, a 26% increase from 62,064 ounces in the same period of 2002.

The increase in depreciation and depletion costs for the six months is a factor of higher gold output versus the same period of last year. General and administrative costs rose by $0.3 million from the same period in 2002 due to increases in travel, legal, investor relations and compensation expense, related to an expanded scope of corporate activities. The increase in foreign exchange gains is mostly related to the effect of a weakening U.S. dollar and the associated impact on the value of cash deposits invested in Canadian dollar accounts.

Bogoso/Prestea

During the first six months of 2003, Bogoso/Prestea processed an average of 5,614 tonnes per day of Plant North ore at an average grade of 3.29 grams per tonne. This compares to 6,096 tonnes per day at 2.44 grams per tonne in the same period of 2002. The lower mill through-put was related to increased amounts of transitions ores versus the same period of 2002. Mechanical difficulties with a long lead-time component of the mill conveyor system and other mill maintenance projects also contributed to the reduced mill through-put. Replacement equipment for the conveyor is scheduled to arrive and be installed early in the third quarter of 2003. Recoveries rose to 74.8%, up from 71.7% in the same period last year. The improved grade and better recoveries combined to yield a 26% increase in gold production versus the same period of 2002. Bogoso/Prestea shipped 78,398 ounces of gold in the first six months of 2003, up from 62,064 ounces in the same period of 2002. Cash operating costs of $178 per ounce were slightly higher than the $174 per ounce in the first six months of 2002. Similarly total cash costs rose from $195 per ounce to $205 per ounce as compared to the first six months of 2002. A longer haul from the Plant-North pit, an increase in electric power costs, higher amounts of waste removal, increases in crop compensation expense, maintenance projects in the mill and higher reagent usage associated with the Plant-North ores, contributed to the increase in total mine operating costs versus the same period of 2002.

We expect gold production to continue to exceed 2002 levels during the remainder of the year due to the better ore grades in the Plant-North pit. We expect total gold production during 2003 of approximately 140,000 ounces at an average cash operating cost of $185 per ounce.

Wassa

The Wassa feasibility study was completed in July 2003 and the results of the study were released (see Subsequent Events section below). During the second quarter, contractors arrived on site and began laying the foundations of the mills and the processing plant. The mills are on site, while the motors and gearboxes are being refurbished in South Africa. Final design and engineering of the plant is nearing completion. An environmental Scoping Report was submitted to the Environmental Protection Agency, and a successful Public Forum was held in mid-May. A Scoping Report has also been prepared for the new power line to site. Meanwhile, the existing infrastructure remains on care and maintenance. Exploration activities are ongoing in the regions surrounding the pit areas, and at other locations on the Wassa property.

Prestea Underground

Digitization of the underground workings, old diamond drill records and channel chip samples is now about 80% complete and should be finalized in the third quarter. Extensive sampling of underground workings has commenced and we have created three-dimensional computer models of the underground workings and main zones of mineralization. For the first time in Prestea’s long history, data from widely different sources and formats have now been standardized and grouped into a single computer database, making interpretation and inferences from modeling much easier. This model will now be tested against targets for the underground exploration drilling program that started in early June. We have already confirmed that the lesser known West Reef is an extensive structure. Assay results are pending. Both on-strike and down-dip extensions of the Main and West Reef will be tested during the third quarter. 1:250 and 1:1000 scale geological mapping has been initiated at the upper levels to help define the main factors controlling mineralization. Spending at the Prestea Underground project totaled $1.1 million during the first six months of 2003, including facility maintenance, engineering, geologic activities and equipment purchases. Support crews continue to maintain the underground and surface facilities in good working order and assist our underground drilling teams.

Guyanor

Guyanor’s properties remained on a care and maintenance basis during the first six months of 2003. As such there was no material exploration activity. Guyanor previously announced its intention to proceed with a rights offering, now scheduled for the second half of 2003, to alleviate capital inadequacies as defined under French corporate law. We plan to participate in the rights offering by converting our inter-company receivable from Guyanor into Guyanor class B share equity. The inter-company receivable has accrued over the past several years, mostly in the form of exploration funds and general and administrative expenses advanced to Guyanor and interest expense on the inter-company debt. We are continuing to pursue restructuring alternatives at Guyanor. Such alternatives may include the rights offering, described above, sale of assets, joint ventures and/or mergers.

Acquisitions

Mampon Gold Property Transaction

In April 2003, we reached agreement with Ashanti Goldfields Company Limited (“Ashanti”) to acquire their rights to the Mampon gold property for $9.5 million. The Mampon property is located on the Asikuma prospecting license in Ghana which is owned by Birim Goldfields Inc. (“Birim”). Ashanti acquired the rights to the Mampon property from Birim in 1999 and subsequently, following an exploration drilling program and feasibility study, established Probable Mineral Reserves of approximately 234,000 ounces. In addition to the $9.5 million purchase price, we agreed to assume Ashanti’s responsibility to pay a royalty to Birim for future production at Mampon. This transaction closed in June 2003.

Birim Transaction

In a separate transaction in April 2003, we agreed to acquire from Birim their rights to (i) the balance of the Asikuma prospecting license not occupied by the Mampon gold property; (ii) the Mansiso prospecting license in Ghana; and (iii) receive the above-mentioned royalty obligation owed by Ashanti to Birim on the Mampon gold property. We have agreed to pay Birim $3.4 million for the two properties and royalty right. In addition, we have agreed to pay to Birim a net smelter return royalty on future gold production from the two prospecting licenses, excluding any royalty on the first 200,000 ounces produced from Mampon. The royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices of or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce. This transaction is expected to close in August 2003.

These property acquisitions will provide us with control of an additional 45 kilometers of the Ashanti trend, contiguous with the north end of our existing Bogoso property, and add 0.24 million ounces of new gold reserves to the 2.2 million ounce reserve we reported at December 31, 2002 at Bogoso/Prestea.

Obotan Transaction and Possible Expansion of Bogoso Mill Capacity

Also in April 2003, we entered into an agreement with Resolute Mining Limited (“Resolute”) to acquire a 4,500 tonne per day conventional carbon-in-leach (“CIL”) mill facility, associated stores inventory, and a six-megawatt powerhouse. This facility is currently located at Resolute’s Obotan mine in Ghana. This transaction closed in July 2003 following our payment of $4.3 million to Resolute.

We intend to relocate the Obotan mill to a site south of Prestea to process the non-refractory ore now being processed in the Bogoso mill. This will allow the existing Bogoso mill to be converted, via the addition of a bio-oxidation (“BIOX”) circuit, to process refractory sulfide ore. We expect the total cost of this expansion, including the cost of the Obotan plant, its relocation and upgrade, the BIOX upgrade to the existing Bogoso processing plant, and the expansion of the mining fleet at Bogoso/Prestea required to feed the expanded mill complex, to be about $60 million.

The expansion work could commence as early as 2004. A feasibility study to verify capital cost estimates and project viability should be completed during the second half of 2003. We plan to consider and implement external funding options for the expansion project in parallel with the feasibility study work.

Looking ahead

The main objectives for 2003, are: (i) continued orderly and efficient mining of the Plant-North ore body at Prestea allowing an adequate flow of ores to the Bogoso mill; (ii) construction of the Wassa CIL mill facility with initial gold production expected in the first quarter of 2004 (iii) continued expansion of our land holdings on the southern end of the Ashanti trend; (iv) a significant increase in exploration efforts along the Ashanti trend and other areas in Ghana; and (v) continued evaluation of the underground potential of the Prestea Underground.

Mining of the Plant-North deposit commenced in late 2002, and is expected to provide mill feed through 2005 at grades in excess of those mined in the past. While we expect mining and milling costs to be higher than in the past few years, the higher grades and better recoveries are expected to more than compensate and costs per ounce are expected to be lower than what was experienced in recent years at Bogoso/Prestea. Longer hauls, higher stripping rates and the chemical nature of the Plant-North ores are the major factors responsible for the increases in mining and processing costs. Richer ore grades of the Plant-North deposit were primarily responsible for the production increase of the second quarter and first six months of 2003.

As described in more detail above, we have purchase a used CIL mill in Ghana to be relocated to a site south of Prestea to expand our gold production. If engineering studies confirm the economic viability of such a plan and financing is obtained on acceptable terms, the project would move forward in 2004 with a resultant increase in gold production starting in 2005. As currently envisioned, this project would convert the existing Bogoso mill to handle refractory ores, and the newly acquired mill facility would be devoted to non-refractory ores. A significant expansion in the mining equipment fleet would also be required to feed the expanded milling capacity.

LIQUIDITY AND CAPITAL RESOURCES

Six months Ended June 30, 2003

A February 2003, equity offering and profitable operations at Bogoso/Prestea during the first six months of 2003 have contributed to a $21.2 million net increase in cash and cash equivalents during the first six months of 2003. Cash flow from operations before working capital changes totaled $12.1 million during the first six months of 2003, versus $4.4 million in the same period of 2002. Higher gold prices and higher gold production were responsible for the improvement in cash from operations. Sales of marketable securities provided $2.8 million of cash.

Investing activities consumed $20.7 million of cash in the first six months of 2003. Cash spent on the Wassa feasibility study and property holding costs totaled $3.7 million while development work and new fixed assets at Bogoso/Prestea consumed $4.1 million. We spent $3.1 million on deferred exploration projects during the first six months of 2003 and invested an additional $1.1 million in equipment, site maintenance, engineering and geologic analysis at the Prestea Underground. An underground exploration drilling program commenced in the second half of 2003 to test targets generated by the current geologic review. Spending to acquire the Mampon property totaled $9.5 million. The first of three $1.0 million deferred payments from the Gross Rosebel sale in 2001 was received during the six months.

In February 2003, we completed an equity offering on a firm commitment basis of 17 million units at Cdn$3.00 per unit, for total gross proceeds of Cdn$51.0 million ($33.5 million). Each unit consists of one common share and one-half of one warrant to purchase a common share. Each whole warrant is exercisable for a period of 48 months from February 14, 2003 and entitles the holder to purchase one common share for Cdn$4.60 per share. The share purchase warrants have been listed on the Toronto Stock Exchange under the symbol “GSC.WT.A”. As described in Subsequent Events below, an equity offering was undertaken on a firm commitment basis in July 2003 which is expected to provide gross proceeds of approximately $23 million, before fees and expenses, in August 2003.

Stock option exercises provided $0.5 million of cash during the first six months of 2003 and warrant exercises contributed an additional $2.2 million of cash. Liquidation of debt, including the $2.0 million due the sellers of BGL, consumed $3.0 million of cash leaving only

$2.3 million of debt on the balance sheet. Shareholders’ equity stood at $92.2 million at June 30, 2003, up from $49.4 million six months earlier at the end of December 2002. At June 30, 2003, working capital was $43.9 million, versus $22.0 million at the end of 2002.

Outlook

We expect that Bogoso/Prestea will continue to generate positive operating cash flows throughout 2003, and will largely fund its own development plans during the year. While we currently have adequate cash balances on hand to meet our operational needs, property acquisitions, development spending and capital investment plans at Wassa are expected to draw down cash balances by approximately $24 million during the remainder of 2003 including $11.5 million for debt and royalty buyback costs. If additional attractive acquisitions become available during the year, it is possible that additional funds could be needed to facilitate our continued growth. Additional funds of approximately $60 million would be required in the remaining part of 2003 and in 2004 if a decision is made to proceed with the Bogoso/Prestea BIOX conversion and expansion utilizing the Obotan mill. Potential sources of funds for the expansion would most likely include cash generated by operations, debt, equity or some combination of the three, although there can be no assurance we would successfully obtain the amount of funds required.

SUBSEQUENT EVENTS

Obotan Transaction

In July 2003, we paid $4.3 million to Resolute to complete our purchase of Resolute’s 4,500 tonne per day conventional CIL gold processing facility, associated stores inventory and six megawatt powerhouse, all of which we plan to relocate from Resolute’s Obotan property to a site south of Prestea, a distance of approximately 150 kilometers. The Obotan CIL mill purchase agreement included an option provision that allowed us to purchase marketable securities of Red Back Mining NL (“Red Back”) held by Resolute if approval of the share purchase was obtained from Red Back by August 1, 2003. Such approval was not obtained and the purchase option expired as of August 1, 2003.

Wassa Mine Development Decision

In September 2002, we acquired the Wassa gold property located 35 kilometers east of our Bogoso/Prestea gold operations in Ghana and immediately began a drilling program and engineering studies designed to evaluate the economic viability of the property as a conventional CIL gold operation. Based on initial drill results and engineering data, a feasibility study was begun shortly after acquisition and was completed in July 2003. On July 10, 2003, we announced that the project would go ahead and that construction of the CIL mill would proceed immediately. The feasibility study was prepared by our staff supported by a team of independent consultants led by Metallurgical Design and Management (Pty) Ltd. (“MDM”) of South Africa.

Wassa is scheduled to commence operations in the first quarter of 2004 by milling material from the previous owner’s heap leach pads (prior to Golden Star’s acquisition, Wassa was mined as an open pit, heap leach operation). Early reprocessing of this material will make the leach pad area available for tailings containment. Production from the heap leach material expected to be about 75,000 ounces of gold during 2004 at an estimated cash operating cost of $211 per ounce. Late in 2004, after all of the heap leach material has been milled, open pit mining is scheduled to commence. Once open pit mining begins, gold production is expected to average approximately 140,000 ounces per year, at an average cash operating cost of just under $200 per ounce.

The CIL plant has been designed to process 10,000 tonnes per day, or 3.5 million tonnes per year, of open-pit, hard rock material (blended approximately one-third weathered oxide and two-thirds fresh sulfide ore). During the first year of operation, when the heap leach material is being milled, the processing rate is expected to be 4.0 million tonnes per year.

The following table summarizes the Wassa estimated probable mineral reserves, which has been prepared by qualified members of our staff. Probable reserves were estimated based on a $300 per ounce gold price.

Wassa Probable Mineral Reserves at May 31, 2003:

	Tonnes	Grade	Gold Content
Probable Reserves	(millions)	(g/t Au)	(ounces)(1)

Weathered (oxide)	3.4	1.15	125,000
Fresh (sulfide)	6.9	1.68	374,000
Heap Leach Pads	4.4	0.70	99,000

Total Probable Reserves(100%)	14.7	1.27	598,000

Golden Star’s 90% share			538,000

(1)	Amounts are shown as contained metal in ore and do not reflect losses in the recovery process. Oxide and sulfide ores are expected to have average recoveries of 93% and 92%, respectively. Milling of heap leach material is expected to yield recoveries of approximately 86%.

Non-Reserves

Indicated and Inferred mineral resources have been estimated based on a $325 per ounce gold price. Estimates of mineral resources have been prepared by qualified members of our staff.

Cautionary Note to U.S. Investors Concerning Estimates of Indicated Mineral Resources

This section uses the term “indicated mineral resources”. We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in this category will ever be converted into reserves.

Wassa Indicated Mineral Resources at May 31, 2003:

	Tonnes	Grade
Indicated Resources	(millions)	(g/t Au)

Weathered (oxide)	1.1	1.07
Fresh (sulfide)	4.6	1.38
Heap Leach Pads	0.8	1.00

Total Indicated Resources(100%)	6.5	1.28

Total Probable Reserves and Indicated Resources(100%)

Golden Star’s 90% share

Cautionary Note to U.S. Investors Concerning Estimates of Inferred Mineral Resources

This section uses the term “inferred mineral resources”. We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of the inferred mineral resources will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or other economic studies. U.S. INVESTORS ARE CAUTIONED NOT TO ASSUME THAT PART OR ALL OF THE INFERRED MINERAL RESOURCE EXISTS, OR IS ECONOMICALLY OR LEGALLY MINEABLE.

Wassa Inferred Mineral Resources at May 31, 2003:

	Tonnes	Grade
Inferred Resources	(millions)	(g/t Au)

Weathered (oxide)	2.1	1.02
Fresh (sulfide)	23.3	1.15

Total Inferred Resources (100%)	25.4	1.14

Based on the feasibility study results we have awarded a lump sum, turnkey construction contract to MDM for the new CIL plant and associated facilities at Wassa. Final design work for the 10,000-tonne per day (3.5 million-tonne per year) milling and CIL process is nearing completion, and pre-construction work commenced in May 2003. The total development cost, excluding $14.0 million for mining equipment not needed until the end of 2004, is estimated to be $25.5 million. This includes a $1.0 million contingency, $2.5 million of sunk costs to acquire two ball mills and to commence detailed design and engineering work, and a lump sum, turnkey contract to construct the processing facilities. Construction is expected to be completed in early 2004, with gold production anticipated in the first quarter of 2004.

An environmental impact assessment is in process and is expected to be completed in the third quarter of 2003. However, we do not expect that this will identify any major issues, as the Wassa site was previously permitted and mined from 1998 to 2001. No significant issues were identified in this area during the public hearing held in May 2003. There can be no assurance that we will obtain the necessary permits or that production will commence as we anticipate.

Wassa Royalty and Debt Buyout

We acquired the Wassa gold project in September 2002, from a banking syndicate led by Standard Bank London Limited (“Standard”). On July 24, 2003, we reached agreement to buy back the following commitments which were part of the original purchase consideration:

(i)	a loan facility with a current balance of $1.9 million, repayable over five years at an interest rate of LIBOR plus 2.5%;

(ii)	a royalty of $7 to $15 per ounce, based on gold prices ranging from $280 to $350 per ounce, on all future production from the Wassa gold project;

(iii)	a second royalty of $8 per ounce, with a cap of $5.5 million; and

(iv)	security against the Wassa assets.

Under the agreement, which is subject to typical approvals and conditions, including definitive documentation, we will pay Standard $11.5 million to buy back the debt and the royalties and to release its security interests in Wassa assets.

Equity Offering

On July 24, 2003, we entered into an agreement with a group of underwriters for the purchase by the underwriters of 8.2 million common shares on a firm commitment basis at a price of Cdn$3.90 per share ($2.97) for total proceeds of Cdn$32 million (approximately $23 million). We also granted to the underwriters an over-allotment option to purchase up to an additional 1,230,000 common shares. Proceeds of the offering will be used to make the payment to Standard for the Wassa royalty and debt buyback as described above, for exploration and development activities in Ghana and for general corporate purposes. Closing is expected to occur on August 14, 2003.

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

Foreign Currency Exchange Rate Risk

The price of gold is denominated in United States dollars and the majority of our revenues and expenses are denominated in United States dollars. As a result of the limited exposure, we believe that we are not exposed to a material risk as a result of any changes in foreign currency exchange rates, so we currently do not utilize market risk sensitive instruments to manage our exposure. As a result of recent declines in the value of the U.S. dollar versus other major currencies, we have experienced increases in the cost of capital items procured for the Wassa project, especially those items procured from South Africa where the Rand has been strengthening.

Commodity Price Risk

We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold bullion is our primary product and, as a result, changes in the price of gold could significantly affect results of operations and cash flows. According to current estimates for 2003, a $25 change in the price of gold could result in a $3.3 million effect on our results of operations and cash flows during the year. In late 2002 we entered into put agreements which locked in a floor price of $280 for 96,000 ounces of production (8,000 ounces per month) during 2003. The cost of the puts was equivalent to $2.00 per ounce of gold for a total cost of $192,000. Half of the puts expired unexercised by June 30, 2003. Other than puts, we have no other program to hedge, or otherwise manage our exposure to commodity price risk. We may in the future more actively manage our exposure through hedging programs.

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

Part II — Other Information

ITEM 1. LEGAL PROCEEDINGS

We have been named as one of 14 defendants in a class action lawsuit filed in the High Court of the Supreme Court of Judicature of Guyana on May 19, 2003, related to the August 1995 accidental release of cyanide-bearing waste into a stream near the Omai gold mine, in which we then owned a 30% interest. Other defendants include Cambior Inc., who co-owned and operated the mine in 1995 and to whom we subsequently sold the mine in 2002. The plaintiffs claim to represent residents near the stream and its tributaries. The plaintiffs claim various environmental and other damages and have asked for substantial damages, in excess of $1.0 billion, from all defendants, jointly and severally, among other remedies.

We have not been served with process in this litigation. In connection with the sale of our interest in the Omai mine to Cambior, Cambior indemnified us from any claims related to the mine. While we believe that it is without merit, we cannot reasonably predict the outcome of this litigation.

We are also engaged in routine litigation incidental to our business. We are not aware of any material events of noncompliance with environmental laws and regulations. The exact nature of environmental control problems, if any, which we may encounter in the future, cannot be predicted, primarily because of the changing character of environmental regulations that may be enacted in foreign jurisdictions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual General Meeting of Shareholders was held on May 29, 2003. At the meeting, the following directors were elected until 2004.

	Number of Common Shares
	Voted

Director	Affirmative	Withheld

James E. Askew	62,945,115	75,235
Peter J. Bradford	62,945,115	75,235
David K. Fagin	62,945,115	75,235
Ian MacGregor	62,945,115	75,235
Robert R. Stone	62,945,115	75,235

The shareholders also appointed PricewaterhouseCoopers LLP as our auditor until the next annual general meeting with an affirmative vote of 62,893,031 Common Shares and 59,819 Common Shares withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

     (b)  Reports on Form 8-K filed during the quarter ended June 30, 2003.

A report on Form 8-K was filed with the Securities and Exchange Commission on May 6, 2003 pursuant to Item 7 and Item 12 to announce financial results for the first quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD.

	By:	/s/ Peter J. Bradford Peter J. Bradford President and Chief Executive Officer

	By:	/s/ Allan J. Marter Allan J. Marter Senior Vice President and Chief Financial Officer

August 1, 2003

Exhibits

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)