Form 10-Q
period 2003-09-30
GOLDEN STAR RESOURCES LTD
filed 2003-10-31
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of Common Shares outstanding as of October 29, 2003: 121,821,343

Part I — Financial Information
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
Part II — Other Information
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND THE USE OF PROCEEDS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index
EX-10.1 Employment Contract - Bruce Higson-Smith
EX-10.2 Employment Contract - Allan J. Marter
EX-31.1 Certificate of Principal Executive Officer
EX-31.2 Certificate of Principal Financial Officer
EX-32.1 Certificate of Principal Executive Officer
EX-32.2 Certificate of Principal Financial Officer

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this report are expressed in United States dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$”.

Financial information is presented in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). Differences between accounting principles generally accepted in the United States (“US GAAP”) and those applied in Canada, as applicable to Golden Star, are explained in Note 19 to the consolidated financial statements.

References to “we”, “our”, and “us” mean Golden Star Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “plans,” “forecasts,” “budgets,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this Form 10-Q. These statements include comments regarding: the establishment and estimates of mineral reserves and resources, production, production commencement dates, productions costs, grade, processing capacity, potential mine life, feasibility studies, construction and development costs, expenditures, exploration, the closing of certain transactions including acquisitions and offerings, our expansion plans for Bogoso/Prestea, including relocation of the Obotan processing facility, and the construction and development of Wassa.

The following, in addition to the factors described in “Risk Factors” discussed in our Form 10-K for the fiscal year ended December 31, 2002, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	timing of and unexpected events during construction, expansion, start-up and operations of projects;

•	unexpected changes in business, legal, regulatory and economic conditions;

•	variations in ore grade, gold recoveries, tonnes mined, crushed or milled;

•	delay or failure to receive board or government approvals;

•	timing and availability of external financing on acceptable terms;

•	technical, permitting, mining and processing issues

•	fluctuations in gold prices and costs.

Part I — Financial Information

ITEM 1. FINANCIAL STATEMENTS

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of United States dollars except share amounts)
(Unaudited)

	As at September 30,	As at December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and short-term investments	$57,323	$20,016
Marketable securities (Note 16)	—	906
Accounts receivable	718	1,977
Inventories (Note 3)	11,694	8,421
Due from sale of property (Note 17)	1,000	1,000
Other current assets	688	523

Total Current Assets	71,423	32,843

RESTRICTED CASH (Note 11)	3,344	3,365
INVESTMENTS	700	—
ACQUISITION, DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 5)	11,801	4,743
DUE FROM SALE OF PROPERTY (Note 17)	1,000	2,000
MINE CONSTRUCTION-IN-PROGRESS (Note 8)	17,932	4,543
PROPERTY, PLANT & EQUIPMENT (Note 9)	14,577	8,490
MINING PROPERTIES (Note 10)	30,579	17,580
OTHER ASSETS	652	571

Total Assets	$152,008	$74,135

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,910	$4,109
Accrued liabilities	5,736	3,208
Current debt (Note 4)	609	3,563

Total Current Liabilities	8,255	10,880

LONG TERM DEBT (Note 4)	1,428	1,727
ASSET RETIREMENT OBLIGATIONS (Notes 11 & 12)	7,498	7,246

Total Liabilities	17,181	19,853

MINORITY INTEREST	6,616	4,898
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 6)
First Preferred Shares, without par value, unlimited shares authorized. No shares issued	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 121,223,393 at September 30, 2003; 87,400,702 at December 31, 2002	264,696	201,039
DEFICIT	(136,485)	(151,655)

Total Shareholders’ Equity	128,211	49,384

Total Liabilities and Shareholders’ Equity	$152,008	$74,135

The accompanying notes are an integral part of these consolidated finacial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Stated in thousands of United States dollars except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUE
Gold sales	$18,558	$8,143	$46,083	$26,818
Interest and other	243	207	552	563

	18,801	8,350	46,635	27,381

EXPENSES
Mining operations	9,237	6,037	25,330	18,248
Depreciation, depletion and amortization (Notes 9 and 10)	1,281	511	3,334	1,767
Accretion of asset retirement obligations (Note 12)	229	—	428	—
Exploration expense	167	40	400	141
General and administrative expense	1,151	865	3,450	2,845
Interest expense	8	11	35	254
Foreign exchange gain	(281)	(107)	(842)	(196)

	11,792	7,357	32,135	23,059

INCOME BEFORE THE UNDERNOTED	7,009	993	14,500	4,322
Gain on sale of marketable securities (Note 16)	—	—	1,905	—
Omai preferred share redemption premium	—	—	—	169

Income before minority interest	7,009	993	16,405	4,491
Minority interest	(769)	(159)	(1,718)	(646)

Net Income Before Tax	6,240	834	14,687	3,845
Income Tax (Note 18)	—	—	—	—

NET INCOME	6,240	834	14,687	3,845

DEFICIT, BEGINNING OF PERIOD	(142,725)	(153,500)	(151,655)	(156,511)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD (Note 12)	—	—	483	—

ADJUSTED DEFICIT, BEGINNING OF PERIOD	(142,725)	(153,500)	(151,172)	(156,511)

DEFICIT, END OF PERIOD	$(136,485)	$(152,666)	$(136,485)	$(152,666)

NET INCOME PER COMMON SHARE — BASIC (Note 14)	$0.054	$0.010	$0.138	$0.055
NET INCOME PER COMMON SHARE — DILUTED (Note 14)	$0.051	$0.010	$0.130	$0.052
WEIGHTED AVERAGE SHARES OUTSTANDING (millions)	114.6	83.4	106.5	70.3

The accompanying notes are an integral part of these consolidated finacial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of United States dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

OPERATING ACTIVITIES:
Net income	$6,240	$834	$14,687	$3,845

Reconciliation of net income to net cash provided by/(used in) operating activities:
Depreciation, depletion and amortization	1,281	511	3,334	1,767
Convertible debenture accretion	—	—	—	46
Premium on Omai preferred share redemption	—	—	—	(169)
Reclamation expenditures	(256)	(91)	(646)	(377)
Asset retirement obligation	414	—	1,327	—
Non-cash employee compensation	—	—	118	77
Minority interest	769	159	1,718	646

	8,448	1,413	20,538	5,835
Changes in current assets and liabilities:
Accounts receivable	(61)	(108)	1,259	(286)
Inventories	(1,624)	(708)	(3,273)	(921)
Accounts payable and accrued liabilities	803	916	(802)	(1,207)
Sale of marketable securities	—	—	906	—
Other	(194)	59	(165)	7

Net cash provided by operating activities	7,372	1,572	18,463	3,428

INVESTING ACTIVITIES:
Expenditures on exploration properties (Note 5)	(3,961)	(14)	(7,058)	(60)
Expenditures on mining properties	(6,193)	(1,445)	(15,577)	(6,666)
Expenditures on property, plant and equipment	(4,246)	(1,503)	(6,788)	(2,119)
Expenditures on mine construction in progress	(3,881)	(1,542)	(13,389)	(1,542)
Omai preferred share redemption	—	—	—	310
Sale of property (Note 17)	—	—	1,000	5,000
Change in non-cash working capital	(1,800)	—	1,129	—
Other	(628)	(431)	(759)	(289)

Net cash used in investing activities	(20,709)	(4,935)	(41,442)	(5,366)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 6)	29,743	17,867	63,539	25,200
Debt repayment (Note 4)	(309)	(3,667)	(3,313)	(6,354)
Increase in debt	20	2,384	60	2,384
Other		(65)	—	(44)
Net cash provided by financing activities	29,454	16,519	60,286	21,186

Increase in cash and short-term investments	16,117	13,156	37,307	19,248
Cash and short-term investments, beginning of period	41,206	6,601	20,016	509

Cash and short-term investments, end of period	$57,323	$19,757	$57,323	$19,757

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in thousands of United States Dollars unless noted otherwise)
(Unaudited)

These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our annual report on Form 10-K for the year ended December 31, 2002, on file with the Securities and Exchange Commission and with the Canadian securities commissions (referred to as the “2002 Form 10-K”). Financial information is presented in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”).

The unaudited consolidated financial statements for the three months and nine months ended September 30, 2003 and September 30, 2002 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations, and cash flows, on a basis consistent with that of our prior audited consolidated financial statements, except for the change in accounting policy described in Note 12 with respect to accounting for asset retirement obligations.

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

BGL owns 100% of the Bogoso property (“Bogoso”), 100% of the Prestea property (“Prestea”), and at September 30, 2003, approximately 70% of the Prestea underground property (“Prestea Underground”). Bogoso and Prestea are adjoining properties and now function as a single operation referred to as “Bogoso/Prestea”.

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

WGL owns 100% of the Wassa property (“Wassa”) and associated mining rights, located approximately 35 kilometers east of Bogoso/Prestea. A feasibility study to determine the economic viability of this property was completed in July 2003, and we are now constructing a carbon-in-leach mill at Wassa to redevelop the mine with initial gold production anticipated in the first quarter of 2004.

We hold gold exploration properties in Ghana, Suriname, and French Guiana. The French Guiana properties are mainly held through our 73%-owned subsidiary, Guyanor Ressources S.A. (“Guyanor”).

2. Supplemental Cash Flow Information

The following is a summary of non-cash transactions:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Equity component of convertible debentures	$—	$(159)	$—	$(545)
Shares issued upon conversion of convertible debentures	—	740	—	2,903
Conversion of convertible debentures	—	(581)	—	(2,358)
Shares issued for Prestea related acquisition costs	—	—	—	400
Acquisition costs paid for with shares	—	—	—	(400)
Receivable from sale of property	—	—	—	(3,000)
Acquisition, deferred exploration and development (Note 5)	—	—	—	3,000
Wassa Acquisition
Rehabilitation liability	—	2,304	—	2,304
Fixed assets	—	(4,122)	—	(4,122)
Assumption of bank debt	—	1,818	—	1,818
Prestea Underground joint venture payment accrual	—	278	—	278
Preatea Underground joint venture mining properties	—	(278)	—	(278)
Other cash flow information:
Cash paid for interest	$8	$79	$44	$269

3. Inventories

	As at	As at
	September 30,	December 31,
	2003	2002

Stockpiled ore	$3,432	$2,039
In-process	1,858	965
Materials and supplies	6,404	5,417

Total Inventories	$11,694	$8,421

4. Current and Long Term Debt

	As at	As at
	September 30,	December 31,
Current Debt	2003	2002

Overdraft facility at BGL (a)	$—	$914
Bank loan at BGL (b)	135	534
Accrual of liability to sellers of BGL (c)	—	2,000
Current portion of bank loan at Wassa (d)	474	115

Total Current Debt	$609	$3,563

Long Term Debt Bank loan Wassa (d)	$1,428	$1,727

Total Long Term Debt	$1,428	$1,727

(a) Overdraft Facility at BGL — Revolving $1.0 million overdraft facility at BGL from Barclays Bank (Ghana) Limited.

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

(d) Bank Loan — Wassa — A term loan provided by the Wassa sellers. Repayment was scheduled to begin on December 13, 2003 with installments following every three months thereafter, with the final payment to be on September 13, 2007. The interest rate was LIBOR plus 2.5% until gold production begins at Wassa and LIBOR plus 2.0% after gold production begins. Interest from September 13, 2002 until repayment begins is accrued into the loan. See Note 15 Subsequent Events regarding our repayment of this debt.

5. Acquisition, Deferred Exploration and Development Costs

The acquisition and deferred expenditures for our exploration projects for the nine months ended September 30, 2003 were as follows:

	Acquisition,			Acquisition,
	Deferred	Capitalized		Deferred
	Exploration &	Exploration		Exploration &
	Development Costs	Expenditures	Acquisitions	Development Costs
	as at 12/31/02	2003	2003	as at 9/30/03

FRENCH GUIANA
Yaou	$33	$—	$—	$33
Dorlin	33	—	—	33
SURINAME
Saramacca	—	182	—	182
AFRICA:
Obuom	269	9	—	278
Bogoso Gold Limited
Bogoso Sulfide Project	3,621	36	2,190	5,847
Akropong Trend Projects	642	132	—	774
Beta Boundary	—	512	—	512
Other Bogoso Projects	145	563	—	708
Birim	—	54	3,380	3,434

TOTAL	$4,743	$1,488	$5,570	$11,801

Birim Gold Property Transaction

In August 2003, we acquired from Birim Goldfields Inc. (“Birim”) their rights to (i) the balance of the Asikuma prospecting license not occupied by the Mampon gold property (“Mampon”) (see note 10 below); (ii) the Mansiso prospecting license in Ghana; and (iii) receive the Mampon royalty obligation owed to Birim on Mampon. We paid Birim $3.4 million for the two properties and royalty right. In addition, we have agreed to pay to Birim a net smelter return royalty on future gold production from the two prospecting licenses, excluding any royalty on the first 200,000 ounces produced from Mampon. The royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices of or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

Bogoso Sulfide Project

Per terms of the 1999 Bogoso purchase agreement we were required to pay the Bogoso sellers an amount equal to $5.0 million plus subsequent increases for inflation if we were to ever initiate sulfide mining at Bogoso. The payment date was the first anniversary of the commencement of treatment of sulfide ore at the Bogoso Mine, which we presently expect by no earlier than 2007. The Bogoso sellers agreed to accept an immediate payment of $2.0 million plus expenses to satisfy this obligation and this payment was made in February 2003.

6. Share Capital

Changes in share capital during the nine months ended September 30, 2003:

	Shares	Amount

As at December 31, 2002	87,400,702	$201,039

Common Shares issued:
Equity offering February 2003	17,000,000	31,150
Equity offering August 2003	9,430,000	24,659
Option exercises	1,096,474	1,220
Warrant exercises	6,239,017	6,510
Employee stock bonus plan	57,200	118

Total issued in the nine months	33,822,691	63,657

As at September 30, 2003	121,223,393	$264,696

7. Operations by Geographic Area

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location:

	Three months ended September 30, 2003			Nine months ended September 30, 2003

		Net	Identifiable		Net	Identifiable
	Revenues	Income/(Loss)	Assets	Revenues	Income/(Loss)	Assets

South America	$17	$83	$350	$39	$(370)	$350
Africa	18,594	6,931	111,352	46,176	15,255	111,352
N. America — Corporate	190	(774)	40,306	420	(198)	40,306

Total	$18,801	$6,240	$152,008	$46,635	$14,687	$152,008

	Three months ended September 30, 2002			Nine months ended September 30, 2002

		Net	Identifiable		Net	Identifiable
	Revenues	Income/(Loss)	Assets	Revenues	Income/(Loss)	Assets

South America	$100	$(219)	$351	$396	$(895)	$351
Africa	8,185	1,584	43,001	26,905	6,226	43,001
N. America — Corporate	65	(531)	22,218	80	(1,486)	22,218

Total	$8,350	$834	$65,570	$27,381	$3,845	$65,570

8. Mine Construction in Progress

Represents costs incurred at the Wassa project following initial acquisition. The balance includes feasibility study costs, equipment purchases and construction costs, including payments to the contractor.

9. Property, Plant and Equipment

	As of September 30, 2003			As of December 31, 2002

	Property,		Property, Plant	Property,		Property, Plant
	Plant and		and Equipment	Plant and		and Equipment
	Equipment At	Accumulated	Net Book	Equipment At	Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Bogoso/Prestea	$12,680	$3,868	$8,812	$5,829	$3,180	$2,649
Prestea Underground	238	—	238	325	—	325
Guyanor	1,990	1,949	41	1,981	1,940	41
Wassa	5,460	—	5,460	5,460	—	5,460
Corporate & other	747	721	26	732	717	15

Total	$21,115	$6,538	$14,577	$14,327	$5,837	$8,490

In July 2003, we acquired from Resolute Mining Limited (“Resolute”) a used, 4,500 tonne per day, conventional carbon-in-leach (“CIL”) mill facility, associated stores inventory, and a six-megawatt powerhouse, paying $4.3 million in cash as consideration. This facility is currently located at Resolute’s Obotan mine in Ghana.

10. Mining Properties

	As of September 30, 2003			As of December 31, 2002

	Mine		Mine	Mine		Mine
	Property at	Accumulated	Property, Net	Property at	Accumulated	Property, Net
	Cost	Amortization	Book Value	Cost	Amortization	Book Value

Bogoso/Prestea	$28,504	$15,475	$13,029	$24,798	$12,842	$11,956
Prestea Underground	7,405	—	7,405	5,525	—	5,525
Wassa	182	—	182	99	—	99
Mampon	9,963	—	9,963	—	—	—

Total	$46,054	$15,475	$30,579	$30,422	$12,842	$17,580

Mampon Gold Property Transaction

In June 2003, we acquired from Ashanti Goldfields Company Limited (“Ashanti”) their rights to Mampon, paying $9.5 million of cash. Mampon is located on the Asikuma prospecting license in Ghana which is owned by Birim and is contiguous to the northern boundary of Bogoso/Prestea.

Ashanti acquired the rights to Mampon from Birim in 1999 and subsequently, following an exploration drilling program and feasibility study Probable Mineral Reserves of approximately 234,000 ounces have been determined by BGL. In addition to the $9.5 million purchase price, we agreed to assume Ashanti’s responsibility to pay a royalty to Birim for any future production from Mampon. In a separate transaction in August 2003, we purchased from Birim its right to collect the Mampon royalty, effectively canceling the Mampon royalty (see Note 5).

11. Commitments and Contingencies

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

Asset retirement obligations, which include environmental rehabilitation liabilities for reclamation and for closure costs, were $5.0 million at Bogoso/Prestea at September 30, 2003, up from $4.9 million at December 31, 2002. Asset retirement obligations at Wassa totaled $2.5 million at September 30, 2003, up from $2.3 million at the end of 2002.

Restricted Cash (for the Environmental Rehabilitation Liability)

Upon the closing of the acquisition of BGL in 1999, we were required, according to the acquisition agreement with the sellers, to restrict $6.0 million in cash. These funds are to be used for the ongoing and final reclamation and closure costs at Bogoso. The withdrawal of these funds must be agreed to by the sellers of BGL, who are ultimately responsible for the reclamation in the event of our non-performance.

There were no draw-downs of restricted reclamation cash during the first nine months of 2003. We are currently seeking to obtain an amendment to the agreement that would remove the restriction and in its place establish a reclamation bond designed to meet Government of Ghana reclamation bonding requirements. The progress of the proposed amendment is subject to completion of an environmental survey, currently in progress, and agreement with the sellers of BGL. At September 30, 2003, approximately $3.3 million of restricted cash was held as a cash provision against future reclamation commitments at Bogoso.

Royalties

(a)	Wassa: As part of the consideration paid for the Wassa assets, a gold production royalty (“First Royalty”) was to be paid to the sellers on future production from the Wassa property. The First Royalty was set at $7.00 per ounce of gold produced and increases by $1.00 per ounce for each $10.00 increase in the price of gold above $280 per ounce up to a maximum royalty of $15.00 per ounce at gold prices of $350 per ounce and above. This royalty was capped at $38 million over the life of the mine. We also agreed to pay the sellers a second production royalty of $8.00 per ounce capped at $5.5 million. This royalty was in addition to the First Royalty described above. See Note 15 Subsequent Events for additional information regarding the October 2003 buy out of these royalties.

(b)	Bogoso/Prestea: A gold production royalty was included as a component of total consideration paid for Prestea in October 2001. The royalty is payable on the first 1.0 million ounces of gold produced from Bogoso/Prestea following our purchase of Prestea in October 2001. The amount of the royalty varies, according to a gold price formula, from a minimum of $6.00 per ounce at gold prices less than $260 per ounce to a maximum of $16.80 per ounce at gold prices at or above $340 per ounce. In October 2003 agreement was reached to repurchase this agreement. See Note 15 Subsequent Events for information regarding the anticipated buy back of this royalty.

(c)	Birim Properties: In August 2003, as part of the transaction described in Note 5 above, we acquired from Birim a net smelter return royalty on future gold production from the two prospecting licenses, excluding any royalty on the first 200,000 ounces produced from Mampon. The royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices of or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

(d)	Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay a royalty of not less than 3% and not more than 12% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% royalty on gold production from Bogoso/Prestea and expect to pay a royalty at a similar rate on Wassa production once it begins.

(e)	Royalties receivable: We have potential royalties receivable related to the sale of our interests in the Gross Rosebel property in Suriname and the St. Elie property in French Guiana. Both potential royalties are contingent on future production from these properties. The Gross Rosebel mine is currently under development and its owner has announced that gold production is scheduled to begin in early 2004 with approximately 269,000 ounces of production expected in its first year of operation. Once gold production begins we expect to receive quarterly royalty payments equal to 10% of the excess of the average quarterly market price above a gold price hurdle on the first 7 million ounces of gold production from Gross Rosebel. For soft and transitional rock the gold price hurdle is $300 per ounce and for hard rock the gold price hurdle is $350 per ounce.

Wassa Construction Contract

We entered into a contract with Metallurgical Design and Management (Pty) Ltd. (“MDM”), a South African company, in July 2003, for the construction of the CIL mill facility and other associated processing facilities at Wassa. Payments to MDM in the third quarter of 2003 totaled $6.2 million. The total contract amount is set at $14.3 million.

12. Change in Accounting Method

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

The changes in the carrying amount of our AROs for the nine months ended September 30, 2003 are:

Nine months ended
Asset Retirement Obligations	September 30, 2003

Balance at beginning of the year as adjusted by the adoption of CICA 3110	$6,816
Accretion expense	428
Reclamation work performed	(646)
New AROs incurred during the period	900

Balance at September 30, 2003	$7,498

Prior periods have not been restated in the financial statements due to the immaterial amounts of the adjustments. We also adopted Statement of Financial Accounting Standard SFAS 143, “Accounting for Asset Retirement Obligations” for US GAAP reporting purposes, at the beginning of 2003. The provisions of SFAS 143 are very similar to the provisions of CICA 3110.

13. Stock Based Compensation

     Periodically we grant to eligible employees and directors options to acquire common shares. The fair value of the common share options is determined by the Black-Scholes method. Option grants during the first nine months of 2003 were as follows:

Date	Number of	Strike Price	Fair Value per	Total Fair Value	Option
Granted	Options	($Cdn)	option ($Cdn)	(millions $Cdn)	Life

1/31/03	1,133,600	3.14	2.08	2,358	10 years
3/2/03	225,000	2.39	1.58	356	10 years
7/30/03	556,000	4.00	1.46	812	10 years
9/18/03	225,000	5.25	2.15	484	10 years

The total fair value of all options granted during the first nine months of 2003, as valued using the Black-Scholes method, was approximately Cdn$4.0 million. Vesting typically occurs equally over three or four years, although we have discretion to change the vesting parameters as deemed appropriate. Individual grants of less than 10,000 options and grants to outside directors typically vest immediately.

We do not recognize compensation costs for stock options granted to employees and directors. Had compensation costs been recognized, our net income and earnings per share would have been reduced to the pro forma amounts shown below:

		Three months ended September 30,		Nine months ended September 30,

		2003	2002	2003	2002

Net income as reported		$6,240	$834	$14,687	$3,845
Option expense recognized for the period		449	55	1,479	513

Net Income — Pro forma		$5,791	$779	$13,208	$3,332

Basic earnings per share	As reported	$0.054	$0.010	$0.138	$0.055
	Pro forma	$0.051	$0.009	$0.124	$0.047

Diluted earnings per share	As reported	$0.051	$0.010	$0.130	$0.052
	Pro forma	$0.047	$0.009	$0.117	$0.045

The fair value of options granted during the three and nine months ended September 30, 2003 was estimated at the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Expected volatility	40%	102%	40% - 99%	81.9% - 102%
Risk-free interest rate	3.84%	3.68%	3.84 - 4.59%	3.68% - 4.47%
Expected lives	4 to 5 years	5 years	4 to 5 years	5 years
Dividend yield	0%	0%	0%	0%

A stock bonus was paid to qualified employees in the first quarter of 2003 totaling 57,200 shares. Compensation expense at $2.06 per share, the market price on the date of grant, was recorded for these shares at the grant date.

14. Earnings per Common Share

The following table provides reconciliation between basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net Earnings	$6,240	$834	$14,687	$3,845
Shares (millions)
Weighted average number of common shares	114.6	83.4	106.5	70.3
Dilutive Securities:
Options	3.1	1.4	2.3	1.6
Warrants	5.7	2.3	3.8	2.6

Weighted average number of dilutive common shares	123.4	87.1	112.6	74.5

Basic Earnings Per Share	$0.054	$0.010	$0.138	$0.055
Diluted Earnings Per Share	$0.051	$0.010	$0.130	$0.052

Earnings per share on a US GAAP basis are found in Note 19 below.

15. Subsequent Events

Wassa Royalty and Debt Buy Out

We acquired the Wassa gold project in September 2002, from a banking syndicate led by Standard Bank London Limited (“Standard”). In October 2003, we bought for $11.5 million the following commitments which were related to the original Wassa purchase:

(i)	a loan facility with a current balance of $1.9 million, repayable over five years at an interest rate of LIBOR plus 2.5%;

(ii)	a royalty of $7 to $15 per ounce, based on gold prices ranging from $280 to $350 per ounce, on all future production from the Wassa gold project;

(iii)	a second royalty of $8 per ounce, with total payments capped at $5.5 million; and

(iv)	security against the Wassa assets.

Acquisition of Barnex Royalty

On October 21, 2003 we announced that we had entered into an agreement with Barnato Exploration Limited (“Barnex”) to buy back the royalty payable to Barnex on future Bogoso/Prestea production after June 30, 2003. As consideration we are obligated to deliver to Barnex

2.75 million common shares of Golden Star, which equates to a purchase price of approximately $12.0 million based on an average of Golden Star’s closing prices of October 19 to 21, 2003 of $4.38. The transaction is expected to close on or before October 31, 2003.

16. Marketable Securities

All of our marketable securities were sold in June 2003 for $2.8 million, yielding a realized gain of $1.9 million.

17. Guiana Shield Transaction

In late 2001 we sold our Gross Rosebel exploration property in South America to Cambior Inc. (“Cambior”). In addition to a $5.0 million payment received at closing in 2002, terms of the sale agreement provided that Cambior would make three deferred payments of $1.0 million each. The first of these payments was received during the first quarter of 2003. The second remaining payment is expected in the first quarter of 2004, when Cambior has stated it expects to commence production at Gross Rosebel, and the third and final payment is expected in the first quarter of 2005.

18. Income Tax

Through September 30, 2003 BGL generated approximately $16.3 million of pre-tax net income. BGL has tax loss carry-forwards not previously recognized in amounts sufficient to fully offset income taxes on the pre-tax net income. Accordingly, no tax provision has been recorded in the period ended September 30, 2003.

19. Generally Accepted Accounting Principles in Canada and the United States

The following Golden Star consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

(a) Balance Sheets under US GAAP

	As at September	As at December
	30, 2003	31, 2002

Cash and short term investments	$57,323	$20,016
Accounts receivable	718	1,977
Inventories	11,694	8,421
Due from sale of property	1,000	1,000
Marketable securities (1)	—	1,454
Other current assets	688	523

Total current assets	71,423	33,391

Restricted cash	3,344	3,365
Investments (2)	—	—
Acquisition, deferred exploration and development costs (2)	—	—
Due from sale of property	1,000	2,000
Mine construction in progress	16,203	610
Property, plant and equipment, net	14,577	8,491
Mining property (3)	21,404	14,216
Other assets	652	571

Total Assets	$128,603	$62,644

Current liabilities	$8,255	$10,880
Long term debt	1,428	1,727
Asset retirement obligations	7,498	7,246

Total Liabilities	17,181	19,853

Minority interest (2 and 3)	2,416	1,722

Share capital	261,726	198,070
Cumulative translation adjustments	1,595	1,595
Accumulated comprehensive income (1)	(279)	269
Deficit	(154,036)	(158,865)

Total Liabilities and Shareholders’ Equity	$128,603	$62,644

(b) Statements of Operations under US GAAP

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income under Cdn GAAP	$6,240	$834	$14,687	$3,845
Acquisition and deferred exploration expenditures expensed per US GAAP (2)	(4,662)	601	(7,758)	(138)
Capitalized mine property acquisition costs expensed for US GAAP (3)	(1,159)	—	(3,608)	8,066
Other	—	(105)	—	(7)

Net income under US GAAP before minority interest	419	1,330	3,321	11,766
Minority interest, as adjusted (2 and 3)	414	1	1,024	6

Net income under US GAAP before cumulative effect of change in accounting method	833	1,331	4,345	11,772
Cumulative effect of change in accounting method (4)	—	—	483	—

Net Income under US GAAP	833	1,331	4,828	11,772
Other comprehensive income — gain on marketable securities (1)	—	—	—	—

Comprehensive income	$833	$1,331	$4,828	$11,772

Basic net income per share under US GAAP before cumulative effect of change in accounting method	$0.007	$0.015	$0.041	$0.165
Cumulative effect of change in accounting method	—	—	0.004	—
Basic net income per share under US GAAP after cumulative effect of change in accounting method	$0.007	$0.015	$0.045	$0.165

Diluted net income per share under US GAAP before cumulative effect of change in accounting method	$0.006	$0.014	$0.039	$0.155
Cumulative effect of change in accounting method	—	—	0.004	—
Diluted net income per share under US GAAP after cumulative effect of change in accounting method	$0.006	$0.014	$0.043	$0.155

(c) Statements of Cash Flows under US GAAP

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Cash provided by (used in):
Operating Activities	$1,554	$2,197	$7,153	$3,624
Investing activities	(14,891)	(5,604)	(30,132)	(5,606)
Financing activities	29,454	16,563	60,286	21,230

Increase in cash and cash equivalents for the period	16,117	13,156	37,307	19,248
Cash and cash equivalent beginning of period	41,206	6,601	20,016	509

Cash and cash equivalents end of period	$57,323	$19,757	$57,323	$19,757

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

(4) Asset retirement obligations: Under US GAAP the cumulative effect of applying SFAS 143 “Accounting for Asset Retirement Obligations” in the first nine months of 2003 is included in net income for the period. In Cdn GAAP, under CICA 3110 “Asset Retirement Obligations”, the cumulative effect of the application of this new standard was recorded as an adjustment to beginning deficit account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 19 to the attached consolidated financial statements, as well as “Results of Operations” below.

In the discussion that follows we use the terms “total cash cost per ounce” and “cash operating cost per ounce”. Total cash cost per ounce is equal to mining operations expense as reported in the Statement of Operations for the period divided by the number of ounces of gold sold during the period. Cash operating cost per ounce is equivalent to total cash cost per ounce, less production royalties.

We have included cash operating cost per ounce and total cash cost per ounce information to provide investors with information about the cash generating capacities of our mining operations. We use this information for the same purpose and for monitoring the performance of our operations. This information differs from measures of performance determined in accordance with Cdn GAAP or US GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Cdn or US GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under Cdn GAAP or US GAAP, and may not be comparable to similarly titled measures of other companies.

INTRODUCTION

We produced and sold 129,269 ounces of gold from our Bogoso/Prestea operations in Ghana in the first nine months of 2003, generating $46.6 million of revenues and record earnings of $14.7 million. Improvements in ore grades, gold recovery rates and significantly higher gold prices versus the same period in 2002 were responsible for the record results.

In addition to the record earnings, several other significant milestones were reached during the first nine months of 2003:

•	In July we completed a feasibility study and established a reserve base at our Wassa mine, located 35 kilometers east of Bogoso/Prestea, and immediately initiated mill construction. We now expect gold production from this property by the first quarter of 2004.

•	We acquired two new exploration land packages extending north of Bogoso/Prestea along the Ashanti trend, which included 234,000 ounces of new reserves in the Mampon deposit.

•	A used 4,500 tonne per day carbon-in-leach mill facility was purchased in Ghana and we are now formulating plans to relocate the mill to the Prestea area to allow a significant expansion of gold production at Bogoso/Prestea.

•	Two equity offerings were undertaken in the first nine months which provided $55.8 million of funding.

•	An exploration drilling program was initiated in the Prestea Underground mine and we continued engineering and geologic studies of the economic potential of the property.

•	The exploration and corporate development groups actively pursued new growth opportunities that could potentially add new value to the Company.

Additional details of each of these transactions and milestones are included below.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net income during the third quarter of 2003 totaled $6.2 million or $0.054 per share on revenues of $18.8 million, versus net income of $0.8 million or $0.010 per share on revenues of $8.4 million in the third quarter of 2002. Higher gold production, higher gold prices and lower unit production costs were the major factors contributing to the earnings improvement. Third quarter gold revenues were based on sales of 50,871 ounces, an 84 percent improvement over the 27,681 ounces sold in the same period of 2002.

Realized gold prices averaged $363 per ounce for the quarter, a 15% increase from $315 per ounce realized in the third quarter of 2002.

The increases in general and administrative costs and exploration costs versus the prior year reflect an increased scope of activity in corporate affairs and general exploration. The increase in foreign exchange gains is mostly related to the effect of a weakening U.S. dollar and the associated impact on the value of cash deposits invested in Canadian dollar accounts.

	Three months ended September 30,		Nine months ended September 30

FINANCIAL RESULTS	2003	2002	2003	2002

Gold sold (ounces)	50,871	27,681	129,269	89,745
Average price realized ($ per ounce)	363	315	356	305
Revenues (in $ thousands)	18,801	8,350	46,635	27,381
Net income (in $ thousands)	6,240	834	14,687	3,845
Net income per share — basic	$0.054	$0.010	$0.138	$0.055

Bogoso/Prestea

During the third quarter of 2003, Bogoso/Prestea processed an average of 5,941 tonnes per day of a mixture of oxide and transition ores from the Plant-North ore body at an average grade of 3.70 grams per tonne. This compares to 6,240 tonnes per day at 2.18 grams per tonne in the third quarter of 2002 which was exclusively oxide ore. The lower mill through-put was related to increased amounts of transition ores versus the same period of 2002. Average recovery rose to 87.9%, up from 74.2% in the same quarter last year. The improved grade and better recoveries combined to yield a 111% increase in gold production versus the third quarter of 2002. Bogoso/Prestea sold 50,871 ounces of gold in the quarter, up from 27,681 ounces in the same period of 2002. Cash operating costs averaged $154 per ounce for the quarter, compared to $200 per ounce in the same period of 2002. Total cash costs averaged $182 per ounce, versus $222 in the third quarter of 2002.

	Three months ended September 30,		Nine months ended September 30,

BOGOSO/PRESTEA OPERATIONS	2003	2002	2003	2002

Ore mined (tonnes)	542,337	499,780	1,654,520	1,727,466
Waste mined (tonnes)	1,469,798	1,179,111	5,048,446	3,725,261
Tonnes milled	546,577	574,061	1,562,695	1,667,465
Average grade milled (g/t)	3.70	2.18	3.44	2.35
Mill recovery (%)	88	74	80	72
Cash operating cost per ounce ($)	154	200	168	182
Royalties per ounce ($)	28	22	28	21
Total cash cost per ounce ($)	182	222	196	203

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Net income during the first nine months of 2003 totaled $14.7 million or $0.138 per share on revenues of $46.6 million, versus net income of $3.8 million or $0.055 per share on revenues of $27.4 million in the same period of 2002. Higher gold prices, increased gold production, lower unit production costs and a $1.9 million gain on sale of marketable securities in the second quarter of 2003 were the major factors contributing to the earnings improvement. Realized gold prices averaged $356 per ounce for the period, a 17% increase from the $305 per ounce realized in the first nine months of 2002. Gold revenues for the nine months were based on sales of 129,269 ounces, a 44% increase from 89,745 ounces in the same period of 2002.

Higher depreciation, depletion and amortization costs for the nine months are related to higher gold production versus the same period of last year. General and administrative costs rose by $0.6 million from the same period in 2002 due to increases in travel, legal, investor relations and compensation expense, related to an expanded scope of corporate activities. The increase in foreign exchange gains is mostly related to the effect of a weakening U.S. dollar and the associated impact on the value of cash deposits invested in Canadian dollar accounts.

Bogoso/Prestea

During the first nine months of 2003, Bogoso/Prestea processed an average of 5,724 tonnes per day of Plant-North ore at an average grade of 3.44 grams per tonne. This compares to 6,145 tonnes per day at 2.35 grams per tonne in the same period of 2002. The lower mill through-put was related to increased amounts of transition ores versus the same period of 2002. Mechanical difficulties with a long lead-time component of the mill conveyor system during the second quarter and other mill maintenance projects also contributed to the reduced mill through-put. Recoveries rose to 79.8%, up from 72.2% in the same period last year. The improved grade and better recoveries combined to yield a 52% increase in gold production versus the same period of 2002. Bogoso/Prestea sold 129,269 ounces of gold in the first nine months of 2003, up from 89,745 ounces in the same period of 2002. Cash operating costs of $168 per ounce were 8% better than the $182 per ounce in the first nine months sold in 2002. Similarly, total cash costs fell from $203 per ounce to $196 per ounce as compared to the first nine months of 2002.

Wassa

In September 2002, we acquired the Wassa gold property located 35 kilometers east of our Bogoso/Prestea gold operations in Ghana and immediately began a feasibility study to evaluate the economic viability of the property as a conventional carbon-in-leach (“CIL”) gold operation. Upon completion of the feasibility study in July 2003, we awarded a lump sum, turnkey construction contract to Metallurgical Design and Management (Pty) Ltd. (“MDM”) of South Africa for a new 10,000-tonne per day CIL plant and associated facilities and immediately commenced construction. The total Wassa development cost, excluding $14 million for mining equipment not needed until the end of 2004, is estimated to be $25.5 million. This includes a $1.0 million contingency and $2.5 million of sunk costs to acquire two ball mills and to commence detailed design and engineering work.

During the third quarter of 2003 MDM finalized the civil and foundation work. Mill hardware and other equipment are currently in transit from South Africa and a contract has been entered into for the construction of the tailings dam. Meanwhile, the existing infrastructure continues to be renovated and exploration activities are ongoing in regions surrounding the pit areas, and at other locations on the Wassa property.

The Wassa start-up plan calls for milling of material from the previous owner’s heap leach pads during 2004. (Prior to Golden Star’s acquisition, Wassa was mined as an open pit, heap leach operation.) Early reprocessing of material stacked on the leach pads will free the leach pad area for use as a tailings containment area. Milling of the heap leach material is expected to yield about 75,000 ounces of gold during 2004 at an estimated cash operating cost of $211 per ounce. Late in 2004, when milling of the heap leach material has been completed, open pit mining is scheduled to commence. Once open pit mining begins, gold production is expected to average approximately 140,000 ounces per year, at an average cash operating cost of just under $200 per ounce.

The Wassa CIL plant has been designed to process 10,000 tonnes per day, or 3.5 million tonnes per year, of open-pit, hard rock material (blended approximately one-third weathered oxide and two-thirds fresh sulfide ore). During the first year of operation, when the heap leach material is being milled, the processing rate is expected to be approximately 4.0 million tonnes per year.

The following table summarizes the Wassa estimated probable mineral reserves, which has been prepared by qualified members of our staff. Probable reserves were estimated based on a $300 per ounce gold price.

Wassa Probable Mineral Reserves at May 31, 2003:

	Tonnes	Grade	Gold Content
Probable Reserves	(millions)	(g/t Au)	(ounces) (1)

Weathered (oxide)	3.4	1.15	125,000
Fresh (sulfide)	6.9	1.68	374,000
Heap Leach Pads	4.4	0.70	99,000

Total Probable Reserves (100%)	14.7	1.27	598,000

Golden Star’s 90% share			538,000

(1) Amounts are shown as contained metal in ore and do not reflect losses in the recovery process. Oxide and sulfide ores are expected to have average recoveries of 93% and 92%, respectively. Milling of heap leach materials is expected to yield recoveries of approximately 86%.

Non-Reserves

Indicated and Inferred mineral resources have been estimated based on a $325 per ounce gold price. Estimates of mineral resources have been prepared by qualified members of our staff.

     Cautionary Note to U.S. Investors Concerning Estimates of Indicated Mineral Resources

This section uses the term “indicated mineral resources”. We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. U.S. INVESTORS ARE CAUTIONED NOT TO ASSUME THAT ANY PART OR ALL OF THE MINERAL RESOURCES IN THIS CATEGORY WILL EVER BE CONVERTED INTO RESERVES.

Wassa Indicated Mineral Resources at May 31, 2003:

	Tonnes	Grade
Indicated Resources	(millions)	(g/t Au)

Weathered (oxide)	1.1	1.07
Fresh (sulfide)	4.6	1.38
Heap Leach Pads	0.8	1.00

Total Indicated Resources (100%)	6.5	1.28

Golden Star’s 90% share	5.9	1.28

     Cautionary Note to U.S. Investors Concerning Estimates of Inferred Mineral Resources

This section uses the term “inferred mineral resources”. We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of the inferred mineral resources will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or other economic studies. U.S. INVESTORS ARE CAUTIONED NOT TO ASSUME THAT PART OR ALL OF THE INFERRED MINERAL RESOURCES EXISTS, OR IS ECONOMICALLY OR LEGALLY MINEABLE.

Wassa Inferred Mineral Resources at May 31, 2003:

	Tonnes	Grade
Inferred Resources	(millions)	(g/t Au)

Weathered (oxide)	2.1	1.02
Fresh (sulfide)	23.3	1.15

Total Inferred Resources (100%)	25.4	1.14

Golden Star’s 90% share	22.9	1.14

An environmental impact assessment for the mine/milling site is in process with completion expected in the fourth quarter of 2003. However, we do not expect any major issues, as the Wassa site was previously permitted and mined from 1998 to 2001 and no significant issues were identified in this area during the public hearing held in May 2003. Permitting discussions for a new power line for the Wassa project, is also underway. We expect these discussions to be completed in the fourth quarter of 2003 and expect completion of power line construction in early 2004. In the meantime, to accommodate a first quarter 2004 start-up, we are relocating additional on-site electrical generating capacity at Wassa until the power line is completed. There can be no assurance that we will obtain the necessary permits or that production will commence as we anticipate.

In October 2003 we repurchased the royalty obligation owed by Wassa on future production to the Wassa sellers and also repaid debt due to the sellers. See Subsequent Events section below for additional details of this transaction.

Prestea Underground

During the third quarter we completed digitization of information related to the underground workings, old diamond drill records, survey pegs and channel chip samples. We continued geological compilation and mapping of underground workings and geological compilations at a scale of 1:1000 were completed for Levels 6, 8, 9 and 12, while compilations have been undertaken for Levels 17 and 27. Geological compilations for all major levels in the Central Shaft area is expected to be completed by the end of the fourth quarter. Extensive sampling of underground workings has resulted in creation of three-dimensional computer models of the underground workings and main zones of mineralization. For the first time in Prestea’s 100 year history, data from widely different sources and formats have now been standardized and grouped into a single computer database, making interpretation and inferences from modeling much easier. An underground drilling program initiated in late June 2003 continued during the third quarter. A total of 18 holes have been completed since the beginning of the program in June 2003. The drilling program is expected to provide a better understanding of the mineralization and structure of the Prestea Underground.

Spending at the Prestea Underground project totaled $2.5 million during the first nine months of 2003, including facility maintenance, engineering, geologic activities and equipment purchases. Support crews continue to maintain the underground and surface facilities in good working order and assist our underground drilling teams.

Guyanor

Guyanor’s properties remained on a care and maintenance basis during the first nine months of 2003. As such, there was no material exploration activity. Guyanor previously announced its intention to proceed with a rights offering, scheduled for completion by the end of 2003, to alleviate capital inadequacies as defined under French corporate law. We plan to participate in the rights offering by converting our inter-company receivable from Guyanor into Guyanor class B share equity. The inter-company receivable has accrued over the past several years, mostly in the form of exploration funds and general and administrative expenses advanced to Guyanor and interest expense on the inter-company debt. We are continuing to pursue restructuring alternatives at Guyanor. Such alternatives may include the rights offering, described above, sale of assets, joint ventures and/or mergers.

Acquisitions

Mampon Gold Property Transaction

In June 2003, we acquired from Ashanti Goldfields Company Limited (“Ashanti”) their rights to the Mampon gold property (“Mampon”), paying $9.5 million of cash. Mampon is located on the Asikuma prospecting license in Ghana which is owned by Birim Goldfields Inc. (“Birim”) and is contiguous to the northern boundary of Bogoso/Prestea.

Ashanti acquired the rights to Mampon from Birim in 1999 and subsequently, following an exploration drilling program and feasibility study Probable Mineral Reserves of approximately 234,000 ounces have been determined by BGL. In addition to the $9.5 million purchase price, we agreed to assume Ashanti’s responsibility to pay a royalty to Birim for any future production from Mampon. In a separate transaction in August 2003, we purchased from Birim its right to collect the Mampon royalty, effectively canceling the Mampon royalty (see Note 5).

Birim Transaction

In a separate transaction in August 2003, we acquired from Birim for $3.4 million their rights to (i) the balance of the Asikuma prospecting license not occupied by the Mampon gold property; (ii) the Mansiso prospecting license in Ghana; and (iii) receive the above-mentioned royalty obligation owed to Birim on Mampon. In addition, we have agreed to pay to Birim a net smelter return royalty on future gold production from the two prospecting licenses, excluding any royalty on the first 200,000 ounces produced from Mampon. The royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices of or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

These property acquisitions provide us with control of an additional 45 kilometers of the Ashanti trend, contiguous with the north end of our existing Bogoso/Prestea property, and add 0.24 million ounces of new gold reserves to the 2.2 million ounce reserve we reported at December 31, 2002 at Bogoso/Prestea.

Obotan Transaction and Possible Expansion of Bogoso Mill Capacity

Also in July 2003, we acquired from Resolute Mining Limited (“Resolute”) for $4.3 million, a used 4,500 tonne per day conventional CIL mill facility, associated stores inventory, and a six-megawatt powerhouse. This facility is currently located at Resolute’s Obotan mine in Ghana.

Subject to the results of technical studies designed to analyze the economic viability of an expansion of operations at Bogoso/Prestea, we intend to relocate the Obotan mill to a site south of Prestea to process the non-refractory ore now being processed in the Bogoso mill. This would allow the existing Bogoso mill to be converted, via the addition of a bio-oxidation (“BIOX”) circuit, to process refractory sulfide ore. Should this expansion go ahead, we expect the total cost, including the cost of the Obotan plant, its relocation and upgrade, the BIOX upgrade to the existing Bogoso processing plant, and the expansion of the mining fleet at Bogoso/Prestea required to feed the expanded mill complex, to be about $60 million.

The expansion work could commence as early as 2004. A technical study to verify capital cost estimates and project viability should be completed by the end of 2003. We plan to consider and implement external funding options for the expansion project in parallel with the technical study work.

Looking ahead

The main objectives for the remainder of 2003, are: (i) continued orderly and efficient mining of the Plant-North ore body at Prestea allowing an adequate flow of ores to the Bogoso mill; (ii) completion of the construction of the Wassa CIL mill facility with initial gold production expected in the first quarter of 2004; (iii) completion of the Bogoso/Prestea expansion technical study (iv)continued expansion of our land holdings on the southern end of the Ashanti trend; (v) a significant increase in exploration efforts along the Ashanti trend and other areas in Ghana during the remainder of 2003 and in 2004; (vi) continued evaluation of the underground potential of the Prestea Underground; and (vii) continued efforts to identify and acquire additional acquisition targets.

Mining of the Plant-North deposit commenced in late 2002, and is expected to provide mill feed through 2005 at grades in excess of those mined prior to 2003. While we expect mining and milling costs to be higher than in the past few years, the higher grades and better recoveries are expected to more than compensate and costs per ounce are expected to continue to be lower than what was experienced in recent years at Bogoso/Prestea. Longer hauls, higher stripping rates and the chemical nature of the Plant-North ores are the major factors responsible for the increases in total mining and processing costs. Richer ore grades of the Plant-North deposit were primarily responsible for the production increase of the third quarter and first nine months of 2003. We expect gold production to continue to exceed 2002 levels during the remainder of the year due to the better ore grades in the Plant-North pit. We expect total gold production during 2003 of approximately 160,000 ounces at an average cash operating cost of $175 per ounce.

As described in more detail above, we have purchased a used CIL mill in Ghana to be relocated to a site south of Prestea to expand gold production from Bogoso/Prestea. If the definitive technical studies, including environmental studies currently underway, confirm the economic viability of such a plan, the project is permitted and financing is obtained on acceptable terms, the project would also move forward in 2004 with a resultant increase in gold production starting in late 2004. As currently envisioned, the expansion project would convert the existing Bogoso mill to handle refractory ores, and the newly acquired mill facility would be devoted to non-refractory ores. A significant expansion in the mining equipment fleet would also be required to feed the expanded milling capacity.

With the Wassa first-quarter 2004 start-up and a late fourth quarter 2004 start-up of the expanded Bogoso/Prestea complex, subject to the factors described above, we would anticipate total 2004 production of approximately 250,000 ounces with approximately 175,000 ounces from Bogoso/Prestea and 75,000 ounces from Wassa. In 2005 with a full year of production at both mines and with the initiation of ore mining at Wassa, 2005 production could be in the range of 350,000 ounces, made up of approximately 210,000 ounces from Bogoso/Prestea and approximately 140,000 ounces from Wassa.

LIQUIDITY AND CAPITAL RESOURCES

Nine months Ended September 30, 2003

Equity offerings in February and August 2003 and profitable operations at Bogoso/Prestea during the first nine months of 2003 have contributed to a $37.3 million net increase in cash and cash equivalents since December 31, 2002. Cash flow from operations before working capital changes totaled $20.5 million during the first nine months of 2003, versus $5.8 million in the same period of 2002. Higher gold prices and higher gold production were responsible for the improvement in cash from operations. Sales of marketable securities in the second quarter of 2003 provided $2.8 million of cash.

Investing activities consumed $41.4 million of cash in the first nine months of 2003. Cash spent at Wassa on its feasibility study, property-holding costs and construction have totaled $11.6 million during the nine months of 2003 while development work and new fixed assets at Bogoso/Prestea consumed $10.5 million including $4.3 million for the Obotan mill purchase. We spent $7.1 million on deferred exploration projects, including $3.4 million on the Birim properties acquisitions, during the first nine months of 2003 and invested an additional $2.5 million in equipment, site maintenance, engineering and geologic analysis at the Prestea Underground. Spending to acquire and develop the Mampon property totaled $10.0 million. We invested $0.7 million in another mining company. The first of three $1.0 million deferred payments from the Gross Rosebel sale in 2001 was received during the nine months.

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

In July 2003, we completed an equity offering on a firm commitment basis of 9.43 million common shares, at a price of Cdn$3.90 per share ($2.79) for total gross proceeds of Cdn$36.8 million (approximately $26.6 million). The offering closed in August 2003 yielding net proceeds of Cdn$34.7 million ($24.7 million).

Stock option exercises provided $1.2 million of cash during the first nine months of 2003 and warrant exercises contributed an additional $6.5 million of cash. Liquidation of debt, including the $2.0 million due the sellers of BGL, consumed $3.3 million of cash leaving only $2.0 million of debt on the balance sheet at September 30, 2003. Shareholders’ equity stood at $128.2 million at September 30, 2003, up from $49.4 million nine months earlier at the end of December 2002. At September 30, 2003, working capital was $63.2 million, versus $22.0 million at the end of 2002.

Outlook

We expect that Bogoso/Prestea will continue to generate positive operating cash flows during the remainder of 2003, and will fund its own development plans through the fourth quarter. While we currently have adequate cash balances on hand to meet our operational needs, property acquisitions, development spending and capital investment plans at Wassa are expected to draw down cash balances by approximately $6 million during the remainder of 2003. If additional attractive acquisitions become available during the year, it is possible that more funds could be needed to facilitate our continued growth. Funding of approximately $60 million would be required in the remaining part of 2003 and in 2004 if a decision is made to proceed with the Bogoso/Prestea BIOX conversion and expansion utilizing the Obotan mill. Potential sources of funds for the expansion would most likely include cash generated by operations, debt, equity or some combination of the three, although there can be no assurance we would successfully obtain the amount of funds required.

SUBSEQUENT EVENTS

Wassa Royalty and Debt Buy Out

We acquired the Wassa gold project in September 2002, from a banking syndicate led by Standard Bank London Limited (“Standard”). In August 2003, we bought for $11.5 million the following commitments which were related to the original Wassa purchase:

(i)	a loan facility with a current balance of $1.9 million, repayable over five years at an interest rate of LIBOR plus 2.5%;

(ii)	a royalty of $7 to $15 per ounce, based on gold prices ranging from $280 to $350 per ounce, on all future production from the Wassa gold project;

(iii)	a second royalty of $8 per ounce, with total payments capped at $5.5 million; and

(iv)	security against the Wassa assets.

Acquisition of Barnex Royalty

On October 21, 2003 we announced that we had entered into an agreement with Barnato Exploration Limited (“Barnex”) to buy back the royalty payable to Barnex on future Bogoso/Prestea production after June 30, 2003. As consideration we are obligated to deliver to Barnex

2.75 million common shares of Golden Star, which equates to a purchase price of approximately $12.0 million based on an average of Golden Star’s closing prices of October 19 to 21, 2003 of $4.38. The transaction is expected to close on or before October 31, 2003.

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

Foreign Currency Exchange Rate Risk

The price of gold is denominated in United States dollars and the majority of our revenues and expenses are denominated in United States dollars. As a result of the limited exposure, we believe that we are not exposed to a material risk as a result of any changes in foreign currency exchange rates, so we currently do not utilize market risk sensitive instruments to manage our exposure. As a result of recent declines in the value of the U.S. dollar versus other major currencies, we have experienced increases in the cost of capital items procured for the Wassa project, especially those items procured from South Africa where the Rand has strengthened to date during 2003.

Commodity Price Risk

We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold bullion is our primary product and, as a result, changes in the price of gold could significantly affect results of operations and cash flows. According to current estimates for 2003, a $25 change in the price of gold could result in a $4 million effect on our results of operations and cash flows during the year. In late 2002 we entered into put agreements which locked in a floor price of $280 for 96,000 ounces of production (8,000 ounces per month) during 2003. The cost of the puts was equivalent to $2.00 per ounce of gold for a total cost of $192,000. Three fourths of the puts expired unexercised by September 30, 2003. Other than puts, we have no other program to hedge, or otherwise manage our exposure to commodity price risk. We may in the future more actively manage our exposure through hedging programs.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15-e) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Part II — Other Information

ITEM 1. LEGAL PROCEEDINGS

We have been named as one of 14 defendants in a class action lawsuit filed in the High Court of the Supreme Court of Judicature of Guyana on May 19, 2003, related to the August 1995 accidental release of cyanide-bearing waste into a stream near the Omai gold mine, in which we then owned a 30% interest. Other defendants include Cambior Inc., which co-owned and operated the mine in 1995 and to which we subsequently sold our interest in the mine in 2002. The plaintiffs claim to represent residents near the stream and its tributaries. The plaintiffs claim various environmental and other damages and have asked for substantial damages, in excess of $1.0 billion, from all defendants, jointly and severally, among other remedies. During the third quarter of 2003 Cambior filed a motion to dismiss the lawsuit. There has been no ruling on the motion.

We have not been served with process in this litigation. In connection with the sale of our interest in the Omai mine to Cambior in 2002, Cambior indemnified us from any claims related to the mine. While we believe that it is without merit, we cannot reasonably predict the outcome of this litigation.

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

ITEM 2. CHANGES IN SECURITIES AND THE USE OF PROCEEDS

Recent Sales of Unregistered Securities

The issuances of common shares discussed under this section were exempted from registration under Section 4(2) of the Securities Act or Rule 506 thereunder as indicated. All purchasers of the following securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends.

1.	In the first quarter 2003, 1,268,750 shares were issued upon exercise of warrants for total consideration to the Company of $888,125. The warrants exercised were originally issued in January 2002 with a $0.70 exercise price.

2.	In the first quarter 2003, 1,333,333 shares were issued upon exercise of warrants for total consideration to the Company of $933,333. The warrants exercised were originally issued in September 2001 with a $0.70 exercise price.

3.	In the second quarter 2003, 55,350 shares were issued upon exercise of warrants for total consideration to the Company of $38,745. The warrants exercised were originally issued in January 2002 with a $0.70 exercise price.

4.	In the third quarter 2003, 1,422,450 shares were issued upon exercise of warrants for total consideration to the Company of $995,715. The warrants exercised were originally issued in January 2002 with a $0.70 exercise price.

5.	In the third quarter 2003, 333,334 shares were issued upon exercise of warrants for total consideration to the Company of $233,334. The warrants exercised were originally issued in July 2002 with a $0.70 exercise price.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

10.1	Employment contract between the Company and Mr. Bruce Higson-Smith dated as of September 22, 2003.

10.2	Employment contract between the Company and Mr. Allan J. Marter dated as of November 8, 1999.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

     (b) Reports on Form 8-K filed during the quarter ended September 30, 2003.

1.	A report on Form 8-K was filed with the Securities and Exchange Commission on August 6, 2003 reporting on financial results for the three and six month periods ended June 30, 2003.

2.	A report on Form 8-K was filed with the Securities and Exchange Commission on August 7, 2003 reporting the Company’s decision to reevaluate the mineral resources estimate for its Paul Isnard property.

3.	A report on Form 8-K was filed with the Securities and Exchange Commission on August 8, 2003 describing an underwriting agreement and an agency agreement entered into on August 6, 2003.

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

Senior Vice President and Chief Financial Officer

Date: October 30, 2003

Exhibit Index

Exhibit
Number	Description

10.1	Employment contract between the Company and Mr. Bruce Higson-Smith dated September 22, 2003

10.2	Employment contract between the Company and Mr. Allan J. Marter dated November 8, 1999

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)