Form 10-K
period 2003-12-31
GOLDEN STAR RESOURCES LTD
filed 2004-02-03
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003
Commission file number 1-12284

GOLDEN STAR RESOURCES LTD.

(Exact Name of Registrant as Specified in Its Charter)

Canada	98-0101955
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10901 West Toller Drive, Suite 300 Littleton, Colorado	80127-6312
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code (303) 830-9000

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Shares	American Stock Exchange

Securities registered or to be registered pursuant to Section 12(g) of the Act:

Warrants Issued July 2002
Warrants Issued February 2003

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form l0-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $700.4 million as of January 29, 2004, based on the closing price of the shares on the American Stock Exchange of $5.31 per share.

Number of Common Shares outstanding as at January 29, 2004: 133,140,528.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference to Part III of this Report on Form 10-K.

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this Report are expressed in US dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$” and the Euro is denoted as “€”.

Financial information is presented in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). Differences between accounting principles generally accepted in the US (“US GAAP”) and those applied in Canada, as applicable to Golden Star Resources Ltd., are explained in Note 22 to the Consolidated Financial Statements.

Information in Part I and II of this report includes data expressed in various measurement units and contains numerous technical terms used in the gold mining industry. To assist readers in understanding this information, a conversion table and glossary are provided below.

References to “Golden Star”, “we”, “our”, and “us” mean Golden Star Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

NON-GAAP FINANCIAL MEASURES

In this Form 10-K, the terms “total cash cost” and “cash operating cost” is used on a per ounce of gold basis. Total cash cost per ounce is equivalent to mining operations expense for the period as found on the consolidated statements of operations, divided by the number of ounces of gold sold during the period. Cash operating cost per ounce is equivalent to mining operations expense for the period, less production royalties, divided by the number of ounces of gold sold during the period.

We have included total cash cost and cash operating cost information to provide investors with information about the cost structure of our mining operations. We use this information for the same purpose and for monitoring the performance of our operations. This information differs from measures of performance determined in accordance with GAAP in Canada and the US and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and might not be comparable to similarly titled measures of other companies. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of these non-GAAP measures to our Statement of Operations.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Words such as “anticipates”, “expects”, “intends”, “plans”, “forecasts”, “projects”, “budgets”, “believes”, “seeks”, “estimates”, “could”, “might”, “should”, and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this Form 10-K. These statements include comments regarding: the establishment and estimates of mineral reserves and mineral resources, production, production commencement dates, productions costs, cash operating costs per ounce, total cash costs per ounce, grade, processing capacity, potential mine life, feasibility studies, development costs, capital and operating expenditures, exploration, the closing of certain transactions including acquisitions and offerings, our expansion plans for Bogoso/Prestea, including relocation of a recently acquired carbon-in-leach (“CIL”) processing plant to Prestea, and the development and start-up of Wassa.

The following, in addition to the factors described in “Risk Factors” in this Form 10-K, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	unexpected changes in business and economic conditions;

•	significant increases or decreases in gold prices;

•	changes in interest rates and currency exchange rates;

•	timing and amount of production;

•	unanticipated grade changes;

•	unanticipated recovery rates or production problems;

•	changes in mining, processing and overhead costs;

•	changes in metallurgy and processing technology;

•	access and availability of materials, equipment, supplies, labor and supervision, power and water;

•	determination of mineral reserves and mineral resources;

•	availability of drill rigs;

•	changes in project parameters;

•	costs and timing of development of new mineral reserves;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	local and community impacts and issues;

•	timing of receipt of government approvals;

•	accidents and labor disputes;

•	environmental costs and risks;

•	competitive factors, including competition for property acquisitions; and

•	availability of capital at reasonable rates or at all.

These factors are not intended to represent a complete list of the general or specific factors that could affect us. We might note additional factors elsewhere in this Form 10-K, and in any documents incorporated by reference into this Form 10-K. We undertake no obligation to update forward-looking statements.

CONVERSION FACTORS AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per tonne	= 0.0292 ounce per short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 tonne	1 square kilometer	= 100 hectares
1 tonne	= 1,000 kg or 2,204.6 pounds	1 kilogram	= 2.2 pounds or 32.151 troy ounces

The following abbreviations of measurements could be used herein:

Au	= gold	m2	= square meter
g	= gram	m3	= cubic meter
g/t	= grams of gold per tonne	mg	= milligram
ha	= hectare	mg/m3	= milligrams per cubic meter
km	= kilometer	t	= tonne
km2	= square kilometers	oz	= troy ounce
kg	= kilogram	ppb	= parts per billion
m	= meter	Ma	= million years

Note: All units in this report are stated in metric measurements unless otherwise noted.

GLOSSARY OF TERMS

Note: The definitions of proven and probable mineral reserves and the definitions for measured, indicated and inferred mineral resources set forth below are those used in Canada as required in accordance with National Instrument 43-101. The definitions of proven and probable mineral reserves are consistent with those prescribed for use in the US by the Securities and Exchange Commission and set forth in SEC Industry Guide 7.

mineral reserve	The term “mineral reserve” refers to the economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that might occur when the material is mined.

proven mineral reserve	The term “proven mineral reserve” refers to the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

probable mineral reserve	The term “probable mineral reserve” refers to the economically mineable part of an indicated, and in some circumstances a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

mineral resource — also referred to as non-reserves
The term “mineral resource” refers to a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

measured mineral resource	The term “measured mineral resource” refers to that part of a mineral resource for which quantity, grade or quality, densities, shape, physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

indicated mineral resource	The term “indicated mineral resource” refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics, can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

inferred mineral resource	The term “inferred mineral resource” refers to that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

qualified person	The term “qualified person” refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development, production activities and project assessment, or any combination thereof, including experience relevant to the subject matter of the project or report and is a member in good standing of a self-regulating organization.

We use the following definitions of the stages of the exploration and development process. There can be no assurance that the terminology used by us is consistent with the terminology used by other companies in the mining industry or by industry analysts.

exploration stage	an exploration stage prospect typically involves testing one or more targets within an area which have been determined to have merit, first with a combination of geological, geochemical and geophysical analysis, and then, once better defined targets have been established, by testing at depth, typically by trenching and drilling, and generating the information necessary to develop a three dimensional geologic model of the mineralized zone, which could be used to demonstrate mineralized materials and/or mineral reserves.

feasibility stage	during the feasibility stage, exploration continues to further increase confidence in mineralization while attempting to further expand the mineralization. During this stage, management develops in detail the necessary engineering and costing for mining, processing, power and infrastructure, as well as the designs for the plant and equipment required to construct and operate a modern mining operation. It is at the end of this stage that mineralization could be categorized as proven and/or probable mineral reserves if a positive mining decision is justified. The feasibility stage normally incorporates several phases of work, which involve increasing levels of detail including (i) scoping study, (ii) pre-feasibility study, and (iii) bankable feasibility study.

development stage	after the feasibility stage, a company could decide to bring the property into production. The process of bringing a mine from the feasibility stage to the production stage is the development stage. It is during this stage that costs are capitalized for US financial reporting purposes. Construction activities carried out during the development stage include shaft sinking, crosscutting, drifting and raising, stripping, processing plant construction, leach pad construction, tailings impoundment and infrastructure construction (roads, power, water, ports, etc.).

mining	mining is the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

alteration any change in the mineral composition of a rock brought about by physical or chemical means bio-oxidation or BIOX a processing method that uses bacteria to oxidize refractory sulfide ore to make it amenable to normal oxide ore processing techniques such as carbon-in-leach

Birimian a thick and extensive sequence of Proterozoic age metamorphosed sediments and volcanics first identified in the Birim region of southern Ghana cash operating cost per ounce is equal to total cash cost per ounce less royalties and production taxes divided by ounces sold during the period. This definition is consistent with the Gold Institute’s definition

CIL or carbon-in-leach an ore processing method involving the use of cyanide where activated carbon which has been added to the leach tanks is used to absorb gold containing solutions craton a stable relatively immobile area of the earth’s crust cyanidation the process of introducing cyanide to ore to recover gold dip the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure disseminated where minerals occur as scattered particles in the rock doré unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold.

fault a surface or zone of rock fracture along which there has been displacement fold a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage formation a distinct layer of sedimentary rock of similar composition geochemistry the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geophysicist one who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere geotechnical the study of ground stability

greenstone a sequence of usually metamorphosed volcanic-sedimentary rock assemblages heap leach a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions would be sprayed that dissolve metals i.e. gold/copper etc.; the solutions containing the metals are then collected and treated to recover the metals hydrothermal the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution mapped or geological mapping the recording of geologic information such as the distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities metasediment a sedimentary rock which shows evidence of having been subjected to metamorphism metavolcanic a volcanic rock which shows evidence of having been subjected to metamorphism mineral a naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form mineralization a natural occurrence in rocks or soil of one or more metal yielding minerals non-refractory ore containing gold that can be satisfactorily recovered by basic gravity concentration or simple cyanidation outcrop that part of a geologic formation or structure that appears at the surface of the earth oxide when used in reference to gold mining ores signifies an ore where natural processes have oxidized any sulfide minerals.

Proterozoic the more recent time division of the Precambrian; rocks aged between 250 and 550 million years old puts a financial instrument that provides the right, but not the obligation, to sell a specified number of ounces of gold at a specified price.

quartz crystalline silica; silicon dioxide

refractory ore containing gold that cannot be satisfactorily recovered by basic gravity concentration or simple cyanidation

SEDAR the term SEDAR refers to the System for Electronic Document Analysis Retrieval. The SEDAR web site, www.sedar.com, contains public security filings for Canadian public companies.

shear a form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact shield a large area of exposed basement rocks often surrounded by younger rocks, e.g. Guyana Shield stratigraphic, stratigraphically geology that deals with the origin and succession of strata strike the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip to remove overburden in order to expose ore

sulfide a mineral including sulfur (S) and Iron (Fe) as well as other elements syncline a concave downward fold, the core of which contains the stratigraphically younger rocks

Tarkwaian a scattered group of mainly shallow water sedimentary rocks of Proterozoic age named after the town of Tarkwa in southern Ghana where they were found to be gold bearing total cash cost per ounce is equal to mining operation expenses as reported in the statement of operations, divided by the ounces sold during the period. Includes the costs of mining and processing, waste stripping, mine site general and administrative costs, third party smelting and refining costs, and by-product credits. [This definition is consistent with the Gold Institute’s definition.]

transition ore is an ore zone lying between the oxide ore and the sulfide ore vein a thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz volcanics those originally molten rocks, generally fine grained, that have reached or nearly reached the Earth’s surface before solidifying volcano-sedimentary rocks composed of materials of both volcanic and sedimentary origin wall rock the rock adjacent to a vein

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW OF GOLDEN STAR

Golden Star Resources Ltd. was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation of South American Goldfields Inc., a corporation incorporated under the federal laws of Canada, and Golden Star Resources Ltd., a corporation originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd. We are a Canadian international gold mining and exploration company producing gold in Ghana, West Africa. Our principal office is located at 10901 West Toller Drive, Suite 300, Littleton, Colorado 80127, and the registered and records office is located at 19th Floor, 885 West Georgia Street, Vancouver, British Columbia, Canada V6C 3H4. Our fiscal year ends on December 31.

Through our subsidiaries and joint ventures we own a controlling interest in four significant gold properties in Southern Ghana: the Bogoso property (“Bogoso”), the Prestea property (“Prestea”), the Wassa property (“Wassa”) and the Prestea Underground property (“Prestea Underground”). Bogoso and Prestea are adjoining properties, operating as a single operation and referred to as “Bogoso/Prestea”. Bogoso/Prestea and the Prestea Underground are owned by our 90% owned subsidiary Bogoso Gold Limited (“BGL”). In 2003 Bogoso/Prestea sold 174,315 ounces of gold for an average gold price and cash operating cost of approximately $364 and $166 per ounce, respectively. Bogoso/Prestea has produced all of our gold since initiating production in late 1999.

We hold a 90% equity interest in Wexford Goldfields Limited (“WGL”), which owns the Wassa gold property, located some 35 kilometers east of Bogoso/Prestea. Wassa is currently in development, and we expect gold production to commence in early 2004.

The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. As of December 31, 2003 BGL owned an approximately 66% operating interest in this mine and we are currently seeking to determine if the underground mine can be reactivated on a profitable basis.

We also hold interests in gold exploration properties in Ghana, Sierra Leone, Mali, Suriname, and French Guiana. The French Guiana properties are mainly held through our 73%-owned subsidiary, Guyanor Ressources S.A. (“Guyanor”). We hold a royalty right on the Gross Rosebel gold mine in Suriname and expect to begin receiving cash royalties from this property during 2004.

Most of our senior corporate management reside in Littleton, Colorado where we maintain our corporate headquarters. In addition to the Bogoso/Prestea and Wassa employees, we have a small administrative office and staff in Accra, the capital of Ghana, and a small staff in French Guiana where most of our South American exploration properties are located. Our accounting records are kept in compliance with Canadian GAAP and all of our operations, except for the French Guiana office, transact business in US dollars and keep financial records in US dollars.

Gold Sales and Production

Ghana has been a significant gold producing country for the last 100 years with Ashanti Goldfields Company Limited’s Obuasi mine and the underground mine at Prestea historically being the two major producers. Several other areas in Ghana have also produced significant amounts of gold. The gold industry in Ghana is currently experiencing resurgence in exploration, development spending and gold production. Several large international gold mining companies have announced in the past year plans to spend several hundred million dollars on exploration and expansion projects in Ghana. Gold production in Ghana exceeded 2 million ounces in each year from 1998 through 2002, reaching approximately 2.2 million ounces in 2002. Gold production in Ghana is projected to rise in the future as the planned developments and expansions reach the production stage.

All of our gold is sent to a South African gold refinery in the form of doré bars which average approximately 91% gold with the remaining portion being primarily silver which we account for as a by-product. Our gold is sold to a

European bank and revenue is recognized when title is transferred to the customer at the Accra International Airport in Ghana. The sales price is based on the London P.M. fix on the day of delivery.

Gold Price History

The price of gold is volatile and is affected by numerous factors beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation or deflation, fluctuation in the value of the US dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold-producing countries throughout the world.

The following table presents the high, low and average afternoon fixing prices for gold per ounce on the London Bullion Market over the past ten years:

Year	High	Low	Average	Golden Star

1994	$396	$370	$384	$	N/A
1995	396	372	384		N/A
1996	415	367	388		N/A
1997	362	283	331		N/A
1998	313	273	294		N/A
1999	326	253	279		293
2000	313	264	279		280
2001	293	256	271		271
2002	349	278	310		311
2003	416	320	363		364
To January 29, 2004	425	406	415		418

Data Source: www.kitco.com

The following diagram depicts the organizational structure of Golden Star and our significant subsidiaries:

BUSINESS STRATEGY AND DEVELOPMENT

Our business and development strategy since 1999 has been to focus primarily on the acquisition of producing and development stage gold properties in Ghana and on the exploration, development and operation of these properties. Given our significant mineral resource position, we are currently carrying out technical studies to expand our production at Bogoso/Prestea. At our Wassa property, we commenced development in mid-2003, and now expect to commence production in early 2004 by processing material from the existing heap leach pads left by the former owner. We plan to commence ore production from the Wassa open pit mine in early 2005. If the above mentioned expansion and development plans are approved and permitted (as expected), our annualized production should exceed 350,000 ounces of gold. However, there can be no assurance that development and start-up can be completed as anticipated or that our production goals will be achieved.

Our objective is to grow our business to become a mid-tier gold producer (which we understand to be a producer with annual production of approximately 500,000 ounces) over the next few years. Due to higher gold prices and our improved financial condition, we believe we are well placed to pursue the acquisition of producing, development and advanced stage exploration gold properties and companies, primarily in Ghana and elsewhere in Africa. We are actively investigating potential acquisition and merger candidates, some of which have indicated to potential acquirers or their advisors that they or certain of their properties might be available for acquisition. However, we presently have no agreement or understanding with respect to any potential transaction. We have increased exploration activities and expenditures on our current exploration properties, primarily in Ghana.

OUR ASSETS

Bogoso/Prestea — As mentioned above, we own and operate the Bogoso/Prestea gold mine in Ghana, West Africa. Ore is currently mined from an open-pit surface operation at Prestea and trucked approximately 15 kilometers from the Prestea mine site to the nominal 6,000 tonne-per-day Bogoso processing plant where the ore is processed. The Bogoso processing plant utilizes CIL technology along with gravity and flotation processes to separate gold from the ore. CIL technology is well known and is widely used for treating gold ores. In addition to the mine and processing plant facility, our assets include a fleet of mining equipment, numerous ancillary facilities including warehouses, maintenance shops, roadways and administrative offices. We also own several housing complexes at Bogoso which include a medical center, cafeteria, store, recreation facility and golf course.

Under normal operating conditions and current processing capacity, Bogoso/Prestea would produce approximately 130,000 to 140,000 ounces per year; however in 2003 we sold 174,315 ounces due primarily to higher than average ore grades and improved recoveries. Historical and forecast production from Bogoso/Prestea are shown on the Gold Production and Cash Costs table below.

Wassa — Once Wassa’s development and construction are completed in 2004, it will be very similar to Bogoso/Prestea including an open-pit surface mine, a CIL processing plant, mining equipment and a town site with associated facilities.

Prestea Underground — The Prestea Underground is located directly beneath the Prestea property. It is a large underground gold mine that operated for over 100 years producing a total of approximately nine million ounces of gold prior to its closure in early 2002. We have entered into a joint venture with the previous owner and are now performing engineering, geological and economic analysis of the mine to determine if it can be reopened on a profitable basis. The mine includes two useable shafts and several kilometers of underground workings on numerous levels extending as deep as 1,400 meters below the surface.

Other Assets — We hold or have an interest in numerous exploration properties in Ghana, Sierra Leone, Mali, and South America. Most of the exploration properties in Ghana are within trucking distance of Bogoso/Prestea or Wassa. The Mampon property, located approximately 35 kilometers north of the Bogoso processing plant, has mineral reserves of approximately 0.2 million ounces which are expected to be trucked to the Bogoso processing plant after 2005. We have a staff of geologists in Ghana that are actively investigating the mineral resource potential of the various exploration properties, and we anticipate that such exploration effort will increase in 2004.

GOLD PRODUCTION AND CASH COSTS

The following table represents historical gold production and projected production for 2004.

				2004
PRODUCTION AND CASH COST PER OUNCE	2001	2002	2003	Projected

BOGOSO/PRESTEA(1)
Ounces (thousands)	87.9	124.4	174.3	135-155
Cash Operating Cost ($/oz)	263	193	166	200-220
Total Cash Cost ($/oz)	271	215	184	210-230

WASSA(2)
Ounces (thousands)	—	—	—	50-55
Cash Operating Cost ($/oz)	—	—	—	200-240
Total Cash Cost ($/oz)	—	—	—	210-250

Total Ounces(3) (thousands)	87.9	124.4	174.3	185-210
Consolidated Cash Operating Cost ($/oz)	263	193	166	200-225
Consolidated Total Cash Cost ($/oz)	271	215	184	210-235

(1) The 2004 projection for Bogoso/Prestea excludes any impact from the planned installation of the Bondaye processing plant at Prestea, which subject to approvals and permitting, is expected to be completed by early 2005.

(2) Wassa is expected to begin production by reprocessing materials, left on heap leach pads by a former owner, in early 2004, subject to the timely receipt of the necessary operating permits and the commissioning of the CIL processing plant which are progressing on schedule.

(3) Gold production is shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital has been repaid, the Government of Ghana would receive 10% of the dividends from the subsidiaries owning the Bogoso/Prestea and Wassa mines.

MINERAL RESERVES

Our proven and probable mineral reserves are estimated in conformance with definitions set out in Canada’s National Instrument 43-101. We have filed on SEDAR (www.sedar.com) Technical Reports on our mineral reserves for Bogoso/Prestea and Wassa as required in Canada’s National Instrument 43-101. We intend to file Technical Reports on our mineral reserves for Bogoso/Prestea and Wassa as of December 31, 2003 during the first quarter of 2004. See our “Glossary of Terms”. The proven and probable mineral reserves are those ore tonnages contained within engineered pits, using current and predicted mining and processing methods, and related operating costs and performance parameters. We believe that the definitions of proven and probable mineral reserves are consistent with the definition of proven and probable mineral reserves prescribed for use in the US by the US Securities and Exchange Commission and set forth in SEC Industry Guide 7.

The estimation of the mineral reserves is based on information compiled and/or validated by Mr. Dave Alexander, our Projects Planning Manager. Mr. Alexander is a qualified mining engineer with 20 years of experience, a member of the Institute of Materials, Minerals and Mining, and a Chartered Engineer under the auspices of the Engineering Council of the United Kingdom. Mr. Alexander is considered a qualified person under Canada’s National Instrument 43-101.

The proven and probable mineral reserves as of December 31, 2003 have been estimated at an economic cut-off grade based on a gold price of $325 per ounce. This compares to $300 per ounce used for the estimate of our mineral reserves at December 31, 2002.

The following table summarizes total and our share of estimated proven and probable mineral reserves as of December 31, 2003 and December 31, 2002:

PROVEN AND PROBABLE MINERAL RESERVES

	As of December 31, 2003			As of December 31, 2002

Property		Gold	Contained(2)		Gold	Contained(2)
Mineral Reserve	Tonnes(1)	Grade	Ounces	Tonnes(1)	Grade	Ounces
Category	(thousands)	(g/t)	(thousands)	(thousands)	(g/t)	(thousands)

Bogoso/Prestea(3)
Proven	8,254	3.31	878	14,170	3.26	1,485
Probable	19,048	3.29	2,011	8,902	2.54	726
Sub-total	27,302	3.29	2,890	23,072	2.98	2,211
Attributable Share	24,572	3.29	2,601	20,765	2.98	1,990
Wassa(4)
Probable	16,207	1.28	665	—	—	—
Attributable Share	14,586	1.28	599	—	—	—
Total	43,509	2.54	3,555	23,072	2.98	2,211
Attributable Share	39,158	2.54	3,200	20,765	2.98	1,990

Notes to Proven and Probable Mineral Reserves Table

(1) Tonnes of mineral reserves are net of a 5% dilution allowance for mining to account for losses resulting from planned mining methods, and a 98% ore recovery factor.

(2) Calculation of contained ounces includes adjustments due to rounding.

(3) Approximately 68% of the 2003 Bogoso/Prestea mineral reserves are refractory ore. We are currently planning to add a bio-oxidation circuit to the Bogoso processing plant to process the refractory mineral reserves. The estimated recovery rates utilized in our mineral reserve calculations in 2003 ranged from 65% to 85% for oxides and other non-refractory ores, and from 78% to 85% for refractory ore. The estimated cut-off grades utilized in mineral reserve calculations in 2003 ranged from 0.7 g/t to 1.8 g/t for oxide ore and other non-refractory ores and from 1.5 g/t to 2.3 g/t for refractory ore. Included in the December 31, 2003 proven mineral reserve category is 0.8 million tonnes of ores at an average grade of 2.4 g/t in stockpiles which are located at Bogoso. Also included in the December 31, 2003 probable mineral reserve category are the Mampon property mineral reserves of 0.9 million tonnes of ore at an average grade of approximately 5.6 g/t containing approximately 162,000 ounces of gold. These mineral reserves were purchased as part of the Dunkwa properties acquisition in June 2003.

(4) All of the Wassa mineral reserves are non-refractory and should be treatable in the Wassa CIL processing plant now under construction. The estimated recoveries utilized in mineral reserve calculations in 2003 ranged from 92% to 93%. The estimated cut-off grades utilized in mineral reserve calculations in 2003 range from 0.5 g/t to 0.6 g/t. The mineral reserves include 4.2 million tonnes of material grading 0.7 g/t remaining on the leach pads established by the previous operator of the Wassa mine. No mineral reserves were declared for Wassa in 2002.

Reconciliation of Proven and Probable Mineral Reserves
(In thousands of ounces of total contained gold)

PROPERTY	December 31, 2002	2003 Depletion(1)	Increase(2)	December 31, 2003

Bogoso/Prestea	2,211	(221)	900	2,890
Wassa	—	—	665	665
Total	2,211	(221)	1,565	3,555

Notes to Reconciliation of Proven and Probable Mineral Reserves Table

(1) Depletion represents contained ounces of mineral reserves processed during 2003 before considering recovery losses and therefore does not equal 2003 gold production.

(2) Increases and decreases in mineral reserves can result from the discovery of new mineralization, conversion of mineral resources to mineral reserves, changes in price assumptions, unit costs and recoveries or any combination of these factors. The increases in mineral reserves during 2004 were due primarily to the exploration successes at Bogoso/Prestea, the acquisition of the Dunkwa properties which included the mineral reserves at the Mampon property, and the successful completion of the feasibility study at Wassa.

NON-RESERVES — MEASURED AND INDICATED MINERAL RESOURCES

Measured and Indicated Mineral Resources

Cautionary Note to US Investors concerning estimates of Measured and Indicated Mineral Resources

This section uses the terms “measured mineral resources” and ‘indicated mineral resources”. We advise US investors that while those terms are recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize them. US investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

Our measured and indicated mineral resources, which are reported in this Form 10-K, do not include that part of the mineral resources converted to proven and probable mineral reserves, and have been estimated in conformance with definitions set out in Canada’s National Instrument 43-101. We have filed on SEDAR (www.sedar.com) Technical Reports on our mineral reserves and mineral resources (mineral resources stated in the Technical Reports include mineral reserves) for Bogoso/Prestea and Wassa as required in Canada’s National Instrument 43-101. We intend to file Technical Reports for Bogoso/Prestea and Wassa as of December 31, 2003 during the first quarter of 2004. See our “Glossary of Terms”.

The measured and indicated mineral resources for our properties have been estimated at an economic cut-off grade based on a gold price of $375 per ounce for December 31, 2003 and economic constraints that we believe are realistic. For December 31, 2002 the economic cut-off grade was based on a gold price per ounce of $325, except at Yaou and Dorlin where we used a gold price of $300 per ounce.

The following table summarizes the total and our share of estimated non-reserves — measured and indicated mineral resources as of December 31, 2003 and December 31, 2002:

NON-RESERVES — MEASURED AND INDICATED MINERAL RESOURCES(1)

	As of December 31, 2003		As of December 31, 2002

Property
Mineral Resource	Tonnes	Gold Grade	Tonnes	Gold Grade
Category	(thousands)	(g/t)	(thousands)	(g/t)

Bogoso/Prestea(2)
Measured	11,253	2.45	5,861	3.64
Indicated	16,024	2.53	14,101	2.69
Sub-total	27,277	2.50	19,962	2.97
Wassa(3)
Indicated	9,363	0.96	17,770	1.29
Dorlin(4)			Yaou & Dorlin(4)
Indicated	3,607	1.56	13,800	2.10

NON-RESERVES - MEASURED AND INDICATED MINERAL RESOURCES(1)

	As of December 31, 2003		As of December 31, 2002

Property
Mineral Resource	Tonnes	Gold Grade	Tonnes	Gold Grade
Category	(thousands)	(g/t)	(thousands)	(g/t)

Attributable Share
Measured	10,128	2.45	5,275	3.64
Indicated	25,968	1.90	45,131	2.05
Total	36,096	2.06	50,406	2.22

Notes to Non-Reserves — Measured and Indicated Mineral Resources Table

(1) See Glossary Of Terms for definitions of non-reserves — mineral resources, measured mineral resources and indicated mineral resources.

The estimation of the Bogoso/Prestea, Dunkwa and Wassa measured and indicated mineral resources are based on information compiled and/or validated by Mr. S. Mitchell Wasel, our Exploration Manager. Mr. Wasel is a qualified geologist who has 16 years of experience in gold and base metal exploration and is a member of the Australasian Institute of Mining and Metallurgy. Mr. Wasel is considered a qualified person under Canadian National Instrument 43-101.

The primary qualified person responsible for the estimation of the indicated mineral resource for the Dorlin property is Mr. Colin Jones, who is a professional geologist with 22 years of experience. Mr. Jones is a Partner and Manager (Audits) of RSG Global Pty Ltd and a member of the Australasian Institute of Mining and Metallurgy. Mr. Jones is considered a qualified person under Canadian National Instrument 43-101. The amount of the mineral resource at the Dorlin property that might have been removed by illegal mining is not known but could be material.

(2) Approximately 81% of the 2003 Bogoso/Prestea measured and indicated mineral resources are refractory. The estimated cut-off grades utilized in mineral resource calculations in 2003 ranged from 0.7 g/t to 1.8 g/t for non-refractory material and from 0.9 g/t to 2.1 g/t for refractory material. Also included in the December 31, 2003 indicated mineral resource category are mineral resources of 0.4 million tonnes of ore at an average grade of approximately 2.79 g/t, which were purchased as part of the Dunkwa properties acquisition in June 2003.

(3) All of the 2003 Wassa measured and indicated mineral resources are non-refractory. The estimated cut-off grades utilized in mineral resource calculations in 2003 ranged from 0.5 g/t to 0.6 g/t.

(4) Dorlin is located in French Guiana, South America, and Golden Star owns approximately an 86.5% beneficial interest of Dorlin. The estimated cut-off grades utilized in mineral resource calculations in 2003 was 0.5 g/t. The property is undeveloped and has been on a care and maintenance basis in recent years. In 2002 Yaou and Dorlin were reported together.

NON-RESERVES — INFERRED MINERAL RESOURCES

Inferred Mineral Resources

Cautionary Note to US Investors concerning estimates of Inferred Mineral Resources

This section uses the term “inferred mineral resources”. We advise US investors that while this term is recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resources will ever be upgraded to a higher category. Under Canadian rules estimates of inferred mineral resources could not form the basis of feasibility or other economic studies. US investors are cautioned not to assume that part or all of the inferred mineral resource exists, or is economically or legally mineable.

Our inferred mineral resources, which are reported in this Form 10-K, do not include that part of the mineral resources converted to proven and probable mineral reserves or measured and indicated mineral resources, and have been estimated in conformance with definitions set out in Canada’s National Instrument 43-101. We have filed on SEDAR (www.sedar.com) Technical Reports on our mineral reserves and mineral resources (mineral resources stated in the Technical Reports include mineral reserves) for Bogoso/Prestea and Wassa as required in Canada’s National Instrument 43-101. We intend to file Technical Reports for Bogoso/Prestea and Wassa as of December 31, 2003 during the first quarter of 2004. See our “Glossary of Terms”.

The inferred mineral resources for our properties have been estimated at economic cut-off grades based on gold prices of $375 and $325 per ounce as of December 31, 2003 and December 31, 2002, respectively, and economic constraints that we believe are realistic.

The following table summarizes the total and our share of estimated non-reserves — inferred mineral resources as of December 31, 2003 and December 31, 2002:

NON-RESERVES - INFERRED MINERAL RESOURCES(1)

	As of December 31, 2003		As of December 31, 2002

Property
Mineral Resource	Tonnes	Gold Grade	Tonnes	Gold Grade
Category	(thousands)	(g/t)	(thousands)	(g/t)

Bogoso/Prestea(2)
Inferred	29,690	2.43	23,960	2.91
Wassa(3)
Inferred	30,768	1.27	28,843	1.15
Prestea Underground(4)
Inferred	1,606	8.58	—	—
Yaou(5)
Inferred	12,074	2.63	—	—
Dorlin(6)
Inferred	3,375	1.43	—	—
Paul Isnard(7)
Inferred	8,215	1.78	—	—
Attributable Share
Inferred	75,218	2.06	47,523	1.95

Notes to Non-Reserves — Inferred Mineral Resources Table

(1) See Glossary of Terms for definitions of non-reserves — mineral resources and inferred mineral resources.

The estimation of the Bogoso/Prestea, Wassa, and Prestea Underground inferred mineral resources are based on information compiled and/or validated by Mr. S. Mitchell Wasel, Exploration Manager. Mr. Wasel is a qualified geologist who has 16 years of experience in gold and base metal exploration and is a member of the Australasian Institute of Mining and Metallurgy.

The primary qualified person responsible for the estimation of the inferred mineral resource for the Yaou, Dorlin and Paul Isnard property is Mr. Colin Jones, who is a professional geologist with 22 years of experience. Mr Jones is a Partner and Manager (Audits) of RSG Global Pty Ltd and a member of the Australian Institute of Mining and Metallurgy. The amount of the mineral resource at the Dorlin property that might have been removed by illegal mining is not known but could be material.

(2) Approximately 84% of the 2003 Bogoso/Prestea inferred mineral resources are refractory. The estimated cut-off grades utilized in inferred mineral resource calculations in 2003 ranged from 0.7 g/t to 1.8 g/t for non-refractory material and from 0.9 g/t to 2.1 g/t for refractory material. Also included in the December 31, 2003 inferred mineral resource category are the Dunkwa properties mineral resources of 2.4 million tonnes of ore at an average grade of approximately 2.69 g/t, which were purchased as part of the Dunkwa properties acquisition in June 2003.

(3) All of the Wassa inferred mineral resources are non-refractory. The estimated cut-off grades utilized in mineral resource calculations in 2003 ranged from 0.5 g/t to 0.6 g/t.

(4) All of the Prestea Underground inferred mineral resources are refractory. Golden Star owns approximately a 59% beneficial interest in the property. The estimated cut-off grade utilized in mineral resource calculations in 2003 was 4.2 g/t.

(5) Yaou is located in French Guiana, South America, and Golden Star owns approximately an 86.5% beneficial interest in the property. The estimated cut-off grade utilized in mineral resource calculations in 2003 was 0.5 g/t. The property is undeveloped and has been on a care and maintenance basis in recent years.

(6) Dorlin is located in French Guiana, South America, and Golden Star owns approximately an 86.5% beneficial interest in the property. The estimated cut-off grade utilized in mineral resource calculations in 2003 was 0.5 g/t. The property is undeveloped and has been on a care and maintenance basis in recent years.

(7) Paul Isnard is located in French Guiana, South America, and Golden Star owns approximately a 73% beneficial interest in the property. The estimated cut-off grades utilized in mineral resource calculations in 2003 was 0.4 g/t. The property is undeveloped and has been on a care and maintenance basis in recent years.

EXPLORATION

We spent approximately $8.5 million in exploration activities during 2003 including $2.2 million at Wassa establishing mineral reserves in the existing pits and in areas outside the pits, $3.1 million at the Prestea Underground, including underground care and maintenance costs, $2.3 million on exploration projects outside the Wassa and Bogoso/Prestea areas and $0.9 million developing new mineral reserves in the Plant North area. Exploration spending during 2003 was less than expected due to a shortage of drill rigs in Ghana. Recent increases in exploration activity in Ghana by us and our competitors have adversely impacted drill rig availability and as a result some of our planned work was delayed, including drilling at the Prestea Underground which was delayed several months.

Most of our exploration efforts in 2003 were focused on Ghana, with Prestea Underground, Prestea, Wassa and the Akropong Trend properties receiving the most attention. Late in 2003 we began to explore the newly acquired Dunkwa properties north of Bogoso. During 2004 we plan to spend approximately $21 million on gold exploration. Approximately $6 million will be used to evaluate surface projects in and around Bogoso/Prestea including the Akropong Trend and Dunkwa properties. Approximately $6.6 million is planned for the continued exploration efforts at the Prestea Underground project, $2.5 million is scheduled for the Wassa area, $2.4 million is expected to be spent on the properties in Sierra Leone and Mali, both in West Africa, $1.7 million is expected to be used to identify and evaluate projects in South America, including some of Guyanor’s holdings, and $1.6 million is planned for our project generation program.

We entered, subject to definitive documentation and government approval, into a joint venture agreement in late 2003 to invest up to $6 million over the next four years in the Mano River project in Sierra Leone via an earn-in agreement with a junior exploration company which now holds a group of gold exploration properties in Sierra Leone. The initial $6 million, if fully funded (we can terminate the joint venture agreement after spending $1.0 million), would yield a 51% interest in the joint venture. Further provisions of the joint venture agreement provide the opportunity to acquire up to 85% of the joint venture by continued long term funding. Spending was nil in 2003.

In late 2003 we entered into a second joint venture agreement, subject to definitive documentation and government approval, agreeing to fund exploration work on the Mininko gold property in Mali. Funding of $2.6 million would earn a 51% interest in the joint venture. We can terminate the joint venture agreement after spending $0.4 million, of which $0.1 million was spent in 2003. The joint venture agreement provides that we can earn up to an 82.5% interest by continued funding of exploration and development.

We also provided $0.9 million of funding during 2003 to a junior exploration company working in South America. The Guyanor properties were maintained on a care and maintenance basis during 2003, but we expect to initiate new exploration efforts there in 2004 focusing on further evaluation of our existing properties and recently acquired properties.

We do not believe it to be cost effective at this point to add exploration staff or to establish additional exploration offices. As such, we expect to utilize funding of joint ventures for much of our exploration activities outside the Bogoso/Prestea area where our current exploration staff resides.

EMPLOYEE RELATIONS

As of December 31, 2003 Golden Star, including our majority owned subsidiaries and joint ventures, had approximately 1,000 employees and contract employees, a 9% decrease from the approximately 1,100 people employed at the end of 2002. The total includes ten employees and four part-time or contract employees at our principal office in Littleton, Colorado.

CUSTOMERS

All of our gold is sold to a single European bank in accordance with a long-term contract whereby cash payment for gold sold is received in our account two to three working days after each shipment with title passing at the point of shipment at the Accra International Airport. The global gold market is competitive with numerous banks and refineries willing to buy gold on short notice, therefore we believe that the loss of our current customer would not materially delay or disrupt revenues.

COMPETITION

We compete with major mining companies and other natural mineral resource companies in the acquisition, exploration, financing and development of new prospects. Many of these companies are larger and better capitalized than we are. There is significant competition for the limited number of gold acquisition and exploration opportunities. Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing mineral prospects. Factors that allow producers to remain competitive in the market over the long term include the quality and size of their orebodies, costs of operation, and the acquisition and retention of qualified employees. We also compete with other mining companies for skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other technical personnel. This could result in higher turnover and greater labor costs.

AVAILABLE INFORMATION

We make available, free of charge, on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet address is www.gsr.com. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

RISK FACTORS

You should consider carefully the following discussion of risks, in addition to the other information contained in, or incorporated by reference into, this report.

Financial Risks

Our business is substantially dependent on gold prices.

The price of our common shares, our financial results and our exploration, development and mining activities have previously been, and would in the future be, significantly adversely affected by fluctuations in the price of gold. The price of gold is volatile and is affected by numerous factors beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation or deflation, fluctuation in the value of the US dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold-producing countries throughout the world. If gold prices were to decline significantly or for an extended period of time, we might be unable to continue our operations, develop our properties or fulfill our obligations under our agreements with our partners or under our permits and licenses. As a result, we could lose our interest in, or be forced to sell, some of our properties.

Furthermore, mineral reserve calculations and life-of-mine plans using significantly lower gold prices could result in reduced estimates of mineral reserves and non-reserve mineral resources and in material write-downs of our investment in mining properties and increased amortization, reclamation and closure charges.

We have recorded substantial losses in the past.

While we had earnings of $22.0 million and $ 4.9 million in 2003 and 2002, respectively, we reported net losses of $20.6 million in 2001, $14.9 million in 2000, and $24.4 million in 1999. Numerous factors, including declining gold prices, lower than expected ore grades or higher than expected operating costs, and impairment write-offs of mine property and/or exploration property costs, could cause us to become unprofitable in the future. Any future operating losses could make financing our operations and our business strategy, or raising additional capital, difficult or impossible and could materially and adversely affect our operating results and financial condition.

Our obligations could strain our financial position and impede our business strategy.

We have total debts and liabilities as of December 31, 2003 of $16.6 million, including $0.8 million payable to financial institutions, $8.0 million of current trade payables and accrued current liabilities and $7.7 million in environmental rehabilitation liabilities. We expect that our indebtedness and other liabilities will increase as a result of our corporate development activities. This indebtedness could have important consequences, including the following:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, operating and exploration costs and other general corporate requirements;

•	requiring us to dedicate a significant portion of our cash flow from operations to make debt service payments, which would reduce our ability to fund working capital, capital expenditures, operating and exploration costs and other general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	placing us at a disadvantage when compared to our competitors that have less debt relative to their market capitalization.

Our estimates of mineral reserves and non-reserves could be inaccurate.

There are numerous uncertainties inherent in estimating proven and probable mineral reserves and measured, indicated and inferred mineral resources, including many factors beyond our control. The estimation of mineral reserves and non-reserves is a subjective process, and the accuracy of any such estimates are a function of the quantity and quality of available data and of the assumptions made and judgments used in engineering and geological interpretation, which could prove to be unreliable. There can be no assurance that these estimates will be accurate, that mineral reserves and non-reserves figures will be accurate, or that mineral reserves or non-reserves could be mined or processed profitably.

Fluctuation in gold prices, results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate could require revision of the estimate. The volume and grade of mineral reserves mined and processed and recovery rates might not be the same as currently anticipated. Any material reductions in estimates of our mineral reserves and non-reserves, or of our ability to extract these mineral reserves and non-reserves, could have a material adverse effect on our results of operations and financial condition.

We currently have only one source of operational cash flows.

While we have recently received significant infusions of cash from sales of equity, our only internal source of funds is operational cash flows from Bogoso/Prestea. We expect to commence production at Wassa in early 2004, although there can be no assurance that our Wassa production goals will be achieved. The anticipated continuing exploration and development of our properties will require significant expenditures over the next several years. We expect that these expenditures will exceed free cash flows generated by Bogoso/Prestea during that period, and therefore we expect to use our excess cash and in the future to require additional outside capital. Lower gold prices during the five years prior to 2002 adversely affected our ability to obtain financing, and recurring lower gold prices could have similar effects in the future. We cannot assure you that in the future we will be able to obtain adequate financing on acceptable terms. If we are unable to obtain additional financing, we might need to delay or indefinitely postpone further exploration and development of our properties, and as a result, we could lose our interest in, or could be forced to sell, some of our properties.

Implementation of a hedging program might be unsuccessful and incur losses.

We continue to review whether or not, in light of the potential for gold prices to fall, it would be appropriate to establish a hedging program. To date, we have not decided to implement a hedging program, although we have purchased and expect to continue to purchase puts from time to time, which give us the right to sell gold in the future at a fixed price. The implementation of a hedging program might not, however, protect adequately against declines in the price of gold.

In addition, although a hedging program could protect us from a decline in the price of gold, it might also prevent us from benefiting fully from price increases. For example, as part of a hedging program, we could be obligated to sell gold at a price lower than the then-current market price. Finally, if unsuccessful, the costs of any hedging program could further deplete our financial resources.

We are subject to fluctuations in currency exchange rates, which could materially adversely affect our financial position.

Our revenues are in US dollars, and we maintain most of our working capital in US dollars or US dollar-denominated securities. We convert funds to foreign currencies as payment obligations become due. A significant portion of the operating costs at Bogoso/Prestea is based on the Ghanaian currency, the Cedi. We are required to convert into Cedis only 20% of the foreign exchange proceeds that we receive from selling gold, but the Government of Ghana could require us to convert a higher percentage of such sales proceeds into Cedis in the future. In addition, we currently have future obligations that are payable in Euros, and receivables collectible in Euros. We obtain construction and other services and materials and supplies from providers in South Africa and other countries, and the costs of those services could increase due to changes in the value of the South African Rand or other currencies. Accordingly, we are subject to fluctuations in the rates of currency exchange between the US dollar and these currencies, and such fluctuations could materially affect our financial position and results of operations. Consequently, construction, development and other costs might be higher than we anticipate. We currently do not hedge against currency exchange risks, although we might do so from time to time in the future. There can be no assurance that implementation of a currency hedging program would adequately protect us from the effects of fluctuation in currency exchange rates.

There could be no opportunity to evaluate the merits or risks of any future acquisition undertaken by us.

As a key element of our growth strategy, we have stepped up the active pursuit of acquisitions of producing, development and advanced stage exploration properties and companies. We are actively investigating potential acquisition and merger candidates. Risks related to acquiring and operating acquired properties and companies could have a material adverse effect on our results of operations and financial condition. In addition, to acquire properties and companies, we would use our available cash, incur debt, issue our common shares or other securities, or a combination of any one or more of these. This could limit our flexibility to raise capital, to operate, explore and develop our properties and to make additional acquisitions, and could further dilute and decrease the trading price of our common shares. Acquisition transactions in our business are often initiated and completed over a particularly short period of time. There could be no opportunity for our shareholders to evaluate the merits or risks of any future acquisition undertaken by us except as required by applicable laws and regulations.

Risks inherent in acquisitions that we might undertake could adversely affect our growth and financial condition.

We are actively pursuing the acquisition of producing, development and advanced stage exploration properties and companies, and have recently completed the acquisition of exploration and development properties in Ghana. From time to time, we might acquire securities of or other interests in companies with which we could enter into acquisitions or other transactions. Acquisition transactions involve inherent risks, including:

•	accurately assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

•	ability to achieve identified and anticipated operating and financial synergies;

•	unanticipated costs;

•	diversion of management attention from existing business;

•	potential loss of our key employees or the key employees of any business we acquire;

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition; and

•	decline in the value of acquired properties, companies or securities.

Any one or more of these factors or other risks could cause us not to realize the benefits anticipated to result from the acquisition of properties or companies, and could have a material adverse effect on our ability to grow and on our financial condition.

We are subject to litigation risks.

All industries, including the mining industry, are subject to legal claims, with and without merit. We are involved in various routine legal proceedings, which include labor matters such as unfair termination claims, supplier matters and property issues incidental to our business. We believe it is unlikely that the final outcome of these legal proceedings will have a material adverse effect on our financial position or results of operation. However, defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, there can be no assurance that the resolution of any particular legal proceeding will not have a material effect on our financial position or results of operations.

Operational Risks

The technology, capital costs and cost of production of refractory mineral reserves and non-reserves at Bogoso/Prestea remain subject to a number of uncertainties, including funding uncertainties.

Based upon the completion of our Bogoso sulfide project feasibility study in 2001 and its subsequent review by a qualified person under Canada’s National Instrument 43-101, the refractory material at Bogoso/Prestea has been included in our proven and probable mineral reserves. While the sulfide project feasibility study indicated that refractory mineral reserves can be profitably mined and processed at gold prices at or above $275 per ounce, the capital cost to upgrade the Bogoso processing plant with a bio-oxidation or BIOX circuit to process refractory ore, together with related mining equipment, and facilities, is significant. The capital cost of the sulfide project together with our other Bogoso/Prestea expansion plans including capitalized exploration, mine development, and expanding the mining fleet is expected to be approximately $70 million expected to be spent in 2004 and 2005. We cannot assure you that we will have access to capital, whether from internal or external sources, in the required amounts or on acceptable terms. While the processing technology envisioned in the feasibility study has been successfully utilized at other mines, we cannot assure you, in spite of our testing, engineering and analysis, that the technology will perform successfully at commercial production levels on the Bogoso/Prestea refractory sulfide ores. Therefore, we cannot assure you that our production estimates can be achieved.

Completion of development of Wassa and the projected expansion of Bogoso/Prestea is subject to a number of uncertainties.

We have completed a feasibility study regarding the development of and commencement of production at Wassa in Ghana using conventional CIL processing techniques and have commenced development of the Wassa mine. We cannot assure you that production will commence when we currently anticipate. We have not yet completed technical studies for the projected $70 million expansion of Bogoso/Prestea. The management of mine development projects and start-up of new operations are complex. We do not have a history of managing simultaneously two significant development projects and an ongoing operation. We cannot assure you that these development projects will be completed at the cost and on the schedule predicted, or that gold grades and recoveries, production rates or costs anticipated will be achieved. Any development of Wassa and expansion of Bogoso/Prestea are subject to all of the risks described in this Form 10-K, including “Risk Factors — Operational Risks — The development and operation of our mining projects involve numerous uncertainties.”

Declining gold prices could reduce our estimates of mineral reserves and non-reserves and could result in delays in development until we can make new estimates and determine new potential economic development options under the lower gold price assumptions.

In addition to adversely affecting our mineral reserve estimates and our financial condition, declining gold prices could impact operations by requiring a reassessment of the feasibility of all or a portion of a particular project. A reassessment might be the result of a management decision or could be required under financing arrangements related to the project. Even if the project is ultimately determined to be economically viable, the need to conduct a reassessment could cause substantial delays or might interrupt operations until the reassessment can be completed.

We are subject to a number of operational hazards that can delay production or result in liability to us.

Our activities are subject to a number of risks and hazards including:

•	environmental hazards;

•	discharge of pollutants or hazardous chemicals;

•	industrial accidents;

•	labor disputes;

•	supply and shipping problems and delays;

•	unusual or unexpected geological or operating conditions;

•	slope failures;

•	cave-ins of underground workings;

•	failure of pit walls or dams;

•	fire;

•	changes in the regulatory environment; and

•	natural phenomena such as inclement weather conditions, floods and earthquakes.

These or other occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, delayed production, monetary losses and possible legal liability. We could incur liabilities as a result of pollution and other casualties. Satisfying such liabilities could be very costly and could have a material adverse effect on our financial position and results of operations.

Our mining operations are subject to numerous environmental laws, regulations and permitting requirements that can delay production and adversely affect operating and development costs.

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

A significant portion of our recently acquired Dunkwa property and portions of our Wassa development property as well as some of our exploration properties in Ghana are located within forest reserve areas. Although Dunkwa and

Wassa have been identified by the Government of Ghana as eligible for mining permits subject to normal procedures and a site inspection, there can be no assurance that permits for projects in forest reserve areas will be issued in a timely fashion, or at all, or that such permits will not contain special requirements with which it is burdensome or expensive to comply.

Our planned development of Wassa, relocation of the processing plant to Bondaye near Prestea, conversion of the existing Bogoso/Prestea processing plant to process refractory sulfides and other activities will require mining and other permits from the Government of Ghana. There can be no assurance that these permits will be issued on a timely basis or at all, or that permits issued will not be subject to requirements or conditions with which it is burdensome or expensive to comply. This could adversely affect our projected production commencement dates, production amounts and costs.

As a result of the foregoing risks, project expenditures, production quantities and rates and cash operating costs, among other things, could be materially and adversely affected and could differ materially from anticipated expenditures, production quantities and rates, and costs. In addition, estimated production dates could be delayed materially. Any such events could materially and adversely affect our business, financial condition, results of operations and cash flows.

The development and operation of our mining projects involve numerous uncertainties.

Mine development projects, including our ongoing development at Wassa and anticipated expansion at Bogoso/Prestea, typically require a number of years and significant expenditures during the development phase before production is possible.

Development projects are subject to the completion of successful feasibility studies and environmental assessments, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

•	estimation of mineral reserves and mineral resources;

•	anticipated metallurgical recovery rates;

•	environmental considerations and permitting;

•	future gold prices; and

•	anticipated capital and operating costs of such projects.

Our mine development projects could have limited relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probable mineral reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses and might not prove to be accurate.

Any of the following events, among others, could affect the profitability or economic feasibility of a project:

•	unanticipated changes in grade and tonnage of ore to be mined and processed;

•	unanticipated adverse geotechnical conditions;

•	incorrect data on which engineering assumptions are made;

•	costs of constructing and operating a mine in a specific environment;

•	availability and cost of processing and refining facilities;

•	availability of economic sources of power;

•	adequacy of water supply;

•	adequate access to the site including competing land uses (such as agriculture and illegal mining);

•	unanticipated transportation costs;

•	government regulations (including regulations relating to prices, royalties, duties, taxes, permitting, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

•	fluctuations in gold prices; and

•	accidents, labor actions and force majeure events.

Adverse effects on the operations or further development of a project could also adversely affect our business, financial condition, results of operations and cash flow. Because of these uncertainties, and others identified in “Risk

Factors”, there can be no assurance that our production estimates at Bogoso/Prestea and Wassa can or will be achieved.

We need to continually obtain additional mineral reserves for gold production.

Because mines have limited lives based on proven and probable mineral reserves, we must continually replace and expand our mineral reserves as our mines produce gold. At current average production rates, we estimate that Bogoso/Prestea has over ten years of mine life, but our estimates might not be correct and the mine life would be shortened if we expand production. Our ability to maintain or increase our annual production of gold will be dependent in significant part on our ability to bring new mines into production and to expand or extend the life of existing mines.

Gold exploration is highly speculative, involves substantial expenditures, and is frequently non-productive.

Gold exploration, including the exploration of the Prestea Underground, involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in gold exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our gold exploration efforts will be successful. The success of gold exploration is determined in part on the following factors:

•	the identification of potential gold mineralization based on superficial analysis;

•	the quality of our management and our geological and technical expertise; and

•	the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization. It could take several years to establish proven and probable mineral reserves and to develop and construct mining and processing facilities. As a result of these uncertainties, we cannot assure you that current and future exploration programs will result in the discovery of mineral reserves, the expansion of our existing mineral reserves and the development of mines.

We face competition from other mining companies in connection with the acquisition of properties.

We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, precious metals. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we might be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition could be materially adversely affected.

Title to our mineral properties could be challenged.

Our policy is to seek to confirm the validity of our rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions could be severely constrained. We might not have conducted surveys of all of the properties in which we hold direct or indirect interests and, therefore, their precise area and location could be in doubt. Accordingly, our mineral properties could be subject to prior unregistered agreements, transfers or claims, and title could be affected by, among other things, undetected defects. In addition, we might be unable to operate our properties as permitted or to enforce our rights with respect to our properties.

We depend on the services of key executives.

We are dependent on the services of key executives including our President and Chief Executive Officer and a small number of highly skilled and experienced executives and personnel. Due to the relatively small size of our company, the loss of these persons or our inability to attract and retain additional highly skilled employees could adversely affect the exploration and development of our properties, which could have a material adverse effect on our business and future operations.

The period of weak gold prices prior to 2002 resulted in the depletion in the number of trained and experienced professionals and managers in our industry. Higher gold prices have resulted in an increased demand for these people, and it could therefore be more difficult to attract or retain such experienced professionals and managers without significantly increasing the cost to Golden Star.

Our insurance coverage could be insufficient.

Our business is subject to a number of risks and hazards generally, including:

•	adverse environmental conditions;

•	industrial accidents;

•	labor disputes;

•	unusual or unexpected geological conditions;

•	ground or slope failures;

•	cave-ins;

•	changes in the regulatory environment; and

•	natural phenomena such as inclement weather conditions, floods and earthquakes.

Such occurrences could result in:

•	damage to mineral properties or production facilities;

•	personal injury or death;

•	environmental damage to our properties or the properties of others;

•	delays in mining;

•	monetary losses; and

•	possible legal liability.

Although we maintain insurance in amounts that we believe to be reasonable, our insurance might not cover all the potential risks associated with our business. We might also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage might not continue to be available or might not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to us or to other companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards which we cannot insure against or which we might elect not to insure against because of premium costs or other reasons. Losses from these events might cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

Governmental and Regulatory Risks

As a holding company, limitations on the ability of our operating subsidiaries to make distributions to us could adversely affect the funding of our operations.

We are a holding company that conducts operations through foreign (principally African) subsidiaries and joint ventures, and substantially all of our assets consist of equity in these entities. Accordingly, any limitation on the transfer of cash or other assets between the parent corporation and these entities, or among these entities, could restrict our ability to fund our operations efficiently. Any such limitations, or the perception that such limitations might exist now or in the future, could have an adverse impact on our valuation and stock price.

We are subject to changes in the regulatory environment where we operate.

Our mining operations and exploration activities are subject to extensive regulation governing various matters, including:

•	licensing

•	production

•	taxes

•	water disposal

•	toxic substances

•	development and permitting

•	exports

•	imports

•	labor standards

•	occupational health and safety

•	mine safety

•	environmental protections

Compliance with these regulations increases the costs of the following:

•	planning

•	designing

•	drilling

•	operating

•	developing

•	constructing

•	closure and reclamation

We believe that we are in substantial compliance with current laws and regulations in Ghana and elsewhere. However, these laws and regulations are subject to frequent change and reinterpretation. Due to the substantial increase in mining development during 2003 in Ghana, the Government of Ghana has been reviewing the adequacy of reclamation bonds and guarantees throughout the country and in some cases has requested higher levels of bonding than previously had been required. There can be no assurance that our bonds would not be increased. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation or interpretation of these laws and regulations could have a material adverse impact on us, cause a reduction in levels of production and delay or prevent the development or expansion of our properties in Ghana.

Government regulations limit the proceeds from gold sales that could be withdrawn from Ghana. Changes in regulations that increase these restrictions could have a material adverse impact on us, as Bogoso/Prestea is currently our only source of internally generated operating cash flows.

The Government of Ghana has the right to participate in the ownership and control of certain subsidiaries.

The Government of Ghana currently has a 10% carried interest in our subsidiaries that own our Bogoso/Prestea mine, Wassa development property and Prestea Underground property. The Government of Ghana also has: (a) the right to acquire up to an additional 20% equity interest in each of these subsidiaries for a price to be determined by agreement or arbitration; (b) the right to acquire a special share or golden share in such subsidiaries at any time for no consideration or such consideration as the Government of Ghana and such subsidiaries might agree; and (c) a pre-emptive right to purchase all gold and other minerals produced by such subsidiaries. We cannot assure you that the Government of Ghana would not seek to exercise one or more of these rights, which could reduce our equity interest. A reduction in our equity interest could reduce our income or cash flows from Bogoso/Prestea and/or reduce our anticipated income or cash flows from Wassa, reducing amounts available to us for reinvestment and adversely affecting our ability to take certain actions.

We are subject to risks relating to exploration, development and operations in foreign countries.

Certain laws, regulations and statutory provisions in certain countries in which we have mineral rights could, as they are currently written, have a material negative impact on our ability to develop or operate a commercial mine. For countries where we have exploration or development stage projects, we intend to negotiate mineral agreements with the governments of these countries and seek variances or otherwise be exempted from the provisions of these laws, regulations and/or statutory provisions. We cannot assure you, however, that we will be successful in obtaining mineral agreements or variances or exemptions on commercially acceptable terms.

Our assets and operations are affected by various political and economic uncertainties, including:

•	the risks of war, civil unrest, coups or other violent or unexpected changes in government;

•	political instability and violence;

•	expropriation and nationalization;

•	renegotiation or nullification of existing concessions, licenses, permits, and contracts;

•	illegal mining;

•	changes in taxation policies;

•	restrictions on foreign exchange and repatriation; and

•	changing political conditions, currency controls, and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

Illegal mining occurs on our properties, is difficult to control, can disrupt our business and can expose us to liability.

Artisanal miners illegally work on our properties from time to time, despite the fact that we have hired security personnel to protect our properties. The presence of illegal miners could lead to project delays and disputes regarding the development or operation of commercial gold deposits. The work performed by the illegal miners could cause environmental damage or other damage to our properties, or personal injury or death for which we could potentially be held responsible. Extensive illegal mining could result in surface depletion of mineral deposits, potentially making the future mining of such deposits uneconomic.

Our activities are subject to complex laws, regulations and accounting standards that can adversely affect operating and development costs, the timing of operations, the ability to operate and financial results.

Our business, mining operations and exploration and development activities are subject to extensive Canadian, US, Ghanaian and other foreign, federal, state, provincial, territorial and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, waste disposal, protection of the environment, reclamation, historic and cultural resource preservation, mine safety and occupational health, toxic substances, reporting and other matters, as well as accounting standards. Compliance with these laws, regulations and standards or the imposition of new such requirements could adversely affect operating and development costs, the timing of operations, the ability to operate and financial results.

Market Risks

The market price of our common shares could experience volatility and could decline significantly.

Our common shares are listed on the American Stock Exchange and the Toronto Stock Exchange. Securities of small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in gold prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. Other factors unrelated to our performance that could have an effect on the price of our common shares include the following:

•	the extent of analytical coverage available to investors concerning our business could be limited if investment banks with research capabilities do not continue to follow our securities;

•	the trading volume and general market interest in our securities could affect an investor’s ability to trade significant numbers of common shares;

•	the relatively small size of the public float will limit the ability of some institutions to invest in our securities; and

•	a substantial decline in our stock price that persists for a significant period of time could cause our securities to be delisted from the American Stock Exchange and the Toronto Stock Exchange, further reducing market liquidity.

As a result of any of these factors, the market price of our common shares at any given point in time might not accurately reflect our long-term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

You could have difficulty or be unable to enforce certain civil liabilities on us, certain of our directors and our experts.

We are a Canadian corporation. Substantially all of our assets are located outside of Canada and the US, and our head office is located in the US. Additionally, a number of our directors and the experts named in this Form 10-K are residents of Canada. Although we have appointed Koffman Kalef, Suite 1900, 885 West Georgia Street, Vancouver, British Columbia and Field LLP, 1900, 350 - 7th Avenue S.W., Calgary, Alberta as our agents for service of process in the Provinces of British Columbia and Alberta respectively, it might not be possible for investors to collect judgments obtained in Canadian courts predicated on the civil liability provisions of securities legislation. It could also be difficult for you to effect service of process in connection with any action brought in the US upon such directors and experts. Execution by US courts of any judgment obtained against us or, any of the directors, executive officers or experts named in this Form 10-K in US courts would be limited to the assets of Golden Star Resources Ltd. or the assets of such persons or corporations, as the case might be, in the US. The enforceability in Canada of US judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the US is doubtful.

There may be certain tax risks associated with investments in our company.

Potential investors that are US taxpayers should consider that we could be considered to be a “passive foreign investment company” (“PFIC”) for federal income tax purposes. Although we believe that we currently are not a PFIC and do not expect to become a PFIC in the near future, the tests for determining PFIC status are dependent upon a number of factors, some of which are beyond our control, and we can not assure you that we would not become a PFIC in the future. If we were deemed to be a PFIC, then a US taxpayer who disposes or is deemed to dispose of our shares at a gain, or who received a so-called “excess distribution” on the shares, generally would be required to treat such gain or excess distribution as ordinary income and pay an interest charge on a portion of the gain or distribution unless the taxpayer makes a timely qualified electing fund election (a “QEF” election). A US taxpayer who makes a QEF election generally must report on a current basis his or her share of any of our ordinary earnings and net capital gain for any taxable year in which we are a PFIC, whether or not we distribute those earnings. Special estate tax rules could be applicable to our shares if we are classified as a PFIC for income tax purposes.

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

Sales of a large number of our common shares in the public markets, or the potential for such sales, could decrease the trading price of our common shares and could impair our ability to raise capital through future sales of our common shares. We completed sales of units, comprised of common shares and warrants, in January, July and December 2002 and February 2003 and sales of common shares in August, October, and December 2003, all but the December 2003 offering at prices significantly less than the current market price of our common shares. Accordingly, a significant number of our shareholders have an investment profit in our securities that they could seek to liquidate. Substantially all of our common shares not held by affiliates can be resold without material restriction in the US and Canada.

The existence of outstanding rights to purchase common shares could impair our ability to raise capital.

As of December 31, 2003 approximately 22.6 million common shares are issuable on exercise of warrants, options or other rights to purchase common shares at prices ranging from Cdn$1.02 to Cdn$9.07. During the life of the warrants, options and other rights, the holders are given an opportunity to profit from a rise in the market price of our common shares with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period such rights are outstanding could be adversely affected, and the existence of the rights could have an adverse effect on the price of our common shares. The holders of the warrants, options and other rights can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by new offering of securities on terms more favorable than those provided by the outstanding rights.

ITEM 2. DESCRIPTION OF PROPERTIES

MAP OF AFRICAN PROPERTIES

The map below shows the locations of Bogoso, Prestea, Wassa and the Prestea Underground in Ghana, and various exploration properties. These properties are described in further detail below.

MAP — AFRICA
Map of “GOLDEN STAR PROPERTIES IN AFRICA,” showing specific project locations in Ghana.

PROPERTY STATUS TABLE

The chart below summarizes information regarding certain of our properties, which are described in further detail afterwards:

		Expiration		2003
Property	Type of Interest	Date	Property size	Status	Comments

Bogoso (Ghana)	Government granted mining leases held by a 90% owned subsidiary	8/21/17 8/16/18	95 km2	Active	Mining stage

Prestea (Ghana)	Government granted mining lease held by a 90% owned subsidiary	7/6/31	129 km2	Active	Mining stage

Wassa (Ghana)	Government granted mining lease held by a 90% owned subsidiary	9/16/22	102 km2 another 172 km2 applied for	Active	Development stage

Prestea Underground (Ghana)	Government granted mining lease, 59%(1) beneficial interest	7/6/31	129 km2 Lies directly below Prestea surface lease	Active	Exploration stage

Dunkwa Properties (Ghana)	Various	Various	125 km2	Active	Exploration stage

Akropong Trend (Ghana)	Option agreements	Various	697 km2	Active	Exploration stage

Obuom (Ghana)	52% interest in joint venture	Awaiting renewal	44 km2 another 101 km2 applied for	Inactive	Exploration stage

Other Africa	Various	Various	approximately 750 km2	Active	Exploration stage

Saramacca Properties (Suriname)	Government granted right of exploration and option agreements	Renewals Pending	871 km2	Active	Exploration stage

Bon Espoir (French Guiana)	PER (Permit Exclusif de Recherches). 73% ownership	10/31/06	466 km2	Active	Exploration stage

Dorlin(2) (French Guiana)	PER (Permit Exclusif de Recherches). 86.5% including direct and indirect ownership	1/31/06	84 km2	Inactive	Exploration stage

Yaou(2) (French Guiana)	PER (Permit Exclusif de Recherches). 86.5% including direct and indirect ownership	1/31/06	52 km2	Inactive	Exploration stage

		Expiration		2003
Property	Type of Interest	Date	Property size	Status	Comments

Paul Isnard (French Guiana)	8 Concessions. 73% ownership	12/31/18	150 km2	Inactive	Exploration stage
	PER (Permit Exclusif de Recherches). 73% ownership	12/1/02 Awaiting renewal	283 km2	Inactive	Exploration stage

(1) The Prestea Underground Joint Venture, which owns Prestea Underground, is owned approximately 66% by BGL, our 90% owned subsidiary.

(2) We own a 50% interest in Yaou and Dorlin and our 73% owned subsidiary, Guyanor owns a 50% interest.

MINING IN GHANA

Ghanaian Ownership and Special Rights

Ghana is situated on the West Coast of Africa, approximately 600 kilometers north of the equator on the Gulf of Guinea. Accra, the capital city of Ghana, is located on the Prime Meridian. After a period as a British colony, Ghana achieved independence in 1957 and it is now a republic with a democratically elected government. Ghana has a population of approximately 20 million people. English is the official and commercial language. The total land area of the country is approximately 238,000 square kilometers and the topography is relatively flat. Ghana has a tropical climate with two rainy seasons and two dry seasons, each year.

Rights to explore and develop a mine are administered through the Minerals Commission, a governmental organization designed to promote and control the development of Ghana’s mineral wealth. A company or individual can apply to the Minerals Commission for a renewable exploration concession granting exclusive rights to explore for a particular mineral in a selected area for a period of two years. When exploration has successfully delineated a mineable mineral reserve, an application is made to the Minerals Commission for conversion to a mining lease, granting a company the right to produce a specific product from the concession area for a period of normally 20 to 30 years. Production must begin within two years of the date of granting a mining lease.

The Government of Ghana has a 10% carried interest in BGL and WGL, and is entitled to acquire up to an additional 20% interest in each of BGL and WGL. The carried interest entitles the Government of Ghana to a pro-rata share of future dividends (none have been declared to date), if any, from BGL and WGL once all capital is repaid, and the Government of Ghana has no obligation to contribute development or operating expenses. BGL and WGL owe $61.1 million and $50.3 million, respectively, to Golden Star as of December 31, 2003 for past advances and debts and such amounts would be repaid to us before payment of any dividends. If the Government of Ghana wishes to exercise its right to acquire an additional 20%, it must first give reasonable notice, and pay a mutually agreed price. If there is no agreement, the purchase price would be the fair market value of such interest at such time as determined by arbitration conducted by the International Centre for the Settlement of Investment Disputes. The Government of Ghana could also acquire further interests in BGL and/or WGL on terms mutually acceptable to the Government and BGL or WGL. To date the Government has indicated no intent to obtain additional ownership in any of our properties.

The Government of Ghana is entitled to acquire a special or golden share in BGL or WGL or any mining company at any time for no consideration or such consideration as the Government of Ghana and BGL or WGL might agree. The special share would constitute a separate class of shares with such rights as the Government of Ghana and BGL or WGL might agree. In the absence of such agreement, the special share would have the following rights:

•	the special share would carry no voting rights, but the holder would be entitled to receive notice of and attend and speak at any general meeting of the members or any separate meeting of the holders of any class of shares;

•	the special share could only be issued to, held by, or transferred to the Government or a person acting on behalf of the Government;

•	the written consent of the holder of the special share would be required for all amendments to the organizational documents of the company, the voluntary winding-up or liquidation of the company or the disposal of any mining lease or the whole or any material part of the assets of the company; and

•	the holder of the special share would be entitled to the payment of a nominal sum of 1,000 Ghanaian Cedis in a winding-up or liquidation of the company in priority to any payment to other members and could require the company to redeem the special share at any time for a nominal sum of 1,000 Cedis.

BGL and WGL have not issued nor to date been requested to issue any such special share to the Government of Ghana.

The Government of Ghana has a pre-emptive right to purchase all gold and other minerals produced by BGL and WGL. The purchase price would be such price as the Government of Ghana and BGL and WGL might agree on, or the price established by any gold hedging arrangement between BGL or WGL and any third party approved by the Government, or the publicly quoted market price prevailing for the minerals or products as delivered at the mine or plant where the right of preemption was exercised. The Government of Ghana has agreed to take no preemptive action pursuant to its right to purchase such gold or other minerals so long as BGL and WGL sell gold in accordance with certain procedures for selling gold approved by the Bank of Ghana.

Ghanaian Royalty Requirements

Under the laws of Ghana, a holder of a mining lease is required to pay quarterly a royalty of not less than 3% per annum and not more than 12% per annum of the total revenues earned from the lease area. The Government of Ghana determines the royalty percentage each year based on the ratio that the operating margin bears to the value of gold produced from a mining lease in that year. Based on the Mineral Royalty Regulation of 1987, the royalty is 3% when the operating ratio is 30% or less, the royalty increases 0.225% for each 1% increase in operating ratio until the royalty reaches a maximum of 12% at an operating ratio of 70%. In 2003, 2002 and 2001 the royalty rate for BGL was 3% of revenues, and the amounts paid were $1.9 million, $1.2 million and $0.7 million, respectively. The royalty payments from Golden Star have not exceeded 3% per annum in any year.

Ghanaian Environmental Regulations

BGL and WGL are in substantial compliance with the environmental requirements imposed by Ghanaian laws and guidelines and applicable guidelines and standards published by the World Bank. BGL completed significant work during 1999 to identify the outstanding reclamation liabilities for Bogoso/Prestea and to prepare a rehabilitation work plan. Significant work has been performed during 2001, 2002 and 2003 to advance this plan and to reduce the outstanding reclamation liability. Expenditures for ongoing rehabilitation work, including the capping of sulfide material, backfilling of worked out pits, and the contouring and re-vegetation of waste dumps, were approximately $0.8 million, $0.5 million, and $0.2 million for 2003, 2002, and 2001, respectively. As at December 31, 2003 BGL had $3.3 million of restricted cash set aside for environmental reclamation of the Bogoso Mine.

A reclamation liability of $2.3 million was recognized upon the acquisition of the Wassa property in September 2002, this amount representing the discounted estimated cost of reclamation as of the date of the acquisition.

Community Development Programs

In mid-2001 we initiated an “Alternative Livelihood and Sustainable Development Program” in the Bogoso/Prestea area. In 2004 we plan to expand the program to Wassa. The goals of the Program are to assist the communities in the vicinity of our mining operations to create alternative employment opportunities, promote growth of sustainable economic development and to reduce the community’s dependence on mining.

Given the importance of agriculture in the local economy, much of our efforts have been focused on agricultural opportunities. A demonstration farm has been established at one of the backfilled pits at Prestea where we now have a fish farm, a mulberry plantation and a silk production and processing facility. We plan to add demonstration plots of citrus crops and ginger in 2004. Studied have shown that Chinese silk production has fallen in recent years, providing an opportunity for new supply centers, and the climate of western Ghana appears to be well suited to sericulture.

The farm facility is used for training and assistance to the 150 local farmers who have signed up to participate in the Program. In addition, the farm is providing participants with seed stock and fish and silk worms for use on their own farms.

Working with local Ghanaian government agencies, we have encouraged formation of agricultural cooperatives, the first of which has recently obtained a plot of ground in the Prestea area to initiate a silk operation. We have also made contact with various non-governmental developmental groups in hopes of facilitating availability of micro-project financing for the Bogoso/Prestea communities.

During 2004 we are planning to provide two new oil-palm/palm kernel processing facilities in the local area to more efficiently process the palm oil production already existing in the area.

In addition to the alternative livelihood projects, we are involved in the ongoing funding of several community assistance projects. We have provided funding and assistance for school improvements and equipment, libraries, a day care center, community centers, potable water systems, sports facilities and toilet facilities.

OPERATING PROPERTIES

The Bogoso/Prestea Operation

Overview of the Bogoso/Prestea Operation

Bogoso/Prestea consists of a gold mining/processing operation located along the Ashanti Trend in western Ghana, approximately 35 kilometers northwest of the town of Tarkwa from which it can be reached by paved roads. The mining areas at Prestea are linked to the Bogoso processing plant by paved and gravel haul-roads located on our properties. Equipment and facilities at Bogoso/Prestea include several open pit mines, a nominal 6,000 tonne per day CIL gold processing plant and a fleet of haul trucks, loaders and mining support equipment. In addition, there are numerous ancillary support facilities such as power and water supply equipment, haul roads, housing for management and technical staff, a medical clinic, tailings storage facility, waste dumps, warehouse, maintenance shops, offices and administrative facilities. The Bogoso/Prestea properties cover 224 square kilometers and mining rights are granted through several mining leases, which expire in or after August 2017.

Commercial mining at Bogoso dates back to the early years of the 20th century. During its 20-year period of operations from 1935 to 1955, production totaled over 900,000 ounces of gold at an average recovered grade of 3.73 g/t. Underground mining has been conducted at Prestea for more than 130 years. From 1873 to 1965, the current Prestea property was comprised of a number of different licenses operated by independent mining companies, which, in 1965, were amalgamated by the Government of Ghana into Prestea Goldfields Limited, under the aegis of the State Gold Mining Corporation.

BGL started surface mining operations on the Prestea concession in September 2001, with the first ore being processed at the Bogoso processing plant in October 2001. Total gold production from the Prestea area since recorded mining commenced in the 1870s is reported by the Ghana Chamber of Mines to be in excess of nine million ounces, making it the second largest historical gold producing area in Ghana, after the Obuasi mine.

The Bogoso property was acquired for a total cost of $18.9 million in a series of transactions beginning in 1999 with the final contingent payments being made in February 2003. In 2001, we acquired a 90% interest in the adjoining Prestea property for total consideration of approximately $8.0 million from Barnato Exploration Limited (“Barnex”) and Prestea Gold Resources Limited. Barnex retained a royalty interest in Prestea, which varied, according to a gold price formula, from a minimum of $6.00 per ounce at gold prices less than $260 per ounce to a maximum of $16.80 per ounce at gold prices at or above $340 per ounce. We bought back all of Barnex royalty rights for approximately $12.0 million in common shares in November 2003.

Bogoso/Prestea Expansion Project

The known mineral reserves at Bogoso/Prestea can be grouped into three general categories based on the metallurgy of the ore. They are referred to as: (a) oxide ore which is non-refractory and has been successfully processed in the existing Bogoso CIL and gravity circuits; (b) non-refractory transition and sulfide ores which we expect to successfully process at the Bogoso processing plant following the reactivation of the processing plant’s flotation circuit in early 2004; and (c) refractory transition and sulfide ores which would require some form of oxidation process prior to gold recovery. The oxide ores are found at surface, down to the general level of the water table, while sulfide ores are located at depth. Between these two distinct ore types lies the transition ore, of varying thickness, a zone of partially oxidized ore. Our Bogoso/Prestea reserves at the end of 2003 are comprised of approximately 13% oxide ore, 15% transition ores, and 72% sulfide ores on a gold content basis.

The existing Bogoso processing plant is configured to process primarily oxide ores. In recent years additions to the processing plant’s equipment made it possible to treat certain transition ores but not all of the transition ores known to exist at Bogoso/Prestea. Gold recovery from oxide ores is typically around 80% to 85% but when processing transition ores the recovery rate drops substantially below this. In 2001 when processing large tonnages of transition ores from the old Bogoso pits, the gold recovery rate dropped below 50%.

To facilitate efficient processing of the sulfide and transition ores and to expand the productive capacity of Bogoso/Prestea, we plan to make major modification to the existing Bogoso processing plant during 2004 and 2005 and at the same time add a second processing plant on the Prestea property, which will be designed to process oxide ores and other non-refractory ores.

In July 2003 we purchased a used 4,500 tonne per day conventional CIL processing plant, associated stores inventory, and a six-megawatt powerhouse from an inactive mine site in Ghana. This facility was dismantled in the third and fourth quarters of the year and will be moved to Prestea in early 2004. During 2004 we plan to reassemble this processing plant at a site approximately 5 kilometers south of the town of Prestea. With the appropriate modifications it should be able to process oxide ores and some of the transition ores found at Bogoso/Prestea. This new processing plant is now referred to as the Bondaye processing plant. We expect the Bondaye processing plant to be operational in the fourth quarter of 2004 if the required approvals and permits are obtained as expected.

Also during 2004 and into mid 2005, we plan to modify the existing Bogoso processing plant, via the addition of a bio-oxidation (“BIOX”) circuit, to process sulfide ore. The modifications would be done in a manner that will allow the Bogoso processing plant to continue processing oxide and transition ores during 2004 until the BIOX modifications are completed. We expect the Bogoso processing plant upgrades to be competed in 2005 and at that point begin to process only refractory transition and sulfide ores. Once the Bondaye processing plant construction and the Bogoso processing plant upgrades are completed, we anticipate being able to process all of the known ore types existing at Bogoso/Prestea and in the surrounding area.

We currently estimate the cost to move, reassemble and modify the Bondaye processing plant, to add the BIOX upgrade to the existing Bogoso processing plant, and to expand the mining fleet at Bogoso/Prestea as required to feed the expanded total complex, total about $70 million, not including the $4.3 million initial purchase cost of the Bondaye processing plant.

The BIOX process is designed to treat refractory gold ores prior to cyanidization by utilizing naturally occurring bacteria capable of oxidizing gold-bearing sulfide concentrates under controlled conditions. Prior to the BIOX process, the ore will be crushed and ground utilizing existing equipment at the Bogoso processing plant. A combination of flotation and gravity circuits, including circuits already at the Bogoso processing plant, will then separate a sulfide concentrate from the ore slurry with the gold locked in the matrix of the sulfide minerals. The bacteria used in the BIOX process oxidize the sulfide minerals in the concentrate thereby liberating the gold particles which are then recovered by cyanidation. The bacteria used in the BIOX process are non-pathogenic and pose no health risks.

The BIOX process has been successfully employed since the mid 1980s with five operations now using the process worldwide including Ashanti Goldfields Company Limited’s Obuasi gold mine located 100 kilometers north of Bogoso. The Obuasi mine is currently treating approximately 1,000 tonnes of sulfide concentrates per day with gold recoveries averaging 92%. Two new BIOX processing plants are currently in construction, one in Australia and one in Kazakhstan. While all plants constructed to date have reached design capacity in less than three months after start-up, there is no assurance that we will achieve similar results.

BIOX bench and pilot scale tests on Bogoso sulfide ores have consistently yielded gold recoveries in excess of 86%. This compares to 55% achievable by direct cyanide treatment. The cost of BIOX treatment is estimated to be approximately $10.40 per tonne of ore processed. This is higher than the current operating costs for oxide ores at Bogoso, but is expected to be cost effective when compared to other options for treating refractory sulfide ores.

The Bogoso/Prestea expansion plans outlined above are subject to the completion of technical studies now underway, subsequent board approval, obtaining all requisite environmental permits and successful resolution of potential technical difficulties that could be encountered during the construction and start-up of the new facilities.

Geology at Bogoso/Prestea

The Bogoso/Prestea property lies within the Eburnean Tectonic Province in the West African Precambrian Shield. Prestea covers a 22 kilometers stretch of the Ashanti Trend located immediately south of Bogoso. The area is dominated by a major northeast-southwest trending structural fault zone referred to as the Ashanti Trend, which hosts the Prestea, Bogoso, Obuasi and Konongo gold deposits, among others. Parallel to the Ashanti Trend is the Akropong Trend, which hosts the Ayanfuri deposit. The Akropong Trend is about 15 kilometers west of the Ashanti Trend in the Bogoso region, and gradually converges with it, converging at Obuasi and forming the basis for the world class Obuasi deposit, owned and operated by Ashanti Goldfields Company Limited.

Operation Results for Bogoso/Prestea

Bogoso/Prestea Operating Results	2003	2002	2001

Ore milled (t)	2,093,600	2,271,747	2,098,165
Rate (t/day)	5,736	6,223	5,748
Grade milled (g/t)	3.29	2.31	2.69
Recovery %	81.2	74.4	49.6
Total gold production (oz)(1)	174,315	124,400	87,936
Cash operating cost ($/oz)	166	193	263
Total cash cost ($/oz)	184	215	271

(1) Gold production is shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital has been repaid, the Government of Ghana would receive 10% of the dividends from the subsidiaries owning the Bogoso/Prestea and Wassa mines.

Mineral Reserves and Mineral Resources at Bogoso/Prestea

Bogoso/Prestea has proven and probable mineral reserves of 26.4 million tonnes with a grade of 3.25 g/t containing approximately 2.7 million ounces of gold before a reduction for the 10% minority interest. Total measured and indicated mineral resources total 26.8 million tonnes with a grade of 2.50 g/t before a reduction for the 10% minority interest. The current proven and probable mineral reserves should support mining operations for approximately ten years, although we expect the mine life to be extended as we continue to evaluate mineral resources through ongoing exploration efforts. See the Proven and Probable Mineral Reserves table and the Non-Reserves — Measured and Indicated Mineral Resource table in Item 1 of this 10-K.

Exploration Activities at Bogoso/Prestea

Exploration activities at Prestea during 2003 successfully delineated additional mineral resources and mineralization at the southern end of the Prestea property. Following up on gold in soil anomalies defined in 2002, four meter deep auger drilling was conducted during the first half of 2003. The four meter auger program helped to define the traces of gold in the soil and confirmed the existence of mineralized structures below one meter. Areas where deep auger drilling confirmed subsurface gold mineralization was tested further with drilling. Drilling programs have involved two drill rigs, one stepping out on 100 meter spacing and the second drill rig infilling on 50 meter spacing. The drilling program thus far has tested two sub-parallel zones along a combined strike length of seven kilometers. During 2003 we spent $1.6 million on exploration and completed approximately 42,000 meters of drilling. During 2004 we plan to spend approximately $4.3 million on approximately 118,000 meters of drilling at Bogoso/Prestea.

DEVELOPMENT STAGE PROJECT

The Wassa Development Project

Overview of the Wassa Project

In September 2002 we acquired a 90% interest in the Wassa gold property located 35 kilometers east of our Bogoso/Prestea gold operations in Ghana and immediately began a drilling program and engineering studies designed to evaluate the economic viability of the property as a conventional 10,000 tonnes per day CIL gold operation. Based on initial drill results and engineering data, a feasibility study was begun shortly after acquisition and was completed in July 2003. In July 2003 we announced that the project would proceed and that construction of the CIL processing plant would commence immediately. The feasibility study was prepared by our staff supported by a team of independent consultants led by Metallurgical Design and Management (Pty) Ltd. (“MDM”) of South Africa. In July 2003 we also awarded a fixed-price contract to MDM to construct the new CIL plant and associated processing facilities.

Wassa is owned by WGL, one of our 90% owned Ghanaian subsidiaries. As with Bogoso/Prestea, the Government of Ghana holds a 10% carried interest and is not required to contribute any development capital. Any future dividends (none have been declared to date) would be split 90% and 10% between us and the Government of Ghana, respectively. Dividend payments are not anticipated until WGL has repaid all capital.

The first phase of the Wassa development is now nearing completion. As of December 31, 2003 development costs totaled $27.4 million including the feasibility study cost, equipment and construction cost. In October 2003 we paid an additional $11.5 million to buy out all the debt and royalty obligations due the sellers. Phase two development, which is expected to cost $17.3 million, would consist of the purchase of a mining fleet and the commencement of mining and is scheduled to occur early in 2005.

Wassa is scheduled to commence production operations in early 2004 by processing material from the heap leach pads left by the previous owners. Prior to Golden Star’s acquisition, Wassa was operated as an open pit, heap leach operation. Early reprocessing of this material will make the leach pad area available for tailings containment. Construction of the processing plant and CIL circuit is well underway, and the construction of the tailings dam is scheduled for early 2004. The existing powerhouse at Wassa is being supplemented to allow Wassa to generate 100% of its own power requirements in the early stages of the project’s life until a connection to the local power grid is completed during 2004.

Total production from Wassa is expected to be in the range of 50,000 to 55,000 ounces of gold during 2004 at a cash operating cost of approximately $200 to $240 per ounce. Open pit mining is scheduled to commence early in 2005 when processing of the heap leach material is nearing exhaustion. When operating at the planned capacity of 3.5 million tonnes of ore per year on new ore mined from the open pit, gold production is expected to average 140,000 ounces per year, at an average cash operating cost of approximately $200 per ounce.

Wassa was initially developed in the late 1990’s by a consortium of European mining companies and consisted of an open pit mine and a conventional heap leach operation. While operating as a heap leach property, Wassa produced approximately 90,000 ounces of gold per annum for a period of just over two years beginning in 1999 and ending in mid-2001.

Geology at Wassa

Wassa lies within the Eburnean Tectonic Province in the West African Precambrian Shield. The proterozoic rocks that comprise most of the West African craton and host the major gold mineralization in Ghana are subdivided into metasedimentary and volcanic rocks of the Birimian, and Tarkwaian sequences.

Wassa is hosted within the same Birimian volcano-sedimentary greenstone package as Bogoso/Prestea. Wassa is situated on the southeastern limb of the Tarkwa Syncline while Bogoso and Prestea occur along the northwestern limb. The northwestern belt hosts the Obuasi, Prestea, and Bogoso gold mines but the southeastern limb also is characterized by gold mines and mineral occurrences. Tarkwaian hosted deposits along the south eastern limb include Goldfield’s Tarkwa and Abosso mines, while Birimian hosted gold occurrences include St. Jude’s Hwini-Butre property and Wassa.

Mineral Reserves and Mineral Resources at Wassa

Wassa has a probable mineral reserve of 16.2 million tonnes with a grade of 1.28 g/t containing approximately 0.7 million ounces of gold before the reduction for the 10% minority interest. Total measured and indicated mineral resources consist of 9.4 million tonnes with a grade of approximately 0.96 g/t before a reduction for the 10% minority interest. The current mineral reserves should support mining operations for approximately five years at planned mining rates. See the Proven and Probable Mineral Reserves table and the Non-Reserves - Measured and Indicated Mineral Resource table in Item 1 of this 10-K.

Exploration Activities at Wassa

Exploration at Wassa during 2003 concentrated on upgrading the mineral resources contained within and around the current engineered pits as well as delineation of mineral resources at a new discovery site approximately 2 kilometers from the Wassa processing plant, called South Akyempim. A total of approximately 21,000 meters of drilling was completed during 2003. Soil and stream sampling of the Adasse prospecting license, located just north of Wassa, was also completed in 2003. Initial results from Adasse were marginal, but results would be evaluated further to see if any additional follow-up work is warranted. Two of the three reconnaissance permits applied for in 2003 are awaiting final approval from the Government of Ghana and work is expected to commence during the first half of 2004.

Drilling of the first of several gold exploration targets on the Wassa property in Ghana has resulted in the discovery of a new higher-grade zone intersected with 15 drill holes to date. The new mineralized zone, located approximately 2 kilometers southwest of the Wassa mill has an average drill width and gold assay of approximately seven meters at 3.1 grams per tonne at depths between the surface and 165 meters below the surface. Additional drilling is planned for 2004 to follow up on this initial drilling campaign. The new zone, which is called South Akyempim, was identified in the drilling of the first of six geochemical targets which exist in two parallel trends running in a southwesterly direction over a strike length of approximately six kilometers, south of the known reserves at Wassa.

EXPLORATION STAGE PROPERTIES IN GHANA

Prestea Underground

Overview

Prestea Underground is located directly beneath our Prestea property and consists of currently inactive underground workings and support facilities. A program to recondition the two main shafts and their associated hoists for exploration purposes was undertaken during 2002 and 2003. Support facilities include an administrative office, maintenance shops, a warehouse and electrical substations. The former 70 year-old processing plant was dismantled by BGL in 2002 to gain access to the surface mineral reserves now being mined by BGL. Access to the mine site is via a paved road maintained by the Government of Ghana. A rail line connects the town of Prestea to Tarkwa, a major mining supply center approximately 25 kilometers to the east, but there is currently no service on the line. Any potential future production from the Prestea Underground could be trucked to the Bogoso processing plant or planned Bondaye processing plant for processing.

In March 2002 BGL entered into an agreement with Prestea Gold Resources Limited, the former operator of the underground mine, and the Government of Ghana to form a joint venture with BGL as operator and manager, with initial interests of 45%, 45%, and 10%, respectively, to evaluate the Prestea Underground. BGL initially contributed approximately $2.4 million to the joint venture for their initial 45% interest, but since that time BGL has funded all of the refurbishment and geological evaluation expenditures and has increased its interest to approximately 66% at the end of 2003, compared to 54% at the end of 2002.

The Prestea Underground has produced approximately nine million ounces of gold during the last 130 years, the second highest production of any mine in Ghana. The underground workings are extensive, reaching depths of approximately 1,400 meters and extending along a strike length of approximately ten kilometers. Underground workings can currently be accessed via two shafts, one near the town of Prestea and a second approximately four kilometers to the southwest. Underground operations ceased in early 2002, following an extended period of low gold prices.

The Prestea Underground is contained within a mining lease which covers the same area as the surface mining lease granted to BGL in 2001. The surface mining lease extends to a depth of 200 meters below the elevation of the Prestea central shaft collar, while the underground mining lease is restricted to material deeper than 200 meters. The consolidation of the underground mine with the activities of BGL is therefore viewed as a natural progression to the orderly and economic development of the area.

Geology of Prestea Underground

The Prestea deposits are found along the Ashanti Trend which extends over 220 kilometers and which accounts for 80% to 90% of the total quartz lode-hosted gold extracted in Ghana. Other mines located along the same shear are our Bogoso pits, and the Obuasi and Konongo mines owned by others.

Two types of gold hosts have historically been recognized at Prestea: fault-related hydrothermal quartz veins; and disseminated sulfide-hosted gold mineralization associated with metavolcanic pods; the first type of ore was the focus of intense mining during Prestea’s past production. We intend to evaluate both types of mineralization.

Mineral Resources at Prestea Underground

Total inferred mineral resources consist of 1.6 million tonnes with a grade of 8.58 g/t before a reduction for the 41% minority interest. See the Non-Reserves — Inferred Mineral Resource table in Item 1 of this Form 10-K.

Exploration Activities at Prestea Underground

Since the creation of the Prestea Underground joint venture, BGL, as the joint venture manager, has been collating over 100 years worth of data and 15,000 meters of the underground workings have been mapped and digitized and entered into our mine and mineral reserve models. Inferred mineral resources at the Prestea Underground of 1.6 million tonnes grading 8.56 g/t at have been conservatively categorized as inferred until validation sampling and volumetrics have been confirmed.

While awaiting preparation of access to the less developed and less explored lower levels of the Prestea underground workings, we initiated in mid-2003 a series of drill holes at shallower levels where access had already been established. A total of 28 holes were drilled averaging 97 meters in length. These holes were in areas that had received extensive mining and development in the past. While some significant intersections were encountered, no major new mineralized zones were discovered. By the end of 2003 we had obtained access to new areas deeper in the mine where we expect to concentrate our efforts in 2004.

Spending at the Prestea Underground project totaled $3.7 million during 2003, including facility maintenance, engineering, drilling, geologic activities and equipment purchases. Support crews continue to maintain the underground and surface facilities in good working order and assist our underground drilling teams.

The Prestea Underground exploration programs for 2004 will involve drilling from underground and surface sites. Drilling of targets below the extent of the existing mining will be conducted from a series of hanging wall cross cuts on the lower levels of the mine. The underground drilling will test the down dip extension of the high-grade ore zones which were previously exploited.

Akropong Trend Properties

Overview of the Akropong Trend Properties

We have entered into numerous option agreements of properties along the Akropong Trend since the acquisition of BGL in September 1999. All of the mineral properties are located on the Akropong Trend and within approximately 25 kilometers from the BGL plant. In addition to the option agreements, BGL has been granted two prospecting licenses to the south and east of the Akropong Trend and has one application for a prospecting license on the western side of the Trend. The total surface area of the mineral properties covered in the option agreements and applications is approximately 700 square kilometers. The objective of this work is to identify additional mineral reserve opportunities in the immediate vicinity of Bogoso/Prestea that could, in the future, provide additional sources of processing plant feed for the Bogoso or planned Bondaye processing plants. All these projects are at an early stage of exploration and to date they do not have, and ultimately might not have, proven and probable mineral reserves.

Exploration Activities at Akropong Trend Properties

We spent approximately $1.0 million on Akropong projects during 2003 compared to $0.1 million in 2002. Exploration work for 2003 involved soil geochemistry surveys, mechanized trenching, and drilling to delineate the source of the alluvial gold defined by the stream sampling program initiated in 2002. Pending positive results from the soil geochemistry, these anomalies will be drilled in 2004.

Dunkwa Properties

Overview of the Dunkwa Properties

In 2003 we purchased two prospecting licenses, Asikuma and Mansiso, along the Ashanti Trend from Birim Goldfields Inc., which we refer to as the Dunkwa properties. These properties cover 45 kilometers of strike along the Ashanti Trend directly north of and contiguous with the current Bogoso Mining Lease. The addition of the Asikuma and Mansiso prospecting licenses, which cover 56 and 69 square kilometers, respectively, increases our property holdings along this trend to over 100 kilometers in length. In 2003 we also acquired from Ashanti Goldfields Company Limited the rights to the Mampon prospect located on the Asikuma license.

Past and present prospects located on the Dunkwa concessions have been explored during the 1930s to the present day. Several prospects were discovered in the early 1930s and consist of discontinuous gold-bearing quartz veins up to 4m wide with limited known mineralization in the wall rocks. The Mampon prospect was discovered in 1988 using regional geochemical methods and consists of narrow quartz veins with strong pyrite and arsenopyrite mineralization in the wall rocks ranging up to 15% total sulfides. These prospects are also associated with shearing and/or graphitic faults, similar to those seen at Bogoso. There are five known gold prospects on the Dunkwa concession. All of these occur in the same approximate stratigraphic position within Lower Birimian sediments from 1 to 1.5 kilometers west of the contact with the Birimian metavolcanics.

Exploration Activities at the Dunkwa Properties

During 2003 exploration activities included infill soil geochemistry and establishing drill access. Exploration for 2004 is expected to involve drilling over the known occurrences as well as follow up drilling of any new targets generated. The Mampon mineral reserves, located within the Dunkwa prospecting licenses, add approximately 0.9 million tonnes of probable mineral reserves grading 5.61 g/t of gold containing approximately 0.2 million ounces of gold. At December 31, 2003 the indicated mineral resource on the Dunkwa properties was 0.4 million tonnes grading 2.79 g/t of gold. In addition, there are approximately 2.4 million tonnes of inferred mineral resource at an average grade of 2.69 g/t of gold. Further mineral resource definition drilling during 2004 is expected to cost $0.7 million.

Obuom Property

In 2003 we reapplied for a prospecting license on the Obuom concession and anticipate that it will be approved in 2004. Exploration work scheduled for Obuom will involve early stage exploration to confirm previous soil geochemical work done by previous owners.

Other Active Properties in Africa

In late 2003 we added 500 and 250 square kilometers of exploration properties in Sierra Leone and Mali, respectively. The related joint venture agreements, which are subject to definitive documentation and government approvals, allow Golden Star to earn in up to 85% and 82.5%, respectively, by sole funding the development of any projects. Firm commitments during the first twelve months of the agreements require us to spend $1.0 million and $0.4 million on the Sierra Leone and Mali properties, respectively. Any further spending will be dependent upon the results of the work done during the commitment period.

In addition to the ongoing exploration on the mining leases and existing prospecting and reconnaissance permits, we are actively targeting prospective areas for potential land acquisitions. Target generation will require the acquisition and interpretation of geophysical datasets, compilation of data collected by previous explorers, interpretation of high-resolution satellite images and field investigation. Highly prospective areas will be selected from our compilation and interpretation, and we will actively pursue the land position either through joint ventures or staking of available ground.

THE SOUTH AMERICAN PROPERTIES

Overview of the South American Properties

We hold one exploration property in Suriname known as the Saramacca property. Our other properties in South America are located in French Guiana and held through Guyanor, our 73% owned subsidiary. French Guiana is part of French national territory and has been an overseas “Département” of France since 1946. Under the French Constitution, the same laws govern French Guiana as metropolitan France, subject to modifications (including those affecting tax and mining laws and regulations) that could be adopted to reflect the historical, cultural, geographical and economic characteristics of French Guiana and provide for regional administration.

At December 31, 2003 Guyanor owned mineral rights (either directly or through its subsidiaries) for the Yaou, Dorlin, Paul Isnard, and Bon Espoir properties. The Bon Espoir property was acquired in December 2003 and is discussed in more detail below. During 2003 Guyanor spent approximately $0.2 million on care and maintenance of its exploration properties compared to $0.3 million during 2002.

Acquisition of the Bon Espoir Property

In December 2003 Guyanor acquired the Bon Espoir property from Gold Fields Exploration B. V. for a purchase price of $0.3 million payable in stock and warrants. Bon Espoir is located north of the Paul Isnard properties in western French Guiana. The purchase price of approximately $0.3 million will be payable by the issuance of 1.5 million common shares and 1.5 million warrants of Guyanor subject to various shareholder and governmental approvals. The terms of the 1.5 million warrants, which comprise three classes, have exercise prices ranging from €0.21 per share to €0.34 per share, and have expiration dates of one to three years. Additional provisions include a sliding scale royalty ranging from 0.5% to 2.0% of the net smelter returns and a back-in-right to acquire a 65% participating interest in a future gold project on the Bon Espoir property.

The Guiana Shield Transaction

In May 2002 we sold our interests in the Gross Rosebel, Headleys and Thunder Mountain properties in Suriname, and our interest in Omai Gold Mines Limited (“OGML”) in Guyana, to Cambior Inc. We received $5.0 million cash in 2002 and a $1.0 million deferred payment in 2003 from the sale of the Gross Rosebel property. We expect to receive two additional deferred payments of $1.0 million each in 2004 and 2005. In addition, Cambior agreed to pay us a royalty equal to 10% of the excess of the average quarterly market price above a gold price hurdle on the first 7 million ounces of gold production from Gross Rosebel. For soft and transitional rock the gold price hurdle is $300 per ounce and for hard rock the gold price hurdle is $350 per ounce. For the Headleys and Thunder Mountain properties, we are entitled to receive a deferred consideration of $0.5 million each, when and if Cambior commences commercial mining from these properties. As payment for our 30% equity interest and preferred shares in OGML, we received a release and waiver from OGML, Cambior and the Guyana Government in respect of all liabilities, of any nature, related to the Omai gold mine. In the transaction Golden Star also acquired Cambior’s 50% interests in the Yaou and Dorlin exploration properties in French Guiana.

Cambior has stated that Gross Rosebel’s commercial gold production is scheduled to begin in early 2004 and total approximately 245,000 ounces of gold during 2004. Cambior is projecting 220,000 ounces of gold per year average production over the mine’s projected nine year mine life. Based on Cambior’s announced gold production schedule, we expect royalty payments from Gross Rosebel of approximately $2 million in 2004, assuming current gold prices.

Saramacca Property

Two successive soil auger sampling programs were completed in late 2002 and early 2003 to evaluate the 15 to 18 kilometer long by 3 to 5 kilometer wide series of stream sediment gold anomalies. A total of approximately $0.2 million of direct field related costs were spent in each of the 2002 and 2003 field programs. Field work has included establishment of an 18 kilometer long by 4 to 7 kilometer wide auger grid, with 154 kilometers of cut lines. Grid line spacing was 600 to 800 meters with one-meter auger samples taken on 100 meter line spacings.

For 2004, approximately $0.2 million of exploration spending will be focused on a deep augering and mechanized trenching campaign. Positive results would likely be followed up in late 2004 or 2005 with drilling to establish potential subsurface grades, as well as defining limits of the system. The Saramacca property is held directly by Golden Star.

Bon Espoir Property

The area is covered by the Bon Espoir Exclusive Exploration Permit, dated October 24, 2001 and valid until October 31, 2006. This permit covers an area of 466 square kilometers. Financial commitments for the first five-year period of validity ending October 31, 2006, are €3.2 million, of which €0.9 million has already been spent in detailed exploration work on the Wayamaga prospect which lies within the Bon Espoir property (soil geochemistry, drilling). Planned work in 2004 consists of regional soil geochemistry to test the totality of the 40 kilometer long prospective contact.

The Yaou and Dorlin Properties

The Yaou exploration permit covers an area of 52 square kilometers located some 210 kilometers southwest of Cayenne, French Guiana. The Dorlin exploration permit covers an area of 84 square kilometers located some 180 kilometers southwest of Cayenne and 60 kilometers east of Maripasoula. In 2003 the Yaou and Dorlin properties remained on care and maintenance and expenditures totaled less than $0.1 million. There is no significant work planned at Yaou or Dorlin in 2004.

Paul Isnard Property

The Paul Isnard property is located in the western part of French Guiana, approximately 180 kilometers west of Cayenne. The concessions held will expire on December 31, 2018 but can be renewed for an additional 25 years. The Paul-Isnard exploration permit covers an area of 283 square kilometers, and we are waiting for the granting of its first renewal for a reduced surface area. The total area under or awaiting permit is 433 square kilometers. Paul Isnard remained on care and maintenance during 2003 and total costs incurred were less than $0.1 million. There is no significant work planned at Paul Isnard in 2004.

ITEM 3. LEGAL PROCEEDINGS

We have been named as one of 14 defendants in a class action lawsuit filed in the High Court of the Supreme Court of Judicature of Guyana on May 19, 2003 related to the August 1995 accidental release of cyanide-bearing waste into a stream near the Omai gold mine, in which we then owned a 30% equity interest. Other defendants include Cambior Inc., which co-owned and operated the mine in 1995 and to which we subsequently sold the mine in 2002. The plaintiffs claim to represent residents near the stream and its tributaries. The plaintiffs claim various environmental and other damages and have asked for substantial damages, in excess of $1.0 billion, from all defendants, jointly and severally, among other remedies. During the third quarter of 2003 Cambior filed a motion to dismiss the lawsuit. We have not been served with process in this litigation. While we believe this claim is without merit, we cannot reasonably predict the outcome of this litigation. In connection with the sale of our interest in the Omai mine to Cambior in 2002, Cambior indemnified us from any claims related to the mine.

We are not currently subject to any material pending legal proceedings. We are, however, engaged in routine litigation incidental to our business. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of noncompliance with environmental laws and regulations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II — OTHER INFORMATION

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In June 2002 our common shares began trading on the American Stock Exchange under the symbol GSS. Our common shares are also traded on the Toronto Stock Exchange (“TSX”) under the trading symbol “GSC”. From January 2001 to June 2002 our common shares had traded in the US on the NASDAQ OTC Bulletin Board. As of January 29, 2004, 133,140,528 common shares were outstanding and we had 991 shareholders of record. On January 29, 2004, the closing price per share for our common shares as reported by the TSX was Cdn$7.09 and as reported by the American Stock Exchange was $5.31.

The following table sets forth, for the periods indicated, the high and low market closing prices per share of our common shares as reported by the TSX, the OTC Bulletin Board and the American Stock Exchange:

	Toronto Stock Exchange		American Stock Exchange(1)

	Cdn$	Cdn$	$	$
2003	High	Low	High	Low

First Quarter	3.49	2.25	2.29	1.54
Second Quarter	3.77	2.43	2.80	1.68
Third Quarter	6.15	3.42	4.53	2.46
Fourth Quarter	10.77	5.10	8.30	3.77

			OTC Bulletin Board and American
2002	Toronto Stock Exchange		Stock Exchange(1)

First Quarter	2.90	0.86	1.90	0.54
Second Quarter	3.58	1.70	2.42	1.05
Third Quarter	2.70	1.34	1.80	0.84
Fourth Quarter	2.90	1.66	1.90	1.04

(1)	During 2002 our stock traded on the OTC Bulletin Board until June 18, 2002 and on the American Stock Exchange on and after June 19, 2002.

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

Common Stock

1. In the fourth quarter of 2003 1,157,273 shares were issued upon exercise of warrants for total consideration to the Company of $810,091. The warrants exercised were originally issued in January 2002 with a $0.70 exercise price.

2. In the fourth quarter of 2003 370,000 shares were issued upon exercise of warrants for total consideration to the Company of $555,000. The warrants exercised were originally issued in December 2002 with a $1.50 exercise price.

CERTAIN CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

The following summarizes the principal Canadian federal income tax considerations applicable to the holding and disposition of a common share of the Company (a “Common Share”) by a holder (the “Holder”) of one or more

Common Shares, for tax purposes, who is resident in the United States of America and holds the Common Shares as capital property. This summary is based on the current provisions of the Canada-United States Income Tax Convention (1980) (the “Treaty”), Income Tax Act (Canada) (the “Tax Act”), the regulations thereunder and all amendments to the Tax Act publicly proposed by the Government of Canada to the date hereof. It is assumed that each such amendment will be enacted as proposed and there is no other relevant change in any governing law, although no assurance can be given in these respects. Limited Liability Corporations cannot access any of the benefits of the Treaty as described in the paragraphs.

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

Under the Tax Act, a Holder will not be subject to Canadian tax on any capital gain realized on an actual or deemed disposition of a Common Share, including a deemed disposition at death, provided that he did not hold the Common Share as capital property used in carrying on a business in Canada, and that neither he nor persons with whom he did not deal at arm’s length alone or together owned 25% or more of the issued shares of any class of our stock at any time in the 60 month period immediately preceding the disposition.

A Holder who is liable under the Tax Act for Canadian tax in respect of a capital gain realized on an actual or deemed disposition of a Common Share could be relieved under the Treaty from such liability unless:

(a)	the Common Share formed part of the business property of a permanent establishment or fixed base in Canada that the Holder has or had within the twelve-month period preceding the disposition; or

(b)	the Holder was an individual; and

(i)	was resident in Canada for 120 months during any period of 20 consecutive years preceding the disposition; and

(ii)	was resident in Canada at any time during the ten years immediately preceding the disposition; and

(iii)	owned the Common Share when he ceased to be a resident of Canada.

This summary is of a general nature and is not intended, nor should it be construed, to be legal or tax advice to any particular Shareholder. SHAREHOLDERS SHOULD CONSULT THEIR OWN TAX ADVISERS AS TO THE INCOME AND OTHER TAX CONSEQUENCES ARISING IN THEIR PARTICULAR CIRCUMSTANCES.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

Potential investors that are US taxpayers should consider that we could be considered to be a “passive foreign investment company” (“PFIC”) for federal income tax purposes. Although we believe that we currently are not a PFIC and do not expect to become a PFIC in the near future, the tests for determining PFIC status are dependent upon a number of factors, some of which are beyond our control, and we can not assure you that we would not become a PFIC in the future. If we were deemed to be a PFIC, then a US taxpayer who disposes or is deemed to dispose of our shares at a gain, or who received a so-called “excess distribution” on the shares, generally would be required to treat such gain or excess distribution as ordinary income and pay an interest charge on a portion of the gain or distribution unless the taxpayer makes a timely qualified electing fund election (a “QEF” election). A US taxpayer who makes a QEF election generally must report on a current basis his or her share of any of our ordinary earnings and net capital gain for any taxable year in which we are a PFIC, whether or not we distribute those earnings. Special estate tax rules could be applicable to our shares if we are classified as a PFIC for income tax purposes.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, and should be read in conjunction with those financial statements and the footnotes thereto. The consolidated financial statements have been prepared in accordance with Canadian GAAP. Selected financial data derived in accordance with US GAAP has also been provided and should be read in conjunction with footnote 22 to the financial statements. Reference should also be made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Summary of Financial Condition

(Amounts in thousands except per share data)

	As of	As of	As of	As of	As of
Cdn GAAP	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2000	1999

Working capital	$96,784	$21,963	$(5,149)	$4,452	$6,020
Current assets	104,935	32,843	9,636	12,960	13,957
Total assets	222,391	74,135	36,552	49,469	74,352
Current liabilities	8,151	10,880	14,785	8,508	7,937
Shareholders’ equity	198,362	49,384	12,342	26,040	40,501

	For the Year	For the Year	For the Year	For the Year	For the Year
Cdn GAAP	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2000	1999

Revenue	$64,370	$38,802	$24,658	$31,171	$11,254
Net income/(loss)	21,956	4,856	(20,584)	(14,881)	(24,366)
Net income/(loss) per share — basic	0.198	0.070	(0.488)	(0.40)	(0.76)

	As of	As of	As of	As of	As of
US GAAP	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2000	1999

Working capital	$96,784	$22,262	$(5,149)	$4,452	$6,020
Current assets	104,935	33,391	9,636	12,960	13,957
Total assets	200,337	62,644	24,232	24,020	45,635
Current liabilities	8,151	10,880	14,785	8,508	7,937
Shareholders’ equity	180,417	41,069	1,533	(478)	11,145

	For the Year	For the Year	For the Year	For the Year	For the Year
US GAAP	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2000	1999

Revenue	$64,370	$38,802	$24,658	$31,171	$11,254
Net income/(loss)	13,357	6,752	(5,352)	(12,465)	(11,335)
Net income/(loss) per share — basic	0.120	0.093	(0.126))	(0.33)	(0.35)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 22 to the attached consolidated financial statements.

In this Form 10-K, the terms “total cash cost” and “cash operating cost” are used on a per ounce of gold basis. Total cash cost per ounce is equivalent to mining operations expense for the period as found on the consolidated statements of operations, divided by the number of ounces of gold sold during the period. Cash operating cost per ounce is equivalent to mining operations expenses for the period less production royalties, divided by the number of ounces of gold sold during the period.

(dollar figures in thousands, except per ounce amounts)	2003	2002	2001

Mining operations expense	$32,125	$26,747	$24,824
Less royalties	3,222	2,768	1,103
Cash operating expense	$28,903	$23,979	$23,721
Gold sold (oz)	174,315	124,400	87,936
Cash operating cost per ounce ($)	166	193	271

We have included total cash cost and cash operating cost information to provide investors with information about the cost structure of our mining operations. We use this information for the same purpose and for monitoring the performance of our operations. This information differs from measures of performance determined in accordance with GAAP in Canada and the United States and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and may not be comparable to similarly titled measures of other companies.

All figures in this Item 7 are on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital has been repaid, the Government of Ghana would receive 10% of dividends from the subsidiaries owning the Bogoso/Prestea and Wassa monies.

OUR BUSINESS

Through our subsidiaries and joint ventures we own a controlling interest in four gold properties in Southern Ghana: the Bogoso property (“Bogoso”), the Prestea property (“Prestea”), the Wassa property (“Wassa”) and the Prestea underground property (“Prestea Underground”). Bogoso and Prestea are adjoining properties, operating as a single operation and referred to as “Bogoso/Prestea”. Bogoso/Prestea and the Prestea Underground are owned by our 90% owned subsidiary, Bogoso Gold Limited (“BGL”).

We hold a 90% equity interest in Wexford Goldfields Limited (“WGL”), which owns Wassa, located some 35 kilometers east of Bogoso/Prestea. Wassa is currently in development, and we expect gold production to commence in early 2004.

The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. As of December 31, 2003 BGL owned an approximately 66% operating interest in this mine and we are currently seeking to determine if the underground mine can be reactivated on a profitable basis.

We also hold interests in gold exploration properties in Ghana, Sierra Leone, Mali, Suriname, and French Guiana. The French Guiana properties are mainly held through our 73%-owned subsidiary, Guyanor Ressources S.A. (“Guyanor”). We hold a royalty right on the Gross Rosebel gold mine in Suriname and expect to begin receiving cash royalties from this property during 2004.

BUSINESS STRATEGY AND DEVELOPMENT

Our business and development strategy since 1999 has been to focus primarily on the acquisition of producing and development stage gold properties in Ghana and on the exploration, development and operation of these properties. Given our significant mineral resource position, we are currently carrying out technical studies to expand our production at Bogoso/Prestea. At our Wassa property, we commenced development in mid-2003, and now expect to commence production in early 2004 by processing material from the existing heap leach pads left by the former owner. In early 2005 we plan to commence ore production from the Wassa open pit mine. If the above mentioned expansion and development plans are approved and permitted (as expected), our annualized production should exceed 350,000 ounces of gold commencing in 2005. However, there can be no assurance that development and start-up can be completed as anticipated or that our production goals will be achieved.

Our objective is to grow our business to become a mid-tier gold producer (which we understand to be a producer with annual production of approximately 500,000 ounces) over the next few years. Due to higher gold prices and our improved financial condition, we believe we are well placed to pursue the acquisition of producing, development and advanced stage exploration gold properties and companies, primarily in Ghana and elsewhere in Africa. We are actively investigating potential acquisition and merger candidates, some of which have indicated to potential acquirers or their advisors that they or certain of their properties might be available for acquisition. However, we presently have no agreement or understanding with respect to any potential transaction. We have increased exploration activities and expenditures on our current exploration properties, primarily in Ghana.

OVERVIEW OF 2003

Our financial condition showed a significant improvement during 2003 with records being set in several operating and financial parameters including, ounces sold, revenues, net income and operating cash flow. Revenues of $64.4 million were up 66% over 2002, based on a 40% increase in the number of ounces sold and a 17% increase in average realized gold prices. Net income of $22.0 million was up 350% from the prior year, primarily due to the improved revenues. Our gold sales increased to 174,315 ounces, a 40% increase over 2002’s level, and the London P.M. fix gold price, which began the year at $344 per ounce, trended upward though most of 2003 to finish the year at $416 per ounce. The spot price averaged $363 per ounce during 2003.

Our cash balance at the end of 2003 was $90.0 million, an increase of $70.0 million from $20.0 million at the end of 2002. Improvements in gold prices and gold production levels combined to provide $29.1 million of cash flow from operations, an increase of $24.2 million as compared to 2002, and equity offerings provided a net $102.9 million during the year. We ended 2003 with $0.8 million of debt versus $5.3 million at the end of 2002. In addition several other significant milestones were achieved during 2003:

•	In July we completed a feasibility study and established mineral reserves at our Wassa development property and immediately initiated construction of a CIL processing plant. We now expect gold production from this property early in 2004;

•	We acquired two new exploration land packages totaling 125 square kilometers extending north of Bogoso/Prestea along the Ashanti Trend which include 162,000 ounces of new mineral reserves at the Mampon deposit;

•	We acquired a used 4,500 tonne per day CIL processing plant which we plan to relocate and reassemble 6 kilometers south of the town of Prestea, to facilitate a significant expansion of gold production at Bogoso/Prestea by 2005;

•	We completed public equity offerings which provided a net $102.9 million of cash;

•	We initiated an underground exploration drilling program in the Prestea Underground and we continued engineering and geologic studies of the economic potential of the property;

•	We purchased the gold production royalties encumbering Bogoso/Prestea and Wassa for approximately $12.0 million and $11.5 million, respectively;

•	We continued to pursue new growth opportunities for the Company; and

•	We added 900,000 ounces of new reserves at Bogoso/Prestea and 665,000 ounces of new reserves at Wassa.

TRENDS AFFECTING OUR OPERATIONS DURING 2003

Gold prices have now trended generally upward for nearly three years from a low of $256 in early April 2001 to $411 per ounce at January 28, 2004, an average annual increase of 16%. The higher average gold price added approximately $9.2 million to our revenues during 2003 over what we would have realized had gold prices remained at 2002 levels.

Mining costs were higher in 2003 compared to 2002, mainly due to increases in haulage costs and fuel costs, the Plant North pit being farther from the Bogoso processing plant than were the ore sources mined during 2002. Waste stripping costs were higher due to increased tonnages moved in 2004. Processing costs were also higher. The metallurgical characteristics of Plant North ore required more reagents, especially cyanide, and longer retention times during the recovery process. Royalties were also significantly higher as compared to 2002 because of the increase in sales revenues. While mining and processing costs per tonne were higher, the higher grades of the Plant North ore and better gold recovery rates more than compensated, yielding a much improved net income and decreases in unit costs per ounce compared to 2002.

As mining proceeds deeper into the Plant North pit in 2004 we expect to encounter increasing amounts of harder transition and sulfide ores which are not optimally suited for processing in the Bogoso processing plant as currently configured and thus we are expecting lower gold recovery rates and higher processing costs than experienced with the oxide ore milled in 2003. To maximize gold recoveries on transition and sulfide ores, the existing flotation circuit at the Bogoso processing plant has been refurbished and will be recommissioned during 2004 at a cost of approximately $2 million. Once the refurbished flotation circuit is operational, we expect to successfully treat the transition ores from the Plant North pit and other areas. While we expect that gold recovery and processing costs would be at acceptable levels following the flotation circuit refurbishment, we cannot provide assurance that gold recovery will be as high as experienced during 2002 and 2003 and that operating costs will be as low as those in 2003.

The market for gold company equities generally strengthened during 2003. Our common share price began the year at $1.89 and ended the year at $6.97. The increased interest in investing in gold and gold mining companies during the past two years has made expansion and development capital more readily available. As a result, we successfully raised a net $113.4 million of new equity funds during 2003 including option and warrant exercises. We used portions of the cash to pay debt, acquire new exploration properties and reserves in Ghana and elsewhere in West Africa, to buy back royalties on future Bogoso/Prestea and Wassa gold production and to fund exploration and development activities including the work to date on the Wassa and Prestea Underground projects. In 2004 we anticipate using our cash to complete Wassa, to proceed with the planned expansion project at Bogoso/Prestea, to continue our evaluation of the Prestea Underground, to fund other exploration and development activities and for other general corporate purposes.

RESULTS OF OPERATIONS

2003 Compared to 2002

Net income totaled $22.0 million or $0.198 per share on revenues of $64.4 million for 2003, versus net income of $4.9 million or $0.070 per share on revenues of $38.8 million during 2002. Higher gold prices, increased gold production, a $2.3 million gain on currency exchange rates and a $1.9 million gain on the sale of marketable securities were the major factors contributing to the earnings improvement. Realized gold prices averaged $364 per ounce for the year, a 17% increase from the $311 per ounce realized in 2002. Gold revenues for 2003 were based on sales of 174,315 ounces, a 49,915 ounce increase from 124,400 ounces in 2002.

FINANCIAL RESULTS	2003	2002	2001

Gold sold (oz)	174,315	124,400	87,936
Average price realized ($/oz)	364	311	271
Revenues (in $ thousands)	64,370	38,802	24,658
Net income/(loss) (in $ thousands)	21,956	4,856	(20,584)
Net income/(loss) per share — basic ($)	0.198	0.070	(0.488)

Higher depreciation, depletion and amortization costs are related to higher gold production versus 2002. General and administrative costs rose by $1.7 million from 2002 due to increases in compensation expense, including stock option expense, purchase of gold puts, travel and tax and other professional services related to an expanded scope of corporate activities. The increase in foreign exchange gains is mostly related to the effect of a weakening US dollar offset by the associated impact on the value of cash equivalents invested in Canadian dollar instruments.

We did not record a tax expense or benefit during 2003. While we have substantial tax assets in Canada, France and Ghana from past losses, capital allowances and tax pools, a tax valuation allowance has been provided in an amount equal to our net tax assets. We will continue to monitor our expected future income tax position and may in the future deem it appropriate to recognize certain tax assets and liabilities in our balance sheet.

BOGOSO/PRESTEA OPERATIONS	2003	2002	2001

Ore mined (t)	2,001,905	2,222,767	1,701,129
Waste mined (t)	6,791,926	5,211,335	4,851,255
Ore milled (t)	2,093,600	2,271,747	2,098,165
Grade milled (g/t)	3.29	2.31	2.69
Recovery (%)	81.2	74.4	49.6
Cash operating cost ($/oz)	166	193	271
Royalties ($/oz)	18	22	13
Total cash cost($/oz)	184	215	283

During 2003, Bogoso/Prestea processed an average of 5,736 tonnes per day of Plant North ore at an average grade of 3.29 grams per tonne. This compares to 6,223 tonnes per day at 2.31 grams per tonne in 2002. The lower processing plant through-put was related to increased amounts of transition ores versus 2002. Mechanical difficulties with a long lead-time component of the processing plant conveyor system during the second quarter of 2003 and other processing plant maintenance projects during the year also contributed to the reduced processing plant through-put. Recoveries rose to 81%, up from 74% in 2002. The improved grade and better recoveries combined to yield a 40% increase in gold production versus 2002. Bogoso/Prestea sold 174,315 ounces of gold in 2003, up from 124,400 ounces in 2002. Cash operating costs of $166 per ounce were 14% better than the $193 per ounce costs during 2002. Similarly, total cash costs fell from $215 per ounce in 2002 to $184 per ounce in the current year.

2002 Compared to 2001

During 2002 we generated net income of $4.9 million or $0.070 per share, compared to a loss of $20.6 million or $0.488 per share during the twelve months ended December 31, 2001. The major factors contributing to the improved earnings were higher gold production primarily from Prestea ore bodies, improved gold prices, and the absence of write-offs of deferred exploration costs.

During much of 2001 the Bogoso processing plant was fed with transition ores mined from the Bogoso pits. The metallurgical properties of the transition ores render them unsuitable for effective processing in the Bogoso Processing plant, and a low gold recovery rate of 49.6% was experienced during 2001 as a result. During 2002 the entire Bogoso processing plant feed was comprised of oxide ores from various pits on the northern end of the Prestea property, and the processing characteristics of these Prestea ores were better suited for processing in the Bogoso processing plant than were the Bogoso transition ores processed in 2001, resulting in a 74.4% overall recovery rate during 2002. The improved recovery added just over 41,000 ounces to our production versus what would have occurred had recoveries stayed at the 2001 rate of 49.6%.

Revenues rose from $24.7 million in 2001 to $38.8 million in 2002. In addition to the higher gold production for the year, 2002 gold prices were higher than in the prior year. Our realized sales price averaged $311 per ounce in 2002, up from $271 per ounce in 2001. Gold shipments totaled 124,400 ounces during 2002. This 41% increase over 2001 was due to the better gold recoveries and an 8% increase in tonnes milled.

While the cost of mining operations, as shown on the statement of operations, increased 8% from the 2001 level, mostly due to an 8% increase in the number of tonnes milled, the improvement in gold output yielded a decrease in cash operating cost per ounce, from $271 in 2001 to $193 in 2002. Improved gold recoveries were the most significant factor contributing to the lower cash operating cost per ounce.

DEVELOPMENT ACTIVITIES

Wassa

In September 2002 we acquired a 90% interest in the Wassa gold property located 35 kilometers east of our Bogoso/Prestea gold operations in Ghana and immediately began a drilling program and engineering studies designed to evaluate the economic viability of the property as a conventional 10,000 tonnes per day CIL gold operation. Based on initial drill results and engineering data, a feasibility study was begun shortly after acquisition and was completed in July 2003. In July 2003 we announced that the project would proceed and that construction of the CIL processing plant would commence immediately. The feasibility study was prepared by our staff supported by a team of independent consultants led by Metallurgical Design and Management (Pty) Ltd. (“MDM”) of South Africa. In July 2003 we also awarded a fixed price contract to MDM to construct the new CIL plant and associated processing facilities.

The first phase of the Wassa development is now nearing completion. As of December 31, 2003 development costs totaled $27.4 million including the feasibility study cost, equipment and construction cost. In October 2003 we paid an additional $11.5 million to buy out all the debt and royalty obligations due the sellers. Phase two development, which is expected to cost $17.3 million, would consist of the purchase of a mining fleet and the commencement of mining and is scheduled to occur early in 2005.

Wassa is scheduled to commence production operations in early 2004 by processing material from the heap leach pads left by the previous owners. Prior to Golden Star’s acquisition, Wassa was operated as an open pit, heap leach operation. Early reprocessing of this material will make the leach pad area available for tailings containment. Construction of the processing plant and CIL circuit is well underway, and the construction of the tailings dam is scheduled for early 2004. The existing powerhouse at Wassa is being supplemented to allow Wassa to generate 100% of its own power requirements in the early stages of the project’s life until a connection to the local grid is completed during 2004.

Total production from Wassa is expected to be in the range of 50,000 to 55,000 ounces of gold during 2004 at a cash operating cost of approximately $200 to $240 per ounce. Open pit mining is scheduled to commence early in 2005 when processing of the heap leach material is nearing exhaustion. When operating at the planned capacity of 3.5 million tonnes of ore per year on new ore mined from the open pit, gold production is expected to average 140,000 ounces per year, at an average cash operating cost of approximately $200 per ounce.

Drilling of the first of several gold exploration targets on the Wassa property in Ghana has resulted in the discovery of a new higher-grade zone intersected with 15 drill holes to date. The new mineralized zone, located approximately 2 kilometers southwest of the Wassa processing plant has an average drill width and gold assay of approximately seven meters at 3.1 grams per tonne at depths between the surface and 165 meters below the surface. Additional drilling is planned for 2004 to follow up on this initial drilling campaign. The new zone, which is called South Akyempim, was identified in the drilling of the first of six geochemical targets which exist in two parallel trends running in a southwesterly direction over a strike length of approximately six kilometers, south of the known reserves at Wassa.

Prestea Underground

During 2003 we completed digitization of information related to the underground workings, old drill records, survey pegs and channel chip samples. We continued geological mapping of underground workings and geological compilations were completed for several levels. Extensive sampling of underground workings has resulted in the creation of a three-dimensional computer model of the underground workings and main zones of mineralization. For the first time in Prestea’s 100 year plus history, data from widely different sources and formats have now been standardized and grouped into a single computer database, making interpretation and inferences from modeling much easier.

While awaiting preparation of access to the less developed and less explored lower levels of the Prestea underground workings, we initiated in mid 2003 a series of drill holes at shallow levels where access had already been established. A total of 28 holes were drilled averaging 97 meters in length. These holes were in areas that had received extensive mining and development in the past. No significant new mineralized zones were discovered. By the end of the year we had obtained access to new areas deeper in the mine, where we expect to concentrate our efforts in 2004.

Spending at the Prestea Underground project totaled $3.7 million during 2003, including facility maintenance, engineering, drilling, geologic activities and equipment purchases. Support crews continue to maintain the underground and surface facilities in good working order and assist our underground drilling teams.

The Prestea Underground exploration programs for 2004 will involve drilling from underground and surface sites. Drilling of targets below the extent of the existing mining will be conducted from a series of hanging wall cross cuts on the lower levels of the mine. The underground drilling will test the down dip extension of the high-grade ore zones which were previously exploited.

Bogoso/Prestea Expansion

The known mineral reserves at Bogoso/Prestea can be grouped into three general categories based on the metallurgy of the ore. They are referred to as: (a) oxide ore which is non-refractory and has been successfully processed in the existing Bogoso CIL and gravity circuits; (b) non-refractory transition and sulfide ores which we expect to successfully process at the Bogoso processing plant following the reactivation of the processing plant’s flotation circuit in early 2004; and (c) refractory transition and sulfide ores which would require some form of oxidation process prior to gold recovery. The oxide ores are found at surface, down to the general level of the water table, while sulfide ores are located at depth. Between these two distinct ore types lies the transition ore, of varying thickness, a zone of partially oxidized ore. Our Bogoso/Prestea reserves at the end of 2003 are comprised of approximately 13% oxide ore, 15% transition ores, and 72% sulfide ores on a gold content basis.

The existing Bogoso processing plant is configured to process primarily oxide ores. In recent years additions to the processing plant’s equipment made it possible to treat certain transition ores but not all of the transition ores known to exist at Bogoso/Prestea. Gold recovery from oxide ores is typically around 80% to 85% but when processing transition ores the recovery rate drops substantially below this. In 2001 when processing large tonnages of transition ores from the old Bogoso pits, the gold recovery rate dropped below 50%.

To facilitate efficient processing of the sulfide and transition ores and to expand the productive capacity of Bogoso/Prestea we plan to make major modification to the existing Bogoso processing plant during 2004 and 2005 and at the same time add a second processing plant on the Prestea property, which will be designed to process oxide ores and other non-refractory ores.

In July 2003 we purchased a used 4,500 tonne per day conventional CIL processing plant, associated stores inventory, and a six-megawatt powerhouse from an inactive mine site in Ghana. This facility was dismantled in the third and fourth quarters of the year and will be moved to Prestea in early 2004. During 2004 we plan to reassemble this processing plant at a site approximately 6 kilometers south of the town of Prestea. With the appropriate modifications it should be able to process oxide ores and some of the transition ores found at Bogoso/Prestea. This new processing plant is now referred to as the Bondaye processing plant. We expect the Bondaye processing plant to be operational in the fourth quarter of 2004 if the required approvals and permits are obtained as expected.

Also during 2004 and into mid 2005, we plan to modify the existing Bogoso processing plant, via the addition of a bio-oxidation (“BIOX”) circuit, to process sulfide ore. The modifications would be done in a manner that will allow the Bogoso processing plant to continue processing oxide and transition ores during 2004 until the BIOX modifications are completed. We expect the Bogoso processing plant upgrades to be competed in 2005 and at that point begin to process only refractory transition and sulfide ores. Once the Bondaye processing plant construction and the Bogoso processing plant upgrades are completed, we anticipate being able to process all of the known ore types existing at Bogoso/Prestea and in the surrounding area.

We currently estimate the cost to move, reassemble and modify the Bondaye processing plant, to add the BIOX upgrade to the existing Bogoso processing plant, and to expand the mining fleet at Bogoso/Prestea as required to feed the expanded processing plant complex, to total about $70 million, not including the $4.3 million initial purchase cost of the Bondaye processing plant.

The BIOX process is designed to treat refractory gold ores prior to cyanidization by utilizing naturally occurring bacteria capable of oxidizing gold-bearing sulfide concentrates under controlled conditions. Prior to the BIOX process, the ore will be crushed and ground utilizing existing equipment at the Bogoso processing plant. A combination of flotation and gravity circuits, including circuits already at the Bogoso processing plant, will then separate a sulfide concentrate from the ore slurry with the gold locked in the matrix of the sulfide minerals. The bacteria used in the BIOX process oxidize the sulfide minerals in the concentrate thereby liberating the gold particles which are then recovered by cyanidation. The bacteria used in the BIOX process are non-pathogenic and pose no health risks.

The BIOX process has been successfully employed since the mid 1980s with five operations now using the process worldwide including Ashanti Goldfields Company Limited’s Obuasi gold mine located 100 kilometers north of Bogoso. The Obuasi mine is currently treating approximately 1,000 tonnes of sulfide concentrates per day with gold recoveries averaging 92%. Two new BIOX processing plants are currently in construction, one in Australia and one in Kazakhstan. While all plants constructed to date have reached design capacity in less than three months after start-up, there is no assurance that we will achieve similar results.

BIOX bench and pilot scale tests on Bogoso sulfide ores have consistently yielded gold recoveries in excess of 86%. This compares to 55% achievable by direct cyanide treatment. The cost of BIOX treatment is estimated to be approximately $10.40 per tonne of ore processed. This is higher than the current operating costs for oxide ores at Bogoso but is expected to be cost effective when compared to other options for treating refractory sulfide ores.

The Bogoso/Prestea expansion plans outlined above are subject to the completion of technical studies now underway, subsequent board approval, obtaining all requisite environmental permits and successful resolution of potential technical difficulties that could be encountered during the construction and start-up of the new facilities.

EXPLORATION

We spent approximately $8.5 million in exploration activities during 2003 including $2.2 million at Wassa establishing mineral reserves in the existing pits and in areas outside the pits, $3.1 million at the Prestea Underground, including underground care and maintenance costs, approximately $2.3 million on exploration projects outside the Wassa and Bogoso/Prestea areas and $0.9 million developing new mineral reserves in the Plant North area. Exploration spending during 2003 was less than expected due to a shortage of drill rigs in Ghana. Recent increases in exploration activity in Ghana by us and our competitors have adversely impacted drill rig availability and as a result some of our planned work was delayed, including drilling at the Prestea Underground which was delayed several months.

Most of our exploration efforts in 2003 were focused on Ghana, with Prestea Underground, Prestea, Wassa and the Akropong Trend properties receiving the most attention. Late in 2003 we began to explore the newly acquired Dunkwa properties north of Bogoso. During 2004 we plan to spend approximately $21 million on gold exploration. Approximately $6 million will be used to evaluate surface projects in and around Bogoso/Prestea including the Akropong Trend and Dunkwa properties. Approximately $6.6 million is planned for the continued exploration efforts at the Prestea Underground project, $2.5 million is scheduled for the Wassa area, $2.4 million is expected to be spent on the properties in Sierra Leone and Mali, both in West Africa, $1.7 million is expected to be used to identify and evaluate projects in South America, including some of Guyanor’s holdings, and $1.6 million is budgeted for our project generation program.

We entered, subject to definitive documentation and government approval, into a joint venture agreement in late 2003 to invest up to $6 million over the next four years in the Mano River project in Sierra Leone via an earn-in agreement with a junior exploration company which now holds a group of gold exploration properties in Sierra Leone. The initial $6 million, if fully funded (we can terminate the joint venture agreement after spending $1.0 million) would yield a 51% interest in the joint venture. Further provisions of the joint venture agreement provide the opportunity to acquire up to 85% of the joint venture by continued long term funding. Spending was nil in 2003.

In late 2003 we entered into a second joint venture agreement, subject to definitive documentation and government approval, agreeing to fund exploration work on the Mininko gold property in Mali. Funding of $2.6 million would earn a 51% interest in the joint venture. We can terminate the joint venture agreement after spending $0.4 million, of which $0.1 million was spent in 2003. The joint venture agreement provides that we can earn up to an 82.5% interest by continued funding of exploration and development if warranted.

We also provided $0.9 million of funding during 2003 to a junior exploration company working in South America. The Guyanor properties were maintained on a care and maintenance basis during 2003 but we expect to initiate new exploration efforts there in 2004 focusing on further evaluation of our existing properties and recently acquired properties.

We do not believe it to be cost effective at this point to add exploration staff or to establish additional exploration offices. As such, we expect to utilize funding of joint ventures for much of our exploration activities outside the Bogoso/Prestea area where our current exploration staff resides.

LIQUIDITY AND CAPITAL RESOURCES

Equity offerings and profitable operations at Bogoso/Prestea contributed to a $70.0 million net increase in cash and cash equivalents since December 31, 2002. During 2003 we raised a net $102.9 million from equity offerings, $1.9 million from exercise of stock options and $8.6 million from exercises of warrants. Cash flow from operations before working capital changes totaled $30.5 million, versus $7.2 million in 2002. Higher gold prices and higher gold production were responsible for the improvement in cash from operations. Higher gold prices and a higher stock price have generated interest in the gold industry and in our company and allowed us access to the equity markets during 2003. There can be no assurance that such favorable market conditions will continue or that we will be able to access the equity markets in the future on such favorable conditions.

Investing activities consumed $70.2 million of cash during the year. Cash spent at Wassa on the feasibility study, property-holding costs, a royalty buy-out, and construction totaled $32.5 million while development work and new fixed assets at Bogoso/Prestea consumed $14.9 million including $4.3 million for the Bondaye processing plant purchase. We spent $4.5 million on deferred exploration projects, including $2.2 million on the sulfide project, and invested an additional $3.7 million in equipment, site maintenance, engineering and geologic analysis at the Prestea Underground. Miscellaneous items accounted for $1.2 million. Spending to acquire and develop the Mampon property totaled $13.4 million. The first of three $1.0 million deferred payments from the Gross Rosebel sale in 2001 was received early in 2003.

Liquidation of debt, including the $2.0 million due the sellers of BGL, consumed $5.3 million of cash leaving only $0.8 million of debt on the balance sheet at year-end. Shareholders’ equity stood at $198.4 million at December 31, 2003, up from $49.4 million at the end of December 2002, and working capital totaled $96.8 million at December 31, 2003, up from $22.0 million at the end of 2002.

Outlook

We expect that Bogoso/Prestea will continue generating positive operating cash flows in 2004, but will require additional cash for the expansion project described above. It is anticipated that Wassa will also generate a positive operational cash flow once operations begin in early 2004 but will need additional funds in late 2004 when the mining fleet is purchased.

At December 31, 2003 there was approximately $90.0 million of cash and cash equivalents on hand. We anticipate capital spending of approximately $88 million in 2004:

Amount
Project	(millions)

Wassa	$31
Bogoso/Prestea	38
Prestea Underground	9

Amount
Project	(millions)

Other	10

Total	$88

LOOKING AHEAD

Our main objectives in 2004 are:

•	Continued orderly and efficient mining of Prestea Plant North ores allowing an adequate flow of oxide and transition ores to the Bogoso processing plant;

•	Completion of construction and orderly start-up of Wassa gold production;

•	Re-assembly of the Bondaye processing plant near Prestea to treat non-refractory ores by the end of 2004;

•	Commence conversion of the Bogoso processing plant to a BIOX facility to treat refractory sulfide and transition ores beginning in 2005;

•	Continued evaluation of the Prestea Underground reserve potential;

•	A substantial increase in exploration efforts with a focus on Ghana and West Africa and follow-up of certain properties in South America;

•	Continuation of efforts to seek out and evaluate acquisition and growth opportunities in Ghana and elsewhere; and

•	Evaluate and rationalize our South American assets.

We expect gold production at Bogoso/Prestea of approximately 135,000 to 155,000 ounces in 2004 at a projected cash operating cost of $200 to $220 per ounce and production of approximately 50,000 to 55,000 ounces at Wassa at a cash operating cost of about $200 to $240 per ounce bringing total 2004 production to approximately 185,000 to 210,000 ounces at an average cash operating cost of around $200 to $225 per ounce. The Bogoso/Prestea production estimate excludes any contribution from the expansion project.

As more fully disclosed in Item 1 Risk Factors, numerous factors could cause our estimates and expectations to be wrong or could lead our management to make changes in our plans. Under any of these circumstances, the estimates described above would likely change materially.

RECENT ACCOUNTING PRONOUNCEMENTS

In 2003, the Canadian Institute of Chartered Accountants (“the CICA”) issued AcG 14 — “Disclosure of Guarantees”. The guideline presents the views of the Canadian Accounting Standards Board on financial statement disclosures to be made by a guarantor about its obligations under guarantees. The guideline is effective for all fiscal years beginning on or after January 1, 2003, which is our fiscal year beginning January 1, 2003 in our case. The adoption of this guideline had no material impact on our results of operations or financial position during 2003.

In 2002, the CICA issued Section 3063 — “Impairment of Long-Lived Assets” (“CICA 3063). The guidelines in CICA 3063 establish standards for the recognition, measurement and disclosure of the impairment of non-monetary long-lived assets held for use. The guideline is effective for all fiscal years beginning on or after April 1, 2003, which is our fiscal year beginning January 1, 2004. We have not yet determined the expected effect, if any, on our results of operations or financial position upon the implementation of this guideline.

In 2002, the CICA issued Section 3475 — “Disposal of Long-Lived Assets and Discontinued Operations”. The guidelines in CICA 3475 establish standards for the recognition, measurement, presentation and disclosure of the disposal of long-lived assets. It also establishes standards for the presentation and disclosure of discontinued operations, whether or not they include long-lived assets. The guideline is effective for asset disposals after May 1, 2003. The adoption of this guideline had no material impact on our results of operations or financial position during 2003.

In 2002, the CICA issued Section 3110 — “Asset Retirement Obligations”. The guideline establishes standards for the recognition, measurement and disclosure of liabilities for asset retirement obligations and the associated costs. The guideline is effective for all fiscal years beginning on or after January 1, 2004, which is our fiscal year beginning January 1, 2004. We adopted the provisions of CICA 3110 as of January 1, 2003 which was treated as a change in accounting principle. See Notes 2 and 13 in the attached financial statements for a discussion of the impact of this action.

In November 2003, the CICA amended CICA 3870 — “Stock-based Compensation and Other Stock-base Payments” to require recognition at the date of grant, of expense for stock option grants after December 31, 2003 in an amount equal to the fair value of the option. In light of this development we began expensing stock options, as required in CICA 3870, during 2003. The impact of this election resulted in recognition of approximately $1.0 million of stock option expense in 2003.

In December 2001, the CICA issued Accounting Guideline 13 (“AcG-13”), “Hedging Relationships”. The guideline establishes requirements for the identification, documentation and effectiveness of hedging relationships, which would have been effective for fiscal years beginning on or before July 1, 2002. During 2002, the implementation date was delayed and the guidance is now effective for fiscal years beginning after July 1, 2003. We do not expect AcG-13 to have a material impact on our results of operation or financial position since we have no hedge relationships.

MINING IN GHANA

We continuously evaluate the social and political aspects of Ghana and of West Africa in general to apprise ourselves of the social situation and political risks that exist in the region. Ghana has benefited from an extended period of political stability and a democratic governmental system including orderly governmental transitions. It is our belief that Ghana is committed to creating a stable political and economic environment that will foster additional economic growth.

Ghana is endowed with abundant mineral resources and is actively pursuing policies designed to support expansion of its mineral industry. Because of the political stability and supportive policies, several international mineral companies have initiated activities in Ghana in recent years and we understand that these companies now have in place plans to invest significant new sums in gold exploration and development.

It is our intent to be a responsible corporate citizen of Ghana and as such we have worked diligently to establish excellent working relationships with both local and federal governmental authorities as well as with the local citizens in the areas surrounding our operations.

We have experienced ongoing incidents of artisanal miners illegally working on our properties in Ghana. While we are sympathetic to the economic needs of those engaged in this activity, illegal mining typically results in uncontrolled environmental damage and is often conducted in an unsafe manner. In addition, failure to discourage illegal mining on our properties could jeopardize legal title to our mineral rights. As such we have sought to discourage this activity both by dialogue and by establishing a security presence. The governmental authorities in western Ghana are aware of the illegal mining situation and have been of assistance in our efforts to discourage such activity.

SEASONALITY

Most of our operations are in tropical climates which experience annual rainy seasons. Mining operations are not materially affected by the rainy seasons in Ghana but exploration efforts in Ghana and in the Guiana Shield in South America are generally timed to avoid the rainy periods to ease transportation logistics associated with wet roads and swollen rivers.

RELATED PARTY TRANSACTIONS

Our President and CEO, Peter J. Bradford, participated in our private placement in January 2002, paying $0.1 million for 200,000 units, each unit consisting of one share of our common stock and one half warrant to purchase our common shares at $0.70 until January 11, 2004. In December 2003 Mr. Bradford exercised the 100,000 warrants obtained in this transaction.

During 2003 we obtained legal services from a legal firm to which one of our directors is of counsel. Total value of all services purchased during 2003 was $0.2 million. Our director did not personally perform any legal services for us during 2003 nor did he benefit directly or indirectly from payments for the services performed by the firm.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements reflect the application of Cdn GAAP, which is different in certain material respects from US GAAP. The accounting policies reflected therein are generally those applied by similarly situated mining companies in Canada. Our accounting policies under Canadian GAAP are described in Note 3 to our consolidated financial statements.

Preparation of our consolidated financial statements requires the use of estimates and assumptions that can affect reported amounts of assets, liabilities, revenues and expenses. Accounting policies relating to asset impairments, deprecation and amortization of mine property and property plant and equipment, and site reclamation/closure accruals are subject to estimates and assumptions regarding reserves, gold recoveries, future gold prices and future mining activities.

Decisions to write off (or not to write off) all or a portion of our investment in various properties, especially exploration properties, subject to impairment analysis are based on our judgment as to the actual value of the properties and are therefore subjective in most cases. In recent years we have written off substantially all of our pre-1999 investments in exploration properties based upon our assessments of the amounts recoverable from these properties. Additional exploration properties were found to be impaired in the current period and were written off during 2003. We continue to retain title to certain properties after impairment write-offs as future events and discoveries may ultimately prove that they have significant value.

Mine properties recorded on our financial records are amortized using a units-of-production method over proven and probable reserves. Reserve estimates, which serve as the denominator in units of production amortization calculations, involve the exercise of subjective judgment and are based on numerous assumptions about future operating costs, future gold prices, continuity of mineralization, future gold recovery rates, spatial configuration of gold deposits, and other factors that may prove to be incorrect.

Accruals of site reclamation and closure costs involve estimates of the extent and timing of future environmental disturbances, the cost of and technology available to reclaims such disturbances, changing environmental requirements, mine life and reserves to be mined.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

TABLE OF CONTRACTUAL OBLIGATIONS

	Payment due by period

					More
Contractual Obligations		Less than	1-3	3-5	than
(as of December 31, 2003)	Total	1 year	years	years	5 years

Long term debt	$914	$186	$372	$356	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	—	—	—	—	—
Purchase obligations	3,696	3,696	—	—	—
Other long term liabilities reflected on the balance sheet under GAAP	7,980	350	3,518	195	3,917

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates and commodity price fluctuations.

Interest Rate Risk

We currently have minimal debt and thus no material interest rate exposure related to debt. When appropriate we invest excess cash in short-term debt instruments of the United States and Canadian Governments and their agencies on a fixed interest rate basis. Over time the rates received on such investments may fluctuate with changes in economic conditions. As a result our investment income may fall short of expectations during periods of lower interest rates. We estimate that given the cash balances expected during 2004, a one percent change in interest rates would result in a $0.7 million change in interest income. We may in the future actively manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

The price of gold is denominated in United States dollars and the majority of our revenues and expenses are denominated in United States dollars. To the extent there are fluctuations in local currency exchange rates against the dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation because local salaries and supplies will decrease against the US dollar revenue stream. Approximately 26% of our cash and cash equivalents were invested in Canadian dollar treasury notes at December 31, 2003. While we have realized exchange gains on such investments during 2003, a decrease in the value of the Canadian dollar versus the US dollar could result in exchange losses. We currently do not utilize market risk sensitive instruments to manage our exposure.

Commodity Price Risk

We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 change in the price of gold would result in a $2 million change in pre-tax earnings and cash flows during 2004. We have in the past purchased puts but we have no puts outstanding at the end of 2003. We may in the future more actively manage our exposure through hedging programs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of
Golden Star Resources Ltd.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL INFORMATION

To the Shareholders of
Golden Star Resources Ltd.:

The consolidated financial statements and all information in the Annual Report are the responsibility of the Board of Directors and management. The consolidated financial statements have been prepared by management based on information available to January 29, 2004, and are in accordance with accounting principles generally accepted in Canada.

A system of internal accounting and administrative controls is maintained by management in order to provide reasonable assurance that financial information is accurate and reliable, and that our assets are safeguarded. Limitations exist in all cost effective systems of internal controls. Our systems have been designed to provide reasonable but not absolute assurance that financial records are adequate to allow for the completion of reliable financial information and the safeguarding of our assets. We believe that the systems are adequate to achieve the stated objectives.

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

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, Chartered Accountants, who were appointed by the shareholders. The auditors’ report outlines the scope of their examination and their opinion on the consolidated financial statements.

/s/ Peter J. Bradford	/s/ Allan J. Marter

Peter J. Bradford President and Chief Executive Officer	Allan J. Marter Senior Vice President and Chief Financial Officer

January 29, 2004	January 29, 2004

AUDITORS’ REPORT

To the Shareholders of
Golden Star Resources Ltd.:

We have audited the consolidated balance sheets of Golden Star Resources Ltd. as of December 31, 2003 and 2002 and the consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2003, in accordance with accounting principles generally accepted in Canada.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Calgary, Alberta, Canada

January 29, 2004

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of United States dollars except share amounts)

	As of December 31,

ASSETS	2003	2002

CURRENT ASSETS
Cash and cash equivalents (Note 3)	$89,970	$20,016
Marketable securities (Note 5)	—	906
Accounts receivable	790	1,977
Inventories (Note 6)	12,661	8,421
Due from sale of property (Note 7)	1,000	1,000
Other current assets	514	523

Total Current Assets	104,935	32,843

RESTRICTED CASH (Note 14)	3,317	3,365
DUE FROM SALE OF PROPERTY (Note 7)	1,000	2,000
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 8)	9,108	4,743
PROPERTY, PLANT AND EQUIPMENT (Note 9)	18,202	8,490
MINING PROPERTIES (Note 10)	56,808	17,580
MINE CONSTRUCTION-IN-PROGRESS (Note 11)	27,376	4,543
OTHER ASSETS	1,645	571

Total Assets	$222,391	$74,135

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$3,268	$4,109
Construction retention payable	1,350	—
Royalties payable	532	338
Other accrued liabilities	2,859	2,870
Current debt (Note 12)	142	3,563

Total Current Liabilities	8,151	10,880

LONG TERM DEBT (Note 12)	657	1,727
ASSET RETIREMENT OBLIGATIONS (Note 13)	7,745	7,246

Total Liabilities	16,553	19,853

MINORITY INTEREST	7,476	4,898
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First Preferred Shares, without par value, unlimited shares authorized. No shares issued	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 132,924,278 at December 31, 2003; 87,400,702 at December 31, 2002	327,578	201,039
DEFICIT	(129,216)	(151,655)

Total Shareholders’ Equity	198,362	49,384

Total Liabilities and Shareholders’ Equity	$222,391	$74,135

          The accompanying notes are an integral part of these consolidated financial statements.

By:	/s/ David K. Fagin — Director	By:	/s/ Peter J. Bradford — Director

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of United States dollars except per share amounts)

	For the years ended December 31,

	2003	2002	2001

REVENUE
Gold sales	$63,512	$38,091	$23,801
Interest and other	858	711	857

	64,370	38,802	24,658

EXPENSES
Mining operations	32,125	26,747	24,824
Depreciation, depletion and amortization	4,993	2,459	3,420
Accretion of asset retirement amortization	578	—	—
Exploration expense	594	485	204
General and administrative expense	5,566	3,886	2,669
Abandonment and impairment of mineral properties	175	—	15,010
Gain on sale of assets	—	(425)	—
Interest expense	42	265	833
Foreign exchange gain	(2,331)	(139)	(50)

Total expenses	41,742	33,278	46,910

INCOME/(LOSS) BEFORE THE UNDERNOTED	22,628	5,524	(22,252)
Gain on sale of marketable securities (Note 5)	1,905	—	—
Omai preferred share redemption premium	—	170	583

Income/(loss) before minority interest	24,533	5,694	(21,669)
Minority interest	(2,577)	(838)	1,085

NET INCOME/(LOSS) BEFORE TAX	21,956	4,856	(20,584)
Income tax (Note 17)	—	—	—

NET INCOME/(LOSS)	$21,956	$4,856	$(20,584)

NET INCOME/(LOSS) PER COMMON SHARE — BASIC (Note 18)	$0.198	$0.070	$(0.488)
NET INCOME/(LOSS) PER COMMON SHARE — DILUTED (Note 18)	$0.186	$0.063	$(0.488)
WEIGHTED AVERAGE SHARES OUTSTANDING (in millions of shares)	111.0	72.4	42.2

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Stated in thousands of United States dollars except share amounts)

				Equity
	Common			Component
	Stock			of
	Number of	Share		Convertible
	Shares	Capital	Warrants	Debentures	Deficit

Balance at December 31, 2000	37,588,988	$159,642	$1,341	$984	$(135,927)

Shares issued under warrants	2,738,660	1,282	—	—	—
Warrants issued	—	—	401	—	—
Warrants exercised	—	1,332	(1,332)	—	—
Debenture conversions	2,098,567	1,469	—	(439)	—
Shares issued	6,833,333	4,204	—	—	—
Net loss	—	—	—	—	(20,584)

Balance at December 31, 2001	49,259,548	167,929	410	545	(156,511)

Shares issued	31,506,000	27,507	—	—	—
Issue costs	—	(2,558)	—	—	—
Shares issued under options	547,916	520	—	—	—
Shares issued under warrants	2,535,960	1,778	—	—	—
Stock bonus	107,000	78	—	—	—
Debenture conversions	2,994,278	2,903	—	(545)	—
Warrants issued	—	—	1,817	—	—
Warrants exercised	—	397	(397)	—	—
Warrants issued to acquire property	—	—	255	—	—
Other	450,000	400	—	—	—
Net income	—	—	—	—	4,856

Balance at December 31, 2002	87,400,702	198,954	2,085	—	(151,655)

Shares issued	33,030,000	107,598	—	—	—
Issue costs	—	(6,455)	—	—	—
Warrants issued	—	—	1,780	—	—
Warrants exercised	—	1,504	(1,504)	—	—
Shares issued under options	1,518,420	2,858	—	—	—
Shares issued under warrants	8,167,956	8,595	—	—	—
Stock bonus	57,200	118	—	—	—
Shares issued to acquire property	2,750,000	12,045	—	—	—
Cumulative effect of change in accounting method (Note 13)	—	—	—	—	483
Net income	—	—	—	—	21,956

Balance at December 31, 2003	132,924,278	$325,217	$2,361	$—	$(129,216)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of United States dollars)

	For the years ended December 31,

	2003	2002	2001

OPERATING ACTIVITIES:
Net income/(loss)	$21,956	$4,856	$(20,584)

Reconciliation of net income/(loss) to net cash used in operating activities:
Depreciation, depletion and amortization	4,993	2,459	3,423
Convertible debentures accretion	—	46	209
Premium on Omai preferred share redemption	—	(170)	(583)
Non-cash employee compensation	1,085	78	—
Abandonment and impairment of mineral properties	175	—	15,010
Gain on sale of assets	—	(425)	—
Change in note receivable	—	—	(89)
Restricted cash	—	—	782
Reclamation expenditures	(841)	(465)	(244)
Asset retirement obligation	578	—	—
Minority interest	2,577	838	(1,085)

	30,523	7,217	(3,161)
Changes in assets and liabilities:
Accounts receivable	1,187	(746)	(255)
Inventories	(4,240)	(424)	3,139
Accounts payable	690	45	2,742
Marketable securities	906	(906)	—
Other	10	(293)	(36)

Net Cash Provided by Operating Activities	29,076	4,893	2,429

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(4,539)	(208)	(2,798)
Expenditures on mining properties	(31,142)	(12,075)	(2,376)
Expenditures on property, plant and equipment	(10,691)	(3,430)	(1,018)
Expenditures on mine construction-in-progress	(22,833)	—	—
Omai preferred share redemption	—	310	1,068
Asset retirement obligation related assets	1,192	—	—
Sale of property	1,000	5,425	—
Other	(1,027)	(392)	(62)

Net Cash Used in Investing Activities	(68,040)	(10,370)	(5,186)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	113,408	29,095	2,282
Debt repayment	(5,289)	(6,502)	(1,068)
Increase in debt	799	2,384	826
Other	—	7	235

Net Cash Provided by Financing Activities	108,918	24,984	2,275

Increase/(decrease) in cash and cash equivalents	69,954	19,507	(482)
Cash and cash equivalents, beginning of period	20,016	509	991

Cash and cash equivalents end of period	$89,970	$20,016	$509

See Note 19 for supplemental cash flow information

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of United States Dollars unless noted otherwise)

1. Description of Business

We are an international gold mining and exploration company producing gold in Ghana in West Africa. Through our subsidiaries and joint ventures we own a controlling interest in four gold properties in Ghana; the Bogoso property (“Bogoso”), the Prestea property (“Prestea”), the Wassa property (“Wassa”) and the Prestea underground property (“Prestea Underground”). Bogoso and Prestea are adjoining properties and both are owned by our 90% owned subsidiary Bogoso Gold Limited (“BGL”). These two properties now function as a single operation referred to as “Bogoso/Prestea”.

The Prestea Underground, acquired in 2002 via a joint venture, is located under our Prestea property and consists of a currently inactive underground gold mine and associated support facilities, which ceased operating in early 2002. BGL owns a 66% managing interest in this joint venture as of December 31, 2003 and studies are now underway, under our direction, to determine if the Prestea Underground mine can be profitably reactivated under our management.

We also own a 90% equity interest in Wexford Goldfields Limited (“Wexford”) which owns Wassa and its associated mining rights, located some 35 kilometers east of Bogoso/Prestea. A CIL processing plant and associated facilities are currently under construction at Wassa and we expect gold production to commence early in 2004.

We hold active exploration properties in Ghana and in Suriname and, through our 73%-owned subsidiary, Guyanor Ressources S.A. (“Guyanor”), we hold interests in gold exploration properties in French Guiana. We also hold interests in exploration joint ventures, managed by our joint venture partners, in South America, and in Mali and Sierra Leone in West Africa.

2. Changes in Accounting Policies

(a)	Asset retirement obligations — On January 1, 2003 we adopted the provisions of Canadian Institute of Chartered Accountant’s Handbook Section 3110, “Asset Retirement Obligations” (“CICA 3110”). We also adopted for our US GAAP financial statements, the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) which is essentially identical to CICA 3110 and which was effective January 1, 2003. Prior to the adoption of these new standards an accrual was made on each ton mined in an amount designed to accumulate an accrual equal to estimated future reclamation and closure costs. CICA 3110 and SFAS 143 require that estimated future cash reclamation and closure costs be discounted and an asset recorded for the discounted value of the estimated future costs. It also requires that an accretion expense be recognized in each period which increments the recorded liability to eventually equal the cash reclamation costs by the time the projected reclamation work is performed.

(b)	Stock option expense — In 2003 we adopted the provisions of CICA 3870, “Stock-Based Compensation and Other Stock-Based Payments”. Accordingly we adopted a fair value based approach wherein the fair value of option grants is established at the date of the grant using a Black-Scholes option pricing model. Compensation expense, equal to the option’s fair value, is then recognized over the option’s vesting periods. For our US GAAP financial statements we also adopted SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure: an amendment of SFAS 123,” which prescribes essentially the same accounting treatment for stock options as does CICA 3870.

3. Summary of Significant Accounting Policies

Basis of Consolidation and the Preparation of Financial Statements

These consolidated financial statements are prepared and reported in United States dollars and in accordance with generally accepted accounting principles in Canada, (“Canadian GAAP”) which differ in some respects from GAAP in the United States (“US GAAP”). These differences are quantified and explained in Note 22. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries and joint ventures. All material inter-company balances and transactions have been eliminated.

Fiscal Year

Our fiscal year runs from January 1 to December 31.

Use of Estimates

Preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that can affect reported amounts of assets, liabilities, revenues and expenses. Accounting policies relating to asset impairments, deprecation and amortization of mine property and property plant and equipment, and site reclamation/closure accruals are subject to estimates and assumptions regarding reserves, gold recoveries, future gold prices and future mining activities.

Cash and Cash Equivalents

We consider all highly liquid marketable securities with maturities at date of purchase of less than 91 days to be cash equivalents. Our cash equivalents consist mostly of US and Canadian government treasury bills, agency notes and money market funds.

Inventories

Stockpiled ore, in-process ore and finished inventory are recorded at the lower of cost or market, including direct production costs and attributable operating expenses including depreciation. Materials and supplies are valued at the lower of average cost or replacement cost.

Marketable Securities

Short term investments in publicly traded marketable securities are recorded at the lower of cost or quoted market prices, with unrealized losses included in income. The market value is based on the closing price at the end of the period, as reported on recognized securities exchanges.

Exploration Property Acquisition, Deferred Exploration and Development Costs

Acquisition, exploration and development costs of exploration properties are capitalized until viability of the mineral interest owned, or under option, is determined. Exploration costs not directly related to a property are expensed as incurred.

Management periodically reviews the carrying value of investments in acquisition, deferred exploration and development costs. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of reserves and mineralized material, anticipated future mineral prices, the anticipated future costs of exploring, developing and operating a producing mine, the expiration term and ongoing expenses of maintaining leased mineral properties and the general likelihood that we will continue exploration. We do not set a pre-determined holding period for properties with unproven reserves; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted and if their carrying values are appropriate.

If an exploration property is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. Any costs incurred for a particular project afterward are expensed as incurred.

The accumulated costs of mineral properties are reclassed as mine property and depleted on a units-of-production basis at such time as production commences.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If deemed impaired, an impairment loss is measured and recorded based upon the recoverable value of the asset which generally will be computed using discounted future cash flows. Estimates of future cash flows are subject to risks and uncertainties and therefore, it is possible that unexpected changes could affect the recoverability of investments in long-lived assets.

Property, Plant and Equipment

Property, plant and equipment assets, including buildings, machinery, equipment, facilities and vehicles are recorded at cost, including direct acquisition costs. Depreciation is computed using the straight-line method at rates calculated to depreciate the cost of the assets, less their anticipated residual values, if any, over their estimated useful lives. Buildings and processing facilities are depreciated over the life of the reserves of the associated mining property. Mining equipment, miscellaneous equipment and light vehicles are depreciated over five years. The net book value of property, plant and equipment assets at property locations is charged against income if the site is abandoned and it is determined that the assets cannot be economically transferred to another project or sold. Major overhauls of mining equipment that extend the life of such equipment are capitalized and depreciated on a straight-line basis.

Environmental Rehabilitation

Environmental reclamation and closure liabilities are recognized at the time of environmental disturbance in amounts equal to the discounted value of expected future reclamation and closure costs. The discounted cost of future reclamation and closure activities is capitalized into mine property and amortized over the life of the property. The estimated future cash costs of such liabilities are based primarily upon environmental and regulatory requirements of the various jurisdictions in which we operate. Cash expenditures for environmental remediation and closure are netted against the accrual as incurred.

Foreign Currencies and Foreign Currency Translation

Our functional currency is the United States dollar. Transaction amounts denominated in foreign currencies are translated to US dollars at exchange rates prevailing at the date of the transaction. The carrying value of monetary assets and liabilities is translated at the rate of exchange prevailing at the balance sheet date. Non-monetary assets are translated at the rates of exchange prevailing when the assets were acquired or the liabilities assumed. Revenue and expense items are translated at the average rate of exchange during the period. Translation gains or losses are included in net earnings for the period.

Canadian currency in these financial statements is denoted as “Cdn$”, French currency is denoted as “Euro”, and Ghanaian currency is denoted as “Cedi” or “Cedis”.

Net Income/( Loss) per Share

Basic income per share is calculated by dividing income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income/(loss) per common share uses the treasury stock method to compute the dilutive effects of stock options and warrants.

Revenue Recognition

Revenue from the sale of gold is recognized when title and the risk of ownership pass to the buyer. Title and risk of ownership pass to the buyer when dore’ is delivered into the buyer’s custody. Our gold is sold to a European bank and revenue is recognized when title is transferred to the customer at the Accra International Airport in Ghana. The sales price is based on the London P.M. fix on the day of delivery.

Stock Based Compensation

As permitted by CICA Handbook Section 3870, “Stock Based Compensation and other Stock-based Payments” we elected in the fourth quarter of 2003 to prospectively measure and expense the fair value of options granted to employees and directors during 2003. The fair value of options granted is established at the date of the grant, using the Black-Scholes option-pricing model. Compensation expense for options with immediate vesting is recognized in the period of the grant. Compensation expense for options with graded vesting is recognized on a straight line basis over the vesting periods.

4. Financial Instruments

(a) Fair Value — Our financial instruments are comprised of cash, short-term investments, accounts receivable, restricted cash, accounts payable, accrued liabilities, accrued wages, payroll taxes and debt. The fair value of cash and short-term investments, accounts receivable, accounts payable, accrued liabilities and accrued wages, payroll taxes and debt equals their carrying value due to the short-term nature of these items. The fair value of restricted cash is equal to the carrying value as the cash is invested in short-term, high-quality instruments.

(b) Commodity Instruments — In the past we have purchased put option contract (“puts”). Puts provide the right, but not the obligation, to sell a specified number of ounces of gold at a specified price on a specified future transaction date. Put options thereby provide a floor price for a portion of future production but they do not limit the upside potential of higher gold prices in excess of the specified price. If we opt to forego exercising a put option, the put expires on its specified transaction date. We have not entered into a hedging program nor do we currently otherwise manage exposure to commodity price risk. We may in the future more actively manage our commodity price exposure through hedging programs.

5. Marketable Securities

All of our marketable securities were sold in June 2003 for $2.8 million, yielding a realized gain of $1.9 million.

6. Inventories

	As of December 31,

	2003	2002

Stockpiled ore	$4,167	$2,039
In-process	2,821	965
Materials and supplies	5,673	5,417

Total	$12,661	$8,421

7. Guiana Shield transaction — Gross Rosebel Royalty

In 2001 we sold our 50% interest in the Gross Rosebel exploration property in South America to Cambior Inc. In addition to a $5.0 million payment received at closing in 2002, terms of the sale agreement provided that Cambior would make three deferred payments of $1.0 million each and also pay a royalty on future gold production. The first of the deferred payments was received in the first quarter of 2003. The second deferred payment is expected in the first quarter of 2004, and the third and final payment is expected in the first quarter of 2005.

8. Deferred Exploration and Development Costs

The consolidated property expenditures for our exploration projects for the year ended December 31, 2003 were as follows:

	Deferred				Deferred
	Exploration &				Exploration &
	Development	Capitalized			Development
	Costs	Exploration		Impairment	Costs
	as of 12/31/02	Expenditures	Acquisitions	Write-offs	as of 12/31/03

AFRICA:
Obuom	$269	$9	$—	$—	$278
Bogoso Sulfide Project	3,621	119	2,190	—	5,930
Akropong Trend Properties	787	972	—	—	1,759
Beta Boundary	—	814	—	—	814
Other Bogoso Area Projects	—	109	—	(109)	—
Other West Africa	—	130	—	—	130
SURINAME:
Saramacca	—	197	—	—	197
FRENCH GUIANA
Yaou	33	—	—	(33)	—
Dorlin	33	—	—	(33)	—

TOTAL	$4,743	$2,350	$2,190	$(175)	$9,108

Bogoso Sulfide Project

The 1999 Bogoso purchase agreement required us to pay the Bogoso sellers an amount equal to $5.0 million plus subsequent increases for inflation when we initiated sulfide mining at Bogoso. The payment date was to be the first anniversary of the commencement of treatment of sulfide ore at the Bogoso Mine. In February 2003 we paid the Bogoso sellers $2.0 million, plus expenses of approximately $0.2 million, to satisfy these obligations in full.

Consolidated property expenditures for our exploration projects for the year ended December 31, 2002 were as follows:

	Deferred				Deferred
	Exploration &	Capitalized			Exploration &
	Development Costs	Exploration		Sale of	Development Costs
	as of 12/31/01	Expenditures	Acquisitions	Property	as of 12/31/02

AFRICA:
Obuom	$—	$14	$255	$—	$269
Bogoso Sulfide Project	3,572	49	—	—	3,621
Akropong Trend Properties	642	145	—	—	787
SURINAME:
Gross Rosebel	8,066	—	—	(8,066)	—
FRENCH GUIANA
Yaou	—	—	33	—	33
Dorlin	—	—	33	—	33

TOTAL	$12,280	$208	$321	$(8,066)	$4,743

9. Property, Plant and Equipment

	As of December 31, 2003			As of December 31, 2002

	Property,		Property,	Property,		Property,
	Plant and		Plant and	Plant and		Plant and
	Equipment at	Accumulated	Equipment	Equipment at	Accumulated	Equipment
	Cost	Depreciation	Net Book	Cost	Depreciation	Net Book

Bogoso/Prestea	$15,765	$4,143	$11,622	$5,829	$3,180	$2,649
Prestea Underground	227	—	227	325	—	325
Guyanor	1,985	1,952	33	1,981	1,940	41
Wassa	6,259	—	6,259	5,460	—	5,460
Corporate & other	782	721	61	732	717	15

Total	$25,018	$6,816	$18,202	$14,327	$5,837	$8,490

10. Mining Properties

	As of December 31, 2003			As of December 31, 2002

	Mine		Mine	Mine		Mine
	Property at	Accumulated	Property, Net	Property at	Accumulated	Property, Net
	Cost	Amortization	Book Value	Cost	Amortization	Book Value

Bogoso/Prestea	$41,885	$16,856	$25,029	$24,798	$12,842	$11,956
Prestea Underground	8,560	—	8,560	5,525	—	5,525
Wassa	9,778	—	9,778	99	—	99
Mampon	13,441	—	13,441	—	—	—

Total	$73,664	$16,856	$56,808	$30,422	$12,842	$17,580

Some prior period numbers have been adjusted to conform with current year presentation.

Mampon Gold Property Transaction

In June 2003, we acquired from Ashanti Goldfields Company Limited their rights to Mampon for $9.5 million. Mampon is located on the Asikuma prospecting license in Ghana which was owned by Birim Goldfields Inc. and which is contiguous with the northern boundary of Bogoso/Prestea. Ashanti acquired the rights to Mampon from Birim in 1999. Exploration data supports the establishment of a probable mineral reserve of approximately 161,000 ounces. In addition to the $9.5 million purchase price, we agreed to assume the responsibility to pay a royalty to Birim for any future production from Mampon.

Subsequent to the Mampon purchase, in a separate transaction in August 2003, we purchased from Birim for $3.4 million its right to collect the Mampon royalty, effectively canceling the Mampon royalty. As part of the same Birim transaction we purchased Birim’s rights to the Asikuma and Mansiso prospecting licenses which we now refer to as the Dunkwa properties.

11. Mine Construction-in-Progress

Mine construction in progress represents costs incurred at the Wassa project subsequent to acquisition. The balance includes feasibility study costs, equipment purchases and construction costs, including interim payments to the construction contractor and development costs.

12. Debt

	As of December 31,

	2003	2002

Current Debt
Overdraft facility at BGL (Note a)	$—	$914
Bank loan at BGL (Note b)	—	534
Accrual of liability to sellers of BGL (Note c)	—	2,000
Current portion bank loan at Wassa (Note d)	—	115
Equipment financing loans — Wassa (Note e)	142	—

Total Current debt	$142	$3,563

Long Term debt
Bank loan at Wassa (Note d)	$—	$1,727
Equipment financing loans — Wassa (Note e)	657	—

Total Long Term debt	$657	$1,727

(a) Overdraft facility at BGL — Revolving Over-Draft Facility at BGL from Barclays Bank (Ghana) in the amount of $1.0 million. At December 31, 2003 no amounts were drawn on this line of credit.

(b) Bank Loan — A term loan to BGL from CAL Merchant Bank in Ghana in the original amount of $0.8 million. The final installment on this loan was paid in December 2003.

(c) Accrual of Liability to Sellers — The original BGL purchase agreement of September 1999 included a contingent $2.0 million reserve-acquisition payment, due the sellers of BGL, which was triggered by BGL’s acquisition of the Prestea reserves in late 2001. This liability was paid in February 2003.

(d) Wassa Bank Loan — A $1.8 million term loan provided by the sellers of Wassa. Repayment was scheduled to begin on December 13, 2003 with installments following every three months thereafter, and final payment on September 13, 2007. Interest from September 13, 2002 until repayment begins was capitalized into the loan. This loan, including accrued interest, was repaid in October 2003.

(e) Caterpillar Financial Services Corporation — A $0.8 million installment loan used to purchase mobile equipment at Wassa. Repayable in 60 equal monthly installments beginning January 2004. Interest rate is 6.25%.

13. Asset Retirement Obligations — Change in Accounting Method

Effective January 1, 2003, we changed our accounting policy for asset retirement obligations to comply with CICA Handbook Section 3110, “Asset Retirement Obligations.” This change was made on a retroactive basis. Upon the adoption of this new standard, we recognized a $0.5 million reduction in the carrying value of liabilities related to future reclamation and other asset retirement obligations. The cumulative effect of the adoption of this new standard totaled $0.5 million and was recorded as a reduction in the deficit account in shareholders’ equity.

Our Asset Retirement Obligations (“ARO”) recognize the present value of the ultimate closure cost associated with reclamation, demolition and stabilization of our mining properties. Included in this liability are the costs of mine closure and reclamation, processing plant and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs.

The changes in the carrying amount of the ARO during 2003:

Year ended
Asset Retirement Obligations	December 31, 2003

Balance at beginning of the year as adjusted by the adoption of CICA 3110	$6,816
Accretion expense	578
Reclamation work performed	(841)
New AROs incurred during the period	1,192

Balance at December 31, 2003	$7,745

Prior periods have not been restated in the financial statements due to the immaterial amounts of the adjustments. We also adopted Statement of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations” for US GAAP reporting purposes at the beginning of 2003. The provisions of SFAS 143 are very similar to the provisions of CICA 3110.

14. Commitments and Contingencies

(a) Environmental Regulations and Asset Retirement Obligations — We are not aware of any events of material non-compliance with environmental laws and regulations in our operations which could have a material adverse effect on our operations or financial condition. The exact nature of environmental control problems, if any, which we may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within foreign jurisdictions. Asset retirement obligations, which include environmental rehabilitation liabilities for reclamation and for closure costs, were $5.2 million at Bogoso/Prestea at December 31, 2003, up from $4.9 million at December 31, 2002. Asset retirement obligations at Wassa totaled $2.5 million at December 31, 2003, up from $2.3 million at the end of 2002.

(b) Cash Restricted for Environmental Rehabilitation Liabilities — In 1999, we were required, according to the acquisition agreement with the sellers of BGL, to restrict $6.0 million of cash to be used for the ongoing and final reclamation and closure costs at Bogoso. The withdrawal of these funds must be agreed to by the sellers, who are ultimately responsible for the reclamation in the event of our non-performance. In the past the sellers have agreed to allow disbursement of portions of the restricted cash to us equal to the cash costs we have incurred for work performed but there have been no agreements for disbursements since 2001. Following the final payment to the sellers of BGL, we are seeking to obtain an amendment to the agreement that would remove the restriction and in its place establish a reclamation bond to meet Ghana’s Environmental Protection Agency’s reclamation bonding requirements. At December 31, 2003, approximately $3.3 million of restricted cash was held as a cash provision against future reclamation commitments at Bogoso.

(c) Royalties —

(i)	Wassa: As part of the consideration paid for the Wassa assets, a gold production royalty (“First Royalty”) was to be paid to the sellers on future production from the Wassa property. The First Royalty was set at $7.00 per ounce of gold produced, increasing by $1.00 per ounce for each $10.00 increase in the price of gold above $280 per ounce up to a maximum royalty of $15.00 per ounce at gold prices of $350 per ounce and above. This royalty was capped at $38 million over the life of the mine. We also agreed to pay the sellers a second production royalty of $8.00 per ounce capped at $5.5 million. This royalty was in addition to the First Royalty described above. In October 2003 both of these royalties were repurchased from the sellers of Wassa for a total of $11.5 million.

(ii)	Bogoso/Prestea: A gold production royalty was included as a component of total consideration paid for the acquisition of Prestea in October 2001. The royalty was payable on the first one million ounces of gold produced from Bogoso/Prestea following our purchase of Prestea. The amount of the royalty varied, according to a gold price formula, from a minimum of $6.00 per ounce at gold prices less than $260 per ounce to a maximum of $16.80 per ounce at gold prices at or above $340 per ounce. In November 2003 we repurchased this royalty for $12.0 million.

(iii)	Dunkwa Properties: In August 2003, as part of the transaction described in Note 10 above, we agreed to pay Birim a net smelter return royalty on future gold production from the Mansiso and Asikuma properties (the Dunkwa Properties), excluding any royalty on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices of or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

(iv)	Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 12% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and expect to pay a royalty at a similar rate on Wassa production. The Government of Ghana retains the right to increase the amount of the royalty to as much as 12% based upon a formula related to a company’s operating margin.

(d) Wassa Construction Contract — We entered into a contract with Metallurgical Design and Management (Pty) Ltd. (“MDM”), a South African company, in July 2003, for the construction of the CIL processing plant facility and other associated processing facilities at Wassa. Payments to MDM during 2003 totaled $12.6 million. The total contract amount is set at $14.3 million.

(e) Mano River Joint Venture — We entered into a joint venture agreement in late 2003 to invest up to $6 million over the next four years in the Mano River project in Sierra Leone via an earn-in agreement with a junior exploration company which now holds a group of gold exploration properties in Sierra Leone. The initial $6 million, if fully funded (we can terminate the agreement after spending $1.0 million) would yield a 51% interest in the joint venture. Further provisions of the joint venture agreement provide the opportunity to acquire up to 85% of the joint venture by continued long term funding. The joint venture agreement is subject to completion of documentation. Spending during 2003 was nil.

(f) Mininko Joint Venture — In late 2003 we entered into a joint venture agreement, agreeing to fund exploration work on the Mininko gold property in Mali. Funding of $2.6 million would earn a 51% interest in the joint venture. We can terminate the joint venture after spending $0.4 million of which $0.1 million was spent in 2003 and included in deferred exploration costs. The joint venture agreement provides that we can earn up to an 82.5% interest by continued funding of exploration and development, if warranted. The joint venture agreement is subject to completion of documentation.

15. Warrants

At December 31, 2003 there were five series of warrants outstanding to purchase a total of 17.3 million common shares. Of the total, 8.7 million were issued during 2003 and 8.6 million were issued during 2002:

		Warrants	Exercise		Expiration
Issued with:	Date issued	outstanding	price	Term	date

Equity offering	July 24, 2002	7,728,700	Cdn$2.28	2 years	July 24, 2004
Broker warrants	July 24, 2002	385,000	Cdn$2.28	2 years(1)	July 24, 2005
Private placement	December 12, 2002	490,000	$1.50	2 years	December 12, 2004
Equity offering	February 14, 2003	8,448,334	Cdn$4.60	4 years	February 14, 2007
Broker warrants	February 14, 2003	280,500	Cdn$3.00	1.25 years	May 14, 2004

Total		17,332,534

(1)	The July 24, 2002 broker warrants are exercisable during a two-year period beginning July 24, 2003.

The investors’ warrants issued in conjunction with the July 24, 2002 equity offering are traded on the Toronto Stock Exchange under the symbol GSC.WT. The investors’ warrants issued in conjunction with the February 14, 2003 equity offering are traded on the Toronto Stock Exchange under the symbol GSC.WT.A. There is no public market for our other warrants.

16. Stock Based Compensation

(a) Stock Options — We have one stock option plan, the 1997 Stock Option Plan, as amended (the “GSR Plan”) and options are granted under this plan from time to time at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the GSR Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 9,000,000 shares of common stock. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the market price of our stock on the date of grant. Options typically vest over periods ranging from immediately, to four years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.

The following tables summarizes information about options under the GSR Plan:

	2003		2002		2001

		Weighted-		Weighted-Average		Weighted-
	Shares	Average Exercise	Shares	Exercise Price	Shares	Average Exercise
GSR Plan	(000s)	Price (Cdn$)	(000s)	(Cdn$)	(000s)	Price (Cdn$)

Outstanding at beginning of year	4,489	1.36	4,595	1.42	4,821	1.56
Granted	2,354	3.99	640	1.17	938	1.02
Exercised	(1,518)	1.73	(548)	1.49	—	—
Forfeited	(84)	2.92	(198)	1.76	(1,164)	1.69

Outstanding at end of year	5,241	2.41	4,489	1.36	4,595	1.42
Options vested and exercisable at year-end	3,803	1.81	4,006	1.40	3,607	1.49
Weighted-average fair value of options granted during the year		1.25		0.86		1.02

	Options Outstanding			Options Exercisable

	Number	Weighted-Average	Weighted-	Number
GSR Plan	Outstanding at	Remaining	Average Exercise	Exercisable	Weighted-Average
Range of Exercise	December 31, 2003	Contractual Life	Price	December 31, 2003	Exercise Price
Prices (Cdn$)	(000s)	(years)	(Cdn$)	(000s)	(Cdn$)

1.00 to 2.50	3,423	6.4	1.41	3,167	1.37
2.51 to 4.00	1,379	9.2	3.44	526	3.34
4.01 to 7.00	225	9.7	5.25	56	5.25
7.01 to 10.00	214	10.0	8.83	54	8.83

	5,241	7.4	2.41	3,803	1.81

Options granted during 2003:

	Number of			Total Fair
Date	Options	Strike Price	Fair Value per	Value	Option
Granted	(000s)	(Cdn$)	option (Cdn$)	(000s of Cdn$)	Life

January 30, 2003	1,134	3.14	0.96	1,093	10 years
March 21, 2003	225	2.39	0.90	203	10 years
July 30, 2003	556	4.00	1.17	648	10 years
September 18, 2003	225	5.25	1.94	436	10 years
October 30, 2003	32	7.45	2.21	71	10 years
December 18, 2003	182	9.07	2.67	486	10 years

Total	2,354			2,937

Options granted during 2002:

	Number of			Total Fair
Date	Options	Strike Price	Fair Value per	Value	Option
Granted	(000s)	(Cdn$)	option (Cdn$)	(000s of Cdn$)	Life

January 29, 2002	608	1.16	0.83	505	10 years
July 29, 2002	32	1.40	1.27	41	10 years

Total	640			546

The fair value of options granted during 2003, 2002 and 2001 were estimated at the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected volatility	34%	89% to 102%	81% to 84%
Risk-free interest rate	3.01% - 4.46%	3.68% - 4.47%	4.94% - 5.08%
Expected lives	4 to 5 years	5 years	5 years
Dividend yield	0%	0%	0%

In November 2003 the Accounting Standards Board of the Canadian Institute of Certified Accountants amended CICA Handbook CICA 3870, — “Stock-based Compensation and other Stock-based Payments” to require expensing of all stock based compensation awards for fiscal years beginning on or after January 1, 2004. In light of this development in 2003 we adopted the new provision of CICA 3870. As a result we recognized stock based compensation expense of approximately $1.0 million in 2003 for stock options granted during 2003. As an incentive for early adoption, Section 3870 did not require retroactive adjustments and restatements of prior years’ financial data.

Prior to 2003 we did not recognize compensation costs related to stock options granted. Had compensation costs been recognized for options vesting in 2002 and 2001, our net income and earnings per share would have been reduced to the pro forma amounts shown below:

		2003	2002	2001

Net income/(loss)	As reported	$21,956	$4,856	$(20,584)
	Pro forma	$21,882	$4,339	$(21,073)
Net income/(loss) per share	As reported	$0.198	$0.07	$(0.49)
	Pro forma	$0.198	$0.06	$(0.50)

(b) Stock Bonus Plan — In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services, which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it may determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provided for the issuance of 900,000 common shares of bonus stock of which 445,820 common shares have been issued as of December 31, 2003.

During 2003, 2002 and 2001 a total of 57,200, 107,000 and nil common shares respectively were issued to employees pursuant to the Bonus Plan. We recognized compensation expense related to bonuses under the Bonus Plan during 2003, 2002 and 2001 of $117,800, $78,000 and nil.

17. Income Taxes

We recognize future tax assets and liabilities based on the difference between the financial reporting and tax basis of assets and liabilities using the enacted tax rates expected to be in effect when the taxes are paid or recovered. We provide a valuation allowance against future tax assets for which we do not consider realization of such assets to meet the required “more likely than not” standard.

We have not provided current nor future income tax for any of the periods presented because our loss carryovers and other future tax assets exceed our future tax liabilities. A full valuation allowance has been provided against our net future tax assets.

Our future tax assets and liabilities at December 31, 2003 and 2002 include the following components:

	2003	2002

Future tax assets:
Offering costs	$2,835	$1,226
Loss carryovers	62,745	47,287
Tax pools	16,366	13,456
Valuation allowance	(66,222)	(60,295)

Future tax assets	$15,724	$1,674

Future tax liabilities:
Mine property costs	$(15,724)	$(1,674)

Future tax liabilities	$(15,724)	$(1,674)

Net future tax assets/(liabilities)	$—	$—

A reconciliation of expected income tax on net income/(loss) before minority interest at statutory rates with the actual expenses (benefit) for income taxes is as follows:

	2003	2002	2001

Net income (loss) before minority interest	$24,533	$5,694	$(22,252)
Statutory tax rate	34.1%	36.1%	45.6%

Tax expense (benefit) at statutory rate	8,365	2,057	(10,151)
Enacted future tax rate reductions	(490)	(228)
Foreign tax rates	(6,489)	(797)	(391)
Change in tax rates	—	5,870	—
Expired loss carryovers	2,866	1,861	1,214
Ghana investment allowance	(636)	(339)	(79)
Nondeductible stock option compensation	129	—	—
Loss carryover not previously recognized	—	(9,766)	—
Ghana property basis not previously recognized	716	(5,571)	—
Foreign exchange (gain) loss	(8,283)	(3,214)	1,130
Change in valuation allowance	3,822	10,127	8,277

Income tax expense (benefit)	$—	$—	$—

During 2003, 2002 and 2001, we recognized $6,455,000, $2,558,000 and $1,874,000, respectively, of share offering costs. Shareholders’ equity had been credited in the amounts of $2,074,000, $822,000 and $602,000 for the tax benefits of these deductions; however a valuation allowance had been provided against the full amount of these tax benefits.

At December 31, 2003 we had loss carryovers expiring as follows:

	Canada	Ghana	France

2004	$4,513	$—	$11,467
2005	9,483	—	21,301
2006	2,334	12,660	44,140
2007	46	—	2,517
2008	1,360		2,591
2009	2,006	—	—
2010	19,564	—	—
Indefinite	50,953	58,279	—

Total	$90,259	$70,939	$82,016

18. Earnings per Common Share

The following table provides a reconciliation between basic and diluted earnings per common share:

	For the years ended December 31,

	2003	2002	2001

Net Income/(Loss)	$21,956	$4,856	$(20,584)

Shares (in millions)
Weighted average number of common shares	111.0	72.4	42.2
Dilutive Securities:
Options	2.7	1.6	— (1)
Warrants	4.2	2.7	— (1)

Weighted average number of dilutive common shares	117.9	76.7	42.2

Basic Income/(Loss) Per Common Share	$0.198	$0.070	$(0.488)
Diluted Income/(Loss) Per Common Share	$0.186	$0.063	$(0.488)

(1)	Since there was a loss in 2001, inclusion of dilutive securities would have been anti-dilutive.

19. Supplemental Cash Flow Information

The following is a summary of non-cash transactions:

	For the years ended December 31,

	2003	2002	2001

Investing:
Depreciation charged to projects	$—	$—	$3
Repayment of note by minority interest holder	—	—	150
Adjustment to minority interest from note payments	—	—	(150)
Mining properties	—	—	85
Anvil Purchase transaction:
Purchase of Anvil’s minority interest	—	—	(1,549)
Common shares issued for Anvil’s minority interest	—	—	1,081
Mining property	—	—	(1,388)
Extinguishment of note receivable from Anvil	—	—	1,857
Mine property Prestea reserve liability	—	—	(2,000)
Mine property Prestea	—	—	(2,493)
Prestea acquisition costs paid with common shares	—	(400)	—
Common shares issued for Prestea acquisition cost	—	400	—
Receivable on sale of property	—	(3,000)	—
Acquisition, deferred exploration and development	—	3,000	—

	For the years ended December 31,

	2003	2002	2001

Wassa property acquisition
Property, plant and equipment	—	(4,120)	—
Reclamation liability assumed	—	2,302	—
Assumption of bank debt	—	1,818	—
Minority interest in Prestea Underground joint venture	—	2,400	—
Mine property Prestea Underground joint venture	—	(2,400)	—
Warrants issued for Obuom acquisition	—	255	—
Obuom property acquisition	—	(255)	—
Acquisition of properties in French Guiana	—	(66)	—
Guiana Shield transaction property exchange	—	66	—
Barnex royalty buy-back	12,045	—	—
Common shares issued for Barnex royalty buy-back	(12,045)	—	—

Financing:
Equity component of convertible debentures	—	(545)	(439)
Common shares issued upon conversion of convertible debentures	—	2,903	1,469
Conversion of convertible debentures	—	(2,358)	(1,030)
Adjustment of final amount due sellers of BGL	—	—	(85)
Accrual of liability due the sellers	—	—	2,000
Common shares issued to Barnex for Prestea purchase	—	—	2,493

There was no cash paid for taxes during 2003, 2002 and 2001. Cash paid for interest was less than $0.1 million in 2003, $0.4 million in 2002 and $0.4 million in 2001.

20. Operations by Geographic Area

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location. The corporate entity has assets in Canada and in the United States.

		Net	Identifiable
	Revenues	Income(Loss)	Assets

2003
South America	$102	$(1,411)	$352
Africa	63,640	23,082	129,409
North America — Corporate	628	285	92,630

Total	$64,370	$21,956	$222,391

2002
South America	$466	$(1,106)	$189
Africa	38,199	8,089	50,707
North America — Corporate	137	(2,127)	23,239

Total	$38,802	$4,856	$74,135

2001
South America	$548	$(15,373)	$8,429
Africa	24,105	(3,019)	27,572
North America — Corporate	5	(2,192)	551

Total	$24,658	$(20,584)	$36,552

21. Related Parties

Our President and CEO, Peter J. Bradford, participated in our private placement in January 2002, paying $98,000 for 200,000 units, each unit consisting of one share of our common stock and one half warrant to purchase our common shares at $0.70 until January 11, 2004. In December 2003 Mr. Bradford exercised the 100,000 warrants obtained in this transaction.

During 2003 we obtained legal services from a legal firm to which one of our directors is of counsel. Total value of all services purchased during 2003 was $169,000. Our director did not personally perform any legal services for us during 2003 nor did he benefit directly or indirectly from payments for the services performed by the firm.

22. Generally Accepted Accounting Principles in Canada and the United States

(a) Balance Sheets Under US GAAP

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.

	As of December 31,

	2003	2002

Cash and short term investments	$89,970	$20,016
Accounts receivable	790	1,977
Inventories	12,661	8,421
Due from sale of property	1,000	1,000
Marketable securities (note 1)	—	1,454
Other current assets	514	523

Total current assets	104,935	33,391

Restricted cash	3,317	3,365
Acquisition, deferred exploration and development costs (note 2)	—	—
Due from sale of property	1,000	2,000
Mine construction in progress	25,647	610
Property, plant and equipment, net	18,202	8,490
Mining property (note 3)	46,478	14,216
Other assets	758	572

Total Assets	$200,337	$62,644

Current liabilities	$8,151	$10,880
Long term debt	657	1,727
Asset retirement obligations (note 4)	7,745	7,246

Total Liabilities	16,553	19,853

Minority interest (notes 2 and 3)	3,367	1,722

Share capital	324,609	198,070
Accumulated comprehensive income (note 1)	1,316	1,864
Deficit (note 4)	(145,508)	(158,865)

Total Shareholders’ Equity	180,417	41,069

Total Liabilities and Shareholders’ Equity	$200,337	$62,644

(b) Statements of Operations under US GAAP

	For the Years ended December 31,

	2003	2002	2001

Net income/(loss) under Cdn GAAP	$21,956	$4,856	$(20,584)
Acquisition and deferred exploration expenditures expensed per US GAAP (note 2)	(5,252)	(529)	13,815
Gain On Sale of exploration property (note 5)	—	8,066	—
Effect of mining property depletion	—	—	500
Capitalized mine property acquisition costs expensed for US GAAP (note 3)	(4,763)	(7,246)	—
Other	—	(7)	633

Net income/(loss) under US GAAP before minority interest	11,941	5,140	(5,636)
Minority interest, as adjusted (note 2 and 3)	933	1,612	334

Net income/(loss) under US GAAP before cumulative effect of change in accounting method	12,874	6,752	(5,302)
Cumulative effect of change in accounting method (note 4)	483	—

Net Income/(loss) under US GAAP	13,357	6,752	(5,302)
Other comprehensive income — gain on marketable securities (note 1)	(548)	548	—

Comprehensive income/(loss)	$12,808	$7,300	$(5,302)
Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.116	$0.093	$(0.126)
Cumulative effect of change in accounting method	0.004	—	—
Basic net income/(loss) per share under US GAAP after cumulative effect of change in accounting method	$0.120	$0.093	$(0.126)

Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.109	$0.088	$(0.126)
Cumulative effect of change in accounting method	0.004	—	—
Diluted net income/(loss) per share under US GAAP after cumulative effect of change in accounting method	$0.113	$0.088	$(0.126)

(c) Statements of Cash Flows under US GAAP

	For the years ended December 31,

	2003	2002	2001

Cash provided by (used in):
Operating Activities	$19,029	$1,040	$799
Investing activities	(57,993)	(6,517)	(3,556)
Financing activities	108,918	24,984	2,275

Increase/(Decrease) in cash and cash equivalents for the year	69,954	19,507	(482)
Cash and cash equivalent beginning of the year	20,016	509	991

Cash and cash equivalents end of the year	$89,970	$20,016	$509

(d) Notes

(1) Under US GAAP, marketable securities available for sale are marked to market and gains or losses are recognized in Other Comprehensive Income until the securities are sold. Under Cdn GAAP, marketable securities are accounted for at the lower of cost or market.

(2) Under US GAAP, exploration, acquisition and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduce in accordance with US GAAP provisions.

(3) Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until such time as a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mine properties as well as all development costs incurred after acquisition are capitalized, and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduce in accordance with US GAAP provisions.

(4) Asset retirement obligations: Under US GAAP the cumulative effect of applying SFAS 143 “Accounting for Asset Retirement Obligations” in January 2003 is included in net income for the period. In Cdn GAAP, under CICA 3110 “Asset Retirement Obligations”, the cumulative effect of the application of this new standard was recorded as an adjustment to beginning deficit account.

(5) The US GAAP basis in the Gross Rosebel deferred exploration had been expensed in prior periods. Thus under US GAAP the full amount of the sales price was a gain. In Cdn GAAP, this property’s basis approximated the sales price and thus there was no material impact on the statement of operations from the sale.

(e) Impact of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”), that established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective January 1, 2003. We adopted the provisions of SFAS 143 as of January 1, 2003. There was no material effect on prior year’s reported financial statements. See Note 13 for the impact on our current year’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements by rescinding SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 that amend SFAS 13 are effective for transactions occurring after May 15, 2002, with all other provisions of SFAS 145 being required to be adopted by us in our consolidated financial statements for the first quarter of fiscal year 2003. We believe that the adoption of SFAS 145 will not have a material impact on our consolidated financial statements.

On July 30, 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe that the adoption of SFAS 146 will not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002. We adopted the fair value accounting provisions of SFAS 123, and the impact of the adoption is reflected in our financial statements as of December 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued SFAS Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements” (FIN 46). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement, effective as of June 30, 2003, amends Statement 133 for decisions made (1) as part of the derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular the meaning if an initial net investment that is smaller than would be required for other types of contracts that would be expected to have similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The adoption of SFAS 149 did not have a material effect on our consolidated financial statements.

In May 2003 the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB’s Concept Statement No. 6, Elements of Financial Statements. The remaining provisions of this statement are consistent with FASB’s proposal to revise the definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. FASB 150 became effective May 31, 2003 and had no material effect on our consolidated financial statements.

23. Quarterly Financial Data — Unaudited

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net Sales	$15,141	$12,693	$18,801	$17,735
Gross Profit	5,572	3,434	7,838	9,236
Net Income	3,968	3,984	6,090	7,914
Basic Earning Per Common Share	$0.041	$0.037	$0.053	$0.067

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net Sales	$9,332	$9,699	$8,350	$11,421
Gross Profit	2,447	2,954	1,762	1,948
Net Income	1,454	1,557	834	1,011
Basic Earnings Per Common Share	$0.024	$0.024	$0.010	$0.009

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with PricewaterhouseCoopers LLP, our chartered accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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

PART III

ITEMS 10, 11, 12, 13 AND 14

In accordance with General Instruction G(3), the information required by Part III is hereby incorporated by reference from our proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the fiscal year covered by this report.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

1.	Financial Statements

•	Management’s Report

•	Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2003 and 2002

•	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules

Financial Statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(b) Reports on Form 8-K

1. A report on Form 8-K was filed with the Securities and Exchange Commission on October 31, 2003 pursuant to Items 7 and 12 to announce financial results for the third quarter.

2. A report on form 8-K was filed with the Securities and Exchange Commission on December 19, 2003 with the underwriting and agency agreements entered into in connection with the December 2003 public offering.

(c) Exhibits

3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003)

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Reg. No. 333-91666) filed on July 15, 2002)

4.2	Rights Agreement dated as of April 24, 1996, between the Company and the R-M Trust Company as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on January 23, 2003); Amendment to Rights Agreement between the Company and CIBC Mellon Trust Company (formerly, the R-M Trust Company) dated as of June 30, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 1999)

4.3	Warrants dated as of September 11, 2001 between the Company and Barnato Exploration Limited (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the year ended December 31, 2002)

4.4	Warrants dated as of September 11, 2001 between the Company and Ware Limited (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K for the year ended December 31, 2002)

4.5	Form of Warrant, dated as of January 2, 2002 (incorporated by reference to the Company’s Form S-3 (Reg. No. 333-82106) filed on February 4, 2002)

4.6	Warrant Indenture, dated July 17, 2002, among the Company and CIBC Mellon Trust, as Trustee, including the Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 5, 2002)

4.7	Form of Underwriters’ Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3/A (Reg. 333-91666) filed on July 15, 2002)

4.8	Form of Warrant, dated December 12, 2002 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 13, 2002)

4.9	Warrant Indenture, dated as of February 14, 2003, between Golden Star Resources Ltd. and CIBC Mellon Trust Company, including the Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 14, 2003)

4.10	Form of Underwriters’ Warrant, dated February 14, 2003 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on February 14, 2003)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Amended and Restated 1997 Stock Option Plan, effective as of April 3, 2002 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 23, 2003)

10.3	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.4	Summary of Severance Arrangements between the Company and certain executive officers (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on January 23, 2003)

10.5	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.6	Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company’s Form 10-K for the year ended December 31, 1999)

10.7	Employment contract with Mr. Peter Bradford dated November 1, 1999 (incorporated by reference to Exhibit 10.38 (c) to the Company’s Form 10-K for the year ended December 31, 1999)

10.8	Employment agreement with Mr. Allan J. Marter dated November 8, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2003)

10.9	Employment agreement with Mr. Douglas Jones dated February 16, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2003)

10.10	Employment agreement with Mr. Bruce Higson-Smith dated September 22, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003)

10.11	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 1996), (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company’s Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company’s Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company’s Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001

10.12	Agreement for the Sale and Purchase of Certain of the Assets of Satellite Goldfields Limited between The Law Debenture Trust Corporation P.L.C. and Wexford Goldfields Limited dated March 1, 2002 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on September 30, 2002)

10.13	Agreement for the Sale and Purchase of Certain of the Assets of Satellite Goldfields Limited between Satellite Goldfields Limited, The Law Debenture Trust Corporation P.L.C. and Wexford Goldfields Limited dated March 15, 2002 (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed on September 30, 2002)

10.14	Common Terms Agreement for Wassa Gold Project between Wexford Goldfields Limited, any other Obligor Party thereto from time to time, Standard Bank London Limited and The Law Debenture Trust Corporation P.L.C. dated June 26, 2002 (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed on September 30, 2002)

10.15	Wassa Project Facility Agreement between Wexford Goldfields Limited, the lenders listed in Schedule 1 thereto and Standard Bank London Limited dated June 25, 2002 (incorporated by reference to Exhibit 2.4 of the Company’s Form 8-K filed on September 30, 2002)

10.16	Royalty Agreement between Wexford Goldfields Limited and The Law Debenture Trust Corporation P.L.C. dated June 26, 2002 (incorporated by reference to Exhibit 2.5 of the Company’s Form 8-K filed on September 30, 2002)

10.17	Agreement for the Sale and Purchase of 90% of the Issued Capital of Wexford Goldfields Limited between The Law Debenture Trust Corporation P.L.C. and Wasford Holdings dated June 26, 2002, and amendment thereto dated September 13, 2002 (incorporated by reference to Exhibit 2.6 of the Company’s Form 8-K filed on September 30, 2002)

10.18	Support Agreement for Wassa Gold Project between Golden Star Resources Ltd. and Standard Bank London Limited dated September 13, 2002 (incorporated by reference to Exhibit 2.7 of the Company’s Form 8-K filed on September 30, 2002)

10.19	Wassa Project Conversion Agreement between Wexford Goldfields Limited, Bayerische Hypo-Und Vereinsbank AG, Dresdner Bank AG London Branch, Fortis Bank (Nederland) N.V. and Standard Bank London Limited dated September 13, 2002 (incorporated by reference to Exhibit 2.8 of the Company’s Form 8-K filed on September 30, 2002)

10.20	Wassa Gold Project Second Royalty Agreement between Wexford Goldfields Limited, the persons from time to time party thereto and Standard Bank London Limited dated September 13, 2002 (incorporated by reference to Exhibit 2.9 of the Company’s Form 8-K filed on September 30, 2002)

10.21	Sale of Shares Agreement with Barnato Exploration Ltd., dated June 21, 2001, for the purchase of Prestea mining lease rights and Barnex Isle of Man (incorporated by reference to Exhibit 10(z) of the Company’s Form 10-K for the year ended December 31, 2001)

10.22	Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2002)

10.23	Share and Asset Acquisition Agreement, dated August 6, 2001, among Anvil Mining NL, Anvil International Finance Limited and the Company, regarding purchase of 20% interest in Bogoso Gold Limited (incorporated by reference to Exhibit 10(bb) to the Company’s Form 10-K for the year ended December 31, 2001)

10.24	Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star’s interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2002)

10.25	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.26	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.27	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD.
Registrant

By:	/s/ Peter J. Bradford

Peter J. Bradford President and Chief Executive Officer

Date:	January 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Peter J. Bradford	By:	/s/ Allan J. Marter

Name:	Peter J. Bradford	Name:	Allan J. Marter
Title:	President and Chief Executive Officer	Title:	Senior Vice-President and Chief Financial Officer
Date:	January 30, 2004	Date:	January 30, 2004

By:	/s/ James E. Askew	By:	/s/ David K. Fagin

Name:	James E. Askew	Name:	David K. Fagin
Title:	Director	Title:	Director
Date:	January 30, 2004	Date:	January 30, 2004

By:	/s/ Ian MacGregor	By:	/s/ Lars-Eric Johansson

Name:	Ian MacGregor	Name:	Lars-Eric Johansson
Title:	Director	Title:	Director
Date:	January 30, 2004	Date:	January 30, 2004

By:	/s/ Robert R. Stone

Name:	Robert R. Stone
Title:	Director
Date:	January 30, 2004

EXHIBITS

3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003)

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Reg. No. 333-91666) filed on July 15, 2002)

4.2	Rights Agreement dated as of April 24, 1996, between the Company and the R-M Trust Company as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on January 23, 2003); Amendment to Rights Agreement between the Company and CIBC Mellon Trust Company (formerly, the R-M Trust Company) dated as of June 30, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 1999)

4.3	Warrants dated as of September 11, 2001 between the Company and Barnato Exploration Limited (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the year ended December 31, 2002)

4.4	Warrants dated as of September 11, 2001 between the Company and Ware Limited (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K for the year ended December 31, 2002)

4.5	Form of Warrant, dated as of January 2, 2002 (incorporated by reference to the Company’s Form S-3 (Reg. No. 333-82106) filed on February 4, 2002)

4.6	Warrant Indenture, dated July 17, 2002, among the Company and CIBC Mellon Trust, as Trustee, including the Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 5, 2002)

4.7	Form of Underwriters’ Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3/A (Reg. 333-91666) filed on July 15, 2002)

4.8	Form of Warrant, dated December 12, 2002 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 13, 2002)

4.9	Warrant Indenture, dated as of February 14, 2003, between Golden Star Resources Ltd. and CIBC Mellon Trust Company, including the Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 14, 2003)

4.10	Form of Underwriters’ Warrant, dated February 14, 2003 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on February 14, 2003)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Amended and Restated 1997 Stock Option Plan, effective as of April 3, 2002 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 23, 2003)

10.3	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.4	Summary of Severance Arrangements between the Company and certain executive officers (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on January 23, 2003)
10.5	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.6	Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company’s Form 10-K for the year ended December 31, 1999)

10.7	Employment contract with Mr. Peter Bradford dated November 1, 1999 (incorporated by reference to Exhibit 10.38 (c) to the Company’s Form 10-K for the year ended December 31, 1999)

10.8	Employment agreement with Mr. Allan J. Marter dated November 8, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2003)

10.9	Employment agreement with Mr. Douglas Jones dated February 16, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2003)

10.10	Employment agreement with Mr. Bruce Higson-Smith dated September 22, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003)

10.11	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 1996), (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company’s Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company’s Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company’s Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001

10.12	Agreement for the Sale and Purchase of Certain of the Assets of Satellite Goldfields Limited between The Law Debenture Trust Corporation P.L.C. and Wexford Goldfields Limited dated March 1, 2002 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on September 30, 2002)

10.13	Agreement for the Sale and Purchase of Certain of the Assets of Satellite Goldfields Limited between Satellite Goldfields Limited, The Law Debenture Trust Corporation P.L.C. and Wexford Goldfields Limited dated March 15, 2002 (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed on September 30, 2002)
10.14	Common Terms Agreement for Wassa Gold Project between Wexford Goldfields Limited, any other Obligor Party thereto from time to time, Standard Bank London Limited and The Law Debenture Trust Corporation P.L.C. dated June 26, 2002 (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed on September 30, 2002)

10.15	Wassa Project Facility Agreement between Wexford Goldfields Limited, the lenders listed in Schedule 1 thereto and Standard Bank London Limited dated June 25, 2002 (incorporated by reference to Exhibit 2.4 of the Company’s Form 8-K filed on September 30, 2002)

10.16	Royalty Agreement between Wexford Goldfields Limited and The Law Debenture Trust Corporation P.L.C. dated June 26, 2002 (incorporated by reference to Exhibit 2.5 of the Company’s Form 8-K filed on September 30, 2002)

10.17	Agreement for the Sale and Purchase of 90% of the Issued Capital of Wexford Goldfields Limited between The Law Debenture Trust Corporation P.L.C. and Wasford Holdings dated June 26, 2002, and amendment thereto dated September 13, 2002 (incorporated by reference to Exhibit 2.6 of the Company’s Form 8-K filed on September 30, 2002)

10.18	Support Agreement for Wassa Gold Project between Golden Star Resources Ltd. and Standard Bank London Limited dated September 13, 2002 (incorporated by reference to Exhibit 2.7 of the Company’s Form 8-K filed on September 30, 2002)

10.19	Wassa Project Conversion Agreement between Wexford Goldfields Limited, Bayerische Hypo-Und Vereinsbank AG, Dresdner Bank AG London Branch, Fortis Bank (Nederland) N.V. and Standard Bank London Limited dated September 13, 2002 (incorporated by reference to Exhibit 2.8 of the Company’s Form 8-K filed on September 30, 2002)

10.20	Wassa Gold Project Second Royalty Agreement between Wexford Goldfields Limited, the persons from time to time party thereto and Standard Bank London Limited dated September 13, 2002 (incorporated by reference to Exhibit 2.9 of the Company’s Form 8-K filed on September 30, 2002)

10.21	Sale of Shares Agreement with Barnato Exploration Ltd., dated June 21, 2001, for the purchase of Prestea mining lease rights and Barnex Isle of Man (incorporated by reference to Exhibit 10(z) of the Company’s Form 10-K for the year ended December 31, 2001)

10.22	Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2002)

10.23	Share and Asset Acquisition Agreement, dated August 6, 2001, among Anvil Mining NL, Anvil International Finance Limited and the Company, regarding purchase of 20% interest in Bogoso Gold Limited (incorporated by reference to Exhibit 10(bb) to the Company’s Form 10-K for the year ended December 31, 2001)

10.24	Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star’s interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2002)

10.25	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.26	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.27	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)