Form 10-Q
period 2004-03-31
GOLDEN STAR RESOURCES LTD
filed 2004-05-03
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number 1-12284

GOLDEN STAR RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	98-0101955 (I.R.S. Employer Identification No.)

10901 West Toller Drive, Suite 300 Littleton, Colorado (Address of principal executive office)	80127-6312 (Zip Code)

(303) 830-9000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes ☒      No ☐

Number of Common Shares outstanding as of April 29, 2004: 134,613,713

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this report are expressed in US dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$” and the Euro is denoted as "€”.

Financial information is presented in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). Differences between accounting principles generally accepted in the US (“US GAAP”) and those applied in Canada, as applicable to Golden Star Resources Ltd., are explained in Note 17 to the Consolidated Financial Statements.

References to “Golden Star”, “we”, “our”, and “us” mean Golden Star Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

NON-GAAP FINANCIAL MEASURES

In this Form 10-Q, the terms “total cash cost” and “cash operating cost” are used on a per ounce of gold basis. Total cash cost per ounce is equivalent to mining operations expense for the period as found on the Consolidated Statements of Operations, divided by the number of ounces of gold sold during the period. Cash operating cost per ounce is equivalent to mining operations expense for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period. We have included total cash cost and cash operating cost information to provide investors with information about the cost structure of our mining operations. We use this information for the same purpose and for monitoring the performance of our operations. This information differs from measures of performance determined in accordance with GAAP in Canada and the US and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and might not be comparable to similarly titled measures of other companies. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of these non-GAAP measures to our Statements of Operations.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Words such as “anticipates”, “expects”, “intends”, “plans”, “forecasts”, “projects”, “budgets”, “believes”, “seeks”, “estimates”, “could”, “might”, “should”, “may”, “will”, and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this Form 10-Q. These statements include comments regarding: the establishment and estimates of mineral reserves and mineral resources, production, production commencement dates, productions costs, cash operating costs per ounce, total cash costs per ounce, grade, processing capacity, potential mine life, feasibility studies, development costs, capital and operating expenditures, exploration, the closing of certain transactions including acquisitions and offerings, our expansion plans for Bogoso/Prestea, including relocation of a recently acquired carbon-in-leach (“CIL”) processing plant to Prestea, and the development and start-up of Wassa.

The following, in addition to the factors described in “Risk Factors” discussed in our Form 10-K for the fiscal year ended December 31, 2003, are among the factors that could cause actual results to differ materially from the forward-looking statements:

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

These factors are not intended to represent a complete list of the general or specific factors that could affect us. We might note additional factors elsewhere in this Form 10-Q, and in any documents incorporated by reference into this Form 10-Q. We undertake no obligation to update forward-looking statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of US dollars except shares issued and outstanding)
(Unaudited)

	As of	As of
	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$86,017	$89,970
Accounts receivable	1,667	790
Inventories (Note 2)	14,227	12,661
Due from sale of property (Note 3)	1,000	1,000
Other current assets	918	514

Total current assets	103,829	104,935
Restricted cash (Note 10)	3,317	3,317
Due from sale of property (Note 3)	—	1,000
Deferred exploration and development costs (Note 4)	3,850	9,108
Property, plant and equipment (Note 5)	18,930	18,202
Mining properties (Note 6)	64,398	56,808
Mine construction-in-progress (Note 7)	32,988	27,376
Other assets	2,282	1,645

Total assets	$229,594	$222,391

LIABILITIES
Current liabilities:
Accounts payable	$2,749	$3,268
Construction retention payable	1,375	1,350
Royalties payable	582	532
Other accrued liabilities	3,833	2,859
Current debt (Note 8)	142	142

Total current liabilities	8,681	8,151
Long term debt (Note 8)	610	657
Asset retirement obligations (Note 9)	7,919	7,745

Total liabilities	17,210	16,553

Minority interest	8,197	7,476
Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY

Share capital
First preferred shares, without par value, unlimited shares authorized. No shares issued	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 133,312,412 at March 31, 2004; 132,924,278 at December 31, 2003 (Notes 11 & 12)	328,209	327,578
Deficit	(124,022)	(129,216)

Total shareholders’ equity	204,187	198,362

Total liabilities and shareholders’ equity	$229,594	$222,391

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of US dollars except per share amounts)
(Unaudited)

	Three months ended March 31,
	2004	2003
REVENUE
Gold sales	$19,265	$15,017
Interest and other (Note 3)	592	124

Total revenues	19,857	15,141

EXPENSES
Mining operations	9,125	8,500
Depreciation, depletion and amortization	2,278	894
Accretion of asset retirement obligation	159	108
Exploration expense	234	68
General and administrative expense	1,856	1,250
Interest expense	6	24
Foreign exchange (gain)/loss	283	(278)

Total expenses	13,941	10,566
Income before minority interest	5,916	4,575
Minority interest	(722)	(591)

Net income before income tax	5,194	3,984
Income tax (Note 14)	—	—

Net income	$5,194	$3,984

Deficit, beginning of period	(129,216)	(151,655)
Cumulative effect of change in accounting method	—	483

Adjusted deficit, beginning of period	(129,216)	(151,172)

Deficit, end of period	$(124,022)	$(147,188)

Net income per common share — basic (Note 15)	$0.039	$0.041
Net income per common share — diluted (Note 15)	$0.035	$0.039
Weighted average shares outstanding (millions of shares)	133.2	$96.9

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of US dollars)
(Unaudited)

	Three months ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$5,194	$3,984

Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,278	894
Non-cash employee compensation	137	517
Reclamation expenditures	(167)	(170)
Asset retirement obligation	159	516
Minority interest	721	592

	8,322	6,333
Changes in assets and liabilities:
Accounts receivable	(877)	271
Inventories	(1,566)	(475)
Accounts payable and accrued liabilities	530	(907)
Other	(404)	30

Net cash provided by operating activities	6,005	5,252

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(1,624)	(2,564)
Expenditures on mining properties	(2,525)	(3,169)
Expenditures on property, plant and equipment	(1,006)	(1,598)
Expenditures on mine construction-in-progress	(5,612)	—
Sale of property	1,000	1,000
Other	(637)	(7)

Net cash used in investing activities	(10,404)	(6,338)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 11)	695	33,497
Debt repayment (Note 8)	(47)	(2,673)
Other	(202)	20

Net cash provided by financing activities	446	30,844

Increase/(decrease) in cash and cash equivalents	(3,953)	29,758
Cash and cash equivalents, beginning of period	89,970	20,016

Cash and cash equivalents end of period	$86,017	$49,774

See Note 16 for supplemental cash flow information

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in thousands of US dollars unless noted otherwise)
(Unaudited)

These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003, on file with the Securities and Exchange Commission and with the Canadian securities commissions (referred to as the “2003 Form 10-K”). Financial information is presented in accordance with accounting principles generally accepted in Canada.

The unaudited consolidated financial statements for the three months ended March 31, 2004 and March 31, 2003 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.

1. Description of Business

We are an international gold mining and exploration company producing gold in Ghana, West Africa. Through our subsidiaries and joint ventures we own a controlling interest in four gold properties in Ghana; the Bogoso property (“Bogoso”), the Prestea property (“Prestea”), the Wassa property (“Wassa”) and the Prestea underground property (“Prestea Underground”). Bogoso and Prestea are adjoining properties and both are owned by our 90% owned subsidiary Bogoso Gold Limited (“BGL”). These two properties now function as a single operation referred to as “Bogoso/Prestea”.

The Prestea Underground, acquired in 2002 via a joint venture, is located under our Prestea property and consists of a currently inactive underground gold mine and associated support facilities, which ceased operating in early 2002. BGL owns a 68% managing interest in this joint venture as of March 31, 2004 and studies are now underway, under our direction, to determine if the Prestea Underground mine can be profitably reactivated under our management.

We also own a 90% equity interest in Wexford Goldfields Limited (“Wexford”) which owns Wassa and its associated mining rights, located some 35 kilometers east of Bogoso/Prestea. A CIL processing plant and associated facilities are currently under construction at Wassa and we expect gold production to commence in mid-2004.

We hold interests in exploration joint ventures, managed by our joint venture partners, in South America, and in Mali and Sierra Leone in West Africa. We also hold active exploration properties in Ghana and in Suriname and, through our 73%-owned subsidiary, Guyanor Ressources S.A. (“Guyanor”), we hold interests in gold exploration properties in French Guiana.

2. Inventories

	As of	As of
	March 31,	December 31,
	2004	2003
Stockpiled ore	$4,895	$4,167
In-process	2,856	2,821
Materials and supplies	6,476	5,673

Total inventories	$14,227	$12,661

3. Guiana Shield Transaction

In late 2001 we sold our Gross Rosebel exploration property in South America to Cambior Inc. (“Cambior”). In addition to a $5.0 million payment received at closing in 2002, terms of the sale agreement provided that Cambior would make three deferred payments of $1.0 million each plus royalty payments on the first seven million ounces of gold production. The first and second deferred payments were received in the first quarters of 2003 and 2004. The third and final deferred payment is expected in the first quarter of 2005. We were notified by Cambior that gold production has begun at Gross Rosebel midway through the quarter which triggered the quarterly production royalty due to us from the property. Based upon this notification we recorded $0.3 million of royalty revenues in the quarter.

4. Deferred Exploration and Development Costs

	Deferred				Deferred
	Exploration &				Exploration &
	Development	Capitalized		Transferred	Development
	Costs	Exploration		to Mine	Costs
	as of 12/31/03	Expenditures	Acquisitions	Property	as of 3/31/04
AFRICA:
Obuom	$278	$2	$—	$—	$280
Bogoso Sulfide Project	5,930	—	—	(5,930)	—
Akropong Trend Properties	1,759	504	—	—	2,263
Beta Boundary	814	—	—	(814)	—
Mininko — Mali	130	632	—	—	762
Mano River — Sierra Leone	—	253	—	—	253
SURINAME:		—
Saramacca	197	95	—	—	292

TOTAL	$9,108	$1,486	$—	$(6,744)	$3,850

5. Property, Plant and Equipment

	As of March 31, 2004			As of December 31, 2003
	Property, Plant		Property, Plant	Property, Plant		Property, Plant and
	and Equipment	Accumulated	and Equipment	and Equipment	Accumulated	Equipment
	at Cost	Depreciation	Net Book Value	at Cost	Depreciation	Net Book Value
Bogoso/Prestea	$17,500	$4,418	$13,082	$15,765	$4,143	$11,622
Prestea Underground	238	—	238	227	—	227
Guyanor	1,969	1,938	31	1,985	1,952	33
Wassa	5,460	—	5,460	6,259	—	6,259
Corporate & other	857	738	119	782	721	61

Total	$26,024	$7,094	$18,930	$25,018	$6,816	$18,202

6. Mining Properties

	As of March 31, 2004			As of December 31, 2003
			Mine Property,			Mine Property,
	Mine Property	Accumulated	Net Book	Mine Property	Accumulated	Net Book
	at Cost	Amortization	Value	at Cost	Amortization	Value
Bogoso/Prestea	$40,413	$18,855	$21,558	$41,885	$16,856	$25,029
Prestea Underground	9,634	—	9,634	8,560	—	8,560
Wassa	9,653	—	9,653	9,778	—	9,778
Bogoso Sulfide	10,107	—	10,107	—	—	—
Mampon	13,446	—	13,446	13,441	—	13,441

Total	$83,253	$18,855	$64,398	$73,664	$16,856	$56,808

7. Mine Construction-in-Progress

Mine construction in progress represents costs incurred at the Wassa project subsequent to acquisition. The balance includes feasibility study costs, equipment purchases and construction costs, including interim payments to the construction contractor and development costs.

8. Debt

	As of	As of
	March 31,	December 31,
	2004	2003
Current debt:
Equipment financing loans — Wassa (Note a)	$142	$142

Total current debt	$142	$142

Long term debt:
Equipment financing loans — Wassa (Note a)	$610	$657

Total long term debt	$610	$657

(a) Caterpillar Financial Services Corporation - A $0.8 million installment loan was used to purchase mobile equipment at Wassa and is repayable in 60 equal monthly installments beginning January 2004 with an interest rate of 6.25%.

9. Asset Retirement Obligations

Our Asset Retirement Obligations (“ARO”) recognize the present value of the ultimate closure cost associated with reclamation, demolition and stabilization of our Bogoso/Prestea and Wassa mining properties. Included in this liability are the costs of mine closure and reclamation, processing plant and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs.

The changes in the carrying amount of the ARO during the first quarter of 2004 are:

Three
months ended
March 31, 2004
Balance at December 31, 2003	$7,745
Accretion expense	159
Reclamation work performed	(167)
New AROs incurred during the period	182

Balance at March 31, 2004	$7,919

10. Commitments and Contingencies

(a) Environmental Regulations and Asset Retirement Obligations — We are not aware of any events of material non-compliance with environmental laws and regulations in our operations which could have a material adverse effect on our operations or financial condition. The exact nature of environmental control problems, if any, which we may encounter in the future cannot be predicted, primarily because of the changing character of environmental regulations that may be enacted within foreign jurisdictions. Asset retirement obligations, which include environmental rehabilitation liabilities for reclamation and for closure costs, were $5.3 million at Bogoso/Prestea at March 31, 2004, up from $5.2 million at December 31, 2003. Asset retirement obligations at Wassa totaled $2.6 million at March 31, 2004, up from $2.5 million at December 31, 2003.

(b) Cash Restricted for Environmental Rehabilitation Liabilities — In 1999, we were required, according to the acquisition agreement with the sellers of BGL, to restrict $6.0 million of cash to be used for the ongoing and final reclamation and closure costs at Bogoso. The withdrawal of these funds must be agreed to by the sellers, who are ultimately responsible for the reclamation in the event of our non-performance. In the past the sellers have agreed to allow disbursement of portions of the restricted cash to us equal to the cash costs we have incurred for work performed, but there have been no agreements for disbursements since 2001. We are seeking to obtain an amendment to the agreement that would remove the restriction and in its place establish a reclamation bond to meet Ghana’s Environmental Protection Agency’s reclamation bonding requirements. At March 31, 2004, approximately $3.3 million of restricted cash was held as a cash provision against future reclamation commitments at Bogoso.

(c) Royalties

i.	Dunkwa Properties: In August 2003 we agreed to pay Birim a net smelter return royalty on future gold production from the Mansiso and Asikuma properties (the Dunkwa Properties), excluding any royalty on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from a 2% net smelter return at gold prices at or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

ii.	Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 12% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and expect to pay a royalty at a similar rate on Wassa production. The Government of Ghana retains the right to increase the amount of the royalty to as much as 12% based upon a formula related to a company’s operating margin.

(d) Wassa Construction Contract — In July 2003 we entered into a contract with Metallurgical Design and Management (Pty) Ltd. (“MDM”), a South African company, for the construction of the carbon-in-leach (“CIL”) processing plant facility and other associated processing facilities at Wassa. Payments to MDM during the first quarter of 2004 totaled $0.2 million. The total contract amount is set at $14.3 million of which $12.8 million had been disbursed at March 31, 2004.

(e) Mano River Joint Venture — In late 2003 we entered into a joint venture to invest up to $6 million over the next four years in the Mano River project in Sierra Leone via an earn-in agreement with a junior exploration company which now holds a group of gold exploration properties in Sierra Leone. The initial $6 million, if fully funded (we can terminate the agreement after spending $1.0 million) would yield a 51% interest in the joint venture. Further provisions of the joint venture agreement provide the opportunity to acquire up to 85% of the joint venture by continued long term funding. The joint venture agreement is subject to completion of documentation. Our spending during the first quarter of 2004 totaled $0.3 million.

(f) Mininko Joint Venture — In late 2003 we entered into a joint venture , agreeing to fund exploration work on the Mininko gold property in Mali. Funding of $2.6 million would earn a 51% interest in the joint venture. We can terminate the joint venture after spending $0.4 million. We have spent a total of $0.8 million as of March 31, 2004. The joint venture agreement provides that we can earn up to an 82.5% interest by continued funding of exploration and development, if warranted.

11. Share Capital

Changes in share capital during the three months ended March 31, 2004:

	Shares	Amount
Beginning balance as of December 31, 2003	132,924,278	$327,578
Common shares issued:
Option exercises	385,549	691
Warrant exercises	2,585	4
Other	—	(64)

Ending balance as of March 31, 2004	133,312,412	$328,209

12. Stock Based Compensation

(a) Stock Options — We have one stock option plan, the 1997 Stock Option Plan, as amended (the “GSR Plan”). Options are granted under this plan from time to time at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the GSR Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 9,000,000 shares of common stock. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the market price of our stock on the date of grant. Options typically vest over periods ranging from immediately, to four years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.

In November 2003 the Accounting Standards Board of the Canadian Institute of Certified Accountants amended CICA Handbook Section 3870, — “Stock-based Compensation and other Stock-based Payments” to require expensing of all stock based compensation awards for fiscal years beginning on or after January 1, 2004. In light of this development we adopted the new provision of CICA 3870 at the end of 2003 and recognized approximately $1.0 million of option expense in 2003 as if CICA 3870 had been in effect since the beginning of 2003.

Data presented in this Form 10-Q related to the first quarter of 2003 has been revised to reflect compensation expensed that would have been reported had the provisions of CICA 3870 been in place at the beginning of 2003. As an incentive for early adoption in 2003, Section 3870 did not require retroactive adjustments and restatements of prior years’ financial data.

There were no new options granted during the first quarter of 2004. In the first quarter of 2004 we recognized approximately $0.1 million of stock option expense related to options granted during 2003.

		Weighted-
		Average Exercise
	Options	Price (Cdn$)
Outstanding as of December 31, 2003	5,241,322	$2.41
Granted	—	—
Exercised	385,549	2.22
Forfeited	—	—

Outstanding as of March 31, 2004	4,855,773	$2.43

The fair value of options granted during the first quarter of 2003 was estimated at the grant dates using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2004	2003
Expected volatility	—	34%
Risk-free interest rate	—	3.01% to 4.46%
Expected lives	—	4 to 5 years
Dividend yield	—	0%

The expense of options issued prior to 2003 is not recognized in reported net income. Had compensation costs been recognized for options granted prior to 2003 and vesting in 2004, our net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three months ended March 31,
	2004	2003
Net income as reported	$5,194	$3,984
Unrecognized amortization of fair value of options vesting	9	38

Net income — pro forma	$5,185	$3,946

Basic earnings per share — as reported	$0.039	$0.041
— pro forma	$0.039	$0.041

Diluted earnings per share — as reported	$0.035	$0.039
— pro forma	$0.035	$0.038

(b) Stock Bonus Plan — In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors could grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provided for the issuance of 900,000 common shares of bonus stock of which 445,820 common shares have been issued as of March 31, 2004.

During the first quarter of 2004 and 2003 a total of nil and 57,200 common shares, respectively, were issued to employees pursuant to the Bonus Plan. We recognized compensation expense related to bonuses under the Bonus Plan during the first quarter of 2004 and 2003 of nil and $117,800, respectively.

13. Operations by Geographic Area

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location:

	Three months ended March 31, 2004			Three months ended March 31, 2003
		Net Income	Identifiable		Net Income	Identifiable
	Revenues	(Loss)	Assets	Revenues	(Loss)	Assets
Africa	$19,276	$6,923	$139,222	$15,035	$4,975	$60,212
South America	29	(367)	444	11	(313)	211
North America — Corporate Office	552	(1,362)	89,928	95	(678)	49,122

Total	$19,857	$5,194	$229,594	$15,141	$3,984	$109,545

14. Income Tax

For the three months ended March 31, 2004 BGL generated approximately $5.8 million of pre-tax net income. BGL has tax loss carry-forwards not previously recognized in amounts sufficient to fully offset income taxes on the pre-tax net income. Accordingly, no tax provision has been recorded in the period ended March 31, 2004.

15. Earnings per Common Share

The following table provides reconciliation between basic and diluted earnings per common share:

	Three months ended March 31,
	2004	2003
Net income	$5,194	$3,984

Weighted average number of common shares (millions)	133.2	96.9
Dilutive securities:
Options	3.4	2.3
Warrants	9.8	3.7

Weighted average number of diluted shares	146.4	102.9

Basic earnings per share	$0.039	$0.041
Diluted earnings per share	$0.035	$0.039

Earnings per share on a US GAAP basis are found in Note 18 below.

16. Supplemental Cash Flow Information

The following is a summary of non-cash transactions:

	Three months ended March 31,
	2004	2003
Cumulative effect of change in accounting method — deficit	$—	$429
Cumulative effect of change in accounting method — asset retirement obligations	—	(483)
Cumulative effect of change in accounting method — mine property	—	54

Other cash flow information:
Interest paid	$—	$98

17. Generally Accepted Accounting Principles in Canada and the United States

The following Golden Star consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

(a) Balance Sheets under US GAAP

	As of	As of
	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$86,017	$89,970
Accounts receivable	1,667	790
Inventories	14,227	12,661
Due from sale of property	1,000	1,000
Other current assets	918	514

Total current assets	103,829	104,935
Restricted cash	3,317	3,317
Due from sale of property	—	1,000
Acquisition, deferred exploration and development costs (note d1)	—	—
Property, plant and equipment	18,930	18,202
Mining properties (note d2)	46,251	46,478
Mine construction-in-progress	31,259	25,647
Other assets (note d1)	794	758

Total assets	$204,380	$200,337

LIABILITIES
Current liabilities	$8,681	$8,151
Long term debt	610	657
Asset retirement obligations	7,919	7,745

Total liabilities	17,210	16,553
Minority interest (notes d1 and d2)	2,727	3,367

SHAREHOLDERS’ EQUITY
Share capital	325,239	324,609
Accumulated comprehensive income	1,316	1,316
Deficit	(142,112)	(145,508)

Total shareholders’ equity	184,443	180,417

Total liabilities and shareholders’ equity	$204,380	$200,337

(b) Statements of Operations under US GAAP

	Three months ended March 31,
	2004	2003
Net income under Cdn GAAP	$5,194	$3,984
Acquisition and deferred exploration expenditures expensed per US GAAP (note d1)	(2,085)	(2,564)
Capitalized mine property acquisition costs expensed for US GAAP (note d2)	(1,074)	(1,922)

Net income/(loss) under US GAAP before minority interest	2,035	(502)
Minority interest, as adjusted (note d1 and d2)	1,361	319

Net income/(loss) under US GAAP before cumulative effect of change in accounting method	3,396	(183)
Cumulative effect of change in accounting method (note d3)	—	484

Net income under US GAAP	3,396	301
Other comprehensive income — gain on marketable securities (note d4)	—	1,027

Comprehensive income	$3,396	$1,328

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.026	$(0.002)
Cumulative effect of change in accounting method	$—	$0.005
Basic net income per share under US GAAP after cumulative effect of change in accounting method	$0.026	$0.003
Diluted net income per share under US GAAP after cumulative effect of change in accounting method	$0.023	$0.003

(c) Statements of Cash Flows under US GAAP

	Three months ended March 31,
	2004	2003
Cash provided by/(used in):
Operating activities	$2,845	$1,826
Investing activities	(7,244)	(2,912)
Financing activities	446	30,844

Increase/(decrease) in cash and cash equivalents for the period	(3,953)	29,758
Cash and cash equivalents beginning of the period	89,970	20,016

Cash and cash equivalents end of the period	$86,017	$49,774

(d) Footnotes

(1) Under US GAAP, exploration, acquisition and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired.

(2) Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until such time as a feasibility study had been completed, are expensed in the period incurred. Under Cdn GAAP, all costs of new mine properties as well as costs incurred after acquisition are capitalized, and subsequently reviewed each period for impairment.

(3) Asset retirement obligations: Under US GAAP, the cumulative effect of applying Statement of Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations” in the first three months of 2003 is included in net income for the period. In Cdn GAAP, under the Canadian Institute of Chartered Accountant’s

Section 3110 “Asset Retirement Obligations”, the cumulative effect of the application of this new standard was recorded as an adjustment to beginning deficit account.

(4) Under US GAAP, marketable securities available for sale are marked to market and gains or losses are recognized in Other Comprehensive Income until the securities are sold. Under Cdn GAAP, marketable securities are accounted for at the lower of cost or market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 17 to the attached consolidated financial statements.

In this Form 10-Q, the terms “total cash cost” and “cash operating cost” are used on a per ounce of gold basis. Total cash cost per ounce is equivalent to mining operations expense for the period as found on the Consolidated Statements of Operations, divided by the number of ounces of gold sold during the period. Cash operating cost per ounce is equivalent to mining operations expense for the period less production royalties and taxes, divided by the number of ounces of gold sold during the period.

RECONCILIATION OF CASH OPERATING COST PER OUNCE	Three months ended March 31,
	2004	2003
Mining operations expense (in $ thousands)	$9,125	$8,500
Less royalties (in $ thousands)	582	1,162

Cash operating expense (in $ thousands)	$8,543	$7,338

Gold sold (oz)	47,202	42,356
Cash operating cost ($/oz)	$181	$173

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

All figures in this Item 2 are on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital invested in a Ghanaian subsidiary has been repaid, the Government of Ghana would receive 10% of any dividends declared by the Ghanaian subsidiary.

OVERVIEW OF FIRST QUARTER 2004

The first quarter of 2004 marked the ninth consecutive quarter of profitable operations for Golden Star. Our net income for the first quarter of 2004 was $5.2 million, up from $4.0 million in the same period of 2003. Construction continued at the Wassa project during the quarter as did planning, engineering and preconstruction activities for the proposed Bogoso/Prestea expansion project. The second of three annual $1.0 million deferred purchase payments was received for the 2001 sale of the Gross Rosebel property and we were notified by Cambior Inc., owner of the Gross Rosebel project, that gold production has begun at Gross Rosebel which triggered the quarterly production royalty due to us from the property. Based upon this notification we recorded $0.3 million of royalty revenues for the quarter. Work to re-commission the flotation circuit at Bogoso/Prestea was completed and commissioning has commenced.

TRENDS AFFECTING OUR OPERATIONS DURING THE FIRST QUARTER 2004

Gold prices which had trended generally upward during the last two years leveled out during the quarter and traded in a range between $395 per ounce and $420 per ounce, which was, however, well above the $354 per ounce average price received in the first quarter of 2003.

As forecast, operating costs at Bogoso/Prestea were up 7% from the same period in 2003 as a result of mining deeper, harder material at the Plant-North pit resulting in lower throughput and higher mining and processing costs.

While the Bogoso plant continued to process oxide ores from the Plant-North pit during the first quarter, we expect the Bogoso plant will be processing primarily transition ores by the end of the second quarter of the year with transition ore becoming the main feed to the Bogoso plant until such time as the BIOX conversion project is completed in late 2005. In anticipation of the transition ore, the Bogoso plant flotation circuit has been redesigned and constructed and is currently being commissioned. The total capital cost for the upgraded flotation circuit which was project managed in-house and which will be a key component of the future BIOX project was approximately $3.1 million. Based on metallurgical testwork that we have done we expect that the combination of gravity, flotation and intensive cyanide leaching of transition material will result in better gold recoveries from transition ores than has been achieved in the past at Bogoso when using carbon in leach processing methods only. Our test work has demonstrated that the proposed processing route has demonstrated recoveries for transition ore in the range of 60% to 70% compared to recoveries in the range of 42% to 50% for carbon in leach.

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Net income during the first quarter of 2004 totaled $5.2 million or $0.039 per share on revenues of $19.9 million, versus net income of $4.0 million or $0.041 per share on revenues of $15.1 million in the first quarter of 2003. First quarter gold revenues were based on sales of 47,202 ounces, an 11% improvement over the 42,356 ounces sold in the same period of 2003.

FINANCIAL RESULTS	Three months ended March 31,
	2004	2003
Gold sold (oz)	47,202	42,356
Average price realized ($/oz)	408	354
Total revenues (in $ thousands)	19,857	15,141
Net income (in $ thousands)	5,194	3,984
Net income per share — basic ($)	0.039	0.041

BOGOSO/PRESTEA OPERATING RESULTS	Three months ended March 31,
	2004	2003
Ore mined (t)	375,585	609,632
Waste mined (t)	2,026,960	2,172,191
Ore milled (t)	514,436	556,612
Grade milled (g/t)	3.76	3.29
Recovery (%)	81.0	74.4
Cash operating cost ($/oz)	181	173
Royalties ($/oz)	12	27
Total cash cost ($/oz)	193	201

Realized gold prices averaged $408 per ounce for the quarter, a 15% increase from $354 per ounce realized in the first quarter of 2003.

Bogoso/Prestea

During the first quarter of 2004, Bogoso/Prestea processed an average of 5,653 tonnes per day of oxide ore from the Plant-North ore body at an average grade of 3.76 grams per tonne. This compares to 6,185 tonnes per day of oxide ore at 3.29 grams per tonne in the first quarter of 2003 also from the Plant-North pit. Average gold recovery increased to 81.0%, up from 74.4% in the same quarter last year. Bogoso/Prestea sold 47,202 ounces of gold in the quarter, up from 42,356 ounces in the same period of 2003. Cash operating costs averaged $181 per ounce for the quarter, compared to $173 per ounce in the same period of 2003. Total cash costs averaged $193 per ounce, down from $201 in the first quarter of 2003. Lower royalty costs were responsible for the drop in total cash costs, following the buy-back of a production royalty from the prior owner of Prestea in mid 2003.

Bogoso/Prestea Expansion

Stage 1 — Bondaye Plant Project

Board approval to proceed with the Bondaye plant project was received in the first quarter, but construction activity is not expected to commence until construction at Wassa is completed and the necessary environmental and operating permits for the project have been obtained. In the interim, the used carbon-in-leach (CIL) plant that we acquired in 2003 has been disassembled and transported to Prestea where refurbishment work is being carried out in preparation for the commencement of construction. The Bondaye plant is well located relative to the new zones that we are currently drilling on the southern extremity of the Prestea concession and relative to the Prestea underground.

The estimated startup costs for the Bondaye plant project are approximately $17 million. In addition, we have previously spent $7.8 million on (i) the acquisition, dismantling and transportation of the used CIL plant, (ii) metallurgical drilling and testwork, and (iii) internal feasibility studies. The estimated startup costs in millions are as follows:

CIL Plant refurbishment and erection	$5.1
Power supply	2.0
Tailings storage	1.6
Infrastructure	3.2
Permitting and compensation	2.0
First fill reagents	0.5
EPCM	1.4
Contingency	1.4

Total	$17.2

Based on the likely timetable for the completion of the environmental impact statement and receipt of permitting approvals, construction activities could commence by early in the fourth quarter of 2004 and be completed by mid-2005. First gold production from the new Bondaye plant should be achieved in the third quarter of 2005. The CIL plant will have a nominal capacity of 1,500,000 tonnes per annum and will process ore mined from our Beta Boundary pits where we have proven and probable reserves of approximately 11.2 million tonnes at an average grade of 3.18 g/t. Gold production from the Bondaye plant is expected to average 120,000 ounces per annum and to vary between 100,000 to 140,000 ounces per annum. Recoveries are expected to average 79% and to vary between 70% and 85%. Once in operation, we expect to upgrade the Bondaye plant over time to incorporate a flotation circuit and ultimately a BIOX circuit to allow it to process deeper sulfide materials from the Beta Boundary pits. In addition, currently unquantifiable expenditures to relocate a community from the northern end of the Beta Boundary pit will be incurred.

Stage 2 — Bogoso Plant BIOX Project

Planning and engineering for the proposed Bogoso plant BIOX conversion project continues. Contracts for the detailed engineering design and the environmental impact statement have been tendered and this work is expected to commence in the second quarter of the year. Engineering and permitting is expected to be completed by year-end in readiness for board approval. Subject to permitting and board approvals by year-end, construction could begin in early 2005 and be completed by the end of 2005.

Based on our previous work, which we have updated to reflect movements in currency exchange rates, we estimate the start up capital cost for the BIOX upgrade at Bogoso to be about $25 million. In addition, currently unquantifiable expenditures to relocate a community from adjacent to the Dumasi pit will be incurred. Estimated gold recoveries from the BIOX process are expected to average 86% and vary between 82% and 88%. Estimated processing operating costs are expected to average $10.31 per tonne.

In the interim, during 2004 we are carrying out exploration to identify extensions to the known sulfide reserves and to test for sulfide reserves under the previously mined oxide pits on the Bogoso concession and we are doing additional metallurgical testwork on the new sulfide zones.

Expansion and Upgrade of Mining Fleet

The near doubling of processing capacity once the Bondaye plant is operational will result in a near doubling of the mining rate at Bogoso/Prestea. Coupled with this is the fact that the existing owner-operated mining fleet is nearing the end of its economic life and is not optimally sized for the larger, deeper sulfide pits that will be predominantly mined going forward.

A decision has therefore been made to upgrade the Bogoso/Prestea truck fleet during 2004 from 50 tonne trucks to 90 tonne trucks along with a commensurate increase in the size of the digging equipment and ancillary equipment. The fleet would then be expanded during 2005 to handle the increased mining rate once the Bondaye plant begins operating. The estimated capital cost for the upgrade of the existing Bogoso/Prestea mining fleet in 2004 and the expansion of the mining fleet in 2005 are $12 million and $15.5 million respectively. Discussions are well advanced on the vendor financing of approximately 85% of the mining fleet.

Wassa

While the Wassa operating permit was received from the Ghanaian Environmental Protection Agency during the first quarter of 2004, the project is running behind schedule and we do not expect to commence commercial production at Wassa until the third quarter. The delays are largely due to the construction contractor’s inability to fully resource the construction activities, because of the rapidly increasing amount of construction activity in the sector, combined with, now resolved, environmental permitting delays for a portion of the work. Completion of environmental permitting for the electrical power line right-of-way is expected in the second quarter of 2004 and the power line should be completed in the fourth quarter of 2004. Wassa has its own electric generating plant on site, which has been upgraded with additional generator sets and this power plant will be used to supply power until the power line is complete.

As a result of the later start-up date now expected at Wassa, we are assessing a plan to begin mining operations at Wassa earlier than originally planned, using higher grade ore from the open pit to supplement the reclaimed heap leach material and thereby mitigate any gold production shortfall anticipated in 2004.

Earlier mining at Wassa could initially utilize some of the Bogoso/Prestea mining equipment that will be displaced when Bogoso/Prestea purchases new equipment later this year. Once the Wassa heap leach material is exhausted and mining commences on a full scale in the second half of 2005, we would then invest in approximately $17 million of new mining equipment of Wassa, using similar sized equipment as that being acquired for Bogoso/Prestea.

EXPLORATION

We have an aggressive exploration program in 2004 with forecast expenditures of about $21 million, of which $12.5 million is for Bogoso/Prestea, $2.5 million for Wassa and $6.0 million for our exploration properties in West Africa and South America.

Prestea Underground

The underground drilling program to test targets identified in 2003 continues. To accelerate the work, an additional underground drill rig capable of drilling +1,000 meter holes is currently being mobilized to Ghana and is expected to commence drilling late in the second quarter of 2004. In the mean time, we are in the process of establishing access to planned drilling sites including the addition of new underground exploration drifts that will provide better drill access to areas of interest. We expect the drilling program will provide a better understanding of the mineralization and structure of the Prestea Underground.

Spending at the Prestea Underground project totaled $1.1 million during the first three months of 2004, compared to spending of $2.5 million in the same period of 2003. Total spending includes facility maintenance, engineering, geologic activities and equipment purchases. Support crews continue to maintain the underground and surface facilities in good working order and assist our underground drilling teams.

Guyanor

Guyanor’s properties remained on a care and maintenance basis during the first three months of 2004. As such, there was no material exploration activity. Guyanor previously announced its intention to proceed with a rights offering, scheduled for completion by the end of 2003, to alleviate capital inadequacies as defined under French corporate law. We are continuing to pursue restructuring alternatives at Guyanor. Such alternatives may include the rights offering, sale of assets, joint ventures and/or mergers.

Mininko

The first phase of an exploration program was completed at the Mininko gold property in Mali during the first quarter. The first phase of work, conducted by our joint venture partner, consisting of 16 reverse circulation (or RC) drill holes for a total of 2,458 meters, successfully identified broad zones of lower grade gold mineralization along an 800 meter strike length on the Nampala prospect. The mineralization is contained mainly within intensely sericitic and carbonate altered Birimian metasediments and is open to the north and south. The next phase of work, which comprises an additional 2,500 meters of RC drilling and 700 meters of oriented diamond drilling, has already commenced.

Prestea-South End

During the quarter we also completed the first phase of an exploration reconnaissance program on a southern extension of our Bogoso/Prestea gold property in Ghana. The program included 1,089 shallow holes for 28,272 meters of rotary air blast (or RAB) and RC drilling, which identified substantial gold grades hosted in oxide material over the northern half of a parallel gold-in-soil anomaly. This gold-in-soil anomaly, located along the Ashanti Gold Belt, extends seven kilometers south of the southern-most pits on the Prestea mining lease to the southern extent of the concession. Exploration drilling on the second half of the anomaly is now underway. The new zones are near the proposed Bondaye plant, which is now scheduled for operation by mid-2005.

Currently an RC drilling program is being conducted to test the down-dip extension of the shallow RAB holes. The first phase of this program is expected to be complete by mid-year, following which further drilling will be planned for further evaluation. The shallow reconnaissance drilling on the other half of the anomaly is ongoing and is expected to continue for most of 2004. Pending positive results of this program, additional follow-up with deeper RC and diamond drilling would be conducted to delineate the mineralized zones at depth.

Looking ahead

Our main objectives in 2004 are:

•	Continued orderly and efficient mining of Prestea Plant-North ores allowing an adequate flow of oxide and transition ores to the Bogoso processing plant;

•	Completion of construction and orderly start-up of Wassa gold production;

•	Environmental permitting for and commencement of construction of the Bondaye processing plant near Prestea in readiness for first gold production in the third quarter of 2005;

•	Completion of planning, engineering and design work for the Bogoso BIOX conversion in readiness for a board decision by late 2004 and construction completion by late 2005;

•	Continued evaluation of the Prestea Underground reserve potential;

•	A substantial increase in exploration efforts with a focus on Ghana and West Africa and follow-up of certain properties in South America;

•	Continuation of efforts to identify and pursue acquisition and growth opportunities in Ghana and elsewhere; and

•	Evaluate and rationalize our South American assets.

As previously forecast we expect gold production at Bogoso/Prestea to be in the range of approximately 135,000 to 155,000 ounces in 2004 at a projected cash operating cost of $200 to $225 per ounce and production of approximately 50,000 to 55,000 ounces at Wassa at a cash operating cost of about $200 to $240 per ounce bringing total 2004 production to approximately 185,000 to 210,000 ounces at an average cash operating cost of around $200 to $225 per ounce. While the Wassa 2004 production target will now be difficult to achieve, we are investigating early mining scenarios that could result in an increase in grade in 2004, to mitigate some of the production lost as a result of the delayed project start-up.

As more fully disclosed in “Risk Factors” in our Annual Report in Form 10-K for the year ended December 31, 2003, numerous factors could cause our estimates and expectations to be wrong or could lead us to make changes in our plans. Under any of these circumstances, the estimates described above would likely change materially.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2004

We continued to maintain adequate cash balances during the first quarter of 2004. The year began with approximately $90 million of cash and cash equivalents on hand and ended the quarter with $86 million.

Cash flow from operations before working capital changes totaled $8.3 million during the first three months of 2004, versus $6.3 million in the same period of 2003. Higher gold prices and higher gold production were largely responsible for the improvement in cash from operations.

Investing activities consumed $11.4 million of cash in the first three months of 2004 and we received the second of three $1.0 million deferred payments from sale of the Gross Rosebel property. Investing expenditures by site were as follows:

Three months
ended March 31,
2004
Bogoso/Prestea	$3,260
Wassa	4,618
Prestea Underground	1,144
Deferred exploration	1,624
Other projects	758

$11,404

Stock option exercises provided $0.7 million of cash during the first three months of 2004. At March 31, 2004, working capital was $95.1 million, versus $96.8 million at the end of 2003.

Outlook

We expect that Bogoso/Prestea will continue to generate positive operating cash flows during 2004, with all excess cash being used at Bogoso/Prestea for the various capital projects scheduled for 2004. While we currently have adequate cash balances on hand to meet our exploration and operational needs, we expect that property acquisitions, development spending and the capital investment needs at Wassa will draw down cash balances to lower levels during the remainder of 2004. If additional attractive acquisitions become available during the year, it is possible that more funds could be needed to facilitate our continued growth. Funding of approximately $60 million would be required during 2004 and 2005 if a decision is made to proceed with the Bogoso/Prestea BIOX conversion in addition to the Bondaye plant. Potential sources of funds for the expansion would most likely include cash on hand, cash generated by operations, debt, equity or some combination of these sources, although there can be no assurance we would successfully obtain the amount of funds required.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates and commodity price fluctuations.

Commodity Price Risk

We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold bullion is our primary product and, as a result, changes in the price of gold could significantly affect results of operations and cash flows. According to current estimates for 2004, a $25 change in the price of gold could result in a $4.6 million to $5.3 million change in our results of operations and cash flows during the year. We may in the future more actively manage our exposure through price protection programs.

Foreign Currency Exchange Rate Risk

The price of gold is denominated in United States dollars and the majority of our revenues and expenses are denominated in United States dollars. As a result of the limited exposure, we believe that we are not exposed to a material risk as a result of any changes in foreign currency exchange rates, so we currently do not utilize market risk sensitive instruments to manage our exposure. As a result of recent declines in the value of the U.S. dollar versus other major currencies, we have experienced increases in the cost of capital items procured for the Wassa project, especially those items procured from South Africa where the Rand has continued to strengthen during the past year.

Interest Rate Risk

We invest excess cash in short-term debt instruments of the United States Government and its agencies on a floating interest rate basis. We may also invest in short term debt instruments of the Government of Canada. Over time the rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We may in the future more actively manage our exposure to interest rate risk.

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

ITEM 2. CHANGES IN SECURITIES AND THE USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

     (b) Reports on Form 8-K filed during the quarter ended March 31, 2004.

A report on Form 8-K was furnished to the Securities and Exchange Commission on February 5, 2004 pursuant to Item 7 and Item 12 to announce financial results for the fourth quarter and fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD.
Registrant

By:		/s/ Peter J. Bradford

Peter J. Bradford President and Chief Executive Officer
Date:		April 29, 2004

By:		/s/ Allan J. Marter

Allan J. Marter Senior Vice President and Chief Financial Officer
Date:		April 29, 2004

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)