Form 10-Q
period 2004-06-30
GOLDEN STAR RESOURCES LTD
filed 2004-08-05
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of Common Shares outstanding as of July 30, 2004: 141,848,937

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this report are expressed in US dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$” and the Euro is denoted as “€”.Financial information is presented in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). Differences between accounting principles generally accepted in the US (“US GAAP”) and those applied in Canada, as applicable to Golden Star Resources Ltd., are explained in Note 18 to the Consolidated Financial Statements.References to “Golden Star”, “we”, “our”, and “us” mean Golden Star Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

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

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Words such as “anticipates”, “expects”, “intends”, “plans”, “forecasts”, “projects”, “budgets”, “believes”, “seeks”, “estimates”, “could”, “might”, “should”, “may”, “will”, and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this Form 10-Q. These statements include comments regarding: the establishment and estimates of mineral reserves and mineral resources, production, production commencement dates, production costs, cash operating costs per ounce, total cash costs per ounce, grade, processing capacity, potential mine life, feasibility studies, development costs, capital and operating expenditures, exploration, the closing of certain transactions including acquisitions and offerings, our expansion plans for Bogoso/Prestea, start-up of Wassa and the potential acquisition of IAMGold.

The following, in addition to the factors described in “Risk Factors” discussed in our Form 10-K for the fiscal year ended December 31, 2003, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	unexpected changes in business and economic conditions;

•	significant increases or decreases in gold prices;

•	changes in interest rates and currency exchange rates;

•	timing and amount of production;

•	unanticipated grade changes;

•	unanticipated recovery rates or production problems;

•	changes in mining, processing and overhead costs;

•	changes in metallurgy and processing technology;

•	access and availability of materials, equipment, supplies, labor and supervision, power and water;

•	determination of mineral reserves and mineral resources;

•	availability of drill rigs;

•	changes in project parameters;

•	costs and timing of development of new mineral reserves;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	local and community impacts and issues;

•	timing of receipt of government approvals;

•	accidents and labor disputes;

•	environmental costs and risks;

•	competitive factors, including competition for property acquisitions;

•	lack of IAMGold shareholder support for our proposed transaction; and

•	availability of capital at reasonable rates or at all.

These factors are not intended to represent a complete list of the general or specific factors that could affect us. We might note additional factors elsewhere in this Form 10-Q, and in any documents incorporated by reference into this Form 10-Q. We undertake no obligation to update forward-looking statements.

ITEM 1 FINANCIAL STATEMENTS

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of US dollars except shares issued and outstanding)
(Unaudited)

	As of	As of
	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$85,835	$89,970
Accounts receivable	2,637	790
Inventories (Note 2)	14,579	12,661
Due from sale of property (Note 3)	1,000	1,000
Other current assets	1,626	514

Total current assets	105,677	104,935
Restricted cash (Note 10)	3,317	3,317
Due from sale of property (Note 3)	—	1,000
Deferred exploration and development costs (Note 4)	5,917	9,108
Property, plant and equipment (Note 5)	20,895	18,202
Mining properties (Note 6)	64,082	56,808
Mine construction-in-progress (Note 7)	38,141	27,376
Other assets (Note 8)	4,606	1,645

Total assets	$242,635	$222,391

LIABILITIES
Current liabilities:
Accounts payable	$4,730	$3,268
Construction retention payable	696	1,350
Royalties payable	436	532
Other accrued liabilities	6,277	2,859
Current debt (Note 9)	860	142

Total current liabilities	12,999	8,151
Long term debt (Note 9)	572	657
Asset retirement obligations (Note 10)	8,022	7,745

Total liabilities	21,593	16,553
Minority interest	6,113	7,476

Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY
Share capital
First preferred shares, without par value, unlimited shares authorized. No shares issued	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 138,655,518 at June 30, 2004; 132,924,278 at December 31, 2003 (Notes 12 & 13)	337,836	327,578
Deficit	(122,907)	(129,216)

Total shareholders’ equity	214,929	198,362

Total liabilities and shareholders’ equity	$242,635	$222,391

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in thousands of US dollars except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
		2003		2003
		Restated		Restated
	2004	(Note 13)	2004	(Note 13)
REVENUE
Gold sales	$15,515	$12,508	$34,780	$27,525
Interest and other (Note 3)	979	185	1,571	309

Total revenues	16,494	12,693	36,351	27,834

EXPENSES
Mining operations	10,190	7,844	19,315	16,344
Depreciation, depletion and amortization	1,945	1,159	4,223	2,053
Accretion of asset retirement obligation	163	91	322	199
Exploration expense	221	165	455	233
General and administrative expense	2,196	1,293	4,052	2,543
Interest expense	6	3	12	27
Foreign exchange (gain)/loss	343	(283)	626	(561)

Total expenses	15,064	10,272	29,005	20,838

Income before the undernoted	1,430	2,421	7,346	6,996
Gain on sale of marketable securities	—	1,905	—	1,905

Income before minority interest	1,430	4,326	7,346	8,901
Minority interest	(315)	(333)	(1,037)	(924)

Net income before income tax	1,115	3,993	6,309	7,977
Income tax (Note 15)	—	—	—	—

NET INCOME	$1,115	$3,993	$6,309	$7,977

Deficit, beginning of period	(124,022)	(147,188)	(129,216)	(151,655)
Cumulative effect of change in accounting method	—	—	—	483

Adjusted deficit, beginning of period	(124,022)	(147,188)	(129,216)	(151,172)

Deficit, end of period	$(122,907)	$(143,195)	$(122,907)	$(143,195)

Net income per common share – basic (Note 16)	$0.008	$0.037	$0.047	$0.078
Net income per common share – diluted (Note 16)	$0.008	$0.035	$0.044	$0.073
Weighted average shares outstanding (millions of shares)	136.7	107.6	134.9	102.3

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
		2003		2003
		Restated		Restated
	2004	(Note 13)	2004	(Note 13)
OPERATING ACTIVITIES:
Net income	$1,115	$3,993	$6,309	$7,977

Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,945	1,159	4,223	2,053
Stock-based compensation	872	182	1,009	698
Reclamation expenditures	(301)	(220)	(468)	(390)
Accretion of asset retirement obligation	163	91	322	199
Minority interest	315	333	1,037	924

	4,109	5,538	12,432	11,461
Changes in assets and liabilities:
Accounts receivable	(2,259)	1,049	(3,136)	1,320
Inventories	(352)	(1,174)	(1,918)	(1,649)
Accounts payable and accrued liabilities	3,600	(698)	4,130	(1,605)
Marketable securities	—	906	—	906
Other	577	(2)	173	29

Net cash provided by operating activities	5,675	5,619	11,681	10,462

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(2,067)	(533)	(3,691)	(3,097)
Expenditures on mining properties	(3,745)	(12,623)	(6,270)	(15,383)
Expenditures on property, plant and equipment	(2,431)	(944)	(3,437)	(2,542)
Expenditures on mine construction-in-progress	(4,729)	—	(10,341)	—
Sale of property	—	—	1,000	1,000
Other	(2,322)	(75)	(2,959)	(82)

Net cash used in investing activities	(15,294)	(14,175)	(25,698)	(20,104)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 12)	8,555	299	9,250	33,796
Debt repayment (Note 9)	(34)	(331)	(81)	(3,004)
Other	916	20	713	40

Net cash provided by/(used in) financing activities	9,437	(12)	9,882	30,832

Increase/(decrease) in cash and cash equivalents	(182)	(8,568)	(4,135)	21,190
Cash and cash equivalents, beginning of period	86,017	49,774	89,970	20,016

Cash and cash equivalents end of period	$85,835	$41,206	$85,835	$41,206

See Note 17 for supplemental cash flow information

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

The unaudited consolidated financial statements for the three and six months ended June 30, 2004 and June 30, 2003 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.

Prior period amounts have been restated to reflect the impact of the adoption in December 2003 of the Canadian Institute of Chartered Accountant’s amended Handbook Section 3870, “Stock-based Compensation and other Stock-based Payments”. Information presented for prior periods in 2003 have been restated to reflect the adoption of Section 3870 amendments as of January 1, 2003.

1. Description of Business

We are a Canadian international gold mining and exploration company focused primarily on mining, mine development and exploration in Ghana, West Africa. Through our subsidiaries and joint ventures we own a controlling interest in four gold properties in Ghana; the Bogoso property (“Bogoso”), the Prestea property (“Prestea”), the Wassa property (“Wassa”) and the currently inactive Prestea underground property (“Prestea Underground”). Bogoso and Prestea are adjoining properties and both are owned by our 90% owned subsidiary Bogoso Gold Limited (“BGL”). These two properties now function as a single operation referred to as “Bogoso/Prestea”. BGL holds a 90% managing interest in the Prestea Underground.

We operate the Bogoso/Prestea mine, with ore mined at the Prestea property being processed at the Bogoso processing plant. To date, Bogoso/Prestea has produced all of our gold since we became a gold producer upon our purchase of the Bogoso mine in late 1999. We commenced development of the Wassa mine in mid-2003.

We hold interests in exploration joint ventures, managed by our joint venture partners, in Mali and Sierra Leone in West Africa. We also hold active exploration properties in Ghana and in Suriname and, through our 53%-owned subsidiary, Guyanor Ressources S.A. (“Guyanor”), we hold interests in gold exploration properties in French Guiana. And through our affiliate Goldmin Holdings, we hold interests in gold exploration properties in Peru and Chile.

We are a reporting issuer or the equivalent in all provinces and territories of Canada and the United States and file continuous disclosure documents with the Canadian securities regulatory authorities and the United States Securities and Exchange Commission.

2. Inventories

	As of	As of
	June 30,	December 31,
	2004	2003
Stockpiled ore	$5,009	$4,167
In-process	1,742	2,821
Materials and supplies	7,828	5,673

Total inventories	$14,579	$12,661

3. Guiana Shield Transaction

In late 2001 we sold our Gross Rosebel exploration property in South America to Cambior Inc. (“Cambior”). In addition to a $5.0 million payment received at closing in 2002, terms of the sale agreement provided that Cambior would make three deferred payments of $1.0 million each plus royalty payments on the first seven million ounces of gold production. The first and second deferred payments were received in the first quarters of 2003 and 2004 respectively. The third and final deferred payment is expected in the first quarter of 2005. Gold production began at Gross Rosebel in the first quarter of 2004 which triggered the quarterly production royalty due to us from the property. Royalty revenue of approximately $1.0 million was recorded in the first six months of 2004 of which $0.3 million has been received.

4. Deferred Exploration and Development Costs

	Deferred				Deferred
	Exploration &				Exploration &
	Development	Capitalized		Transferred	Development
	Costs	Exploration		to Mine	Costs
	as of 12/31/03	Expenditures	Acquisitions	Property	as of 6/30/04
GHANA:
Obuom	$278	$2	$—	$—	$280
Bogoso Sulfide Project	5,930	—	—	(5,930)	—
Akropong Trend & Other Ghana	1,759	1,159	—	—	2,918
Prestea Property Projects	—	1,136	—	—	1,136
Beta Boundary	814	—	—	(814)	—
MALI:
Mininko	130	678	—	—	808
SIERRA LEONE
Mano River	—	198	—	—	198
FRENCH GUIANA:
Bon Espoir	—	—	132	—	132
Other	—	—	76	—	76
SURINAME:
Saramacca	197	172	—	—	369

TOTAL	$9,108	$3,345	$208	$(6,744)	$5,917

The Bogoso Sulfide project, and the Beta Boundary property which will feed the Bondaye Plant, were deemed sufficiently advanced by the end of 2003 to be reclassified in early 2004 as Mining Properties rather than as exploration properties. Reclassification was based upon definitive proven and probable reserves at both projects, completion of a feasibility study for the Bogoso Sulfide project showing it to be economically viable, board approval to proceed with the Bondaye/Beta Boundary project and initiation of detailed engineering and development in 2004.

5. Property, Plant and Equipment

	As of June 30, 2004			As of December 31, 2003
			Property, Plant			Property, Plant
	Property, Plant		and	Property, Plant		and
	and		Equipment	and		Equipment
	Equipment at	Accumulated	Net Book	Equipment at	Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Bogoso/Prestea	$19,860	$4,854	$15,006	$15,765	$4,143	$11,622
Prestea Underground	238	—	238	227	—	227
Guyanor	1,969	1,940	29	1,985	1,952	33
Wassa	5,460	—	5,460	6,259	—	6,259
Corporate & Other	929	767	162	782	721	61

Total	$28,456	$7,561	$20,895	$25,018	$6,816	$18,202

6. Mining Properties

	As of June 30, 2004			As of December 31, 2003
	Mine Property	Accumulated	Mine Property, Net	Mine Property	Accumulated	Mine Property, Net
	at Cost	Amortization	Book Value	at Cost	Amortization	Book Value
Bogoso/Prestea	$40,993	$20,333	$20,660	$41,885	$16,856	$25,029
Prestea Underground	8,561	—	8,561	8,560	—	8,560
Wassa	9,653	—	9,653	9,778	—	9,778
Bogoso Sulfide	10,411	—	10,411	—	—	—
Mampon	13,447	—	13,447	13,441	—	13,441
Beta Boundary	1,350	—	1,350	—	—	—

Total	$84,415	$20,333	$64,082	$73,664	$16,856	$56,808

During the quarter ended June 30, 2004 due to financial difficulties experienced by our joint venture partner, the portion of the Prestea Underground owned by our joint venture partner reverted to our ownership per terms of the original joint venture agreement. As a result, a $2.4 million minority position originally recorded when the partnership was organized was reversed and a $2.4 million reduction was recorded in the carrying value of the Prestea Underground Mining Property assets.

The Bogoso Sulfide project, and the Beta Boundary property which will feed the Bondaye Plant, were deemed sufficiently advanced by early 2004 for reclassification as Mining Properties rather than as exploration properties. Reclassification was based upon definitive proven and probable reserves at both projects, completion of a feasibility study for the Bogoso Sulfide project showing it to be economically viable, board approval to proceed with the Bondaye/Beta Boundary project and initiation of detailed engineering and development in 2004. The Mining Property costs associated with these two projects will be amortized over production ounces when gold production begins.

7. Mine Construction-in-Progress

Mine construction in progress represents costs incurred at the Wassa project subsequent to acquisition. The balance includes exploration drilling, feasibility study costs, equipment purchases and construction costs, including progress payments to the construction contractor and development costs.

8. Other Assets

Other assets include $1.9 million of direct, incremental acquisition costs resulting from our tender offer for IAMGold Corporation (“IAMGold”) common shares. The majority of these costs are for financial advisory, legal and accounting services. If the tender offer fails to acquire a controlling interest in IAMGold, this amount plus any additional future costs incurred in the endeavor would be expensed.

9. Debt

	As of	As of
	June 30,	December 31,
	2004	2003
Current debt:
Line of Credit — BGL (Note a)	$714	$—
Equipment financing loans – Wassa (Note b)	146	142

Total current debt	$860	$142

Long term debt:
Equipment financing loans – Wassa (Note b)	$572	$657

Total long term debt	$572	$657

(a) Revolving facility from Barclays Bank (Ghana) in the amount of $1.0 million.

(b) Caterpillar Financial Services Corporation — A $0.8 million installment loan was used to purchase mobile equipment at Wassa and is repayable in 60 equal monthly installments beginning January 2004 with an interest rate of 6.25%.

(c) In June 2004 an equipment financing credit facility was established between Caterpillar Financial Services Corporation and the subsidiaries of Golden Star Resources with Golden Star the guarantor of all amounts borrowed. The loan provides up to a maximum of $25 million of credit for a mixture of new and used mining equipment. The facility expires on April 30, 2005, bears an interest at a rate equal to the Five Year US$ Swap Rate plus 2.28%, is repayable over five years for new equipment and over two years for used equipment and requires monthly payments. As of June 30, 2004 the amount drawn on this line of credit was nil.

10. Asset Retirement Obligations

Our Asset Retirement Obligations (“ARO”) are estimated to be the present value of the ultimate closure cost associated with reclamation, demolition and stabilization of our Bogoso/Prestea and Wassa mining properties. Included in this liability are the costs of mine closure and reclamation, processing plant and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs.

The changes in the carrying amount of the ARO during the first six months of 2004 are:

Six months ended
June 30, 2004
Balance at December 31, 2003	$7,745
Accretion expense	322
Reclamation work performed	(468)
New AROs incurred during the period	423

Balance at June 30, 2004	$8,022

11. Commitments and Contingencies

(a) Environmental Regulations and Asset Retirement Obligations — We are not aware of any events of material non-compliance with environmental laws and regulations in our operations which could have a material adverse effect on our operations or financial condition. The exact nature of environmental control problems, if any, which we may encounter in the future cannot be predicted, primarily because of the changing character of environmental regulations that may be enacted. Asset retirement obligations, which include environmental rehabilitation liabilities for reclamation and for closure costs, were $5.4 million at Bogoso/Prestea at June 30, 2004, up from $5.2 million at December 31, 2003. Asset retirement obligations at Wassa totaled $2.6 million at June 30, 2004, up from $2.5 million at December 31, 2003.

(b) Cash Restricted for Environmental Rehabilitation Liabilities — In 1999, we were required, according to the acquisition agreement with the sellers of BGL, to restrict $6.0 million of cash to be used for the ongoing and final reclamation and closure costs at Bogoso. The withdrawal of these funds for our use must be agreed to by the sellers, who are ultimately responsible for the reclamation in the event of our non-performance. In the past the sellers have agreed to allow disbursement of portions of the restricted cash to us equal to the cash costs we have incurred for work performed, but there have been no agreements for disbursements since 2001. We are seeking to obtain an amendment to the agreement that would remove the restriction and in its place establish a reclamation bond to meet Ghana’s Environmental Protection Agency’s reclamation bonding requirements. At June 30, 2004, approximately $3.3 million of restricted cash was held as a cash provision against future reclamation commitments at Bogoso.

(c) Royalties

i.	Dunkwa Properties: In August 2003 we agreed to pay Birim Goldfields Inc. a net smelter return royalty on future gold production from the Mansiso and Asikuma properties (the “Dunkwa Properties”), excluding any royalty on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from a 2% net smelter return at gold prices at or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

i.	ii. Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 12% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% royalty on all gold production from Bogoso/Prestea and expect to pay a royalty at the same rate on Wassa production. The Government of Ghana retains the right to increase the amount of the royalty to as much as 12% based upon a formula related to a company’s operating margin.

(d) Wassa Construction Contract — In July 2003 we entered into a contract with Metallurgical Design and Management (Pty) Ltd. (“MDM”), a South African company, for the construction of the CIL processing plant facility and other associated processing facilities at Wassa. The total contract amount is set at $15.9 million of which $13.8 million had been disbursed at June 30, 2004.

(e) Mano River Joint Venture — In late 2003 we entered into a joint venture to invest up to $6 million over the next four years in the Mano River project in Sierra Leone via an earn-in agreement with a junior exploration company which now holds a group of gold exploration properties in Sierra Leone. The initial $6 million, if fully funded (we can terminate the agreement after spending $1.0 million) would yield a 51% interest in the joint venture. Further provisions of the joint venture agreement provide the opportunity to acquire up to 85% of the joint venture by continued long term funding. The joint venture agreement is subject to completion of documentation. Our spending during the first six months of 2004 totaled $0.2 million.

(f) Mininko Joint Venture — In late 2003 we entered into a joint venture agreeing to fund exploration work on the Mininko gold property in Mali. Funding of $2.6 million would earn a 51% interest in the joint venture. We can terminate the joint venture at any time after spending $0.4 million. We have spent a total of $0.8 million as of June 30, 2004. The joint venture agreement provides that we can earn up to an 82.5% interest by continued funding of exploration and development, if warranted.

12. Share Capital

Changes in share capital during the six months ended June 30, 2004:

	Shares	Amount
Beginning balance as of December 31, 2003	132,924,278	$327,578
Common shares issued:
Option exercises	632,850	1,008
Warrant exercises	5,098,390	8,548
Other	—	702

Ending balance as of June 30, 2004	138,655,518	$337,836

13. Stock Based Compensation

(a) Stock Options — We have one stock option plan, the Amended and Restated 1997 Stock Option Plan (the “GSR Plan”). Options are granted under this plan from time to time at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and an optionee. Under the GSR Plan we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the market price of our stock on the date of grant. Options typically vest over periods ranging from immediately, to four years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.

In 2003 the Canadian Institute of Chartered Accountants amended CICA Handbook Section 3870, “Stock-based Compensation and other Stock-based Payments” to require expensing of all stock based compensation awards for fiscal years beginning on or after January 1, 2004. In light of this development we adopted the new provision of CICA 3870 at the end of 2003 and recognized approximately $1.1 million of option expense in 2003 as if CICA 3870 had been in effect since the beginning of 2003.

Data presented in this Form 10-Q related to the quarter and the six months ended June 30, 2003 has been revised to reflect compensation expensed that would have been reported had the provisions of CICA 3870 been in place at the beginning of 2003.

No new options were granted during the first quarter of 2004. A total 855,000 options were granted in the second quarter of 2004. Certain of these options vested immediately and others vest 1/4th immediately, and 1/4th on each of the next three anniversary dates. In the three and six months ended June 30, 2004, we recognized approximately $0.1 million and $0.3 million respectively of stock option expense related to options granted during 2003, and we recognized $0.7 million of compensation expense in the second quarter of 2004 for options granted in the second quarter of 2004.

		Weighted-
		Average Exercise
	Options	Price (Cdn$)
Outstanding as of December 31, 2003	5,241,322	$2.41
Granted	855,000	6.95
Exercised	(632,850)	2.06
Forfeited	(14,668)	3.14

Outstanding as of June 30, 2004	5,448,804	$3.16

The fair value of options granted during the second quarter of 2004 was estimated at the grant dates using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Expected volatility	36.4% to 36.5%	34%	36.4% to 36.5%	34%
Risk-free interest rate	3.7% to 4.1%	3.0% to 4.5%	3.7% to 4.1%	3.0% to 4.5%
Expected lives	3.5 to 5 years	3.5 to 5 years	3.5 to 5 years	3.5 to 5 years
Dividend yield	0%	0%	0%	0%

The expense of options issued prior to 2003 is not recognized in reported net income. Had compensation costs been recognized for options granted prior to 2003 and vesting in 2004, our net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income as reported	$1,115	$3,993	$6,309	$7,977
Unrecognized amortization of fair value of options vesting	1	238	12	1,030

Net income — pro forma	$1,114	$3,755	$6,297	$6,947

Basic earnings per share — as reported	$0.008	$0.037	$0.047	$0.078
- pro forma	$0.008	$0.035	$0.047	$0.068
Diluted earnings per share — as reported	$0.008	$0.035	$0.044	$0.073
- pro forma	$0.008	$0.033	$0.044	$0.064

(b) Stock Bonus Plan — In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Compensation Committee grants bonus common shares under the Bonus Plan on terms that it determines, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provided for the issuance of 900,000 common shares of bonus stock of which 445,820 common shares have been issued as of June 30, 2004.

During the three months ended June 30, 2004 and 2003 there were no common shares issued to employees pursuant to the Bonus Plan. During the six months ended June 30, 2004 and 2003 a total of nil and 57,200 common shares, respectively, were issued to employees pursuant to the Bonus Plan. We recognized nil compensation expense related to bonuses under the Bonus Plan during each of the three months ended June 30, 2004 and 2003. We recognized compensation expense related to bonuses under the Bonus Plan during the six months ended June 30, 2004 and 2003 of nil and $0.1 million, respectively.

14. Operations by Geographic Area

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location:

	Three months ended June 30, 2004			Six months ended June 30, 2004
		Net Income	Identifiable		Net Income	Identifiable
	Revenues	(Loss)	Assets	Revenues	(Loss)	Assets
Africa	$15,517	$2,970	$150,149	$34,793	$9,893	$150,149
South America	22	(348)	653	51	(715)	653
North America — Corporate Office	955	(1,507)	91,833	1,507	(2,869)	91,833

Total	$16,494	$1,115	$242,635	$36,351	$6,309	$242,635

	Three months ended June 30, 2003			Six months ended June 30, 2003
		Net Income	Identifiable		Net Income	Identifiable
	Revenues	(Loss)	Assets	Revenues	(Loss)	Assets
Africa	$12,546	$3,122	$71,939	$27,581	$8,097	$71,939
South America	11	(140)	287	22	(453)	287
North America — Corporate Office	136	1,011	44,242	231	333	44,242

Total	$12,693	$3,993	$116,468	$27,834	$7,977	$116,468

15. Income Tax

For the six months ended June 30, 2004 BGL generated approximately $6.3 million of pre-tax net income. BGL has tax loss carry-forwards not previously recognized in amounts sufficient to fully offset income taxes on the pre-tax net income. Accordingly, no tax provision has been recorded in the period ended June 30, 2004.

16. Earnings per Common Share

The following table provides reconciliation between basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$1,115	$3,993	$6,309	$7,977

Weighted average number of common shares (millions)	136.7	107.6	134.9	102.3
Dilutive securities:
Options	3.1	2.2	3.2	2.1
Warrants	5.6	5.2	6.1	4.6

Weighted average number of diluted shares	145.4	115.0	144.2	109.0
Basic earnings per share	$0.008	$0.037	$0.047	$0.078
Diluted earnings per share	$0.008	$0.035	$0.044	$0.073

Earnings per share on a US GAAP basis are found in Note 18 below.

17. Supplemental Cash Flow Information

The following is a summary of non-cash transactions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Acquisition of minority interest in Prestea Underground:
Minority Interest	$2,400	$—	$2,400	$—
Mining property	(2,400)	—	(2,400)	—

Other cash flow information:

Interest paid	$7	$14	$7	$36

18. Generally Accepted Accounting Principles in Canada and the United States

The following Golden Star consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

(a) Balance Sheets under US GAAP

	As of	As of
	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$85,835	$89,970
Accounts receivable	2,637	790
Inventories	14,579	12,661
Due from sale of property	1,000	1,000
Other current assets	1,626	514

Total current assets	105,677	104,935
Restricted cash	3,317	3,317
Due from sale of property	—	1,000
Acquisition, deferred exploration and development costs (note d1)	—	—
Property, plant and equipment, net	20,895	18,202
Mining properties, net (note d2)	47,009	46,478
Mine construction-in-progress	36,412	25,647
Other assets (note d1)	3,117	758

Total assets	$216,427	$200,337

LIABILITIES
Current liabilities	$12,999	$8,151
Long term debt	572	657
Asset retirement obligations	8,022	7,745

Total liabilities	21,593	16,553

Minority interest (notes d1 and d2)	3,704	3,367

SHAREHOLDERS’ EQUITY
Share capital	334,866	324,609
Accumulated comprehensive income	1,316	1,316
Deficit	(145,052)	(145,508)

Total shareholders’ equity	191,130	180,417

Total liabilities and shareholders’ equity	$216,427	$200,337

(b) Statements of Operations under US GAAP

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income under Cdn GAAP	$1,115	$3,993	$6,309	$7,977
Acquisition and deferred exploration expenditures expensed per US GAAP (note d1)	(2,067)	(532)	(4,152)	(3,096)
Capitalized mine property acquisition costs expensed for US GAAP (note d2)	(1,327)	(527)	(2,401)	(2,449)

Net income/(loss) under US GAAP before minority interest	(2,279)	2,934	(244)	2,432
Minority interest, as adjusted (note d1 and d2)	(661)	291	700	610

Net income/(loss) under US GAAP before cumulative effect of change in accounting method	(2,940)	3,225	456	3,042
Cumulative effect of change in accounting method (note d3)	—	—	—	483

Net income/(loss) under US GAAP	(2,940)	3,225	456	3,525
Other comprehensive income — gain on marketable securities (note d4)	—	(1,027)	—

Comprehensive income/(loss)	$(2,940)	$2,198	$456	$3,525

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$(0.022)	$0.030	$0.003	$0.030
Cumulative effect of change in accounting method	$—	$—	$—	$0.005
Basic net income/(loss) per share under US GAAP after cumulative effect of change in accounting method	$(0.022)	$0.030	$0.003	$0.034
Diluted net income/(loss) per share under US GAAP after cumulative effect of change in accounting method	NA	$0.028	$0.003	$0.032

(c) Statements of Cash Flows under US GAAP

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Cash provided by/(used in):
Operating activities	$2,284	$3,837	$5,129	$5,684
Investing activities	(11,903)	(12,393)	(19,146)	(15,326)
Financing activities	9,437	(12)	9,882	30,832

Increase/(decrease) in cash and cash equivalents for the period	(182)	(8,568)	(4,135)	21,190
Cash and cash equivalents beginning of the period	86,017	49,774	89,970	20,016

Cash and cash equivalents end of the period	$85,835	$41,206	$85,835	$41,206

(d) Footnotes

(1) Under US GAAP, exploration, acquisition and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and exploration group general and administrative costs are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired.

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

(3) Asset retirement obligations: Under US GAAP, the cumulative effect of applying Statement of Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations” was included in net income in 2003. In Cdn GAAP, under the

Canadian Institute of Chartered Accountant’s Section 3110 “Asset Retirement Obligations”, the cumulative effect of the initial application of this new standard in 2003 was recorded as an adjustment to the beginning deficit account.

(4) Under US GAAP, marketable securities available for sale are marked to market and gains or losses are recognized in Other Comprehensive Income until the securities are sold. Under Cdn GAAP, marketable securities are accounted for at the lower of cost or market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 18 to the attached consolidated financial statements.

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

RECONCILIATION OF	Three months ended June 30,		Six months ended June 30,
CASH OPERATING COST PER OUNCE	2004	2003	2004	2003
Mining operations expense (in $ thousands)	$10,190	$7,844	$19,315	$16,344
Less royalties (in $ thousands)	436	981	1,018	2,143

Cash operating expense (in $ thousands)	$9,754	$6,863	$18,297	$14,201

Gold sold (oz)	38,805	36,042	86,007	78,398
Cash operating cost ($/oz)	$251	$190	$213	$181

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

All figures in this Item 2 are on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital invested in a Ghanaian subsidiary has been repaid, the Government of Ghana would receive 10% of any dividends declared by a Ghanaian subsidiary.

Additional documents which discuss our company and its management, history and operations are available at www.sedar.com and at www.sec.gov.

OVERVIEW OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

Results

Our net income for the three months ended June 30, 2004 was $1.1 million, down from $4.0 million in the same period of 2003. While revenues were higher, higher mining and processing costs associated with mining and processing metallurgically complex transition ores in the second quarter of this year and higher depreciation and amortization charges more than offset the improved revenues resulting in lower net income than in the same period of 2003. The increase in depreciation and amortization reflects the buy-out of a production royalty in 2003.

Increase in general and administrative costs, and a foreign exchange loss also contributed to the lower income versus the same period of 2003. Higher compensation costs from adding new management, and stock option expenses were the major factors contributing to the increase in general and administrative costs.

Net income during the six months ended June 30, 2004 totaled $6.3 million or $0.047 per share on revenues of $36.4 million, versus net income of $8.0 million or $0.078 per share on revenues of $27.8 million in the same period of 2003. Increases in operating costs as described above for the quarter were also responsible for much of the increase in costs for the six months. Foreign exchange losses, higher exploration expenses and general and administrative costs also contributed to the lower earnings versus the same period of 2003. As with the quarter, cash and non-cash compensation costs and foreign currency losses accounted for most of the cost increase.

Mining and milling of oxide ores from the Plant-North pit was completed during the second quarter of 2004 and we are now mining and processing only transition ores from the Plant-North pit. The new flotation circuit at Bogoso/Prestea was commissioned in the quarter and is now operating on a regular basis. Non-recurring start-up costs of this new circuit contributed to the increase in operating costs. Construction continued at the Wassa project during the quarter as did planning, engineering and preconstruction activities for the proposed Bogoso/Prestea expansion projects.

IAMGold Tender Offer

On March 30, 2004 IAMGold Corporation (“IAMGold”), a Toronto-based international gold exploration, development, and royalty company, and Wheaton River Minerals Ltd. (“Wheaton”), a Canadian-based precious and base metals producer, announced that the two entities would amalgamate, subject to shareholder approval. Special shareholder meetings for IAMGold and Wheaton to seek shareholder approval for the amalgamation were scheduled on June 8 and June 9, 2004.

On May 27 we announced our intent to make an offer to purchase all of the outstanding shares of IAMGold. On June 8 we obtained a ruling from the Ontario Superior Court permitting us to make our offer and delaying the IAMGold shareholders’ vote on the Wheaton/IAMGold merger until June 29 to give IAMGold shareholders time to evaluate our offer. On June 10, following unsuccessful discussions with IAMGold’s management and directors about a potential combination of IAMGold with Golden Star, we made a formal tender offer to IAMGold’s shareholders to exchange 1.15 Golden Star shares for each IAMGold share and urged the IAMGold shareholders to reject the proposed amalgamation between IAMGold and Wheaton. Subsequently, IAMGold rescheduled its shareholder vote to July 6, the same day as the rescheduled Wheaton shareholder vote.

On the same day that we announced our intent to purchase all of the outstanding shares of IAMGold, Coeur d’Alene Mines Corporation (“Coeur”), a U.S. based silver producer, announced its intent to make an offer to purchase all of the outstanding shares of Wheaton. Coeur initially offered a partial Coeur share and cash, together worth $3.28, for each share of Wheaton. Coeur has subsequently made a tender offer directly to the Wheaton shareholders and has also increased the value of their offer.

On July 1 we increased our bid for IAMGold to 1.25 shares of our stock for each IAMGold share or alternatively 1.15 shares of our common stock plus Cdn$0.50 per share. We agreed to add a contingent Cdn$0.20 per share for each IAMGold share if it is definitively determined that no break-fee is paid or payable by IAMGold in connection with the proposed arrangement with Wheaton.

On July 6 a majority of the IAMGold shareholders voted against the merger with Wheaton thereby effectively terminating the IAMGold/Wheaton merger. Shortly afterward IAMGold’s directors issued a statement that they considered our increased bid inadequate and urged the IAMGold shareholders not to tender their shares to us. On July 13 IAMGold’s directors announced that a new shareholders’ rights plan had been adopted which would be effective until August 15, 2004 that would allow IAMGold’s shareholders, other than us, to purchase shares at a 50% discount to the market price if we acquired more than 20% of the outstanding IAMGold shares. The IAMGold directors further stated the new shareholders’ rights plan was to provide sufficient time to bring forward alternatives to maximize shareholder value. IAMGold also announced that they had prepared due diligence data files to be made available to interested parties but refused to provide the data to us.

On July 15 we made application with the Ontario Securities Commission to set aside the new IAMGold shareholders’ rights plan saying it constituted an improper defensive response to our offer. On July 22 following an exchange of letters with IAMGold we agreed to withdraw our request to the Ontario Securities Commission to review the IAMGold shareholders’ rights plan and IAMGold agreed to provide to us the same due diligence data being supplied to other potential bidders. Such data was received and we have initiated a due diligence review of the data. On July 28 our board agreed to extend our tender offer expiry date to 12:01 a.m. on August 16 to coincide with the expiry of IAMGold’s new shareholders’ rights plan at the end of the day of August 15.

Assuming that all of the IAMGold shareholders choose the all share option, that all of the IAMGold shares that are issued and outstanding as of June 4, 2004, and all shares issuable upon exercise of IAMGold options that are in the money as of July 27, 2004, are tendered to the offer and that we take up and pay for such shares under the offer, we would issue approximately 188.4 million new Golden Star common shares. If the Cdn$0.20 per share contingent payment described above is payable, we will pay to IAMGold shareholders an additional Cdn$30.1 million, or approximately $22.6 million, in cash if all of the IAMGold shares issued and outstanding as of June 4, 2004, and all of the shares issuable upon exercise of IAMGold options that are in the money as of July 17, 2004, are tendered to the offer and taken up and paid under the offer.

As of June 30, we have incurred $1.9 million of direct, incremental acquisition costs resulting from our tender offer for IAMGold’s common shares. The majority of these costs are for financial advisory, legal and accounting services. If the tender offer fails to acquire a controlling interest in IAMGold, this amount plus any additional future costs incurred in this endeavor would be expensed.

We plan at this point to continue to encourage IAMGold shareholders to tender their shares to Golden Star prior to the August 16 expiry of our offer. For more details of the IAMGold tender offer see our registration statement on Form S-4 as amended (reg.

no. 333-116350) and our Canadian Offer to Purchase as amended. There can be no assurance given that our tender offer for IAMGold will be successful.

Prestea Underground Restructuring

In late 2003, our partner in the Prestea Underground joint venture filed for bankruptcy in Ghana. This event resulted in our partner relinquishing its rights under the joint venture agreement that in turn resulted in a transfer of all of the partner’s remaining ownership position to our subsidiary Bogoso Gold Limited, (“BGL”), thereby giving BGL a 90% ownership in the Prestea Underground. The Government of Ghana will continue to hold a 10% ownership in Prestea Underground as well as its 10% holding in BGL resulting in a net 81% ownership by Golden Star.

Guyanor Restructuring

During the second quarter a memorandum of understanding (“MOA”) was signed with our 73% owned subsidiary, Guyanor Ressources S.A., which will govern a significant restructuring of Guyanor and an expansion of its existing exploration business to include the acquisition of royalty and other similar interests.

As provided in the MOU, Mr. Michel Juilland resigned as director and general manager of Guyanor and Mr. James Dunnett and Mr. David Birkenshaw (the “Consultants”) were elected as directors. In exchange for their services in the Guyanor restructuring, Golden Star agreed to sell to the Consultants for a nominal consideration, nine million shares of Guyanor common share owned by Golden Star which reduced Golden Star’s ownership to 53% as of June 30, 2004.

The existing loan agreement between Guyanor and Golden Star will be replaced by a new loan agreement which will require Guyanor to repay approximately $16 million owed to Golden Star only when and if Guyanor returns to a sound financial condition and the $16 million loan will be paid only from proceeds Guyanor may receive from its Paul Isnard properties (referred to a the” SOTRAPMAG Properties”) in French Guiana. Furthermore, Golden Star and Guyanor will enter into a joint venture, which will allow Golden Star to earn a 50% interest in the SOTRAPMAG Properties by funding $2.0 million of exploration work. Golden Star will further increase its interest to 70% by reducing the loan balance by $500,000 per year for three years under the joint venture and by an additional $3.5 million upon delivery of a feasibility study on the Paul Isnard property. Golden Star may also purchase, via a $6.0 million reduction in the loan balance, Guyanor’s regional exploration database which includes data on Guyanor’s past work on several French Guiana properties including the SOTRAPMAG Properties.

If Golden Star makes a decision to initiate mining from the SOTRAPMAG Properties within five years of the date of the MOU, Guyanor will sell its SOTRAPMAG Properties to Golden Star for an additional $5.0 million reduction in the loan balance and a net smelter royalty on the first 2.0 million ounces of gold produced from the SOTRAPMAG Properties. Any remaining unpaid debt owed by SOTRAPMAG to Golden Star as of the date of the sale will be permanently forgiven. Furthermore Guyanor has agreed to let Golden Star conclude the acquisition of the Bon Espoir property in French Guiana which is contiguous with the SOTRAPMAG Properties.

Guyanor’s Yaou and Dorlin gold properties will be joint ventured or sold to a new company organized by Guyanor’s former management.

In the interim until the restructuring is completed, Golden Star has agreed to provide continued financial support to Guyanor. Golden Star has further agreed to indemnify Guyanor from liabilities relating to the operation of Guyanor’s business prior to the restructuring, including potential environmental and severance liabilities.

The final step in the restructuring will require Guyanor’s new management to undertake a rights offering or other capital increase to fund Guyanor’s acquisition of the new property interests. The financing will be limited to a maximum of €250 million, by issuance of shares, and/or warrants and/or shares and warrants. In conjunction with the above, Guyanor’s Class A and Class B shares will be merged into one class of common shares.

Once the restructuring and recapitalization of Guyanor is completed, it is expected that Golden Star will (i) have no involvement in Guyanor’s day-to-day operation; (ii) will no longer fund Guyanor’s operations; and (iii) is expected to own less than 50% of Guyanor. At the point where Golden Star’s ownership drops below 50%, Golden Star will hold its investment in Guyanor as an equity investment.

Golden Star will write-off its inter-company loan receivable from Guyanor as well as reduce its investment in Guyanor as a result of the transfer of the nine million Guyanor shares to the Consultants. But since the value of Golden Star’s investment in Guyanor is essentially nil, the impact of Guyanor’s restructuring on Golden Star’s consolidated financial statements is expected to be immaterial. In the near term Golden Star will continue to hold a 53% interest in Guyanor and will consolidate Guyanor’s activities until such time as the financing is completed and Golden Star owns less than 50% of Guyanor. If the financing is not completed by September 30, 2004 and does not result in equity proceeds in excess of $3.0 million the MOU described above will be terminated.

TRENDS AFFECTING OUR OPERATIONS DURING THE FIRST HALF OF 2004

While gold prices trended generally upward during the last two and a half years, during the last two quarters gold prices have traded in a range between $375 per ounce and $420 per ounce. However the $404 per ounce average gold price received for our shipments during the first six months of 2004 is well above the $351 per ounce average price received in the first six months of 2003.

As expected, operating costs at Bogoso/Prestea were up from the same period in 2003, the result of mining harder, more metallurgically complex transition material at the Plant-North pit which caused lower mill throughput, lower gold production and higher mining and processing costs.

The Bogoso plant completed processing Plant-North oxide ore during the second quarter and is now processing exclusively transition ore. The Bogoso plant will continue to process only transition ore until late 2005 when the BIOX® conversion is completed.

In anticipation of the transition ore, the Bogoso plant flotation circuit was redesigned, re-built and commissioned in the second quarter and is now being used to assist in obtaining higher recoveries from the more complex transition ores. The total capital cost for the upgraded flotation circuit which was project managed in-house and which will be a key component of the future BIOX® project, was $3.5 million. Metallurgical test work in 2003 indicated the combination of gravity, flotation and intensive cyanide leaching of transition material would increase gold recoveries from transition ores to a range of 60% to 70% compared to recoveries in the range of 42% to 50% for carbon-in-leach alone. With the flotation circuit now on-line, we are currently achieving gold recovery of approximately 66% and expect to optimize the process and achieve incremental improvements in the third quarter.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Net income during the three months ended June 30, 2004 totaled $1.1 million or $0.008 per share on revenues of $16.5 million, versus net income of $4.0 million or $0.037 per share on revenues of $12.7 million in the same three months of 2003. Gold revenues for the three months ended June 30, 2004 were based on sales of 38,805 ounces, an 8% improvement over the 36,042 ounces sold in the same period of 2003. Realized gold prices averaged $399 per ounce for the quarter, a 15% increase from $347 per ounce realized in the second quarter of 2003.

	Three months ended June 30,		Six months ended June 30,
FINANCIAL RESULTS	2004	2003	2004	2003

Gold sold (oz)	38,805	36,042	86,007	78,398
Average price realized ($/oz)	399	347	404	351
Operating cash flow (in $ thousands)	5,675	5,619	11,681	10,462
Total revenues (in $ thousands)	16,494	12,693	36,351	27,834
Net income (in $ thousands)	1,115	3,993	6,309	7,977
Net income per share — basic ($)	0.008	0.037	0.047	0.078

	Three months ended June 30,		Six months ended June 30,
BOGOSO/PRESTEA OPERATING RESULTS	2004	2003	2004	2003
Ore mined (t)	311,714	502,551	687,300	1,111,327
Waste mined (t)	1,766,400	1,406,457	3,793,360	3,578,648
Ore milled (t)	421,289	459,506	935,725	1,016,118
Grade milled (g/t)	3.51	3.31	3.64	3.29
Recovery (%)	63.8	75.5	73.7	74.8
Cash operating cost ($/oz)	251	190	213	181
Royalties ($/oz)	12	28	12	27
Total cash cost ($/oz)	263	218	225	208

Bogoso/Prestea processed an average of 4,630 tonnes per day for the three months ended June 30, 2004. Most of the ore milled in the period was transition ore from the Plant-North ore body. Ore grades averaged 3.51 grams per tonne for the quarter. This compares to 5,050 tonnes per day of oxide ore at 3.31 grams per tonne in the second quarter of 2003, which was also from the Plant-North pit. Lower mill through-put was mostly related to start-up activities of the new flotation circuit installed to facilitate gold recovery from the transition ore. We expect through-put to increase incrementally as we optimize the flotation circuit operations.

Gold recovery was 63.8% in the quarter, down from 75.5% in the same quarter last year. Even with lower recovery and lower throughput in the mill, Bogoso/Prestea sold 38,805 ounces of gold in the quarter, up from 36,042 ounces in the same period of 2003. Cash operating costs averaged $251 per ounce for the quarter, compared to $190 per ounce in the same period of 2003. Total cash costs averaged $263 per ounce, up from $218 in the second quarter of 2003. Lower royalty costs were offset by the increased cost of processing transition ores milled in the second quarter.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Net income during the six months ended June 30, 2004 totaled $6.3 million or $0.047 per share on revenues of $36.4 million, versus net income of $8.0 million or $0.078 per share on revenues of $27.8 million in the same period of 2003. Gold revenues for the six months ended June 30, 2004 were based on sales of 86,007 ounces, a 10% improvement over the 78,398 ounces sold in the same period of 2003. Realized gold prices averaged $404 per ounce for the six months, a 15% increase from the $351 per ounce realized in the same period of 2003.

Bogoso/Prestea processed an average of 5,141 tonnes per day for the six months ended June 30, 2004, down from 5,614 tonnes per day in the same six months of 2003. Lower mill through-put was related to the start-up phase of the new flotation circuit at the Bogoso mill. All of the ore processed in the current year has come from the Plant-North ore body and averaged 3.64 grams per tonne versus 3.29 grams per tonne in the six months of 2003. Gold recovery averaged 73.7%, down slightly from 74.8% in the same period last year. Cash operating costs averaged $213 per ounce, compared to $181 per ounce in the same six month period of 2003 and total cash costs averaged $225 per ounce, up from $208 per ounce in the first six months of 2003. Cash operating costs rose on the increase in costs associated with milling the transition ores and the start-up of the new flotation plant.

BOGOSO/PRESTEA EXPANSION PROJECTS

Bondaye Plant

Board approval to proceed with the Bondaye plant project was received earlier in the year and the Environmental Impact Statement, or EIS, has been completed and submitted to the Ghana Environmental Protection Agency. The initial permits are expected to be received during the third quarter. We anticipate construction will start immediately thereafter and be finished in mid-2005.

In parallel with the permitting process, the used carbon-in-leach, or CIL, plant that we acquired in 2003 has been disassembled and transported to Prestea where it is being refurbished. The Bondaye plant site is well-located towards the south of the reserves on the Prestea property and immediately north of the seven kilometers of prospective Ashanti trend mineralization being drilled.

The estimated capital costs for the construction and commissioning of the Bondaye plant are approximately $17 million. The Bondaye CIL plant with a nominal capacity of 1.5 million tonnes per annum will process ore mined from our Beta Boundary pits and the deeper ore from the Plant-North pit where we have proven and probable reserves of 9.9 million tonnes at an average grade of 3.1 g/t. Based on these known reserves, we expect to upgrade the Bondaye plant to incorporate a BIOX® circuit in 2008 to process deeper sulfide materials from the Beta Boundary pits.

Gold production from the Bondaye plant is expected to average 120,000 ounces per annum, varying between 100,000 to 140,000 ounces per annum, at an average cash operating cost of $200 per ounce. Recoveries are expected to average 82% and to vary between 70% and 94%.

Bogoso Plant Up-Grade

Planning and engineering continues for the proposed Bogoso plant BIOX® conversion project. The plant will process sulfide and refractory ores from the Bogoso/Prestea property. We have issued a letter of award to GRD Minproc Limited for the detailed design of the BIOX® circuit and to carry out the construction under a project management contract. Completion of the detailed engineering and permitting are expected by year-end. Separately, work on an Environmental Impact Assessment is underway. Subject to permitting and board approvals in late 2004, construction would begin immediately thereafter for commencement of production by the end of 2005.

The BIOX® process has been in successful operation for 20 years. The Fairview Mine in South Africa was the first to be commissioned in 1986. Today there are six gold bio-oxidation projects using BIOX® technology and two others using other stirred tank bio-oxidation technology. All are in operation or have been successfully operated. Two new BIOX® plants are currently under construction. One of the larger bio-oxidation plants, which was built by GRD Minproc in the mid-1990s, is at AngloGold Ashanti’s Obuasi mine, which is also located on the Ashanti gold trend 130 kilometers northeast of Bogoso/Prestea. The sulfide mineralization at Obuasi is very similar to the Bogoso/Prestea material. Our metallurgical assessment of the suitability of the bio-oxidation process for Bogoso/Prestea ores has been a four-year project. The work has involved metallurgical assessments on some 30 samples representative of the current sulfide reserves, including a flotation, BIOX® and neutralization pilot plant program on a nine-tonne bulk sample compiled by the blending of approximately 90 diamond drill hole cores. We estimate the capital cost for the BIOX® upgrade at Bogoso to be about $25 million.

In addition to the above expenditures, we expect to spend approximately $26 million in 2004 and 2005 to expand the Bogoso/Prestea mining fleet to accommodate the expanded scope of the operations. The existing 50-tonne truck fleet and loading and ancillary equipment is nearing the end of its economic life, and will be phased out and replaced with 90-tonne trucks. This larger scale equipment is expected to reduce the cost per tonne mined.

Following the BIOX® upgrade, the Bogoso plant is expected to have a nominal capacity of 1.5 million tonnes per annum to process sulfide and refractory ores from our Bogoso and northern Prestea pits, where we currently have proven and probable reserves of approximately 12.5 million tonnes at an average grade of 3.4 grams per tonne. Gold production from the Bogoso plant is expected to average 140,000 ounces per annum and to vary between 120,000 to 160,000 ounces per annum at an average cash operating cost of $225 per ounce. Estimated gold recoveries from the BIOX®process are expected to average 86% and vary between 82% and 88%.

WASSA GOLD PROJECT

The Wassa Mine, 35 kilometers east of Bogoso/Prestea, is fully permitted and commissioning of the process plant and ore processing has commenced. The Wassa plant is expected to achieve full capacity in August and commercial gold production before the end of the current quarter. Connection to the national power grid should be completed in the fourth quarter. In the interim, Wassa will be powered by its own generating plant, which can generate sufficient electric power to fully operate the site. The generating plant will subsequently be used as a standby power facility.

Initially, the Wassa plant will process material from the previous owner’s operation. The material will be moved by front-end loaders and fed to the conventional milling circuit via a sequence of conveyors and through a slurrying facility. The previous operation failed because this material is not well suited to heap-leach recovery. As a result, we acquired a stockpile of already mined and crushed mill feed grading 0.7 g/t Au that has enabled us to begin operations well ahead of open-pit mining. This material will be preferentially processed as it is located within the ultimate footprint of the tailings dam.

Open pit mining at Wassa will begin on a limited scale in the fourth quarter to supplement the heap-leach material with mined ore. During this period, mining operations will be carried out using mining equipment transferred from Bogoso/Prestea, following the upgrading of that mine’s fleet with larger capacity units. Once Wassa’s full-scale open-pit mining commences in late 2005, we plan to invest approximately $17 million in new mining equipment of similar size to that being acquired for Bogoso/Prestea.

When in full open-pit production in 2006, processing only open pit ore, we expect Wassa to produce at an average annualized rate of 140,000 ounces per annum at an average cash operating cost of $200 per ounce. Gold recoveries at Wassa are expected to average 92% and vary from 88% to 95% for open pit ore and from 80% to 96% for the heap leach material.

Following an approximate 12,000-meter reverse circulation, or RC, and diamond drilling program during the first six months of 2004, the mineral reserves at Wassa have been updated resulting in a 25% increase in the Probable Mineral Reserve category to 19.7 million tonnes at an average grade of 1.32 grams of gold per tonne (g/t Au). At present, there are no Proven Reserves.

	Tonnes	Grade	Gold Content
Probable Reserves	(millions)	(g/t Au)	(ounces)	Increase[1]
Weathered (oxide)	5.6	1.16	209,000	39%
Fresh (sulfide)	9.9	1.69	536,000	26%
Heap Leach Pads	4.2	0.66	89,000	0%

Total Probable Reserves [2]	19.7	1.32	834,000	25%

1.	Increase in the contained gold relative to December 31, 2003.

2.	Golden Star’s share of the mineral reserves is subject to the Government of Ghana’s right to a 10% dividend once our capital costs have been recovered.

The Mineral Reserve estimate was prepared in conformity with Canada’s National Instrument 43-101 and with the US Securities and Exchange Commission’s definitions. The Qualified Person for the estimation is David Alexander, project mining manager of the Company. The Mineral Reserve estimate has been derived from engineered pits optimized at a $325 per ounce gold price. Appropriate factors to allow for mining recovery and dilution have been used in the estimate. Further technical details on the methodology and calculation of our reserves can be found in the Company’s Technical Report filed with SEDAR on May 2, 2003.

MINING FLEET

The total mining fleet capital expenditure at Bogoso/Prestea and Wassa during 2004 and 2005 is expected to total approximately $43 million as follows:

	2004	2005	Total
	($million)	($million)	($million)
Bogoso	6	7	13
Prestea (to feed Bondaye Plant)	—	13	13
Wassa	—	17	17
Total	6	37	43

The first 90-tonne trucks have been delivered to Bogoso/Prestea and have been placed into production. To finance a portion of this investment, we have arranged a $25 million finance facility from the major vendor, Caterpillar, to be secured against the fleet. The finance facility has a term of five years and an interest rate of 2.28% over the US Federal Reserve five year swap rate.

EXPLORATION

We have allocated approximately $21 million in 2004 to an aggressive exploration program. Much of the work will focus on our highly prospective land positions in Ghana, where a total of $12.5 million has been designated for our expanded Bogoso/Prestea property. In addition, we plan to spend $2.5 million at Wassa and $6.0 million at our exploration projects in West Africa and South America. Expensed exploration totaled $0.2 million for the quarter and $0.5 million for the six months, compared with $0.2 million and $0.2 million in the respective periods in 2003.

Prestea South, Ghana (90% Golden Star)

The first phase of reconnaissance exploration on the southern extension of our Bogoso/Prestea gold property was completed in the second quarter with 28,272 meters of rotary air blast, or RAB, and reverse circulation, or RC, drilling, being completed. This work identified substantial gold grades hosted in oxide material over the northern half of a parallel seven-kilometer gold-in-soil anomaly.

An additional 18,000 meters of RC drilling is underway to test the down-dip extension of the identified mineralized zones. Work to date has confirmed that these zones extend down at least as far as 150 meters below the surface where fresh, or sulfide, rock is encountered.

Prestea Underground, Ghana (81% Golden Star)

Exploration continues in the inactive Prestea Underground Mine on our Bogoso/Prestea property. This mine, with previously fragmented ownership, has produced over nine million ounces. Progress is being made on several of the many unexplored areas, as follows:

•	Drilling between the 17 and 24 levels, approximately 700 meters below surface, has returned encouraging results and an additional 6,000 meters of step-out and delineation drilling is planned for this zone during the balance of 2004.

•	Two hanging-wall cross cuts are being developed to provide access to drill targets below the lowest mining levels. Other underground drill locations have been developed and a third underground drill rig has been mobilized, which will commence drilling in the third quarter and continue into 2005.

•	A surface drill rig capable of testing the down-dip extensions below the historical workings is currently drilling the projected extensions of the Bondaye main ore shoot. It should intersect the projected mineralized zone approximately 500 meters below the existing underground workings. Drilling is expected to continue into 2005.

Exploration costs at the Prestea Underground project totaled $2.6 million during the first six months of 2004, compared to spending of $1.1 million in the same period of 2003.

Mininko, Mali (may earn up to 82.5% interest)

Gold mineralization at Mininko occurs in flat-lying quartz veinlets where two phases of drilling have now been completed. The second phase comprising 2,756 meters of RC and core drilling was concluded during the second quarter. This phase was to test extensions of the mineralization at the Nampala prospect, including a new zone to the east, and to improve the geological model in preparation for preliminary resource modeling.

The drilling confirmed broad zones of lower grade mineralization, which continue to approximately 200 meters below the surface. Many of the drill holes have intercepted multiple zones of mineralization, including some higher grade mineralization. Significant intersections from Phase 1 and 2 drilling, as well as maps, are summarized on our web site at www.gsr.com

Mineralization remains open along strike to the north and south at Nampala and a newly discovered zone to the east was partially tested by three RC drill holes.

Mano River Joint Venture, Sierra Leone (may earn up to 85%)

The first phase of drilling at the Yirisen gold prospect in Sierra Leone commenced during the quarter. Initial results have been encouraging and the current work program is expected to be completed during the third quarter. Yirisen is located in the North Pampana Exclusive Prospecting License in the Sula Mountains greenstone belt and is a joint venture with Mano River Resources who are the project operators.

LOOKING AHEAD

Our main objectives for the reminder of 2004 are:

•	Continued orderly and efficient mining of Prestea Plant-North ores allowing an adequate flow of transition ores to the Bogoso processing plant;

•	Commence commercial production at Wassa;

•	Environmental permitting for and commencement of construction of the Bondaye processing plant near Prestea in readiness for first gold production in the third quarter of 2005;

•	Completion of planning, engineering and design work for the Bogoso BIOX® conversion in readiness for a board decision by late 2004 and construction in 2005;

•	Continued evaluation of the Prestea Underground potential;

•	A continued high level of exploration efforts focused on understanding the potential of our principal properties in Ghana and West Africa;

•	Continuation of efforts to identify and pursue acquisition and growth opportunities in Ghana and elsewhere;

•	Evaluate and rationalize our South American assets;

•	A successful completion of the IAMGold share tender offer and subsequent integration of IAMGold into Golden Star.

LIQUIDITY AND CAPITAL RESOURCES

We continued to maintain adequate cash balances during the first half of 2004. The cash and cash equivalent balance stood at $85.8 million at June 30, 2004, down from approximately $90 million at the end of 2003. Cash flow from operations before working capital changes totaled $12.4 million during the first six months of 2004, versus $11.4 million in the same period of 2003.

Investing activities consumed $26.7 million of cash in the first six months of 2004 and we received the second of three $1.0 million deferred payments from sale of the Gross Rosebel property. Investing expenditures by site were as follows:

Six months
ended June 30,
2004
Bogoso/Prestea	$6,940
Wassa	9,624
Prestea Underground	2,619
Deferred exploration and development	3,691
Other projects	3,824

Total	$26,698

Stock option exercises provided $1.0 million of cash during the first six months of 2004 and warrant exercises added an additional $8.5 million. At June 30, 2004, working capital was $92.7 million, versus $96.8 million at the end of 2003.

In June 2004 an equipment financing credit facility was established between Caterpillar Financial Services Corporation and the subsidiaries of Golden Star with Golden Star the guarantor of all amounts borrowed. The loan provides up to a maximum of $25 million of credit for a mixture of new and used mining equipment. The facility expires on April 30, 2005, bears an interest at a rate equal to the Five Year US$ Swap Rate plus 2.28%, is repayable over five years for new equipment and over two years for used equipment and requires monthly payments. As of June 30, 2004 the amount drawn on this new line of credit was nil.

Outlook

We expect that Bogoso/Prestea will continue to generate positive operating cash flows during 2004, with all excess cash being used at Bogoso/Prestea for the various capital projects scheduled during 2004. While we currently have adequate cash balances on hand to meet our exploration and operational needs, we expect that property acquisitions, development spending and the capital investment needs at Wassa and Bogoso/Prestea and funding of our exploration activities will draw down cash balances to lower levels during the remainder of 2004.

The potential cash component of the IAMGold tender offer could consume up to $57 million of cash if all IAMGold shareholders opt for the shares-plus-cash option in exchange for their IAMGold shares and an additional $23 million would be needed if the contingent Cdn$0.20 per share is paid. While a cash payment for the IAMGold shares would significantly reduce our cash balance, we still expect that the combined entity would have a cash balance sufficient to fund the capital expenditures now anticipated over the next two years.

If additional attractive acquisitions become available during the year, it is possible that more funds could be needed to facilitate our continued growth. Funding of approximately $60 million would be required during 2004 and 2005 when a decision is made to proceed with the Bogoso BIOX® conversion in addition to the Bondaye plant. Potential sources of funds for the expansion would most likely include cash on hand, cash generated by operations, debt, equity or some combination of these sources, although there can be no assurance we would successfully obtain the amount of funds required.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates and commodity price fluctuations.

Commodity Price Risk

We are engaged in gold mining and related activities, including exploration, development, mining, processing and reclamation. Gold bullion is our primary product and, as a result, changes in the price of gold could significantly affect results of operations and cash flows. According to current estimates for 2004, a $25 change in the price of gold could result in a $4.6 million to $5.3 million change in our pre-tax results of operations and cash flows during the year. We may in the future consider more actively managing our exposure through price protection programs.

Foreign Currency Exchange Rate Risk

The price of gold is denominated in United States dollars and the majority of our revenues and expenses are denominated in United States dollars but currently we maintain a portion of our short-term investments in Canadian dollars. A five percent change in the US$/Cdn$ exchange rate would impact the value of our current Cdn$ denominated investments by approximately $1 million. In addition a portion of our capital and operating asset purchases are denominated in currencies other than the US dollar and we have on occasion experienced increases in the cost of certain items due to unanticipated foreign currency exchange rate fluctuations. We currently do not utilize market risk sensitive instruments to manage our exposure. We may in the future consider more actively managing our exposure to foreign currency exchange rates.

Interest Rate Risk

We invest excess cash in short-term debt instruments of the United States Government and its agencies on a floating interest rate basis. We may also invest in short term debt instruments of the Government of Canada. Over time the rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. A 0.1 percent change in interest rates would change our annual interest income by approximately $0.8 million based on cash balances the end of June 2004. We may in the future consider more actively managing our exposure to interest rate risk.

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

PART II – OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES AND THE USE OF PROCEEDS

Recent Sales of Unregistered Securities

Common Stock

     1. In the second quarter of 2004, 280,500 shares were issued upon exercise of warrants for total consideration to the Company of Cdn$841,500 ($602,275). The warrants were originally issued in January 2003 with a Cdn$3.00 exercise price.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual General Meeting of Shareholders was held on May 20, 2004 where four matters were voted upon.

1. The following directors were elected until 2004:

	Number of Common Shares
	Voted
Director	Affirmative	Withheld
James E. Askew	89,595,988	526,689
Peter J. Bradford	89,595,988	526,689
David K. Fagin	89,595,988	526,689
Ian MacGregor	89,595,988	526,689
Lars-Eric Johansson	89,595,988	526,689
Michael P. Martineau	89,595,988	526,689

2. Appointment of PricewaterhouseCoopers LLP as our auditor until the next annual general meeting. The shareholders approved the measure with an affirmative vote of 88,290,968 Common Shares and 302,931 Common Shares withheld.

3. Ratification, confirmation and approval of the Shareholder Protection Plan: The shareholders approved the Plan with 25,762,012 votes for the ratification, confirmation and approval of the plan and 4,373,052 votes cast against.

4. Approval of amendments to the Corporation’s Amended and Restated 1997 Stock Option Plan: The shareholders approved the amendments with 13,289,672 votes cast in favor and 13,041,979 votes cast against the amendments.

ITEM 5 OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

10.1	Second Amended and Restated 1997 Stock Option Plan, amended and restated as of May 20, 2004.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

     (b) Reports on Form 8-K filed during the quarter ended June 30, 2004.

1.	A report on Form 8-K was furnished to the Securities and Exchange Commission on May 4, 2004 pursuant to Items 7 and 12 to announce financial results for the first quarter of 2004.

2.	A report on Form 8-K was filed to the Securities and Exchange Commission on May 28, 2004 describing an Amended and Restated Shareholder Protection Rights Plan as adopted by shareholders on May 20, 2004.

3.	A report on Form 8-K was filed to the Securities and Exchange Commission on June 3, 2004 announcing a proposed business combination with IAMGold Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD.
Registrant

By:	/s/ Peter J. Bradford
Peter J. Bradford
President and Chief Executive Officer Date: August 04, 2004

By:	/s/ Allan J. Marter
Allan J. Marter
Senior Vice President and Chief Financial Officer Date: August 04, 2004

EXHIBITS INDEX

10.1	Second Amended and Restated 1997 Stock Option Plan, amended and restated as of May 20, 2004.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).