Form 10-Q
period 2004-09-30
GOLDEN STAR RESOURCES LTD
filed 2004-11-04
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 1-12284

GOLDEN STAR RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Canada	98-0101955
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10901 West Toller Drive, Suite 300 Littleton, Colorado	80127-6312 (Zip Code)
(Address of principal executive office)

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

Number of Common Shares outstanding as of October 29, 2004: 142,004,112

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this report are expressed in US dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$”, Australian currency is denoted by “A$” and the Euro is denoted as “€”. Financial information is presented in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). Differences between accounting principles generally accepted in the US (“US GAAP”) and those applied in Canada, as applicable to Golden Star Resources Ltd., are explained in Note 18 to the Consolidated Financial Statements. References to “Golden Star”, “we”, “our”, and “us” mean Golden Star Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

NON-GAAP MEASURES

In this Form 10-Q, the terms “total cash cost” and “cash operating cost” are used on a per ounce of gold basis. Total cash cost per ounce is equivalent to mining operations expense for the period as found on the Consolidated Statements of Operations, divided by the number of ounces of gold sold during the period. Cash operating cost per ounce is equivalent to mining operations expense for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period. We have included total cash cost and cash operating cost information to provide investors with information about the cost structure of our mining operations. We use this information for the same purpose and for monitoring the performance of our operations. This information differs from measures of performance determined in accordance with GAAP in Canada and the US and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. These measures might not be comparable to similarly titled measures of other companies. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of these non-GAAP measures to our Statements of Operations.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Words such as “anticipates”, “expects”, “intends”, “plans”, “forecasts”, “projects”, “budgets”, “believes”, “seeks”, “estimates”, “could”, “might”, “should”, “may”, “will”, and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-

looking statements contained or incorporated by reference in this Form 10-Q. These statements include comments regarding: the establishment and estimates of mineral reserves and mineral resources, production, production commencement dates, production costs, cash operating costs per ounce, total cash costs per ounce, grade, processing capacity, potential mine life, feasibility studies, development costs, capital and operating expenditures, exploration, the closing of certain transactions including acquisitions and offerings, our expansion plans for Bogoso/Prestea and the start-up of Wassa.

The following, in addition to the factors described in “Risk Factors” discussed in our Form 10-K for the fiscal year ended December 31, 2003, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	unexpected changes in business and economic conditions;

•	significant increases or decreases in gold prices;

•	changes in interest rates and currency exchange rates;

•	timing and amount of production;

•	unanticipated grade changes;

•	unanticipated recovery rates or production problems;

•	illegal mining;

•	changes in mining, processing and overhead costs;

•	changes in metallurgy and processing technology;

•	access and availability of materials, equipment, supplies, labor and supervision, power and water;

•	determination of mineral reserves and mineral resources;

•	availability of drill rigs;

•	changes in project parameters;

•	costs and timing of development of new mineral reserves;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	local and community impacts and issues;

•	timing of receipt of government approvals;

•	accidents and labor disputes;

•	environmental costs and risks;

•	competitive factors, including competition for property acquisitions; and

•	availability of capital at reasonable rates, or at all.

ITEM 1 FINANCIAL STATEMENTS

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of US dollars except shares issued and outstanding)
(Unaudited)

	As of	As of
	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$75,485	$89,970
Accounts receivable	1,799	790
Inventories (Note 2)	14,986	12,661
Due from sale of property (Note 3)	1,000	1,000
Other current assets	2,516	514

Total current assets	95,786	104,935
Restricted cash (Note 11)	3,341	3,317
Due from sale of property (Note 3)	—	1,000
Deferred exploration and development costs (Note 4)	7,114	9,108
Property, plant and equipment (Note 5)	26,057	18,202
Mining properties (Note 6)	69,938	56,808
Mine construction-in-progress (Note 7)	43,502	27,376
Other assets (Note 8)	2,531	1,645

Total assets	$248,269	$222,391

LIABILITIES
Current liabilities:
Accounts payable	$10,607	$5,150
Other accrued liabilities	5,406	2,859
Current debt (Note 9)	941	142

Total current liabilities	16,954	8,151
Long term debt (Note 9)	536	657
Asset retirement obligations (Note 10)	8,318	7,745

Total liabilities	25,808	16,553
Minority interest	6,100	7,476

Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY
Share capital
First preferred shares, without par value, unlimited shares authorized. No shares issued	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 141,902,537 at September 30, 2004; 132,924,278 at December 31, 2003 (Notes 12 & 13)	341,654	326,623
Contributed surplus (Note 13)	1,872	955
Deficit	(127,165)	(129,216)

Total shareholders’ equity	216,361	198,362

Total liabilities and shareholders’ equity	$248,269	$222,391

     The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of US dollars except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		Restated		Restated
		(Note 13)		(Note 13)
REVENUE
Gold sales	$12,327	$18,558	$47,107	$46,083
Interest and other	1,118	243	2,689	552

Total revenues	13,445	18,801	49,796	46,635

EXPENSES
Mining operations	10,236	9,286	29,551	25,630
Depreciation, depletion and amortization	1,861	1,281	6,084	3,334
Accretion of asset retirement obligation	167	229	489	428
Exploration expense	152	167	607	400
General and administrative expense	1,486	1,130	4,776	3,386
Corporate development expense	3,939	21	4,043	64
Option expense (Note 13)	42	101	700	345
Loss on equity investment	219	—	219	—
Interest expense	5	8	17	35
Foreign exchange (gain)/loss	(391)	(281)	235	(842)

Total expenses	17,716	11,942	46,721	32,780

Income/(loss) before the undernoted	(4,271)	6,859	3,075	13,855
Gain on sale of marketable securities	—	—	—	1,905

Income/(loss) before minority interest	(4,271)	6,859	3,075	15,760
Minority interest	13	(764)	(1,024)	(1,688)

Net income/(loss) before income tax	(4,258)	6,095	2,051	14,072
Income tax (Note 15)	—	—	—	—

NET INCOME/(LOSS)	$(4,258)	$6,095	$2,051	$14,072

Deficit, beginning of period	(122,907)	(143,195)	(129,216)	(151,655)
Cumulative effect of change in accounting method	—	—	—	483

Adjusted deficit, beginning of period	(122,907)	(143,195)	(129,216)	(151,172)

Deficit, end of period	$(127,165)	$(137,100)	$(127,165)	$(137,100)

Net income/(loss) per common share – basic (Note 16)	$(0.030)	$0.053	$0.015	$0.132
Net income/(loss) per common share – diluted (Note 16)	$(0.030)	$0.049	$0.014	$0.125
Weighted average shares outstanding (millions of shares)	141.1	114.6	137.0	106.5

     The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		Restated		Restated
		(Note 13)		(Note 13)
OPERATING ACTIVITIES:
Net income/(loss)	$(4,258)	$6,095	$2,051	$14,072

Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,861	1,281	6,084	3,334
Stock-based compensation	86	169	1,095	867
Deferred stripping	(652)	—	(652)	—
Loss on equity investment	219	—	219	—
Reclamation expenditures	(95)	(256)	(563)	(646)
Accretion of asset retirement obligation	167	229	489	428
Minority interest	(13)	764	1,024	1,688

	(2,685)	8,467	9,747	20,642
Changes in assets and liabilities:
Accounts receivable	2,127	(61)	(1,009)	1,259
Inventories	(407)	(1,624)	(2,325)	(3,273)
Accounts payable and accrued liabilities	3,874	803	8,004	(802)
Marketable securities	—	—	—	906
Other	(2,175)	(194)	(2,002)	(165)

Net cash provided by operating activities	734	7,391	12,415	18,567

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(1,059)	(3,961)	(4,750)	(7,058)
Expenditures on mining properties	(6,073)	(6,027)	(12,343)	(14,782)
Expenditures on property, plant and equipment	(5,645)	(4,246)	(9,082)	(6,788)
Expenditures on mine construction-in-progress	(5,691)	(3,832)	(16,032)	(13,389)
Sale of property	—	—	1,000	1,000
Other	1,830	(2,477)	(1,129)	370

Net cash used in investing activities	(16,638)	(20,728)	(42,336)	(41,546)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 12)	5,508	29,743	14,758	63,539
Debt repayment (Note 9)	(35)	(309)	(116)	(3,313)
Other	81	20	794	60

Net cash provided by financing activities	5,554	29,454	15,436	60,286

Increase/(decrease) in cash and cash equivalents	(10,350)	16,117	(14,485)	37,307
Cash and cash equivalents, beginning of period	85,835	41,206	89,970	20,016

Cash and cash equivalents end of period	$75,485	$57,323	$75,485	$57,323

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

The unaudited consolidated financial statements for the three and nine months ended September 30, 2004 and September 30, 2003 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements, except for the adoption of a deferred waste stripping policy. See Note 6 below.

Prior period amounts have been restated to reflect the impact of the adoption in December 2003 of the Canadian Institute of Chartered Accountant’s amended Handbook Section 3870, “Stock-based Compensation and other Stock-based Payments”. Information presented for prior periods in 2003 have been restated to reflect the adoption of Section 3870 amendments as of January 1, 2003.

1. Description of Business

We are a Canadian international gold mining and exploration company focused primarily on mining, mine development and exploration in Ghana, West Africa. Through our subsidiaries and joint ventures we own a controlling interest in four gold properties in Ghana; the Bogoso property (“Bogoso”), the Prestea property (“Prestea”), the Wassa property (“Wassa”) and the currently inactive Prestea underground property (“Prestea Underground”). Bogoso and Prestea are adjoining properties and both are owned by our 90% owned subsidiary Bogoso Gold Limited (“BGL”). These two properties now function as a single operation referred to as “Bogoso/Prestea”. BGL holds a 90% interest in the Prestea Underground. Wassa is owned by our 90% owned subsidiary, Wexford Goldfields Limited.

We operate the Bogoso/Prestea mine, with ore mined at the Prestea property being processed at the Bogoso processing plant. To date, Bogoso/Prestea has produced all of our gold since we became a gold producer upon our purchase of Bogoso in late 1999. We commenced development of the Wassa mine in mid-2003 and are currently in a commissioning and testing phase.

We hold interests in exploration joint ventures, managed by our joint venture partners, in Mali and Sierra Leone in West Africa. We also hold active exploration properties in Ghana, Suriname and French Guiana. And through our affiliate Goldmin Holdings, we hold interests in gold exploration properties in Peru and Chile.

We are a reporting issuer or the equivalent in all provinces and territories of Canada and the United States and file disclosure documents with the Canadian securities regulatory authorities and the United States Securities and Exchange Commission.

2. Inventories

	As of	As of
	September 30,	December 31,
	2004	2003
Stockpiled ore	$3,827	$4,167
In-process	2,250	2,821
Materials and supplies	8,909	5,673

Total inventories	$14,986	$12,661

3. Guiana Shield Transaction

In late 2001 we sold our Gross Rosebel exploration property in South America to Cambior Inc. (“Cambior”). In addition to a $5.0 million payment received at closing in 2002, terms of the sale agreement provided that Cambior would make three deferred payments of $1.0 million each plus royalty payments on the first seven million ounces of gold production. The first and second deferred payments were received in the first quarters of 2003 and 2004 respectively. The third and final deferred payment is expected in the first quarter of 2005. Gold production began at Gross Rosebel in the first quarter of 2004 which triggered the quarterly production royalty due to us from the property. Royalty revenue of approximately $1.8 million was recorded in the first nine months of 2004 and is included in revenues. The property generating the royalty did not begin operations until early 2004 and thus there were no comparable royalty revenues in the first nine months of 2003.

In late September 2004, we entered into an agreement to sell the production royalty to our 53% owned subsidiary, Guyanor Ressources S.A. The sale is expected to close in December 2004.

4. Deferred Exploration and Development Costs

	Deferred				Deferred
	Exploration &				Exploration &
	Development	Capitalized		Transferred	Development
	Costs	Exploration		to Mine	Costs
	as of 12/31/03	Expenditures	Acquisitions	Property	as of 9/30/04
GHANA:
Obuom	$278	$2	$—	$—	$280
Bogoso Sulfide Project	5,930	—	—	(5,930)	—
Akropong Trend & Other Ghana	1,759	591	—	—	2,350
Prestea Property Projects	—	1,951	—	—	1,951
Beta Boundary	814	—	—	(814)	—
MALI:
Mininko	130	881	—	—	1,011
SIERRA LEONE
Mano River	—	753	—	—	753
FRENCH GUIANA:
Bon Espoir	—	—	163	—	163
Other	—	—	225	—	225
SURINAME:
Saramacca	197	184	—	—	381

TOTAL	$9,108	$4,362	$388	$(6,744)	$7,114

The Bogoso Sulfide project, and the Beta Boundary pits at Prestea, which will feed the Bondaye Plant, were deemed sufficiently advanced by the end of 2003 to be reclassified in early 2004 as mining properties rather than as exploration properties. Reclassification was based upon defining proven and probable reserves at both projects, completion of a feasibility study for the Bogoso Sulfide project showing it to be economically viable, board approval to proceed with the Bondaye/Beta Boundary project and initiation of detailed engineering and development in 2004.

5. Property, Plant and Equipment

	As of September 30, 2004			As of December 31, 2003
			Property, Plant and			Property, Plant and
	Property, Plant and	Accumulated	Equipment Net Book	Property, Plant and	Accumulated	Equipment Net Book
	Equipment at Cost	Depreciation	Value	Equipment at Cost	Depreciation	Value
Bogoso/Prestea	$25,464	$5,324	$20,140	$15,765	$4,143	$11,622
Prestea Underground	238	—	238	227	—	227
Guyanor	1,969	1,943	26	1,985	1,952	33
Wassa	5,460	—	5,460	6,259	—	6,259
Corporate & Other	969	776	193	782	721	61

Total	$34,100	$8,043	$26,057	$25,018	$6,816	$18,202

6. Mining Properties

	As of September 30, 2004			As of December 31, 2003
	Mine Property at	Accumulated	Mine Property, Net	Mine Property at	Accumulated	Mine Property, Net
	Cost	Amortization	Book Value	Cost	Amortization	Book Value
Bogoso/Prestea	$42,382	$21,712	$20,670	$41,885	$16,856	$25,029
Prestea Underground	10,782	—	10,782	8,560	—	8,560
Wassa	9,653	—	9,653	9,778	—	9,778
Bogoso Sulfide	11,639	—	11,639	—	—	—
Mampon	13,553	—	13,553	13,441	—	13,441
Beta Boundary	2,989	—	2,989	—	—	—
Deferred Stripping	652	—	652	—	—	—

Total	$91,650	$21,712	$69,938	$73,664	$16,856	$56,808

In June 2004 due to financial difficulties experienced by our joint venture partner, the portion of the Prestea Underground owned by our joint venture partner reverted to our ownership per the terms of the original joint venture agreement. As a result, a $2.4 million minority position originally recorded when the partnership was organized was reversed and a $2.4 million reduction was recorded in the carrying value of the Prestea Underground Mining Property assets.

The Bogoso Sulfide project, and the Beta Boundary pits at Prestea, which will feed the Bondaye Plant, were deemed sufficiently advanced by early 2004 for reclassification as Mining Properties rather than as exploration properties. Reclassification was based upon having defined proven and probable reserves at both projects, completion of a feasibility study for the Bogoso Sulfide project showing it to be economically viable, board approval to proceed with the Bondaye/Beta Boundary project and initiation of detailed engineering and development in 2004. The Mining Property costs associated with these two projects will be amortized over production ounces when gold production begins.

We initiated a deferred waste stripping policy at the Plant-North pit at Prestea in the third quarter of 2004. In the past, most of our pits have been relatively shallow and short-lived because the Bogoso plant could effectively process only near-surface ores that had been naturally oxidized by relatively shallow ground water. With recent mill modifications we are now able to process certain deeper ores from Prestea. As a result we anticipate deeper pits with longer lives than in the past. Adoption of this policy resulted in deferral of $0.7 million of Plant-North waste stripping costs in the quarter.

Capitalized amounts are determined each period by determining the tonnes of waste moved in excess of the life-of-pit average and valuing them at the average mining cost per tonne during the period. Costs are recovered in periods when the actual tonnes of waste moved are less than what would have been moved at the average life-of-pit rate. This procedure better matches the recognition of waste removal costs with the associated revenues. Several estimates are used in the establishing and operation of a deferred stripping program. Estimates of ore and waste tonnages are subject to several uncertainties much of which is related to the limited access to a buried ore body. Factors including fluctuating metal prices, unexpected changes in operating costs, discovery of additional reserves or discovery that certain areas of the mine thought to be ore bearing are not and unexpected changes in the geologic environment at depth can all impact the estimates used in a deferred stripping program. At least once per year an engineering study will evaluate the remaining ore and waste tonnages in the pit using the most recent information available and adjustments to the capitalization and recovery rates will be made to insure that the capitalized costs and all future waste costs will be appropriately expensed over ore tonnes remaining in the pit.

Note that there are mixed accounting practices in this area and some mining companies expense waste removal costs as incurred, which policy if followed, may result in reporting greater volatility in period to period results of operations than would be expected from a company that employs a deferred stripping policy.

We include capitalized waste cost with mining properties on our balance sheet. The cost impact is included in the statement of operations in the line titled “Mining operations”.

7. Mine Construction-in-Progress

Mine construction in progress represents costs incurred at the Wassa project subsequent to acquisition. The balance includes exploration drilling, feasibility study costs, equipment purchases and construction costs, including progress payments to the construction contractor and development costs.

8. Other Assets

Represents deposits paid on purchases prior to shipment.

9. Debt

	As of	As of
	September 30,	December 31,
	2004	2003
Current debt:
Line of Credit — BGL (Note a)	$793	$—
Equipment financing loans – Wassa (Note b)	148	142

Total current debt	$941	$142

Long term debt:
Equipment financing loans – Wassa (Note b)	$536	$657

Total long term debt	$536	$657

(a) Revolving facility from Barclays Bank (Ghana) for up to $1.0 million.

(b) Caterpillar Financial Services Corporation — A $0.8 million installment loan was used to purchase mobile equipment at Wassa and is repayable in 60 equal monthly installments from January 2004 with an interest rate of 6.25%.

(c) In June 2004, an equipment financing credit facility of up to $25 million was established between Caterpillar Financial Services Corporation and the subsidiaries of Golden Star with Golden Star the guarantor of all amounts borrowed. The loan provides credit for a mixture of new and used mining equipment, is repayable over five years for new equipment and requires monthly payments. The loan, if applied to used equipment, must be repaid over two years. As of September 30, 2004 the amount drawn on this facility was nil.

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

The changes in the carrying amount of the ARO during the first nine months of 2004 are:

Nine months
ended
September
30, 2004
Balance at December 31, 2003	$7,745
Accretion expense in 2004	489
Cost of ongoing reclamation work performed	(563)
New AROs incurred during the period	647
Balance at September 30, 2004	$8,318

11. Commitments and Contingencies

(a) Environmental Regulations and Asset Retirement Obligations — We are not aware of any events of material non-compliance with environmental laws and regulations in our operations which could have a material adverse effect on our operations or financial condition. The exact nature of environmental control problems, if any, which we may encounter in the future cannot be predicted, primarily because of the changing character of environmental regulations that may be enacted. Asset retirement obligations, which include environmental rehabilitation liabilities for reclamation and for closure costs, were $5.6 million at Bogoso/Prestea at September 30, 2004, up from $5.2 million at December 31, 2003. Asset retirement obligations at Wassa totaled $2.7 million at September 30, 2004, up from $2.5 million at December 31, 2003.

(b) Cash Restricted for Environmental Rehabilitation Liabilities — In 1999, we were required, according to the acquisition agreement with the sellers of BGL, to restrict $6.0 million of cash to be used for the ongoing and final reclamation and closure costs at Bogoso. The withdrawal of these funds for our use must be agreed to by the sellers, who are ultimately responsible for the reclamation in the event of our non-performance. In the past the sellers have agreed to allow disbursement of portions of the restricted cash to us equal to the cash costs we have incurred for work performed, but there have been no agreements for disbursements since 2001. We are seeking to obtain an amendment to the agreement that would remove the restriction and in its place establish a reclamation bond to meet Ghana’s Environmental Protection Agency’s reclamation bonding requirements. At September 30, 2004, approximately $3.3 million of restricted cash was held as a cash provision against future reclamation commitments at Bogoso.

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

(d) Wassa Construction Contract — In July 2003 we entered into a contract with Metallurgical Design and Management (Pty) Ltd. (“MDM”), a South African company, for the construction of the CIL processing plant facility and other associated processing facilities at Wassa. The total contract amount, including provisional cost allowances and contract variances was set at $16.5 million. Total payments to MDM, and to its suppliers and subcontractors pursuant to the contract as at September 30, 2004, totaled $16.8 million. MDM’s obligations under the contract are not complete.

(e) Mano River Joint Venture — In late 2003 we entered into a joint venture to invest up to $6 million over the next four years in the Mano River project in Sierra Leone via an earn-in agreement with a junior exploration company which now holds a group of gold exploration properties in Sierra Leone. The initial $6 million, if fully funded (we can terminate the agreement after spending $1.0 million) would yield a 51% interest in the joint venture. Further provisions of the joint venture agreement permits us to acquire up to 85% of the joint venture by continued long term funding. Our spending during the first nine months of 2004 totaled $0.8 million.

12. Share Capital

Changes in share capital during the nine months ended September 30, 2004 were:

	Shares	Amount
Beginning balance as of December 31, 2003	132,924,278	$326,623
Common shares issued:
Option exercises	723,650	1,085
Warrant exercises	8,254,609	13,981
Other	—	(35)

Ending balance as of September 30, 2004	141,902,537	$341,654

13. Stock Based Compensation

(a) Stock Options — We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “GSR Plan”). Options are granted under the GSR plan from time to time at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and an optionee. Under the GSR Plan we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the market price of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.

In 2003 the Canadian Institute of Chartered Accountants amended CICA Handbook Section 3870, “Stock-based Compensation and other Stock-based Payments” to require expensing of all stock based compensation awards for fiscal years beginning on or after January 1, 2004. In light of this development we adopted the new provision of CICA 3870 at the end of 2003 as if it had been in effect for the entire year. Data presented in this Form 10-Q related to the quarter and the nine months ended September 30, 2003 has been revised to reflect compensation expense that would have been reported had the provisions of CICA 3870 been in place at the beginning of 2003.

No new options were granted during the third quarter of 2004. A total 855,000 options were granted in the second quarter of 2004. Certain of these options vested immediately and others vested 1/4th immediately, and 1/4th on each of the next three anniversary dates. In the three months ended September 30, 2004, we recognized approximately $0.2 million of option related expense of which $0.1 million allocated to BGL employees and was included in mining operations costs, approximately $0.1 million was related to employees in the corporate group and less than $0.1 million was related to employees working on construction of the Wassa project and these costs were capitalized as a construction costs. We recognized $1.2 million of option related expenses for the nine months ended September 30, 2004 of which $0.4 million was allocated to BGL employees and included in mining operation costs, $0.1 million was allocated to Wassa employees and included in capital costs of the Wassa project and $0.7 million was related to the corporate employees.

		Weighted-
		Average Exercise
	Options	Price (Cdn$)
Outstanding as of December 31, 2003	5,241,322	$2.41
Granted	855,000	6.95
Exercised	(723,650)	2.04
Forfeited	(14,668)	3.14

Outstanding as of September 30, 2004	5,358,004	$3.18

The fair value of options granted during the second quarter of 2004 was estimated at the grant dates using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Expected volatility	—	34%	36%	34%
Risk-free interest rate	—	4.0%	3.7% to 4.1%	3.1% - 4.5%
Expected lives	—	5 years	3.5 to 5 yrs	3 to 5 years
Dividend yield	—	0%	0%	0%

The expense of options issued prior to 2003 and vesting during 2004 is not recognized in reported net income. Had compensation costs been recognized for options granted prior to 2003 and vesting in 2004, our net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income/(loss) — as reported	$(4,258)	$6,095	$2,051	$14,072
Unrecognized amortization of fair value of options vesting	1	9	9	68

Net income/(loss) — pro forma	$(4,259)	$6,086	$2,042	$14,004

Basic earnings/(loss) per share — as reported	$(0.030)	$0.053	$0.015	$0.132
— pro forma	$(0.030)	$0.053	$0.015	$0.131
Diluted earnings/(loss) per share — as reported	$(0.030)	$0.049	$0.014	$0.125
— pro forma	$(0.030)	$0.049	$0.014	$0.124

(b) Stock Bonus Plan — In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Compensation Committee grants bonus common shares under the Bonus Plan on terms that it determines, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of up to 900,000 common shares of which 445,820 common shares have been issued as of September 30, 2004.

During the three months ended September 30, 2004 and 2003, there were no common shares issued to employees pursuant to the Bonus Plan. During the nine months ended September 30, 2004 and 2003 a total of nil and 57,200 common shares, respectively, were issued to employees pursuant to the Bonus Plan. We recognized nil compensation expense related to bonuses under the Bonus Plan during each of the three months ended September 30, 2004 and 2003. We recognized compensation expense related to bonuses under the Bonus Plan during the nine months ended September 30, 2004 and 2003 of nil and $0.1 million, respectively.

14. Operations by Geographic Area

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location:

	Three months ended September 30, 2004			Nine months ended September 30, 2004
		Net Income/	Identifiable		Net Income/	Identifiable
	Revenues	(Loss)	Assets	Revenues	(Loss)	Assets
West Africa	$12,363	$25	$164,064	$47,156	$9,918	$164,064
South America	24	(360)	922	75	(1,075)	922
North America - Corporate Office	1,058	(3,923)	83,283	2,565	(6,792)	83,283

Total	$13,445	$(4,258)	$248,269	$49,796	$2,051	$248,269

	Three months ended September 30, 2003			Nine months ended September 30, 2003
		Net Income/	Identifiable		Net Income/	Identifiable
	Revenues	(Loss)	Assets	Revenues	(Loss)	Assets
West Africa	$18,594	$6,882	$111,352	$46,176	$14,955	$111,352
South America	17	83	350	39	(370)	350
North America - Corporate Office	190	(870)	40,306	420	(513)	40,306

Total	$18,801	$6,095	$152,008	$46,635	$14,072	$152,008

15. Income Tax

For the nine months ended September 30, 2004, BGL generated approximately $8.3 million of pre-tax net income. BGL has tax loss carry-forwards not previously recognized in amounts sufficient to fully offset income taxes on the pre-tax net income. Accordingly, no tax provision has been recorded in the period ended September 30, 2004.

16. Earnings per Common Share

The following table provides reconciliation between basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income/(loss)	$(4,258)	$6,095	$2,051	$14,072

Weighted average number of common shares (millions)	141.1	114.6	137.0	106.5
Dilutive securities:
Options	3.1	3.1	3.7	2.3
Warrants	2.0	5.7	3.2	3.8

Weighted average number of diluted shares	146.2	123.4	143.9	112.6
Basic earnings/(loss) per share	$(0.030)	$0.053	$0.015	$0.132
Diluted earnings/(loss) per share	$(0.030)	$0.049	$0.014	$0.125

Earnings per share on a US GAAP basis are found in Note 18 below.

17. Supplemental Cash Flow Information

The following is a summary of non-cash transactions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Acquisition of minority interest in Prestea Underground:
Minority Interest	$—	$—	$2,400	$—
Mining property	—	—	(2,400)	—
Other cash flow information:

Interest paid	$17	$8	$24	$44

There were no cash income taxes paid in the quarter and six months of both 2004 and 2003.

18. Generally Accepted Accounting Principles in Canada and the United States

The following Golden Star consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

(a) Balance Sheets under US GAAP

	As of	As of
	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$75,485	$89,970
Accounts receivable	1,799	790
Inventories	14,986	12,661
Due from sale of property	1,000	1,000
Other current assets	2,516	514

Total current assets	95,786	104,935
Restricted cash	3,341	3,317
Due from sale of property	—	1,000
Acquisition, deferred exploration and development costs (note d1)	—	—
Property, plant and equipment, net	26,057	18,202
Mining properties, net (note d2)	50,505	46,478
Mine construction-in-progress (note 2d)	41,773	25,647
Other assets (note d1)	1,263	758

Total assets	$218,725	$200,337

LIABILITIES
Current liabilities	$16,954	$8,151
Long term debt	536	657
Asset retirement obligations	8,318	7,745

Total liabilities	25,808	16,553

Minority interest (notes d1 and d2)	3,640	3,367

SHAREHOLDERS’ EQUITY
Share capital (note d5)	338,684	323,654
Contributed surplus	1,872	955
Accumulated comprehensive income	1,316	1,316
Deficit	(152,594)	(145,508)

Total shareholders’ equity	189,278	180,417

Total liabilities and shareholders’ equity	$218,725	$200,337

(b) Statements of Operations under US GAAP

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income/(loss) under Cdn GAAP	$(4,258)	$6,095	$2,051	$14,072
Acquisition and deferred exploration expenditures expensed per US GAAP (note d1)	(1,117)	(4,662)	(5,269)	(7,758)
Capitalized mine property acquisition costs expensed for US GAAP (note d2)	(2,220)	(1,159)	(4,621)	(3,608)

Net income/(loss) under US GAAP before minority interest	(7,595)	274	(7,839)	2,706
Minority interest, as adjusted (note d1 and d2)	52	414	752	1,024

Net income/(loss) under US GAAP before cumulative effect of change in accounting method	(7,543)	688	(7,087)	3,730
Cumulative effect of change in accounting method (note d3)	—	—	—	483

Net income/(loss) under US GAAP	(7,543)	688	(7,087)	4,213
Other comprehensive income	—	—	—	—

Comprehensive income/(loss)	$(7,543)	$688	$(7,087)	$4,213

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$(0.055)	$0.006	$(0.052)	$0.035
Cumulative effect of change in accounting method	$—	$—	$—	$0.005
Basic net income/(loss) per share under US GAAP after cumulative effect of change in accounting method	$(0.055)	$0.006	$(0.052)	$0.040
Diluted net income/(loss) per share under US GAAP after cumulative effect of change in accounting method	$(0.055)	$0.006	$(0.052)	$0.037

(c) Statements of Cash Flows under US GAAP

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Cash provided by/(used in):
Operating activities	$(2,174)	$1,554	$2,955	$7,153
Investing activities	(13,731)	(14,891)	(32,876)	(30,132)
Financing activities	5,554	29,454	15,436	60,286

Increase/(decrease) in cash and cash equivalents for the period	(10,350)	16,117	(14,485)	37,307
Cash and cash equivalents beginning of the period	85,835	41,206	89,970	20,016

Cash and cash equivalents end of the period	$75,485	$57,323	$75,485	$57,323

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

(5) Differences in share capital are the result of various historical transactions including conversions of convertible debentures, the impact of options granted below market and gains on sale of subsidiaries shares.

19. Subsequent Events

Bon Espoir Property Acquisition

In early October we acquired a 100% interest in the 466 square kilometer Bon Espoir exploration property in French Guiana from Gold Fields Exploration B.V. for a purchase price of $300,000 paid in common shares of Golden Star. The Bon Espoir property is located north of our Paul Isnard Property in a geological setting interpreted by us as having many similarities to the Ashanti Trend area of Ghana.

Moto Gold Mines Investment

In late October we entered into an agreement to subscribe for 15 million new shares of Moto Goldmines (“Moto”) at an issue price of $0.26 (A$0.35) per share, together with 15 million attaching options (or warrants), for an initial investment of $3.9 (A$5.25) million. The options will be exercisable in three tranches of 5 million options each, with the first tranche exercisable at $0.26 (A$0.35) and expiring six months after issue, the second tranche exercisable at $0.30 (A$0.40) and expiring 12 months after issue and the third tranche exercisable at $ 0.33 (A$0.45) and expiring 18 months after issue.

Upon completion of the purchase (and following other proposed issuances of securities previously announced by Moto), we expect to be Moto’s largest single shareholder with approximately 9.5% of its issued shares or approximately 13.3% if all options and warrants are exercised. The share subscription is subject to (i.) completion of our due diligence, (ii.) approval by Moto’s shareholders at this year’s annual general meeting scheduled to be held on 29 November 2004, and (iii.) approval of the Australian Foreign Investment Review Board, if required. At the annual general meeting, shareholders will also vote on the appointment of Dr. Doug Jones, Golden Star’s Vice President, Exploration, to join the board of directors of Moto Goldmines.

Moto controls the approximate 4,700 square kilometer Moto concessions located in the north east of the Democratic Republic of Congo. The Moto concessions form part of the Kilo-Moto gold belt which has historical production in excess of 11 million ounces with over 2 million ounces mined from ten small mines within the central 35 square kilometers on the Moto concessions. After securing control of the property in 2003, Moto Goldmines began a drilling program in February 2004 to confirm and expand the gold resource around the areas previously mined. The funds from our placement will be used by Moto for the exploration and development of the Moto concessions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 18 to the accompanying consolidated financial statements.

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

RECONCILIATION OF	Three months ended September 30,		Nine months ended September 30,
CASH OPERATING COST PER OUNCE	2004	2003	2004	2003
Mining operations expense (in $ thousands)	$10,236	$9,286	$29,551	$25,630
Less royalties and production tax (in $ thousands)	425	1,411	1,827	3,554

Cash operating expense (in $ thousands)	$9,811	$7,875	$27,724	$22,076

Gold sold (oz)	30,755	50,871	116,763	129,269
Cash operating cost ($/oz)	$319	$155	$237	$171

We have included total cash cost and cash operating cost information to provide investors with information about the cost structure of our mining operations. We use this information for the same purpose and for monitoring the performance of our operations. This information differs from measures of performance determined in accordance with GAAP in Canada and the United States and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Cdn or US GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under Cdn or US GAAP and may not be comparable to similarly titled measures of other companies.

All amounts in this Item 2 are reported on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital invested in a Ghanaian subsidiary has been repaid, the Government of Ghana would receive 10% of any dividends declared by that Ghanaian subsidiary.

Additional documents which discuss our company and its management, history and operations are available at www.sec.gov and for Canadian investors also at www.SEDAR.com.

OVERVIEW OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Financial results

We recorded a net loss of $4.3 million during the three months ended September 30, 2004. This compares to net income of $6.1 million in the same period of 2003. The major factors contributing to the variance from the prior year were $6.2 million less gold revenues from lower gold production and a $3.9 million increase in corporate development expenses related mostly to our tender offer for IAMGold Corporation (“IAMGold”), a Canadian gold mining company, earlier in the year. Higher mining and processing costs, higher depreciation and amortization charges and higher general and administrative costs further contributed to the loss for the quarter. A discussion of the revenue and cost factors contributing to the loss are included in the Results of Operation section below.

Net income for the nine months ended September 30, 2004 totaled $2.1 million or $0.015 per share on revenues of $49.8 million, versus net income of $14.1 million or $0.132 per share on revenues of $46.6 million in the same period of 2003. Increases in operating costs and a $3.9 million increase in corporate development expenses related to the IAMGold tender offer were the major factors responsible for the lower earnings versus the first nine months of 2003. Higher depreciation and amortization, foreign exchange losses, and higher general and administrative costs also contributed to the lower earnings versus the same period of 2003. As with the quarter, a more detailed discussion of the nine month’s results is included in the Results of Operation section below.

IAMGold Tender Offer

In June of this year, we made a tender offer to the shareholders of IAMGold. On August 11, 2004, IAMGold announced that it and another international gold mining had agreed to join IAMGold’s mining assets together with certain of the other entity’s gold mining assets to form a new gold mining company. IAMGold’s management and board recommended acceptance of this plan to its shareholders. After analyzing this development we concluded that it was not in the best interests of our shareholders to continue our offer for IAMGold and our board of directors elected not to extend our tender offer which expired on August 16. No shares of IAMGold were acquired. We incurred approximately $3.9 million of direct, incremental acquisition costs resulting from our tender offer for IAMGold’s common shares. The majority of these costs were for financial advisory, legal, printing and accounting services.

Prestea Underground Restructuring

In late 2003, our partner in the Prestea Underground joint venture filed for bankruptcy in Ghana. This event resulted in our partner relinquishing its rights under the joint venture agreement and the transfer of the partner’s remaining ownership position to our subsidiary, Bogoso Gold Limited, (“BGL”), thereby giving BGL a 90% ownership in the Prestea Underground. The Government of Ghana continues to hold a 10% ownership in Prestea Underground as well as its 10% holding in BGL, resulting in an 81% beneficial ownership by Golden Star.

Guyanor and Guiana Shield Restructuring

Work continued during the third quarter on the previously announced plan for the restructuring of our investment in our subsidiary Guyanor Ressources S.A. (“Guyanor”) and the revitalization of our property interests in the Guiana Shield of South America. In August we entered into a Restructuring Agreement which provided for, amongst other things, the inter-company debt owed by Guyanor to Golden Star to be restructured and Golden Star to acquire a direct interest in certain French Guiana assets.

Pursuant to the Restructuring Agreement, Golden Star has acquired an option to earn an undivided interest in an exclusive exploration permit currently held by Guyanor and eight mineral concessions owned by SOTRAPMAG in French Guiana (together, referred to as the “Paul Isnard Property”). If the option is exercised, Golden Star would enter into a Joint Venture Agreement with respect to the Paul Isnard Property. If Golden Star makes a production decision in respect of the Paul Isnard Property within five years from the date of the Option Agreement, Golden Star may make further payments to Guyanor to acquire the Paul Isnard property. The total payments to exercise the option and acquire the Paul Isnard property are $10 million which will be offset against the debt that Guyanor owes to Golden Star. In addition Golden Star will pay Guyanor a floating rate production royalty over all gold production from the Paul Isnard Property to a maximum of two million ounces (the “Royalty”). The Royalty would vary in accordance with the price of gold.

Guyanor’s Yaou and Dorlin gold properties will be joint-ventured or sold to a new company organized by Guyanor’s former management.

The final step in the restructuring will require Guyanor’s new management to undertake a rights offering or other financing. In the interim, until December 31, 2004, when the restructuring and financing is completed, Golden Star has agreed to provide continued financial support to Guyanor. Golden Star has further agreed to indemnify Guyanor from liabilities relating to the operation of Guyanor’s business prior to the restructuring, including potential environmental and severance liabilities. Once the restructuring and recapitalization of Guyanor is completed, it is expected that Golden Star will (i) have no involvement in Guyanor’s day-to-day operation; and (ii) will no longer fund Guyanor’s operations.

In late September, we entered into an agreement to sell to Guyanor our rights to receive royalty payments from gold production from Cambior’s Rosebel gold mine in Suriname. Under the terms of the sale, Guyanor will make cash payments to us of $12 million in two installments, the first due upon closing and the second due within six months of closing. The agreement also provides for additional payments to Golden Star if Gross Rosebel were to produce gold in excess of its current reserves of 2 million ounces. The additional payments accrue on gold production between 2 million and 7 million ounces and, at current gold prices, would add approximately $8 million to the initial $12 million payment. The closing of this transaction is expected to be before December 31, 2004.

In early October, we announced the closing of a transaction to acquire a 100% interest in the 466 square kilometer Bon Espoir exploration property in French Guiana from Gold Fields Exploration B.V. for a purchase price of $300,000 payable in common shares of Golden Star. The Bon Espoir property is located north of the Paul Isnard Property in a geological setting interpreted by Golden Star as having close similarities to the Ashanti Trend in Ghana.

TRENDS AFFECTING OUR OPERATIONS DURING THE FIRST NINE MONTHS OF 2004

Gold Prices

Gold prices have generally trended upward during most of the last three and a half years, from a low of just under $260 per ounce in early 2001 to approximately $420 per ounce in recent weeks. Much of the price increase has been attributed to a decrease in the value of the US dollar versus other major foreign currencies. Our realized gold price averaged $403 per ounce for shipments during the first nine months of 2004, which is well above the $356 per ounce average price received in the first nine months of 2003.

Mining Costs

As anticipated, we experienced higher operating costs per ounce of gold produced at Bogoso/Prestea for both the quarter and the nine months versus the same periods last year. The operating costs were higher than targeted. Several factors, including a change in ore types and unusually high rainfall in recent months have contributed to the higher cost which are discussed here and below in Results of Operations.

Change in Ore Type

The Bogoso plant completed processing Plant-North oxide ore during the second quarter and is now processing exclusively transition ores from the Plant-North pit and from stockpiles. The Bogoso plant is scheduled to continue processing transition ores until late 2005 when construction of a BIOX® circuit is scheduled for completion, after which the Bogoso plant is expected to begin processing sulfide ore.

In anticipation of the Plant-North transition ore, the Bogoso plant flotation circuit was redesigned, re-built and commissioned in the second quarter and is now being used to assist in obtaining higher recoveries from the more complex transition ores. The total capital cost for the upgraded flotation circuit, which was managed in-house and which will be a component of the future BIOX® project, was approximately $4 million. Based on metallurgical test work completed in 2003 the combination of gravity, flotation and intensive cyanide leaching of transition material would increase gold recoveries from Plant-North transition ores to a range of 60% to 70% compared to recoveries in the range of 42% to 50% for carbon-in-leach alone.

In the third quarter of 2004 we achieved an average recovery of 59% from a ratio of 2 tonnes of Plant-North for each tonne stockpiled transition ore. The stockpiled transition ore was originally mined from the Bogoso concession and is more refractory yielding lower recoveries than the transition ore from the Plant-North pit at Prestea. The Bogoso stockpiled transition ore was processed in the third quarter to supplement ore produced from the Plant-North pit as high strip ratios exacerbated by high rainfall caused a short fall in ore production from the Plan-North pit. The opportunity to process the Bogoso stockpiled transition ore eliminated a potential acid rock drainage problem. While third quarter recovery was below our targeted 60% to 70% range, we expect recoveries in the 60% to 70% range once the mill returns to processing strictly Prestea transition ore.

Deferred Stripping Policy

We initiated a deferred waste stripping policy at the Plant-North pit on the Prestea property in the third quarter of 2004. In the past, most of our pits have been relatively shallow and short-lived because the Bogoso plant could effectively process only near surface ores that had been naturally oxidized by relatively shallow ground water. With recent mill modifications we are now able to process certain deeper ores found at Prestea. As a result we anticipate deeper pits with longer lives than in the past. A continuation of our current policy of expensing waste costs as incurred would result in a material mis-match of stripping costs and associated revenues on the future.

A total of $0.6 million of Plant-North deferred waste stripping cost was capitalized in the third quarter, which would have been included in operating costs under our previous policy. Engineering forecasts indicate that the Plant-North pit should continue to strip waste in excess of the Plant-North average strip rate for most of the next five quarters followed by approximately three quarters of stripping below the average rate. At July 1, 2003 we estimated there were 17.9 million tonnes of waste remaining in the Plant-North pit and 3.9 million tonnes of ore.

Capitalized amounts are determined each quarter by determining the tonnes of waste moved in excess of the life-of-pit average and valuing them at the average mining cost per tonne during the period. Costs are recovered in periods when the actual tonnes of waste moved are less than what would have been moved at the average life-of-pit rate. We have included capitalized waste cost with “Mining properties” on our balance sheet. The cost impact is included in the statement of operations in the line item titled “Mining operations”. In periods when the strip ratio exceeds the pit average, the cost of the excess stripping are excluded from our cash operating costs per ounce calculation. In periods when the strip ratio is less than the pit average, capitalized waste costs are added back to operating costs and included in the cash operating cost per ounce calculation.

Illegal Mining

We have experienced a significant increase in illegal mining activity in recent months on the Prestea property involving an estimated 3,000 or more illegal miners. Most of this activity is in the Beta Boundary area south of Prestea and includes areas where we have established reserves. While it is difficult to quantify the exact impact of this activity on our reserves and non-reserve mineral resources, it now appears, based on a preliminary survey completed in September, that between 40,000 and 50,000 ounces have been removed by the illegal activity. The extent of the illegal mining and its impact on our currently reported non-reserve mineral resources will be further assessed in the fourth quarter. We are proactively working with local, regional and national governmental authorities requesting that they take a more active role in protecting our property rights and that they do so on a more timely basis. The preferred solution is to establish a separate area, away from our mining licenses, where the illegal miners can operate officially under the control of the relevant governmental agencies. Planning to set aside such an area and to provide independent funding to effect this relocation are well advanced. In addition to the ounces that have been and may be stolen from our properties, we are also concerned with the possibility of environmental degradation and safety issues.

Royalty Income

We began receiving royalty payments from the Gross Rosebel mine in Suriname which we sold to Cambior Inc. in 2001. Royalty revenue of approximately $1.8 million was recorded in the first nine months of 2004. The Gross Rosebel mine did not begin operations until early 2004 and thus there were no comparable royalty revenues in the first nine months of 2003.

RESULTS OF OPERATIONS

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

We recorded a net loss of $4.3 million during the three months ended September 30, 2004. This compares to net income of $6.1 million in the same period of 2003. The major factors contributing to the variance from the prior year were $5.4 million less revenues on lower production due to lower mill throughput rates and lower recoveries, and a $3.9 million increase in corporate development expenses related to the IAMGold tender offer earlier in the year. Higher mining and processing costs, higher depreciation and amortization charges and higher general and administrative costs further contributed to the loss for the quarter.

While gold prices were substantially higher in the three months ended September 30, 2004 than in the same period last year ($401 per ounce vs $363 per ounce), revenues were sharply lower due to lower gold production. Third quarter 2004 gold shipments totaled 30,755 ounces, down from 50,871 ounces sold in the same period of 2003. The drop in production was related to expected lower mill throughput and lower recoveries versus the same period in 2003.

Although ore production from the Plant-North pit was expected to be lower in the third quarter due to a scheduled period of waste stripping, this was exacerbated by high rainfall during the third quarter affecting mining operations at the Plant-North pit which in turn limited the availability of Prestea transition ore to the Bogoso plant. To compensate approximately 30% of the ore milled in the quarter was stockpiled Bogoso transition ore. The Bogoso transition ore is more refractory than the Plant-North transition ore resulting in lower overall recoveries being achieved. As a result the combined impact of harder transitional material, the higher then average rain fall and, at times lack of ore to fully feed the mill, Bogoso plant throughput fell to an average of 4,111 tonnes per day of transition ore compared to 5,941 tonnes per day of oxide ore in the third quarter of 2003. Rainfall has since returned to more normal levels for this time of year in Ghana, and we expect improved production from the Plant-North pit for the remainder of the year.

	Three months ended September 30,		Nine months ended September 30,
FINANCIAL RESULTS	2004	2003	2004	2003
Gold sold (oz)	30,755	50,871	116,763	129,269
Average price realized ($/oz)	401	363	403	356
Operating cash flow (in $ thousands)	734	7,391	12,415	18,567
Total revenues (in $ thousands)	13,445	18,801	49,796	46,635
Net income/(loss) (in $ thousands)	(4,258)	6,095	2,051	14,072
Net income/(loss) per share — basic ($)	(0.030)	0.053	0.015	0.132

BOGOSO/PRESTEA OPERATING	Three months ended September 30,		Nine months ended September 30,
RESULTS	2004	2003	2004	2003
Ore mined (t)	284,910	542,337	972,210	1,654,520
Waste mined (t)	1,648,640	1,469,798	5,442,000	5,048,446
Ore milled (t)	374,114	546,577	1,309,839	1,562,695
Grade milled (g/t)	4.30	3.70	3.84	3.44
Recovery (%)	59.1	88.0	68.7	80.0
Cash operating cost ($/oz)	319	155	237	171
Royalties ($/oz)	14	28	16	27
Total cash cost ($/oz)	333	183	253	198

In addition to the lower milling rate, gold recovery dropped to 59% in the quarter, down from 88% in the same quarter last year. The drop in recoveries was related primarily to a change in ore type from oxide ores in the third quarter of 2003 to transition ores in the third quarter of this year, and the need due to the high rainfall, as explained above, to process a significant amount of more refractory Bogoso stockpiled transition ore.

Lower gold production and increased costs of processing the Bogoso transition ores contributed to a significant increase in unit costs. Cash operating costs averaged $319 per ounce for the quarter, compared to $155 per ounce in the same period of 2003. Total cash costs averaged $333 per ounce, up from $183 in the third quarter of 2003.

In addition to the operational difficulties described above, we recorded $3.9 million of costs in the third quarter related to the IAMGold tender offer and other corporate development activities. Depreciation and amortization were higher than in the third quarter of 2003 mostly due to a royalty buy-out late in 2003 and costs of the re-built flotation plant at the Bogoso mill. Increases in general and administrative costs also contributed to the loss for the period. Higher compensation costs from adding new administrative personnel relative to 2003 and increases in investor relation costs were the major factors in the increase.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Net income during the nine months ended September 30, 2004 totaled $2.1 million or $0.015 per share on revenues of $49.8 million, versus net income of $14.1 million or $0.132 per share on revenues of $46.6 million in the same period of 2003. While revenues for the nine months were higher than in the prior year based on improved gold prices, ($403 per ounce in the nine months of 2004 vs $356 per ounce a year earlier) the number of ounces shipped was 10% lower, totaling 116,763 ounces, versus 129,269 ounces in the first nine months of 2003.

Lower gold production for the nine months of 2004 was related to lower mill throughput in the third quarter and to lower gold recovery rates in the second and third quarters. Processing of mainly transition ore in the first nine months of 2004 versus the processing of oxide ore in the same period of 2003 adversely impacted mill throughput and gold recovery rates.

The Bogoso plant processed an average of 4,798 tonnes per day for the nine months ended September 30, 2004, down from 5,724 tonnes per day in the same nine months of 2003. All of the ore processed in the current year has come from the Plant-North ore body and from old Bogoso transition ore stock piles. The average ore grade processed for the nine months was 3.84 grams per tonne, up from 3.44 grams per tonne in the nine months of 2003, but gold recovery dropped from 80% in the same period last year, to 69%. Lower recovery was directly related to the transition ores which typically have lower recoveries than the oxide ores milled in the nine months of 2003.

The lower gold output and higher mine operations costs related to the transition ores processed in the second and third quarter caused a significant increase in unit costs. Cash operating costs averaged $237 per ounce, compared to $171 per ounce in the same nine month period of 2003 and total cash costs averaged $253 per ounce, up from $198 per ounce in the first nine months of 2003.

In addition to the operational difficulties described above, we recorded $3.9 million of costs related to the IAMGold tender offer and other corporate development activities. Depreciation and amortization were higher than in the nine months of 2003 mostly due to a royalty buy-out late in 2003 and costs of the re-built flotation plant at the Bogoso mill. Increases in general and administrative costs contributed to the lower income versus the same period of 2003. Higher compensation costs related to new administrative personnel relative to 2003, increases in investor relations costs, higher insurance costs, Sarbanes-Oxley compliance costs and an overall higher level of corporate activity in response to the growth of the company contributed to the increase in general and administrative costs.

BOGOSO/PRESTEA EXPANSION PROJECTS

Bondaye Plant

Board approval to proceed with the Bondaye plant project was received earlier this year and the Environmental Impact Statement, or EIS, was completed and submitted to the Ghana Environmental Protection Agency in the second quarter. Although the initial permits were expected in the third quarter, the permits have not yet been received and we now expect to receive the environmental permits in the fourth quarter. Construction of the Bondaye plant is scheduled to commence immediately following receipt of permits and we expect construction to take 9 to 12 months.

The estimated capital costs for the construction and commissioning of the Bondaye CIL plant are approximately $17 million. The Bondaye plant with a nominal capacity of 1.5 million tonnes per annum will process ore mined from our Beta Boundary pits and the deeper ore from the Plant-North pit where we have proven and probable reserves of 9.9 million tonnes at an average grade of 3.1 g/t. Based on these known reserves, we expect to upgrade the Bondaye plant to incorporate a bio-oxidation or BIOX® circuit in 2008.

Gold production from the Bondaye plant is expected to average 120,000 ounces per annum, varying between 100,000 to 140,000 ounces per annum, at an average cash operating cost of $200 per ounce. Recoveries are expected to average 82% and to vary between 70% and 94%.

Bogoso Plant Upgrade

Planning and engineering continues for the proposed Bogoso plant BIOX® conversion project. The plant will process refractory sulfide and other ores from the Bogoso/Prestea property. We have issued a letter of intent to GRD Minproc Limited for the detailed design of the BIOX® circuit and to carry out the construction under a project management contract. Completion of detailed engineering and permitting are expected in early 2005. Separately, work on an Environmental Impact Assessment is underway.

The BIOX® process has been successfully used in processing gold ores for 18 years. The Fairview Mine in South Africa was the first to be commissioned in 1986. Today there are six gold bio-oxidation projects using BIOX® technology worldwide and two more using other stirred tank bio-oxidation technology. All are in operation or have been successfully operated. Two new BIOX® plants are currently under construction. One of the larger bio-oxidation plants, which was built by GRD Minproc in the mid-1990s, is at AngloGold Ashanti’s Obuasi mine, which is also located on the Ashanti gold trend, 130 kilometers northeast of Bogoso/Prestea. We believe that the sulfide mineralization at Obuasi is similar to the Bogoso/Prestea material. Our metallurgical assessment of the suitability of the bio-oxidation process for Bogoso/Prestea ores has been a four-year project. The work has involved metallurgical assessments on some 30 samples representative of the current sulfide reserves, including a flotation, BIOX® and neutralization pilot plant program on a nine-tonne bulk sample compiled by the blending of approximately 90 diamond drill hole cores. We estimate the capital cost for the BIOX® upgrade at the Bogoso mill to be about $25 million.

Upon completion of the BIOX® upgrade, the Bogoso mill is expected to have a nominal capacity of 1.5 million tonnes per annum to process sulfide and refractory ores from our Bogoso and northern Prestea pits, where we currently have proven and probable reserves of approximately 12.5 million tonnes at an average grade of 3.4 grams per tonne. Gold production from the Bogoso mill, following the mining fleet upgrade and installation of the Bogoso BIOX® circuit, is expected to average 140,000 ounces per annum and to vary between 120,000 to 160,000 ounces per annum at an average cash operating cost of $225 per ounce. Estimated gold recoveries from the BIOX® process are expected to average 86% and vary between 78% and 88%.

We now expect to receive environmental permitting for the BIOX® upgrade in early 2005 and for the construction to take approximately 12 months.

WASSA GOLD MINE

Wassa, located 35 kilometers east of Bogoso/Prestea, is fully permitted and commissioning and testing of the processing plant is in progress. The Wassa plant is currently operating on only one of the two grinding circuits due to a design limitation in the pipeline that feeds the grinding circuit. This pipeline, which carries slurried material from the heap leach pads left by the former owners, has been subject to blockages and is operating at about 40% of design capacity. Work to install an alternative feed system is currently being implemented and both grinding mills are expected to be operating at full capacity in November.

Completion of construction, operational start-up, and commissioning, are significantly behind the schedule laid out in the fixed price construction contract and we are currently considering our remedies against the contractor as a result.

Testing of the individual components of the Wassa plant, other than the mill feed system, indicates that the components meet design throughput rates and therefore the Wassa plant is expected to operate at the design capacity of 10,000 tonnes per day once the mill feed problem is rectified. Initial processing options to the end of October have resulted in average mill feed grades and gold recovery rates that fall within design ranges. Gold recovery rates are expected to improve incrementally once the processing plant is operating at steady state.

Wassa’s initial gold pour was made in late August and two more test pours were made in September and October. The Wassa plant is expected to achieve full capacity before the end of the fourth quarter. Connection to the national power grid, which is expected to reduce mill operating costs, is now expected in 2005. In the interim, Wassa will use its on-site generating plant for power, which can generate sufficient electric power to fully operate the processing plant and all other mine site facilities. The generating plant will subsequently be used as a standby power facility.

Open pit mining at Wassa is expected to begin on a limited scale in the fourth quarter to supplement the heap leach reclaimed material with higher grade mined ore. When in full open-pit production, expected in 2006, processing only open pit ore, we expect Wassa to produce at an average annualized rate of 140,000 ounces per annum at an average cash operating cost of $200 per ounce. Gold recoveries at Wassa are expected to average 92% and vary from 83% to 95% for open pit ore and from 80% to 90% for the heap leach material.

Following an approximately 12,000-meter reverse circulation, or RC, and diamond drilling program during the first six months of 2004, the reserves at Wassa have been increased by 25% to 19.7 million tonnes at an average grade of 1.32 grams of gold per tonne.

MINING FLEET

The mining fleet capital expenditure at Bogoso/Prestea and Wassa during 2004 and 2005 is expected to total approximately $43 million (of which we have spent approximately $4.5 million to date) as follows:

	2004	2005	Total
	($million)	($million)	($million)
Bogoso	6	7	13
Prestea (to feed Bondaye Plant)	—	13	13
Wassa	—	17	17

Total	6	37	43

The first twelve 90-tonne trucks and one excavator have been delivered to Bogoso/Prestea and have been placed into operation. A second excavator is being commissioned. To finance a portion of this investment, we have arranged a $25 million finance facility from the major vendor, Caterpillar, to be secured against the fleet. The finance facility has a term of five years and an interest rate of 2.28% over the US Federal Reserve five year swap rate.

EXPLORATION

We allocated approximately $21 million in 2004 to an aggressive exploration program, and have spent approximately 15.3 million in the first nine months. Most of the exploration focuses on our highly prospective land positions in Ghana, where a total of $7.5 million has been spent year-to-date for our expanded Bogoso/Prestea property. During the nine months we have spent $4.2 million at Wassa and $3.6 million at our exploration projects in West Africa and South America.

Prestea South, Ghana (90% Golden Star)

Drilling continued on the southern portion of the Prestea property during the third quarter including work at Tuappim, Bondaye and Beta Boundary. The Tuappim and Bondaye drilling tested the down dip and along strike extensions of these developing zones. Delineation drilling totaled, 1,300 meters of RAB and 6,828 meters of RC with diamond tails. Definition drilling on approximate 25 meter spacing is planned for the Bondaye and Tuappim targets during 2005. Recent work on these properties has confirmed that mineralization continues down dip and along strike. Work in the third and fourth quarters will be used to up-grade the resources in this area.

Infill drilling was initiated over the Beta Boundary resource focusing on the proposed southern pit area. Drill spacing was reduced to approximately 25 meters. Data generated by this program will be useful for detailed mine scheduling and planning when mining begins. We also tested mineralized zones below the limits of the current open pits at Beta Boundary to determine the continuity of mineralization between the old underground mining areas and the currently proposed open pit. This deeper drilling indicates that the zones of mineralization below the proposed pits are narrowing or have been partially exploited by historical under ground mining.

Infill drill testing of the Beta Boundary southern pit area will continue into the fourth quarter. Drilling at the northern Beta Boundary pit may be hindered by the illegal miners operating in the area. The extent of the illegal mining and its impact on the overall resources will be further assessed in the fourth quarter and the resources will be adjusted accordingly. Drilling at Beta Boundary totaled 2,256 meters during the third quarter.

Prestea Underground, Ghana (81% Golden Star)

Underground exploration drilling has been hampered by an influx of water from the surface as a result of a higher than average rainfall during the third quarter. Despite this, we were able to continue testing the down-dip extensions of the West Reef between levels 17 and 24, with drilling confirming that the structure continues below the last drilled intersections with grades ranging from 1 to 12 grams gold per tonne over approximately one meter widths. Further drilling this year will test the continuity of grade along this structure.

Separately drilling of the Main Reef between levels 17 and 24 has identified narrow zones of mineralization down-dip of the mined-out Main Reef. Historical mining has not exploited the Main Reef between levels 17 and 24 in this area and the recent drill results indicate the potential for additional resources. Further drilling will be budgeted for 2005.

In addition to testing the Main and West Reef targets between levels 17 and 24, we utilized a smaller air drill rig to continue testing the earlier defined hanging wall mineralization north of Central Shaft, down dip of the Plant North open pit. This drilling was conducted from access on levels 12 and 17. Results from level 17 indicate down dip extensions of the previously intersected mineralization tested on levels 8 and 12 does not continue at depth. Total drilling from all the underground rigs this quarter was 1,450 meters.

Cross-cut development preparatory to drilling on level 30 has been temporarily suspended due to an influx of water. Work is expected to resume in the fourth quarter once pumping draws water levels to normal.

The surface rig testing the down plunge extension of the high grade mineralization exploited at the Bondaye Main shoot continued this quarter. The depth of the hole at the end of the third quarter was just over 1,000 meters. The estimated depth to intersect the projected target is between 1,500 and 1,600 meters, approximately 200 to 250 meters below the lowest underground mining in this area. At the current rate of drilling progress it is estimated we will reach the first target in the last quarter of 2004. Drilling is planned to continue in 2005 with several daughter holes being wedged off the initial hole to test the structure along strike.

Bogoso, Ghana (90% Golden Star)

Two drill rigs have been testing below the old oxide mined open pits on the Bogoso mineralized structure, along a six kilometer portion from the northern boundary of the Prestea concession to the southern boundary of the planned sulfide open pits at Chujah. Several small oxide pits have been previously mined in this area but only minimal exploration for sulfide mineralization had previously been carried out.

This new drilling will be used to update the 2004 year-end resource and reserve statements. Drilling this quarter totaled 12,456 meters of RC drilling with some diamond drill tails and 800 meters of RAB drilling. Further drilling, testing the Bogoso trend from the northern end of the Dumase sulfide pit to the old Marlu pit, will continue into the fourth quarter of 2004. This will cover approximately three kilometers of additional strike length which has not be explored extensively for fresh sulfide gold mineralization. Drilling North of Marlu to the northern extent of the Bogoso mining lease has been planned for 2005.

Wassa, Ghana (90% Golden Star)

Exploration activities at Wassa this quarter concentrated on further delineation of the gold in soil geochemical anomaly in the southern portion of the mining lease, located in the forest reserve. Deep augering to four meter depths tested the soil anomaly. Results have narrowed down the area of interest and follow-up RAB drilling programs are expected to commence in the fourth quarter once permits to drill in the forest reserve have been received. RAB drilling with follow-up RC drilling will continue into 2005.

Mininko, Mali (may earn up to 82.5% interest)

Following the completion of two phases of drilling which identified broad zones of low grade gold mineralization along an 800m strike length, field work has been suspended for the wet season. In the interim, resource modeling is under way. All data obtained to date, plus regional geochemical and recently acquired geophysical datasets, will be compiled and assessed to determine whether further work is justified at Nampala and whether other targets exist in the district.

Mano River Joint Venture, Sierra Leone (may earn up to 85%)

The diamond core drilling program commenced in mid-March at the Yirisen prospect on the North Pampana license has been completed, with 26 holes completed. Assay results are still incomplete and a full analysis of the data awaits receipt of assays from the final two holes. Yirisen is located in Archean rocks of the Sula Mountains Greenstone Belt and is a joint venture with Mano River Resources who are the project operators.

LOOKING AHEAD

Our main objectives for the reminder of 2004 are:

•	Continued orderly and efficient mining of Prestea Plant-North ores allowing an adequate flow of transition ores to the Bogoso plant;

•	Commence commercial production at Wassa;

•	Completion of environmental permitting and commencement of construction of the Bondaye processing plant near Prestea in readiness for first gold production in 2005;

•	Completion of planning, engineering and design work for the Bogoso BIOX® conversion in readiness for a board decision by late 2004 and construction in 2005;

•	Continued evaluation of the Prestea Underground potential;

•	A continued high level of exploration efforts; and

•	Continuation of efforts to identify and pursue acquisition and growth opportunities in Ghana and elsewhere.

LIQUIDITY AND CAPITAL RESOURCES

We continued to maintain adequate cash balances during the first three quarters of 2004. Our cash and cash equivalent balance stood at $75.5 million at September 30, 2004, down from approximately $90 million at the end of 2003. Cash flow from operations before working capital changes totaled $9.7 million during the first nine months of 2004, versus $20.6 million in the same period of 2003. Lower gold sales on lower gold output was the major factor contributing to the lower operating cash flow for the nine months.

Investing activities consumed $43.3 million of cash in the first nine months of 2004, and we received the second of three $1.0 million deferred payments from sale of the Gross Rosebel property. Investing expenditures by site were as follows:

Nine months
ended September 30,
CAPITAL SPENDING BY PROJECT	2004
Bogoso/Prestea development	$15,004
Wassa development	15,073
Prestea Underground exploration	4,846
Other deferred exploration and development	4,750
Other projects	3,663

Total	$43,336

Stock option exercises provided $1.1 million of cash during the first nine months of 2004 and warrant exercises added an additional $14.0 million. At September 30, 2004, working capital was $78.8 million, versus $96.8 million at the end of 2003.

In June 2004, an equipment financing credit facility was established between Caterpillar Financial Services Corporation and certain subsidiaries, with Golden Star the guarantor of all amounts borrowed. The facility provides up to a maximum of $25 million of credit for a mixture of new and used mining equipment. It expires on April 30, 2005, bears interest at a rate equal to the Five Year US$ Swap Rate plus 2.28% for new equipment, is repayable over five years for new equipment and requires monthly payments. The facility can also be applied to used equipment for which the interest rate is negotiable and must be repaid monthly over two years. As of September 30, 2004 the amount drawn on this facility was nil. We anticipate drawing approximately $5 million of this facility in late 2004 and in the first quarter of 2005, and the balance of the facility during the remainder of 2005.

Outlook

We expect that Bogoso/Prestea will continue to generate positive operating cash flows during the remainder of 2004, with all excess cash being used at Bogoso/Prestea for the various capital projects scheduled during 2004. While we currently believe we have adequate cash balances on hand to meet our exploration and operational needs, we expect that property acquisitions, development spending and the capital investment needs at Wassa and Bogoso/Prestea and funding of our exploration activities will reduce cash balances to approximately $50 to $60 million by the end of 2004.

If additional attractive acquisitions become available during the remainder of the year, it is possible that additional funds could be needed to facilitate our continued growth. Approximately $60 million would be required during the remainder of 2004 and 2005 to proceed with the Bogoso BIOX® conversion in addition to the fleet additions and completion of the Bondaye plant as expected. Potential sources of funds for the expansion include cash on hand, cash generated by operations, the $25 million CAT loan, other external debt and equity financing, although there can be no assurance we would be able to obtain the funds required on acceptable terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates and commodity price fluctuations.

Commodity Price Risk

We are engaged in gold mining and related activities, including exploration, development, mining, processing and reclamation. Gold bullion is our primary product and, as a result, changes in the price of gold could significantly affect results of operations and cash flows. According to current estimates for 2005, a $10 change in the price of gold could result in a $2 million to $3 million change in our pre-tax results of operations and cash flows during the year. We may in the future consider more actively managing our exposure through price protection programs.

Foreign Currency Exchange Rate Risk

The price of gold is denominated in United States dollars and the majority of our revenues and expenses are denominated in United States dollars although, from time to time we maintain a portion of our short-term investments in Canadian dollars. A five percent change in the US$/Cdn$ exchange rate would impact the value of our current Cdn$ denominated investments by approximately $0.1 million. In addition a portion of our capital and operating asset purchases are denominated in currencies other than the US dollar and we have on occasion experienced increases in the cost of certain items due to unanticipated foreign currency exchange rate fluctuations. We currently do not utilize market risk sensitive instruments to manage our exposure. We may in the future consider more actively managing our exposure to foreign currency exchange rates.

Interest Rate Risk

We invest excess cash in short-term debt instruments of the United States Government and its agencies on a floating interest rate basis. We may also invest in short term debt instruments of the Government of Canada. Over time the rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. A 0.1 percent change in interest rates would change our annual interest income by approximately $0.1 million based on cash balances the end of September 2004. We may in the future consider more actively managing our exposure to interest rate risk.

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

As noted below, we are conducting an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer as well as our Audit Committee, of our internal controls and procedures. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the most recent evaluation.

We are currently in the process of reviewing, documenting and testing our internal controls in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and provisions of the Public Company Accounting Oversight Board’s requirements as promulgated in its Audit Standard No. 2. To meet this goal we have added to our staff and have employed several consultants in the US and in Ghana to assist us with the required work. We anticipate a total cost, including additional audit expense in the US and Ghana, of up to $0.5 million.

We recognize that our compliance plan contains several time-critical milestones and that our efforts during November and December 2004 will be critical to our success. If we do not achieve timely completion of certain milestones, our auditors may not have sufficient time to test our controls and procedures before we file our 2004 Form 10-K. If our internal controls over financial reporting are not adequate or in conformity with the requirements of Section 404, we may be required to disclose deficiencies and take other actions which could result in the use of significant financial and managerial resources, as well as be subject to penalties and other enforcement actions, any of which may have a material adverse effect on our business, financial condition, results of operations and/or market price of our stock. While we plan to complete the work and to meet all of the Section 404 requirements by the end of 2004, we may not be successful in this effort.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2004.

1.	A report on Form 8-K was filed with the Securities and Exchange Commission on July 7, 2004 filing the Dealer Manager Agreement related to IAMGold transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD.
Registrant

By:	/s/ Peter J. Bradford
Peter J. Bradford
President and Chief Executive Officer
Date: November 3, 2004

By:	/s/ Allan J. Marter
Allan J. Marter
Senior Vice President and Chief Financial Officer
Date: November 3, 2004

EXHIBITS INDEX

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