Form 10-K/A
period 2003-12-31
GOLDEN STAR RESOURCES LTD
filed 2005-02-04
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

CONVERSION FACTORS AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per tonne	= 0.0292 ounce per short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 tonne	1 square kilometer	= 100 hectares
1 tonne	= 1,000 kg or 2,204.6 pounds	1 kilogram	= 2.2 pounds or 32.151 troy ounces

The following abbreviations of measurements could be used herein:

Au	= gold	m2	= square meter
g	= gram	m3	= cubic meter
g/t	= grams of gold per tonne	mg	= milligram
ha km	= hectare = kilometer	mg/m3 t	= milligrams per cubic meter = tonne
km2	= square kilometers	oz	= troy ounce
kg	= kilogram	ppb	= parts per billion
m	= meter	Ma	= million years

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

mineral reserve	The term “mineral reserve” refers to the economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that might occur when the material is mined.

proven mineral reserve	The term “proven mineral reserve” refers to the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

probable mineral reserve	The term “probable mineral reserve” refers to the economically mineable part of an indicated, and in some circumstances a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

mineral resource – also referred to as non-reserves	The term “mineral resource” refers to a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

measured mineral resource	The term “measured mineral resource” refers to that part of a mineral resource for which quantity, grade or quality, densities, shape, physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

indicated mineral resource	The term “indicated mineral resource” refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics, can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

inferred mineral resource	The term “inferred mineral resource” refers to that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

qualified person	The term “qualified person” refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development, production activities and project assessment, or any combination thereof, including experience relevant to the subject matter of the project or report and is a member in good standing of a self-regulating organization.

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

OUR ASSETS

Bogoso/Prestea – As mentioned above, we own and operate the Bogoso/Prestea gold mine in Ghana, West Africa. Ore is currently mined from an open-pit surface operation at Prestea and trucked approximately 15 kilometers from the Prestea mine site to the nominal 6,000 tonne-per-day Bogoso processing plant where the ore is processed. The Bogoso processing plant utilizes CIL technology along with gravity and flotation processes to separate gold from the ore. CIL technology is well known and is widely used for treating gold ores. In addition to the mine and processing plant facility, our assets include a fleet of mining equipment, numerous ancillary facilities including warehouses, maintenance shops, roadways and administrative offices. We also own several housing complexes at Bogoso which include a medical center, cafeteria, store, recreation facility and golf course.

Under normal operating conditions and current processing capacity, Bogoso/Prestea would produce approximately 130,000 to 140,000 ounces per year; however in 2003 we sold 174,315 ounces due primarily to higher than average ore grades and improved recoveries. Historical and forecast production from Bogoso/Prestea are shown on the Gold Production and Cash Costs table below.

Wassa – Once Wassa’s development and construction are completed in 2004, it will be very similar to Bogoso/Prestea including an open-pit surface mine, a CIL processing plant, mining equipment and a town site with associated facilities.

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

Other Assets – We hold or have an interest in numerous exploration properties in Ghana, Sierra Leone, Mali, and South America. Most of the exploration properties in Ghana are within trucking distance of Bogoso/Prestea or Wassa. The Mampon property, located approximately 35 kilometers north of the Bogoso processing plant, has mineral reserves of approximately 0.2 million ounces which are expected to be trucked to the Bogoso processing plant after 2005. We have a staff of geologists in Ghana that are actively investigating the mineral resource potential of the various exploration properties, and we anticipate that such exploration effort will increase in 2004.

GOLD PRODUCTION AND CASH COSTS

The following table represents historical gold production and projected production for 2004.

				2004
PRODUCTION AND CASH COST PER OUNCE	2001	2002	2003	Projected
BOGOSO/PRESTEA (1)
Ounces (thousands)	87.9	124.4	174.3	135-155
Cash Operating Cost ($/oz)	263	193	166	200-220
Total Cash Cost ($/oz)	271	215	184	210-230
WASSA (2)
Ounces (thousands)	—	—	—	50-55
Cash Operating Cost ($/oz)	—	—	—	200-240
Total Cash Cost ($/oz)	—	—	—	210-250
Total Ounces (3) (thousands)	87.9	124.4	174.3	185-210
Consolidated Cash Operating Cost ($/oz)	263	193	166	200-225
Consolidated Total Cash Cost ($/oz)	271	215	184	210-235

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

The following table summarizes total and our share of estimated proven and probable mineral reserves as of December 31, 2003 and December 31, 2002:

PROVEN AND PROBABLE MINERAL RESERVES
	As of December 31, 2003			As of December 31, 2002
Property		Gold	Contained (2)		Gold	Contained (2)
Mineral Reserve	Tonnes(1)	Grade	Ounces	Tonnes (1)	Grade	Ounces
Category	(thousands)	(g/t)	(thousands)	(thousands)	(g/t)	(thousands)
Bogoso/Prestea (3)
Proven	8,254	3.31	878	14,170	3.26	1,485
Probable	19,048	3.29	2,011	8,902	2.54	726
Sub-total	27,302	3.29	2,890	23,072	2.98	2,211
Attributable Share	24,572	3.29	2,601	20,765	2.98	1,990
Wassa (4)
Probable	16,207	1.28	665	—	—	—
Attributable Share	14,586	1.28	599	—	—	—
Total	43,509	2.54	3,555	23,072	2.98	2,211
Attributable Share	39,158	2.54	3,200	20,765	2.98	1,990

Notes to Proven and Probable Mineral Reserves Table

(1) Tonnes of mineral reserves are net of a 5% dilution allowance for mining, to account for losses resulting from planned mining methods, and a 98% ore recovery factor.

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

Reconciliation of Proven and Probable Mineral Reserves
(In thousands of ounces of total contained gold)

PROPERTY	December 31, 2002	2003 Depletion (1)	Increase (2)	December 31, 2003
Bogoso/Prestea	2,211	(221)	900	2,890
Wassa	—	—	665	665
Total	2,211	(221)	1,565	3,555

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

NON-RESERVES - MEASURED AND INDICATED MINERAL RESOURCES

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

The following table summarizes the total and our share of estimated non-reserves – measured and indicated mineral resources as of December 31, 2003 and December 31, 2002:

NON-RESERVES – MEASURED AND INDICATED MINERAL RESOURCES (1)
	As of December 31, 2003		As of December 31, 2002
Property
Mineral Resource	Tonnes	Gold Grade	Tonnes	Gold Grade
Category	(thousands)	(g/t)	(thousands)	(g/t)
Bogoso/Prestea (2)
Measured	11,253	2.45	5,861	3.64
Indicated	16,024	2.53	14,101	2.69
Sub-total	27,277	2.50	19,962	2.97
Wassa (3)
Indicated	9,363	0.96	17,770	1.29
Dorlin (4)			Yaou & Dorlin (4)
Indicated	3,607	1.56	13,800	2.10
Attributable Share
Measured	10,128	2.45	5,275	3.64
Indicated	25,968	1.90	45,131	2.05
Total	36,096	2.06	50,406	2.22

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

NON-RESERVES - INFERRED MINERAL RESOURCES

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

The following table summarizes the total and our share of estimated non-reserves – inferred mineral resources as of December 31, 2003 and December 31, 2002:

NON-RESERVES – INFERRED MINERAL RESOURCES (1)
	As of December 31, 2003		As of December 31, 2002
Property
Mineral Resource	Tonnes	Gold Grade	Tonnes	Gold Grade
Category	(thousands)	(g/t)	(thousands)	(g/t)
Bogoso/Prestea (2)
Inferred	29,690	2.43	23,960	2.91
Wassa (3)
Inferred	30,768	1.27	28,843	1.15
Prestea Underground (4)
Inferred	1,606	8.58	—	—
Yaou (5)
Inferred	12,074	2.63	—	—
Dorlin (6)
Inferred	3,375	1.43	—	—

NON-RESERVES – INFERRED MINERAL RESOURCES (1)
	As of December 31, 2003		As of December 31, 2002
Property
Mineral Resource	Tonnes	Gold Grade	Tonnes	Gold Grade
Category	(thousands)	(g/t)	(thousands)	(g/t)
Paul Isnard (7)
Inferred	8,215	1.78	—	—
Attributable Share
Inferred	75,218	2.06	47,523	1.95

Notes to Non-Reserves – Inferred Mineral Resources Table

(1) See Glossary of Terms for definitions of non-reserves - mineral resources and inferred mineral resources.

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

The price of our common shares, our financial results and our exploration, development and mining activities have previously been, and would in the future be, significantly adversely affected by a substantial or extended decline in the price of gold. The price of gold is volatile and is affected by numerous factors beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold-producing countries throughout the world. Any drop in the price of gold adversely impacts our revenues, profits and cash flows. In particular, a sustained low gold price could:

•	cause suspension of our mining operations at Bogoso-Prestea or, in the future, at Wassa, if such operations become uneconomic at the then-prevailing gold price, thus further reducing revenues;

•	cause us to be unable to fulfill our obligations under our agreements with our partners or under our permits and licenses which could cause us to lose our interests in, or be forced to sell, some of our properties;

•	halt or delay the development of new projects; and

•	reduce funds available for exploration, with the result that depleted reserves are not replaced.

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

We have total debts and liabilities as of December 31, 2003 of $16.6 million, including $0.8 million payable to financial institutions, $8.0 million of current trade payables and accrued current liabilities and $7.7 million in environmental rehabilitation liabilities. For additional information on our environmental rehabilitation liabilities, see Note 13 to our Consolidated Financial Statements. We expect that our indebtedness and other liabilities will increase as a result of our corporate development activities. These liabilities could have important consequences, including the following:

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

We currently have only one source of operational cash flows, which will likely be insufficient to fund our continuing exploration and development activities.

While we have recently received significant infusions of cash from sales of equity, our only internal source of funds is operational cash flows from Bogoso/Prestea. We expect to commence production at Wassa in early 2004, although our Wassa production goals may not be achieved. The anticipated continuing exploration and development of our properties will require significant expenditures over the next several years. We expect that these expenditures will exceed free cash flows generated by Bogoso/Prestea during that period, and therefore we expect to use our excess cash and in the future to require additional outside capital. Lower gold prices during the five years prior to 2002 adversely affected our ability to obtain financing, and recurring lower gold prices could have similar effects in the future. In the future, we may not be able to obtain adequate financing on acceptable terms. If we are unable to obtain additional financing, we might need to delay or indefinitely postpone further exploration and development of our properties, and as a result, we could lose our interest in, or could be forced to sell, some of our properties.

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

We are actively pursuing the acquisition of producing, development and advanced stage exploration properties and companies, and have recently completed the acquisition and joint venture of exploration and development properties in Ghana, Sierra Leone and Mali. The search for attractive acquisition opportunities and the completion of suitable transactions is time consuming, expensive and diverts management attention from our existing business and such activities may be unsuccessful. As our operations to date have focused on a single property in Ghana, any acquisition that we may choose to complete may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial and geological risks. Our success in our acquisition activities depends on our ability to complete acquisitions on acceptable terms and integrate the acquired operations successfully with those of our company. Any acquisition would be accompanied by risks. For example, there may be a significant change in commodity prices after we have committed to complete a transaction and established the purchase price or exchange ratio, a material orebody may prove to be below expectations or the acquired business or assets may have unknown liabilities which may be significant. We may lose the services of our key employees or the key employees of any business we acquire or have difficulty integrating our operations and personnel. The integration of an acquired business or assets may disrupt our ongoing business and our relationships with employees, suppliers and contractors. Any one or more of these factors or other risks could cause us not to realize the anticipated benefits of an acquisition of properties or companies, and could have a material adverse effect on our current business and financial condition and on our ability to grow.

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

Based upon the completion of our Bogoso sulfide project feasibility study in 2001 and its subsequent review by Dave Alexander, a qualified person under Canada’s National Instrument 43-101, the refractory material at Bogoso/Prestea has been included in our proven and probable mineral reserves. While the sulfide project feasibility study indicated that refractory mineral reserves can be profitably mined and processed at gold prices at or above $275 per ounce, the capital cost to upgrade the Bogoso processing plant with a bio-oxidation or BIOX circuit to process refractory ore, together with related mining equipment, and facilities, is significant. The capital cost of the sulfide project together with our other Bogoso/Prestea expansion plans including capitalized exploration, mine development, and expanding the mining fleet is expected to be approximately $70 million expected to be spent in 2004 and 2005. We may not have access to capital, whether from internal or external sources, in the required amounts or on acceptable terms. While the processing technology envisioned in the feasibility study has been successfully utilized at other mines, and in spite of our testing, engineering and analysis, the technology may not perform successfully at commercial production levels on the Bogoso/Prestea refractory sulfide ores, in which case our production estimates may not be achieved.

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

A significant portion of our recently acquired Dunkwa property and portions of our Wassa development property as well as some of our exploration properties in Ghana are located within forest reserve areas. Although Dunkwa and Wassa have been identified by the Government of Ghana as eligible for mining permits subject to normal procedures and a site inspection, permits for projects in forest reserve areas may not be issued in a timely fashion, or at all, and such permits may contain special requirements with which it is burdensome or expensive to comply.

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

The management of mine development projects and start up of new operations are complex, and we do not have a history of simultaneously managing an ongoing operation and two significant development projects. Completion of development and the commencement of production may be subject to delays. Any of the following events, among others, could affect the profitability or economic feasibility of a project:

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

We need to continually obtain additional mineral reserves for gold production and a failure to do so could adversely affect our business and financial position in the future.

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

We are subject to changes in the regulatory environment where we operate, which may increase our costs of compliance.

Our mining operations and exploration activities are subject to extensive regulation governing various matters, including:

• licensing	• development and permitting

• production	• exports

• taxes	• imports

• water disposal	• labor standards

• toxic substances	• occupational health and safety

• mine safety	• environmental protections

Compliance with these regulations increases the costs of the following:

• planning	• developing

• designing	• constructing

• drilling	• closure and reclamation

• operating

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

Artisanal miners illegally work on our properties from time to time, despite the fact that we have hired security personnel to protect our properties. The presence of illegal miners could impact our reserves and non-reserve resources and could lead to project delays and disputes and delays regarding the development or operation of commercial gold deposits. The work performed by the illegal miners could cause environmental damage or other damage to our properties, or personal injury or death for which we could potentially be held responsible. Extensive illegal mining could result in surface depletion of mineral deposits, potentially making the future mining of such deposits uneconomic.

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

We are a Canadian corporation. Substantially all of our assets are located outside of Canada and the US, and our head office is located in the US. Additionally, a number of our directors and the experts named in this Form 10-K are residents of Canada. Although we have appointed Koffman Kalef, Suite 1900, 885 West Georgia Street, Vancouver, British Columbia and Field LLP, 1900, 350 — 7th Avenue S.W., Calgary, Alberta as our agents for service of process in the Provinces of British Columbia and Alberta respectively, it might not be possible for investors to collect judgments obtained in Canadian courts predicated on the civil liability provisions of securities legislation. It could also be difficult for you to effect service of process in connection with any action brought in the US upon such directors and experts. Execution by US courts of any judgment obtained against us or any of the directors, executive officers or experts named in this Form 10-K in US courts would be limited to the assets of Golden Star Resources Ltd. or the assets of such persons or corporations, as the case might be, in the US. The enforceability in Canada of US judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the US is doubtful.

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

ITEM 2. DESCRIPTION OF PROPERTIES

MAP OF AFRICAN OPERATIONS AND PROPERTIES

The map below shows the locations of Bogoso, Prestea, Wassa and the Prestea Underground in Ghana, and various exploration properties. These properties are described in further detail below.

PROPERTY STATUS TABLE

The chart below summarizes information regarding certain of our properties, which are described in further detail afterwards:

		Expiration		2003
Property	Type of Interest	Date	Property size	Status	Comments
Bogoso (Ghana)	Government granted mining leases held by a 90% owned subsidiary	8/21/17 8/16/18	95 km2	Active	Mining stage
Prestea (Ghana)	Government granted mining lease held by a 90% owned subsidiary	7/6/31	129 km2	Active	Mining stage
Wassa (Ghana)	Government granted mining lease held by a 90% owned subsidiary	9/16/22	102 km2 another 172 km2 applied for	Active	Development stage
Prestea Underground (Ghana)	Government granted mining lease, 59% (1) beneficial interest	7/6/31	129 km2 Lies directly below Prestea surface	Active	Exploration Stage

		Expiration		2003
Property	Type of Interest	Date	Property size	Status	Comments
Dunkwa Properties	Various	Various	125 km2	Active	Exploration
(Ghana)					stage
Akropong Trend (Ghana)	Option agreements	Various	697 km2	Active	Exploration stage
Obuom (Ghana)	52% interest in joint venture	Awaiting renewal	44 km2 another 101 km2 applied for	Inactive	Exploration stage
Other Africa	Various	Various	approximately 750 km2	Active	Exploration stage
Saramacca Properties (Suriname)	Government granted right of exploration and option agreements	Renewals Pending	871 km2	Active	Exploration stage
Bon Espoir (French Guiana)	PER (Permit Exclusif de Recherches). 73% ownership	10/31/06	466 km2	Active	Exploration stage
Dorlin (2) (French Guiana)	PER (Permit Exclusif de Recherches). 86.5% including direct and indirect ownership	1/31/06	84 km2	Inactive	Exploration stage
Yaou (2) (French Guiana)	PER (Permit Exclusif de Recherches). 86.5% including direct and indirect ownership	1/31/06	52 km2	Inactive	Exploration stage
Paul Isnard	8 Concessions. 73% ownership	12/31/18	150 km2	Inactive	Exploration stage
(French Guiana)	PER (Permit Exclusif de Recherches). 73% ownership	12/1/02 Awaiting renewal	283 km2	Inactive	Exploration stage

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

Operation Results for Bogoso/Prestea

Bogoso/Prestea Operating Results	2003	2002	2001
Ore milled (t)	2,093,600	2,271,747	2,098,165
Rate (t/day)	5,736	6,223	5,748
Grade milled (g/t)	3.29	2.31	2.69
Recovery %	81.2	74.4	49.6
Total gold production (oz) (1)	174,315	124,400	87,936
Cash operating cost ($/oz)	166	193	263
Total cash cost ($/oz)	184	215	271

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

Mineral Resources at Prestea Underground

Total inferred mineral resources consist of 1.6 million tonnes with a grade of 8.58 g/t before a reduction for the 41% minority interest. See the Non-Reserves – Inferred Mineral Resource table in Item 1 of this Form 10-K.

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

Bon Espoir Property

The area is covered by the Bon Espoir Exclusive Exploration Permit, dated October 24, 2001 and valid until October 31, 2006. This permit covers an area of 466 square kilometers. Financial commitments for the first five-year period of validity ending October 31, 2006, are € 3.2 million, of which € 0.9 million has already been spent in detailed exploration work on the Wayamaga prospect which lies within the Bon Espoir property (soil geochemistry, drilling). Planned work in 2004 consists of regional soil geochemistry to test the totality of the 40 kilometer long prospective contact.

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

Summary of Financial Condition

(Amounts in thousands except per share data)

	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
Cdn GAAP	2003	2002	2001	2000	1999
Working capital	$96,784	$21,963	$(5,149)	$4,452	$6,020
Current assets	104,935	32,843	9,636	12,960	13,957
Total assets	222,391	74,135	36,552	49,469	74,352
Current liabilities	8,151	10,880	14,785	8,508	7,937
Long term liabilities	8,402	8,973	7,765	10,477	15,891
Shareholders’ equity	198,362	49,384	12,342	26,040	40,501

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
Cdn GAAP	2003	2002	2001	2000	1999
Revenue	$64,370	$38,802	$24,658	$31,171	$11,254
Net income/(loss)	21,956	4,856	(20,584)	(14,881)	(24,366)
Net income/(loss) per share – basic	0.198	0.070	(0.488)	(0.400)	(0.760)

	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
US GAAP	2003	2002	2001	2000	1999
Working capital	$96,784	$22,511	$(5,149)	$4,452	$6,020
Current assets	104,935	33,391	9,636	12,960	13,957
Total assets	200,337	62,644	24,232	24,020	45,635
Current liabilities	8,151	10,880	14,785	8,508	7,937
Long term liabilities	8,402	8,973	7,818	11,173	16,862
Shareholders’ equity	180,417	41,069	1,533	(478)	11,146

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
US GAAP	2003	2002	2001	2000	1999
Revenue	$64,370	$38,802	$24,658	$31,171	$11,254
Net income/(loss)	13,357	6,752	(5,302)	(12,465)	(11,335)
Net income/(loss) per share – basic	0.120	0.093	(0.126)	(0.330)	(0.350)

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

Total production cost per ounce is equal to Total Production Costs as found on our consolidated statement of operations divided by the ounces of gold sold in the period. Total production cost includes all mine-site operating costs, including the cost of mining, processing, maintenance, work in process inventory changes, mine-site overhead, production taxes and royalties, depreciation, depletion, amortization, asset retirement obligations and by-product credits. The impact of by-product credits is de minimis at our current operations. It does not include exploration costs, corporate general and administrative expenses, corporate development costs, options expense, gains and losses on equity investments, impairment charges, gains and losses on sale of assets, interest expense, foreign exchange gains and losses and income tax.

Total cash cost per ounce is equal to total production costs as found on our consolidated statement of operations less depreciation, depletion, amortization and asset retirement obligation accretion divided by the number of ounces of gold sold during the period.

Cash operating cost per ounce equal to total cash cost for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period.

The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce”.

	2003	2002	2001
Ounces Sold	174,315	124,400	87,936

	(in thousands of $)
Mining Operation Expense	$32,125	$26,747	$24,824
Depreciation, Depletion & Amortization	4,993	2,459	3,420
Accretion of Asset Retirement Obligations	578	—	—
Total Production Costs – GAAP	$37,696	$29,206	$28,244

	(in $ per ounce)
Total Production Cost – GAAP	$216	$235	$321
Less Depreciation, Depletion & Amortization	29	20	39
Less Accretion of Asset Retirement Obligations	3	—	—
Total Cash Cost per Ounce	$184	$215	$282
Total Cash Cost per Ounce	$184	$215	$282
Less Royalties and Production Taxes	18	22	13
Cash Operating Cost per Ounce	$166	$193	$269

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

Total cash cost per ounce and cash operating cost per ounce should be considered as Non-GAAP Financial Measures as defined in SEC regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are material limitations associated with the use of such non-GAAP measures, since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Changes in numerous factors including, but not limited to, mining rates, milling rates, gold grade, gold recovery, and the costs of labor, consumables and mine site general and administrative activities can cause these measures to increase or decrease. We believe that these measures are the same or similar to the measures of other gold mining companies, but may not be comparable to similarly titled measures in every instance.

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

Our cash balance at the end of 2003 was $90.0 million, an increase of $70.0 million from $20.0 million at the end of 2002. Improvements in gold prices and gold production levels combined to provide $29.1 million of cash flow from operations, an increase of $24.2 million as compared to 2002, and equity offerings provided $102.9 million during the year. We ended 2003 with $0.8 million of debt versus $5.3 million at the end of 2002. In addition several other significant milestones were achieved during 2003:

•	In July we completed a feasibility study and established mineral reserves at our Wassa development property and immediately initiated construction of a CIL processing plant. We now expect gold production from this property early in 2004;

•	We acquired two new exploration land packages totaling 125 square kilometers extending north of Bogoso/Prestea along the Ashanti Trend which include 162,000 ounces of new mineral reserves at the Mampon deposit;

•	We acquired a used 4,500 tonne per day CIL processing plant which we plan to relocate and reassemble 6 kilometers south of the town of Prestea, to facilitate a significant expansion of gold production at Bogoso/Prestea by 2005;

•	We completed public equity offerings which provided $102.9 million of cash;

•	We initiated an underground exploration drilling program in the Prestea Underground and we continued engineering and geologic studies of the economic potential of the property;

•	We purchased the gold production royalties encumbering Bogoso/Prestea and Wassa for approximately $12.0 million and $11.5 million, respectively;

•	We continued to pursue new growth opportunities for the Company; and

•	We added 900,000 ounces of new reserves at Bogoso/Prestea and 665,000 ounces of new reserves at Wassa.

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

RESULTS OF OPERATIONS

2003 Compared to 2002

Net income totaled $22.0 million or $0.198 per share on revenues of $64.4 million for 2003, versus net income of $4.9 million or $0.070 per share on revenues of $38.8 million during 2002. Higher gold prices, increased gold production, a $2.3 million gain on currency exchange rates and a $1.9 million gain on the sale of marketable securities were the major factors contributing to the earnings improvement. Realized gold prices averaged $364 per ounce for the year, a 17% increase from the $311 per ounce realized in 2002. A weakening US dollar in 2003 versus most other major world currencies is thought to be responsible for much of the increased gold price during 2003.

Gold revenues for 2003 were based on sales of 174,315 ounces, a 49,915 ounce increase from 124,400 ounces in 2002. Increases in the grade milled and in gold recoveries were the major factors responsible for higher gold production in 2003 as compared to 2002. While Prestea property oxides ores were the main feed source to the Bogoso processing plant in both 2002 and in 2003, start-up of the higher grade Plant-North mine at Prestea at the end of 2002, yielded a much higher grade during 2003 than did the other Prestea oxide pits mined during 2002. As a result, the plant feed grade increased from 2.31 grams per tonne in 2002 to 3.39 grams per tonne in 2003, and the higher feed grade yielded higher recoveries.

FINANCIAL RESULTS	2003	2002	2001
Gold sold (oz)	174,315	124,400	87,936
Average price realized ($/oz)	364	311	271
Revenues (in $ thousands)	64,370	38,802	24,658
Net income/(loss) (in $ thousands)	21,956	4,856	(20,584)
Net income/(loss) per share – basic ($)	0.198	0.070	(0.490)

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

BOGOSO/PRESTEA OPERATIONS	2003	2002	2001
Ore mined (t)	2,001,905	2,222,767	1,701,129
Waste mined (t)	6,791,926	5,211,335	4,851,255
Ore milled (t)	2,093,600	2,271,747	2,098,165
Grade milled (g/t)	3.29	2.31	2.69
Recovery (%)	81.2	74.4	49.6
Cash operating cost ($/oz)	166	193	271
Royalties ($/oz)	18	22	13
Total cash cost ($/oz)	184	215	283

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

EXPLORATION

We spent approximately $8.5 million in exploration activities during 2003 including $2.2 million at Wassa establishing mineral reserves in the existing pits and in areas outside the pits, $3.1 million at the Prestea Underground, including underground care and maintenance costs, approximately $2.3 million on exploration projects outside the Wassa and Bogoso/Prestea areas and $0.9 million developing new mineral reserves in the Plant North area. Exploration spending during 2003 was less than expected due to a shortage of drill rigs in Ghana. Recent increases in exploration activity in Ghana by us and our competitors have adversely impacted drill rig availability and as a result some of our planned work was delayed, including drilling at the Prestea Underground which was delayed several months. The drill rig shortage had no immediate impact on 2003 operational results, but it has delayed our understanding of the potential gold mineralization of the Prestea Underground. The longer term impact would be dependent on whether or not there are ultimately reserves established at the Prestea Underground. If there are no reserves, the impact of the 2003 delays is minimal. If it is ultimately determined that there are mineable reserves in the Prestea Underground, the current drill shortage could delay start-up of potential future mining operations in the Prestea Underground.

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

LIQUIDITY AND CAPITAL RESOURCES

Equity offerings and profitable operations at Bogoso/Prestea contributed to a $70.0 million net increase in cash and cash equivalents since December 31, 2002. During 2003 we raised a net $102.9 million from equity offerings, $1.9 million from exercise of stock options and $8.6 million from exercises of warrants. Cash flow from operations before working capital changes totaled $30.5 million, versus $7.2 million in 2002. Higher gold prices and higher gold production were responsible for the improvement in cash from operations. A weakening US dollar in 2003 versus most other major world currencies is thought to be responsible for much of the increased gold price during 2003. Increases in the grade milled and in gold recoveries were the major factors responsible for higher gold production in 2003 as compared to 2002. While Prestea property oxides ores were the main feed source to the Bogoso processing plant in both 2002 and in 2003, start-up of the higher grade Plant-North mine at Prestea at the end of 2002, yielded a much higher grade during 2003 than did the other Prestea oxide pits mined during 2002. As a result, the plant feed grade increased from 2.31 grams per tonne in 2002 to 3.39 grams per tonne in 2003, and the higher feed grade yielded higher recoveries. Higher gold prices and a higher stock price have generated interest in the gold industry and in our company and allowed us access to the equity markets during 2003. Such favorable market conditions may not continue and we may be unable to access the equity markets in the future on such favorable conditions.

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

At December 31, 2003 there was approximately $90.0 million of cash and cash equivalents on hand. We anticipate capital spending of approximately $88 million in 2004:

	Amount
Project	(millions)	Nature of Expenditures
Wassa	$31	Completion of new processing plant, purchase of new mining equipment and additional exploration work.
Bogoso/Prestea	38	Development of the Bondaye gold project, deferred exploration, Bogoso plant and mine replacement equipment.
Prestea Underground	9	Underground drilling and mine care and maintenance.
Other	10	Deferred exploration, and other corporate projects.
Total	$88

At the end of 2003 approximately $6 million of the Wassa capital had been committed for completion of the processing plant and associated power line. At Bogoso, only minimal amounts of commitments were in place and a total of approximately $1.3 million had been committed on various deferred exploration projects.

If additional cash is needed in connection with the projects described above or in connection with future acquisitions, we may seek external debt or equity financing, although we may not be able to obtain the funds required on acceptable terms or at all.

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

In 2002, the CICA issued Section 3063 — “Impairment of Long-Lived Assets” (“CICA 3063”). The guidelines in CICA 3063 establish standards for the recognition, measurement and disclosure of the impairment of non-monetary long-lived assets held for use. The guideline is effective for all fiscal years beginning on or after April 1, 2003, which is our fiscal year beginning January 1, 2004. We have not yet determined the expected effect, if any, on our results of operations or financial position upon the implementation of this guideline.

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

For a discussion of recent accounting pronouncements under US GAAP, see Note 22(e) to the attached Consolidated Financial Statements.

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

Decisions to write off (or not to write off) all or a portion of our investment in various properties, especially exploration properties, subject to impairment analysis are based on our judgment as to the actual value of the properties and are therefore subjective in most cases. In the years up to and including 2001 we have written off substantially all of our pre-1999 investments in exploration properties based upon our assessments of the amounts recoverable from these properties. Additional exploration properties were found to be impaired in the current period and were written off during 2003. We continue to retain title to certain properties after impairment write-offs as future events and discoveries may ultimately prove that they have significant value.

Listed below are the accounting policies and estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

•	Ore stockpiles: Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces based on assay data, and the estimated recovery percentage based on the expected processing method. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and removed at the average cost per recoverable ounce of gold in the stockpile. Stockpiles are reduced as material is removed and fed to the mill. A 10% adjustment of the stockpile value, based on stockpile levels in recent years, would change the carrying value of the stockpile by approximately $0.3 million and change operating costs by the same amount.

•	Impairment Charges: We periodically review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable from continued operation of the asset. An asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying value of the asset. The determination of expected future cash flows requires numerous estimates including gold prices, operating costs, gold recovery, reclamation spending, ore reserves and capital expenditures.

•	Mining properties: Mine properties recorded on our financial records are amortized using a units-of-production method over proven and probable reserves. Reserve estimates, which serve as the denominator in units of production amortization calculations, involve the exercise of subjective judgment and are based on numerous assumptions about future operating costs, future gold prices, continuity of mineralization, future gold recovery rates, spatial configuration of gold deposits, and other factors that may prove to be incorrect. A 10% adjustment in estimated reserves could result in a $0.3 million change in amortization of the mine properties.

•	Asset retirement obligation and reclamation expenditures: Accounting for reclamation obligations requires management to make estimates at each mining operation of reclamation and closure costs to be incurred in the future as required to complete the reclamation and environmental remediation work mandated by existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required to be performed by us. Based on our current situation, we estimate that a 10% increases in future reclamation and closure costs would result in a $1.4 million increase in our asset retirement obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

TABLE OF CONTRACTUAL OBLIGATIONS

	Payments due by period (thousands)
					More
Contractual Obligations		Less than	1-3	3-5	Than
(as of December 31, 2003)	Total	1 year	years	years	5 years
Long term debt	$932	$186	$373	$373	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	—	—	—	—	—
Purchase obligations (1)	3,696	3,696	—	—	—
Other long term liabilities reflected on the balance sheet under GAAP (2)	7,980	350	3,518	1,695	2,417

(1)	The purchase obligations shown are related to the MDM contract for construction of the Wassa mill.

(2)	Other long term liabilities represent asset retirement obligations. Asset retirement obligations include several estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves which in turn determine the ultimate closure date which in turn impacts the discounted amounts of future asset retirement liabilities.

Several factors could materially impact the timing and amount of our asset retirement obligations, including: discovery of new reserves, which would extend the ultimate closure date; a period of low gold prices, which could effect a shortening of the mine life; and new or revisions to existing reclamation laws.

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

Foreign Currency Exchange Rate Risk

While our major operating units transact most of their business in US dollars, many purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African Rand and Ghanian Cedis. As a result, currency exchange fluctuations may impact the costs incurred at our operations. Gold is sold throughout the world based principally on the U.S. dollar price, but significant portions of our operating expenses and some of our capital purchases are incurred in currencies other than the U.S. dollar. The appreciation of non-U.S. dollar currencies against the U.S. dollar increases production costs and the cost of capital assets in U.S. dollar terms at mines located outside the U.S., which would adversely impact our net income and cash flows. Conversely, a depreciation of non-U.S. dollar currencies usually decreases production costs and capital asset purchases in U.S. dollar terms.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuate with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a decrease in non-U.S. dollar currencies results in a loss.

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

Equity Price Risk

We have in the past and may in the future seek to acquire additional funding by sale of common shares. Movement in the price of our common shares has been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of
Golden Star Resources Ltd.

Management’s Responsibility for Financial Information	71

Auditors’ Report	72

Consolidated Balance Sheets as of December 31, 2003 and 2002	73

Consolidated Statements of Operations for the years ended
December 31, 2003, 2002 and 2001	74

Consolidated Statement of Changes in Shareholders’ Equity for the years ended
December 31, 2003, 2002 and 2001	75

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001	76

Notes to the Consolidated Financial Statements	77-96

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

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Calgary, Alberta, Canada

January 29, 2004

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of United States dollars except share amounts)

	As of December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 3)	$89,970	$20,016

Marketable securities (Note 5)	—	906
Accounts receivable	790	1,977
Inventories (Note 6)	12,661	8,421
Due from sale of property (Note 7)	1,000	1,000
Other current assets	514	523

Total Current Assets	104,935	32,843

RESTRICTED CASH (Note 14)	3,317	3,365
DUE FROM SALE OF PROPERTY (Note 7)	1,000	2,000
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 8)	9,108	4,743
PROPERTY, PLANT AND EQUIPMENT (Note 9)	18,202	8,490
MINING PROPERTIES (Note 10)	56,808	17,580
MINE CONSTRUCTION-IN-PROGRESS (Note 11)	27,376	4,543
OTHER ASSETS	1,645	571

Total Assets	$222,391	$74,135

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$3,268	$4,109

Construction retention payable	1,350	—
Royalties payable	532	338
Other accrued liabilities	2,859	2,870
Current debt (Note 12)	142	3,563

Total Current Liabilities	8,151	10,880

LONG TERM DEBT (Note 12)	657	1,727
ASSET RETIREMENT OBLIGATIONS (Note 13)	7,745	7,246

Total Liabilities	16,553	19,853

MINORITY INTEREST	7,476	4,898

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY

SHARE CAPITAL
First Preferred Shares, without par value, unlimited shares authorized. No shares issued	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 132,924,278 at December 31, 2003; 87,400,702 at December 31, 2002	327,578	201,039
DEFICIT	(129,216)	(151,655)

Total Shareholders’ Equity	198,362	49,384

Total Liabilities and Shareholders’ Equity	$222,391	$74,135

The accompanying notes are an integral part of these consolidated financial statements.

By: /s/ David K. Fagin - Director	By:/s/ Peter J .Bradford-Director

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

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Stated in thousands of United States dollars except share amounts)

				Equity
	Common			Component of
	Stock Number			Convertible
	of Shares	Share Capital	Warrants	Debentures	Deficit

Balance at December 31, 2000	37,588,988	$159,642	$1,341	$984	$(135,927)

Shares issued under warrants	2,738,660	1,282	—	—	—
Warrants issued	—	—	401	—	—
Warrants exercised	—	1,332	(1,332)	—	—
Debenture conversions	2,098,567	1,469	—	(439)	—
Shares issued	6,833,333	4,204	—	—	—
Net loss	—	—	—	—	(20,584)

Balance at December 31, 2001	49,259,548	167,929	410	545	(156,511)

Shares issued	31,506,000	27,507	—	—	—
Issue costs	—	(2,558)	—	—	—
Shares issued under options	547,916	520	—	—	—
Shares issued under warrants	2,535,960	1,778	—	—	—
Stock bonus	107,000	78	—	—	—
Debenture conversions	2,994,278	2,903	—	(545)	—
Warrants issued	—	—	1,817	—	—
Warrants exercised	—	397	(397)	—	—
Warrants issued to acquire property	—	—	255	—	—
Other	450,000	400	—	—	—
Net income	—	—	—	—	4,856

Balance at December 31, 2002	87,400,702	198,954	2,085	—	(151,655)

Shares issued	33,030,000	107,598	—	—	—
Issue costs	—	(6,455)	—	—	—
Warrants issued	—	—	1,780	—	—
Warrants exercised	—	1,504	(1,504)	—	—
Shares issued under options	1,518,420	2,858	—	—	—
Shares issued under warrants	8,167,956	8,595	—	—	—
Stock bonus	57,200	118	—	—	—
Shares issued to acquire property	2,750,000	12,045	—	—	—
Cumulative effect of change in accounting method (Note 13)	—	—	—	—	483
Net income	—	—	—	—	21,956

Balance at December 31, 2003	132,924,278	$325,217	$2,361	$—	$(129,216)

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

2. Changes in Accounting Policies

(a)	Asset retirement obligations - On January 1, 2003 we adopted the provisions of Canadian Institute of Chartered Accountant’s Handbook Section 3110, “Asset Retirement Obligations” (“CICA 3110). We also adopted for our US GAAP financial statements, the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143’) which is essentially identical to CICA 3110 and which was effective January 1, 2003. Prior to the adoption of these new standards an accrual was made on each ton mined in an amount designed to accumulate an accrual equal to estimated future reclamation and closure costs. CICA 3110 and SFAS 143 require that estimated future cash reclamation and closure costs be discounted and an asset recorded for the discounted value of the estimated future costs. It also requires that an accretion expense be recognized in each period which increments the recorded liability to eventually equal the cash reclamation costs by the time the projected reclamation work is performed.

(b)	Stock option expense – In 2003 we adopted the provisions of CICA 3870, “Stock-Based Compensation and Other Stock-Based Payments”. Accordingly we adopted a fair value based approach wherein the fair value of option grants is established at the date of the grant using a Black-Scholes option pricing model. Compensation expense, equal to the option’s fair value, is then recognized over the option’s vesting periods. For our US GAAP financial statements we also adopted SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure: an amendment of SFAS 123,” which prescribes essentially the same accounting treatment for stock options as does CICA 3870.

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

The significant assumptions used in determining the future cash flows for each operating unit at December 31, 2003, apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $350 per ounce. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. With the exception of other mine-related exploration potential and exploration potential in areas outside of the immediate mine-site, all assets at a particular operation are considered together for purposes of estimating future cash flows. In the case of mineral interests associated with other mine-related exploration potential and exploration potential in areas outside of the immediate mine-site, cash flows and fair values are individually evaluated based primarily on recent exploration results.

Various factors could impact our ability to achieve forecasted production schedules from proven and probable reserves. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. Assets classified as other mine-related exploration potential and exploration potential in areas outside of the immediate mine-site have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.

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

(b) Commodity Instruments – In the past we have purchased put option contract (“puts”). Puts provide the right, but not the obligation, to sell a specified number of ounces of gold at a specified price on a specified future transaction date. Put options thereby provide a floor price for a portion of future production but they do not limit the upside potential of higher gold prices in excess of the specified price. If we opt to forego exercising a put option, the put expires on its specified transaction date. We have not entered into a hedging program nor do we currently otherwise manage exposure to commodity price risk. We may in the future more actively manage our commodity price exposure through hedging programs.

5. Marketable Securities

All of our marketable securities were sold in June 2003 for $2.8 million, yielding a realized gain of $1.9 million.

6. Inventories

	As of December 31,
	2003	2002
Stockpiled ore	$4,167	$2,039
In-process	2,821	965
Materials and supplies	5,673	5,417

Total	$12,661	$8,421

There were approximately 28,000 recoverable ounces of gold in ore stockpile inventories at December 31, 2003 representing approximately 120 days of mill feed. These ounces contained in our ore stockpile inventories are included in ore reserves. The stockpile inventories are for the most part short-term surge piles which will be processed in the next 12 months or less. Inventoried ore stockpiles are valued at the cost incurred to bring the material to its present location. There were no write-downs of stockpile inventory during 2003.

7. Guiana Shield transaction – Gross Rosebel Royalty

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

12. Debt

	As of December 31,
	2003	2002

Current Debt

Overdraft facility at BGL (Note a)	$—	$914
Bank loan at BGL (Note b)	—	534
Accrual of liability to sellers of BGL (Note c)	—	2,000
Current portion bank loan at Wassa (Note d)	—	115
Equipment financing loans – Wassa (Note e)	142	—

Total Current debt	$142	$3,563

Long Term debt

Bank loan at Wassa (Note d)	$—	$1,727

Equipment financing loans – Wassa (Note e)	657	—

Total Long Term debt	$657	$1,727

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

(c) Royalties -

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

The following tables summarizes information about options under the GSR Plan:

	2003		2002		2001
		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
GSR Plan	(000s)	(Cdn$)	(000s)	(Cdn$)	(000s)	(Cdn$)

Outstanding at beginning of year	4,489	1.36	4,595	1.42	4,821	1.56
Granted	2,354	3.99	640	1.17	938	1.02
Exercised	(1,518)	1.73	(548)	1.49	—	—
Forfeited	(84)	2.92	(198)	1.76	(1,164)	1.69

Outstanding at end of year	5,241	2.41	4,489	1.36	4,595	1.42
Options vested and exercisable at year-end	3,803	1.81	4,006	1.40	3,607	1.49
Weighted-average fair value of options granted during the year		1.25		0.86		1.02

	Options Outstanding			Options Exercisable
	Number	Weighted-Average	Weighted-	Number
GSR Plan	Outstanding at	Remaining	Average Exercise	Exercisable	Weighted-Average
Range of Exercise	December 31, 2003	Contractual Life	Price	December 31, 2003	Exercise Price
Prices (Cdn$)	(000s)	(years)	(Cdn$)	(000s)	(Cdn$)

1.00 to 2.50	3,423	6.4	1.41	3,167	1.37
2.51 to 4.00	1,379	9.2	3.44	526	3.34
4.01 to 7.00	225	9.7	5.25	56	5.25
7.01 to 10.00	214	10.0	8.83	54	8.83

	5,241	7.4	2.41	3,803	1.81

Options granted during 2003:

	Number of			Total
Date	Options	Strike Price	Fair Value per	Fair Value	Option
Granted	(000s)	(Cdn$)	option (Cdn$)	(000s of Cdn$)	Life

January 30, 2003	1,134	3.14	0.96	1,093	10 years
March 21, 2003	225	2.39	0.90	203	10 years
July 30, 2003	556	4.00	1.17	648	10 years
September 18, 2003	225	5.25	1.94	436	10 years
October 30, 2003	32	7.45	2.21	71	10 years
December 18, 2003	182	9.07	2.67	486	10 years

Total	2,354			2,937

Options granted during 2002:

	Number of			Total Fair
Date	Options	Strike Price	Fair Value per	Value	Option
Granted	(000s)	(Cdn$)	option (Cdn$)	(000s of Cdn$)	Life

January 29, 2002	608	1.16	0.83	505	10 years
July 29, 2002	32	1.40	1.27	41	10 years

Total	640			546

The fair value of options granted during 2003, 2002 and 2001 were estimated at the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected volatility	34%	89% to 102%	81% to 84%
Risk-free interest rate	3.01% - 4.46%	3.68% - 4.47%	4.94% - 5.08%
Expected lives	4 to 5 years	5 years	5 years
Dividend yield	0%	0%	0%

In November 2003 the Accounting Standards Board of the Canadian Institute of Certified Accountants amended CICA Handbook CICA 3870, - “Stock-based Compensation and other Stock-based Payments” to require expensing of all stock based compensation awards for fiscal years beginning on or after January 1, 2004. In light of this development in 2003 we adopted the new provision of CICA 3870. As a result we recognized stock based compensation expense of approximately $1.0 million in 2003 for stock options granted during 2003. As an incentive for early adoption, Section 3870 did not require retroactive adjustments and restatements of prior years’ financial data.

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

(b) Stock Bonus Plan — In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services, which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors could grant bonus common shares on terms that it might dete rmine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provided for the issuance of 900,000 common shares of bonus stock of which 445,820 common shares have been issued as of December 31, 2003.

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

A reconciliation of expected income tax on net income/(loss) before minority interest at statutory rates with the actual expenses (benefit) for income taxes is as follows:

	2003	2002	2001

Net income (loss) before minority interest	$24,533	$5,694	$(22,252)
Statutory tax rate	34.1%	36.1%	45.6%

Tax expense (benefit) at statutory rate	8,365	2,057	(10,151)

Enacted future tax rate reductions	(490)	(228)
Foreign tax rates	(6,489)	(797)	(391)
Change in tax rates	—	5,870	—
Expired loss carryovers	2,866	1,861	1,214
Ghana investment allowance	(636)	(339)	(79)
Nondeductible stock option compensation	129	—	—
Loss carryover not previoulsy recognized	—	(9,766)	—
Ghana property basis not previously recognized	716	(5,571)	—
Foreign exchange (gain) loss	(8,283)	(3,214)	1,130
Change in valuation allowance	3,822	10,127	8,277

Income tax expense (benefit)	$—	$—	$—

During 2003, 2002 and 2001, we recognized $6,445,000, $2,558,000 and $1,874,000, respectively, of share offering costs. Shareholders’ equity had been credited in the amounts of $2,074,000, $822,000 and $602,000 for the tax benefits of these deductions; however a valuation allowance had been provided against the full amount of these tax benefits.

At December 31, 2003 we had loss carryovers expiring as follows:

	Canada	Ghana	France

2004	$4,513	$—	$11,467
2005	9,483	—	21,301
2006	2,334	12,660	44,140
2007	46	—	2,517
2008	1,360		2,591
2009	2,006	—	—
2010	19,564	—	—
Indefinite	50,953	58,279	—

Total	$90,259	$70,939	$82,016

18. Earnings per Common Share

The following table provides a reconciliation between basic and diluted earnings per common share:

	For the years ended December 31,
	2003	2002	2001

Net Income/(Loss)	$21,956	$4,856	$(20,584)

Shares (in millions)
Weighted average number of common shares	111.0	72.4	42.2
Dilutive Securities:
Options	2.7	1.6	- (1)
Warrants	4.2	2.7	- (1)

Weighted average number of dilutive common shares	117.9	76.7	42.2

Basic Income/(Loss) Per Common Share	$0.198	$0.070	$(0.488)
Diluted Income/(Loss) Per Common Share	$0.186	$0.063	$(0.488)

(1) Since there was a loss in 2001, inclusion of dilutive securities would have been anti-dilutive.

19. Supplemental Cash Flow Information

The following is a summary of non-cash transactions:

	For the years ended December 31,
	2003	2002	2001

Investing:
Depreciation charged to projects	$—	$—	$3
Repayment of note by minority interest holder	—	—	150
Adjustment to minority interest from note payments	—	—	(150)
Mining properties	—	—	85
Anvil Purchase transaction:
Purchase of Anvil’s minority interest	—	—	(1,549)
Common shares issued for Anvil’s minority interest	—	—	1,081
Mining property	—	—	(1,388)
Extinguishment of note receivable from Anvil	—	—	1,857
Mine property Prestea reserve liability	—	—	(2,000)
Mine property Prestea	—	—	(2,493)
Prestea acquisition costs paid with common shares	—	(400)	—

	For the years ended December 31,
	2003	2002	2001

Common shares issued for Prestea acquisition cost	—	400	—
Receivable on sale of property	—	(3,000)	—
Acquisition, deferred exploration and development	—	3,000	—
Wassa property acquisition
Property, plant and equipment	—	(4,120)	—
Reclamation liability assumed	—	2,302	—
Assumption of bank debt	—	1,818	—
Minority interest in Prestea Underground joint venture	—	2,400	—
Mine property Prestea Underground joint venture	—	(2,400)	—
Warrants issued for Obuom acquisition	—	255	—
Obuom property acquisition	—	(255)	—
Acquisition of properties in French Guiana	—	(66)	—
Guiana Shield transaction property exchange	—	66	—
Barnex royalty buy-back	12,045	—	—
Common shares issued for Barnex royalty buy-back	(12,045)	—	—

Financing:
Equity component of convertible debentures	—	(545)	(439)
Common shares issued upon conversion of convertible debentures	—	2,903	1,469
Conversion of convertible debentures	—	(2,358)	(1,030)
Adjustment of final amount due sellers of BGL	—	—	(85)
Accrual of liability due the sellers	—	—	2,000
Common shares issued to Barnex for Prestea purchase	—	—	2,493

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

(a) Balance Sheets Under US GAAP

	As of December 31,
	2003	2002

Cash and short term investments	$89,970	$20,016
Accounts receivable	790	1,977
Inventories	12,661	8,421
Due from sale of property	1,000	1,000
Marketable securities (note 1)	—	1,454
Other current assets	514	523

Total current assets	104,935	33,391

Restricted cash	3,317	3,365
Acquisition, deferred exploration and development costs (note 2)	—	—
Due from sale of property	1,000	2,000
Mine construction in progress	25,647	610
Property, plant and equipment, net	18,202	8,490
Mining property (note 3)	46,478	14,216
Other assets	758	572

Total Assets	$200,337	$62,644

Current liabilities	$8,151	$10,880
Long term debt	657	1,727
Asset retirement obligations (note 4)	7,745	7,246

Total Liabilities	16,553	19,853

Minority interest (notes 2 and 3)	3,367	1,722

Share capital (note 6)	324,609	198,070
Accumulated comprehensive income (note 1)	1,316	1,864
Deficit (note 4)	(145,508)	(158,865)

Total Shareholders’ Equity	180,417	41,069

Total Liabilities and Shareholders’ Equity	$200,337	$62,644

(b) Statements of Operations under US GAAP

	For the Years ended December 31,
	2003	2002	2001

Net income/(loss) under Cdn GAAP	$21,956	$4,856	$(20,584)
Acquisition and deferred exploration expenditures expensed per US GAAP (note 2)	(5,252)	(529)	13,815
Gain On Sale of exploration property (note 5)	—	8,066	—
Effect of mining property depletion	—	—	500

	For the Years ended December 31,
	2003	2002	2001

Capitalized mine property acquisition costs expensed for US GAAP (note 3)	(4,763)	(7,246)	—
Other	—	(7)	633

Net income/(loss) under US GAAP before minority interest	11,941	5,140	(5,636)
Minority interest, as adjusted (note 2 and 3)	933	1,612	334

Net income/(loss) under US GAAP before cumulative effect of change in accounting method	12,874	6,752	(5,302)
Cumulative effect of change in accounting method (note 4)	483	—

Net Income/(loss) under US GAAP	13,357	6,752	(5,302)
Other comprehensive income — gain on marketable securities (note 1)	(548)	548	—

Comprehensive income/(loss)	$12,809	$7,300	$(5,302)

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.116	$0.093	$(0.126)
Cumulative effect of change in accounting method	0.004	—	—
Basic net income/(loss) per share under US GAAP after cumulative effect of change in accounting method	$0.120	$0.093	$(0.126)

Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.109	$0.088	$(0.126)
Cumulative effect of change in accounting method	0.004	—	—
Diluted net income/(loss) per share under US GAAP after cumulative effect of change in accounting method	$0.113	$0.088	$(0.126)

(c) Statements of Cash Flows under US GAAP

	For the years ended December 31,
	2003	2002	2001

Cash provided by (used in):
Operating Activities	$19,029	$1,040	$799
Investing activities	(57,993)	(6,517)	(3,556)
Financing activities	108,918	24,984	2,275

Increase/(Decrease) in cash and cash equivalents for the year	69,954	19,507	(482)
Cash and cash equivalent beginning of the year	20,016	509	991

Cash and cash equivalents end of the year	$89,970	$20,016	$509

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

(6) Numerous transaction since the company’s organization in 1992 have contributed to the difference in share capital versus the Canadian GAAP balance, including: i.) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of option granted to employees and directors under stock option plans. Under Canadian GAAP, recognition of compensation expense was not required; ii.) in the May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP). Under US GAAP the cumulative deficit was greater than the deficit under Canadian GAAP due to the past write-offs of certain deferred exploration costs; iii.) gains recognized in Canadian GAAP upon issuances of subsidiaries’ shares, were not allowed under US GAAP; and iv.) Canadian GAAP requires that convertible debentures be classified into its component parts as liability and equity. Under US GAAP convertible debentures are classified entirely as debt.

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

In May 2003, the FASB issued Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB’s Concept Statement No. 6, Elements of Financial Statements. The remaining provisions of this statement are consistent with FASB’s proposal to revise the definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. FASB 150 became effective May 31, 2003 and had no material effect on our consolidated financial statements.

23. Quarterly Financial Data — Unaudited

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2003
Net Sales	$15,141	$12,693	$18,801	$17,735
Gross Profit	5,572	3,434	7,838	9,236
Net Income	3,968	3,984	6,090	7,914
Basic Earning Per Common Share	$0.041	$0.037	$0.053	$0.067

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2002
Net Sales	$9,332	$9,699	$8,350	$11,421
Gross Profit	2,447	2,954	1,762	1,948
Net Income	1,454	1,557	834	1,011
Basic Earnings Per Common Share	$0.024	$0.024	$0.010	$0.009

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

December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company’s Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company’s Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002)

10.12	Agreement for the Sale and Purchase of Certain of the Assets of Satellite Goldfields Limited between The Law Debenture Trust Corporation P.L.C. and Wexford Goldfields Limited dated March 1, 2002 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on September 30, 2002)

10.13	Agreement for the Sale and Purchase of Certain of the Assets of Satellite Goldfields Limited between Satellite Goldfields Limited, The Law Debenture Trust Corporation P.L.C. and Wexford Goldfields Limited dated March 15, 2002 (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed on September 30, 2002)

10.14	Common Terms Agreement for Wassa Gold Project between Wexford Goldfields Limited, any other Obligor Party thereto from time to time, Standard Bank London Limited and The Law Debenture Trust Corporation P.L.C. dated June 26, 2002 (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed on September 30, 2002)

10.15	Wassa Project Facility Agreement between Wexford Goldfields Limited, the lenders listed in Schedule 1 thereto and Standard Bank London Limited dated June 25, 2002 (incorporated by reference to Exhibit 2.4 of the Company’s Form 8-K filed on September 30, 2002)

10.16	Royalty Agreement between Wexford Goldfields Limited and The Law Debenture Trust Corporation P.L.C. dated June 26, 2002 (incorporated by reference to Exhibit 2.5 of the Company’s Form 8-K filed on September 30, 2002)

10.17	Agreement for the Sale and Purchase of 90% of the Issued Capital of Wexford Goldfields Limited between The Law Debenture Trust Corporation P.L.C. and Wasford Holdings dated June 26, 2002, and amendment thereto dated September 13, 2002 (incorporated by reference to Exhibit 2.6 of the Company’s Form 8-K filed on September 30, 2002)

10.18	Support Agreement for Wassa Gold Project between Golden Star Resources Ltd. and Standard Bank London Limited dated September 13, 2002 (incorporated by reference to Exhibit 2.7 of the Company’s Form 8-K filed on September 30, 2002)

10.19	Wassa Project Conversion Agreement between Wexford Goldfields Limited, Bayerische Hypo-Und Vereinsbank AG, Dresdner Bank AG London Branch, Fortis Bank (Nederland) N.V. and Standard Bank London Limited dated September 13, 2002 (incorporated by reference to Exhibit 2.8 of the Company’s Form 8-K filed on September 30, 2002)

10.20	Wassa Gold Project Second Royalty Agreement between Wexford Goldfields Limited, the persons from time to time party thereto and Standard Bank London Limited dated September 13, 2002 (incorporated by reference to Exhibit 2.9 of the Company’s Form 8-K filed on September 30, 2002)

10.21	Sale of Shares Agreement with Barnato Exploration Ltd., dated June 21, 2001, for the purchase of Prestea mining lease rights and Barnex Isle of Man (incorporated by reference to Exhibit 10(z) of the Company’s Form 10-K for the year ended December 31, 2001)

10.22	Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2002)

10.23	Share and Asset Acquisition Agreement, dated August 6, 2001, among Anvil Mining NL, Anvil International Finance Limited and the Company, regarding purchase of 20% interest in Bogoso Gold Limited (incorporated by reference to Exhibit 10(bb) to the Company’s Form 10-K for the year ended December 31, 2001)

10.24	Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star’s interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2002)

10.25	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.26	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.27	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2003)

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ PETER J. BRADFORD

Peter J. Bradford President and Chief Executive Officer

Date: February 3, 2005

EXHIBITS

3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003)

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Reg. No. 333-91666) filed on July 15, 2002)

4.2	Rights Agreement dated as of April 24, 1996, between the Company and the R-M Trust Company as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on January 23, 2003); Amendment to Rights Agreement between the Company and CIBC Mellon Trust Company (formerly, the R-M Trust Company) dated as of June 30, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 1999)

4.3	Warrants dated as of September 11, 2001 between the Company and Barnato Exploration Limited (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the year ended December 31, 2002)

4.4	Warrants dated as of September 11, 2001 between the Company and Ware Limited (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K for the year ended December 31, 2002)

4.5	Form of Warrant, dated as of January 2, 2002 (incorporated by reference to the Company’s Form S-3 (Reg. No. 333-82106) filed on February 4, 2002)

4.6	Warrant Indenture, dated July 17, 2002, among the Company and CIBC Mellon Trust, as Trustee, including the Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 5, 2002)

4.7	Form of Underwriters’ Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3/A (Reg. 333-91666) filed on July 15, 2002)

4.8	Form of Warrant, dated December 12, 2002 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 13, 2002)

4.9	Warrant Indenture, dated as of February 14, 2003, between Golden Star Resources Ltd. and CIBC Mellon Trust Company, including the Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 14, 2003)

4.10	Form of Underwriters’ Warrant, dated February 14, 2003 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on February 14, 2003)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Amended and Restated 1997 Stock Option Plan, effective as of April 3, 2002 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 23, 2003)

10.3	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.4	Summary of Severance Arrangements between the Company and certain executive officers (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on January 23, 2003)

10.5	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.6	Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company’s Form 10-K for the year ended December 31, 1999)

10.7	Employment contract with Mr. Peter Bradford dated November 1, 1999 (incorporated by reference to Exhibit 10.38 (c) to the Company’s Form 10-K for the year ended December 31, 1999)

10.8	Employment agreement with Mr. Allan J. Marter dated November 8, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2003)

10.9	Employment agreement with Mr. Douglas Jones dated February 16, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2003)

10.10	Employment agreement with Mr. Bruce Higson-Smith dated September 22, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003)

10.11	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 1996), (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company’s Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company’s Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company’s Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002)

10.12	Agreement for the Sale and Purchase of Certain of the Assets of Satellite Goldfields Limited between The Law Debenture Trust Corporation P.L.C. and Wexford Goldfields Limited dated March 1, 2002 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on September 30, 2002)

10.13	Agreement for the Sale and Purchase of Certain of the Assets of Satellite Goldfields Limited between Satellite Goldfields Limited, The Law Debenture Trust Corporation P.L.C. and Wexford Goldfields Limited dated March 15, 2002 (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed on September 30, 2002)

10.14	Common Terms Agreement for Wassa Gold Project between Wexford Goldfields Limited, any other Obligor Party thereto from time to time, Standard Bank London Limited and The Law Debenture Trust Corporation P.L.C. dated June 26, 2002 (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed on September 30, 2002)

10.15	Wassa Project Facility Agreement between Wexford Goldfields Limited, the lenders listed in Schedule 1 thereto and Standard Bank London Limited dated June 25, 2002 (incorporated by reference to Exhibit 2.4 of the Company’s Form 8-K filed on September 30, 2002)

10.16	Royalty Agreement between Wexford Goldfields Limited and The Law Debenture Trust Corporation P.L.C. dated June 26, 2002 (incorporated by reference to Exhibit 2.5 of the Company’s Form 8-K filed on September 30, 2002)

10.17	Agreement for the Sale and Purchase of 90% of the Issued Capital of Wexford Goldfields Limited between The Law Debenture Trust Corporation P.L.C. and Wasford Holdings dated June 26, 2002, and amendment thereto dated September 13, 2002 (incorporated by reference to Exhibit 2.6 of the Company’s Form 8-K filed on September 30, 2002)

10.18	Support Agreement for Wassa Gold Project between Golden Star Resources Ltd. and Standard Bank London Limited dated September 13, 2002 (incorporated by reference to Exhibit 2.7 of the Company’s Form 8-K filed on September 30, 2002)

10.19	Wassa Project Conversion Agreement between Wexford Goldfields Limited, Bayerische Hypo-Und Vereinsbank AG, Dresdner Bank AG London Branch, Fortis Bank (Nederland) N.V. and Standard Bank London Limited dated September 13, 2002 (incorporated by reference to Exhibit 2.8 of the Company’s Form 8-K filed on September 30, 2002)

10.20	Wassa Gold Project Second Royalty Agreement between Wexford Goldfields Limited, the persons from time to time party thereto and Standard Bank London Limited dated September 13, 2002 (incorporated by reference to Exhibit 2.9 of the Company’s Form 8-K filed on September 30, 2002)

10.21	Sale of Shares Agreement with Barnato Exploration Ltd., dated June 21, 2001, for the purchase of Prestea mining lease rights and Barnex Isle of Man (incorporated by reference to Exhibit 10(z) of the Company’s Form 10-K for the year ended December 31, 2001)

10.22	Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2002)

10.23	Share and Asset Acquisition Agreement, dated August 6, 2001, among Anvil Mining NL, Anvil International Finance Limited and the Company, regarding purchase of 20% interest in Bogoso Gold Limited (incorporated by reference to Exhibit 10(bb) to the Company’s Form 10-K for the year ended December 31, 2001)

10.24	Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star’s interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2002)

10.25	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.26	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.27	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2003)

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)