Form 10-K/A
period 2004-12-31
GOLDEN STAR RESOURCES LTD
filed 2005-03-24
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference to Part III of this Report on Form 10-K/A.

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

NON-GAAP FINANCIAL MEASURES

In this Form 10-K/A, we use the terms “total cash cost per ounce” and “cash operating cost per ounce” which are considered Non-GAAP financial measures as defined in SEC regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See Item 7 Management’s Discussion and Analysis for a definition of these measures as used in this Form 10-K/A.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K/A and the documents incorporated by reference in this Form 10-K/A contain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, with respect to our financial condition, results of operations, business, prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this Form 10-K/A. These statements include comments regarding: the establishment and estimates of mineral reserves and resources, recovery rates, production, production commencement dates, production costs, cash operating costs, total cash costs, grade, processing capacity, potential mine life, feasibility studies, development costs, expenditures, exploration, our expansion plans for Bogoso/Prestea and the commencement of commercial production at Wassa.

The following, in addition to the factors described under “Risk Factors” in this Form 10-K/A, are among the factors that could cause actual results to differ materially from the forward-looking statements:

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

These factors are not intended to represent a complete list of the general or specific factors that could affect us. Your attention is drawn to other risk factors disclosed and discussed elsewhere in this Form 10-K/A. We undertake no obligation to update forward-looking statements.

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

Au - gold

bio-oxidation or BIOX® - a processing method that uses bacteria to oxidize refractory sulfide ore to make it amenable to normal oxide ore processing techniques such as carbon-in-leach

Birimian - a thick and extensive sequence of Proterozoic age metamorphosed sediments and volcanics first identified in the Birim region of southern Ghana cash operating cost per ounce - is equal to total cash cost for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period. (This definition is consistent with the Gold Institute’s definition)

CIL or carbon-in-leach - an ore processing method involving the use of cyanide where activated carbon which has been added to the leach tanks is used to absorb gold containing solutions craton - a stable relatively immobile area of the earth’s crust cross-section - a diagram or drawing that shows features transected by a vertical plane drawn at right angles to the longer axis of a geologic feature cut-off grade - when determining economically viable mineral reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined and processed at a profit cyanidation - the process of introducing cyanide to ore to recover gold diamond drilling - rotary drilling using diamond-set or diamond-impregnated bits, to produce a solid continuous core of rock dip - the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure disseminated - where minerals occur as scattered particles in the rock doré - unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold fault - a surface or zone of rock fracture along which there has been displacement feasibility study - a definitive engineering and economic study addressing the viability of a mineral deposit taking into consideration all associated technical factors, costs, revenues and risks fold - a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage footwall - a geological or mining term meaning the rock below a fault or vein, or underlying a natural feature, or the mining floor formation - a distinct layer of sedimentary rock of similar composition graphitic phyllite - a low-grade metamorphic rock with graphitic carbon galamsey - an informal and usually unauthorized miner or miners (Ghana) typically using primitive methods geochemistry - the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geochemical prospecting - a prospecting technique which measures the content of certain metals in soils and rocks used to define anomalies for further testing geophysics - the study of the mechanical, electrical and magnetic properties of the earth’s crust.

geophysical - surveys - a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth’s surface geotechnical - the study of ground stability

grade - quantity of metal per unit weight of host rock.

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

Tarkwaian - a scattered group of mainly shallow water sedimentary rocks of Proterozoic age named after the town of Tarkwa in southern Ghana where they were found to be gold bearing tonne metric tonne, equal to 1,000 kilograms or 2,204.6 pounds total cash cost per ounce - is equal to total production costs as found on our consolidated statement of operations less depreciation, depletion, amortization and asset retirement obligation accretion divided by the number of ounces of gold sold during the applicable period. (this definition is consistent with the Gold Institute’s definition)

total production cost per ounce - is equal to total production costs as found on our consolidated statement of operations divided by the ounces of gold sold in the period; total production costs include all mine-site operating costs, including the costs of mining, processing, maintenance, work in process inventory changes, mine-site overhead, production taxes and royalties, depreciation, depletion, amortization, asset retirement obligations and by-product credits, but does not include exploration costs, corporate general and administrative expense, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, foreign currency gains and losses, gains and losses on investments and income tax transition ore - is an ore zone lying between the oxide ore and the sulfide ore; ore material that is partially weathered and oxidized variogram/semi-variogram - graphical representation of the rate of change of grade with distance which is used to define parameters for controlling sample layout and resource modeling vein - a thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz volcanics - those originally molten rocks, generally fine grained, that have reached or nearly reached the earth’s surface before solidifying volcano-sedimentar - rocks composed of materials of both volcanic and sedimentary origin wall rock - the rock adjacent to a vein

weathering - near surface alteration and oxidation of minerals and rocks by exposure to the atmosphere or ground water wire frame - a mesh of triangles used to define a volume in generating computerized geological models

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW OF GOLDEN STAR

Golden Star Resources Ltd. was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation of South American Goldfields Inc., a corporation incorporated under the federal laws of Canada, and Golden Star Resources Ltd., a corporation originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd. We are a Canadian international gold mining and exploration company producing gold in Ghana, West Africa. Our principal office is located at 10901 West Toller Drive, Suite 300, Littleton, Colorado 80127, and our registered office is located at 19th Floor, 885 West Georgia Street, Vancouver, British Columbia, Canada V6C 3H4. Our records office is located at 66 Wellington St. W., 42 PP nd floor, Box 20, Toronto Dominion Bank Tower, Toronto Dominion Centre, Toronto, ON M5K 1N6. Our fiscal year ends on December 31.

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

Capacity of the processing plant at Bogoso is expected to vary between 4,200 and 4,500 tonnes per day in 2005 while processing transition and primary sulfide ores from the Plant-North pit at Prestea. Historical gold output at the Bogoso processing plant has typically ranged between 130,000 and 175,000 ounces per year. In 2004 we produced and sold 147,875 ounces, approximately 15% less than the 174,315 ounces sold in 2003 due primarily to lower plant throughput and, as expected, lower recoveries from processing refractory transitional and primary sulfide ores. Historical and projected production from Bogoso/Prestea is shown on the “Gold Production and Cash Costs” table below.

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

Moto Gold Mines - In October 2004 we acquired a 9.5% interest in Moto Goldmines Limited (“Moto”) for $4.1 million. Moto controls the approximate 4,700 square kilometer Moto concessions located in the north east of the Democratic Republic of Congo. The Moto concessions form part of the Kilo-Moto gold belt which has historical production in excess of 11 million ounces with over two million ounces mined from ten small mines within the central 35 square kilometers on the Moto concessions.

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

				2005
PRODUCTION AND CASH COST PER OUNCE(1)	2002	2003	2004	Projected
BOGOSO/PRESTEA
Ounces (thousands)	124.4	174.3	147.9	140 - 170
Total Production Cost ($/oz)	235	216	323	250 - 270
Cash Operating Cost ($/oz)	193	166	250	190 - 210
Total Cash Cost ($/oz)	215	184	264	202 - 212
WASSA(2)
Ounces (thousands)	—	—	—	100 - 120
Total Production Cost ($/oz)	—	—	—	380 - 400
Cash Operating Cost ($/oz)	—	—	—	280 - 300
Total Cash Cost ($/oz)	—	—	—	292 - 312
CONSOLIDATED
Total Ounces(3) (thousands)	124.4	174.3	147.9	240 - 290
Consolidated Total Production Cost ($/oz)	235	216	323	304 - 324
Consolidated Cash Operating Cost ($/oz)	193	166	250	230 - 250
Consolidated Total Cash Cost ($/oz)	215	184	264	240 - 259

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

Included in Bogoso/Prestea’s proven mineral reserves for the year-end 2004 and 2003 are stockpiled ore of 0.3 and 0.8 million tonnes at an average grade of 2.69 g/t and 2.40 g/t, respectively. The table below summarizes the stockpiled ore tonnage and grade:

STOCKPILES INCLUDED IN
RESERVES	As of December 31, 2004			As of December 31, 2003

Property	Tonnes	Gold Grade	Ounces	Tonnes	Gold Grade	Ounces
Mineral Reserve Category	(millions)	(g/t)	(millions)	(millions)	(g/t)	(millions)

Bogoso/Prestea
Proven Stockpiles:
Non-refractory	0.1	2.74	0.01	0.8	2.40	0.06
Refractory	0.2	2.64	0.02	—	—	—

Total Proven Stockpiles	0.3	2.69	0.03	0.8	2.40	0.06

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

Reconciliation of Proven and Probable Mineral Reserves(1)
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

Our measured and indicated mineral resources which are reported in this Form 10-K/A do not include that part of our mineral resources that have been converted to proven and probable mineral reserves, and have been estimated in conformance with definitions set out in NI 43-101. We have filed Technical Reports on our mineral reserves and mineral resources (mineral resources stated in the Technical Reports include mineral reserves) for Bogoso/Prestea and Wassa as required in NI 43-101. See our “Glossary of Terms”.

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

The following table summarizes our estimated non-reserves – (measured and indicated mineral resources) as of December 31, 2004 and December 31, 2003:

NON-RESERVES - MEASURED AND
INDICATED MINERAL RESOURCES (1)	As of December 31, 2004		As of December 31, 2003

Property	Tonnes	Gold Grade	Tonnes	Gold Grade
Mineral Resource Category	(millions)	(g/t)	(millions)	(g/t)

Bogoso/Prestea (2)
Measured	7.8	1.55	11.3	2.44
Indicated	26.0	2.13	15.9	2.54

	33.8	2.00	27.2	2.50

Wassa (3)
Measured	—	—	—	—
Indicated	9.7	0.96	9.4	0.96

	9.7	0.96	9.4	0.96

Total
Measured	7.8	1.55	11.3	2.44
Indicated	35.7	1.81	25.3	1.95

Total Measured and Indicated	43.5	1.76	36.6	2.10

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

(4) The attributable share of tonnes for the year-ended 2004 and 2003 were 39.2 and 32.9 million tonnes, respectively.

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

Our inferred mineral resources, which are reported in this Form 10-K/A, do not include that part of the mineral resources converted to proven and probable mineral reserves or measured and indicated mineral resources, and have been estimated in conformance with definitions set out in NI 43-101. We have filed Technical Reports on our mineral reserves and mineral resources (mineral resources stated in the Technical Reports include mineral reserves) for Bogoso/Prestea and Wassa as required in NI 43-101. See our “Glossary of Terms”.

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

The following table summarizes our estimated non-reserves – inferred mineral resources as of December 31, 2004 and December 31, 2003:

NON-RESERVES - INFERRED
MINERAL RESOURCES	As of December 31, 2004		As of December 31, 2003

	Tonnes (1)	Gold Grade	Tonnes (1)	Gold Grade
Property	(millions)	(g/t)	(millions)	(g/t)

Bogoso/Prestea (2)	47.4	2.23	29.7	2.43
Wassa (3)	13.2	1.32	30.8	1.27
Prestea Underground (4)	1.6	8.58	1.6	8.58
Paul Isnard (5)	8.2	1.78	8.2	1.78

Total Inferred	70.4	2.15	70.3	1.99

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

AVAILABLE INFORMATION

We make available, free of charge, on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet address is www.gsr.com. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K/A.

RISK FACTORS

You should consider the following discussion of risks in addition to the other information contained in or included by reference in this Form 10-K/A. In addition to historical information, the information in this Form 10-K/A contains “forward-looking” statements about our future business and performance. Our actual operating results and financial performance may be very different from what we expect as of the date of this Form 10-K/A. The risks below address material factors that may affect our future operating results and financial performance.

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

The price of our common shares, our financial results and our exploration, development and mining activities have previously been, and would in the future be, significantly adversely affected by a substantial or extended decline in the price of gold. The price of gold is volatile and is affected by numerous factors beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold-producing countries throughout the world. Any drop in the price of gold adversely impacts our revenues, profits and cash flows. In particular, a sustained low gold price could:

•	cause suspension of our mining operations at Bogoso-Prestea or at Wassa, if such operations become uneconomic at the then-prevailing gold price, thus further reducing revenues;

•	cause us to be unable to fulfill our obligations under our agreements with our partners or under our permits and licenses which could cause us to lose our interests in, or be forced to sell, some of our properties;

•	halt or delay the development of new projects; and

•	reduce funds available for exploration, with the result that deple ted reserves are not replaced.

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

We had annual earnings of $2.6 million, $22.0 million and $4.9 million in 2004, 2003 and 2002, respectively. We reported net losses of $20.6 million, $14.9 million and $24.4 million in 2001, 2000 and 1999, respectively. Numerous factors, including declining gold prices, lower than expected ore grades or higher than expected operating costs, and imp airment write-offs of mine property and/or exploration property costs, could cause us to become unprofitable in the future. Any future operating losses could make financing our operations and our business strategy, or raising additional capital, difficult or impossible and could materially and adversely affect our operating results and financial condition.

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

Our revenues are in US dollars, and we maintain most of our working capital in US dollars or US dollar-denominated securities. We convert our US funds to foreign currencies as payment obligations become due. Accordingly, we are subject to fluctuations in the rates of currency exchange between the US dollar and these currencies, and such fluctuations could materially affect our financial position and results of operations. A significant portion of the operating costs at Bogoso/Prestea and Wassa is based on the Ghanaian currency, the Cedi. We are required to convert into Cedis only 20% of the foreign exchange proceeds that we receive from selling gold, but the Government of Ghana could require us to convert a higher percentage of such sales proceeds into Cedis in the future. In addition, we currently have future obligations that are payable in Euros, and receivables collectible in Euros. We obtain construction and other services and materials and supplies from providers in South Africa and other countries. The costs of goods and services could increase due to changes in the value of the US dollar or the Cedi, the South African Rand or other currencies, such as the recent decrease in the value of the US dollar relative to other currencies. In addition, such changes may increase the salary costs of expatriate employees who are currently being paid in US dollars. Consequently, the operation and development of our properties might be more costly than we anticipate. Implementation of a currency hedging program may not adequately protect us from the effects of fluctuation in currency exchange rates.

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

We are subject to a number of operational hazards that can delay production or result in liability to us.

Our activities are subject to a number of risks and hazards including:

•	environmental hazards;

•	discharge of pollutants or hazardous chemicals;

•	industrial accidents;

•	labor disputes and shortages;

•	illegal miners and illegal mining;

•	community relocation issues;

•	community related delays;

•	shortage of trained managers and professionals;

•	supply and shipping problems and delays;

•	shortage of equipment and contractor availability;

•	difficulty in applying technology such as bio -oxidation processing;

•	unusual or unexpected geological or operating conditions including ore losses and dilution;

•	slope failures;

•	cave -ins of underground workings;

•	failure of pit walls or dams;

•	fire;

•	changes in the regulatory environment; and

•	natural phenomena such as inclement weather conditions, floods and earthquakes.

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

Gold exploration, including the exploration of the Prestea Underground, involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in gold exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our gold exploration efforts will be successful. The success of gold exploration is determined in part on the following factors:

•	the identification of potential gold mineralization based on superficial analysis;

•	availability of prospective land;

•	availability of government -granted exploration permits;

•	the quality of our management and our geological and technical expertise; and

•	the capital available for exploration and development.

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

Our insurance coverage could be insufficient.

Our business is subject to a number of risks and hazards generally, including:

•	adverse environmental conditions;

•	industrial accidents;

•	labor disputes;

•	unusual or unexpected geological conditions;

•	ground or slope failures;

•	cave -ins;

•	changes in the regulatory environment;

•	natural phenomena such as inclement weather conditions, floods and earthquakes; and

•	political risks including expropriation, anarchy, terrorism and civil war.

Such occurrences could result in:

•	damage to mineral properties or production facilities;

•	personal injury or death;

•	loss of legitimate title to properties;

•	environmental damage to our properties or the properties of others;

•	delays in mining;

•	monetary losses; and

•	possible legal liability.

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

PROPERTY STATUS TABLE

The chart below summarizes information regarding certain of our properties, which are described in further detail below:

2004
Property	Type of Interest	Expiration Date	Property size	Status	Comments
Bogoso (Ghana)	Government granted mining leases held by a 90% owned subsidiary	8/21/2017 8/16/2018	95 km2	Active	Mining stage
Prestea (1) (Ghana)	Government granted mining lease held by a 90% owned subsidiary	7/6/2031	129 km2	Active	Mining stage
Wassa (Ghana)	Government granted mining lease held by a 90% owned subsidiary	9/16/2022	102 km2, another 172 km2 applied for	Active	Mining stage
Prestea Underground (Ghana)	Government granted mining lease, 81% (2) beneficial interest	7/6/2031	129 km2, lies directly below Prestea surface lease	Active	Exploration stage
Dunkwa- Mampon (Ghana)	Prospecting License	12/19/04 Renewals Pending	66 km2	Active	Development stage
Dunkwa-Mansiso (Ghana)	Exploration Leases	Various	56 km2	Active	Exploration stage
Akropong Trend (Ghana)	Option agreements	Various	697 km2	Active	Exploration stage

2004
Property	Type of Interest	Expiration Date	Property size	Status	Comments
Obuom (Ghana)	52% interest in joint venture	Renewals Pending	44 km2, another 101 km2 applied for	Inactive	Exploration stage
Other Africa	Various	Various	approximately 750 km2	Active	Exploration stage
Saramacca (Suriname)	Government granted right of exploration and option agreements	Renewals Pending	871 km2	Active	Exploration stage
Bon Espoir (French Guiana)	PER (Permit Exclusif de Recherches). 100% ownership	10/31/2006	466 km2	Active	Exploration stage
Paul Isnard (French Guiana)	8 Concessions. 53% ownership	12/31/2018	150 km2	Inactive	Exploration stage
	PER (Permit Exclusif de Recherches). 53% ownership Pending	12/1/2002 Renewals	283 km2	Inactive	Exploration stage

(1)	Includes the Bondaye development stage property

(2)	The Prestea Underground Joint Venture, which owns Prestea Underground, is owned 90% by BGL, our 90% owned subsidiary.

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

Ghanaian Environmental Regulations

Golden Star acquired a 90% beneficial interest in the Bogoso mine in 1999 and has maintained continuous operations of the pits and the processing plant since that time. As required by environmental regulations, an environmental management plan (EMP) was prepared in 2000 and submitted to the EPA. The EMP was due for renewal in 2003, but with the interim acquisition of the Prestea property this renewal was deferred, and BGL technically became out of compliance with Ghanaian regulations. After discussions with the EPA, we decided to combine Bogoso and Prestea into a single EMP for the whole operation, as the consolidation of the Bogoso and

Prestea properties in 2003 led to the opportunity for significant synergies in environmental management. Consequently a new EMP was submitted to the EPA in the third quarter of 2004. Acceptance of the EMP by the EPA will allow BGL to apply for an Environmental Certificate, which will bring the company back into full compliance with regulations. As an integral part of this process, we are negotiating with the EPA regarding the posting of a reclamation bond for the combined Bogoso/Prestea properties, and it is expected that agreement on the bonding arrangements will be completed during second quarter of 2005. The environmental reclamation bonds for Bogoso/Prestea and Wassa are expected to be for approximately $9.0 million and $3.9 million respectively. We plan to fund these obligations with a combination of cash on hand and letters of credit. Wassa is fully permitted and in compliance with all environmental requirements.

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

Operating Results for Bogoso/Prestea

The following table displays historical operating results at Bogoso/Prestea.

Bogoso/Prestea Operating Results	2004	2003	2002
Ore milled (t)	1,650,412	2,093,600	2,271,747
Rate (t/day)	4,526	5,736	6,223
Grade milled (g/t)	4.09	3.29	2.31
Recovery %	67.3	81.2	74.4
Total gold production (oz) (1)	147,875	174,315	124,400
Cash operating cost ($/oz)	250	166	193
Total cash cost ($/oz)	264	184	215

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

Bogoso/Prestea Expansion Project

The known mineral reserves at Bogoso/Prestea can be grouped into two general ore categories based on the metallurgy of the ore and are known as non-refractory and refractory. Non-refractory ores can be processed through the Bogoso processing plant as currently configured. This category includes oxide ore, non-refractory sulfide ore and non-refractory transition ore. Refractory ores are classified as either sulfide or transition, and these ores cannot be successfully processed by the existing Bogoso processing plant without first pre-oxidizing the ore.

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

To facilitate efficient processing of the refractory sulfide ore and certain of the more refractory transition ores, major modifications are required to the existing Bogoso processing plant. At its January 2005 meeting, our Board of Directors approved in principle the upgrading of the Bogoso processing plant to process 3.5 million tonnes per annum and the installation of a BIOX ® circuit. The approval is subject to the formalization of the necessary environmental approvals which is expected in the second quarter of 2005. Construction of the BIOX ® circuit is timed to coincide with the depletion of the remaining non-refractory ores at Prestea in the second half of 2006. We expect construction of the expanded processing plant and the BIOX ®. circuit to be completed in 2006 following an approximately 15 to 18 month construction period after which Bogoso would process refractory sulfide, transition and non-refractory sulfide ores from Bogoso.

Upon completion of the BIOX ® upgrade, the Bogoso processing plant is expected to have a nominal capacity of 3.5 million tonnes per annum to process refractory ores from our Bogoso and northern Prestea pits, where we currently have proven and probable refractory reserves of approximately 20.5 million tonnes at an average grade of 2.81 grams per tonne. Gold production from the Bogoso processing plant, following the expansion and installation of the BIOX ® circuit and the expansion of the mining fleet, is expected to average approximately 270,000 ounces per annum and to vary between 260,000 to 290,000 ounces per annum at an average cash operating cost between $250 to $270 per ounce after commercial production is achieved. We estimate the capital cost for the BIOX ® upgrade at the Bogoso processing plant to fall between $80 and $85 million, excluding the $20 million cost to expand the existing mining fleet.

The BIOX ® process is designed to treat refractory gold ores prior to cyanidization by utilizing naturally occurring bacteria capable of oxidizing gold-bearing sulfide concentrates under controlled conditions. Prior to the BIOX ® processing, the ore will be crushed and ground utilizing existing equipment. A combination of flotation and gravity circuits, including circuits already in-place, will then separate a sulfide concentrate from the ore slurry with the gold locked in the matrix of the sulfide minerals. The bacteria used in the BIOX ® process oxidize the sulfide minerals in the concentrate thereby liberating the gold particles which are then recovered by cyanidation. The bacteria used in the BIOX ® process are non-pathogenic and pose no health risks.

The proprietary BIOX ® process has been used to treat refractory gold ores and concentrates for over 18 years. A total of six BIOX ® operations have been successfully commissioned since commercialization of the process of which four are still operating. Two new BIOX ® plants are currently under construction, the Suzdal plant in Kazahstan and the Fosterville plant in Australia, which are scheduled for commissioning during 2005. Four additional BIOX ® plants are now in various stages of development and are currently scheduled for commissioning during 2005 and 2006.

One of the larger bio-oxidation plants which were built by GRD Minproc in the mid-1990s, is located at AngloGold Ashanti’s Obuasi mine, which is also located on the Ashanti gold trend, 130 kilometers northeast of Bogoso/Prestea. We believe that the sulfide mineralization at Obuasi is similar to the Bogoso/Prestea material. Our metallurgical assessment of the suitability of the bio-oxidation process for Bogoso/Prestea ores has been a four-year project. The work has involved metallurgical assessments on some 32 samples representative of the current sulfide reserves, including a flotation, BIOX ® and neutralization pilot plant program on a nine-tonne bulk sample compiled by the blending of approximately 90 diamond drill hole cores.

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

Mineral Reserves and Non-Reserve Mineral Resources at Bogoso/Prestea

Bogoso/Prestea has proven and probable mineral reserves of 30.9 million tonnes with a grade of 2.83 g/t containing approximately 2.81 million ounces of gold (before a reduction for the 10% minority interest). Total measured and indicated mineral resources total 33.9 million tonnes with a grade of 1.99 g/t before a reduction for the 10% minority interest. The current proven and probable mineral reserves should support mining operations for approximately ten years, although we expect the mine life to be extended as we continue to evaluate mineral resources through ongoing exploration efforts. See the Proven and Probable Mineral Reserves table and the Non-Reserves – Measured and Indicated Mineral Resource table in Item 1 of this Form 10-K/A.

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

During 2004 25 meter spaced infill drilling was initiated over the Beta Boundary resource focusing on the proposed southern pit area. In order to determine the continuity of mineralization between the old underground mining areas and the bottom of planned open pits at Beta Boundary we drilled below these proposed pits. This deeper drilling indicates that the zones of mineralization below the proposed pits are narrowing or have been partially exploited by historical under ground mining. Infill drilling in the areas of the proposed pits has confirmed the zones previously interpreted, however several zones have been depleted by the illegal mining activity. The areas of illegal mining activity have been surveyed and these areas will be removed from the mineralized material and reserve estimates for the 2004 year end statement. Drilling at Beta Boundary totaled approximately 8,300 meters during 2004. Drilling at the northern Beta Boundary pit has been hindered by the illegal miners operating in the area. We are currently conferring with the government on a plan to remove the illegal miners and will initiate the infill drilling of the Northern Beta Boundary pits when they have been removed.

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

A magnetic and radiomagnetic helicopter-borne geophysical survey was carried out over the Bogoso/Prestea and Akropong concessions. The survey was flown at 50m line spacing using a horizontal gradient array and totalled 9,000 line km for a cost of $0.2 million. The Bogoso/Prestea survey encompassed 5,500 line km while the Akropong area was flown with 3,500 line km. The Bogoso/Prestea survey has led to a better definition of the underlying geology in particular the Birimian - Tarkwaian boundary. Due to it’s high resolution subtle features such as potential alteration halos have become apparent. Additional data gained from this survey which will aid the company in the long run are radiometrics and a detailed DTM.

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

Immediately following acquisition we began a drilling program and engineering studies designed to evaluate the economic viability of the property as a conventional 10,000 tonne per day CIL gold operation. Based on initial drill results and engineering data, a feasibility study was begun shortly after acquisition and was completed in July 2003. In July 2003 we announced that the project would proceed and construction of the CIL processing plant would commence immediately. The feasibility study was prepared by our staff supported by a team of independent consultants led by Metallurgical Design and Management (Pty) Ltd. (“MDM”) of South Africa. In July 2003 we also awarded a fixed-price contract to MDM to construct the new CIL processing plant and associated processing facilities.

While we experienced significant construction delays during 2004, the construction phase of the Wassa project was substantially complete by December 31, 2004 except for the power line which is now under construction and which we expect to complete by mid-year 2005. Following discussions in November 2004, our contract with MDM was terminated on November 29, 2004. All of the required power line permits have been obtained, and all of the material power line construction equipment has been delivered and staged for construction or is on order. While the power line is still under construction, the existing powerhouse at Wassa should generate all of the power needed to fully operate the processing plant and associated facilities until the connection to the local power grid is completed.

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

Our 2005 mining plan involves processing most of the heap leach material left on the pads by the former owner which will furnish a low cost ore feed to the new plant during its first year of operations and will also clear the pad area for use as a tailings dam site. Mining will be performed initially using a mixture of equipment transferred from Bogoso/Prestea and contract equipment until new equipment is procured. During 2005 we anticipate feeding the Wassa plant with approximately 45% heap leach material and 55% open pit ore. Recoveries are expected to average between 87% and 90% with recoveries from heap leach material and open pit ore ranging from 80% to 90% and 83% to 95%, respectively. During 2005 we expect to produce between 100,000 and 120,000 ounces of gold at Wassa at an average cash operating cost between $280 and $300 per ounce. We expect production costs to be higher than this in the first half of 2005 due to the higher costs of operating the power house. In the second half of 2005 cash operating costs are expected to fall by $50 to $80 per ounce following completion of the power line and the acquisition of new mining equipment. After 2005, we expect annual gold production to exceed 140,000 ounces per year, at an average cash operating cost of between $200 and $220 per ounce.

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

Mineral Reserves and Mineral Resources at Wassa

Wassa has a probable mineral reserve of 19.3 million tonnes with a grade of 1.31 g/t containing approximately 0.81 million ounces of gold before the reduction for the 10% minority interest. Total indicated mineral resources consist of 1.7 million tonnes with a grade of approximately 2.44 g/t before a reduction for the 10% minority interest. The current mineral reserves should support mining operations for approximately five years at planned mining rates. See the Proven and Probable Mineral Reserves table and the Non-Reserves – Measured and Indicated Mineral Resource table in Item 1 of this 10-K/A.

Exploration at Wassa

Exploration activities at Wassa during 2004 concentrated on completion of in-fill drilling of inferred mineral resources. Drilling results indicated that the mineralized corridors continue at depth with variable grade as has been observed closer to surface. The new drilling results were used for the estimation of the Wassa mineralized materials and reserves.

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

Bondaye Project

In addition to the BIOX ® expansion described above, we are in the process of investigating the addition of a second processing plant at Bogoso/Prestea to process oxide, non-refractory sulfide and transition ores from the southern areas of the Prestea property. In July 2003 we purchased a used 4,500 tonne per day conventional CIL processing plant, associated stores inventory, and a six-megawatt powerhouse from an inactive mine site in Ghana. This facility was dismantled in during 2003 and the plant was moved to Prestea in 2004 where it was refurbished. The power plant is currently being used at Wassa. With the appropriate modifications the plant should be able to process oxide, non-refractory sulfide and transition ores found at Prestea.

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

The Mampon Project (See also Dunkwa Properties)

The Mampon project, which is located within the Dunkwa properties, is approximately 35 kilometers north of the Bogoso processing plant. It was acquired in 2003, as part of the Dunkwa property acquisition. An analysis of the drilling and other geologic data provided by the former owner allowed us to establish a probable reserve at the Mampon property of approximately 1.0 million tonnes grading 5.16 grams per tonne or approximately 160,000 ounces of gold as of year-end 2004 which is accessible by open pit mining methods. These reserve estimates were determined in accordance with the policies and procedures set forth in the reserves section. The geology of the Mampon deposit is similar to the geology at Bogoso/Prestea. Our current plan is to haul the Mampon ore by truck to the Bogoso processing plant to supplement ores from the Bogoso/Prestea deposits.

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

PART II - OTHER INFORMATION

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

Summary of Financial Condition

(Amounts in thousands except per share data)

Canadian GAAP	As of Dec. 31, 2004	As of Dec. 31, 2003	As of Dec. 31, 2002	As of Dec. 31, 2001	As of Dec. 31, 2000

Working capital	$61,366	$96,784	$21,963	$(5,149)	$4,452
Current assets	78,846	104,935	32,843	9,636	12,960
Total assets	252,160	222,391	74,135	36,552	49,469
Current liabilities	17,480	8,151	10,880	14,785	8,508
Long-term liabilities	10,367	8,402	8,973	7,765	10,477
Shareholder’s equity	217,960	198,362	49,384	12,342	26,040

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
Canadian GAAP	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000

Revenues	$65,029	$64,370	$38,802	$24,658	$31,171
Net income/(loss)	2,642	21,956	4,856	(20,584)	(14,881)
Net income/(loss) per share — basic	0.019	0.198	0.067	(0.488)	(0.400)

US GAAP	As of Dec. 31, 2004	As of Dec. 31, 2003	As of Dec. 31, 2002	As of Dec. 31, 2001	As of Dec. 31, 2000

Working capital	$61,366	$96,784	$22,262	$(5,149)	$4,452
Current assets	78,846	104,935	33,391	9,636	12,960
Total assets	219,972	200,337	62,644	24,232	24,020
Current liabilities	17,480	8,151	10,880	14,785	8,508
Long-term liabilities	10,367	8,402	8,973	7,818	11,173
Shareholder’s equity	188,226	180,417	41,069	1,533	(478)

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
US GAAP	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000

Revenues	$65,029	$64,370	$38,802	$24,658	$31,171
Net income/(loss)	(9,146)	13,357	6,752	(5,352)	(12,465)
Net income/(loss) per share — basic	(0.066)	0.120	0.093	(0.126)	(0.330)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 22 to the consolidated financial statements.

In this Form 10-K/A, we use the terms “total production cost per ounce”, “total cash cost per ounce” and “cash operating cost per ounce”.

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

The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce”.

	2004	2003	2002
Ounces sold	147,875	174,315	124,400

	(in thousands of $)
Mining operation expense	$39,095	$32,125	$26,747
Depreciation, depletion & amortization	8,096	4,993	2,459
Accretion of asset retirement obligations	645	578	—
Total production costs – GAAP	$47,836	$37,696	$29,206
	(in $ per ounce)
Total production cost per ounce – GAAP	$323	$216	$235
Less depreciation, depletion & amortization	55	29	20
Less accretion of asset retirement obligations	4	3	—
Total cash cost per ounce	$264	$184	$215

Total cash cost per ounce	$264	$184	$215
Less royalties and production taxes	14	18	22
Cash operating cost per ounce	$250	$166	$193

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

TRENDS AND EVENTS

2004 Operational Summary

Gold production totaled 147,875 ounces in 2004, down from 174,315 ounces in 2003. Production during 2004 was adversely affected by mining and processing difficulties experienced in the latter part of the year as the Bogoso/Prestea processing plant transitioned from oxide ores to transition and non-refractory sulfide ores which are not as well suited for processing in the Bogoso processing plant as were the oxide ores milled earlier in the year. Start-up difficulties with the new flotation circuit and unusually high rainfall during the second and third quarters also reduced mine output and hampered efficient plant operations. To compensate for the ore shortage, the Bogoso processing plant supplemented the pit ore with stockpiled ores which were also not very well suited for processing in the Bogoso processing plant. The net result was a lower processing rate and reduced gold recovery which in turn reduced gold output and sales revenues as compared to 2003. Additional information on 2004 operations is contained below in the Result of Operations section.

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

The August 2004 Guyanor Restructuring Agreement provided for, among other things, a new business model for Guyanor as a metals royalty entity, restructuring of the inter-company debt owed by Guyanor to Golden Star and an opportunity for Golden Star to acquire a direct interest in certain French Guiana exploration assets. The restructuring plan accomplished the following during the year:

•	New management – Guyanor’s managing director resigned and a new managing director was appointed. The new management acquired nine million of Guyanor’s common shares from Golden Star for a nominal amount reducing Golden Star’s ownership of Guyanor to approximately 53%.

•	New business plan – Guyanor changed its business focus from gold exploration to metals royalties.

•	In line with the new focus, Guyanor and Golden Star each transferred their 50% ownership in the Yaou and Dorlin properties to a newly formed private company (managed by Guyanor’s former management). The new owner has agreed to pay a 0.5% production royalty to Guyanor and a 0.5% production royalty to Golden Star from any future gold production from Yaou and Dorlin.

•	The Class A and Class B shares were merged into a single class of stock which continues to trade on the Toronto Stock Exchange and the Nouveau Marché of the Paris Bourse.

•	Guyanor’s office in French Guiana was closed and all local French Guiana employees were terminated or transferred to Golden Star by year-end.

•	Exploration rights to Guyanor’s Paul Isnard property were optioned to Golden Star in an earn-in agreement that provides Golden Star the right to acquire up to 100% of the 433 square kilometer property via a series of option payments and exploration spending. Golden Star’s earn-in payments will be netted against the loan owed to Golden Star by Guyanor as of the date of the agreement.

•	Golden Star also purchased Guyanor’s French Guiana geologic data base, the $6.0 million price also being netted against the loan Guyanor owed to Golden Star.

•	Further provisions of the restructuring agreement resulted in Golden Star’s forgiveness of the remaining balance of the loan.

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

Change in Ore Type

The Bogoso processing plant completed processing Plant-North oxide ore during the second quarter of 2004 and subsequently processed exclusively transition and non-refractory sulfide ores from the Plant-North pit and from stockpiles during the balance of the year, resulting in lower production and increased production costs. The Bogoso processing plant is scheduled to continue processing transition and non-refractory sulfide ores until 2006 when construction of a BIOX ® bio-oxidation circuit is scheduled for completion, after which the Bogoso processing plant is expected to process refractory sulfide and transition ores.

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

Deferred Stripping Policy

We initiated a deferred waste stripping policy at the Plant-North pit on the Prestea property in the third quarter of 2004. In the past, most of our pits have been relatively shallow, short-lived and had relatively low stripping ratios because the Bogoso processing plant could effectively process only near surface ores that had been naturally oxidized by relatively shallow ground water. Shallow pits typically have relatively low and fairly constant waste-to-ore ratios over the life the pit. As such we did not utilize deferred stripping accounting prior to the third quarter of 2004. With recent Bogoso processing plant modifications we are now able to process certain of the deeper ores found at Prestea. As a result, we now anticipate deeper pits with longer lives and higher and more variable stripping ratios than in the past. .

Actual stripping ratios at the Plant-North pit were 2.3 to 1 during 2002, 3.4 to 1 during 2003, 5.5 to 1 for the first six months of 2004 and 5.9 to 1 for the second half of 2004. The increases in stripping ratio were all related to deeper mining at the Plant North pit at Prestea; stripping ratios were lower in early years when the pit was shallow, but as mining progressed to deeper levels more waste had to be removed to reach the deeper ore. A total of $1.4 million of Plant-North deferred waste stripping cost, which would have been included in operating costs under our previous policy, was capitalized in 2004. The actual stripping ratio since July 1, 2004 when this new new policy was adopted was 5.9 to 1 which exceeded the average estimated life-of-mine stripping ratio of 4.4 to 1. Engineering forecasts indicate that the Plant-North pit should continue to strip waste in excess of the average rate for the first nine months of 2005 followed by approximately three months of stripping below the average rate which will continue through the end of the pit’s life. At July 1, 2004, the date of the deferred stripping policy implementation, the average life-of-mine stripping ratio of 4.4 to 1 was based on our estimate that there were 17.42 million tonnes of waste remaining in the Plant-North pit and 3.92 million tonnes of ore.

The amount of stripping costs to be capitalized is calculated each quarter by determining the tonnes of waste moved in excess of the life-of-pit average and valuing them at the average mining cost per tonne during the period. Costs are recovered in periods when the actual tonnes of waste moved are less than what would have been moved at the average life-of-pit rate, such tonnes being valued at the rolling average cost of the waste tonnage amounts capitalized.

The capitalized component of waste rock removal costs is shown on our consolidated balance sheets on a line titled “Deferred Stripping”. The cost impact is included in the Statements of Operations in the line item titled “Mining operations”. In periods when the strip ratio exceeds the pit average, the costs of the excess stripping are excluded from our cost per ounce calculations. In periods when the strip ratio is less than the pit average, capitalized waste costs are added back to operating costs and included in cost per ounce calculations.

In early March 2005 an Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF issue 04-06 “Accounting for Stripping Costs in the Mining Industry”. The consensus was that deferred stripping costs should no longer be capitalized but rather should be considered a variable production cost. Transition provisions provide that deferred stripping will no longer be appropriate for fiscal years beginning after December 15, 2005. The EITF’s consensus will considered for ratification by the FASB Board March 30, 2005.

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

EXPANSION PROJECTS

Bogoso Processing Plant Upgrade

Planning and engineering continued during 2004 for the proposed Bogoso processing plant BIOX®  bio-oxidation conversion project. Current plans as approved in principle by our Board of Directors in January 2005 call for conversion of the Bogoso processing plant to a bio-oxidation process to treat 3.5 million tonnes per year of refractory sulfide and other ores from the Bogoso/Prestea property. In 2004 we issued a letter of intent to GRD Minproc Limited for the detailed design of the BIOX® circuit and to carry out the construction under a project management contract. Completion of detailed engineering is expected in the second quarter of 2005. We estimate that the total capital cost for the BIOX®  upgrade at the Bogoso processing plant to fall between $80 to $85 million, plus an additional $20 million for mining equipment. Separately, work on an environmental impact assessment is underway and we expect to present it to the authorities in the first quarter of 2005 and would expect to receive the environmental permits as early as the second quarter of 2005. Recent engineering studies have indicated that a larger-scale operation than was originally envisioned would add to the profitability of the project.

The proprietary BIOX ® bio-oxidation process has been used to treat refractory gold ores and concentrates for over 18 years. A total of six BIOX®   operations have been successfully commissioned since commercialization of the process, of which four are still operating. Two new BIOX®   plants are currently under construction, the Suzdal plant in Kazahstan and the Fosterville plant in Australia, which are scheduled for commissioning during 2005. Four additional BIOX®   plants are now in various stages of development and are currently scheduled for commissioning during 2005 and 2006.

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

South American Projects – Two years of surface sampling has identified a fairly extensive gold-in-soil anomaly at the Saramacca property in Suriname. We are planning to initiate core drilling at this project in 2005 and have budgeted $0.75 million for the work program. We spent approximately $0.2 million in 2004 to expand on the surface sampling initiated in the prior year.

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

Investing activities consumed a net $69.6 million of cash in 2004. Investing activities include the following:

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

At December 31, 2004 there was $51.7 million of cash and cash equivalents on hand. We anticipate capital spending of approximately $111 million in 2005 on the following projects:

CAPITAL SPENDING	Amount
	(millions)	Nature of Expenditures
Bogoso/Prestea	$9	Mining equipment and plant sustaining capital
BIOX Upgrade	58	Bogoso processing plant BIOX® conversion
Mampon	1	Feasibility studies, metallurgical testing
Prestea Underground	8	Exploration drilling and mine maintenance
Wassa	25	Power line construction, mining equipment, exploration and sustaining capital
Other	10	Deferred exploration and sustaining capital

Total	$111

If additional cash is needed in connection with the projects described above or in connection with future acquisitions, we may seek external debt or equity financing, although we may not be able to obtain the funds required on acceptable terms if at all. In addition to the equipment financing facility, we have mandated a group of banks and are seeking debt under a revolving credit agreement.

LOOKING AHEAD

Our main objectives in 2005 are:

•	Orderly and efficient mining of Prestea Plant-North ores to allow an adequate flow of transition and non-refractory sulfide ores to the Bogoso processing plant;

•	Commencement of commercial production at Wassa in the first quarter, followed by orderly and efficient operations;

•	Completion of permitting and reassessment/optimization of the Bondaye project;

•	Completion of permitting, planning, engineering and design work and initiation of construction of the Bogoso BIOX® conversion project;

•	Continued evaluation of the Prestea Underground potential;

•	A continued high level of exploration efforts; and

•	Continuation of efforts to identify and pursue acquisition and growth opportunities in Ghana and elsewhere.

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

Impairment Charges: We periodically review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable from continued operation of the asset. An asset impairment is considered to exist if the sum of all estimated future cash flows, on an undiscounted basis, are less than the carrying value of the asset. The determination of expected future cash flows requires numerous estimates about the future including gold prices, operating costs, gold recovery, reclamation spending, ore reserves and capital expenditures. A review of Bogoso/Prestea’s expected future cash flows as of December 31, 2004 indicated that there is no impairment at gold prices in excess of $355 per ounce and at Wassa there is no impairment at gold prices greater than $320 per ounce.

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

For a discussion of recent accounting pronouncements under US GAAP, see Note 22 to the Consolidated Financial Statements.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

TABLE OF CONTRACTUAL OBLIGATIONS

	Payments due by period (thousands)
		Less			More
Contractual Obligations		than	1-3	3-5	Than
(as of December 31, 2004)	Total	1 year	years	years	5 years
Long term debt	$2,974	$1,267	$1,527	$180	$—
Interest on long term debt	229	140	83	6	—
Operating lease obligations	582	140	291	151	—
Purchase obligations	200	200	—	—	—
Other long term liabilities reflected on the balance sheet under GAAP (1)	15,945	3,726	2,976	2,306	6,937

(1)	Other long term liabilities represent asset retirement obligations. Asset retirement obligations include several estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves which in turn determine the ultimate closure date, which in turn impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as “Asset retirement obligations” on the balance sheet of $8.7 million as of December 31, 2004. The amounts shown above are undiscounted to show full expected cash requirements.

This MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION includes information available to February 2, 2005. As of January 31, 2005 we had 142,346,703 common shares outstanding.

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

Foreign Currency Exchange Rate Risk

While our major operating units transact most of their business in US dollars, many purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African Rand and Ghanaian Cedis. As a result, currency exchange fluctuations may impact the costs incurred at our operations. Gold is sold throughout the world based principally on the US dollar price, but significant portions of our operating expenses and some of our capital purchases are incurred in currencies other than the US dollar. The appreciation of non-US dollar currencies against the US dollar increases production costs and the cost of capital assets in US dollar terms at mines located outside the US, which would adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies usually decreases production costs and capital asset purchases in US dollar terms.

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

A system of internal accounting and administrative controls is maintained by management in order to provide reasonable assurance that financial information is accurate and reliable, and that our assets are safeguarded. Limitations exist in all cost effective systems of internal controls. Our systems have been designed to provide reasonable but not absolute assurance that financial records are adequate to allow for the completion of reliable financial information and the safeguarding of our assets. In designing our system of internal controls we have used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commisson (COSO). We believe that the systems are adequate to achieve the stated objectives.

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

As of the date of filing this Form 10-K we are in the process of testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management report of the effectiveness of our internal controls over financial reporting and for our Independent Registered Public Accounting Firm to attest to this report. Golden Star is eligible for the 45 day extension of time allowed by the SEC for companies of a certain size to file this report and the attestation. We have elected to utilize this 45 day extension, and therefore, this Form 10-K does not include these reports. We anticipate completing this process and filing these reports in an amended Form 10-K, which we intend to file in April 2005. We are not aware of any material weakness in our internal controls over financial reporting and related disclosures as of December 31, 2004.

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

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Calgary, Alberta, Canada

February 2, 2005

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of US dollars except shares issued and outstanding)

	As of December 31,
ASSETS	2004	2003

CURRENT ASSETS
Cash and cash equivalents (Note 1)	$51,727	$89,970
Accounts receivable	3,592	790
Inventories (Notes 1 and 3)	15,366	12,661
Due from sale of property (Note 4)	1,000	1,000
Tax asset (Note 17)	1,542	—
Deposits (Note 5)	5,102	—
Prepaids	517	514

Total Current Assets	78,846	104,935

RESTRICTED CASH (Note 14)	3,351	3,317
DUE FROM SALE OF PROPERTY (Note 4)	—	1,000
LONG TERM INVESTMENTS (Note 6)	5,528	888
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 7)	7,452	9,108
PROPERTY, PLANT AND EQUIPMENT (Note 8)	28,653	18,202
MINING PROPERTIES (Note 9)	74,197	56,808
MINE CONSTRUCTION-IN-PROGRESS (Note 10)	51,159	27,376
DEFERRED STRIPPING (Notes 1 and 11)	1,357	—
OTHER ASSETS	1,617	757

Total Assets	$252,160	$222,391

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$7,010	$3,800
Construction retention payable	—	1,350
Other accrued liabilities	9,203	2,859
Current debt (Note 12)	1,267	142

Total Current Liabilities	17,480	8,151

LONG TERM DEBT (Note 12)	1,707	657
ASSET RETIREMENT OBLIGATIONS (Note 13)	8,660	7,745

Total Liabilities	27,847	16,553

MINORITY INTEREST	6,353	7,476

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First Preferred Shares, without par value, unlimited shares authorized. No shares issued	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 142,244,112 at December 31, 2004; 132,924,278 at December 31, 2003	342,494	326,623
CONTRIBUTED SURPLUS	2,040	955
DEFICIT	(126,574)	(129,216)

Total Shareholders’ Equity	217,960	198,362

Total Liabilities and Shareholders’ Equity	$252,160	$222,391

     The accompanying notes are an integral part of these consolidated financial statements.

By:	/s/ David K. Fagin — Director	By:	/s/ Peter J. Bradford — Director

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of US dollars except per share amounts)

	For the years ended December 31,
	2004	2003	2002

REVENUE
Gold sales	$60,690	$63,512	$38,091
Royalty income	3,049	—	—
Interest and other	1,290	858	711

	65,029	64,370	38,802

EXPENSES
Mining operations	39,095	32,125	26,747
Depreciation, depletion and amortization	8,096	4,993	2,459
Accretion of asset retirement amortization	645	578	—

Total production costs	47,836	37,696	29,206
Exploration expense (Note 1)	895	594	485
General and administrative expense	6,811	5,153	3,886
Corporate development expense	4,504	10	—
Option expense (Note 16)	1,386	403	—
Loss on equity investment	331	—	—
Abandonment and impairment of mineral properties	470	175	—
Loss on sale of assets	—	—	(425)
Interest	139	42	265
Foreign exchange (gain)/loss	280	(2,331)	(139)

Total expenses	62,652	41,742	33,278

INCOME BEFORE THE UNDERNOTED	2,377	22,628	5,524
Gain on sale of marketable securities	—	1,905	—
Omai preferred share redemption premium	—	—	170

Income before minority interest	2,377	24,533	5,694
Minority interest	(1,277)	(2,577)	(838)

NET INCOME BEFORE TAX	1,100	21,956	4,856
Income tax recovery (Note 17)	1,542	—	—

NET INCOME	$2,642	$21,956	$4,856

NET INCOME PER COMMON SHARE – BASIC (Note 18)	$0.019	$0.198	$0.067
NET INCOME PER COMMON SHARE – DILUTED (Note 18)	$0.018	$0.186	$0.063
WEIGHTED AVERAGE SHARES OUTSTANDING (millions of shares)	138.3	111.0	72.4

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Stated in thousands of United States dollars except share amounts)

					Equity
					Component
	Number of				of
	Common	Share	Contributed		Convertible
	Shares	Capital	Surplus	Warrants	Debentures	Deficit

Balance at December 31, 2001	49,259,548	$167,929	$—	$410	$545	$(156,511)

Shares issued	31,506,000	27,507	—	—	—	—
Issue costs	—	(2,558)	—	—	—	—
Shares issued under options	547,916	520	—	—	—	—
Shares issued under warrants	2,535,960	1,778	—	—	—	—
Stock bonus	107,000	78	—	—	—	—
Debenture conversions	2,994,278	2,903	—	—	(545)	—
Warrants issued	—	—	—	1,817	—	—
Warrants exercised	—	397	—	(397)	—	—
Warrants issued to acquire property	—	—	—	255	—	—
Other	450,000	400	—	—	—	—
Net income	—	—	—	—	—	4,856

Balance at December 31, 2002	87,400,702	198,954	—	2,085	—	(151,655)

Shares issued	33,030,000	107,598	—	—	—	—
Issue costs	—	(6,455)	—	—	—	—
Warrants issued	—	—	—	1,780	—	—
Warrants exercised	—	1,504	—	(1,504)	—	—
Option issued — net of forfeitures	—	(955)	955	—	—	—
Shares issued under options	1,518,420	2,858	—	—	—	—
Shares issued under warrants	8,167,956	8,595	—	—	—	—
Stock bonus	57,200	118	—	—	—	—
Shares issued to acquire property	2,750,000	12,045	—	—	—	—
Cummulative effect of change in accounting method	—	—	—	—	—	483
Net income	—	—	—	—	—	21,956

Balance at December 31, 2003	132,924,278	324,262	955	2,361	—	(129,216)

Warrants exercised	—	755	—	(755)	—	—
Option issued — net of forfeitures	—	—	1,218	—	—	—
Shares issued under options	767,180	1,239	(133)	—	—	—
Shares issued under warrants	8,494,609	14,332	—	—	—	—
Shares issued to acquire property	58,045	300	—	—	—	—
Net income	—	—	—	—	—	2,642

Balance at December 31, 2004	142,244,112	$340,888	$2,040	$1,606	$—	$(126,574)

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

See Note 19 for supplemental cash flow information. Cash and cash equivalents at December 31, 2004 consisted of $2.8 million in money market funds, $38.9 million of short-term (less than 90 days) investments and $10.0 million of cash in checking accounts.

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

Deferred Stripping

In open pit mines with multi-year lives and highly variable waste-to-ore stripping ratios over a pit’s life, we defer and subsequently recover waste removal costs in a manner that effectively allocates an equal share of the waste mining costs to each tonne of ore extracted. This practice is typically referred to as deferred stripping accounting and is widely used in the mining industry. Application of deferred stripping accounting results in a smoothing of the cost of waste-rock removal over the life of the pit rather than expensing the actual waste removal costs as incurred in each period. The full amount of the waste removal costs in the pit will not be expensed until the end of the pit life. When properly executed, a deferred waste stripping program will result in the deferred asset being fully amortized to zero balance when the last tonne of ore is removed from the pit.

Capitalized amounts are calculated each period by determining the tonnes of waste moved in excess of the life-of-pit average stripping ratio and valuing them at the average mining cost per tonne during the period. Costs are recovered in periods when the actual tonnes of waste moved are less than what would have been moved at the average stripping rate. The estimates required to be made in establishing and operating a deferred stripping program include the amount and location of ores reserves to be recovered and the amount of waste rock to be removed. Such estimates are subject to several uncertainties mainly related to the limited access to a buried ore body. Factors including fluctuating metal prices, unexpected changes in operating costs, discovery of additional reserves or discovery that certain areas of the mine thought to be ore bearing are not and unexpected changes in the geologic environment at depth can all impact the estimates used in a deferred stripping program. At least annually an engineering study evaluates the remaining ore and waste tonnages in the pit using the most recent information available and adjustments to the capitalization and recovery rates are made to insure that the capitalized costs will be appropriately expensed over the remaining ore reserve tonnes in the pit.

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

Capitalized waste-rock removal costs are shown on our consolidated balance sheet in a line titled “Deferred Stripping”. The cost impact is included in the statement of operations in the line titled “Mining operations”.

In early March 2005 an Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF issue 04-06 “Accounting for Stripping Costs in the Mining Industry”. The consensus was that deferred stripping costs should no longer be capitalized but rather should be considered a variable production cost. Transition provisions provide that deferred stripping will no longer be appropriate for fiscal years beginning after December 15, 2005. The EITF’s consensus will considered for ratification by the FASB Board March 30, 2005.

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

For a discussion of recent accounting pronouncements under US GAAP, see Note 22 to the Consolidated Financial Statements.

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

During 2004 when we acquired a 9.5% equity interest in Moto for $4.1 million. In addition to the common shares, we received warrants, which if exercised will raise our interest to 13.3%. This investment is carried as a long-term investment. The fair value of our investment in Moto remained at $4.1 million as of December 31, 2004.

7. Deferred Exploration and Development Costs

The consolidated property expenditures on our exploration projects for the year ended December 31, 2004 were as follows:

	Deferred					Deferred
	Exploration &					Exploration &
	Development	Capitalized			Reclassified	Development
	Costs	Exploration		Impairment	to Mining	Costs
	as of 12/31/03	Expenditures	Acquisitions	Write-offs	Property	as of 12/31/04

GHANA:
Bogoso Sulfide Project	$5,930	$—	$—	$—	$(5,930)	$—
Akropong Trend & Other Ghana	2,037	406	—	—	—	2,443
Prestea Property Projects	—	2,537	—	(470)	—	2,067
Beta Boundary	814	—	—		(814)	—
MALI:
Mininko	130	903	—	—	—	1,033
SIERRA LEONE
Mano River	—	758	—	—	—	758
FRENCH GUIANA:
Bon Espoir	—	—	501	—	—	501
Paul Isnard	—	—	256	—	—	256
SURINAME:
Saramacca	197	197	—	—	—	394

TOTAL	$9,108	$4,801	$757	$(470)	$(6,744)	$7,452

The Bogoso Sulfide Project and the Beta Boundary Project (now referred to as the Bondaye Project) were reclassified as Mining Properties during 2004.

Consolidated property expenditures for exploration projects for the year ended December 31, 2003 were as follows:

	Deferred				Deferred
	Exploration &				Exploration &
	Development	Capitalized			Development
	Costs	Exploration		Impairment	Costs
	as of 12/31/02	Expenditures	Acquisitions	Write-offs	as of 12/31/03

GHANA:
Obuom	$269	$9	$—	$—	$278
Bogoso Sulfide Project	3,621	119	2,190	—	5,930
Akropong Trend & Other Ghana	787	972	—	—	1,759
Beta Boundary	—	814	—	—	814
Other Bogoso Area Properties	—	109	—	(109)	—
MALI:
Mininko	—	130	—	—	130
FRENCH GUIANA:
Yaou	33	—	—	(33)	—
Dorlin	33	—	—	(33)	—
SURINAME:
Saramacca	—	197	—	—	197

TOTAL	$4,743	$2,350	$2,190	$(175)	$9,108

8. Property, Plant and Equipment

	As of December 31, 2004			As of December 31, 2003
			Property,			Property,
	Property,		Plant and	Property,		Plant and
	Plant and		Equipment	Plant and		Equipment
	Equipment at	Accumulated	Net Book	Equipment at	Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Bogoso/Prestea	$27,722	$5,057	$22,665	$15,765	$4,143	$11,622
Prestea Underground	238	—	238	227	—	227
Guyanor	1,969	1,951	18	1,985	1,952	33
Wassa	5,460	—	5,460	6,259	—	6,259
Corporate & other	1,060	788	272	782	721	61

Total	$36,449	$7,796	$28,653	$25,018	$6,816	$18,202

9. Mining Properties

	As of December 31, 2004			As of December 31, 2003
	Mine		Mine	Mine		Mine
	Property at	Accumulated	Property, Net	Property at	Accumulated	Property, Net
	Cost	Amortization	Book Value	Cost	Amortization	Book Value

Bogoso/Prestea	$43,420	$23,113	$20,307	$41,885	$16,856	$25,029
Prestea Underground	12,984	—	12,984	8,560	—	8,560
Wassa	9,653	—	9,653	9,778	—	9,778
Bogoso Sulfide	13,065	—	13,065	—	—	—
Mampon	13,676	—	13,676	13,441	—	13,441
Beta Boundary	4,512	—	4,512	—	—	—

Total	$97,310	$23,113	$74,197	$73,664	$16,856	$56,808

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

The Bogoso Sulfide project, and the Beta Boundary project at Prestea, which is expected to feed the proposed Bondaye processing plant, were deemed sufficiently advanced by early 2004 for reclassification as Mining Properties rather than as exploration properties. Reclassification was based upon having defined proven and probable reserves at both projects, completion of a feasibility study for the Bogoso Sulfide project showing it to be economically viable, and advanced engineering and design work on the Bondaye/Beta Boundary project which is now awaiting environmental permits. The Mining Properties costs associated with these two projects will be amortized over production ounces when gold production begins.

10. Mine Construction-in-Progress

Mine construction in progress represents costs incurred at the Wassa project subsequent to acquisition. The balance includes feasibility study costs, equipment purchases and construction costs, including interim payments to the construction contractor and development costs.

11. Deferred Stripping

We initiated a deferred waste stripping policy at the Plant-North pit at Prestea in the third quarter of 2004. In the past, most of our pits have been relatively shallow and short-lived because the Bogoso processing plant could effectively process only near-surface ores that had been naturally oxidized by relatively shallow ground water. With recent plant modifications we are now able to process certain deeper ores from Prestea. As a result we anticipate deeper pits with longer lives than in the past. Adoption of this policy resulted in deferral of $1.4 million of Plant-North waste stripping costs during the second half of 2004. There were no recoveries of stripping costs during 2004. We expect that the entire $1.4 million of deferred stripping costs will be recovered during 2005. The value of capitalized waste costs is included in the Mining Properties balance on our consolidated balance sheets. The cost impact is included in the statement of operations in the line titled “Mining operations”.

12. Debt

	As of	As of
	December 31,	December 31,
	2004	2003

Current debt:
Equipment financing loans — Bogoso (Note a)	$1,130	$—
Equipment financing loans – Wassa (Note b)	137	142

Total current debt	$1,267	$142

Long term debt:
Equipment financing loans — Bogoso (Note a)	1,198	—
Equipment financing loans – Wassa (Note b)	$509	$657

Total long term debt	$1,707	$657

(a)	In June 2004 an equipment financing credit facility of up to $25 million was established between Caterpillar Financial Services Corporation and BGL and WGL, subsidiaries of Golden Star, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for a mixture of new and used mining equipment and is available until April 2005. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate is fixed using the Federal Reserve Bank 2-year or 5-year swap rate plus 2.28% or we can opt for a floating interest rate of LIBOR plus 2.28%. As of December 31, 2004, $2.3 million had been drawn to purchase used equipment and is repayable in 24 equal monthly installments beginning December 2004 with an interest rate of 6.01%.

(b)	Caterpillar Financial Services Corporation - A $0.8 million installment loan was used to purchase mobile equipment at Wassa and is repayable in 60 equal monthly installments from December 2003 with an interest rate of 6.25%.

13. Asset Retirement Obligations

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

The changes in the carrying amount of the ARO during 2004 were as follows:

Asset Retirement Obligations	Year ended December 31, 2004
Balance at beginning of the year	$7,745
Accretion expense	645
Reclamation work performed	(730)
New AROs incurred during the period	1,000
Balance at December 31, 2004	$8,660

14. Commitments and Contingencies

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

(d) Environmental Bonding in Ghana - During 2004 the Ghana Environmental Protection Agency requested that we provide cash collateralized environmental reclamation bonds for both Bogoso/Prestea and Wassa. While the Environmental Protection Agency has not specified the exact amount of the required bonds, we expect, based on our cost estimates for required future reclamation spending, that the bonds will be approximately $9.0 million for Bogoso/Prestea and approximately $3.9 million for Wassa. We plan to fund these obligations with a combination of cash on hand and letters of credit.

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

(g) Mano River Joint Venture - We entered into a joint venture agreement in late 2003 to invest up to $6 million over four years in the Mano River project in Sierra Leone via an earn-in agreement with a junior exploration company which holds a group of gold exploration properties in Sierra Leone. The initial $6 million, if fully funded (we can terminate the agreement after spending $1.0 million) would yield a 51% interest in the joint venture. Further provisions of the joint venture agreement provide the opportunity to acquire up to 85% of the joint venture by continued long term funding. The joint venture agreement is subject to completion of documentation. Spending during 2003 was nil. Spending in 2004 totaled $0.8 million leaving $0.2 million left on our minimum commitment to the project.

(h) Mininko Joint Venture - In late 2003 we entered into a joint venture agreement, agreeing to fund exploration work on the Mininko gold property in Mali. Funding of $2.6 million would earn a 51% interest in the joint venture. We can terminate the joint venture after spending $0.4 million of which $0.1 million was spent in 2003. Spending during 2004 totaled $0.9 million. The joint venture agreement provides that we can earn up to an 82.5% interest by continued funding of exploration and development, if warranted.

15. Warrants

At December 31, 2004, there were two series of warrants outstanding to purchase a total of 8.8 million common shares. Of the total, 8.4 million were issued during 2003 and 0.4 million were issued during 2002 as follows:

		Warrants	Exercise		Expiration
Type:	Date issued	outstanding	price	Term	date
Broker warrants	July 24, 2002	385,000	Cdn$2.28	2 years(1)	July 24, 2005
Equity offering	February 14, 2003	8,448,334	Cdn$4.60	4 years	February 14, 2007
Total		8,833,334

(1)	The July 24, 2002 broker warrants are exercisable during a two-year period ending July 24, 2005.

During 2004, 8.5 million warrants were exercised resulting in cash proceeds of $14.3 million to Golden Star.

The warrants issued in conjunction with the February 14, 2003 equity offering are traded on the Toronto Stock Exchange under the symbol GSC.WT.A. There is no public market for the broker warrants.

16. Stock Based Compensation

(a) Stock Options - We have one stock option plan, the 1997 Stock Option Plan, as amended (the “GSR Plan”) and options are granted under this plan from time to time at the discretion of the Compensation Committee. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the GSR Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the market price of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Compensation Committee.

The following tables summarize information about options under the GSR Plan:

	2004		2003			2002
		Weighted-		Weighted-
		Average		Average		Weighted-
	Shares	Exercise Price	Shares	Exercise Price	Shares	Average Exercise
GSR Plan	(000s)	(Cdn$)	(000s)	(Cdn$)	(000s)	Price (Cdn$)
Outstanding at beginning of year	5,241	2.41	4,489	1.36	4,595	1.42
Granted	855	6.95	2,354	3.99	640	1.17
Exercised	(767)	2.12	(1,518)	1.73	(548)	1.49
Forfeited	(58)	4.31	(84)	2.92	(198)	1.76
Outstanding at end of year	5,271	3.17	5,241	2.41	4,489	1.36
Options vested and exercisable at year-end	4,140	2.54	3,803	1.81	4,006	1.40
Weighted-average fair value of options granted during the year		2.45		1.25		0.86

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding at	Average	Weighted-	Exercisable at	Weighted-
	December 31,	Remaining	Average	December 31,	Average
	2004	Contractual Life	Exercise Price	2004	Exercise Price
GSR Plan Range of Exercise Prices (Cdn$)	(000s)	(years)	(Cdn$)	(000s)	(Cdn$)
1.00 to 2.50	2,869	5.6	1.39	2,794	1.36
2.51 to 4.00	1,162	8.2	3.46	757	3.38
4.01 to 7.00	1,026	9.3	6.65	482	6.63
7.01 to 10.00	214	8.9	8.83	107	8.83
All options	5,271	7.1	3.17	4,140	2.54

Options granted during 2004:

	Number of			Total Fair
Date	Options	Strike Price	Fair Value per	Value	Option
Granted	(000s)	(Cdn$)	option (Cdn$)	(000s of Cdn$)	Life
May 14, 2004	855	6.95	2.45	2,094	10 years
Total	855	6.95	2.45	2,094	10 years

Options granted during 2003:

	Number of			Total Fair
Date	Options	Strike Price	Fair Value per	Value	Option
Granted	(000s)	(Cdn$)	option (Cdn$)	(000s of Cdn$)	Life
January 30, 2003	1,134	3.14	0.96	1,093	10 years
March 21, 2003	225	2.39	0.90	203	10 years
July 30, 2003	556	4.00	1.17	648	10 years
September 18, 2003	225	5.25	1.94	436	10 years
October 30, 2003	32	7.45	2.21	71	10 years

	Number of			Total Fair
Date	Options	Strike Price	Fair Value per	Value	Option
Granted	(000s)	(Cdn$)	option (Cdn$)	(000s of Cdn$)	Life
December 18, 2003	182	9.07	2.67	486	10 years
Total	2,354	3.99	1.25	2,937	10 years

The fair value of options granted during 2004, 2003 and 2002 were estimated at the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected volatility	36%	34%	89% to 102%
Risk-free interest rate	3.72% - 4.06%	3.01% - 4.46%	3.68% - 4.47%
Expected lives	3.5 to 5 years	3.5 to 5 years	5 years
Dividend yield	0%	0%	0%

In November 2003 the Accounting Standards Board of the Canadian Institute of Certified Accountants amended CICA Handbook CICA 3870, – “Stock-based Compensation and other Stock-based Payments” to require expensing of all stock based compensation awards for fiscal years beginning on or after January 1, 2004. In light of this development we adopted the new provision of CICA 3870 in 2003. As a result, we recognized stock based compensation expense of approximately $1.4 million and $1.0 million in 2004 and 2003 respectively for stock options granted during 2004 and 2003. During 2003 approximately $0.5 million of the total option expense was included in mining operations expense.

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
Future tax assets:
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

A reconciliation of expected income tax on net income before minority interest at statutory rates with the actual expenses (recovery) for income taxes is as follows:

	2004	2003	2002
Net income before minority interest	$2,377	$24,533	$5,694
Statutory tax rate	32.1%	34.1%	36.1%
Tax expense (recovery) at statutory rate	763	8,365	2,057

Enacted future tax rate reductions	—	(490)	(228)
Foreign tax rates	(152)	(6,489)	(797)
Change in tax rates	—	—	5,870
Nondeductible portion of capital losses	3,174	—	—
Expired loss carryovers	1,450	2,866	1,861
Ghana investment allowance	(316)	(636)	(339)
Nondeductible stock option compensation	445	129	—
Nondeductible expenses	119	—	—
Tax loss on sale of Guyanor shares	(2,898)	—	—
Loss carryover not previously recognized	4,447	—	(9,766)
Ghana property basis not previously recognized	(2,733)	716	(5,571)
Change in future tax assets due to exchange rates	(3,919)	(8,283)	(3,214)
Change in valuation allowance	(1,922)	3,822	10,127
Income tax expense (recovery)	$(1,542)	$—	$—

During 2004, 2003 and 2002, we recognized $0.3 million, $6.4 million and $2.6 million, respectively, of share offering costs. Shareholders’ equity has been credited in the amounts of $0.1 million, $2.1 million and $0.8 million for the tax benefits of these deductions; however a valuation allowance had been provided against their full amount.

The $1.5 million provision for taxes is a deferred foreign provision.

At December 31, 2004 we had loss carryovers expiring as follows:

	Canada	Ghana	France
2005	$10,187	$—	$—
2006	2,508	—	—
2007	344	—	—
2008	1,837	—	—
2009	2,265	—	—
2010	1,134	—	—
2011	6,723	—	—
Indefinite	39,583	65,377	73,215
Total	$64,582	$65,377	$73,215

18. Earnings per Common Share

The following table provides a reconciliation between basic and diluted earnings per common share:

	For the years ended December 31,
	2004	2003	2002
Net Income/(Loss)	$2,642	$21,956	$4,856

Shares (in millions)
Weighted average number of common shares	138.3	111.0	72.4
Dilutive Securities:
Options	2.9	2.7	1.6
Warrants	2.5	4.2	2.7
Weighted average number of dilutive common shares	143.7	117.9	76.7

Basic Income/(Loss) Per Common Share	$0.019	$0.198	$0.067
Diluted Income/(Loss) Per Common Share	$0.018	$0.186	$0.063

19. Supplemental Cash Flow Information

The following is a summary of non-cash transactions:

	For the years ended December 31,
	2004	2003	2002
Investing:
Prestea acquisition costs paid with common shares	$—	$—	$(400)
Common shares issued for Prestea acquisition cost	—	—	400
Receivable on sale of property	—	—	(3,000)
Acquisition, deferred exploration and development	—	—	3,000
Wassa property acquisition
Property, plant and equipment	—	—	(4,120)

	For the years ended December 31,
	2004	2003	2002
Reclamation liability assumed	—	—	2,302
Assumption of bank debt	—	—	1,818
Minority interest in Prestea Underground joint venture	—	—	2,400
Mine property Prestea Underground joint venture	—	—	(2,400)
Warrants issued for Obuom acquisition	—	—	255
Obuom property acquisition	—	—	(255)
Acquisition of properties in French Guiana	—	—	(66)
Guiana Shield transaction property exchange	—	—	66
Barnex royalty buy-back	—	12,045	—
Common shares issued for Barnex royalty buy-back	—	(12,045)	—
Common shares issued to purchase Goldfields Minière S.A.	300	—	—
Acquisition of Investment in Goldfields Minière S.A.	(300)	—	—
Acquisition of minority interest in Prestea Underground:
Minority interest	(2,400)	—	—
Mining Property	2,400	—	—
Financing:
Equity component of convertible debentures	—	—	(545)
Common shares issued upon conversion of convertible debentures	—	—	2,903
Conversion of convertible debentures	—	—	(2,358)

There was no cash paid for income taxes during 2004, 2003 and 2002. Cash paid for interest was $0.1 million in 2004, $0.1 million in 2003 and $0.4 million in 2002.

20. Operations by Segment and Geographic Area

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location. The corporate entity is incorporated in Canada and domiciled in the United States.

		Africa - Ghana
(as of December 31 or for		Bogoso/			South
the year ended)		Prestea	Wassa	Other	America	Corporate	Total

2004
	Revenues	$61,002	$—	$—	$3,145	$882	$65,029
	Net Income/(Loss)	12,533	(168)	—	1,772	(11,495)	2,642
	Total Assets	90,297	70,681	31,080	817	59,285	252,160

2003
	Revenues	$63,640	$—	$—	$102	$628	$64,370
	Net Income/(Loss)	23,253	(171)	—	(1,411)	285	21,956
	Total Assets	64,828	44,523	20,058	352	92,630	222,391

2002
	Revenues	$38,199	$—	$—	$466	$137	$38,802
	Net Income/(Loss)	8,089	—	—	(1,106)	(2,127)	4,856
	Total Assets	36,585	10,434	3,688	189	23,239	74,135

21. Related Parties

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

(a) Balance Sheets Under US GAAP	As of December 31,

	2004	2003

ASSETS
Current assets:
Cash and short term investments	$51,727	$89,970
Accounts receivable	3,592	790
Inventories	15,366	12,661
Due from sale of property	1,000	1,000
Current tax asset	1,542	—
Deposits	5,102	—
Prepaids	517	514

Total current assets	78,846	104,935

Restricted cash	3,351	3,317
Due from sale of property	—	1,000
Long term investments	4,132	—
Deferred exploration and development costs (Note 2)	—	—
Property, plant and equipment, net	28,653	18,202
Mining property (Note 3)	52,586	46,478
Mine construction in progress	49,430	25,647
Deferred stripping	1,357	—
Other assets	1,617	758

Total Assets	$219,972	$200,337

Current liabilities	$17,480	$8,151
Long term debt	1,707	657
Asset retirement obligations (Note 4)	8,660	7,745

Total Liabilities	27,847	16,553

Minority interest (Notes 2 and 3)	3,899	3,367

Share capital (Note 6)	339,524	323,654
Contributed capital	2,040	955
Accumulated comprehensive income (Note 1)	1,316	1,316
Deficit (Note 4)	(154,654)	(145,508)

Total Shareholders’ Equity	188,226	180,417

Total Liabilities and Shareholders’ Equity	$219,972	$200,337

(b) Statements of Operations under US GAAP	For the Years ended December 31,

	2004	2003	2002

Net income under Cdn GAAP	$2,642	$21,956	$4,856
Deferred exploration expenditures expensed per US GAAP (Note 2)	(5,735)	(5,252)	(529)
Gain on sale of exploration property (Note 5)	—	—	8,066
Effect of mining property depletion	—	—	—
Capitalized mine property acquisition costs expensed for US GAAP (Note 3)	(6,799)	(4,763)	(7,246)
Other	—	—	(7)

Net income/(loss) under US GAAP before minority interest	(9,892)	11,941	5,140
Minority interest, as adjusted (Notes 2 and 3)	746	933	1,612

Net income/(loss) under US GAAP before cumulative effect of change in accounting method	(9,146)	12,874	6,752
Cumulative effect of change in accounting method (Note 4)	—	483	—

Net Income/(loss) under US GAAP	(9,146)	13,357	6,752
Other comprehensive income — gain on marketable securities (Note 1)	—	(548)	548

Comprehensive income/(loss)	$(9,146)	$12,809	$7,300

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$(0.066)	$0.116	$0.093
Cumulative effect of change in accounting method	—	0.004	—
Basic net income/(loss) per share under US GAAP after cumulative effect of change in accounting method	$(0.066)	$0.120	$0.093

Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$(0.066)	$0.109	$0.088
Cumulative effect of change in accounting method	—	0.004	—
Diluted net income/(loss) per share under US GAAP after cumulative effect of change in accounting method	$(0.066)	$0.113	$0.088

(c) Statements of Cash Flows under US GAAP	For the years ended December 31,

	2004	2003	2002

Cash provided by (used in):
Operating Activities	$575	$19,029	$1,040
Investing activities	(56,263)	(57,993)	(6,517)
Financing activities	17,445	108,918	24,984

Increase/(Decrease) in cash and cash equivalents for the year	(38,243)	69,954	19,507
Cash and cash equivalent beginning of the year	89,970	20,016	509

Cash and cash equivalents end of the year	$51,727	$89,970	$20,016

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

(6) Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Canadian GAAP balance, including: i.) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans – under Canadian GAAP, recognition of compensation expense was not required; ii.) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP) - under US GAAP the cumulative deficit was greater than the deficit under Canadian GAAP due to the past write-offs of certain deferred exploration costs; iii.) gains recognized in Canadian GAAP upon issuances of subsidiaries’ shares were not allowed under US GAAP; and iv.) Canadian GAAP requires that convertible debentures be classified into its component parts as liability and equity – under US GAAP convertible debentures are classified entirely as debt.

(e) Impact of Recently Issued Accounting Standards

The adoption of the following recent accounting pronouncements did not have any impact on our results of operations and financial condition:

•	FASB Interpretation No. 46(R) (“FIN 46R”), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51”.

•	EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets–An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. We will adopt SFAS 153 in the first quarter of 2006. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

23. Quarterly Financial Data - Unaudited

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

As of the date of filing this Form 10-K/A we are in the process of testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management report of the effectiveness of our internal controls over financial reporting and for our Independent Registered Public Accounting Firm to attest to this report. Golden Star is eligible for the 45 day extension of time allowed by the SEC for companies of a certain size to file this report and the attestation. We have elected to utilize this 45 day extension, and therefore, this Form 10-K/A does not include these reports. We anticipate completing this process and filing these reports in an amended Form 10-K/A, Amendment No. 2, which we intend to file in April 2005. Currently, we are not aware of any material weakness in our internal controls over financial reporting and related disclosures.

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

(c) Exhibits

3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003)

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Reg. No. 333-91666) filed on July 15, 2002)

4.2	Amended and Restated Shareholder’s Rights Plan dated as of May 20, 2004 between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed June 3, 2004)

4.7	Form of Underwriters’ Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3/A (Reg. 333-91666) filed on July 15, 2002)

4.9	Warrant Indenture, dated as of February 14, 2003, between the Company and CIBC Mellon Trust Company, including the Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 14, 2003)

4.10	Form of Underwriters’ Warrant, dated February 14, 2003 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on February 14, 2003)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004)

10.3	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.4	Summary of Severance Arrangements between the Company and certain executive officers (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on January 23, 2003)

10.5	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.6	Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company’s Form 10-K for the year ended December 31, 1999)

10.7	Amended and Restated Employment Agreement with Mr. Peter Bradford dated April 30, 2004 (incorporation by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2004); Letter Agreement amending Mr. Bradford’s Amended and Restated Employment Agreement dated February 3, 2005

10.8	Amended and Restated Employment Agreement with Mr. Allan J. Marter dated April 30, 2004 (incorporation by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2004)

10.9	Amended and Restated Employment Agreement with Dr. Douglas Jones dated April 30, 2004 (incorporation by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2004)

10.10	Amended and Restated Employment Agreement with Mr. Bruce Higson-Smith dated April 30, 2004 (incorporation by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2004)

10.11	Amended and Restated Employment Agreement with Mr. Richard Q. Gray dated April 30, 2004 (incorporation by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004)

10.12	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 1996), (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company’s Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company’s Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company’s Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002)

10.22	Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2002)

10.24	Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star’s interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2002)

10.25	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.26	Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 form the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporation by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)

10.27	Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea underground property (incorporation by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)

10.28	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.29	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

10.30	Letter agreement between the Company and Guyanor Ressources S.A. dated September 30, 2004 relating to sale of Gross Rosebel Participation Right (incorporation by reference to Exhibits 10.30 to the Company’s Form 10-K for the year ended December 31, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2004)

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Colin Jones (incorporated by reference to Exhibit 23.2 to the Company’s Form 10-K for the year ended December 31, 2004)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD.
Registrant

By:	/s/ Peter J. Bradford

Peter J. Bradford
President and Chief Executive Officer

Date:	March 22, 2005

EXHIBITS

3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003)

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Reg. No. 333-91666) filed on July 15, 2002)

4.2	Amended and Restated Shareholder’s Rights Plan dated as of May 20, 2004 between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed June 3, 2004)

4.7	Form of Underwriters’ Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3/A (Reg. 333-91666) filed on July 15, 2002)

4.9	Warrant Indenture, dated as of February 14, 2003, between the Company and CIBC Mellon Trust Company, including the Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 14, 2003)

4.10	Form of Underwriters’ Warrant, dated February 14, 2003 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on February 14, 2003)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004)

10.3	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.4	Summary of Severance Arrangements between the Company and certain executive officers (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on January 23, 2003)

10.5	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.6	Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company’s Form 10-K for the year ended December 31, 1999)

10.7	Amended and Restated Employment Agreement with Mr. Peter Bradford dated April 30, 2004 (incorporation by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2004); Letter Agreement amending Mr. Bradford’s Amended and Restated Employment Agreement dated February 3, 2005

10.8	Amended and Restated Employment Agreement with Mr. Allan J. Marter dated April 30, 2004 (incorporation by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2004)

10.9	Amended and Restated Employment Agreement with Dr. Douglas Jones dated April 30, 2004 (incorporation by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2004)

10.10	Amended and Restated Employment Agreement with Mr. Bruce Higson-Smith dated April 30, 2004 (incorporation by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2004)

10.11	Amended and Restated Employment Agreement with Mr. Richard Q. Gray dated April 30, 2004 (incorporation by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004)

10.12	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 1996), (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company’s Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company’s Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company’s Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002)

10.22	Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2002)

10.24	Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star’s interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2002)

10.25	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.26	Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 form the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporation by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)

10.27	Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea underground property (incorporation by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)

10.28	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.29	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

10.30	Letter agreement between the Company and Guyanor Ressources S.A. dated September 30, 2004 relating to sale of Gross Rosebel Participation Right (incorporation by reference to Exhibits 10.30 to the Company’s Form 10-K for the year ended December 31, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2004)

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Colin Jones (incorporated by reference to Exhibit 23.2 to the Company’s Form 10-K for the year ended December 31, 2004)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)