Form 10-K/A
period 2004-12-31
GOLDEN STAR RESOURCES LTD
filed 2005-04-29
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Company’s 2004 Annual Report on Form 10-K is solely for the purpose of including “Management’s Report on Internal Control Over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” as required by Item 9A and as included in Item 8. These reports were initially omitted from Registrant’s original 2004 Form 10-K filing, as amended (“Original Report”) as permitted by the Order under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the Securities and Exchange Commission (“SEC”) on November 30, 2004. Conforming changes have also been made to Item 9A and Exhibits 31.1 and 31.2 included in the Original Report. Exhibits 23.1 and 32.1 and 32.2 are being currently dated but are otherwise unchanged from those filed in the Original Report. No other changes to the Original Report have been made. This Amendment No. 2 does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as described above.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of
Golden Star Resources Ltd.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL INFORMATION AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of
Golden Star Resources Ltd.:

The consolidated financial statements and all information in the Annual Report are the responsibility of the Board of Directors and management. The consolidated financial statements have been prepared by management based on information available to February 2, 2005, and are in accordance with accounting principles generally accepted in Canada.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of management, including the Chief Executive Officer and Chief Financial Officer, in order to provide reasonable assurance that financial information is accurate and reliable, and that our assets are safeguarded. Limitations exist in all cost effective systems of internal controls. Our systems have been designed to provide reasonable but not absolute assurance that financial records are adequate to allow for the completion of reliable financial information and the safeguarding of our assets. In designing our system of internal controls we have used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We believe that the systems are adequate to achieve the stated objectives.

Our system of internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in Canada, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. Based upon its assessment, management concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on the COSO criteria.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, Chartered Accountants, who were appointed by the shareholders. Such registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting and such report is included herein.

/s/ Peter J. Bradford	/s/ Allan J. Marter

Peter J. Bradford President and Chief Executive Officer	Allan J. Marter Senior Vice President and Chief Financial Officer

April 28, 2005	April 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited management’s assessment, included in the accompanying REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING, that Golden Star Resources Ltd.(the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003 and the consolidated statements of operations, changes in shareholders’ equity and cash flows for the each of the three years in the period ended December 31, 2004 and our report dated February 2, 2005 expressed an unqualified audit opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Chartered Accountants
Calgary, Alberta, Canada
April 28, 2005

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

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Stated in thousands of United States dollars except share amounts)

					Equity
					Component
	Number of				of
	Common	Share	Contributed		Convertible
	Shares	Capital	Surplus	Warrants	Debentures	Deficit

Balance at December 31, 2001	49,259,548	$167,929	$—	$410	$545	$(156,511)

Shares issued	31,506,000	27,507	—	—	—	—
Issue costs	—	(2,558)	—	—	—	—
Shares issued under options	547,916	520	—	—	—	—
Shares issued under warrants	2,535,960	1,778	—	—	—	—
Stock bonus	107,000	78	—	—	—	—
Debenture conversions	2,994,278	2,903	—	—	(545)	—
Warrants issued	—	—	—	1,817	—	—
Warrants exercised	—	397	—	(397)	—	—
Warrants issued to acquire property	—	—	—	255	—	—
Other	450,000	400	—	—	—	—
Net income	—	—	—	—	—	4,856

Balance at December 31, 2002	87,400,702	198,954	—	2,085	—	(151,655)

Shares issued	33,030,000	107,598	—	—	—	—
Issue costs	—	(6,455)	—	—	—	—
Warrants issued	—	—	—	1,780	—	—
Warrants exercised	—	1,504	—	(1,504)	—	—
Option issued — net of forfeitures	—	(955)	955	—	—	—
Shares issued under options	1,518,420	2,858	—	—	—	—
Shares issued under warrants	8,167,956	8,595	—	—	—	—
Stock bonus	57,200	118	—	—	—	—
Shares issued to acquire property	2,750,000	12,045	—	—	—	—
Cumulative effect of change in accounting method	—	—	—	—	—	483
Net income	—	—	—	—	—	21,956

Balance at December 31, 2003	132,924,278	324,262	955	2,361	—	(129,216)

Warrants exercised	—	755	—	(755)	—	—
Option issued — net of forfeitures	—	—	1,218	—	—	—
Shares issued under options	767,180	1,239	(133)	—	—	—
Shares issued under warrants	8,494,609	14,332	—	—	—	—
Shares issued to acquire property	58,045	300	—	—	—	—
Net income	—	—	—	—	—	2,642

Balance at December 31, 2004	142,244,112	$340,888	$2,040	$1,606	$—	$(126,574)

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

There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of PricewaterhouseCoopers LLP, our registered public accounting firm, are included in Item 8 of this Annual Report on Form 10-K/A.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Financial Statements

•	Management’s Responsibility for Financial Information and Report On Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2004 and 2003

•	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

•	Notes to the Consolidated Financial Statements

2. Financial Statement Schedules

Financial Statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(b)	Exhibits

3	(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003)

3(ii)		Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Reg. No. 333-91666) filed on July 15, 2002)

4.2	Amended and Restated Shareholder’s Rights Plan dated as of May 20, 2004 between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed June 3, 2004)

4.7	Form of Underwriters’ Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3/A (Reg. 333-91666) filed on July 15, 2002)

4.9	Warrant Indenture, dated as of February 14, 2003, between the Company and CIBC Mellon Trust Company, including the Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 14, 2003)

4.10	Form of Underwriters’ Warrant, dated February 14, 2003 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on February 14, 2003)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004)

10.3	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.4	Summary of Severance Arrangements between the Company and certain executive officers (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on January 23, 2003)

10.5	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.6	Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company’s Form 10-K for the year ended December 31, 1999)

10.7	Amended and Restated Employment Agreement with Mr. Peter Bradford dated April 30, 2004 (incorporation by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2004); Letter Agreement amending Mr. Bradford’s Amended and Restated Employment Agreement dated February 3, 2005

10.8	Amended and Restated Employment Agreement with Mr. Allan J. Marter dated April 30, 2004 (incorporation by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2004)

10.9	Amended and Restated Employment Agreement with Dr. Douglas Jones dated April 30, 2004 (incorporation by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2004)

10.10	Amended and Restated Employment Agreement with Mr. Bruce Higson-Smith dated April 30, 2004 (incorporation by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2004)

10.11	Amended and Restated Employment Agreement with Mr. Richard Q. Gray dated April 30, 2004 (incorporation by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004)

10.12	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 1996), (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company’s Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company’s Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company’s Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002)

10.22	Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2002)

10.24	Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star’s interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2002)

10.25	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.26	Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 from the Ministry of Mines consenting to assignment to Wexford Goldfields Limited, relating to the Wassa property (incorporation by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)

10.27	Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources Limited, relating to the Prestea underground property (incorporation by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)

10.28	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.29	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources Limited, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

10.30	Letter agreement between the Company and Guyanor Ressources S.A. dated September 30, 2004 relating to sale of Gross Rosebel Participation Right (incorporation by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2004)

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Colin Jones (incorporated by reference to Exhibit 23.2 to the Company’s Form 10-K for the year ended December 31, 2004)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD. Registrant
By:	/s/ Peter J. Bradford
Peter J. Bradford
President and Chief Executive Officer

Date: April 28, 2005

EXHIBIT INDEX

3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003)

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Reg. No. 333-91666) filed on July 15, 2002)

4.2	Amended and Restated Shareholder’s Rights Plan dated as of May 20, 2004 between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed June 3, 2004)

4.7	Form of Underwriters’ Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3/A (Reg. 333-91666) filed on July 15, 2002)

4.9	Warrant Indenture, dated as of February 14, 2003, between the Company and CIBC Mellon Trust Company, including the Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 14, 2003)

4.10	Form of Underwriters’ Warrant, dated February 14, 2003 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on February 14, 2003)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004)

10.3	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.4	Summary of Severance Arrangements between the Company and certain executive officers (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on January 23, 2003)

10.5	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.6	Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company’s Form 10-K for the year ended December 31, 1999)

10.7	Amended and Restated Employment Agreement with Mr. Peter Bradford dated April 30, 2004 (incorporation by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2004); Letter Agreement amending Mr. Bradford’s Amended and Restated Employment Agreement dated February 3, 2005

10.8	Amended and Restated Employment Agreement with Mr. Allan J. Marter dated April 30, 2004 (incorporation by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2004)

10.9	Amended and Restated Employment Agreement with Dr. Douglas Jones dated April 30, 2004 (incorporation by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2004)

10.10	Amended and Restated Employment Agreement with Mr. Bruce Higson-Smith dated April 30, 2004 (incorporation by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2004)

10.11	Amended and Restated Employment Agreement with Mr. Richard Q. Gray dated April 30, 2004 (incorporation by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004)

10.12	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 1996), (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company’s Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company’s Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company’s Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002)

10.22	Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2002)

10.24	Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star’s interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2002)

10.25	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.26	Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 from the Ministry of Mines consenting to assignment to Wexford Goldfields Limited, relating to the Wassa property

(incorporation by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)

10.27	Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources Limited, relating to the Prestea underground property (incorporation by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)

10.28	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.29	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources Limited, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

10.30	Letter agreement between the Company and Guyanor Ressources S.A. dated September 30, 2004 relating to sale of Gross Rosebel Participation Right (incorporation by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2004)

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Colin Jones (incorporated by reference to Exhibit 23.2 to the Company’s Form 10-K for the year ended December 31, 2004)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)