Form 10-Q
period 2005-03-31
GOLDEN STAR RESOURCES LTD
filed 2005-05-05
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of Common Shares outstanding as of May 2, 2005: 142,389,060

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

NON-GAAP FINANCIAL MEASURES

In this Form 10-Q, we use the terms “total cash cost per ounce” and “cash operating cost per ounce” which are considered Non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10-Q.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q and the documents incorporated by reference in this Form 10-Q contain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, with respect to our financial condition, results of operations, business, prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this Form 10-Q. These statements include comments regarding: the establishment and estimates of mineral reserves and resources, recovery rates, production, production commencement dates, production costs, cash operating costs, total cash costs, grade, processing capacity, potential mine life, feasibility studies, development costs, expenditures, exploration activities and expenditures, funding for Guyanor Ressources S.A., stripping rates at Bogoso/Prestea, equipment replacement at Wassa, completion of the Wassa power line, our expansion plans for Bogoso/Prestea and related permitting and capital costs, production capacity, operating costs and gold recoveries.

The following, in addition to the factors described under “Risk Factors” in our Form 10-K, as amended, for the year ended December 31, 2004, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	unexpected changes in business and economic conditions;

•	significant increases or decreases in gold prices;

•	changes in interest and currency exchange rates;

•	timing and amount of production;

•	unanticipated grade changes;

•	unanticipated recovery or production problems;

•	effects of illegal miners on our properties;

•	changes in mining and processing costs including changes to costs of raw materials and personnel;

•	changes in metallurgy and processing;

•	availability of skilled personnel, materials, equipment, supplies and water;

•	changes in project parameters;

•	costs and timing of development of new reserves;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	local and community impacts and issues;

•	timing of receipt of and maintenance of government approvals and permits;

•	accidents and labor disputes;

•	environmental costs and risks;

•	competitive factors, including competition for property acquisitions; and

•	availability of capital at reasonable rates or at all.

These factors are not intended to represent a complete list of the general or specific factors that could affect us. Your attention is drawn to other risk factors disclosed and discussed in Item 1 of our 2004 Form 10-K as amended. We undertake no obligation to update forward-looking statements.

ITEM 1.	FINANCIAL STATEMENTS

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars except shares issued and outstanding)

(Unaudited)

	As of March 31, 2005	As of December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,019	$12,877
Short term investments (Note 2)	22,450	38,850
Accounts receivable	4,349	3,592
Inventories (Note 3)	13,615	15,366
Due from sale of property (Note 4)	—	1,000
Future tax assets	1,174	1,542
Deposits (Note 5)	7,963	5,102
Prepaids and other	432	517

Total Current Assets	67,002	78,846

RESTRICTED CASH (Note 15)	3,372	3,351
LONG TERM INVESTMENTS (Note 6)	5,524	5,528
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 7)	7,057	7,452
PROPERTY, PLANT AND EQUIPMENT (Note 8)	32,004	28,653
MINING PROPERTIES (Note 9)	79,077	74,197
DEFERRED STRIPPING (Note 11)	1,273	1,357
MINE CONSTRUCTION IN PROGRESS (Note 10)	61,766	51,159
LOAN ACQUISITION COSTS (Note 12)	1,132	—
OTHER ASSETS	1,483	1,617

Total Assets	$259,690	$252,160

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$5,823	$7,010
Other accrued liabilities	10,298	9,203
Current debt (Note 13)	3,028	1,267

Total current liabilities	19,149	17,480
LONG TERM DEBT (Note 13)	6,628	1,707
FAIR VALUE OF DERIVATIVES (Note 12)	958	—
ASSET RETIREMENT OBLIGATIONS (Note 14)	8,918	8,660

Total Liabilities	35,653	27,847

MINORITY INTERESTS	6,533	6,353
COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 142,389,060 at March 31, 2005; 142,244,112 at December 31, 2004 (Notes 16 and 17)	342,886	342,494
CONTRIBUTED SURPLUS	2,557	2,040
DEFICIT	(127,939)	(126,574)

Total shareholders’ equity	217,504	217,960

Total liabilities and shareholders’ equity	$259,690	$252,160

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in thousands of US dollars except per share amounts)

(Unaudited)

	Three months ended
	March 31, 2005	March 31, 2004
REVENUE
Gold sales	$16,691	$19,265
Royalty income (Note 4)	1,087	—
Interest and other	310	592

Total revenues	18,088	19,857

EXPENSES
Mining operations	12,076	9,125
Depreciation, depletion and amortization	2,172	2,278
Accretion of asset retirement obligation (Note 14)	187	159

Total production costs	14,435	11,562

Exploration expense	167	234
General and administrative expense	2,340	1,762
Corporate development expense	96	49
Employee stock option expense	558	46
Loss on equity investments	40	—
Abandonment and impairment of mineral properties	1,083	—
Interest expense	79	6
Foreign exchange loss	107	283

Total expenses	18,905	13,942
Income before minority interest	(817)	5,915
Minority interest	(180)	(721)

Net income/(loss) before income tax	(997)	5,194
Provision for future income taxes	(368)	—

Net income/(loss)	$(1,365)	$5,194

Deficit, beginning of period	(126,574)	(129,216)

Deficit, end of period	$(127,939)	$(124,022)

Net income/(loss) per common share - basic (Note 19)	$(0.010)	$0.039
Net income/(loss) per common share - diluted (Note 19)	$(0.010)	$0.035
Weighted average shares outstanding (millions of shares)	142.3	133.2

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)

(Unaudited)

	Three months ended
	March 31, 2005	March 31, 2004
OPERATING ACTIVITIES:
Net income/(loss)	$(1,365)	$5,194

Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,172	2,278
Deferred stripping	84	—
Loss on equity investment	40	—
Non-cash employee compensation	568	137
Abandonment and impairment of mineral properties	1,083	—
Provision for future income taxes	368	—
Reclamation expenditures	(229)	(167)
Accretion of asset retirement obligations	187	159
Minority asset	180	721

	3,088	8,322
Changes in assets and liabilities:
Accounts receivable	(757)	(877)
Inventories	1,751	(1,566)
Deposits	(532)	—
Accounts payable and accrued liabilities	(1)	530
Other	85	(404)

Net cash provided by operating activities	3,634	6,005

INVESTING ACTIVITIES:

Expenditures on deferred exploration and development	(688)	(1,624)
Expenditures on mining properties	(6,362)	(2,525)
Expenditures on property, plant and equipment	(4,032)	(1,006)
Expenditures on mine construction in progress	(10,607)	(5,612)
Asset retirement obligation assets	300	182
Redemption of short term investments	16,400	—
Sale of property	1,000	1,000
Deposits	(2,329)	—
Other	77	(819)

Net cash used in investing activities	(6,241)	(10,404)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 16)	175	695
Debt repayments (Note 13)	(477)	(47)
Issuance of debt (Note 13)	7,159	—
Other	(108)	(202)

Net cash provided by financing activities	6,749	446

Increase/(decrease) in cash and cash equivalents	4,142	(3,953)
Cash and cash equivalents, beginning of period	12,877	89,970

Cash and cash equivalents end of period	$17,019	$86,017

See Note 20 for supplemental cash flow information

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All tabular amounts in thousands of US dollars unless noted otherwise)

(Unaudited)

These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our annual report on Form 10-K, as amended, for the year ended December 31, 2004, on file with the Securities and Exchange Commission and with the Canadian securities commissions. Financial information is presented in accordance with accounting principles generally accepted in Canada.

In managements opinion, the unaudited consolidated financial statements for the three months ended March 31, 2005 and March 31, 2004 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.

In certain cases prior period amounts have been restated to reflect current period presentation.

1. Description of Business

Through our subsidiaries and joint ventures we own a controlling interest in three significant gold properties in southern Ghana in West Africa: the Bogoso/Prestea property (“Bogoso/Prestea”), the Wassa property (“Wassa”) and the Prestea Underground property (“Prestea Underground”). Bogoso and Prestea are adjoining properties, operating as a single operation.

Bogoso/Prestea and the Prestea Underground are owned by our 90% owned subsidiary Bogoso Gold Limited (“BGL”). All of our gold production prior to 2005 came from Bogoso/Prestea. The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. BGL owns a 90% operating interest in this mine. We are currently conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.

Through another 90% owned subsidiary, Wexford Goldfields Limited (“WGL”), we own the Wassa gold property, located some 35 kilometers east of Bogoso/Prestea. A newly constructed ore processing plant and open pit mine at Wassa was completed and placed in service on April 1, 2005.

We hold interests in an exploration joint venture in Sierra Leone in West Africa and hold active exploration properties in Ghana, Suriname and French Guiana. We hold interests in gold exploration properties in Peru and Chile through our affiliate Goldmin Holdings, and in the Democratic Republic of the Congo through an investment in Moto Goldmines Limited.

Our corporate headquarters is located in Littleton, Colorado. Our accounting records are kept in compliance with Canadian GAAP and all of our operations, except for a French Guiana exploration office, transact business in US dollars and keep financial records in US dollars.

2. Short Term Investments

Short term investments include funds invested in AA or AAA rated Auction Rate Certificates. The certificates are short term investments in long term securities. The interest rate received is reset every 7, 28 or 35 days, and the certificates can be liquidated for cash at each interest reset date.

3. Inventories

	As of March 31, 2005	As of December 31, 2004
Stockpiled ore	$3,065	$3,659
In-process	1,606	2,858
Materials and supplies	8,944	8,849

Total inventories	$13,615	$15,366

4. Guiana Shield Transactions

In late 2001 we sold our interest in the Rosebel exploration property in South America to Cambior Inc. (“Cambior”). In addition to a $5.0 million payment received at closing in 2002, terms of the sale agreement provided that Cambior would make three deferred payments of $1.0 million each plus royalty payments on the first seven million ounces of gold production. The first and second deferred payments were received in the first quarters of 2003 and 2004 respectively. The third and final deferred payment was received in March 2005.

Cambior completed construction and initiated operation of the Rosebel mine in February 2004 and we began receiving royalty payments which totaled $3.0 million during 2004. The royalty during the first quarter of 2005 totaled $1.1 million.

On December 31, 2004 we sold the Rosebel royalty to Guyanor Ressources S.A., our 58.9% owned subsidiary, for $12.0 million, of which $6.0 million was paid to Golden Star on January 8, 2005. A second installment of $6.0 million is due prior to June 30, 2005. Additionally, we are entitled to receive a royalty of up to $2.50 per ounce of Rosebel production for all production in excess of 2 million ounces but less than 4 million ounces and up to $5.00 per ounce when production exceeds 4 million ounces up to 7 million ounces.

Guyanor borrowed $6.0 million from a commercial bank in early January 2005 and used the loan proceeds to make the $6.0 million payment due to Golden Star at that time. The debt is included as a liability on our consolidated balance sheet. All other aspects of this transaction are eliminated upon consolidation since we own a majority of Guyanor’s common shares.

5. Deposits

Deposits represent advance payments for equipment and materials purchases by WGL and BGL.

6. Long Term Investments

Long term investments represents a $1.4 million investment in Goldmin Holdings, a privately held exploration company with a focus on South America and a $4.1 million investment in the common shares of Moto Goldmines Limited (“Moto”), a publicly traded gold exploration and development company.

We own approximately 28% of Goldmin Holding’s common shares and carry the investment on an equity investment basis recognizing $(0.04) million of equity losses in the first quarter of 2005. We own 9.5% of Moto’s common shares and hold warrants, which if exercised would raise our interest to 13.3%. The fair value of our shares in Moto, based on the market price of their shares on March 31, 2005, was $5.2 million.

7. Deferred Exploration and Development Costs

	Deferred Exploration & Development Costs as of 12/31/04	Capitalized Exploration Expenditures	Acquistions	Transfers	Impairments	Deferred Exploration & Development Costs as of 3/31/05
AFRICA:
Akropong Trend & other Ghana	$2,443	$262	$—	$(223)	$—	$2,482
Prestea property projects	2,067		—	—	—	2,067
Mininko - Mali	1,033	50		—	(1,083)	—
Mano River - Sierra Leone	758	220	—	—	—	978
Afema - Ivory Coast	—	—	110	—	—	110
SOUTH AMERICA PROJECTS
Saramacca - Suriname	394	82	—	—	—	476
Bon Espoir - French Guiana	501	187	—	—	—	688
Paul Isnard - French Guiana	256	—	—	—	—	256

TOTAL	$7,452	$801	$110	$(223)	$(1,083)	$7,057

8. Property, Plant and Equipment

	As of March 31, 2005			As of December 31, 2004
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value
Bogoso/Prestea	$31,771	$5,723	$26,048	$27,722	$5,057	$22,665
Prestea Underground	238	—	238	238	—	238
Guyanor	1,969	1,954	15	1,969	1,951	18
Wassa	5,460	—	5,460	5,460	—	5,460
Corporate & Other	1,043	800	243	1,060	788	272

TOTAL	$40,481	$8,477	$32,004	$36,449	$7,796	$28,653

9. Mining Properties

	As of March 31, 2005			As of December 31, 2004
	Mine Property at Cost	Accumulated Amortization	Mine Property, Net Book Value	Mine Property at Cost	Accumulated Amortization	Mine Property, Net Book Value
Bogoso/Prestea	$44,188	$24,594	$19,594	$43,420	$23,113	$20,307
Prestea Underground	14,913	—	14,913	12,984	—	12,984
Wassa	9,653	—	9,653	9,653		9,653
Bogoso Sulfide	16,095	—	16,095	13,065		13,065
Mampon	13,676	—	13,676	13,676		13,676
Other	5,146	—	5,146	4,512	—	4,512

TOTAL	$103,671	$24,594	$79,077	$97,310	$23,113	$74,197

10. Mine Construction in Progress

Mine construction in progress represents costs incurred at the Wassa project subsequent to its acquisition. The balance includes feasibility study costs, equipment purchases and construction costs, including interim payments to the construction contractor and development costs. On April 1, 2005 the Wassa mine was placed in service and at that time amounts in this account were reclassified as Mining Properties and Property, Plant and Equipment.

11. Deferred Stripping

The amount of stripping costs to be capitalized is calculated each quarter by determining the tonnes of waste moved in excess of the life-of-pit average strip ratio and valuing the excess tonnage of removed waste at the average mining cost per tonne during the period. Costs are recovered in periods when the actual tonnes of waste moved are less than what would have been moved at the average life-of-pit rate, such tonnes being valued at the rolling average cost of the waste tonnage amounts capitalized.

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

12. Loan acquisition costs, hedging and derivatives

In January 2005 Guyanor, our subsidiary, was required to enter in to a gold derivative positions as part of a $6.0 million loan agreement (see debt note below). At that date Guyanor entered into a forward gold sale derivative contract for 57,000 ounces at a fixed price of $421 over a period of ten quarters. Mark to market pricing of the derivative resulted in a $1.1 million liability and a $1.1 million loan acquisition cost asset. The asset and the liability will be amortized over the two and one half year life of the loan.

As of March 31, 2005 the gold forward derivative contract had a negative mark-to-market of $1.3 million. We have designated this derivative as a hedge of a future royalty stream and consequently the change in the fair value of this derivative will be recognized in earnings when the hedged item is realized

As a result of Guyanor’s transaction Golden Star had the following derivative contracts at March 31, 2005:

Gold Forward Contracts:	2005	2006	2007	There- after	Total/ Average	Fair Value
Ounces (thousands)	17.1	22.8	11.4	—	51.3	($1.3)
Average Price (US$)	421	421	421	—	421

13. Debt

	As of March 31, 2005	As of December 31, 2004
Current debt:
Bank loan - Guyanor (Note a)	$1,333	$—
CAT equipment financing loans (Note b)	1,695	1,267

Total current debt	3,028	1,267

Long term debt:
Bank loan - Guyanor (Note a)	$4,667	$—
CAT equipment financing loans (Note b)	1,961	1,707

Total long term debt	$6,628	$1,707

(a) In January 2005, Guyanor drew down $6.0 million under a credit facility from a bank and paid the funds to Golden Star as the first installment on its purchase of the Rosebel royalty. The loan is repayable in nine equal payments of $666,667 beginning July 29, 2005 and every three months thereafter. The interest rate is set at LIBOR plus 2.5%. Interest is payable at the end of each 1, 2 or 3 month period as Guyanor may choose. The loan is collateralized by Guyanor’s assets, including the Rosebel royalty. The lender has no recourse to Golden Star.

(b) We have an equipment financing credit facility for up to $25 million between Caterpillar Financial Services Corporation, BGL and WGL, subsidiaries of Golden Star, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for a mixture of new and used mining equipment. This facility is reviewed annually and was renewed in April 2005. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate is fixed using the Federal Reserve Bank 2-year or 5-year swap rate plus 2.28% or a floating interest rate of LIBOR plus 2.28%. As of March 31, 2005, $3.7 million was outstanding under this loan, of which $1.9 million was for used equipment and $1.8 million was for new equipment. The average interest rate is currently 5.6% on the used equipment loans and 6.2% for the new equipment loans.

See Subsequent Events note below for additional debt incurred in April 2005.

14. Asset Retirement Obligations

Our Asset Retirement Obligations (“ARO”) are estimated to be the present value of the ultimate closure cost associated with reclamation, demolition and stabilization of our Bogoso/Prestea and Wassa mining and ore processing properties. Included in this liability are the costs of mine closure and reclamation, processing plant and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs.

The changes in the carrying amount of the ARO during the first three months of 2005 are:

Three months ended March 31, 2005
Balance at December 31, 2004	$8,660
Accretion expense	186
Reclamation work performed	(228)
New AROs incurred during the period	300

Balance at March 31, 2005	$8,918

Three months ended March 31, 2004
Balance at December 31, 2003	$7,745
Accretion expense	159
Reclamation work performed	(167)
New AROs incurred during the period	182

Balance at March 31, 2004	$7,919

15. Commitments and Contingencies

(a) Environmental Regulations and Asset Retirement Obligations - We are not aware of any events of material non-compliance with environmental laws and regulations in our operations which could have a material adverse effect on our operations or financial condition. The exact nature of environmental control problems, if any, which we may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within various jurisdictions. Asset retirement obligations, which include environmental rehabilitation liabilities for reclamation and for closure costs, were $6.1 million at Bogoso/Prestea at March 31, 2005, up from $6.0 million at December 31, 2004. Asset retirement obligations at Wassa totaled $2.7 million at March 31, 2005, the same as at the end of 2004.

(b) Cash Restricted for Environmental Rehabilitation Liabilities - In 1999, we were required, according to the acquisition agreement with the sellers of BGL, to restrict $6.0 million of cash to be used for the ongoing and final reclamation and closure costs at Bogoso. The withdrawal of these funds must be agreed to by the sellers, who are ultimately responsible for the reclamation in the event of our non-performance. Between 1999 and 2001 we were able to draw $2.6 million to cover our out of pocket cash reclamation costs. There have been no disbursements of the restricted cash since 2001. In May 2005, at the request of the Ghanaian Environmental Protection Agency, we expect to bond $9.0 million, to cover future reclamation obligations at Bogoso/Prestea. When the bond is in place, we will seek to amend the agreement with the original sellers of BGL to allow us to withdraw the remaining $3.4 million of restricted cash.

(c) Environmental Bonding in Ghana - During 2004 the Ghana Environmental Protection Agency requested that we provide environmental reclamation bonds for both Bogoso/Prestea (as described above) and Wassa. In March 2005, we bonded $3.0 million to cover future reclamation obligations at Wassa, with a $2.85 million letter of credit and $0.15 million of cash being deposited with the Ghanaian Environmental Protection Agency. In May 2005, we expect to bond $9.0 million, to cover future reclamation obligations at Bogoso/Prestea with a letter of credit for $8.55 million and a deposit of $0.45 million with the Ghanaian Environmental Protection Agency to complete our obligations for Bogoso/Prestea.

(d) Royalties -

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

(ii) Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 12% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and Wassa production. The Government of Ghana retains the right to increase the amount of the royalty to as much as 12% based upon a formula related to a company’s operating margin.

(iii) Afema: See item (f) below for a discussion of potential royalties associated with the Afema project.

(e) Mano River Joint Venture - We entered into a joint venture agreement in late 2003 to invest up to $6 million over four years in the Mano River project in Sierra Leone via an earn-in agreement with a junior exploration company which holds a group of gold exploration properties in Sierra Leone. The initial $6 million, if fully funded would yield a 51% interest in the joint venture. Further provisions of the joint venture agreement provide the opportunity to acquire up to 85% of the joint venture by continued long term funding. The joint venture agreement is subject to completion of documentation. Spending in 2004 totaled $0.8 million, leaving $0.2 million on our minimum commitment to the project. We spent $0.2 million on the Mano River project during the first quarter of 2005, thereby meeting the minimum commitment.

(f) On March 29, 2005 we entered into an agreement with Société d’Etat pour le Développement Minier de la Côte d’Ivoire Mines (“SO.DE.MI.”), the Côte d’Ivoire state mining and exploration company, to acquire their 90% interest in the Afema gold property in south-east Côte d’Ivoire.

A $100,000 initial payment was made to SO.DE.MI. which gave us the right to carry out a six month detailed technical due diligence program, after which we have the right to complete the transaction to acquire 100% of SO.DE.MI.’s rights in the Afema property for an additional $1.5 million. In addition to the acquisition payments, we agreed to pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty will be indexed to the gold price. At current gold prices (in the range of $375 to $450 per ounce) the royalty rate would be 2.5%.

We currently plan to spend about $0.5 million on exploration in the first six months and may, subject to exploration success and in the event that we complete the acquisition, spend a further spend $3.5 million exclusive of the $1.5 million acquisition costs, over the next three and a half years.

(g) As previously disclosed in 2004, due to financial difficulties experienced by Prestea Gold Resources Limited. (“PGR”), our joint venture partner in the Prestea Underground, PGR’s interest in the joint venture became vested in our subsidiary BGL under the terms of the original joint venture agreement. The official liquidator has previously affirmed the vesting of this interest upon request made by BGL. However, the vesting is currently being challenged in an action brought before the High Court, Accra against the official liquidator by Merchant Bank (Ghana) Ltd in its capacity as a judgment creditor of PGR. The action was commenced on February 28, 2005 and seeks an order of the court to compel the official liquidator to take control of PGR’s residual interest in the joint venture and to have the interest valued and the proceeds made available for distribution among all the creditors of PGR. Had PGR’s interest not vested with BGL spending by BGL in 2003, 2004 and 2005 would have diluted PGR’s interest to approximately 10% by March 31, 2005.

The judgment creditor’s claim is based on the assertion that the vesting of the residual interest in BGL under the joint venture agreement was either illegal and void and/or that such vesting should necessarily go with the assumption by BGL of all PGR’s obligations owed to third parties, including those unrelated to the joint venture.

The liquidator’s position is that this action is without merit and has filed a submission with the Court based on that position. We have volunteered to become a co-respondent in the action and in that capacity, we have filed a submission with the Court in support of the liquidator’s position.

While we believe this action is without merit, we cannot reasonably predict the outcome of this litigation. We filed a submission with the court asserting our positions on April 8, 2005.

16. Share Capital

Changes in share capital during the three months ended March 31, 2005 were:

	Shares	Amount
Beginning balance as of December 31, 2004	142,244,112	$342,494
Common shares issued:
Option exercises	99,606	175
Warrant exercises	—	—
Bonus shares and other	45,342	217

Ending balance as of March 31, 2005	142,389,060	$342,886

17. Stock Based Compensation

(a) Stock Options - We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “GSR Plan”) and options are granted under this plan from time to time at the discretion of the Compensation Committee, except with respect to grants to non-employee directors, which are granted by the Board of Directors as a whole. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the GSR Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the market price of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Compensation Committee or the Board of Directors as the case may be.

A total of 514,000 new options were granted during the first quarter of 2005. There were no options granted in the first quarter of 2004. The options granted in the first quarter of 2005 are 10 year options with a strike price of Cdn$4.58 and vest either immediately (for director’s options) or 1/4 immediately and 1/4 on each of the next three anniversary dates.

In the three months ended March 31, 2005, we recognized approximately $0.6 million of expense related to option issuances.

	Options (000’s)	Weighted-Average Exercise Price (Cdn$)
Outstanding as of December 31, 2004	5,271	$3.17
Granted	514	4.58
Exercised	(100)	2.15
Forfeited	—	—

Outstanding as of March 31, 2005	5,685	$3.32

The fair value of options granted during the first quarter of 2005 was estimated at the grant dates using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2005	2004
Expected volatility	34.9%	NA
Risk-free interest rate	3.15% to 3.52%	NA
Expected lives	3.5 to 5 years	NA
Dividend yield	0%	NA

The expense of options issued prior to 2003 would have been fully vested by the end of 2004. Therefore compensation costs for options granted prior to 2003 had no impact on our net income and earnings per share as reported.

(b) Stock Bonus Plan - In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock of which 491,162 common shares have been issued as of March 31, 2005 including 41,758 shares issued at Cdn$4.58 per share and 3,584 shares issued at $2.79 per share in the first quarter of 2005. There were no bonus shares issued in the first quarter of 2004.

(c) Guyanor Option Grants – In March 2005 Guyanor granted 400,000 options to purchase Guyanor shares. The options have a strike price of Cdn$0.36. Their fair value was estimated, using a Black Scholes model, at Cdn$0.17 each. Compensation expense of $0.06 million was recognized in the consolidated statement of operations for this grant. The Black Scholes model assumed a 3.81% risk free rate, a five year life, a 50% volatility and no dividends.

18. Operations by Geographic Area

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location:

	Africa			South America	North America Corporate	Total
For and at the three months ended March 31,	Bogoso/ Prestea	Wassa	Other
2005
Revenues	$16,717	$—	$—	$1,109	$262	$18,088
Net Income/(Loss)	1,826	(49)	—	796	(3,938)	(1,365)
Total Assets	94,974	78,845	32,040	3,096	50,735	259,690

2004
Revenues	$19,276	$—	$—	$29	$552	$19,857
Net Income/(Loss)	6,968	(45)	—	(367)	(1,362)	5,194
Total Assets	89,737	49,485	1,295	444	88,633	229,594

19. Earnings per Common Share

The following table provides reconciliation between basic and diluted earnings/(loss) per common share:

	Three months ended March 31,
	2005	2004
Net income/(loss)	$(1,365)	$5,194
Weighted average number of common shares (millions) Diluted securities:	142.3	133.2
Options	1.9	3.4
Warrants	0.2	9.8
Weighted average number of diluted shares	144.4	146.4
Basic earnings/(loss) per share	$(0.010)	$0.039
Diluted earnings/(loss) per share	$(0.010)	$0.035

Earnings per share on a US GAAP basis are found in Note 21 below.

20. Supplemental Cash Flow Information

	Three months ended March 31, 2005	Three months ended March 31, 2004
Loan acquisition costs	$1,070	—
Fair value of derivatives	(1,070)	—

There were no cash payments for income taxes in the first quarters of 2005 and 2004. Cash interest payments were $0.1 million and nil in the first quarters of 2005 and 2004 respectively.

21. Generally Accepted Accounting Principles in Canada and the United States

The following Golden Star consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

BALANCE SHEETS - US GAAP	As of March 31, 2005	As of December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,019	$12,877
Short term investments	22,450	38,850
Accounts receivable	4,349	3,592
Inventories (Note d1)	15,050	15,366
Due from sale of property	—	1,000
Future tax assets	1,173	1,542
Deposits	7,963	5,102
Other current assets	433	517

Total current assets	68,437	78,846

Restricted cash	3,372	3,351
Long term investments (Note d2)	5,217	4,132
Deferred exploration and development costs (Note d2)	—	—
Property, plant and equipment (Note d1)	59,533	28,653
Mining properties (Notes d1 and d3)	75,028	52,586
Deferred stripping	1,273	1,357
Mine construction in progress (Note d1)	4,971	49,430
Loan acquisition fees	1,132	—
Other assets	1,482	1,617

Total assets	$220,445	$219,972

LIABILITIES
Current liabilities	$19,149	$17,480
Long term debt	6,628	1,707
Fair value of non-hedge derivatives (Note d4)	958	—
Fair value of hedge derivatives (Note d4)	284	—
Asset retirement obligations	8,918	8,660

Total liabilities	35,937	27,847

Minority interest (notes d2 and d3)	4076	3,899

SHAREHOLDERS’ EQUITY
Share capital (Note d5)	339,916	339,524
Contributed surplus	2,557	2,040
Accumulated comprehensive income/(loss) and other (Note d4)	2,081	1,316
Deficit	(164,122)	(154,654)

Total shareholders’ equity	180,432	188,226

Total liabilities and shareholders’ equity	$220,445	$219,972

STATEMENT OF OPERATIONS - US GAAP	Three months ended March 31,
	2005	2004
Net income/(loss) under Cdn GAAP	$(1,365)	$5,194
Deferred exploration expenditures expensed per US GAAP (note d2)	(4,574)	(2,085)
Loss at Wassa mine (note d1)	(4,654)	—
Write-off of deferred exploration projects (Note d2)	1,083	(1,074)
Other	40	—

Net income/(loss) under US GAAP before minority interest	(9,470)	2,035
Minority interest, as adjusted (note d2 and d3)	2	1,361

Net income/(loss) under US GAAP	$(9,468)	$3,396
Other comprehensive income - gain on marketable securities	$1,049	$—
Other comprehensive income - mark to market loss on derviatives (note d4)	(284)	—

Comprehensive income/(loss)	$(8,703)	$3,396

Basic net income/(loss) per share under US GAAP	$(0.061)	$0.026
Diluted net income/(loss) under US GAAP	$(0.061)	$0.023

Revenues for the first quarter of 2005 were $23.5 million under US GAAP, or $6.7 million higher than under Cdn GAAP, the increase being attributed to sales at Wassa which was recognized as in service for US GAAP but not for Cdn GAAP.

STATEMENTS OF CASH FLOW - US GAAP	Three months ended March 31,
	2005	2004
Cash provided by/(used in):
Operating activities	$(7,041)	$2,845
Investing activities	4,434	(7,244)
Financing activities	6,749	446

Increase/(decrease) in cash and cash equivalents for the period	4,142	(3,953)
Cash and cash equivalents beginning of the period	12,877	89,970

Cash and cash equivalents end of the period	$17,019	$86,017

(d) Notes

(1) Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it can be shown that it is capable of producing its intended product. Under Cdn GAAP new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity. As such the new Wassa mine and processing operation was placed in service on January 1, 2005 for US GAAP purposes and was placed in service on April 1, 2005 for Cdn GAAP purposes. All operating expenses, including ARO accretion, depreciation, depletion and amortization and work in process inventory adjustments were recognized in the statement of operations for US GAAP during the first quarter of 2005 while such costs were capitalized net of revenues generated for Canadian GAAP.

(2) Under US GAAP, exploration, acquisition and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. In addition investments in companies whose major business is mineral exploration are deemed for US GAAP to be equivalent to exploration spending.

(3) Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until such time as a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(4) In January 2005 a subsidiary was required to enter in to a gold derivative position as part of a loan agreement. The derivative contract included both hedge and non-hedge components. On the date the derivative agreement was consummated, the initial mark to market loss resulted in the recognition of $1.1 million liability and a $1.1 million loan acquisition cost asset. Further more under Cdn GAAP the mark to market gains and losses on the hedge portion of the derivative are not recorded but are disclosed in the foot notes. Under US GAAP the effective portion of the mark to market gains and losses on the hedge portion of the derivative is recorded in Other Comprehensive Income and an asset or liability is recorded. Any ineffective portion of the hedge is recorded in the income statement. As of March 31, 2005 the derivative contract had a negative mark-to-market value of $1.3 million of which $1.1 was originally capitalized as explained above and the remaining $0.2 million was not recorded for Cdn GAAP as it was designated as a cash flow hedge and was determined to be effective against the anticipated change in cash flow related to the Rosebel royalty.

(5) Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans - under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP) - under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP.

In early March 2005, an Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF issue 04-06 “Accounting for Stripping Costs in the Mining Industry”. The consensus was that deferred stripping costs should no longer be capitalized but rather should be considered a variable production cost. Transition provisions provide that deferred stripping during a pit’s production phase will no longer be appropriate for fiscal years beginning after December 15, 2005. On January 1, 2006 any remaining deferred asset balance will be written off directly to retained earnings. We currently expect the remaining balance at the end of 2005 to be less than $0.5 million.

22. Subsequent Events

On April 15, 2005 we sold $50 million of senior unsecured convertible notes (the “Notes”) maturing on April 15, 2009, to a private investment fund. The Notes were issued at par and bear interest at 6.85% with a conversion price of $4.50, a 48% premium to the closing price on April 5, 2005. Proceeds from the sale of the Notes will be used for the sulfide expansion project at Bogoso and for general corporate purposes. A registration statement for the shares issuable upon conversion of the Notes is expected to be filed with the U.S. Securities and Exchange Commission within 30 days of closing.

In April 2005 we purchased put options on 30,000 ounces of gold, paying a total of $0.3 million to lock in a gold floor price of $422 per ounce in the period August 2005 to July 2006. We expect to purchase additional puts in the next few months. The puts are expected to provide down-side price protection for operational cash flows during Bogoso bio-oxidation expansion construction period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 21 to the accompanying consolidated financial statements.

In this Form 10-Q we use the terms “total production cost per ounce”, “total cash cost per ounce” and “cash operating cost per ounce”.

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

Total cash cost per ounce is equal to “total production costs”, as found on our consolidated statement of operations less depreciation, depletion, amortization and asset retirement obligation accretion (“total cash cost”) divided by the number of ounces of gold sold during the period.

Cash operating cost per ounce is equal to “total cash costs” for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period.

The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce”.

Derivation of Total Production Cost	Three months ended March 31,
	2005	2004
Mining operation expense	$12,076	$9,125
Depreciation, depletion & amortization	2,172	2,278
Accretion of asset retirement obligations	187	159

Total production costs - GAAP	$14,435	$11,562

Ounces sold	39,164	47,202

Derivation of Costs per Ounce
Total production cost per ounce - GAAP ($/oz)	369	245
Less depreciation, depletion & amortization ($/oz)	55	48
Less accretion of asset retirement obligation ($/oz)	4	4

Total cash cost ($/oz)	308	193

Less royalties and production taxes ($/oz)	12	12

Cash operating cost ($/oz)	296	181

These calculations of cash operating cost per ounce and total cash cost per ounce are in compliance with an industry standard for such measures as established in 1996 by the Gold Institute, a non-profit industry group.

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

All figures and amounts in this Item 2 are shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital has been repaid, the Government of Ghana would receive 10% of the dividends from the subsidiaries owning the Bogoso/Prestea and Wassa mines.

OUR BUSINESS

Through our subsidiaries and joint ventures we own a controlling interest in three significant gold properties in southern Ghana in West Africa: the Bogoso/Prestea property (“Bogoso/Prestea”), the Wassa property (“Wassa”) and the Prestea Underground property (“Prestea Underground”). Bogoso and Prestea are adjoining properties, operating as a single operation.

Bogoso/Prestea and the Prestea Underground are owned by our 90% owned subsidiary Bogoso Gold Limited (“BGL”). All of our gold production prior to 2005 came from Bogoso/Prestea, and we anticipate production of approximately 140,000 to 170,000 ounces from this operation this year. The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. BGL owned a 90% operating interest in this mine. We are currently conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.

Through another 90% owned subsidiary, Wexford Goldfields Limited (“WGL”), we own the Wassa gold property, located some 35 kilometers east of Bogoso/Prestea. A newly constructed ore processing plant and open pit mine at Wassa was completed and placed in service on April 1, 2005. We expect production of approximately 100,000 to 120,000 ounces from this operation during 2005.

We hold interests in an exploration joint venture in Sierra Leone in West Africa and hold active exploration properties in Ghana, Suriname and French Guiana. We hold interests in gold exploration properties in Peru and Chile through our affiliate Goldmin Holdings, and in the Democratic Republic of the Congo through an investment in Moto Goldmines Limited.

Our corporate headquarters is located in Littleton, Colorado. Our accounting records are kept in compliance with Canadian GAAP and all of our operations, except for a French Guiana exploration office, transact business in US dollars and keep financial records in US dollars.

TRENDS AND EVENTS

Wassa Start-Up

Mill throughput at our new Wassa gold mine neared its design capacity of 10,000 tonnes per day during March 2005, averaging 9,300 tonnes per day. Based on results of the start-up phase we placed Wassa in service on April 1, 2005. The Wassa processing plant produced approximately 15,300 ounces in the first quarter all of which were pre-production ounces. Revenues from these ounces were netted against operating costs and capitalized during the first quarter and thus had no impact on the statement of operations for the quarter. Completion of construction of a new power line connecting the property to the national power grid is expected during the second quarter.

Bogoso/Prestea Operations

While Bogoso/ Prestea continued to process hard transition and non- refractory sulfide ores during the first quarter, we expect to encounter more amenable ores later in the year as mining progresses to deeper levels in the Plant North pit.

Sale of Convertible Notes

On April 15, 2005 we sold $50 million of senior unsecured convertible notes (the “Notes”) maturing on April 15, 2009, to a private investment fund. The Notes were issued at par and bear interest at 6.85% with a conversion price of $4.50, a 48% premium to the closing price on April 5, 2005. Proceeds from the sale of the Notes will be used for the sulfide expansion project at Bogoso and for general corporate purposes. A registration statement for the shares issuable upon conversion of the Notes is expected to be filed with the U.S. Securities and Exchange Commission within 30 days of closing.

Puts

In April 2005 we purchased put options on 30,000 ounces of gold, paying a total of $0.3 million to lock in a gold floor price of $422 per ounce in the period August 2005 to July 2006. We expect to purchase additional puts in the next few months. The puts are expected to provide down-side price protection for operational cash flows during the Bogoso sulfide expansion project construction period.

Acquisition of Afema Property

On March 29, 2005 we entered into an agreement with Société d’Etat pour le Développement Minier de la Côte d’Ivoire Mines (“SO.DE.MI.”), the Côte d’Ivoire state mining and exploration company, to acquire their 90% interest in the Afema gold property in south-east Côte d’Ivoire. The Côte d’Ivoire government would retain a 10% interest.

A $100,000 initial payment was made to SO.DE.MI. which gives us the right to carry out a six month detailed technical due diligence program, after which we have the right to acquire 100% of SO.DE.MI.’s rights in the Afema property for an additional $1.5 million. In addition to the acquisition payments, we agreed to pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty will be indexed to the gold price. At current gold prices (in the range of $375 to $450 per ounce) the royalty rate would be 2.5%.

The Afema property covers an area of 2,012 square kilometers of the Sefwi Belt meta-volcanics and the Kumasi Basin meta-sedimentary rocks which extend into the Côte d’Ivoire. In Ghana, this ‘belt-basin’ contact hosts the multi-million ounce Chirano and Bibiani gold deposits. In the 1990s approximately 125,000 ounces of gold were produced from oxide ores on the Afema property from several small open pits along a 12 kilometer strike-length.

We currently plan to spend about $0.5 million on due diligence and exploration in the next six months and may, subject to exploration success and in the event that we complete the acquisition, spend a further spend $3.5 million exclusive of the $1.5 million acquisition costs, over the next three and a half years.

Environmental Reclamation Bonds

During 2004 the Ghana Environmental Protection Agency requested that we provide environmental reclamation bonds for both Bogoso/Prestea and Wassa. In March 2005, we bonded $3.0 million to cover future reclamation obligations at Wassa, with a $2.85 million letter of credit and $0.15 million of cash being deposited with the Ghanaian Environmental Protection Agency. In May 2005, we expect to complete our obligation for Bogoso/Prestea by bonding $9.0 million, subject to final documentation, to cover future reclamation obligations at Bogoso/Prestea with a letter of credit for $8.55 million and depositing $0.45 million with the Ghanaian Environmental Protection Agency.

Guyanor Restructuring

Guyanor restructuring efforts initiated in 2004 continued in the first quarter of 2005. On January 8, 2005 Guyanor borrowed $6.0 million from a commercial bank and paid the full amount to Golden Star as the first installment for the Rosebel royalty which Guyanor purchased from us in December 2004. Guyanor is seeking additional funding to pay the second $6.0 million installment due Golden Star by June 30, 2005. Covenants in the January 2005 loan agreement preclude Guyanor from acquiring any additional debt without the bank’s approval.

As required by the loan agreement, Guyanor entered into a cash-settled forward sales agreement in January 2005 which obligates Guyanor to sell 5,700 ounces of gold to the financial institution at the end of each three month period, beginning April 20, 2005 and every three months thereafter until July 20, 2007. When the average gold price for the prior three month period is less than $421 per ounce, the financial institution will pay an amount to Guyanor equal to the difference between the average price and $421 times 5,700 ounces. If the prior three month average price exceeds $421 per ounce Guyanor will pay the financial institution an amount equal to the difference between the average price and $421 per ounce times 5,700 ounces. The hedge is structured to offset the floating price nature of the Rosebel royalty by tying a portion of the royalty payments to a gold price of $421 per ounce. Gold prices averaged $427 per ounce during the first quarter of 2005 resulting in a payment to the bank of $38,000 on the first 5,700 ounce tranche of the hedge.

We continued funding Guyanor’s operating expenses through the end of April 2005 when Guyanor received its first royalty payment from Cambior Inc. We now expect Guyanor to repay approximately $0.5 million to Golden Star to cover expenses paid by Golden Star on Guyanor’s behalf since September 2004. After April 2005, we expect that Guyanor will be able to fund all of its future operational cash needs from future royalty receipts.

Gold Prices

Gold prices have generally trended upward during most of the last four years, from a low of just under $260 per ounce in early 2001 to a high of $454 in late 2004. During the first quarter of 2005 gold prices pulled back from the late 2004 highs averaging $427 per ounce. Much of the price increase has been attributed to a decrease in the value of the US dollar versus other major foreign currencies. Our realized gold price for shipments during the first quarter of 2005 averaged $426 per ounce, above the $408 per ounce average price received in the first quarter of 2004.

Deferred Stripping Policy

We initiated a deferred waste stripping policy at the Plant-North pit on the Prestea property in the third quarter of 2004. In the past, as the Bogoso processing plant could effectively process only near surface ores that had been naturally oxidized by relatively shallow ground water, most of our pits have been relatively shallow, short-lived and had relatively low stripping ratios. Shallow pits typically have relatively low and fairly constant waste-to-ore ratios over the life of the pit. As such we did not utilize deferred stripping accounting prior to the third quarter of 2004. With recent Bogoso processing plant modifications we are now able to process certain of the deeper ores found at Prestea. As a result, we now anticipate deeper pits with longer lives and higher and more variable stripping ratios than in the past.

Actual stripping ratios at the Plant-North pit were 2.3 to 1 during 2002, 3.4 to 1 during 2003, 5.5 to 1 for the first six months of 2004, 5.9 to 1 for the second half of 2004 and 5.2 to 1 during the first quarter of 2005. The increases in stripping ratio over the past three years were all related to deeper mining at the Plant North pit at

Prestea. A total of $1.4 million of Plant-North deferred waste stripping cost, which would have been included in operating costs under our previous policy, was capitalized in 2004. During the first quarter of 2005, $0.1 million of deferred stripping costs were recovered due to an adjustment in the life of mine strip ratio from 4.4 to 1 to 4.8 to 1, the adjustment being based upon the updated 2005 mine plan. Current engineering forecasts indicate that the Plant-North pit should continue to strip waste in excess of the average rate for approximately the first nine months of 2005 followed by approximately three to six months of stripping below the average rate through the end of the pit’s life. At July 1, 2004, the date of the deferred stripping policy implementation, the average life-of-mine stripping ratio of 4.4 to 1 was based on our estimate that there were 17.4 million tonnes of waste remaining in the Plant-North pit and 3.9 million tonnes of ore. Based on our actual results in 2004 and new January 1, 2005 mine plan we now expect to move 3.7 million tonnes of ore and 18.0 million tonnes of waste during the overall life of the Plant North pit and thus the revised expected strip ratio is 4.8 to 1.

The amount of stripping costs to be capitalized is calculated each quarter by determining the tonnes of waste moved in excess of the life-of-pit average and valuing the removed waste at the average mining cost per tonne during the period. Costs are recovered in periods when the actual tonnes of waste moved are less than what would have been moved at the average life-of-pit rate, such tonnes being valued at the rolling average cost of the waste tonnage amounts capitalized.

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

Illegal Mining

In February 2005, Ghanaian Government authorities resolved formally, with the support of the Chamber of Mines and other stakeholders, that illegal mining would not be tolerated and accordingly notice was given by the Government to illegal miners nationwide that they are to cease all illegal mining operations. In particular, the Government singled out illegal miners who are operating on our Bogoso/Prestea property and has undertaken to use Government security agencies to remove them if they do not voluntarily depart. Although we have no control over the timing, we expect this action to occur during the second quarter. Separately, the Minister for Lands, Forestry and Mines has commenced an initiative to simplify the process for persons to become legitimate small scale miners and to identify suitable areas for legitimate small scale mining.

The proposed action by the Government has caused unrest in the community around Prestea resulting in a number of protests and demonstrations during which violence has been threatened. The Company is working closely with the Ghana Government security agencies to reduce tensions in the area, the risk of an escalation of the situation and possible injury to people and damage to property.

Due to security concerns we have had limited access to many of the areas where the illegal mining is occurring. As a result we have not been able to update the estimate of the amount of ore removed from our property from the 50,000 ounces that was estimated to the end of 2004 and deducted from our resources and reserves. In addition, we have not been able to carry out a comprehensive survey of the environmental degradation caused by the illegal miners.

RESULTS OF OPERATIONS

First Quarter of 2005 Compared to the First Quarter of 2004

Summary

During the first quarter of 2005, we incurred a net loss of $(1.4) million or $(0.010) per share on revenues of $18.1 million, versus net income of $5.2 million or $0.039 per share on revenues of $19.9 million during the first quarter of 2004. Several items contributed to the lower income in the current quarter. Lower gold output at Bogoso resulted in $2.6 million less gold revenues than a year earlier, but royalty revenues were $1.1 million for the first quarter compared to nil in the first quarter of 2004. Bogoso operating costs were also $3.0 million higher than in the same period of 2004 due to a change in ore type since the first quarter of 2004. See below for additional details of Bogoso operating costs. A $1.1 million impairment charge related to the Mininko exploration project also contributed to the loss during the quarter. Realized gold prices averaged $426 per ounce for the quarter, a 4% increase from the $408 per ounce realized in the same quarter of 2004.

Operating costs net of revenues continued to be capitalized at the Wassa mine during the first quarter of 2005 and as such did not impact the reported results. We placed the Wassa mine in service on April 1, 2005 and from that date will recognize revenues and cost of sales in the statement of operations.

FINANCIAL RESULTS	Three months ended March 31,
	2005	2004
Gold sold (oz)	39,164	47,202
Average price realized ($/oz)	426	408
Total revenues (in $ thousands)	18,088	19,857
Net income/(loss) (in $ thousands)	(1,365)	5,194
Net income/(loss) per share - basic ($)	(0.010)	0.039

Bogoso Operations

Bogoso produced 39,164 ounces of gold during the first quarter of 2005, down from 47,202 ounces in the same period of 2004. The major factor contributing to the lower gold output was a change in ore type from a year ago. The non-refractory sulfide and transition ores processed in the first quarter of 2005 are significantly harder and more difficult and more costly to treat than was the softer oxide ore treated in the first quarter of 2004. The increased hardness resulted in lower mill throughput and the more complex metallurgy resulted in lower gold recoveries than in the first quarter of 2004. As a result we experienced a significant increase in electric power usage and in fuel and electric power costs which added approximately $0.7 million to operating costs during the quarter versus the same quarter of 2004. The harder ore increased power needs in the grinding circuits and increases in fuel prices caused the increase in fuel costs. Plant maintenance, explosives, liner costs and grinding media costs all increased, again in response to the harder ore, by a total of approximately $0.4 million as compared to the first quarter of 2004. In addition, significant amounts of higher-cost ounces from the December work-in-process inventory were sold in the first quarter and the higher December costs were thus recognized in the first quarter.

BOGOSO/PRESTEA OPERATING RESULTS	Three months ended March 31,
	2005	2004
Ore mined (t)	400,144	375,585
Waste mined (t)	2,091,253	2,026,960
Ore milled (t)	391,294	514,436
Grade milled (g/t)	4.56	3.76
Recovery (%)	61.5	81.0
Cash operating cost ($/oz)	296	181
Royalties ($/oz)	12	12
Total cash cost ($/oz)	308	193

The lower gold output and higher mine operating costs resulted in a significant increase in unit costs versus the first quarter of 2005. Cash operating costs averaged $296 per ounce, compared to $181 per ounce in the first quarter of 2004, and total cash costs averaged $308 per ounce, up from $193 per ounce in the first quarter of 2004. Depreciation and amortization were essentially unchanged from a year earlier.

The Bogoso processing plant processed an average of 4,348 tonnes per day at an average grade of 4.56 grams per tonne during the first quarter of 2005, down from 5,653 tonnes per day at 3.76 grams per tonne in the same period in 2004. Gold recovery dropped to 62% from 81% in 2004. Lower recovery was directly related to the non-refractory sulfide ores and to the transition ores which typically have lower recoveries than the oxide ores milled in the first quarter of 2004.

Wassa Operations

The Wassa mine completed its commissioning and testing phase in late 2004 and ramped up its operating capacity to approximately 9,300 tonnes per day or approximately 93% of design capacity by the end of March 2005. Wassa was placed in service on April 1, 2005. A total of $4.7 million of operating costs, net of revenues were capitalized during the first quarter.

During March the Wassa plant throughput averaged 9,326 tonne per day at an average grade of 1.05 grams per tonne with a recovery of 94.7%. Feed to the Wassa plant consisted of approximately 236,425 tonnes of pit ore averaging 1.11 gram per tonne and 52,860 tonnes of heap leach materials left on the site by a former owner which averaged 0.77 grams per tonne. Approximately 167,094 tonnes of ore were mined from the open pits at an average grade of 1.09 grams per tonne.

WASSA OPERATING RESULTS	Three months ended March 31,
	2005	2004
Ore mined (t)	430,731	—
Waste mined (t)	2,225,359	—
Heap leach material milled (t)	228,311	—
Pit ore milled (t)	448,915	—
Grade milled (g/t)	0.99	—
Recovery (%)	92.3	—

During the remainder of 2005 we plan to process a combination of new ore from the pit and heap leach material left on the pads by a former owner. The heap leach material provides a low–grade, low-cost ore feed to the new plant during its first year of operations and its removal is required to clear the pad area for use as a tailings disposal site. Mining is being performed initially using a mixture of used equipment transferred from Bogoso/Prestea and contract equipment. We plan to replace the used and contract equipment with a fleet of larger new mining equipment in the second half of 2005. During 2005 we anticipate feeding the Wassa plant with approximately 45% heap leach material and 55% open pit ore. Based on the feasibility study, recoveries are expected to average between 87% and 90% with recoveries from heap leach material and open pit ore ranging from 80% to 90% and 83% to 95%, respectively. During 2005 we expect to produce between 100,000 and 120,000 ounces of gold at Wassa at an average cash operating cost between $280 and $300 per ounce. We expect production costs to be higher than average in the first half of 2005 due to the higher costs of operating the power house prior to connection to the national power grid.

In the second half of 2005 costs are expected to fall by up to $80 per ounce following completion of the power line and the acquisition and commissioning of new mining equipment. The completion of the power line is expected during the second quarter of 2005. After 2005 we expect annual gold production to exceed 140,000 ounces per year, at an average cash operating cost of between $200 and $220 per ounce.

Expansion Projects

Bogoso Sulfide Expansion Project

Permitting, planning, engineering and ordering of long lead time items continued during the first quarter of 2005 for the proposed Bogoso sulfide expansion project. The project, which was approved in principle by our Board of Directors in January 2005, incorporates the expansion of the Bogoso processing plant to treat 3.5 million tonnes per year of refractory sulfide and other ores from the Bogoso/Prestea property and includes the addition of a BIOX® bio-oxidation circuit. The project also includes the doubling of the existing mining fleet. We estimate that the total capital cost of the Bogoso sulfide expansion project, including expansion of the mining fleet, will be approximately $100 to $105 million and expect a 15 to 18 month construction period.

In February 2005 a letter of intent was issued to GRD Minproc for an engineering, procurement and construction management contract for the design and construction of the processing plant expansion, subject to permitting, and to carry out the construction under a project management contract. Ordering of long lead time items commenced during the first quarter and we expect that detailed design will be completed in the third quarter of 2005.

In February 2005 an environmental impact study was submitted to the Ghana Environmental Protection Agency for permitting of the project. Discussions with the EPA are well advanced and permitting is expected in the second quarter.

Upon completion of the Bogoso sulfide expansion project, the Bogoso processing plant is expected to have a nominal capacity of 3.5 million tonnes per annum to process refractory sulfide ores. We currently have proven and probable refractory reserves of approximately 20.5 million tonnes at an average grade of 2.81 grams per tonne. Gold production from the Bogoso processing plant, following completion of the sulfide expansion project, is expected to average approximately 270,000 ounces per annum and to vary between 260,000 to 290,000 ounces per annum at an average cash operating cost between $250 to $270 per ounce assuming commercial production is achieved in 2006. Estimated gold recoveries from the BIOX® process are expected to average 86% and vary between 78% and 88%.

Bogoso Oxide Processing Plant

Originally, we had planned to construct a second ore processing plant on the southern end of the Prestea property at Bondaye where we had expected to see the most significant growth in oxide ore reserves. However, ongoing exploration in 2004 and 2005 has indicated that this is not the case and more recent investigations indicate that additional oxide reserves can be expected from a number of sources on our concessions in the Bogoso/Prestea area. These include the potential at the Dunkwa property (including Mampon), at the Akropong properties and in the Bondaye area.

Consequently, the current location of the Bogoso processing plant, at the mid-point of all of these areas, is considered the best location for an oxide processing plant. We have therefore discontinued planning for a second processing plant at Bondaye and now plan to modify the Bogoso sulfide expansion project to incorporate the continued use of the nominal 1.5 million tonne per annum oxide circuit at Bogoso. This will be done in parallel to the construction work for the sulfide expansion project.

The incremental capital cost for a separate oxide processing plant at Bogoso is estimated at $10 to $15 million compared with the $25 million cost for development of a standalone facility. The second-hand processing plant equipment that was purchased in 2003 for Bondaye, including the crusher, ball mill and CIL tanks, will be utilized in the sulfide expansion project or continued oxide processing plant operations at Bogoso.

The operation of two processing plants in one complex is expected to streamline the management structure and result in reduced G&A costs. We expect that the cost to haul ore from the Bondaye area would be offset by the reduced costs of otherwise hauling ore from the Bogoso, Dunkwa and Akropong concessions to Bondaye. Maintaining an oxide processing plant at Bogoso would also reduce the risk of a period without operating cash flow during the commissioning of the sulfide expansion project.

A large part of our remaining oxide and non-refractory ore is located south of Prestea in the areas we refer to as Beta-Boundary or Bondaye. Permitting of these areas commenced in mid-2004 but is still not complete largely due to the socio-economic issues, mostly related to the need to relocate and resettle local villages and create infrastructure in these areas. The expansion project at Bogoso does not face similar socio-economic problems.

EXPLORATION

Ghana

We spent approximately $3.1 million on exploration activities in Ghana during the first quarter of 2005 including $0.9 million at Wassa, $0.9 million at the Prestea Underground, $1.1 million on sulfide targets at Bogoso and Prestea and approximately $0.2 million on exploration projects outside the immediate Bogoso/Prestea area. Overall we plan to spend a total of approximately $14.8 million on exploration activities in Ghana during 2005.

During the first quarter of 2005 surface exploration programs at Prestea/Bogoso continued, with drilling on the Bogoso concession to test for sulfide mineralization below the current mineral reserves. This work has confirmed that mineralization at Bogoso North continues below the current optimized pits. Drilling beneath the Chujah and Dumase pits continues to test the sulfide resource contained in the $400 inferred optimized pit shells. Drill results thus far have confirmed inferred grade estimates, upgrading a portion of these resources to the indicated category.

Drilling continues to test mineralization along the Tuapim trend in the southern portion of the Prestea concession, with infill drilling between sections and down dip of existing drill intercepts to demonstrate continuity and add confidence to the inferred resources. Results to date have been encouraging with holes often intersecting mineralization 5 to 20 meters thick with grades in excess of 3 grams per tonne.

Exploration on the two Dunkwa concessions this quarter concentrated on drilling at Mampon, where core drilling was conducted to further test the resource potential along strike of the known mineralization as well as collect samples for metallurgical and geotechnical evaluation. The high grade intersections previously drilled by Birim were confirmed by the metallurgical drilling including intersections of up to 19 meters at 12 grams per tonne. Preparation has commenced for RAB drilling in the southern part of the Asikuma license in the second quarter.

Exploration continued on the Prestea Underground this quarter, with two underground rigs operating on Levels 8N and 17S. The Level 8 drilling continued to test the hanging wall zone below the Plant-North pit whilst the Level 17 drilling tested the West Reef to approximately Level 22. Results have been variable, with the targeted structures being intersected in most holes but with erratic grades. The West Reef target on Level 17 intersected grades in the range of 3 to 11 gram per tonne gold over widths between 1 and 1.5 meters. The hanging wall zone on Level 8 North is typically wider but lower grade and is more associated with disseminated sulfides rather than discrete reefs. Channel sampling at 5 meter spacings along the strike of the West Reef on the Level 17 reef drive has again returned some spectacular results with high grade portions averaging 2.2 meters wide grading 80 grams per tonne gold over a strike length of approximately 40 meters.

Despite continuing difficult drilling conditions, the Bondaye deep hole progressed to a depth of 1,480 meters. We expect to interesct the Main Reef at a drilled depth of between 1,500 and 1,550 meters.

RC drilling at the Pampe and Riyadh concessions west of Bogoso commenced this quarter. Upon completion of this program we intend conducting an independent pre-feasibility study to determine the economic viability of extracting these deposits and treating them through the Bogoso processing plant. This will determine whether we exercise our option to purchase the concessions from the current owners.

Exploration at Wassa this quarter mainly involved RAB drilling to test geophysical and geochemical anomalies along the two parallel trends extending south into the forest reserve. Drilling to date has generally intersected moderate grades between 0.5 to 1.5 grams per tonne with occasional higher grade and wider zones. This initial phase of wide-spaced 200 meter by 50 meter RAB drilling is approximately 75% complete and should be finished in the second half of this year. Any attractive targets generated will then be followed up with RC drilling. We have also had an RC drill rig testing zones along strike to the north and south of the existing Wassa reserves. Drilling at the locations known as SE, NSA and 419 has extended the zones to the south essentially linking SE and NSA zones. Drilling around the South Akyempim zone has confirmed a weak zone of near surface mineralization extending to the north, indicating that the zone may be plunging off in a northerly direction. Drilling south of South Akyempim has intersected higher grade mineralization which remains open to the south, requiring further drilling.

The regional programs this quarter involved mostly follow up on the anomalies we had defined by previous work, including regional laterite and soil auger sampling around the Wassa mining lease and on the Akropong Prospecting and Reconnaissance licenses. This quarter the Minerals Commission of Ghana approved the Adubrim Reconnaissance License application, one of three such applications Golden Star has lodged.

Other African Projects

In October 2004 we acquired a 9.5% equity interest in Moto Goldmines Limited (“Moto”) for $4.1 million. Moto controls the approximate 4,700 square kilometer Moto concessions located in the north east of the Democratic Republic of Congo. The Moto concessions form part of the Kilo-Moto gold belt which has historical production in excess of 11 million ounces with over two million ounces mined from ten small mines within the central 35 square kilometers on the Moto concessions. After securing control of the property in 2003, Moto began a drilling program in February 2004 to confirm and expand the gold resource around the areas previously mined. Based upon this work Moto’s independent resource consultants have estimated indicated resources at Moto of 7 million tonnes grading 2.7 grams per tonne and inferred resources of 36 million tonnes grading 3.2 grams per tonne. Drilling in the first quarter of 2005 has continued to deliver encouraging results, especially from the Mengu Hill prospect.

We have continued funding the Mano River joint venture in Sierra Leone during the first quarter of 2005 refocusing efforts on a regional soil sampling program to identify new targets on the three project areas. This work has progressed steadily with sampling completed on the Sonfon and Nimini permits and nearing completion on the two Pampana permits. Results are pending. We have budgeted approximately $0.7 million for this work.

In March 2005 we entered into an option to purchase the Afema project in Côte d’Ivoire from the parastatal company Société d’Etat pour le Développement Minier de la Côte d’Ivoire (‘SO.DE.MI.”). The Afema property covers an area of 2,012 square kilometers of prospective Birimian rocks in south east Côte d’Ivoire which represent the extension of the Sefwi Belt meta-volcanics and the Kumasi Basin meta-sedimentary rocks into Côte d’Ivoire. In Ghana this ‘belt-basin’ contact hosts the multi-million ounce Chirano and Bibiani Gold Deposits. Under the terms of the acquisition agreement, we made an immediate payment of $100,000 to SO.DE.MI. which gives us the right to carry out a six month detailed technical due diligence, after which we will have the right to complete the transaction to acquire 100% of SO.DE.MI.’s rights in the Afema property for $1.5 million (subject to a statutory 10% Government of Côte d’Ivoire interest). In addition to the acquisition payments, Golden Star will pay SO.DE.MI. a royalty on gold production from the Afema property indexed to the gold price. At current gold prices (in the range of $375 to $450 per ounce) the royalty rate would be 2.5%.

Golden Star has indicated to SO.DE.MI. that it intends to spend at least $500,000 on exploration in the next six months and may, subject to exploration success, spend a further spend $3.5 million over the next three and a half years.

Based on disappointing results at the Mininko project during 2004 we opted to withdraw from this exploration agreement and plan no further spending in Mali during 2005. The $1.1 million of costs incurred on the project were written off in the first quarter.

South American Projects

Two years of surface sampling has identified a fairly extensive gold-in-soil anomaly at the Saramacca property in Suriname. A core drilling program was initiated during the first quarter. We have budgeted approximately $0.75 million for the 2005 work program including the core drilling, camp costs and local general and administrative costs.

In 2004 we acquired the 466 square kilometer Bon Espoir exploration property in French Guiana for $0.4 million. Bon Espoir is located in French Guiana north of our Paul Isnard Property in a geological setting interpreted by us as having many similarities to the Ashanti Trend area of Ghana. Paul Isnard remained on care and maintenance during the first quarter of 2005 with expenditures of less than $0.1 million. We initiated an exploration program at Bon Espoir in the first quarter of 2005 and have mobilized men and equipment to the site. We plan to spend approximately $0.9 million at Bon Espoir and Paul Isnard in 2005 conducting a wide-area soil sampling programs and assessing past work.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments balance stood at $39.5 million at March 31, 2005, down from approximately $51.7 million at the end of 2004. Even though operations generated $3.6 million of cash during the first quarter, capital spending at Wassa, at Bogoso for the sulfide expansion project and for deferred exploration projects were the major factors contributing to the lower cash balance versus the end of 2004.

The $3.6 million operating cash flow in the first quarter was down from $6.0 million in the first quarter of 2004. Lower gold output and higher operating costs were the major factors contributing to the decrease. Quarterly gold sales were down from a year earlier due to the change in ore type as explained in the Bogoso Operation section above.

Capital projects consumed $24.0 million of cash during the first quarter of 2005, up from $11.4 million in the first quarter of 2004. Completion of the Wassa plant and on-going power line construction at Wassa, additional mining equipment and work on the Bogoso sulfide expansion and exploration spending were the major areas consuming investment funds in the quarter. During the first quarter we received $1.0 million of cash from Cambior Inc. as the third and final installment on their 2001 purchase of our interest in the Rosebel property.

Stock option exercises provided $0.2 million of cash during the quarter. New debt contributed $7.2 million. At March 31, 2005, working capital was $47.9 million, versus $61.4 million at the end of 2004.

In January 2005, Guyanor drew down $6.0 million under a credit facility from a bank and paid the funds to Golden Star as the first installment on its purchase of the Rosebel royalty. The loan is repayable in nine equal payments of $666,667 beginning July 29, 2005 and every three months thereafter. The interest rate is set at LIBOR plus 2.5%.

In April 2004 we renewed a $25 million equipment financing credit facility from Caterpillar Financial Services. The facility provides credit for a mixture of new and used mining equipment.

As described in Trends and Events, we sold $50 million of senior unsecured convertible notes maturing on April 15, 2009, to a private investment fund. We expect the funds will be used for the sulfide expansion project at Bogoso and for general corporate purposes.

Outlook

We expect Bogoso/Prestea to continue generating positive operating cash flows in 2005, but additional cash will be needed for the capital projects budgeted for the year as described below. It is anticipated that Wassa will also generate a positive operational cash flow during 2005, but will need additional funds for the purchase of a new mining fleet. We now expect that cash on hand at March 31, 2005 plus cash flow from operations and proceeds of the senior unsecured convertible notes sold in April along with additional equipment financing, will be sufficient to complete construction of the Bogoso sulfide expansion project including the additional mining equipment planned for 2005 and 2006. None the less, there is a risk that we may require additional cash to complete the project. Inaccurate estimates of future capital needs, unfavorable currency exchange rates, lower gold prices, and unanticipated declines in gold production are among the factors that could lead to additional cash needs.

LOOKING AHEAD

Our main objectives for the remainder of 2005 are:

•	Orderly and efficient mining of Prestea Plant-North ores to allow an adequate flow of transition and non-refractory sulfide ores to the Bogoso processing plant;

•	Orderly and efficient mining and processing operations at our Wassa mine;

•	Completion of permitting for mining at the Beta Boundary pits south of Prestea and permitting of the Mampon pit on the Dunkwa property;

•	Completion of permitting, planning, engineering and design work and initiation of construction of the Bogoso sulfide expansion project;

•	Continued evaluation of the Prestea Underground potential;

•	A continued high level of exploration efforts; and

•	Continuation of efforts to identify and pursue acquisition and growth opportunities in Ghana and elsewhere.

We expect gold production at Bogoso/Prestea of approximately 140,000 to 170,000 ounces in 2005 at a projected cash operating cost of $190 to $210 per ounce and production of approximately 100,000 to 120,000 ounces at Wassa at a cash operating cost of $280 to $300 per ounce, bringing total 2005 production to approximately 240,000 to 290,000 ounces at an average cash operating cost of $230 to $250 per ounce.

As more fully disclosed in the Risk Factors in our 2004 Form 10-K, as amended, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements reflect the application of Cdn GAAP, which is different in certain material respects from US GAAP. The accounting policies reflected therein are generally those applied by similarly situated mining companies in Canada. Our accounting policies under Cdn GAAP are described in Note 1 of our consolidated financial statements as found in our 2004 Form 10-K, as amended.

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

Decisions to write off, or not to write off, all or a portion of our investment in various properties, especially exploration properties, subject to impairment analysis are based on our judgment as to the actual value of the properties and are therefore subjective in most cases. We have written off substantially all of our pre-1999 investments in exploration properties based upon our assessments of the amounts recoverable from these properties. Additional exploration properties and joint venture interests have been found to be impaired and were written off in 2003 and 2004 and in the first quarter of 2005. We continue to retain title to certain properties after impairment write-offs as future events and discoveries may ultimately prove that they have significant value.

Listed below are the accounting policies and estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

•	Ore stockpiles: Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces based on assay data, and the estimated recovery percentage based on the expected processing method. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore including applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and removed at the average cost per recoverable ounce of gold in the stockpile. Stockpiles are reduced as material is removed and fed to the mill. A 10% adjustment of the stockpile value, based on stockpile levels in recent periods, would change the carrying value of the stockpile inventory by approximately $0.3 million and change operating costs by the same amount.

•	Impairment Charges: We periodically review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable from continued operation of the asset. An asset impairment is considered to exist if the sum of all estimated future cash flows, on an undiscounted basis, are less than the carrying value of the asset. The determination of expected future cash flows requires numerous estimates about the future including gold prices, operating costs, gold recovery, reclamation spending, ore reserves and capital expenditures. A review of Bogoso/Prestea’s expected future cash flows as of December 31, 2004 indicated that there is no impairment at gold prices in excess of $355 per ounce and at Wassa there is no impairment at gold prices greater than $320 per ounce.

•	Mining properties: Mine properties recorded on our financial records are amortized using a units-of-production method over proven and probable reserves. Reserve estimates, which serve as the denominator in units of production amortization calculations, involve the exercise of subjective judgment and are based on numerous assumptions about future operating costs, future gold prices, continuity of mineralization, future gold recovery rates, spatial configuration of gold deposits, and other factors that may prove to be incorrect. A 10% adjustment in estimated reserves could result in an approximately $0.75 million annual change in amortization expense.

•	Asset retirement obligation and reclamation expenditures: Accounting for reclamation obligations requires management to make estimates at each mining operation of reclamation and closure costs to be incurred in the future as required to complete the reclamation and environmental remediation work mandated by existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Based upon our current situation, we estimate that a 10% increase in total future reclamation and closure costs would result in an approximately $1.4 million increase in our asset retirement obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to May 2, 2005. As of May 2, 2005 we had 142,389,060 common shares outstanding.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

From time to time we invest excess cash in high quality short-term debt instruments. The rates received on such investments may fluctuate with changes in economic conditions. As a result our investment income may fall short of expectations during periods of lower interest rates. We estimate that given the cash balances expected during 2005, a 1% change in interest rates would result in a $0.5 to $0.8 million change in annual interest income.

We have both fixed rate and variable rate debt. At March 31, 2005 we had approximately $3.7 million of fixed rate equipment financing debt at an average interest rate of 6.0% and $6.0 million of variable rate debt which carries an interest rate of LIBOR plus 2.5%. We estimate that a 1% increase in the interest rate on the variable rate debt would result in a $0.06 million change in annual interest expense. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk. In April 2005 we sold $50 million of senior unsecured convertible notes which are fixed rate debt.

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

While in the past we have not utilize market risk sensitive instruments to manage our exposure to foreign currency exchange rates, we expect to purchase South African Rand forward contracts in the near future to hedge expected future purchases of capital assets in South Africa associated mostly with the Bogoso sulfide expansion project.

Commodity Price Risk

We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 change in the price of gold would result in a $2 million to $3 million change in pre-tax earnings and cash flows during 2005. We have in the past purchased puts to lock in minimum prices for portions of our annual gold sales. While we had no puts outstanding at the end of March 2005, we anticipate purchasing puts to cover up to 180,000 ounces over the next few quarters to stabilize a floor price for cash flows during the Bogoso sulfide expansion project construction.

As required by its loan agreement, Guyanor entered into a cash-settled forward sales agreement in January 2005 which obligates Guyanor to sell 5,700 ounces of gold to the financial institution at the end of each three month period, beginning on April 20, 2005 and every three months thereafter until July 20, 2007. When the average gold price for the prior three month period is less than $421 per ounce, the financial institution will pay an amount to Guyanor equal to the difference between the average price and $421 times 5,700 ounces. If the prior three month average price exceeds $421 per ounce Guyanor will pay the financial institution an amount equal to the difference between the average price and $421 per ounce times 5,700 ounces. The hedge is structured to offset the floating price nature of the Rosebel royalty by tying a portion of the royalty payments to a gold price of $421 per ounce. We may in the future more actively manage our exposure through hedging programs.

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

We periodically conduct an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer as well as our Audit Committee, of our internal controls and procedures. There have been no significant changes in our internal controls over financial reporting in the most recent quarter that affect our internal controls.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed in 2004, due to financial difficulties experienced by Prestea Gold Resources Limited. (“PGR”), our joint venture partner in the Prestea Underground, PGR’s interest in the joint venture became vested in our subsidiary BGL under the terms of the original joint venture agreement. The official liquidator has previously affirmed the vesting of this interest upon request made by BGL. However, the vesting is currently being challenged in an action brought before the High Court, Accra against the official liquidator by Merchant Bank (Ghana) Ltd in its capacity as a judgment creditor of PGR. The action was commenced on February 28, 2005 and seeks an order of the court to compel the official liquidator to take control of PGR’s residual interest in the joint venture and to have the interest valued and the proceeds made available for distribution among all the creditors of PGR. Had PGR’s interest not vested with BGL, spending by BGL in 2003, 2004 and 2005 would have diluted PGR’s interest to approximately 10% by March 31, 2005.

The judgment creditor’s claim is based on the assertion that the vesting of the residual interest in BGL under the joint venture agreement was either illegal and void and/or that such vesting should necessarily go with the assumption by BGL of all PGR’s obligations owed to third parties, including those unrelated to the joint venture.

The liquidator’s position is that this action is without merit and has filed a submission with the Court based on that position. We have volunteered to become a co-respondent in the action and in that capacity, we have filed a submission with the Court in support of the liquidator’s position.

While we believe this action is without merit, we cannot reasonably predict the outcome of this litigation. We filed a submission with the court asserting our positions on April 8, 2005.

We are also engaged in routine litigation incidential to our business. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of noncompliance with environmental laws and regulations.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD.

Registrant

By:	/s/ Peter J. Bradford
Peter J. Bradford
President and Chief Executive Officer
Date: May 2, 2005

By:	/s/ Allan J. Marter
Allan J. Marter
Senior Vice President and Chief Financial Officer
Date: May 2, 2005

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