Form 10-Q
period 2005-06-30
GOLDEN STAR RESOURCES LTD
filed 2005-08-04
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    Form 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                       or
             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _X_ No___

Number of Common Shares outstanding as of August 2, 2005: 142,887,394

INDEX

Part I   Financial Information

         Item 1.   Financial Statements
         Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
         Item 3.   Quantitative and Qualitative Disclosures about Market Risk
         Item 4.   Controls and Procedures

Part II  Other Information

         Item 1.   Legal Proceedings
         Item 2.   Unregistered Sale of Securities and Use of Proceeds
         Item 3.   Defaults Upon Senior Securities
         Item 4.   Submission of Matters to a Vote of Security Holders
         Item 5.   Other Information
         Item 6.   Exhibits

         Signatures
         Exhibits

All amounts in this Report are expressed in United States ("US") dollars, unless otherwise indicated. Canadian currency is denoted as "Cdn$". All numeric amounts are in thousands unless noted otherwise.

Financial information is presented in accordance with accounting principles generally accepted in Canada ("Cdn GAAP"). Differences between accounting principles generally accepted in the US ("US GAAP") and those applied in Canada, as applicable to Golden Star Resources Ltd., are explained in Note 21 to the Consolidated Financial Statements.

References to "Golden Star", "we", "our", and "us" mean Golden Star Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

NON-GAAP FINANCIAL MEASURES

In this Form 10-Q, we use the terms "total cash cost per ounce" and "cash operating cost per ounce" which are considered Non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10-Q.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q and the documents incorporated by reference in this Form 10-Q contain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, with respect to our financial condition, results of operations, business, prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as "anticipates," "expects," "intends," "forecasts," "plans," "believes," "seeks," "estimates," "may," "will," and similar expressions identify forward-looking statements.

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

These statements include comments regarding: the establishment and estimates of mineral reserves and resources, recovery rates, production, production commencement dates, production costs, cash operating costs, total cash costs, grade, processing capacity, potential mine life, feasibility studies, development costs, expenditures, exploration activities and expenditures, funding for EURO Ressources S.A., stripping rates at Bogoso/Prestea, equipment replacement at Wassa, our expansion plans for Bogoso/Prestea and related permitting and capital costs, production capacity, operating costs and gold recoveries.

The following, in addition to the factors described under "Risk Factors" in our Form 10-K, as amended, for the year ended December 31, 2004, are among the factors that could cause actual results to differ materially from the forward-looking statements:

o    unexpected changes in business and economic conditions;
o    significant increases or decreases in gold prices;
o    changes in interest and currency exchange rates;
o    timing and amount of production;
o    unanticipated grade changes;
o    unanticipated recovery or production problems;
o    effects of illegal miners on our properties;
o changes in mining and processing costs including changes to costs of raw materials, supplies, services and personnel;
o    changes in metallurgy and processing;
o availability of skilled personnel, materials, equipment, supplies and water;
o    changes in project parameters;
o    costs and timing of development of new reserves;
o    results of current and future exploration activities;
o    results of pending and future feasibility studies;
o    joint venture relationships;
o political or economic instability, either globally or in the countries in which we operate;
o    local and community impacts and issues;
o    timing of receipt of and maintenance of government approvals and permits;
o    accidents and labor disputes;
o    environmental costs and risks;
o    competitive factors, including competition for property acquisitions; and
o    availability of capital at reasonable rates or at all.

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

1. FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                           CONSOLIDATED BALANCE SHEETS
    (Stated in thousands of US dollars except shares issued and outstanding)
                                   (Unaudited)

                                                          As of        As of
                                                         June 30,   December 31,
                                                           2005         2004
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $   18,386    $   12,877
  Short term investments (Note 2)                          42,500        38,850
  Accounts receivable                                       6,480         3,592
  Inventories (Note 3)                                     21,025        15,366
  Due from sale of property (Note 4)                            -         1,000
  Future tax assets                                         1,080         1,542
  Deposits (Note 5)                                         8,313         5,102
  Prepaids and other                                          429           517
--------------------------------------------------------------------------------
    Total Current Assets                                   98,213        78,846

RESTRICTED CASH (Notes 4 and 15)                            3,888         3,351
LONG TERM INVESTMENTS (Note 6)                              6,790         5,528
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 7)         8,432         7,452
PROPERTY, PLANT AND EQUIPMENT (Note 8)                     70,457        28,653
MINING PROPERTIES (Note 9)                                110,072        74,197
CONSTRUCTION IN PROGRESS (Note 10)                          7,217        51,159
DEFERRED STRIPPING (Note 11)                                1,240         1,357
LOAN ACQUISITION COSTS (Note 12)                            1,573             -
OTHER ASSETS                                                2,212         1,617
--------------------------------------------------------------------------------
       Total Assets                                    $  310,094    $  252,160
================================================================================

LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                     $    5,272    $    7,010
  Other accrued liabilities                                13,175         9,203
  Current debt (Note 13)                                    4,422         1,267
--------------------------------------------------------------------------------
    Total current liabilities                              22,869        17,480

LONG TERM DEBT (Note 13)                                   53,172         1,707
FAIR VALUE OF DERIVATIVES (Note 12)                           547             -
ASSET RETIREMENT OBLIGATIONS  (Note 14)                     9,792         8,660
--------------------------------------------------------------------------------
       Total Liabilities                                   86,380        27,847

MINORITY INTERESTS                                          6,733         6,353
COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY
SHARE CAPITAL
  First preferred shares, without par value, unlimited
   shares authorized. No shares issued.                         -             -
  Common shares, without par value, unlimited shares
   authorized. Shares issued and outstanding:
   142,442,060 at June 30, 2005; 142,244,112 at
   December 31, 2004 (Note 16)
                                                          343,039       342,494

CONTRIBUTED SURPLUS (Note 16)                               5,455         2,040
DEFICIT                                                  (131,513)     (126,574)
--------------------------------------------------------------------------------
    Total shareholders' equity                            216,981       217,960
--------------------------------------------------------------------------------
       Total liabilities and shareholders' equity      $  310,094    $  252,160
================================================================================
        The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Stated in thousands of US dollars except per share amounts)
                                   (Unaudited)

                                                             Three months ended        Six months ended
                                                            June 30,     June 30,     June 30,    June 30,
                                                              2005         2004         2005        2004
-----------------------------------------------------------------------------------------------------------
REVENUE
Gold sales                                                 $  23,403    $  15,515    $  40,094   $  34,780
Royalty income (Note 4)                                        1,107          670        2,194         965
Interest and other                                               451          309          761         606
-----------------------------------------------------------------------------------------------------------
   Total revenues                                             24,961       16,494       43,049      36,351
-----------------------------------------------------------------------------------------------------------

EXPENSES
Mining operations                                             19,890       10,190       31,966      19,315
Depreciation, depletion and amortization                       3,741        1,945        5,913       4,223
Accretion of asset retirement obligations (Note 14)              181          163          368         322
-----------------------------------------------------------------------------------------------------------
   Total mine operating costs                                 23,812       12,298       38,247      23,860

Exploration expense                                              247          221          414         455
Corporate general and administrative expense                   1,951        1,407        4,253       3,209
Corporate development expense                                     14           96          110         104
Employee stock option expense                                    136          693          694         739
Loss on equity investments                                        70            -          110           -
Abandonment and impairment of mineral properties                   -            -        1,083           -
Loss on derivatives                                              502            -          540           -
Interest expense                                                 773            6          852          12
Foreign exchange loss                                            736          343          843         626
-----------------------------------------------------------------------------------------------------------
   Total expenses                                             28,241       15,064       47,146      29,005
-----------------------------------------------------------------------------------------------------------
      Income/(loss) before minority interest                  (3,280)       1,430       (4,097)      7,346
Minority interest                                               (200)        (315)        (380)     (1,037)
-----------------------------------------------------------------------------------------------------------
   Net income/(loss) before income tax                        (3,480)       1,115       (4,477)      6,309
Provison for future income taxes                                 (94)           -         (462)          -
-----------------------------------------------------------------------------------------------------------
   Net income/(loss)                                       $  (3,574)   $   1,115    $  (4,939)  $   6,309
===========================================================================================================

Deficit, beginning of period                                (127,939)    (124,022)    (126,574)   (129,216)
-----------------------------------------------------------------------------------------------------------
Deficit, end of period                                     $(131,513)   $(122,907)   $(131,513)  $(122,907)
===========================================================================================================

Net income/(loss) per common share - basic (Note 19)       $  (0.025)   $   0.008    $  (0.035)  $   0.047
Net income/(loss) per common share - diluted (Note 19)     $  (0.025)   $   0.008    $  (0.035)  $   0.044
Weighted average shares outstanding (millions of shares)       142.4        136.7        142.4       134.9
-----------------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Stated in thousands of US dollars)
                                   (Unaudited)

                                                             Three months ended        Six months ended
                                                            June 30,     June 30,     June 30,    June 30,
                                                              2005         2004         2005        2004
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income/(loss)                                          $  (3,574)   $   1,115    $  (4,939)  $   6,309
-----------------------------------------------------------------------------------------------------------
Reconciliation of net income to net cash provided by
 operating activities:
   Depreciation, depletion and amortization                    3,741        1,945        5,913       4,223
   Amortization of loan acquistion costs                          75            -           75          -
   Stock based compensation                                      234          872          802       1,009
   Deferred stripping                                             33            -          117           -
   Loss on equity investment                                      70            -          110           -
   Abandonment and impairment of mineral properties                -            -        1,083           -
   Provision for future income taxes                              94            -          462           -
   Reclamation expenditures                                      (63)        (301)        (292)       (468)
   Accretion of asset retirement obligations                     181          163          368         322
   Minority interests                                            200          315          380       1,037
-----------------------------------------------------------------------------------------------------------
                                                                 991        4,109        4,079      12,432
Changes in assets and liabilities:
   Accounts receivable                                        (2,132)      (2,259)      (2,888)     (3,136)
   Inventories                                                (7,410)        (352)      (5,659)     (1,918)
   Deposits                                                     (425)           -         (957)          -
   Accounts payable and accrued liabilities                    2,235        3,600        2,234       4,130
   Other                                                           9          577           93         173
-----------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities     (6,732)       5,675       (3,098)     11,681
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

   Expenditures on deferred exploration and development       (1,375)      (2,067)      (2,063)     (3,691)
   Expenditures on mining properties                          (8,158)      (3,745)     (14,520)     (6,270)
   Expenditures on property, plant and equipment             (15,061)      (2,431)     (19,093)     (3,437)
   Expenditures on mine construction in progress               4,568       (4,729)      (6,039)    (10,341)
   Asset retirement obligation assets                            757            -        1,057           -
   Increase in short term investments                        (20,050)           -       (3,650)          -
   Sale of property                                                -            -        1,000       1,000
   Deposits                                                       75            -       (2,254)          -
   Other                                                      (2,583)      (2,322)      (2,506)     (2,959)
-----------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                  (41,827)     (15,294)     (48,068)    (25,698)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Issuance of share capital, net of issue costs (Note 16)       125        8,555          300       9,250
   Debt repayments (Note 13)                                    (408)         (34)        (885)        (81)
   Issuance of debt (Note 13)                                 48,345            -       55,504           -
   Other                                                       1,864          916        1,756         713
-----------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities               49,926        9,437       56,675       9,882
-----------------------------------------------------------------------------------------------------------

Increase/(decrease) in cash and cash equivalents               1,367         (182)       5,509      (4,135)
Cash and cash equivalents, beginning of period                17,019       86,017       12,877      89,970
-----------------------------------------------------------------------------------------------------------
      Cash and cash equivalents end of period              $  18,386    $  85,835    $  18,386   $  85,835
-----------------------------------------------------------------------------------------------------------

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

In management's opinion, the unaudited consolidated financial statements for the three months and six months ended June 30, 2005 and June 30, 2004 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.

In certain instances prior period amounts have been restated to reflect current period presentation.

1.   Description of Business
----------------------------

Through our subsidiaries and joint ventures we own a controlling interest in three gold properties in southern Ghana in West Africa: the Bogoso/Prestea property, which comprises the adjoining Bogoso and Prestea mining leases ("Bogoso/Prestea"), the Wassa property ("Wassa") and the Prestea Underground property ("Prestea Underground").

Bogoso/Prestea and the Prestea Underground are owned by our 90% owned subsidiary Bogoso Gold Limited ("BGL"). All of our gold production prior to April 2005 came from Bogoso/Prestea. The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. BGL owns a 90% operating interest in the Prestea Underground. We are currently conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.

Through another 90% owned subsidiary, Wexford Goldfields Limited ("WGL"), we own the Wassa gold mine, located some 35 kilometers east of Bogoso/Prestea. Construction of Wassa's new processing plant and open pit mine was completed at the end of March 2005 and the project was placed in service on April 1, 2005.

We hold interests in an exploration joint venture in Sierra Leone in West Africa and hold active exploration properties in Ghana, Cote d'Ivoire, Suriname and French Guiana. We hold indirect interests in gold exploration properties in Peru and Chile through an equity investment in Goldmin Consolidated Holdings, and in the Democratic Republic of the Congo through a cost basis investment in Moto Goldmines Limited. We also own 59% interest in EURO Ressources S.A., a French registered, publicly traded royalty holding company (formerly know as Guyanor Ressources S.A.) which owns a royalty interest in Cambior Inc.'s Rosebel gold mine in Suriname.

Our corporate headquarters is located in Littleton, Colorado. All of our operations, with the exception of various exploration projects, transact business in US dollars and keep financial records in US dollars.

2.   Short Term Investments
---------------------------

Short term investments are comprised of funds invested in AA or AAA rated Auction Rate Certificates. The certificates are short term positions in long term securities. The interest rate received is reset every 7, 28 or 35 days, and the certificates can be liquidated for cash at each interest reset date.

3.   Inventories
----------------
                                        As of            As of
                                       June 30,       December 31,
                                         2005             2004
-------------------------------------------------------------------
Stockpiled ore                      $     4,670      $     3,659
In-process                                3,240            2,858
Materials and supplies                   13,115            8,849
-------------------------------------------------------------------
Total inventories                   $    21,025      $    15,366
-------------------------------------------------------------------

4.   Rosebel Royalty
--------------------

In late 2001 we sold our interest in the Rosebel exploration property in South America to Cambior Inc. ("Cambior"). In addition to a $5.0 million payment received at closing in 2002, terms of the sale agreement provided that Cambior would make three deferred payments of $1.0 million each plus royalty payments on the first seven million ounces of gold production. The deferred payments were received in the first quarters of 2003, 2004 and 2005 respectively. Cambior completed construction and initiated operation at the Rosebel mine in February 2004 and we began receiving royalty payments shortly thereafter which totaled $3.0 million during 2004. The royalty for the three and six months ended June 30, 2005 totaled $1.1 million and $2.2 million respectively.

On December 31, 2004 we sold the Rosebel royalty to EURO Ressources S.A. ("EURO Ressources"), a 58.9% owned subsidiary formerly known as Guyanor Ressources S.A., for $12.0 million, of which $6.0 million was paid to Golden Star on January 8, 2005. A second installment of $6.0 million was due by June 30, 2005 but remains unpaid and, in accordance with our agreements with EURO Ressources, the unpaid balance is now accruing interest at a rate of 12% per annum until such time as the $6.0 million payment is made. In addition to the two $6.0 million payments, we are entitled to receive a royalty from EURO Ressources of up to $2.50 per ounce on Rosebel production in excess of 2 million ounces but less than 4 million ounces and up to $5.00 per ounce on production in excess of 4 million ounces but less than 7 million ounces.

The cash and the debt and its associated acquisition costs are included on our consolidated balance sheet and royalty revenues are included in our consolidated revenues since EURO Ressources is a majority subsidiary. All other aspects of this transaction are eliminated upon consolidation since we own a majority of EURO Ressources's common shares, and include it in our consolidated results.

As required by its loan agreement with the commercial bank which made the $6.0 million loan in January, all royalty proceeds are initially deposited with the bank. Funds are subsequently disbursed to EURO Resources on an as-needed basis. Excess funds retained by the bank are classified as restricted cash on the Golden Star consolidated balance sheet.

5.   Deposits
-------------

Deposits represent advance payments mostly for capital equipment purchases made by WGL and BGL.

6.   Long Term Investments
--------------------------

We hold a 22.3% interest in Goldmin Consolidated Holdings, a privately held exploration company with a focus on South America. The investment is carried on an equity investment basis at $1.4 million and we recognized $0.04 million and $0.1 million of equity losses in the three and six months ended June 30, 2005 respectively.

We also hold a $5.5 million cost basis investment in the common shares of Moto Goldmines Limited ("Moto"), a publicly traded gold exploration and development company with a focus on gold exploration and development in the Democratic Republic of Congo. Our investment in Moto increased by $1.4 million during the second quarter upon the exercise of a portion of our Moto warrants. We hold additional Moto warrants that if exercised would require the investment of an additional 4.25 million Australian dollars. The fair value of our current approximately 11.7% interest in Moto, based on the market price of their shares on June 30, 2005, was $6.4 million, which exceeds our cost basis by $0.9 million.

7.   Deferred Exploration and Development Costs
-----------------------------------------------

                                     Deferred                                                Deferred
                                   Exploration &                                           Exploration &
                                    Development                                             Development
                                       Costs      Capitalized                                  Costs
                                       as of      Exploration    Acquistions                   as of
                                      12/31/04    Expenditures      Costs      Impairments    6/30/05
-------------------------------------------------------------------------------------------------------
AFRICA
   Akropong trend & other Ghana     $    2,443    $      436     $       -     $       -    $    2,879
   Prestea property projects             2,067           116             -             -         2,183
   Mininko - Mali                        1,033            50             -        (1,083)            -
   Mano River - Sierra Leone               758           350             -             -         1,108
   Afema - Ivory Coast                       -           211           110             -           321
SOUTH AMERICA PROJECTS
   Saramacca - Suriname                    394           279             -             -           673
   Bon Espoir - French Guiana              501           511             -             -         1,012
   Paul Isnard - French Guiana             256             -             -             -           256
-------------------------------------------------------------------------------------------------------
TOTAL                               $    7,452    $    1,953     $     110     $  (1,083)   $    8,432
-------------------------------------------------------------------------------------------------------


8.   Property, Plant and Equipment
----------------------------------

                                  As of June 30, 2005                  As of December 31, 2004
-------------------------------------------------------------------------------------------------------
                                                   Property,                               Property,
                         Property,                 Plant and    Property,                  Plant and
                         Plant and                 Equipment    Plant and                  Equipment
                         Equipment    Accumulated   Net Book    Equipment    Accumulated    Net Book
                          at Cost    Depreciation    Value       at Cost    Depreciation     Value
-------------------------------------------------------------------------------------------------------
Bogoso/Prestea           $  34,911   $   6,515     $  28,396    $  27,722   $   5,057      $  22,665
Prestea Underground          1,733           -         1,733          238           -            238
EURO Ressources              1,457       1,444            13        1,969       1,951             18
Wassa                       40,487         411        40,076        5,460           -          5,460
Corporate & Other            1,052         813           239        1,060         788            272
-------------------------------------------------------------------------------------------------------
TOTAL                    $  79,640   $   9,183     $  70,457    $  36,449   $   7,796      $  28,653
-------------------------------------------------------------------------------------------------------

9.   Mining Properties
----------------------

                                  As of June 30, 2005                  As of December 31, 2004
-------------------------------------------------------------------------------------------------------
                                                      Mining                                  Mining
                           Mining                   Properties,   Mining                    Properties,
                         Properties   Accumulated    Net Book   Properties   Accumulated     Net Book
                          at Cost    Amortization     Value      at Cost    Amortization      Value
-------------------------------------------------------------------------------------------------------
Bogoso/Prestea           $  44,735   $  25,857     $  18,878    $  43,420   $  23,113      $  20,307
Prestea Underground         16,875           -        16,875       12,984           -         12,984
Wassa                       42,878       1,276        41,602        9,653                      9,653
Bogoso Sulfide              13,449           -        13,449       13,065                     13,065
Mampon                      14,150           -        14,150       13,676                     13,676
Other                        5,118           -         5,118        4,512           -          4,512
-------------------------------------------------------------------------------------------------------
TOTAL                    $ 137,205   $  27,133     $ 110,072    $  97,310   $  23,113      $  74,197
-------------------------------------------------------------------------------------------------------

10.  Construction in Progress
-----------------------------

Construction in Progress contains the development and construction costs of the Bogoso sulfide expansion project incurred since the beginning of 2005. The Bogoso sulfide acquisition and feasibility costs incurred prior to 2005 are classified as Mining Properties on the Consolidated Balance Sheet.

11.  Deferred Stripping
-----------------------

We initiated a deferred waste stripping policy at the Plant-North pit on the Prestea property in the third quarter of 2004 in response to the fact that mining as Prestea has trended in recent years toward deeper pits with longer lives and higher and more variable stripping ratios than in the past.

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

The capitalized component of waste rock removal costs is shown on our consolidated balance sheets in the line item titled "Deferred Stripping". The cost impact is included in the Statements of Operations in the line item titled "Mining operations". In periods when the strip ratio exceeds the pit average, the costs of the excess stripping are excluded from our cost per ounce calculations. In periods when the strip ratio is less than the pit average, capitalized waste costs are added back to operating costs and included in cost per ounce calculations.

Actual stripping ratios at the Plant-North pit were 2.3 to 1 during 2002, 3.4 to 1 during 2003, 5.5 to 1 for the first six months of 2004, 5.9 to 1 for the second half of 2004 and 5.2 to 1 during the first six months of 2005. A total of $1.4 million of Plant-North deferred waste stripping cost, which would have been included in operating costs under our previous policy, was capitalized in 2004. During the first six months of 2005, $0.1 million of deferred stripping costs were recovered due to an adjustment at the end of 2004 in the life-of-mine strip ratio from 4.4 to 1 to 4.8 to 1, the adjustment being based upon the updated 2005 mine plan. Current engineering forecasts indicate that the Plant-North pit should continue to strip waste in excess of the average rate for most of the rest of 2005 followed by a few months of stripping below the average rate in late 2005 and early 2006 through the end of the pit's life. At July 1, 2004, the date of the deferred stripping policy implementation, the average life-of-mine stripping ratio of 4.4 to 1 was based on our estimate that there were 17.4 million tonnes of waste remaining in the Plant-North pit and 3.9 million tonnes of ore. Based on our actual results in 2004 and our new January 1, 2005 mine plan we now expect to move 3.7 million tonnes of ore and 18.0 million tonnes of waste during the overall life of the Plant North pit and thus the revised expected strip ratio is 4.8 to 1.

In March 2005 the Emerging Issues Task Force of the Financial Accounting Standards Board issued statement 04-6 "Accounting for Stripping Costs Incurred During Production in the Mining Industry" ("EITF 04-6") which precludes deferral of stripping costs during a mine's production phase. EITF 04-6 requires that deferred stripping costs be considered a variable production cost. The new pronouncement is effective January 1, 2006 and transition provisions allow any remaining balances in deferred stripping asset accounts to be closed directly to retained earnings on January 1, 2006. Cdn GAAP has not yet addressed this new development in US GAAP and it is currently not known if deferred stripping accounting will be acceptable in Canada after 2005.

12.  Loan Acquisition Costs, Hedging and Derivatives
-----------------------------------------------------

In the second quarter a total of $0.9 million of loan acquisition fees were incurred in obtaining the $50 million of convertible notes. This amount was capitalized and is being amortized over the life of the loan. In addition, as described immediately below, we recorded additional loan acquisition costs at EURO Ressources related to its January 2005 borrowing. As with the convertible notes, the balance is being amortized to interest expenses over the life of the loan.

In January 2005, EURO Ressources, a majority owned subsidiary, entered into a gold derivative position as part of a $6.0 million loan agreement (see Debt note below). At that date, EURO Ressources entered into forward gold sale derivative contracts totaling 57,000 ounces at a fixed price of $421. The agreement established 10 tranches of 5,700 ounces each which settle quarterly over ten quarters beginning in the first quarter of 2005. In the first six months of 2005 we have recorded a $0.1 million derivative loss upon settlement of the first two quarterly tranches. As of June 30, 2005, the remaining gold forward derivative contracts had a negative mark-to-market fair value of $0.7 million. We have designated this gold forward derivative as a hedge of the future cash flows on the Rosebel royalty stream and since the hedging relationship has been determined to be highly effective, the change in the fair value of this derivative will be recognized in earnings when the hedged item is realized.

To provide gold price and foreign exchange price protection during the construction phase of the Bogoso sulfide expansion project we purchased a series of gold put options and foreign exchange forwards. We paid approximately $1.0 million for the gold put options, which is approximately equal to its fair value at the end of the period. The foreign exchange forward contracts were established without cost, and had a negative $0.4 million fair value at the end of the period which made up $0.4 million of the Loss on Derivatives as found on the Consolidated Statement of Operations.

The following table summarizes our derivative contracts at June 30, 2005:

                                At June 30,                              Total/
                                   2005      2005     2006     2007     Average
--------------------------------------------------------------------------------
Gold Forward Contracts
 (EURO Ressources)
--------------------------------------------------------------------------------
Ounces (thousands)                           11.4     22.8     11.4       45.6
Average price per ounce                       421      421      421        421
--------------------------------------------------------------------------------
Fair value ($ thousands)          ($702)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Gold Puts (Golden Star)
--------------------------------------------------------------------------------
Ounces (thousands)                           27.5     90.0     22.5      140.0
Average price per ounce                       413      409      407        410
--------------------------------------------------------------------------------
Fair value ($ thousands)           $962
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Foreign Exchange Forwards (Golden Star)
--------------------------------------------------------------------------------
South African Rand (millions)                71.7     54.7        -      126.4
Average rate (ZAR)                           6.52     6.86        -       6.66
--------------------------------------------------------------------------------
Fair value ($ thousands)          ($294)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Euros (millions)                              1.5      2.5        -        4.0
Average Rate (EUR)                           1.24     1.25        -       1.25
--------------------------------------------------------------------------------
Fair value ($ thousands)          ($126)
--------------------------------------------------------------------------------


The puts and foreign exchange forward contracts are comprised of numerous individual contracts each with a different settlement date.

13.  Debt
---------

                                              As of June 30,  As of December 31,
DEBT                                               2005             2004
--------------------------------------------------------------------------------
Current debt:
   Bank loan - at EURO Ressources (Note a)    $     2,667        $         -
   CAT equipment financing loans (Note b)           1,755              1,267
--------------------------------------------------------------------------------
       Total current debt                     $     4,422        $     1,267
--------------------------------------------------------------------------------

Long term debt:
   Bank loan - at EURO Ressources (Note a)    $     3,333        $         -
   CAT equipment financing loans (Note b)           2,521              1,707
   Convertible notes (Note c)                      47,318                  -
--------------------------------------------------------------------------------
       Total long term debt                   $    53,172        $     1,707
--------------------------------------------------------------------------------

(a) Bank debt - In January 2005, EURO Ressources drew down $6.0 million under a credit facility from a bank and paid the funds to Golden Star as the first installment on its purchase of the Rosebel royalty. The loan is repayable in nine equal payments of $666,667 beginning July 29, 2005 and every three months thereafter accrued interest is due on the same schedule. The interest rate for each period is set at LIBOR plus 2.5% and EURO Ressources may choose a 1, 2 or 3 month interest period. The loan is collateralized by the assets of EURO Ressources, including the Rosebel royalty. The lender has no recourse to Golden Star.

(b) Equipment financing credit facility - We have established a $25 million equipment financing facility between Caterpillar Financial Services Corporation, BGL and WGL, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for a mixture of new and used mining equipment. This facility is reviewed annually and was renewed in April 2005. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate plus 2.28% or a floating interest rate of LIBOR plus 2.28%. As of June 30, 2005, $4.3 million had been drawn down under this facility. The average interest rate is currently 5.9% on the used equipment loans and 6.2% for the new equipment loans.

(c) Convertible notes - We sold $50 million of senior unsecured convertible notes to a private investment fund on April 15, 2005. These notes, maturing on April 15, 2009, were issued at par and bear interest at 6.85% with a conversion price of $4.50 per common share. At the maturity date, we have the option, at our discretion, to liquidate the outstanding notes with cash or by issuing common shares to the note holders. If the notes are paid in common shares the number of shares will be determined by dividing the loan balance by an amount equal to 95% of the average price of the 20 trading day period ended five days before the notes are due. Due to the conversion feature, approximately $47.1 million of the note balance was initially classified as a liability and $2.9 million was classified as equity and credited to contributed surplus. Periodic accretion will increase the liability to the full amount due (after adjustments for converted notes) by the end of the note life. The periodic accretion is classified as interest expense.

(d) A total of $0.4 million of interest on the convertible notes was capitalized into the Bogoso sulfide expansion project costs.

14.  Asset Retirement Obligations
---------------------------------

Our Asset Retirement Obligations ("ARO") are estimated to be equal to the present value of all future closure cost associated with reclamation, demolition and stabilization of our Bogoso/Prestea and Wassa mining and ore processing properties. Included in this liability are the costs of mine closure and reclamation, processing plant and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs.

The changes in the carrying amount of the ARO during the first six months of 2005 and 2004 were:

                                                          Six months ended
                                                           June 30, 2005
-----------------------------------------------------------------------------
Balance at December 31, 2004                             $         8,660
Accretion expense                                                    368
Cost of reclamation work performed                                  (292)
New AROs incurred during the period                                1,056
-----------------------------------------------------------------------------
Balance at June 30, 2005                                 $         9,792
-----------------------------------------------------------------------------


                                                          Six months ended
                                                           June 30, 2004
-----------------------------------------------------------------------------
Balance at December 31, 2003                             $         7,745
Accretion expense                                                    322
Cost of reclamation work performed                                  (468)
New AROs incurred during the period                                  423
-----------------------------------------------------------------------------
Balance at June 30, 2004                                 $         8,022
-----------------------------------------------------------------------------

15.  Commitments and Contingencies
----------------------------------

(a) Environmental Regulations and Asset Retirement Obligations - We are not aware of any events of non-compliance with environmental laws and regulations in our operations which could have a material adverse effect on our operations or financial condition. The exact nature of environmental control problems, if any, which we may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within various jurisdictions. ARO's, which include environmental rehabilitation liabilities for reclamation and for closure costs, were $6.6 million at Bogoso/Prestea at June 30, 2005, up from $6.0 million at December 31, 2004. ARO's at Wassa totaled $2.8 million at June 30, 2005, up $0.1 million from the end of 2004.

(b) Cash Restricted for Environmental Rehabilitation Liabilities - In 1999, we were required, according to the acquisition agreement with the sellers of BGL, to restrict $6.0 million of cash to be used for the ongoing and final reclamation and closure costs at Bogoso. The withdrawal of these funds must be agreed to by the sellers, who are ultimately responsible for the reclamation in the event of our non-performance. Between 1999 and 2001 we were able to draw $2.6 million of the restricted cash to cover our out-of-pocket cash reclamation costs. There have been no disbursements of the restricted cash since 2001. In the third quarter of 2005, at the request of the Ghana Environmental Protection Agency, our subsidiary BGL expects to establish a $9.0 million reclamation bond, to cover all known estimated future reclamation obligations at Bogoso/Prestea. As soon as the bond is in place, we will seek to amend the agreement with the original sellers of BGL and obtain their consent to allow us to withdraw the remaining $3.4 million of restricted cash.

 (c) Environmental Bonding in Ghana - During 2004 the Ghana Environmental Protection Agency requested that we provide environmental reclamation bonds for both Bogoso/Prestea and Wassa. In March 2005, we bonded $3.0 million to cover future reclamation obligations at Wassa, with a $2.85 million letter of credit and $0.15 million of cash being deposited with the Ghanaian Environmental Protection Agency. In the third quarter of 2005, our subsidiary BGL expects to bond $9.0 million to cover future reclamation obligations at Bogoso/Prestea with a letter of credit for $8.55 million and a deposit of $0.45 million with the Ghana Environmental Protection Agency to complete our obligations for Bogoso/Prestea.

(d) Royalties -

     (i) Dunkwa Properties: As part of the acquisition of the Dunkwa properties in August 2003, we agreed to pay the seller a net smelter return royalty on future gold production from the Mansiso and Asikuma properties. There will be no royalty due on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices of or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

     (ii) Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 12% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and Wassa production. The Government of Ghana retains the right to increase the amount of the royalty to as much as 12% based upon a formula related to operating margins.

(e) Mano River Joint Venture - We entered into a joint venture agreement in late 2003 to invest up to $6 million over four years in the Mano River project in Sierra Leone via an earn-in agreement with a junior exploration company which holds a group of gold exploration properties in Sierra Leone. The initial $6 million, if fully funded would yield a 51% interest in the joint venture. Further provisions of the joint venture agreement provide the opportunity to acquire up to 85% of the joint venture by continued long term funding. The joint venture agreement is subject to completion of documentation. Spending in 2004 totaled $0.8 million, leaving $0.2 million on our minimum commitment to the project. We spent $0.35 million on the Mano River project during the first six months of 2005, thereby meeting the minimum commitment.

(f) On March 29, 2005 we entered into an agreement with Societe d'Etat pour le Developpement Minier de la Cote d'Ivoire ("SO.DE.MI."), the Cote d'Ivoire state mining and exploration company, to acquire its 90% interest in the Afema gold property in south-east Cote d'Ivoire. A $100,000 initial payment was made to SO.DE.MI. which gave us the right to carry out a six-month detailed technical due diligence program, after which we have the right to complete the transaction to acquire 100% of SO.DE.MI.'s rights in the Afema property for an additional $1.5 million. In addition to the acquisition payments, we agreed to pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty will be indexed to the gold price. At current gold prices (in the range of $375 to $450 per ounce) the royalty rate would be 2.5%. We currently plan to spend about $0.5 million on exploration in the first nine months of 2005 and may, subject to exploration success and in the event that we complete the acquisition, spend a further spend $3.5 million exclusive of the $1.5 million acquisition costs, over the next three and a half years.

(g) Due to financial difficulties experienced by Prestea Gold Resources Limited. ("PGR"), our joint venture partner in the Prestea Underground, PGR's remaining interest in the joint venture became vested in our subsidiary BGL under the terms of the original joint venture agreement. The official liquidator of PGR has previously affirmed the vesting of this interest upon request made by BGL. However, the vesting was successfully challenged in an action brought before the High Court, Accra against the official liquidator by Merchant Bank (Ghana) Ltd in its capacity as a judgment creditor of PGR.

The court instructed the official liquidator to take control of PGR's residual interest in the joint venture and to have the interest valued and the proceeds made available for distribution among all the creditors of PGR. We plan to appeal the ruling.

The joint venture agreement provided for dilution of joint venture interest if a participant failed to match the cash contribution of the other participant. Since the joint venture was initiated in March 2002, BGL has contributed approximately $16 million to the joint venture and PGR has contributed nil. As a result, PGR's ownership has been diluted from an initial 45% down to 10% as of June 30, 2005. The joint venture agreement further provides that if either participant's ownership is diluted below 10%, the remaining participant would assume ownership and control of the joint venture and the non-controlling participant's ownership position would convert to a net profit interest of 2.5%. Consequently, even if the Court's ruling is not overturned on appeal, we believe that we have assumed all of PGR's residual ownership and that their interest has reverted to a 2.5% net profits interest.

16.  Share Capital and Contributed Surplus
------------------------------------------

Changes in share capital during the six months ended June 30, 2005 were:

                                                        Shares       Amount
-------------------------------------------------------------------------------
Beginning balance as of December 31, 2004            142,244,112   $   342,494
Common shares issued:
   Option exercises                                      152,606           381
   Warrant exercises                                           -             -
   Bonus shares and other                                 45,342           164
-------------------------------------------------------------------------------
Balance as of June 30, 2005                          142,442,060   $   343,039
-------------------------------------------------------------------------------


Changes in contributed surplus during the six months ended June 30, 2005 were:


                                                                     Amount
-------------------------------------------------------------------------------
Beginning balance as of December 31, 2004                          $     2,040
   Option expense (net of forfeitures)                                     637
   Reclass to share capital for fair value of options exercised            (79)
   Issuance of convertible note - equity component                       2,857
-------------------------------------------------------------------------------
Ending balance as of June 30, 2005                                 $     5,455
-------------------------------------------------------------------------------


17.  Stock Based Compensation
----------------------------

(a) Stock Options - We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the "GSR Plan"), and options are granted under this plan from time to time at the discretion of the Compensation Committee, except with respect to grants to non-employee directors, which are granted by the Board of Directors as a whole. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the GSR Plan, we may grant non qualified options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock, at our exercise price not less than the market price of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Compensation Committee or the Board of Directors.

A total of 514,000 options were granted during the first six months of 2005 versus 855,000 in the same period of 2004. There were no options granted during the second quarter of 2005.

In the six months ended June 30, 2005, we recognized approximately $0.7 million of expense related to stock options.

                                                     Options  Weighted-Average
                                                     (000's)   Exercise Price
-------------------------------------------------------------------------------
Outstanding as of December 31, 2004                   5,271     $        3.17
Granted                                                 514              4.58
Exercised                                              (153)             2.44
Forfeited                                               (52)             5.13
-------------------------------------------------------------------------------
Outstanding as of June 30, 2005                       5,580     $        3.30
-------------------------------------------------------------------------------

The fair value of options granted during the six months ended June 30, 2005 was estimated at the grant date using a Black-Scholes option-pricing model with the following assumptions:

                   Three months ended June 30,     Three months ended June 30,
                   -------------------------------------------------------------
                        2005        2004               2005           2004
--------------------------------------------------------------------------------
Expected volatility       -     36.4% to 36.5         34.9%       36.4% to 36.5
Risk-free interest
 rate                     -      3.7% to  4.1%    3.1% to 3.52%    3.7% to  4.1%
Expected lives            -     3.5 to 5 years   3.5 to 5 years   3.5 to 5 years
Dividend yield            -          NA                0%               NA
--------------------------------------------------------------------------------

(b) Stock Bonus Plan - In December 1992, we established an Employees' Stock Bonus Plan (the "Bonus Plan") for full-time and part-time employees (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of which 491,162 common shares have been issued as of June 30, 2005 including 41,758 shares issued at Cdn$4.58 per share and 3,584 shares issued at $2.79 per share during the first six months of 2005. No bonus shares were issued in the first six months of 2004.

(c) EURO Ressources Option Grants - In March 2005, EURO Ressources granted 400,000 options to purchase EURO Ressources shares. The options have a strike price of Cdn$0.36. Their fair value was estimated, using a Black Scholes model, at Cdn$0.17 each. Compensation expense of $0.06 million was recognized in the consolidated statement of operations for this grant. The Black Scholes model assumed a 3.81% risk free rate, a five year life, 50% volatility and no dividends.

18. Operations by Geographic Area

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location:

                                           Africa
                            ------------------------------------
For the three months ended   Bogoso/       Wassa       Other       South       North         Total
 and as at June 30,          Prestea                              America     America
                                                                             Corporate
---------------------------------------------------------------------------------------------------
2005
Revenues                     $   14,233  $    9,190  $        -  $  1,086     $     452  $  24,961
Net Income/(Loss)                 1,769      (2,627)          -       590        (3,306)    (3,574)
Total Assets                    103,221      90,126      35,264     3,368        78,115    310,094
---------------------------------------------------------------------------------------------------
2004
Revenues                     $   15,517  $        -  $        -  $     22     $     955  $  16,494
Net Income/(Loss)                 3,017         (47)          -      (348)       (1,507)     1,115
Total Assets                     94,658      55,491       1,287       653        90,546    242,635
---------------------------------------------------------------------------------------------------

                                           Africa
                            ----------------------------------
For the six months ended     Bogoso/       Wassa       Other       South       North         Total
 and as at June 30,          Prestea                              America     America
                                                                             Corporate
---------------------------------------------------------------------------------------------------
2005
Revenues                     $   30,950  $    9,190  $        -  $  2,194     $     715  $  43,049
Net Income/(Loss)                 3,595      (2,676)          -     1,386        (7,244) $  (4,939)
Total Assets                    103,221      90,126      35,264     3,368        78,115    310,094
---------------------------------------------------------------------------------------------------
2004
Revenues                     $   34,793  $        -  $        -  $     51     $   1,507  $  36,351
Net Income/(Loss)                 9,985         (92)          -      (715)       (2,869)     6,309
Total Assets                     94,658      55,491       1,287       653        90,546    242,635
---------------------------------------------------------------------------------------------------


19.    Earnings per Common Share

The following table provides reconciliation between basic and diluted earnings/(loss) per common share:



                                                Three months ended June 30,   Six months ended June 30,
                                                ---------------------------------------------------------
                                                     2005          2004          2005           2004
---------------------------------------------------------------------------------------------------------
Net income/(loss)                                $     (3,574) $      1,115  $     (4,939) $       6,309
---------------------------------------------------------------------------------------------------------
Weighted average number of common shares
 (millions)                                             142.4         136.7         142.4          134.9
Dilutive securities:
    Options                                               1.7           3.1           1.9            3.2
    Warrants                                              0.1           5.6           0.2            6.1
---------------------------------------------------------------------------------------------------------
       Weighted average number of diluted shares        144.2         145.4         144.5          144.2

---------------------------------------------------------------------------------------------------------
Basic earnings/(loss) per share                  $     (0.025) $      0.008  $     (0.035) $       0.047
Diluted earnings/(loss) per share                $     (0.025) $      0.008  $     (0.035) $       0.044
---------------------------------------------------------------------------------------------------------


Earnings per share on a US GAAP basis are found in Note 21 below.

20.    Supplemental Cash Flow Information


                                                  Three months ended   Six months ended
                                                        June 30,             June 30
                                                  ----------------------------------------
                                                    2005      2004      2005      2004
------------------------------------------------------------------------------------------
Loan acquition costs                                      -         -    $1,070         -
Fair value of derivatives                                 -         -    (1,070)        -
------------------------------------------------------------------------------------------



There were no cash payments for income taxes in the first six months of 2005 and 2004. Cash payments for interest were $0.4 million and nil in the first six months of 2005 and 2004 respectively. The increase over 2004 is principally related to the convertible notes and Caterpillar equipment loans.

21.    Generally Accepted Accounting Principles in Canada and the United States

The following Golden Star consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

BALANCE SHEETS - US GAAP                                              As of         As of
                                                                     June 30,    December 31,
                                                                      2005          2004
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $    18,386    $   12,877
   Short term investments                                                42,500        38,850
   Accounts receivable                                                    6,480         3,592
   Inventories                                                           21,025        15,366
   Due from sale of property                                                  -         1,000
   Future tax assets                                                      1,080         1,542
   Deposits                                                               8,313         5,102
   Other current assets                                                     429           517
----------------------------------------------------------------------------------------------
      Total current assets                                               98,213        78,846

Restricted cash                                                           3,888         3,351
Long term investments (Note d2)                                           6,397         4,132
Deferred exploration and development costs (Note d2)                          -             -
Property, plant and equipment (Note d1)                                  69,764        28,653
Mining properties (Notes d1 and d3)                                      80,124        52,586
Deferred stripping                                                        1,240         1,357
Mine construction in progress  (Note d1)                                  7,217        49,430
Loan acquisition fees                                                     1,573             -
Other assets                                                              2,212         1,617
----------------------------------------------------------------------------------------------
         Total assets                                               $   270,628    $   219,972
==============================================================================================
LIABILITIES
Current liabilities                                                      22,869    $   17,480
Long term debt                                                           55,855         1,707
Fair value of non-hedge derivatives (Note d4)                               547             -
Fair value of hedge derivatives (Note d4)                                   702             -
Asset retirement obligations                                              9,792         8,660
----------------------------------------------------------------------------------------------
      Total liabilities                                             $    89,765        27,847
----------------------------------------------------------------------------------------------

Minority interest (notes d2 and d3)                                       4,222         3,899

SHAREHOLDERS' EQUITY
Share capital (Note d5)                                                 340,069       339,524
Contributed surplus                                                       2,598         2,040
Accumulated comprehensive income and other (Note d4)                      1,507         1,316
Deficit                                                                (167,533)     (154,654)
----------------------------------------------------------------------------------------------
      Total shareholders' equity                                        176,641       188,226
----------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                 $   270,628    $  219,972
----------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS - US GAAP


STATEMENT OF OPERATIONS - US GAAP                       Three months ended June 30,  Six months ended June 30,
                                                       -------------------------------------------------------
                                                             2005           2004          2005        2004
--------------------------------------------------------------------------------------------------------------
Net income/(loss) under Cdn GAAP                        $      (3,574)  $      1,115   $   (4,939) $    6,309
Deferred exploration expenditures expensed per US GAAP
 (note d2)                                                        999         (3,394)      (3,575)     (6,553)
Loss at Wassa mine in the first quarter of 2005 (note
 d1)                                                           (1,071)             -       (5,725)          -
Write-off of deferred exploration projects (Note d2)                -              -        1,083           -
Other                                                             180              -          220           -
--------------------------------------------------------------------------------------------------------------
Net (loss) under US GAAP before minority interest              (3,466)        (2,279)     (12,936)       (244)
Minority interest, as adjusted (note d2 and d3)                    54           (661)          56         700
--------------------------------------------------------------------------------------------------------------
Net income/(loss) under US GAAP                         $      (3,412)  $     (2,940)  $  (12,880) $      456
Other comprehensive income -gain/(loss) on marketable
 securities                                                      (156)             -          893           -
Other comprehensive income - mark to market loss on
 derviatives (note d4)                                           (418)             -         (702)          -
--------------------------------------------------------------------------------------------------------------
Comprehensive income/(loss)                             $      (3,986)  $     (2,940)  $  (12,689) $      456
--------------------------------------------------------------------------------------------------------------

Basic net income/(loss) per share under US GAAP         $      (0.024)  $     (0.022)  $   (0.090) $    0.003
Diluted net income/(loss) under US GAAP                 $      (0.024)        (0.022)  $   (0.090) $    0.003
--------------------------------------------------------------------------------------------------------------


Revenues for the first six months of 2005 were $49.7 million under US GAAP, or $6.7 million higher than under Cdn GAAP, the difference being attributed to first quarter 2005 revenues at Wassa which was put in service in the first quarter of 2005 for US GAAP but was not put in-service until the second quarter for Cdn GAAP.

STATEMENTS OF CASH FLOW - US GAAP


STATEMENTS OF CASH FLOW - US GAAP                          Three months ended June 30,   Six months ended June 30,
                                                           ---------------------------------------------------------
                                                                2005          2004          2005           2004
--------------------------------------------------------------------------------------------------------------------
Cash provided by/(used in):
Operating activities                                        $     (4,243) $      2,284  $    (11,284) $       5,129
Investing activities                                             (44,146)      (11,903)      (39,712)       (19,146)
Financing activities                                              49,756         9,437        56,505          9,882
--------------------------------------------------------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents for the
 period                                                            1,367          (182)        5,509         (4,135)
Cash and cash equivalents beginning of the period                 17,019        86,017        12,877         89,970
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents end of the period                 $     18,386  $     85,835  $     18,386  $      85,835
--------------------------------------------------------------------------------------------------------------------



(d) Notes

(1) Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it can be shown that it is capable of producing its intended product. Under Cdn GAAP new production facilities are placed in service when output reaches a significant portion of the facility's design capacity. As such, the new Wassa mine and processing operation was placed in service on January 1, 2005 for US GAAP purposes and was placed in service on April 1, 2005 for Cdn GAAP purposes. All operating expenses, including ARO accretion, depreciation, depletion and amortization and work in process inventory adjustments were recognized in the statement of operations for US GAAP during the first quarter of 2005 while such costs were capitalized net of revenues generated for Cdn GAAP.

(2) Under US GAAP, exploration, acquisition and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset's cost basis is reduced in accordance with Cdn GAAP provisions. In addition, minority investments in companies whose major business is mineral exploration are deemed for US GAAP to be equivalent to exploration spending.

(3) Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until such time as a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset's cost basis is reduced in accordance with Cdn GAAP provisions.

(4) In January 2005 a subsidiary entered in to a gold derivative position as part of a loan agreement. Under Cdn GAAP the mark to market gains and losses on the hedge portion of the derivative are not recorded but are disclosed in the foot notes. Under US GAAP the effective portion of the mark to market gains and losses on the hedge portion of the derivative is recorded in Other Comprehensive Income and an asset or liability. Any ineffective portion of the hedge is recorded in the income statement. As of June 30, 2005 the derivative contract had a negative mark-to-market value of $0.7 million.

(5) Numerous transactions since the Company's organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP); - under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries' shares are not allowed under US GAAP.

(6) For US GAAP purposes, 100% of the $50.0 million of convertible notes issued in the second quarter of 2005 was classified as a liability. Under Cdn GAAP, the fair value of the conversion feature is classified as equity and the balance is classified as a liability. Under Cdn GAAP, the liability portion is accreted each period in amounts which will increase the liability to its full amount as of the maturity date and the accretion is recorded as interest expense.

In March 2005 the Emerging Issues Task Force of the Financial Accounting Standards Board issued statement 04-6 "Accounting for Stripping Costs Incurred During Production in the Mining Industry" ("EITF 04-6") which precludes deferred of stripping costs during a mine's production phase. EITF 04-6 requires that deferred stripping costs be considered a variable production cost. The new pronouncement is effective January 1, 2006 and transition provisions allow any remaining balances in deferred stripping asset accounts to be closed directly to retained earnings on January 1, 2006. Cdn GAAP has not yet addressed this new development in US GAAP and it is currently not known if deferred stripping accounting will be acceptable in Canada after 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Cdn GAAP"). See Note 21 to the accompanying consolidated financial states for a reconciliation to accounting principles generally accepted in the United States ("US GAAP"). This Management's Discussion and Analysis of Financial Condition and Results of Operations includes information available to August 2, 2005.

In this Form 10-Q we use the terms "Total operating cost per ounce", "total cash cost per ounce" and "cash operating cost per ounce".

Total operating cost per ounce is equal to "Mining operations" costs as found on our consolidated statement of operations divided by the ounces of gold sold in the period. Mining operations costs include all mine-site operating costs, including the costs of mining, processing, maintenance, work in process inventory changes, mine-site overhead, production taxes and royalties, depreciation, depletion, amortization, asset retirement obligations and by-product credits, but do not include exploration costs, corporate general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, foreign currency gains and losses, gains and losses on investments and income tax.

Total cash cost per ounce is equal to "mining operations" costs, as found on our consolidated statements of operations less depreciation, depletion, amortization and asset retirement obligation accretion divided by the number of ounces of gold sold during the period.

Cash operating cost per ounce is equal to "total cash costs" for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period.

The following table shows the derivation of these measures and a reconciliation of "total cash cost per ounce" and "cash operating cost per ounce".


Derivation of Total Mine Operating Cost                   For the three months ended June 30, 2005      For the three
for the three months ended June 30, 2005                                                                months ended
                                                                                                        June 30, 2004
                                                         -------------------------------------------------------------
                                                                            Bogoso
                                                               Wassa        Prestea         Total              Total
----------------------------------------------------------------------------------------------------------------------
Mining operations expense                                  $    10,105    $    9,785     $   19,890       $    10,190
----------------------------------------------------------------------------------------------------------------------
Depreciation, depletion & amortization                           1,699         2,042          3,741             1,945
----------------------------------------------------------------------------------------------------------------------
Accretion of asset retirement obligations                           95            86            181               163
----------------------------------------------------------------------------------------------------------------------
Total mine operating costs - GAAP                          $    11,899    $   11,913     $   23,812       $    12,298
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Ounces sold                                                     20,739        33,199         53,938            38,805
----------------------------------------------------------------------------------------------------------------------

Derivation of Costs per Ounce
----------------------------------------------------------------------------------------------------------------------
Total mine operating cost per ounce - GAAP ($/oz)                  574           359            441               317
----------------------------------------------------------------------------------------------------------------------
Less depreciation, depletion & amortization ($/oz)                  82            62             69                50
----------------------------------------------------------------------------------------------------------------------
Less accretion of asset retirement obligation ($/oz)                 5             3              3                 4
----------------------------------------------------------------------------------------------------------------------
Total cash cost ($/oz)                                             487           295            369               263
----------------------------------------------------------------------------------------------------------------------
Less royalties and production taxes ($/oz)                          15            13             14                12
----------------------------------------------------------------------------------------------------------------------
Cash operating cost ($/oz)                                         472           282            355               251
----------------------------------------------------------------------------------------------------------------------


Derivation of Total Mine Operating Cost                   For the six months ended June 30, 2005         For the six
for the six months ended June 30, 2005                                                                  months ended
                                                                                                        June 30, 2004
                                                         -------------------------------------------------------------
                                                                            Bogoso
                                                               Wassa        Prestea         Total              Total
----------------------------------------------------------------------------------------------------------------------
Mining operations expense                                  $    10,105     $  21,861     $   31,966       $    19,315
----------------------------------------------------------------------------------------------------------------------
Depreciation, depletion & amortization                           1,699         4,214          5,913             4,223
----------------------------------------------------------------------------------------------------------------------
Accretion of asset retirement obligations                           95           273            368               322
----------------------------------------------------------------------------------------------------------------------
Total mine operating costs - GAAP                          $    11,899     $  26,348     $   38,247       $    23,860
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Ounces sold                                                     20,739        72,364         93,103            86,007
----------------------------------------------------------------------------------------------------------------------

Derivation of Costs per Ounce
----------------------------------------------------------------------------------------------------------------------
Total operating cost per ounce - GAAP ($/oz)                       574           364            411               277
----------------------------------------------------------------------------------------------------------------------
Less depreciation, depletion & amortization ($/oz)                  82            58             64                49
----------------------------------------------------------------------------------------------------------------------
Less accretion of asset retirement obligation ($/oz)                 5             4              4                 4
----------------------------------------------------------------------------------------------------------------------
Total cash cost ($/oz)                                             487           302            343               225
----------------------------------------------------------------------------------------------------------------------
Less royalties and production taxes ($/oz)                          15            13             13                12
----------------------------------------------------------------------------------------------------------------------
Cash operating cost ($/oz)                                         472           289            330               213
----------------------------------------------------------------------------------------------------------------------


The Wassa mine was placed in service on April 1, 2005. As such it was not in operation in 2004 and was in operation only during the second quarter of 2005. Thus its costs for the three months and six months of 2005 are the same.

These calculations of total cash cost per ounce and cash operating cost per ounce are in compliance with an industry standard for such measures established in 1996 by the Gold Institute, a non-profit industry group.

We use total cash cost per ounce and cash operating cost per ounce as key operating indicators. We monitor these measures monthly, comparing each month's values to prior period's values to detect trends that may indicate increases or decreases in operating efficiencies. These measures are also compared against budget to alert management to trends that may cause actual results to deviate from planned operational results. We provide these measures to our investors to allow them to also monitor operational efficiencies of our mines. We calculate these measures for both individual operating units and on a consolidated basis.

Total cash cost per ounce and cash operating cost per ounce should be considered as non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are material limitations associated with the use of such non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Changes in numerous factors including, but not limited to, mining rates, milling rates, gold grade, gold recovery, and the costs of labor, consumables and mine site general and administrative activities can cause these measures to increase or decrease. We believe that these measures are the same as, or similar to the measures of other gold mining companies, but may not be comparable to similarly titled measures in every instance.

All figures and amounts in this Item 2 are shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital has been repaid, the Government of Ghana would receive 10% of the dividends from the subsidiaries owning the Bogoso/Prestea and Wassa mines.

OUR BUSINESS

Description of Business

Through our subsidiaries and joint ventures we own a controlling interest in three gold properties in southern Ghana in West Africa: the Bogoso/Prestea property, which comprises the adjoining Bogoso and Prestea mining leases ("Bogoso/Prestea"), the Wassa property ("Wassa") and the Prestea Underground property ("Prestea Underground").

Bogoso/Prestea and the Prestea Underground are owned by our 90% owned subsidiary Bogoso Gold Limited ("BGL"). All of our gold production prior to April 2005 came from Bogoso/Prestea. The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. BGL owns a 90% operating interest in the Prestea Underground. We are currently conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.

Through another 90% owned subsidiary, Wexford Goldfields Limited ("WGL"), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Construction of Wassa's new processing plant and open pit mine was completed at the end of March 2005 and the project was placed in service on April 1, 2005.

We hold interests in an exploration joint venture in Sierra Leone in West Africa and hold active exploration properties in Ghana, Cote d'Ivoire Suriname and French Guiana. We hold indirect interests in gold exploration properties in Peru and Chile through an equity investment in Goldmin Consolidated Holdings, and in the Democratic Republic of the Congo through a cost basis investment in Moto Goldmines Limited. We also own 59% interest in EURO Ressources S.A., a French registered, publicly traded royalty holding company (formerly known as Guyanor Ressources S.A.) which owns a royalty interest in Cambior Inc.'s Rosebel gold mine in Suriname.

Our corporate headquarters is located in Littleton, Colorado. All of our operations, with the exception of various exploration projects, transact business in US dollars and keep financial records in US dollars.

TRENDS AND EVENTS DURING THE FIRST SIX MONTHS OF 2005

Wassa Start-Up

Following the completion of construction and commissioning in the first quarter of 2005, the Wassa mine was placed in service on April 1, 2005. The Wassa processing plant processed 813,624 tonnes of ore in the second quarter or 8,941 tonnes per day and shipped and sold 20,739 ounces of gold. During June the processing rate increased to an average of 10,386 tonnes per day and in July to slightly over 12,000 tonnes per day. The design capacity is 10,000 tonnes per day. Prior to the April 1 in service date, revenues were netted against operating costs and resulting balance was capitalized.

Construction of a power line connecting the property to the national power grid was completed in early June and the processing plant is now operating more efficiently on the grid power than it did on Wassa's on-site diesel-fired generating plant. Prior to early June, plant operations were impacted by the continuity, availability and cost of power from our owner-operated powerhouse which resulted in the plant operating at less than its designed capacity, which in combination with the expected lower grade in the upper levels of the Wassa open pit, contributed to lower overall production. The lower than expected gold production and high power costs contributed to high cash operating costs during the second quarter.

Bogoso/Prestea Operations

Operations at Bogoso/Prestea were profitable during the three months and six months ended June 30, 2005, with operating earnings of $1.8 million and $3.6 million, respectively.

Bogoso/Prestea continued to process hard transition and non-refractory sulfide ores during the first six months of 2005. During the first quarter of 2004 and during portions of the second quarter of 2004, the Bogoso plant processed softer oxide ores which had better gold recovery and higher processing rates than do the harder and more refractory ores processed during the first half of 2005.

We expect that the Bogoso processing plant will continue to process transition and non-refractory ores through the remainder of 2005 with recovery rates in the third quarter similar to those experienced in the first half. We further expect improvement in gold recovery rates in the fourth quarter as the Plant-North pit begins to mine ores types more amenable to the Bogoso plant. The anticipated improvement in gold recovery in the fourth quarter should raise gold production and reduce cash operating costs per ounce from the levels of the first half of 2005.

As mining progresses deeper and into the southern end of the Plant North ore body at Bogoso/Prestea we expect to reach zones of more amenable ores which should increase the plant processing rate and gold recovery rates during the second half of 2005.

Sale of Convertible Notes

On April 15, 2005 we sold $50 million of senior unsecured convertible notes (the "Notes") maturing on April 15, 2009, to a private investment fund. The Notes were issued at par and bear interest at 6.85%. The Notes are convertible to common shares at a fixed conversion price of $4.50 per share, a 48% premium to the closing price of the common shares on April 5, 2005. Proceeds from the sale of the Notes are being used for the sulfide expansion project at Bogoso and for general corporate purposes. A registration statement for the shares issuable upon conversion of the Notes was filed with the U.S. Securities and Exchange Commission in July.

Puts

In the second quarter of 2005 we purchased put options locking in an average gold floor price of $409.75 per ounce for 140,000 ounces of gold spread 27,000 in 2005, 90,000 in 2006 and 22,500 in 2007. We expect to purchase additional puts in the next few months. The puts are expected to provide down-side price protection for operational cash flows during the Bogoso sulfide expansion project construction period.

Rand and Euro Forwards

In the second quarter of 2005 we established forward contracts for 126 million South African Rand at an average exchange rate of 6.6647 Rand per the dollar and 4.0 million Euros at an average exchange rate of 1.2458 dollars per Euro. This action was undertaken to limit the potential impact of unfavorable foreign currency fluctuations on the cost of equipment and services we expect to acquire from South African and European vendors during the construction phase of the Bogoso sulfide expansion project.

Acquisition of Afema Property

On March 29, 2005 we entered into an agreement with Societe d'Etat pour le Developpement Minier de la Cote d'Ivoire ("SO.DE.MI."), the Cote d'Ivoire state mining and exploration company, to acquire their 90% interest in the Afema gold property in south-east Cote d'Ivoire. Under the terms of this agreement, the Cote d'Ivoire government would retain a 10% interest in such property.

A $110,000 initial payment was made to SO.DE.MI. in the second quarter which gives us the right to carry out a six month detailed technical due diligence program, after which we have the right to acquire 100% of SO.DE.MI.'s rights in the Afema property for an additional $1.5 million. In addition to the acquisition payments, we agreed to pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty will be indexed to the gold price. At current gold prices and in the range of $375 to $450 per ounce the royalty rate would be 2.5%.

The Afema property covers an area of 2,012 square kilometers of the Sefwi Belt meta-volcanics and the Kumasi Basin meta-sedimentary rocks which extend into the Cote d'Ivoire. In Ghana, this `belt-basin' contact hosts the multi-million ounce Chirano and Bibiani gold deposits. In the 1990s approximately 125,000 ounces of gold were produced from oxide ores on the Afema property from several small open pits along a 12 kilometer strike-length.

We currently plan to spend about $0.5 million on due diligence and exploration in the next six months and may, subject to exploration success and in the event that we complete the acquisition, spend a further spend $3.5 million, exclusive of the $1.5 million acquisition costs, over the next three and a half years.

Environmental Reclamation Bonds

During 2004, the Ghana Environmental Protection Agency requested that we provide environmental reclamation bonds for both Bogoso/Prestea and Wassa. In March 2005, we bonded $3.0 million to cover future reclamation obligations at Wassa, with a $2.85 million letter of credit and $0.15 million of cash which was deposited with the Ghanaian Environmental Protection Agency. In the third quarter of 2005 we expect to complete our obligation for Bogoso/Prestea bonding, with a letter of credit already lodged for $8.55 million and a deposit of $0.45 million with the Ghanaian Environmental Protection Agency.

EURO Ressources Restructuring

On January 8, 2005 EURO Ressources S.A. ("EURO Ressources "), a 59% owed subsidiary formerly called Guyanor Ressources S.A., borrowed $6.0 million from a commercial bank and paid the full amount to Golden Star as the first installment for the Rosebel royalty which EURO Ressources purchased from us in December 2004. A second installment of $6.0 million was due by June 30, 2005 but remains unpaid and, in accordance with our agreements with EURO Ressources, the unpaid balance is now accruing interest at a rate of 12% per annum until such time as the $6.0 million payment is made. EURO Ressources is now seeking additional funding to pay the second $6.0 million installment due Golden Star. Covenants in the January 2005 loan agreement preclude EURO Ressources from acquiring any additional debt without the bank's approval.

As required by the loan agreement, EURO Ressources entered into a cash-settled forward sales agreement in January 2005 which obligates EURO Ressources to sell 5,700 ounces of gold to the bank that provided the $6.0 million loan, beginning April 20, 2005 and every three months thereafter until July 20, 2007. When the average gold price for the prior three month period is less than $421 per ounce, the financial institution will pay an amount to EURO Ressources equal to the difference between the average price and $421 times 5,700 ounces. The hedge is structured to offset the floating price nature of the Rosebel royalty by tying a portion of the royalty payments to a gold price of $421 per ounce. Gold prices averaged $427 per ounce during the first quarter of 2005 resulting in a payment to the bank of $38,000 on the first 5,700 ounce tranche of the hedge. The payment due the bank in the second quarter was approximately $36,000 based on the average gold price of $427 during the second quarter multiplied by 5,700 ounces.

In April, EURO Ressources received its first royalty payment from Cambior Inc. As required by its loan agreement with the commercial bank which made the $6.0 million loan in January, all royalty proceeds are initially deposited with the bank. Funds are subsequently disbursed to EURO Resources on an as-needed basis. Excess funds retained by the bank are classified as restricted cash on the Golden Star consolidated balance sheet.

Gold Prices

Gold prices have generally trended upward during most of the last four years, from a low of just under $260 per ounce in early 2001 to a high of $454 in late 2004. During the first half of 2005 gold prices pulled back from the late 2004 highs averaging $427 per ounce for the first six months of 2005. Much of the price increase has been attributed to a decrease in the value of the US dollar versus other major foreign currencies. Our realized gold price for shipments during the first six months of 2005 averaged $426 per ounce compared to $404 per ounce average price received in the first six months of 2004.

Illegal Mining

In February 2005, Ghana Government authorities resolved formally, with the support of the Chamber of Mines and other stakeholders, that illegal mining would not be tolerated and accordingly notice was given by the Ghana Government to illegal miners nationwide that they were to cease all illegal mining operations. In particular, the Ghana Government singled out illegal miners who are operating on our Bogoso/Prestea property and has undertaken to use Ghana Government security agencies to remove them if they do not voluntarily depart. The notice given by the Ghana Government to the illegal miners has expired and therefore, in the near term, we expect Government security forces to commence the process of removing the illegal miners.

Separately, the Ghanaian Minister for Lands, Forestry and Mines has commenced an initiative to simplify the process for persons to become legitimate small scale miners and to identify suitable areas for legitimate small scale mining. Several areas, which are outside the Company's property holdings, have been designated by the Ghana Minerals Commission for such purposes. The Ghana Government and its agencies have also carried out educational programs for the illegal miners and the nearby communities relating to the negative social, health and environmental impacts of illegal mining. The program also makes illegal miners aware of the Ghana Government's small scale mining initiative and educates them on environmental and safety issues.

We are working closely with the Ghana Government security agencies to reduce tensions in the area and to reduce the risk of an escalation of the situation and possible injury to people and damage to property. Unfortunately, the actions proposed by the Ghana Government have caused unrest in the community at Prestea resulting in a number of protests and demonstrations during which violence has been threatened and during which illegal miners have entered our pits where they damaged property and removed ore.

Due to security concerns and the Company's policy of avoiding unnecessary confrontation, we have had limited access to many of the areas where the illegal mining is occurring. As a result we have not been able to update the fourth quarter 2004 50,000-ounce estimate of gold illegally removed from our property. In addition, we have not been able to carry out a comprehensive survey of the environmental degradation caused by the illegal miners.

RESULTS OF OPERATIONS

Second Quarter of 2005 Compared to the Second Quarter of 2004

Summary - Second Quarter 2005

During the three months ended June 30, 2005, we incurred a net loss of $(3.6) million or $(0.025) per share on revenues of $25.0 million, versus net income of $1.1 million or $0.008 per share on revenues of $16.5 million during the three months ended June 30, 2004. While gold revenues were $7.9 million higher than in the same period of 2004, due mostly to production from our new Wassa mine and from higher realized gold prices, mine operating costs were $11.5 million higher, due mostly to the Wassa mine coming on line in April. The major factors contributing to the $4.7 million lower quarterly net income from a year earlier include a $2.7 million operating loss at Wassa, $0.5 million of EURO Ressources restructuring costs, a $0.5 million mark-to-market loss on derivatives, a $0.8 million increase in interest expense primarily on the convertible notes and a $0.4 million increase in foreign exchange mark-to-market losses. These higher costs and losses were partly offset by $1.8 million of operating earnings at Bogoso/Prestea, a $0.5 million increase in royalty and interest income and a $0.6 million reduction in option expense. Realized gold prices averaged $429 per ounce for the second quarter of 2005, a 7.5% increase from the $399 per ounce realized in the same quarter of 2004.


             CONSOLIDATED                Three months ended June 30, Six months ended June 30,
           FINANCIAL RESULTS            -------------------------------------------------------
                                            2005           2004          2005         2004
-----------------------------------------------------------------------------------------------
Gold sold (oz)                                 53,938         38,805       93,103       86,007
Average price realized ($/oz)                     429            399          428          404
Cash flow from operations (in $
 thousands)                                    (6,732)         5,675       (3,098)      11,681
Total revenues (in $ thousands)                24,691         16,494       43,049       36,351
Net income/(loss) (in $ thousands)             (3,574)         1,115       (4,939)       6,309
Net income/(loss) per share - basic ($)        (0.025)         0.008       (0.035)       0.047
-----------------------------------------------------------------------------------------------


Bogoso/Prestea Operations - Second Quarter 2005

During the quarter ended June 30, 2005 Bogoso/Prestea generated operating profits after-tax of $1.8 million.

The income was based on sales of 33,199 ounces of gold during the second quarter of 2005, down from 38,805 ounces in the same period of 2004. The major factor contributing to the lower gold output was a change in ore type from a year ago. The non-refractory sulfide and transition ores processed in the second quarter of 2005 are significantly harder and more difficult and costly to treat than was the softer oxide ore treated in the second quarter of 2004. The increased hardness resulted in lower mill throughput and the more complex metallurgy resulted in lower gold recoveries than in the first quarter of 2004. As a result of the harder ore we experienced increases in certain operating costs including, electric power usage, explosives, drilling supplies, and equipment maintenance. Rising costs of fuel and other consumables were also a significant factor in the overall cost increase.



-----------------------------------------------------------------------------------------
          BOGOSO/PRESTEA           Three months ended June 30, Six months ended June 30,
         OPERATING RESULTS         ------------------------------------------------------
                                            2005         2004           2005        2004
-----------------------------------------------------------------------------------------
Ore mined (t)                            508,685      311,714        908,829     687,300
Waste mined (t)                        2,601,968    1,766,400      4,693,221   3,793,360
Ore milled (t)                           378,259      421,289        769,553     935,725
Grade milled (g/t)                          4.54         3.51           4.55        3.64
Recovery (%)                                59.3         63.8           60.4        73.7
Gold sold (oz)                            33,199       38,805         72,364      86,007
Cash operating cost ($/oz)                   282          251            289         213
Royalties ($/oz)                              13           12             13          12
Total cash cost ($/oz)                       295          263            302         225
-----------------------------------------------------------------------------------------


The lower gold output and higher mine operating costs in the second quarter of 2005 resulted in a significant increase in unit costs versus the second quarter of 2004. Cash operating costs averaged $282 per ounce, compared to $251 per ounce in the second quarter of 2004, and total cash costs averaged $295 per ounce, up from $263 per ounce in the second quarter of 2004. Depreciation and amortization were essentially unchanged from a year earlier.

The Bogoso processing plant processed an average of 4,156 tonnes per day at an average grade of 4.54 grams per tonne, as compared to 4,630 tonnes per day at
3.51 grams per tonne in the same period in 2004. During the quarter gold recovery dropped to 59% from 64% in the second quarter of 2004. Lower recovery was directly related to the non-refractory sulfide ores and to the transition ores which typically have lower recoveries than the oxide ores milled in the second quarter of 2004.

Wassa Operations - Second Quarter 2005

The Wassa mine was placed in service on April 1, 2005 after completing its commissioning and testing phase in the first quarter. Wassa shipped and sold 20,739 ounces of gold during the second quarter, receiving an average price of $429.81 per ounce. Plant throughput averaged 8,941 tonnes per day at an average grade of 1.08 grams per tonne with a recovery of 86.8%. Feed to the Wassa plant consisted of approximately 670,361 tonnes of pit ore averaging 1.14 grams per tonne and 143,263 tonnes of heap leach materials which averaged 0.77 grams per tonne. Approximately 688,243 tonnes of ore were mined from the open pits at an average grade of 1.09 grams per tonne.

Prior to early June, plant operations were impacted by the continuity, availability and cost of power from our owner-operated powerhouse which resulted in the plant operating at less than its designed capacity, which in combination with the expected lower grade in the upper levels of the Wassa open pit, contributed to lower overall production. The lower than expected gold production and high power costs contributed to high cash operating costs during the second quarter which averaged $472 per ounce. Total cash costs averaged $487 per ounce.

In June, after the connection to the regional power grid, cash operating costs per ounce fell to $333 per ounce. Further reductions in cost per ounce are expected in the second half of 2005 from the lower-cost grid power, from the arrival of new mining equipment, and from expected increases in head grades as mining accesses higher grade ores deeper in the pit. We also anticipate higher plant throughput rates in the second half in excess of 10,000 tonne per day designed plant capacity. June's mill throughput rate increased to 10,386 tonnes per day after connection to the power grid, up from a second quarter average rate of 8,941 tonnes per day and throughput in July averaged just over 12,000 tonne per day.


      WASSA OPERATING RESULTS      Three months ended June 30,   Six months ended June 30,
                                   ----------------------------------------------------------
(After April 1, 2005 start up) (1)     2005          2004           2005           2004
---------------------------------------------------------------------------------------------
Ore mined (t)                            688,243             -         688,243             -
Waste mined (t)                        1,985,833             -       1,985,833             -
Heap leach material milled (t)           143,263             -         143,263             -
Pit ore milled (t)                       670,361             -         670,361             -
Grade milled (g/t)                          1.08             -            1.08             -
Recovery (%)                                86.8             -            86.8             -
Gold sold (oz)                            20,739             -          20,739             -
Cash Operating Cost ($/oz)                   472             -             472             -
Royalities ($/oz)                             15             -              15             -
Total Cash Cost ($/oz)                       487             -             487             -
---------------------------------------------------------------------------------------------

(1) Since the Wassa mine was not placed in service until April 1, 2005, the production for the six months ended June 30, 2005 was the same as the production for the three months ended June 30, 2005.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Summary - Six Months ended June 30, 2005

During the six months ended June 30, 2005, we incurred a net loss of $(4.9) million or $(0.035) per share on revenues of $43.0 million, versus net income of $6.3 million or $0.047 per share on revenues of $36.4 million during the first six months of 2004. While gold revenues were $5.3 million higher than in the same period of 2004, due mostly to production from our new Wassa mine and from higher realized gold prices, operating costs were $14.6 million higher, also due mostly to the Wassa start-up. The major factors contributing to the $11.2 million swing from a net income position in the first six months of 2004 to a net loss in the first six months of 2005 include a $7.0 million reduction in operating income at Bogoso/Prestea, a current year $2.7 million operating loss at Wassa, a $1.1 million impairment write-off of an exploration project, $0.5 million of EURO Ressources restructuring costs, a $0.5 million mark-to-market loss on derivatives and an $0.8 million increase in interest expense. These higher costs were partly offset by $3.6 million of operating earnings at Bogoso/Prestea and a $1.3 million increase in royalty and interest income. Realized gold prices averaged $428 per ounce for the first six months of 2005, a 5.9% increase from the $404 per ounce realized in the same quarter of 2004.

Bogoso/Prestea Operations - Six Months ended June 30, 2005

Bogoso/Prestea generated $3.6 million of after-tax operating income on sales of 72,364 ounces of gold during the first six months of 2005, down from 86,007 ounces in the same period of 2004. The major factor contributing to the lower gold output was a change in ore type from a year ago. The non-refractory sulfide and transition ores processed in the first half of 2005 were significantly harder and more difficult and costly to treat than was the softer oxide ore treated in the first half of 2004. The increased hardness resulted in lower mill throughput and the more complex metallurgy resulted in lower gold recoveries. As a result of the harder ore we experienced increases in certain operating costs including, electric power usage, explosives, drilling supplies, and equipment maintenance. Rising fuel costs were also a significant factor in the overall cost increase.

The lower gold output and higher mine operating costs resulted in a significant increase in unit costs from the same period of 2004. Cash operating costs for the six months averaged $289 per ounce, compared to $213 per ounce in the first six months of 2004, and total cash costs averaged $302 per ounce, up from $225 per ounce in 2004. Depreciation and amortization were higher than a year earlier due to the addition of new plant and equipment at Bogoso/Prestea in late 2004 and early 2005.

The Bogoso processing plant processed an average of 4,251 tonnes per day at an average grade of 4.55 grams per tonne, as compared to 4,630 tonnes per day at
3.51 grams per tonne in the same period in 2004. Gold recovery dropped to 60% from 64% in 2004. Lower recovery was directly related to the non-refractory sulfide ores and to the transition ores which typically have lower recoveries than the oxide ores milled in the first half of 2004.

Wassa Operations - Six Months ended June 30, 2005

Since the Wassa project was not in service in the first quarter of 2005, operating results for the six months are the same as for the three months ended June 30, 2005 as discussed above.

EXPANSION PROJECTS

Bogoso Sulfide Expansion Project

Planning, engineering and ordering of long lead time items for the Bogoso sulfide expansion project proceeded during the first six months of 2005. Environmental permits were received in the second quarter as was final approval of the Board of Directors. The project is designed to expand the existing Bogoso plant processing facility by adding a sulfide processing plant with a capacity of up to 3.5 million tonnes per year of refractory sulfide utilizing a the BIOX(R) bio-oxidation process. We estimate that the total capital cost of the Bogoso sulfide expansion project, including the new oxide circuit and expansion of the mining fleet, to be approximately $115 to $125 million, and we expect a 15 to 18 month construction period.

The existing 1.5 million tonne per year Bogoso oxide ore processing plant will be unaffected by the expansion project. Maintaining an oxide ore processing plant at Bogoso will reduce the risk of a period without operating cash flow during the commissioning of the sulfide expansion project. As a result of the continued availability of this oxide plant, a decision was made in early 2005 to not proceed with development of a separate oxide ore processing facility at Bondaye, south of Prestea. Instead we intend to transport oxide ore from Bondaye, and other locations north and west of Bogoso, to the Bogoso oxide plant for processing. Operation of the oxide and sulfide processing plants in a single centralized complex is expected to streamline the management structure and result in reduced general and administrative costs which should offset the cost of transporting the ores.

The design and construction of the expansion project is being managed by GRD Minproc on an engineering, procurement and construction management basis for the design and construction of the processing plant expansion. Work is proceeding in accordance with a letter of intent entered into in February 2005. A contract with GRD Minproc is expected to be finalized in the third quarter. Ordering of long lead time items continued during the first half of 2005 and we expect that detailed design will be completed in the third quarter of 2005. A contract for the concrete foundation work was awarded in May and the contractor mobilized to site and is proceeding with the concrete work.

We currently have proven and probable refractory reserves of approximately 20.5 million tonnes at an average grade of 2.81 grams per tonne. Gold production from the Bogoso processing plant, following completion of the sulfide expansion project, is expected to average approximately 270,000 ounces per annum and to vary between 260,000 to 290,000 ounces per annum at an average cash operating cost between $250 to $270 per ounce and it is assumed commercial production will be achieved in 2006. Estimated gold recoveries from the BIOX(R) process are expected to average 86% and vary between 78% and 88%.

We currently have proven and probable oxide reserves of approximately 1.26 million tonnes at an average grade of 2.5 grams per tonne. The oxide plant at Bogoso is expected to continue to produce gold at its historical rate of between 100,000 and 150,000 ounces per annum at an average cash operating cost between $200 and $250 per ounce.

EXPLORATION

Ghana

We spent approximately $7.3 million on exploration activities in Ghana during the first six months of 2005 including $1.3 million at Wassa, $2.3 million at the Prestea Underground, $2.5 million on sulfide targets at Bogoso/Prestea and approximately $1.2 million on exploration projects outside the immediate Bogoso/Prestea and Wassa areas. Overall we plan to spend a total of approximately $13 million on exploration activities in Ghana during 2005.

We continued drilling on the Bogoso concession during the first six months of 2005 to identify and establish sulfide mineralization below the old oxide pits. This work has confirmed that mineralization under the oxide pits immediately to the north of Bogoso continues below the current optimized pits. Drilling beneath the Chujah and Dumase pits continued to test the sulfide resource contained in the $400 per ounce inferred optimized pit shells. Drill results thus far have confirmed inferred resource estimates, upgrading a portion of these resources to the indicated resource category.

Drilling along the Tuapim trend in the southern portion of the Prestea concession has been suspended due to ongoing access problems related to illegal miners. Previous drilling along this trend infill between sections and down dip of earlier drill intercepts had demonstrated continuity and added confidence to the inferred resources with many holes intersecting mineralization 5 to 20 meters thick with grades in excess of 3 grams per tonne. Further work in this area will remain suspended pending the removal of the illegal miners.

Exploration on the Dunkwa concessions during the second quarter concentrated on drilling at Mampon, where core drilling was conducted to further test the resource potential along strike of the known mineralization as well as collect samples for metallurgical and geotechnical evaluation. The high grade intersections previously drilled by Birim were confirmed by the metallurgical drilling including intersections of up to 19 meters at 12 grams per tonne, although drill results to date have failed to identify any extensions to known mineralization along strike to either the north or south. Preparation has commenced for drilling in the southern part of the Asikuma license in the second quarter. Metallurgical testing was initiated in the second quarter on Mampon cores.

Exploration continued on the Prestea Underground during the second quarter, with two underground rigs operating on Levels 8N and 17S. The Level 8 drilling continued to test the hanging wall zone below the Plant-North pit while the Level 17 drilling tested the West Reef to approximately Level 22. Results have been variable, with the targeted structures being intersected in most holes but with erratic grades. The West Reef target on Level 17 intersected grades in the range of 3 to 11 grams per tonne gold over widths between 1 and 1.5 meters. The hanging wall zone on Level 8 North is typically wider but lower grade and is more associated with disseminated sulfides rather than discrete reefs. Channel sampling at 5 meter spacing along the strike of the West Reef on the Level 17 reef drive has again returned some encouraging results with high grade portions averaging 2.2 meters wide grading 80 grams per tonne gold over a strike length of approximately 40 meters.

Drilling from the 30 level is expected to commence late in 2005 once the mine has been dewatered below this level.

The Bondaye deep hole and a daughter hole (a second hole wedged off from the main hole at depth) were completed during the second quarter reaching the graphitic shear zone target at a depth of 1,504 meters. While the shear zone was identified in the core, gold grades and quartz veining were minimal. There is no plan for additional deep drilling in this area.

A resource core drilling program commenced on the Pampe/Riyadh area in the second quarter following drilling at these concessions west of Bogoso earlier in the year. Drilling has so far identified a mineralized zone with approximately one kilometer of strike length extending to depths of up to 175 meters.

Upon completion of this program we intend to conduct an independent pre-feasibility study to determine the economic viability of extracting these deposits and treating them through the Bogoso processing plant. This will determine whether we exercise our option to purchase the concessions from the current owners.

Exploration at Wassa during the second quarter mainly involved drilling to test geophysical and geochemical anomalies along the two parallel trends extending south into the forest reserve. Drilling to date has generally intersected moderate grades between 0.5 to 1.5 grams per tonne with occasional higher grade and wider zones. This initial phase of wide-spaced 200 meter by 50 meter drilling has been completed and follow-up drilling is underway on anomalies identified in the earlier work.

The regional programs in the second quarter involved mostly follow-up on the anomalies we had defined by previous work, including regional laterite and soil auger sampling around the Wassa mining lease and on the Akropong Prospecting and Reconnaissance licenses. In the second quarter the Minerals Commission of Ghana approved the Adubrim and Kibi Reconnaissance License applications, two of three such applications Golden Star has lodged. Reconnaissance geochemical sampling programs will commence early in the third quarter.

Other African Projects

In October 2004 we acquired a 9.5% interest in Moto Goldmines Limited ("Moto") for $4.1 million. Moto controls the approximate 4,700 square kilometer Moto concessions located in the north east of the Democratic Republic of Congo. The Moto concessions form part of the Kilo-Moto gold belt which has historical production in excess of 11 million ounces with over two million ounces mined from ten small mines within the central 35 square kilometers on the Moto concessions. After securing control of the property in 2003, Moto began a drilling program in February 2004 to confirm and expand the gold resource around the areas previously mined. Based upon this work Moto's independent resource consultants have estimated indicated resources at Moto of 7 million tonnes grading 2.7 grams per tonne and inferred resources of 36 million tonnes grading
3.2 grams per tonne. Drilling in the first half of 2005 continued to deliver encouraging results, especially from the Mengu Hill, Karagba, and Sessengi prospects. On June 1, 2005 we increased our cost basis investment in Moto by $1.4 million by exercising 1.0 million of our Moto warrants bringing our investment to approximately 11.7%

At Mano River in Sierra Leone a regional soil sampling program designed to identify new targets on three project areas was completed in the second quarter. Results are pending. Any additional follow-up work on the Mano River project is dependant upon the results of the sampling program during the past two quarters.

In March 2005 we entered into an option to purchase the Afema project in Cote d'Ivoire from the parastatal company Societe d'Etat pour le Developpement Minier de la Cote d'Ivoire (`SO.DE.MI."). The Afema property covers an area of 2,012 square kilometers of prospective Birimian rocks in south east Cote d'Ivoire which represent the extension of the Sefwi Belt meta-volcanics and the Kumasi Basin meta-sedimentary rocks into Cote d'Ivoire. In Ghana this `belt-basin' contact hosts the multi-million ounce Chirano and Bibiani Gold Deposits. Under the terms of the acquisition agreement, we made an immediate payment of $110,000 to SO.DE.MI. which gives us access to past exploration and mining data and the right to carry out a six month detailed technical due diligence, after which we would have the right to complete the transaction to acquire 100% of SO.DE.MI.'s rights in the Afema property for an additional $1.5 million (subject to a statutory requirement that 10% be retained by the Government of Cote d'Ivoire).

In addition to the acquisition payments, Golden Star would pay SO.DE.MI. a royalty on gold production from the Afema property indexed to the gold price. At current gold prices in the range of $375 to $450 per ounce the royalty rate would be 2.5%.

Work conducted at Afema during the last quarter included establishing base camps and line cutting. We plan to spend at least $500,000 on exploration in the first six months and may, subject to exploration success, spend a further spend $3.5 million over the next three and a half years.

Based on disappointing results at the Mininko project during 2004 we opted to withdraw from this exploration agreement and plan no further spending in Mali during 2005. The $1.1 million of costs incurred on the project were written off in the first quarter.

South American Projects

A core drilling program was initiated in the first quarter on a gold-in-soil anomaly at our Saramacca property in Suriname. The drilling program was finished in the second quarter after completing 1,315 meters of core drilling. Drill results indicated that although the gold mineralization is discontinuous and narrower than expected, given the size of the soil anomaly there are several open-ended intercepts of high grade mineralization that require follow-up. Further analysis of the drilling data is underway and this will dictate the direction of future work on the property.

In 2004 we acquired the 466 square kilometer Bon Espoir exploration property in French Guiana for $0.4 million. Bon Espoir is located in French Guiana north of our Paul Isnard Property in a geological setting interpreted by us as having many similarities to the Ashanti Trend of Ghana. A soil sampling program initiated at Bon Espoir in the first quarter continued through the second quarter and was approximately 70% complete as of June 30, 2005. Thus far, 11 kilometers of base line and 32 kilometers of cross lines have been sampled. Assay results have identified zones of anomalous low-level gold and arsenic along the main structural break that hosts the Wayamaga prospect drilled by previous owners of the Bon Espoir permit.

Paul Isnard remained on care and maintenance during the second quarter of 2005 with expenditures of less than $0.1 million but a review of the exploration potential and reactivation of field activities is planned pending a renewal of the exploration permit currently being discussed with the relevant authorities. We plan to spend approximately $0.9 million at the Bon Espoir and Paul Isnard properties during the first nine months of 2005.

Other Exploration Areas

In addition to the project work discussed above we have initiated several regional reconnaissance efforts using our staff and contract geologists in Ghana, Cote d'Ivoire, Mauritania, Brazil, Argentina and Bolivia, budgeting approximately $1.5 million for such activities during 2005. We have also held discussions with other companies to identify opportunities for joint venture exploration efforts in several areas, including the Guiana Shield.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments balance stood at $60.9 million at June 30, 2005, up from approximately $51.7 million at the end of 2004. Operating activities consumed approximately $3.1 million of cash during the first six months of 2005, mostly related to start-up of the Wassa operation where $6.2 million of cash was used to build operating inventories, accounts receivable, other current assets and to reduce payables during Wassa's second quarter start-up. Without the start-up related increases in working capital at Wassa, consolidated operations would have generated approximately $3.1 million of cash in the first six months of 2005.

The $3.1 million of cash used in operations in the first six months compares to $11.7 million of operating cash flow provided by operations in the same period of 2004. Lower gold output, higher operating costs and the cash used for working capital at Wassa were the major factors contributing to the decrease. The lower gold sales and higher operating costs versus a year earlier were mostly due to the change in ore type as explained in the Bogoso/Prestea Operations section above.

Capital projects consumed $48.1 million of cash during the first six months of 2005, up from $25.7 million in the same period of 2004. Completion of the Wassa plant, power line construction at Wassa, additional mining equipment and work on the Bogoso sulfide expansion project and exploration spending were the major areas of capital investment in the quarter. During the first six months of 2005 we received $1.0 million of cash from Cambior Inc. as the third and final installment on its 2001 purchase of our interest in the Rosebel property.

Stock option exercises provided $0.3 million of cash during the second quarter, and new debt contributed $58.2 million. Debt repayments related to the CAT loans consumed $0.9 million of cash. At June 30, 2005, working capital stood at $75.3 million, versus $61.4 million at the end of 2004.

On April 15, 2005 we sold $50 million of senior unsecured convertible notes maturing on April 15, 2009, to a private investment fund. The funds are now being used for the sulfide expansion project at Bogoso and for general corporate purposes.

In January 2005, EURO Ressources drew down $6.0 million under a credit facility from a bank and paid the funds to Golden Star as the first installment on its purchase of the Rosebel royalty. The loan is repayable by EURO Ressources in nine equal payments of $666,667 beginning July 29, 2005 and every three months thereafter. The interest rate is set at LIBOR plus 2.5%.

In April 2005 we renewed a $25 million equipment financing credit facility from Caterpillar Financial Services. The facility provides credit for a mixture of new and used mining equipment. A total of $2.2 million was drawn under this facility in the first six months of 2005. We expect to draw additional funding from this facility in the second half of 2005 as new mining equipment is delivered.

Outlook

While we expect Bogoso/Prestea will generate positive operating cash flows in 2005, additional cash will be needed for the capital projects budgeted for the year as described below. It is anticipated that Wassa will also generate a positive operational cash flow during 2005, but will need additional funds for the purchase of a new mining fleet during the second half of the year.

We continue to work with two financial institutions to establish a $30 million revolving line of credit to ensure sufficient funds to complete the Bogoso sulfide expansion project. We expect that cash on hand at June 30, 2005, plus cash flow from operations and proceeds of the senior unsecured convertible notes sold in April along with additional equipment financing, and the revolving line of credit will be sufficient to complete construction of the Bogoso sulfide expansion project including the additional mining equipment planned for 2005 and 2006. We may require cash in addition to those sources listed above to complete the project. Unanticipated increases in estimates of future capital needs, unfavorable currency exchange rates, lower gold prices, and unanticipated declines in gold production are among the factors that could lead to additional cash needs.

LOOKING AHEAD

 Our main objectives for the remainder of 2005 are:

     o Orderly and efficient mining of Prestea Plant-North ores to allow an adequate flow of transition and non-refractory sulfide ores to the Bogoso processing plant;

     o Establishment and continuation of orderly and efficient mining and processing operations at Wassa;

     o Continuation of planning, engineering and design, and construction work on the Bogoso sulfide expansion project;

     o Permitting of the Beta Boundary pits south of Prestea, the Pampe pit on the Akropong Properties west of Bogoso, and the Mampon pit on the Dunkwa property north of Bogoso;

     o    Continued evaluation of the Prestea Underground potential;

     o    A continued high level of exploration efforts; and

     o Continuation of efforts to identify and pursue acquisition and growth opportunities in Ghana and elsewhere.

We expect gold production at Bogoso/Prestea during 2005 to come in at the low end of our previous guidance of approximately 140,000 ounces at an average cash operating cost of $260 to $280 per ounce and production of approximately 80,000 ounces for the nine months at Wassa at a cash operating cost of approximately $330 per ounce, bringing total 2005 production to approximately 220,000 ounces at an average cash operating cost of $280 to $300 per ounce.

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

Decisions to write off, or not to write off, all or a portion of our investment in various properties, especially exploration properties, subject to impairment analysis are based on our judgment as to the actual value of the properties and are therefore subjective in most cases. We have written off substantially all of our pre 1999 investments in exploration properties based upon our assessments of the amounts recoverable from these properties. Additional exploration properties and joint venture interests have been found to be impaired and were written off in 2003 and 2004 and in the first quarter of 2005. We continue to retain title to certain properties after impairment write-offs as future events and discoveries may ultimately prove that they have significant value.

Listed below are the accounting policies and estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

     o Ore stockpiles: Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces based on assay data, and the estimated recovery percentage based on the expected processing method. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore including applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and removed at the average cost per recoverable ounce of gold in the stockpile. Stockpiles are reduced as material is removed and fed to the mill. A 10% adjustment of the stockpile value, based on stockpile levels in recent periods, would change the carrying value of the stockpile inventory by approximately $0.3 million and change operating costs by the same amount.

     o Impairment Charges: We periodically review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable from continued operation of the asset. An asset impairment is considered to exist if the sum of all estimated future cash flows, on an undiscounted basis, are less than the carrying value of the asset. The determination of expected future cash flows requires numerous estimates about the future including gold prices, operating costs, gold recovery, reclamation spending, ore reserves and capital expenditures. A review of Bogoso/Prestea's expected future cash flows as of December 31, 2004 indicated that there is no impairment at gold prices in excess of $355 per ounce and at Wassa there is no impairment at gold prices greater than $320 per ounce.

     o Mining properties: Mine properties recorded on our financial records are amortized using a units-of-production method over proven and probable reserves. Reserve estimates, which serve as the denominator in units of production amortization calculations, involve the exercise of subjective judgment and are based on numerous assumptions about future operating costs, future gold prices, continuity of mineralization, future gold recovery rates, spatial configuration of gold deposits, and other factors that may prove to be incorrect. A 10% adjustment in estimated reserves could result in an approximately $0.75 million annual change in amortization expense.

     o Asset retirement obligation and reclamation expenditures: Accounting for reclamation obligations requires management to make estimates at each mining operation of reclamation and closure costs to be incurred in the future in order to complete the reclamation and environmental remediation work mandated by existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Based upon our current situation, we estimate that a 10% increase in total future reclamation and closure costs would result in an approximately $1.4 million increase in our asset retirement obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

SUMMARY OF QUARTERLY RESULTS


Summary of Quarterly Results
  ($ millions, execept per share data)

                     2005 Quarter ended            2004 Quarter ended             2003 Quarter ended
                      June 30  March 31   Dec. 31  Sept. 30  June 30  March 31    Dec. 31   Sept. 30
------------------------------------------------------------------------------------------------------
Revenues                  25.0     18.1       15.2     13.4      16.5     19.9        17.7       18.8
Net earnings/(losses)     (3.6)    (1.4)       0.6     (4.3)      1.1      5.2         7.9        6.1
------------------------------------------------------------------------------------------------------
Net earnings/(losses) attributable to common shareholders per share
   Basic                (0.025)  (0.010)     0.004   (0.030)    0.008    0.039       0.063      0.053
   Diluted              (0.025)  (0.010)     0.004   (0.030)    0.008    0.035       0.059      0.049
------------------------------------------------------------------------------------------------------

OUTSTANDING SHARE DATA

As of August 2, 2005 we had outstanding 142,887,394 common shares, 5,519,701 options, 8,448,334 warrants and convertible notes which are convertible into a total of 11,111,111 common shares.

TABLE OF CONTRACTUAL OBLIGATIONS

                                                        Payment due by period (thousands)
                                     -------------------------------------------------------------------
Contractual Obligations                  Total      Less than 1  1 to 3 years 3 to 5 years    More than
 (as of June 30, 2005)                                  year                                    5 years
--------------------------------------------------------------------------------------------------------
Long term debt (a)                    $     60,288  $      4,385  $     4,381  $    51,522  $         -
--------------------------------------------------------------------------------------------------------
Interest on long term debt                  18,389         4,008        7,480        6,901            -
--------------------------------------------------------------------------------------------------------
Operating lease obligations                    570           162          329           79
--------------------------------------------------------------------------------------------------------
Other long term liabilities reflected
on the balance sheet under GAAP (b)         15,653         4,170        2,974        2,088        6,421
--------------------------------------------------------------------------------------------------------
Total                                 $     94,900  $     12,725  $    15,164  $    60,590  $     6,421
--------------------------------------------------------------------------------------------------------



     (a) Includes $50.0 million of convertible notes maturing in 2009. Golden Star has the right to repay the $50.0 million in cash or in common shares. The presentation shown above assumes payment is made in cash and also assumes no conversions of the debt to common stock by the note holders prior to the maturity date.

     (b) Other long term liabilities represent asset retirement obligations. Asset retirement obligations include several estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves which in turn determine the ultimate closure date, which in turn impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as "Asset retirement obligations" on the balance sheet of $9.8 million as of June 30, 2005. The amounts shown above are undiscounted to show full expected cash requirements.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

From time to time we invest excess cash in high quality short-term debt instruments. The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that, given the cash balances expected during 2005, a 1% change in interest rates would result in a $0.5 to $0.8 million change in annual interest income.

We have both fixed rate and variable rate debt. At March 31, 2005 we had approximately $4.3 million of fixed rate equipment financing debt at an average interest rate of 6.0% and $6.0 million of variable rate debt which carries an interest rate of LIBOR plus 2.5%. We estimate that a 1% increase in the interest rate on the variable rate debt would result in a $0.06 million change in annual interest expense. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk. In April 2005 we sold $50 million of senior unsecured convertible notes which are fixed rate debt.

Foreign Currency Exchange Rate Risk

While our major operating units transact most of their business in US dollars, many purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African Rand and Ghanaian Cedis. As a result, currency exchange fluctuations may impact the costs incurred at our operations. Gold is sold throughout the world based principally on the US dollar price, but portions of our operating expenses and some of our capital purchases are incurred in currencies other than the US dollar. The appreciation of non-US dollar currencies against the US dollar increases production costs and the cost of capital assets in US dollar terms at mines located outside the US, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies usually decreases production costs and capital asset purchases in US dollar terms.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss.

While in the past we have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates, we entered into forward purchase contracts for South African Rands and Euros in the second quarter of 2005 to hedge expected future purchases of capital assets in South Africa and Europe associated mostly with the Bogoso sulfide expansion project.

Commodity Price Risk

We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 change in our average realized price of gold would result in a $2 million to $3 million change in pre-tax earnings and cash flows. We have in the past purchased puts to lock in minimum prices for portions of our annual gold sales. As of June 30, 2005 we have established puts covering 140,000 ounces of future gold production during 2005, 2006 and 2007 and over the next few quarters we anticipate purchasing puts to cover an additional 40,000 ounces to stabilize a floor price for cash flows during the Bogoso sulfide expansion project construction.

As required by its loan agreement, EURO Ressources entered into a cash-settled forward sales agreement in January 2005, which obligates EURO Ressources to sell 5,700 ounces of gold to the bank providing the loan at the end of each three month period, beginning on April 20, 2005 and every three months thereafter until July 20, 2007. When the average gold price for the prior three month period is less than $421 per ounce, the financial institution will pay an amount to EURO Resources equal to the difference between the average price and $421 times 5,700 ounces. If the prior three month average price exceeds $421 per ounce, EURO Ressources will pay the financial institution an amount equal to the difference between the average price and $421 per ounce times 5,700 ounces. The hedge is structured to offset the floating price nature of the Rosebel royalty by tying a portion of the royalty payments to a gold price of $421 per ounce. The net effect is that we have locked in a $12.10 per ounce royalty on the 57,000 ounces of gold covered by agreement. We may in the future more actively manage our exposure to gold price fluctuations through hedging programs.

We are experiencing significant price increases in certain operating consumables including cyanide and fuel. Fuel prices have risen from $0.58 per liter in June 2004 to $0.72 in June 2005 and cyanide cost is up approximately $220 per tonne or 23% since June 2004.

Equity Price Risk

We have in the past and may in the future seek to acquire additional funding by sale of common shares. Movements in the price of our common shares have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

ITEM 4.  CONTROLS AND PROCEDURES

We continue to carry out evaluations, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) during the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

We periodically conduct an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer as well as our Audit Committee, of our internal controls and procedures. There has been no change in our internal controls over financial reporting in the most recent quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Prestea Gold Resources Limited ("PGR"), our joint venture partner in the Prestea Underground, entered receivership in March 2003. The joint venture agreement between BGL and PGR specified that if either party to the joint venture were to go into receivership any remaining interest held in the partnership by the insolvent partner would immediately vest with the solvent partner. While PGR's official liquidator affirmed that the vesting of this interest in BGL was proper under the terms of the joint venture agreement, the transfer and vesting of PGR's ownership was challenged in an action brought before the High Court in Accra, Ghana against the official liquidator by Merchant Bank (Ghana) Ltd, in its capacity as a judgment creditor of PGR. The action was commenced on February 28, 2005 and sought an order of the court to compel the official liquidator to take control of PGR's residual interest in the joint venture and to have the interest valued with the ultimate goal of making proceeds available for distribution among all the creditors of PGR.

The judgment creditor's claim was based on the assertion that the vesting of the residual interest in BGL under the joint venture agreement was either illegal and void and/or that such vesting should necessarily go with the assumption by BGL of all PGR's obligations owed to third parties, including those unrelated to the joint venture.

In June 2005, the High Court issued a preliminary finding in favor of the Merchant Bank (Ghana) Ltd. which we plan to appeal. Nevertheless, in subsequent periods following the vesting of PGR's ownership position in BGL, continued project spending by BGL diluted PGR's original ownership position to approximately 10% by June 30, 2005. The joint venture agreement specifies that if either partner allowed itself to be diluted to 10% or less, the residual value would immediately convert into a 2.5% net profit interest in potential future earnings from the Prestea Underground mine.

We are also engaged in routine litigation incidental to our business. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of noncompliance with environmental laws and regulations.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual General Meeting of Shareholders was held on May 5, 2005 where three matters were voted upon with the following results.

1. The following directors were elected to serve until the date of the 2006 annual meeting:

                                         Number of Common Shares Voted
                                ------------------------------------------------
Director                                Affirmative            Withheld
--------------------------------------------------------------------------------
James E. Askew                          101,836,644           1,152,750
Peter J. Bradford                       101,848,514           1,140,900
David L. Bumstead                       102,797,164             192,250
David K. Fagin                          102,818,414             171,000
Ian MacGregor                           101,154,369           1,835,045
Michael P. Martineau                    102,798,314             191,100
--------------------------------------------------------------------------------


2. The special resolution to approve amending the articles of the Company to change the place in Canada where the registered office of the Company is situated from the Province of British Columbia to the Province of Ontario:

For:  102,748,996         Against:  344,830           Abstained:  322,288

3. The resolution to appoint PricewaterhouseCoopers LLP as the auditor of the Company and to authorize the Board of Directors to fix the auditor's remuneration:

For:  102,510,610         Against:  514,895           Abstained:  294,623

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

   31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1        Certificate of Principal Executive Officer pursuant to 18 U.S.C.
               (Section 906 of the Sarbanes-Oxley Act of 2002)

   32.2        Certificate of Principal Financial Officer pursuant to 18 U.S.C.
               1350 (Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD.
Registrant



                               By:  /s/ Peter J. Bradford
                                    ---------------------
                               Peter J. Bradford
                               President and Chief Executive Officer
                               Date:  August 3, 2005


                               By:  /s/ Allan J. Marter
                                    -------------------
                               Allan J. Marter
                               Senior Vice President and Chief Financial Officer
                               Date:  August 3, 2005

EXHIBITS INDEX

   31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1        Certificate of Principal Executive Officer pursuant to 18 U.S.C.
               (Section 906 of the Sarbanes-Oxley Act of 2002)

   32.2        Certificate of Principal Financial Officer pursuant to 18 U.S.C.
               1350 (Section 906 of the Sarbanes-Oxley Act of 2002