Form 10-Q
period 2005-09-30
GOLDEN STAR RESOURCES LTD
filed 2005-11-03
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
                              UWashington, DC 20549

                                    Form 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X] No [_]


Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).    Yes [X] No [_]

Number of Common Shares outstanding as of November 1, 2005: 142,887,394

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

These statements include comments regarding: the establishment and estimates of mineral reserves and resources, recovery rates, production, production commencement dates, production costs, cash operating costs, total cash costs, grade, processing capacity, potential mine life, feasibility studies, development costs, expenditures, exploration activities and expenditures, funding for EURO Ressources S.A. ("EURO"), stripping rates at Bogoso/Prestea, equipment replacement at Wassa, our expansion plans for Bogoso/Prestea and related permitting and capital costs, cash requirements and sources, production capacity, operating costs and gold recoveries.

The following, in addition to the factors described under "Risk Factors" in our Form 10-K, as amended, for the year ended December 31, 2004, are among the factors that could cause actual results to differ materially from the forward-looking statements:

o    unexpected changes in business and economic conditions;
o    significant increases or decreases in gold prices;
o    changes in interest and currency exchange rates;
o    timing and amount of gold production;
o    unanticipated grade changes;
o    unanticipated  recovery or production problems;
o    effects of illegal miners on our properties;
o changes in mining and processing costs including changes to costs of raw materials, supplies, services and personnel;
o    changes in metallurgy and processing;
o availability of skilled personnel, materials, equipment, supplies and water;
o    changes in project parameters;
o    costs and timing of development of new reserves;
o    results of current and future exploration activities;
o    results of pending and future feasibility studies;
o    joint venture relationships;
o political or economic instability, either globally or in the countries in which we operate;
o    local and community impacts and issues;
o    timing of receipt of and maintenance of government approvals and permits;
o    accidents and labor disputes;
o    environmental costs and risks;
o    competitive factors, including competition for property acquisitions; and
o    availability of capital at reasonable rates or at all.


These factors are not intended to represent a complete list of the general or specific factors that could affect us. Your attention is drawn to other risk factors disclosed and discussed in Item 1 of our 2004 Form 10-K as amended. We undertake no obligation to update forward-looking statements.

1. FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                           CONSOLIDATED BALANCE SHEETS
    (Stated in thousands of US dollars except shares issued and outstanding)
                                   (Unaudited)
------------------------------------------------------------------------------------------------
                                                                         As of          As of
                                                                      September 30,   December 31,
                                                                         2005            2004
------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                             $  23,897     $  12,877
  Short term investments (Note 2)                                          19,750        38,850
  Accounts receivable                                                       4,711         3,592
  Inventories (Note 3)                                                     25,718        15,366
  Due from sale of property (Note 4)                                            -         1,000
  Future tax assets                                                         1,096         1,542
  Deposits (Note 5)                                                         7,244         5,102
  Prepaids and other                                                        1,376           517
------------------------------------------------------------------------------------------------
    Total Current Assets                                                   83,792        78,846

RESTRICTED CASH (Note 15c)                                                  3,372         3,351
LONG TERM INVESTMENTS (Note 6)                                              6,715         5,528
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 7)                        10,151         7,452
PROPERTY, PLANT AND EQUIPMENT (Note 8)                                     75,096        28,653
MINING PROPERTIES (Note 9)                                                118,160        74,197
CONSTRUCTION IN PROGRESS (Note 10)                                         20,300        51,159
DEFERRED STRIPPING (Note 11)                                                3,160         1,357
LOAN ACQUISITION COSTS (Note 12)                                            1,047             -
OTHER ASSETS                                                                2,263         1,617
------------------------------------------------------------------------------------------------
        Total Assets                                                    $ 324,056     $ 252,160
================================================================================================

LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                                      $   8,498     $   7,010
  Other accrued liabilities                                                23,270         9,203
  Current debt (Note 13)                                                    4,465         1,267
------------------------------------------------------------------------------------------------
    Total Current Liabilities                                              36,233        17,480

LONG TERM DEBT (Note 13)                                                   55,214         1,707
ASSET RETIREMENT OBLIGATIONS  (Note 14)                                    10,487         8,660
OTHER LIABILTIES                                                              555             -
------------------------------------------------------------------------------------------------
          Total Liabilities                                               102,489        27,847

MINORITY INTERESTS                                                          6,868         6,353
COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY
SHARE CAPITAL
  First preferred shares, without par value, unlimited shares
   authorized. No shares issued.                                                -             -
  Common shares, without par value, unlimited shares authorized.
   Shares issued and outstanding: 142,887,394 at September 30, 2005;
     142,244,112 at December 31, 2004 (Note 16)                           343,952       342,494

CONTRIBUTED SURPLUS (Note 16)                                               5,518         2,040
DEFICIT                                                                  (134,770)     (126,574)
------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                            214,700       217,960
------------------------------------------------------------------------------------------------
        Total Liabilities and Shareholders' Equity                      $ 324,056     $ 252,160
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Stated in thousands of US dollars except per share amounts)
                                   (Unaudited)

                                                             Three months ended             Nine months ended
                                                         September 30,  September 30,   September30,  September 30,
                                                              2005         2004             2005         2004
-------------------------------------------------------------------------------------------------------------------
REVENUE
Gold sales                                               $  23,235    $  12,327         $  63,329   $  47,107
Royalty income (Note 4)                                      1,060          783             3,254       1,748
Interest and other                                             561          335             1,322         941
--------------------------------------------------------------------------------------------------------------
   Total revenues                                           24,856       13,445            67,905      49,796
--------------------------------------------------------------------------------------------------------------

EXPENSES
Mining operations                                           20,060       10,236            52,026      29,551
Depreciation, depletion and amortization                     4,639        1,895            10,552       6,084
Accretion of asset retirement obligations (Note 14)            172          167               540         489
--------------------------------------------------------------------------------------------------------------
   Total mine operating costs                               24,871       12,298            63,118      36,124

Exploration expense                                            191          152               605         607
Corporate general and administrative and options
 expense                                                     1,557        1,494             6,504       5,476
Corporate development expense                                   37        3,939               147       4,043
Loss on equity investments                                      75          219               185         219
Abandonments and impairments                                     -            -             1,083           -
Mark-to-market adjustments                                     520            -             1,060           -
Interest expense                                               853            5             1,705          17
Foreign exchange (gain)/loss                                  (111)        (391)              732         235
--------------------------------------------------------------------------------------------------------------
   Total expenses                                           27,993       17,716            75,139      46,721
--------------------------------------------------------------------------------------------------------------
      Income/(loss) before minority interest                (3,137)      (4,271)           (7,234)      3,075
Minority interest                                             (136)          13              (516)     (1,024)
--------------------------------------------------------------------------------------------------------------
   Net income/(loss) before income tax                      (3,273)      (4,258)           (7,750)      2,051
Provison for future income taxes                                16            -              (446)          -
--------------------------------------------------------------------------------------------------------------
   Net income/(loss)                                     $  (3,257)   $  (4,258)        $  (8,196)  $   2,051
==============================================================================================================

Deficit, beginning of period                              (131,513)    (122,907)         (126,574)   (129,216)
--------------------------------------------------------------------------------------------------------------
Deficit, end of period                                   $(134,770)   $(127,165)        $(134,770)  $(127,165)
==============================================================================================================
Net income/(loss) per common share - basic (Note 19)     $  (0.023)   $  (0.030)        $  (0.058)  $   0.015
Net income/(loss) per common share - diluted (Note 19)   $  (0.023)   $  (0.030)        $  (0.058)  $   0.014
Weighted average shares outstanding (millions of shares)     142.8        141.1             142.5       137.0
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Stated in thousands of US dollars)
                                   (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                          Three months ended                 Nine months ended
                                                      September 30,   September 30,    September 30,   September 30,
                                                          2005           2004              2005            2004
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income/(loss)                                       $ (3,257)      $ (4,258)         $ (8,196)       $  2,051

Reconciliation of net income to net cash provided
 by operating activities:
   Depreciation, depletion and amortization                4,710          1,861            10,623           6,084
   Amortization of loan acquistion costs                      30              -               105               -
   Stock based compensation                                   98             86               900           1,095
   Deferred stripping                                     (1,920)          (652)           (1,803)           (652)
   Loss on equity investment                                  75            219               185             219
   Abandonment and impairment of mineral
    properties                                                 -              -             1,083               -
   Provision for future income taxes                         (16)             -               446               -
   Accretion of asset retirement obligations                 172            167               540             489
   Accretion of convertible debt                             174              -               348               -
   Minority interests                                        136            (13)              516           1,024
------------------------------------------------------------------------------------------------------------------
                                                             202         (2,590)            4,747          10,310
Changes in assets and liabilities:
   Accounts receivable                                     1,769          2,127            (1,119)         (1,009)
   Inventories                                            (4,694)          (407)          (10,353)         (2,325)
   Deposits                                                  830              -              (127)              -
   Accounts payable and accrued liabilities                4,250          3,874             6,484           8,004
   Other                                                    (410)        (2,175)             (317)         (2,002)
------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating
       activities                                          1,947            829              (685)         12,978
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

   Expenditures on deferred exploration and
    development                                           (1,719)        (1,059)           (3,782)         (4,750)
   Expenditures on mining properties                     (10,455)        (6,073)          (23,918)        (12,343)
   Expenditures on property, plant and equipment          (6,279)        (5,645)          (25,372)         (9,082)
   Expenditures on mine construction in progress         (13,084)        (5,691)          (19,123)        (16,032)
   Decrease in short term investments                     22,750              -            19,100               -
   Sale of property                                            -              -             1,000           1,000
   Change in payable on capital expenditures               9,071              -             9,071               -
   Deposits                                                 (161)             -            (2,415)              -
   Reclamation expenditures                                 (176)           (95)             (468)           (563)
   Other                                                     879          1,830            (1,627)         (1,129)
------------------------------------------------------------------------------------------------------------------
      Net cash provided by/(used in) investing
       activities                                            826        (16,733)          (47,534)        (42,899)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Issuance of share capital, net of issue costs
    (Note 16)                                                877          5,508             1,177          14,758
   Debt repayments (Note 13)                              (1,087)           (35)           (1,972)           (116)
   Issuance of debt (Note 13)                              3,000              -            58,330               -
   Equity portion of convertible notes                         -              -             2,857               -
   Other                                                     (52)            81            (1,153)            794
------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities            2,738          5,554            59,239          15,436
------------------------------------------------------------------------------------------------------------------

Increase/(decrease) in cash and cash equivalents           5,511        (10,350)           11,020         (14,485)
Cash and cash equivalents, beginning of period            18,386         85,835            12,877          89,970
------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents end of period           $ 23,897       $ 75,485          $ 23,897        $ 75,485
------------------------------------------------------------------------------------------------------------------

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

In management's opinion, the unaudited consolidated financial statements for the three months and nine months ended September 30, 2005 and September 30, 2004 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.

In certain instances prior period amounts have been restated to reflect current period presentation.

1.      Description of Business
-------------------------------

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

Through another 90% owned subsidiary, Wexford Goldfields Limited ("WGL"), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Construction and commissioning of Wassa's new processing plant and open pit mine was completed at the end of March 2005 and the project was placed in service on April 1, 2005.

We hold interests in an exploration joint venture in Sierra Leone in West Africa and hold active exploration properties in Ghana, Cote d'Ivoire, Suriname and French Guiana. We hold indirect interests in gold exploration properties in Peru and Chile through an investment in Goldmin Consolidated Holdings, and in the Democratic Republic of the Congo through an investment in Moto Goldmines Limited. We also own a 57% interest in EURO Ressources S.A., ("EURO") a French registered, publicly traded royalty holding company (formerly known as Guyanor Ressources S.A.) which owns a royalty interest in Cambior Inc.'s Rosebel gold mine in Suriname.

Our corporate headquarters are located in Littleton, Colorado. All of our operations, with the exception of certain exploration projects, transact business in US dollars and keep financial records in US dollars.

2.      Short Term Investments
------------------------------

Short term investments are comprised of funds invested in AA or AAA rated Auction Rate Certificates. The certificates are short term positions in long term securities. The interest rate received is reset every 7, 28 or 35 days, and the certificates can be liquidated for cash at each interest reset date.

3.      Inventories
-------------------

                                              As of            As of
                                          September 30,    December 31,
                                              2005             2004
--------------------------------------------------------------------------
Stockpiled ore                              $      5,564     $      3,659
In-process                                         4,278            2,858
Materials and supplies                            15,876            8,849
--------------------------------------------------------------------------
Total inventories                           $     25,718     $     15,366
--------------------------------------------------------------------------


4.      Due From Sale of Property
---------------------------------

In late 2001 we sold our interest in the Rosebel exploration property in South America to Cambior Inc. ("Cambior"). In addition to a $5.0 million payment received at closing in 2002, terms of the sale agreement provided that Cambior would make three deferred payments of $1.0 million each plus Price Participation Right (royalty) payments on the first seven million ounces of gold production. The deferred payments were received in the first quarters of 2003, 2004 and 2005 respectively.

5.      Deposits
----------------

Deposits represent advance payments mostly for capital equipment purchases made by WGL and BGL.

6.      Long Term Investments
-----------------------------

We hold a 22% interest in Goldmin Consolidated Holdings, a privately held gold exploration company with a focus on South America. The investment is carried on an equity investment basis at $1.2 million, and we recognized $0.1 million and $0.2 million of equity losses in the three and nine months ended September 30, 2005, respectively.

We also hold approximately 10% of the outstanding common shares of Moto Goldmines Limited ("Moto"), Canadian gold exploration and development company publicly traded in Canada, with a focus on gold exploration and development in the Democratic Republic of Congo. Our investment in Moto increased by $1.4 million to a total of $5.5 million during the second quarter of 2005 upon the exercise of a portion of our Moto warrants. We hold additional Moto warrants that if exercised would require the investment of an additional 4.25 million Australian dollars. The fair value of our approximately 10% interest in Moto, based on the market price of its shares on September 30, 2005, was $10.3 million, which exceeds our cost basis by $4.8 million.

7.      Deferred Exploration and Development Costs
--------------------------------------------------

                                 Deferred                                          Deferred
                              Exploration &                                     Exploration &
                               Development  Capitalized                          Development
                                  Costs     Exploration Acquistions                 Costs
                              as of 12/31/04Expenditures   Costs   Impairments  as of 9/30/05
-----------------------------------------------------------------------------------------------
AFRICA
   Akropong trend & other
    Ghana                       $     2,443   $   1,006   $      -   $       -   $       3,449
   Prestea property projects          2,067         277          -           -           2,344
   Mininko - Mali                     1,033          50          -      (1,083)              -
   Mano River - Sierra Leone            758         646          -           -           1,404
   Afema - Ivory Coast                    -         601        110           -             711
SOUTH AMERICA PROJECTS                                                                       -
   Saramacca - Suriname                 394         332          -           -             726
   Bon Espoir - French Guiana           501         760          -           -           1,261
   Paul Isnard - French Guiana          256           -          -           -             256
------------------------------   -----------   ---------   --------   ---------   -------------
TOTAL                           $     7,452   $   3,672   $    110   $  (1,083)  $      10,151
------------------------------   -----------   ---------   --------   ---------   -------------

8.      Property, Plant and Equipment
-------------------------------------

                        As of September 30, 2005              As of December 31, 2004
                 ---------------------------------------------------------------------------
                  Property,   Accumulated   Property,   Property,  Accumulated   Property,
                   Plant and   Depreciation  Plant and   Plant and  Depreciation Plant and
                  Equipment at               Equipment   Equipment               Equipment
                      Cost                   Net Book     at Cost                 Net Book
                                               Value                                Value
--------------------------------------------------------------------------------------------
Bogoso/Prestea     $   40,706   $    7,320   $   33,386   $ 27,722   $    5,057   $  22,665
Prestea
 Underground            2,003            -        2,003        238            -         238
EURO Ressources         1,456        1,446           10      1,969        1,951          18
Wassa                  40,643        1,205       39,438      5,460            -       5,460
Corporate & Other         361          102          259      1,060          788         272
-----------------   ----------   ----------   ----------   --------   ----------   ---------
TOTAL              $   85,169   $   10,073   $   75,096   $ 36,449   $    7,796   $  28,653
-----------------   ----------   ----------   ----------   --------   ----------   ---------

9.      Mining Properties
-------------------------

                          As of September 30, 2005              As of December 31, 2004
                    ---------------------------------------------------------------------------
                      Mining    Accumulated    Mining      Mining    Accumulated     Mining
                     Properties  Amortization Properties, Properties  Amortization  Properties,
                       at Cost                 Net Book    at Cost                   Net Book
                                                 Value                                 Value
-----------------------------------------------------------------------------------------------
Bogoso/Prestea        $  45,786   $   27,274   $  18,512   $ 43,420   $     23,113   $  20,307
Prestea Underground      19,307            -      19,307     12,984              -      12,984
Wassa                    50,141        2,922      47,219      9,653              -       9,653
Bogoso Sulfide           13,065            -      13,065     13,065              -      13,065
Mampon                   14,895            -      14,895     13,676              -      13,676
Other                     5,162            -       5,162      4,512              -       4,512
--------------------   ---------   ----------   ---------   --------   ------------   ---------
TOTAL                 $ 148,356   $   30,196   $ 118,160   $ 97,310   $     23,113   $  74,197
--------------------   ---------   ----------   ---------   --------   ------------   ---------

10.     Construction in Progress
--------------------------------

Construction in Progress for the current periods consists of development and construction costs of the Bogoso sulfide expansion project incurred since the beginning of 2005. The Bogoso sulfide acquisition and feasibility study costs incurred prior to 2005 are classified as a component of Mining Properties on the Consolidated Balance Sheet. Balances in the comparable periods of 2004 represent costs of the Wassa project.

11.     Deferred Stripping
--------------------------

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

Actual stripping ratios at the Plant-North pit were 2.3 to 1 during 2002, 3.4 to 1 during 2003, 5.5 to 1 for the first nine months of 2004, 5.9 to 1 for the second half of 2004 and 6.1 to 1 during the first nine months of 2005. A total of $1.4 million of Plant-North deferred waste stripping cost, which would have been included in operating costs under our previous policy, was capitalized in 2004. During the first nine months of 2005, $1.8 million of deferred stripping costs have been deferred.

Based on actual results in 2004 and our new January 1, 2005 mine plan we expect to move 3.7 million tonnes of ore and 18.0 million tonnes of waste during the overall life of the Plant-North pit and thus the expected strip ratio is 4.8 to
1. Current engineering forecasts indicate that the Plant-North pit should strip waste below the 4.8 to 1 average rate during much of the fourth quarter and in early 2006 through the end of the Plant-North pit's life and that the deferred stripping costs will be brought back as expense by the time mining is concluded.

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

In Canada the Emerging Issues Committee ("EIC") has since issued a "Draft Abstract of Issue Discussed" titled "D56 Accounting for Stripping Costs in the Mining Industry" which concluded that deferred stripping could be retained as an acceptable accounting method in Canada under certain circumstances. A final EIC statement has not yet been issued.

12. Loan Acquisition Costs, Hedging and Derivatives
---------------------------------------------------

In the second quarter of 2005 approximately $0.9 million of loan acquisition fees were incurred in obtaining the $50 million of convertible notes. This amount was capitalized and is being amortized over the life of the notes. In addition, as described immediately below, we also recorded loan acquisition costs at EURO related to its January 2005 and August 2005 borrowings. As with the convertible notes, the balance is being amortized to interest expenses over the life of the loan. The net balance of loan acquisition costs was $1.6 million as of September 30, 2005.

In January 2005, EURO, a majority owned subsidiary, entered into a gold derivative position as part of a $6.0 million loan agreement (see note 13). At that time, EURO entered into forward gold sale derivative contracts totaling 57,000 ounces at a fixed price of $421. The agreement established 10 tranches of 5,700 ounces each which settle quarterly over ten quarters beginning in the first quarter of 2005. In the first nine months of 2005 we have recorded a $0.2 million derivative loss upon settlement of the first three quarterly tranches. Additionally, in August 2005, EURO entered into another 57,000 ounce gold forward position related to a new $3.0 million debt agreement. The gold forward which is spread over ten quarters beginning in the last quarter of 2007, has a fixed price of $458.50 per ounce which was approximately $18 per ounce over the spot price on the date of the agreement.

As of September 30, 2005, the remaining EURO gold forward derivative contracts had a mark-to-market fair value of negative $6.5 million. We have designated this gold forward derivative as a hedge of the future cash flows on the Rosebel royalty stream and since the hedging relationship has been determined to be highly effective, except for the $18 per ounce difference between the fixed forward price and the spot price of the second gold forward, the change in the fair value of this derivative is not currently recognized in earnings but will be recognized in earnings when the various hedged items are realized.

To provide gold price and foreign exchange price protection during the 2005/2006 construction phase of the Bogoso sulfide expansion project we purchased a series of gold put and call options and foreign exchange forwards.

In the second quarter of 2005 we purchased put options on 140,000 ounces of gold at an average floor price of $409.75 paying approximately $1.0 million in cash for the options. During the third quarter we purchased an additional 90,000 put options locking in a $400 per ounce floor for each of the 90,000 ounces. Due to increases in gold prices during the third quarter of 2005 the mark-to-market value of the puts decreased by $0.5 million between June 30, 2005 and September 30, 2005. This decline in value was recognized in our statements of operation for the third quarter of 2005.

During the third quarter we sold 90,000 ounces of call options with a strike price of $525 per ounce. The revenues from sale of the call options exactly offset the cost of the put options bought in the third quarter. Due to the increase in gold prices since the call options were sold, the mark-to-market value fell by $1.1 million by September 30, 2005 and this amount was recognized in our statement of operations for the third quarter.

The foreign exchange Rand and EURO forward contracts were established without cost, and had a fair value of $0.7 million at September 30, 2005, up from a negative $0.4 million at the end of June 2005. The $1.1 million increase in the mark-to-market value of these forward positions was recognized in our statement of operations in the third quarter offsetting most of the loss in value associated with the put and call options.

Year-to-date the net value of all derivatives had decreased by $1.06 million from their original purchase value and this amount is reflected in the statement of operations.

The following table summarizes our derivative contracts at September 30, 2005:

                           At September                                  Thereafter   Total/
                              30, 2005        2005       2006       2007              Average
-----------------------------------------------------------------------------------------------
Gold Forward Contracts (EURO Ressources)
-----------------------------------------------------------------------------------------------
Ounces (thousands)                             5.7       22.8       22.8       45.6       96.9
Average price per ounce                        421        421        440        458        443
-----------------------------------------------------------------------------------------------
Fair value ($ thousands)     $   (6,533)
---------------------------   -----------------------------------------------------------------

Gold Puts (Golden Star)
-----------------------------------------------------------------------------------------------
Ounces (thousands)                            37.5      150.0       37.5          -      225.0
Average price per ounce                        407        406        404          -        406
-----------------------------------------------------------------------------------------------
Fair value ($ thousands)     $      420
---------------------------   -----------------------------------------------------------------

Gold Calls (Golden Star)
-----------------------------------------------------------------------------------------------
Ounces (thousands)                            15.0       60.0       15.0          -       90.0
Average price per ounce                        525        525        525          -        525
-----------------------------------------------------------------------------------------------
Fair value ($ thousands)     $   (1,111)
---------------------------   -----------------------------------------------------------------

Foreign Exchange Forwards (Golden Star)
-----------------------------------------------------------------------------------------------
South African Rand (millions)                 65.8       75.2          -          -      141.0
Average rate (ZAR)                            6.60       6.85          -          -       6.73
-----------------------------------------------------------------------------------------------
Fair value ($ thousands)     $      958
---------------------------   -----------------------------------------------------------------

Euros (millions)                               1.5        2.5          -          -        4.0
Average Rate (EUR)                            1.24       1.25          -          -       1.25
-----------------------------------------------------------------------------------------------
Fair value ($ thousands)     $     (138)
---------------------------   -----------------------------------------------------------------

The puts, calls and foreign exchange forward contracts are comprised of numerous individual contracts each with a different settlement date.

13.     Debt
------------

                                       As of          As of
DEBT                               September 30,  December 31,
                                        2005           2004
----------------------------------------------------------------
Current debt:
  Bank loan - at EURO Ressources
   (Note a)                          $     2,667   $          -
  CAT equipment financing loans
   (Note b)                                1,798          1,267
-----------------------------------   -----------   ------------
     Total current debt              $     4,465   $      1,267
-----------------------------------   -----------   ------------

Long term debt:
  Bank loan - at EURO Ressources
   (Note a)                          $     5,666   $          -
  CAT equipment financing loans
   (Note b)                                2,057          1,707
  Convertible notes (Note c)              47,491              -
-----------------------------------   -----------   ------------
     Total long term debt            $    55,214   $      1,707
-----------------------------------   -----------   ------------

(a) Bank debt - In January 2005, EURO drew down $6.0 million under a credit facility from a bank and paid the funds to Golden Star as the first installment on its purchase of the Rosebel royalty. The loan is repayable in nine equal payments of $666,667. The first payment was made on July 29, 2005 and eight subsequent payments will be made every three months thereafter along with accrued interest. The interest rate for each period is set at LIBOR plus 2.5% and EURO may choose a 1, 2 or 3 month interest period. The loan is collateralized by the assets of EURO, including the Rosebel royalty. The lender has no recourse to Golden Star.

In September 2005 EURO borrowed an additional $3.0 million from the same commercial bank and forwarded the proceeds to Golden Star leaving an outstanding balance due of $3.0 million (plus a future royalty). The interest rate on the new debt is set at LIBOR plus 2.5% and EURO may choose a 1, 2 or 3 month interest period. The $3.0 million is to be repaid by five quarterly payments of $0.6 million each commencing October 31, 2007. EURO is seeking funding to allow payment of the final $3.0 million owed to Golden Star by the end of 2005. Interest on the outstanding balance is set at 6% which will rise to 12% if payment is not made by the end of 2005.

(b) Equipment financing credit facility - We have established a $25 million equipment financing facility between Caterpillar Financial Services Corporation, BGL and WGL, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for a mixture of new and used mining equipment. This facility is reviewed annually and was renewed in April 2005. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate plus 2.38% or a floating interest rate of LIBOR plus 2.38%. As of September 30, 2005, $3.9 million was outstanding under this facility. The average interest rate is approximately 5.9% on the used equipment loans and 6.2% for the new equipment loans.

(c) Convertible notes - We sold $50 million of senior unsecured convertible notes to a private investment fund on April 15, 2005. These notes, maturing on April 15, 2009, were issued at par and bear interest at 6.85% with a conversion price of $4.50 per common share. At the maturity date, we have the option, at our discretion, to liquidate the outstanding notes with cash or by issuing common shares to the note holders. If the notes are paid in common shares the number of shares will be determined by dividing the loan balance by an amount equal to 95% of the average price of the 20 trading day period ended five days before the notes are due. Due to the conversion feature, approximately $47.1 million of the note balance was initially classified as a liability and $2.9 million was classified as equity and recorded as contributed surplus. Periodic accretion will increase the liability to the full amount due (after adjustments for converted notes) by the end of the note life. The periodic accretion is classified as interest expense. A total of $1.0 million of interest on the convertible notes was capitalized into the Bogoso sulfide expansion project costs.

14.     Asset Retirement Obligations
------------------------------------

Our Asset Retirement Obligations ("ARO") are equal to the present value of all estimated future closure cost associated with reclamation, demolition and stabilization of our Bogoso/Prestea and Wassa mining and ore processing properties. Included in this liability are the costs of mine closure and reclamation, processing plant and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines' lives, it is expected that cash costs will be incurred in interim periods reclaiming areas where mining has been completed, such costs being netted against the ARO provision.

The changes in the carrying amount of the ARO during the first nine months of 2005 and 2004 were:

                                       Nine months ended
                                       September 30, 2005
-----------------------------------------------------------
Balance at December 31, 2004            $            8,660
Accretion expense                                      540
Cost of reclamation work performed                    (468)
New AROs incurred during the period                  1,755
-------------------------------------    ------------------
Balance at September 30, 2005           $           10,487
-------------------------------------    ------------------

-----------------------------------------------------------
                                       Nine months ended
                                       September 30, 2004
-----------------------------------------------------------
Balance at December 31, 2003            $            7,745
Accretion expense                                      489
Cost of reclamation work performed                    (563)
New AROs incurred during the period                    647
-------------------------------------    ------------------
Balance at September 30, 2004           $            8,318
-------------------------------------    ------------------


15.     Commitments and Contingencies
-------------------------------------

(a) Environmental Regulations and Asset Retirement Obligations -

The Plant-North pit at Prestea has been developed in stages with the development of the final stage (Phase 3) commencing in August 2005. Initiation of Phase 3 mining was conditional on a number of mitigation measures identified in the Environmental Impact Statement. On September 13, 2005, the Ghana Environmental Protection Agency ("EPA") requested the suspension of mining of the Plant-North Phase 3 pit until the following outstanding mitigation measures were completed:

o Relocation of the Prestea police to a new police station which we built to replace the existing police station. Relocation was necessary because of the old station's proximity to mining operations during the Phase 3 development;

o      Erection of a fence around the Phase 3 pit development;

o Construction of a bypass road to divert traffic away from the southern end of the pit development and closure of the existing road; and

o Sensitization of the communities and vendors adjacent to the Phase 3 pit development.

We responded immediately to the EPA's notice by suspending all mining activity in the Plant-North Pit Phase 3, although mining continued in the Phase 2 area of the Plant-North pit in accordance with permits already received. Subsequently, on September 28 all mining in the Plant-North pit was suspended on a verbal request of the EPA.

The mitigation measures requested by the EPA were completed on October 15, 2005. The EPA was advised of the completion of the work and subsequently inspected the work on October 19, 2005. On November 1, we received approval from the EPA to recommence mining operations at the Plant-North pit. We expect to recommence mining in the next few days following a series of informational meetings with the Prestea community.

During the period of the suspension of mining in the Plant-North pit, processing operations continued at the Bogoso processing plant using stockpiled ore. Mining and processing operations at the Wassa mine and construction activities on the Bogoso sulfide expansion project also continued without interruption.

The exact nature of other environmental control problems, if any, which we may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within various jurisdictions. ARO's, which include environmental rehabilitation liabilities for reclamation and for closure costs, were $7.4 million at Bogoso/Prestea at September 30, 2005, up from $6.0 million at December 31, 2004. ARO's at Wassa totaled $3.1 million at September 30, 2005, up $0.4 million from $2.7 million at the end of 2004.

(b) Environmental Bonding in Ghana - During 2004, the EPA requested that we provide environmental reclamation bonds for both Bogoso/Prestea and Wassa. In March 2005, we bonded $3.0 million to cover future reclamation obligations at Wassa, with a $2.85 million letter of credit and $0.15 million of cash which was deposited with the EPA. An $8.55 million letter of credit has been established to cover our obligations for Bogoso/Prestea bonding. We have also deposited cash totaling $0.5 million with the EPA for Bogoso/Prestea's bonding.

(c) Cash Restricted for Environmental Rehabilitation Liabilities - In 1999, we were required, according to the acquisition agreement with the sellers of BGL, to restrict $6.0 million of cash to be used for the ongoing and final reclamation and closure costs at Bogoso. The withdrawal of these funds must be agreed to by the sellers, who are ultimately responsible for the reclamation in the event of our non-performance. Between 1999 and 2001 we were able to draw $2.6 million of the restricted cash to cover our out-of-pocket cash reclamation costs. There have been no disbursements of the restricted cash since 2001. Once the BGL reclamation bond and cash are in place, we will seek to amend the agreement with the original sellers of BGL and obtain their consent to allow us to withdraw the remaining $3.4 million of restricted cash.

 (d) Royalties -

     (i) Dunkwa Properties: As part of the acquisition of the Dunkwa properties in August 2003, we agreed to pay the seller a net smelter return royalty on future gold production from the Mansiso and Asikuma properties. There will be no royalty due on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices at or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

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

(e) Mano River Joint Venture - We entered into a joint venture agreement in late 2003 to invest up to $6 million over four years in the Mano River project in Sierra Leone via an earn-in agreement with a junior exploration company, Mano
River Resources Inc. which holds a group of gold exploration properties in Sierra Leone. The initial $6 million, if fully funded, would yield a 51% interest in the joint venture. Further provisions of the joint venture agreement provide the opportunity to acquire up to 85% of the joint venture by continued long term funding. Spending in 2004 totaled $0.8 million, leaving $0.2 million on our minimum commitment to the project. We have now spent $0.5 million on the Mano River project during 2005, thereby meeting the minimum commitment. In addition, agreement has been reached with our partner to extend the earn in period by 12 months.

(f) Afema Project - On March 29, 2005 we entered into an agreement with Societe d'Etat pour le Developpement Minier de la Cote d'Ivoire ("SO.DE.MI."), the Cote d'Ivoire state mining and exploration company, to acquire their 90% interest in the Afema gold property in south-east Cote d'Ivoire. A $0.1 million initial payment to SO.DE.MI. gave us the right to carry out a six month detailed technical due diligence program which was essentially completed by September of 2005. We now have the right to acquire 100% of SO.DE.MI.'s rights in the Afema property for an additional $1.5 million. A six month extension has subsequently been granted by SO.DE.MI. to allow Golden Star to carry out further due diligence work and to analyze the large quantity of data collected during 2005 before making a decision on the $1.5 million payment. In addition to the acquisition payments, we agreed to pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty is indexed to the gold price and ranges from 2% of net smelter returns at gold prices below $300 per ounce to 3.5% of net smelter returns for gold prices exceeding $525 per ounce. If we proceed with the $1.5 million payment to acquire full rights to the property the purchase agreement requires us to spend an additional $3.5 million on exploration work at Afema, subject to exploration success, over the following three and a half years.

(g) Pending Legal Issues - Prestea Gold Resources Limited ("PGR"), our joint venture partner in the Prestea Underground, entered receivership in March 2003. The joint venture agreement between BGL and PGR specified that if either party to the joint venture were to go into receivership any remaining interest held in the partnership by the insolvent partner would immediately vest with the solvent partner. While PGR's official liquidator affirmed that the vesting of this interest in BGL was proper under the terms of the joint venture agreement, the transfer and vesting of PGR's ownership was challenged in an action brought before the High Court in Accra, Ghana against the official liquidator by Merchant Bank (Ghana) Ltd, in its capacity as a judgment creditor of PGR. The action was commenced on February 28, 2005 and sought an order of the court to compel the official liquidator to take control of PGR's residual interest in the joint venture and to have the interest valued with the ultimate goal of making proceeds available for distribution among all the creditors of PGR.

The judgment creditor's claim was based on the assertion that the vesting of the residual interest in BGL under the joint venture agreement was either illegal and void and/or that such vesting should necessarily go with the assumption by BGL of all PGR's obligations owed to third parties, including those unrelated to the joint venture.

In June 2005, the High Court issued a finding in favor of the Merchant Bank (Ghana) Ltd. While the ruling transferred PGR's ownership position to the liquidator, it did not require BGL to assume any of PGR's obligations. Nevertheless, in subsequent periods following the vesting of PGR's ownership position in BGL, continued project spending by BGL diluted PGR's original ownership position to less than 10% by September 30, 2005. The joint venture agreement further specifies that if either partner allowed itself to be diluted to 10% or less, the residual value would immediately convert into a 2.5% net profit interest in potential future earnings from the Prestea Underground mine. While the court's ruling has effectively given the 2.5% net profits interest to the bankruptcy trustee, the trustee still must establish the fair value of the interest and then find a buyer. At a recent bankruptcy hearing none of the creditors were willing to fund a valuation study.

We are also engaged in routine litigation incidental to our business. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of noncompliance with environmental laws and regulations.

(h) St. Jude Acquisition - On September 27, 2005 we signed a pre-merger agreement with St. Jude Resources Ltd. whereby we would acquire all of the outstanding shares of St. Jude on the basis of 0.72 of a Golden Star common share for every St. Jude common share. Completion of the transaction is conditional on the execution of a definitive agreement, approval of St. Jude shareholders and, requisite regulatory and court approvals as well as satisfaction of other customary conditions.

The terms of the transaction resulted in a purchase price of Cdn$3.10 per St. Jude share (based on the closing price of Golden Star on the TSX on September 26, 2005) representing a premium of 38% to the 20 day average closing price of St. Jude common shares on the TSX Venture Exchange. Upon completion of the transaction, St. Jude shareholders will own approximately 19% of Golden Star on a fully diluted basis.

St. Jude's principal assets are the Hwini-Butre and Benso gold projects at the southeastern end of the Ashanti gold belt region in Ghana. St. Jude has publicly reported that Hwini-Butre and Benso combined have total near surface attributable measured and indicated mineral resources of approximately 15.1 million tonnes at an average grade of 2.71 grams per tonne. In addition, St. Jude has other exploration projects in Ghana, Burkina Faso and Niger.

16.     Share Capital and Contributed Surplus
---------------------------------------------

Changes in share capital during the nine months ended September 30, 2005 were:

                                                 Shares           Amount
----------------------------------------------------------------------------
Beginning balance as of December 31, 2004         142,244,112   $   342,494
Common shares issued:
    Option exercises                                  212,940           570
    Warrant exercises                                 385,000           718
    Bonus shares and other                             45,342           170
--------------------------------------------------------------   -----------
Ending balance as of September 30, 2005           142,887,394   $   343,952
--------------------------------------------------------------   -----------

Changes in contributed surplus during the nine months ended September 30, 2005 were:

                                                                   Amount
----------------------------------------------------------------------------
Beginning balance as of December 31, 2004                          $  2,040
    Option expense (net of forfeitures)                                 734
    Reclass to share capital for fair value of options exercised       (113)
    Issuance of convertible note - equity component                   2,857
-----------------------------------------------------------------   --------
Ending balance as of September 30, 2005                            $  5,518
-----------------------------------------------------------------   --------

17.     Stock Based Compensation
--------------------------------

(a) Stock Options - We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the "GSR Plan"), and options are granted under this plan from time to time at the discretion of the Compensation Committee, except with respect to grants to non-employee directors, which are granted by the Board of Directors as a whole. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the GSR Plan, we may grant non qualified options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock, at an exercise price not less than the market price of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Compensation Committee or the Board of Directors.

A total of 514,000 options were granted during the first nine months of 2005 versus 855,000 in the same period of 2004. There were no options granted during the third quarter of 2005.

In the nine months ended September 30, 2005, we recognized approximately $0.8 million of expense related to stock options, which includes approximately $0.1 million of expense related to EURO, as discussed below.

                                       Options     Weighted-Average
                                       (000's)   Exercise Price (Cdn$)
----------------------------------------------------------------------
Outstanding as of December 31, 2004        5,271                $3.17
Granted                                      514                 4.58
Exercised                                   (213)                2.64
Forfeited                                   (515)                5.54
----------------------------------------------------------------------
Outstanding as of September 30, 2005       5,057                $3.10
----------------------------------------------------------------------

The fair value of options granted during the nine months ended September 30, 2005 was estimated at the grant date using a Black-Scholes option-pricing model with the following assumptions:

                                  Three months ended September 30, Nine months ended September 30,
                                  ----------------------------------------------------------------
                                       2005            2004            2005            2004
--------------------------------------------------------------------------------------------------
Expected volatility                      NA              NA            34.9%       36.4% to 36.5%
Risk-free interest rate                  NA              NA         3.1% to 3.5%    3.7% to 4.1%
Expected lives                           NA              NA        3.5 to 5 years  3.5 to 5 years
Dividend yield                           NA              NA              0%              0%
--------------------------------------------------------------------------------------------------

(b) Stock Bonus Plan - In December 1992, we established an Employees' Stock Bonus Plan (the "Bonus Plan") for full-time and part-time employees (whether or not a director) of Golden Star or any of our subsidiaries who has rendered meritorious services which contributed to the success of Golden Star or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of which 491,162 common shares have been issued as of September 30, 2005 including 41,758 shares issued at Cdn$4.58 per share and 3,584 shares issued at $2.79 per share during the first nine months of 2005. No bonus shares were issued in the first nine months of 2004.

(c) EURO Option Grants - In March 2005, EURO granted 400,000 options to purchase EURO shares. The options have a strike price of Cdn$0.36. Their fair value was estimated, using a Black Scholes model, at Cdn$0.17 each. Compensation expense of $0.06 million was recognized in the consolidated statement of operations for this grant. The Black Scholes model assumed a 3.81% risk free rate, a five year life, 50% volatility and no dividends.

18.     Operations by Geographic Area
-------------------------------------

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location:


                                          Africa
                            ----------------------------------                 North
For the three months ended    Bogoso/      Wassa       Other         South     America      Total
 and as at September 30,      Prestea                               America   Corporate
---------------------------------------------------------------------------------------------------
2005
Revenues                     $   12,856  $   10,500  $        -  $  1,166  $        334  $  24,856
Net Income/(Loss)                 1,667      (3,660)     (1,331)      730          (679)    (3,273)
Total Assets                    131,575      98,512      45,531     6,084        42,354    324,056
----------------------------  ----------  ----------  ----------  --------  ------------  ---------
2004
Revenues                     $   12,363  $        -  $        -  $     24  $      1,058  $  13,445
Net (Loss)                          (37)        (45)       (149)     (481)       (3,546)    (4,258)
Total Assets                     78,586      61,664      28,105     2,220        77,694    248,269
----------------------------  ----------  ----------  ----------  --------  ------------  ---------


                                          Africa
                            ----------------------------------                 North
For the nine months ended     Bogoso/      Wassa       Other         South     America      Total
 and as at September 30,      Prestea                               America   Corporate
---------------------------------------------------------------------------------------------------
2005
Revenues                     $   43,806  $   19,690  $        -  $  3,360  $      1,049  $  67,905
Net Income/(Loss)                 5,278      (6,336)     (1,331)    2,116        (7,923)    (8,196)
Total Assets                    131,575      98,512      45,531     6,084        42,354    324,056
----------------------------  ----------  ----------  ----------  --------  ------------  ---------
2004
Revenues                     $   47,156  $        -  $        -  $     75  $      2,565  $  49,796
Net Income/(Loss)                 9,948        (137)       (149)   (1,196)       (6,415)     2,051
Total Assets                     78,586      61,664      28,105     2,220        77,694    248,269
----------------------------  ----------  ----------  ----------  --------  ------------  ---------

19.     Earnings per Common Share
---------------------------------

The  following   table  provides   reconciliation   between  basic  and  diluted
earnings/(loss) per common share:

                                                   Three months ended September 30,  Nine months ended September 30,
                                                   -----------------------------------------------------------------
                                                              2005           2004             2005             2004
---------------------------------------------------   -------------   ------------   --------------   --------------
Net income/(loss)                                    $      (3,257)  $     (4,258)  $       (8,196)  $        2,051
---------------------------------------------------   -------------   ------------   --------------   --------------
Weighted average number of common shares (millions)          142.8          141.1            142.5            137.0
Dilutive securities:
  Options                                                      1.8            3.1              1.9              3.7
  Warrants                                                       -            2.0                -              3.2
---------------------------------------------------   -------------   ------------   --------------   --------------
     Weighted average number of diluted shares               144.6          146.2            144.4            143.9

--------------------------------------------------------------------------------------------------------------------
Basic earnings/(loss) per share                      $      (0.023)  $     (0.030)  $       (0.058)  $        0.015
Diluted earnings/(loss) per share                    $      (0.023)  $     (0.030)  $       (0.058)  $        0.014
---------------------------------------------------   -------------   ------------   --------------   --------------

Earnings per share on a US GAAP basis are found in Note 21 below.

20.     Supplemental Cash Flow Information
------------------------------------------

                               Three months                Nine months
                            ended September 30,        ended September 30,
                         -------------------------------------------------------
                             2005        2004             2005         2004
--------------------------------------------------    --------------------------
Loan acquisition costs       $      -    $      -    $       1,070     $      -
Fair value of derivatives           -           -           (1,070)           -
Minority interest                   -           -                -        2,400
Mining property                     -           -                -       (2,400)
--------------------------------------------------    --------------------------

There were no cash payments for income taxes in the first nine months of 2005 and 2004. Cash payments for interest were $1.1 million and nil in the first nine months of 2005 and 2004 respectively. The increase over 2004 is principally related to the convertible notes and Caterpillar equipment loans.

21.     Generally Accepted Accounting Principles in Canada and the United States
--------------------------------------------------------------------------------

The following Golden Star consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

(a) BALANCE SHEET IN US GAAP

BALANCE SHEETS - US GAAP                                               As of          As of
                                                                   September 30,  December 31,
                                                                        2005           2004
------------------------------------------------------------------  -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $      23,897  $      12,877
  Short term investments                                                  19,750         38,850
  Accounts receivable                                                      4,711          3,592
  Inventories                                                             25,718         15,366
  Due from sale of property                                                    -          1,000
  Future tax assets                                                        1,096          1,542
  Deposits                                                                 7,244          5,102
  Other current assets                                                     1,376            517
------------------------------------------------------------------  -------------  -------------
     Total current assets                                                 83,792         78,846

Restricted cash                                                            3,372          3,351
Long term investments (Note d2)                                           10,335          4,132
Deferred exploration and development costs (Note d2)                           -              -
Property, plant and equipment (Note d1)                                   74,382         28,653
Mining properties (Notes d1 and d3)                                       84,115         52,586
Mine construction in progress  (Note d1)                                  20,300         49,430
Deferred stripping (Note d7)                                               3,160          1,357
Loan acquisition costs                                                     1,047              -
Other assets                                                               2,263          1,617
------------------------------------------------------------------  -------------  -------------
       Total assets                                                $     282,766  $     219,972
==================================================================  =============  =============
LIABILITIES
Current liabilities                                                $      35,565  $      17,480
Long term debt (Note d6)                                                  58,390          1,707
Fair value of hedge derivatives (Note d4)                                  3,629              -
Asset retirement obligations                                              10,487          8,660
Other liabilties                                                             555              -
------------------------------------------------------------------  -------------  -------------
     Total liabilities                                                   108,626         27,847
------------------------------------------------------------------  -------------  -------------

Commitments and contingencies                                                  -              -
Minority interest (notes d2 and d3)                                        4,286          3,899

SHAREHOLDERS' EQUITY
Share capital (Note d5)                                                  340,982        339,524
Contributed surplus                                                        2,660          2,040
Accumulated comprehensive income and other (Note d4)                       2,518          1,316
Deficit                                                                 (176,306)      (154,654)
------------------------------------------------------------------  -------------  -------------
     Total shareholders' equity                                          169,854        188,226
------------------------------------------------------------------  -------------  -------------
       Total liabilities and shareholders' equity                  $     282,766  $     219,972
------------------------------------------------------------------  -------------  -------------

(b) STATEMENTS OF OPERATIONS - US GAAP


STATEMENT OF OPERATIONS - US GAAP                          Three months ended   Nine months ended
                                                              September 30,        September 30,
                                                          ------------------------------------------
                                                                2005      2004      2005       2004
----------------------------------------------------------  --------- --------- --------- ----------
Net income/(loss) under Cdn GAAP                           $  (3,257)$  (4,258)$  (8,196)$    2,051
Deferred exploration expenditures expensed per US GAAP
 (note d2)                                                    (5,920)   (3,337)   (9,495)    (9,890)
Loss at Wassa mine in the first quarter of 2005 (note d1)        182         -    (5,543)         -
Write-off of deferred exploration projects (Note d2)               -         -     1,083          -
Other                                                            150         -       370          -
----------------------------------------------------------  --------- --------- --------- ----------
Net (loss) under US GAAP before minority interest             (8,845)   (7,595)  (21,781)    (7,839)
Minority interest, as adjusted (note d2 and d3)                   71        52       127        752
----------------------------------------------------------  --------- --------- --------- ----------
Net income/(loss) under US GAAP                            $  (8,774)$  (7,543)$ (21,654)$   (7,087)
Other comprehensive income -gain/(loss) on marketable
 securities                                                    3,938         -     4,831          -
Other comprehensive income - mark to market loss on
 derviatives (note d4)                                        (2,927)        -    (3,629)         -
----------------------------------------------------------  --------- --------- --------- ----------
Comprehensive income/(loss)                                $  (7,763)$  (7,543)$ (20,452)$   (7,087)
----------------------------------------------------------  --------- --------- --------- ----------

Basic net income/(loss) per share under US GAAP            $  (0.061)$  (0.055)$  (0.152)$   (0.052)
Diluted net income/(loss) under US GAAP                    $  (0.061)$  (0.055)$  (0.152)$   (0.052)
----------------------------------------------------------  --------- --------- --------- ----------

Revenues for the first nine months of 2005 were $74.6 million under US GAAP, or $6.7 million higher than under Cdn GAAP, the difference being attributed to first quarter 2005 revenues at Wassa which was put in service in the first quarter of 2005 for US GAAP but was not put in-service until the second quarter for Cdn GAAP.

(c) STATEMENTS OF CASH FLOW - US GAAP


STATEMENTS OF CASH FLOW - US GAAP                          Three months ended   Nine months ended
                                                               September 30,       September 30,
                                                           -----------------------------------------
                                                                2005      2004      2005       2004
----------------------------------------------------------- --------- --------- --------- ----------
Cash provided by/(used in):
Operating activities                                       $   4,280 $  (2,174)$  (7,004)$    2,955
Investing activities                                          (1,507)  (13,730)  (41,215)   (32,876)
Financing activities                                           2,738     5,554    59,239     15,436
----------------------------------------------------------- --------- --------- --------- ----------
Increase/(decrease) in cash and cash equivalents for the
 period                                                        5,511   (10,350)   11,020    (14,485)
Cash and cash equivalents beginning of the period             18,386    85,835    12,877     89,970
----------------------------------------------------------- --------- --------- --------- ----------
Cash and cash equivalents end of the period                $  23,897 $  75,485 $  23,897 $   75,485
----------------------------------------------------------- --------- --------- --------- ----------

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

(4) In January 2005, a subsidiary entered in to a gold derivative position as part of a loan agreement. Under Cdn GAAP the mark-to-market gains and losses on the hedge portion of the derivative are not recorded but are disclosed in the foot notes. Under US GAAP the effective portion of the mark-to-market gains and losses on the hedge portion of the derivative is recorded in Other Comprehensive Income as an asset or liability. Any ineffective portion of the hedge is recorded in the income statement. As of September 30, 2005 the derivative contract had a negative mark-to-market value of $3.6 million.

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

(7) In March 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board issued statement 04-6 "Accounting for Stripping Costs Incurred During Production in the Mining Industry" ("EITF 04-6") which precludes deferral of stripping costs during a mine's production phase. EITF 04-6 requires that deferred stripping costs be considered a variable production cost. The new pronouncement is effective January 1, 2006 and transition provisions allow any remaining balances in deferred stripping asset accounts to be closed directly to retained earnings on January 1, 2006. In Canada the Emerging Issues Committee ("EIC") has since issued a "Draft Abstract of Issue Discussed" titled "D56 Accounting for Stripping Costs in the Mining Industry" which concludes that deferred stripping could be retained as an acceptable accounting method in Canada under certain circumstances. A final EIC statement has not yet been issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Cdn GAAP"). See Note 21 to the accompanying consolidated financial statements for a reconciliation to accounting principles generally accepted in the United States ("US GAAP"). This Management's Discussion and Analysis of Financial Condition and Results of Operations includes information available to November 1, 2005.

In this Form 10-Q we use the terms "Total operating cost per ounce", "total cash cost per ounce" and "cash operating cost per ounce".

Total operating cost per ounce is equal to "Total mine operating costs" as found on our consolidated statements of operations divided by the ounces of gold sold in the period. Total mine operating costs include all mine-site operating costs, including the costs of mining, processing, maintenance, work in process inventory changes, mine-site overhead, production taxes and royalties, mine site depreciation, depletion, amortization, asset retirement obligations and by-product credits, but do not include exploration costs, corporate general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, mark-to-market gains and losses on derivatives, foreign currency gains and losses, gains and losses on investments and income tax.

Total cash cost per ounce is equal to "Mining operations" costs, as found on our consolidated statements of operations divided by the number of ounces of gold sold during the period.

Cash operating cost per ounce is equal to "total cash costs" for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period.

The following table shows the derivation of these measures and a reconciliation of "total cash cost per ounce" and "cash operating cost per ounce".

Derivation of Total Mine Operating Cost          For the three months ended      For the three
                                                      September 30, 2005          months ended
                                             -----------------------------------  September 30,
                                                Wassa   Bogoso/Prestea  Total         2004
                                                                                -----------------
                                                                                      Total
-------------------------------------------------------------------------------------------------
Mining operations                             $  11,461  $      8,599  $ 20,060  $        10,236
---------------------------------------------  ---------  ------------  --------  ---------------
Mining related depreciation, depletion &
 amortization                                     2,429         2,210     4,639            1,895
---------------------------------------------  ---------  ------------  --------  ---------------
Accretion of asset retirement obligations            47           125       172              167
---------------------------------------------  ---------  ------------  --------  ---------------
Total mine operating costs                    $  13,937  $     10,934  $ 24,871  $        12,298
---------------------------------------------  ---------  ------------  --------  ---------------

-------------------------------------------------------------------------------------------------
Ounces sold                                      24,312        29,346    53,658           30,755
---------------------------------------------  ---------  ------------  --------  ---------------

-------------------------------------------------------------------------------------------------
Derivation of Costs per Ounce:
-------------------------------------------------------------------------------------------------
Total mine operating cost per ounce - GAAP
 ($/oz)                                             573           372       463              400
---------------------------------------------  ---------  ------------  --------  ---------------
Less depreciation, depletion & amortization
 ($/oz)                                             100            75        86               62
---------------------------------------------  ---------  ------------  --------  ---------------
Less accretion of asset retirement obligation
 ($/oz)                                               2             4         3                5
---------------------------------------------  ---------  ------------  --------  ---------------
Total cash cost ($/oz)                              471           293       374              333
---------------------------------------------  ---------  ------------  --------  ---------------
Less royalties and production taxes ($/oz)           11            13        12               14
---------------------------------------------  ---------  ------------  --------  ---------------
Cash operating cost ($/oz)                          460           280       362              319
---------------------------------------------  ---------  ------------  --------  ---------------

Derivation of Total Mine Operating Cost           For the nine months ended          For the nine
                                                   September 30, 2005                months ended
                                             -----------------------------------    September 30,
                                                Wassa(1) Bogoso/Prestea Total           2004
                                                                                --------------------
                                                                                       Total
-------------------------------------------------------------------------------------------------------
Mining operations                             $  21,566  $      30,460  $   52,026  $            29,551
----------------------------------             ---------  -------------  ----------  ------------------
Mining related depreciation,
 depletion & amortization                         4,128          6,424      10,552                6,084
----------------------------------             ---------  -------------  ----------  ------------------
Accretion of asset retirement
 obligations                                        142            398         540                  489
----------------------------------             ---------  -------------  ----------  ------------------
Total mine operating costs                    $  25,836  $      37,282  $   63,118  $            36,124
----------------------------------             ---------  -------------  ----------  ------------------

-------------------------------------------------------------------------------------------------------
Ounces sold                                      45,063        101,709     146,772              116,763
----------------------------------             ---------  -------------  ----------  ------------------

-------------------------------------------------------------------------------------------------------
Derivation of Costs per Ounce:
-------------------------------------------------------------------------------------------------------
Total operating cost per ounce -
 GAAP ($/oz)                                        573            367         430                  309
----------------------------------             ---------  -------------  ----------  ------------------
Less depreciation, depletion &
 amortization ($/oz)                                 92             63          72                   52
----------------------------------             ---------  -------------  ----------  ------------------
Less accretion of asset retirement
 obligation ($/oz)                                    3              4           4                    4
----------------------------------             ---------  -------------  ----------  ------------------
Total cash cost ($/oz)                              478            299         354                  253
----------------------------------             ---------  -------------  ----------  ------------------
Less royalties and production
 taxes ($/oz)                                        13             12          13                   16
----------------------------------             ---------  -------------  ----------  ------------------
Cash operating cost ($/oz)                          465            287         341                  237
----------------------------------             ---------  -------------  ----------  ------------------

(1) The Wassa mine was placed in service on April 1, 2005 and thus includes only six months of operational data to September 30, 2005.

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

All figures and amounts in this Item 2 are shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital has been repaid, the Government of Ghana would receive 10% of the dividends distributed from the subsidiaries owning the Bogoso/Prestea and Wassa mines.

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

Through another 90% owned subsidiary, Wexford Goldfields Limited ("WGL"), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Construction and commissioning of Wassa's new processing plant and open pit mine was completed at the end of March 2005 and the project was placed in service on April 1, 2005.

We hold interests in an exploration joint venture in Sierra Leone in West Africa and hold active exploration properties in Ghana, Cote d'Ivoire, Suriname and French Guiana. We hold indirect interests in gold exploration properties in Peru and Chile through an investment in Goldmin Consolidated Holdings, and in the Democratic Republic of the Congo through an investment in Moto Goldmines Limited. We also own a 57% interest in EURO Ressources S.A., ("EURO") a French registered, publicly traded royalty holding company (formerly known as Guyanor Ressources S.A.) which owns a royalty interest in Cambior Inc.'s Rosebel gold mine in Suriname.

Our corporate headquarters are located in Littleton, Colorado. All of our operations, with the exception of certain exploration projects, transact business in US dollars and keep financial records in US dollars.

TRENDS AND EVENTS DURING THE FIRST NINE MONTHS OF 2005

St. Jude Acquisition

On September 27, 2005 we signed a pre-merger agreement with St. Jude Resources Ltd. whereby we would acquire all of the outstanding shares of St. Jude on the basis of 0.72 of a Golden Star common share for every St. Jude common share. Completion of the transaction is conditional on the execution of a definitive agreement, approval of St. Jude shareholders and requisite regulatory and court approvals as well as satisfaction of other customary conditions.

The terms of the transaction resulted in a purchase price of Cdn$3.10 per St. Jude share (based on the closing price of Golden Star on the TSX on September 26, 2005) representing a premium of 38% to the 20 day average closing price of St. Jude common shares on the TSX Venture Exchange. Upon completion of the transaction, St. Jude shareholders will own approximately 19% of Golden Star on a fully diluted basis.

St. Jude's principal assets are the Hwini-Butre and Benso gold projects at the southeastern end of the Ashanti gold belt region in Ghana. St. Jude has publicly reported that Hwini-Butre and Benso combined have total near surface attributable measured and indicated mineral resources of approximately 15.1 million tonnes at an average grade of 2.71 grams per tonne. In addition, St. Jude has other exploration projects in Ghana, Burkina Faso and Niger.

Temporary Mining Suspension at Bogoso/Prestea's Plant-North Pit

The Plant-North pit has been developed in stages with the development of the final stage (Phase 3) at Prestea commencing in August 2005. Initiation of Phase 3 mining was conditional on a number of mitigation measures identified in the Environmental Impact Statement. On September 13, 2005, the Ghana Environmental Protection Agency ("EPA") requested the suspension of mining of the Plant-North Phase 3 pit until the following outstanding mitigation measures were completed:

o Relocation of the Prestea police to a new police station which we built to replace the existing police station. Relocation was necessary because of the old station's proximity to mining operations during the Phase 3 development;

o      Erection of a fence around the Phase 3 pit development;

o Construction of a bypass road to divert traffic away from the southern end of the pit development and closure of the existing road; and

o Sensitization of the communities and vendors adjacent to the Phase 3 pit development.

We responded immediately to the EPA's notice by suspending all mining activity in the Plant-North pit Phase 3, although mining continued in the Phase 2 area of the Plant-North pit in accordance with permits already received. Subsequently, on September 28 all mining in the Plant-North pit was suspended at the EPA's request.

The mitigation measures requested by the EPA were completed on October 15, 2005. The EPA was advised of the completion of the work and they subsequently inspected the work on October 19, 2005. On November 1, we received approval from the EPA to recommence mining operations at the Plant-North pit. We expect to recommence mining in the next few days following a series of informational meetings with Prestea community.

During the mining suspension at Plant-North, processing operations continued at the Bogoso processing plant using stockpiled ore. Mining and processing operations at the Wassa mine and construction activities on the Bogoso sulfide expansion project also continued without interruption.

Advance Stripping for the Sulfide Project

One of three fleets of mining equipment at Bogoso/Prestea has been moved to the Ablifa deposit on the southern end of the Bogoso property to begin mining a small oxide deposit following which this fleet will commence stripping of the Buesichem sulfide pit. The oxide ore mined from Ablifa will be fed to the Bogoso plant.

Wassa Start-Up

Following the completion of construction and commissioning in the first quarter of 2005, the Wassa mine was placed in service on April 1, 2005. The Wassa processing plant has since processed 1,776,631 tonnes of ore, averaging 9,708 tonne per day, and has shipped and sold 45,063 ounces of gold. The plant's design capacity is 10,000 tonnes per day. Prior to the April 1 in service date, revenues were netted against operating costs and resulting balance was capitalized. Wassa generated a net loss of $6.3 million for the six months since its in service date on April 1.

Bogoso/Prestea Operations

Operations at Bogoso/Prestea were profitable during the three months and nine months ended September 30, 2005, with operating earnings of $1.7 million and $5.3 million respectively.

Bogoso/Prestea continued to process hard transition and non-refractory sulfide ores from the Plant-North pit at Prestea during the first nine months of 2005, and we expect that the Bogoso processing plant will continue to process Plant-North pit transition and non-refractory ores through the remainder of 2005 and into early 2006 with recovery rates, gold production rates and cash operating costs similar to those experienced in the first nine months of 2005.

Sale of Convertible Notes

On April 15, 2005 we sold $50 million of senior unsecured convertible notes (the "Notes") maturing on April 15, 2009, to a private investment fund. The Notes were issued at par and bear interest at 6.85%. The Notes are convertible to common shares at a fixed conversion price of $4.50 per share, a 48% premium to the closing price of the common shares on April 5, 2005. Proceeds from the sale of the Notes are being used for the sulfide expansion project at Bogoso and for general corporate purposes. A registration statement for the shares issuable upon conversion of the Notes was filed with the U.S. Securities and Exchange Commission in July and became effective in August.

Put and Call Options

We have purchased gold put options ("puts") during 2005 to provide down-side gold price protection for a portion of our operational cash flows during the Bogoso sulfide expansion project construction period. We have also sold call options ("calls") to offset the cost of a portion of the puts.

A put gives us the right, but not the obligation, to sell gold to a counter party on a specified future date at a contractually agreed upon strike price. Each put also has a specified expiry date. The put's strike price is set at a point below the spot market price on the date the put is established. The closer the put strike price is to the spot market price, the higher the cost of the put. We paid an average of $7.10 per ounce for the puts purchased in the second quarter of 2005 locking in an average strike price of $409.75 per ounce when the spot market price was between $427 and $429 per ounce.

A put, in effect, becomes an insurance policy that guarantees us a minimum gold price on ounces covered by the puts. With the puts established in the second quarter of 2005 we have guaranteed that we will receive at least $409.75 per ounce for 140,000 ounces. If, on the expiry date, the spot market price is above the put strike price we will allow the put to expire unused.

A call obligates us to sell gold at a specified future date to a counter party at a contractually agreed upon price. If the spot market gold price exceeds the call strike price we will receive only the lower call strike price on ounces covered by the calls. We sell calls to and receive payment from the counter party. If the counter party declines to exercise the call (i.e. the spot market price of gold is below the calls strike price) the calls expire unused.

In the third quarter of 2005 we bought an additional 90,000 puts and at the same time sold 90,000 calls. The strike prices of the calls and the puts were set so that the revenue on the sale of the calls exactly offsets the cost of the puts, and thus no cash was required in the transactions. The strike price of the puts was set at $400 per ounce and the calls at $525 per ounce.

Puts acquired in the second quarter of 2005 expire as follows: 27,500 ounces in 2005, 90,000 in 2006 and 22,500 in 2007. Puts and calls acquired in the third quarter of 2005 expire at a rate of 5,000 per month between October 2005 and March 2007.

Derivative accounting rules require that at the end of each period, the remaining unexpired puts and calls be revalued at their mark-to-market value (the price we could sell the puts for or the price at which we could buy back the call options). The initial mark-to-market value of the puts was equal to the price we paid for them. The mark-to-market value at the end of the third quarter had dropped because gold prices went up during the quarter making it less likely that the floor price established by the puts would provide a future benefit to us. The decrease in the mark-to-market value of the puts as of September 30, 2005, has been recorded in our Statement of Operations.

If the gold price were to fall in the future, the mark-to-market value of the puts would increase since it would be more likely that the floor price mechanism in the puts would provide an economic benefit to us. In such a case we would recognize a quarterly gain equal to the increase in the mark-to-market value of the puts since the end of the prior period.

The value of the call options are also marked to market each period in a manner similar to the put options. The only difference is that the mark-to-market value would be based on the price we would have to pay to the counter party to buy the call options back.

Rand and Euro Forwards

During 2005 we have established forward contracts for South African Rand and for Euros. We have taken this action to limit the potential impact of unfavorable foreign currency fluctuations on the cost of equipment and services we expect to acquire from South African and European vendors during the construction phase of the Bogoso sulfide expansion project.

At September 30, 2005 we held forward positions that allow us to buy 141.0 million South African Rand at an average exchange rate of 6.7232 Rand per the dollar. Approximately half of the positions expire in the fourth quarter of 2005 and the balance expire in the first half of 2006. We also held at September 30, 2005 forward positions that allow us to buy 4.0 million Euros at an average exchange rate of 0.8027 Euros per the dollar. Approximately 20% of the Euro forwards expire in the fourth quarter of 2005 and the balance expire in the first five months of 2006.

Acquisition of the Afema Property

On March 29, 2005 we entered into an agreement with Societe d'Etat pour le Developpement Minier de la Cote d'Ivoire ("SO.DE.MI."), the Cote d'Ivoire state mining and exploration company, to acquire their 90% interest in the Afema gold property in south-east Cote d'Ivoire. Under the terms of this agreement, the Cote d'Ivoire government would retain a 10% interest in this property.

A $0.1 million initial payment to SO.DE.MI. gave us the right to carry out a six month detailed technical due diligence program prior to exercising the option to acquire 100% of SO.DE.MI.'s rights in the Afema property by the payment of an additional $1.5 million. The six months due diligence program has since been extended to twelve months, at our request, to allow additional time for review and analysis of the data collected during 2005. The option exercise date is now March 2006. In addition to the acquisition payments, we agreed to pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty is indexed to the gold price and ranges from 2% of net smelter returns at gold prices below $300 per ounce to 3.5% of net smelter returns at gold prices exceeding $525 per ounce.

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

To date we have spent $0.7 million on due diligence and exploration, including the $0.1 million initial payment. As part of our due diligence we have consolidated the historical work on the property and have carried out a regional gold in soil geochemical program taking 12,500 samples. If we proceed with the $1.5 million payment to acquire full rights to the property the purchase agreement requires us to spend an additional $3.5 million on exploration work at Afema, subject to exploration success, over the following three and a half years.

Environmental Reclamation Bonds

During 2004, the Ghana EPA requested that we provide environmental reclamation bonds for both Bogoso/Prestea and Wassa. In March 2005, we bonded $3.0 million to cover future reclamation obligations at Wassa, with a $2.85 million letter of credit and $0.15 million of cash which was deposited with the EPA. An $8.55 million letter of credit has been established to cover our obligations for Bogoso/Prestea bonding. We have also deposited cash totaling $0.5 million with the EPA for Bogoso/Prestea's bonding.

EURO Ressources Restructuring

On January 8, 2005 EURO, a 57% owed subsidiary (formerly called Guyanor Ressources S.A.), drew down, under a loan agreement, $6.0 million from a commercial bank and paid the full amount to Golden Star as the first installment for the purchase of the Rosebel Participation Right (royalty)which was purchased from Golden Star for $12.0 million (plus a royalty based on future Rosebel gold production) in December 2004. In September 2005 EURO borrowed an additional $3.0 million from the same commercial bank and forwarded the proceeds to Golden Star leaving an outstanding balance due of $3.0 million (plus the future royalty). EURO is seeking funding to allow payment of the final $3.0 million owed to Golden Star by the end of 2005. Interest on the outstanding balance is set at 6% which will rise to 12% if the payment is not made by the end of 2005. Covenants in the January 2005 loan agreement preclude EURO from acquiring any additional debt without the bank's approval.

Since the Rosebel royalty revenues received by EURO from Cambior fluctuate with gold prices the bank required that EURO enter into a cash-settled forward sales agreement with the bank designed to eliminate a portion of the potential impact of gold price fluctuations on expected future Rosebel royalty revenues.

The forward agreement specifies that beginning April 20, 2005 and every three months thereafter until July 30, 2007, when the average gold price for the prior quarter is less than $421 per ounce, the bank will pay in cash to EURO an amount equal to the difference between the average gold price and $421 times 5,700 ounces. In quarters where the average gold price exceeds $421 per ounce EURO will pay cash to the bank in an amount equal to the difference between the average gold price and $421 times 5,700 ounces. The 5,700 ounces is a notional amount agreed to by EURO and the bank. Neither EURO nor the bank are required to deliver gold under the agreement. The net effect of the agreement is that EURO receives a net royalty revenue on the first 57,000 ounces of gold mined at the Rosebel mine each quarter based on $421 per ounce gold price regardless of the actual gold price.

In August 2005, in conjunction with the $3.0 million loan drawn in September, EURO hedged another 5,700 ounces per quarter from October 30, 2007 to January 29, 2010 at a price of $458.50 per ounce. The second hedge is structured exactly as the first hedge described above except for the higher agreed sales price.

Gold prices averaged $427, $427 and $439 per ounce during the first, second and third quarters of 2005 resulting in EURO making payments to the bank of $38,000, $36,000 and $0.1 million respectively in the three quarters of 2005. Since quarterly gold prices exceeded $421 (the forward sales price per the agreement) EURO's royalty revenues were higher by the same amount thereby offsetting the payments to the bank.

In April, EURO received its first royalty payment from Cambior Inc. As required by its loan agreement with the commercial bank which made the $6.0 million loan in January, all royalty proceeds are initially deposited with the bank. Funds are subsequently disbursed to EURO on an as-needed basis. Excess funds retained by the bank are classified as restricted cash on the Golden Star consolidated balance sheet.

Gold Prices

Gold prices have generally trended upward during most of the last four years, from a low of just under $260 per ounce in early 2001 to a high of $475 per ounce in October 2005. Much of the price increase has been attributed to a decrease in the value of the US dollar versus other major foreign currencies over the past few years. Our realized gold price for shipments during the first nine months of 2005 averaged $436 per ounce compared to $403 per ounce average price received in the first nine months of 2004.

Illegal Mining

In February 2005, Ghana Government authorities resolved formally, with the support of the Chamber of Mines and other stakeholders, that illegal mining would not be tolerated and accordingly notice was given by the Ghana Government to illegal miners nationwide that they were to cease all illegal mining operations. In particular, the Ghana Government singled out illegal miners who are operating on our Bogoso/Prestea property and has undertaken to use Ghana Government security agencies to remove them if they do not voluntarily depart. The notice given by the Ghana Government to the illegal miners has expired and therefore, we expect that the Ghana Government will, in the near future, undertake appropriate steps to resolve the situation .

Separately, the Ghanaian Minister for Lands, Forestry and Mines has commenced an initiative to simplify the process for persons to become legitimate small scale miners and to identify suitable areas for legitimate small scale mining. Several areas, which are outside our property holdings, have been designated by the Ghana Minerals Commission for such purposes. The Ghana Government and its agencies have also carried out educational programs for the illegal miners and the nearby communities relating to the negative social, health and environmental impacts of illegal mining. The program also makes illegal miners aware of the Ghana Government's small scale mining initiative and educates them on environmental and safety issues.

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

Due to security concerns and the Company's policy of avoiding unnecessary confrontation, we have limited access to many of the areas where the illegal mining is occurring. As a result we have not been able to update estimates made in the fourth quarter of 2004 of gold illegally removed from our property. In addition, we have not been able to carry out a comprehensive survey of the environmental degradation caused by the illegal miners.

RESULTS OF OPERATIONS

Third Quarter of 2005 Compared to the Third Quarter of 2004

Summary - Third Quarter 2005

During the three months ended September 30, 2005, we incurred a net loss of $(3.3) million or $(0.023) per share on revenues of $24.9 million, versus a net loss of $(4.3) million or $(0.030) per share on revenues of $13.4 million during the three months ended September 30, 2004. Gold revenues were $10.9 million higher than in the same period of 2004 due mostly to production from our new Wassa mine and from higher realized gold prices. Mine operating costs were $12.6 million higher, due mostly to production costs at the Wassa mine which was placed in service on April 1, 2005.

The net loss in the third quarter of 2005 was $1.0 million less than in the same quarter of 2004, but the loss in the third quarter of 2004 was impacted by a $3.9 million non-operating corporate development charge related to the IAMGold acquisition effort. If the $3.9 million non-operating charge is disregarded, the current quarter loss was $2.9 million larger than in the third quarter of 2004. From an operating perspective the current quarter was adversely impacted by operating losses at Wassa, a $0.5 million mark-to-market adjustment on derivatives and a $0.9 million increase in interest expense primarily on the convertible notes and on the EURO loans. These higher costs and losses were partly offset by $1.9 million of operating earnings at Bogoso/Prestea. Unit costs were lower at Bogoso/Prestea than in the same quarter of 2004 and gold prices were higher. Realized gold prices averaged $433 per ounce for the third quarter of 2005, an 8% increase from the $401 per ounce realized in the same quarter of 2004.

             CONSOLIDATED              Three months ended September 30,Nine months ended September 30,
                                       ----------------------------------------------------------------
           FINANCIAL RESULTS                2005            2004            2005            2004
-------------------------------------------------------------------------------------------------------
Gold sold (oz)                                  53,658          30,755         146,772         116,763
Average price realized ($/oz)                      433             401             431             403
Cash flow from operations (in $
 thousands)                                      1,947             829            (685)         12,978
Total revenues (in $ thousands)                 24,856          13,445          67,905          49,796
Net income/(loss) (in $ thousands)              (3,257)         (4,258)         (8,196)          2,051
Net income/(loss) per share - basic ($)         (0.023)         (0.030)         (0.058)          0.015
-------------------------------------------------------------------------------------------------------

Bogoso/Prestea Operations - Third Quarter 2005

During the quarter ended September 30, 2005 Bogoso/Prestea generated operating profits after-tax of $1.7 million. The income was based on sales of 29,346 ounces of gold during the third quarter of 2005, down five percent from 30,755 ounces in the same period of 2004. While plant throughput and gold recovery were higher in the third quarter of 2005 than in the same period of 2004, the grades was lower resulting in lower gold output and shipments than in the same period of 2004.

      BOGOSO/PRESTEA           Three months ended September 30,Nine months ended September 30,
                               ----------------------------------------------------------------
    OPERATING RESULTS               2005            2004            2005            2004
-----------------------------------------------------------------------------------------------
Ore mined (t)                          426,617         284,910       1,350,764         972,210
Waste mined (t)                      3,569,876       1,648,640       8,263,097       5,442,000
Ore processed (t)                      397,815         374,114       1,167,368       1,309,839
Grade processed (g/t)                     4.20            4.53            4.45            3.84
Recovery (%)                              56.6            56.0            59.1            68.7
Gold sold (oz)                          29,346          30,755         101,709         116,763
Cash operating cost ($/oz)                 280             319             287             237
Royalties ($/oz)                            13              14              12              16
Total cash cost ($/oz)                     293             333             299             253
-----------------------------------------------------------------------------------------------

Lower operating costs versus the same period in 2004 resulted in lower unit costs. Cash operating costs dropped to $280 per ounce, down from $319 per ounce in the third quarter of 2004, and total cash costs averaged $293 per ounce, down from $333 per ounce in the third quarter of 2004.

The Bogoso processing plant processed an average of 4,324 tonnes or ore per day at an average grade of 4.20 grams per tonne, as compared to 4,066 tonnes per day at 4.53 grams per tonne in the same period in 2004. During the quarter gold recovery improved marginally to 56.6% from 56.0% in the third quarter of 2004.

Wassa Operations - Third Quarter 2005

The Wassa mine was placed in service on April 1, 2005 after completing its commissioning and testing phase in the first quarter. Wassa shipped and sold 24,312 ounces of gold during the third quarter, receiving an average price of $442 per ounce. Plant throughput averaged 10,467 tonnes per day at an average grade of 0.86 grams per tonne with a recovery of 87.7%. Feed to the Wassa plant consisted of approximately 775,668 tonnes of pit ore averaging 0.94 grams per tonne and 205,339 tonnes of heap leach materials which averaged 0.60 grams per tonne.

      WASSA OPERATING RESULTS       Three months ended September 30, Six months ended September 30,(1)
                                   --------------------------------------------------------------------
  (After April 1, 2005 start up)         2005             2004            2005             2004
-------------------------------------------------------------------------------------------------------
Ore mined (t)                                692,142        -             1,380,385         -
Waste mined (t)                            2,430,764        -             4,416,597         -
Heap leach material processed (t)            205,339        -               348,603         -
Grade of leach material processed
 (g/t)                                          0.60        -                  0.67         -
Pit ore processed (t)                        757,668        -             1,428,028         -
Grade of pit ore processed (g/t)                0.94        -                  0.98         -
Total processed (t)                          963,007        -             1,776,631         -
Average grade processed (g/t)                   0.86        -                  0.91         -
Recovery (%)                                    87.7        -                  88.7         -
Gold sold (oz)                                24,312        -                45,063         -
Cash Operating Cost
 ($/oz)                                          460        -                   465         -
Royalities ($/oz)                                 11        -                    13         -
Total Cash Cost ($/oz)                           471        -                   478         -
-------------------------------------------------------------------------------------------------------

(1) Since the Wassa mine was not placed in service until April 1, 2005, the production figures for the period ended September 30, reflect only six months of operations.

Higher than expected operating costs and lower than expected gold production combined to yield cash operating costs of $460 per ounce for the third quarter. The higher cash operating costs per ounce (relative to the expected life of mine average) are a result of less gold being produced than planned largely as a result of lower plant throughput than planned and lower than average grades being processed. The lower plant throughput was a result of construction activity in August and September to rectify design defects in the crushed ore stockpile feeders and the heap leach reclaim system. The lower than average grades are representative of the near surface oxide material currently being mined, and grades are expected to increase with depth as mining continues. In addition, our reconciliations since April indicate that we are getting more dilution than planned with 43% more ore being mined than indicated by the resource model at a grade 13% lower than the unaudited resource model. Our engineering studies had assumed 0% increase in tonnage at a 5% reduction in grade relative to the unaudited resource model.

Although metallurgical recovery continues to be marginally below expectation we believe this is a function of the low grades currently being processed and that as the grade mined increases deeper in the pits, the recovery will also increase.

Generally the cost structure at Wassa has been above what we expected. From September on we anticipate that commissioning our own mining equipment to replace the hired mining equipment will improve the cost structure. We therefore anticipate that once gold production is increased to the expected levels the cash operating costs will also meet expectations.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Summary - Nine Months ended September 30, 2005

During the nine months ended September 30, 2005, we incurred a net loss of $(8.2) million or $(0.058) per share on revenues of $67.9 million, versus net income of $2.1 million or $0.015 per share on revenues of $49.8 million during the first nine months of 2004. While gold revenues were $16.2 million higher than in the same period of 2004, due mostly to production from our new Wassa mine and from higher realized gold prices, operating costs were $27.0 million higher, also due mostly to costs from Wassa. The major factors contributing to the $10.2 million swing from a net income position in the first nine months of 2004 to a net loss in the first nine months of 2005 include a $4.7 million reduction in operating income at Bogoso/Prestea, a current year $6.3 million operating loss at Wassa, a $1.1 million impairment write-off of an exploration project, $0.6 million of EURO restructuring costs, a $1.1 million mark-to-mark loss on derivatives and a $1.7 million increase in interest expense. These higher costs were partly offset by $1.5 million increase in royalty income. There was also a $3.9 million reduction in corporate development charge versus the first nine months of 2004. Realized gold prices averaged $431 per ounce for the first nine months of 2005, an 6.9% increase from the $403 per ounce realized in the same quarter of 2004.

Bogoso/Prestea Operations - Nine Months ended September 30, 2005

Bogoso/Prestea generated $5.3 million of after-tax operating income on sales of 101,709 ounces of gold during the first nine months of 2005, down from $9.9 million of after-tax operating income on sales of 116,763 ounces in the same period of 2004. The major factors contributing to the lower earnings and lower gold output versus a year earlier were lower plant through-put and lower gold recovery, both of which were adversely impacted by the metallurgical characteristics of the deeper, harder non-refractory sulfide Plant-North ores processed in 2005 versus the shallower and softer oxide and non-refractory sulfide ores milled in 2004.

The lower gold output and higher mine operating costs resulted in a significant increase in unit costs from the same period of 2004. Cash operating costs for the nine months averaged $287 per ounce, compared to $237 per ounce in the first nine months of 2004, and total cash costs averaged $299 per ounce, up from $253 per ounce in 2004.

The Bogoso processing plant processed an average of 4,276 tonnes per day at an average grade of 4.45 grams per tonne, as compared to 4,798 tonnes per day at
3.84 grams per tonne in the same period in 2004. Gold recovery dropped to 59% in 2005 from 69% in 2004.

Wassa Operations - Nine Months ended September 30, 2005

Since the Wassa project was not in service in the first quarter of 2005, operating results discussed below are for the six months ended September 30, 2005.

Wassa generated $6.3 million of after-tax operating loss on sales of 45,063 ounces of gold during the six months ended September 30, 2005. Cash operating costs for the six months averaged $465 per ounce and total cash costs averaged $478 per ounce. The Wassa processing plant processed an average of 9,708 tonnes per day at an average grade of 0.91 grams per tonne with a gold recovery of 88.7%.

Prior to early June when we connected to the national power grid, plant operations were impacted by the limited availability and high cost of power from our diesel fueled, owner-operated powerhouse which resulted in the plant operating at less than its designed capacity. This, in combination with the lower grade in the upper levels of the Wassa open pit, contributed to lower overall production in the second quarter. The lower than expected gold production and high power costs contributed to high cash operating costs during the second quarter which averaged $472 per ounce. In the third quarter, gold output suffered from lower than expected processing rates and lower than expected ore grades as discussed above in the quarterly analysis.

The employment of new, larger mining equipment in the fourth quarter is expected to reduce mining costs per ounce. We are also working to stabilize the plant through-put at rates above 10,000 tonne per day and still expect increases in head grades as mining accesses higher grade ores deeper in the pit. These factors are expected to yield lower unit mining costs in the near future.

EXPANSION PROJECTS

Bogoso Sulfide Expansion Project

Construction for the Bogoso sulfide expansion project commenced mid-year following the receipt of environmental permits and Board approvals in June 2005. The project is designed to expand the existing Bogoso processing plant facility by adding a sulfide processing plant with a nominal capacity of 3.5 million tonnes per year of refractory sulfide ore. The sulfide plant will utilize the BIOX(R) bio-oxidation process.

We estimate that the total capital cost of the project, including the expansion of the mining fleet, to be approximately $115 to $125 million, and we expect a 15 to 18 month construction period, ending in late 2006.

Construction work has proceeded according to plan with the concrete work benefiting from a late start to the wet season in Ghana. Stainless steel for the tanks has been procured and delivered to site and work to build the tanks has commenced. Ordering of long lead time items and detailed design is also well advanced. The project is currently on time and on budget.

The existing 1.5 million tonnes per year Bogoso oxide processing plant will be unaffected by the sulfide expansion project and will provide operating cash flow during the construction and commissioning of the expansion. With the continued availability of the Bogoso oxide plant, a decision was made in early 2005 not to proceed with development of a separate oxide ore processing facility at Bondaye, south of Prestea. Instead we intend to transport oxide ore from Bondaye, and other locations north and west of Bogoso, to the Bogoso oxide plant. Operation of the oxide and sulfide processing plants in a single centralized complex is expected to streamline the management structure and result in reduced general and administrative costs and other fixed costs which should offset the cost of transporting oxide ores.

The design and construction of the expansion project is being managed by GRD Minproc on an engineering, procurement and construction management basis. Work has proceeded under a letter of agreement entered into in February 2005, while a contract is expected to be finalized in the fourth quarter.


At year-end 2004 we had estimated proven and probable sulfide reserves, based on a $360 per ounce gold price, at Bogoso/Prestea (including Mampon) of 21.2 million tonnes at an average grade of 2.89 grams per tonne for total contained gold of 1.97 million ounces. Following completion, gold production from the sulfide processing plant is expected to average approximately 270,000 ounces per annum and to range between 260,000 and 290,000 ounces per annum at an average cash operating cost between $250 and $270 per ounce. Commercial production is expected to be achieved in late 2006. Gold recoveries from the BIOX process are expected to average 86% and vary between 78% and 88%.

As at December 31, 2004 we had proven and probable oxide and non-refractory reserves, based on a $360 per ounce gold price, at Bogoso/Prestea (including Mampon) of approximately 10.7 million tonnes at an average grade of 2.93 grams per tonne for total contained gold of 1.0 million ounces.

The oxide plant at Bogoso, is expected to produce gold at its historical rate of between 100,000 and 150,000 ounces per annum at a cash cost between $200 and $250 per ounce.





EXPLORATION

We spent approximately $10.8 million on exploration activities in Ghana during the first nine months of 2005 including $2.0 million at Wassa, $2.5 million at the Prestea Underground, $3.9 million on sulfide targets at Bogoso/Prestea and approximately $2.4 million on exploration projects outside the immediate Bogoso/Prestea and Wassa areas. In addition we spent $1.3 million in South America and $1.8 million in other areas of Africa outside Ghana bringing total September 2005 year to date exploration spending to $13.9 million. Exploration costs in 2006 are expected to decrease as the intensive drilling at Bogoso and Prestea to convert sulfide resources to reserves tails off.

Ghana

Drilling at Bogoso beneath the Chujah and Dumase inferred pits intersected mineralized zones of economic thickness and tenor which should push our optimized pits deeper, and further drilling in these areas was conducted this quarter to confirm the continuity of the mineralization; results are pending. Drilling to infill the inferred resource within the $400 inferred pits at Chujah and Dumase thus far have confirmed the previously interpreted grades and thicknesses supporting the possible upgrade of the resources to indicated.

Drilling of possible underground targets at Prestea beneath and to the south of the Plant-North open pit has confirmed there are zones with grades and widths which could be exploited from underground mining, but further drilling and engineering studies need to be conducted to determine whether this would be economically viable.

Pumping underground has been upgraded and we are making good progress dewatering lower levels of the underground and expect to dewater the 30 Level in the fourth quarter, which will allow as to commence drilling beneath the 30 level.

On the Dunkwa concession north of Bogoso, exploration involved drilling of the Aniamote prospect, deeper drilling of the down plunge extensions of the high grade Mampon mineralization and geological modeling and preliminary resource estimation of the Mampon open pit mineralization. Evaluation of the drilling results will continue into the fourth quarter, and the new resource estimates will be validated and checked for inclusion in the 2005 year-end resource statements. Metallurgical samples shipped last quarter have arrived in Australia and are currently being analyzed.

The initial resource drilling program at the Pampe and Riyadh concessions on the Akropong trend to the west of Bogoso was completed this quarter. Geological interpretations and grade estimations have been initiated and will be sent to SRK, our resource consultants, for validation during the fourth quarter. A second phase of drilling has been planned and will be used to update the resource estimates in the first quarter of 2006. Results from the first resource estimation will form the basis for our feasibility study on the viability of treating this mineralization through our Bogoso processing plant.

The exploration effort at Wassa during the third quarter concentrated on testing the southern extensions of the South Akyempim deposit. Reverse circulation drilling on 100 meter spaced drilling fences intersected zones of mineralization averaging 18 meters true width and grading approximately 2.4 g/t gold. Drilling at South Akyempim is expected to continue in the fourth quarter.

Two of our reconnaissance license applications were approved by the Ghana Minerals Commission, the Adubrim and Breman Asikuma reconnaissance licenses, totaling approximately 85 and 4,000 square kilometers respectively. Wide spaced soil geochemistry surveys were initiated at Adubrim and a more regional laterite and stream geochemistry program was implemented over Breman Asikuma. Work on both these concessions is ongoing and should be completed in early 2006.

Other African Projects

We hold a 10% interest in Moto Goldmines Limited ("Moto"). Moto controls the approximate 4,700 square kilometer Moto concessions located in the north east of the Democratic Republic of Congo which has seen historical production in excess of 11 million ounces. Moto's recent drilling program confirmed and expanded the gold resource around the areas previously mined. Based upon this work Moto's independent resource consultants have reported estimated total resources of 65.8 million tonnes at an average grade of 2.9 g/t for a total of 6.1 million ounces of gold.

In Sierra Leone a regional soil sampling program designed to identify new targets on the three Mano River joint venture project areas was completed in the second quarter and samples were dispatched for assay. Final assay results were received near the end of the third quarter and are still being assessed. In the meantime, it has been agreed with our joint venture partner, Mano River Resources Inc, that the earn-in period will be extended by 12 months.

Work conducted at Afema during the third quarter included an intensive soil sampling program focused on the Bibiani-Chirano-Afema structural corridor where it cuts through the Afema property, with over 12,000 samples being collected and analyzed for gold and a multi-element suite. Results are still being assessed but we believe that significant gold and pathfinder element anomalism is present along this structure. A six month extension of time on the option period was negotiated with the property owners.

South American Projects

A further analysis of the drill results from the Saramacca property was carried out during the third quarter and various options for future work on the property are being considered.

At Bon Espoir, which is located in French Guiana north of our Paul Isnard Property in a geological setting interpreted by us as having many similarities to the Ashanti Trend of Ghana, a soil sampling program was completed during July. Some 32.2 kilometers of baseline and 120 kilometers of cross lines were cut, with soil sampling completed on 26 cross lines spaced 1600 meters apart on 100 meter centers. The assay results have identified zones of anomalous low-level gold and arsenic along the main structural break that hosts the Wayamaga prospect drilled by previous owners of the Bon Espoir permit. Consideration is being given to a follow-up infill sampling program during the fourth quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments balance stood at $43.6 million at September 30, 2005, compared with approximately $51.7 million at the end of 2004. Operating activities consumed approximately $0.7 million of cash during the first nine months of 2005. The $0.7 million of cash used in operations in the first nine months compared to $13.0 million of operating cash flow provided by operations in the same period of 2004. While gold revenues were higher than in the first nine months of 2004, on higher shipments and higher gold prices, higher operating costs and the cash used for working capital at Wassa and Bogoso/Prestea were the major factors contributing to the decrease in operating cash flow. The higher operating costs versus a year earlier were mostly due to the change in ore type as explained in the Bogoso/Prestea Operations section above.

Capital projects consumed $47.5 million of cash during the first nine months of 2005, up from $42.9 million in the same period of 2004. Completion of the Wassa plant, power line construction at Wassa, additional mining equipment and work on the Bogoso sulfide expansion project and exploration spending were the major areas of capital investment in the quarter. During the first nine months of 2005 we received $1.0 million of cash from Cambior Inc. as the third and final installment on its 2001 purchase of our interest in the Rosebel property.

Stock option and warrant exercises provided $1.2 million of cash during the first nine months of 2005, and new debt contributed $61.2 million. Repayments of Caterpillar Financial loans consumed $1.3 million of cash. At September 30, 2005, working capital stood at $47.6 million, versus $61.4 million at the end of 2004.

On April 15, 2005 we sold $50 million of senior unsecured convertible notes maturing on April 15, 2009, to a private investment fund. The funds are now being used for the sulfide expansion project at Bogoso and for general corporate purposes.

In January 2005, EURO drew down $6.0 million under a loan facility from a bank and paid the funds to Golden Star as the first installment on its purchase of the Rosebel royalty. The loan is repayable by EURO in nine equal payments of $666,667 beginning July 29, 2005 and every three months thereafter. The interest rate is set at LIBOR plus 2.5%. In September EURO borrowed an additional $3.0 million from the same bank and sent the cash to Golden Star as the second installment on its purchase of the Rosebel royalty. The loan is repayable by EURO in five equal quarterly payments of $600,000 beginning on October 31, 2007. The interest rate is set at LIBOR plus 2.5%.

In April 2005 we renewed a $25 million equipment financing credit facility from Caterpillar Financial Services. The facility provides credit for a mixture of new and used mining equipment. A total of $2.2 million was drawn under this facility in the first nine months of 2005. We expect to draw additional funding from this facility in the fourth quarter of 2005 as new mining equipment is delivered.

Outlook

We expect Bogoso/Prestea will continue to generate positive operating cash flows through 2005 but will require additional capital to cover costs of the Bogoso sulfide expansion project. We expect that Wassa will be able to fund its own operating expenses during the remainder of 2005 but will draw on the Caterpillar Finance loan facility to pay for new mining equipment.

Our analysis of expected cash flows over the next 12 to 15 months indicates cash on hand at September 30, 2005, plus projected cash flow from operations and proceeds of expected equipment financing will likely be insufficient to fund completion of the Bogoso sulfide expansion project. We are negotiating with two financial institutions to establish a $30 million revolving line of credit and will, if necessary, pursue other potential financing sources including asset sales and issuance of equity to meet financing requirements created by factors including unanticipated declines in gold production, unanticipated increases in cash operating costs, unanticipated increases in capital estimates, unfavorable favorable currency exchange rates and lower gold prices.

LOOKING AHEAD

 Our main objectives for the next twelve months include:

o        Completion of mining of Prestea Plant-North pit;

o Permitting and commencement of oxide mining from the Akropong trend west of Bogoso, to provide oxide ore to the Bogoso plant following exhaustion of the Prestea Plant-North ores;

o        Commencement of sulfide mining at Bogoso;

o Completion of construction at the Bogoso sulfide expansion project by the end of 2006;

o        Achievement of targeted production rates and costs at Wassa;

o        Continued evaluation of the Prestea Underground potential;

o        A continued high level of exploration efforts;

o        Completion of the St. Jude acquisition

o Continuation of efforts to identify and pursue acquisition and growth opportunities in Ghana and elsewhere.

We expect gold production at Bogoso/Prestea during 2005 to total approximately 130,000 ounces at an average cash operating cost of about $290 per ounce and production of approximately 70,000 ounces for the nine months at Wassa at a cash operating cost of approximately $440 per ounce, bringing total consolidated 2005 production to approximately 200,000 ounces at an average cash operating cost of $343 per ounce.

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

Preparation  of  our  consolidated  financial  statements  requires  the  use of estimates and assumptions that can affect reported amounts of assets, liabilities, revenues and expenses. Accounting policies relating to asset impairments, depreciation and amortization of mining property, plant and equipment, and site reclamation/closure accruals are subject to estimates and assumptions regarding reserves, gold recoveries, future reclamation costs, future gold prices and future mining activities.

Decisions to write off, or not to write off, all or a portion of our investment in various properties, especially exploration properties subject to impairment analysis, are based on our judgment as to the actual value of the properties and are therefore subjective in most cases. We have written off substantially all of our pre-1999 investments in exploration properties based upon our assessments of the amounts recoverable from those properties. Additional exploration properties and joint venture interests have been found to be impaired and were written off in 2003 and 2004 and in the first quarter of 2005. We continue to retain title to certain properties after impairment write-offs as future events and discoveries may ultimately prove that they have significant value.

Listed below are the accounting policies and estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

     o Ore stockpiles: Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces based on assay data, and the estimated recovery percentage based on the expected processing method. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore including applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and removed at the average cost per recoverable ounce of gold in the stockpile. Stockpiles are reduced as material is removed and fed to the mill. A 10% adjustment of the stockpile value, based on stockpile levels in recent periods, would change the carrying value of the stockpile inventory by approximately $0.3 to $0.5 million and change operating costs by the same amount.

     o Impairment Charges: We periodically review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable from continued operation of the asset. An asset impairment is considered to exist if the sum of all estimated future cash flows, on an undiscounted basis, are less than the carrying value of the asset. The determination of expected future cash flows requires numerous estimates about the future including gold prices, operating costs, gold recovery, reclamation spending, ore reserves and capital expenditures. A review of Bogoso/Preseta's expected future cash flows as of December 31, 2004 indicated that there is no impairment at gold prices in excess of $369 per ounce and at Wassa there is no impairment at gold prices greater than $320 per ounce.

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

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.




SUMMARY OF QUARTERLY RESULTS

Summary of Quarterly Results
  ($ millions, execept per share data)                                                   2003
                                                                                        Quarter
                       2005 Quarter Ended           2004 Quarter ended                   Ended
                   Sept. 30 June 30 March 31     Dec. 31 Sept. 30  June 30 March 30     Dec. 31
------------------------------------------------------------------------------------------------
Revenues              24.9     25.0     18.1        15.2     13.4     16.5     19.9        17.7
Net earnings/(losses) (3.3)    (3.6)    (1.4)        0.6     (4.3)     1.1      5.2         7.9
------------------------------------------------------------------------------------------------
Net earnings/(losses) attributable to common shareholders per share
  Basic             (0.023)  (0.025)  (0.010)      0.004   (0.030)   0.008    0.039       0.063
  Diluted           (0.023)  (0.025)  (0.010)      0.004   (0.030)   0.008    0.035       0.059
------------------------------------------------------------------------------------------------

OUTSTANDING SHARE DATA

As of November 1, 2005 we had outstanding 142,887,394 common shares, options to acquire 5,057,451 common shares, warrant to acquire 8,448,334 common shares and convertible notes which are convertible into 11,111,111 common shares.

TABLE OF CONTRACTUAL OBLIGATIONS

      Contractual Obligations                     Payment due by period (thousands)
                                   ---------------------------------------------------------------
    (as of September 30, 2005)       Total   Less than 1   1 to 3 years 3 to 5 years More than
                                                year                                   5 years
--------------------------------------------------------------------------------------------------
Long term debt (a)                  $ 62,201  $     4,411  $      5,896  $    51,894  $         -
-----------------------------------  --------  -----------  ------------  -----------  -----------
Interest on long term debt            14,478        4,032         7,806        2,640            -
-----------------------------------  --------  -----------  ------------  -----------  -----------
Operating lease obligations              531          163           328           40            -
-----------------------------------  --------  -----------  ------------  -----------  -----------
Other long term liabilities reflected
on the balance sheet under GAAP (b)
                                      15,915        3,492         2,439        3,513        6,472
-----------------------------------  --------  -----------  ------------  -----------  -----------
Total                               $ 93,125  $    12,098  $     16,469  $    58,087  $     6,472
-----------------------------------  --------  -----------  ------------  -----------  -----------

(a) Includes $50.0 million of convertible notes maturing in 2009. Golden Star has the right to repay the $50.0 million in cash or in common shares. The presentation shown above assumes payment is made in cash and also assumes no conversions of the debt to common stock by the note holders prior to the maturity date.

(b) Other long term liabilities represent asset retirement obligations. Asset retirement obligations include several estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves which in turn determine the ultimate closure date, which in turn impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as "Asset retirement obligations" on the balance sheet of $10.5 million as of September 30, 2005. The amounts shown above are undiscounted to show full expected cash requirements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

From time to time we invest excess cash in high quality short-term debt instruments. The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that, given the cash balances expected during the next twelve months, a 1% change in interest rates would result in a $0.3 to $0.5 million change in annual interest income.

We have both fixed rate and variable rate debt. At September 30, 2005 we had approximately $9.0 million of variable rate debt which carries an interest rate of LIBOR plus 2.5%. We estimate that a 1% increase in the interest rate on the variable rate debt would result in a $0.1 million change in annual interest expense. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

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

While in the past we have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates, during 2005 we have entered into forward purchase contracts for South African Rands and Euros to hedge expected future purchases of capital assets in South Africa and Europe associated mostly with the Bogoso sulfide expansion project.

Commodity Price Risk

We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 change in our average realized price of gold would result in a $2 million to $3 million change in pre-tax earnings and cash flows over the next 12 months.

Beginning in the second quarter of 2005 we have purchased puts to lock in minimum prices for portions of our annual gold sales in 2005, 2006 and 2007. As of September 30, 2005 we have purchased put options for 230,000 ounces of future gold production during 2005, 2006, and early 2007 to establish a floor price for operating cash flows during the construction period of the Bogoso sulfide expansion project. In the third quarter of 2005 we sold 90,000 $525 per ounce call options to offset the cash costs of the put options purchased in the quarter.

Since the Rosebel royalty revenues received by EURO from Cambior fluctuate with gold prices a recent debt agreement required that EURO enter into a cash-settled forward sales agreement with the lender designed to eliminate a portion of the potential impact of gold price fluctuations on expected future Rosebel royalty revenues.

The forward agreement specifies that beginning April 20, 2005 and every three months thereafter until July 30, 2007, when the average gold price for the prior quarter is less than $421 per ounce, the bank will pay in cash to EURO an amount equal to the difference between the average gold price and $421 times 5,700 ounces. In quarters where the average gold price exceeds $421 per ounce EURO will pay cash to the bank in an amount equal to the difference between the average gold price and $421 times 5,700 ounces. The 5,700 ounces is a notional amount agreed to by EURO and the bank. Neither EURO nor the bank are required to deliver gold under the agreement. The net effect of the agreement is that EURO receives a net royalty revenue on the first 57,000 ounces of gold mined at the Rosebel mine each quarter based on $421 per ounce gold price regardless of the actual gold price.

In August 2005, in conjunction with the $3.0 million loan drawn in September, EURO hedged another 5,700 ounces per quarter from October 30, 2007 to January 29, 2010 at a price of $458.50 per ounce. The second hedge is structured as the first hedge described above except for the higher agreed sales price.

Gold prices averaged $427, $427 and $439 per ounce during the first, second and third quarters of 2005 resulting in EURO making payments to the bank of $38,000, $36,000 and $0.1 million respectively in the three quarters of 2005. Since quarterly gold prices exceeded $421 (the forward sales price per the agreement) EURO's royalty revenues were higher by the same amount thereby offsetting the payments to the bank.

We are experiencing significant price increases in certain operating consumables including fuel, cyanide, tires, and other chemical reagents used in our processing plants. Fuel prices have risen from $0.60 per liter in September 2004 to $0.85 in September 2005 and we have seen a 43% increase in the price of cyanide. The price paid for several other consumables, including truck tires, have risen 20% to 40% in the past 12 months.

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

In June 2005, the High Court issued a preliminary finding in favor of the Merchant Bank (Ghana) Ltd. While the ruling transferred PGR's ownership position to the liquidator, it did not require BGL to asume any of PGR's obligations. Nevertheless, in subsequent periods following the vesting of PGR's ownership position in BGL, continued project spending by BGL diluted PGR's original ownership position to less than 10% by September 30, 2005. The joint venture agreement further specifies that if either partner allowed itself to be diluted to 10% or less, the residual value would immediately convert into a 2.5% net profit interest in potential future earnings from the Prestea Underground mine. While the court's ruling has effectively given the 2.5% net profits interest to the bankruptcy trustee, the trustee still must establish the fair value of the interest and then find a buyer. At a recent bankruptcy hearing none of the creditors were willing to fund a valuation study.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

           2.1 Pre-merger Agreement dated September 27, 2005 between Golden Star Resources Ltd. and St. Jude Resources Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed
               September 29, 2005).

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

GOLDEN STAR RESOURCES LTD.
Registrant


                               By:     /s/ Peter J. Bradford
                                       ---------------------
                               Peter J. Bradford
                               President and Chief Executive Officer
                               Date: November 2, 2005


                               By:     /s/ Allan J. Marter
                                       -------------------
                               Allan J. Marter
                               Senior Vice President and Chief Financial Officer
                               Date:  November 2, 2005

EXHIBITS INDEX


           2.1 Pre-merger Agreement dated September 27, 2005 between Golden Star Resources Ltd. and St. Jude Resources Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed
               September 29, 2005).

          31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

          32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)