Form 10-K
period 2005-12-31
GOLDEN STAR RESOURCES LTD
filed 2006-03-29
CIK 903571

..
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2005
                         Commission file number 1-12284

                           GOLDEN STAR RESOURCES LTD.
             (Exact Name of Registrant as Specified in Its Charter)

           Canada                                         98-0101955
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _X__ No ___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No _X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form l0-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act).

(Check one):    Large accelerated filer: ___      Accelerated filer: _X__
                Non-accelerated filer: ___

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes ___    No _X_

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $437 million as of June 30, 2005, based on the closing price of the shares on the American Stock Exchange of $3.10 per share.

Number of Common Shares outstanding as at March 27, 2006: 207,265,758

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference to Part III of this Report on Form 10-K.

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this Report are expressed in United States ("US") dollars, unless otherwise indicated. Canadian currency is denoted as "Cdn$." Euros are denoted as "(euro)".

Financial information is presented in accordance with accounting principles generally accepted in Canada ("Cdn GAAP" or "Canadian GAAP"). Differences between accounting principles generally accepted in the US ("US GAAP") and those applied in Canada, as applicable to Golden Star Resources Ltd., are explained in
Note 28 to the Consolidated Financial Statements.

Information in Parts I and II of this report includes data expressed in various measurement units and contains numerous technical terms commonly used in the gold mining industry. To assist readers in understanding this information, a conversion table and glossary are provided below.

References to "Golden Star," the "Company," "we," "our," and "us" mean Golden Star Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

NON-GAAP FINANCIAL MEASURES

In this Form 10-K, we use the terms "total cash cost per ounce" and "cash operating cost per ounce" which are considered Non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10-K.

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

These statements include comments regarding: the establishment and estimates of mineral reserves and resources, recovery rates, production, production commencement dates, production costs, cash operating costs, total cash costs, grade, processing capacity, potential mine life, feasibility studies, permitting and licensing, development costs, expenditures, exploration activities and expenditures, funding for EURO Ressources S.A., recovery of deferred stripping charges at Bogoso/Prestea, equipment replacement, anticipated benefits of the acquisition of St. Jude Resources Ltd., ability to announce Mineral Reserve estimates as the St. Jude properties in 2006, our expansion plans for Bogoso/Prestea, related permitting and capital costs and anticipated production and other estimates at Bogoso/Prestea in 2006 and 2007, cash requirements and sources, production capacity, operating costs and gold recoveries, estimated capital spending in 2006, effectiveness of and anticipated provisions of the new Ghanaian Minerals and Mining Bill.

The following, in addition to the factors described under "Risk Factors" in Item 1 below are among the factors that could cause actual results to differ materially from the forward-looking statements:

o    unexpected changes in business and economic conditions;

o    significant increases or decreases in gold prices;

o    changes in interest and currency exchange rates;

o    timing and amount of gold production;

o    failure to realize the anticipated benefits of the acquisition of St. Jude;

o    failure to develop reserves on the St. Jude properties;

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

These factors are not intended to represent a complete list of the general or specific factors that could affect us. Your attention is drawn to other risk factors disclosed and discussed in Item 1 below. We undertake no obligation to update forward-looking statements.

CONVERSION FACTORS AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre                         = 0.4047 hectare             1 mile                = 1.6093 kilometers
1 foot                         = 0.3048 meter               1 troy ounce          = 31.1035 grams
1 gram per metric tonne        = 0.0292 troy ounce/short    1 square mile         = 2.59 square kilometers
                               ton
1 short ton (2000 pounds)      = 0.9072 tonne               1 square kilometer    = 100 hectares
1 tonne                        = 1,000 kg or 2,204.6 lbs    1 kilogram            = 2.204 pounds or 32.151 troy oz
1 hectare                      = 10,000 square meters       1 hectare             = 2.471 acres

The following abbreviations may be used herein:

Au             = gold                                        m(2)                  = square meter
g              = gram                                        m(3)                  = cubic meter
Au g/t         = grams of gold per tonne                     Mg or mg              = milligram
ha             = hectare                                     mg/m(3)               = milligrams per cubic meter
km             = kilometer                                   T or t                = tonne
km(2)          = square kilometers                           oz                    = troy ounce
kg             = kilogram                                    ppb                   = parts per billion
m              = meter                                       Ma                    = million years


Note: All units in this report are stated in metric measurements unless otherwise noted.

GLOSSARY OF TERMS

We report our reserves to two separate standards to meet the requirements for reporting in both Canada and the United States ("US"). Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 ("NI 43-101"). The definitions in NI 43-101 are adopted from those given by the Canadian Institute of Mining, Metallurgy and Petroleum. US reporting requirements for disclosure of mineral properties are governed by SEC Industry Guide 7. These reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody differing approaches and definitions.

We estimate and report our resources and reserves according to the definitions set forth in NI 43-101 and modify and reconcile them as appropriate to conform to Industry Guide 7 for reporting in the U.S. The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.

NI 43-101 DEFINITIONS

mineral reserve     The  term  "mineral  reserve"  refers  to  the  economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study.
                    The study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that might occur when the material is mined.

proven mineral      The term "proven mineral reserve" refers to the economically
 reserve            mineable part of a measured mineral resource demonstrated by at least a preliminary  feasibility  study.  This study must
                    include   adequate   information   on  mining,   processing,
                    metallurgical,  economic,  and other  relevant  factors that
                    demonstrate,   at  the  time  of  reporting,  that  economic
                    extraction is justified.(1)

probable mineral    The  term   "probable   mineral   reserve"   refers  to  the
 reserve            economically  mineable  part  of an  indicated,  and in some circumstances,  a measured mineral resource  demonstrated by at least a preliminary  feasibility  study.  This study must
                    include   adequate   information   on  mining,   processing,
                    metallurgical,  economic,  and other  relevant  factors that
                    demonstrate,   at  the  time  of  reporting,  that  economic
                    extraction can be justified.

mineral resource    The term "mineral  resource"  refers to a  concentration  or
                    occurrence  of  natural,   solid,  inorganic  or  fossilized
                    organic material in or on the Earth's crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

measured mineral    The term "measured  mineral resource" refers to that part of
 resource           a mineral  resource  for which  quantity,  grade or quality, densities,  shape and physical  characteristics  are so well established  that  they  can be  estimated  with  confidence sufficient to allow the appropriate application of technical and economic parameters,  to support production planning and evaluation  of the economic  viability  of the deposit.  The estimate  is based on  detailed  and  reliable  exploration,
                    sampling   and   testing   information    gathered   through
                    appropriate  techniques  from  locations  such as  outcrops, trenches,  pits,  workings  and drill  holes that are spaced
                    closely   enough  to  confirm  both   geological  and  grade
                    continuity.

indicated mineral   The term "indicated mineral resource" refers to that part of
 resource           a mineral  resource  for which  quantity,  grade or quality,
                    densities,   shape  and  physical   characteristics  can  be
                    estimated with a level of confidence sufficient to allow the
                    appropriate    application   of   technical   and   economic
                    parameters,  to support mine planning and  evaluation of the economic viability of the deposit.  The estimate is based on detailed and reliable  exploration  and testing  information gathered through appropriate  techniques from locations such as outcrops,  trenches,  pits, workings and drill holes that
                    are  spaced   closely   enough  for   geological  and  grade
                    continuity to be reasonably assumed.

inferred mineral    The term "inferred  mineral resource" refers to that part of
 resource           a mineral  resource for which  quantity and grade or quality can be  estimated  on the basis of  geological  evidence and limited sampling and reasonably  assumed,  but not verified, geological  and grade  continuity.  The estimate is based on
                    limited    information   and   sampling   gathered   through
                    appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

qualified person(2) The term  "qualified  person" refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination thereof, has experience relevant to the subject matter of the project and the technical report and is a member in good standing of a professional association.

SEC INDUSTRY GUIDE 7 DEFINITIONS

reserve The term "reserve" refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. ("Bankable standards" implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

proven reserve      The term "proven  reserve"  refers to reserves for which (a)
                    quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape depth and mineral content of reserves are well-established.

probable reserve    The term  "probable  reserve"  refers to reserves  for which
                    quantity  and  grade  and/or   quality  are  computed   from
                    information  similar  to that  used  for  proven  (measured)
                    reserves,  but  the  sites  for  inspection,  sampling,  and
                    measurement   are  farther  apart  or  are  otherwise   less
                    adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

mineralized         The term  "mineralized  material" refers to material that is
  material(3)       not  included  in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

non-reserves        The term "non-reserves"  refers to mineralized material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

exploration stage   An  "exploration  stage"  prospect  is one  which  is not in either the development or production stage.

development stage   A  "development  stage"  project is one which is  undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

production stage    A  "production  stage"  project is  actively  engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

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

ADDITIONAL DEFINITIONS

alteration - any change in the mineral composition of a rock brought about by physical or chemical means ancillary equipment - service equipment not directly associated with primary process artisanal - current or historic informal mining typically of a low tech, manually intensive nature assay - a measure of the valuable mineral content

Au - gold

bio-oxidation or BIOX(R) - a processing method that uses bacteria to oxidize refractory sulfide ore to make it amenable to normal oxide ore processing techniques such as carbon-in-leach

Birimian - a thick and extensive sequence of Proterozoic age metamorphosed sediments and volcanics first identified in the Birim region of southern Ghana cash operating cost per ounce - is equal to total cash cost for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period. (This definition is consistent with the Gold Institute's definition)

CIL or carbon-in-leach - an ore processing method involving the use of cyanide where activated carbon which has been added to the leach tanks is used to absorb gold as it is leached by cyanide craton - a stable relatively immobile area of the earth's crust cut-off grade - when determining economically viable mineral reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined and processed at a profit cyanidation - the process of introducing cyanide to ore to recover gold diamond drilling - rotary drilling using diamond-set or diamond-impregnated bits, to produce a solid continuous core of rock sample dip - the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure diorite - a group of intrusive rocks intermediate in composition  between acidic
and  basic,   characteristically   composed  of  dark-colored  amphibole,   acid
plagioclase, pyroxene and sometimes a small amount of quartz.

disseminated - where minerals occur as scattered particles in the rock dore - unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold fault - a surface or zone of rock fracture along which there has been displacement feasibility study - a definitive engineering and economic study addressing the viability of a mineral deposit taking into consideration all associated technical factors, costs, revenues and risks. We recognize three levels of feasibility studies; (i) a directional feasibility study or scoping study; (ii) a pre-feasibility study; and (iii) a feasibility study. A feasibility study that satisfies the requirements for external financing is known as a bankable feasibility study.

fold - a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage formation - a distinct layer of sedimentary rock of similar composition gabbro - a group of dark-colored basic intrusive igneous rocks, (the intrusive equivalent to basalt)

gabbroic - rock masses made up of gabbro and other similar dark-colored basic igneous rock geochemistry - the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geochemical prospecting - a prospecting technique which measures the content of certain metals in soils and rocks used to define anomalies for further testing geophysics - the study of the mechanical, electrical and magnetic properties of the earth's crust geophysical surveys - a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth's surface geotechnical - the study of ground stability

grade - quantity of metal per unit weight of host rock

greenstone - a sequence of usually metamorphosed volcanic-sedimentary rock assemblages granodiorite - a group of coarse-grained plutonic rocks intermediate in composition between quartz diorite and quartz monzonite containing quartz, plagioclase, potassium feldspar with biotite and hornblende heap leach - a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold/copper etc.; the solutions containing the metals are then collected and treated to recover the metals host rock - the rock in which a mineral or an ore body may be contained hydrothermal - the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution in-situ - in its natural position
life-of-mine - a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tonnes of mineral reserve by the annual rate of mining and processing mapped or geological mapping - the recording of geologic information including rock units and the occurrence of structural features, and mineral deposits on maps metasediment - a sedimentary rock which shows evidence of having been subjected to metamorphism metavolcanic - a volcanic rock which shows evidence of having been subjected to metamorphism mineral - a naturally occurring inorganic crystalline material having a definite chemical composition mineralization - a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock

National Instrument 43-101 or NI 43-101 - Canadian standards of disclosure for mineral projects non-refractory - ore containing gold that can be satisfactorily recovered by basic gravity concentration or simple cyanidation outcrop - that part of a geologic formation or structure that appears at the surface of the earth open pit or open cut - surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore - mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body - a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade - the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore oxide - gold bearing ore which results from the oxidation of near surface sulfide ore

pH - a measure on a scale of 1 to 14 of the acidity or alkalinity of a solution where 7 is neutral, greater than 7 is basic and less than 7 is acidic plunge - the angle from the horizontal of a linear geological feature on a plane

Proterozoic - the more recent time division of the Precambrian; rocks aged between 2,500 million and 550 million years old put - a financial instrument that provides the right, but not the obligation, to sell a specified number of ounces of gold at a specified price pyrite - common sulfide of iron

QA/QC - Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data quartz - a mineral composed of silicon dioxide, SiO2 (silica)

RAB (rotary air blast) drilling - relatively inexpensive and quick exploration drilling method returning rock chips from the drill hole using high pressure air

RC (reverse circulation) drilling - a drilling method using a tri-cone bit, during which rock cuttings are pushed from the bottom of the drill hole to the surface through an outer tube, by liquid and/or air pressure moving through an inner tube run-of-mine - usually refers to the average ore material being mined and processed, i.e. run-of-mine grade of ore delivered to the processing plant reef - general term that typically refers to a tabular ore body refractory - ore containing gold that cannot be satisfactorily recovered by basic gravity concentration or simple cyanidation rock - indurated naturally occurring mineral matter of various compositions

SAG - semi-autogeneous grinding

sampling and analytical variance/precision - an estimate of the total error induced by sampling, sample preparation and analysis sediment - particles transported by water, wind or ice

sedimentary rock - rock formed at the earth's surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited sericitic - a rock with abundant amounts of sericite, a white fine grained potassium mica occurring as an alteration product of various aluminosilicate minerals shear - a form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact shield - a large area of exposed basement rocks often surrounded by younger rocks, e.g. Guiana Shield stratigraphic or stratigraphically - geology that deals with the origin and succession of strata strike - the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip - to remove overburden in order to expose ore

sulfide  - a  mineral  including  sulfur  (S) and  iron  (Fe)  as well as  other
elements;   metallic   sulfur-bearing   mineral  often   associated   with  gold
mineralization

syncline  -  a  concave   downward   fold,   the  core  of  which  contains  the
stratigraphically younger rocks

tailings - fine ground wet waste material produced from ore after economically recoverable metals or minerals have been extracted

Tarkwaian - a group of sedimentary rocks of Proterozoic age named after the town of Tarkwa in southern Ghana where they were found to be gold bearing tonne - metric tonne, equal to 1,000 kilograms or 2,204.6 pounds total cash cost per ounce - is equal to total production costs as found on our consolidated statement of operations less depreciation, depletion, amortization and asset retirement obligation accretion divided by the number of ounces of gold sold during the applicable period. (This definition is consistent with the Gold Institute's definition).

total production cost per ounce - is equal to total production costs as found on our consolidated statement of operations divided by the ounces of gold sold in the period; total production costs include all mine-site operating costs, including the costs of mining, processing, maintenance, work in process inventory changes, mine-site overhead, production taxes and royalties, depreciation, depletion, amortization, asset retirement obligations and by-product credits, but does not include exploration costs, corporate general and administrative expense, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, foreign currency gains and losses, gains and losses on investments and income tax transition ore - is an ore zone lying between the oxide ore and the sulfide ore; ore material that is partially weathered and oxidized vein - a thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz volcanics - those originally molten rocks, generally fine grained, that have reached or nearly reached the earth's surface before solidifying
volcano-sedimentary   -  rocks  composed  of  materials  of  both  volcanic  and sedimentary origin

wall rock - the rock adjacent to a vein

weathering - near surface alteration and oxidation of minerals and rocks by exposure to the atmosphere or ground water wire frame - a mesh of triangles used to define a volume in generating computerized geological models

ITEM 1.  DESCRIPTION OF BUSINESS


OVERVIEW OF GOLDEN STAR

We are a Canadian incorporated international gold mining and exploration company producing gold in Ghana, West Africa. We also conduct gold exploration in West Africa and in South America. Golden Star Resources Ltd. was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation of South American Goldfields Inc., a corporation incorporated under the federal laws of Canada, and Golden Star Resources Ltd., a corporation originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd. Our principal office is located at 10901 West Toller Drive, Suite 300, Littleton, Colorado 80127, and our registered and records offices are located at 66 Wellington St. W, 42nd floor, Box 20, Toronto Dominion Bank Tower, Toronto Dominion Centre, Toronto, ON M5K 1N6. Our fiscal year ends on December 31.

Through our subsidiaries and joint ventures we own a controlling interest in four significant gold properties in southern Ghana in West Africa: the Bogoso/Prestea property ("Bogoso/Prestea"), the Wassa property ("Wassa"), the St. Jude properties ("St. Jude Properties") and the Prestea Underground property ("Prestea Underground").

The Bogoso/Prestea property encompasses the adjoining Bogoso and Prestea mining concessions, which are operated as a single operation and referred to as "Bogoso/Prestea." Bogoso/Prestea is owned by our 90% owned subsidiary Bogoso Gold Limited ("BGL"). In 2005, we sold 131,898 ounces of gold from Bogoso/Prestea. BGL also owns a 90% operating interest in the Prestea Underground. We are currently conducting exploration and engineering studies to determine if the Prestea Underground mine can be reactivated on a profitable basis.

Wassa, which is located 35 kilometers east of Bogoso/Prestea, is owned by our 90% owned subsidiary Wexford Goldfields Limited ("WGL"). Wassa completed construction and commissioning of a new processing plant and open pit mine at the end of March 2005 and the project was placed in service on April 1, 2005. Wassa produced and sold 69,070 ounces of gold during 2005, following its April 1, 2005 in service date.

The St. Jude Properties in southwest Ghana were acquired in December 2005 as a result of our acquisition of St. Jude Resources Ltd. ("St. Jude"), as discussed below. The St. Jude Properties consist of the Hwini-Butre and Benso concessions covering an area of 201 square kilometers and located between 60 and 85 kilometers south of Wassa. We currently hold a 100% interest in these properties but the Government of Ghana is entitled to a 10% carried interest when mining permits are issued.

We also hold several exploration properties including interests in an exploration joint venture in Sierra Leone and active exploration properties in Ghana, Cote d'Ivoire, Suriname and French Guiana. We hold indirect interests in gold exploration properties in Peru and Chile through an investment in Goldmin Consolidated Holdings. We also own a 53% interest in EURO Ressources S.A. ("EURO"), a French registered, publicly traded royalty holding company (formerly known as Guyanor Ressources S.A.). EURO holds a participation right which requires Cambior Inc. to make quarterly payments to EURO, the amounts of which are based upon the gold price and gold production from Cambior Inc.'s Rosebel gold mine in Suriname.

All of our operations, with the exception of certain exploration projects, transact business in US dollars and keep financial records in US dollars. Our accounting records are kept in accordance with Canadian GAAP.

We are a reporting issuer or the equivalent in all provinces of Canada and the United States and file disclosure documents with the Canadian securities regulatory authorities and the United States Securities and Exchange Commission.

ACQUISITION OF ST. JUDE

On December 21, 2005, we completed the acquisition of St. Jude, a Canadian corporation, pursuant to a court ordered plan of arrangement under the Canada Business Corporation Act (the "Arrangement") under which Golden Star acquired 100% of the issued and outstanding common shares and other securities of St.
Jude. Following the completion of the Arrangement, St. Jude became a wholly-owned subsidiary of Golden Star.

Under the terms of the Arrangement, (i) the holders of St. Jude common shares exchanged their St. Jude common shares for common shares of Golden Star on the basis of 0.72 of a Golden Star common share for each St. Jude common share, and
(ii) the outstanding warrants and options of St. Jude were exchanged for Golden

Star warrants or options, such that each holder will be entitled to receive on the exercise thereof that number of Golden Star common shares that is equal to the number of St. Jude common shares that would otherwise have been issuable upon the exercise thereof multiplied by 0.72, with the exercise price being appropriately adjusted as well. A total of 31.4 million of our common shares were issued in the Arrangement and a further 5.8 million are issuable upon exercise of warrants and options exchanged for warrants and options of St. Jude.

GOLD SALES AND PRODUCTION

Ghana has been a significant gold producing country for over 100 years with AngloGold Ashanti's Obuasi mine and the underground mine at Prestea historically being the two major producers. Several other areas in Ghana have also produced significant amounts of gold. The gold industry in Ghana is currently experiencing growth in exploration and development and gold production. Annual gold production in Ghana has exceeded 2 million ounces in recent years and is expected to increase as planned developments and expansions now underway reach the production stage.

All of our gold production is sold to a South African gold refinery. Our gold is sold in the form of dore bars which average approximately 91% gold by weight with the remaining portion being primarily silver. Revenue is recognized when title is transferred at the refinery. The sales price is based on the London P.M. fix on the day of delivery to the refinery.

GOLD PRICE HISTORY

The price of gold is volatile and is affected by numerous factors beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation or deflation, fluctuation in the relative values of the US dollar and foreign currencies, changes in global and regional gold demand, and the political and economic conditions of major gold-producing countries throughout the world.

The following table presents the high, low and average afternoon fixed prices for gold per ounce on the London Bullion Market over the past ten years:

                                                                                           Average Price Received
           Year                    High                 Low                Average             by Golden Star
        -----------------------------------------------------------------------------------------------------------
           1996                    415                  367                  388                    N/A
           1997                    362                  283                  331                    N/A
           1998                    313                  273                  294                    N/A
           1999                    326                  253                  279                    293
           2000                    313                  264                  279                    280
           2001                    293                  256                  271                    271
           2002                    349                  278                  310                    311
           2003                    416                  320                  363                    364
           2004                    454                  375                  410                    410
           2005                    537                  411                  445                    446
 To March 27, 2006                 572                  525                  553                    551

--------------------
Data Source:  www.kitco.com

The following diagram depicts the organizational structure of Golden Star and its significant subsidiaries:

                                  ------------
                                  GOLDEN STAR
                                   RESOURCES
                                      LTD.
                                    (Canada)
                                  ------------
                                        |
                                        |
               ---------------------------------------------------
               |                        |                        |
               |                        |                        |
        --------------          ----------------        ------------------
        EURO RESOURCES          Caystar Holdings        St. Jude Resources
        S.A. (France)           (Cayman Islands)          Ltd. (Canada)
        Approximately                  (100%)                (100%)
          (53%)
                                        |
                                        |
               ---------------------------------------------------
               |                                                 |
               |                                                 |

        ----------------                                ------------------
        Bogoso Holdings                                  Wasford Holdings
        (Cayman Islands)                                  (Cayman Islands)
            (100%)                                            (100%)
               |                                                 |
               |                                                 |
        ----------------                                ------------------
          Bogoso Gold                                   Wexford Goldfields
            Limited                                          Limited
            (Ghana)                                          (Ghana)
             (90%)                                            (90%)
               |
               |
        ----------------
            Prestea
        Underground Joint
        Venture (Ghana)
             (90%)

BUSINESS STRATEGY AND DEVELOPMENT

Since 1999, our business and development strategy has been focused primarily on the acquisition of producing and development stage gold properties in Ghana and on the exploration, development and operation of these properties. Our overall objective over the past five years has been to grow our business organically and through acquisitions. As part of the effort to achieve this goal, we actively investigate potential acquisition and merger candidates. These efforts resulted in our acquisition of St. Jude.

Our ore processing plant and open pit mine at Wassa were completed and placed in service on April 1, 2005, and we are currently carrying out construction of a sulfide ore processing facility at Bogoso/Prestea. If the expansion and development plans at Bogoso/Prestea are completed as expected in late 2006 and assuming a full year of production from the sulfide plant during 2007, our annualized production is expected to increase to 500,000 ounces of gold in 2007. Achievement of this target is subject to numerous risks. See the discussion of risk factors below.

We also conduct gold exploration in West Africa and South America investing approximately $17 million in such activities during 2005. In Ghana, we are actively seeking to expand reserves around our existing mines, and we are planning to commence exploration activities with respect to the St. Jude Properties in 2006. We employ a number of different strategies to achieve our exploration goals including the following:

o we maintain a staff of geologists in Ghana responsible for exploring for new resources in Ghana and for developing new reserves in areas around the existing operations;

o we contract with geologic consultants who advise us on existing holdings and who seek to identify new exploration opportunities;

o we have purchased equity ownership in gold exploration companies that use the equity funds provided by us to explore in their areas of expertise;

o we provide funding to joint venture partners that use our funding to conduct active exploration efforts; and

o we maintain an international exploration group that carries out work on various properties in the Guiana Shield area of South America and in other areas of Africa outside of Ghana.

OUR ASSETS

Bogoso/Prestea Property- We own and operate the Bogoso/Prestea gold mine in southwest Ghana. Ore is currently mined from the Plant-North open-pit surface operation at Prestea and trucked approximately 15 kilometers to the Bogoso processing plant where the ore is processed. The current nominal capacity of the Bogoso processing plant is approximately 1.5 million tonnes per year. The Bogoso processing plant utilizes CIL technology along with gravity and flotation processes to separate gold from the ore. CIL, gravity and flotation technologies are well known and are widely used for treating gold ores. In addition to the mine and processing plant facility, Bogoso/Prestea's assets include a fleet of mining equipment, numerous ancillary facilities including warehouses, maintenance shops, roadways, administrative offices and a residential complex. Historical gold output at the Bogoso processing plant has typically ranged between 130,000 and 175,000 ounces per year. See the "Gold Production and Unit Costs" table below for additional details on historical production and operating costs.

A new 3.5 million tonne per year bio-oxidation processing plant utilizing proprietary BIOXPP(R) technology is currently under construction at Bogoso. The new facility is located next to the existing Bogoso plant and will process refractory sulfide ores from the Bogoso and Prestea properties as well as from other deposits in the local area. The currently existing plant will continue to process oxide and certain non-refractory ores. The two side-by-side plants will have a combined capacity of approximately 5 million tonnes of ore per annum and should yield approximately 370,000 ounces of gold per annum once construction is completed in late 2006.

Mampon - The Mampon deposit, located approximately 35 kilometers north of the Bogoso processing plant, was acquired in 2003 as part of the Dunkwa property acquisition. Mampon is an undeveloped gold deposit with 1.6 million tonnes of mineral reserves at an average grade of 4.53 g/t most of which should be recoverable by open pit mining methods. Development of this deposit as a satellite to our Bogoso/Prestea property is scheduled to begin in 2007.

Pampe - The Pampe deposit is located approximately 19 kilometers west of the Bogoso processing plant. While we have owned the rights to Pampe for several years, drilling during 2005 identified an indicated mineral resource of 0.2 million tonnes at an average grade of 4.4 g/t, most of which should be recoverable by open pit mining methods. Development of this deposit as a satellite to our Bogoso/Prestea property is scheduled to begin in late 2006.

Prestea Underground - The Prestea Underground is located directly beneath the Prestea property. It consists of a large underground gold mine that operated for over 100 years, under a number of former owners, producing a total of approximately nine million ounces of gold prior to its closure in early 2002. We are continuing to conduct exploration and development drilling and carry out engineering, geological and economic analysis of the mine to determine if it can be reopened on a profitable basis. The mine includes several useable shafts and several kilometers of underground workings on numerous levels extending as deep as 1,400 meters below the surface.

Wassa Property- We own and operate the Wassa gold mine in southwest Ghana. The mine includes an open-pit mine, a CIL processing plant, a fleet of mining equipment, ancillary facilities including an administration building, a warehouse, a maintenance shop, a stand-by power generating facility and a residential site with associated facilities. The new Wassa processing plant was completed in early 2005 and placed in service on April 1, 2005. Wassa's 2005 gold production and operating costs are shown on the "Gold Production and Unit Costs" table below.

St. Jude Properties - The St. Jude Properties consist of the Hwini-Butre and Benso concessions containing undeveloped zones of gold mineralization and which together cover an area of 201 square kilometers. These two properties are located between 60 and 85 kilometers south of our Wassa mine. Prior to being acquired by us, St. Jude conducted extensive exploration work at the St. Jude Properties, and based on our review of this past work we estimated a measured and indicated gold resource of approximately 5.3 million tonnes at an average grade of 4.56 g/t.

Rosebel Participation Right - Through our 53% owned subsidiary EURO, we own a participation right referred to as the "Rosebel Royalty." This royalty is paid to our subsidiary by Cambior Inc., operator of the Rosebel gold mine in Suriname. Royalty income totaled $4.7 million in 2005 and $3.0 million in 2004.

Exploration Assets - We have interests in numerous gold exploration properties in Ghana, Sierra Leone, Burkina Faso, Niger, French Guiana, Suriname and in other areas of South America.

GOLD PRODUCTION AND UNIT COSTS

The following table shows historical and projected gold production and unit costs.

                                                                                                             2006
             Production and Cost Per Ounce (1)                    2003          2004           2005       Projected
------------------------------------------------------            ----          ----           ----       ---------
BOGOSO/PRESTEA
Ounces (thousands)                                                   174.3          147.9         131.9         180.0
Cash Operating Cost ($/oz)                                             166            250           338           330
Total Cash Cost ($/oz)                                                 184            264           351           344
Total Operating Cost  ($/oz)                                           216            350           423           420

WASSA(3)
Ounces (thousands)                                                       -              -          69.1         120.0
Cash Operating Cost ($/oz)                                               -              -           468           340
Total Cash Cost ($/oz)                                                   -              -           482           354
Total Operating Cost  ($/oz)                                             -              -           587           420

CONSOLIDATED
Consolidated Total Ounces(2) (thousands)                             174.3          147.9         201.0         300.0
Consolidated Cash Operating Cost ($/oz)                                166            250           383           335
Consolidated Total Cash Cost ($/oz)                                    184            264           396           348
Consolidated Total Operating Cost  ($/oz)                              216            350           479           420


(1) See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for definitions of the cost per ounce measures as used in this table.
(2) Gold production is shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. The Government of Ghana, which has a 10% carried interest in Bogoso/Prestea and Wassa, would receive 10% of any dividends distributed from Bogoso/Prestea and Wassa once all of the capital has been repaid.
(3) Wassa's 2005 production figures are for the nine-month period following its April 1, 2005 in-service date.

MINERAL RESERVES

Our proven and probable Mineral Reserves are estimated in conformance with definitions set out in NI 43-101. Technical Reports on our Mineral Reserves for Bogoso/Prestea and Wassa have been filed as required by NI 43-101. The proven and probable Mineral Reserves are those ore tonnages contained within economically optimized pits, configured using current and predicted mining and processing methods and related operating costs and performance parameters. We believe that our Mineral Reserves are calculated on a basis consistent with the definition of proven and probable mineral reserves prescribed for use in the US by the US Securities and Exchange Commission and set forth in SEC Industry Guide
7. See our "Glossary of Terms."

We prepare our estimates of Mineral Reserves based on information compiled and/or validated by Mr. William Tanaka, our employee, who holds the position of Group Reserves Manager. Mr. Tanaka is a qualified geological engineer with 20 years of experience and is a member of the Australian Institute of Mining and Metallurgy. Mr. Tanaka is considered a qualified person under NI 43-101.

The proven and probable Mineral Reserves as of December 31, 2005 have been estimated at an economic cut-off grade based on a gold price of $400 per ounce, which approximately equates to the three year-rolling average gold price. This compares to $360 per ounce used for the estimate of our Mineral Reserves at
December  31,  2004.  The  cut-off  grade  defines  reserve   material  that  is
demonstrated to be technically and economically feasible to extract. In determining reserves, we first design an economically optimized pit based on all operating costs, including the costs to mine. Since all material lying within the optimized pit shell will be mined, the cut-off grade used in determining our reserves is calculated on the basis of material that, having been mined, is economic to transport and process without regard to primary mining costs (i.e. mining costs that were appropriately applied at the economic optimization stage).

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

The following table summarizes our estimated proven and probable Mineral Reserves as of December 31, 2005 and December 31, 2004:


PROVEN AND PROBABLE MINERAL
RESERVES                              As of December 31, 2005                     As of December 31, 2004
----------------------------------------------------------------------------------------------------------------------
Property                                    Tonnes        Gold Grade     Ounces      Tonnes    Gold Grade    Ounces
Mineral Reserve Category                  (millions)         (g/t)     (millions)  (millions)     (g/t)    (millions)
----------------------------------------------------------------------------------------------------------------------

Bogoso/Prestea
Proven Mineral Reserves:
Non-refractory                                       1.9         3.82        0.23          3.0       4.20        0.41
Refractory                                          13.0         3.00        1.25         11.4       2.97        1.09
----------------------------------------------------------------------------------------------------------------------

                                                    14.9         3.11        1.48         14.5       3.23        1.51
----------------------------------------------------------------------------------------------------------------------

Probable Mineral Reserves:
Non-refractory                                       7.0         2.26        0.51          7.3       2.34        0.55
Refractory                                          11.4         2.42        0.89          9.0       2.60        0.76
----------------------------------------------------------------------------------------------------------------------

                                                    18.4         2.36        1.40         16.4       2.48        1.31
----------------------------------------------------------------------------------------------------------------------

Total Proven and Probable:
Non-refractory                                       8.9         2.59        0.74         10.4       2.89        0.96
Refractory                                          24.4         2.73        2.14         20.5       2.81        1.85
----------------------------------------------------------------------------------------------------------------------

Total Bogoso/Prestea Proven and
 Probable                                           33.3         2.69        2.88         30.9       2.83        2.81
----------------------------------------------------------------------------------------------------------------------

Mampon
Probable Mineral Reserves:
Non-refractory                                       1.0         3.54        0.12          0.3       4.63        0.04
Refractory                                           0.5         6.37        0.11          0.7       5.35        0.12
----------------------------------------------------------------------------------------------------------------------

Total Mampon Probable                                1.5         4.53        0.23          1.0       5.16        0.16
----------------------------------------------------------------------------------------------------------------------

Wassa
Probable Mineral Reserves:
Non-refractory                                      21.9         1.34        0.94         19.3       1.31        0.81
----------------------------------------------------------------------------------------------------------------------

Total Wassa Probable                                21.9         1.34        0.94         19.3       1.31        0.81
----------------------------------------------------------------------------------------------------------------------

Total
Proven Mineral Reserves:
Non-refractory                                       1.9         3.82        0.23          3.0       4.20        0.41
Refractory                                          13.0         3.00        1.25         11.5       2.97        1.09
----------------------------------------------------------------------------------------------------------------------

                                                    14.9         3.11        1.48         14.5       3.23        1.51
----------------------------------------------------------------------------------------------------------------------

Probable Mineral Reserves:
Non-refractory                                      30.0         2.26        1.57         26.9       1.62        1.40
Refractory                                          11.9         2.42        1.00          9.7       2.60        0.88
----------------------------------------------------------------------------------------------------------------------

                                                    41.9         1.90        2.57         36.6       1.94        2.28
----------------------------------------------------------------------------------------------------------------------

Total Proven and Probable:
Non-refractory                                      31.9         2.59        1.80         29.9       1.89        1.82
Refractory                                          24.9         2.73        2.25         21.2       2.89        1.97
----------------------------------------------------------------------------------------------------------------------

Total Proven and Probable                           56.8         2.22        4.05         51.1       2.30        3.78
----------------------------------------------------------------------------------------------------------------------


(1) The terms "non-refractory" and "refractory" refer to the ore type and are defined in the Glossary of Terms. We plan to process the refractory ore in our BIOX(R) bio-oxidation plant that is currently being constructed at Bogoso and to process the non-refractory ore using more traditional gravity, flotation and/or cyanidation techniques in our existing processing plants at Bogoso and Wassa.

(2) Mineral Reserves are expressed on a 100% basis. Golden Star's share of the Mineral Reserves is subject to the Government of Ghana's 10% carried interest which entitles them to a 10% dividend once our capital costs have been recovered.

Stockpiled Ores

Included in Bogoso/Prestea's proven and probable Mineral Reserves at year-end 2005 and 2004 are stockpiled ores of 0.4 and 0.3 million tonnes at an average grade of 2.42 g/t and 2.67 g/t, respectively. Ounces in stockpiles at Wassa were nil at the end of 2005. The table below summarizes the Bogoso/Prestea stockpiled ores.

----------------------------------------------------------------------------------------------------------
STOCKPILES INCLUDED IN
RESERVES                        As of December 31, 2005                     As of December 31, 2004
----------------------------------------------------------------------------------------------------------
Property                        Tonnes    Gold Grade    Ounces           Tonnes    Gold Grade    Ounces
Mineral Reserves Category     (millions)     (g/t)    (millions)       (millions)     (g/t)    (millions)
----------------------------------------------------------------------------------------------------------
Bogoso/Prestea
Proven Stockpiles:
        Non-refractory          0.20          2.39      0.02              0.1         2.74        0.01
        Refractory              0.16          2.44      0.01              0.2         2.64        0.02
----------------------------------------------------------------------------------------------------------
        Total Proven Stockpiles 0.36          2.42      0.03              0.3         2.69        0.03
----------------------------------------------------------------------------------------------------------


Reconciliation of Mineral Reserves as shown under NI 43-101 and under SEC Industry Guide 7

Since we report our Mineral Reserves to both NI 43-101 and SEC Industry Guide 7 standards, it is possible for our reserve figures to vary between the two. Where such a variance occurs it will arise from the differing requirements for reporting Mineral Reserves. For example, NI 43-101 has a minimum requirement that reserves be supported by a pre-feasibility study, whereas Industry Guide 7 requires support from a detailed feasibility study that demonstrates that economic extraction is justified.

For the Mineral Reserves at December 31, 2005 and 2004, there is no difference between the Mineral Reserves as disclosed under NI 43-101 and those disclosed under Industry Guide 7, and therefore we do not provide reconciliation.

Reconciliation of Proven and Probable Mineral Reserves - December 31, 2004 to December 31, 2005

-----------------------------------------------------------------------------
Reconciliation              Tonnes    Contained       Tonnes      Contained
                           (millions)  Ounces     (% of Opening)   Ounces
                                      (millions)                 (% of Opening)
-----------------------------------------------------------------------------
Opening Mineral Reserves        51.1       3.78           100            100
Gold Price                       7.4       0.44            15             12
Exploration                     11.0       0.77            21             20
Mining Depletion(1)             (6.4)     (0.39)          (13)           (10)
Operating cost increases        (5.4)     (0.50)          (10)           (13)
Design changes                  (0.9)     (0.10)           (2)            (2)
-----------------------------------------------------------------------------
Closing Mineral
 Reserves(2)                    56.8       4.00           111            107
-----------------------------------------------------------------------------

(1) Depletion represents contained ounces of Mineral Reserves processed during 2005 before considering recovery losses and therefore does not equal 2005 actual gold production.

(2) Increases and decreases in Mineral Reserves can result from the discovery of new mineralization, conversion of Non-Reserve Mineral Resources to Mineral Reserves, and changes in price assumptions, unit costs and recoveries or any combination of these factors. The increases in Mineral Reserves during 2005 were due primarily to the results of exploration at Bogoso/Prestea and Wassa, and an increase to $400 per ounce from $360 per ounce in the estimated gold price used to calculate Mineral Reserves.


NON-RESERVES - MEASURED AND INDICATED MINERAL RESOURCES

Measured and Indicated Mineral Resources

Cautionary Note to US Investors concerning estimates of Measured and Indicated Mineral Resources

This section uses the terms "measured Mineral Resources" and "indicated Mineral Resources." We advise US investors that while those terms are recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize them. US investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

Our measured and indicated Mineral Resources which are reported in this Form 10-K do not include that part of our Mineral Resources that have been converted to proven and probable Mineral Reserves as shown above, and have been estimated in conformance with definitions set out in NI 43-101. We have filed Technical Reports on our Mineral Reserves and Mineral Resources (Mineral Resources stated in the Technical Reports include Mineral Reserves) for Bogoso/Prestea and Wassa as required by NI 43-101. See our "Glossary of Terms."

The total measured and indicated Mineral Resources for our properties have been estimated at an economic cut-off grade based on a gold price of $480 per ounce for December 31, 2005 and $430 per ounce for December 31, 2004 and on economic constraints that we consider are realistic. The economic cut-off grades for resources are higher than those for reserves and are indicative of the fact that the resource estimates include material that may become economic under more favorable conditions including increases in gold price.

The  following  table  summarizes  our  estimated   non-reserves  (measured  and
indicated Mineral Resources) as of December 31, 2005 and December 31, 2004:

------------------------ ------------------------------- ---------------------------- -----------------------------
Property                            Measured                      Indicated               Measured & Indicated
                         ------------------------------- ---------------------------- -----------------------------
                             Tonnes        Gold Grade       Tonnes      Gold Grade        Tonnes       Gold Grade
                           (millions)        (g/t)        (millions)       (g/t)        (millions)       (g/t)
------------------------ --------------- --------------- ------------- -------------- --------------- -------------
Bogoso/Prestea                      4.8            2.05          29.2           2.07            34.0          2.07
Wassa                                 -               -          11.3           0.76            11.3          0.76
Pampe                                 -               -           0.2           4.38             0.2          4.38
Benso                                 -               -           2.6           3.77             2.6          3.77
Hwini-Butre                           -               -           2.7           5.27             2.7          5.27
------------------------ --------------- --------------- ------------- -------------- --------------- -------------
Total 2005                          4.8            2.05          46.0           2.05            50.8          2.05
------------------------ --------------- --------------- ------------- -------------- --------------- -------------
Total 2004                          7.8            1.55          27.8           2.14            35.6          2.01
------------------------ --------------- --------------- ------------- -------------- --------------- -------------

Notes to Non-Reserves - Measured and Indicated Mineral Resources Table:

(1) The qualified person for the estimates of measures and indicated Mineral Resources is our Exploration Manager, Mr. S. Mitch Wasel. Mr. Wasel is a qualified geologist who has 16 years of experience in gold and base metal exploration and is a member of the Australasian Institute of Mining and Metallurgy.

(2) The measured and indicated Mineral Resources are shown on a 100% basis. Golden Star's share of the Mineral Resources shown above is subject to the Government of Ghana's 10% carried interest which entitles them to a 10% dividend once our capital costs have been recovered.

(3)  Table may not add due to rounding.


NON-RESERVES - INFERRED MINERAL RESOURCES

Inferred Mineral Resources

Cautionary  Note  to US  Investors  concerning  estimates  of  Inferred  Mineral
Resources

This section uses the term "inferred Mineral Resources." We advise US investors that while this term is recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize it. "Inferred Mineral Resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of inferred Mineral Resources will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred Mineral Resources cannot form the basis of feasibility or other economic studies. US investors are cautioned not to assume that part or all of the inferred Mineral Resource exists, or is economically or legally mineable.

Our inferred Mineral Resources which are reported in this Form 10-K do not include that part of the Mineral Resources converted to proven and probable Mineral Reserves or measured and indicated Mineral Resources as shown above, and have been estimated in conformance with definitions set out in NI 43-101. We have filed Technical Reports on our Mineral Reserves and Mineral Resources (Mineral Resources stated in the Technical Reports include Mineral Reserves) for Bogoso/Prestea and Wassa as required by NI 43-101. See our "Glossary of Terms."

The inferred Mineral Resources for our properties have been estimated at economic cut-off grades based on gold prices of $480 and $430 per ounce as of December 31, 2005 and December 31, 2004, respectively, and economic constraints that we consider are realistic.

The following table summarizes our estimated non-reserves - inferred Mineral Resources as of December 31, 2005 as compared to the total for December 31, 2004:

------------------------ -------------------------------
                                    Inferred
Property                 -------------------------------
                             Tonnes        Gold Grade
                           (millions)        (g/t)
------------------------ --------------- ---------------
Bogoso/Prestea                     24.5            2.10
Wassa                              10.1            1.20
Pampe                               0.8            3.76
Benso                               0.9            3.57
Hwini-Butre                         0.2            3.21
Prestea Underground                 6.1            8.14
Goulagou                            4.4            1.55
Paul Isnard                         8.2            1.78
------------------------ --------------- ---------------
Total 2005                         55.2            2.57
------------------------ --------------- ---------------
Total 2004                         70.4            2.15
------------------------ --------------- ---------------

Notes to Non-Reserves - Inferred Mineral Resources Table

(1) The qualified person for the estimates of the inferred Mineral Resources at all properties except Paul Isnard, is our Exploration Manager, Mr. S. Mitch Wasel. Mr. Wasel is a qualified geologist who has 16 years of experience in gold and base metal exploration and is a member of the Australasian Institute of Mining and Metallurgy. The qualified person for the estimates of inferred Mineral Resources at Paul Isnard is Mr. Colin Jones, an independent mineral resources consultant. Mr. Jones is a professional geologist with 22 years of experience. Mr. Jones is a member of the Australasian Institute of Mining and Metallurgy.

(2) Inferred Mineral Resources are shown on a 100% basis. Golden Star's share of the inferred Mineral Resources shown above for Bogoso/Prestea, Wassa, Pampe, Benso and Hwini-Butre are or will be subject to the Government of Ghana's 10% carried interest which entitles the government to a 10% dividend once our capital costs have been recovered. Inferred Mineral Resources at the Prestea Underground are subject to a Government of Ghana 19% carried interest. Inferred Mineral Resources at Goulagou are subject to the Government of Burkina Faso's 10% carried interest.

(3) The Paul Isnard property, located in French Guiana, is owned by EURO, a 53% owned subsidiary. Golden Star has the right to earn a 100% interest in this property pursuant to the terms of a joint venture agreement with EURO. The amount of Inferred Mineral Resource at the Paul Isnard property that might have been removed by illegal mining is not known but could be material. See Risk Factors below.

(4)  Table may not add due to rounding.


EMPLOYEES

As of December 31, 2005, Golden Star, including our majority-owned subsidiaries, had approximately 1,500 employees and contract employees, a 30% increase from the approximately 1,150 people employed at the end of 2004. Employees hired during 2005 at our new Wassa operations made up most of the increase. The 2005 total includes 12 employees and one contract employee at our principal office in Littleton, Colorado, four employees and one contract employee in Delta, British Columbia and three people in South America.

CUSTOMERS

Currently all our gold production is sold to a South African gold refinery in accordance with a long-term contract. We receive payment for gold sold approximately five working days after the gold leaves the mine site. We recognize revenue when title passes to the buyer which occurs upon delivery to the refinery, unless we decide to retain title and hold the gold as inventory. During 2005 we sold all of the gold shipped, retaining no inventory of saleable dore bars. The global gold market is competitive with numerous banks and refineries willing to buy gold on short notice, therefore we believe that the loss of our current customer would not materially delay or disrupt revenues.

COMPETITION

Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing mineral properties. Factors that allow producers to remain competitive in the market over the long term include the quality and size of ore bodies, costs of operation, and the acquisition and retention of qualified employees. We compete with other mining companies and other natural mineral resource companies in the acquisition, exploration, financing and development of new mineral properties. Many of these companies are larger and better capitalized than we are. There is significant competition for the limited number of gold acquisition and exploration opportunities.

We also compete with other mining companies for skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other technical personnel. This could result in higher turnover and greater labor costs.

AVAILABLE INFORMATION

We make available, free of charge, on or through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet address is www.gsr.com. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.


ITEM 1A.          RISK FACTORS

RISK FACTORS

You should consider the following discussion of risks in addition to the other information contained in or included by reference in this Form 10-K. In addition to historical information, the information in this form 10-K contains "forward-looking" statements about our future business and performance. Our actual operating results and financial performance may be very different from what we expect as of the date of this Form 10-K. The risks below address material factors that may affect our future operating results and financial performance.

FINANCIAL RISKS

A substantial or prolonged decline in gold prices would have a material adverse effect on us.

The price of our common shares, our financial results and our exploration, development and mining activities have previously been, and would in the future be, significantly adversely affected by a substantial or prolonged decline in the price of gold. The price of gold is volatile and is affected by numerous factors beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold-producing countries throughout the world. Any drop in the price of gold adversely impacts our revenues, profits and cash flows. In particular, a sustained low gold price could:

o cause suspension of our mining operations at Bogoso/Prestea and Wassa if such operations become uneconomic at the then-prevailing gold price, thus further reducing revenues;

o cause us to be unable to fulfill our obligations under agreements with our partners or under our permits and licenses which could cause us to lose our interests in, or be forced to sell, some of our properties;

o    cause us to be unable to fulfill our debt payment obligations;

o    halt or delay the development of new projects;

o reduce funds available for exploration, with the result that depleted reserves are not replaced; and

o    reduce  or  eliminate   the  benefit  of  enhanced   growth   opportunities
     anticipated from the St. Jude acquisition.

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

We had a net loss of $13.5 million during the year ended December 31, 2005 and annual earnings of $2.6 million, $22.0 million and $4.9 million in 2004, 2003 and 2002, respectively. We reported net losses of $20.6 million in 2001 and $14.9 million in 2000. Numerous factors, including declining gold prices, lower than expected ore grades or higher than expected operating costs (including increased commodity prices), and impairment write-offs of mine property and/or exploration property costs, could cause us to be unprofitable in the future. The acquisition of St. Jude, which has no operating properties, may result in increased future losses. Any future operating losses could make financing our operations and our business strategy, including pursuit of the growth opportunities anticipated as a result of our acquisition of St. Jude, or raising additional capital, difficult or impossible and could materially and adversely affect our operating results and financial condition.

Our obligations could strain our financial position and impede our business strategy.

We had total consolidated debt and liabilities as of December 31, 2005 of $165.7 million, including $7.6 million payable to banks, $15.8 million in equipment financing loans, $47.7 million in senior convertible notes maturing on April 15, 2009, $26.1 million of current trade payables, accrued current and other liabilities, $45.1 million of future taxes, $12.0 million of derivative liabilities and an $11.4 million accrual for environmental rehabilitation liabilities. We expect that our indebtedness and other liabilities will increase as a result of our corporate development activities. These liabilities could have important consequences, including the following:

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

o limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

o placing us at a disadvantage when compared to our competitors that have less relative to their market capitalization.

Our estimates of mineral reserves could be inaccurate, which could cause production and costs to differ from estimates. Our estimates of non-reserves mineral resources could also be inaccurate.

There are numerous uncertainties inherent in estimating proven and probable mineral reserves and non-reserve measured, indicated and inferred mineral resources, including many factors beyond our control. The accuracy of estimates of mineral reserves and non-reserves is a function of the quantity and quality of available data and of the assumptions made and judgments used in engineering and geological interpretation, which could prove to be unreliable. These estimates of mineral reserves and non-reserves may not be accurate, and mineral reserves and non-reserves may not be able to be mined or processed profitably.

Fluctuation in gold prices, results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate could require revision of the estimates. The volume and grade of mineral reserves mined and processed and recovery rates might not be the same as currently anticipated. Any material reductions in estimates of our mineral reserves and non-reserves, or of our ability to extract these mineral reserves and non-reserves, could have a material adverse effect on our results of operations and financial condition.

We currently have only two major sources of operational cash flows, which will likely be insufficient by themselves to fund our continuing exploration and development activities.

While we have received significant infusions of cash from sales of equity and debt, our only current significant internal sources of funds are operational cash flows from Bogoso/Prestea and Wassa. The newly constructed Wassa processing plant and open pit mine were completed and placed in service on April 1, 2005, and we currently process through the plant a mixture of ore from the open pit and materials from the prior owner's heap leach pads. Production at Wassa was 69,070 ounces during the last nine months of 2005 and is expected to average approximately 120,000 to 130,000 ounces per year after 2005. However, Wassa's production goal may not be achieved. The anticipated continuing exploration and development of our properties will require significant expenditures over the next several years, which we expect to increase with the acquisition of St. Jude. We expect that these expenditures will exceed free cash flows generated by Bogoso/Prestea and Wassa during 2006 and possibly in later years and therefore we expect in the future to require additional external debt or equity financing. Lower gold prices during the five years prior to 2002 adversely affected our ability to obtain financing, and recurring lower gold prices could have similar effects in the future. In the future, we may not be able to obtain adequate financing on acceptable terms. If we are unable to obtain additional financing on acceptable terms, we might need to delay or indefinitely postpone further exploration and development of our properties, and as a result, we could lose our interest in, or could be forced to sell, some of our properties.

Implementation of a gold hedging program might be unsuccessful and incur losses.

EURO Ressources S.A., our 53% owned subsidiary, has entered into a cash-settled forward gold price agreement with its lender designed to reduce in part the impact of gold price fluctuations on expected future Rosebel royalty revenues it receives from Cambior Inc., as required by its loan agreement. While there is a risk of loss if the derivative positions were to be liquidated early and during a period of unfavorable gold prices, loan covenants prohibit liquidation of the position prior to the end of the loan repayment. Also, while the derivatives EURO has entered into are economically effective, accounting for the derivatives on a mark-to-market basis could show large swings in any period as any unrealized, non-cash losses/gains are recognized through the statement of operations.

We have purchased and may continue to purchase put options ("puts") and sell call options ("calls") from time to time during the construction phase of the new processing plant at Bogoso in Ghana. Puts give us the right but not the obligation to sell gold in the future at a fixed price. Calls are contractual commitments which require us to sell gold at a fixed price on specified future dates. If the spot market gold price exceeds the call option price on the specified sale date we would receive the call price rather than the higher spot market price for the gold ounces covered by the call option. Our call options are set at $525 per ounce. There will be no cost to us unless the spot market price of gold exceeds this level on the call options' specified sales dates. Of our 2006 production, approximately 17% is subject to calls at $525 per ounce, and approximately 50% is protected by puts at a floor price of $406 per ounce.

We continue to review whether or not, in light of the potential for gold prices to fall, it would be appropriate to establish a more general hedging program. To date, we have decided not to implement a more general hedging program on gold production from our own properties.

We are subject to fluctuations in currency exchange rates, which could materially adversely affect our financial position.

Our revenues are in United States dollars, and we maintain most of our working capital in United States dollars or United States dollar-denominated securities. We typically convert our United States funds to foreign currencies as payment obligations become due. Accordingly, we are subject to fluctuations in the rates of currency exchange between the United States dollar and these foreign currencies, and these fluctuations could materially affect our financial position and results of operations. A significant portion of the operating costs at Bogoso/Prestea and Wassa is based on the Ghanaian currency, the Cedi. We are required to convert into Cedis only 20% of the foreign exchange proceeds that we receive from selling gold, but the Government of Ghana could require us to convert a higher percentage of gold sales proceeds into Cedis in the future. In addition, we currently have future obligations that are payable in South African Rand and Euros, and receivables collectible in Euros. We obtain construction and other services and materials and supplies from providers in South Africa and other countries. The costs of goods and services could increase due to changes in the value of the United States dollar or the Cedi, Euros, the South African Rand or other currencies, such as the recent cost increase due to the decrease in the value of the United States dollar relative to other currencies. Consequently, operation and development of our properties might be more costly than we anticipate.

We have purchased, and expect to continue to purchase South African Rand and Euro forward contracts to hedge the expected purchase of capital assets in South Africa and Europe in connection with the Bogoso sulfide expansion project. We may engage in additional currency hedges in the future in connection with other projects. Implementation of a currency hedging program may not adequately protect us from the effects of fluctuation in currency exchange rates.

Risks inherent in acquisitions that we might undertake could adversely affect our current business and financial condition and our growth.

We plan to continue to pursue the acquisition of producing, development and advanced stage exploration properties and companies, and we have recently completed the acquisition and joint venture of exploration and development properties in Ghana and Sierra Leone and the acquisition of St. Jude on December 21, 2005. The search for attractive acquisition opportunities and the completion of suitable transactions are time consuming and expensive, divert management attention from our existing business and may be unsuccessful. Our success in our acquisition activities depends on our ability to complete acquisitions on acceptable terms and integrate the acquired operations successfully with those of Golden Star. Any acquisition would be accompanied by risks. For example, there may be a significant change in commodity prices after we have committed to complete a transaction and established the purchase price or exchange ratio, a material ore body may prove to be below expectations or the acquired business or assets may have unknown liabilities which may be significant. We may lose the services of our key employees or the key employees of any business we acquire or have difficulty integrating operations and personnel. The integration of an acquired business or assets may disrupt our ongoing business and our relationships with employees, suppliers and contractors. Any one or more of these factors or other risks could cause us not to realize the anticipated benefits of an acquisition of properties or companies, and could have a material adverse effect on our current business and financial condition and on our ability to grow.

We are subject to litigation risks

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

Based upon the completion of our Bogoso sulfide project feasibility studies in 2001 and 2005, the refractory material at Bogoso/Prestea has been included in our proven and probable mineral reserves, which are prepared in accordance with NI 43-101 of the Canadian securities regulators. While the sulfide project feasibility study indicated that refractory mineral reserves can be profitably mined and processed at current gold prices, the capital cost to construct a new bio-oxidation or BIOX(R) plant at Bogoso to process refractory ore, together with related mining equipment and facilities, is significant, and is forecast to be $125 million, of which approximately $36 million had been spent on the project through December 31, 2005. While the processing technology envisioned in the feasibility study has been successfully utilized at other mines, and despite our testing, engineering and analysis, the technology may not perform successfully at commercial production levels on the Bogoso/Prestea refractory sulfide ores, in which case our production estimates may not be achieved.

The integration of Golden Star and St. Jude may not occur as planned.

We have only recently begun the process of integrating the operations of Golden Star and St. Jude. The acquisition of St. Jude was proposed with the expectation that its successful completion would over time result in enhanced growth opportunities and the synergies resulting from the combination of increased earnings and reduced costs. These anticipated benefits depend in part on whether the operations of Golden Star and St. Jude can be integrated in an efficient and effective manner and whether the St. Jude Properties can be developed. If these do not occur, the benefits we receive from the acquisition will be significantly less than anticipated. Most operational and certain staffing decisions with respect to the combined company have not yet been made. These decisions and the integration of the two companies will present challenges to management, including the integration of systems and personnel of the two companies, and special risks, including possible unanticipated liabilities and costs.

We are subject to a number of operational hazards that can delay production or result in liability to us.

Our activities are subject to a number of risks and hazards including:

o    environmental hazards;

o    discharge of pollutants or hazardous chemicals;

o    industrial accidents;

o    labor disputes and shortages;

o    supply and shipping problems and delays;

o    shortage of equipment and contractor availability;

o    difficulty in applying technology such as bio-oxidation processing;

o    unusual or unexpected geological or operating conditions;

o    slope failures;

o    cave-ins of underground workings;

o    failure of pit walls or dams;

o    fire;

o    marine and transit damage and/or loss;

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

A significant portion of our Dunkwa property and portions of our Wassa property, as well as some of our exploration properties in Ghana, are located within forest reserve areas. Although Dunkwa and Wassa have been identified by the Government of Ghana as eligible for mining permits subject to normal procedures and a site inspection, permits for projects in forest reserve areas may not be issued in a timely fashion, or at all, and such permits may contain special requirements with which it is burdensome or expensive to comply.

Mining and processing gold from the south end of the Prestea property, the new tailings dam at Bogoso and other activities will require mining and other permits from the Government of Ghana. These permits may not be issued on a timely basis or at all, and such permits, when issued, may be subject to requirements or conditions with which it is burdensome or expensive to comply. Such permitting issues could adversely affect our projected production commencement dates, production amounts and costs.

Due to an increased level of non-governmental organization activity targeting the mining industry in Ghana, the potential for the Government of Ghana to delay the issuance of permits or impose new requirements or conditions upon mining operations in Ghana may be increased. Any changes in the Government of Ghana's policies may be costly to comply with and may delay mining operations. The exact nature of other environmental control problems, if any, which we may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within various jurisdictions. To the extent that we are subject to any such changes, they may have a material adverse effect on our operations.

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

Mine development projects, including our recent development at Wassa and expansion at Bogoso/Prestea, and the potential development of any of the St. Jude Properties if reserves are established, typically require a number of years and significant expenditures during the development phase before production is possible.

Development projects are subject to the completion of successful feasibility studies and environmental assessments, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

o    estimation of mineral reserves and mineral resources;

o    anticipated metallurgical recovery rates;

o    environmental considerations and permitting;

o    future gold prices; and

o    anticipated capital and operating costs.

Our mine development projects could have limited relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of proven and probable mineral reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses and might not prove to be accurate.

The management of mine development projects and start up of new operations are complex, and we do not have a history of simultaneously managing an ongoing operation, the start-up of a new operation and a significant development project. Completion of development and the commencement of production may be subject to delays, as occurred at Wassa. Any of the following events, among others, could affect the profitability or economic feasibility of a project:

o unanticipated changes in grade and tonnage of ore to be mined and processed;

o    unanticipated adverse geotechnical conditions;

o    incorrect data on which engineering assumptions are made;

o    costs of constructing and operating a mine in a specific environment;

o    availability and cost of processing and refining facilities;

o    availability of economic sources of power;

o    adequacy of water supply;

o adequate access to the site including competing land uses (such as agriculture and illegal mining);

o    unanticipated transportation costs and shipping incidents and losses;

o significant increases in the cost of diesel fuel, cyanide or other major components of operating costs;

o government regulations (including regulations relating to prices, royalties, duties, taxes, permitting, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

o    fluctuations in gold prices; and

o    accidents, labor actions and force majeure events.

Adverse effects on the operations or further development of a project could also adversely affect our business, financial condition, results of operations and cash flow. Because of these uncertainties, and others identified in these "Risk Factors," our production estimates at Bogoso/Prestea and Wassa may not be achieved.

We need to continually discover, develop or acquire additional mineral reserves for gold production and a failure to do so would adversely affect our business and financial position in the future.

Because mines have limited lives based on proven and probable mineral reserves, we must continually replace and expand our mineral reserves as our mines produce gold. At current average production rates, we estimate that Bogoso/Prestea has about ten years of mine life and Wassa has about five years of mine life, but our estimates might not be correct and the mine life would be shortened if we expand production. Our ability to maintain or increase our annual production of gold will be dependent in significant part on our ability to bring new mines into production and to expand or extend the life of existing mines.

Gold exploration is highly speculative, involves substantial expenditures, and is frequently non-productive.

Gold exploration, including the exploration of the Prestea Underground and the St. Jude Properties and other projects, involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in gold exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our gold exploration efforts will be successful. The success of gold exploration is determined in part on the following factors:

o the identification of potential gold mineralization based on superficial analysis;

o    availability of prospective land;

o    availability of government-granted exploration and exploitation permits;

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

We seek to confirm the validity of our rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. We have mining leases with respect to our Bogoso/Prestea, Wassa and Prestea
Underground properties. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained a secure claim to individual mineral properties or mining concessions could be severely constrained. We generally do not conduct surveys of our properties until they have reached the development stage, and therefore, the precise area and location of such properties could be in doubt. Accordingly, our mineral properties could be subject to prior unregistered agreements, transfers or claims, and title could be affected by, among other things, undetected defects. In addition, we might be unable to operate our properties as permitted or to enforce our rights with respect to our properties.

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

The period of weak gold prices prior to 2002 resulted in depletion of the number of trained and experienced professionals and managers in our industry. Higher gold prices have resulted in an increased demand for these people, and it could therefore be more difficult to attract or retain such experienced professionals and managers without significantly increasing the cost to us.

Our insurance coverage could be insufficient.

Our business is subject to a number of risks and hazards generally, including:

o    adverse environmental conditions;

o    industrial accidents;

o    labor disputes;

o    unusual or unexpected geological conditions;

o    ground or slope failures;

o    cave-ins;

o    changes in the regulatory environment;

o    marine transit and shipping damage and/or losses;

o    natural  phenomena  such  as  inclement  weather  conditions,   floods  and
     earthquakes; and

o    political risks including expropriation and civil war.

Such occurrences could result in:

o    damage to mineral properties or production facilities;

o    personal injury or death;

o    loss of legitimate title to properties;

o    environmental damage to our properties or the properties of others;

o    delays in mining, processing and development;

o    monetary losses; and

o    possible legal liability.

Although we maintain insurance in amounts that we believe to be reasonable, our insurance might not cover all the potential risks associated with our business. We might also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage might not continue to be available or might not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to us or to other companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards which we cannot insure against or which we might elect not to insure against because of premium costs or other reasons. Losses from these events might cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations. In addition, as of the completion of the Arrangement with St. Jude, our insurance policies do not cover St. Jude and its properties, and we may not be able to obtain insurance to cover St. Jude and its properties at economically feasible premiums or at all.

GOVERNMENTAL AND REGULATORY RISKS

As a holding company, limitations on the ability of our operating subsidiaries to make distributions to us could adversely affect the funding of our operations.

We are a holding company that conducts operations through foreign (principally African) subsidiaries and joint ventures, and substantially all of our assets consist of equity in these entities. Accordingly, any limitation on the transfer of cash or other assets between the parent corporation and these entities, or among these entities, could restrict our ability to fund our operations efficiently, or to repay our convertible notes or other debt. Any such limitations, or the perception that such limitations might exist now or in the future, could have an adverse impact on available credit and our valuation and stock price.

We are subject to changes in the regulatory environment where we operate which may increase our costs of compliance.

Our mining operations and exploration activities are subject to extensive regulation governing various matters, including:

o    licensing;

o    production;

o    taxes;

o    disposal of process water or waste rock;

o    toxic substances;

o    development and permitting;

o    exports;

o    imports;

o    labor standards;

o    occupational health and safety;

o    mine safety; and

o    environmental protections;

Compliance with these regulations increases the costs of the following:

o    planning;

o    designing;

o    drilling;

o    operating;

o    developing;

o    constructing; and

o    closure and reclamation.

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

Government regulations limit the proceeds from gold sales that could be withdrawn from Ghana. Changes in regulations that increase these restrictions could have a material adverse impact on us, as Bogoso/Prestea and Wassa are currently our only sources of internally generated operating cash flows.

The Government of Ghana has the right to increase its ownership and control of certain subsidiaries.

The Government of Ghana is entitled to a 10% carried interest in gold properties in Ghana. The carried interest comes into existence at the time the government issues a mining license. As such, the Government of Ghana currently has a 10% carried interest in our subsidiaries that own the Bogoso Prestea mine, the Wassa mine and a 19% carried interest in the Prestea Underground property in Ghana. The Government of Ghana also has: (a) the right under the current mining law to acquire up to an additional 20% equity interest in each of these subsidiaries for a price to be determined by agreement or arbitration (although this right does not exist in the new Minerals and Mining Bill which is expected to receive Presidential assent in 2006); (b) the right to acquire a special share or "golden share" in such subsidiaries at any time for no consideration or such consideration as the Government of Ghana and such subsidiaries might agree; and
(c) a pre-emptive right to purchase all gold and other minerals produced by such subsidiaries. The Government of Ghana may seek to exercise one or more of these rights, which could reduce our equity interest. A reduction in our equity interest could reduce our income or cash flows from Bogoso/Prestea or Wassa, reducing amounts available to us for reinvestment and adversely affecting our ability to take certain actions.

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

In addition, our assets and operations are affected by various political and economic uncertainties, including:

o the risks of war, civil unrest, coups or other violent or unexpected changes in government;

o    political instability and violence;

o    expropriation and nationalization;

o renegotiation or nullification of existing concessions, licenses, permits, and contracts;

o    illegal mining;

o    changes in taxation policies;

o    restrictions on foreign exchange and repatriation; and

o changing political conditions, currency controls, and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

Illegal mining occurs on our properties, is difficult to control, can disrupt our business and can expose us to liability.

We continue to experience significant illegal mining activity on our Bogoso/Prestea property involving illegal miners numbering in the thousands. Most of this activity is close to our Plant-North pit and planned Bogoso North and Beta Boundary pit areas and includes areas where we have established reserves. It is difficult to quantify the exact impact of this activity on our reserves and non-reserve mineral resources. The impact of this illegal mining, to the extent known at this time, on our currently reported Mineral Reserves and Non-Reserve Mineral Resources, has been reflected in our year-end 2005 reserve figures. While we are proactively working with local, regional and national governmental authorities to obtain protection of our property rights on a timelier basis, any action on the part of such authorities may not occur, may not fully address our problems or may be delayed.

In addition to the impact on our mineral reserve and non reserve mineral resources, the presence of illegal miners could lead to project delays and disputes and delays regarding the development or operation of commercial gold deposits. The work performed by the illegal miners could cause environmental damage or other damage to our properties, or personal injury or death for which we could potentially be held responsible. Illegal miners work on other of our properties from time to time, including on the Paul Isnard property in French Guiana, and they may in the future increase their presence and have increased negative impacts such as those described above on such other properties.

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

We have identified a material weakness in our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; failure in the future to achieve and maintain effective internal controls could have a material adverse effect on our business and share price.

We are required to annually test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditor addressing these assessments. In connection with management's assessments for the year ended December 31, 2005, management identified a material weakness in our internal control over financial reporting related to not maintaining appropriate documentation to support the use of hedge accounting in our subsidiary, EURO Ressources S.A. We determined that Golden Star did not have the necessary controls in place to properly identify the lack of documentation, which was necessary to properly evaluate the derivative instruments to determine if hedge accounting was appropriate. As a result of this, management has concluded that, for the year ended December 31, 2005, Golden Star did not maintain effective control over financial reporting. As a result, our independent registered public accounting firm has issued an adverse opinion on our internal control over financial reporting as of December 31, 2005.

The treatment of the EURO derivative contracts has been properly reflected in this Annual Report on Form 10-K, and we plan to restate our consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2005 to reflect such change in accounting treatment. We have taken steps to remediate the material weakness discussed above; however failure in the future to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price.

MARKET RISKS

The market price of our common shares could experience volatility and could decline significantly.

Our common shares are listed on the American Stock Exchange ("AMEX") and the Toronto Stock Exchange ("TSX"). Securities of small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in gold prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. Other factors unrelated to our performance that could have an effect on the price of our common shares include the following:

o the extent of analytical coverage available to investors concerning our business could be limited if investment banks with research capabilities do not continue to follow our securities;

o the trading volume and general market interest in our securities could affect an investor's ability to trade significant numbers of common shares;

o the size of the public float in our common shares may limit the ability of some institutions to invest in our securities; and

o a substantial decline in our stock price that persists for a significant period of time could cause our securities to be delisted from the AMEX and the TSX, further reducing market liquidity.

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

Investors   could  have  difficulty  or  be  unable  to  enforce  certain  civil liabilities on us, certain of our directors and our experts.

Golden Star is a Canadian corporation. Substantially all of our assets are located outside of Canada and the United States, and our head office is located in the United States. It might not be possible for investors to collect judgments obtained in Canadian courts predicated on the civil liability provisions of Canadian or U.S. securities legislation. It could also be difficult for you to effect service of process in connection with any action brought in the United States upon our directors and experts. Execution by United States courts of any judgment obtained against us or, any of the directors, executive officers or experts named in this report in the United States courts would be limited to our assets or the assets of such persons or corporations, as the case might be, in the United States. The enforceability in Canada of United States judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the United States is doubtful.

There may be certain tax risks associated with investments in Golden Star.

Potential investors that are United States taxpayers should consider that we could be considered to be a "passive foreign investment company" ("PFIC") for U.S. federal income tax purposes. Although we believe that we currently are not a PFIC and do not expect to become a PFIC in the future, the tests for determining PFIC status are dependent upon a number of factors, some of which are beyond our control, and we can not assure you that we would not become a PFIC in the future. If we were deemed to be a PFIC, then a United States taxpayer who disposes of common shares at a gain, or who received a so-called "excess distribution" on the common shares, generally would be required to treat such gain or excess distribution as ordinary income and pay an interest charge on a portion of the gain or distribution.

The existence of outstanding rights to purchase or acquire common shares could impair our ability to raise capital.

As of March 27, 2006 approximately 18.6 million common shares are issuable on exercise of warrants, options or other rights to purchase common shares (including options and warrants issued in exchange for St. Jude options and warrants) at prices ranging from Cdn$0.29 to Cdn$9.07. In addition, 11.1 million common shares are currently issuable upon conversion of our senior convertible notes issued in April 2005. During the life of the warrants, options, notes and other rights, the holders are given an opportunity to profit from a rise in the market price of common shares, with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period such rights are outstanding could be adversely affected, and the existence of the rights could have an adverse effect on the price of our common shares. The holders of the warrants, options, notes and other rights can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None

ITEM 2.           DESCRIPTION OF PROPERTIES

DESCRIPTION OF PROPERTIES

MAPS OF OPERATIONS AND PROPERTIES

The maps below show the locations of Bogoso, Prestea, Wassa, the Prestea Underground and Mampon in Ghana, and various exploration properties in Africa and South America. These properties are described in further detail below.



GHANA OPERATIONS AND PROPERTIES MAP

WEST AFRICAN OPERATIONS AND EXPLORATION PROPERTIES MAP

SOUTH AMERICAN PROPERTIES MAP


PROPERTY STATUS TABLE

The chart below summarizes information regarding our more significant properties, which are described in further detail below:

-------------------- ------------------------------ -------------- ---------------- --------- ----------------------
     Property              Type of Interest          Expiry Date    Property size   2005            Comments
                                                                                     Status
-------------------- ------------------------------ -------------- ---------------- --------- ----------------------
Bogoso               Government granted mining      8/21/2017      95 km(2)         Active    Mining stage
(Ghana)              leases held by a 90% owned     8/16/2018
                     subsidiary
-------------------- ------------------------------ -------------- ---------------- --------- ----------------------
Prestea              Government granted mining      7/6/2031       129 km(2)        Active    Mining stage
(Ghana)              lease held by a 90% owned
                     subsidiary
-------------------- ------------------------------ -------------- ---------------- --------- ----------------------
Wassa                Government granted mining      9/16/2022      102 km(2),       Active    Mining stage
(Ghana)              lease held by a 90% owned                     another 172
                     subsidiary                                    km(2) applied
                                                                   for
-------------------- ------------------------------ -------------- ---------------- --------- ----------------------
Prestea Underground  Government granted mining      7/6/2031       129 km(2) lies   Active    Exploration stage
(Ghana)              lease, 81%P(2)P beneficial                    directly below
                     interest                                      Prestea
                                                                   surface lease
-------------------- ------------------------------ -------------- ---------------- --------- ----------------------
Dunkwa- Mampon       Prospecting License            1/26/07        66 km(2)         Active    Development stage
(Ghana)
-------------------- ------------------------------ -------------- ---------------- --------- ----------------------
Dunkwa-Mansiso       Prospecting License            Renewal        56 km(2)         Active    Exploration stage
(Ghana)                                             pending.
                                                    Expected in
                                                    2006
-------------------- ------------------------------ -------------- ---------------- --------- ----------------------
Pampe                Prospecting License            5/3/06         5.8 km(2)        Active    Development stage
-------------------- ------------------------------ -------------- ---------------- --------- ----------------------

-------------------- ------------------------------ -------------- ---------------- --------- ----------------------
Hwini-Butre          2 Prospecting Licenses         3/10/08        180 km(2)        Active    Exploration stage
(Ghana)
-------------------- ------------------------------ -------------- ---------------- --------- ----------------------
Benso                3 Prospecting Licenses         05/16/06       21 km(2)         Active    Exploration stage
(Ghana)
-------------------- ------------------------------ -------------- ---------------- --------- ----------------------
Afema                Permis de Recherche            09/28/07       2,012 km(2)      Active    Exploration stage
(Cote d'Ivoire)
-------------------- ------------------------------ -------------- ---------------- --------- ----------------------
Mano JV              7 Prospecting Permits          Various        ~750 km(2)       Active    Exploration stage
(Sierra Leone)
-------------------- ------------------------------ -------------- ---------------- --------- ----------------------
Goulagou, Rounga,    3 Permis de Recherche          6/1/09         691 km(2)        Active    Advanced exploration
Tiato                Agreements allow earning up                                              stage
(Burkina Faso)       to 90%.
-------------------- ------------------------------ -------------- ---------------- --------- ----------------------
Deba & Tialkam       2 Permis de Recherche          11/24/07       1,842 km(2)      Active    Exploration stage
(Niger)
-------------------- ------------------------------ -------------- ---------------- --------- ----------------------
Saramacca            Various Government granted     Renewals       660 km(2)        Active    Exploration stage
(Suriname)           rights of exploration and      Pending
                     option agreements
-------------------- ------------------------------ -------------- ---------------- --------- ----------------------


MINING IN GHANA

Ghanaian Ownership and Special Rights

Ghana is situated on the West Coast of Africa, approximately 600 kilometers north of the equator on the Gulf of Guinea. Accra, the capital city of Ghana, is located on the Prime Meridian. Following a period as a British colony, Ghana achieved independence in 1957 and it is now a republic with a democratically elected government. Ghana has a population of approximately 21 million people. English is the official and commercial language. The total land area of the country is approximately 238,000 square kilometers and the topography is relatively flat. Ghana has a tropical climate with two rainy seasons and two dry seasons each year.

Rights to explore and develop a mine are administered by the Minister of Mines through the Minerals Commission, a governmental organization designed to promote and control the development of Ghana's mineral wealth in accordance with the current mining law. A company or individual can apply to the Minerals Commission for a renewable exploration concession granting exclusive rights to explore for a particular mineral in a selected area for a period of two years subject to renewal. When exploration has successfully delineated a mineable mineral reserve, an application is made to the Minerals Commission for conversion to a mining lease, granting a company the right to produce a specific product from the concession area, normally for a period of 20 to 30 years. Production must typically begin within two years of the date of grant of a mining lease.

An amendment made to the current mining law in 1994 requires that any person who intends to acquire a controlling share of the equity of any mining company that has been granted a mining lease by the Government of Ghana shall first give notice of such intention to the Government and obtain its consent prior to acquiring such controlling share.

In accordance with the current mining law, the Government of Ghana is granted a 10% carried interest in all companies such as BGL and WGL that hold mining leases. The 10% carried interest entitles the Government of Ghana to a pro-rata share of future dividends (none have been declared to date), if any, from BGL and WGL once all capital is repaid, and the Government of Ghana has no obligation to contribute development or operating expenses. BGL and WGL owe $142.5 million and $120.6 million, respectively, to Golden Star or its subsidiaries as of December 31, 2005 for past advances, and these amounts would be repaid to us before payment of any dividends. Under the current mining law the Government of Ghana is entitled to acquire up to an additional 20% interest in our operating companies. If the Government of Ghana wished to exercise this right, it must first give reasonable notice, and pay a mutually agreed price. Under the new Minerals and Mining bill, which will become law when it receives Presidential assent, expected later in 2006, the Government of Ghana would no longer have the right to acquire this additional interest.

The Government of Ghana is also entitled to acquire a special or golden share in BGL or WGL or any mining company at any time for no consideration or such consideration as the Government of Ghana and BGL or WGL might agree. The special share would constitute a separate class of shares with such rights as the Government of Ghana and BGL or WGL might agree. In the absence of such agreement, the special share would have the following rights:

o the special share would carry no voting rights, but the holder would be entitled to receive notice of and attend and speak at any general meeting of the members or any separate meeting of the holders of any class of shares;

o the special share could only be issued to, held by, or transferred to the Government or a person acting on behalf of the Government;

o the written consent of the holder of the special share would be required for all amendments to the organizational documents of the company, the voluntary winding-up or liquidation of the company or the disposal of any mining lease or the whole or any material part of the assets of the company; and

o the holder of the special share would be entitled to the payment of a nominal sum of 1,000 Ghanaian Cedis in a winding-up or liquidation of the company in priority to any payment to other members and could require the company to redeem the special share at any time for a nominal sum of 1,000 Cedis.

BGL and WGL have not issued nor to date been requested to issue any such special share to the Government of Ghana.

The Government of Ghana has a pre-emptive right to purchase all gold and other minerals produced by BGL and WGL. The purchase price would be agreed by the Government of Ghana and BGL and WGL, or the price established by any gold hedging arrangement between BGL or WGL and any third party approved by the Government, or the publicly quoted market price prevailing for the minerals or products as delivered at the mine or plant where the right of preemption was exercised. The Government of Ghana has agreed to take no preemptive action pursuant to its right to purchase gold or other minerals so long as BGL and WGL sell gold in accordance with certain procedures approved by the Bank of Ghana.

The existing legal structure for mining in Ghana has been under review with the intent to make it more competitive and bring it in line with international best practice. To this end the new Minerals and Mining Bill was placed before the Ghanaian parliament in late 2004. After being subjected to public critique by various stakeholders, a revised bill was considered by the Ghanaian Parliament and passed in late December 2005. The new law will come into force when it has been given Presidential assent and gazette notification as required by the Ghana constitution. Based on currently available information, we do not believe that the implementation of the new Bill will have a material impact on our operations in Ghana.

Ghanaian Royalty Requirements

Under the laws of Ghana, a holder of a mining lease is required to pay quarterly a royalty of not less than 3% per annum and not more than 12% per annum of the total revenues earned from the lease area. Under the new Minerals and Mining Bill, the upper limit on the royalty would be capped at 6%. The Government of Ghana determines the royalty percentage each year based on the ratio that the operating margin bears to the value of gold produced from a mining lease in that year. Based on the Mineral Royalty Regulation of 1987, the royalty is 3% when the operating ratio is 30% or less, the royalty increases 0.225% for each 1% increase in operating ratio until the royalty reaches a maximum of 12% (see above) at an operating ratio of 70%. In 2005, 2004 and 2003 the royalty rate for BGL was 3% of revenues and BGL paid $1.8 million, $1.8 million and $1.9 million, respectively. The royalty payments from BGL have not exceeded 3% per annum in any year. WGL also paid a 3% royalty in 2005 or $0.9 million.

Ghanaian Environmental Regulations

All environmental matters in Ghana, including those related to mining, fall under the oversight of the Ghana Environmental Protection Agency ("EPA"). The EPA has formulated rules and guidelines which govern environmental impact statements, mine operations, and mine closure and reclamation, to which our operations are subject.

In conformance with EPA requirements, we posted reclamation bonds for the Wassa and Bogoso/Prestea properties in 2005. We bonded $3.0 million to cover future reclamation obligations at Wassa comprised of a $2.85 million letter of credit and cash deposit of $0.15 million. We also bonded $9.45 million for Bogoso/Prestea comprised of an $8.55 million letter of credit and $0.9 million of cash. Signed bonding agreements are now in place for both Wassa and Bogoso/Prestea.

BGL completed significant work during 1999 to identify the outstanding reclamation liabilities for Bogoso/Prestea and to prepare a rehabilitation work plan. Significant work has been performed since that time to advance this plan and to reduce the outstanding historic reclamation liability. Expenditures for ongoing rehabilitation work, including the capping of sulfide material, back-filling of worked out pits, and the contouring and re-vegetation of waste dumps, were approximately $0.7 million, $0.7 million and $0.8 million in 2005, 2004, and 2003, respectively. In addition to the bonds detailed above, as at December 31, 2005, BGL still had $3.4 million of restricted cash set aside for environmental reclamation of the Bogoso mine since 1999 when we purchased Bogoso from the International Finance Corporation and a consortium of banks.

The Plant-North pit at Prestea has been developed in stages with the development of the final stage (Phase 3) commencing in August 2005. Initiation of Phase 3 mining was conditional on a number of mitigation measures identified in our Environmental Impact Statement. The EPA requested suspension of mining of the Plant-North Phase 3 pit on September 13, 2005 and of the Plant-North pit on September 28, 2005 until certain outstanding mitigation measures were completed. The mitigation measures were completed and inspected by the EPA on October 19, 2005. On November 1, 2005, we received approval from the EPA to recommence mining operations at the Plant-North pit and mining activity was recommenced a few days later following a series of informational meetings with the Prestea community.

During the mining suspension at Plant-North, processing operations continued at the Bogoso processing plant using stockpiled ore. Mining and processing operations at the Wassa mine and construction activities on the Bogoso sulfide expansion project also continued without interruption.

To our knowledge, all our operations in Ghana are currently in substantial compliance with all environmental requirements.

COMMUNITY DEVELOPMENT PROGRAMS AND SUSTAINABILITY

It is our policy and our intent to be a responsible corporate citizen of Ghana and in all other areas where we conduct our business. We believe our success as an employer, as a citizen of the local community and as a participant in the local economy is dependent on achieving and maintaining good community relationships. As such, we strive to accommodate and support local efforts to improve the economic and overall well being of the communities around our operations.

Alternative Livelihood and Sustainable Development Program (ALSD) - In mid-2001 we initiated the ALSD program in the Bogoso/Prestea area and expanded the program during 2004 to include Wassa. The goals of the ALSD program are to assist the communities in the vicinity of our mining operations to create alternative employment opportunities, promote growth of sustainable economic development and to reduce the community's dependence on mining.

Given the importance of agriculture in the local economy, much of our efforts have been focused on agricultural opportunities.

Palm Oil - Palm oil is a major cash crop for many farmers in Southern Ghana and based on the historical success of Ghana's palm oil industry, we believe palm oil farming has the potential to make a significant contribution to the local community's economic development. Palm oil production requires land. Historically the economic base of many of the communities surrounding our operations has been based on mine employment. As a result many of the residents have not acquired land and have thus been excluded from farming in general and the palm oil business specifically.

In the past three years we have assisted and trained in excess of 300 local residents to establish palm oil plantations on approximately 1,050 acres of reclaimed waste rock dumps and other areas around our mines. In 2006 we plan to initiate a new four-year program to significantly expand on the success of our initial palm oil program. To this end we have procured about 2,400 acres of additional land holding and aim to increase this to 5,000 acres of additional land in 2006. The land will be used to expand the palm oil cooperative program providing employment and eventual land ownership to as many as 2,000 local residents. We are also negotiating with a business partner in the palm oil business who will assist by providing a processing facility and a market for the oil. These plantations should fully mature in about three years with an expected yield of about 4,200 metric tonnes of fresh fruit bunch annually.

Fish Farm - We have established a fish farm in one of the completed pits at Bogoso. The fish have done well and we now estimate there are approximately 10 tonnes of fish ready for harvesting. We hope that the success of this project will encourage development of private fish farms in the local communities.

Sericulture - We have established a mulberry plantation and silk worm rearing facility at Bogoso. Thirty local farmers are now participating in this project and have to date produced 45 kilograms of silk cocoons.

Poultry - Our demonstration farm is also training and assisting local farmers with poultry production. A ban on importation of poultry products from several countries due to bird flu concerns has created this opportunity for local farmers. The program has implemented 12 poultry projects with 2,650 chicks in ten communities. The poultry project will focus on egg production.

Other Projects - Other projects we are supporting or plan to support in 2006 include snail farming, mushrooms, citrus production and vocational training.

In collaboration with government agencies, the Ghana Department of Cooperatives is assisting us in developing the project beneficiary groups into commodity based associations including the Oil Palm Farmers Association, Poultry Farmers Association and Sericulture Farmers Association and four Ministry of Agriculture staff are providing technical support to the beneficiary farmers in the areas surrounding our operations. Other contacts have been made with local and international non-governmental organizations in developing micro-credit schemes on behalf of the company.

Community Assistance Programs - In addition to the alternative livelihood projects described above, we are involved in the ongoing funding of several community assistance projects. Over the past few years we have provided funding and assistance for school improvements and equipment, libraries, day care centers, community centers, potable water systems and wells, sports facilities, toilet facilities, electrification projects, health facilities, road improvements and hospital equipment.

At our corporate headquarters in Denver, Colorado the employees and their family members initiated a book donation program in late 2005 seeking to obtain 150,000 books which will be used to stock libraries in the communities around our operations. To date approximately 25,000 volumes have been donated, sorted and packed for shipment. Local high school student volunteers have done most of the sorting and packing. The books acquired to date include a wide assortment of topics including primary and secondary school texts, children's books, novels, reference, travel and general interest books.

Endowment Fund - In late 2005, we established two endowment funds in Ghana, one at Wassa and one at Bogoso. The purposes of the endowment funds are to promote and facilitate sustainable socio-economic development and to improve the quality of life in the communities surrounding our operations and in 2006 we will transition to channeling all of our community assistance programs through these funds. The funds will provide funding for development projects and charitable causes. The fund will receive periodic cash contributions from BGL and WGL based on gold production and net income.

OPERATING PROPERTIES

The Bogoso/Prestea Gold Mine

Overview of the Bogoso/Prestea Operation

Bogoso/Prestea consists of a gold mining and processing operation located along the Ashanti Trend in western Ghana, approximately 35 kilometers northwest of the town of Tarkwa. It can be reached by paved roads from Tarkwa and from Accra, the capital of Ghana. Bogoso and Prestea are adjoining mining concessions that together cover approximately 40 kilometers of strike of the southwest trending Ashanti gold district. The mining areas at Prestea are linked to the Bogoso processing plant by approximately 12 kilometers of paved and gravel haul-roads located on our properties. Equipment and facilities at Bogoso/Prestea include several open pit mines, a nominal 6,000 tonne per day CIL gold processing plant and a fleet of haul trucks, loaders and mining support equipment. In addition, there are numerous ancillary support facilities such as power and water supply equipment, haul roads, housing for management and technical staff, a medical clinic, tailings storage facility, waste dumps, warehouse, maintenance shops, offices and administrative facilities. The Bogoso/Prestea properties and mining rights are granted under four mining leases, which expire on or after August 2017.

Commercial mining at Bogoso dates back to the early years of the 20th century. During its 20-year period of operations from 1935 to 1955, production totaled over 900,000 ounces of gold at an average recovered grade of 3.73 g/t. From 1873 to 1965, the current Prestea property was comprised of a number of different licenses operated by independent mining companies, which in 1965 were amalgamated by the Government of Ghana into Prestea Goldfields Limited, under the aegis of the State Gold Mining Corporation.

Total gold production from the Prestea area since recorded mining commenced in the 1870s is reported by the Ghana Mineral Commission to be in excess of nine million ounces, making it the second largest historical gold producing area in Ghana, after the Obuasi mine.

We acquired Bogoso in late 1999 and all of our production came from reserves located on the Bogoso concession until October 2001 when we commenced surface mining on the adjoining Prestea concession. The Prestea concession was acquired in mid-2001. From 1999 through 2005 we have produced 811,800 ounces of gold from Bogoso/Prestea.

Operating Results for Bogoso/Prestea

The following table displays historical operating results at Bogoso/Prestea.

Bogoso/Prestea Operating Results                   2005                  2004                2003
--------------------------------------             ----                  ----                ----
Ore milled (t)                                   1,557,881             1,650,412          2,093,600
Rate (t/day)                                         4,268                 4,526              5,736
Grade milled (g/t)                                    4.14                  4.09               3.29
Recovery %                                            60.7                  67.3               81.2
Total gold production (oz)(1)                      131,898               147,875            174,315
Cash operating cost ($/oz)                             338                   250                166
Total cash cost ($/oz)                                 351                   264                184

(1) Gold production is shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital has been repaid, the Government of Ghana would receive 10% of the dividends from the subsidiaries owning the Bogoso/Prestea and Wassa mines.

Bogoso/Prestea Expansion Project

Gold ore reserves in general and specifically at Bogoso/Prestea can be segregated into two general ore types referred to as "refractory" and "non-refractory." Refractory ores typically contain un-oxidized sulfide minerals with the gold trapped within the sulfide minerals. Such ores are also commonly referred to as "sulfide" ores and they cannot be economically processed in conventional CIL circuits such as our existing Bogoso processing plant.

Non-refractory ores typically contain no sulfides or the sulfide minerals have been naturally oxidized. There are also certain sulfide ores that are non-refractory if the gold exists on surface of the sulfide minerals rather than embedded within the sulfide minerals. Ores that have been naturally oxidized are referred to as "oxide" ores. Non-refractory ores, including oxide ores, can be efficiently processed through the existing Bogoso CIL processing plant.

Since 75% of the remaining ore reserves at Bogoso/Prestea are refractory and cannot be processed by our existing plant, a decision was made in June 2005 to construct a new 3.5 million tonne per annum processing facility at Bogoso, located next to the existing non-refractory processing plant, which will utilize a proprietary BIOX(R) bio-oxidation technology to treat the refractory sulfide ore. When completed in late 2006, the new sulfide plant together with the existing CIL plant, are expected to be able to process a combined 5.0 million tonnes per year of ore. Completion on schedule and anticipated production levels for the new facility are subject to a number of risks, including the issuance in a timely manner of all necessary development and operating permits.

The existing CIL processing plant will retain its current configuration and will continue to process non-refractory ores during the construction phase of the new BIOX(R) plant. After the new BIOX(R) plant comes on line, it is anticipated that the existing Bogoso CIL processing plant will process mostly oxide ores and the BIOX(R) plant will process mostly refractory sulfide ores and mixed oxide-refractory ores. The two plants sitting side-by-side are expected to provide operational efficiencies since they will share management, labor, reagents, warehouse parts and maintenance efforts. And with the two plants and their differing technologies, we should be able to effectively process all of the ore types known to exist in the Bogoso/Prestea area.

Construction work on the BIOX(R) plant is proceeding within schedule and budget. Ordering of long lead-time items is substantially complete as is the detailed engineering design. Concrete work is well progressed for all of the equipment. The stainless steel BIOX(R) reactor tanks have been erected and structural steel erection has commenced. Erection of the CIL tanks is also nearing completion which will allow structural steel erection to also commence in this area. The electrical contractor has mobilized and has commenced work. The crusher and new SAG mill were shipped to Ghana in March and the ball mill is already on site and mounted on its pedestal.

The design and construction of the expansion project is being managed by GRD Minproc on an engineering, procurement and construction management basis. Work has proceeded under a letter of agreement entered into in February 2005 and a definitive contract is expected to be finalized shortly.

Pre-stripping of two sulfide pits in readiness for the commissioning of the BIOX(R) plant has already commenced and will be accelerated when additional trucks are delivered, commencing in April 2006. The non-refractory plant will continue to process non-refractory ores from the Plant-North pit at Prestea until completion of mining in the fourth quarter of 2006. Afterward we plan to feed the non-refractory plant with oxide ores from Pampe, Mampon and various areas on the south end of the Prestea property.

We estimate that the total capital cost of the new sulfide plant project, including the expansion of the mining fleet, to be approximately $125 million, and we expect a 15 to 18 month construction period, ending in late 2006. At the end of 2005, approximately $36 million of the total had been spent.

In 2007, following the completion of the BIOX(R) plant, we expect the combined gold production from the two Bogoso plants to be approximately 370,000 ounces per annum at an average cash operating cost of $330 per ounce. Based on our test work, we expect gold recoveries from the BIOX(R) process to average 86% and vary between 78% and 88%.

Geology at Bogoso/Prestea

The Bogoso/Prestea property lies within the Eburnean Tectonic Province in the West African Precambrian Shield along a 40 kilometer stretch of the Ashanti Trend located immediately south of the town of Bogoso. The area is dominated by a major northeast-southwest trending structural fault zone referred to as the Ashanti Trend, which hosts the Prestea, Bogoso, Obuasi and Konongo gold deposits, among others. Parallel to the Ashanti Trend is the Akropong Trend, which hosts the Ayanfuri deposit. The Akropong Trend is about 15 kilometers west of the Ashanti Trend in the Bogoso region, and gradually converges with it, converging at Obuasi and forming the basis for the Obuasi deposit, owned and operated by AngloGold Ashanti Limited.

Mineral Reserves and Non-Reserve Mineral Resources at Bogoso/Prestea

Bogoso/Prestea has proven and probable Mineral Reserves, excluding the Mineral Reserves at Mampon discussed below, of 33.3 million tonnes at a grade of 2.69 g/t containing approximately 2.88 million ounces of gold (before any reduction for the Government of Ghana's 10% minority interest). Total measured and indicated Mineral Resources, excluding those Mineral Resources at Mampon and Pampe discussed below, total 20.7 million tonnes with a grade of 2.18 g/t before a reduction for the 10% minority interest. Assuming no new reserves are discovered, the current proven and probable Mineral Reserves should support mining operations for approximately seven years, although we expect the mine life to be extended as we continue to evaluate mineral resources through ongoing exploration efforts. See the Proven and Probable Mineral Reserves table and the Non-Reserves - Measured and Indicated Mineral Resource table in Item 1 of this Form 10-K.

Exploration at Bogoso/Prestea

Exploration activities on the Bogoso property in 2005 focused on defining and expanding the sulfide reserves in advance of initiation of a sulfide ore pre-strip program in early 2006. The drilling also focused on requirements to finalize pit designs at Chujah and Buesichem. These two pits are scheduled to provide sulfide feed to the new sulfide plant in 2006, 2007 and into 2008. In addition, drilling at other areas at Bogoso was conducted to understand and expand the sulfide reserves beneath several of the other old oxide pits. A total of $7.5 million was spent on exploration at Bogoso in 2005.

Surface exploration drilling on the Prestea property during 2005 was limited to the evaluation of shallow underground targets in the Plant-North pit vicinity. While results in areas drilled during 2005 were not encouraging, other zones directly beneath the Plant-North pit will be tested in 2006. A Bogoso/Prestea regional geologic mapping program initiated in 2004 continued during 2005. The program will cover approximately 265 square kilometers around the Bogoso and Prestea properties when completed in early 2006.

The Mampon Project

The Mampon deposit, which is located within the Dunkwa properties, is approximately 35 kilometers north of the Bogoso processing plant. It was acquired in 2003, as part of the Dunkwa property acquisition. An analysis of the drilling and other geologic data provided by the former owner as well as our own drilling in 2004 and 2005 has established a probable reserve of approximately
1.6 million tonnes grading 4.53 grams per tonne or approximately 230,000 ounces of gold which is accessible by open pit mining methods. The geology of the

Mampon deposit is similar to the geology at Bogoso/Prestea. Our current plan is to haul the Mampon ore by truck to the Bogoso processing plant to supplement ores from the Bogoso/Prestea deposits. Our current long-term plan calls for mining Mampon in 2007 and 2008. Mampon ore is approximately 50% refractory and 50% non-refractory.

The Pampe Project

The Pampe deposit is located approximately 19 kilometers west of the Bogoso processing plant on the Akropong trend. While we have owned the rights to Pampe for several years, drilling during 2005 identified a measured and indicated resource of 0.2 million tonnes at an average grade of 4.4 g/t most of which is either oxide ore or non-refractory sulfide ore and most of which should be recoverable by open pit mining methods. Permitting for this project is now underway and haul road construction is scheduled for 2006. We expect to commence mining at Pampe before the end of 2006.

Bondaye/Tuapim Area

Due to the presence of illegal miners no work was carried out on the south end of the Prestea property during 2005. Once the illegal miner situation is resolved, we anticipate additional exploration work in these areas with the ultimate goal of mining oxide ores for the Bogoso oxide plant after 2007. We also expect to further investigate initially the shallow and ultimately the deeper underground potential of this area.

The Wassa Gold Mine

Overview of the Wassa Gold Mine

The Wassa gold mine located approximately 35 kilometers east of Bogoso/Prestea, was initially developed in the late 1990s by a consortium of European mining companies and consisted of an open pit mine, a crusher and a conventional heap leach operation. While operating as a heap leach property, Wassa produced approximately 90,000 ounces of gold per annum for a period of just over two years beginning in 1999 and ending in mid-2001 when mining operations were suspended.

In September 2002 WGL, our 90% owned subsidiary, acquired the inactive Wassa gold property located 35 kilometers east of Bogoso/Prestea. As with Bogoso/Prestea, the Government of Ghana holds a 10% carried interest which entitles it to 10% of any future dividends (none have been declared to date). Dividend payments will not be made until WGL has repaid all contributed capital and shareholder advances to Golden Star.

In late 2003, following completion of a feasibility study we initiated construction of a nominal 3.5 million tonnes per year (10,000 tonne per day) CIL processing plant at Wassa. The construction phase ended in early 2005, and the Wassa open-pit mine and plant was placed in service on April 1, 2005. In the nine months ended December 31, 2005, Wassa processed 2.7 million tonnes of ore at an average grade of 0.91 grams per tonne and shipped 69,070 ounces of gold at an average total cash cost per ounce of $482. Plant feed is a mixture of newly mined ore from the Wassa pit blended with material from the heap leach pads left by the prior owners.

During 2006, we expect to produce approximately 120,000 ounces of gold at Wassa at an average cash operating cost of approximately $340 per ounce. We expect production to increase and unit costs to decline later in 2006 and beyond as we expose higher grade ores at deeper levels in the pit and also resolve certain plant design issues which have limited plant through-put to less than design capacity since its in-service date. In 2007, we expect annual gold production of approximately 130,000 ounces per year, at an average cash operating cost of around $340 per ounce. The reserves at Wassa at the end of 2005 should be sufficient to support operations to early 2011.

Geology at Wassa

Wassa lies within the Eburnean Tectonic Province in the West African Precambrian Shield. The Proterozoic rocks that comprise most of the West African craton and host the major gold mineralization in Ghana are subdivided into metasedimentary and volcanic rocks of the Birimian and Tarkwaian sequences.

Wassa is hosted within the same Birimian volcano-sedimentary greenstone package as Bogoso/Prestea. Wassa is situated on the southeastern limb of the Tarkwa Syncline while Bogoso and Prestea occur along the northwestern limb. The northwestern belt hosts the Obuasi, Prestea, and Bogoso gold mines but the southeastern limb also is characterized by gold mines and mineral occurrences. Tarkwaian-hosted deposits along the southeastern limb include Goldfield's Tarkwa and Abosso mines, while Birimian-hosted gold occurrences include our Hwini-Butre concession and Wassa.

Mineral Reserves and Mineral Resources at Wassa

At December 31, 2005, Wassa has a probable mineral reserve of 21.9 million tonnes with an average grade of 1.34 g/t containing approximately 0.94 million ounces of gold before any reduction for the Government of Ghana's 10% minority interest. Total indicated mineral resources consist of 11.3 million tonnes with a grade of approximately 0.76 g/t before any reduction for the 10% minority interest. See the Proven and Probable Mineral Reserves table and the Non-Reserves - Measured and Indicated Mineral Resource table in Item 1 of this 10-K.

Exploration at Wassa

Exploration activities at Wassa during 2005 concentrated on RC drilling of two parallel geochemical anomalies identified in 2004 which extend southwest approximately 2 kilometers from the main pit area. Other than one narrow zone that typically carried 3 to 3.5 grams per tonne, results were not encouraging. Various other geochemical anomalies were also tested at Wassa by RAB drilling during 2005 and while most of these projects are at a very preliminary stage, results were encouraging with several intercepts at various places on the property exceeding minimum ore grades. Work continued on the South Akyempim zone discovered in 2004. We have now identified approximately 2.7 million tonnes of near-surface ore at an average grade of 1.47 grams per tonne in this area and we have initiated the process to acquire mining permits to allow mining of this deposit in the second half of 2006.

EXPLORATION STAGE PROPERTIES IN GHANA

Prestea Underground

Overview

The Prestea Underground is an inactive underground gold operation located directly beneath our Prestea property consisting of two operating shafts and extensive underground workings and support facilities. Support facilities include an administrative office, maintenance shops, a warehouse and electrical substations. Access to the mine site is via a paved road from Tarkwa and Accra maintained by the Government of Ghana. Any potential future production from the Prestea Underground would most likely be trucked to the Bogoso processing plant for processing.

The Prestea Underground has produced approximately nine million ounces of gold, the second highest production of any mine in Ghana. The underground workings are extensive, reaching depths of approximately 1,400 meters and extending along a strike length of approximately ten kilometers. Underground workings can currently be accessed via two shafts, one near the town of Prestea and a second approximately four kilometers to the southwest. Underground operations ceased in early 2002, following an extended period of low gold prices. In March 2002, our subsidiary BGL entered into a joint venture agreement with the former owners to further explore and evaluate the remaining potential of the underground operations.

In late 2003, our partner in the Prestea Underground joint venture filed for bankruptcy in Ghana. Our partner's position, under the provisions of the joint venture agreement has now reverted to a 2.5% net profits interest, which is currently controlled by the former partner's bankruptcy trustee. Since there is currently no production from the Prestea Underground mine there is no net profit to share with our bankrupt partner. BGL now holds a 90% ownership in the Prestea Underground. The Government of Ghana continues to hold a 10% ownership in Prestea Underground as well as its 10% holding in BGL, resulting in an 81% beneficial ownership by Golden Star.

Geology of Prestea Underground

The Prestea deposits are found along the Ashanti Trend which extends over 220 kilometers and which accounts for 80% to 90% of the total quartz lode-hosted gold extracted in Ghana. Other mines located along the same shear are our Bogoso pits and the Obuasi and Konongo mines owned by others.

Two types of gold hosts have historically been recognized at Prestea: fault-related hydrothermal quartz veins; and disseminated sulfide-hosted gold mineralization associated with metavolcanic pods. The first type of ore was the focus of intense mining during Prestea's past production. We intend to evaluate both types of mineralization.

Mineral Resources at Prestea Underground

As of December 31, 2005 we have identified total non-reserve inferred mineral resources at the Prestea Underground of 6.1 million tonnes at an average grade of 8.1 g/t before any reduction for the 19% minority interest.

Exploration Activities at Prestea Underground

A total of 8,096 meters of underground exploration drilling was completed at the Prestea Underground during 2005. The drilling focused on testing extensions of the high grade West Reef shoot between levels 17-24 (a depth of between 700 and 900 meters) and also prospective zones of remnant mineralization lying below and to the south of the Plant-North pit which could be exploited via a decline at the base of the pit. Results from both these areas have been encouraging with drilling to continue in 2006.

A deep surface hole at Bondaye was initiated during 2004 to test the down plunge extension of high grade mineralization to approximately 250 meters below the extent of current historical workings. Although technical problems and delays were seen in 2004, the drilling was completed mid 2005 for a total of 2,109 meters including a parent hole to 1,604 meters and a "wedged" daughter hole to 1,504 meters. Only spotty, discontinuous gold mineralization was encountered in the reef zone at both the parent and daughter hole. However this may simply reflect the typical "pinch and swell" character of the Prestea reef system and cannot be considered a definitive test of the Bondaye plunge potential.

Total spending on long term assets at Prestea Underground totaled $12.1 million in 2005, up from $7.1 million during 2004. Spending in 2005 included $2.6 million on underground drilling and other geological activities, $5.8 million on feasibility work, $2.3 million on dewatering, security and site maintenance, and $1.4 million on equipment purchases. Support crews continue to maintain the underground and surface facilities in good working order and assist the underground drilling teams.

By the end of 2005, dewatering efforts had cleared the lowest sections of the old underground workings and an extensive underground drilling program has been initiated which will continue during most of 2006 to test areas immediately below the deepest old workings. We believe these deeper levels provide the best opportunities for significant new discoveries in the Prestea Underground. We intend to complete an initial feasibility study by the end of 2006 evaluating the economic potential of restarting production from the Prestea Underground mine.

St. Jude Properties

The St. Jude Properties were acquired in late December 2005 as part of the St. Jude acquisition. These properties consist of the Hwini-Butre and Benso gold concessions (prospecting licenses) at the southeastern end of the Ashanti gold belt region in Ghana. While we now hold a 100% interest in these properties (through our subsidiaries), the Government of Ghana will become entitled to a 10% carried interest at the time mining permits are granted.

The Hwini-Butre concession is located approximately 80 kilometers south of Wassa and occupies an area of approximately 180 square kilometers. St. Jude and its predecessors have previously carried out numerous exploration programs on the concessions and identified two significant zones of gold mineralization.

The St. Jude Properties also include the Benso concession, located in the Tarkwa District, directly north of the Hwini-Butre concession and about 40 kilometers south of Wassa. The Benso concession covers an area of approximately 21 square kilometers, and consists of three blocks: the Amantin, Subriso, and Chichiwelli blocks. St. Jude and its predecessors previously conducted a geochemical soil sampling survey over the Benso concession and drill programs on the three blocks.

We commenced our own exploration activities on the St. Jude Properties in early 2006, and have budgeted approximately $4.6 million for the program in 2006.

The Hwini-Butre and Benso concessions lie along the southeastern flank of the Birimian-aged (lower Proterozoic) Ashanti Belt, along the same structural trend as Wassa. The southwestern part of the Hwini-Butre concession covers the Mpohor Complex, a syn-volcanic mafic intrusive that is bound to the east and north by the Butre volcanic sequence. The Mpohor Complex is a polyphase intrusion with compositions ranging from gabbroic to granophyric, with intermediate phases such as diorite and granodiorite. The Butre volcanic sequence, which also underlies the Benso concession further north, mostly comprises volcanic flows with minor metasediment horizons. The main regional structural orientation trends northeasterly but extensive north to northwest trending cross-cutting fracture systems are also well developed. The latter host much of the mineralization in the district, with vein systems at Dabokrom, Father Brown, Adoikrom, the Subriso zones and Amantin located within or marginal to the Mpohor Complex. Mineralization on the Hwini-Butre concession is typically associated with shallowly east-dipping narrow quartz veins and their associated sericitic alteration halos, with coarse free gold associated with sulfides and as specks within the quartz veins and altered host rocks. In contrast, mineralization at Subriso West and Central Subriso forms a series of relatively steep dipping, north-trending zones characterized by strong shearing and pervasive silica replacement with local silica flooding and only minor thin quartz veining.

Studies will be carried out during 2006 to determine if ore from the St. Jude Properties should be hauled to the Wassa plant for processing or if a stand-alone processing plant should be built in the general vicinity of the St. Jude Properties.

Akropong Trend Properties

During 2005, we continued working on the Akropong Trend properties located approximately 10 to 20 kilometers to the west of Bogoso/Prestea. The objective of this work was to identify additional mineral reserve opportunities in the immediate vicinity of Bogoso/Prestea that could, in the future, provide additional sources of processing plant feed for the Bogoso processing plants. As explained above, drilling at the Pampe property established a measured and indicated resource at Pampe during 2005. The other Akropong Trend projects are still at an early stage of exploration and to date they do not have, and ultimately might not have, proven and probable mineral reserves.

We spent approximately $1.4 million on Akropong projects during 2005 compared to $0.4 million in 2004. Most of the Akropong spending was related to RAB and RC drilling at the Pampe property.

Dunkwa Properties (including Mampon)

Overview of the Dunkwa Properties

In 2003, we purchased two prospecting licenses, Asikuma and Mansiso, along the Ashanti Trend from Birim Goldfields Inc., which we refer to as the Dunkwa properties. These properties cover 45 kilometers of strike along the Ashanti Trend directly north of and contiguous with the current Bogoso concession. They are accessible by Ghanaian public roads. The addition of the Asikuma and Mansiso prospecting licenses, which cover 56 and 69 square kilometers, respectively, increases our property holdings along the trend to over 100 kilometers in length. In 2003, we also acquired from Ashanti Goldfields Company Limited the rights to the Mampon prospect located on the Asikuma license. Ore from Mampon is expected to be trucked to the Bogoso processing plant commencing in 2007.

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

Exploration Activities at the Dunkwa Properties

Most of the work on the Dunkwa properties during 2005 was focused on the Mampon area where data was gathered to assist in pit design for surface mining now scheduled for late 2007. Late in 2005 we began a drilling program on an unexplored nine kilometer section of the property covered by Opon river valley sediments which coincides with a conductivity anomaly. Spending in the Dunkwa area totaled $1.4 million in 2005.

Regional Activities in Ghana

In 2005, we continued with several early stage regional projects in southern Ghana by conducting geochemical surveys over extensive areas to the east and south of the Bogoso/Prestea and Wassa areas extending east to within 30 kilometers of Accra (see map at the beginning of Item 2 Description of Properties.) This work has identified gold anomalies which will be followed up with additional sampling in 2006. We applied for and received prospecting licenses on these properties, referred to as Breman-Asikuma and Takoradi North.

OTHER EXPLORATION STAGE PROPERTIES IN AFRICA

Mano River Joint Venture, Sierra Leone

In late 2003 we entered into a joint venture agreement with Mano River Resources Inc., which holds seven gold properties in Sierra Leone totaling approximately 750 square kilometers. A diamond core drilling program commenced in mid-March 2004 at the Yirisen prospect on the North Pampana license, and 26 holes were completed. Grades and gold mineralization proved to be variable and discontinuous. However, due to the prospective nature of the local area, as evidenced by numerous artisanal workings and favorable geology, a reconnaissance soil sampling program was initiated over all the joint venture properties in late 2004 which continued into 2005. Final assay results were received near the end of the third quarter 2005 and showed anomalies worthy of follow up on the Pampana and Sonfon projects. In the meantime, it has been agreed with our joint venture partner, Mano River Resources Inc., that the earn-in period will be extended by 12 months. A minimum of $750,000 is budgeted for exploration on this project in 2006.

Moto Goldmines Investment

Moto Goldmines Limited ("Moto") is a Canadian listed gold exploration company which focuses its activities in the Democratic Republic of the Congo in central Africa. At the end of 2005 we owned approximately 11.1% or five million of Moto's outstanding common shares plus warrants to acquire a further one million shares before June 2006 at an exercise price of Australian $2.25 per share. Our Vice President of Exploration serves on Moto's board of directors. In March 2006, we exercised the remaining warrants, at a cost of $1.7 million, bringing our total ownership to six million shares and immediately afterward sold all the shares in a bought-deal transaction in Canada for Cdn$7.50 per share for net proceeds to Golden Star of Cdn$45.0 million ($38.9 million).

Afema, Cote d'Ivoire

In March 2005, we entered into an option to purchase the Afema project in Cote d'Ivoire from the Ivorian parastatal company Societe d'Etat pour le
Developpement Minier de la Cote d'Ivoire (`SO.DE.MI."). The Afema property covers an area of 2,012 square kilometers of prospective Birimian rocks in south east Cote d'Ivoire which represent the southeastern extension of the Sefwi Belt meta-volcanics and the Kumasi Basin meta-sedimentary rocks. In Ghana this `belt-basin' contact hosts the multi-million ounce Chirano and Bibiani gold deposits. Under the terms of the acquisition agreement, we made an immediate payment of $0.1 million to SO.DE.MI. which gave us the right to carry out a six month detailed technical due diligence, after which we will have the right to complete the transaction to acquire 100% of SO.DE.MI.'s rights in the Afema property for $1.5 million (subject to a statutory 10% interest by the Government of Cote d'Ivoire). If we proceed with the acquisition, in addition to the acquisition payments, Golden Star will pay to SO.DE.MI. a royalty on future gold production from the Afema property indexed to the gold price. At current gold prices (in the range of $550 per ounce) the royalty rate would be 2.5%.

Golden Star undertook an intensive exploration program at Afema during the six months following signing of the option, including the collection and analysis of over 12,000 soil samples and compilation and assessment of previous exploration data. Despite this work, we were unable to come to a definitive decision on the merits of the project and hence a six month extension to the option period was requested, which SO.DE.MI. has granted. We plan to use the extension to continue the assessment of previous data and to complete infill sampling and trenching of some of the better anomalies defined by the initial program. Approximately $1.0 million was spent on this project in 2005, and a further $2.2 million (including the option exercise payment) is budgeted for 2006.

Goulagou, Burkina Faso

We hold an 80% beneficial interest in the Goulagou and adjoining Rounga gold properties, which were acquired as part of the St. Jude acquisition in late 2005. Together the two contiguous properties cover approximately 691 square kilometers and are located approximately 100 kilometers west of Ouagadougou, the capital city of Burkina Faso, and 20 kilometers north of the city of Ouahigouya. Drilling program carried out by St. Jude and their predecessors identified several areas of gold enrichment including two parallel gold mineralized zones on the Goulagou property.

Deba and Tialkam Projects, Niger

The Deba and Tialkam properties are gold exploration properties in Niger acquired as part of the St. Jude acquisition in late 2005. Through our subsidiary, St. Jude, we hold a 100% interest in the two exploration permits, subject to the 10% interest of the Government of Niger. St. Jude obtained certain data from exploration carried out by previous owners and initiated a new drilling program in late 2005. The first phase results of the drilling program are being evaluated.

Mininko, Mali

In early 2005, a review of 2004 drill results at Mininko indicated a limited potential for this project. We withdrew from the joint venture in the first quarter of 2005 and wrote off all of the $1.1 million of costs incurred in the project.

EXPLORATION STAGE PROPERTIES IN SOUTH AMERICA

Saramacca Property

The Saramacca project is located in Suriname and is owned 100% by Golden Star. Two successive soil auger sampling programs completed in 2003-04 evaluated a series of stream sediment gold anomalies and defined a 5 kilometer long soil anomaly forming a series of en-echelon zones. Deep augering in 2004 further confirmed the anomaly now termed `Anomaly M'.

Shallow diamond core drilling comprising 24 holes for a total of 1,315 meters commenced at Anomaly M in March 2005. This work was undertaken with a lightweight man-portable drill rig due to the rugged terrain, limiting hole depths to less than 100 meters. Mineralization intersected within drill cores consisted of variably sheared silicified pyritic metasediments of tuffaceous origin and volcanic conglomerates, often with little or no quartz veining. Significant gold assays were also intersected within the upper 5 to 10 meters of enriched lateritic duricrust and mottled saprolite. Based on the encouraging results from the 2005 work, we plan to follow up with a second phase of deeper core drilling and a program of mechanized trenching in an attempt to elucidate the structure of the host rocks beneath the duricrust capping. A budget of $1 million has been earmarked for this work in 2006, but we are also investigating joint venture possibilities for the property.

Bon Espoir Property

The Bon Espoir property is located in French Guiana and is owned 100% by Golden Star. It covers a sheared "belt-basin" volcanic-sediment contact zone analogous to those we are exploring in similar aged (lower Proterozoic) terrains in Ghana. During 2005, we conducted a regional soil sampling along much of the 40 kilometer long sediment-volcanic contact shear zone that hosts the Wayamaga prospect drilled by previous owners of the Bon Espoir permit. This soil sampling program was completed during July, with some 32.2 kilometers of baseline and 120 kilometers of cross lines cut, and soil sampling completed on 26 cross lines spaced 1600 meters apart on 100 meter centers. As expected, the assay results identified coherent zones of anomalous low grade zones of gold and arsenic along the main Wayamaga structural break; however the tenor of the anomalism was not strong enough to warrant immediate follow-up. It is planned to reduce the Bon Espoir permit area to cover the best of these anomalies while regional extensions of the Wayamaga structure are investigated.

Paul Isnard

The Paul Isnard project is located in the western part of French Guiana, some 200 km west of Cayenne. The project covers rocks of the Lower Proterozoic Paramacca Formation which contain gold mineralization in the form of pyritic disseminated zones or stringer zones and sulfide-rich shear zones, which can be reasonably correlated between the current widely spaced (200 meter) drill sections.

An inferred mineral resource of 8.2 million tonnes grading 1.78g/t has been identified at Montagne d'Or on the southern boundary of the Paul Isnard concession. Further work is warranted to identify additional sources of hard rock mineralization, which together with the mineral resource at Montagne d'Or could support a future mining operation. In 2005, we reviewed the historical work on the property and as a result in early 2006 reduced the area of the permit to 140 km(2) covering only the most prospective areas.

Benzdorp

The 72 km(2) Benzdorp South gold project is located along the eastern border of Suriname, approximately 220 km southeast of Paramaribo. The Benzdorp mining district is underlain by the Lower Proterozoic Paramacca greenstone and a felsic intrusive assemblage. Recorded and estimated alluvial gold production from historical dredging and present-day small-scale alluvial mining is in excess of 600,000 ounces. Exploration to date by Golden Star has identified several zones of bedrock mineralization but none of these are regarded as being economically viable at current gold prices. In early 2006 a third party was conducting due diligence on the property as a prelude to acquiring it from Golden Star.

Minera IRL

Minera IRL is a private, junior exploration company active in Peru and Chile in which we hold an approximate 19% interest through our shareholding in Goldmin Consolidated Holdings. Minera IRL has developed a portfolio of exploration projects, the most advanced of which, Corihuarmi in Peru, was drilled in 2003 with encouraging results. Corihuarmi, located 250 km east of Lima near Huancayo, consists of an extensive high sulfidation epithermal system with gold mineralization hosted in massive/vuggy silica and alunite zones. The focus of Minera IRL's exploration has been two massive siliceous outcrops known as Susan and Diana, which crop-out boldly above the surrounding softer argillically altered volcanic rocks. It is thought that the better-grade oxide gold mineralization at Susan and Diana is structurally controlled within silicified crackle breccia zones where they are cut by feeder structures. Several similar zones have been identified and additional drilling was completed in 2005 to expand the size of the current gold resource in readiness for a full feasibility study in 2006.

Other earlier-stage projects being investigated by Minera IRL include: 1) Frontera, located in northern Chile, 90 km northeast from the seaport of Arica, and just across the Peruvian border from Minsur's Checocollo project, which has been intensively drilled over the last 12 months, 2) Cushuro in the La Libertad district of northern Peru, and 3) the Chama prospect near Abancay. Minera IRL is actively assessing other properties throughout the Andean cordillera.

Other Areas

In addition to the project work discussed above we have undertaken several regional reconnaissance initiatives using both our own staff and contract geologists in Ghana, Cote d'Ivoire, Mauritania, Brazil, Argentina and Bolivia, spending approximately $0.9 million in 2005 for such activities. We have also held discussions with other companies to identify opportunities for joint venture exploration efforts in several areas, including the Guiana Shield.


ITEM 3.           LEGAL PROCEEDINGS

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

In June 2005, the High Court issued a preliminary finding in favor of the Merchant Bank (Ghana) Ltd. While the ruling transferred PGR's ownership position to the liquidator, it did not require BGL to assume any of PGR's obligations. Nevertheless, by September 30, 2005, continued project spending by BGL had diluted PGR's original ownership position to less than 10%. Under the terms of the joint venture agreement, if either partner allows itself to be diluted to 10% or less, that partner's residual interest would immediately convert into a 2.5% net profit interest in potential future earnings from the Prestea Underground mine. While the court's ruling has effectively given the 2.5% net profits interest to the bankruptcy trustee, the trustee still must establish the fair value of the interest and then find a buyer. At a bankruptcy hearing in December 2005, none of the creditors were willing to fund a valuation study.

We are also engaged in routine litigation incidental to our business none of which is deemed to be material. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of noncompliance with environmental laws and regulations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Our common shares trade on the Toronto Stock Exchange ("TSX") under the trading symbol "GSC" and on the American Stock Exchange under the symbol "GSS." As of March 27, 2006, 207,265,758 common shares were outstanding and we had 966 shareholders of record. On March 27, 2006, the closing price per share for our common shares as reported by the TSX was Cdn $3.96 and as reported by the American Stock Exchange was $3.42.

The following table sets forth, for the periods indicated, the high and low market closing prices per share of our common shares as reported by the TSX and the American Stock Exchange:

                                      Toronto Stock Exchange                     American Stock Exchange
                                    Cdn$                  Cdn$                   $                     $
           2005                     High                  Low                  High                   Low
                            --------------------  --------------------  -------------------  ---------------------
First Quarter                       4.94                  3.15                 4.04                  2.58
Second Quarter                      4.02                  3.01                 3.23                  2.35
Third Quarter                       4.33                  3.40                 3.73                  2.84
Fourth Quarter                      3.78                  2.54                 3.32                  2.12

                                      Toronto Stock Exchange                     American Stock Exchange
                                    Cdn$                  Cdn$                   $                     $
           2004                     High                  Low                  High                   Low
                            --------------------  --------------------  -------------------  ---------------------
First Quarter                       9.43                  7.00                 7.25                  5.29
Second Quarter                      9.20                  5.90                 7.07                  4.27
Third Quarter                       6.73                  4.91                 5.27                  3.71
Fourth Quarter                      7.10                  4.32                 5.61                  3.50

We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Future dividend decisions will consider then current business results, cash requirements and our financial condition.

RECENT SALE OF UNREGISTERED SECURITIES

In the Arrangement with St. Jude in which we acquired 100% of the issued and outstanding common shares and other securities of St Jude, we issued a total of 31,377,588 Golden Star common shares in exchange for St. Jude common shares and issued Golden Star options and warrants exercisable for an additional 5,773,176 Golden Star common shares in exchange for St. Jude options and warrants. The common shares were issued pursuant to Section 3(a)(10) under the Securities Act.

CERTAIN CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

The following summarizes the principal Canadian federal income tax considerations applicable to the holding and disposition of our common shares by a holder of one or more common shares, who for Canadian income tax purposes is resident in the United States of America and holds the common shares as capital property. This summary is based on the current provisions of the Canada-United States Income Tax Convention (1980) (the "Treaty"), Income Tax Act (Canada) (the "Tax Act"), the regulations there under and all amendments to the Tax Act publicly proposed by the Government of Canada to the date hereof. It is assumed that each such amendment will be enacted as proposed and there is no other relevant change in any governing law, although no assurance can be given in these respects. Limited liability corporations created under the limited liability company legislation of certain U.S. states and treated as a partnership or disregarded entity under US tax law cannot access any of the benefits of the Treaty as described in the paragraphs below.

Dividends paid or credited by us to a holder of one or more common shares will be subject to Canadian non-resident withholding tax at the rate of 25%. Under the Treaty, the rate of withholding tax is reduced to 5% of the gross amount of the dividend where the holder is a company that owns at least 10% of the company's voting stock and beneficially owns the dividend, and 15% in any other case.

Under the Tax Act, a holder will not be subject to Canadian tax on any capital gain realized on an actual or deemed disposition of a common share, including a deemed disposition at death, provided that he did not hold the common share as capital property used in carrying on a business in Canada, and that neither he nor persons with whom he did not deal at arm's length, alone or together, owned (or have an option or interest in) 25% or more of the issued shares of any class of our stock at any time in the 60 month period immediately preceding the disposition.

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

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

Potential investors that are US taxpayers should consider that we could be considered to be a "passive foreign investment company" ("PFIC") for federal income tax purposes. Although we believe that we currently are not a PFIC and do not expect to become a PFIC in the near future, the tests for determining PFIC status are dependent upon a number of factors, some of which are beyond our control, and we can not assure you that we would not become a PFIC in the future. If we were deemed to be a PFIC, then a US taxpayer who disposes or is deemed to dispose of our shares at a gain, or who received a so-called "excess distribution" on the shares, generally would be required to treat such gain or excess distribution as ordinary income and pay an interest charge on a portion of the gain or distribution unless the taxpayer makes a timely qualified electing fund election (a "QEF" election). A US taxpayer who makes a QEF election generally must report on a current basis his or her share of any of our ordinary earnings and net capital gain for any taxable year in which we are a PFIC, whether or not we distribute those earnings. Special estate tax rules could be applicable to our shares if we are classified as a PFIC for income tax purposes.

ITEM 6.           SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with Canadian GAAP. Selected financial data derived in accordance with US GAAP has also been provided and should be read in conjunction with Note 28 to the financial statements. Reference should also be made to "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

Summary of Financial Condition

(Amounts in thousands except per share data)


          Canadian GAAP           As of Dec.  As of Dec. As of Dec. As of Dec. As of Dec.
                                    31, 2005   31, 2004   31, 2003   31, 2002   31, 2001
-----------------------------------------------------------------------------------------
 Working capital                     $91,974    $61,366    $96,784    $21,963    $(5,149)
 Current assets                      132,789     78,846    104,935     32,843      9,636
 Total assets                        564,603    252,160    222,391     74,135     36,552
 Current liabilities                  40,815     17,480      8,151     10,880     14,785
 Long-term liabilities               124,919     10,367      8,402      8,973      7,765
 Shareholder's equity                392,240    217,960    198,362     49,384     12,342
-----------------------------------------------------------------------------------------


          Canadian GAAP            For the     For the    For the    For the    For the
                                   Year Ended  Year Ended Year Ended Year Ended Year Ended
                                   Dec. 31,    Dec. 31,   Dec. 31,   Dec. 31,   Dec. 31,
                                     2005        2004       2003       2002       2001
-----------------------------------------------------------------------------------------
 Revenues                            $95,465    $65,029    $64,370    $38,802    $24,658
 Net income/(loss)                   (13,531)     2,642     21,956      4,856    (20,584)
 Net income/(loss) per share -
  basic                               (0.094)     0.019      0.198      0.067     (0.488)
-----------------------------------------------------------------------------------------


          US GAAP                  As of Dec.  As of Dec. As of Dec. As of Dec. As of Dec.
                                    31, 2005   31, 2004   31, 2003   31, 2002   31, 2001
-----------------------------------------------------------------------------------------
 Working capital                     $91,974    $61,366    $96,784    $22,262    $(5,149)
 Current assets                      132,789     78,846    104,935     33,391      9,636
 Total assets                        522,443    219,972    200,337     62,644     24,232
 Current liabilities                  40,815     17,480      8,151     10,880     14,785
 Long-term liabilities               127,253     10,367      8,402      8,973      7,818
 Shareholder's equity                352,411    188,226    180,417     41,069      1,533
-----------------------------------------------------------------------------------------


          US GAAP                  For the     For the    For the    For the    For the
                                   Year Ended  Year Ended Year Ended Year Ended Year Ended
                                   Dec. 31,    Dec. 31,   Dec. 31,   Dec. 31,   Dec. 31,
                                     2005        2004       2003       2002       2001
-----------------------------------------------------------------------------------------
 Revenues                          $102,237    $65,029    $64,370    $38,802    $24,658
 Net income/(loss)                  (28,948)    (9,146)    13,357      6,752     (5,352)
 Net income/(loss) per share -
  basic                              (0.202)    (0.066)     0.120      0.093     (0.126)
-----------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Cdn GAAP"). For a reconciliation to accounting principles generally accepted in the United States ("US GAAP"), see Note 28 to the consolidated financial statements. This Management's Discussion and Analysis of Financial Condition and Results of Operations includes information available to March 27, 2006.

In this Form 10-K, we use the terms "total operating cost per ounce," "total cash cost per ounce" and "cash operating cost per ounce."

Total operating cost per ounce for a period is equal to "Total mine operating costs" for the period, as found on our consolidated statements of operations divided by the ounces of gold sold in the period. Total mine operating costs include all mine-site operating costs, including the costs of mining, processing, maintenance, work in process inventory changes, mine-site overhead, production taxes and royalties, mine site depreciation, depletion, amortization, asset retirement obligations and by-product credits, but do not include exploration costs, corporate general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, mark-to-market gains and losses on derivatives, foreign currency gains and losses, gains and losses on investments and income tax.

Total cash cost per ounce for a period is equal to "Mining operations" costs for the period, as found on our consolidated statements of operations divided by the number of ounces of gold sold during the period.

Cash operating cost per ounce for a period is equal to "total cash costs" for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period.

The calculations of total cash cost per ounce and cash operating cost per ounce are in compliance with an industry standard for such measures established in 1996 by the Gold Institute, a non-profit industry group.

The following table shows the derivation of these measures and a reconciliation of "total cash cost per ounce" and "cash operating cost per ounce."


Derivation of Total Mine Operating Cost                               2005
                                                 --------------------------------------------------
                                                    Wassa (1)     Bogoso/Prestea        Total

---------------------------------------------------------------------------------------------------
Mining operations                                        $33,277          $46,322          $79,599
---------------------------------------------------------------------------------------------------
Mining related depreciation, depletion &
 amortization                                              7,105            8,878           15,983
---------------------------------------------------------------------------------------------------
Accretion of asset retirement obligations                    190              562              752
---------------------------------------------------------------------------------------------------
Total mine operating costs                               $40,572          $55,762          $96,334
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Ounces sold                                               69,070          131,898          200,968
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Derivation of Costs per Ounce:
---------------------------------------------------------------------------------------------------
Total operating cost per ounce - GAAP ($/oz)                 587              423              479
---------------------------------------------------------------------------------------------------
Less depreciation, depletion & amortization
 ($/oz)                                                      103               67               80
---------------------------------------------------------------------------------------------------
Less accretion of asset retirement obligation
 ($/oz)                                                        3                4                4
---------------------------------------------------------------------------------------------------
Total cash cost ($/oz)                                       482              351              396
---------------------------------------------------------------------------------------------------
Less royalties and production taxes ($/oz)                    14               13               13
---------------------------------------------------------------------------------------------------
Cash operating cost ($/oz)                                   468              338              383
---------------------------------------------------------------------------------------------------

(1) The Wassa mine was placed in service on April 1, 2005 and thus includes only nine months of operational data to December 31, 2005.


Derivation of Total Mine Operating Cost                                  2004
                                                 --------------------------------------------------
                                                            Wassa     Bogoso/Prestea        Total
---------------------------------------------------------------------------------------------------
Mining operations                                             $-          $39,095          $39,095
---------------------------------------------------------------------------------------------------
Mining related depreciation, depletion &
 amortization                                                  -            8,096            8,096
---------------------------------------------------------------------------------------------------
Accretion of asset retirement obligations                      -              645              645
---------------------------------------------------------------------------------------------------
Total mine operating costs                                    $-          $47,836          $47,836
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Ounces sold                                                    -          147,875          147,875
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Derivation of Costs per Ounce:
---------------------------------------------------------------------------------------------------
Total operating cost per ounce - GAAP ($/oz)                   -              323              323
---------------------------------------------------------------------------------------------------
Less depreciation, depletion & amortization
 ($/oz)                                                        -               55               55
---------------------------------------------------------------------------------------------------
Less accretion of asset retirement obligation
 ($/oz)                                                        -                4                4
---------------------------------------------------------------------------------------------------
Total cash cost ($/oz)                                         -              264              264
---------------------------------------------------------------------------------------------------
Less royalties and production taxes ($/oz)                     -               14               14
---------------------------------------------------------------------------------------------------
Cash operating cost ($/oz)                                     -              250              250
---------------------------------------------------------------------------------------------------

(1)  The Wassa mine did not commence commercial production until April 2005.


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

OUR BUSINESS

Through our subsidiaries and joint ventures we own a controlling interest in four significant gold properties in southern Ghana in West Africa: the Bogoso/Prestea property, which comprises the adjoining Bogoso and Prestea mining leases ("Bogoso/Prestea"), the Wassa property ("Wassa"), the Prestea Underground property ("Prestea Underground") and the St. Jude Properties.

Bogoso/Prestea is owned by our 90% owned subsidiary Bogoso Gold Limited ("BGL"). All of our gold production prior to April 2005 came from Bogoso/Prestea. Bogoso/Prestea produced and sold 131,898 ounces of gold during 2005.

Through another 90% owned subsidiary, Wexford Goldfields Limited ("WGL"), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Construction and commissioning of Wassa's new processing plant and open pit mine was completed at the end of March 2005 and the project was placed in service on April 1, 2005. Wassa produced and sold 69,070 ounces of gold in 2005 following its April 2005 in-service date.

The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. BGL owns a 90% operating interest in the Prestea Underground. We are currently conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.

Through our 100% owned subsidiary, St. Jude Resources Ltd. ("St. Jude"), we own the St. Jude Properties in southwest Ghana. The St. Jude Properties consist of the Hwini-Butre and Benso concessions which together cover an area of 201 square kilometers. Both concessions contain undeveloped zones of gold mineralization. These two concessions are located between 40 and 85 kilometers south of Wassa. The mineralized zones have been delineated through the efforts of the prior owner who conducted extensive exploration work from the mid-1990s to 2005.

We hold interests in several gold exploration projects in Ghana and elsewhere in Africa including Sierra Leone, Ghana, Burkina Faso, Niger and Cote d'Ivoire. We also hold and manage exploration properties in Suriname and French Guiana. We hold indirect interests in gold exploration properties in Peru and Chile through a 19% shareholding investment in Goldmin Consolidated Holdings. We also own a 53% interest in EURO Ressources S.A., ("EURO") a French registered, publicly-traded royalty holding company (formerly known as Guyanor Ressources S.A.) which owns a royalty interest based on gold production at Cambior Inc.'s Rosebel gold mine in Suriname.

Our corporate headquarters is located in Littleton, Colorado. Our accounting records are kept in compliance with Canadian GAAP and all of our operations, except for certain exploration projects, transact business in US dollars and keep financial records in US dollars.

BUSINESS STRATEGY AND DEVELOPMENT

Since 1999 our business and development strategy has been focused primarily on the acquisition of producing and development stage gold properties in Ghana and on the exploration, development and operation of these properties. Since 1999 our exploration efforts have been focused on Ghana, other West African countries and South America.

In line with our business strategy we acquired Bogoso in 1999 and have operated the Bogoso processing plant since that time. In 2001 we acquired Prestea and have been mining at Prestea since late 2001. In late 2002 we acquired Wassa and following completion of a feasibility study, constructed a new CIL processing plant at Wassa which began commercial operation in April 2005. We are currently constructing a new processing plant at Bogoso designed to expand production at Bogoso/Prestea from approximately 130,000 ounces (in 2005) to approximately 370,000 ounces in 2007. Based on currently known reserves we expect a mine life of approximately seven years at Bogoso/Prestea. Achievement of this target is subject to numerous risks. See the discussion of Risk Factors in Item 1A above.

In late 2005, we acquired the St. Jude Properties where we plan to carry out geological and engineering studies during 2006 to determine the economic viability of these undeveloped gold properties.

Our overall objective since 1999 has been to grow our business to become a mid-tier gold producer (which we understand to be a producer with annual production of approximately 500,000 ounces). With the benefit of a full year's production from the Bogoso expansion project in 2007, we now anticipate reaching this goal in 2007. We continue to actively investigate potential acquisition and merger candidates which could further increase our annual gold production, however we presently have no agreement or understanding with respect to any specific potential transaction.

SIGNIFICANT TRENDS AND EVENTS DURING 2005

Quarterly Restatement for 2005 and Mark-to-Market Reporting

In the first quarter of 2005, EURO implemented hedge accounting for its forward gold pricing derivatives established in January. EURO also used hedge accounting for additional derivatives acquired in August 2005. In completing our audited consolidated financial statements for 2005, it was concluded that EURO's forward gold pricing derivatives did not qualify for hedge accounting under Cdn GAAP, AcG-13, "Hedging Relationships". As a result, EURO will restate its unaudited financial statements and we will restate our unaudited consolidated financial statements for the first three quarters of 2005. EURO and Golden Star will now be required to recognize mark-to-market valuations of EURO's forward gold pricing derivatives through the statements of operations at the end of each period. During 2005, EURO and Golden Star recognized gains and losses from the forward gold pricing derivatives in the statements of operations only in the periods in which they settled. Since EURO is a majority owned subsidiary, the impact of these changes flows through to Golden Star's consolidated financial statements in the same amounts and in the same periods as in EURO. The effect of the change on our first three quarters' results are as shown below:


ACCOUNT                                 First Quarter 2005     Second Quarter 2005       Third Quarter 2005
                                     --------------------------------------------------------------------------
( in $ millions, except per share    As Reported As Restated As Reported As Restated As Reported  As Restated
 data)
---------------------------------------------------------------------------------------------------------------
Royalty income                             $1.1         $1.1        $1.1        $1.0        $1.1          $1.0
Loss on derivative                            -          1.3         0.5         0.6         0.5           5.5
Provision for future income taxes           0.4          0.1         0.1           -           -           1.7
Net loss                                   (1.4)        (2.2)       (3.6)       (3.7)       (3.3)         (6.7)
Loss per share (basic)                    (0.01)       (0.02)      (0.03)      (0.03)      (0.02)        (0.05)

Future tax asset                            1.2          1.6         1.1         1.6         1.1           3.3
Loan fees                                   1.1          0.2         1.6         1.0         1.0           1.0
Fair value of derivatives                   1.0          1.3         0.5         1.9         0.6           7.4
Other accrued liabilities                  10.3         10.2        13.2        12.7        23.3          22.4
---------------------------------------------------------------------------------------------------------------

Golden Star will issue restated unaudited quarterly reports on Form 10-Q/As for the first three quarters of 2005, reflecting the impact of these changes.

St. Jude Acquisition

In late December 2005, we completed the acquisition of 100% of the outstanding shares of St. Jude. Our total cost to acquire St. Jude was $112.8 million. This includes issuance of 31.4 million of our common shares at a price of $3.45 each,
3.3 million warrants with an aggregate fair value of $1.0 million and 2.5 million options at an aggregate fair value of $1.6 million and $1.9 million of transaction costs. The transaction resulted in St. Jude shareholders holding approximately 19% of Golden Star on a fully diluted basis at the date of the acquisition.

St. Jude's principal assets are the Hwini-Butre and Benso gold projects at the southeastern end of the Ashanti gold belt region in Ghana. Based on our analysis of St. Jude's past exploration work, we reported in February 2006 measured and indicated Mineral Resources of 2.7 million tonnes at an average grade of 5.3 grams per tonne at Hwini-Butre and 2.6 million tonnes at an average grade of
3.77 grams per tonne at Benso. In addition, St. Jude has other exploration projects in Ghana, Burkina Faso and Niger.

Equity Financing

On December 30, 2005, we closed a bought deal equity  offering of  approximately
31.59 million common shares at Cdn$2.80 ($2.40) per common share and realized gross proceeds of approximately Cdn$88.5 million ($75.8 million). The net proceeds of the offering are being used to fund the development of the Bogoso sulfide expansion project and for general corporate purposes.

Wassa Start-Up

Following the completion of construction and commissioning in the first quarter of 2005, the Wassa mine was placed in service on April 1, 2005. Wassa has since processed 2.7 million tonnes of ore at an average rate of 9,789 tonne per day and an average grade of 0.91 grams per tonne, and has shipped and sold 69,070 ounces of gold.

Sale of Convertible Notes

On April 15, 2005 we sold $50 million of senior unsecured convertible notes (the "Notes") maturing on April 15, 2009, to a private investment fund. The Notes were issued at par and bear interest at 6.85%. The Notes are convertible to common shares at a fixed conversion price of $4.50 per share, a 48% premium to the closing price of the common shares on April 5, 2005. Proceeds from the sale of the Notes are being used for the Bogoso sulfide expansion project and for general corporate purposes.

Put and Call Options

We purchased gold put options ("puts") during 2005 to provide down-side gold price protection for a portion of our expected gold sales spread equally over the Bogoso sulfide expansion project construction period. This action reduced the risk of reduced cash flow from operations during the construction period that would otherwise have occurred as a result of a drop in gold prices. We sold call options ("calls") to offset the cost of a portion of the puts.

Each put gives us the right, but not the obligation, to sell an ounce of gold to a counter party on a specified future date at a contractually agreed upon strike price. Each put has a specified expiry date. The strike price of the put is set at a point below the spot market price on the date the put is established. The closer the put strike price is to the spot market price, the higher the cost of the put. We paid an average of $7.10 per ounce for the puts purchased in the second quarter of 2005 locking in an average strike price of $409.75 per ounce when the spot market price was between $427 and $429 per ounce.

A put, in effect, becomes an insurance policy that guarantees us a minimum gold price on ounces covered by the puts. Through our puts we have guaranteed that we will receive at least $409.75 per ounce for 140,000 ounces to be sold during 2006 and early 2007. If, on the expiry date, the spot market price is above the put strike price we will allow the put to expire unused. We are not required to deliver gold to cover a put.

Each call obligates us to sell an ounce of gold at a specified future date to a counter party at a contractually agreed upon price. If the spot market gold price exceeds the call strike price we will receive only the lower call strike price on ounces covered by the calls. We sell calls to and receive payment from a counterparty. If the counterparty declines to exercise the call on its expiry date (i.e. the spot market price of gold is below the calls strike price) the calls expire unused with no additional financial impact.

In the third quarter of 2005, we bought an additional 90,000 puts and at the same time sold 90,000 calls. The strike prices of the calls and the puts were set so that the revenue on the sale of the calls exactly offsets the cost of the puts, and thus no cash was required for the transactions. The strike price of the puts was set at $400 per ounce and the calls at $525 per ounce. At the time that these puts and calls were acquired the spot price of gold was between $424 and $440 per ounce.

Puts acquired in the second quarter of 2005 and outstanding at December 31, 2005 expire as follows: 90,000 in 2006 and 22,500 in 2007. Puts and calls acquired in the third quarter of 2005 expire at a rate of 5,000 per month between October 2005 and March 2007. In December 2005 we repurchased calls on 15,000 ounces at an average price of $4.13 per covered ounce. The repurchased calls were for December 2005 and January and February 2006.

Derivative accounting rules require that at the end of each period, the remaining unexpired puts and calls be revalued to their mark-to-market fair value (the price at which we could sell the puts or the price at which we could buy back the call options). The initial mark-to-market value of the puts was equal to the price we paid for them. The mark-to-market values at December 31, 2005 decreased because gold prices rose after we bought the puts thereby making it less likely that the floor price established by the puts would provide a future benefit. The $0.9 million decrease in the mark-to-market value of the puts as of December 31, 2005, has been recorded in our Consolidated Statement of Operations. The remaining fair value of the puts at December 31, 2005 was $0.1 million.

If the gold price were to fall in the future, the mark-to-market value of the puts would increase since it would be more likely that the floor price mechanism in the puts would provide an economic benefit. In such a case we would recognize a gain equal to the increase in the mark-to-market value of the puts.

The value of the call options is also marked to market each period in a manner similar to the put options. The only difference is that the mark-to-market value would be based on the price we would have to pay to the counter party to buy back the call options. As gold prices increase, the value of calls increase. The fair value of calls (the price we would have to pay to buy back the calls) was $2.3 million as of December 31, 2005 and we recognized a non-cash expense of this amount in our Consolidated Statement of Operations for the increase in the buy-back cost. It is noted that the mark-to-market fair value will be brought back into revenue in the statement of operations over the next 15 months.

Rand and Euro Forwards

During 2005 we established forward contracts for South African Rand and for Euros. We took this action to limit the potential impact of unfavorable foreign currency fluctuations on the cost of equipment and services we expect to acquire from South African and European vendors during the construction phase of the Bogoso sulfide expansion project.

At December 31, 2005 we held forward positions that allow us to buy 122.1 million South African Rand at an average exchange rate of 6.801 Rand per the dollar. All of these Rand forward positions as of December 31, 2005 expire in 2006. The fair value of the Rand positions at December 31, 2005 was $1.1 million more than we paid for them. This gain helped to offset the fair value loss on the puts and calls. We also held at December 31, 2005 forward positions that allow us to buy 2.5 million Euros at an average exchange rate of 0.8009 Euros per the dollar. At the end of December the fair value our Euro positions had dropped resulting in a $0.2 million loss. All of these Euro forwards expire in the first five months of 2006.

Acquisition of the Afema Property

In March 2005 we entered into an agreement allowing us to acquire a 90% interest in the Afema gold property in south east Cote d'Ivoire from Societe d'Etat pour le Developpement Minier de la Cote d'Ivoire. The Government of Cote d'Ivoire retains a 10% interest in this property. The Afema property covers an area of 2,012 square kilometers of the Sefwi Belt meta-volcanics and the Kumasi Basin meta-sedimentary rocks which extend into the Cote d'Ivoire. In Ghana, this `belt-basin' contact hosts the multi-million ounce Chirano and Bibiani gold deposits. In the 1990s approximately 125,000 ounces of gold were produced from oxide ores on the Afema property from several small open pits along a 12 kilometer strike-length. (See "Afema - Cote d'Ivoire" discussion above in "Item 2 Description of Properties" for additional information about the acquisition and activities at Afema during 2005.)

Temporary Mining Suspension at Bogoso/Prestea's Plant-North Pit

The Plant-North pit at Prestea has been developed in stages with the development of the final stage (Phase 3) commencing in August 2005. Initiation of Phase 3 mining was conditional on a number of mitigation measures identified in the Environmental Impact Statement. The Ghana Environmental Protection Agency ("EPA") requested suspension of mining of the Plant-North Phase 3 pit on September 13, 2005 and of the Plant-North pit on September 28, 2005 until certain outstanding mitigation measures were completed. The mitigation measures were completed and inspected by the EPA on October 19, 2005. On November 1, 2005, we received approval from the EPA to recommence mining operations at the Plant-North pit and mining activity was recommenced a few days later following a series of informational meetings with the Prestea community.

During the mining suspension at Plant-North, processing operations continued at the Bogoso processing plant using stockpiled ore. Mining and processing operations at the Wassa mine and construction activities on the Bogoso sulfide expansion project also continued without interruption.

Environmental Reclamation Bonds

In compliance with Ghana EPA requirements we provided environmental reclamation bonds during 2005 for both Bogoso/Prestea and Wassa. We bonded $3.0 million to cover future reclamation obligations at Wassa, with a $2.85 million letter of credit and $0.15 million of cash which was deposited with the EPA. We have also bonded $9.0 million to cover future reclamation obligations at Bogoso/Prestea, with an $8.1 million letter of credit and a $0.9 million cash bond.

EURO Ressources Loans and Derivatives

On January 8, 2005 EURO, a 53% owed subsidiary (formerly named Guyanor Ressources S.A.), drew down, under a loan agreement, $6.0 million from a commercial bank and paid the full amount to Golden Star as the first installment for the purchase of the Rosebel participation right (the "Rosebel Royalty") which it purchased from Golden Star for $12.0 million (plus contingent future payments based on production from the Rosebel mine in excess of 2.0 million ounces) in December 2004. In August 2005, EURO borrowed an additional $3.0 million from the same commercial bank and forwarded the proceeds to Golden Star leaving an outstanding balance due to Golden Star of $3.0 million (plus the future payments). As required by the loan agreements, EURO also entered into cash-settled forward gold pricing agreements with its lender designed to reduce in part the impact of gold price fluctuations on expected future Rosebel Royalty revenues it receives from Cambior Inc. EURO is now seeking funding to allow payment of the final $3.0 million owed to Golden Star. Covenants in the loan agreements preclude EURO from acquiring any additional debt without the bank's approval.

The first derivative agreement specifies that beginning April 20, 2005 and every three months thereafter until July 30, 2007, when the average gold price for the prior quarter is less than $421 per ounce, the bank will pay to EURO in cash an amount equal to 5,700 ounces times the difference between the $421 per ounce and the average gold price for the quarter. In quarters where the average gold price exceeds $421 per ounce, EURO will pay cash to the bank in an amount equal to 5,700 ounces times the difference between the average gold price and $421 per ounce. The 5,700 ounces is a notional amount agreed to by EURO and the bank. Neither EURO nor the bank is required to deliver gold under the agreement. The net effect of the agreement is that EURO receives royalty revenue on the first 5,700 ounces of gold mined at the Rosebel mine each quarter based on $421 per ounce gold price regardless of the actual gold price. We expect the Rosebel mine to produce approximately 80,000 ounces of gold per quarter.

As required under the August 2005 loan, EURO entered into another derivative agreement on 5,700 ounces per quarter from October 30, 2007 to January 29, 2010 at a price of $458.50 per ounce. The second derivative is structured exactly as the first derivative described above except for the higher agreed sales price.

Gold prices averaged $427, $427, $439 and $484 per ounce during the first, second, third and fourth quarters of 2005 resulting in EURO making payments to the bank of $0.04, $0.04, $0.1 and $0.4 million respectively in the four quarters of 2005. Since quarterly gold prices exceeded $421 per ounce (the forward sales price per the agreement) EURO's royalty revenues received from Cambior on the first 5,700 ounces in each quarter of 2005, were higher by the same amounts, thereby exactly offsetting the payments to the bank.

As required by its loan agreement with the bank, all Rosebel Royalty proceeds are initially deposited with the bank. Funds are subsequently disbursed to EURO on an as-needed basis. Excess funds retained by the bank are classified as restricted cash on the Golden Star consolidated balance sheet.

During 2005, EURO and Golden Star reported their unaudited quarterly financial results on the assumption that hedge accounting could be used for the derivatives, but in completing our audited consolidated financial statements for 2005, it was concluded that EURO's forward gold pricing derivatives did not qualify for hedge accounting under Cdn GAAP, AcG-13, "Hedging Relationships". As a result, EURO and Golden Star will restate their unaudited financial statements for the first three quarters of 2005 as discussed above. EURO and Golden Star will now be required to recognize mark-to-market valuations of EURO's forward gold pricing derivatives through the statements of operations at the end of each period. Since EURO is a majority-owned subsidiary, the impact of these changes flows through to Golden Star's consolidated financial statements in the same amounts and in the same periods as in EURO.

EURO Private Placement

EURO sold four million of its common shares at (euro)0.20 each in a private placement in December 2005 raising (euro)0.8 million. EURO also received, as part of the same transaction, (euro)0.05 million from the sale of 1.0 million warrants which allow the holder to purchase EURO's common shares at (euro) 0.45 each until December 12, 2007. EURO plans to use the proceeds to augment its working capital and to pursue new investment opportunities.

Based on the dilutive effect of the private placement on Golden Star's ownership position and on a zero value in EURO's minority interest account, Golden Star recognized a $1.0 million gain on the transaction.

Gold Prices

Gold prices have generally trended upward during the last five years, from a low of just under $260 per ounce in early 2001 to a high above $560 per ounce in January 2006. Much of the price increase during this period appears to be related to decreases in the value of the US dollar versus other major foreign currencies, but in recent quarters prices appear to be responding to additional influences with a resulting increase in the rate of increase. Our realized gold price for shipments during 2005 averaged $446 per ounce compared to $410 per ounce average price received in 2004.

Illegal Mining

There has been a significant increase in illegal gold mining in Ghana over the past two years which has impacted most of the gold producers in the country including us. This trend is raising concern about property rights, environmental degradation, security and safety issues. Many of the major producers, including Golden Star, have sought government assistance to find peaceful and equitable resolutions to these problems.

Most of the illegal mining on our properties has taken place at Prestea, particularly toward the southern end of the Prestea property. Due to security concerns and our policy of avoiding unnecessary confrontation, we have limited access to many of the areas on our property where illegal mining is occurring. As a result we have not been able to update estimates made in the fourth quarter of 2004 of gold illegally removed from our property. In addition, we have not been able to carry out a comprehensive survey of the environmental degradation caused by the illegal miners, but aerial surveys indicate it is extensive and it includes improper disposal of waste, mercury pollution from the mercury used by the illegal miners to recover the gold, deforestation and possible acid mine drainage.

In February 2005, Ghana government authorities resolved formally, with the support of the Chamber of Mines and other stakeholders, that illegal mining would not be tolerated and accordingly notice was given by the Ghana government to illegal miners nationwide that they were to cease all illegal mining operations. In particular, the government singled out illegal miners who are operating on our Bogoso/Prestea property, and the government announced that they would undertake measures using government security agencies to remove the illegal miners if they did not voluntarily depart. The notice given by the Ghana government has expired.

Separately, the Ghanaian Minister for Lands, Forestry and Mines commenced an initiative to simplify the process for persons to become legitimate small scale miners and to identify suitable areas for legitimate small scale mining. Several areas, which are outside our property holdings, have been designated by the Ghana Minerals Commission for such purposes. The Ghana government and its agencies have also carried out educational programs for the illegal miners and the nearby communities relating to the negative social, health and environmental impacts of illegal mining. The program also seeks to make illegal miners aware of the government's small scale mining initiative and educates them on environmental and safety issues.

We, and most of the other gold mining companies working in Ghana, are working closely with the Ghana government to reduce tensions in the area and to reduce the risk of an escalation of the situation and possible injury to people and damage to property. Unfortunately, the actions proposed by the government have caused unrest in the community at Prestea resulting in a number of protests and demonstrations during which violence has occurred and during which illegal miners have entered our pits where they damaged property and removed ore.

RESULTS OF OPERATIONS

2005 Compared to 2004 - Summary

Summary - We incurred a net loss of $(13.5) million or $(0.094) per share on revenues of $96.0 million during 2005 versus net income of $2.6 million or $0.019 per share on revenues of $65.0 million during 2004. While gold revenues in 2005 were $29.0 million higher than in 2004, due mostly to production from our new Wassa mine and from higher realized gold prices, operating costs were $48.5 million higher, also due mostly to costs from Wassa and increased costs at Bogoso/Prestea. The major factors contributing to the $16.1 million swing in operating results include a $9.1 million operating loss at Wassa, a $10.0 million reduction in operating income at Bogoso/Prestea on lower gold production and higher operating costs and a $9.6 million unrealized, non-cash mark-to-market adjustment for the EURO derivatives. In addition, a $2.3 million increase in interest expense and $1.4 million of impairment write offs of exploration properties were partially offset by a $4.3 million reduction in corporate development costs, a $1.7 million increase in royalty income and a $1.0 million gain from sale of common shares by our subsidiary EURO. Recognition of a $6.4 million tax asset at EURO, the recognition of a $4.9 million tax asset related to the 2006 sale of Moto shares and a $1.5 million increase in tax assets at BGL reduced our net loss by $12.9 million. Realized gold prices averaged $446 per ounce during 2005, a 9% increase from the $410 per ounce realized in 2004.


SUMMARY OF FINANCIAL RESULTS                  2005              2004              2003
----------------------------------------------------------------------------------------------
Gold sold (oz)                               200,968           147,875           174,315
Average price realized ($/oz)                  446               410               364
Total revenues (in $ thousands)              95,465            65,029            64,370
Cash flow provided by operations              1,060            13,910            29,076
Net income/(loss) (in $ thousands)           (13,531)           2,642            21,956
Net income/(loss) per share - basic ($)      (0.094)            0.019             0.198
----------------------------------------------------------------------------------------------


Bogoso/Prestea Operations - Bogoso/Prestea generated $3.3 million of after-tax operating income during 2005 on sales of 131,898 ounces of gold, down from $13.3 million of after-tax operating income on sales of 147,875 ounces in 2004. The major factors contributing to 2005's lower earnings were lower gold sales and increases in operating costs. Gold production was down 15,977 ounces in 2005 versus 2004 due to a combination of lower plant through-put and lower gold recovery, both of which were caused by the metallurgical characteristics of the deeper, harder non-refractory sulfide Plant-North ores processed in 2005 versus the shallower and softer oxide and non-refractory sulfide ores milled in 2004. The first five months of 2004 benefited from the oxide ores processed in that period which yield higher mill throughput rates, better recovery and lower operating costs than did the transition and non-refractory sulfide ores processed during 2005. Processing of low grade stock pile material in September and October 2005, during the EPA's requested mining stoppage also contributed to the decrease in ounces of gold sold.

      BOGOSO/PRESTEA
                               ------------------------------------------------
    OPERATING RESULTS               2005            2004            2003
-------------------------------------------------------------------------------
Ore mined (t)                        1,646,276       1,411,243       2,001,905
Waste mined (t)                     10,740,550       8,065,915       6,791,926
Ore processed (t)                    1,557,881       1,650,412       2,093,600
Grade processed (g/t)                     4.14            4.09            3.29
Recovery (%)                              60.7            67.3            81.2
Gold sold (oz)                         131,898         147,875         174,315
Cash operating cost ($/oz)                 338             250             166
Royalties ($/oz)                            13              14              18
Total cash cost ($/oz)                     351             264             184
-------------------------------------------------------------------------------


Mining costs in 2005 increased $6.2 million at Bogoso/Prestea versus 2004. Increases in fuel and labor charges accounted for approximately half of the increase in costs. The balance of the increase was a combination of higher costs for supplies and consumables including explosives, ore haulage contracts, drilling supplies, grinding balls, maintenance and tires.

The Bogoso processing plant processed an average of 4,268 tonnes per day at an average grade of 4.14 grams per tonne, as compared to 4,526 tonnes per day at
4.09 grams per tonne in the same period in 2004. Gold recovery dropped to 60.7% in 2005 from 67.3% in 2004, the higher recovery in 2004 a function of the oxide ore processed in the first half of 2004.

The lower gold output and higher mine operating costs resulted in a significant increase in unit costs. Cash operating costs averaged $338 per ounce in 2005, compared to $250 per ounce in 2004, and total cash costs averaged $351 per ounce, up from $264 per ounce in 2004.

Wassa Operations - The Wassa operating results discussed below are for the nine month period following Wassa's April 1, 2005 in-service date. There was no production from Wassa in 2003 and 2004.

Wassa generated a $9.1 million after-tax operating loss in the nine months ended December 31, 2005 on sales of 69,070 ounces of gold. Cash operating costs averaged $468 per ounce and total cash costs averaged $482 per ounce. The Wassa processing plant processed an average of 9,789 tonnes per day at an average grade of 0.91 grams per tonne with a gold recovery of 88.7%.

            WASSA
                               ------------------------------------------------
      OPERATING RESULTS             2005            2004            2003
-------------------------------------------------------------------------------
Ore mined (t)                        2,059,777        -               -
Waste mined (t)                      7,848,410        -               -
Ore processed (t)                    2,691,923        -               -
Grade processed (g/t)                     0.91        -               -
Recovery (%)                              88.7        -               -
Gold sold (oz)                          69,070        -               -
Cash operating cost ($/oz)                 468        -               -
Royalties ($/oz)                            14        -               -
Total cash cost ($/oz)                     482        -               -
-------------------------------------------------------------------------------

Overall, Wassa's operating results were disappointing. We had anticipated higher mill through-put, higher grades, and lower operating costs than those achieved. Operating costs were adversely impacted early in the year by high power costs from our diesel fired, on-site power plant. This was remedied by late June when Wassa was connected to the national power grid. Mining costs were also higher than expected early in the year as we utilized contract miners and used smaller than optimal, rented mining equipment. By the end of 2005 we had completed the acquisition of our own fleet of new nominal 100 tonne haulage trucks and hydraulic loaders. The lower power costs and more efficient mining equipment should contribute to lower costs during 2006.

Several design bottlenecks were discovered at the processing plant during Wassa's first nine months of operations and certain improvements were made during the year, but at year end we were still dealing with frequent plant blockages mostly related to the high clay content of the weathered, near-surface ores mined and processed in 2005. By the end of 2005 we had mined to sufficient depth in the pit to access fresher ores which have lower clay content and which we expect will reduce some of the plant blockage problems in the future. As a result we expect better mill throughput in 2006. Finally, as we progress deeper into the fresh ore we expect the ore grades to improve. The higher grades are also expected to help achieve higher gold recovery rates.

Derivatives - The $12.4 million in unrealized, non-cash mark-to-market losses were mostly a result of the impact of higher gold prices on EURO's forward gold price agreements (a loss of before tax of $9.6 million), Golden Star's calls (a loss of $2.3 million), and puts (a loss of $0.9 million.) Our Euro currency accounts lost $0.2 million. A $1.1 million mark-to-market gain on the forward Rand positions partially offset the put, call and EURO losses. EURO also recognized a $0.5 million reduction in royalty revenues for cash payments made related to its derivative positions, such payments being related to increases in gold prices during the year.

Interest - The increase in interest expense is a function of increased balances on equipment financing loans, EURO's bank loans and interest on the $50 million of convertible notes sold during 2005. In addition to the interest expense shown on the consolidated statement of operations, $1.8 million of interest was capitalized as part of the Bogoso sulfide expansion project.

Other revenues and costs - The operating and non-operating losses and higher costs were partly offset by a $1.6 million increase in royalty income from the Rosebel royalty related to higher gold prices and increased output from Cambior Inc.'s Rosebel mine. The increase in the royalty also reflects the fact that the Rosebel mine and its associated royalty did not commence production until near the end of the first quarter in 2004, yielding only a partial year of operations in 2004. Corporate development charges in 2005 were down from 2004 when we incurred $4.5 million of expense in an unsuccessful merger attempt.

2004 Compared to 2003

Net income for 2004 totaled $2.6 million or $0.019 per share on revenues of $65.0 million, versus net income of $22.0 million or $0.198 per share on revenues of $64.4 million during 2003. Higher gold prices and ore grades in 2004 were more than offset by decreased gold production, higher costs per ounce and $4.5 million of corporate development expenses mostly related to an unsuccessful merger attempt. Recognition of future tax assets added $1.5 million to net income in 2004 versus nil in the prior year.

Realized gold prices averaged $410 per ounce for the year, a 13% increase from the $364 per ounce realized in 2003. Gold revenues were based on sales of 147,875 ounces, a 15% decrease from 174,315 ounces in 2003. The change in ore type during 2004 was the major factor contributing to the reduced gold output versus the prior year. During 2003 we processed exclusively oxide ores while during most of 2004 we processed harder and more complex transition and non-refractory sulfide ores which, due to the harder ore and complex metallurgy, resulted in lower gold recovery and lower plant throughput. We processed a mixture of oxide, transition and non-refractory sulfide ores in the first half of 2004 and a mixture of transition and non-refractory ores in the second half of the year. Gold recovery averaged 73.6% during the first half of 2004 but dropped to approximately 60.2% in the second half. Plant throughput averaged 5,141 tonnes per day in the first half of the year but decreased to 3,884 tonnes per day in the second half. Unusually high rainfall also impeded ore availability and plant efficiency in the third quarter by causing flooding in the pit and wet ore handling problems at the processing plant.

As anticipated, operating costs increased both in absolute terms and on a per unit basis at Bogoso/Prestea during 2004 due primarily to the harder nature of the transition and non-refractory sulfide ores processed after April 2004. Increases in fuel and electric power costs added approximately $1.5 million to operating costs during the year. Plant maintenance, explosives, liner costs and grinding media costs all increased by a total of approximately $1.6 million as compared to 2003. The harder ore required increased amounts of certain consumables which increased costs by another $0.7 million. We also experienced increased costs in other maintenance areas, labor, community assistance, camp costs and other overhead areas. A reduction in work-in-process inventory and a $0.7 million provision for redundancies also contributed to the higher costs.

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

A $1.5 million tax benefit was recorded during 2004. Recognition of a deferred tax asset was deemed appropriate at the end of 2004 in light of the continued operating profits at BGL. We have substantial tax assets in Canada and France mostly due to past losses, capital allowances and tax pools, but a tax valuation allowance has been provided in an amount equal to net tax assets in these jurisdictions.

DEVELOPMENT PROJECTS

Bogoso Sulfide Expansion Project

Nearly 75% of the remaining ore reserves at Bogoso/Prestea are refractory and cannot be processed at our existing plant. We therefore made a decision in June 2005 to construct a new 3.5 million tonne per annum processing facility at Bogoso alongside the existing non-refractory processing plant. The new plant, which is currently under construction, will utilize the proprietary BIOX(R) bio-oxidation technology to treat the refractory sulfide ore. When completed in late 2006, the new sulfide processing plant and the existing CIL plant are together expected to process a combined 5.0 million tonnes per year. The existing CIL mill will retain its current configuration and will continue to process non-refractory ores during the construction phase of the new BIOX(R) plant. After the new BIOX(R) plant comes on line, it is anticipated that the existing Bogoso CIL plant will process mostly oxide ores and the BIOX(R) plant will process mostly refractory sulfide ores and mixed oxide-refractory ores. The two plants sitting side-by-side are expected to provide operational efficiencies since they will share common management, labor, reagent inventories, warehouse parts and maintenance efforts. And with the two plants and their differing technologies, we should be able to effectively process all of the ore types known to exist in the Bogoso/Prestea area.

Construction work is proceeding within schedule and budget. Ordering of long lead-time items is substantially complete as is the detailed engineering design. Concrete work is well progressed for all of the equipment. The stainless steel BIOX(R) reactor tanks have been erected and structural steel erection is commencing. Erection of the CIL tanks is also nearing completion which will allow structural steel erection to also commence in this area. The electrical contractor has mobilized and has commenced work. The crusher and new SAG mill were shipped to Ghana in March and the ball mill is already on site and mounted on its pedestal.

The design and construction of the expansion project is being managed by GRD Minproc on an engineering, procurement and construction management basis. Work has proceeded under a letter of agreement entered into in February 2005 and a definitive contract is expected to be finalized shortly.

During the first several years of its life, the new BIOX(R) plant is expected to process sulfide ores from pits on the Bogoso property. Pre-stripping at two of these sulfide pits is now underway using new mining equipment acquired since mid-2005. The non-refractory plant will continue to process non-refractory ores from the Plant-North pit at Prestea until completion of mining in the fourth quarter of 2006. Afterward we plan to feed the non-refractory plant with oxide ores from Pampe, Mampon and various areas on the south end of the Prestea property.

We estimate that the total capital cost of the new sulfide plant project, including the expansion of the mining fleet, to be approximately $125 million, and expect construction to be completed by late 2006. At the end of 2005 approximately $36.7 million of the total had been spent.

In 2007, following completion of the BIOX(R) plant, we expect combined gold production from the two Bogoso plants to be approximately 370,000 ounces at an average cash operating cost of $330 per ounce. Based on our metallurgical testwork, gold recoveries from the BIOX(R) process are expected to average 86% and vary between 78% and 88%.

Prestea Underground

Underground drilling and sampling continued during 2005 at the Prestea Underground resulting in an increase in the non-reserve inferred resource of 6.1 million tonnes at an average grade of 8.14 grams per tonne. By the end of 2005 dewatering efforts had provided access to some of the lowest levels of the old workings and new drills were mobilized underground to start work on the deep levels where ore grade material was being extracted when mining ceased in 2002. We intend to accelerate the underground drilling, especially at the lower levels during 2006 and expect to have a much better assessment of the potential of the underground potential by year-end 2006.

St. Jude Properties

We have budgeted approximately $4.6 million of exploration work during 2006 on the St. Jude Properties including the evaluation of several previously untested areas on the St. Jude Properties. If our exploration, testing and studies verify St. Jude's earlier exploration results we would anticipate releasing Mineral Reserve numbers for the St. Jude Properties during 2006.

EXPLORATION PROJECTS

Total expenditures on exploration activities in 2005 were $17.1 million, down slightly from $18.2 million in 2004. During 2006 we plan to continue our exploration efforts to identify exploration opportunities and new resources in Africa, South America and elsewhere. The main exploration focus in 2005 was to increase the level of confidence in our resources and reserves around our existing mining operations at Bogoso-Prestea and Wassa, and to use our knowledge of the regional geology of southwest Ghana and adjacent areas to acquire and explore properties that provide significant synergies with our existing operations.

Exploration in Ghana

During 2005 our exploration in Ghana focused on converting resources to reserves, and defining mineralization that could be economically processed through our existing facilities at Bogoso and Wassa. The Ghana exploration activities totaled approximately $13.4 million and accounted for approximately 78% of our 2005 exploration spending including:

o Drilling of refractory sulfide mineralization at Chujah and Dumasi at Bogoso, which converted a substantial proportion of the previously inferred and indicated resources to reserves. These reserves will underpin the Bogoso sulfide expansion project currently nearing completion.

o Drilling around the South Akyempim zone at Wassa, which delineated significant new zones of mineralization at higher grades and provided the basis for most of the 16% net increase in reserves at Wassa.

o Drilling at Pampe on the Akropong Trend west of Bogoso, which defined a modest non-refractory resource which potentially can be processed through the Bogoso oxide circuit commencing in late 2006 and in 2007.

o Drilling at Mampon, which increased the confidence in the reserves there in preparation for permitting for mining in 2007 and 2008.

Only limited drilling of oxide targets was undertaken during 2005, with the emphasis on increasing sulfide reserves to support Bogoso sulfide expansion project.

Exploration Elsewhere in Africa

Exploration continued on our Mano River joint venture in Sierra Leone, with regional soil sampling programs revealing major new zones of gold anomalism on the Pampana and Sonfon properties. In 2006 we plan to more closely define these anomalies with further soil sampling prior to drilling.

In early 2005 we entered into an option to purchase the 2012 square kilometer Afema property in southeast Cote d'Ivoire. This property lies within extensions of the prolific Birimian Sefwi Belt, which in Ghana hosts the multi-million ounce Ahafo, Bibiani and Chirano deposits. Initial exploration has revealed extensive new gold-in-soil anomalies that will be a focus for further exploration in 2006.

Following disappointing results from the Mininko joint venture in Mali, this project was dropped in the first quarter of 2005.

Exploration on the Guiana Shield

Due to similarities in the geology and ages of the rocks, we consider the Guiana Shield in the northeast corner of South America as a geological extension of the West African shield where our Ghanaian properties are located. Following a restructuring of our holdings on the Guiana Shield during 2004 we have revitalized our exploration there, with an emphasis on our properties in Suriname and French Guiana.

In Suriname we completed a limited diamond core drilling program at Saramacca to test a previously identified 5 kilometer long gold-in-soil anomaly, termed Anomaly M. This drilling returned encouraging results from a number of holes, and in 2006 we plan to follow up the initial relatively shallow drilling with a second phase of core drilling to test the mineralization at greater depths.

In French Guiana we completed broad-spaced first-pass soil sampling on the Bon Espoir property, targeting a major mineralized shear zone. Initial results have not been encouraging but have highlighted the regional potential of the structure for future work.

2006 Opportunities

We have budgeted $16.5 million for exploration in 2006, and intend to focus our efforts on core assets in Ghana, including the newly acquired St Jude Properties at Hwini-Butre and Benso. Key areas where we plan to be active include:

o    Mineralized areas around the operating mines;

o Prestea Underground, where we have intensified exploration to allow feasibility (upper levels) and scoping studies (deep levels) to commence in early 2007;

o Prestea South - Bondaye area, where we plan to resume drilling of the known oxide targets to allow feasibility and permitting to be completed by end 2006;

o Hwini-Butre and Benso, where intensive drilling programs are planned to be undertaken to allow feasibility and permitting by the end of 2006.

By the end of 2005, dewatering efforts at the Prestea Underground had cleared the lowest sections of the old underground workings and an extensive underground drilling program has been initiated which will continue during most of 2006 to test areas immediately below the deepest old workings. We believe these deeper levels provide the best opportunities for significant new discoveries in the Prestea Underground. We intend to complete an initial feasibility study by the end of 2006 evaluating the economic potential of restarting production from the Prestea Underground mine.

Other opportunities include:

o Saramacca Anomaly M in Suriname, where we plan to follow up the encouraging 2005 drilling;

o Cote d'Ivoire and Sierra Leone, where we plan to advance our interests to key decision points;


LIQUIDITY AND CAPITAL RESOURCES

Operations generated $1.1 million of cash during the year. This compares to $13.9 million of cash generated by operations in 2004. Lower gold output at Bogoso/Prestea and higher than expected operating costs at both Bogoso/Prestea and Wassa contributed to the decrease in cash flow from operations.

Financing activities provided $143.3 million of cash in 2005. New debt, including equipment financing loans, convertible notes and bank loans accounted for $71.2 million of the total and an equity offering in December 2005 contributed $71.7 million after issuance costs. Option and warrant exercises yielded $1.4 million of cash during 2005.

Capital assets and capital projects including deferred exploration, new mining equipment and our major development projects used $110.8 million during the year. Approximately $36.7 million was spent on the Bogoso sulfide project during 2005 including construction costs of the new sulfide plant and additional sulfide development drilling in and around the sulfide pits at Bogoso. A total of $36.3 million was spent on plant and equipment needs with completion of construction of the new plant at Wassa, new mining equipment at Wassa and Bogoso and development drilling in and around Wassa and Bogoso/Prestea being the major items making up the total. A total of $6.0 million was spent on exploration projects outside the Wassa and Bogoso/Prestea operation areas.

Our cash and cash equivalent balance stood at $89.7 million at December 31, 2005, up from $51.7 million at the end of 2004. At December 31, 2005, working capital was $90.0 million, versus $61.3 million at the end of 2004.

Liquidity Outlook

Capital expenditure plans for 2006 include the following projects:

                                                             Amount
Capital Spending                                           (millions)
----------------------------------------------------------------------
Development
----------------------------------------------------------------------
Bogoso Expansion Project                                       $ 89.0
----------------------------------------------------------------------
Bogoso/Prestea pre-stripping and inventory build up              25.0
----------------------------------------------------------------------
Pampe                                                             4.0
----------------------------------------------------------------------
Mampon                                                            1.2
----------------------------------------------------------------------
St. Jude properties                                               1.0
----------------------------------------------------------------------

----------------------------------------------------------------------
Sustaining Capital
----------------------------------------------------------------------
Bogoso/Prestea                                                    7.0
----------------------------------------------------------------------
Prestea Underground care and maintenance                          4.8
----------------------------------------------------------------------
Wassa                                                             6.2
----------------------------------------------------------------------

----------------------------------------------------------------------
Exploration
----------------------------------------------------------------------
Bogoso/Prestea                                                    1.7
----------------------------------------------------------------------
Prestea Underground                                               3.3
----------------------------------------------------------------------
Wassa                                                             0.9
----------------------------------------------------------------------
St. Jude properties                                               4.6
----------------------------------------------------------------------
Other                                                             6.3
----------------------------------------------------------------------

----------------------------------------------------------------------
Total                                                          $155.0
----------------------------------------------------------------------

Approximately 80% of the expected Bogoso expansion project spending is scheduled in the first half of 2006. And 90% of all capital spending is scheduled in the first three quarters of 2006.

Cash on hand stood at $89.7 million at December 31, 2005. At current gold prices (approximately $550 per ounce) we expect both Bogoso/Prestea and Wassa to generate positive operating cash flows in 2006, but this source of funding along with the $89.7 million of cash at the start of 2006, will not meet all of our growth needs. In March 2006, we exercised the remaining Moto warrants bringing our total Moto ownership to six million shares and immediately sold all the shares in a bought-deal transaction in Canada for Cdn$7.50 per share. The sale of the six million shares resulted in net proceeds to Golden Star of Cdn$45.0 million ($38.9 million). We are currently negotiating with banks to set up a $30 million revolving line of credit that could be drawn on if we find that cash from operations and cash on hand, including proceeds from the Moto shares in March 2006, are not sufficient to meet our projected needs. We may also consider selling other non-key assets if necessary to complete our capital plans during 2006.

LOOKING AHEAD

Our main objectives for 2006 include:

o completion of mining and commencement of reclamation at the Prestea Plant-North pit;

o permitting and commencement of oxide mining from Pampe on the Akropong trend west of Bogoso, to provide oxide ore to the Bogoso plant following exhaustion of the Prestea Plant-North ores;

o    commencement of sulfide mining at Bogoso;

o    completion  of  construction  and   commissioning  of  the  Bogoso  sulfide
     expansion project by the end of 2006;

o    achievement of improved production rates and costs at Wassa;

o    a continued high level of exploration effort;

o    continued evaluation of the Prestea Underground potential;

o    assimilation and further exploration of the St. Jude Properties; and

o continuation of efforts to identify and pursue acquisition and growth opportunities in Ghana and elsewhere.

We expect gold production at Bogoso/Prestea during 2006 to total approximately 180,000 ounces at an average cash operating cost for the year of $330 per ounce. We expect production in the first quarter to be 20,000 ounces at a commensurately higher cash operating cost reflecting scheduled lower throughput and grades in that quarter. Production is the expected to increase gradually through the second and third quarter, and significantly in the fourth quarter when production from the new BIOX(R) facility is expected to commence.

We expect 2006 gold production at Wassa to total approximately 120,000 ounces at an average cash operating cost of approximately $340 per ounce. We expect production in the first quarter of about 24,000 ounces and for production to increase gradually throughout the remainder of the year as a result of improving throughput and increasing grade. Cash operating costs should decrease significantly after the first quarter due to a lower stripping ratio through the rest of the year and should improve gradually through the remaining three quarters commensurately with the increasing grade and gold production profile.

As more fully disclosed in the Risk Factors Item 1A above, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

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

Ghana is endowed with abundant mineral resources and is actively pursuing policies designed to support expansion of its mineral industry. Because of the political stability and supportive policies, several international mineral companies have initiated exploration and mining activities in Ghana in recent years and we are now seeing some of these companies making significant investments in gold exploration and development.

It is our policy and our intent to be a responsible corporate citizen of Ghana and as such we have worked diligently to establish good working relationships with both local and national governmental authorities as well as with the local citizens in the areas adjacent to our operations.

Recently,  however,  we have  experienced  ongoing and  escalating  incidents of artisanal miners illegally working on our properties in Ghana. While we are sympathetic to the economic needs of those engaged in this activity, such mining is illegal, unsafe and results in uncontrolled environmental damage. In addition, failure to discourage illegal mining on our properties could jeopardize legal title to our mineral rights. As such we have sought to stop this activity both by dialogue with the government and by establishing a security presence. The governmental authorities in western Ghana are aware of the illegal mining situation and have been of assistance in our efforts to discourage such activity but more needs to be done.

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

RELATED PARTY TRANSACTIONS

During 2005 we obtained legal services from a legal firm to which our Chairman is counsel. Total value of all services purchased during 2005 was $1.2 million. Our Chairman did not personally perform any legal services for us during 2005 nor did he benefit directly or indirectly from payments for the services performed by the firm.

During 2005, a corporation controlled by Michael A. Terrell provided management services (including those of Mr. Terrell) to St. Jude for which it was paid Cdn$250,000. Mr. Terrell became a director of Golden Star following our acquisition of St. Jude in December.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements reflect the application of Cdn GAAP, which is different in certain material respects from US GAAP. The accounting policies reflected therein are generally those applied by similarly situated mining companies in Canada. Our accounting policies under Cdn GAAP are described in Note 1 to our consolidated financial statements.

Preparation  of  our  consolidated  financial  statements  requires  the  use of estimates and assumptions that can affect reported amounts of assets, liabilities, revenues and expenses. Accounting policies relating to asset impairments, depreciation and amortization of mining property, plant and equipment, tax assets and site reclamation/closure accruals are subject to estimates and assumptions regarding reserves, gold recoveries, future gold prices, future operating and reclamation costs and future mining activities.

Decisions to write off, or not to write off, all or a portion of our investment in various properties, especially exploration properties, subject to impairment analysis, are based on our judgment as to the actual value of the properties and are therefore subjective in most cases. We have written off substantially all of our pre-1999 investments in exploration properties based upon our assessments of the amounts recoverable from these properties. Additional exploration properties have been found to be impaired and were written off in 2005, 2004 and 2003. We continue to retain title to certain properties after impairment write-offs as future events and discoveries may ultimately prove that they have significant value.

Listed below are the accounting policies and estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

o Ore stockpiles: Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tonnes of ore added and removed from the stockpile, the number of contained ounces based on assay data, and the estimated recovery percentage based on the expected processing method. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore including applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and are removed at the average mining cost per tonne for material processed. Stockpiles are reduced as material is removed and fed to the mill. A 10% adjustment of the stockpile value, based on stockpile levels in recent periods, would change the carrying value of the stockpile inventory by approximately $0.6 million and a 10% change in operating costs would yield the same amount.

o Impairment Charges: We periodically review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable from continued operation of the asset. An asset impairment is considered to exist if the sum of all estimated future cash flows, on an undiscounted basis, are less than the carrying value of the long-lived asset. The determination of expected future cash flows requires numerous estimates about the future including gold prices, operating costs, gold recovery, reclamation spending, ore reserves and capital expenditures. A review of Bogoso/Prestea's and Wassa's expected future cash flows as of December 31, 2005 indicated that there is no impairment.

o Mining properties: Mine properties recorded on our financial records are amortized using a units-of-production method over proven and probable reserves. Reserve estimates, which serve as the denominator in units of production amortization calculations, involve the exercise of subjective judgment and are based on numerous assumptions about future operating costs, future gold prices, continuity of mineralization, future gold recovery rates, spatial configuration of gold deposits, and other factors that may prove to be incorrect. A 10% adjustment in estimated reserves could result in an approximately $1.6 million annual change in amortization expense.

o Tax Assets: Recognition of future tax assets requires an analysis of future taxable income expectations to evaluate the probability of sufficient future taxable income to utilize the accrued tax benefits. Determination of expected future taxable income requires numerous estimates of future variable including but not limited to, gold prices, operating costs, gold recovery, ore reserves, gold production, ore grades, administrative costs, tax rates, and potential changes in tax laws.

o Asset retirement obligation and reclamation expenditures: Accounting for reclamation obligations requires management to make estimates at each mining operation of reclamation and closure costs to be incurred in the future as required to complete the reclamation and environmental remediation work mandated by existing laws, regulations and customs. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Based upon our current situation, we estimate that a 10% increases in total future reclamation and closure costs would result in an approximately $1.2 million increase in our asset retirement obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

Section 3831 - Non-Monetary Transactions: Issued in June 2005, replaces the previous recommendations of Section 3830 and establishes new guidelines for the evaluation and disclosure relating to non-monetary transactions. Its provisions determine whether a non-monetary transaction is to be measured at fair value or at book value. This section will be effective for non-monetary transactions concluded in periods beginning on or after January 1, 2006.

Section 1530 - Comprehensive Income: Introduces new disclosure requirements regarding comprehensive income and its components, as well as net income, in its financial statements. As a consequence, certain unrealized gains and losses, which would otherwise be excluded from the calculation of net income and be assigned directly to shareholders' equity, will be used to calculate comprehensive income. This section will be effective for fiscal years beginning on or after October 1, 2006. We will adopt this new requirement in our 2007 reporting.

Section 3855 - Financial Instruments, Recognition and Measurement: Determines the time and value at which a financial instrument must be recorded in the balance sheet. In some cases, it may be measured at fair value or, in other cases, at cost. The standard also provides for the manner in which gains and losses related to financial instruments are to be recorded. This section will be effective for interim periods and fiscal years beginning on or after October 1, 2006. We will adopt this new requirement in our January 2007 reporting.

Section 3861 - Financial  Instruments - Disclosures and  Presentation:  Replaces
Section 3860 "Financial Instruments - Disclosure and Presentation", and establishes requirements for presentation and disclosure of financial instruments and non-financial derivatives.

Section 3865 - Hedges: Provides guidance for hedge accounting when applied to certain derivatives that meet the definition of a hedge. Application of Section 3865 to derivatives that qualify as hedges is optional, but once a derivative is classified as a hedge, the provisions of Section 3865 are then mandatory.
Section 3865 replaces AcG-13, "Hedging Relationships" and completes the provisions of Section 1650, "Foreign Currency Translation", by addressing how to account for hedges and related disclosure of information requirements. This section will be effective for fiscal years beginning on or after October 1, 2006. We will adopt this new requirement in our January 2007 reporting.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

TABLE OF CONTRACTUAL OBLIGATIONS


       Contractual Obligations                       Payment due by period (thousands)
                                      ---------------------------------------------------------------
      (as of December 31, 2005)          Total    Less than 1  1 to 3 years 3 to 5 years More than
                                                       year                                  5 years
-----------------------------------------------------------------------------------------------------
Long term debt (1)                        $73,486       $6,855      $12,448      $54,183          $-
-----------------------------------------------------------------------------------------------------
Interest on long term debt                 15,869        5,057        9,418        1,394           -
-----------------------------------------------------------------------------------------------------
Operating lease obligations                   441          143          298            -           -
-----------------------------------------------------------------------------------------------------
Asset retirement obligations(2)            20,129        3,107        4,478        2,161      10,383
-----------------------------------------------------------------------------------------------------
Total                                    $109,925      $15,162      $26,642      $57,738     $10,383
-----------------------------------------------------------------------------------------------------

          (1) Includes $50.0 million of convertible notes maturing in 2009. Golden Star has the right to repay the $50.0 million in cash or in common shares at the due date under certain circumstances. The presentation shown above assumes payment is made in cash and also assumes no conversions of the debt to common shares by the note holders prior to the maturity date.

          (2) Other long term liabilities represent asset retirement obligations. Asset retirement obligations include several estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves which in turn determine the ultimate closure date, which in turn impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as "Asset retirement obligations" on the balance sheet of $11.4 million as of December 31, 2005. The amounts shown above are undiscounted to show full expected cash requirements.

OUTSTANDING SHARE DATA

This MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION includes information available to March 27, 2006. As of March 27, 2006 we had outstanding 207,265,758 common shares, options to acquire 6,828,451 common shares, warrant to acquire 11,724,334 common shares and convertible notes which are convertible into 11,111,111 common shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio and debt, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

From time to time we invest excess cash in high quality short-term debt instruments. The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that, given the cash balances expected during 2006, a 1% change in interest rates would result in a $0.1 to $0.3 million change in annual interest income.

We have both fixed rate and variable rate debt. At December 31, 2005 we had $7.7 million of variable rate debt which carries an interest rate of LIBOR plus 2.5%. We estimate that a 1% increase in the interest rate on the variable rate debt would result in a $0.1 million change in annual interest expense. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

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

While in the past we have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates, during 2005 we entered into forward purchase contracts for the South African Rand and the Euro to hedge expected future purchases of capital assets in South Africa and Europe associated mostly with the Bogoso sulfide expansion project. We also hold portions of our cash reserves in non-US dollar currencies.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for 2006 would result in a $2.5 million to $3.0 million change in pre-tax earnings and cash flows.

During 2005, to reduce the risk of unfavorable gold price fluctuations on our operating cash flows during the construction period of the Bogoso sulfide expansion project, we purchased puts to lock in minimum gold prices for portions of our expected gold sales in 2005, 2006 and 2007. As of December 31, 2005 we have 187,500 put options remaining which establish an average minimum price of $405 per ounce on 187,500 ounces of expected gold production spread monthly through 2006 and early 2007.

We also sold calls during 2005 to offset a portion of the costs of purchasing the puts. At December 31, we had 65,000 call options remaining which expire in 2006 and early 2007, each carrying a strike price of $525 per ounce.

Since the Rosebel Royalty revenues received by EURO fluctuate with gold prices, EURO's loan agreements required that EURO enter into a series of cash-settled forward gold price agreements with the lender designed to eliminate a portion of the potential impact of gold price fluctuations on expected future Rosebel royalty revenues. These cash-settled forward gold price agreements meet the definition of a derivative.

During 2005, EURO and Golden Star reported their unaudited quarterly financial results assuming hedge accounting could be used for the derivatives, but in completing our audited consolidated financial statements for 2005, it was concluded that EURO's forward gold pricing derivatives did not qualify for hedge accounting under Cdn GAAP, AcG-13, "Hedging Relationships". As a result, EURO and Golden Star will restate their unaudited financial statements for the first three quarters of 2005. EURO and Golden Star will now be required to recognize mark-to-market valuations of EURO's forward gold pricing derivatives through the statements of operations at the end of each period, which is likely to create large unrealized, non-cash losses if gold prices continue to rise. Since EURO is a majority-owned subsidiary, the impact of these changes flows through to Golden Star's consolidated financial statements in the same amounts and in the same periods as in EURO.

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

                  Index to Consolidated Financial Statements of
                           Golden Star Resources Ltd.

Auditors' Report..................................................................................... 75

Consolidated Balance Sheets as of December 31, 2005 and 2004......................................... 78

Consolidated Statements of Operations for the years ended
         December 31, 2005, 2004 and 2003............................................................ 79

Consolidated Statement of Changes in Shareholders' Equity for the years ended
         December 31, 2005, 2004 and 2003............................................................ 80

Consolidated Statements of Cash Flows for the years ended
         December 31, 2005, 2004 and 2003 ........................................................... 81

Notes to the Consolidated Financial Statements....................................................... 82 - 106


INDEPENDENT AUDITORS' REPORT


To the Shareholders of Golden Star Resources Ltd.

We have audited the accompanying consolidated balance sheets of Golden Star Resources Ltd. (the "Company") at December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the effectiveness of the Company's internal control over financial reporting as at December 31, 2005 based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and management's assessment thereof included in Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We conducted our audits of the Company's financial statements in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We conducted our audit of the effectiveness of the Company's internal control over financial reporting and management's assessment thereof in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management's assessment identified the following material weakness:
As of December 31, 2005, management did not maintain effective controls over the presentation and documentation of certain derivatives. Specifically, the Company did not prepare and maintain sufficient documentation to support the designation and effectiveness of hedges of certain gold future contracts entered into by its subsidiary, EURO Ressources S.A., during 2005. This control deficiency resulted in the requirement for the restatement of the Company's consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2005 and an audit adjustment to the 2005 annual consolidated financial statements. In addition, this control deficiency could result in a misstatement of derivative related accounts including fair value of derivatives and mark-to-market adjustments that would result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded St. Jude Resources Ltd. from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination on December 21, 2005. For this reason, we have also excluded St. Jude Resources Ltd. from our audit of internal control over financial reporting. St. Jude Resources Ltd. is a wholly-owned subsidiary whose total assets represent 28% of the Company's consolidated assets as of December 31, 2005.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in accordance with Canadian generally accepted accounting principles.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the COSO.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Golden Star Resources Ltd. has not maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control -- Integrated Framework issued by the COSO.


/s/ PricewaterhouseCoopers LLP
................................
Chartered Accountants
Calgary, Alberta, Canada
March 27, 2006


                   GOLDEN STAR RESOURCES LTD.
                  CONSOLIDATED BALANCE SHEETS
  (Stated in thousands of US dollars except shares issued and outstanding)
--------------------------------------------------------------------------------------------------------
                                                                                 As of December 31,
                                                                             2005                  2004
--------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                              $89,709               $12,877
   Short term investments (Note 2)                                              -                38,850
   Accounts receivable                                                      6,560                 3,592
   Inventories (Note 3)                                                    23,181                15,366
   Due from sale of property (Note 4)                                           -                 1,000
   Future tax assets (Note 19)                                              6,248                 1,542
   Fair value of derivatives (Note 14)                                      1,220                     -
   Deposits (Note 5)                                                        5,185                 5,102
   Prepaids and other                                                         686                   517
--------------------------------------------------------------------------------------------------------
             Total Current Assets                                         132,789                78,846

RESTRICTED CASH (Note 16c)                                                  3,865                 3,351
LONG TERM INVESTMENTS (Note 6)                                              8,160                 5,528
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Notes 7 and 24)               167,532                 7,452
PROPERTY, PLANT AND EQUIPMENT (Note 8)                                     84,527                28,653
MINING PROPERTIES (Note 9)                                                118,088                74,197
CONSTRUCTION IN PROGRESS (Note 10)                                         36,707                51,159
DEFERRED STRIPPING (Note 11)                                                1,548                 1,357
LOAN ACQUISITION COSTS (Note 13)                                            1,020                     -
FUTURE TAX ASSETS (Note 19)                                                 8,223                     -
OTHER ASSETS                                                                2,144                 1,617
--------------------------------------------------------------------------------------------------------
                       Total Assets                                      $564,603              $252,160
========================================================================================================

LIABILITIES
CURRENT LIABILITIES
   Accounts payable                                                        $9,093                $7,010
   Other accrued liabilities                                               17,051                 9,203
   Fair value of derivatives (Note 14)                                      4,709                     -
   Asset retirement obligations                                             3,107                     -
   Current debt (Note 12)                                                   6,855                 1,267
--------------------------------------------------------------------------------------------------------
             Total Current Liabilities                                     40,815                17,480

LONG TERM DEBT (Note 12)                                                   64,298                 1,707
ASSET RETIREMENT OBLIGATIONS  (Note 15)                                     8,286                 8,660
FAIR VALUE OF DERIVATIVES (Note 14)                                         7,263                     -
FUTURE TAX LIABILITY  (Notes 19 and 24)                                    45,072                     -
--------------------------------------------------------------------------------------------------------
                   Total Liabilities                                      165,734                27,847

MINORITY INTERESTS                                                          6,629                 6,353
COMMITMENTS AND CONTINGENCIES (Note 16)                                         -                     -

SHAREHOLDERS' EQUITY
SHARE CAPITAL
   First preferred shares, without par value, unlimited shares
    authorized. No shares issued.                                               -                     -
   Common shares, without par value, unlimited shares authorized.
    Shares issued and outstanding:
    205,954,582 at December 31, 2005; 142,244,112 at December 31, 2004
                                                                          522,510               340,888
CONTRIBUTED SURPLUS                                                         6,978                 3,646
EQUITY COMPONENT OF CONVERTIBLE NOTES (Note 12c)                            2,857                     -
DEFICIT                                                                  (140,105)             (126,574)
--------------------------------------------------------------------------------------------------------
             Total Shareholders' Equity                                   392,240               217,960
--------------------------------------------------------------------------------------------------------
                       Total Liabilities and Shareholders'
                        Equity                                           $564,603              $252,160
========================================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

By: /s/ David K. Fagin - Director                By: /s/ Peter J. Bradford - CEO
   ------------------------------                   ----------------------------


                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Stated in thousands of US dollars except per share amounts)


                                                              For the years ended December 31,
                                                           2005             2004            2003
-------------------------------------------------------------------------------------------------------
REVENUE
Gold sales                                                    $89,663          $60,690         $63,512
Royalty income                                                  4,178            3,049               -
Interest and other                                              1,624            1,290             858
-------------------------------------------------------------------------------------------------------
         Total revenues                                        95,465           65,029          64,370
-------------------------------------------------------------------------------------------------------

EXPENSES
Mining operations                                              79,609           39,095          32,125
Depreciation, depletion and amortization                       15,983            8,096           4,993
Accretion of asset retirement obligations                         752              645             578
-------------------------------------------------------------------------------------------------------
         Total mine operating costs                            96,344           47,836          37,696

Exploration expense                                               951              895             594
Corporate general and administrative and options expense        8,631            8,197           5,556
Corporate development expense                                     248            4,504              10
Loss on equity investments                                        239              331               -
Abandonments and impairments                                    1,403              470             175
Derivative mark-to-market adjustments                          11,820                -               -
Interest expense                                                2,416              139              42
Gain on sale of marketable securities                               -                -          (1,905)
Gain on subsidiary's sale of common shares                       (977)               -               -
Foreign exchange (gain)/loss                                      574              280          (2,331)
-------------------------------------------------------------------------------------------------------
         Total expenses                                       121,649           62,652          39,837
-------------------------------------------------------------------------------------------------------
                   Income/(loss) before minority interest     (26,184)           2,377          24,533
Minority interest                                                (277)          (1,277)         (2,577)
-------------------------------------------------------------------------------------------------------
         Net income/(loss) before income tax                  (26,461)           1,100          21,956
Provision for future income taxes                              12,930            1,542               -
-------------------------------------------------------------------------------------------------------
         Net income/(loss)                                   $(13,531)          $2,642         $21,956
=======================================================================================================

Net income/(loss) per common share - basic (Note 20)          $(0.094)          $0.019          $0.198
Net income/(loss) per common share - diluted (Note 20)        $(0.094)          $0.018          $0.186
Weighted average shares outstanding (millions of shares)        143.6            138.3           111.0
-------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.


                           GOLDEN STAR RESOURCES LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       (Stated in thousands of United States dollars except share amounts)
------------------------------------------------------------------------------------------------------
                                                                                    Equity
                                                                                   Component
                                                                 Contributed         of
                                     Number of                     Surplus        Convertible
                                      Common          Share   --------------------
                                      Shares         Capital   Warrants  Options  Debentures  Deficit
------------------------------------------------------------------------------------------------------
Balance at December 31, 2002         87,400,702     $198,954     $2,085       $-         $- $(151,655)
------------------------------------------------------------------------------------------------------
Shares issued                        33,030,000      107,598          -        -          -         -
Issue costs                                   -       (6,455)         -        -          -         -
Warrants issued                               -            -      1,780        -          -         -
Warrants exercised                            -        1,504     (1,504)       -          -         -
Options issued - net of forfeitures           -            -          -      955          -         -
Shares issued under options           1,518,420        2,858          -        -          -         -
Shares issued under warrants          8,167,956        8,595          -        -          -         -
Stock bonus                              57,200          118          -        -          -         -
Shares issued to acquire property     2,750,000       11,090          -        -          -         -
Cumulative effect of change in
 accounting method                            -            -          -        -          -       483
Net income                                    -            -          -        -          -    21,956
------------------------------------------------------------------------------------------------------
Balance at December 31, 2003        132,924,278      324,262      2,361      955          -  (129,216)
------------------------------------------------------------------------------------------------------

Warrants exercised                            -          755       (755)       -          -         -
Options issued - net of forfeitures           -            -          -    1,218          -         -
Shares issued under options             767,180        1,239          -     (133)         -         -
Shares issued under warrants          8,494,609       14,332          -        -          -         -
Shares issued to acquire property        58,045          300          -        -          -         -
Net income                                    -            -          -        -          -     2,642
------------------------------------------------------------------------------------------------------
Balance at December 31, 2004        142,244,112      340,888      1,606    2,040          -  (126,574)
------------------------------------------------------------------------------------------------------

Shares issued                        31,589,600       75,864          -        -          -         -
Issue costs                                   -       (4,168)         -        -          -         -
Warrants issued                               -            -        992                   -         -
Warrants exercised                            -           22        (22)       -          -         -
Options issued - net of forfeitures           -            -          -    2,476          -         -
Shares issued under options             312,940          722          -     (114)         -         -
Shares issued under warrants            385,000          718          -        -          -         -
Stock bonus                              45,342          166          -        -          -         -
Shares issued to acquire property    31,377,588      108,298          -        -          -         -
Equity Component of Convertible
 Debentures                                   -            -          -        -      2,857         -
Net loss                                      -            -          -        -          -   (13,531)
------------------------------------------------------------------------------------------------------
Balance at December 31, 2005        205,954,582     $522,510     $2,576   $4,402     $2,857 $(140,105)
------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Stated in thousands of US dollars)

------------------------------------------------------------------------------------------------------------
                                                                     For the years ended December 31,
------------------------------------------------------------------------------------------------------------
                                                                        2005           2004            2003
------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income/(loss)                                                   $(13,531)        $2,642         $21,956

Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization                              16,042          8,096           4,993
Amortization of loan acquisition costs                                   228              -               -
Stock based compensation                                               1,007          1,386           1,085
Deferred stripping                                                      (191)        (1,357)              -
Loss on equity investment                                                239            331               -
Abandonment and impairment of mineral properties                       1,413            470             175
Sale of common shares by subsidiary                                     (977)             -               -
Fair value of derivatives                                             10,752              -               -
Provision for future income tax                                      (12,930)        (1,542)
Accretion of asset retirement obligations                                752            645             578
Cash used for reclamation                                               (691)          (730)           (841)
Accretion of convertible debt                                            523              -               -
Minority interests                                                       277          1,277           2,577
------------------------------------------------------------------------------------------------------------
                                                                       2,913         11,218          30,523
Changes in assets and liabilities:
Accounts receivable                                                   (2,853)        (2,802)          1,187
Inventories                                                           (7,815)        (2,705)         (4,240)
Deposits                                                                 163              -               -
Marketable securities                                                      -              -             906
Accounts payable and accrued liabilities                               8,817          8,204             690
Other                                                                   (165)            (5)             10
------------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities          1,060         13,910          29,076
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Expenditures on deferred exploration and development                  (5,954)        (5,260)         (4,539)
Expenditures on mining properties                                    (26,631)       (18,302)        (29,950)
Expenditures on property, plant and equipment                        (36,321)       (12,286)        (10,691)
Expenditures on construction in progress                             (35,530)       (23,783)        (22,833)
Sale of property                                                       1,000          1,000           1,000
Change in payable on capital expenditures                                434              -               -
Short term investments                                                38,850        (38,850)              -
Long term investments                                                 (2,871)        (4,971)           (888)
Deposits                                                                (246)        (5,102)              -
Other                                                                   (220)          (894)           (139)
------------------------------------------------------------------------------------------------------------
                    Net cash used in investing activities            (67,489)      (108,448)        (68,040)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs                         73,132         15,270         113,408
Debt repayments (Note 13)                                             (3,678)          (153)         (5,289)
Issuance of debt (Note 13)                                            71,334          2,328             799
Equity portion of convertible notes                                    2,857              -               -
Other                                                                   (384)             -               -
------------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities        143,261         17,445         108,918
------------------------------------------------------------------------------------------------------------

Increase/(decrease) in cash and cash equivalents                      76,832        (77,093)         69,954
Cash and cash equivalents, beginning of period                        12,877         89,970          20,016
------------------------------------------------------------------------------------------------------------
                    Cash and cash equivalents end of period          $89,709        $12,877         $89,970
------------------------------------------------------------------------------------------------------------
See Note 21 for supplemental cash flow information
The accompanying notes are an integral part of these consolidated financial statements.

                               STAR RESOURCES LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  (All amounts in tables are in thousands of US Dollars unless noted otherwise)
--------------------------------------------------------------------------------

1.       Summary of Significant Accounting Policies

Basis of Consolidation and the Preparation of Financial Statements

These consolidated financial statements are prepared and reported in United States ("US") dollars and in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which differ in some respects from GAAP in the United States ("US GAAP"). These differences in GAAP are quantified and explained in Note 28. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries whether owned directly or indirectly. All material inter-company balances and transactions have been eliminated.

Certain prior period comparative figures in the preceding financial statements and in the following notes have been reclassified to conform to current period presentation.

Fiscal Year

Our fiscal year runs from January 1 to December 31.

Use of Estimates

Preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that can affect reported amounts of assets, liabilities, revenues and expenses. The more significant areas requiring the use of estimates include asset impairments, stock based compensation, depreciation and amortization of assets, and site reclamation and closure accruals. Accounting for these areas is subject to estimates and assumptions regarding, among other things, gold reserves, gold recoveries, future gold prices, future operating costs, asset usage rates, and future mining activities. Management bases its estimates on historical experience and on other assumptions we believe to be reasonable under the circumstances. However, actual results may differ from our estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash deposits, in any currency, residing in checking, interest bearing checking accounts, money market funds and sweep accounts. Cash equivalents consist of highly liquid short term investments. We consider all highly liquid marketable securities with maturities of less than 91 days at date of purchase to be cash equivalents. Our cash equivalents consist mostly of US and Canadian government treasury bills and agency notes.

Short Term Investments

When cash is invested in auction rate certificates, which are short term positions in long term investments, such investments are deemed "Short Term Investments" and displayed as a current asset next to Cash and Cash Equivalents on the Consolidated balance Sheets.

Marketable Securities

Short term investments in publicly traded marketable securities are recorded at the lower of cost or quoted market prices, with unrealized losses included in income. The market value is based on the closing price at the end of the period, as reported on recognized securities exchanges.

Inventories

Inventories classifications include "stockpiled ore," "in-process inventory," "finished goods inventory" and "materials and supplies." All of our inventories are recorded at the lower of cost or market. The stated value of all inventories include direct production costs and attributable overhead and depreciation except for materials and supplies inventories.

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

In-process inventory represents material that is currently being treated in the processing plants to extract the contained gold and to transform it into a saleable product. The amount of gold in the in-process inventory is determined by assay and by measure of the quantities of the various gold-bearing materials in the recovery process. The in-process gold is valued at the average of the beginning inventory and the cost of material fed into the processing stream plus in-process conversion costs including applicable depreciation and amortization related to the processing facilities.

Finished goods inventory is composed of saleable gold in the form of dore bars that have been poured but not yet delivered to the buyer. The bars are valued at the lower of total cost or market value. Included in the total costs are the direct costs of the mining and processing operations as well as direct overheads, amortization and depreciation.

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

Impairment of Long-Lived Assets

We review and evaluate our long-lived assets for impairment at least annually and also when events or changes in circumstances indicate the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows, on an undiscounted basis, are less than the carrying amount of the long-lived asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans.

The significant assumptions used in determining the future cash flows for each operating unit at December 31, 2005, apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $556 per ounce plus future contango. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

Property, Plant, Equipment and Mine Development

Property, plant and equipment assets, including, machinery, processing equipment, mining equipment, mine site facilities, vehicles and expenditures that extend the life of such assets are recorded at cost, including direct acquisition costs. Depreciation for mobile equipment and other assets having estimated lives shorter than the estimated life of the ore reserves, is computed using the straight-line method at rates calculated to depreciate the cost of the assets, less their anticipated residual values, if any, over their estimated useful lives.

Mineral property acquisition, exploration and development costs, buildings, processing plants and other long-lived assets which have an estimated life equal to or greater than the estimated life of the ore reserves, are amortized over the life of the reserves of the associated mining property using a units-of-production amortization method. The net book value of property, plant and equipment assets at property locations is charged against income if the site is abandoned and it is determined that the assets cannot be economically transferred to another project or sold.

Deferred Stripping

We employ a deferred stripping accounting convention to capitalize the costs of waste rock mined from one of our open pit mines during periods when waste rock is removed in amounts that exceed the life-of-mine average waste removal rate. The amount of stripping costs to be capitalized in each period is calculated by determining the tonnes of waste moved in excess of the life-of-pit average strip ratio and valuing the excess tonnage of removed waste at the average mining cost per tonne during the period. Costs are recovered in periods when the actual tonnes of waste moved are less than what would have been moved at the average life-of-pit rate, such tonnes being valued at the rolling average cost of the waste tonnage amounts capitalized.

The capitalized component of waste rock removal costs is shown on our consolidated balance sheets in the line item titled "Deferred Stripping." The cost impact is included in the Statements of Operations in the line item titled "Mining operations."

Environmental Rehabilitation and Closure

In accordance with the requirements of the CICA Handbook Section 3110, "Asset Retirement Obligations" environmental reclamation and closure liabilities are recognized at the time of environmental disturbance in amounts equal to the discounted value of expected future reclamation and closure costs. The discounted cost of future reclamation and closure activities is capitalized into mine property and amortized over the life of the property. The estimated future cash costs of such liabilities are based primarily upon environmental and regulatory requirements of the various jurisdictions in which we operate. Cash expenditures for environmental remediation and closure are netted against the accrual as incurred.

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

Canadian currency in these financial statements is denoted as "Cdn$," European Common Market currency is denoted as "Euro" or " (euro)," and Ghanaian currency is denoted as "Cedi" or "Cedis."

Income and Mining Taxes

Income and mining taxes comprise the provision (or recovery) for taxes actually paid or payable and for future taxes. Future income and mining taxes are computed using the asset and liability method whereby future income and mining tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Future income and mining tax assets and liabilities are computed using income tax rates in effect when the temporary differences are expected to reverse. The effect on the future tax assets and liabilities of a change in tax rates is recognized in the period of substantive enactment. The provision or relief for future taxes is based on the changes in future tax assets and liabilities during the period. In estimating future income and mining tax assets, a valuation allowance is determined to reduce the future tax assets to amounts that are more likely than not to be realized.

Net Income per Share

Basic income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. In periods with earnings the calculation of diluted net income per common share uses the treasury stock method to compute the dilutive effects of stock options, warrants and other dilutive instruments. In periods of loss, diluted net income per share is equal to basic income per share.

Revenue Recognition

Revenue from the sale of gold is recognized when title and the risk of ownership pass to the buyer. Title and risk of ownership pass to the buyer when dore is delivered into the buyer's custody. Our gold is sold to a South African gold refinery and revenue is recognized when title is transferred to the customer at the refinery. The sales price is based on the London P.M. fix on the day of delivery.

Credits from by-products are credited against operating costs and not included in revenues. By-product costs have been de minimis to date at our existing properties.

Stock Based Compensation

In accordance with the requirements of CICA Handbook Section 3870, "Stock Based Compensation and other Stock-based Payments" we use the fair value method to expense the fair value of options granted to employees and directors. The fair value of options granted is established at the date of the grant, using the Black-Scholes option-pricing model. Compensation expense for options with immediate vesting is recognized in the period of the grant. Compensation expense for options with graded vesting is recognized on a straight line basis over the vesting periods.

Derivatives and Hedges

We utilize forward foreign exchange and commodity price derivatives to manage exposure to fluctuations in foreign currency exchange rates and gold prices. We do not employ derivative financial instruments for trading purposes or for speculative purposes.

Derivative instruments that do not qualify as a hedge under AcG-13, or are not designated as a hedge, are recorded on the balance sheet at fair value with changes in fair value recognized in earnings at the end of each period in an account titled mark-to-market adjustments.

When financial instruments are designated as hedges, we formally document the relationships between the hedge instrument and the hedged items, as well as the risk management objectives and strategy for undertaking the hedge transaction. The effectiveness of the hedging relationship is also documented. The gains and losses on derivative instruments designated as hedges are not recognized on the balance sheet and gains and losses are recognized in income in the period when the instrument is settled. We did not utilize hedge accounting for any of our derivatives in 2005.

Reclassifications

For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Section 3831 - Non-Monetary Transactions Section 3831, issued in June 2005, replaces the previous recommendations of Section 3830 and establishes new guidelines for the evaluation and disclosure relating to non-monetary transactions. Its provisions determine whether a non-monetary transaction is to be measured at fair value or at book value. This section will be effective for non-monetary transactions concluded in periods beginning on or after January 1, 2006.

Section 1530 - Comprehensive Income / This Section introduces new disclosure requirements regarding comprehensive income and its components, as well as net income, in its financial statements. As a consequence, certain unrealized gains and losses, which would otherwise be excluded from the calculation of net income and be assigned directly to shareholders' equity, will be used to calculate comprehensive income. This section will be effective for fiscal years beginning on or after October 1, 2006. We will adopt this new requirement in our January 2007 reporting.

Section 3855 - Financial Instruments - Recognition and Measurement Section 3855 determines the time and value at which a financial instrument must be recorded in the balance sheet. In some cases, it may be measured at fair value or, in other cases, at cost. The standard also provides for the manner in which gains and losses related to financial instruments are to be recorded. This section will be effective for interim periods and fiscal years beginning on or after October 1, 2006. We will adopt this new requirement in our January 2007 reporting.

Section 3865 - Hedges - Section 3865 provides guidance for hedge accounting when applied to certain derivatives that meet the definition of a hedge. Application of Section 3865 to derivatives that qualify as a hedges is optional, but once a derivative is classified as a hedge, the provisions of Section 3865 are then mandatory. Section 3865 replaces AcG-13, "Hedging Relationships" and completes the provisions of Section 1650, "Foreign Currency Translation", by addressing how to account for hedges and related disclosure of information requirements. This section will be effective for fiscal years beginning on or after October 1, 2006. We will adopt this new requirement in our January 2007 reporting.

Section 3861 - Financial Instruments - Disclosure and Presentation Section 3861 replaces Section 3860, "Financial Instruments - Disclosure and Presentation", and establishes the requirements for presentation and disclosure of financial instruments and non-financial derivatives.

EIC-160 - Stripping Costs Incurred in the Production Phase of a Mining Operation
- In response to an EITF issued in the US in mid-2005 which prohibits use of deferred stripping accounting during the production phase, the Emerging Issues Committee ("EIC") in Canada issued a "Draft Abstract of Issue Discussed" titled "D56 Accounting for Stripping Costs in the Mining Industry" which concluded that deferred stripping could be retained as an acceptable accounting method in Canada under certain circumstances. In late 2005 the EIC issued further guidance in EIC-160 "Stripping Costs Incurred in the Production Phase of a Mining Operation". EIC-160 concluded that "stripping costs should be accounted for according to the benefit received by the entity. Generally, stripping costs should be accounted for as variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. However stripping costs should be capitalized of the stripping activity can be shown to represent a betterment the mineral property. The EIC also concluded that "capitalized stripping costs should be amortized in a rational and systematic manner over the reserves that directly benefit from the specific activity. In the mining industry, the units of production is generally the appropriate method." The EIC went on to state that capitalized stripping costs should appear in the statement of cash flow as an investing activity. Provisions of EIC-160 are applicable to years beginning after July 1, 2006.

2.       Short Term Investments

Short term investments are comprised of funds invested in AA or AAA rated Auction Rate Certificates. The certificates are short term positions in long term securities. The interest rate received is reset every 7, 28 or 35 days, and the certificates can be liquidated for cash at each interest reset date.

3.       Inventories

                                            As of
                                         December 31,
                           ----------------------------------------
                                  2005                2004
-------------------------------------------------------------------
Stockpiled ore                          $5,753              $3,659
In-process                               3,106               2,858
Materials and supplies                  14,322               8,849
-------------------------------------------------------------------
Total inventories                      $23,181             $15,366
-------------------------------------------------------------------


There were approximately 16,000 and 15,400 recoverable ounces of gold in ore stockpile inventories at December 31, 2005 and 2004 respectively. These ounces contained in ore stockpile inventories are included in ore reserves. The stockpile inventories are for the most part short-term surge piles which will be processed in the next 12 months or less.

4.       Due from Sale of Property

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

5.       Deposits

Represents cash advances for equipment, and materials purchases at WGL and BGL.

6.       Long Term Investments

We hold a 19% interest in Goldmin Consolidated Holdings, a privately held gold exploration company with a focus on South America. The investment is carried on an equity investment basis at $1.2 million, and we recognized $0.2 million and $0.3 million of equity losses in 2004 and 2005, respectively.

As of December 31, 2005 we also held approximately 11% of the outstanding common shares of Moto Goldmines Limited ("Moto"), a gold exploration and development company publicly traded in Canada, with a focus on gold exploration and development in the Democratic Republic of Congo. Our investment in Moto increased by $2.9 million during 2005 to $7.0 million upon the exercise of a portion of our Moto warrants. We also held 1.0 million additional Moto warrants which if exercised would require the investment of an additional $2.25 million Australian dollars. The fair value of our approximately 11% interest in Moto, based on the market price of its shares on December 31, 2005, was $15.1 million, which exceeded our cost basis by $8.1 million.

In March 2006 we exercised the remaining 1.0 million warrants bringing our total ownership to 6.0 million shares and immediately afterward sold all six million common shares in a bought-deal transaction in Canada for Cdn$7.50 per share. The sale of the six million shares resulted in net proceeds to Golden Star of Cdn$45.0 million ($38.9 million). The sale is expected to realize approximately $30.3 million of pre-tax capital gain for Golden Star, which will be recorded as income in the first quarter of 2006.

7.       Deferred Exploration and Development Costs

Consolidated property expenditures on our exploration projects for the year ended December 31, 2005 were as follows:


                                      Deferred                                     Deferred
                                    Exploration                                  Exploration
                                          &                                            &
                                    Development Capitalized                      Development
                                       Costs    Exploration Acquistion              Costs
                                       as of    Expenditures  Costs   Impairments   as of
                                      12/31/04                                     12/31/05
---------------------------------------------------------------------------------------------
AFRICAN PROJECTS
    Akropong trend and other Ghana       $2,443      $3,114        $-      $(320)     $5,237
    Prestea property - Ghana              2,067           7         -          -       2,074
    Mininko - Mali                        1,033          50         -     (1,083)          -
    Mano River - Sierra Leone               758         527         -          -       1,285
    Afema - Ivory Coast                       -         918       110          -       1,028
    Hweni-Butre/South Benso - Ghana           -           -   135,832          -     135,832
    Goulagou - Burkina Faso                   -           -    18,247          -      18,247
    Other Africa                              -           -     1,460                  1,460
SOUTH AMERICAN PROJECTS
    Saramacca - Suriname                    394         337         -          -         731
    Bon Espoir - French Guiana              501         881         -          -       1,382
    Paul Isnard - French Guiana             256           -         -          -         256
---------------------------------------------------------------------------------------------
TOTAL                                    $7,452      $5,834  $155,649    $(1,403)   $167,532
---------------------------------------------------------------------------------------------

Consolidated property expenditures on our exploration projects for the year ended December 31, 2004 were as follows:


                                      Deferred                                                     Deferred
                                    Exploration                                                    Exploration
                                          &                                                             &
                                    Development Capitalized                        Reclassified    Development
                                       Costs    Exploration Acquistion              to mining         Costs
                                       as of    Expenditures  Costs   Impairments   Property          as of
                                      12/31/03                                                      12/31/04
----------------------------------------------------------------------------------------------------------------
AFRICAN PRODUCTS
    Bogoso Sulfide Project - Ghana      $5,930      $    -      $  -      $   -    $(5,930)      $      -
    Akropong Trend & Other - Ghana       2,037         406         -          -          -          2,443
    Prestea Property Projects - Ghana        -       2,537         -       (470)         -          2,067
    Beta Boundary - Ghana                  814           -         -                  (814)             -
    Mininko - Mali                         130         903         -          -          -          1,033
    Mano River - Sierra Leone                -         758         -          -          -            758
SOUTH AMERICAN PROJECTS
    Saramacca - Suriname                   197         197         -          -          -            394
    Bon Espoir - French Guiana               -           -       501          -          -            501
    Paul Isnard - French Guiana              -           -       256          -          -            256
----------------------------------------------------------------------------------------------------------------
TOTAL                                   $9,108      $4,801     $ 757      $(470)   $(6,744)      $  7,452
----------------------------------------------------------------------------------------------------------------


8.       Property, Plant and Equipment

                             As of December 31, 2005                   As of December 31, 2004
                   ------------------------------------------------------------------------------------
                   Property, Plant Accumulated    Property,     Property,   Accumulated    Property,
                    and Equipment  Depreciation   Plant and     Plant and    Depreciation  Plant and
                       at Cost                   Equipment Net Equipment at               Equipment Net
                                                  Book Value       Cost                    Book Value
-------------------------------------------------------------------------------------------------------
Bogoso/Prestea            $40,802        $8,240       $32,562       $27,722       $5,057       $22,665
Prestea Underground         2,748             -         2,748           238            -           238
EURO Ressources             1,456         1,449             7         1,969        1,951            18
Wassa                      50,701         1,985        48,716         5,460            -         5,460
Corporate & Other             611           117           494         1,060          788           272
-------------------------------------------------------------------------------------------------------
TOTAL                     $96,318       $11,791       $84,527       $36,449       $7,796       $28,653
-------------------------------------------------------------------------------------------------------

9.       Mining Properties


                                 As of December 31, 2005              As of December 31, 2004
                          ---------------------------------------------------------------------------
                            Mining    Accumulated    Mining      Mining    Accumulated     Mining
                           Properties  Amortization Properties, Properties  Amortization  Properties,
                             at Cost                 Net Book    at Cost                   Net Book
                                                       Value                                 Value
-----------------------------------------------------------------------------------------------------
Bogoso/Prestea                $46,970      $28,792     $18,178    $43,420        $23,113     $20,307
Prestea Underground            21,612                   21,612     12,984              -      12,984
Wassa                          50,810        5,104      45,706      9,653              -       9,653
Bogoso Sulfide                 13,065                   13,065     13,065              -      13,065
Mampon                         15,062                   15,062     13,676              -      13,676
Other                           4,465                    4,465      4,512              -       4,512
-----------------------------------------------------------------------------------------------------
TOTAL                        $151,984      $33,896    $118,088    $97,310        $23,113     $74,197
-----------------------------------------------------------------------------------------------------

Some  prior  period   numbers  have  been   adjusted  to  conform  to  the  2005
presentation.

10.      Mine Construction-in-Progress

At December 31, 2004, mine construction in progress represents costs incurred at the Wassa project subsequent to acquisition, including feasibility study costs, equipment purchases and construction costs, including interim payments to the construction contractor and development costs.

At December 31, 2005, mine construction in progress represents costs incurred during 2005 at the Bogoso sulfide expansion project. The balance is made up of development drilling costs, equipment purchases, materials and construction costs, including payments to the construction contractors.

11.      Deferred Stripping

In recent years mining at the Plant North pit at Prestea has trended toward deeper pits with longer lives and higher and more variable stripping ratios than in the past. Stripping ratios at the Plant-North pit increased from 2.3 to 1 in 2002, to 3.4 to 1 in 2003, to 5.1 to 1 in 2004 and to 6.5 to 1 during 2005. In response to the changing stripping rate we initiated a deferred waste stripping policy at the Plant-North pit in the third quarter of 2004.

The amount of stripping costs to be capitalized in each period is calculated by determining the tonnes of waste moved in excess of the life-of-pit average strip ratio and valuing the excess tonnage of removed waste at the average mining cost per tonne during the period. Costs are recovered in periods when the actual tonnes of waste moved are less than what would have been moved at the average life-of-pit rate, such tonnes being valued at the rolling average cost of the waste tonnage amounts capitalized.

The capitalized component of waste rock removal costs is shown on our consolidated balance sheets in the line item titled "Deferred Stripping." The cost impact is included in the Statements of Operations in the line item titled "Mining operations." In periods when the strip ratio exceeds the pit average, the costs of the excess stripping are excluded from our cost per ounce calculations. In periods when the strip ratio is less than the pit average, capitalized waste costs are added back to operating costs and included in cost per ounce calculations.

Based on actual results from 2004 and our January 1, 2005 mine plan, we expected to move 3.7 million tonnes of ore and 18.0 million tonnes of waste during the overall life of the Plant-North pit and thus the expected strip ratio was 4.8 to
1. Deferrals during 2005 were based on this average rate, which will also be the rate for deferrals in 2006.

A total of $1.4 million of Plant-North deferred waste stripping cost, which would have been included in operating costs under our previous policy, was capitalized in 2004. During 2005, an additional $3.6 million of deferred stripping costs were deferred but, as explained below, $3.4 million of this deferral was reversed in December 2005.

A new mining plan was completed in January 2006 adding four months of mining life and 38,000 ounces of gold output to the Plant North pit's life. But the new plan also added significant amounts of unanticipated waste tonnage versus the December 2004 mining plan and projections of the life-of-mine strip ratio resulting from the new plan indicated that $3.4 million of deferred stripping costs accrued as of December 31, 2005 would not be recovered. As a result, a $3.4 million write-off was taken in December 2005 leaving a balance of $1.5 million in the account at the end of 2005. The current Plant North mining plan anticipates that this amount will be recovered by the fourth quarter of 2006 when we expect to complete mining of the Plant North.

See Note 1 "Summary of Significant Accounting Policies - Recent Accounting Pronouncements" for additional discussion of new guidance for deferred stripping accounting in Canada and Note 28 "Generally Accepted Accounting Principles in Canada and the United States - Impact of Recently Issued Accounting Standards" for other new developments in deferred stripping accounting in the US.

12.      Debt

                                                              As of               As of
DEBT                                                    December 31, 2005   December 31, 2004
-----------------------------------------------------------------------------------------------
Current debt:
    Bank loan - at EURO Ressources (Note a)                         $2,667              $    -
    CAT equipment financing loans (Note b)                           4,188               1,267
-----------------------------------------------------------------------------------------------
        Total current debt                                          $6,855              $1,267
-----------------------------------------------------------------------------------------------

Long term debt:
    Bank loan - at EURO Ressources (Note a)                         $5,000              $    -
    CAT equipment financing loans (Note b)                          11,632               1,707
    Convertible notes (Note c)                                      47,666                   -
-----------------------------------------------------------------------------------------------
        Total long term debt                                       $64,298              $1,707
-----------------------------------------------------------------------------------------------

     (a) Bank debt - In January 2005, EURO Ressources S.A. ("EURO") drew down $6.0 million under a credit facility from a bank and paid the funds to Golden Star as the first installment on its purchase of the Rosebel royalty. The loan is repayable in nine equal payments of $666,667 beginning July 29, 2005. Accrued interest is added to each quarterly payment. The interest rate for each period is set at LIBOR plus 2.5% and EURO may choose a 1, 2 or 3 month interest period. The loan is collateralized by the assets of EURO, including the Rosebel royalty. The lender has no recourse to Golden Star.

          In September 2005 EURO borrowed an additional $3.0 million from the same commercial bank and forwarded the proceeds to Golden Star leaving an outstanding balance due Golden Star of $3.0 million (plus a future royalty). The interest rate on the new debt is set at LIBOR plus 2.5% and EURO may choose a 1, 2 or 3 month interest period. The $3.0 million is to be repaid by five quarterly payments of $0.6 million each commencing October 31, 2007. Fair value of the bank debt including the current portion, is essentially equal to its carrying value.

     (b) Equipment financing credit facility - We have established a $25 million equipment financing facility between Caterpillar Financial Services Corporation, BGL and WGL, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for a mixture of new and used mining equipment. This facility is reviewed annually and was renewed for 12 months in April 2005. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate plus 2.38% or a floating interest rate of LIBOR plus 2.38%. As of December 31, 2005, $15.8 million was outstanding under this facility. The average interest rate on the outstanding CAT loans is approximately 6.8%. Fair value of the equipment financing debt including the current portion, is essentially equal to its carrying value.

     (c) Convertible notes - We sold $50 million of senior unsecured convertible notes to a private investment fund on April 15, 2005. These notes, maturing on April 15, 2009, were issued at par and bear interest at 6.85% with a conversion price of $4.50 per common share. At the maturity date, we have the option, at our discretion and assuming the market price of our common shares exceeds $4.50 per share, to pay the outstanding notes with cash or by issuing common shares to the note holders. If the notes are paid in common shares the number of shares will be determined by dividing the loan balance by an amount equal to 95% of the average price of the 20 trading day period ended five days before the notes are due. Due to the conversion feature, approximately $47.1 million of the note balance was initially classified as a liability and $2.9 million was classified as equity. Periodic accretion will increase the liability to the full $50 million amount due (after adjustments for converted notes) by the end of the note life. The periodic accretion is classified as interest expense. A total of $1.8 million of interest on the convertible notes was capitalized into the Bogoso sulfide expansion project costs. Fair value of the convertible notes is essentially equal to their carrying value.

13.      Loan Acquisition Costs

In the second quarter of 2005 approximately $0.9 million of loan acquisition fees were incurred in obtaining the $50 million of convertible notes. This amount was capitalized and is being amortized to interest expense over the life of the notes. In addition we recorded loan acquisition costs at EURO related to its January 2005 and its August 2005 borrowings. As with the convertible notes, the balance is being amortized to interest expense over the life of the loan. The net balance of loan acquisition costs was $1.0 million as of December 31, 2005.

14.      Hedging and Derivatives

In January 2005, EURO, a majority owned subsidiary, entered into a series of contracts that qualify as a derivative as part of a $6.0 million loan agreement (see note 12a). EURO's derivative is tied to a future stream of gold royalty payments EURO expects to receive from a Canadian mining company that purchased a mining property interest from Golden Star in 2002. Golden Star originally owned the royalty but sold the royalty to EURO in 2004. The derivative provides that
(a) when the average gold price for a quarter exceeds $421 per ounce, EURO will pay to the counter party cash equal to the difference between the quarter's average gold price per ounce and $421 per ounce, times 5,700 ounces, and (b) when the average quarterly gold price is below $421 per ounce, EURO will receive a cash payment from the counterparty equal to the difference between $421 per ounce and the average gold price per ounce times 5,700 ounces. The $421 per ounce figure was the spot gold price on the date EURO entered into the derivative. The derivative agreement established 10 tranches of 5,700 ounces each which settle quarterly over ten quarters beginning in the first quarter of 2005.

In August 2005, EURO entered into a second set of derivative position related to a $3.0 million debt facility. These positions are spread over ten quarters beginning in the last quarter of 2007, and have a fixed price of $458.50 per ounce which was approximately $18 per ounce over the spot price on the date of the agreement. The quarterly cash payments are determined exactly as with the first derivative describe above except $458.50 per ounce is the reference price for calculating the quarterly payments.

During 2005, we recorded a $0.5 million reduction in royalty revenues for the cash settlement of the first four quarterly tranches and in addition we recorded $9.6 million of unrealized, non-cash mark-to-market losses as of December 31, 2005.

Gold Derivatives - To provide gold price protection during the 2005/2006 construction phase of the Bogoso sulfide expansion project, we purchased a series of gold puts. In the second quarter of 2005 we purchased put options on 140,000 ounces of gold at an average floor price of $409.75 paying approximately $1.0 million in cash for the options. During the third quarter we purchased an additional 90,000 put options locking in a $400 per ounce floor for each of the 90,000 ounces. Due to increases in gold prices since purchasing the puts the mark-to-market value of the puts at December 31, 2005 stood at $0.1 million dollars or $0.9 million less than we paid for them. This decline in value has been recognized in our statement of operations for the year ended December 31, 2005.

During the third quarter we sold 90,000 ounces of call options with a strike price of $525 per ounce. The revenues from sale of the call options exactly offset the cost of the put options bought in the third quarter. Due to the increase in gold prices since the call options were sold, the mark-to-market value has fallen by $2.3 million at December 31, 2005 and this amount was recognized in our statement of operations for the year ended December 31, 2005.

Foreign Currency Forward Positions - To help control the potential adverse impact of fluctuations in foreign currency exchange rates on the cost of equipment and materials we expect o purchase during the 2006 construction phase of the Bogoso sulfide expansion project, we have entered into Rand and EURO forward contracts. These contracts, established without cost, had a positive fair value of $1.0 million at December 31, 2005 and the $1.0 million gain was recognized in our statement of operations at December 31, 2005.

The following table summarizes our derivative contracts at December 31, 2005:


                                                      Fair                Amount Outstanding/                Total /
                                                      Value                  Average Price                   Average
                                                  -------------------------------------------------------------------
                          At December 31, 2005      12/31/2005     2006         2007        Thereafter
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Gold Forward Contracts (EURO Ressources)
---------------------------------------------------------------------------------------------------------------------
Ounces (thousands)                                                     22.8         22.8            51.3        96.9
Average price per ounce                                                 421          430             459         443
---------------------------------------------------------------------------------------------------------------------
Fair value ($ thousands)                               $(9,560)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Gold Put Options (Golden Star)
---------------------------------------------------------------------------------------------------------------------
Ounces (thousands)                                                      150         37.5               -       187.5
Average price per ounce                                                 407          405               -         407
---------------------------------------------------------------------------------------------------------------------
Fair value ($ thousands)                                   $74
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Gold Call Options (Golden Star)
---------------------------------------------------------------------------------------------------------------------
Ounces (thousands)                                                       50           15               -          65
Average price per ounce                                                 525          525               -         525
---------------------------------------------------------------------------------------------------------------------
Fair value ($ thousands)                               $(2,250)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Foreign Exchange Forward Contracts (Golden Star)
---------------------------------------------------------------------------------------------------------------------
South African Rand (millions)                                         122.1            -               -       122.1
Average Rate (ZAR/$)                                                    6.8            -               -         6.8
---------------------------------------------------------------------------------------------------------------------
Fair value ($ thousands)                                $1,146
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Euros (millions)                                                        2.5            -               -         2.5
Average Rate (EUR/$)                                                   0.80            -               -        0.80
---------------------------------------------------------------------------------------------------------------------
Fair value ($ thousands)                                 $(162)
---------------------------------------------------------------------------------------------------------------------


The puts, calls and foreign exchange forward contracts are comprised of numerous individual contracts each with a different settlement date.

15.      Asset Retirement Obligations

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

The changes in the carrying amount of the ARO during 2005 and 2004 were as follows:

                                                           Year ended
                                                       December 31, 2005
-------------------------------------------------------------------------
Balance at December 31, 2004                                  $8,660
Accretion expense                                                752
Cost of reclamation work performed                              (691)
New AROs incurred during the period                            2,672
-------------------------------------------------------------------------
Balance at December 31, 2005                                 $11,393
-------------------------------------------------------------------------
Current portion                                               $3,107
Long term portion                                             $8,286

-------------------------------------------------------------------------
                                                           Year ended
                                                       December 31, 2004
-------------------------------------------------------------------------
Balance at December 31, 2003                                  $7,745
Accretion expense                                                645
Cost of reclamation work performed                              (730)
New AROs incurred during the period                            1,000
-------------------------------------------------------------------------
Balance at December 31, 2004                                  $8,660
-------------------------------------------------------------------------


16.      Commitments and Contingencies

Our commitments and contingencies include the following items:

     (a) Environmental Regulations and Asset Retirement Obligations - The exact nature of environmental control problems we may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within various jurisdictions. ARO liabilities, which include environmental rehabilitation liabilities for reclamation and for closure costs, were $8.1 million at Bogoso/Prestea at December 31, 2005, up from $6.0 million at December 31, 2004. ARO liabilities at Wassa totaled $3.3 million at December 31, 2005, up from $2.7 million at the end of 2004.

     (b) Environmental Bonding in Ghana - In March 2005, at the request of the Ghana Environmental Protection Agency ("EPA"), we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. An $8.55 million letter of credit has been established to cover our obligations for Bogoso/Prestea bonding and $0.9 million of cash has been deposited with the EPA. Final signatures were received from the EPA in February 2006 thereby completing our obligations.

     (c) Cash Restricted for Environmental Rehabilitation Liabilities - In 1999, we were required, according to the acquisition agreement with the sellers of BGL, to restrict $6.0 million of cash to be used for the ongoing and final reclamation and closure costs at Bogoso. The withdrawal of these funds must be agreed to by the sellers, who are ultimately responsible for the reclamation in the event of our non-performance. Between 1999 and 2001 we drew $2.6 million of the restricted cash to cover our out-of-pocket cash reclamation costs. There have been no disbursements of the restricted cash since 2001. Now that the BGL reclamation bonding process is completed, we will seek to amend the agreement with the original sellers of BGL and obtain their consent to allow us to withdraw the remaining $3.4 million of restricted cash.

     (d)  Royalties -

          (i) Dunkwa Properties: As part of the acquisition of the Dunkwa properties in August 2003, we agreed to pay the seller a net smelter return royalty on future gold production from the Mansiso and Asikuma properties. Per the acquisition agreement, there will be no royalty due on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices at or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

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

          (iii) Benso: Benso is subject to two royalties. The first is a 1.5% net smelter return. The royalty can be purchased for $4.0 million or for $6.0 million if a feasibility study indicates more than
               3.5 million ounces of recoverable gold. The second royalty is $1.00 per ounce of gold produced. This royalty can be purchased for $0.5 million.

     (e) Mano River Joint Venture - We entered into a joint venture agreement in late 2003 to invest up to $6 million over four years in the Mano River project in Sierra Leone via an earn-in agreement with a junior exploration company, Mano River Resources Inc. which holds a group of gold exploration properties in Sierra Leone. The initial $6 million, if fully funded, would yield a 51% interest in the joint venture.
          Further provisions of the joint venture agreement provide the opportunity to acquire up to 85% of the joint venture by continued long term funding. Spending in 2004 totaled $0.8 million, leaving $0.2 million on our minimum commitment to the project. We spent $0.5 million on the Mano River project during 2005, thereby meeting the minimum commitment. In addition, agreement has been reached with our partner to extend the earn in period by 12 months.

     (f) Afema Project - On March 29, 2005 we entered into an agreement with Societe d'Etat pour le Developpement Minier de la Cote d'Ivoire ("SO.DE.MI."), the Cote d'Ivoire state mining and exploration company, to acquire their 90% interest in the Afema gold property in south-east Cote d'Ivoire. A $0.1 million initial payment to SO.DE.MI. gave us the right to carry out a six month detailed technical due diligence program which was essentially completed by September of 2005. We now have the right to acquire 100% of SO.DE.MI.'s rights in the Afema property for an additional $1.5 million. A six month extension to March 2006 has subsequently been granted by SO.DE.MI. to allow Golden Star to carry out further due diligence work and to analyze the large quantity of data collected during 2005 before making a decision on the $1.5 million payment. In addition to the acquisition payments, we agreed to pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty is indexed to the gold price and ranges from 2% of net smelter returns at gold prices below $300 per ounce to 3.5% of net smelter returns for gold prices exceeding $525 per ounce. If we proceed with the $1.5 million payment to acquire full rights to the property the purchase agreement requires us to spend an additional $3.5 million on exploration work at Afema, subject to exploration success, over the following three and a half years.

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

          In June 2005, the High Court issued a finding in favor of the Merchant Bank (Ghana) Ltd. While the ruling transferred PGR's ownership position to the liquidator, it did not require BGL to assume any of PGR's obligations. Nevertheless, in subsequent periods following the vesting of PGR's ownership position in BGL, continued project spending by BGL diluted PGR's original ownership position to less than 10% by September 30, 2005. The joint venture agreement further specifies that if either partner allowed itself to be diluted to 10% or less, the residual value would immediately convert into a 2.5% net profit interest in potential future earnings from the Prestea Underground mine. While the court's ruling has effectively given the 2.5% net profits interest to the bankruptcy trustee, the trustee still must establish the fair value of the interest and then find a buyer. The trustee has approached the creditors asking for funding of a valuation study but to-date the creditors have not provide the requested funding.

          We are also engaged in routine litigation incidental to our business. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of noncompliance with environmental laws and regulations.

17.      Warrants

The following warrants were outstanding as of December 31, 2005.


                                          Warrants                         Expiration
                        Date issued       outstanding   Exercise price        date
Issued with:
-----------------------------------------------------------------------------------------
Equity Offering      February 14, 2003       8,448,334     Cdn$4.60     February 14, 2007
-----------------------------------------------------------------------------------------
St. Jude Acquisition December 21, 2005       3,240,000     Cdn$4.17     November 20, 2008
-----------------------------------------------------------------------------------------
Total                                       11,688,334
-----------------------------------------------------------------------------------------


The 8.4 million warrants expiring February 14, 2007 are traded on the Toronto Stock Exchange under the symbol GSC.WT.A. During 2005, 385,000 warrants were exercised resulting in cash proceeds of $0.7 million to Golden Star.

18.      Stock Based Compensation

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

The following tables summarize information about options under the GSR Plan:


                                        2005                            2004                     2003
-------------------------------------------------------------------------------------------------------------------------------
GSR Plan                                    Weighted-Average                Weighted-Average               Weighted-Average
                                Shares       Exercise Price       Shares     Exercise Price     Shares      Exercise Price
                                (000s)          (Cdn$)            (000s)       (Cdn$)           (000s)         (Cdn$)
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at
 beginning of year              5,271            3.17             5,241           2.41          4,489            1.36
Granted                         3,047            2.56               855           6.95          2,354            3.99
Exercised                        (313)           2.37              (767)          2.12         (1,518)           1.73
Forfeited                        (615)           5.42               (58)          4.31            (84)           2.92
-------------------------------------------------------------------------------------------------------------------------------
Outstanding end of
 year                           7,390            2.75             5,271           3.17          5,241            2.41
Options vested and
 exercisable at
 year-end                       6,414            2.34             4,140           2.54          3,803            1.81
Weighted-average fair
 value of options granted
 during the year                                 0.95                             2.45                           1.25
-------------------------------------------------------------------------------------------------------------------------------


GSR Plan             Options Outstanding                             Options Exercisable
---------------------------------------------------------------------------------------------
  Range of        Number      Weighted-Average  Weighted-Average    Number        Weighted-
  Exercise    Outstanding at      Remaining      Exercise Price  Exercisable at    Average
    Prices     December 31,    Contractual Life                   December 31,    Exercise
                    2005                                              2005          Price
   (Cdn$)         (000s)            (years)          (Cdn$)          (000s)        (Cdn$)
---------------------------------------------------------------------------------------------
 0.00 to .99              140               1.1            0.29             140         0.29
1.00 to 2.50            5,099               4.1            1.77           5,024         1.76
2.51 to 4.00              655               7.1            3.21             481         3.19
4.01 to 7.00            1,419               8.5            6.00             730         5.90
7.01 to 10.00              76               7.9            8.39              38         8.39
---------------------------------------------------------------------------------------------
                        7,390               5.2            2.75           6,414         2.34
---------------------------------------------------------------------------------------------

Options granted during 2005:

       Date        Number of Options   Strike Price   Fair Value per Total Fair Value    Option
      Granted            (000s)              (Cdn$)   option (Cdn$)   (000s of Cdn$)      Life
----------------------------------------------------------------------------------------------------
January 26, 2005                 345            4.58            1.68             579       5
January 26, 2005                 169            4.58            1.37             231      3.5
December 21, 2005                339            1.82            1.16             393      3.5
December 21, 2005                612            2.50            0.68             416       3
December 21, 2005                140            0.29            2.41             338    6 months
December 21, 2005                722            1.82            0.91             658    6 months
December 21, 2005                720            2.50            0.37             266    6 months

----------------------------------------------------------------------------------------------------
              Total            3,047            2.56            0.95           2,881
----------------------------------------------------------------------------------------------------


Options granted during 2004:

       Date        Number of Options   Strike Price   Fair Value per Total Fair Value    Option
      Granted            (000s)              (Cdn$)   option (Cdn$)   (000s of Cdn$)      Life
----------------------------------------------------------------------------------------------------
May 14, 2004                     855            6.95            2.45           2,094    10 years
----------------------------------------------------------------------------------------------------
              Total              855            6.95            2.45           2,094    10 years
----------------------------------------------------------------------------------------------------

The fair value of options granted during 2005, 2004 and 2003 were estimated at the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               2005             2004             2003
--------------------------------------------------------------------------------------------
Expected volatility                        27.3% - 34.9%         36%              34%
Risk-free interest rate                    2.75% - 3.5%     3.72% - 4.06%    3.01% - 4.46%
Expected lives                            0.5 to 5 years   3.5 to 5 years   3.5 to 5 years
Dividend yield                                  0%               0%               0%
--------------------------------------------------------------------------------------------


In November 2003 the Accounting Standards Board of the Canadian Institute of Certified Accountants amended CICA Handbook CICA 3870, - "Stock-based Compensation and other Stock-based Payments" to require expensing of all stock based compensation awards for fiscal years beginning on or after January 1, 2004. In light of this development we adopted the new provision of CICA 3870 in 2003. As a result, we recognized stock based compensation expense of approximately $0.9 million and $1.4 million in 2005 and 2004 respectively for stock options granted during 2005 and 2004.

Stock Bonus Plan - In December 1992, we established an Employees' Stock Bonus Plan (the "Bonus Plan") for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provided for the issuance of 900,000 common shares of bonus stock of which 491,162 common shares have been issued as of December 31, 2005.

During 2005, 2004 and 2003 a total of 45,342, nil and 57,200 common shares respectively were issued to employees pursuant to the Bonus Plan. We recognized compensation expense related to bonuses under the Bonus Plan during 2005, 2004 and 2003 of $0.2 million, nil and $0.1 million

19.      Income Taxes

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

Our future tax assets and liabilities at December 31, 2005 and 2004 include the following components:

                                              2005          2004
----------------------------------------------------------------------
Future tax assets:
Offering costs                                   $2,577        $2,218
Loss carryovers                                  62,745        48,163
Capital loss carryovers                          12,206        11,632
Tax pools                                        10,840        18,132
Reclamation costs                                 1,226             -
Derivatives                                       4,288             -
Other                                             1,479             -
Valuation allowance                             (39,240)      (64,399)
                                          ----------------------------
Future tax assets                               $56,121       $15,746
                                          ----------------------------

Future tax liabilities:
Mine property costs                             $85,575       $13,805
Derivatives                                         388             -
Conversion feature discount                         759             -
Reclamation costs                                     -           399
                                          ----------------------------
Deferred tax liabilities                         86,722        14,204
----------------------------------------------------------------------
Net future tax assets/(liability)              $(30,601)       $1,542
----------------------------------------------------------------------

The composition of our valuation allowance is summarized as follows:


                                              2005          2004
----------------------------------------------------------------------

Canada                                          $23,712       $32,756
France                                            5,584        26,141
Ghana                                             9,944         5,502
                                          ----------------------------
Total valuation allowance                       $39,240       $64,399
----------------------------------------------------------------------


During 2005, we released $3.3 million and $4.9 million, respectively, of valuation allowance related to our net future tax assets in France and Canada. The release of the French valuation allowance related to projected future royalty income. The release of the Canadian valuation allowance resulted from the anticipated utilization of $30 million of capital loss carryovers against the March 2006 gain on the sale of Moto shares. Valuation allowances were not provided on the future tax assets resulting from 2005 losses in France and Ghana totaling $3.2 million and $1.5 million, respectively.

The provision for income taxes includes the following components:

                             2005               2004        2003
-----------------   --------------   ----------------   --------------
Current
   Canada          $            -   $              -   $            -
   Foreign                      -                  -                -
-----------------   --------------   ----------------   --------------
Total              $            -   $              -   $            -
-----------------   --------------   ----------------   --------------

Deferred
   Canada          $       (4,926)  $              -   $            -
   Foreign                 (8,004)            (1,542)               -
-----------------   --------------   ----------------   --------------
Total              $      (12,930)  $         (1,542)  $            -
-----------------   --------------   ----------------   --------------

A reconciliation of expected income tax on net income before minority interest at statutory rates with the actual expenses (recovery) for income taxes is as follows:


                                                   2005           2004           2003
-------------------------------------------------------------------------------------------
Net income (loss) before minority interest          $(26,184)        $2,377        $24,533
Statutory tax rate                                      32.5%          32.1%          34.1%
-------------------------------------------------------------------------------------------
Tax expense (benefit) at statutory rate               (8,515)           763          8,365
-------------------------------------------------------------------------------------------
Enacted future tax rate reductions                         -              -           (490)
Foreign tax rates                                     (3,296)          (152)        (6,489)
Change in tax rates                                      568              -              -
Nondeductible portion of capital losses                  270          3,174              -
Expired loss carryovers                               16,287          1,450          2,866
Ghana investment allowance                              (666)          (316)          (636)
Nondeductible stock option compensation                  274            445            129
Nondeductible expenses                                   163            119              -
Tax loss sale of EURO shares                               -         (2,898)             -
Loss carryover not previoulsy recognized                (444)         4,447              -
Intercompany asset basis not deductible                6,320              -              -
Ghana property basis not previously recognized           862         (2,733)           716
Nondeductible Ghana property basis                       597              -              -
Change in future tax assets due to echange
 rates                                                   238         (3,919)        (8,283)
Change in valuation allowance                        (25,588)        (1,922)         3,822
-------------------------------------------------------------------------------------------
Income tax expense (recovery)                       $(12,930)       $(1,542)       $     -
-------------------------------------------------------------------------------------------

During 2005, 2004 and 2003, we recognized $4.2 million, $0.3 million and $6.4 million, respectively, of share offering costs. Shareholders' equity has been credited in the amounts of $1.3 million, $0.1 million and $2.1 million for the tax benefits of these deductions; however a valuation allowance had been provided against their full amount. In addition, in 2005 we reported a $2.9 million discount related to our convertible debt. Shareholders' equity has been charged in the amount of $0.9 million for the associated tax expense. A $0.4 million valuation allowance has been provided in shareholders' equity for the net tax impact of the share offering costs and discount items.

At December 31, 2005 we had loss carryovers expiring as follows:

                Canada    Ghana     France
              ------------------------------
2006             $2,595        $-        $-
2007                356         -         -
2008              1,901         -         -
2009              2,344         -         -
2010              1,101         -         -
2014             10,645         -         -
2015              4,569         -         -
Indefinite       42,623   182,283    28,288
              ------------------------------
Total           $66,134  $182,283   $28,288
--------------------------------------------

20.      Earnings per Common Share

The following table provides a reconciliation between basic and diluted earnings per common share:

                                                      For the years ended December 31,
                                                  ----------------------------------------
                                                      2005         2004         2003
------------------------------------------------------------------------------------------
Net Income/(Loss)                                     ($13,531)      $2,642       $21,956
------------------------------------------------------------------------------------------

Shares (in millions)
--------------------------------------------------
Weighted average number of common shares                 143.6        138.3         111.0
Impact of Dilutive Securities:
       Options                                             2.7          2.9           2.7
       Convertible notes                                     -            -             -
       Warrants                                              -          2.5           4.2
------------------------------------------------------------------------------------------
Weighted average number of dilutive common shares        146.3        143.7         117.9
------------------------------------------------------------------------------------------

Basic Income/(Loss) Per Common Share                   ($0.094)      $0.019        $0.198
Diluted Income/(Loss) Per Common Share                 ($0.094)      $0.018        $0.186
------------------------------------------------------------------------------------------

21.      Supplemental Cash Flow Information

The following is a summary of non-cash transactions:

                                                                                    2005       2004       2003
---------------------------------------------------------------------------------------------------------------
Barnex royalty buy-
 back                                                                                 $-         $-    $12,045
Common shares issued for Barnex royalty buy-back                                       -          -    (12,045)
Investment in Goldfields Miniere S.A.                                                  -        300          -
Common shares issued to purchase Goldfields Miniere S.A.                               -       (300)         -
Non-Cash Component of Investment in St. Jude Resources Ltd.                      110,924
Common shares, warrants and options issued to purchase St. Jude Resources Ltd.  (110,924)                    -
---------------------------------------------------------------------------------------------------------------

There was no cash paid for income taxes during 2005, 2004 and 2003. Cash paid for interest was $3.1 million in 2005, $0.1 million in 2004 and $0.1 million in 2003. A total of $0.06 million of depreciation was included in general and administrative costs or was capitalized into projects.

22.      Operations by Segment and Geographic Area

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location. The corporate entity is incorporated in Canada and domiciled in the United States.

                            Africa - Ghana
                          ---------------------------
(as of December 31 or for Bogoso/    Wassa    Other   South   Corporate  Total
 the year ended)           Prestea                    America
--------------------------------------------------------------------------------
 2005
      Revenues             $58,534  $31,405       $-   $4,282   $1,244  $95,465
      Net Income/(Loss)      4,578   (8,994)     (20)    (412)  (8,683) (13,531)
      Total Assets         143,111  103,506  200,287   10,604  107,095  564,603
--------------------------------------------------------------------------------
 2004
      Revenues             $61,002       $-       $-   $3,145     $882  $65,029
      Net Income/(Loss)     12,533     (168)       -    1,772  (11,495)   2,642
      Total Assets          90,297   70,681   31,080      817   59,285  252,160
--------------------------------------------------------------------------------
 2003
      Revenues             $63,640       $-       $-     $102     $628  $64,370
      Net Income/(Loss)     23,253     (171)       -   (1,411)     285   21,956
      Total Assets          64,828   44,523   20,058      352   92,630  222,391
--------------------------------------------------------------------------------

23.      Related Parties

During 2005, we obtained legal services from a legal firm to which our Chairman is of counsel. Total cost of all services purchased during 2005 was $1.2 million. Our Chairman did not personally perform any legal services for us during 2005 nor did he benefit directly or indirectly from payments for the services performed by the firm.

During 2005, a corporation controlled by Michael A. Terrell provided management services (including those of Mr. Terrell) to St. Jude for which it was paid Cdn$250,000. Mr. Terrell became a director of Golden Star following our acquisition of St. Jude in December.

24.      Acquisitions

In late December 2005, we completed the acquisition of 100% of the outstanding shares of St. Jude Resources Ltd., a Canadian company with a focus on Ghana and other West African countries. Our total cost to acquire St. Jude was $112.8 million. This included issuance of 31.4 million of our common shares at a price of $3.45 each, 3.2 million warrants with a fair value of $1.0 million, 2.5 million options at a fair value of $1.6 million and $1.9 million of transaction costs. The transaction resulted in St. Jude shareholders holding approximately 19% of Golden Star on a fully diluted basis at the date of the transaction. St. Jude's earnings were recognized in our consolidated statement of operations beginning on December 22, 2005. Since the acquisition was completed so late in the fiscal year, the allocation of the purchase costs shown below should be considered a preliminary allocation. Further analysis of the fair value of St. Jude's assets, liabilities and the costs inherent in combining personnel and operations in 2006 may require adjustments to the allocation. Furthermore several estimates were required to accrue transaction costs. Many of the decisions about severance and office closures, it any, and other aspects of combining the two entities have not yet been addressed due to timing of the acquisition in relation to the end of our fiscal year.

The purchase cost and the allocation of the purchase costs to St. Jude's assets and liabilities are as follows:

ST. JUDE ACQUISITION COSTS
                                             AMOUNT         VALUE
                                          ----------------------------
Golden Star Common Shares issued            31,377,588       $108,298
Golden Star Common Share Options Issued      2,533,176          1,634
Golden Star Common Share Warrants Issued     3,240,000            992
Golden Star's transaction costs                      -          1,869
                                                       ---------------
    Total Acquisition Cost                                   $112,793

----------------------------------------------------------------------

ALLOCATION OF PURCHASE COSTS

Current assets                                                 $2,803
Mineral properties - Ghana - Hinwi-
 Butre/Benso                                                  135,832
Mineral properties - Burkina Faso -
 Goulagou and Other                                            18,247
Mineral properties - Ghana - Shein Hills                        1,095
Mineral properties - Niger                                        365
Equipment net                                                     203
                                                       ---------------
Total Assets                                                 $158,545

Accounts Payable and Accrued Expenses                            $680
Future Tax Liability                                           45,072
                                                       ---------------
Total Liabilities                                             $45,752

                                                       ---------------
Net Asset Value                                              $112,793
                                                       ===============

An analysis of St. Jude's current assets and current liabilities indicated they were carried at fair value. Amounts allocated to mineral properties were based on comparable sales or on cash flow projections for properties where sufficient data was available to prepare cash flow projections. Cash flow projections were based on resource data received from St. Jude. Construction costs, sustaining capital costs and operating costs were included in the projections. The future tax liability recognizes the fact that while the long term assets were revalued to fair value as required for purchase accounting, there was no corresponding step-up in the tax basis of the long term assets and thus future book amortization will exceed tax amortization.

The following condensed unaudited pro forma consolidated results of operations for 2004 and for 2005 are presented as if the acquisition of St. Jude had taken place on January 1, 2004 and on January 1, 2005. The pro forma results incorporate St. Jude's 2004 and 2005 revenues and expenses as adjusted to reflect adjustments required to harmonize St. Jude's accounting policies with ours and to convert St. Jude's results to US dollars.

                                                  Cdn GAAP             US GAAP
                                            ------------------------------------------
  (in $ million, except per share amounts)       2004      2005       2004       2005
--------------------------------------------------------------------------------------
Net sales                                       $65.2     $95.6      $65.2     $102.4
Income before changes in accounting
 principles                                       1.0     (15.2)     (15.4)     (34.2)
Net income/(loss)                                 1.0     (15.2)     (15.4)     (34.2)
Earnings/(loss) per common share                $0.01    $(0.09)    $(0.09)    $(0.20)
--------------------------------------------------------------------------------------
Comprehensive income                            NA        NA         (15.4)     (26.0)
--------------------------------------------------------------------------------------

These differences include converting St. Jude balances from Cdn$ to US$, converting St. Jude accounting policies to match Golden Star policies and adjustments for corporate entity costs that would not have been incurred by St. Jude.

The unaudited pro forma information is not necessarily indicative of what the actual combined results of operation would have been had the acquisition occurred at the beginning of the respective periods presented.

25.      Financial Instruments

Fair Value - Our financial instruments are comprised of cash, short-term investments, accounts receivable, restricted cash, accounts payable, accrued liabilities, accrued wages, payroll taxes and debt. The fair value of cash and short-term investments, accounts receivable, accounts payable, accrued liabilities and accrued wages, payroll taxes and current debt equals their carrying value due to the short-term nature of these items. The fair value of restricted cash is equal to the carrying value as the cash is invested in short-term, high-quality instruments. See Note 12 for fair values of long term debt.

26.      Gain on Sale of Subsidiaries Sale of Common Shares

EURO sold 4.0 million of their common shares at (euro)0.20 each in a private placement in December 2005 raising (euro)0.8 million. EURO also received, as part of the same transaction, (euro)0.05 million in exchange for 1.0 million warrants which allow the holder to purchase EURO's common shares at (euro) 0.45 each until December 12, 2007. Based on the dilutive effect of the private placement on Golden Star's ownership position and on a nil value in EURO's minority interest account, Golden Star recognized a $1.0 million gain on the transaction.

27.      Subsequent Event

In March 2006, we exercised our remaining 1.0 million Moto warrants bringing our total ownership in Moto to 6.0 million shares and immediately afterward sold all six million common shares in a bought-deal transaction in Canada for Cdn$7.50 per share. The sale of the six million shares resulted in net proceeds to Golden Star of Cdn$45.0 million ($38.9 million). The sale is expected to realize approximately $30.3 million of pre-tax capital gain for Golden Star, which will be recorded as income in the first quarter.

28.      Generally Accepted Accounting Principles in the United States

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.


(a) Consolidated Balance Sheets Under US GAAP                          As of December 31,
                                                                  ----------------------------
                                                                           2005          2004
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $89,709       $12,877
   Short term investments                                                     -        38,850
   Accounts receivable                                                    6,560         3,592
   Inventories                                                           23,181        15,366
   Due from sale of property                                                  -         1,000
   Current tax assets                                                     6,248         1,542
   Fair value of derivatives                                              1,220             -
   Deposits                                                               5,185         5,102
   Other current assets                                                     686           517
----------------------------------------------------------------------------------------------
       Total current assets                                             132,789        78,846

Restricted cash                                                           3,865         3,351
Long term investments (Notes d1 and  d2)                                 15,182         4,132
Deferred exploration and development costs (Notes d3 and d4)            155,649             -
Property, plant and equipment (Note d5)                                  83,813        28,653
Mine construction in progress                                            36,706        49,430
Mining properties (Notes d3, d4 and d5)                                  81,504        52,586
Deferred stripping (Note d6)                                              1,548         1,357
Loan acquisition costs                                                    1,020             -
Deferred tax asset                                                        8,223             -
Other assets                                                              2,144         1,617
----------------------------------------------------------------------------------------------
         Total assets                                                  $522,443      $219,972
==============================================================================================
LIABILITIES
Current liabilities                                                     $40,815       $17,480
Long term debt (Note d7)                                                 66,632         1,707
Asset retirement obligations                                              8,286         8,660
Future tax liability                                                     45,072             -
Fair value of long term derivatives                                       7,263             -
----------------------------------------------------------------------------------------------
       Total liabilities                                                168,068        27,847
----------------------------------------------------------------------------------------------

Minority interest                                                         1,964         3,899
Commitments and contingencies                                                 -             -

SHAREHOLDERS' EQUITY
Share capital (Note d8)                                                 519,540       339,524
Contributed surplus                                                       8,294         2,040
Accumulated comprehensive income and other (Note d2)                      8,179         1,316
Deficit                                                                (183,602)     (154,654)
----------------------------------------------------------------------------------------------
       Total shareholders' equity                                       352,411       188,226
----------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                    $522,443      $219,972
----------------------------------------------------------------------------------------------

(b)  Consolidated Statements of Operations under US GAAP                    For the Years ended December 31,
                                                                           ----------------------------------
                                                                                 2005       2004        2003
-------------------------------------------------------------------------------------------------------------
Net income under Cdn GAAP                                                    $(13,531)    $2,642     $21,956
Deferred exploration expenditures expensed per US GAAP (Note d3)              (14,597)    (5,735)     (5,252)
Net loss at Wasa mine prior to Canadian GAAP in-service date (Note d5)         (4,888)         -           -
Write-of of deferred exploration properties (Note d3)                           1,403          -           -
Capitalized mine property acquisition costs expensed for US GAAP (Note d4)          -     (6,799)     (4,763)
Other  (Notes d3 and d7)                                                          455          -           -
-------------------------------------------------------------------------------------------------------------
Net income/(loss) under US GAAP before minority interest                      (31,158)    (9,892)     11,941
Minority interest, as adjusted                                                  2,210        746         933
-------------------------------------------------------------------------------------------------------------
Net income/(loss) under US GAAP before cumulative effect of change in
 accounting method                                                            (28,948)    (9,146)     12,874
Cumulative effect of change in accounting method                                    -          -         483
-------------------------------------------------------------------------------------------------------------
Net Income/(loss) under US GAAP                                               (28,948)    (9,146)     13,357
Other comprehensive income - gain on marketable securities (Note d2)            8,179          -        (548)
-------------------------------------------------------------------------------------------------------------
Comprehensive income/(loss)                                                  $(20,769)   $(9,146)    $12,809
-------------------------------------------------------------------------------------------------------------

Basic net income/(loss) per share under US GAAP before cumulative effect of
 change in accounting method                                                  $(0.202)   $(0.066)     $0.116
Cumulative effect of change in accounting method                                    -          -       0.004
Basic net income/(loss) per share under US GAAP after cumulative effect of
 change in accounting method                                                  $(0.202)   $(0.066)     $0.120
-------------------------------------------------------------------------------------------------------------

Diluted net income/(loss) per share under US GAAP before cumulative effect
 of change in accounting method                                               $(0.202)   $(0.066)     $0.109
Cumulative effect of change in accounting method                                    -          -       0.004
Diluted net income/(loss) per share under US GAAP after cumulative effect
 of change in accounting method                                               $(0.202)   $(0.066)     $0.113
-------------------------------------------------------------------------------------------------------------

(c)  Consolidated  Statements of Cash Flows under US GAAP                    For the years ended December 31,
                                                                             --------------------------------
                                                                                 2005       2004        2003
-------------------------------------------------------------------------------------------------------------
Cash provided by (used in):
          Operating Activities                                                $(27,530)  $    575   $ 19,029
          Investing activities                                                 (38,899)   (95,113)   (57,993)
          Financing activities                                                 143,261     17,445    108,918
-------------------------------------------------------------------------------------------------------------
Increase/(Decrease) in cash and cash equivalents for the year                   76,832    (77,093)    69,954
Cash and cash equivalent beginning of the year                                  12,877     89,970     20,016
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents end of the year                                     $ 89,709   $ 12,877   $ 89,970
-------------------------------------------------------------------------------------------------------------

(e)      Notes.

     (1) Minority investments in entities whose major business is mineral exploration are deemed for US GAAP to be equivalent to exploration spending and are expensed as incurred.

     (2) Under US GAAP, investments in marketable equity securities are marked to fair value at the end of each period with gains and losses recognized in the statement of operations. Under Cdn GAAP gains and losses on marketable equity securities are noted in the foot notes and recognized in the statement of operations only when the investment is sold.

     (3) Under US GAAP, exploration, acquisition and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset's cost basis is reduced in accordance with Cdn GAAP provisions.

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

     (5) Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it can be shown that it is capable of producing its intended product. Under Cdn GAAP new production facilities are placed in service when output reaches a significant portion of the facility's design capacity. As such, the new Wassa mine and processing operation was placed in service on January 1, 2005 for US GAAP purposes and was placed in service on April 1, 2005 for Cdn GAAP purposes. All operating expenses, including ARO accretion, depreciation, depletion and amortization and work in process inventory adjustments were recognized in the statement of operations for US GAAP during the first quarter of 2005 while such costs were capitalized net of revenues generated for Cdn GAAP.

     (6) In March 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board issued statement 04-6 "Accounting for Stripping Costs Incurred During Production in the Mining Industry" ("EITF 04-6") which precludes deferral of stripping costs during a mine's production phase. EITF 04-6 requires that deferred stripping costs be considered a variable production cost. The new pronouncement is effective January 1, 2006 and transition provisions allow any remaining balances in deferred stripping asset accounts to be closed directly to retained earnings on January 1, 2006. In Canada the Emerging Issues Committee ("EIC") has since issued a "Draft Abstract of Issue Discussed" titled "D56 Accounting for Stripping Costs in the Mining Industry" which concludes that deferred stripping could be retained as an acceptable accounting method in Canada under certain circumstances. We have opted to discontinue deferral of production phase stripping costs as of January 1, 2006 for both US and Cdn GAAP and thus will have no accounting differences between US and Canadian GAAP in this area.

     (7) For US GAAP purposes, 100% of the $50.0 million of convertible notes issued in the second quarter of 2005 was classified as a liability. Under Cdn GAAP, the fair value of the conversion feature is classified as equity and the balance is classified as a liability. Under Cdn GAAP, the liability portion is accreted each period in amounts which will increase the liability to its full amount as of the maturity date and the accretion is recorded as interest expense.

     (8) Numerous transactions since the Company's organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP); - under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries' shares are not allowed under US GAAP.

     (9)  Impact of Recently Issued Accounting Standards.

               In June 2005, the Financial Accounting Standards Board, which we refer to as the "FASB", issued SFAS No. 154, "Accounting Changes and Error Corrections", applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to affect our financial condition or results of operations.

               In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 had no material impact on our financial condition or results of operations in 2005.

               In December 2004, the FASB finalized SFAS No. 123R Share-Based Payment, amending SFAS No. 123, effective beginning our first quarter of fiscal 2006. SFAS 123R requires the Company to expense stock options based on grant date fair value in its financial statements. Further, the SFAS 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. We adopted the optional provisions of FAS 123 in 2003 and have expensed share based payments since that time.

               In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29", which is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We do not expect SFAS No. 153 to affect our financial condition or results of operations.

               In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB 43, Chapter 4." SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials(spoilage) should be recognized as current-period charges and requires the allocation of fixed productions overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect SFAS No. 151 to affect our financial condition or results of operations.

               FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EIFT Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. We do not expect a material impact on our financial condition or results of operations upon adoption of this new guidance.

               In March 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board issued statement 04-6 "Accounting for Stripping Costs Incurred During Production in the Mining Industry" ("EITF 04-6") which precludes deferral of stripping costs during a mine's production phase. EITF 04-6 requires that deferred stripping costs be considered a variable production cost. The new pronouncement is effective January 1, 2006 and transition provisions allow any remaining balances in deferred stripping asset accounts to be closed directly to retained earnings on January 1, 2006. In line with this new pronouncement, we will close the $1.5 million remaining deferred stripping asset balance directly to retained earnings on January 1, 2006.

               Following the change in US GAAP, the Emerging Issues Committee ("EIC") in Canada issued a "Draft Abstract of Issue Discussed" titled "D56 Accounting for Stripping Costs in the Mining Industry" which concluded that deferred stripping could be retained as an acceptable accounting method in Canada. Based on this new development in Cdn GAAP, we plan to continue using a deferred stripping policy for our Cdn GAAP financial statements and will thus have a US/Cdn GAAP difference related to deferred stripping costs after December 31, 2005.

29.      Quarterly Financial Data


Summary of Quarterly Results
  ($ millions, execept per share data)             (unaudited)
------------------------------------------------------------------------------------------
                     2005 Quarters ended (1)                    2004 Quarters ended
                   -----------------------------------------------------------------------
                    Dec. 31 Sept. 30 June 30 March 31  Dec. 31 Sept. 30  June 30 March 31
------------------------------------------------------------------------------------------
Revenues              $27.7   $24.7    $24.9    $18.1    $15.2    $13.4    $16.5    $19.9
Net
 earnings/(loss)       (1.0)   (6.7)    (3.7)    (2.2)     0.6     (4.3)     1.1      5.2
------------------------------------------------------------------------------------------
Net earnings/(loss)
 per share
  Basic              $(0.01) $(0.05)  $(0.03)  $(0.02)   $0.00   $(0.03)   $0.01    $0.04
  Diluted            $(0.01) $(0.05)  $(0.03)  $(0.02)    0.00    (0.03)    0.01     0.04
------------------------------------------------------------------------------------------

(1) Quarters one, two and three have been restated as if hedge accounting had not been applied to EURO's gold futures contracts. (See Item 9A below). EURO did not apply hedge accounting to quarter four and thus it is not restated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with PricewaterhouseCoopers LLP, our auditors, regarding any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Golden Star's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934). Based on the evaluation the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005 disclosure controls and procedures were not effective, because of the material weakness discussed in managements report on internal control over financial reporting.

Management's report on internal control over financial reporting:

Management of Golden Star is responsible for establishing and maintaining adequate internal control over financial reporting. Golden Star's internal control over financial reporting is a process designed under the supervision of Golden Star's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with Canadian GAAP.

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment identified one control deficiency in the Company's internal control over financial reporting that constitutes a material weakness, as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2, that existed as of December 31, 2005. As of December 31, 2005, management did not maintain effective controls over the presentation and documentation of certain derivatives. Specifically, the Company did not prepare and maintain sufficient documentation to support the designation and effectiveness of hedges of certain gold future contracts entered into by its subsidiary, EURO Ressources S.A., during 2005. This control deficiency resulted in the requirement for the restatement of the Company's consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2005 and an audit adjustment to the 2005 annual consolidated financial statements. In addition, this control deficiency could result in a misstatement of derivative related accounts including fair value of derivatives and mark-to-market adjustments that would result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected. Because of the existence of the deficiency in question at year-end, management has concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2005.

Our assessment excluded St. Jude Resources Ltd. because it was acquired by the Company in a purchase business combination on December 21, 2005. St. Jude Resources assets represent 28% of our consolidated assets as of December 31, 2005.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 75 and 76 of the Consolidated Financial Statements, which expresses an unqualified opinion on management's assessment and, due to the control deficiency described above, an adverse opinion with respect to the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

Management's report on Consolidated Financial Statements

Management has concluded that the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in accordance with Canadian generally accepted accounting principles. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP as stated in their report which expressed an unqualified opinion thereon.


ITEM 9B.           OTHER INFORMATION

None.

ITEMS 10, 11, 12, 13 AND 14

In accordance with General Instruction G(3), the information required by Part III is hereby incorporated by reference from our proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the fiscal year covered by this report.

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (h)  The following documents are filed as part of this Report:

          (i)  Financial Statements

          o    Management's Report
          o    Auditors' Report
          o    Consolidated Balance Sheets as of December 31, 2005 and 2004
          o    Consolidated   Statements  of  Operations  for  the  years  ended
               December 31, 2005, 2004 and 2003
          o Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003
          o Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
          o    Notes to the Consolidated Financial Statements

          (ii) Financial Statement Schedules

               Financial Statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

     (i)  Exhibits


3(i) Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 23, 2003); Articles of Amendment dated May 6, 2005

3(ii) Bylaws of the Company,  including:  Bylaw Number One, amended and restated
     as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on January 23,
     2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on January 23,
     2003)

4.1 Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3/A (Reg. No. 333-91666) filed on July 15, 2002)

4.2 Amended and Restated Shareholder's Rights Plan dated as of May 20, 2004 between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed June 3, 2004)

4.9 Warrant Indenture, dated as of February 14, 2003, between the Company and CIBC Mellon Trust Company, including the Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on February 14,
     2003)

4.11 Securities Purchase Agreement dated April 15, 2005 between the Company and Amaranth LLC (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on April 19, 2005)

4.12 Form of Senior Convertible Note dated April 15, 2005 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on April 19, 2005)

4.13 Registration Rights Agreement dated April 15, 2005 between the Company and Amaranth LLC (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on April 19, 2005)

4.14 Form of Warrant issued to warrantholders of St. Jude Resources Ltd.

4.15 Form of Option issued to optionholders of St. Jude Resources Ltd.

10.1 Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 23,
     2003)

10.2 Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 2004)

10.3 Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 23, 2003)

10.4 Employees' Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 2000)

10.5 Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company's Form 10-K for the year ended December 31, 1999)

10.6 Amended and Restated Employment Agreement with Mr. Peter Bradford dated April 30, 2004 (incorporation by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2004); Letter Agreement amending Mr. Bradford's Amended and Restated Employment Agreement dated February 3, 2005 (incorporated by reference to the Company's Form 10-K for the year ended December 31, 2004)

10.7 Amended and Restated Employment Agreement with Mr. Allan J. Marter dated April 30, 2004 (incorporation by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2004)

10.8 Amended and Restated Employment Agreement with Dr. Douglas Jones dated April 30, 2004 (incorporation by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2004)

10.9 Amended and Restated Employment Agreement with Mr. Bruce Higson-Smith dated April 30, 2004 (incorporation by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 2004)

10.10 Amended and Restated Employment Agreement with Mr. Richard Q. Gray dated April 30, 2004 (incorporation by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2004)

10.11 Agreements between the Company and its outside directors granting them options to purchase Guyanor Class "B" common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit 10.39 to the Company's Form 10-K for the year ended December 31, 1996), (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company's Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company's Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company's Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2002)

10.12 Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 6, 2002)

10.13 Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star's interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed March 6, 2002)

10.14 Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property

10.15 Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property

10.16 Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 6, 2002)

10.17 Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 form the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporation by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31,
     2004)

10.18 Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea underground property (incorporation by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 2004)

10.19 Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to
     Exhibit  10.25 to the Company's  Form 10-K for the year ended  December 31,
     2002)

10.20 Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to
     Exhibit  10.26 to the Company's  Form 10-K for the year ended  December 31,
     2002)

10.21 Letter agreement between the Company and Guyanor Ressources S.A. dated September 30, 2004 relating to sale of Gross Rosebel Participation Right (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2004)

10.22 Arrangement Agreement dated November 11, 2005 between the Company and St. Jude Resources Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 17, 2005)

10.23 Executive Employment Agreement, dated July 1, 2002, between St. Jude Resources Ltd. and Bluestar Management Inc.

10.24 License Agreement, dated June 28, 2004 between Biomin Technologies S.A. and Bogoso Gold Limited

14 Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers

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

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2 Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GOLDEN STAR RESOURCES LTD.
                                                     Registrant

                                                     By:      /s/ Peter J. Bradford
                                                        ----------------------------------------------------------
                                                              Peter J. Bradford
                                                              President and Chief Executive Officer

                                                     Date:    March 27, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By:      /s/ Peter J. Bradford                             By:      /s/ Allan J. Marter
         --------------------------------------------               -------------------
Name:    Peter J. Bradford                                 Name:    Allan J. Marter
Title:   President and Chief Executive Officer             Title:   Senior Vice-President and Chief Financial Officer
Date:    March 27, 2006                                    Date:    March 27, 2006

By:      /s/ James E. Askew                                By:      /s/ David L. Bumstead
         --------------------------------------------               ---------------------
Name:    James E. Askew                                    Name:    David L. Bumstead
Title:   Director                                          Title:   Director
Date:    March 27, 2006                                    Date:    March 27, 2006

By:      /s/ David K. Fagin                                By:      /s/ Ian MacGregor
         --------------------------------------------               -----------------
Name:    David K. Fagin                                    Name:    Ian MacGregor
Title:   Director                                          Title:   Director
Date:    March 27, 2006                                    Date:    March 27, 2006

By:      /s/ Michael Martineau                             By:      /s/ Michael Terrell
         --------------------------------------------               -------------------
Name:    Michael Martineau                                 Name:    Michael Terrell
Title:   Director                                          Title:   Director
Date:    March 27, 2006                                    Date:    March 27, 2006

                                    EXHIBITS

3(i) Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 23, 2003); Articles of Amendment dated May 6, 2005

3(ii) Bylaws of the Company,  including:  Bylaw Number One, amended and restated
     as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on January 23,
     2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on January 23,
     2003)

4.1 Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3/A (Reg. No. 333-91666) filed on July 15, 2002)

4.2 Amended and Restated Shareholder's Rights Plan dated as of May 20, 2004 between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed June 3, 2004)

4.9 Warrant Indenture, dated as of February 14, 2003, between the Company and CIBC Mellon Trust Company, including the Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on February 14,
     2003)

4.11 Securities Purchase Agreement dated April 15, 2005 between the Company and Amaranth LLC (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on April 19, 2005)

4.12 Form of Senior Convertible Note dated April 15, 2005 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on April 19, 2005)

4.13 Registration Rights Agreement dated April 15, 2005 between the Company and Amaranth LLC (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on April 19, 2005)

4.14 Form of Warrant issued to warrantholders of St. Jude Resources Ltd.

4.15 Form of Option issued to optionholders of St. Jude Resources Ltd.

10.1 Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 23,
     2003)

10.2 Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 2004)

10.3 Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 23, 2003)

10.4 Employees' Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 2000)

10.5 Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company's Form 10-K for the year ended December 31, 1999)

10.6 Amended and Restated Employment Agreement with Mr. Peter Bradford dated April 30, 2004 (incorporation by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2004); Letter Agreement amending Mr. Bradford's Amended and Restated Employment Agreement dated February 3, 2005 (incorporated by reference to the Company's Form 10-K for the year ended December 31, 2004)

10.7 Amended and Restated Employment Agreement with Mr. Allan J. Marter dated April 30, 2004 (incorporation by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2004)

10.8 Amended and Restated Employment Agreement with Dr. Douglas Jones dated April 30, 2004 (incorporation by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2004)

10.9 Amended and Restated Employment Agreement with Mr. Bruce Higson-Smith dated April 30, 2004 (incorporation by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 2004)

10.10 Amended and Restated Employment Agreement with Mr. Richard Q. Gray dated April 30, 2004 (incorporation by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2004)

10.11 Agreements between the Company and its outside directors granting them options to purchase Guyanor Class "B" common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit 10.39 to the Company's Form 10-K for the year ended December 31, 1996), (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company's Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company's Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company's Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2002)

10.12 Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 6, 2002)

10.13 Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star's interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed March 6, 2002)

10.14 Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property

10.15 Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property

10.16 Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 6, 2002)

10.17 Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 form the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporation by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31,
     2004)

10.18 Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea underground property (incorporation by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 2004)

10.19 Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to
     Exhibit  10.25 to the Company's  Form 10-K for the year ended  December 31,
     2002)

10.20 Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to
     Exhibit  10.26 to the Company's  Form 10-K for the year ended  December 31,
     2002)

10.21 Letter agreement between the Company and Guyanor Ressources S.A. dated September 30, 2004 relating to sale of Gross Rosebel Participation Right (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2004)

10.22 Arrangement Agreement dated November 11, 2005 between the Company and St. Jude Resources Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 17, 2005)

10.23 Executive Employment Agreement, dated July 1, 2002, between St. Jude Resources Ltd. and Bluestar Management Inc.

10.24 License Agreement, dated June 28, 2004 between Biomin Technologies S.A. and Bogoso Gold Limited

14 Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers

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