Form 10-K/A
period 2005-12-31
GOLDEN STAR RESOURCES LTD
filed 2006-03-31
CIK 903571

..
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K/A

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

Number of Common Shares outstanding as at March 27, 2006: 207,265,758

EXPLANATORY NOTE

Golden Star Resources Ltd. is filing this amendment to its Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission ("SEC") on March 29, 2006, for the purpose of refiling Exhibit 10.24 and filing Exhibits 21, 23.1 and 23.2, which were inadvertently omitted from the Form 10-K.

This Form 10-K/A only presents Item 15(b) of the original Form 10-K and the Exhibits 10.24, 21, 23.1 and 23.2. No other Item or information in the original Form 10-K is amended hereby. In addition, pursuant to the rules of the SEC, Exhibits 31.1 and 31.2 have been updated to contain currently dated certifications of Golden Star's Chief Executive Officer and Chief Financial Officer.

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES


     (b)  Exhibits


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

4.13 Registration Rights Agreement dated April 15, 2005 between the Company and Amaranth LLC (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on April 19, 2005)

4.14 Form of Warrant issued to warrantholders of St. Jude Resources Ltd. (previously filed)

4.15 Form of Option issued to optionholders of St. Jude Resources Ltd. (previously filed)

10.1 Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 23,
     2003)

10.2 Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 2004)

10.3 Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 23, 2003)

10.4 Employees' Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 2000)

10.5 Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company's Form 10-K for the year ended December 31, 1999)

10.6 Amended and Restated Employment Agreement with Mr. Peter Bradford dated April 30, 2004 (incorporation by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2004); Letter Agreement amending Mr. Bradford's Amended and Restated Employment Agreement dated February 3, 2005 (incorporated by reference to the Company's Form 10-K for the year ended December 31, 2004)

10.7 Amended and Restated Employment Agreement with Mr. Allan J. Marter dated April 30, 2004 (incorporation by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2004)

10.8 Amended and Restated Employment Agreement with Dr. Douglas Jones dated April 30, 2004 (incorporation by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2004)

10.9 Amended and Restated Employment Agreement with Mr. Bruce Higson-Smith dated April 30, 2004 (incorporation by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 2004)

10.10 Amended and Restated Employment Agreement with Mr. Richard Q. Gray dated April 30, 2004 (incorporation by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2004)

10.11 Agreements between the Company and its outside directors granting them options to purchase Guyanor Class "B" common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit 10.39 to the Company's Form 10-K for the year ended December 31, 1996), (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company's Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company's Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company's Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2002)

10.12 Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 6, 2002)

10.13 Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star's interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed March 6, 2002)

10.14 Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (previously filed)

10.15 Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (previously filed)

10.16 Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 6, 2002)

10.17 Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 form the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporation by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31,
     2004)

10.18 Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea underground property (incorporation by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 2004)

10.19 Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to
     Exhibit  10.25 to the Company's  Form 10-K for the year ended  December 31,
     2002)

10.20 Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to
     Exhibit  10.26 to the Company's  Form 10-K for the year ended  December 31,
     2002)

10.21 Letter agreement between the Company and Guyanor Ressources S.A. dated September 30, 2004 relating to sale of Gross Rosebel Participation Right (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2004)

10.22 Arrangement Agreement dated November 11, 2005 between the Company and St. Jude Resources Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 17, 2005)

10.23 Executive Employment Agreement, dated July 1, 2002, between St. Jude Resources Ltd. and Bluestar Management Inc. (previously filed)

10.24 License Agreement, dated June 28, 2004 between Biomin Technologies S.A. and Bogoso Gold Limited; Addendum, dated June 30, 2005

14 Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (previously filed)

21   Subsidiaries of the Company

23.1 Consent of PricewaterhouseCoopers LLP

23.2 Consent of Colin Jones

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (previously filed)

32.2 Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (previously filed)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GOLDEN STAR RESOURCES LTD.
                                  Registrant



                                  By:      /s/ Roger Palmer
                                     -------------------------------------------
                                           Roger Palmer
                                           Vice President, Finance

                                  Date:    March 30, 2006

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

4.13 Registration Rights Agreement dated April 15, 2005 between the Company and Amaranth LLC (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on April 19, 2005)

4.14 Form of Warrant issued to warrantholders of St. Jude Resources Ltd. (previously filed)

4.15 Form of Option issued to optionholders of St. Jude Resources Ltd. (previously filed)

10.1 Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 23,
     2003)

10.2 Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 2004)

10.3 Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 23, 2003)

10.4 Employees' Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 2000)

10.5 Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company's Form 10-K for the year ended December 31, 1999)

10.6 Amended and Restated Employment Agreement with Mr. Peter Bradford dated April 30, 2004 (incorporation by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2004); Letter Agreement amending Mr. Bradford's Amended and Restated Employment Agreement dated February 3, 2005 (incorporated by reference to the Company's Form 10-K for the year ended December 31, 2004)

10.7 Amended and Restated Employment Agreement with Mr. Allan J. Marter dated April 30, 2004 (incorporation by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2004)

10.8 Amended and Restated Employment Agreement with Dr. Douglas Jones dated April 30, 2004 (incorporation by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2004)

10.9 Amended and Restated Employment Agreement with Mr. Bruce Higson-Smith dated April 30, 2004 (incorporation by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 2004)

10.10 Amended and Restated Employment Agreement with Mr. Richard Q. Gray dated April 30, 2004 (incorporation by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2004)

10.11 Agreements between the Company and its outside directors granting them options to purchase Guyanor Class "B" common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit 10.39 to the Company's Form 10-K for the year ended December 31, 1996), (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company's Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company's Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company's Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2002)

10.12 Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 6, 2002)

10.13 Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star's interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed March 6, 2002)

10.14 Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (previously filed)


10.15 Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (previously filed)

10.16 Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 6, 2002)

10.17 Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 form the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporation by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31,
     2004)

10.18 Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea underground property (incorporation by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 2004)

10.19 Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to
     Exhibit  10.25 to the Company's  Form 10-K for the year ended  December 31,
     2002)

10.20 Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to
     Exhibit  10.26 to the Company's  Form 10-K for the year ended  December 31,
     2002)

10.21 Letter agreement between the Company and Guyanor Ressources S.A. dated September 30, 2004 relating to sale of Gross Rosebel Participation Right (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2004)

10.22 Arrangement Agreement dated November 11, 2005 between the Company and St. Jude Resources Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 17, 2005)

10.23 Executive Employment Agreement, dated July 1, 2002, between St. Jude Resources Ltd. and Bluestar Management Inc. (previously filed)

10.24 License Agreement, dated June 28, 2004 between Biomin Technologies S.A. and Bogoso Gold Limited; Addendum, dated June 30, 2005

14 Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (previously filed)

21   Subsidiaries of the Company

23.1 Consent of PricewaterhouseCoopers LLP

23.2 Consent of Colin Jones

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (previously filed)

32.2 Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (previously filed)