Form 10-Q/A
period 2005-03-31
GOLDEN STAR RESOURCES LTD
filed 2006-04-17
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q/A
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes    X      No
    -------      ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes    X      No
    -------     -------


Number of Common Shares outstanding as of May 2, 2005:  142,389,060

                                EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend Golden Star Resources Ltd.'s Quarterly Report on Form 10-Q for the period ended March 31, 2005 in order to reflect the restatement of our unaudited consolidated financial statements and amendments to related disclosures as of March 31, 2005 and for the three months ended March 31, 2005 and 2004. The restatements arose from management's determination that Golden Star's 53% owned consolidated subsidiary, EURO Ressources S.A.(previously Guyanor Ressources S.A.), had incorrectly used hedge accounting for its cash-settled forward gold pricing derivatives established in January and August 2005.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as otherwise required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 5, 2005.

INDEX

Part I   Financial Information

         Item 1.   Financial Statements
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 3.   Quantitative and Qualitative Disclosures about Market Risk
         Item 4.   Controls and Procedures

Part II  Other Information

         Item 6.   Exhibits

         Signatures
         Exhibits

All amounts in this Report are expressed in United States ("US") dollars, unless otherwise indicated. Canadian currency is denoted as "Cdn$" and the Euro is denoted as "(euro)".

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

                           NON-GAAP FINANCIAL MEASURES
In this Form 10-Q/A, we use the terms "total cash cost per ounce" and "cash operating cost per ounce" which are considered Non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10-Q/A.

                STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q/A and the documents incorporated by reference in this Form 10-Q/A contain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, with respect to our financial condition, results of operations, business, prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as "anticipates," "expects," "intends," "forecasts," "plans," "believes," "seeks," "estimates," "may," "will," and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this Form 10-Q/A. These statements include comments regarding: the establishment and estimates of mineral reserves and resources, recovery rates, production, production commencement dates, production costs, cash operating costs, total cash costs, grade, processing capacity, potential mine life, feasibility studies, development costs, expenditures, exploration activities and expenditures, funding for Guyanor Ressources S.A., stripping rates at Bogoso/Prestea, equipment replacement at Wassa, completion of the Wassa power line, our expansion plans for Bogoso/Prestea and related permitting and capital costs, production capacity, operating costs and gold recoveries.

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

ITEM 1.  FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                           CONSOLIDATED BALANCE SHEETS
    (Stated in thousands of US dollars except shares issued and outstanding)
                                  (Unaudited)

                                                            As of       As of
                                                          March 31, December 31,
                                                            2005        2004
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $   17,019  $    12,877
  Short term investments (Note 2)                            22,450       38,850
  Accounts receivable                                         4,349        3,592
  Inventories (Note 3)                                       13,615       15,366
  Due from sale of property (Note 4)                              -        1,000
  Future tax assets                                           1,596        1,542
  Deposits (Note 5)                                           7,963        5,102
  Prepaids and other                                            432          517
-------------------------------------------------------- ----------  -----------
     Total Current Assets                                    67,424       78,846

RESTRICTED CASH (Note 15)                                     3,372        3,351
LONG TERM INVESTMENTS (Note 6)                                5,524        5,528
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 7)           7,057        7,452
PROPERTY, PLANT AND EQUIPMENT (Note 8)                       32,004       28,653
MINING PROPERTIES (Note 9)                                   79,077       74,197
DEFERRED STRIPPING (Note 11)                                  1,273        1,357
MINE CONSTRUCTION IN PROGRESS (Note 10)                      61,766       51,159
LOAN ACQUISITION COSTS (Note 12)                                174            -
OTHER ASSETS                                                  1,483        1,617
-------------------------------------------------------- ----------  -----------
      Total Assets                                       $  259,154  $   252,160
-------------------------------------------------------- ----------  -----------
LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                       $    5,823  $     7,010
  Other accrued liabilities                                  10,298        9,203
  Current debt (Note 13)                                      3,028        1,267
-------------------------------------------------------- ----------  -----------
   Total current liabilities                                 19,149       17,480

LONG TERM DEBT (Note 13)                                      6,628        1,707
FAIR VALUE OF DERIVATIVES (Note 12)                           1,280            -
ASSET RETIREMENT OBLIGATIONS (Note 14)                        8,918        8,660
-------------------------------------------------------- ----------  -----------
     Total Liabilities                                       35,975       27,847

MINORITY INTERESTS                                            6,533        6,353
COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY
SHARE CAPITAL
   First preferred shares, without par value, unlimited
   shares authorized. No shares issued                            -            -
   Common shares, without par value, unlimited shares
   authorized. Shares issued and outstanding:
   142,389,060 at March 31, 2005; 142,244,112 at
   December 31, 2004 (Notes 16 and 17)                      342,886      342,494

CONTRIBUTED SURPLUS                                           2,557        2,040
DEFICIT                                                   (128,797)    (126,574)
-------------------------------------------------------- ----------  -----------
     Total shareholders' equity                             216,646      217,960
-------------------------------------------------------- ----------  -----------
      Total liabilities and shareholders' equity         $  259,154  $   252,160
======================================================== ==========  ===========
     The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Stated in thousands of US dollars except per share amounts)
                                   (Unaudited)

---------------------------------------------------------------------------------------------
                                                                     Three months ended
                                                                March 31,        March 31,
                                                                  2005             2004
---------------------------------------------------------------------------------------------

REVENUE
Gold sales                                                     $    16,691       $    19,265
Royalty income (Note 4)                                              1,050                 -
Interest and other                                                     310               592
---------------------------------------------------------------------------------------------
   Total revenues                                                   18,051            19,857
---------------------------------------------------------------------------------------------

EXPENSES
Mining operations                                                   12,076             9,125
Depreciation, depletion and amortization                             2,172             2,278
Accretion of asset retirement obligation  (Note 14)                    187               159
---------------------------------------------------------------------------------------------
   Total production costs                                           14,435            11,562

Exploration expense                                                    167               234
General and administrative expense                                   2,303             1,762
Corporate development expense                                           96                49
Employee stock option expense                                          558                46
Loss on equity investments                                              40                 -
Derivative mark-to-market loss                                       1,280                 -
Abandonment and impairment of mineral properties                     1,083                 -
Interest expense                                                        79                 6
Foreign exchange loss                                                  107               283
---------------------------------------------------------------------------------------------
   Total expenses                                                   20,148            13,942
      Income before minority interest                               (2,097)            5,915
Minority interest                                                     (180)             (721)
---------------------------------------------------------------------------------------------
   Net income/(loss) before income tax                              (2,277)            5,194
Provision for future income taxes                                       54                 -
---------------------------------------------------------------------------------------------
   Net income/(loss)                                           $    (2,223)      $     5,194
=============================================================================================

Deficit, beginning of period                                      (126,574)         (129,216)
---------------------------------------------------------------------------------------------
Deficit, end of period                                         $  (128,797)      $  (124,022)
---------------------------------------------------------------------------------------------

Net income/(loss) per common share - basic (Note 19)           $    (0.016)      $     0.039
Net income/(loss) per common share - diluted (Note 19)         $    (0.016)      $     0.035
Weighted average shares outstanding (millions of shares)             142.3             133.2
---------------------------------------------------------------------------------------------


  The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Stated in thousands of US dollars)
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                            Three months ended
                                                          March 31,    March 31,
                                                             2005         2004
------------------------------------------------------- ------------ -----------

OPERATING ACTIVITIES:
Net income/(loss)                                      $    (2,223) $     5,194

Reconciliation of net income to net cash provided by
 operating activities:
   Depreciation, depletion and amortization                  2,172        2,278
   Deferred stripping                                           84            -
   Loss on equity investment                                    40            -
   Non-cash employee compensation                              568          137
   Abandonment and impairment of mineral properties          1,083            -
   Provision for future income taxes                           (54)           -
   Reclamation expenditures                                   (229)        (167)
   Fair value of derivatives                                 1,280            -
   Accretion of asset retirement obligations                   187          159
   Minority interests                                          180          721
------------------------------------------------------- ------------ -----------
                                                             3,088        8,322
Changes in assets and liabilities:
   Accounts receivable                                        (757)        (877)
   Inventories                                               1,751       (1,566)
   Deposits                                                   (532)           -
   Accounts payable and accrued liabilities                     (1)         530
   Other                                                        85         (404)
------------------------------------------------------- ------------ -----------
      Net cash provided by operating activities              3,634        6,005
------------------------------------------------------- ------------ -----------

INVESTING ACTIVITIES:

   Expenditures on deferred exploration and development       (688)      (1,624)
   Expenditures on mining properties                        (6,362)      (2,525)
   Expenditures on property, plant and equipment            (4,032)      (1,006)
   Expenditures on mine construction in progress           (10,607)      (5,612)
   Asset retirement obligation assets                          300          182
   Redemption of short term investments                     16,400            -
   Sale of property                                          1,000        1,000
   Deposits                                                 (2,329)           -
   Other                                                        77         (819)
------------------------------------------------------- ------------ -----------
      Net cash used in investing activities                 (6,241)     (10,404)
------------------------------------------------------- ------------ -----------

FINANCING ACTIVITIES:
   Issuance of share capital, net of issue costs (Note 16)     175          695
   Debt repayments (Note 13)                                  (477)         (47)
   Issuance of debt (Note 13)                                7,159            -
   Other                                                      (108)        (202)
------------------------------------------------------- ------------ -----------
      Net cash provided by financing activities              6,749          446
------------------------------------------------------- ------------ -----------

Increase/(decrease) in cash and cash equivalents             4,142       (3,953)
Cash and cash equivalents, beginning of period              12,877       89,970
------------------------------------------------------- ------------ -----------
      Cash and cash equivalents end of period          $    17,019  $    86,017
------------------------------------------------------- ------------ -----------

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

In management's opinion, the unaudited consolidated financial statements for the three months ended March 31, 2005 and March 31, 2004 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.

In certain cases prior period amounts have been restated to reflect current period presentation.

1.    Description of  Business

Through our subsidiaries and joint ventures we own a controlling interest in three significant gold properties in southern Ghana in West Africa: the Bogoso/Prestea property ("Bogoso/Prestea"), the Wassa property ("Wassa") and the Prestea Underground property ("Prestea Underground"). Bogoso and Prestea are adjoining properties, operating as a single operation.

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

Through another 90% owned subsidiary, Wexford Goldfields Limited ("WGL"), we own the Wassa gold property, located some 35 kilometers east of Bogoso/Prestea. A newly constructed ore processing plant and open pit mine at Wassa was completed and placed in service on April 1, 2005.

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

3.    Inventories

                                                      As of         As of
                                                    March 31,    December 31,
                                                      2005          2004
------------------------------------------------------------------------------
Stockpiled ore                                           $3,065        $3,659
In-process                                                1,606         2,858
Materials and supplies                                    8,944         8,849
------------------------------------------------------------------------------
Total inventories                                       $13,615       $15,366
------------------------------------------------------------------------------

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

Guyanor borrowed $6.0 million from a commercial bank in early January 2005 and used the loan proceeds to make the $6.0 million payment due to Golden Star at that time. The debt is included as a liability on our consolidated balance sheet. All other aspects of this transaction are eliminated upon consolidation since we own a majority of Guyanor's common shares.

5. Deposits

Deposits represent advance payments for equipment and materials purchases by WGL and BGL.

6.     Long Term Investments

Long term investments represents a $1.4 million investment in Goldmin Holdings, a privately held exploration company with a focus on South America and a $4.1 million investment in the common shares of Moto Goldmines Limited ("Moto"), a publicly traded gold exploration and development company.

We own approximately 28% of Goldmin Holding's common shares and carry the investment on an equity investment basis recognizing $(0.04) million of equity losses in the first quarter of 2005. We own 9.5% of Moto's common shares and hold warrants, which if exercised would raise our interest to 13.3%. The fair value of our shares in Moto, based on the market price of their shares on March 31, 2005, was $5.2 million.

7.    Deferred Exploration and Development Costs

                           Deferred                                                        Deferred
                          Exploration  Capitalized                                        Exploration
                               &       Exploration   Acquistions  Transfers  Impairments       &
                          Development  Expenditures                                       Development
                          Costs as of                                                     Costs as of
                            12/31/04                                                        3/31/05
AFRICA:
  Akropong Trend & other
  Ghana                  $      2,443  $        262  $         -  $    (223) $         -  $     2,482
  Prestea property
  projects                      2,067                          -          -            -        2,067
  Mininko - Mali                1,033            50                       -       (1,083)           -
  Mano River - Sierra
  Leone                           758           220            -          -            -          978
  Afema - Ivory Coast               -             -          110          -            -          110
SOUTH AMERICA PROJECTS
  Saramacca - Suriname            394            82            -          -            -          476
  Bon Espoir - French
  Guiana                          501           187            -          -            -          688
  Paul Isnard - French
  Guiana                          256             -            -          -            -          256
------------------------------------------------------------------------------------------------------
TOTAL                    $      7,452  $        801  $       110  $    (223) $    (1,083) $     7,057
------------------------------------------------------------------------------------------------------

8.    Property, Plant and Equipment

                       As of March 31, 2005          As of December 31, 2004
                 ---------------------------------------------------------------
                                       Property,                       Property,
                 Property,             Plant and Property,             Plant and
                 Plant and             Equipment Plant and             Equipment
                 Equipment  Accumulated Net Book Equipment Accumulated Net Book
                   at Cost Depreciation  Value    at Cost Depreciation   Value
--------------------------------------------------------------------------------
Bogoso/Prestea    $ 31,771  $    5,723  $ 26,048  $27,722  $    5,057  $  22,665
Prestea
 Underground           238           -       238      238           -        238
Guyanor              1,969       1,954        15    1,969       1,951         18
Wassa                5,460           -     5,460    5,460           -      5,460
Corporate & Other    1,043         800       243    1,060         788        272
--------------------------------------------------------------------------------
TOTAL             $ 40,481  $    8,477  $ 32,004  $36,449  $    7,796  $  28,653
--------------------------------------------------------------------------------

9.    Mining  Properties

                     As of March 31, 2005           As of December 31, 2004
                ----------------------------------------------------------------
                                         Mine                            Mine
                  Mine                  Property,  Mine                Property,
                 Property  Accumulated  Net Book  Property Accumulated  Net Book
                  at Cost Amortization   Value    at Cost  Amortization  Value
--------------------------------------------------------------------------------
Bogoso/Prestea  $  44,188  $    24,594  $ 19,594  $ 43,420  $   23,113  $ 20,307
Prestea
 Underground       14,913            -    14,913    12,984           -    12,984
Wassa               9,653            -     9,653     9,653           -     9,653
Bogoso Sulfide     16,095            -    16,095    13,065           -    13,065
Mampon             13,676            -    13,676    13,676           -    13,676
Other               5,146            -     5,146     4,512           -     4,512
--------------------------------------------------------------------------------
TOTAL           $ 103,671  $    24,594  $ 79,077  $ 97,310  $   23,113  $ 74,197
--------------------------------------------------------------------------------

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

The capitalized component of waste rock removal costs is shown on our consolidated balance sheets on a line titled "Deferred Stripping". The cost impact is included in the Statements of Operations in the line item titled "Mining operations". In periods when the strip ratio exceeds the pit average, the costs of the excess stripping are excluded from our cost per ounce calculations. In periods when the strip ratio is less than the pit average, capitalized waste costs are added back to operating costs and included in cost per ounce calculations.

12.   Loan acquisition costs, hedging and derivatives

In January 2005 Guyanor, our subsidiary, was required to enter in to a gold derivative positions as part of a $6.0 million loan agreement (see Note 13(a)). At that date Guyanor entered into a cash-settled forward gold pricing agreement for 57,000 ounces at a fixed price of $421 over a period of ten quarters. Mark-to-market pricing of these derivatives resulted in a $1.3 million liability and a $1.3 million derivative mark-to-market loss at March 31, 2005.

As a result of Guyanor's transaction, Golden Star had the following derivative contracts at March 31, 2005:

                                             There-  Total/
Gold Forward Contracts:    2005  2006  2007  after  Average   Fair Value
-------------------------- ----- ----- ----- ------ -------- --------------
Ounces (thousands)         17.1  22.8  11.4       -  51.3    $(1.3) million
-------------------------- ----- ----- ----- ------ -------- --------------
Average Price (US$)         421   421   421       -   421
-------------------------- ----- ----- ----- ------ -------- --------------

13.    Debt

                                                   As of March      As of
                                                     31, 2005      December,
                                                                   31, 2004
------------------------------------------------------------------------------
Current debt:
  Bank loan - Guyanor (Note a)                           $1,333        $    -
  CAT equipment financing loans (Note b)                  1,695         1,267
------------------------------------------------------------------------------
      Total current debt                                  3,028         1,267
------------------------------------------------------------------------------
Long term debt:
  Bank loan - Guyanor (Note a)                           $4,667        $    -
  CAT equipment financing loans (Note b)                  1,961         1,707
------------------------------------------------------------------------------
      Total long term debt                               $6,628        $1,707
------------------------------------------------------------------------------

(a) In January 2005, Guyanor drew down $6.0 million under a credit facility from a bank and paid the funds to Golden Star as the first installment on its purchase of the Rosebel royalty. The loan is repayable in nine equal payments of $666,667 beginning July 29, 2005 and every three months thereafter. The interest rate is set at LIBOR plus 2.5%. Interest is payable at the end of each 1, 2 or 3 month period as Guyanor may choose. The loan is collateralized by Guyanor's assets, including the Rosebel royalty. The lender has no recourse to Golden Star.

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

14.    Asset Retirement Obligations

Our Asset Retirement Obligations ("ARO") are estimated to be the present value of the ultimate closure cost associated with reclamation, demolition and stabilization of our Bogoso/Prestea and Wassa mining and ore processing properties. Included in this liability are the costs of mine closure and reclamation, processing plant and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs.

The changes in the carrying amount of the ARO during the first three months of 2005 are:

                                                           Three months ended
                                                              March 31, 2005
------------------------------------------------------------------------------
Balance at December 31, 2004                              $             8,660
Accretion expense                                                         186
Reclamation work performed                                               (228)
New AROs incurred during the period                                       300
------------------------------------------------------------------------------
Balance at March 31, 2005                                 $             8,918
------------------------------------------------------------------------------


                                                          Three months ended
                                                             March 31, 2004
------------------------------------------------------------------------------
Balance at December 31, 2003                            $                7,745
Accretion expense                                                          159
Reclamation work performed                                                (167)
New AROs incurred during the period                                        182
-------------------------------------------------------------------------------
Balance at March 31, 2004                               $                7,919
-------------------------------------------------------------------------------

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

      (ii) Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 12% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and Wassa production. The Government of Ghana retains the right to increase the amount of the royalty to as much as 12% based upon a formula related to a company's operating margin.

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

(f) On March 29, 2005 we entered into an agreement with Societe d'Etat pour le Developpement Minier de la Cote d'Ivoire Mines ("SO.DE.MI."), the Cote d'Ivoire state mining and exploration company, to acquire their 90% interest in the Afema gold property in south-east Cote d'Ivoire.

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

(g) As previously disclosed in 2004, due to financial difficulties experienced by Prestea Gold Resources Limited. ("PGR"), our joint venture partner in the Prestea Underground, PGR's interest in the joint venture became vested in our subsidiary BGL under the terms of the original joint venture agreement. The official liquidator has previously affirmed the vesting of this interest upon request made by BGL. However, the vesting is currently being challenged in an action brought before the High Court, Accra against the official liquidator by Merchant Bank (Ghana) Ltd in its capacity as a judgment creditor of PGR. The action was commenced on February 28, 2005 and seeks an order of the court to compel the official liquidator to take control of PGR's residual interest in the joint venture and to have the interest valued and the proceeds made available for distribution among all the creditors of PGR. Had PGR's interest not vested with BGL, spending by BGL in 2003, 2004 and 2005 would have diluted PGR's interest to approximately 10% by March 31, 2005.

The judgment creditor's claim is based on the assertion that the vesting of the residual interest in BGL under the joint venture agreement was either illegal and void and/or that such vesting should necessarily go with the assumption by BGL of all PGR's obligations owed to third parties, including those unrelated to the joint venture.

The liquidator's position is that this action is without merit and has filed a submission with the Court based on that position. We have volunteered to become a co-respondent in the action and in that capacity, we have filed a submission with the Court in support of the liquidator's position.

While we believe this action is without merit, we cannot reasonably predict the outcome of this litigation. We filed a submission with the court asserting our positions on April 8, 2005.

16.    Share Capital

Changes in share capital during the three months ended March 31, 2005 were:

                                                    Shares         Amount
------------------------------------------------------------------------------
Beginning balance as of December 31, 2004          142,244,112   $    342,494
Common shares issued:
Option exercises                                        99,606            175
  Warrant exercises                                          -              -
  Bonus shares and other                                45,342            217
------------------------------------------------------------------------------
Ending balance as of March 31, 2005                142,389,060   $    342,886
------------------------------------------------------------------------------

17.    Stock Based Compensation

(a) Stock Options - We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the "GSR Plan") and options are granted under this plan from time to time at the discretion of the Compensation Committee, except with respect to grants to non-employee directors, which are granted by the Board of Directors as a whole. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the GSR Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the market price of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Compensation Committee or the Board of Directors as the case may be.

A total of 514,000 new options were granted during the first quarter of 2005. There were no options granted in the first quarter of 2004. The options granted in the first quarter of 2005 are 10 year options with a strike price of Cdn$4.58 and vest either immediately (for director's options) or 1/4 immediately and 1/4 on each of the next three anniversary dates.

In the three months ended March 31, 2005, we recognized approximately $0.6 million of expense related to option issuances.

                                                             Weighted-Average
                                                 Options      Exercise Price
                                                 (000's)          (Cdn$)
------------------------------------------------------------------------------
Outstanding as of December 31, 2004                    5,271            $3.17
Granted                                                  514             4.58
Exercised                                               (100)            2.15
Forfeited                                                  -                -
------------------------------------------------------------------------------
Outstanding as of March 31, 2005                       5,685            $3.32
------------------------------------------------------------------------------

The fair value of options granted during the first quarter of 2005 was estimated at the grant dates using a Black-Scholes option-pricing model with the following assumptions:

                                                 Three months ended March 31,
                                            ----------------------------------
                                                  2005             2004
------------------------------------------------------------------------------
Expected volatility                               34.9%             NA
Risk-free interest rate                       3.15% to 3.52%        NA
Expected lives                                3.5 to 5 years        NA
Dividend yield                                     0%               NA
------------------------------------------------------------------------------

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

(c) Guyanor Option Grants - In March 2005 Guyanor granted 400,000 options to purchase Guyanor shares. The options have a strike price of Cdn$0.36. Their fair value was estimated, using a Black Scholes model, at Cdn$0.17 each. Compensation expense of $0.06 million was recognized in the consolidated statement of operations for this grant. The Black Scholes model assumed a 3.81% risk free rate, a five year life, a 50% volatility and no dividends.

18.    Operations by Geographic Area

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location:

                                 Africa
                      -----------------------------
                                                              North
For and at the three   Bogoso/                       South    America
months ended March 31, Prestea   Wassa     Other    America Corporate    Total
--------------------------------------------------------------------------------
2005
Revenues              $ 16,717  $      -  $      -  $ 1,072  $    262  $  18,051
Net Income/(Loss)        1,826      (49)         -     (62)   (3,938)    (2,223)
Total Assets            94,974    78,845    32,040    2,560    50,735    259,154
--------------------------------------------------------------------------------
2004
Revenues              $ 19,276  $      -  $      -  $    29  $    552  $  19,857
Net Income/(Loss)        6,968       (45)        -     (367)   (1,362)     5,194
Total Assets            89,737    49,485     1,295      444    88,633    229,594
--------------------------------------------------------------------------------

19.   Earnings per Common Share

The following table provides reconciliation between basic and diluted earnings/(loss) per common share:

                                                   Three months ended March 31,
                                                   -----------------------------
                                                             2005          2004
--------------------------------------------------------------------------------
Net income/(loss)                                   $      (2,223) $      5,194
--------------------------------------------------------------------------------

Weighted average number of common shares (millions)         142.3         133.2
Diluted securities:
  Options                                                     1.9           3.4
  Warrants                                                    0.2           9.8
--------------------------------------------------------------------------------
    Weighted average number of diluted shares               144.4         146.4

Basic earnings/(loss) per share                     $      (0.016) $      0.039
Diluted earnings/(loss) per share                   $      (0.016) $      0.035
--------------------------------------------------------------------------------

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

BALANCE SHEETS - US GAAP                                          As of           As of
                                                                March 31,     December 31,
                                                                  2005            2004
------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $    17,019    $    12,877
   Short term investments                                           22,450         38,850
   Accounts receivable                                               4,349          3,592
   Inventories (Note d1)                                            15,050         15,366
   Due from sale of property                                             -          1,000
   Future tax assets                                                 1,596          1,542
   Deposits                                                          7,963          5,102
   Other current assets                                                432            517
------------------------------------------------------------------------------------------
      Total current assets                                          68,859         78,846

Restricted cash                                                      3,372          3,351
Long term investments (Note d2)                                      5,217          4,132
Deferred exploration and development costs (Note d2)                     -              -
Property, plant and equipment (Note d1)                             59,533         28,653
Mining properties (Notes d1 and d3)                                 75,028         52,586
Deferred stripping                                                   1,273          1,357
Mine construction in progress  (Note d1)                             4,971         49,430
Loan acquisition fees                                                  174              -
Other assets                                                         1,483          1,617
------------------------------------------------------------------------------------------
         Total assets                                          $   219,910    $   219,972
==========================================================================================
LIABILITIES
Current liabilities                                            $    19,149    $    17,480
Long term debt                                                       6,628          1,707
Fair value of derivatives                                            1,280              -
Asset retirement obligations                                         8,918          8,660
------------------------------------------------------------------------------------------
      Total liabilities                                             35,975         27,847
------------------------------------------------------------------------------------------

Minority interest (notes d2 and d3)                                  4,076          3,899

SHAREHOLDERS' EQUITY
Share capital (Note d5)                                            339,916        339,524
Contributed surplus                                                  2,557          2,040
Accumulated comprehensive income/(loss) and other (Note d4)          2,367          1,316
Deficit                                                           (164,981)      (154,654)
------------------------------------------------------------------------------------------
      Total shareholders' equity                                   179,859        188,226
------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   219,910    $   219,972
------------------------------------------------------------------------------------------

                                                    Three months ended March 31,
STATEMENT OF OPERATIONS - US GAAP                   ----------------------------
                                                               2005      2004
--------------------------------------------------------------------------------
Net income/(loss) under Cdn GAAP                     $     (2,223) $      5,194
Deferred exploration expenditures expensed per US
 GAAP (note d2)                                            (4,574)       (2,085)
Loss at Wassa mine (note d1)                               (4,654)            -
Write-off of deferred exploration projects (Note d2)        1,083        (1,074)
Other                                                          40             -
--------------------------------------------------------------------------------
Net income/(loss) under US GAAP before minority
 interest                                                 (10,328)        2,035
Minority interest, as adjusted (note d2 and d3)                 2         1,361
--------------------------------------------------------------------------------
Net income/(loss) under US GAAP                       $   (10,326) $      3,396
Other comprehensive income -gain on marketable
 securities (note d4)                                 $     1,049  $          -
--------------------------------------------------------------------------------
Comprehensive income/(loss)                           $    (9,277) $      3,396
--------------------------------------------------------------------------------

Basic net income/(loss) per share under US GAAP       $    (0.073) $      0.026
Diluted net income/(loss) under US GAAP               $    (0.073) $      0.023
--------------------------------------------------------------------------------

Revenues for the first quarter of 2005 were $23.5 million under US GAAP, or $6.7 million higher than under Cdn GAAP, the increase being attributed to sales at Wassa which was recognized as in service for US GAAP but not for Cdn GAAP.

STATEMENTS OF CASH FLOW - US GAAP                 Three months ended March 31,
                                                  ----------------------------
                                                           2005          2004
------------------------------------------------------------------------------
Cash provided by/(used in):
Operating activities                                    $(7,041)       $2,845
Investing activities                                      4,434        (7,244)
Financing activities                                      6,749           446
------------------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents
 for the period                                           4,142        (3,953)
Cash and cash equivalents beginning of the period        12,877        89,970
------------------------------------------------------------------------------
Cash and cash equivalents end of the period             $17,019       $86,017
------------------------------------------------------------------------------

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

(4) Under Cdn GAAP gains and losses on marketable equity securities are reported in the foot notes. Under US GAAP gains and losses on marketable equity securities are reported in the Other Comprehensive Income section of the statement of operations.

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

In early March 2005, an Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF issue 04-06 "Accounting for Stripping Costs in the Mining Industry". The consensus was that deferred stripping costs should no longer be capitalized but rather should be considered a variable production cost. Transition provisions provide that deferred stripping during a pit's production phase will no longer be appropriate for fiscal years beginning after December 15, 2005. On January 1, 2006 any remaining deferred asset balance will be written off directly to retained earnings. We currently expect the remaining balance at the end of 2005 to be less than $0.5 million.

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

23.  Restatement

Our March 31, 2005 Form 10-Q was originally filed in May 2005 under the assumption that the Guyanor cash-settled forward gold price agreements qualified for hedge accounting. As such, the original Form 10-Q deferred recognition of mark-to-market losses under these agreements during the first quarter of 2005 as gold prices increased. In early 2006 a review of our hedge accounting assumptions determined that the Guyanor cash-settled forward gold price agreements did not qualify for hedge accounting because i) it could not be established that the fair value of the agreements was nil at inception and ii) the documentation of the transaction and proposed accounting method was insufficient to meet GAAP requirements.

In this Form 10-Q/A, Guyanor's cash-settled forward gold price agreements have been treated as derivatives and marked-to-market at the end of the relevant period. The fair value at the end of March 2005 has been determined to be a loss of $1.3 million, and this amount was recognized as an expense, with a $1.3 million liability recognized for the potential future payments of this amount. The losses provide future French tax benefits, and thus a tax asset and tax provision have also been recognized which offset approximately 33% of the increased expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Cdn GAAP"). For a reconciliation to accounting principles generally accepted in the United States ("US GAAP"), see Note 21 to the accompanying consolidated financial statements.

In this Form 10-Q/A we use the terms "total production cost per ounce", "total cash cost per ounce" and "cash operating cost per ounce".

Total production cost per ounce is equal to "total production costs" as found on our consolidated statement of operations divided by the ounces of gold sold in the period. Total production costs include all mine-site operating costs, including the costs of mining, processing, maintenance, work in process inventory changes, mine-site overhead, production taxes and royalties, depreciation, depletion, amortization, asset retirement obligations and by-product credits, but does not include exploration costs, corporate general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, foreign currency gains and losses, gains and losses on investments and income tax.

Total cash cost per ounce is equal to "total production costs", as found on our consolidated statement of operations less depreciation, depletion, amortization and asset retirement obligation accretion ("total cash cost") divided by the number of ounces of gold sold during the period.

Cash operating cost per ounce is equal to "total cash costs" for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period.

The following table shows the derivation of these measures and a reconciliation of "total cash cost per ounce" and "cash operating cost per ounce".

                                                Three months ended March 31,
Derivation of Total Production Cost            ------------------------------
                                                         2005           2004
-----------------------------------------------------------------------------
Mining operation expense                         $     12,076   $      9,125
-----------------------------------------------------------------------------
Depreciation, depletion & amortization                  2,172          2,278
-----------------------------------------------------------------------------
Accretion of asset retirement obligations                 187            159
-----------------------------------------------------------------------------
Total production costs - GAAP                    $     14,435   $     11,562
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Ounces sold                                            39,164         47,202
-----------------------------------------------------------------------------

Derivation of Costs per Ounce
-----------------------------------------------------------------------------
Total production cost per ounce - GAAP ($/oz)             369            245
-----------------------------------------------------------------------------
Less depreciation, depletion & amortization
 ($/oz)                                                    55             48
-----------------------------------------------------------------------------
Less accretion of asset retirement obligation
 ($/oz)                                                     4              4
-----------------------------------------------------------------------------
Total cash cost ($/oz)                                    309            193
-----------------------------------------------------------------------------
Less royalties and production taxes ($/oz)                 12             12
-----------------------------------------------------------------------------
Cash operating cost ($/oz)                                297            181
-----------------------------------------------------------------------------

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

OUR BUSINESS

Through our subsidiaries and joint ventures we own a controlling interest in three significant gold properties in southern Ghana in West Africa: the Bogoso/Prestea property ("Bogoso/Prestea"), the Wassa property ("Wassa") and the Prestea Underground property ("Prestea Underground"). Bogoso and Prestea are adjoining properties, operating as a single operation.

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

Through another 90% owned subsidiary, Wexford Goldfields Limited ("WGL"), we own the Wassa gold property, located some 35 kilometers east of Bogoso/Prestea. A newly constructed ore processing plant and open pit mine at Wassa was completed and placed in service on April 1, 2005. We expect production of approximately 100,000 to 120,000 ounces from this operation during 2005.

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

TRENDS AND EVENTS

Wassa Start-Up

Mill throughput at our new Wassa gold mine neared its design capacity of 10,000 tonnes per day during March 2005, averaging 9,300 tonnes per day. Based on results of the start-up phase we placed Wassa in service on April 1, 2005. The Wassa processing plant produced approximately 15,300 ounces in the first quarter all of which were pre-production ounces. Revenues from these ounces were netted against operating costs and capitalized during the first quarter and thus had no impact on the statement of operations for the quarter. Completion of construction of a power line connecting the property to the national power grid is expected during the second quarter.

Bogoso/Prestea Operations

While Bogoso/Prestea continued to process hard transaction and non-refractory sulfide ores during the first quarter, we expect to encounter more amendable ores later in the year as mining progresses to deeper levels in the Plant North pit.

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

Acquisition of Afema Property

On March 29, 2005 we entered into an agreement with Societe d'Etat pour le Developpement Minier de la Cote d'Ivoire Mines ("SO.DE.MI."), the Cote d'Ivoire state mining and exploration company, to acquire their 90% interest in the Afema gold property in south-east Cote d'Ivoire. The Cote d'Ivoire government would retain a 10% interest.

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

Environmental Reclamation Bonds

During 2004 the Ghana Environmental Protection Agency requested that we provide environmental reclamation bonds for both Bogoso/Prestea and Wassa. In March 2005, we bonded $3.0 million to cover future reclamation obligations at Wassa, with a $2.85 million letter of credit and $0.15 million of cash being deposited with the Ghanaian Environmental Protection Agency. In May 2005, we expect to complete our obligation for Bogoso/Prestea by bonding $9.0 million, to cover future reclamation obligations at Bogoso/Prestea with a letter of credit for $8.55 million and depositing $0.45 million with the Ghanaian Environmental Protection Agency.

Guyanor Restructuring

Guyanor restructuring efforts initiated in 2004 continued in the first quarter of 2005. On January 8, 2005 Guyanor borrowed $6.0 million from a commercial bank and paid the full amount to Golden Star as the first installment for the Rosebel royalty which Guyanor purchased from us in December 2004. Guyanor is seeking additional funding to pay the second $6.0 million installment due Golden Star by June 30, 2005. Covenants in the January 2005 loan agreement preclude Guyanor from acquiring any additional debt without the bank's approval.

As required by the loan agreement, Guyanor entered into cash-settled forward gold price agreements in January 2005 which obligates Guyanor to sell 5,700 ounces of gold to the financial institution at the end of each three month period, beginning April 20, 2005 and every three months thereafter until July 20, 2007. When the average gold price for the prior three month period is less than $421 per ounce, the financial institution will pay an amount to Guyanor equal to the difference between the average price and $421 times 5,700 ounces. If the prior three month average price exceeds $421 per ounce Guyanor will pay the financial institution an amount equal to the difference between the average price and $421 per ounce times 5,700 ounces. These agreements are structured to offset the floating price nature of the Rosebel royalty by tying a portion of the royalty payments to a gold price of $421 per ounce. Gold prices averaged $427 per ounce during the first quarter of 2005 resulting in a payment to the bank of $38,000 on the first 5,700 ounce tranche of the agreements. In addition Guyanor recorded a $1.3 million loss at the end of the first quarter when the cash-settled forward sales agreements were marked to market, the loss being a factor of the increase in the price of gold since December 31, 2004.

We continued funding Guyanor's operating expenses through the end of April 2005 when Guyanor received its first royalty payment from Cambior Inc. We now expect Guyanor to repay approximately $0.5 million to Golden Star to cover expenses paid by Golden Star on Guyanor's behalf since September 2004. After April 2005, we expect that Guyanor will be able to fund all of its future operational cash needs from future royalty receipts.

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

Actual stripping ratios at the Plant-North pit were 2.3 to 1 during 2002, 3.4 to 1 during 2003, 5.5 to 1 for the first six months of 2004, 5.9 to 1 for the second half of 2004 and 5.2 to 1 during the first quarter of 2005. The increases in stripping ratio over the past three years were all related to deeper mining at the Plant North pit at Prestea. A total of $1.4 million of Plant-North deferred waste stripping cost, which would have been included in operating costs under our previous policy, was capitalized in 2004. During the first quarter of 2005, $0.1 million of deferred stripping costs were recovered due to an adjustment in the life of mine strip ratio from 4.4 to 1 to 4.8 to 1, the adjustment being based upon the updated 2005 mine plan. Current engineering forecasts indicate that the Plant-North pit should continue to strip waste in excess of the average rate for approximately the first nine months of 2005 followed by approximately three to six months of stripping below the average rate through the end of the pit's life. At July 1, 2004, the date of the deferred stripping policy implementation, the average life-of-mine stripping ratio of 4.4 to 1 was based on our estimate that there were 17.4 million tonnes of waste remaining in the Plant-North pit and 3.9 million tonnes of ore. Based on our actual results in 2004 and new January 1, 2005 mine plan we now expect to move 3.7 million tonnes of ore and 18.0 million tonnes of waste during the overall life of the Plant North pit and thus the revised expected strip ratio is
4.8 to 1.

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

The capitalized component of waste rock removal costs is shown on our consolidated balance sheets on a line titled "Deferred Stripping". The cost impact is included in the Statements of Operations in the line item titled "Mining operations". In periods when the strip ratio exceeds the pit average, the costs of the excess stripping are excluded from our cost per ounce calculations. In periods when the strip ratio is less than the pit average, capitalized waste costs are added back to operating costs and included in cost per ounce calculations.

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

RESULTS OF OPERATIONS

First Quarter of 2005 Compared to the First Quarter of 2004

Summary

During the first quarter of 2005, we incurred a net loss of $(2.2) million or $(0.016) per share on revenues of $18.1 million, versus net income of $5.2 million or $0.039 per share on revenues of $19.9 million during the first quarter of 2004. Several items contributed to the lower income in the current quarter. Lower gold output at Bogoso resulted in $2.6 million less gold revenues than a year earlier, but royalty revenues were $1.1 million for the first quarter compared to nil in the first quarter of 2004. Bogoso operating costs were also $3.0 million higher than in the same period of 2004 due to a change in ore type since the first quarter of 2004. See below for additional details of Bogoso operating costs. A $1.3 million loss on the mark-to-market value of Guyanor's new gold price forward derivatives and a $1.1 million impairment charge related to the Mininko exploration project also contributed to the loss during the quarter. The increases in gold prices caused a mark-to-market loss on the derivative as its theoretical buy-back cost increased during the quarter (see "Guyanor Restructuring" above). Realized gold prices averaged $426 per ounce for the quarter, a 4% increase from the $408 per ounce realized in the same quarter of 2004.

Operating costs net of revenues continued to be capitalized at the Wassa mine during the first quarter of 2005 and as such did not impact the reported results. We placed the Wassa mine in service on April 1, 2005 and from that date will recognize revenues and cost of sales in the statement of operations.

              FINANCIAL RESULTS                 Three months ended March 31,
                                                ------------------------------
                                                     2005           2004
------------------------------------------------------------------------------
Gold sold (oz)                                           39,164        47,202
Average price realized ($/oz)                               426           408
Total revenues (in $ thousands)                          18,051        19,857
Net income/(loss) (in $ thousands)                       (2,223)        5,194
Net income/(loss) per share - basic ($)                  (0.016)        0.039
------------------------------------------------------------------------------

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

                                                Three months ended March 31,
       BOGOSO/PRESTEA OPERATING RESULTS        ------------------------------
                                                    2005           2004
-----------------------------------------------------------------------------
Ore mined (t)                                         400,144        375,585
Waste mined (t)                                     2,091,253      2,026,960
Ore milled (t)                                        391,294        514,436
Grade milled (g/t)                                       4.56           3.76
Recovery (%)                                             61.5           81.0
Cash operating cost ($/oz)                                296            181
Royalties ($/oz)                                           12             12
Total cash cost ($/oz)                                    308            193
-----------------------------------------------------------------------------

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

                                                 Three months ended March 31,
            WASSA OPERATING RESULTS            ------------------------------
                                                       2005           2004
-----------------------------------------------------------------------------
Ore mined (t)                                         430,731              -
Waste mined (t)                                     2,225,359              -
Heap leach material milled (t)                        228,311              -
Pit ore milled (t)                                    448,915              -
Grade milled (g/t)                                       0.99              -
Recovery (%)                                             92.3              -
-----------------------------------------------------------------------------

During the remainder of 2005 we plan to process a combination of new ore from the pit and heap leach material left on the pads by a former owner. The heap leach material provides a low-grade, low-cost ore feed to the new plant during its first year of operations and its removal is required to clear the pad area for use as a tailings disposal site. Mining is being performed initially using a mixture of used equipment transferred from Bogoso/Prestea and contract equipment. We plan to replace the used and contract equipment with a fleet of larger new mining equipment in the second half of 2005. During 2005 we anticipate feeding the Wassa plant with approximately 45% heap leach material and 55% open pit ore. Based on the feasibility study, recoveries are expected to average between 87% and 90% with recoveries from heap leach material and open pit ore ranging from 80% to 90% and 83% to 95%, respectively. During 2005 we expect to produce between 100,000 and 120,000 ounces of gold at Wassa at an average cash operating cost between $280 and $300 per ounce. We expect production costs to be higher than average in the first half of 2005 due to the higher costs of operating the power house prior to connection to the national power grid.

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

EXPANSION PROJECTS

Bogoso Sulfide Expansion Project

Permitting, planning, engineering and ordering of long lead time items continued during the first quarter of 2005 for the proposed Bogoso sulfide expansion project. The project, which was approved in principle by our Board of Directors in January 2005, incorporates the expansion of the Bogoso processing plant to treat 3.5 million tonnes per year of refractory sulfide and other ores from the Bogoso/Prestea property and includes the addition of a BIOX(R) bio-oxidation circuit. The project also includes the doubling of the existing mining fleet. We estimate that the total capital cost of the Bogoso sulfide expansion project, including expansion of the mining fleet, will be approximately $100 to $105 million and expect a 15 to 18 month construction period.

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

Bogoso Oxide Processing Plant

Originally, we had planned to construct a second ore processing plant on the southern end of the Prestea property at Bondaye where we had expected to see the most significant growth in oxide ore reserves. However, ongoing exploration in 2004 and 2005 has indicated that this is not the case and more recent investigations indicate that additional oxide reserves can be expected from a number of sources on our concessions in the Bogoso/Prestea area. These include the potential at the Dunkwa property(including Mampon), at the Akropong properties and in the Bondaye area.

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

Despite continuing difficult drilling conditions, the Bondaye deep hole progressed to a depth of 1,480 meters. We expect to intersect the Main Reef at a drilled depth of between 1,500 and 1,550 meters.

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

Other African Projects

In October 2004 we acquired a 9.5% equity interest in Moto Goldmines Limited ("Moto") for $4.1 million. Moto controls the approximate 4,700 square kilometer Moto concessions located in the north east of the Democratic Republic of Congo. The Moto concessions form part of the Kilo-Moto gold belt which has historical production in excess of 11 million ounces with over two million ounces mined from ten small mines within the central 35 square kilometers on the Moto concessions. After securing control of the property in 2003, Moto began a drilling program in February 2004 to confirm and expand the gold resource around the areas previously mined. Based upon this work Moto's independent resource consultants have estimated indicated resources at Moto of 7 million tonnes grading 2.7 grams per tonne and inferred resources of 36 million tonnes grading
3.2 grams per tonne. Drilling in the first quarter of 2005 has continued to deliver encouraging results, especially from the Mengu Hill prospect.

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

In March 2005 we entered into an option to purchase the Afema project in Cote d'Ivoire from the parastatal company Societe d'Etat pour le Developpement Minier de la Cote d'Ivoire (`SO.DE.MI."). The Afema property covers an area of 2,012 square kilometers of prospective Birimian rocks in south east Cote d'Ivoire which represent the extension of the Sefwi Belt meta-volcanics and the Kumasi Basin meta-sedimentary rocks into Cote d'Ivoire. In Ghana this `belt-basin' contact hosts the multi-million ounce Chirano and Bibiani Gold Deposits. Under the terms of the acquisition agreement, we made an immediate payment of $100,000 to SO.DE.MI. which gives us the right to carry out a six month detailed technical due diligence, after which we will have the right to complete the transaction to acquire 100% of SO.DE.MI.'s rights in the Afema property for $1.5 million (subject to a statutory 10% Government of Cote d'Ivoire interest). In addition to the acquisition payments, Golden Star will pay SO.DE.MI. a royalty on gold production from the Afema property indexed to the gold price. At current gold prices (in the range of $375 to $450 per ounce) the royalty rate would be 2.5%.

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

o    Orderly and efficient mining and processing operations at our Wassa mine;

o Completion of permitting for mining at the Beta Boundary pits south of Prestea and permitting of the Mampon pit on the Dunkwa property;

o Completion of permitting, planning, engineering and design work and initiation of construction of the Bogoso sulfide expansion project;

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

As required by its loan agreement, Guyanor entered into a cash-settled forward gold price agreement in January 2005 which obligates Guyanor to sell 5,700 ounces of gold to the financial institution at the end of each three month period, beginning on April 20, 2005 and every three months thereafter until July 20, 2007. When the average gold price for the prior three month period is less than $421 per ounce, the financial institution will pay an amount to Guyanor equal to the difference between the average price and $421 times 5,700 ounces. If the prior three month average price exceeds $421 per ounce Guyanor will pay the financial institution an amount equal to the difference between the average price and $421 per ounce times 5,700 ounces. The agreement is structured to offset the floating price nature of the Rosebel royalty by tying a portion of the royalty payments to a gold price of $421 per ounce. We may in the future more actively manage our exposure through hedging programs.

Equity Price Risk

We have in the past and may in the future seek to acquire additional funding by sale of common shares. Movements in the price of our common shares have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As discussed in Note 23 to the consolidated financial statements, it was determined that as of December 31, 2005 management did not maintain effective controls over the presentation and documentation of certain derivatives. Specifically, Golden Star did not prepare and maintain sufficient documentation to support the designation and effectiveness of hedges of certain gold future contracts entered into by its subsidiary, EURO Ressources S.A. (previously Guyanor Ressources S.A.), during 2005. This control deficiency resulted in the requirement for the restatement of our consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2005 and an audit adjustment to the 2005 annual consolidated financial statements. Because of the existence of the deficiency in question at year-end, management concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2005.

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Golden Star's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934). Based on the evaluation and as a result of the material weakness discussed above, management has concluded that as of March 31, 2005 our disclosure controls and procedures were not effective.

Changes to Internal Control Over Financial Reporting

Changes to our internal control over financial reporting to address the material weakness described above were implemented subsequent to the quarter ended March 31, 2005. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

GOLDEN STAR RESOURCES LTD.
Registrant



                              By:      /s/ Peter J. Bradford
                                       ---------------------
                              Peter J. Bradford
                              President and Chief Executive Officer
                              Date: April 14, 2006


                              By:      /s/ Allan J. Marter
                                       -------------------
                              Allan J. Marter
                              Senior Vice President and Chief Financial Officer
                              Date: April 14, 2006

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