Form 10-Q/A
period 2005-06-30
GOLDEN STAR RESOURCES LTD
filed 2006-04-17
CIK 903571

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

                         For the transition period from
                          _____________to____________.


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

Yes X  No
   ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes X  No
   ---   ---

Number of Common Shares outstanding as of August 2, 2005: 142,887,394

                                EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend Golden Star Resources Ltd.'s Quarterly Report on Form 10-Q for the period ended June 30, 2005 in order to reflect the restatement of our unaudited consolidated financial statements and amendments to related disclosures as of June 30, 2005 and for the three months ended June 30, 2005 and 2004. The restatements arose from management's determination that Golden Star's 53% owned consolidated subsidiary, EURO Ressources S.A., had incorrectly used hedge accounting for its forward gold pricing derivatives established in January and August 2005.

Generally, no attempt has been made in this Form 1 0-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as otherwise required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 4, 2005.

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

NON-GAAP FINANCIAL MEASURES

In this Form 10-Q/A, we use the terms "total cash cost per ounce" and "cash operating cost per ounce" which are considered Non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 1 0-Q/A.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q/A and the documents incorporated by reference in this Form 10-Q/A contain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 2 1E of the Exchange Act, with respect to our financial condition, results of operations, business, prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as "anticipates," "expects," "intends," "forecasts," "plans," "believes," "seeks," "estimates," "may," "will," and similar expressions identify forward-looking statements.

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

ITEM 1. FINANCIAL STATEMENTS


                           GOLDEN STAR RESOURCES LTD.
                           CONSOLIDATED BALANCE SHEETS
    (Stated in thousands of US dollars except shares issued and outstanding)
                                   (Unaudited)

                                                      As of       As of
                                                    June 30,   December 31,
                                                        2005       2004
---------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $18,386    $12,877
  Short term investments (Note 2)                     42,500     38,850
  Accounts receivable                                  6,480      3,592
  Inventories (Note 3)                                21,025     15,366
  Due from sale of property (Note 4)                       -      1,000
  Future tax assets                                    1,561      1,542
  Deposits (Note 5)                                    8,313      5,102
  Prepaids and other                                     429        517
---------------------------------------------------------------------------
     Total Current Assets                             98,694     78,846

RESTRICTED CASH (Notes 4 and 15)                       3,888      3,351
LONG TERM INVESTMENTS (Note 6)                         6,790      5,528
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 7)    8,432      7,452
PROPERTY, PLANT AND EQUIPMENT (Note 8)                70,457     28,653
MINING PROPERTIES (Note 9)                           110,072     74,197
CONSTRUCTION IN PROGRESS (Note 10)                     7,217     51,159
DEFERRED STRIPPING (Note 11)                           1,240      1,357
LOAN ACQUISITION COSTS (Note 12)                       1,025          -
OTHER ASSETS                                           2,212      1,617
---------------------------------------------------------------------------
        Total Assets                                $310,027   $252,160
---------------------------------------------------------------------------
LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                    $5,272     $7,010
  Other accrued liabilities                           12,707      9,203
  Current debt (Note 13)                               4,422      1,267
---------------------------------------------------------------------------
     Total current liabilities                        22,401     17,480

LONG TERM DEBT (Note 13)                              53,172      1,707
FAIR VALUE OF DERIVATIVES (Note 12)                    1,927          -
ASSET RETIREMENT OBLIGATIONS (Note 14)                 9,792      8,660
---------------------------------------------------------------------------
        Total Liabilities                             87,292     27,847

MINORITY INTERESTS                                     6,733      6,353
COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited
shares authorized. No shares issued.                       -          -
Common shares, without par value, unlimited shares
authorized. Shares issued and outstanding:
142,442,060 at June 30, 2005; 142,244,112 at
December 31, 2004 (Note 16)                          343,039    342,494

CONTRIBUTED SURPLUS (Note 16)                          5,455      2,040
DEFICIT                                             (132,492)  (126,574)
---------------------------------------------------------------------------
     Total shareholders' equity                      216,002    217,960
---------------------------------------------------------------------------
        Total liabilities and shareholders' equity  $310,027   $252,160
---------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Stated in thousands of US dollars except per share amounts)
                                   (Unaudited)

                                                          Three months ended        Six months ended
                                                        June 30,     June 30,     June 30,     June 30,
                                                          2005         2004         2005         2004
--------------------------------------------------------------------------------------------------------
REVENUE
Gold sales                                               $23,403      $15,515      $40,094      $34,780
Royalty income (Note 4)                                    1,069          670        2,119          965
Interest and other                                           451          309          761          606
--------------------------------------------------------------------------------------------------------
     Total revenues                                       24,923       16,494       42,974       36,351
--------------------------------------------------------------------------------------------------------
EXPENSES
Mining operations                                         19,890       10,190       31,966       19,315
Depreciation, depletion and amortization                   3,741        1,945        5,913        4,223
Accretion of asset retirement obligations (Note 14)          181          163          368          322
--------------------------------------------------------------------------------------------------------
  Total mine operating costs                              23,812       12,298       38,247       23,860

Exploration expense                                          247          221          414          455
Corporate general and administrative expense               1,950        1,407        4,253        3,209
Corporate development expense                                 14           96          110          104
Employee stock option expense                                136          693          694          739
Loss on equity investments                                    70            -          110            -
Abandonment and impairment of mineral properties               -            -        1,083            -
Derivative mark-to-market loss                               647            -        1,927            -
Interest expense                                             773            6          852           12
Foreign exchange loss                                        736          343          843          626
--------------------------------------------------------------------------------------------------------
  Total expenses                                          28,385       15,064       48,533       29,005
--------------------------------------------------------------------------------------------------------
              Income/(loss) before minority interest      (3,462)       1,430       (5,559)       7,346
Minority interest                                           (200)        (315)        (380)      (1,037)
--------------------------------------------------------------------------------------------------------
  Net income/(loss) before income tax                     (3,662)       1,115       (5,939)       6,309
Provison for future income taxes                             (33)           -           21            -
--------------------------------------------------------------------------------------------------------
  Net income/(loss)                                      $(3,695)      $1,115      $(5,918)      $6,309
--------------------------------------------------------------------------------------------------------
Deficit, beginning of period                            (128,797)    (124,022)    (126,574)    (129,216)
--------------------------------------------------------------------------------------------------------
Deficit, end of period                                 $(132,492)   $(122,907)   $(132,492)   $(122,907)
--------------------------------------------------------------------------------------------------------
Net income/(loss) per common share - basic (Note 19)     $(0.026)      $0.008      $(0.042)      $0.047
Net income/(loss) per common share - diluted (Note
 19)                                                     $(0.026)      $0.008      $(0.042)      $0.044
Weighted average shares outstanding (millions of
 shares)                                                   142.4        136.7        142.4        134.9
--------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Stated in thousands of US dollars)
                                   (Unaudited)

                                                          Three months ended        Six months ended
                                                        June 30,     June 30,     June 30,     June 30,
                                                          2005         2004         2005         2004
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income/(loss)                                        $(3,695)      $1,115      $(5,918)      $6,309
 Reconciliation of net income to net cash provided
  by activities:
   Depreciation, depletion and amortization                3,741        1,945        5,913        4,223
   Amortization of loan acquistion costs                      75            -           75            -
   Stock based compensation                                  234          872          802        1,009
   Deferred stripping                                         33            -          117            -
   Loss on equity investment                                  70            -          110            -
   Abandonment and impairment of mineral
    properties                                                 -            -        1,083            -
   Fair value of derivatives                                 647            -        1,927            -
   Provision for future income taxes                          34            -          (20)           -
   Reclamation expenditures                                  (63)        (301)        (292)        (468)
   Accretion of asset retirement obligations                 181          163          368          322
   Minority interests                                        200          315          380        1,037
--------------------------------------------------------------------------------------------------------
                                                           1,457        4,109        4,545       12,432
Changes in assets and liabilities:
   Accounts receivable                                    (2,131)      (2,259)      (2,888)      (3,136)
   Inventories                                            (7,410)        (352)      (5,659)      (1,918)
   Deposits                                                 (425)           -         (957)           -
   Accounts payable and accrued liabilities                1,770        3,600        1,769        4,130
   Other                                                       7          577           92          173
--------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating
      activities                                          (6,732)       5,675       (3,098)      11,681
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Expenditures on deferred exploration and
   development                                            (1,375)      (2,067)      (2,063)      (3,691)
   Expenditures on mining properties                      (8,158)      (3,745)     (14,520)      (6,270)
   Expenditures on property, plant and equipment         (15,061)      (2,431)     (19,093)      (3,437)
   Expenditures on mine construction in progress           4,568       (4,729)      (6,039)     (10,341)
   Asset retirement obligation assets                        757            -        1,057            -
   Increase in short term investments                    (20,050)           -       (3,650)           -
   Sale of property                                            -            -        1,000        1,000
   Deposits                                                   75            -       (2,254)           -
   Other                                                  (2,583)      (2,322)      (2,506)      (2,959)
--------------------------------------------------------------------------------------------------------
     Net cash used in investing activities               (41,827)     (15,294)     (48,068)     (25,698)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Issuance of share capital, net of issue costs
   (Note 16)                                                 125        8,555          300        9,250
   Debt repayments (Note 13)                                (408)         (34)        (885)         (81)
   Issuance of debt (Note 13)                             48,345            -       55,504            -
   Other                                                   1,864          916        1,756          713
--------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities            49,926        9,437       56,675        9,882
--------------------------------------------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents           1,367         (182)       5,509       (4,135)
Cash and cash equivalents, beginning of period            17,019       86,017       12,877       89,970
--------------------------------------------------------------------------------------------------------
     Cash and cash equivalents end of period             $18,386      $85,835      $18,386      $85,835
--------------------------------------------------------------------------------------------------------

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

1. Description of Business
--------------------------

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

We hold interests in an exploration joint venture in Sierra Leone in West Africa and hold active exploration properties in Ghana, Cote d'Ivoire, Suriname and French Guiana. We hold indirect interests in gold exploration properties in Peru and Chile through an equity investment in Goldmin Consolidated Holdings, and in the Democratic Republic of the Congo through a cost basis investment in Moto Goldmines Limited. We also own 59% interest in EURO Ressources S.A. a French registered, publicly traded royalty holding company (formerly known as Guyanor Ressources S.A.) which owns a royalty interest in Cambior Inc.'s Rosebel gold mine in Suriname.

Our corporate headquarters is located in Littleton, Colorado. All of our operations, with the exception of various exploration projects, transact business in US dollars and keep financial records in US dollars.

2. Short Term Investments
-------------------------

Short term investments are comprised of funds invested in AA or AAA rated Auction Rate Certificates. The certificates are short term positions in long term securities. The interest rate received is reset every 7, 28 or 35 days, and the certificates can be liquidated for cash at each interest reset date.

3. Inventories
--------------

                                     As of               As of
                                   June 30,           December 31,
                                     2005                 2004
 -----------------------------------------------------------------------
 Stockpiled ore                   $      4,670        $      3,659
 In-process                              3,240               2,858
 Materials and supplies                 13,115               8,849
 -----------------------------------------------------------------------
 Total inventories                $     21,025        $     15,366
 -----------------------------------------------------------------------


4. Rosebel Royalty
------------------

In late 2001 we sold our interest in the Rosebel exploration property in South America to Cambior Inc. ("Cambior"). In addition to a $5.0 million payment received at closing in 2002, terms of the sale agreement provided that Cambior would make three deferred payments of $1.0 million each plus royalty payments on the first seven million ounces of gold production. The deferred payments were received in the first quarters of 2003, 2004 and 2005 respectively. Cambior completed construction and initiated operation at the Rosebel mine in February 2004 and we began receiving royalty payments shortly thereafter which totaled $3.0 million during 2004. The royalty for the three and six months ended June 30, 2005 totaled $1.1 million and $2.1 million respectively.

On December 31, 2004 we sold the Rosebel royalty to EURO Ressounres S .A. ("EURO Ressources"), a 58.9% owned subsidiary formerly known as Guyanor Ressources S.A., for $12.0 million, of which $6.0 million was paid to Golden Star on January 8, 2005. A second installment of $6.0 million was due by June 30, 2005 but remains unpaid and, in accordance with our agreements with EURO Ressources, the unpaid balance is now accruing interest at a rate of 12% per annum until such time as the $6.0 million payment is made. In addition to the two $6.0 million payments, we are entitled to receive a royalty from EURO Ressources of up to $2.50 per ounce on Rosebel production in excess of 2 million ounces but less than 4 million ounces and up to $5.00 per ounce on production in excess of 4 million ounces but less than 7 million ounces.

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

5. Deposits
-----------
Deposits represent advance payments mostly for capital equipment purchases made by WGL and BGL.

6. Long Term Investments
------------------------

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

7. Deferred Exploration and Development Costs
---------------------------------------------

                                               Deferred                                                     Deferred
                                            Exploration &                                                Exploration &
                                             Development     Capitalized                                  Development
                                                Costs        Exploration    Acquistions                      Costs
                                            as of 12/31/04    Expenditures      Costs        Impairments as of 6/30/05
 ------------------------------------------------------------------------------------------------------------------------
 AFRICA
       Akropong trend & other Ghana        $         2,443 $           436 $           - $             -$        2,879
       Prestea property projects                     2,067             116             -               -         2,183
       Mininko - Mali                                1,033              50             -         (1,083)             -
       Mano River - Sierra Leone                       758             350             -               -         1,108
       Afema - Ivory Coast                               -             211           110               -           321
 SOUTH AMERICA PROJECTS
       Saramacca - Suriname                            394             279             -               -           673
       Bon Espoir - French Guiana                      501             511             -               -         1,012
       Paul Isnard - French Guiana                     256               -             -               -           256
 ------------------------------------------------------------------------------------------------------------------------
 TOTAL                                     $         7,452 $         1,953 $         110 $       (1,083)$        8,432
 ------------------------------------------------------------------------------------------------------------------------

8. Property, Plant and Equipment

                             As of June 30, 2005                 As of December 31, 2004
                    ----------------------------------------------------------------------------
                                               Property,                            Property,
                     Property,                 Plant and   Property,                Plant and
                     Plant and                 Equipment   Plant and                Equipment
                    Equipment at Accumulated   Net Book   Equipment   Accumulated    Net Book
                        Cost    Depreciation     Value         at    Depreciation     Value
                                                             Cost
------------------------------------------------------------------------------------------------
Bogoso/Prestea          $34,911       $6,515      $28,396    $27,722       $5,057       $22,665
Prestea Underground       1,733            -        1,733        238            -           238
EURO Ressources           1,457        1,444           13      1,969        1,951            18
Wassa                    40,487          411       40,076      5,460            -         5,460
Corporate & Other         1,052          813          239      1,060          788           272
------------------------------------------------------------------------------------------------
TOTAL                   $79,640       $9,183      $70,457    $36,449       $7,796       $28,653


9. Mining Properties
--------------------


                              As of June 30, 2005                As of December 31, 2004
                     --------------------------------------------------------------------------
                                                 Mining                              Mining
                         Mining               Properties,    Mining                Properties,
                     Properties   Accumulated   Net Book  Properties  Accumulated   Net Book
                          at     Amortization    Value         at    Amortization     Value
                         Cost                                Cost
-----------------------------------------------------------------------------------------------
Bogoso/Prestea           $44,735      $25,857     $18,878    $43,420      $23,113      $20,307
Prestea Underground       16,875            -      16,875     12,984            -       12,984
Wassa                     42,878        1,276      41,602      9,653                     9,653
Bogoso Sulfide            13,449            -      13,449     13,065                    13,065
Mampon                    14,150            -      14,150     13,676                    13,676
Other                      5,118            -       5,118      4,512            -        4,512
-----------------------------------------------------------------------------------------------
TOTAL                   $137,205      $27,133    $110,072    $97,310      $23,113      $74,197
-----------------------------------------------------------------------------------------------

10.Construction in Progress
---------------------------

Construction in Progress contains the development and construction costs of the Bogoso sulfide expansion project incurred since the beginning of 2005. The Bogoso sulfide acquisition and feasibility costs incurred prior to 2005 are classified as Mining Properties on the Consolidated Balance Sheet.

11.Deferred Stripping
---------------------

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

12. Loan Acquisition Costs, Hedging and Derivatives
---------------------------------------------------

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

In January 2005, EURO, a majority owned subsidiary, entered into a series of cash-settled forward gold pricing agreements that qualify as derivatives. These agreements were entered into as part of a $6.0 million loan agreement (see Note
12a). EURO's derivatives are tied to a future stream of gold royalty payments EURO expects to receive from a Canadian mining company. The cash-settled forward gold pricing agreements provide that (a) when the average gold price for a quarter exceeds $421 per ounce, EURO will pay to the counter party cash equal to the difference between the quarter's average gold price per ounce and $421 per ounce, times 5,700 ounces, and (b) when the average quarterly gold price is below $421 per ounce, EURO will receive a cash payment from the counterparty equal to the difference between $421 per ounce and the average gold price per ounce times 5,700 ounces. The $421 per ounce figure was the spot gold price on the date EURO entered into the derivative. The derivative agreements established 10 tranches of 5,700 ounces each which settle quarterly over 10 quarters beginning with the first quarter of 2005.

The cost of settling the first two tranches of the derivative agreements in March and June 2005 resulted in a $0.1 million charge which was netted against royalty revenues. As of June 30, 2005, the remaining derivative contracts had a negative mark-to-market fair value of $1.5 million, and this amount has been recognized as an expense in our consolidated statement of operations.

To provide gold price and foreign exchange price protection during the construction phase of the Bogoso sulfide expansion project we purchased a series of gold put options and foreign exchange forwards. We paid approximately $1.0 million for the gold put options, which is approximately equal to its fair value at the end of the period. The foreign exchange forward contracts were established without cost, and had a negative $0.4 million fair value at the end of the period which made up $0.4 million of the Derivative mark-to-market loss as found on the consolidated statement of operations.

The following table summarizes our derivative contracts at June 30, 2005:

Gold Forward Contracts (EURO Ressources)
---------------------------------------------------------------------------------------------
Ounces (thousands)                                     11.4       22.8       11.4       45.6
Average price per ounce                                 421        421        421        421
---------------------------------------------------------------------------------------------
Fair value ($ thousands)                 $(1,461)
---------------------------------------------------------------------------------------------

Gold Puts (Golden Star)
---------------------------------------------------------------------------------------------
Ounces (thousands)                                     27.5       90.0       22.5      140.0
Average price per ounce                                 413        409        407        410
---------------------------------------------------------------------------------------------
Fair value ($ thousands)                    $962
---------------------------------------------------------------------------------------------

Foreign Exchange Forwards (Golden Star)
---------------------------------------------------------------------------------------------
South African Rand (millions)                          71.7       54.7          -      126.4
Average rate (ZAR)                                     6.52       6.86          -       6.66
---------------------------------------------------------------------------------------------
Fair value ($ thousands)                   $(294)
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Euros (millions)                                        1.5        2.5          -        4.0
Average Rate (EUR)                                     1.24       1.25          -       1.25
---------------------------------------------------------------------------------------------
Fair value ($ thousands)                   $(126)
---------------------------------------------------------------------------------------------


The puts and foreign exchange forward contracts are comprised of numerous individual contracts each with a different settlement date.

13.Debt
-------


                                              As of          As of
                                            June 30,      December 31,
DEBT                                           2005           2004
----------------------------------------------------------------------
  Current debt:
Bank loan - at EURO Ressources (Note a)         2,667               -
CAT equipment financing loans (Note b)    $     1,755   $       1,267
----------------------------------------------------------------------
        Total current debt                $     4,422   $       1,267
----------------------------------------------------------------------
Long term debt:
Bank loan - at EURO Ressources (Note a)         3,333               -
CAT equipment financing loans (Note b)          2,521           1,707
Convertible notes (Note c)                $    47,318   $           -
----------------------------------------------------------------------
        Total long term debt              $    53,172   $       1,707
----------------------------------------------------------------------

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

14.Asset Retirement Obligations
-------------------------------

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

The changes in the carrying amount of the ARO during the first six months of 2005 and 2004 were:

 ---------------------------------------------------------------
                                          Six months ended
                                              June 30, 2005
 ---------------------------------------------------------------
 Balance at December 31, 2004             $               8,660
 Accretion expense                                          368
 Cost of reclamation work performed                       (292)
 New AROs incurred during the period                      1,056
 ---------------------------------------------------------------
 Balance at June 30, 2005                 $               9,792
 ---------------------------------------------------------------


 ---------------------------------------------------------------
                                          Six months ended
                                              June 30, 2004
 ---------------------------------------------------------------
 Balance at December 31, 2003             $               7,745
 Accretion expense                                          322
 Cost of reclamation work performed                       (468)
 New AROs incurred during the period                        423
 ---------------------------------------------------------------
 Balance at June 30, 2004                 $               8,022
 ---------------------------------------------------------------


15. Commitments and Contingencies
---------------------------------

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

16.Share Capital and Contributed Surplus
----------------------------------------

Changes in share capital during the six months ended June 30, 2005 were:

 -------------------------------------------------------------------------------
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

 -------------------------------------------------------------------------------
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

17.Stock Based Compensation
---------------------------

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

 -------------------------------------------------------------------------------
                                          Options            Weighted-Average
                                          (000's)          Exercise Price (Cdn$)
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
 -------------------------------------------------------------------------------



The fair value of options granted during the six months ended June 30, 2005 was estimated at the grant date using a Black-Scholes option-pricing model with the following assumptions:

 ---------------------------------------------------------------------------------------------
                            Three months ended June 30,        Six months ended June 30,
                           -------------------------------------------------------------------
                               2005            2004               2005            2004
 ---------------------------------------------------------------------------------------------
 Expected volatility              -        36.4% to 36.5          34.9%         36.4% to 36.5
 Risk-free interest rate          -        3.7% to 4.1%       3.1% to 3.52%     3.7% to 4.1%
 Expected lives                   -        3.5 to 5 years     3.5 to 5 years    3.5 to 5 years
 Dividend yield                   -             NA                 0%               NA
 ---------------------------------------------------------------------------------------------


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

(c) EURO Ressources Option Grants - In March 2005, EURO Ressources granted 400,000 options to purchase EURO Ressources shares. The options have a strike price of Cdn$0.36. Their fair value was estimated, using a Black Scholes model, at Cdn$0. 17 each. Compensation expense of $0.06 million was recognized in the consolidated statement of operations for this grant. The Black Scholes model assumed a 3.81% risk free rate, a five year life, 50% volatility and no dividends.

18.Operations by Geographic Area
--------------------------------

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location:

                                          Africa
                            ----------------------------------              North
For the three months ended    Bogoso/                           South      America
and as at June 30,            Prestea     Wassa      Other      America   Corporate   Total
----------------------------------------------------------------------------------------------
2005
----------------------------------------------------------------------------------------------
Revenues                       $14,233    $9,190     $    -     $1,050       $452     $24,923
----------------------------------------------------------------------------------------------
Net Income/(Loss)                1,769    (2,627)         -        469     (3,306)     (3,695)
----------------------------------------------------------------------------------------------
Total Assets                   103,221    90,126     35,264      3,301     78,115     310,027
----------------------------------------------------------------------------------------------
2004
----------------------------------------------------------------------------------------------
Revenues                       $15,517    $    -     $    -        $22       $955     $16,494
----------------------------------------------------------------------------------------------
Net Income/(Loss)                3,017       (47)         -       (348)    (1,507)      1,115
----------------------------------------------------------------------------------------------
Total Assets                    94,658    55,491      1,287        653     90,546     242,635
----------------------------------------------------------------------------------------------


                                          Africa
                            ----------------------------------              North
For the six months ended      Bogoso/                           South      America
and as at June 30,            Prestea     Wassa      Other      America   Corporate   Total
----------------------------------------------------------------------------------------------
2005
Revenues                       $30,950    $9,190     $    -     $2,119       $715     $42,974
Net Income/(Loss)                3,595    (2,676)         -        407     (7,244)    $(5,918)
Total Assets                   103,221    90,126     35,264      3,301     78,115     310,027
-----------------------------------------------------------------------------------------------
2004
Revenues                       $34,793    $    -     $    -        $51     $1,507     $36,351
Net Income/(Loss)                9,985       (92)         -       (715)    (2,869)      6,309
Total Assets                    94,658    55,491      1,287        653     90,546     242,635
-----------------------------------------------------------------------------------------------


19.Earnings per Common Share
----------------------------

The following table provides reconciliation between basic and diluted earnings/(loss) per common share:

                                                Three months ended        Six months ended
                                                     June 30,                  June 30,
                                            -----------------------------------------------------
                                                2005         2004         2005         2004
-------------------------------------------------------------------------------------------------
Net income/(loss)                                $(3,695)       $1,115     $(5,918)       $6,309
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Weighted average number of common shares
 (millions)                                        142.4         136.7       142.4         134.9
-------------------------------------------------------------------------------------------------
Dilutive securities:
-------------------------------------------------------------------------------------------------
Options                                              1.7           3.1         1.9           3.2
Warrants                                             0.1           5.6         0.2           6.1
-------------------------------------------------------------------------------------------------
   Weighted average number of diluted shares       144.2         145.4       144.5         144.2
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Basic earnings/(loss) per share                  $(0.026)       $0.008     $(0.042)       $0.047
-------------------------------------------------------------------------------------------------
Diluted earnings/(loss) per share                $(0.026)       $0.008     $(0.042)       $0.044
-------------------------------------------------------------------------------------------------

Earnings per share on a US GAAP basis are found in Note 21 below.

20.Supplemental Cash Flow Information
-------------------------------------

There were no cash payments for income taxes in the first six months of 2005 and 2004. Cash payments for interest were $0.4 million and nil in the first six months of 2005 and 2004 respectively. The increase over 2004 is principally related to the convertible notes and Caterpillar equipment loans.

21.Generally Accepted Accounting Principles in Canada and the United States
---------------------------------------------------------------------------

The following Golden Star consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.


                                              As of          As of
BALANCE SHEETS - US GAAP                     June 30,     December 31,
                                        ------------------------------
                                              2005           2004
----------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                   $18,386        $12,877
   Short term investments                       42,500         38,850
   Accounts receivable                           6,480          3,592
  Inventories                                   21,025         15,366
   Due from sale of property                         -          1,000
   Future tax assets                             1,561          1,542
   Deposits                                      8,313          5,102
   Other current assets                            429            517
----------------------------------------------------------------------
     Total current assets                       98,694         78,846

Restricted cash                                  3,888          3,351
Long term investments (Note d2)                  6,397          4,132
Deferred exploration and development
 costs (Note d2)                                     -              -
Property, plant and equipment (Note d1)         69,764         28,653
Mining properties (Notes d1 and d3)             80,124         52,586
Deferred stripping                               1,240          1,357
Mine construction in progress (Note d1)          7,217         49,430
Loan acquisition fees                            1,025              -
Other assets                                     2,212          1,617
----------------------------------------------------------------------
     Total assets                             $270,561       $219,972

LIABILITIES
Current liabilities                             22,401        $17,480
Long term debt                                  55,855          1,707
Fair value of derivatives                        1,927              -
Asset retirement obligations                     9,792          8,660
----------------------------------------------------------------------
     Total liabilities                         $89,975         27,847

Minority interest (notes d2 and d3)              4,222          3,899

SHAREHOLDERS' EQUITY
Share capital (Note d5)                        340,069        339,524
Contributed surplus                              2,598          2,040
Accumulated comprehensive income and
 other (Note d4)                                 2,209          1,316
Deficit                                       (168,512)      (154,654)
----------------------------------------------------------------------
     Total shareholders' equity                176,364        188,226
----------------------------------------------------------------------
     Total liabilities and shareholders'
     equity                                   $270,561       $219,972
----------------------------------------------------------------------

STATEMENTS OF OPERATIONS - US GAAP

                                                       Three months ended June 30,   Six months ended June 30,
STATEMENT OF OPERATIONS - US GAAP                      ---------------------------------------------------------
                                                           2005           2004          2005           2004
-----------------------------------------------------  ------------   ------------  ------------   ------------
Net income/(loss) under Cdn GAAP
Deferred exploration expenditures expensed per US           (3,695)         1,115        (5,918)         6,309
 GAAP (note d2)                                       $        999   $     (3,394) $     (3,575)  $     (6,553)
-----------------------------------------------------
Loss at Wassa mine in the first quarter of 2005 (note
 d1)                                                        (1,072)             -        (5,725)             -
-----------------------------------------------------
Write-off of deferred exploration projects (Note d2)             -              -         1,083              -
-----------------------------------------------------
Other                                                          180              -           220              -
-----------------------------------------------------  ------------   ------------  ------------   ------------
Net (loss) under US GAAP before minority interest           (3,588)        (2,279)      (13,915)          (244)
-----------------------------------------------------
Minority interest, as adjusted (note d2 and d3)                 54           (661)           56            700
-----------------------------------------------------  ------------   ------------  ------------   ------------
Net income/(loss) under US GAAP                       $     (3,534)  $     (2,940) $    (13,859)  $        456
Other comprehensive income -gain/(loss) on marketable
 securities (Note d4)                                         (156)             -           893              -
-----------------------------------------------------  ------------   ------------  ------------   ------------
Comprehensive income/(loss)                           $     (3,690)  $     (2,940) $    (12,966)  $        456
-----------------------------------------------------  ------------   ------------  ------------   ------------

-----------------------------------------------------  ------------  ------------   ------------   ------------
Basic net income/(loss) per share under US GAAP       $     (0.025)  $     (0.022) $     (0.097)         0.003
Diluted net income/(loss) under US GAAP               $     (0.024)  $     (0.022) $     (0.090)  $      0.003
-----------------------------------------------------  ------------   ------------  ------------   ------------


Revenues for the first six months of 2005 were $49.7 million under US GAAP, or $6.7 million higher than under Cdn GAAP, the difference being attributed to first quarter 2005 revenues at Wassa which was put in service in the first quarter of 2005 for US GAAP but was not put in-service until the second quarter for Cdn GAAP.

STATEMENTS OF CASH FLOW - US GAAP

 -----------------------------------------------------------------------------------------------------------------------
 STATEMENTS OF CASH FLOW - US GAAP                              Three months ended June 30,   Six months ended June 30,
                                                                --------------------------------------------------------
                                                                     2005          2004          2005          2004
 -----------------------------------------------------------------------------------------------------------------------
 Cash provided by/(used in):                                    $    (4,243)  $     2,284   $   (11,284)  $     5,129
 Operating activities
 Investing activities                                               (44,146)      (11,903)      (39,712)      (19,146)
 Financing activities                                                49,756         9,437        56,505         9,882
 -----------------------------------------------------------------------------------------------------------------------
 Increase/(decrease) in cash and cash equivalents for the period      1,367          (182)        5,509        (4,135)
 Cash and cash equivalents beginning of the period                   17,019        86,017        12,877        89,970
 -----------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents end of the period                    $    18,386   $    85,835   $    18,386   $    85,835
 -----------------------------------------------------------------------------------------------------------------------


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

22. Restatement
---------------

Our June 30, 2005 Form 10-Q was originally filed in August 2005 under the assumption that the EURO cash-settled forward gold price agreements qualified for hedge accounting. As such, the original Form 10-Q deferred recognition of mark-to-market losses under these agreements during the first two quarters of 2005 as gold prices increased. In early 2006 a review of hedge accounting assumptions determined that the EURO cash-settled forward gold price agreements did not qualify for hedge accounting because i) it could not be established that the fair value of the agreements was nil at inception and ii) the documentation of the transaction and proposed accounting method was insufficient to meet GAAP requirements.

In this 10-Q/A, EURO's cash-settled forward gold price agreements have been treated as derivatives and marked-to-market at the end of the relevant period. The fair value at the end of June 2005 has been determined to be a loss of $1.5 million, and this amount was recognized as an expense, with a $1.5 million liability recognized for the potential future payment of this amount. The losses provided future French tax benefits, and thus a tax asset and tax provision have also been recognized which offset approximately 33% of the increased expense.

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

In this Form 10-Q/A we use the terms "Total operating cost per ounce", "total cash cost per ounce" and "cash operating cost per ounce".

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

The following table shows the derivation of these measures and a reconciliation of "total cash cost per ounce" and "cash operating cost per ounce".


  Derivation of Total Mine Operating Cost   For the three months ended June 30,
 for the three months ended June 30, 2005                   2005                   For the three
                                           -------------------------------------    months ended
                                                                                   June 30, 2004
                                                            Bogoso               ------------------
                                                Wassa      Prestea       Total          Total
---------------------------------------------------------------------------------------------------
Mining operations expense                       $10,105      $9,785      $19,890           $10,190
---------------------------------------------------------------------------------------------------
Depreciation, depletion & amortization            1,699       2,042        3,741             1,945
---------------------------------------------------------------------------------------------------
Accretion of asset retirement obligations            95          86          181               163
---------------------------------------------------------------------------------------------------
Total mine operating costs - GAAP               $11,899     $11,913      $23,812           $12,298
---------------------------------------------------------------------------------------------------

Ounces sold                                      20,739      33,199       53,938            38,805
---------------------------------------------------------------------------------------------------

Derivation of Costs per Ounce
---------------------------------------------------------------------------------------------------
Total mine operating cost per ounce - GAAP
 ($/oz)                                             574         359          441               317
---------------------------------------------------------------------------------------------------
Less depreciation, depletion & amortization
 ($/oz)                                              82          62           69                50
---------------------------------------------------------------------------------------------------
Less accretion of asset retirement
 obligation ($/oz)                                    5           3            3                 4
---------------------------------------------------------------------------------------------------
Total cash cost ($/oz)                              487         295          369               263
---------------------------------------------------------------------------------------------------
Less royalties and production taxes ($/oz)           15          13           14                12
---------------------------------------------------------------------------------------------------
Cash operating cost ($/oz)                          472         282          355               251
---------------------------------------------------------------------------------------------------


  Derivation of Total Mine Operating Cost    For the six months ended June 30,
  for the six months ended June 30, 2005                  2005                      For the six
                                           -------------------------------------    months ended
                                                                                   June 30, 2004
                                                            Bogoso               ------------------
                                                Wassa      Prestea       Total          Total
---------------------------------------------------------------------------------------------------
Mining operations expense                       $10,105     $21,861      $31,966           $19,315
---------------------------------------------------------------------------------------------------
Depreciation, depletion & amortization            1,699       4,214        5,913             4,223
---------------------------------------------------------------------------------------------------
Accretion of asset retirement obligations            95         273          368               322
---------------------------------------------------------------------------------------------------
Total mine operating costs - GAAP               $11,899     $26,348      $38,247           $23,860
---------------------------------------------------------------------------------------------------

Ounces sold                                      20,739      72,364       93,103            86,007
---------------------------------------------------------------------------------------------------

Derivation of Costs per Ounce
---------------------------------------------------------------------------------------------------
Total operating cost per ounce - GAAP ($/oz)        574         364          411               277
---------------------------------------------------------------------------------------------------
Less depreciation, depletion & amortization
 ($/oz)                                              82          58           64                49
---------------------------------------------------------------------------------------------------
Less accretion of asset retirement
 obligation ($/oz)                                    5           4            4                 4
---------------------------------------------------------------------------------------------------
Total cash cost ($/oz)                              487         302          343               225
---------------------------------------------------------------------------------------------------
Less royalties and production taxes ($/oz)           15          13           13                12
---------------------------------------------------------------------------------------------------
Cash operating cost ($/oz)                          472         289          330               213
---------------------------------------------------------------------------------------------------


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

We hold interests in an exploration joint venture in Sierra Leone in West Africa and hold active exploration properties in Ghana, Cote d'Ivoire, Suriname and French Guiana. We hold indirect interests in gold exploration properties in Peru and Chile through an equity investment in Goldmin Consolidated Holdings, and in the Democratic Republic of the Congo through a cost basis investment in Moto Goldmines Limited. We also own a 59% interest in EURO Ressources S.A., a French registered, publicly traded royalty holding company (formerly known as Guyanor Ressources S.A.) which owns a royalty interest in Cambior Inc.'s Rosebel gold mine in Suriname.

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

Puts

In the second quarter of 2005 we purchased put options locking in an average gold floor price of $409.75 per ounce for 140,000 ounces of gold spread 27,500 in 2005, 90,000 in 2006 and 22,500 in 2007. We expect to purchase additional puts in the next few months. The puts are expected to provide down-side price protection for operational cash flows during the Bogoso sulfide expansion project construction period.

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

As required by the loan agreement, EURO Ressources entered into cash-settled forward gold price agreements in January 2005 which obligates EURO Ressources to sell 5,700 ounces of gold to the bank that provided the $6.0 million loan, beginning April 20, 2005 and every three months thereafter until July 20, 2007. When the average gold price for the prior three month period is less than $421 per ounce, the financial institution will pay an amount to EURO Ressources equal to the difference between the average price and $421 times 5,700 ounces. The hedge is structured to offset the floating price nature of the Rosebel royalty by tying a portion of the royalty payments to a gold price of $421 per ounce. Gold prices averaged $427 per ounce during the first quarter of 2005 resulting in a payment to the bank of $38,000 on the first 5,700 ounce tranche of the hedge. The payment due the bank in the second quarter was approximately $36,000 based on the average gold price of $427 during the second quarter multiplied by 5,700 ounces. In addition EURO has recorded a $1.5 million year-to-date loss on its outstanding cash-settled forward agreements as of June 30, 2005. The loss is a factor of the increase in the price of gold since December 31, 2004.

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

RESULTS OF OPERATIONS

Second Quarter of 2005 Compared to the Second Quarter of 2004

Summary - Second Quarter 2005

During the three months ended June 30, 2005, we incurred a net loss of $(3.7) million or $(0.026) per share on revenues of $24.9 million, versus net income of $1.1 million or $0.008 per share on revenues of $16.5 million during the three months ended June 30, 2004. While gold revenues were $7.9 million higher than in the same period of 2004, due mostly to production from our new Wassa mine and from higher realized gold prices, mine operating costs were $11.5 million higher, due mostly to the Wassa mine coming on line in April. The major factors contributing to the $4.8 million lower quarterly net income from a year earlier include a $2.7 million operating loss at Wassa, $0.5 million of EURO Ressources restructuring costs, a $0.6 million mark-to-market loss on derivatives, a $0.8 million increase in interest expense primarily on the convertible notes and a $0.4 million increase in foreign exchange losses. These higher costs and losses were partly offset by $1.8 million of operating earnings at Bogoso/Prestea, a $0.4 million increase in royalty income and a $0.6 million reduction in option expense. Realized gold prices averaged $429 per ounce for the second quarter of 2005, a 7.5% increase from the $399 per ounce realized in the same quarter of 2004.


              CONSOLIDATED              Three months ended June 30,  Six months ended June 30,
------------------------------------------------------------------------------------------------
           FINANCIAL RESULTS                 2005          2004          2005          2004
------------------------------------------------------------------------------------------------
Gold sold (oz)                                 53,938        38,805        93,103        86,007
------------------------------------------------------------------------------------------------
Average price realized ($/oz)                     429           399           428           404
------------------------------------------------------------------------------------------------
Cash flow from operations (in $
 thousands)                                    (6,732)        5,675        (3,098)       11,681
------------------------------------------------------------------------------------------------
Total revenues (in $ thousands)                24,923        16,494        42,947        36,351
------------------------------------------------------------------------------------------------
Net income/(loss) (in $ thousands)             (3,695)        1,115        (5,918)        6,309
------------------------------------------------------------------------------------------------
Net income/(loss) per share - basic ($)        (0.026)        0.008        (0.042)        0.047
------------------------------------------------------------------------------------------------


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

 ------------------------------------------------------------------------------------------------------------------------
          BOGOSO/PRESTEA                        Three months ended June 30,            Six months ended June 30,
                                              ---------------------------------------------------------------------------
         OPERATING RESULTS                              2005             2004               2005              2004
 ------------------------------------------------------------------------------------------------------------------------
 Ore mined (t)                                          508,685            311,714            908,829            687,300
 Waste mined (t)                                      2,601,968          1,766,400          4,693,221          3,793,360
 Ore milled (t)                                         378,259            421,289            769,553            935,725
 Grade milled (g/t)                                        4.54               3.51               4.55               3.64
 Recovery (%)                                              59.3               63.8               60.4               73.7
 Gold sold (oz)                                          33,199             38,805             72,364             86,007
 Cash operating cost ($/oz)                                 282                251                289                213
 Royalties ($/oz)                                            13                 12                 13                 12
 Total cash cost ($/oz)                                     295                263                302                225
 ------------------------------------------------------------------------------------------------------------------------


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

 ------------------------------------------------------------------------------------------------------------------------
                    WASSA OPERATING RESULTS     Three months ended June 30,            Six months ended June 30,
                                              ---------------------------------------------------------------------------
         (After April 1, 2005 start up) (1)          2005              2004              2005               2004
 ------------------------------------------------------------------------------------------------------------------------
 Ore mined (t)                                          688,243                  -           688,243                  -
 Waste mined (t)                                      1,985,833                  -         1,985,833                  -
 Heap leach material milled (t)                         143,263                  -           143,263                  -
 Pit ore milled (t)                                     670,361                  -           670,361                  -
 Grade milled (g/t)                                        1.08                  -              1.08                  -
 Recovery (%)                                              86.8                  -              86.8                  -
 Gold sold (oz)                                          20,739                  -            20,739                  -
 Cash Operating Cost ($/oz)                                 472                  -               472                  -
 Royalities ($/oz)                                           15                  -                15                  -
 Total Cash Cost ($/oz)                                     487                  -               487                  -
 ------------------------------------------------------------------------------------------------------------------------

(1) Since the Wassa mine was not placed in service until April 1, 2005, the production for the six months ended June 30, 2005 was the same as the production for the three months ended June 30, 2005.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Summary - Six Months ended June 30, 2005

During the six months ended June 30, 2005, we incurred a net loss of $(5.9) million or $(0.042) per share on revenues of $43.0 million, versus net income of $6.3 million or $0.047 per share on revenues of $36.4 million during the first six months of 2004. While gold revenues were $5.3 million higher than in the same period of 2004, due mostly to production from our new Wassa mine and from higher realized gold prices, operating costs were $14.6 million higher, also due mostly to the Wassa start-up. The major factors contributing to the $12.2 million swing from a net income position in the first six months of 2004 to a net loss in the first six months of 2005 include a $7.0 million reduction in operating income at Bogoso/Prestea, a current year $2.7 million operating loss at Wassa, a $1.9 million mark-to-market loss on derivatives, a $1.1 million impairment write-off of an exploration project, $0.5 million of EURO Ressources restructuring costs and an $0.8 million increase in interest expense. These higher costs were partly offset by a $3.6 million of operating earnings at Bogoso/Prestea and a $1.2 million increase in royalty and interest income. Realized gold prices averaged $428 per ounce for the first six months of 2005, a 5.9% increase from the $404 per ounce realized in the same quarter of 2004.

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

Other African Projects

In October 2004 we acquired a 9.5% interest in Moto Goldmines Limited ("Moto") for $4.1 million. Moto controls the approximate 4,700 square kilometer Moto concessions located in the north east of the Democratic Republic of Congo. The Moto concessions form part of the Kilo-Moto gold belt which has historical production in excess of 11 million ounces with over two million ounces mined from ten small mines within the central 35 square kilometers on the Moto concessions. After securing control of the property in 2003, Moto began a drilling program in February 2004 to confirm and expand the gold resource around the areas previously mined. Based upon this work Moto's independent resource consultants have estimated indicated resources at Moto of 7 million tonnes grading 2.7 grams per tonne and inferred resources of 36 million tonnes grading
3.2 grams per tonne. Drilling in the first half of 2005 continued to deliver encouraging results, especially from the Mengu Hill, Karagba, and Sessengi prospects. On June 1, 2005 we increased our cost basis investment in Moto by $1.4 million by exercising 1.0 million of our Moto warrants bringing our investment to approximately 11.7%.

At Mano River in Sierra Leone a regional soil sampling program designed to identify new targets on three project areas was completed in the second quarter. Results are pending. Any additional follow-up work on the Mano River project is dependant upon the results of the sampling program during the past two quarters.

In March 2005 we entered into an option to purchase the Afema project in Cote d'Ivoire from the parastatal company Societe d'Etat pour le Developpement Minier de la Cote d'Ivoire (`SO.DE.MI."). The Afema property covers an area of 2,012 square kilometers of prospective Birimian rocks in south east Cote d'Ivoire which represent the extension of the Sefwi Belt meta-volcanics and the Kumasi Basin meta- sedimentary rocks into Cote d'Ivoire. In Ghana this `belt-basin' contact hosts the multi-million ounce Chirano and Bibiani Gold Deposits. Under the terms of the acquisition agreement, we made an immediate payment of $110,000 to SO.DE.MI. which gives us access to past exploration and mining data and the right to carry out a six month detailed technical due diligence, after which we would have the right to complete the transaction to acquire 100% of SO.DE.MI. 's rights in the Afema property for an additional $1.5 million (subject to a statutory requirement that 10% be retained by the Government of Cote d'Ivoire).

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

     o Mining properties: Mine properties recorded on our financial records are amortized using a units-ofproduction method over proven and probable reserves. Reserve estimates, which serve as the denominator in units of production amortization calculations, involve the exercise of subjective judgment and are based on numerous assumptions about future operating costs, future gold prices, continuity of mineralization, future gold recovery rates, spatial configuration of gold deposits, and other factors that may prove to be incorrect. A 10% adjustment in estimated reserves could result in an approximately $0.75 million annual change in amortization expense.

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

SUMMARY OF QUARTERLY RESULTS

Summary of Quarterly Results
  ($ millions, except per share data)

                             2005 Quarters ended               2004 Quarters ended               2003 Quarters ended
                             June 30    March 31    Dec. 31    Sept. 30    June 30   March 31    Dec. 31    Sept. 30
---------------------------------------------------------------------------------------------------------------------
Revenues                        24.9       18.1       15.2       13.4       16.5       19.9       17.7       18.8
Net earnings/(losses)           (3.7)      (2.2)       0.6       (4.3)       1.1        5.2        7.9        6.1
---------------------------------------------------------------------------------------------------------------------
Net earnings/(losses) attributable to common shareholders per share
   Basic                      (0.026)    (0.016)     0.004     (0.030)     0.008      0.039      0.063      0.053
   Diluted                    (0.026)    (0.016)     0.004     (0.030)     0.008      0.035      0.059      0.049
---------------------------------------------------------------------------------------------------------------------


OUTSTANDING SHARE DATA

As of August 2, 2005 we had outstanding 142,887,394 common shares, 5,519,701 options, 8,448,334 warrants and convertible notes which are convertible into a total of 11,111,111 common shares.


TABLE OF CONTRACTUAL OBLIGATIONS


      Contractual Obligations                    Payment due by period (thousands)
       (as of June 30, 2005)       -------------------------------------------------------------
                                              Less than 1                              More than
                                     Total       year      1 to 3 years  3 to 5 years   5 years
------------------------------------------------------------------------------------------------
Long term debt (a)                   $60,288     $4,385       $4,381       $51,522      $    -
------------------------------------------------------------------------------------------------
Interest on long term debt            18,389      4,008        7,480         6,901           -
------------------------------------------------------------------------------------------------
Operating lease obligations              570        162          329            79           -
------------------------------------------------------------------------------------------------
Other long term liabilities
 reflected on
the balance sheet under GAAP (b)      94,900      4,170        2,974         2,088       6,421
------------------------------------------------------------------------------------------------
Total                                $15,653    $12,725      $15,164       $60,590      $6,421
------------------------------------------------------------------------------------------------


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

Commodity Price Risk

We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 change in our average realized price of gold would result in a $2 million to $3 million change in pre-tax earnings and cash flows. We have in the past purchased puts to lock in minimum prices for portions of our annual gold sales. As of June 30, 2005 we have established puts covering 140,000 ounces of future gold production during 2005, 2006, and 2007 and over the next few quarters we anticipate purchasing puts to cover an additional 40,000 ounces to stabilize a floor price for cash flows during the Bogoso sulfide expansion project construction.

As required by its loan agreement, EURO Ressources entered into a cash-settled forward sales agreement in January 2005. From April 20, 2005 until July 20, 2007, when the average gold price for the prior three month period is less than $421 per ounce, the financial institution will pay an amount to EURO Resources equal to the difference between the average price and $421 times 5,700 ounces. If the prior three month average price exceeds $421 per ounce, EURO Ressources will pay the financial institution an amount equal to the difference between the average price and $421 per ounce times 5,700 ounces. The agreements are structured to offset the floating price nature of the Rosebel royalty by tying a portion of the royalty payments to a gold price of $421 per ounce. The net effect is that we have locked in a $12.10 per ounce royalty on the 57,000 ounces of gold covered by agreement. We may in the future more actively manage our exposure to gold price fluctuations through hedging programs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As discussed in Note 22 to the consolidated financial statements, it was determined that as of December 31, 2005 management did not maintain effective controls over the presentation and documentation of certain derivatives. Specifically, Golden Star did not prepare and maintain sufficient documentation to support the designation and effectiveness of hedges of certain gold future contracts entered into by its subsidiary, EURO Ressources S.A., during 2005. This control deficiency resulted in the requirement for the restatement of our consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2005 and an audit adjustment to the 2005 annual consolidated financial statements. Because of the existence of the deficiency in question at year-end, management concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2005.

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Golden Star's disclosure controls and procedures (as defined in Rules 1 3a- 15(e) and 1 5d- 15(e) under the Securities Exchange Act of 1934). Based on the evaluation and as a result of the material weakness discussed above, management has concluded that as of June 30, 2005 our disclosure controls and procedures were not effective.

Changes to Internal Control over Financial Reporting

Changes to our internal control over financial reporting to address the material weakness described above were implemented subsequent to the quarter ended June 30, 2005. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.


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

GOLDEN STAR RESOURCES LTD. Registrant



                     By: /s/ Peter J. Bradford
                         ----------------------------
                         Peter J. Bradford
                         President and Chief Executive Officer
                         Date: April 14, 2006


                     By: /s/ Allan J. Marter
                         ----------------------------
                         Allan J. Marter
                         Senior Vice President and Chief Financial Officer
                         Date: April 14, 2006

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