Form 10-Q/A
period 2005-09-30
GOLDEN STAR RESOURCES LTD
filed 2006-04-17
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q/A

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from___________________to__________.

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

Number of Common Shares outstanding as of November 1, 2005: 142,887,394

                                EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend Golden Star Resources Ltd.'s Quarterly Report on Form 10-Q for the period ended September 30, 2005 in order to reflect the restatement of our unaudited consolidated financial statements and amendments to related disclosures as of September 30, 2005 and for the three months ended September 30, 2005 and 2004. The restatements arose from management's determination that Golden Star's 53% owned consolidated subsidiary, EURO Ressources S.A., had incorrectly used hedge accounting for its forward gold pricing derivatives established in January and August 2005.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as otherwise required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on November 3, 2005.

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

1. FINANCIAL STATEMENTS



                           GOLDEN STAR RESOURCES LTD.
                           CONSOLIDATED BALANCE SHEETS
    (Stated in thousands of US dollars except shares issued and outstanding)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                              As of           As of
                                                                                          September 30,    December 31,
                                                                                              2005             2004
------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                                $  23,897       $  12,877
     Short term investments (Note 2)                                                             19,750          38,850
     Accounts receivable                                                                          4,711           3,592
     Inventories (Note 3)                                                                        25,718          15,366
     Due from sale of property (Note 4)                                                               -           1,000
     Future tax assets                                                                            3,252           1,542
     Deposits (Note 5)                                                                            7,244           5,102
     Prepaids and other                                                                           1,376             517
------------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                                     85,948          78,846

RESTRICTED CASH (Note 15c)                                                                        3,372           3,351
LONG TERM INVESTMENTS (Note 6)                                                                    6,715           5,528
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 7)                                              10,151           7,452
PROPERTY, PLANT AND EQUIPMENT (Note 8)                                                           75,096          28,653
MINING PROPERTIES (Note 9)                                                                      118,160          74,197
CONSTRUCTION IN PROGRESS (Note 10)                                                               20,300          51,159
DEFERRED STRIPPING (Note 11)                                                                      3,160           1,357
LOAN ACQUISITION COSTS (Note 12)                                                                  1,047               -
OTHER ASSETS                                                                                      1,707           1,617
------------------------------------------------------------------------------------------------------------------------
            Total Assets                                                                      $ 325,656       $ 252,160
========================================================================================================================

LIABILITIES
CURRENT LIABILITIES
     Accounts payable                                                                         $   8,498       $   7,010
     Other accrued liabilities                                                                   22,392           9,203
     Current debt (Note 13)                                                                       4,465           1,267
------------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                                35,355          17,480

LONG TERM DEBT (Note 13)                                                                         55,214           1,707
ASSET RETIREMENT OBLIGATIONS  (Note 14)                                                          10,487           8,660
FAIR VALUE OF DERIVATIVES (NOTE 12)                                                               7,412               -
------------------------------------------------------------------------------------------------------------------------
              Total Liabilities                                                                 108,468          27,847

MINORITY INTERESTS                                                                                6,867           6,353
COMMITMENTS AND CONTINGENCIES (Note 15)                                                               -               -

SHAREHOLDERS' EQUITY
SHARE CAPITAL
     First preferred shares, without par value,
     unlimited shares authorized. No shares issued.                                                   -               -
     Common shares, without par value, unlimited
     shares authorized. Shares issued and outstanding:
     142,887,394 at September 30, 2005; 142,244,112 at
     December 31, 2004 (Note 16)                                                                343,952         342,494

CONTRIBUTED SURPLUS (Note 16)                                                                     5,518           2,040
DEFICIT                                                                                        (139,149)       (126,574)
------------------------------------------------------------------------------------------------------------------------
        Total Shareholders' Equity                                                              210,321         217,960
------------------------------------------------------------------------------------------------------------------------
            Total Liabilities and Shareholders' Equity                                        $ 325,656       $ 252,160
========================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Stated in thousands of US dollars except per share amounts)
                                   (Unaudited)

                                                                        Three months ended               Nine months ended
                                                                  September 30,   September 30,   September 30,     September 30,
                                                                     2005            2004              2005            2004
--------------------------------------------------------------------------------------------------------------------------------
REVENUE
Gold sales                                                          $  23,235       $  12,327         $  63,329       $  47,107
Royalty income (Note 4)                                                   952             783             3,071           1,748
Interest and other                                                        561             335             1,322             941
--------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                    24,748          13,445            67,722          49,796
--------------------------------------------------------------------------------------------------------------------------------

EXPENSES
Mining operations                                                      20,060          10,236            52,026          29,551
Depreciation, depletion and amortization                                4,639           1,895            10,552           6,084
Accretion of asset retirement obligations  (Note 14)                      172             167               540             489
--------------------------------------------------------------------------------------------------------------------------------
     Total mine operating costs                                        24,871          12,298            63,118          36,124

Exploration expense                                                       191             152               605             607
Corporate general and administrative and options expense                1,557           1,494             6,504           5,476
Corporate development expense                                              37           3,939               147           4,043
Loss on equity investments                                                 75             219               185             219
Abandonments and impairments                                                -               -             1,083               -
Derivative mark-to market loss                                          5,486               -             7,412               -
Interest expense                                                          853               5             1,705              17
Foreign exchange (gain)/loss                                             (111)           (391)              732             235
--------------------------------------------------------------------------------------------------------------------------------
     Total expenses                                                    32,959          17,716            81,491          46,721
--------------------------------------------------------------------------------------------------------------------------------
         Income/(loss) before minority interest                        (8,210)         (4,271)          (13,769)          3,075
Minority interest                                                        (136)             13              (516)         (1,024)
--------------------------------------------------------------------------------------------------------------------------------
     Net income/(loss) before income tax                               (8,346)         (4,258)          (14,285)          2,051
Provision for future income taxes                                       1,689               -             1,710               -
--------------------------------------------------------------------------------------------------------------------------------
     Net income/(loss)                                              $  (6,657)      $  (4,258)        $ (12,575)      $   2,051
================================================================================================================================
Deficit, beginning of period                                         (132,492)       (122,907)         (126,574)       (129,216)
--------------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                                              $(139,149)      $(127,165)        $(139,149)      $(127,165)
================================================================================================================================
Net income/(loss) per common share - basic (Note 19)                $  (0.047)      $  (0.030)        $  (0.088)      $   0.015
Net income/(loss) per common share - diluted (Note 19)              $  (0.047)      $  (0.030)        $  (0.088)      $   0.014
Weighted average shares outstanding (millions of shares)                142.8           141.1             142.5           137.0
--------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated financial statements.


                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Stated in thousands of US dollars)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                     Three months ended           Nine months ended
                                                 September 30, September 30,  September 30, September 30,
                                                     2005          2004           2005         2004
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:                           $    (6,657)  $    (4,258)   $    (12,575)  $      2,051
Net income/(loss)

 Reconciliation of net income to net cash
 provided by operating activities:
 Depreciation, depletion and amortization             4,710         1,861          10,623          6,084
 Amortization of loan acquisition costs                  30             -             105              -
 Stock based compensation                                98            86             900          1,095
 Deferred stripping                                  (1,920)         (652)         (1,803)          (652)
 Loss on equity investment                               75           219             185            219
 Abandonment and impairment of mineral                    -             -           1,083              -
   properties
 Fair value of derivatives                            5,485             -           7,412              -
 Provision for future income taxes                   (1,690)            -          (1,710)             -
 Accretion of asset retirement obligations              172           167             540            489
 Accretion of convertible debt                          174             -             348              -
 Minority interests                                     136           (13)            516          1,024
---------------------------------------------------------------------------------------------------------
                                                        613        (2,590)          5,624         10,310
Changes in assets and liabilities:
   Accounts receivable                                1,769         2,127          (1,119)        (1,009)
   Inventories                                       (4,694)         (407)        (10,353)        (2,325)
   Deposits                                             830             -            (127)             -
   Accounts payable and accrued liabilities           3,839         3,874           5,607          8,004
   Other                                               (410)       (2,175)           (317)        (2,002)
---------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating         1,947           829            (685)        12,978
     activities
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:

   Expenditures on deferred exploration and          (1,719)       (1,059)         (3,782)        (4,750)
     development
   Expenditures on mining properties                (10,455)       (6,073)        (23,918)       (12,343)
   Expenditures on property, plant and equipment     (6,279)       (5,645)        (25,372)        (9,082)
   Expenditures on mine construction in progress    (13,084)       (5,691)        (19,123)       (16,032)
   Decrease in short term investments                22,750             -          19,100              -
   Sale of property                                       -             -           1,000          1,000
   Change in payable on capital expenditures          9,071             -           9,071              -
   Deposits                                            (161)            -          (2,415)             -
   Reclamation expenditures                            (176)          (95)           (468)          (563)
   Other                                                879         1,830          (1,627)        (1,129)
---------------------------------------------------------------------------------------------------------
     Net cash provided by/(used in) investing           826       (16,733)        (47,534)       (42,899)
     activities
---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Issuance of share capital, net of issue costs        877         5,508           1,177         14,758
     (Note 16)
   Debt repayments (Note 13)                         (1,087)          (35)         (1,972)          (116)
   Issuance of debt (Note 13)                         3,000             -          58,330              -
   Equity portion of convertible notes                    -             -           2,857              -
   Other                                                (52)           81          (1,153)           794
---------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities        2,738         5,554          59,239         15,436
---------------------------------------------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents      5,511       (10,350)         11,020        (14,485)
Cash and cash equivalents, beginning of period       18,386        85,835          12,877         89,970
---------------------------------------------------------------------------------------------------------
     Cash and cash equivalents end of period    $    23,897   $    75,485    $     23,897   $     75,485
---------------------------------------------------------------------------------------------------------

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

3. Inventories
--------------

 -------------------------------------------------------------------
                                      As of             As of
                                  September 30,     December 31,
                                       2005             2004
 -------------------------------------------------------------------
 Stockpiled ore                 $     5,564        $     3,659
 In-process                           4,278              2,858
 Materials and supplies              15,876              8,849
 -------------------------------------------------------------------
 Total inventories              $    25,718        $    15,366
 -------------------------------------------------------------------


4. Due From Sale of Property
----------------------------

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

7. Deferred Exploration and Development Costs
---------------------------------------------


                                     Deferred                                                          Deferred
                                  Exploration &                                                      Exploration &
                                   Development     Capitalized                                        Development
                                      Costs        Exploration     Acquistions                           Costs
                                   as of 12/31/04    Expenditures  Costs               Impairments      as of 9/30/05
---------------------------------------------------------------------------------------------------------------------
AFRICA
   Akropong trend & other Ghana   $        2,443   $       1,006   $          -   $             -   $          3,449
   Prestea property projects               2,067             277              -                 -              2,344
   Mininko - Mali                          1,033              50              -            (1,083)                 -
   Mano River - Sierra Leone                 758             646              -                 -              1,404
   Afema - Ivory Coast                         -             601            110                 -                711
SOUTH AMERICA PROJECTS                                                                                             -
   Saramacca - Suriname                      394             332              -                 -                726
   Bon Espoir - French Guiana                501             760              -                 -              1,261
   Paul Isnard - French Guiana               256               -              -                 -                256
---------------------------------  --------------   -------------   ------------   ---------------   ----------------
TOTAL                             $        7,452   $       3,672   $        110   $        (1,083)  $         10,151
---------------------------------  --------------   -------------   ------------   ---------------   ----------------


8. Property, Plant and Equipment
--------------------------------

                                  As of September 30, 2005                           As of December 31, 2004
                     ----------------------------------------------------------------------------------------------------
                     Property, Plant                    Property, Plant  Property, Plant                  Property, Plant
                      and Equipment     Accumulated      and Equipment    and Equipment     Accumulated    and Equipment
                         at Cost        Depreciation    Net Book Value       at Cost       Depreciation   Net Book Value
-------------------------------------------------------------------------------------------------------------------------
Bogoso/Prestea        $       40,706   $         7,320   $       33,386   $       27,722    $       5,057   $     22,665
Prestea Underground            2,003                 -            2,003              238                -            238
EURO Ressources                1,456             1,446               10            1,969            1,951             18
Wassa                         40,643             1,205           39,438            5,460                -          5,460
Corporate & Other                361               102              259            1,060              788            272
---------------------  --------------   ---------------   --------------   --------------    -------------   ------------
TOTAL                 $       85,169   $        10,073   $       75,096   $       36,449    $       7,796   $     28,653
---------------------  --------------   ---------------   --------------   --------------    -------------   ------------


9. Mining Properties
--------------------

                               As of September 30, 2005                           As of December 31, 2004
                    -------------------------------------------------------------------------------------------------
                                                       Mining                                         Mining
                        Mining                       Properties,        Mining                      Properties,
                    Properties at   Accumulated       Net Book      Properties at   Accumulated      Net Book
                         Cost       Amortization        Value            Cost       Amortization       Value
---------------------------------------------------------------------------------------------------------------------
Bogoso/Prestea       $     45,786   $      27,274   $       18,512   $      43,420   $    23,113  $           20,307
Prestea Underground        19,307               -           19,307          12,984             -              12,984
Wassa                      50,141           2,922           47,219           9,653             -               9,653
Bogoso Sulfide             13,065               -           13,065          13,065             -              13,065
Mampon                     14,895               -           14,895          13,676             -              13,676
Other                       5,162               -            5,162           4,512             -               4,512
--------------------  ------------   -------------   --------------   -------------   -----------  ------------------
TOTAL                $    148,356   $      30,196   $      118,160   $      97,310   $    23,113  $           74,197
--------------------  ------------   -------------   --------------   -------------   -----------  ------------------

10.Construction in Progress
---------------------------

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

12.Loan Acquisition Costs, Hedging and Derivatives
--------------------------------------------------

In the second quarter of 2005 approximately $0.9 million of loan acquisition fees were incurred in obtaining the $50 million of convertible notes. This amount was capitalized and is being amortized over the life of the notes. In addition, as described immediately below, we also recorded loan acquisition costs at EURO related to its January 2005 and August 2005 borrowings. As with the convertible notes, the balance is being amortized to interest expenses over the life of the loan. The net balance of loan acquisition costs was $1.0 million as of September 30, 2005.

In January 2005, EURO, a majority owned subsidiary, entered into a series of cash-settled forward gold pricing agreements that qualify as derivatives. These agreements were entered into as part of a $6.0 million loan agreement (see Note
13a). EURO's derivatives are tied to a future stream of gold royalty payments EURO expects to receive from a Canadian mining company. The cash-settled forward gold pricing agreements provide that (a) when the average gold price for a quarter exceeds $421 per ounce, EURO will pay to the counter party cash equal to the difference between the quarter's average gold price per ounce and $421 per ounce, times 5,700 ounces, and (b) when the average quarterly gold price is below $421 per ounce, EURO will receive a cash payment from the counterparty equal to the difference between $421 per ounce and the average gold price per ounce times 5,700 ounces. The $421 per ounce figure was the spot gold price on the date EURO entered into the derivative.The derivative agreements established 10 tranches of 5,700 ounces each which settle quarterly over ten quarters beginning with the first quarter of 2005.

In August 2005, EURO entered into another 57,000 ounce gold forward position related to a new $3.0 million debt agreement. The gold forward is spread over ten quarters beginning in the last quarter of 2007 and has a fixed price of $458.50 per ounce, which was approximately $18 per ounce over the spot price on the date of the agreement.

In the first nine months of 2005 EURO recorded a $0.2 million derivative loss upon settlement of the first three quarterly tranches. This amount was off-set against royalty revenues._As of September 30, 2005, EURO's remaining derivative contracts had a negative mark-to-market fair value of $6.5 million, and this amount has been recognized as an expense in our consolidated statement of operations.

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

Year-to-date the net value of all derivatives had decreased by $7.4 million from their original purchase value and this amount is reflected in the statement of operations.

The following table summarizes our derivative contracts at September 30, 2005:

----------------------------------------------------------------------------------------------------------------------
                                     At September 30, 2005       2005     2006       2007    Thereafter Total/ Average
----------------------------------------------------------------------------------------------------------------------
GOLD FORWARD CONTRACTS (EURO RESSOURCES)
----------------------------------------------------------------------------------------------------------------------
Ounces (thousands)                                               5.7       22.8       22.8        45.6           96.9
Average price per ounce                                          421        421        440         458            443
----------------------------------------------------------------------------------------------------------------------
Fair value ($ thousands)                     $ (6,533)
----------------------------------------------------------------------------------------------------------------------


GOLD PUTS (GOLDEN STAR)
----------------------------------------------------------------------------------------------------------------------
Ounces (thousands)                                              37.5      150.0       37.5           -          225.0
Average price per ounce                                          407        406        404           -            406
----------------------------------------------------------------------------------------------------------------------
Fair value ($ thousands)                     $    420
----------------------------------------------------------------------------------------------------------------------


GOLD CALLS (GOLDEN STAR)
----------------------------------------------------------------------------------------------------------------------
Ounces (thousands)                                              15.0       60.0       15.0           -           90.0
Average price per ounce                                          525        525        525           -            525
----------------------------------------------------------------------------------------------------------------------
Fair value ($ thousands)                     $ (1,111)
----------------------------------------------------------------------------------------------------------------------


FOREIGN EXCHANGE FORWARDS (GOLDEN STAR)
----------------------------------------------------------------------------------------------------------------------
South African Rand (millions)                                   65.8       75.2          -           -          141.0
Average rate (ZAR)                                              6.60       6.85          -           -           6.73
----------------------------------------------------------------------------------------------------------------------
Fair value ($ thousands)                     $    958
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Euros (millions)                                                 1.5        2.5          -           -            4.0
Average Rate (EUR)                                              1.24       1.25          -           -           1.25
----------------------------------------------------------------------------------------------------------------------
Fair value ($ thousands)                     $   (138)
----------------------------------------------------------------------------------------------------------------------


The puts, calls and foreign exchange forward contracts are comprised of numerous individual contracts each with a different settlement date.

13.Debt
-------

                                           As of          As of
                                    September 30,2005 December 31, 2004
DEBT
---------------------------------------------------------------------
Current debt:
Bank loan - at EURO Ressources (Note a)       2,667                -
CAT equipment financing loans (Note b)   $    1,798   $        1,267
---------------------------------------------------------------------
      Total current debt                 $    4,465   $        1,267
---------------------------------------------------------------------
Long term debt:
Bank loan - at EURO Ressources (Note a)       5,666                -
CAT equipment financing loans (Note b)        2,057            1,707
Convertible notes (Note c)               $   47,491   $            -
---------------------------------------------------------------------
      Total long term debt               $   55,214   $        1,707
---------------------------------------------------------------------

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

The changes in the carrying amount of the ARO during the first nine months of 2005 and 2004 were:

 ---------------------------------------------------------------
                                            Nine months ended
                                            September 30, 2005
 ---------------------------------------------------------------
 Balance at December 31, 2004               $             8,660
 Accretion expense                                          540
 Cost of reclamation work performed                       (468)
 New AROs incurred during the period                      1,755
 ---------------------------------------------------------------
 Balance at September 30, 2005              $            10,487
 ---------------------------------------------------------------


 ---------------------------------------------------------------
                                            Nine months ended
                                            September 30, 2004
 ---------------------------------------------------------------
 Balance at December 31, 2003               $             7,745
 Accretion expense                                          489
 Cost of reclamation work performed                       (563)
 New AROs incurred during the period                        647
 ---------------------------------------------------------------
 Balance at September 30, 2004              $             8,318
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

We responded immediately to the EPA's notice by suspending all mining activity in the Plant-North Pit Phase 3, although mining continued in the Phase 2 area of the Plant-North pit in accordance with permits already received. Subsequently, on September 28 all mining in the Plant-North pit was suspended on verbal request of the EPA.

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

The terms of the transaction resulted in a purchase price of Cdn$3. 10 per St. Jude share (based on the closing price of Golden Star on the TSX on September 26, 2005) representing a premium of 38% to the 20 day average closing price of St. Jude common shares on the TSX Venture Exchange. Upon completion of the transaction, St. Jude shareholders will own approximately 19% of Golden Star on a fully diluted basis.

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

16.Share Capital and Contributed Surplus
----------------------------------------

Changes in share capital during the nine months ended September 30, 2005 were:

 ------------------------------------------------------------------------------
                                                 Shares               Amount
 ------------------------------------------------------------------------------
 Beginning balance as of December 31, 2004       142,244,112       $  342,494
 Common shares issued:
      Option exercises                               212,940              570
      Warrant exercises                              385,000              718
      Bonus shares and other                          45,342              170
 ------------------------------------------------------------------------------
 Ending balance as of September 30, 2005         142,887,394       $  343,952
 ------------------------------------------------------------------------------

Changes in contributed surplus during the nine months ended September 30, 2005 were:

 ------------------------------------------------------------------------------
                                                                      Amount
 ------------------------------------------------------------------------------
 Beginning balance as of December 31, 2004                         $     2,040
      Option expense (net of forfeitures)                                  734
      Reclass to share capital for fair value of options exercised        (113)
      Issuance of convertible note - equity component                    2,857
 ------------------------------------------------------------------------------
 Ending balance as of September 30, 2005                           $     5,518
 ------------------------------------------------------------------------------


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


 ----------------------------------------------------------------------------
                                        Options        Weighted-Average
                                        (000's)       Exercise Price (Cdn$)
 ----------------------------------------------------------------------------
 Outstanding as of December 31, 2004    5,271          $     3.17
 Granted                                  514                4.58
 Exercised                              (213)                2.64
 Forfeited                              (515)                5.54
 ----------------------------------------------------------------------------
 Outstanding as of September 30, 2005   5,057          $     3.10
 ----------------------------------------------------------------------------

The fair value of options granted during the nine months ended September 30, 2005 was estimated at the grant date using a Black-Scholes option-pricing model with the following assumptions:


 -----------------------------------------------------------------------------------------------------
                                   Three months ended September 30,    Nine months ended September 30,
                                   -------------------------------------------------------------------
                                         2005            2004             2005             2004
 -----------------------------------------------------------------------------------------------------
 Expected volatility                     NA               NA              34.9%      36.4% to 3 6.5%
 Risk-free interest rate                 NA               NA            3.1% to 3.5%   3.7% to 4.1%
 Expected lives                          NA               NA          3.5 to 5 years  3.5 to 5 years
 Dividend yield                          NA               NA               0%               0%
 -----------------------------------------------------------------------------------------------------


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

18.Operations by Geographic Area
--------------------------------

The following geographic data includes revenues based on product shipment origin and long-lived assets based on physical location:


                                  Africa
                       ----------------------------
For the three months                                          North
 ended                  Bogoso/                      South   America
and as at September 30, Prestea   Wassa    Other    America Corporate  Total
------------------------------------------------------------------------------
2005
Revenues                $12,856  $10,500   $     -   $1,058  $   334  $24,748
Net Income/(Loss)         1,667   (3,660)   (1,331)  (2,654)    (679)  (6,657)
Total Assets            131,575   98,512    45,531    7,684   42,354  325,656
------------------------------------------------------------------------------
2004
Revenues                $12,363  $     -   $     -   $   24  $ 1,058  $13,445
Net (Loss)                  (37)     (45)     (149)    (481)  (3,546)  (4,258)
Total Assets             78,586   61,664    28,105    2,220   77,694  248,269
------------------------------------------------------------------------------


                                  Africa
                       ----------------------------
For the nine months                                           North
 ended                  Bogoso/                      South   America
and as at September 30, Prestea   Wassa    Other    America Corporate  Total
------------------------------------------------------------------------------
2005
Revenues               $ 43,806  $19,690   $     -  $ 3,177  $ 1,049 $ 67,722
Net Income/(Loss)         5,278   (6,336)   (1,331)  (2,263)  (7,923) (12,575)
Total Assets            131,575   98,512    45,531    7,684   42,354  325,656
------------------------------------------------------------------------------
2004
Revenues               $ 47,156  $     -   $     -  $    75  $ 2,565 $ 49,796
Net Income/(Loss)         9,948     (137)     (149)  (1,196)  (6,415)   2,051
Total Assets             78,586   61,664    28,105    2,220   77,694  248,269
------------------------------------------------------------------------------


19.Earnings per Common Share
----------------------------

The following table provides reconciliation between basic and diluted earnings/(loss) per common share:

                                           Three months ended     Nine months ended
                                             September 30,          September 30,
                                        ---------------------------------------------
                                                2005       2004      2005       2004
----------------------------------------   ----------  ---------  --------  ---------
Net income/(loss)                         $   (6,657) $  (4,258) $(12,575)  $  2,051
----------------------------------------   ----------  ---------  --------  ---------

-------------------------------------------------------------------------------------
Weighted average number of common shares
  (millions)                                   142.8      141.1     142.5      137.0
Dilutive securities:
   Options                                       1.8        3.1       1.9        3.7
   Warrants                                        -        2.0         -        3.2
----------------------------------------   ----------  ---------  --------  ---------
     Weighted average number of diluted
      shares                                   144.6      146.2     144.4      143.9

-------------------------------------------------------------------------------------
Basic earnings/(loss) per share           $   (0.047) $  (0.030) $ (0.088)  $  0.015
Diluted earnings/(loss) per share         $   (0.047) $  (0.030) $ (0.088)  $  0.014
----------------------------------------   ----------  ---------  --------  ---------

Earnings per share on a US GAAP basis are found in Note 21 below.




20. Supplemental Cash Flow Information
-------------------------------------

                               Three months           Nine months
                            ended September 30,    ended September 30,
                              2005     2004        2005        2004
--------------------------------------------------------------------
Minority interest                -        -           -       2,400
Mining property                  -        -           -      (2,400)
--------------------------------------------------------------------


There were no cash payments for income taxes in the first nine months of 2005 and 2004. Cash payments for interest were $1 .1 million and nil in the first nine months of 2005 and 2004 respectively. The increase over 2004 is principally related to the convertible notes and Caterpillar equipment loans.

21.Generally Accepted Accounting Principles in Canada and the United States
---------------------------------------------------------------------------

The following Golden Star consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

(a)  BALANCE SHEET IN US GAAP


                                                      As of    As of
BALANCE SHEETS - US GAAP                        September 30, December 31,
                                                        2005     2004
----------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                           $23,897  $12,877
 Short term investments                               19,750   38,850
 Accounts receivable                                   4,711    3,592
 Inventories                                          25,718   15,366
 Due from sale of property                                 -    1,000
 Future tax assets                                     3,252    1,542
 Deposits                                              7,244    5,102
 Other current assets                                  1,376      517
----------------------------------------------------------------------
    Total current assets                              85,948   78,846


Restricted cash                                        3,372    3,351
Long term investments (Note d2)                       10,335    4,132
Deferred exploration and development costs (Note d2)       -        -
Property, plant and equipment (Note d1)               74,382   28,653
Mining properties (Notes d1 and d3)                   84,115   52,586
Mine construction in progress (Note d1)               20,300   49,430
Deferred stripping (Note d7)                           3,160    1,357
Loan acquisition costs                                 1,047        -

Other assets                                           1,707    1,617
----------------------------------------------------------------------
      Total assets                                  $284,366 $219,972
----------------------------------------------------------------------

LIABILITIES
----------------------------------------------------------------------
Current liabilities                                  $34,688  $17,480
Long term debt (Note d6)                              58,390    1,707
Asset retirement obligations                          10,487    8,660
Fair value of derivatives                              7,412        -
Other liabilites                                           -        -
----------------------------------------------------------------------
    Total liabilities                                110,977   27,847
----------------------------------------------------------------------


Commitments and contingencies                              -        -
Minority interest (notes d2 and d3)                    4,286    3,899


SHAREHOLDERS' EQUITY
----------------------------------------------------------------------
Share capital (Note d5)                              340,982  339,524
Contributed surplus                                    2,660    2,040
Accumulated comprehensive income and other (Note d4)   6,147    1,316
Deficit                                             (180,686)(154,654)
----------------------------------------------------------------------
    Total shareholders' equity                       169,103  188,226
----------------------------------------------------------------------
      Total liabilities and shareholders' equity    $284,366 $219,972
----------------------------------------------------------------------

(b) STATEMENTS OF OPERATIONS - US GAAP


                                                                       Three months          Nine months
                                                                           ended                ended
STATEMENT OF OPERATIONS - US GAAP                                      September 30,         September 30,
----------------------------------------------------------------------------------------------------------
                                                                      2005      2004       2005      2004
----------------------------------------------------------------------------------------------------------
Net income/(loss) under Cdn GAAP                                  $(6,657)   $(4,258)  $(12,575)  $ 2,051
----------------------------------------------------------------------------------------------------------
Deferred exploration expenditures expensed per US GAAP (note d2)    (5,920)   (3,337)    (9,495)   (9,890)
----------------------------------------------------------------------------------------------------------
Loss at Wassa mine in the first quarter of 2005 (note d1)              182         -     (5,543)        -
----------------------------------------------------------------------------------------------------------
Write-off of deferred exploration projects (Note d2)                     -         -      1,083         -
----------------------------------------------------------------------------------------------------------
Other                                                                  150         -        370         -
----------------------------------------------------------------------------------------------------------
Net (loss) under US GAAP before minority interest                  (12,245)   (7,595)   (26,160)   (7,839)
----------------------------------------------------------------------------------------------------------
Minority interest, as adjusted (note d2 and d3)                         71        52        127       752
----------------------------------------------------------------------------------------------------------
Net income/(loss) under US GAAP                                   $(12,174)  $(7,543)  $(26,033)  $(7,087)
----------------------------------------------------------------------------------------------------------
Other comprehensive income -gain/(loss) on marketable
      securities (Note d4)                                           3,938         -      4,831         -
----------------------------------------------------------------------------------------------------------
Comprehensive income/(loss)                                       $ (8,236)  $(7,543)  $(21,202)  $(7,087)
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Basic net income/(loss) per share under US GAAP                   $ (0.085)  $(0.055)   $(0.183)  $(0.052)
----------------------------------------------------------------------------------------------------------
Diluted net income/(loss) under US GAAP                           $ (0.085)  $(0.055)   $(0.183)  $(0.052)
----------------------------------------------------------------------------------------------------------



Revenues for the first nine months of 2005 were $74.6 million under US GAAP, or $6.7 million higher than under Cdn GAAP, the difference being attributed to first quarter 2005 revenues at Wassa which was put in service in the first quarter of 2005 for US GAAP but was not put in-service until the second quarter for Cdn GAAP.

(c) STATEMENTS OF CASH FLOW - US GAAP

                                           Three months ended  Nine months ended
                                                September 30,    September 30,
STATEMENTS OF CASH FLOW - US GAAP             -----------------------------------
                                                 2005     2004     2005     2004
---------------------------------------------------------------------------------
Cash provided by/(used in):
Operating activities                           $4,280  $(2,174) $(7,004)  $2,955
Investing activities                           (1,507) (13,730) (41,215) (32,876)
Financing activities                            2,738    5,554   59,239   15,436
---------------------------------------------------------------------------------
Increase/(decrease) in cash and cash
 equivalents for the period
Cash and cash equivalents beginning of the      5,511  (10,350)  11,020  (14,485)
 period                                        18,386   85,835   12,877   89,970
---------------------------------------------------------------------------------
Cash and cash equivalents end of the period   $23,897  $75,485  $23,897  $75,485
---------------------------------------------------------------------------------


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

(3) Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and D] subsequent development costs incurred, until such time as a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset's cost basis is reduced in accordance with Cdn GAAP provisions.

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

22. Restatement
---------------

Our September 30, 2005 Form 10-Q, was originally filed in November 2005 under the assumption that the EURO cash-settled forward gold price agreements qualified for hedge accounting. As such, the original Form 10-Q deferred recognition of mark-to-market losses under these agreements during the first three quarters of 2005 as gold prices increased. In early 2006 a review of our hedge accounting assumptions determined that the EURO cash-settled forward gold price agreements did not qualify for hedge accounting because i) it could not be established that the fair value of the agreements was nil at inception and ii) the documentation of the transaction and proposed accounting method was insufficient to meet GAAP requirements.

In this Form 10-Q/A, EURO's cash-settled forward gold price agreements have been treated as derivatives and marked-to-market at the end of the relevant period. The fair value at the end of September 2005 has been determined to be a loss of $7.4 million, and this amount was recognized as an expense, with a $7.4 million liability recognized for the potential future payment of this amount. The losses provide future French tax benefits, and thus a tax asset and tax provision have also been recognized which offset approximately 33% of the increased expense.

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

In this Form 1 0-Q/A we use the terms "Total operating cost per ounce", "total cash cost per ounce" and "cash operating cost per ounce".

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


Derivation of Total Mine              For the three months ended        For the three
 Operating Cost                            September 30, 2005                months
                                 -----------------------------------  ended September 30,
                                                                            2004
                                                                      -----------------
                                    Wassa    Bogoso/Prestea   Total         Total
---------------------------------------------------------------------------------------
Mining operations                    $11,461       $ 8,599    $20,060          $10,236
---------------------------------------------------------------------------------------
Mining related depreciation,
 depletion & amortization              2,429         2,210      4,639            1,895
---------------------------------------------------------------------------------------
Accretion of asset retirement
 obligations                              47           125        172              167
---------------------------------------------------------------------------------------
Total mine operating costs           $13,937       $10,934    $24,871          $12,298
---------------------------------------------------------------------------------------
Ounces sold                           24,312        29,346     53,658           30,755
---------------------------------------------------------------------------------------

Derivation of Costs per Ounce:
---------------------------------------------------------------------------------------
Total mine operating cost per
 ounce - GAAP ($/oz)                     573           372        464              400
---------------------------------------------------------------------------------------
Less depreciation, depletion &
 amortization ($/oz)                     100            75         86               62
---------------------------------------------------------------------------------------
Less accretion of asset
 retirement obligation ($/oz)              2             4          3                5
---------------------------------------------------------------------------------------
Total cash cost ($/oz)                   471           293        374              333
---------------------------------------------------------------------------------------
Less royalties and production
 taxes ($/oz)                             11            13         12               14
---------------------------------------------------------------------------------------
Cash operating cost ($/oz)               460           280        362              319
---------------------------------------------------------------------------------------



Derivation of Total Mine       For the nine months ended September     For the nine
 Operating Cost                              30, 2005                   months ended
                               ------------------------------------  September 30, 2004
                                                                   ---------------------
                               Wassa (1) Bogoso/Prestea   Total           Total
----------------------------------------------------------------------------------------
Mining operations                $21,566      $ 30,460    $ 52,026     $  29,551
----------------------------------------------------------------------------------------
Mining related depreciation,
 depletion & amortization          4,128         6,424      10,552         6,084
----------------------------------------------------------------------------------------
Accretion of asset retirement
 obligations                         142           398         540           489
----------------------------------------------------------------------------------------
Total mine operating costs       $25,836      $ 37,282    $ 63,118     $  36,124
----------------------------------------------------------------------------------------
Ounces sold                       45,063       101,709     146,772       116,763
----------------------------------------------------------------------------------------
Derivation of Costs per Ounce:
----------------------------------------------------------------------------------------
Total operating cost per ounce
 - GAAP ($/oz)                       573           367         430           309
----------------------------------------------------------------------------------------
Less depreciation, depletion &
 amortization ($/oz)                  92            63          72            52
----------------------------------------------------------------------------------------
Less accretion of asset
 retirement obligation ($/oz)          3             4           4             4
----------------------------------------------------------------------------------------
Total cash cost ($/oz)               478           299         354           253
----------------------------------------------------------------------------------------
Less royalties and production
 taxes ($/oz)                         13            12          13            16
----------------------------------------------------------------------------------------
Cash operating cost ($/oz)           465           287         341           237
----------------------------------------------------------------------------------------


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

The terms of the transaction resulted in a purchase price of Cdn$3. 10 per St. Jude share (based on the closing price of Golden Star on the TSX on September 26, 2005) representing a premium of 38% to the 20 day average closing price of St. Jude common shares on the TSX Venture Exchange. Upon completion of the transaction, St. Jude shareholders will own approximately 19% of Golden Star on a fully diluted basis.

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

At September 30, 2005 we held forward positions that allow us to buy 141.0 million South African Rand at an average exchange rate of 6.7232 Rand per the dollar. Approximately half of the positions expire in the fourth quarter of 2005 and the balance expires in the first half of 2006. We also held at September 30, 2005 forward positions that allow us to buy 4.0 million Euros at an average exchange rate of 0.8027 Euros per the dollar. Approximately 20% of the Euro forwards expire in the fourth quarter of 2005 and the balance expire in the first five months of 2006.

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

EURO Ressources Restructuring

On January 8, 2005 EURO, a 57% owed subsidiary (formerly called Guyanor Ressources S.A.), drew down, under a loan agreement, $6.0 million from a commercial bank and paid the full amount to Golden Star as the first installment for the purchase of the Rosebel Participation Right (royalty) which was purchased from Golden Star for $12.0 million (plus a royalty based on future Rosebel gold production) in December 2004. In September 2005 EURO borrowed an additional $3.0 million from the same commercial bank and forwarded the proceeds to Golden Star leaving an outstanding balance due of $3.0 million (plus the future royalty). EURO is seeking funding to allow payment of the final $3.0 million owed to Golden Star by the end of 2005. Interest on the outstanding balance is set at 6% which will rise to 12% if the payment is not made by the end of 2005. Covenants in the January 2005 loan agreement preclude EURO from acquiring any additional debt without the bank's approval.

Since the Rosebel royalty revenues received by EURO from Cambior fluctuate with gold prices the bank required that EURO enter into a cash-settled forward gold price agreement with the bank designed to eliminate a portion of the potential impact of gold price fluctuations on expected future Rosebel royalty revenues.

The forward agreements specify that beginning with the first quarter of 2005 and every three months thereafter until July 30, 2007, when the average gold price for the prior quarter is less than $421 per ounce, the bank will pay in cash to EURO an amount equal to the difference between the average gold price and $421 times 5,700 ounces. In quarters where the average gold price exceeds $421 per ounce EURO will pay cash to the bank in an amount equal to the difference between the average gold price and $421 times 5,700 ounces. The 5,700 ounces is a notional amount agreed to by EURO and the bank. Neither EURO nor the bank are required to deliver gold under the agreement. The net effect of the agreement is that EURO receives a net royalty revenue on the first 57,000 ounces of gold mined at the Rosebel mine each quarter based on $421 per ounce gold price regardless of the actual gold price. In August 2005, in conjunction with the $3.0 million loan drawn in September, EURO entered into agreements for another 5,700 ounces per quarter from October 30, 2007 to January 29, 2010 at a price of $458.50 per ounce. The August agreements are structured exactly as the first agreements described above except for the higher agreed sales price.

EURO has recorded a $6.5 million year-to-date loss on its outstanding cash-settled forward agreements as of September 30, 2005. The loss is a factor of the increase in the price of gold since December 31, 2004. In addition gold prices averaged $427, $427 and $439 per ounce during the first, second and third quarters of 2005 resulting in EURO making payments to the bank of $38,000, $36,000 and $0.1 million respectively in the three quarters of 2005. The cash payments were netted from royalty revenues. Since quarterly gold prices exceeded $421 (the forward sales price per the agreement) EURO's royalty revenues were higher by the same amount thereby offsetting the payments to the bank.

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

RESULTS OF OPERATIONS

Third Quarter of 2005 Compared to the Third Quarter of 2004

Summary - Third Quarter 2005

During the three months ended September 30, 2005, we incurred a net loss of $(6.7) million or $(0.047) per share on revenues of $24.7 million, versus a net loss of $(4.3) million or $(0.030) per share on revenues of $13.4 million during the three months ended September 30, 2004. Gold revenues were $10.9 million higher than in the same period of 2004 due mostly to production from our new Wassa mine and from higher realized gold prices. Mine operating costs were $12.6 million higher, due mostly to production costs at the Wassa mine which was placed in service on April 1, 2005.

The net loss in the third quarter of 2005 was $2.4 million more than in the same quarter of 2004. While the loss in the third quarter of 2004 was impacted by a $3.9 million non-operating corporate development charge related to the IAMGold acquisition effort, a $5.5 million derivative mark-to-market loss adversely impacted the third quarter of 2005. From an operating perspective the current quarter was adversely impacted by operating losses at Wassa, and a $0.9 million increase in interest expense primarily on the convertible notes and on the EURO loans. These higher costs and losses were partly offset by $1.9 million of operating earnings at Bogoso/Prestea. Unit costs were lower at Bogoso/Prestea than in the same quarter of 2004 and gold prices were higher. Realized gold prices averaged $433 per ounce for the third quarter of 2005, an 8% increase from the $401 per ounce realized in the same quarter of 2004.

 ---------------------------------------------------------------------------------------------------
                 CONSOLIDATED                   Three months ended               Nine months ended
               FINANCIAL RESULTS                  September 30,                   September 30,
 ---------------------------------------------------------------------------------------------------
                                                2005            2004          2005             2004
 ---------------------------------------------------------------------------------------------------
 Gold sold (oz)                                53,658         30,755         146,772        116,763
 Average price realized ($/oz)                    433            401             431            403
 ---------------------------------------------------------------------------------------------------
 Cash flow from operations (in $                1,947            829            (685)        12,978
 thousands)
 ---------------------------------------------------------------------------------------------------
 Total revenues (in $ thousands)               24,748         13,445          67,722         49,796
 ---------------------------------------------------------------------------------------------------
 Net income/(loss) (in $ thousands)            (6,657)        (4,258)         12,575          2,051
 Net income/(loss) per share - basic ($)       (0.047)        (0.030)         (0.088)         0.015
  ---------------------------------------------------------------------------------------------------


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

 ----------------------------------------------------------------------------------------------------
       BOGOSO/PRESTEA             Three months ended September 30,  Nine months ended September 30,
                                  -------------------------------------------------------------------
      OPERATING RESULTS                 2005            2004             2005            2004
 ----------------------------------------------------------------------------------------------------
 Ore mined (t)                            426,617          284,910        1,350,764          972,210
 Waste mined (t)                        3,569,876        1,648,640        8,263,097        5,442,000
 Ore processed (t)                        397,815          374,114        1,167,368        1,309,839
 Grade processed (g/t)                       4.20             4.53             4.45             3.84
 Recovery (%)                                56.6             56.0             59.1             68.7
 Gold sold (oz)                            29,346           30,755          101,709          116,763
 Cash operating cost ($/oz)                   280              319              287              237
 Royalties ($/oz)                              13               14               12               16
 Total cash cost ($/oz)                       293              333              299              253
 ----------------------------------------------------------------------------------------------------

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


 ---------------------------------------------------------------------------------------------------
           WASSA OPERATING RESULTS    Three months ended September 30,   Six months ended September 30,(1)
                                    ----------------------------------------------------------------
     (After April 1, 2005 start up)       2005             2004           2005           2004
 ---------------------------------------------------------------------------------------------------
 Ore mined (t)                                692,142       -              1,380,385       -
 Waste mined (t)                            2,430,764       -              4,416,597       -
 Heap leach material processed (t)            205,339       -                348,603       -
 Grade of leach material processed               0.60       -                   0.67       -
 (g/t)
 Pit ore processed (t)                        757,668       -              1,428,028       -
 Grade of pit ore processed (g/t)                0.94       -                   0.98       -
 Total processed (t)                          963,007       -              1,776,631       -
 Average grade processed (g/t)                   0.86       -                   0.91       -
 Recovery (%)                                    87.7       -                   88.7       -
 Gold sold (oz)                                24,312       -                 45,063       -
 Cash Operating Cost ($/oz)                       460       -                    465       -
 Royalities ($/oz)                                 11       -                     13       -
 Total Cash Cost ($/oz)                           471       -                    478       -
 ---------------------------------------------------------------------------------------------------

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

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Summary - Nine Months ended September 30, 2005

During the nine months ended September 30, 2005, we incurred a net loss of $(12.6) million or $(0.088) per share on revenues of $67.7 million, versus net income of $2.1 million or $0.015 per share on revenues of $49.8 million during the first nine months of 2004. While gold revenues were $16.2 million higher than in the same period of 2004, due mostly to production from our new Wassa mine and from higher realized gold prices, operating costs were $27.0 million higher, also due mostly to costs from Wassa. The major factors contributing to the $14.6 million swing from a net income position in the first nine months of 2004 to a net loss in the first nine months of 2005 include a $7.4 million mark-to-market loss on derivatives mostly related to EURO's cash-settled forward gold pricing contracts, a $4.7 million reduction in operating income at Bogoso/Prestea, a current year $6.3 million operating loss at Wassa, a $1.1 million impairment write-off of an exploration project, $0.6 million of EURO restructuring costs and a $1.7 million increase in interest expense. These higher costs were Formatted: Not Highlight partly offset by $1.3 million increase in royalty income. There was also a $3.9 million reduction in corporate development charge versus the first nine months of 2004. Realized gold prices averaged $431 per ounce for the first nine months of 2005, a 6.9% increase from the $403 per ounce realized in the same quarter of 2004.

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

EXPANSION PROJECTS

Bogoso Sulfide Expansion Project

Construction for the Bogoso sulfide expansion project commenced mid-year following the receipt of environmental permits and Board approvals in June 2005. The project is designed to expand the existing Bogoso processing plant facility by adding a sulfide processing plant with a nominal capacity of 3.5 million tones per year of refractory sulfide ore. The sulfide plant will utilize the BIOX bio-oxidation process.

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

The existing 1.5 million tones per year Bogoso oxide processing plant will be unaffected by the sulfide expansion project and will provide operating cash flow during the construction and commissioning of the expansion. With the continued availability of the Bogoso oxide plant, a decision was made in early 2005 not to proceed with development of a separate oxide ore processing facility at Bondaye, south Prestea. Instead we intend to transport oxide ore from Bondaye, and other locations north and west of Bogoso, to the Bogoso oxide plant. Operation of the oxide and sulfide processing plants in a single centralized complex is expected to streamline the management structure and result in reduced general and administrative costs and other fixed costs which should offset the cost of transporting oxide ores.

The design and construction of the expansion project is being managed by GRD Minproc on an engineering, procurement and construction management basis. Work has proceeded under a letter of agreement entered into in February 2005, while a contract is expected to be finalized in the fourth quarter.

At year-end 2004 we had estimated proven and probable sulfide reserves, based on a $360 per ounce gold price, at Bogoso/Prestea (including Mampon) of 21.2 million tones at an average grade of 2.89 grams per tonne for total contained gold of 1.97 million ounces. Following completion, gold production from the sulfide processing plant is expected to average approximately 270,000 ounces per annum and to range between 260,000 and 290,000 ounces per annum at an average cash operating cost between $250 and $270 per ounce. Commercial production is expected to be achieved in late 2006. Gold recoveries from the BIOX process are expected to average 86% and vary between 78% and 88%.

As at December 31, 2004 we had proven and probably oxide and non-refractory reserves, based on a $360 per ounce gold price, at Bogoso/Prestea (including Mampon) of approximately 10.7 million tones at an average grade of 2.93 grams per tonne for total contained gold of 1.0 million ounces. The oxide plant at Bogoso is expected to produce gold at its historical rate of between 100,000 and 150,000 ounces per annum at a cash operating cost between $200 and $250 per ounce.

The oxide plant at Bogoso is expected to produce gold at its historical rate of between 100,000 and 150,000 ounces per annum at a cash cost between $200 and $250 per ounce.

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

     o    Completion of the St. Jude acquisition; and

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

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

SUMMARY OF QUARTERLY RESULTS

Summary of Quarterly Results
  ($ millions, except per share data)                                                           2003
                                                                                                Quarter
                                     2005 Quarter Ended          2004 Quarter ended             Ended
                            Sept. 30 June 30   March 31  Dec. 31  Sept. 30  June 30  March 30   Dec. 31
--------------------------------------------------------------------------------------------------------
Revenues                    24.7      24.9      18.0      15.2     13.4      16.5     19.9     17.7
Net earnings/(losses)       (6.7)     (3.7)     (2.2)      0.6     (4.3)      1.1      5.2      7.9
--------------------------------------------------------------------------------------------------------
Net earnings/(losses) attributable to common shareholders per share

  Basic                     (0.047)  (0.026)    (0.016)    0.004   (0.030)   0.008    0.039     0.063
  Diluted                   (0.047)  (0.026)    (0.016)    0.004   (0.030)   0.008    0.035     0.059
--------------------------------------------------------------------------------------------------------




OUTSTANDING SHARE DATA

As of November 1, 2005 we had outstanding 142,887,394 common shares, options to acquire 5,057,451 common shares, warrant to acquire 8,448,334 common shares and convertible notes which are convertible into 11,111,111 common shares.

TABLE OF CONTRACTUAL OBLIGATIONS

          Contractual Obligations                                 Payment due by period (thousands)
        (as of September 30, 2005)         ----------------------------------------------------------------------
                                                         Less than 1                                  More than
                                               Total        year        1 to 3 years   3 to 5 years     5 years
-----------------------------------------------------------------------------------------------------------------
Long term debt (a)                          $    62,201  $     4,411  $        5,896  $    51,894  $           -
-------------------------------------------  -----------  -----------  --------------  -----------  -------------
Interest on long term debt                       14,478        4,032           7,806        2,640              -
-------------------------------------------  -----------  -----------  --------------  -----------  -------------
Operating lease obligations                         531          163             328           40              -
-------------------------------------------  -----------  -----------  --------------  -----------  -------------
Other long term liabilities reflected on
the balance sheet under GAAP (b)                 15,915        3,492           2,439        3,513          6,472
-------------------------------------------  -----------  -----------  --------------  -----------  -------------
Total                                       $    93,125  $    12,098  $       16,469  $    58,087  $       6,472
-------------------------------------------  -----------  -----------  --------------  -----------  -------------


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

Since the Rosebel royalty revenues received by EURO from Cambior fluctuate with gold prices a recent debt agreement required that EURO enter into a cash-settled forward gold price agreement with the lender designed to eliminate a portion of the potential impact of gold price fluctuations on expected future Rosebel royalty revenues.

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

In August 2005, in conjunction with the $3.0 million loan drawn in September, EURO entered into agreements for another 5,700 ounces per quarter from October 30, 2007 to January 29, 2010 at a price of $458.50 per ounce. The second August agreements are structured as the first agreements described above for the higher agreed sales price.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As discussed in Note 22 to the consolidated financial statements, it was determined that as of December 31, 2005 management did not maintain effective controls over the presentation and documentation of certain derivatives.Specifically, Golden Star did not prepare and maintain sufficient documentation to support the designation and effectiveness of hedge accounting for certain gold price future contracts entered into by its subsidiary, EURO Ressources S.A., during 2005. This control deficiency resulted in the requirement for the restatement of our consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2005 and an audit adjustment to the 2005 annual consolidated financial statements. Because of the existence of the deficiency in question at year-end, management concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2005.

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Golden Star's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934). Based on the evaluation and as a result of the material weakness discussed above, management has concluded that as of September 30, 2005 our disclosure controls and procedures were not effective.

Changes in Internal Control over Financing Reporting

Changes to our internal control over financial reporting to address the material weakness described above were implemented subsequent to the quarter ended September 30, 2005. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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