Form 10-Q
period 2006-03-31
GOLDEN STAR RESOURCES LTD
filed 2006-05-11
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission file number 1-12284

                           GOLDEN STAR RESOURCES LTD.
             (Exact Name of Registrant as Specified in Its Charter)

                   Canada                                 98-0101955
       (State or other Jurisdiction                    (I.R.S. Employer
     of Incorporation or Organization)              Identification No.)


   10901 West Toller Drive, Suite 300
          Littleton, Colorado                            80127-6312
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
                          Warrants Issued February 2003

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----    ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act).

(Check one):  Large accelerated filer:
                                      ----
              Accelerated filer:  X
                                ----
              Non-accelerated filer:
                                    ----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X
                            ----     ----

Number of Common Shares outstanding as at May 9, 2006: 207,513,758

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this report are expressed in United States ("US") dollars, unless otherwise indicated. Canadian currency is denoted as "Cdn$." Euros are denoted as "(euro)".

Financial information is presented in accordance with accounting principles generally accepted in Canada ("Cdn GAAP" or "Canadian GAAP"). Differences between accounting principles generally accepted in the US ("US GAAP") and those applied in Canada, as applicable to Golden Star Resources Ltd., are explained in
Note 24 to the Consolidated Financial Statements.

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

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as "anticipates," "expects," "intends," "forecasts," "plans," "believes," "seeks," "estimates," "may," "will," and similar expressions identify forward-looking statements.

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q.

These statements include comments regarding: the establishment and estimates of mineral reserves and resources, recovery rates, production, production commencement dates, production costs, cash operating costs, total cash costs, grade, processing capacity, potential mine life, feasibility studies, permitting and licensing, development costs, expenditures, exploration activities and expenditures, recovery of deferred stripping charges at the Bogoso and Prestea mining leases ("Bogoso/Prestea"), equipment replacement, anticipated benefits of the acquisition of St. Jude Resources Ltd. ("St. Jude"), our plan to carry out feasibility studies on the Hwini-Butre and Benso concessions ("St. Jude Properties") in 2006, our expansion plans for Bogoso/Prestea, related permitting and capital costs and anticipated production and other estimates at Bogoso/Prestea in 2006 and 2007, cash requirements and sources, production capacity, operating costs and gold recoveries and estimated capital spending in 2006.

The following, are among the factors that could cause actual results to differ materially from the forward-looking statements:

o    unexpected changes in business and economic conditions;

o    significant increases or decreases in gold prices;

o    changes in interest and currency exchange rates;

o    timing and amount of gold production;

o failure to realize the anticipated benefits of the acquisition of the St. Jude Properties;

o    failure to develop reserves on the St. Jude Properties;

o    unanticipated grade changes;

o    unanticipated recovery or production problems;

o    effects of illegal miners on our properties;

o changes in mining and processing costs including changes to costs of raw materials, supplies, services and personnel;

o    changes in material type that impacts mining and processing;

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

o    timing of receipt of, and maintenance of, government approvals and permits;

o    accidents and labor disputes;

o    environmental costs and risks;

o    marine transit and other shipping risks, including delays and losses;

o    competitive factors, including competition for property acquisitions; and

o    availability of capital at reasonable rates or at all.

These factors are not intended to represent a complete list of the general or specific factors that could affect us. Your attention is drawn to other risk factors disclosed and discussed in Item 1A of our 2005 Form 10-K. We undertake no obligation to update forward-looking statements.

ITEM 1 FINANCIAL STATEMENTS

                           GOLDEN STAR RESOURCES LTD.
                           CONSOLIDATED BALANCE SHEETS
    (Stated in thousands of US dollars except shares issued and outstanding)
                                  (Unaudited)
-------------------------------------------------------------------------------
                                                          As of         As of
                                                         March 31,    December
                                                           2006       31, 2005
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                        $     86,873    $    89,709
   Accounts receivable                                     7,891          6,560
   Inventories (Note 2)                                   26,338         23,181
   Future tax assets (Note 18)                             2,343          6,248
   Fair value of derivatives (Note 12)                       884          1,220
   Deposits (Note 3)                                      15,490          5,185
   Deferred Stripping (Note 9)                             1,032          1,548
   Prepaids and other                                        809            686
--------------------------------------------------------------------------------
      Total Current Assets                               141,660        134,337

RESTRICTED CASH                                            5,258          5,442
LONG TERM INVESTMENTS (Note 4)                             1,162          8,160
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 5)      166,231        167,532
PROPERTY, PLANT AND EQUIPMENT (Note 6)                    88,795         84,527
MINING PROPERTIES (Note 7)                               121,864        118,088
CONSTRUCTION IN PROGRESS (Note 8)                         61,770         36,707
LOAN ACQUISITION COSTS (Note 11)                             955          1,020
FUTURE TAX ASSETS (Note 18)                               13,451          8,223
OTHER ASSETS                                                 504            567
--------------------------------------------------------------------------------
      Total Assets                                  $    601,650    $   564,603
================================================================================

LIABILITIES
CURRENT LIABILITIES
   Accounts payable                                 $      9,209    $     9,093
   Other accrued liabilities                              19,952         17,051
   Fair value of derivatives (Note 12)                     7,559          4,709
   Asset retirement obligations (Note 13)                  2,855          3,107
   Current debt (Note 10)                                  7,585          6,855
--------------------------------------------------------------------------------
      Total Current Liabilities                           47,160         40,815

LONG TERM DEBT (Note 10)                                  67,475         64,298
ASSET RETIREMENT OBLIGATIONS  (Note 13)                    9,271          8,286
FAIR VALUE OF DERIVATIVES (Note 12)                       11,780          7,263
FUTURE TAX LIABILITY  (Note 18)                           45,379         45,072
--------------------------------------------------------------------------------
      Total liabilities                                  181,065        165,734

MINORITY INTERESTS                                         6,420          6,629
COMMITMENTS AND CONTINGENCIES (Note 14)                        -              -

SHAREHOLDERS' EQUITY
SHARE CAPITAL (Note 15)
   First preferred shares, without par value,
    unlimited shares authorized. No shares issued.             -              -
   Common shares, without par value, unlimited
    shares authorized. Shares issued and
    outstanding: 207,265,758  at March 31, 2006;
    205,954,582 at December 31, 2005                     523,060        522,510
CONTRIBUTED SURPLUS                                        9,330          6,978
EQUITY COMPONENT OF CONVERTIBLE NOTES                      2,857          2,857
DEFICIT                                                 (121,082)      (140,105)
--------------------------------------------------------------------------------
      Total Shareholders' Equity                         414,165        392,240
--------------------------------------------------------------------------------
           Total Liabilities and Shareholders'
            Equity                                  $    601,650    $   564,603
================================================================================

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Stated in thousands of US dollars except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                         Three months ended
                                                    ----------------------------
                                                     March 31,       March 31,
                                                        2006           2005
--------------------------------------------------------------------------------
REVENUE
Gold sales                                           $    24,936     $   16,691
Royalty income                                             1,837          1,050
Interest and other                                           619            310
--------------------------------------------------------------------------------
   Total revenues                                         27,392         18,051
--------------------------------------------------------------------------------

PRODUCTION EXPENSES
Mining operations                                         23,463         12,076
Depreciation, depletion and amortization                   5,577          2,172
Accretion of asset retirement obligation (Note 13)           168            187
--------------------------------------------------------------------------------
   Total mine operating  costs                            29,208         14,435

OTHER OPERATING EXPENSES
Exploration expense                                          212            167
General and administrative expense                         2,755          2,861
Corporate development expense                                  -             96
Loss on equity investments                                     -             40
--------------------------------------------------------------------------------
   Total production and operating expenses                32,175         17,599

   Operating income/(loss)                                (4,783)           452

OTHER EXPENSES, GAINS AND (LOSSES)
Abandonment and impairment of mineral properties               -         (1,083)
Gain on sale of investment (Note 4)                       30,294              -
Derivative mark-to-market loss (Note 12)                  (8,670)        (1,280)
Foreign exchange gain/(loss)                               1,121           (107)
Interest expense                                            (471)           (79)
--------------------------------------------------------------------------------
   Income/(loss) before minority interest                 17,491         (2,097)
Minority interest                                            209           (180)
--------------------------------------------------------------------------------
   Net income/(loss) before income tax                    17,700         (2,277)
Income tax benefit (Note 18)                               1,323             54
--------------------------------------------------------------------------------
   Net income/(loss)                                 $    19,023     $   (2,223)
================================================================================

Deficit, beginning of period                            (140,105)      (126,574)
--------------------------------------------------------------------------------
Deficit, end of period                               $  (121,082)    $ (128,797)
--------------------------------------------------------------------------------

Net income/(loss) per common share - basic (Note 19) $ 0.092 $ (0.016) Net income/(loss) per common share - diluted (Note
 19)                                                 $     0.091     $   (0.016)
--------------------------------------------------------------------------------
Weighted average shares outstanding (millions of
 shares)                                                   206.8          142.3
--------------------------------------------------------------------------------

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                           GOLDEN STAR RESOURCES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Stated in thousands of US dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------
                                                         Three months ended
                                                    ----------------------------
                                                        March 31,     March 31,
                                                           2006          2005
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income/(loss)                                   $     19,023    $    (2,223)
--------------------------------------------------------------------------------

Reconciliation of net income/(loss) to net cash
provided by operating activities:
  Depreciation, depletion and amortization                 5,593          2,172
  Amortization of loan acquition costs                        65              -
  Deferred stripping                                         516             84
  Loss on equity investment                                    -             40
  Gain on sale of investment                             (30,294)             -
  Non-cash employee compensation                             897            568
  Abandonment and impairment of mineral properties             -          1,083
  Provision for future income taxes                       (1,014)           (54)
  Reclamation expenditures                                  (185)          (229)
  Fair value of derivatives                                7,703          1,280
  Accretion of asset retirement obligations                  168            187
  Accretion of convertible debt                              177              -
  Minority interests                                        (209)           180
--------------------------------------------------------------------------------
                                                           2,440          3,088
Changes in assets and liabilities:
  Accounts receivable                                     (1,331)          (757)
  Inventories                                             (3,157)         1,751
  Deposits                                                (1,099)          (532)
  Accounts payable and accrued liabilities                (2,420)            (1)
  Other                                                     (125)            85
--------------------------------------------------------------------------------
   Net cash provided by/(used in) operating activities    (5,692)         3,634
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Expenditures on deferred exploration and
   development                                            (2,137)          (688)
  Expenditures on mining properties                       (3,004)        (6,362)
  Expenditures on property, plant and equipment           (6,884)        (4,032)
  Expenditures on mine construction in progress          (24,619)       (10,607)
  Asset retirement obligation assets                           -            300
  Redemption of short term investments                         -         16,400
  Restricted cash                                            184              -
  Expenditure on purchase of investment                   (1,656)             -
  Proceeds from sale of investment                        38,952              -
  Change in payable on capital expenditures                5,437              -
  Sale of property                                             -          1,000
  Deposits                                                (9,206)        (2,329)
  Other                                                       52             77
--------------------------------------------------------------------------------
   Net cash used in investing activities                  (2,881)        (6,241)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Issuance of share capital, net of issue costs (Note
   15)                                                     2,154            175
  Debt repayments (Note 10)                               (1,721)          (477)
  Issuance of debt (Note 10)                               5,453          7,159
  Other                                                     (149)          (108)
--------------------------------------------------------------------------------
   Net cash provided by financing activities               5,737          6,749
--------------------------------------------------------------------------------

Increase/(decrease) in cash and cash equivalents          (2,836)         4,142
Cash and cash equivalents, beginning of period            89,709         12,877
--------------------------------------------------------------------------------
   Cash and cash equivalents end of period             $  86,873      $  17,019
--------------------------------------------------------------------------------

                  The accompanying notes are an integral part
                    of the consolidated financial statements
              (See Note 20 for supplemental cash flow information)

                           GOLDEN STAR RESOURCES LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  (All amounts in tables are in thousands of US dollars unless noted otherwise)
                                   (Unaudited)
--------------------------------------------------------------------------------

These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our annual report on Form 10-K as amended for the year ended December 31, 2005, on file with Securities and Exchange Commission and with the Canadian securities commissions. Financial information is presented in accordance with accounting principles generally accepted in Canada.

In early 2006, it was determined that hedge accounting had been improperly applied by our subsidiary, EURO Ressources S.A. ("EURO") for their cash-settled forward gold price agreements during the first three quarters of 2005. As a result, our Forms 10-Q for the first three quarters of 2005 have been amended to apply derivative accounting rather than hedge accounting to EURO's derivatives. In this Form 10-Q, comparative amounts from the first quarter of 2005 reflect this restatement.

In management's opinion, the unaudited consolidated financial statements for the three months ended March 31, 2006 and March 31, 2005 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.

In certain cases prior period amounts have been revised to reflect current period presentation.

1.       Description of Business

Through our subsidiaries we own a controlling interest in four significant gold properties in southern Ghana in West Africa: the Bogoso/Prestea property, which is comprised of the adjoining Bogoso and Prestea surface mining leases ("Bogoso/Prestea"), the Prestea Underground property ("Prestea Underground"), the Wassa property ("Wassa"), and the Hwini-Butre and Benso concessions ("St. Jude Properties"). In addition to these gold properties we hold various other exploration rights and interests and are actively exploring in a variety of locations in West Africa and South America.

Bogoso/Prestea is owned by our 90% owned subsidiary Bogoso Gold Limited ("BGL"). BGL was acquired in 1999. Bogoso/Prestea produced and sold 131,898 ounces of gold during 2005.

Through another 90% owned subsidiary, Wexford Goldfields Limited ("WGL"), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Construction and commissioning of Wassa's new processing plant and open pit mine was completed at the end of March 2005 and the project was placed in service on April 1, 2005. Wassa produced and sold 24,205 ounces of gold in the quarter ending March 31, 2006 and 93,275 ounces since its April 2005 in-service date.

The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. BGL owns a 90% operating interest in the Prestea Underground. We are currently conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.

Through our 100% owned subsidiary, St. Jude Resources Ltd. ("St. Jude"), we own the St. Jude Properties in southwest Ghana. The St. Jude Properties cover an area of 201 square kilometers. Both concessions contain undeveloped zones of gold mineralization. These two concessions are located between 40 and 80 kilometers south of Wassa. The mineralized zones have been delineated through the efforts of the prior owner who conducted extensive exploration work from the mid-1990s to 2005.

We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Ghana, Burkina Faso, Niger and Cote d'Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. We hold indirect interests in gold exploration properties in Peru and Chile through a 17% shareholding investment in Goldmin Consolidated Holdings. We also own a 53% interest in EURO a French registered, publicly-traded royalty holding company (formerly known as Guyanor Ressources S.A.) which owns a royalty interest based on gold production at Cambior Inc.'s Rosebel gold mine in Suriname.

Our corporate headquarters is located in Littleton, Colorado. Our accounting records are kept in compliance with Canadian GAAP and all of our operations, except for certain exploration projects, transact business and keep financial records in US dollars.

2.       Inventories

                                                        As of          As of
                                                     March 31,      December 31,
                                                       2006             2005
--------------------------------------------------------------------------------
Stockpiled ore                                    $      6,992    $       5,753
In-process                                               3,285            3,106
Materials and supplies                                  16,061           14,322
--------------------------------------------------------------------------------
Total inventories                                 $     26,338    $      23,181
--------------------------------------------------------------------------------

3.       Deposits

Represents cash advances for equipment and materials purchases at WGL and BGL.

4.       Long Term Investments

We hold a 17% interest in Goldmin Consolidated Holdings, a privately held gold exploration company which operates in South America. In the year ended December 31, 2005 we accounted for our investment as an equity investment but during the quarter ended March 31, 2006 our investment was diluted to less than 20% and we now account for the investment on the cost basis at $1.2 million.

As of December 31, 2005 we held approximately 11% of the outstanding common shares of Moto Goldmines Limited ("Moto"), a gold exploration and development company publicly traded in Canada, with a focus on gold exploration and development in the Democratic Republic of Congo. In March 2006 we exercised our remaining one million warrants increasing our total ownership to six million common shares, and immediately afterward sold all six million common shares in a bought-deal transaction in Canada for Cdn$7.50 per share. The sale of the six million shares resulted in net proceeds to Golden Star of $39.0 million (Cdn$45.0 million) yielding a pre-tax capital gain of $30.3 million. A $4.9 million non-cash tax expense was recognized on the gain.

5.       Deferred Exploration and Development Costs

Consolidated property expenditures on our exploration projects for the three months ended March 31, 2006 were as follows:

                                           Deferred
                                        Exploration &                                         Deferred
                                         Development                             Transfer  Exploration &
                                            Costs      Capitalized                  to      Development
                                            as of      Exploration  Acquistion    mining       Costs
                                           12/31/05    Expenditures    Costs    properties as of 3/31/06
---------------------------------------------------------------------------------------------------------
AFRICAN PROJECTS
       Akropong trend and other Ghana    $      5,237   $       178  $       -  $   (3,438) $      1,977
       Prestea property - Ghana                 2,074            25          -           -         2,099
       Hwini-Butre and Benso - Ghana          135,832           604        952           -       137,388
       Mano River - Sierra Leone                1,285             -          -           -         1,285
       Afema - Ivory Coast                      1,028            93          -           -         1,121
       Goulagou - Burkina Faso                 18,247             -        124           -        18,371
       Other Africa                             1,460             -         10           -         1,470
SOUTH AMERICAN PROJECTS
       Saramacca - Suriname                       731            26          -           -           757
       Bon Espoir - French Guiana               1,382           125          -           -         1,507
       Paul Isnard - French Guiana                256             -          -           -           256
---------------------------------------------------------------------------------------------------------
TOTAL                                    $    167,532   $     1,051  $   1,086  $   (3,438) $    166,231
---------------------------------------------------------------------------------------------------------

6.       Property, Plant and Equipment

                             As of March 31, 2006                  As of December 31, 2005
                    -------------------------------------- ---------------------------------------
                                              Property,                               Property,
                     Property,                Plant and      Property,                Plant and
                     Plant and                Equipment,    Plant and                 Equipment,
                    Equipment   Accumulated    Net Book    Equipment    Accumulated   Net Book
                      at Cost   Depreciation     Value        at Cost   Depreciation     Value
---------------------------------------------------------- ---------------------------------------
Bogoso/Prestea      $    44,911  $     9,359  $    35,552   $    40,802  $     8,240  $    32,562
Prestea Underground       2,847            -        2,847         2,748            -        2,748
Wassa                    53,498        3,593       49,905        50,701        1,985       48,716
EURO Ressources              10            -           10         1,456        1,449            7
Corporate & Other           613          132          481           611          117          494
---------------------------------------------------------- ---------------------------------------
TOTAL               $   101,879  $    13,084  $    88,795   $    96,318  $    11,791  $    84,527
---------------------------------------------------------- ---------------------------------------


7.           Mining Properties

                             As of March 31, 2006                  As of December 31, 2005
                    --------------------------------------- -------------------------------------
                                                 Mining                                Mining
                      Mining                  Properties,     Mining                 Properties,
                    Properties   Accumulated    Net Book    Properties  Accumulated   Net Book
                      at Cost    Amortization     Value       at Cost   Amortization    Value
----------------------------------------------------------- -------------------------------------
Bogoso/Prestea      $    47,951  $     30,126  $    17,825  $    46,970  $    28,792  $   18,178
Prestea Underground      23,348             -       23,348       21,612            -      21,612
Bogoso Sulfide           13,065             -       13,065       13,065            -      13,065
Mampon                   15,467             -       15,467       15,062            -      15,062
Wassa                    51,188         6,621       44,567       50,810        5,104      45,706
Other                     7,592             -        7,592        4,465            -       4,465
-------------------------------------------------------------------------------------------------
TOTAL               $   158,611  $     36,747  $   121,864  $   151,984  $    33,896  $  118,088
-------------------------------------------------------------------------------------------------


   8.        Mine Construction-in-Progress

At March 31, 2006 and at December 31, 2005, mine construction-in-progress represents costs incurred for the Bogoso sulfide expansion project since the beginning of 2005. Included in the total are costs of development drilling, plant equipment purchases, materials and construction costs, including payments to the construction contractors.

   9.        Deferred Stripping

In recent years, mining at the Plant-North pit at Prestea has trended toward a deeper pit with longer life and higher and more variable stripping ratios than in the past. Stripping ratios at the Plant-North pit increased from 2.3 to 1 in 2002, to 3.4 to 1 in 2003 and to 5.1 to 1 in 2004. In response to the changing stripping rate we initiated a deferred waste stripping policy at the Plant-North pit during 2004.

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

In January 2006, we completed a new mine plan which extended the life of Plant-North Pit to late in 2006. The new plan also added significant amounts of unanticipated waste tonnage, and projections of the life-of-mine strip ratio indicated that $3.4 million of deferred stripping costs accrued as of December 31, 2005 would not be recovered and was consequently written off in December 2005. During the quarter ended March 31, 2006, $0.5 million of deferred stripping costs were recovered and we expect the remaining deferred stripping cost will be recovered by the third quarter of 2006.

10.      Debt

                                                      As of          As of
                                                    March 31,     December 31,
                                                      2006            2005
Current debt:
      Bank loan - at EURO Ressources (Note a)     $       2,667  $        2,667
      CAT equipment financing loans (Note b)              4,918           4,188
--------------------------------------------------------------------------------
               Total current debt                 $       7,585  $        6,855
--------------------------------------------------------------------------------

Long term debt:
      Bank loan - at EURO Ressources (Note a)     $       4,333  $        5,000
      CAT equipment financing loans (Note b)             15,300          11,632
      Convertible notes (Note c)                         47,842          47,666
--------------------------------------------------------------------------------
               Total long term debt               $      67,475  $       64,298
--------------------------------------------------------------------------------


(a) Bank debt - In January 2005, EURO Ressources S.A. ("EURO") drew down $6.0 million under a credit facility from a bank and paid the funds to Golden Star as the first installment on its purchase of the Rosebel royalty. The loan is repayable in nine equal payments of $666,667 beginning July 29, 2005. Accrued interest is added to each quarterly payment. The interest rate for each period is set at LIBOR plus 2.5% and EURO may choose a 1, 2 or 3 month interest period. The loan is collateralized by the assets of EURO, including the Rosebel royalty. The lender has no recourse to Golden Star. The fair value of the outstanding balance of this debt at March 31, 2006 is essentially equal to its carrying value.

     In September 2005 EURO borrowed an additional $3.0 million from the same commercial bank and forwarded the proceeds to Golden Star. The interest rate on this debt is set at LIBOR plus 2.5% and EURO may choose a 1, 2 or 3 month interest period. The $3.0 million is to be repaid by five quarterly payments of $0.6 million each, commencing October 31, 2007. The fair value of the outstanding balance of this debt at March 31, 2006 is essentially equal to its carrying value.

(b) Equipment financing credit facility - We have established a $25 million equipment financing facility between Caterpillar Financial Services Corporation, BGL and WGL, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for a mixture of new and used mining equipment. This facility is reviewed annually. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate plus 2.38% or a floating interest rate of LIBOR plus 2.38%. As of March 31, 2006, $20.2 million was outstanding under this facility. The average interest rate on the outstanding loans is approximately 6.2%. We estimate the fair value of the Caterpillar debt to be approximately $18.5 million at March 31, 2006.

(c) Convertible notes - We sold $50 million of senior unsecured convertible notes to a private investment fund on April 15, 2005. These notes, maturing on April 15, 2009, were issued at par and bear interest at 6.85% with a conversion price of $4.50 per common share. At the maturity date, we have the option, at our discretion and assuming the market price of our common shares exceeds $4.50 per share, to pay the outstanding notes with cash or by issuing common shares to the note holders. If the notes are paid in common shares the number of shares will be determined by dividing the loan balance by an amount equal to 95% of the average price of the 20 trading day period ended five days before the notes are due. Due to the beneficial conversion feature, approximately $47.1 million of the note balance was initially classified as a liability and $2.9 million was classified as equity. Periodic accretion will increase the liability to the full $50 million amount due (after adjustments for converted notes) by the end of the note term. The periodic accretion is classified as interest expense. A total of $2.9 million of interest on the convertible notes was capitalized as Bogoso sulfide expansion project costs. We estimate the fair value of the convertible debentures to be essentially equal to its carrying value at March 31, 2006.

11.               Loan Acquisition Costs

In the second quarter of 2005 approximately $0.9 million of loan acquisition fees were incurred in obtaining the $50 million convertible notes. This amount was capitalized and is being amortized to interest expense over the term of the notes based on the effective interest rate method. In addition, we recorded loan acquisition costs at EURO related to its January 2005 and September 2005 borrowings. As with the convertible notes, the balance is being amortized to interest expense over the term of the loan. We did not incur any additional loan acquisition costs during the quarter ending March 31, 2006.

12.      Derivatives

EURO - In January 2005, EURO, a majority owned subsidiary, entered into a series of contracts that qualify as derivatives as part of a $6.0 million loan agreement (see note 10a). EURO's derivatives are tied to a future stream of gold royalty payments EURO expects to receive from a Canadian mining company that purchased a mining property interest from Golden Star in 2002. Golden Star originally owned the royalty but sold the royalty to EURO in 2004. The derivative provides that (a) when the average gold price for a quarter exceeds $421 per ounce, EURO will pay to the counter party cash equal to the difference between the quarter's average gold price per ounce and $421 per ounce, times 5,700 ounces, and (b) when the average quarterly gold price is below $421 per ounce, EURO will receive a cash payment from the counterparty equal to the difference between $421 per ounce and the average gold price per ounce times 5,700 ounces. The $421 per ounce figure was the spot gold price on the date EURO entered into the derivative. The derivative agreement established 10 tranches of 5,700 ounces each which settle quarterly over ten quarters beginning in the first quarter of 2005.

In September 2005, EURO entered into a second set of derivative contracts related to a $3.0 million debt facility. These contracts are spread over ten quarters beginning in the last quarter of 2007 and have a fixed price of $458.50 per ounce which was approximately $18 per ounce over the spot price on the date of the agreement. The quarterly cash payments are determined exactly as with the first derivative describe above except $458.50 per ounce is the reference price for calculating the quarterly payments.

During 2005, we recorded a realized derivative loss of $0.5 million for the cash settlement of the first four quarterly tranches and we recorded $9.6 million of unrealized, non-cash mark-to-market losses as of December 31, 2005. At March 31, 2006 we recorded an additional $5.3 million mark-to-market loss for the first quarter of 2006.

Gold Derivatives - To provide gold price protection during the 2005/2006 construction phase of the Bogoso sulfide expansion project, we purchased a series of gold puts. The first purchase occurred in the second quarter of 2005 when we purchased put options on 140,000 ounces of gold at an average floor price of $409.75, paying approximately $1.0 million in cash for the options.

We purchased an additional 90,000 put options in the third quarter of 2005 locking in a $400 per ounce floor for each of the 90,000 ounces. Continuing increases in the gold prices during the first quarter of 2006 resulted in a nil value for the puts at March 31, 2006. This was $0.1 million less than the value at December 31, 2005 and approximately $1.0 million less than the initial purchase cost. We have 150,000 ounces of put options with an average strike price of $406 per ounce remaining at March 31, 2006.

To acquire the put options in the third quarter of 2005, we sold 90,000 ounces of call options with a strike price of $525 per ounce. The revenues from the sale of the call options exactly offset the cost of the put options bought in the same quarter. Increasing gold prices in the first quarter of 2006 added $2.2 million to the settlement costs of the calls and accordingly we recorded a $2.2 million mark-to-market loss on the calls. In addition a 5,000 ounce tranche was exercised in March 2006 requiring a $0.2 million payment to the counterparty. The payment is included in derivative loss in the Statement of Operations. We have 60,000 ounces of call options with an average strike price of $525 per ounce remaining at March 31, 2006.

Foreign Currency Forward Positions - To help control the potential adverse impact of fluctuations in foreign currency exchange rates on the cost of equipment and materials we expect to purchase during the 2006 construction phase of the Bogoso sulfide expansion project, we entered into Rand and Euro forward contracts. These contracts, established without cost, had a positive fair value of $1.0 million at December 31, 2005 and $0.9 million at March 31, 2006. The $0.1 million loss was recognized in our statement of operations at March 31, 2006.

The following table summarizes our derivative contracts at March 31, 2006:

                                  Amount Outstanding/                   Total /
                                     Average Price                      Average
                                ------------------------------------------------
At March 31, 2006                      2006        2007    Thereafter
--------------------------------------------------------------------------------
Cash-settled Forward Price Contracts (EURO Ressources)
--------------------------------------------------------------------------------
Ounces (thousands)                     22.8        17.1        51.3        91.2
Average price per ounce ($)             421         430         459         443
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Gold Put Options (Golden Star)
--------------------------------------------------------------------------------
Ounces (thousands)                    112.5        37.5           -         150
Average price per ounce ($)             407         405           -         406
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Gold Call Options (Golden Star)
--------------------------------------------------------------------------------
Ounces (thousands)                       45          15           -          60
Average price per ounce ($)             525         525           -         525
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Foreign Exchange Forward Contracts (Golden Star)
--------------------------------------------------------------------------------
South African Rand (millions)          67.3           -           -        67.3
Average Rate (ZAR/$)                    6.8           -           -         6.8
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Euros ( EUR   millions)                 1.0           -           -         1.0
Average Rate (EUR  /$)                 0.80           -           -        0.80
--------------------------------------------------------------------------------

The puts, calls and foreign exchange forward contracts are comprised of numerous individual contracts each with a different settlement date.


Fair Value of Derivatives                   March 31,  December 31, (Expense)/
                                               2006         2005        Gain
--------------------------------------------------------------------------------
Cash-settled forward gold price agreements  $  (14,859) $    (9,560) $   (5,299)
Puts                                                 6           74         (69)
Calls                                           (4,441)      (2,250)     (2,190)
Rand forward purchases                             878        1,146        (268)
Euros forward purchases                            (39)        (162)        123
--------------------------------------------------------------------------------
     Unrealized loss                        $  (18,455) $   (10,752) $   (7,703)
--------------------------------------------------------------------------------
Realized losses:
--------------------------------------------------------------------------------
       Cash-settled forward gold price
        agreements                                                         (757)
       Calls                                                               (210)
--------------------------------------------------------------------------------
     Total gains/(losses)                                            $   (8,670)
--------------------------------------------------------------------------------

13.      Asset Retirement Obligations

Our Asset Retirement Obligations ("ARO") are equal to the present value of all estimated future closure costs associated with reclamation, demolition and stabilization of our Bogoso/Prestea and Wassa mining and ore processing properties. Included in this liability are the costs of mine closure and reclamation, processing plant and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines' lives, it is expected on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the current ARO provision.

The changes in the carrying amount of the ARO during the first quarter of 2006 were as follows:

Balance at December 31, 2005                                        $    11,393
Accretion expense                                                           168
Cost of reclamation work performed                                         (185)
New AROs incurred during the period                                         750
--------------------------------------------------------------------------------
Balance at March 31, 2006                                           $    12,126
--------------------------------------------------------------------------------

Current portion                                                     $     2,855
Long term portion                                                   $     9,271
--------------------------------------------------------------------------------

14.      Commitments and Contingencies

Our commitments and contingencies include the following items:

(a) Environmental Regulations - The Company's mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive as such we cannot predict the full amount of our future expenditure to comply with these laws and regulations. We conduct our operations so as to protect the environment and believe our operations are in compliance with applicable laws and regulations in all material respects.

(b) Environmental Bonding in Ghana - In 2005, pursuant to a reclamation bonding agreement between the Ghana Environmental Protection Agency ("EPA") and WGL, we bonded $3.0 million to cover future reclamation obligations at
     Wassa. To meet the bonding requirements we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. In addition, pursuant to a bonding agreement between the EPA and BGL we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit.

(c) Cash Restricted for Environmental Rehabilitation Liabilities - In 1999, we were required, according to the acquisition agreement with the sellers of BGL, to restrict $6.0 million of cash to be used for the ongoing and final reclamation and closure costs at Bogoso. Between 1999 and 2001 we withdrew $2.6 million of the restricted cash to cover our out-of-pocket cash reclamation costs. There have been no disbursements of the restricted cash since 2001. Now that BGL has met the EPA's environmental bonding requirements, we will seek to amend the agreement with the original sellers of BGL and obtain their consent to allow us to withdraw the remaining $3.4 million of restricted cash.

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

     (ii) Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 6% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and Wassa production.

    (iii) Benso: Benso is subject a 1.5% smelter return royalty and a $1.00 per ounce gold production royalty. The smelter return royalty may be purchased for $4.0 million (or $6.0 million if a feasibility study indicates more than 3.5 million ounces of recoverable gold) and the gold production royalty may be purchased for $0.5 million.

     (iv) Prestea Underground - The Prestea Underground is subject to a 2.5% net profits interest on future income. Ownership of the 2.5% net profit interest is currently held by the bankruptcy trustee overseeing liquidation of Prestea Gold Resources, our former joint venture partner in the Prestea Underground.

(e) Afema Project - On March 29, 2005 we entered into an agreement with Societe d'Etat pour le Developpement Minier de la Cote d'Ivoire ("SO.DE.MI."), the Cote d'Ivoire state mining and exploration company, to acquire their 90% interest in the Afema gold property in south-east Cote d'Ivoire. A $0.1 million initial payment to SO.DE.MI. provided us the right to carry out a six month detailed technical due diligence program which was essentially completed by September of 2005. We now have the right to acquire 100% of SO.DE.MI.'s rights in the Afema property for an additional $1.5 million. A six month extension to March 2006 was subsequently granted by SO.DE.MI. to allow Golden Star to carry out further due diligence work and to analyze the large quantity of data collected during 2005 before exercising our right to acquire. Prior to the expiry of the option, we contacted SO.DE.MI. indicating our desire to exercise the option subject to SO.DE.MI. clarifying that (i) Golden Star will be indemnified in respect of the past environmental degradation at Afema, and (ii) that no other claims against the property exist. In addition to the acquisition payments, we agreed to pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty is indexed to the gold price and ranges from 2% of net smelter returns at gold prices below $300 per ounce to 3.5% of net smelter returns for gold prices exceeding $525 per ounce. If we proceed with the $1.5 million payment to acquire full rights to the property, the purchase agreement requires us to spend an additional $3.5 million on exploration work at Afema, subject to exploration success, over the following three and a half years.

(f) We are engaged in routine litigation incidental to our business. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of non-compliance with environmental laws and regulations.

15.      Share Capital

Changes in share capital during the three months ended March 31, 2006 were:

                                                      Shares           Amount
--------------------------------------------------------------------------------
Balance as of December 31,2 005                    205,954,582       $  522,510
Common shares issued:
     Option exercises                                1,307,176            3,259
     Reclassification of warrants to capital
      surplus                                                -           (2,575)
     Bonus shares and other                              4,000             (134)
--------------------------------------------------------------------------------
Balance as of March 31, 2006                       207,265,758       $  523,060
--------------------------------------------------------------------------------

16.      Warrants

The following warrants were outstanding as of March 31, 2006:

                                      Warrants     Exercise       Expiration
Issued with:          Date issued    outstanding     price           date
--------------------------------------------------------------------------------
Equity Offering    February 14, 2003   8,448,334   Cdn$4.60   February 14, 2007
--------------------------------------------------------------------------------
St. Jude
 Acquisition       December 21, 2005   3,240,000   Cdn$4.17   November 20, 2008
--------------------------------------------------------------------------------
Total                                 11,688,334
--------------------------------------------------------------------------------

The 8.4 million warrants expiring February 14, 2007 are traded on the Toronto Stock Exchange under the symbol GSC.WT.A. No warrants were exercised during the quarters ended March 31, 2005 and 2006.

17.      Stock Based Compensation

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

In addition to options issued under the GSR Plan, there were 2,533,176 options issued to various employees of St. Jude of which 1,332,000 remain unexercised as of March 31, 2006. All of the remaining unexercised shares issued to St. Jude employees are rested. All figures shown below include the options issued to St. Jude employees.

Amounts recognized in the statements of operations with respect to our stock option plan are as follows:

                                                    Three Months ended March 31,
                                                    ----------------------------
                                                        2006          2005
--------------------------------------------------------------------------------
Total cost of share-based payment plan during the
 quarter                                                     $882          $558
Amount of related income tax benefit recognized to
 income                                                         -             -
--------------------------------------------------------------------------------

We granted 746,000 and 514,000 options during the quarters ended March 31, 2006 and March 31, 2005, respectively. The Company recognized $0.9 million and $0.6 million of non-cash compensation expense in the quarters ended March 31, 2006 and 2005, respectively.

The fair value of options granted during the first quarters of 2006 and 2005 were estimated at the grant dates using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

                                               Three months ended March 31,
                                           -------------------------------------
                                                  2006              2005
--------------------------------------------------------------------------------
Expected volatility                          62.5% to 96.1%         34.9%
Risk-free interest rate                      2.44% to 2.78%     3.15% to 3.52%
Expected lives                               3.5 to 5 years     3.5 to 5 years
Dividend yield                                     0%                 0%
--------------------------------------------------------------------------------

Expected volatilities are based on the historical volatility of Golden Star's shares. Golden Star uses historical data to estimate share option exercise and employee departure behavior used in the Black-Scholes model; groups of employees that have similar historical behavior are considered separately for valuation purposes. The expected term of the options granted is derived from the output of the option pricing model and represents the period of time that the option granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different post-vesting behaviors. The risk-free rate for periods within the contractual term of the option is based on the Chartered Bank Administered Interest rates in effect at the time of the grant.

A summary of option activity under the Plan as of March 31, 2006 and changes during the quarter the ended is presented below:

                                             Weighted-    Weighted-
                                               Average     Average    Aggregate
                                             Excerise      Remaining  intrinsic
                                   Options      price    Contractual    value
                                    (000')     (Cdn$)    Term (Years)   ($000)
Outstanding as of Decmber 31, 2005    7,390        2.75             -         -
Granted                                 746        3.94             -         -
Exercised                            (1,307)       1.90             -         -
Forfeited                              (120)       7.08             -         -
--------------------------------------------------------------------------------
Outstanding as of March 31, 2006      6,709        2.97           5.8     4,534
================================================================================
Excerisable at March 31, 2006         5,598        2.51           4.3     4,534
--------------------------------------------------------------------------------

The weighted-average grant date fair value of share options granted during the quarters ended March 31, 2006 and March 31, 2005 was Cdn$2.50 and Cdn$1.58, respectively. The intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $1.7 million and $0.1 million, respectively.

A summary of the status of Golden Star's non-vested options as March 31, 2006 and changes during the quarter ended March 31, 2006, is presented below:

                                  Number of options     Weighted-Average grant
                                        ('000)           date fair value (Cdn$)
Nonvested at January 1, 2006                1,062                      1.64
Granted                                       746                      1.84
Vested                                       (629)                     1.49
Forfeited                                     (68)                     2.12
--------------------------------------------------------------------------------
Nonvested at March 31, 2006                 1,111                      1.89


As of March 31, 2006 there was a total unrecognized compensation cost of $2.4 million related to non-vested share-based compensation arrangement granted under the GSR Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares vested during the quarters ended March 31, 2006 and March 2005 was Cdn$1.0 million and Cdn$0.4 million, respectively.

Stock Bonus Plan - In December 1992, we established an Employees' Stock Bonus Plan (the "Bonus Plan") for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provided for the issuance of 900,000 common shares of bonus stock of which 499,162 common shares have been issued as of March 31, 2006.

During the quarters ended March 31, 2006 and 2005 we issued 4,000 and 45,342 common shares, respectively, to employees under the Bonus Plan.

18.      Income Taxes

Income tax expense/(benefit) attributable to net income before income taxes consists of:

                                                  Three months ended March 31,
                                                 -------------------------------
                                                           2006            2005
--------------------------------------------------------------------------------
Current
   Canada                                         $       4,926      $        -
   Foreign                                                    -               -

Future
   Canada                                                     -               -
   Foreign                                               (6,249)            (54)
--------------------------------------------------------------------------------
Total                                             $      (1,323)     $      (54)
--------------------------------------------------------------------------------

The current tax expense recorded for the quarter ended March 31, 2006 is for the gain on sale of the Moto shares. The future tax benefit recorded in the quarter ended March 31, 2006 relates primarily to the EURO derivative loss and the decrease in the Ghanaian tax rate. Golden Star records a valuation allowance against any portion of its remaining future income tax assets that it believes will, more likely than not, fail to be realized.

19.      Earnings per Common Share

The following table provides a reconciliation between basic and diluted earnings per common share:

                                                  Three months ended March 31,
                                                 -------------------------------
                                                            2006           2005
--------------------------------------------------------------------------------
Net income/(loss)                                 $       19,023  $      (2,223)

--------------------------------------------------------------------------------
Shares (in millions)
-------------------------------------------------
Weighted average number of common shares                   206.8          142.3
Impact of Dilutive Securities:
       Options                                               2.3            1.9
       Warrants                                                -            0.2
--------------------------------------------------------------------------------
Weighted average number of dilutive common shares          209.1          144.4
--------------------------------------------------------------------------------

Basic Income/(Loss) per Common Share              $        0.092  $      (0.016)
Diluted Income/(Loss) per Common Share            $        0.091  $      (0.016)
--------------------------------------------------------------------------------

20.      Supplemental Cash Flow Information

There was no cash paid for income taxes during the quarters ended March 31, 2006 and 2005. Cash paid for interest was $0.5 million and $0.1 million for March 31, 2006 and 2005, respectively. A total of $12,000 and nil of depreciation was included in general and administrative costs or was capitalized into projects for the quarters ended March 31, 2006 and 2005 respectively.

21.      Operations by Segment and Geographic Area

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location. The corporate entity is incorporated in Canada and domiciled in the United States.

                                 Africa - Ghana
                         -----------------------------
As of and for the three    Bogoso/   Wassa     Other     South   Corporate    Total
 months ended March 31     Prestea                       America
--------------------------------------------------------------------------------------
2006
     Revenues            $  11,554  $ 13,428  $     15  $  1,865  $    530  $  27,392
     Net Income/(Loss)      (1,182)   (2,137)    3,623    (3,072)   21,791     19,023
     Total Assets          174,045   105,130   207,263    12,464   102,748    601,650
--------------------------------------------------------------------------------------
2005
     Revenues            $  16,717  $      -  $      -  $  1,072  $    262  $  18,051
     Net Income/(Loss)       1,826       (49)        -       (62)   (3,938)    (2,223)
     Total Assets           94,974    78,845    32,040     2,560    50,735    259,154
--------------------------------------------------------------------------------------

22.      Related Parties

During the first quarter of 2006 we obtained legal services from a legal firm to which our Chairman is counsel. Total value of all services purchased from this law firm during the first quarter was $0.4 million. Our Chairman did not personally perform any legal services for us during the first quarter nor did he benefit directly or indirectly from payments for the services performed by the firm.

During the first quarter of 2006, a corporation controlled by Michael A. Terrell, a director of Golden Star, provided management services to St. Jude for which it was paid Cdn$0.13 million. Mr. Terrell became a director of Golden Star following our acquisition of St. Jude in December 2005. Mr. Terrell's company ceased doing business with St. Jude at the end of March 2006.

23.       Financial Instruments

Fair Value - Our financial instruments are comprised of cash, short-term investments, accounts receivable, restricted cash, accounts payable, accrued liabilities, accrued wages, payroll taxes, derivatives and debt. The fair value of cash and short-term investments, derivatives, accounts receivable, accounts payable, accrued liabilities and accrued wages, payroll taxes and current debt equals their carrying value due to the short-term nature of these items. The fair value of restricted cash is equal to the carrying value as the cash is invested in short-term, high-quality instruments. The fair value of the debt is essentially equal to its carrying value.

24.      Generally Accepted Accounting Principles in the United States

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.

(a) Consolidated Balance Sheets Under US GAAP       March 31,     December 31,
                                                       2006           2005
--------------------------------------------------------------------------------
ASSETS
Current assets:
       Cash and cash equivalents                  $      86,873   $      89,709
       Accounts receivable                                7,891           6,560
       Inventories                                       26,338          23,181
       Future tax assets                                  2,343           6,248
       Fair value of derivatives                            884           1,220
       Deposits                                          15,490           5,185
       Other current assets                                 809             686
--------------------------------------------------------------------------------
                Total current assets                    140,628         132,789

Restricted cash                                           5,258           3,865
Long term investments (Notes d1 and  d2)                      -          15,182
Deferred exploration and development costs (Notes
 d3 and d4)                                                   -               -
Property, plant and equipment (Note d5)                  88,081          83,813
Mine construction in progress                            61,770          36,707
Mining properties (Notes d3, d4 and d5)                 238,038         237,153
Deferred stripping (Note d6)                                  -           1,548
Loan acquisition costs                                      955           1,020
Future tax asset                                         13,451           8,223
Other assets                                                509           2,144
--------------------------------------------------------------------------------
                       Total assets               $     548,690   $     522,443
================================================================================
LIABILITIES
Current
 liabilities                                      $      47,159   $      40,815
Long term debt (Note
 d7)                                                     69,635          66,632
Asset retirement obligations                              9,271           8,286
Future tax liability                                     45,380          45,072
Fair value of long term derivatives                      11,780           7,263
--------------------------------------------------------------------------------
                Total liabilities                       183,225         168,068
--------------------------------------------------------------------------------

Minority
 interest                                                 1,596           1,964
Commitments and contingencies                                 -               -

SHAREHOLDERS' EQUITY
Share capital (Note d8)                                 520,090         519,540
Contributed surplus                                       9,330           8,294
Accumulated comprehensive income and other (Note
 d2)                                                      1,316           8,179
Deficit                                                (166,867)       (183,602)
--------------------------------------------------------------------------------
                Total shareholders' equity              363,869         352,411
--------------------------------------------------------------------------------
                       Total liabilities and
                        shareholders' equity      $     548,690   $     522,443
--------------------------------------------------------------------------------

(b)  Consolidated Statements of Operations under
 US GAAP                                           Three months ended March 31,
                                                  ------------------------------
                                                            2006           2005
--------------------------------------------------------------------------------
Net income under Cdn GAAP                           $     19,023   $     (2,223)
Deferred exploration expenditures expensed per US
 GAAP (Note d3)                                           (2,886)        (4,574)
Depreciation and amortization differences - Wassa
 (Note d5)                                                 1,475         (4,654)
Write-off of deferred exploration properties (Note
 d3)                                                           -          1,083
Other  (Notes d3 and d7)                                      (4)            40
--------------------------------------------------------------------------------
Net income/(loss) under US GAAP before minority
 interest                                                 17,608        (10,328)
Minority interest, as adjusted                               158              2
--------------------------------------------------------------------------------
Net Income/(loss) under US GAAP                           17,766        (10,326)
Other comprehensive income - gain on marketable
 securities (Note d2)                                          -          1,049
--------------------------------------------------------------------------------
Comprehensive income/(loss)                         $     17,766   $     (9,277)
--------------------------------------------------------------------------------

Basic net income/(loss) per share under US GAAP
 before cumulative effect of change in accounting
 method                                             $      0.086   $     (0.073)
Diluted net income/(loss) per share under US GAAP
 before cumulative effect of change in accounting
 method                                             $      0.085   $     (0.073)
--------------------------------------------------------------------------------




(c)  Consolidated  Statements of Cash Flows under
 US GAAP                                           Three months ended March 31,
--------------------------------------------------------------------------------
                                                            2006           2005
--------------------------------------------------------------------------------
Cash provided by (used in):
          Operating Activities                      $     (8,423)  $     (7,041)
          Investing activities                              (240)         4,434
          Financing activities                             5,737          6,749
--------------------------------------------------------------------------------
Increase/(Decrease) in cash and cash equivalents          (2,926)         4,142
Cash and cash equivalent beginning of period              89,709         12,877
--------------------------------------------------------------------------------
Cash and cash equivalents end of period             $     86,873   $     17,019
--------------------------------------------------------------------------------


(d)  Notes:

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

     (6) In March 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board issued statement 04-6 "Accounting for Stripping Costs Incurred During Production in the Mining Industry" ("EITF 04-6") which precludes deferral of stripping costs during a mine's production phase. EITF 04-6 requires that deferred stripping costs be considered a variable production cost. The new pronouncement is effective January 1, 2006 and transition provisions allow any remaining balances in deferred stripping asset accounts to be closed directly to retained earnings on January 1, 2006. In Canada the Emerging Issues Committee ("EIC") has issued EIC 160 "Stripping Costs Incurred in the Production Phase of the Mining Operation" which concludes that deferred stripping costs during the production phase of a mine's life should generally be considered a variable production cost and included in the cost of inventory unless it can be shown the stripping costs represent a betterment to the mineral property.

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

     (9) In December 2004, the FASB finalized SFAS No. 123R Share-Based Payment, amending SFAS No. 123, effective beginning our first quarter of fiscal 2006. SFAS 123R requires the Company to expense stock options based on grant date fair value in its financial statements. Further, the SFAS 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. We adopted the optional provisions of FAS 123 in 2003 and have expensed share based payments since that time. We have expanded share-based payment disclosures as required by of SFAS No. 123R at March 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Cdn GAAP"). For a reconciliation to accounting principles generally accepted in the United States ("US GAAP"), see Note 24 to the consolidated financial statements. This Management's Discussion and Analysis of Financial Condition and Results of Operations includes information available to May 9, 2006.

OUR BUSINESS

Through our subsidiaries we own a controlling interest in four significant gold properties in southern Ghana in West Africa: the Bogoso/Prestea property, which is comprised of the adjoining Bogoso and Prestea surface mining leases ("Bogoso/Prestea"), the Prestea Underground property ("Prestea Underground"), the Wassa property ("Wassa"), and the Hwini-Butre and Benso concessions ("St. Jude Properties"). In addition to these gold properties we hold various other exploration rights and interests and are actively exploring in a variety of locations in West Africa and South America.

Bogoso/Prestea is owned by our 90% owned subsidiary Bogoso Gold Limited ("BGL"). BGL was acquired in 1999. Bogoso/Prestea produced and sold 131,898 ounces of gold during 2005.

Through another 90% owned subsidiary, Wexford Goldfields Limited ("WGL"), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Construction and commissioning of Wassa's new processing plant and open pit mine was completed at the end of March 2005 and the project was placed in service on April 1, 2005. Wassa produced and sold 24,205 ounces of gold in the quarter ending March 31, 2006 and 93,275 ounces since its April 2005 in-service date.

The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. BGL owns a 90% operating interest in the Prestea Underground. We are currently conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.

Through our 100% owned subsidiary, St. Jude Resources Ltd. ("St. Jude"), we own the St. Jude Properties in southwest Ghana. The St. Jude Properties consist of the Hwini-Butre and Benso concessions which together cover an area of 201 square kilometers. Both concessions contain undeveloped zones of gold mineralization. These two concessions are located between 40 and 80 kilometers south of Wassa. The mineralized zones have been delineated through the efforts of the prior owner who conducted extensive exploration work from the mid-1990s to 2005.

We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Ghana, Burkina Faso, Niger and Cote d'Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. We hold indirect interests in gold exploration properties in Peru and Chile through a 17% shareholding investment in Goldmin Consolidated Holdings. We also own a 53% interest in EURO a French registered, publicly-traded royalty holding company (formerly known as Guyanor Ressources S.A.) which owns a royalty interest based on gold production at Cambior Inc.'s Rosebel gold mine in Suriname.

Our corporate headquarters is located in Littleton, Colorado. Our accounting records are kept in compliance with Canadian GAAP and all of our operations, except for certain exploration projects, transact business and keep financial records in US dollars.

NON-GAAP FINANCIAL MEASURES

In this Form 10-Q, we use the terms "total operating cost per ounce," "total cash cost per ounce" and "cash operating cost per ounce."

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


Derivation of Total Mine Operating Cost               For the three months ended March 31, 2006
                                                     --------------------------------------------
                                                          Wassa (1)    Bogoso/Prestea     Total
-------------------------------------------------------------------------------------------------
Mining operations                                          $12,199        $11,264        $23,463
-------------------------------------------------------------------------------------------------
Mining related depreciation, depletion & amortization        3,125          2,452          5,577
-------------------------------------------------------------------------------------------------
Accretion of asset retirement obligations                       48            120            168
-------------------------------------------------------------------------------------------------
Total mine operating costs                                 $15,372        $13,836        $29,208
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Ounces sold                                                 24,205         20,735         44,940
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Derivation of Costs per Ounce:
-------------------------------------------------------------------------------------------------
Total mine operating cost per ounce - GAAP ($/oz)              635            667            650
-------------------------------------------------------------------------------------------------
Less mine depreciation, depletion & amortization
 ($/oz)                                                        129            118            124
-------------------------------------------------------------------------------------------------
Less accretion of asset retirement obligation ($/oz)             2              6              4
-------------------------------------------------------------------------------------------------
Total cash cost per ounce ($)                                  504            543            522
-------------------------------------------------------------------------------------------------
Less royalties and production taxes ($/oz)                      17             16             17
-------------------------------------------------------------------------------------------------
Cash operating cost per ounce  ($)                             487            527            505
-------------------------------------------------------------------------------------------------

Derivation of Total Mine Operating Cost          For the three months ended March 31, 2005
                                                -------------------------------------------
                                                 Wassa (1)   Bogoso/Prestea      Total

-------------------------------------------------------------------------------------------
Mining operations                                $        -   $       12,076  $     12,076
-------------------------------------------------------------------------------------------
Mining related depreciation, depletion &
 amortization                                             -            2,172         2,172
-------------------------------------------------------------------------------------------
Accretion of asset retirement obligations                 -              187           187
-------------------------------------------------------------------------------------------
Total mine operating costs                       $        -   $       14,435  $     14,435
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Ounces sold                                               -           39,164        39,164
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Derivation of Costs per Ounce:
-------------------------------------------------------------------------------------------
Total mine operating cost per ounce - GAAP ($/oz)         -              369           369
-------------------------------------------------------------------------------------------
Less mine depreciation, depletion & amortization
 ($/oz)                                                   -               55            55
-------------------------------------------------------------------------------------------
Less accretion of asset retirement obligation
 ($/oz)                                                   -                4             4
-------------------------------------------------------------------------------------------
Total cash cost per ounce ($)                             -              309           309
-------------------------------------------------------------------------------------------
Less royalties and production taxes ($/oz)                -               12            12
-------------------------------------------------------------------------------------------
Cash operating cost per ounce ($)                         -              297           297
-------------------------------------------------------------------------------------------
(1) The Wassa mine did not commence commercial production until April 2005.

We use total cash cost per ounce and cash operating cost per ounce as key operating indicators. We monitor these measures monthly, comparing each periods's values to prior period's values to detect trends that may indicate increases or decreases in operating efficiencies. These measures are also compared against budget to alert management to trends that may cause actual results to deviate from planned operational results. We provide these measures to our investors to allow them to also monitor operational efficiencies of our mines. We calculate these measures for both individual operating units and on a consolidated basis.

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

Ownership - All figures and amounts in this Item 2 are shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital has been repaid, the Government of Ghana would receive 10% of the dividends distributed from the subsidiaries owning the Bogoso/Prestea and Wassa mines.

Restatement of Prior Periods - In early 2006, it was determined that hedge accounting had been improperly applied by our subsidiary, EURO Ressources S.A. ("EURO") for its cash-settled forward gold price agreements during the first three quarters of 2005. As a result, our Form 10-Qs for the first three quarters of 2005 have been amended to apply derivative accounting rather than hedge accounting to EURO's derivatives. In this Form 10-Q, comparative amounts from the first quarter of 2005 reflect this restatement. The initial loss of $(1.4) million was restated to a loss of $(2.2) million.

BUSINESS STRATEGY AND DEVELOPMENT

Since 1999, our business and development strategy has been focused primarily on the acquisition of producing and development stage gold properties in Ghana and on the exploration, development and operation of these properties. Since 1999, our exploration efforts have been focused on Ghana, other West African countries and South America.

In line with our business strategy, we acquired Bogoso in 1999 and have operated the Bogoso processing plant since that time. In 2001, we acquired Prestea and have been mining at Prestea since late 2001. In late 2002, we acquired Wassa and following completion of a feasibility study, constructed a new CIL processing plant at Wassa which began commercial operation in April 2005. We are currently constructing a new BIOX(R) processing plant at Bogoso designed to expand annual production at Bogoso/Prestea from approximately 130,000 ounces in 2005 to approximately 370,000 ounces in 2007. Based on currently known reserves we expect a mine life of approximately seven years at Bogoso/Prestea. Achievement of this target is subject to numerous risks. See the discussion of Risk Factors in Item 1A of our 2005 Form 10-K.

In late 2005, we acquired the St. Jude Properties where we plan to carry out geological and engineering studies during 2006 to determine the economic feasibility of these undeveloped gold properties.

Our overall objective since 1999 has been to grow our business to become a mid-tier gold producer (which we understand to be a producer with annual production of approximately 500,000 ounces). Assuming the benefit of a full year's production from the Bogoso expansion project in 2007, we anticipate reaching this goal in 2007. We continue to actively investigate potential acquisition and merger candidates which could further increase our annual gold production, however we presently have no agreement or understanding with respect to any specific potential transaction.

SIGNIFICANT TRENDS AND EVENTS DURING THE FIRST QUARTER OF 2006

Sale of Shares of Moto Goldmines Limited

In March 2006, we exercised our remaining one million Moto Goldmines Limited ("Moto") warrants bringing our total ownership in Moto to six million common shares and immediately afterward sold all six million common shares in a bought-deal transaction in Canada for Cdn$7.50 per share. The sale of the six million shares resulted in net proceeds to Golden Star of $38.9 million (Cdn$45.0 million). The sale realized approximately $30.3 million of pre-tax capital gain for Golden Star, which was recognized in income in the first quarter. A $4.9 million non-cash tax expense was recognized on the gain.

Gold Prices

Gold prices have generally trended upward during the last five years, from a low of just under $260 per ounce in early 2001 to a high of $700 per ounce in May 2006. Much of the price increase during this period appears to be related to the fall in the value of the US dollar versus other major foreign currencies, but in recent quarters prices appear to be responding to additional influences including an increased demand for gold as an investment with a resulting increase in the rate of increase. Our realized gold price for shipments during the first quarter of 2006 averaged $554 per ounce compared to $426 per ounce average price received in the first quarter of 2005.

Ore processing at Bogoso/Prestea

As has been the case since mid-2004, Bogoso/Prestea continues to deal with ores that are not well suited for processing in the existing Bogoso processing plant. The Bogoso plant was originally configured to process oxide and other non-refractory ores. Since mid-2004, when oxide ores were depleted on the north end of the Prestea property, the Bogoso plant has sought to process ore from the Plant-North pit at Prestea which were thought to be relatively non-refractory. The Plant-North ores have proven more difficult to treat than anticipated, and recovery and plant through-put has been lower than expected as a result. We are now stockpiling certain of the more refractory Plant-North ores as feed for the new BIOX(R) plant scheduled for start-up in the fourth quarter of 2006. Additional oxide and non-refractory ore from the sulfide pit pre-stripping will supplement feed to the existing Bogoso plant in the second and third quarters and in the second half of 2006 we expect to start mining oxide ores from the new Pampe project located 18 kilometers west of Bogoso.

RESULTS OF OPERATIONS

First quarter 2006 Compared to First quarter 2005

Summary - Net income totaled $19.0 million or $0.092 per share during the first quarter of 2006, versus a net loss of $(2.2) million or $(0.016) per share during the first quarter of 2005. The major factor contributing to the earnings in the first quarter of 2006 was a $30.3 million gain on the sale of shares of Moto (see Trends and Events section above). Off-setting the gain on the sale of the Moto shares is an $8.7 million loss on derivatives and a $4.8 million operating loss. The derivative loss consists of an unrealized non-cash loss of $7.7 million and a realized loss of $1.0 million. The unrealized loss on the derivatives included a $5.3 million loss on the cash-settled forward gold price agreements at EURO. As gold prices continued to increase during the first quarter of 2006, the amount EURO now expects to pay to the counter-party on the cash-settled forward gold price agreements increased, resulting in current period recognition of the potential future payments. We also recorded an additional $2.2 million unrealized expected future loss on call options. This loss is an opportunity costs based on current gold prices and assume that gold prices will remain at current levels during the remaining 12 month life of the call option lives. Derivative mark-to-market losses totaled $1.3 million in the first quarter of 2005 when our only derivatives were EURO's cash-settled forward gold price agreements.

All of our puts, calls and forward currency agreements expire over the next 12 months. We do not plan to enter into any additional gold puts or calls nor to sell our gold forward in a rising gold market. The derivative agreements were scheduled to provide downside gold price and currency protection for an 18 month period coinciding with Bogoso sulfide plant construction and start-up period. In March 2007, all existing derivatives, except for EURO's cash-settled forward gold price agreements, will have expired.

First quarter consolidated gold revenues were up $8.2 million from a year ago but the operating profit was lower. Increases in gold revenues and in mine operating costs are mostly related to the inclusion of Wassa's revenues and costs in the first quarter of 2006. Wassa was not in-service in the first quarter of 2005. Higher gold prices ($554 per ounce in the first quarter of 2006 versus $426 per ounce in the same quarter of 2005) also contributed to the increased revenues.

Bogoso's and Wassa's combined operations yielded a $4.3 million mine pre-tax operating loss (gold revenues less mine operating costs) in the first quarter of 2006 compared to a pre-tax operating income of $2.3 million on Bogoso operations in the first quarter of 2005. The major factors responsible for the consolidated mine operating loss were lower gold output at Bogoso versus a year ago and an operating loss at Wassa in the first quarter of 2006.

Increases in interest expense from higher debt balances were partially offset by a $1.1 million foreign exchange gain on foreign currency accounts in the US and Canada.

SUMMARY OF FINANCIAL RESULTS                                 For the three months ended
                                                                       March 31,
                                                          -------------------------------
                                                                   2006           2005
-----------------------------------------------------------------------------------------
Gold sold (oz)                                                    44,940           39,164
-----------------------------------------------------------------------------------------
Average realized price ($/oz)                                        554              426
-----------------------------------------------------------------------------------------
Total revenues (in $ thousands)                                   27,392           18,051
-----------------------------------------------------------------------------------------
Cash flow provided by/(used in) operations (in $ thousands)       (5,696)           3,634
-----------------------------------------------------------------------------------------
Net income/(loss) (in $ thousands)                                19,023           (2,223)
-----------------------------------------------------------------------------------------
Net income/(loss) per share - basic ($)                           0.092           (0.016)
-----------------------------------------------------------------------------------------


Bogoso/Prestea Operations - Bogoso/Prestea generated a $(2.4) million pre-tax operating loss during the first quarter of 2006 on sales of 20,735 ounces of gold, down from $2.3 million of after-tax operating income on sales of 39,164 ounces in the first quarter of 2005. The major factors contributing to the loss were lower gold production and sales. First quarter gold sales were down 18,429 ounces versus the first quarter of 2005 due to a combination of lower plant throughput, lower ore grades and lower gold recovery. The lower plant throughput and recovery were caused by the metallurgical characteristics of the deeper, harder non-refractory sulfide Plant-North ores processed in the first quarter of 2006 versus the ores processed in the first quarter of 2005. The Bogoso processing plant processed an average of 3,729 tonnes per day in the first quarter of 2006 at an average grade of 3.45 grams per tonne, as compared to 4,348 tonnes per day at 4.56 grams per tonne in the same period in 2005. Gold recovery dropped to 57.3% from 61.5% in the first quarter of 2005. The drop in recovery was related to increasing metallurgical complexity of the deeper ores in the Plant-North pit at Prestea. We expect gold production to increase marginally in each of the next two quarters and to increase significantly in the fourth quarter as a result of the start up of the new sulfide processing plant at Bogoso and higher recoveries from the new Pampe oxide ore body.

BOGOSO/PRESTEA                                     For the three months ended
                                                             March 31,
--------------------------------------------------------------------------------
OPERATING RESULTS                                           2006           2005
--------------------------------------------------------------------------------
Ore mined (t)                                            397,416        400,144
--------------------------------------------------------------------------------
 Waste mined (t)                                       3,481,508      2,019,253
--------------------------------------------------------------------------------
Ore processed (t)                                        335,581        391,294
--------------------------------------------------------------------------------
Grade processed (g/t)                                       3.45           4.56
--------------------------------------------------------------------------------
Recovery (%)                                                57.3           61.5
--------------------------------------------------------------------------------
Gold sold (oz)                                            20,735         39,164
--------------------------------------------------------------------------------
Cash operating cost  ($/oz)                                  527            297
--------------------------------------------------------------------------------
Royalties ($/oz)                                              16             12
--------------------------------------------------------------------------------
Total cash cost ($/oz)                                       543            309
--------------------------------------------------------------------------------


While Bogoso's first quarter mine operating costs were unchanged from the same quarter of 2005, a decrease in gold output resulted in significantly higher costs per ounce. Cash operating costs came in at $527 per ounce versus $297 per ounce in the first quarter of 2005.

Wassa Operations - Wassa generated a $1.9 million after-tax operating loss in the three months ended March 31, 2006 on sales of 24,205 ounces of gold. The Wassa processing plant processed an average of 10,859 tonnes per day at an average grade of 0.86 grams per tonne with a gold recovery of 86.7%. Cash operating costs averaged $487 per ounce and total cash costs averaged $504 per ounce.

WASSA                                              For the three months ended
                                                             March 31,
--------------------------------------------------------------------------------
OPERATING RESULTS                                            2006        2005(1)
--------------------------------------------------------------------------------
Ore mined (t)                                             668,741             -
--------------------------------------------------------------------------------
 Waste mined (t)                                        3,449,355             -
--------------------------------------------------------------------------------
Ore processed (t)                                         977,330             -
--------------------------------------------------------------------------------
Grade processed (g/t)                                        0.86             -
--------------------------------------------------------------------------------
Recovery (%)                                                 86.7             -
--------------------------------------------------------------------------------
Gold sold (oz)                                             24,205             -
--------------------------------------------------------------------------------
Cash operating cost  ($/oz)                                   487             -
--------------------------------------------------------------------------------
Royalties ($/oz)                                               17             -
--------------------------------------------------------------------------------
Total cash cost ($/oz)                                        504             -
--------------------------------------------------------------------------------

1) The Wassa mine did not commence commercial production until April 2005.

While Wassa's first quarter 2006 operating results were again short of expectations, plant throughput was higher than in any quarter of 2005 and we continue to anticipate higher ore grades in the pit as mining reaches deeper levels. On a monthly basis the operation at Wassa continues to improve as shown in the following table:

                       Units          January        February         March
--------------------------------------------------------------------------------
Throughput rate     tonnes/day        10,398         11,088          11,114
--------------------------------------------------------------------------------
Total milled          tonnes         322,338        310,472         344,520
--------------------------------------------------------------------------------
Average grade           g/t             0.75           0.88            0.94
--------------------------------------------------------------------------------
Recovery                 %              88.7           87.3            89.6
--------------------------------------------------------------------------------
Gold sold             Ounces           6,841          7,609           9,755
--------------------------------------------------------------------------------
Cash operating
 cost                  $/oz             $608           $459            $425
--------------------------------------------------------------------------------

The first quarter direct mine operating costs at Wassa are consistent with budget expectations. As mining reaches deeper levels in the pit we expect waste to ore strip ratios to decrease and an increase in ore grade which will result in higher gold output and lower cash operating cost per ounce.

DEVELOPMENT PROJECTS

Bogoso Sulfide Expansion Project

Nearly 75% of the remaining ore reserves at Bogoso/Prestea are refractory and cannot be efficiently processed at our existing processing plant. In 2005 a decision was made to construct a new 3.5 million tonne per annum processing facility at Bogoso alongside the existing non-refractory processing plant. The new plant, which is currently under construction, will utilize the proprietary BIOX(R) bio-oxidation technology to treat the refractory sulfide ore. When completed in late 2006, the new sulfide processing plant and the existing CIL plant are together expected to process a combined 5.0 million tonnes per year. The existing CIL mill will retain its current configuration and will continue to process non-refractory ores during the construction phase of the new BIOX(R) plant. After the new BIOX(R) plant comes on line, it is anticipated that the existing Bogoso CIL plant will process mostly oxide ores and the new BIOX(R) plant will process mostly refractory sulfide ores and mixed oxide-refractory ores. The two plants sitting side-by-side are expected to provide operational efficiencies since they will share common management, labor, reagent inventories, warehouse parts and maintenance efforts. And with the two plants and their differing technologies, we should be able to effectively process all of the ore types known to exist in the Bogoso/Prestea area.

Construction work is proceeding within schedule and budget. Design and engineering is essentially complete and most equipment items have been delivered to site or are in the final stages of supply and shipment. Concrete work and tankage is well progressed and the installation of structural steel and electrical equipment and wiring has commenced.

The design and construction of the expansion project is being managed by GRD Minproc in accordance with an engineering, procurement and construction management contract that was finalized and signed in April 2006.

Pre-stripping of the first two sulfide pits has commenced using mining equipment acquired in 2005 and 2006. The non-refractory plant will continue to process non-refractory ores from the Plant-North pit at Prestea until completion of mining in the fourth quarter of 2006. Thereafter we plan to feed the non-refractory plant with oxide ores from Pampe, Mampon and various areas on the south end of the Prestea property.

We estimate that the total capital cost of the new sulfide plant project, including the expansion of the mining fleet, to be approximately $125 million, and expect construction to be completed by late 2006. At the end of March 31, 2006 approximately $61.8 million of the total project costs had been spent. An additional $25 million will be spent on pre-stripping and inventory build up.

In 2007, following completion of the BIOX(R) plant, we expect combined gold production from the two Bogoso plants to be approximately 370,000 ounces at an average cash operating cost of $330 per ounce. Based on our metallurgical test work, gold recoveries from the BIOX(R) process are expected to average 86% and vary between 78% for near surface material and 88% for deeper, more refractory sulfides.

EXPLORATION PROJECTS

We have budgeted $16.5 million for exploration in 2006, and intend to focus our efforts on core assets in Ghana, including the Prestea Underground and the newly acquired St Jude Properties at Hwini-Butre and Benso. Key areas where we plan to be active include:

o    Mineralized areas around the operating mines;

o Prestea Underground, where we have intensified exploration to allow feasibility (upper levels) and scoping studies (deep levels) to be completed this year;

o Prestea South - Bondaye area, where we plan to resume drilling of the known oxide targets to allow feasibility and permitting to be progressed in 2006; and

o Hwini-Butre and Benso, where intensive drilling programs are planned to be undertaken to allow feasibility and permitting to be progressed in 2006.

By the end of 2005, dewatering efforts at the Prestea Underground had cleared the lowest sections of the old underground workings and an extensive underground drilling program has been initiated which will continue during most of 2006. We currently have three drills working between the 17 and 24 levels which accomplished 6,524 meters of drilling during the first quarter. Later in the year we plan to test extensions to mineralized zones in the deepest section of the mine between 30 and 35 level. We believe these deeper levels provide the best opportunities for significant new discoveries in the Prestea Underground. We intend to complete an initial feasibility study by the end of 2006, evaluating the economic potential of restarting production from the upper levels of the Prestea Underground mine.

Other opportunities include:

o Saramacca Anomaly M in Suriname, where we plan to follow up the encouraging 2005 drilling results;

o Cote d'Ivoire and Sierra Leone, where we plan to advance our interests to key decision points.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006 our cash, cash equivalents and short term investments totaled $86.9 million, down marginally from $89.7 million at December 31, 2005. While operating activities consumed $5.7 million and capital spending used $45.9 million during the first quarter, sale of the Moto shares contributed $39.0 million of cash. Lower gold output and use of cash to reduce operating payables and to increase inventories were the major factors contributing to the operational consumption of cash during the first quarter.

Option exercises provided $2.2 million of cash and $5.5 million of new equipment loans contributed a total of $7.6 million of cash, and $1.7 million was used to repay various loans.

Of the $45.9 million spent on new capital projects during the first quarter, approximately $24.6 million of the total was spent on the Bogoso sulfide project and $9.9 million was spent on other plant and equipment needs mostly at Bogoso/Prestea and at Wassa. A total of $2.1 million was spent on capital exploration projects.

Liquidity Outlook

Capital expenditures plans for 2006 include the following projects:

Capital Spending                                     Amount (millions)
                                                     -----------------
Development
Bogoso Expansion Project                                        $89.0
Bogoso/Prestea pre-stripping and inventory build up              25.0
Pampe                                                             4.0
Mampon                                                            1.2
St. Jude properties                                               1.0

Sustaining Capital
Bogoso/Prestea                                                    7.0
Prestea Underground care and maintenance                          4.8
Wassa                                                             6.2

Exploration
Bogoso/Prestea                                                    1.7
Prestea Underground                                               3.3
Wassa                                                             0.9
St. Jude properties                                               4.6
Other                                                             6.3
                                                               -------
Total                                                          $155.0

Approximately 80% of the expected Bogoso sulfide expansion project spending is scheduled in the first half of 2006, while 90% of all capital spending is scheduled in the first three quarters of 2006.

At current gold prices (approximately $700 per ounce) we expect both Bogoso/Prestea and Wassa to generate positive operating cash flows in 2006, but this source of funding along with the $86.9 million of cash on hand at March 31, 2006 will not meet all of our growth needs during 2006.

In March 2006, we liquidated our share holdings in Moto yielding $39.0 million of cash and we are currently negotiating with banks to set up a $30 million revolving line of credit that could be drawn on if we find that cash from operations and cash on hand are not sufficient to meet our projected needs. We may also consider selling other non-key assets if necessary to complete our capital plans during 2006.

LOOKING AHEAD

Our main objectives for the remainder of 2006 include:

o completion of mining and commencement of reclamation at the Prestea Plant-North pit in late 2006;

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

o commencement of mining of the higher grade deposit at Wassa in the second half of 2006

o commencement of mining of the higher grade South Akyempim deposit at Wassa in the second half of 2006;

o    a continued high level of exploration effort;

o continued evaluation of the Prestea Underground potential and progress of feasibility studies;

o assimilation and further exploration of the St. Jude Properties and progress of feasibility studies; and

o continuation of efforts to identify and pursue acquisition and growth opportunities in Ghana and elsewhere.

We expect gold production at Bogoso/Prestea during 2006 to total approximately 180,000 ounces at an average cash operating cost for the year of $330 per ounce. Production is expected to increase gradually through the second and third quarter, and significantly in the fourth quarter when production from the new BIOX(R) facility is expected to commence and mining begins at the Pampe oxide deposit.

We expect 2006 gold production at Wassa to total approximately 120,000 ounces at an average cash operating cost of approximately $340 per ounce. Cash operating costs should decrease significantly over the next three quarters due to a lower stripping ratio and expected higher grades resulting in increased gold production.

As more fully disclosed in the Risk Factors Item 1A in our 2005 Form 10-K, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

RELATED PARTY TRANSACTIONS

During the first quarter of 2006 we obtained legal services from a legal firm to which our Chairman is counsel. Total value of all services purchased from the this law firm during the first quarter were $0.4 million. Our Chairman did not personally perform any legal services for us during the first quarter nor did he benefit directly or indirectly from payments for the services performed by the firm.

During the first quarter of 2006 a corporation controlled by Michael A. Terrell, a director of Golden Star, provided management services to St. Jude for which it was paid Cdn$0.13 million. Mr. Terrell became a director of Golden Star following our acquisition of St. Jude in December 2005. Mr. Terrell's company ceased doing business with St. Jude at the end of March 2006.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

OUTSTANDING SHARE DATA

This MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION includes information available to May 9, 2006. As of May 9, 2006 we had outstanding 207,513,758 common shares, options to acquire 6,600,451 common shares, warrant to acquire 11,724,334 common shares and convertible notes which are convertible into 11,111,111 common shares.

TABLE OF CONTRACTUAL OBLIGATIONS

CONTRACTUAL OBLIGATIONS                         Payments due by period
--------------------------------------------------------------------------------------
As of March 31, 2006                      Less than 1 1 to 3   3 to five  More than 5
                                  Total       year      years     years       years
--------------------------------------------------------------------------------------
Debt (1)                          $77,218     $7,585   $14,594    $55,039          $-
--------------------------------------------------------------------------------------
Interest on long term debt         14,267      5,101     8,614        552           -
--------------------------------------------------------------------------------------
Operating lease obligations           405        143       262          -           -
--------------------------------------------------------------------------------------
Asset retirement obligations(2)    21,339      3,197     7,297      3,804       7,041
--------------------------------------------------------------------------------------
Total                            $113,229    $16,026   $30,767    $59,395      $7,041
--------------------------------------------------------------------------------------

     (1) Includes $50.0 million of convertible notes maturing in 2009. Golden Star has the right to repay the $50.0 million in cash or in common shares at the due date under certain circumstances. The presentation shown above assumes payment is made in cash and also assumes no conversions of the debt to common shares by the note holders prior to the maturity date.

     (2) Asset retirement obligations include several estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves which in turn determine the ultimate closure date, which in turn impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as "Asset retirement obligations" on the balance sheet of $12.1 million as of March 31, 2006. The amounts shown above are undiscounted to show full expected cash requirements.

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

We have both fixed rate and variable rate debt. At March 31, 2006 we had $7.0 million of variable rate debt which carries an interest rate of LIBOR plus 2.5%. We estimate that a 1% increase in the interest rate on the variable rate debt would result in a $0.1 million change in annual interest expense. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

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

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for 2006 would result in a $2.5 to $3 million change in 2006's expected pre-tax earnings and cash flows.

During 2005, to reduce the risk of unfavorable gold price fluctuations on our operating cash flows during the construction period of the Bogoso sulfide expansion project, we purchased puts to lock in minimum gold prices for portions of our expected gold sales in 2006 and early 2007. As of March 31, 2006 we have 150,000 put options remaining which establish an average minimum price of $405 per ounce on 150,000 ounces of expected gold production spread monthly through 2006 and early 2007.

We also sold calls during 2005 to offset a portion of the costs of purchasing the puts. At March 31, we had 60,000 call options remaining which expire in 2006 and early 2007, each carrying a strike price of $525 per ounce.

Since the Rosebel Royalty revenues received by EURO fluctuate with gold prices, EURO's loan agreements required that EURO enter into a series of cash-settled forward gold price agreements with the lender designed to eliminate a portion of the potential impact of gold price fluctuations on expected future Rosebel royalty revenues. These cash-settled forward gold price agreements meet the definition of a derivative. See Note 12 above for additional details of these derivatives and their impact on gold price risk.

Equity Price Risk

We have in the past and may in the future seek to acquire additional funding by sale of common shares. Movements in the price of our common shares have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on the evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Corporation's internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting other than disclosed in item (b) below.

(b)      Change in Internal Control Over Financial Reporting

As discussed in the notes to the consolidated financial statements, it was determined that as of December 31, 2005 management did not maintain effective controls over the presentation and documentation of certain derivatives. Specifically, Golden Star did not prepare and maintain sufficient documentation to support the designation and effectiveness of hedges of certain gold future contracts entered into by its subsidiary, EURO Ressources S.A., during 2005. Because of the existence of the deficiency in question at year-end, management concluded that our internal control over financial reporting was ineffective as of December 31, 2005.

During the quarter ended March 31, 2006, management has undertaken remedial action to address the above described material weakness by revising its accounting procedures to record the derivative transaction in accordance with Canadian and United States Generally Accepted Accounting Principles (GAAP). The Company no longer applies hedge accounting to its derivatives.

Management believes it has completed these remediation efforts; however, management has not engaged its audit firm to perform a stand alone engagement to determine if the material weakness continues to exist.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is contained in Note 14 to the Consolidated Financial Statements contained in the Report .

ITEM 1A. RISK FACTORS

The risk factors for the quarter ended March 31, 2006 are substantially the same as those disclosed and discussed in Item 1A of our 2005 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS,

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2 Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GOLDEN STAR RESOURCES LTD.
                           Registrant


                           By:      /s/ Peter J. Bradford
                              --------------------------------------------------
                                    Peter J. Bradford
                                    President and Chief Executive Officer

                           Date:    May 10, 2006

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