Form 10-Q
period 2006-06-30
GOLDEN STAR RESOURCES LTD
filed 2006-08-08
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1–12284
GOLDEN STAR RESOURCES LTD.
(Exact Name of Registrant as Specified in Its Charter)

Canada (State or other Jurisdiction of Incorporation or Organization)	98–0101955 (I.R.S. Employer Identification No.)

10901 West Toller Drive, Suite 300 Littleton, Colorado (Address of Principal Executive Office)	80127-6312 (Zip Code)
Registrant’s telephone number, including area code (303) 830–9000
Securities registered or to be registered pursuant to Section 12 (b) of the Act:

Title of Each Class Common Shares	Name of each exchange on which registered American Stock Exchange
Securities registered or to be registered pursuant to Section 12(g) of the Act:
Warrants Issued February 2003
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b–2 of the Exchange Act).
(Check one): Large accelerated filer: ☐       Accelerated filer: ☑       Non–accelerated filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes ☐ No ☑
Number of Common Shares outstanding as at August 8, 2006: 207,845,758

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION
All amounts in this report are expressed in United States (“US”) dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$.” Euros are denoted as “€”.
Financial information is presented in accordance with accounting principles generally accepted in Canada (“Cdn GAAP” or “Canadian GAAP”). Differences between accounting principles generally accepted in the US (“US GAAP”) and those applied in Canada, as applicable to Golden Star Resources Ltd., are explained in Note 25 to the Consolidated Financial Statements.
References to “Golden Star,” the “Company,” “we,” “our,” and “us” mean Golden Star Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.
NON–GAAP FINANCIAL MEASURES
In this Form 10–Q, we use the terms “total cash cost per ounce” and “cash operating cost per ounce” which are considered Non–GAAP financial measures as defined in SEC Regulation S–K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10–Q.
STATEMENTS REGARDING FORWARD–LOOKING INFORMATION
This Form 10–Q contains forward–looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward–looking statements.
Although we believe that our plans, intentions and expectations reflected in these forward–looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward–looking statements contained in this Form 10–Q.
These statements include comments regarding: the establishment and estimates of mineral reserves and resources, recovery rates, production, production commencement dates, production costs, cash operating costs, total cash costs, grade, processing capacity, potential mine life, feasibility studies, permitting and licensing, development costs, expenditures, exploration activities and expenditures, recovery of deferred stripping charges at the Bogoso and Prestea mining leases, equipment replacement, anticipated benefits from St. Jude Resources Ltd., our plan to complete feasibility studies on the Hwini–Butre and Benso concessions in 2006, development and mining of the new Pampe project, our expansion plans for Bogoso/Prestea, anticipated commissioning of the Bogoso Sulfide Expansion Project, related permitting and capital costs and anticipated production and other estimates at Bogoso/Prestea in 2006 and 2007, cash requirements and sources, production capacity, operating costs and gold recoveries and estimated capital spending in 2006.

The following, are among the factors that could cause actual results to differ materially from the forward–looking statements:
•	unexpected changes in business and economic conditions;

•	significant increases or decreases in gold prices;

•	changes in interest and currency exchange rates;

•	timing and amount of gold production;

•	failure to realize the anticipated benefits from the St. Jude Properties;

•	failure to develop reserves on the St. Jude Properties;

•	unanticipated grade changes;

•	unanticipated recovery or production problems;

•	effects of illegal miners on our properties;

•	changes in mining and processing costs including changes to costs of raw materials, supplies, services and personnel;

•	changes in material type that impacts mining and processing;

•	availability of skilled personnel, materials, equipment, supplies, power and water;

•	changes in project parameters;

•	costs and timing of development of new reserves;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	local and community impacts and issues;

•	timing of receipt of, and maintenance of, government approvals and permits;

•	accidents and labor disputes;

•	environmental costs and risks;

•	marine transit and other shipping risks, including delays and losses;

•	competitive factors, including competition for property acquisitions; and

•	availability of capital at reasonable rates or at all.
These factors are not intended to represent a complete list of the general or specific factors that could affect us. Your attention is drawn to other risk factors disclosed and discussed in Item 1A of our 2005 Form 10–K. We undertake no obligation to update forward–looking statements.

PART I
ITEM 1. FINANCIAL STATEMENTS
GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of US dollars except shares issued and outstanding)
(Unaudited)

	As of	As of
	June 30,	December 31,
	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,882	$89,709
Short term investments (Note 2)	21,080	—
Accounts receivable	7,339	6,560
Inventories (Note 3)	35,801	23,181
Future tax assets	—	6,248
Fair value of derivatives (Note 13)	12	1,220
Deferred stripping (Note 11)	516	1,548
Deposits (Note 4)	9,637	5,185
Prepaids and other	492	686

Total Current Assets	95,759	134,337

RESTRICTED CASH	5,093	5,442
LONG TERM INVESTMENTS (Note 5)	1,156	8,160
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 7)	166,021	167,532
PROPERTY, PLANT AND EQUIPMENT (Note 8)	85,538	84,527
MINING PROPERTIES (Note 9)	128,024	118,088
CONSTRUCTION IN PROGRESS (Note 10)	115,257	36,707
FUTURE TAX ASSETS	4,456	8,223
OTHER ASSETS	1,358	1,587

Total Assets	$602,662	$564,603

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$41,560	$26,144
Fair value of derivatives (Note 13)	2,928	4,709
Asset retirement obligations (Note 14)	2,735	3,107
Future tax liability	74	—
Current debt (Note 12)	4,666	6,855

Total Current Liabilities	51,963	40,815

LONG TERM DEBT (Note 12)	62,270	64,298
ASSET RETIREMENT OBLIGATIONS (Note 14)	9,618	8,286
FAIR VALUE OF DERIVATIVES (Note 13)	—	7,263
FUTURE TAX LIABILITY	42,263	45,072

Total liabilities	166,114	165,734

MINORITY INTERESTS	6,673	6,629
COMMITMENTS AND CONTINGENCIES (Note 15)	—	—

SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 16)
First preferred shares, without par value, unlimited shares authorized. No shares issued	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 207,773,758 at June 30, 2006; 205,954,582 at December 31, 2005	524,367	522,510
CONTRIBUTED SURPLUS	9,309	6,978
EQUITY COMPONENT OF CONVERTIBLE NOTES	2,857	2,857
DEFICIT	(106,658)	(140,105)

Total Shareholders’ Equity	429,875	392,240

Total Liabilities and Shareholders’ Equity	$602,662	$564,603

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of US dollars except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
REVENUE
Gold sales	$28,675	$23,403	$53,611	$40,094
Royalty income	2,003	1,069	3,840	2,119
Interest and other	842	451	1,461	761

Total revenues	31,520	24,923	58,912	42,974

PRODUCTION EXPENSES
Mining operations	21,088	19,890	44,551	31,966
Depreciation, depletion and amortization	5,248	3,741	10,825	5,913
Accretion of asset retirement obligation (Note 14)	186	181	354	368

Total mine operating costs	26,522	23,812	55,730	38,247

OPERATING EXPENSES
Exploration expense	378	247	590	414
General and administrative expense	2,377	2,086	5,132	4,948
Corporate development expense	—	14	—	110

Total production and operating expenses	29,277	26,159	61,452	43,719

Operating income/(loss)	2,243	(1,236)	(2,540)	(745)

OTHER EXPENSES, (GAINS) AND LOSSES
Derivative mark-to-market loss (Note 13)	2,058	647	10,728	1,927
Abandonment and impairment of mineral properties	—	—	—	1,083
Gain on sale of portion of investment in EURO (Note 6)	(20,940)	—	(20,940)	—
Gain on sale of investment in Moto (Note 5)	—	—	(30,294)	—
Loss on equity investments	—	70	—	110
Interest expense	490	773	961	852
Foreign exchange (gain)/loss	(2,336)	736	(3,457)	842

Income/(loss) before minority interest	22,971	(3,462)	40,462	(5,559)

Minority interest	(253)	(200)	(44)	(380)

Net income/(loss) before income tax	22,718	(3,662)	40,418	(5,939)
Provision for future income taxes (Note 19)	(8,294)	(33)	(6,971)	21

Net income/(loss)	$14,424	$(3,695)	$33,447	$(5,918)

Deficit, beginning of period	(121,082)	(128,797)	(140,105)	(126,574)

Deficit, end of period	$(106,658)	$(132,492)	$(106,658)	$(132,492)

Net income/(loss) per common share - basic (Note 20)	$0.070	$(0.026)	$0.161	$(0.042)
Net income/(loss) per common share - diluted (Note 20)	$0.069	$(0.026)	$0.160	$(0.042)
Weighted average shares outstanding (millions of shares)	207.1	142.4	207.2	142.4

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of US dollars)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
OPERATING ACTIVITIES:
Net income/(loss)	$14,424	$(3,695)	$33,447	$(5,918)

Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,243	3,741	10,836	5,913
Amortization of loan acquisition cost	79	75	144	75
Deferred stripping	516	33	1,032	117
Loss on equity investment	—	70	—	110
Gain on sale of investment in Moto and EURO	(20,940)	—	(51,234)	—
Non-cash employee compensation	164	234	1,061	802
Abandonment and impairment of mineral properties	—	—	—	1,083
Provision for future income taxes	8,294	34	7,280	(20)
Reclamation expenditures	(338)	(63)	(523)	(292)
Fair value of derivatives	(1,832)	647	5,871	1,927
Accretion of convertible debt	184	—	352	—
Accretion of asset retirement obligations	177	181	354	368
Minority interests	253	200	44	380

	6,224	1,457	8,664	4,545
Changes in assets and liabilities:
Accounts receivable	(1,279)	(2,131)	(2,610)	(2,888)
Inventories	(9,463)	(7,410)	(12,620)	(5,659)
Deposits	(1,571)	(425)	(2,670)	(957)
Accounts payable and accrued liabilities	4,221	1,770	1,801	1,769
Other	319	7	194	92

Net cash used in operating activities	(1,549)	(6,732)	(7,241)	(3,098)

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(2,660)	(1,375)	(4,797)	(2,063)
Expenditures on mining properties	(4,758)	(8,158)	(7,762)	(14,520)
Expenditures on property, plant and equipment	(634)	(15,061)	(6,250)	(19,093)
Expenditures on mine construction in progress	(44,783)	4,568	(69,402)	(6,039)
Asset retirement obligation assets	—	757	—	1,057
Investment in short term investments	(21,080)	(20,050)	(21,080)	(3,650)
Decrease in restricted cash	165	—	349	—
Expenditure on purchase of Moto shares	—	—	(1,656)	—
Proceeds from sale of investment in Moto	—	—	38,952	—
Proceeds from sale of EURO shares	3,239	—	3,239	—
Change in payable on capital expenditures	(1,362)	—	4,075	—
Sale of property	—	—	—	1,000
Deposits	7,424	75	(1,782)	(2,254)
Other	(416)	(2,583)	(364)	(2,506)

Net cash used in investing activities	(63,597)	(41,827)	(66,478)	(48,068)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	1,123	125	3,276	300
Debt repayments	(1,968)	(408)	(3,689)	(885)
Issuance of debt	—	48,345	5,453	55,504
Other	—	1,864	(150)	1,756

Net cash provided/(used) by financing activities	(845)	49,926	4,892	56,675

Increase/(decrease) in cash and cash equivalents	(65,991)	1,367	(68,827)	5,509
Cash and cash equivalents, beginning of period	86,873	17,019	89,709	12,877

Cash and cash equivalents end of period	$20,882	$18,386	$20,882	$18,386

(See Note 21 for supplemental cash flow information)
The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US dollars unless noted otherwise)
(Unaudited)
These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our annual report on Form 10–K for the year ended December 31, 2005, on file with Securities and Exchange Commission and with the Canadian securities commissions. Financial information is presented in accordance with accounting principles generally accepted in Canada.
In early 2006, it was determined that hedge accounting had been improperly applied by our subsidiary, EURO Ressources S.A. (“EURO”) for their cash–settled forward gold price agreements during the first three quarters of 2005. As a result, our Form 10–Qs for the first three quarters of 2005 were amended to apply derivative accounting rather than hedge accounting to EURO’s derivatives. In this Form 10–Q, comparative amounts from the second quarter and for the first six months of 2005 reflect this restatement.
In management’s opinion, the unaudited consolidated financial statements for the three and six months ended June 30, 2006 and June 30, 2005 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.
In certain cases prior period amounts have been revised to reflect current period presentation.
1. Description of Business
Through our subsidiaries we own a controlling interest in four significant gold properties in southern Ghana in West Africa: the Bogoso/Prestea property, which is comprised of the adjoining Bogoso and Prestea surface mining leases (“Bogoso/Prestea”), the Prestea Underground property (“Prestea Underground”), the Wassa property (“Wassa”), and the Hwini–Butre and Benso concessions (“St. Jude Properties”). In addition to these gold properties we hold various other exploration rights and interests and are actively exploring in a variety of locations in West Africa and South America.
Bogoso/Prestea is owned by our 90% owned subsidiary Bogoso Gold Limited (“BGL”) which was acquired in 1999. Bogoso/Prestea produced and sold approximately 132,000 ounces of gold during 2005.
Through another 90% owned subsidiary, Wexford Goldfields Limited (“WGL”), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Construction and commissioning of Wassa’s new processing plant and open pit mine was completed at the end of March 2005 and the project was placed in service on April 1, 2005. Wassa produced and sold approximately 69,000 ounces of gold in 2005 following its April 2005 in service date.
The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. BGL owns a 90% operating interest in the Prestea Underground. We are currently conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.
Through our 100% owned subsidiary, St. Jude Resources Ltd. (“St. Jude”), we own the St. Jude Properties in southwest Ghana. The St. Jude Properties consist of the Hwini–Butre and Benso concessions which together cover an area of 201 square kilometers. Both concessions contain undeveloped zones of gold mineralization. The Hwini–Butre and Benso concessions are located approximately 80 and 40 kilometers south of Wassa, respectively. The mineralized zones have been delineated through the efforts of St. Jude that conducted extensive exploration work from the mid–1990s to 2005.
We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. We hold indirect interests in gold exploration properties in Peru and Chile through a 16% shareholding investment in Goldmin Consolidated Holdings. We also own a 43% interest in EURO Ressources S.A. (“EURO”), a French publicly–traded royalty holding company which owns a royalty interest based on gold production at Cambior Inc.’s Rosebel gold mine in Suriname.
Our corporate headquarters are located in Littleton, Colorado, USA. Our accounting records are kept in compliance with Canadian GAAP. All of our operations, except for certain exploration projects keep financial records in US dollars.
2. Short term investments
Short term investments are comprised of funds invested in AAA rated auction rate certificates. The certificates are short term positions in long term securities. The interest rate received is reset every 7, 28 or 35 days, and the certificates can be liquidated for cash at each interest rate reset date.
3. Inventories

	As of June 30,	As of December 31,
	2006	2005
Stockpiled ore	$9,849	$5,753
In–process	4,526	3,106
Materials and supplies	21,426	14,322

Total	$35,801	$23,181
4. Deposits
Represents cash advances and payments for equipment and materials purchases at WGL and BGL which are not yet on-site.
5. Long Term Investments
We hold a 16% interest in Goldmin Consolidated Holdings, a privately held gold exploration company which operates in South America. In the year ended December 31, 2005 we accounted for our investment as an equity investment but by March 31, 2006 our investment was diluted to less than 20%, and we now account for the investment on the cost basis at $1.2 million.
As of December 31, 2005 we held approximately 11% of the outstanding common shares of Moto Goldmines Limited (“Moto”), a gold exploration and development company publicly traded in Canada, with a focus on gold exploration and development in the Democratic Republic of Congo. In March 2006 we exercised our remaining one million warrants increasing our total ownership to six million common shares, and immediately afterward sold all six million common shares in a bought–deal transaction in Canada for Cdn$7.50 per share. The sale of the six million shares resulted in net proceeds to Golden Star of $39.0 million (Cdn$45.0 million) yielding a pre–tax capital gain of $30.3 million.

6. Investment in EURO
EURO’s most significant asset is its royalty from the Rosebel mine in Suriname, owned and operated by Cambior Inc. Additionally, EURO holds certain gold exploration and development mineral rights in French Guiana, which are the subject of joint venture arrangements. At March 31, 2006 we owned 53% of EURO’s outstanding common shares and as such consolidated EURO’s financial results with our own.
During the second quarter of 2006 we sold 362,029 of our EURO shares in open market transactions realizing approximately $0.7 million of cash. On June 19, 2006 we sold an additional four million EURO shares in a private transaction receiving $2.5 million of cash. The purchasers of the four million shares have agreed to pay additional consideration to Golden Star if they sell the shares at a gain.
The combined share sales during the second quarter diluted our holding in EURO‘s common shares to approximately 43%. In response to a reduced ownership position, the equity method of accounting was adopted on June 20 for our remaining interest in EURO. Under the equity accounting method, our consolidated financial statements no longer include EURO’s assets and liabilities which at March 31, 2006 included $3.2 million of net current assets, $5.6 million of tax assets, $7.0 million of bank loans and $14.9 million of derivative liabilities. The net effect of the change in accounting method resulted in recognition of $17.7 million of non-cash gains. The total gain from the change in our EURO ownership position, includes $3.2 million cash received from sale of shares and $17.7 million from the change in accounting method, is $20.9 million.
Under the equity method accounting rules, Golden Star will recognize a share of EURO’s future earnings/losses in proportion to Golden Star’s ownership position at the end of each period (currently 43%). Golden Star has a zero carrying value for its investment in EURO, and future gains and losses will not be recognized until such time as EURO’s future income offsets accumulated deficits. The value of our remaining 21.4 million EURO common shares was $31.4 million based on EURO’s closing share price June 30, 2006.
7. Deferred Exploration and Development Costs
Consolidated property expenditures on our exploration projects for the six months ended June 30, 2006 were as follows:

	Deferred				Deferred
	Exploration &				Exploration &
	Development	Capitalized		Transfer to	Development
	Costs as of	Exploration	Acquisition	mining	Costs as of
	12/31/05	Expenditures	Costs	properties	6/30/06
AFRICAN PROJECTS
Akropong trend and other Ghana	$4,947	$91	$—	$(4,209)	$829
Prestea property – Ghana	2,074	25	—	(2,099)	—
Hwini–Butre and Benso – Ghana	135,832	2,262	1,897	—	139,991
Mano River – Sierra Leone	1,285	477	—	—	1,762
Afema – Ivory Coast	1,028	314	—	—	1,342
Goulagou – Burkina Faso	18,247	96	254	—	18,597
Other Africa	1,750	232	(1,090)	—	892
SOUTH AMERICAN PROJECTS
Saramacca – Suriname	731	43	—	—	774
Bon Espoir – French Guiana	1,382	196	—	—	1,578
Other South America	256	—	—	—	256

Total	$167,532	$3,736	$1,061	$(6,308)	$166,021

8. Property, Plant and Equipment

	As of June 30, 2006			As of December 31, 2005
			Property,			Property,
	Property,		Plant and	Property,		Plant and
	Plant and		Equipment	Plant and		Equipment,
	Equipment	Accumulated	Net Book	Equipment	Accumulated	Net Book
	at Cost	Depreciation	Value	at Cost	Depreciation	Value
Bogoso/Prestea	$45,604	$10,453	$35,151	$40,802	$8,240	$32,562
Prestea Underground	2,919	—	2,919	2,748	—	2,748
Wassa	51,866	4,866	47,000	50,701	1,985	48,716
EURO Ressources	—	—	—	1,456	1,449	7
Corporate & Other	615	147	468	611	117	494

Total	$101,004	$15,466	$85,538	$96,318	$11,791	$84,527
9. Mining Properties

	As of June 30, 2006			As of December 31, 2005
			Mining			Mining
	Mining		Properties,	Mining		Properties,
	Properties at	Accumulated	Net Book	Properties at	Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Bogoso/Prestea	$48,100	$31,384	$16,716	$46,970	$28,792	$18,178
Prestea Underground	25,818	—	25,818	21,612	—	21,612
Bogoso Sulfide	13,065	—	13,065	13,065	—	13,065
Mampon	15,583	—	15,583	15,062	—	15,062
Wassa	54,421	7,998	46,423	50,810	5,104	45,706
Other	10,419	—	10,419	4,465	—	4,465

Total	$167,406	$39,382	$128,024	$151,984	$33,896	$118,088
10. Mine Construction–in–Progress
At June 30, 2006 and at December 31, 2005, mine construction–in–progress represents costs incurred for the Bogoso Sulfide Expansion Project since the beginning of 2005. Included in the total are costs of development drilling, plant equipment purchases, materials and construction costs, payments to the construction contractors, mining equipment costs, capitalized interest and pre-production stripping costs.
11. Deferred Stripping
The amount of stripping costs to be capitalized in each period is calculated by determining the tonnes of waste moved in excess of the life–of–pit average strip ratio and valuing the excess tonnage of removed waste at the average mining cost per tonne during the period. Costs are recovered in periods when the actual tonnes of waste moved are less than the average life–of–pit rate, such tonnes being valued at the rolling average cost of the waste tonnage amounts capitalized.
The capitalized component of waste rock removal costs is shown on our consolidated balance sheets in the line item titled “Deferred Stripping.” The cost impact is included in the Statements of Operations in the line item titled “Mining operations.”
During the quarter ended June 30, 2006, $0.5 million of deferred stripping costs were recovered and we expect that all remaining deferred stripping cost will be recovered by the end of the third quarter of 2006.

12. Debt

	As of	As of
	June 30, 2006	December 31, 2005
Current debt:
Bank loan – EURO Ressources (Note a)	$—	$2,667
Equipment financing loans (Note b)	4,666	4,188

Total current debt	$4,666	$6,855
Long term debt:
Bank loan – EURO Ressources (Note a)	$—	$5,000
Equipment financing loans (Note b)	14,252	11,632
Convertible notes (Note c)	48,018	47,666

Total long term debt	$62,270	$64,298

(a)	Bank debt – As a result of the sale of the EURO shares in June 2006 (see Note 6) Golden Star no longer consolidates the financial statements of EURO as of June 30, 2006. Therefore the EURO bank loan is not included within consolidated debt as of June 30, 2006.

(b)	Equipment financing credit facility – We have established an equipment financing facility between Caterpillar Financial Services Corporation, BGL and WGL, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for a mixture of new and used mining equipment. This facility is reviewed annually. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw–down is fixed at the date of the draw–down using the Federal Reserve Bank 2–year or 5–year swap rate or LIBOR plus 2.38%. As of June 30, 2006, $18.9 million was outstanding under this facility. The average interest rate on the outstanding loans is approximately 6.7%. We estimate the fair value of the equipment financing facility to be approximately $16.2 million at June 30, 2006.

(c)	Convertible notes – We sold $50 million of senior unsecured convertible notes to a private investment fund on April 15, 2005. These notes, maturing on April 15, 2009, were issued at par and bear interest at 6.85% with a conversion price of $4.50 per common share. At the maturity date, we have the option, to repay the outstanding notes with i.) cash, ii.) by issuing common shares to the note holders or iii.) a combination of cash and common shares. For any notes repaid in common shares the number of shares will be determined by dividing the loan balance by an amount equal to 95% of the average price of the 20 trading day period ended five days before the notes are due. Due to the beneficial conversion feature, approximately $47.1 million of the note balance was initially classified as a liability and $2.9 million was classified as equity. Periodic accretion will increase the liability to the full $50 million amount due (after adjustments, if any, for converted notes) by the end of the note term. The periodic accretion is included in interest expense. A total of $4.0 million of interest on the convertible notes was capitalized as Bogoso sulfide expansion project costs. We estimate the fair value of the convertible notes to be essentially equal to their carrying value at June 30, 2006.
13. Derivatives
EURO – In January 2005, EURO, then a majority owned subsidiary, entered into a series of derivative contracts in conjunction with a $6.0 million loan agreement. EURO’s derivatives are tied to a future stream of gold royalty payments EURO expects to receive from Cambior Inc., which purchased a mining property interest from Golden Star in 2002. Golden Star originally owned the royalty but sold the royalty to EURO in 2004. In September 2005, EURO entered into a second set of derivative contracts related to a further $3.0 million debt facility.
During 2005, we recorded a realized derivative loss of $0.5 million for cash settlement of the first four quarterly tranches and we recorded $9.6 million of unrealized, non–cash mark–to–market losses as of December 31, 2005. At June 30, 2006 we recorded $0.8 million payments to EURO’s counterparties for expiring positions and an additional $4.1 million mark–to–market loss for the period ended June 19, 2006.
As a result of the sale of the EURO shares in June 2006, (see Note 6) Golden Star is not required to consolidate the financial statements of EURO as of June 30, 2006. Therefore the EURO derivative contract liability is no longer included in our consolidated derivatives as of June 30, 2006.
Gold Derivatives – To provide gold price protection during the 2005/2006 construction phase of the Bogoso Sulfide Expansion Project, we purchased a series of gold puts. The first purchase occurred in the second quarter of 2005 when we purchased put options on 140,000 ounces of gold at an average floor price of $409.75, paying approximately $1.0 million in cash for the options.
We purchased an additional 90,000 put options in the third quarter of 2005 locking in a $400 per ounce floor for each of the 90,000 ounces. Increases in gold price during the first six of 2006 resulted in a nil value for the puts at June 30, 2006. This was $0.1 million less than the value at December 31, 2005 and approximately $1.0 million less than the initial purchase cost. We have 112,500 ounces of put options with an average strike price of $404 per ounce remaining at June 30, 2006.
To acquire the put options in the third quarter of 2005, we sold 90,000 ounces of call options with a strike price of $525 per ounce. The revenue from the sale of the call options exactly offset the cost of the put options bought in the same quarter. At the beginning of 2006 there were 65,000 call options outstanding. During the second quarter of 2006 we bought back 30,000 ounces of call options for $2.6 million. Lower gold prices at June 30, 2006 resulted in a $0.3 million decrease in settlement costs of the calls and accordingly we recorded a $0.4 million mark–to–market gain on the calls. In addition call options for 17,000 ounces were exercised during the first half of 2006 requiring a $1.5 million payment to the counterparty. The payment is included in derivative loss in the Statement of Operations. At June 30, 2006 our gold call obligation consists of 18,000 ounces at $525 per ounce.
Foreign Currency Forward Positions – To help control the potential adverse impact of fluctuations in foreign currency exchange rates on the cost of equipment and materials we expect to purchase during the 2006 construction phase of the Bogoso Sulfide Expansion Project, we entered into Rand forward contracts. These contracts, established without cost, had a fair value of $(1.0) million and $1.0 million at June 30, 2006 and December 31, 2005, respectively.

The following table summarizes our derivative contracts at June 30, 2006:

				Total/
At June 30, 2006	2006	2007	Thereafter	Average
Gold put options
Ounces (thousands)	75	37.5	—	112.5
Average price per ounce ($)	405	404	—	404
Gold call options
Ounces (thousands)	12	6	—	18
Average price per ounce ($)	525	525	—	525
Foreign exchange forward contracts
South African Rand (millions)	31.5	—	—	31.5
Average rate (ZAR/$)	6.3	—	—	6.3
The puts, calls and foreign exchange forward contracts are comprised of numerous individual contracts each with a different settlement date.

		Fair value of
		EURO		Six months
	June 30,	derivative on	December 31,	(Expense)/
Fair Value of Derivatives	2006	June 19, 2006	2005	Gain
Cash–settled forward gold price agreements	$—	$(13,707)	$(9,560)	$(4,147)
Puts	12	—	74	(62)
Calls	(1,944)	—	(2,250)	306
Rand forward purchases	(984)	—	1,146	(2,130)
Euros forward purchases	—	—	(162)	162

Unrealized loss	$(2,916)	$(13,707)	$(10,752)	$(5,871)

Realized losses:				(757)
Cash–settled forward gold price agreements
Calls				(4,100)

Total gains/(losses)				$(10,728)
14. Asset Retirement Obligations
Our Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future closure costs associated with reclamation, demolition and stabilization of our Bogoso/Prestea and Wassa mining and ore processing properties. Included in this liability are the costs of mine closure and reclamation, processing plant and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on—going reclamation costs will be incurred prior to mine closure. These costs are recorded against the current ARO provision.
The changes in the carrying amount of the ARO were as follows:

Balance at December 31, 2005	$11,393
Accretion expense	354
Cost of reclamation work performed	(523)
New AROs incurred during the period	1,129

Balance at June 30, 2006	$12,353

Current portion	$2,735
Long term portion	$9,618

15. Commitments and Contingencies
Our commitments and contingencies include the following items:
(a)	Environmental Regulations – The Company’s mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. As such we cannot predict the full amount of our future expenditure to comply with these laws and regulations. We conduct our operations so as to protect the environment and believe our operations are in compliance with applicable laws and regulations in all material respects.

(b)	Environmental Bonding in Ghana – In 2005, pursuant to a reclamation bonding agreement between the Ghana Environmental Protection Agency (“EPA”) and WGL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. In addition, pursuant to a bonding agreement between the EPA and BGL we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit.

(c)	Cash Restricted for Environmental Rehabilitation Liabilities – In 1999, we were required, according to the acquisition agreement with the sellers of BGL, to restrict $6.0 million of cash to be used for the ongoing and final reclamation and closure costs at Bogoso. Between 1999 and 2001 we withdrew $2.6 million of the restricted cash to cover our out–of–pocket cash reclamation costs. There have been no disbursements of the restricted cash since 2001. Now that BGL has met the EPA’s environmental bonding requirements, we will seek to amend the agreement with the original sellers of BGL and obtain their consent to allow us to withdraw the remaining restricted cash which now totals $3.5 million.

(d)	Royalties –
(i)	Dunkwa Properties: As part of the acquisition of the Dunkwa properties in August 2003, we agreed to pay the seller a net smelter return royalty on future gold production from the Mansiso and Asikuma properties. Per the acquisition agreement, there will be no royalty due on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices at or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

(ii)	Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 6% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and Wassa.

(iii)	Benso: Benso is subject a 1.5% net smelter return royalty and a $1.00 per ounce gold production royalty. The smelter return royalty may be purchased for $4.0 million (or $6.0 million if a feasibility study indicates more than 3.5 million ounces of recoverable gold) and the gold production royalty may be purchased for $0.5 million.

(iv)	Prestea Underground – The Prestea Underground is subject to a 2.5% net profits interest on future income. Ownership of the 2.5% net profit interest is currently held by the bankruptcy trustee overseeing liquidation of Prestea Gold Resources Limited, our former joint venture partner in the Prestea Underground.
(e)	Afema Project – On March 29, 2005 we entered into an agreement with Societe d’Etat pour le Developpement Minier de la Cote d’Ivoire (“SO.DE.MI.”), the Cote d’Ivoire state mining and exploration company, to acquire their 90% interest in the Afema gold property in south–east Cote d’Ivoire. A $0.1 million initial payment to SO.DE.MI. provided us the right to carry out a six month detailed technical due diligence program. On September 30, 2005 a six month extension to March 29, 2006 was granted by SO.DE.MI. to allow Golden Star to carry out further due diligence work and to analyze the large quantity of data collected during 2005. On March 14, 2006, we contacted SO.DE.MI. clarifying that (i) Golden Star will be indemnified in respect of the past environmental degradation at Afema, and (ii) that no other claims against the property exist. SO.DE.MI. is still considering its response to the latter question and hence the option remains unexercised pending their decision. In addition to the acquisition payments, we agreed to pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty is indexed to the gold price and ranges from 2% of net smelter returns at gold prices below $300 per ounce to 3.5% of net smelter returns for gold prices exceeding $525 per ounce. If we proceed with the $1.5 million payment to acquire full rights to the property, the purchase agreement requires us to spend an additional $3.5 million on exploration work at Afema, subject to exploration success, over the following three and a half years.

(f)	We are engaged in routine litigation incidental to our business. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of non–compliance with environmental laws and regulations.
16. Share Capital
Changes in share capital during the six months ended June 30, 2006 were:

	Shares	Amount
Balance as of December 31, 2005	205,954,582	$522,510
Common shares issued:
Option exercises	1,815,176	4,566
Reclassification of warrants to capital surplus	—	(2,575)
Bonus shares and other	4,000	(134)

Balance as of June 30, 2006	207,773,758	$524,367
17. Warrants
The following warrants were outstanding as of June 30, 2006:

		Warrants
Issued with:	Date issued	outstanding	Exercise price	Expiration date
Equity offering	February 14, 2003	8,448,334	Cdn$4.60	February 14, 2007
St. Jude acquisition	December 21, 2005	3,240,000	Cdn$4.17	November 20, 2008

Total		11,688,334
The 8.4 million warrants expiring February 14, 2007 are traded on the Toronto Stock Exchange under the symbol GSC.WT.A. No warrants were exercised during the six months ended June 30, 2005 and 2006.
18. Stock Based Compensation
Stock Options – We have one stock option plan, the 1997 Stock Option Plan, as amended (the “Plan”) and options are granted under this plan from time to time at the discretion of the Compensation Committee. Options granted are non–assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the GSR Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock. Options take the form of non–qualified stock options, and the exercise price of each option is not less than the market price of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Compensation Committee.
In addition to options issued under the Plan, 2,533,176 options were issued to various employees of St. Jude in exchange for St Jude options of which 864,000 remain unexercised as of June 30, 2006. All of the remaining unexercised options held by St. Jude employees are vested. All figures shown below include the options issued to St. Jude employees.
Amounts recognized in the statements of operations with respect to the Plan are as follows:

	Six months ended June 30,
	2006	2005
Total cost during the period	$1,045	$802
Amount of related income tax benefit recognized to income	—	—
We granted 746,000 and 514,000 options during the six months ended June 30, 2006 and June 30, 2005, respectively. The Company recognized $1.0 million and $0.9 million of non–cash compensation expense in the six months ended June 30, 2006 and 2005, respectively.
The fair value of options granted during the first six months of 2006 and 2005 were estimated at the grant dates using the Black–Scholes option–pricing model based on the assumptions noted in the following table:

	Six months ended June 30,
	2006	2005
Expected volatility	62.5% to 96.1%	34.9%
Risk–free interest rate	2.44% to 2.78%	3.15% to 3.52%
Expected lives	3.5 to 5 years	3.5 to 5 years
Dividend yield	0%	0%
Expected volatilities are based on the historical volatility of Golden Star’s shares. Golden Star uses historical data to estimate share option exercise and employee departure behavior used in the Black–Scholes model; groups of employees that have similar historical behavior are considered separately for valuation purposes. The expected term of the options granted is derived from the output of the option pricing model and represents the period of time that the option granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different post–vesting behaviors. The risk–free rate for periods within the contractual term of the option is based on the Canadian Chartered Bank Administered Interest rates in effect at the time of the grant.
A summary of option activity under the Plan as of June 30, 2006 and changes during the six months then ended is presented below:

			Weighted–
		Weighted–	Average
		Average	Remaining	Aggregate
	Options	Exercise price	Contractual	intrinsic value
	(000’)	(Cdn$)	Term (Years)	($000)
Outstanding as of December 31, 2005	7,390	2.75	—	—
Granted	746	3.94	—	—
Exercised	(1,815)	1.97	—	—
Forfeited	(136)	7.07	—	—

Outstanding as of June 30, 2006	6,185	2.99	5.7	7,174

Exercisable at June 30, 2006	4,026	1.78	4.2	$7,174
The weighted–average grant date fair value of share options granted during the six months ended June 30, 2006 and June 30, 2005 was Cdn$2.50 and Cdn$1.58, respectively. The intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $2.1 million and $0.1 million, respectively.
A summary of the status of non–vested options at June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

		Weighted
		average grant
	Number of	date fair value
	options (‘000)	(Cdn$)
Nonvested at January 1, 2006	155	2.03
Granted	746	1.84
Vested	(610)	1.84
Forfeited	(71)	2.09

Nonvested at June 30, 2006	220	1.88
As of June 30, 2006 there was a total unrecognized compensation cost of $1.0 million related to non–vested share–based compensation granted under the Plan. That cost is expected to be recognized over a weighted–average period of 2.8 years. The total fair values of shares vested during the six months ended June 30, 2006 and 2005 were Cdn$1.1 million and Cdn$0.4 million, respectively.
Stock Bonus Plan – In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full–time or part–time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock of which 495,162 common shares had been issued as of June 30, 2006.

During the six months ended June 30, 2006 and 2005 we issued 4,000 and 45,342 common shares, respectively, to employees under the Bonus Plan.
19. Income Taxes
Income tax (expense)/benefit attributable to net income before income taxes consists of:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Current
Canada	$—	$—	$(4,926)	$—
Foreign	—	—	—	—
Future
Canada	3,117	—	3,118	—
Foreign	(11,411)	(33)	(5,163)	21

Total	$(8,294)	$(33)	$(6,971)	$21
The current tax expense recorded for the six months ended June 30, 2006 is for the gain on sale of the Moto shares. The Canadian future tax benefit recorded relates primarily to exploration expenditures incurred by St. Jude. The foreign future tax expense recorded for the six months ended June 30, 2006 relates primarily to the sale of EURO (see Note 6), derivative losses incurred, and the decrease in the Ghanaian tax rate. Golden Star records a valuation allowance against any portion of its remaining future income tax assets that it believes will, more likely than not, fail to be realized.
20. Earnings per Common Share
The following table provides a reconciliation between basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income/(loss)	$14,424	$(3,695)	$33,447	$(5,918)

Weighted average number of common shares (millions)	207.1	142.4	207.2	142.4
Dilutive securities:
Options	1.9	1.7	2.0	1.9
Warrants	—	0.1	—	0.2

Weighted average number of diluted shares	209.0	144.2	209.2	144.5

Basic earnings/(loss) per share	$0.070	$(0.026)	$0.161	$(0.042)
Diluted earnings/(loss) per share	$0.069	$(0.026)	$0.160	$(0.042)
21. Supplemental Cash Flow Information
No cash income taxes were paid during the six months ended June 30, 2006 and 2005. Cash paid for interest was $2.5 million and $0.4 million for June 30, 2006 and 2005, respectively. A total of $11,000 and nil of depreciation was included in general and administrative costs or was capitalized into projects for the quarters ended June 30, 2006 and 2005, respectively.
22. Operations by Segment and Geographic Area
The following segment and geographic data includes revenues based on product shipment origin and long–lived assets based on physical location. The corporate entity is incorporated in Canada.

	Africa – Ghana
As of and for the	Bogoso/			South
three months ended June 30,	Prestea	Wassa	Other	America	Corporate	Total
2006
Revenues	$14,903	$13,851	$2	$2,119	$645	$31,520
Net income/(loss)	2,039	(114)	(601)	(5,263)	18,363	14,424
Total assets	234,632	105,432	206,224	1,031	55,343	602,662
2005
Revenues	$14,233	$9,190	$—	$1,050	$450	$24,923
Net income/(loss)	1,769	(2,627)	—	469	(3,306)	(3,695)
Total assets	103,221	90,126	35,264	3,301	78,115	310,027

	Africa – Ghana
As of and for the	Bogoso/			South
six months ended June 30,	Prestea	Wassa	Other	America	Corporate	Total
2006
Revenues	$26,457	$27,279	$17	$3,984	$1,175	$58,912
Net income/(loss)	857	(2,251)	3,024	(8,335)	40,152	33,447
Total assets	234,632	105,432	206,224	1,031	55,343	602,662
2005
Revenues	$30,950	$9,190	$—	$2,119	$715	$42,974
Net income/(loss)	3,595	(2,676)	—	407	(7,244)	(5,918)
Total assets	103,221	90,126	35,264	3,301	78,115	310,027
23. Related Parties
During the first half of 2006 we obtained legal services from a legal firm to which our Chairman is counsel. Total value of all services purchased from this law firm during the first half was $0.6 million. Our Chairman did not personally perform any legal services for us during the first quarter nor did he benefit directly or indirectly from payments for the services performed by the firm.
During the first quarter of 2006, a corporation controlled by Michael A. Terrell, a director of Golden Star, provided management services to St. Jude for which it was paid Cdn$0.13 million. Mr. Terrell became a director of Golden Star following our acquisition of St. Jude in December 2005. Mr. Terrell’s company ceased providing services to St. Jude at March 31, 2006.
24. Financial Instruments
Fair Value – Our financial instruments are comprised of cash, short term investments, accounts receivable, restricted cash, accounts payable, accrued liabilities, accrued wages, payroll taxes, derivatives and debt. The fair value of cash and short term investments, derivatives, accounts receivable, accounts payable, accrued liabilities and accrued wages, payroll taxes and current debt equals their carrying value due to the short term nature of these items. The fair value of restricted cash is equal to the carrying value as the cash is invested in short term, high–quality instruments.
25. Generally Accepted Accounting Principles in the United States
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.

(a) Consolidated Balance Sheets Under US GAAP

	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$20,882	$89,709
Short term investments	21,080	—
Accounts receivable	7,339	6,560
Inventories	35,801	23,181
Future tax assets	—	6,248
Fair value of derivatives	12	1,220
Deposits	9,637	5,185
Other current assets	492	686

Total current assets	95,243	132,789

Restricted cash	5,093	3,865
Long term investments (Notes d1 and d2)	—	15,182
Deferred exploration and development costs (Notes d3 and d4)	—	—
Property, plant and equipment (Note d5)	84,824	83,813
Mine construction in progress	115,257	36,707
Mining properties (Notes d3, d4 and d5)	239,119	237,153
Deferred stripping (Note d6)	—	1,548
Loan acquisition costs	766	1,020
Future tax asset	4,456	8,223
Other assets	592	1,124

Total assets	$545,350	$522,443

LIABILITIES
Current liabilities	$51,962	$40,815
Long term debt (Note 7)	64,253	66,632
Asset retirement obligations	9,618	8,286
Future tax liability	42,263	45,072
Fair value of long term derivatives	—	7,263

Total liabilities	168,096	168,068

Minority interest	2,070	1,964
Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Share capital (Note d8)	521,398	519,540
Contributed surplus	10,625	8,294
Accumulated comprehensive income and other (Note d2)	—	8,179
Deficit	(156,839)	(183,602)

Total shareholders’ equity	375,184	352,411
Total liabilities and shareholders’ equity	$545,350	$522,443

(b) Consolidated Statements of Operations under US GAAP

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net income under Cdn GAAP	$14,424	$(3,695)	$33,447	$(5,918)
Deferred exploration expenditures expensed per US GAAP (Note d3)	(4,947)	999	(7,833)	(3,575)
Impact of start-up accounting	—	(1,072)	—	(5,725)
Depreciation and amortization differences – Wassa (Note d5)	262	—	1,737	—
Write-off of deferred exploration properties (Note d3)	—	—	—	1,083
Other (Notes d3 and d7)	509	180	505	220

Net income/(loss) under US GAAP before minority interest	10,248	(3,588)	27,856	(13,915)
Minority interest, as adjusted	(220)	54	(62)	56

Net income/(loss) under US GAAP	10,028	(3,534)	27,794	(13,859)
Other comprehensive income – gain on marketable securities (Note d2)	—	(156)	—	893

Comprehensive income/(loss)	$10,028	$(3,690)	$27,794	$(12,966)

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.048	$(0.025)	$0.134	$(0.097)
Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.047	$(0.024)	$0.133	$(0.090)

(c) Consolidated Statements of Cash Flows under US GAAP

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Cash provided by (used in):
Operating activities	$(4,984)	$(4,243)	$(13,407)	$(11,284)
Investing activities	(60,072)	(44,146)	(60,312)	(39,712)
Financing activities	(845)	49,756	4,892	56,505

Increase/(Decrease) in cash and cash equivalents	(65,901)	1,367	(68,827)	5,509
Cash and cash equivalent beginning of period	86,783	17,019	89,709	12,877

Cash and cash equivalents end of period	$20,822	$18,386	$20,822	$18,386

(d) Notes:
(1)	Minority investments in entities whose major business is mineral exploration are deemed for US GAAP to be equivalent to exploration spending and are expensed as incurred.

(2)	Under US GAAP, investments in marketable equity securities are marked to fair value at the end of each period with gains and losses recognized in the statement of operations. Under Cdn GAAP gains and losses on marketable equity securities are noted in the foot notes and recognized in the statement of operations only when the investment is sold.

(3)	Under US GAAP, exploration, acquisition (except for Purchase Accounting costs) and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

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

(5)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it can be shown that it is capable of producing its intended product. Under Cdn GAAP new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity. As such, the new Wassa mine and processing operation was placed in service on January 1, 2005 for US GAAP purposes and was placed in service on April 1, 2005 for Cdn GAAP purposes. All operating expenses, including ARO accretion, depreciation, depletion and amortization and work in process inventory adjustments were recognized in the statement of operations for US GAAP during the first quarter of 2005 while such costs were capitalized net of revenues generated for Cdn GAAP.

(6)	In March 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board issued statement 04-6 “Accounting for Stripping Costs Incurred During Production in the Mining Industry” (“EITF 04-6”) which precludes deferral of stripping costs during a mine’s production phase. EITF 04-6 requires that deferred stripping costs be considered a variable production cost. The new pronouncement is effective January 1, 2006 and transition provisions allow any remaining balances in deferred stripping asset accounts to be closed directly to retained earnings on January 1, 2006. In Canada the Emerging Issues Committee (“EIC”) has issued EIC 160 “Stripping Costs Incurred in the Production Phase of the Mining Operation” which concludes that deferred stripping costs during the production phase of a mine’s life should generally be considered a variable production cost and included in the cost of inventory unless it can be shown that the stripping costs represent a betterment to the mineral property.

(7)	For US GAAP purposes, 100% of the $50.0 million of convertible notes issued in the second quarter of 2005 was classified as a liability. Under Cdn GAAP, the fair value of the conversion feature is classified as equity and the balance is classified as a liability. Under Cdn GAAP, the liability portion is accreted each period in amounts which will increase the liability to its full amount as of the maturity date and the accretion is recorded as interest expense.

(8)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP) — under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP.

(9)	In December 2004, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 123R “Share-Based Payment, amending SFAS No. 123” (“SFAS 123R”), effective beginning our first quarter of fiscal 2006. SFAS 123R requires the Company to expense stock options based on grant date fair value in its financial statements. Further, the SFAS 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff

Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted the optional provisions of SFAS No. 123 in 2003 and have expensed share based payments since that time. We have expanded share-based payment disclosures as required by of SFAS 123R at March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 25 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to August 8, 2006.
OUR BUSINESS
Through our subsidiaries we own a controlling interest in four significant gold properties in southern Ghana in West Africa: the Bogoso/Prestea property, which is comprised of the adjoining Bogoso and Prestea surface mining leases (“Bogoso/Prestea”), the Prestea Underground property (“Prestea Underground”), the Wassa property (“Wassa”), and the Hwini–Butre and Benso concessions (“St. Jude Properties”). In addition to these gold properties we hold various other exploration rights and interests and are actively exploring in a variety of locations in West Africa and South America.
Bogoso/Prestea is owned by our 90% owned subsidiary Bogoso Gold Limited (“BGL”) which was acquired in 1999. Bogoso/Prestea produced and sold approximately 132,000 ounces of gold during 2005.
Through another 90% owned subsidiary, Wexford Goldfields Limited (“WGL”), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Construction and commissioning of Wassa’s new processing plant and open pit mine was completed at the end of March 2005 and the project was placed in service on April 1, 2005. Wassa produced and sold approximately 69,000 ounces of gold in 2005 following its April 2005 in–service date.
The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. BGL owns a 90% operating interest in the Prestea Underground. We are currently conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.
Through our 100% owned subsidiary, St. Jude Resources Ltd. (“St. Jude”), we own the St. Jude Properties in southwest Ghana. The St. Jude Properties consist of the Hwini–Butre and Benso concessions which together cover an area of 201 square kilometers. Both concessions contain undeveloped zones of gold mineralization. The Hwini-Butre and Benso concessions are located approximately 80 and 40 kilometers south of Wassa, respectively. The mineralized zones have been delineated through the efforts of the prior owner who conducted extensive exploration work from the mid–1990s to 2005.
We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. We hold indirect interests in gold exploration properties in Peru and Chile through a 16% shareholding investment in Goldmin Consolidated Holdings. We also own a 43% interest in EURO Ressources S.A. (“EURO”), a French publicly–traded royalty holding company which owns a royalty interest based on gold production at Cambior Inc.’s Rosebel gold mine in Suriname.

Our corporate headquarters are located in Littleton, Colorado, USA. Our accounting records are kept in compliance with Canadian GAAP and all of our operations, except for certain exploration projects keep financial records in US dollars.
NON–GAAP FINANCIAL MEASURES
In this Form 10–Q, we use the terms “total operating cost per ounce,” “total cash cost per ounce” and “cash operating cost per ounce.”
Total operating cost per ounce is equal to “Total mine operating costs” for the period, as found on our consolidated statements of operations, divided by the ounces of gold sold in the period. Total mine operating costs include all mine–site operating costs, including the costs of mining, processing, maintenance, work-in-process inventory changes, mine–site overhead, production taxes and royalties, mine site depreciation, depletion, amortization, asset retirement obligations and by–product credits, but do not include exploration costs, corporate general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, mark–to–market gains and losses on derivatives, foreign currency gains and losses, gains and losses on investments and income tax.
Total cash cost per ounce for a period is equal to “Mining operations” costs for the period, as found on our consolidated statements of operations, divided by the number of ounces of gold sold during the period.
Cash operating cost per ounce for a period is equal to “total cash costs” for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period.
The calculations of total cash cost per ounce and cash operating cost per ounce are in compliance with an industry standard for such measures established in 1996 by the Gold Institute, a non–profit industry group.
The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce.”
Derivation of Total Mine Operating Cost

	For the six months ended June 30, 2006
	Wassa	Bogoso/Prestea	Combined

Mining operations	$23,181	$21,370	$44,551
Mining related depreciation and amortization	5,775	5,030	10,805
Accretion of asset retirement obligations	102	251	354
Total mine operating costs	$29,059	$26,651	$55,710

Ounces sold	46,019	44,128	90,147

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$631	$604	$618
Less depreciation and amortization ($/oz)	125	114	120
Less accretion of asset retirement obligations ($/oz)	2	6	4
Total cash cost ($/oz)	504	484	494
Less royalties and production taxes ($/oz)	18	18	17
Cash operating cost per ounce ($/oz)	486	466	477

Derivation of Total Mine Operating Cost

	For the six months ended June 30, 2005
	Wassa	Bogoso/Prestea	Combined

Mining operations	$10,105	$21,861	$31,966
Mining related depreciation and amortization	1,699	4,214	5,913
Accretion of asset retirement obligations	95	273	368
Total mine operating costs	$11,899	$26,348	$38,247

Ounces sold	20,739	72,364	93,103

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$574	$364	$411
Less depreciation and amortization ($/oz)	82	58	64
Less accretion of asset retirement obligations ($/oz)	5	4	4
Total cash cost ($/oz)	487	302	343
Less royalties and production taxes ($/oz)	15	13	13
Cash operating cost per ounce ($/oz)	472	289	330
Derivation of Total Mine Operating Cost

	For the three months ended June 30, 2006
	Wassa	Bogoso/Prestea	Combined

Mining operations	$10,983	$10,106	$21,089
Mining related depreciation and amortization	2,650	2,578	5,228
Accretion of asset retirement obligations	54	132	186
Total mine operating costs	$13,687	$12,816	$26,503

Ounces sold	21,814	23,393	45,207

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$627	$548	$586
Less depreciation and amortization ($/oz)	121	110	116
Less accretion of asset retirement obligations ($/oz)	2	6	4
Total cash cost ($/oz)	504	432	466
Less royalties and production taxes ($/oz)	17	19	18
Cash operating cost per ounce ($/oz)	487	413	448
Derivation of Total Mine Operating Cost

	For the three months ended June 30, 2005
	Wassa	Bogoso/Prestea	Combined

Mining operations	$10,105	$9,785	$19,890
Mining related depreciation and amortization	1,699	2,042	3,741
Accretion of asset retirement obligations	95	86	181
Total mine operating costs	$11,899	$11,913	$23,812

Ounces sold	20,739	33,199	53,938

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$574	$359	$441
Less depreciation and amortization ($/oz)	82	62	69
Less accretion of asset retirement obligations ($/oz)	5	3	3
Total cash cost ($/oz)	487	294	369
Less royalties and production taxes ($/oz)	15	13	14
Cash operating cost per ounce ($/oz)	472	281	355

Total cash cost per ounce and cash operating cost per ounce should be considered as non–GAAP financial measures as defined in SEC Regulation S–K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are material limitations associated with the use of such non–GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non–operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Changes in numerous factors including, but not limited to, mining rates, milling rates, gold grade, gold recovery, costs of labor, consumables and mine site general and administrative activities can cause these measures to increase or decrease. We believe that these measures are the same as, or similar to the measures of other gold mining companies, but may not be comparable to similarly titled measures in every instance.
Ownership – All figures and amounts in this Item 2 are shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital has been repaid, the Government of Ghana would receive 10% of the dividends distributed from the subsidiaries owning the Bogoso/Prestea and Wassa mines.
Restatement of Prior Periods – In early 2006, it was determined that hedge accounting had been improperly applied by our subsidiary, EURO for its cash–settled forward gold price agreements during the first three quarters of 2005. As a result, our Form 10–Qs for the first three quarters of 2005 have been amended to apply derivative accounting rather than hedge accounting to EURO’s derivatives. In this Form 10-Q, comparative amounts from the quarter and six months ended June 30, 2005 reflect this restatement.
BUSINESS STRATEGY AND DEVELOPMENT
Since 1999, our business and development strategy has been focused primarily on the acquisition of producing and development stage gold properties in Ghana and on the exploration, development and operation of these properties. Since 1999, our exploration efforts have been focused on Ghana, other West African countries and South America.
In line with our business strategy, we acquired Bogoso in 1999 and have operated the Bogoso processing plant since that time. In 2001, we acquired Prestea and have been mining at Prestea since late 2001. In late 2002, we acquired Wassa and following completion of a feasibility study, constructed a new CIL processing plant at Wassa which began commercial operation in April 2005. We are currently constructing a new BIOX® processing plant at Bogoso designed to expand annual processing through-put at Bogoso/Prestea from approximately 1.5 million tonnes per annum to approximately 5.0 million tonnes per annum. Based on currently known reserves we expect a mine life of approximately seven years at Bogoso/Prestea. Achievement of this target is subject to numerous risks. See the discussion of Risk Factors in Item 1A of our 2005 Form 10–K.
In late 2005, we acquired the St. Jude Properties where we are carrying out geological and engineering studies to determine the economic feasibility of these undeveloped gold properties.
Our overall objective since 1999 has been to grow our business to become a mid–tier gold producer with annual production of approximately 500,000 ounces, a goal we anticipate reaching in 2007. We continue to evaluate potential acquisition and merger opportunities which could further increase our annual gold production, however we presently have no agreement or understanding with respect to any specific potential transaction.

SIGNIFICANT TRENDS AND EVENTS DURING THE FIRST SIX MONTHS OF 2006
Sale of Shares of Moto Goldmines Limited
In March 2006, we exercised our remaining one million Moto Goldmines Limited (“Moto”) warrants bringing our total ownership in Moto to six million common shares and immediately afterward sold all six million common shares in a bought–deal transaction in Canada for Cdn$7.50 per share. The sale of the six million shares resulted in net proceeds to Golden Star of $38.9 million (Cdn$45.0 million). The sale realized approximately $30.3 million of pre–tax capital gain for Golden Star, which was recognized in income in the first quarter. A $4.9 million non–cash tax expense was recognized on the gain.
Gold Prices
Gold prices have generally trended upward during the last five years, from a low of just under $260 per ounce in early 2001 to a high of $725 per ounce in May 2006. Much of the price increase during this period appears to be related to the fall in the value of the US dollar against other major foreign currencies, but in recent quarters prices appears to be responding to additional influences including an increased demand for gold as an investment and geo-political instability. Our realized gold price for shipments during the first six months of 2006 averaged $594 per ounce, as compared to $426 per ounce in the same period of 2005.
Bogoso Sulfide Expansion Project
Construction at the Bogoso Sulfide Expansion Project (“BSEP”) remains on budget and it is now expected that commissioning will commence in the latter part of the third quarter of 2006, which is earlier than our original estimates.
The BSEP is designed to significantly expand processing capacity at Bogoso/Prestea. Current production of 1.5 million tonnes per annum from the existing Carbon-in-leach (“CIL”) plant will be increased to a projected total capacity of approximately 5.0 million tonnes per annum from the combined oxide and sulfide plants. The new BIOX® plant will utilize the BIOX® bio-oxidation process marketed by a subsidiary of Gold Fields Limited. Gold Field’s BIOX® technology is currently being used in eleven gold processing plants operating or under-development worldwide. Upon completion, the Bogoso/Prestea sulfide plant will be the largest operating BIOX® plant in the world.
Progress on the BSEP includes the following:
•	The gyratory crusher, associated conveyors, crushed ore stockpile and reclaim system are substantially complete and dry commissioning has commenced;

•	The CIL tanks are substantially complete and ready for dry commissioning;

•	The first three blowers to supply air to the BIOX® tanks have been delivered to the site and are in various stages of installation. The three remaining blowers are to be delivered progressively;

•	The grinding and classification section is approaching completion and commissioning;

•	The first bank of cooling towers has been built and are ready for commissioning. These cooling towers are required to maintain the BIOX® tanks within a specified temperature range for optimal operation;

•	The civil work for the flotation circuit has been completed and steel erection has commenced;

•	The BIOX® tanks, neutralization tanks and associated thickeners are erected, and of the 62 kilometers of stainless steel welding required, approximately 92% is complete;

•	The activity levels of the BIOX® bacteria has reached satisfactory levels and the quantity of material has been grown to 100 cubic meters. We have also drawn off and stored about 40 cubic meters of inoculate.

•	Electrical and piping construction is underway, as is work on the elution circuit, gold room, laboratory and tailings storage facility; and

•	Pre-stripping of the sulfide pits to create a stockpile of transition and sulfide ore for the BIOX® plant is progressing well. Approximately 800,000 tonnes of ore is expected to be in the stockpile by the end of September.
Pampe Ore Body
An environmental impact study for mining of the Pampe ore body has been submitted, and development is scheduled to commence in the fourth quarter once the environmental permit and mining license have been issued. The Pampe ore body will provide oxide ore feed to the existing Bogoso processing plant once mining is completed at the Plant-North pit at Prestea late in 2006.
Sale of EURO Shares and Change in EURO Accounting
EURO’s most significant asset is its royalty from the Rosebel mine in Suriname, owned and operated by Cambior Inc. Additionally, EURO holds certain gold exploration and development mineral rights in French Guiana, which are the subject of joint venture arrangements. At March 31, 2006 we owned 53% of EURO’s outstanding common shares and as such consolidated EURO’s financial results with our own.
During the second quarter of 2006 we sold 362,029 of our EURO shares in open market transactions realizing approximately $0.7 million of cash. In addition, on June 19, 2006 we sold an additional four million EURO shares in a private transaction receiving $2.5 million of cash. The purchasers of the four million shares have agreed to pay additional consideration to Golden Star if they sell the shares at a gain. Since our investment in EURO’s shares was carried at zero value, a gain was recognized on sale of the shares in an amount essentially equal to the cash proceeds received.
The combined share sales during the second quarter diluted our holding in EURO’s common shares to approximately 43%. In response to a reduced ownership position, the equity method of accounting was adopted on June 20 for our remaining interest in EURO. Under the equity accounting method our consolidated financial statements will no longer include EURO’s assets and liabilities which at March 31, 2006 included $3.2 million of net current assets, $5.6 million of tax assets, $7.0 million of bank loans and $14.9 million of derivative liabilities. The net effect of the change in accounting method resulted in recognition of an additional $17.7 million of gain. Total gain from the change in our EURO ownership position including $3.2 million from sale of shares and $17.7 million from the change in accounting method, totaled $20.9 million.
Under the equity method accounting rules, Golden Star will recognize a share of EURO’s future earnings/losses in proportion to Golden Star’s ownership position at the end of each period (currently 43%). Golden Star has a zero carrying value for its investment in EURO, and future gains and losses will not be recognized until such time as EURO’s future income offsets accumulated deficits.
The sale of EURO shares was in line with the goals and objectives originally envisaged in the 2004 EURO restructuring plan. The goal of the restructuring plan was to establish EURO as an independent and economically viable entity that would not be dependent on Golden Star for funding and that would concurrently bring value to Golden Star’s investment.
Reduced Gold Derivatives
In June we reduced our call option position by buying back call options on 30,000 ounces of gold for a total cost of $2.6 million. We also closed 17,000 contracts upon the regular scheduled month-end settlements, leaving 18,000 call options outstanding as of July 1, 2006. The remaining 18,000 call options are scheduled to expire at a rate of 2,000 ounce per month from July 2006 to March 2007. Each of the remaining outstanding call options has a $525 strike price.
As a result of the sale of the EURO shares in June 2006, Golden Star is not required to consolidate the financial statements of EURO as of June 30, 2006. Therefore the EURO derivative contract liability is no longer included in our consolidated derivatives as of June 30, 2006.
Ore processing at Bogoso/Prestea
As has been the case since mid–2004, Bogoso/Prestea continues to deal with ores that are not well suited for processing in the existing Bogoso processing plant. The Bogoso plant was originally configured to process oxide and other non–refractory ores. Since mid–2004, when oxide ores were depleted on the north end of the Prestea property, the Bogoso processing plant has sought to process ore from the Plant–North pit at Prestea which were thought to be relatively non–refractory. The Plant–North ores have proven more difficult to treat than anticipated, and recovery and plant through–put has been lower than expected as a result. We are now stockpiling certain of the more refractory Plant–North ores as feed for the new BIOX® processing plant scheduled for start–up late in the third quarter of 2006. Additional oxide and non–refractory ore from the sulfide pit pre–stripping will supplement feed to the existing Bogoso processing plant in the third quarter, and in late 2006 we expect to start mining oxide ores from the new Pampe project located 18 kilometers west of Bogoso to feed the existing Bogoso processing plant.
RESULTS OF OPERATIONS
Second quarter 2006 compared to Second Quarter 2005
Net income totaled $14.4 million or $0.070 per share during the second quarter of 2006, versus a net loss of $(3.7) million or $(0.026) per share during the second quarter of 2005. The major factor contributing to the earnings improvement in the second quarter of 2006 was a $20.9 million pre-tax gain (consisting of a cash and an accounting gain as disclosed above) on the sale of EURO shares and the associated earnings impact of a change of accounting method to the equity method following the sale of the EURO shares. (see Trends and Events section above). Offsetting the gain on the sale of the EURO shares was a $2.1 million loss on derivatives. Derivative mark–to–market losses totaled $0.6 million in the second quarter of 2005.
While we sold 8,731 less ounces during the second quarter versus the same period of 2005, consolidated gold revenues were up $5.3 million because of higher gold prices. We received an average of $634 per ounce in the second quarter of 2006 versus $429 per ounce in the second quarter of 2005.

Bogoso’s and Wassa’s combined operations yielded a $2.1 million operating margin (“Gold sales” revenues less “Total mine operating costs” – see Statement of Operations) in the second quarter of 2006 compared to an operating margin loss of $(0.4) million in the second quarter of 2005. The major factor responsible for the improved operational results was higher gold prices, which more than offset higher operating costs.
Interest expense was lower than a year ago as more interest was capitalized into construction projects in the current quarter. A $2.3 million foreign exchange gain also contributed to the improved results versus the second quarter of 2005.

	For the three months ended		For the six months ended
	June 30,		June 30,
SUMMARY OF FINANCIAL RESULTS	2006	2005	2006	2005
Gold sold (oz)	45,207	53,938	90,147	93,103
Average realized price ($/oz)	634	429	594	426
Gold revenues (in $ thousands)	28,675	23,403	53,611	40,094
Cash flow used in operations (in $ thousands)	(1,549)	(6,732)	(7,241)	(3,098)
Net income/(loss) (in $ thousands)	14,424	(3,695)	33,447	(5,918)
Net income/(loss) per share – basic ($)	0.070	(0.026)	0.161	(0.042)
Six months ended June 30, 2006 compared to Six months ended June 30, 2005
Net income totaled $33.4 million or $0.161 per share in the six months ended June 30, 2006, versus a net loss of $(5.9) million or $(0.042) per share during the same period in 2005. The major factors contributing to the earnings improvement versus the first six months of 2005 include a $30.3 million pre-tax gain on the sale of Moto shares in the first quarter and a $20.9 million pre-tax gain from the sale of EURO shares and resultant change in accounting method in the second quarter (see Trends and Events above for additional information on the Moto and EURO share sales.) A $4.3 million improvement in foreign exchange gains, mostly on cash balances in Canada, also contributed to the improved results.
Offsetting the gain on the sale of the Moto and EURO shares was a $10.7 million loss on derivatives and $2.1 million operating margin loss (“Gold sales” revenues less “Total mine operating costs”) at the mines. The operating margin loss is mostly due to lower processing rates, grades and recovery at Bogoso/Prestea (see below for additional discussion). The $10.7 million derivative loss in the first six months of 2006 consists of $4.1 million cash payment to settle 30,000 calls, $0.8 million payments to EURO’s counter parties for expiring positions, a $4.1 million unrealized loss on EURO’s derivatives through June 19, 2006, a $2.0 million unrealized loss on our Rand and Euro forward agreements and a $0.2 million unrealized gain on the puts and calls. Derivative mark–to–market losses of $1.9 million in the first six months of 2005 were mostly related to EURO’s cash–settled forward gold price agreements.
Consolidated gold revenues for the first six months of 2006 were up $13.5 million from the same period a year ago, but the operating margin was $4.0 million lower. Higher gold prices ($594 per ounce in the six months of 2006 versus $426 per ounce in the same period of 2005) and higher gold output contributed to the increased revenues. Higher gold production at Wassa, as a result of a full six months of production, was offset by lower production at Bogoso.
The consolidated mine operating margins dropped in the first six months of 2006, due to lower gold output at Bogoso/Prestea and higher operating costs than in the first six months of 2005. Most of the increase in operating costs versus the same period of 2005 was due to the lack of Wassa operating cost during the first quarter of 2005 as the Wassa mine was not yet in service.

Bogoso/Prestea Operations
Three months ended June 30, 2006 — Bogoso/Prestea generated a $1.9 million operating margin (“Gold sales” revenues less “Total mine operating costs”) during the second quarter of 2006 on sales of 23,393 ounces of gold, versus an operating margin of $2.3 million on sales of 33,199 ounces in the second quarter of 2005. While second quarter 2006 gold sales were down 9,806 ounces versus the second quarter of 2005 due to a combination of lower plant through-put, lower ore grades and lower gold recovery, higher gold prices more than offset the lower output.
The lower plant through-put was mostly the result of harder ore, unscheduled plant maintenance and power outages. Gold recovery was adversely impacted by the ore being more refractory than expected and by the fact that deeper levels of the Plant-North pit have encountered varying rock types while a single rock type was mined and processed by the Bogoso plant during the first half of 2005. In addition, oxide ore, transition ores and other materials mined as part of the BSEP pre-stripping are being fed to the Bogoso plant.
The Bogoso processing plant processed an average of 4,065 tonnes per day during the second quarter of 2006 at an average grade of 3.57 grams per tonne, as compared to 4,157 tonnes per day at 4.54 grams per tonne in the same period in 2005. Gold recovery dropped to 55.3% from 59.3% in the second quarter of 2005.
BOGOSO/PRESTEA

	For the three months ended		For the six months ended
	June 30,		June 30,
OPERATING RESULTS	2006	2005	2006	2005
Ore mined (t)	342,560	508,685	724,319	908,829
Waste mined (t)	2,106,167	2,601,968	4,448,935	4,693,221
Ore processed (t)	369,943	378,259	705,523	769,553
Grade processed (g/t)	3.57	4.54	3.51	4.55
Recovery (%)	55.3	59.3	57.3	60.4
Gold sold (oz)	23,393	33,199	44,128	72,364
Cash operating cost ($/oz)	413	282	466	289
Royalties ($/oz)	19	13	18	13
Total cash cost ($/oz)	432	295	484	302
Cash operating costs were $413 per ounce versus $282 per ounce in the second quarter of 2005. Lower gold output was the major factor contributing to the higher unit costs.
Six months ended June 30, 2006 — Bogoso/Prestea generated a $(0.2) million operating margin loss (“Gold sales” revenues less “Total mine operating costs”) during the first six months of 2006 on sales of 44,128 ounces of gold, down from a $4.7 million operating margin on sales of 72,346 ounces in the first six months of 2005. The major factor contributing to the loss was lower gold sales, down 28,236 ounces versus the same period of 2005, due to a combination of lower plant through-put, lower ore grades and lower gold recovery.
As with the second quarter, lower plant through-put was caused mostly by harder ore, unscheduled plant maintenance and power outages during the first six months. Gold recovery was adversely impacted by the more refractory nature of the ore.
The Bogoso processing plant processed an average of 3,898 tonnes per day in the first half of 2006 at an average grade of 3.51 grams per tonne, as compared to 4,251 tonnes per day at 4.55 grams per tonne in the same period in 2005. Gold recovery dropped to 57.3% from 60.4% in the first half of 2005. We expect gold production at Bogoso to increase marginally in the third quarter and to further increase in the fourth quarter as a result of the start up of the new BIOX® processing plant at Bogoso.
While mine site operating costs were only $0.5 million higher than in the first six months of 2005, the drop in gold output increased cash operating unit costs to $466 per ounce versus $289 per ounce in the first half of 2005.
Wassa Operations
Three months ended June 30, 2006 — Wassa generated a $0.2 million operating margin (“Gold sales” revenues less “Total mine operating costs”) in the three months ended June 30, 2006 on sales of 21,814 ounces of gold, compared to an operating margin loss of $(2.7) million in the second quarter of 2005 on sales of 20,739 ounces. During the second quarter of 2006 the Wassa processing plant processed an average of 10,523 tonnes per day at an average grade of 0.84 grams per tonne with a gold recovery of 88.6%. This compares to 8,941 tonnes per day at an average grade of 1.08 grams per tonne with an 86.8% recovery in the same period of 2005. Cash operating costs averaged $487 per ounce and total cash costs averaged $504 per ounce versus $472 and $487 per ounce, respectively in the same period of 2005. Higher waste costs and higher mill through-put have contributed to increased operating costs. While cash operating costs at Wassa are essentially in line with or better than expectations, unit costs are higher than expected due to lower gold output.
WASSA

	For the three months ended		For the six months ended
	June 30,		June 30,
OPERATING RESULTS	2006	2005	2006	2005 (1)
Ore mined (t)	607,755	688,243	1,276,496	688,243
Waste mined (t)	3,179,024	1,985,833	6,628,379	1,985,833
Ore and heap leach materials processed (t)	957,642	813,624	1,934,972	813,624
Grade processed (g/t)	0.84	1.08	0.83	1.08
Recovery (%)	88.6	86.8	88.1	86.8
Gold sold (oz)	21,814	20,739	46,019	20,739
Cash operating cost ($/oz)	487	472	486	472
Royalties ($/oz)	17	15	18	15
Total cash cost ($/oz)	504	487	504	487

(1)	The Wassa mine commenced commercial production in April 2005.
While we have been successful in bringing Wassa plant through-put rates up to design level on a consistent basis, ore grades and gold recovery rates are still sub-optimal. Recent analysis indicates that excess ore dilution is adversely impacting pit ore grades. In response to the dilution, we are now reviewing blasting techniques and are also working to better define the ore zones by expanding ore zone definition drilling. It is expected that changes in blasting procedures and more detailed definition drilling should contribute to improving pit grades and higher gold output going forward.
In late June 2006 Wassa began mining the new SAK ore body located approximately 3.5 kilometers south of Wassa processing plant. The SAK ore body contains 2.0 million tonnes of gold ore at an average grade of 1.59 grams per tonne which is higher than the average 1.34 grams per tonne grade of the Wassa pits. It is expected that the SAK pit will provide approximately 100,000 tonnes per month of the higher grade ore to the Wassa plant over its 12 to 18 month life.
Six months ended June 30, 2006 – Wassa generated a $(1.8) million operating margin loss (“Gold sales” revenues less “Total mine operating costs”) in the six months ended June 30, 2006 on sales of 46,019 ounces of gold. The Wassa processing plant processed an average of 10,690 tonnes per day at an average grade of 0.83 grams per tonne with a gold recovery of 88.1%. Cash operating costs averaged $486 per ounce and total cash costs averaged $504 per ounce. The six month results are not comparable to the first six months of 2005 since Wassa was not placed in-service until April 1, 2005.
DEVELOPMENT PROJECTS
Bogoso Sulfide Expansion Project
Approximately 75% of the remaining ore reserves at Bogoso/Prestea are refractory and cannot be efficiently processed at our existing processing plant. In 2005 a decision was made to construct a new 3.5 million tonne per annum processing facility at Bogoso alongside the existing Bogoso processing plant. The new plant, which is currently under construction, will utilize the proprietary BIOX® bio–oxidation technology to treat the refractory sulfide ore. When completed late in the third quarter of 2006, the new sulfide processing plant and the existing Bogoso processing plant are together expected to process a combined 5.0 million tonnes per year.
The existing Bogoso processing plant will retain its current configuration and will continue to process non–refractory ores during the construction phase of the new BIOX® plant. After the new BIOX® processing plant comes on line, it is anticipated that the existing Bogoso processing plant will process mostly oxide ores and the new BIOX® processing plant will process mostly refractory sulfide ores and mixed oxide–refractory ores. The two plants sitting side–by–side are expected to provide operational efficiencies since they will share common management, labor, reagent inventories, warehouse parts and maintenance efforts. And with the two plants and their differing technologies, we expect to be able to process all of the ore types known to exist in the Bogoso/Prestea area.
The design and construction of the expansion project is being managed by GRD Minproc in accordance with an engineering, procurement and construction management contract.
Pre–stripping of the first two sulfide pits has commenced using mining equipment acquired in 2005 and 2006. Pre–stripping consists of 0.2 million tonnes of ore and 4.3 million tonnes of waste at June 30, 2006. The existing Bogoso processing plant will continue to process non–refractory ores from the Plant–North pit at Prestea until completion of mining in the fourth quarter of 2006. Thereafter we plan to feed the existing Bogoso processing plant with oxide ores from Pampe, Mampon and areas on the south end of the Prestea property.
We estimate that the total capital cost of the new sulfide plant project, including the expansion of the mining fleet, to be approximately $125 million, and expect construction to be completed by late 2006. We expect to spend an additional $25 million on pre–stripping, mining equipment and inventory build up. At June 30, 2006 approximately $115.2 million of the total project costs had been incurred.
In 2007, following completion and start up of the BIOX® processing plant, we expect combined gold production from the two Bogoso processing plants to total approximately 370,000 ounces at an average cash operating cost of $330 per ounce. Based on our metallurgical test work, gold recoveries from the BIOX® process are expected to average 86% and vary between 78% for near surface material and 88% for deeper, more refractory sulfides.
EXPLORATION PROJECTS
We have budgeted $16.5 million for exploration in 2006, focusing our efforts on core assets in Ghana, including the Prestea Underground and the St. Jude Properties at Hwini–Butre and Benso. Actual spending on exploration, including both capitalized and expense items totals $8.0 million through June 30, 2006. Of the total, $2.2 million has been spent at the St. Jude properties in Ghana, $1.5 million at the

Prestea Underground, $2.4 million at other development properties in Ghana, $0.4 million in South America, and $1.5 million in West Africa.
Key areas where we have been active during 2006 include:
•	Mineralized areas around the operating mines;
•	Prestea Underground, where we have intensified exploration to allow feasibility (upper levels) and scoping studies (deep levels) to be completed this year;
•	Prestea South – Bondaye area, where we plan to resume drilling of the known oxide targets to allow feasibility and permitting to be progressed in 2006; and
•	Hwini–Butre and Benso, where intensive drilling programs are currently being carried out to allow feasibility and permitting to be progressed in 2006.
We have initiated an extensive drilling program at Prestea Underground which will continue during most of 2006. We currently have two drills exploring the West Reef between the 17 and 24 levels which accomplished 6,873 meters of drilling during the first six months. It is our intention to complete an initial feasibility study by the end of 2006 which will evaluate the economic potential of restarting production from the upper levels of the Prestea Underground mine. Once drilling at West Reef is completed in the third quarter, we expect to start testing of the down dip plunge extensions of the Main Reef below the 30 level. We believe that this area has the potential to provide the best economic opportunities for significant new discoveries in the Prestea Underground.
Recent exploration results for the Hwini-Butre and Benso projects have indicated three possible new zones of gold mineralization on the Benso concession and have extended the known mineralization along-strike and down dip at the Father Brown and Adoikrom deposits on the Hwini-Butre concession.
Work at Hwini-Butre and Benso has included both diamond core drilling and RC drilling at the main prospects and RAB drilling along extensions of the mineralized structures. In addition, data from geochemical surveys carried out previously have been reviewed and the geochemical coverage has been extended to new areas believed to have geological potential for repetitions of the known mineralized structures.
Drilling to collect metallurgical and geotechnical samples has been completed. To date we have completed in excess of 6,400 meters of deep augur, 14,300 meters of rotary air blast (RAB) drilling and 7,000 meters of reverse circulation (RC) and diamond drilling.
We are assessing development scenarios for Hwini-Butre and Benso and expect to complete a feasibility study by late 2006. The most likely development scenario continues to be the mining and haulage of the high grade Hwini-Butre and Benso ore to Wassa.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2006 our cash, cash equivalents and short term investments totaled $42.0 million, down from $89.7 million at December 31, 2005. While operating activities consumed $7.2 million and investing activities used a net $66.5 million of cash during the first six months, sale of the Moto shares contributed $39.0 million of cash and sale of EURO shares contributed an additional $3.2 million. Lower gold output and the use of cash to increase operating inventories were major factors contributing to the operational consumption of cash during the first half of 2006.
Option exercises provided $3.3 million of cash and new equipment loans provided $5.5 million of cash. Loan repayments consumed $3.7 million including $1.3 for EURO’s bank loans and $2.4 million for equipment financing loans.
Of the $96.8 million spent on new capital projects during the first six months, approximately $76.2 million of the total was spent on the Bogoso sulfide expansion project and associated pre-stripping and $13.5 million was spent on other plant and equipment needs and on mine property projects mostly at Bogoso/Prestea and at Wassa. A total of $7.1 million was spent on capital exploration projects.
Liquidity Outlook
Capital expenditures plans for 2006 include the following projects:

	Amount
	(millions)
		Actual for
	Budget	six months
Capital Spending	for 2006	of 2006
Development
Bogoso Sulfide Expansion Project 1.	$89.0	57.2
Bogoso/Prestea pre–stripping, mining equipment and inventory build-up	25.0	19.0
Pampe	4.0	0.6
Mampon	1.2	0.3
St. Jude properties	1.0	0.1

Sustaining Capital
Bogoso/Prestea	7.0	5.7
Prestea Underground care and maintenance	4.8	2.9
Wassa	6.2	3.9

Exploration
Bogoso/Prestea	1.7	0.1
Prestea Underground	3.3	1.5
Wassa	0.9	0.8
St. Jude properties	4.6	3.7
Other	6.3	1.0

Total	$155.0	$96.8
1. These figures exclude approximately $2.2 million of capitalized interest.
At current gold prices we expect both Bogoso/Prestea and Wassa to generate positive operating cash flows during the remainder of the year. Further, we expect that this source of funding, along with the $42.0 million of cash on hand and short term investments as of June 30, 2006 coupled with the funding from the equipment financing facility will be sufficient to meet all of our growth needs during 2006. We are also finalizing term sheet negotiations for the $30 million revolving credit facility that we expect to finalize during the third quarter.
LOOKING AHEAD
Our main objectives for the remainder of 2006 include:
•	completion of mining and commencement of reclamation at the Prestea Plant–North pit in late 2006;

•	permitting and commencement of oxide mining from Pampe on the Akropong trend west of Bogoso, to provide oxide ore to the Bogoso plant following exhaustion of the Prestea Plant–North ores;
•	commencement of sulfide mining at Bogoso, which is now underway;
•	completion of construction and commissioning of the Bogoso Sulfide Expansion Project by the end of 2006;
•	achievement of improved production rates and costs at Wassa;
•	commencement of mining of the higher grade deposit at Wassa in the second half of 2006, which is now underway;
•	a continued high level of exploration effort;
•	continued evaluation of the Prestea Underground potential and progress of feasibility studies;
•	assimilation and further exploration of the St. Jude Properties and progress of feasibility studies; and
•	continuation of efforts to identify and pursue acquisition and growth opportunities in Ghana and elsewhere.
Until we are able to (i) assess the impact of the higher grade SAK ore at Wassa, and (ii) finalize the exact timing for the commencement of commercial production from the Bogoso Sulfide Expansion Project we are unable to update our production forecast for 2006. These factors are also expected to impact cash operating costs per ounce, but the higher than expected costs year-to-date are likely to make it difficult to achieve our previously announced guidance for the full year.
As more fully disclosed in the Risk Factors Item 1A in our 2005 Form 10–K, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the above estimates could change materially.
RELATED PARTY TRANSACTIONS
During the first half of 2006 we obtained legal services from a legal firm to which our Chairman is counsel. Total value of all services purchased from this law firm were $0.6 million in the first half of 2006. Our Chairman did not personally perform any legal services for us during the first half nor did he benefit directly or indirectly from payments for the services performed by the firm.
During the first quarter of 2006 a corporation controlled by Michael A. Terrell, a director of Golden Star, provided management services to St. Jude for which it was paid Cdn$0.13 million. Mr. Terrell became a director of Golden Star following our acquisition of St. Jude in December 2005. Mr. Terrell’s company ceased providing services to St. Jude at March 31, 2006.
OFF BALANCE SHEET ARRANGEMENTS
We have no off balance sheet arrangements.

OUTSTANDING SHARE DATA
This ITEM 2 includes information available to August 8, 2006. As of August 8, 2006 we had outstanding 207,845,758 common shares, options to acquire 6,112,451 common shares, warrants to acquire 11,688,334 common shares and convertible notes which are convertible into 11,111,111 common shares.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio and debt, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.
Interest Rate Risk
We invest excess cash in high quality short term debt instruments. The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that, given the cash balances expected during 2006, a 1% change in interest rates would result in a $0.1 to $0.3 million change in annual interest income.
As of June 30, 2006 we had only fixed rate debt and thus do not have material exposure to interest rate changes. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.
Foreign Currency Exchange Rate Risk
While our major operating units transact most of their business in US dollars, many purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African Rand and Ghanaian Cedis. As a result, currency exchange fluctuations may impact the costs incurred at our operations. Gold is sold throughout the world based principally on the US dollar price, but portions of our operating expenses and some of our capital purchases are incurred in currencies other than the US dollar. The appreciation of non–US dollar currencies against the US dollar increases production costs and the cost of capital assets in US dollar terms at mines located outside the US, which can adversely impact our net income and cash flows. Conversely, a depreciation of non–US dollar currencies usually decreases production costs and capital asset purchases in US dollar terms.
The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non–US dollar currencies results in a foreign currency gain on such investments and a decrease in non–US dollar currencies results in a loss.
While in the past we have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates, during 2005 we entered into forward purchase contracts for the South African Rand and the Euro to hedge expected future purchases of capital assets in South Africa and Europe associated mostly with the Bogoso Sulfide Expansion Project. We also hold portions of our cash reserves in non–US dollar currencies.

Commodity Price Risk
Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for 2006 would result in a $2.5 to $3 million change in 2006’s expected pre–tax earnings and cash flows.
During 2005, to reduce the risk of unfavorable gold price fluctuations on our operating cash flows during the construction period of the Bogoso Sulfide Expansion Project, we purchased puts to lock in minimum gold prices for portions of our expected gold sales in 2006 and early 2007. As of June 30, 2006 we have 150,000 put options remaining which establish an average minimum price of $405 per ounce on 150,000 ounces of expected gold production spread monthly through 2006 and the first quarter of 2007.
We also sold calls during 2005 to offset a portion of the costs of purchasing the puts. At June 30, we had 18,000 call options remaining which expire at the rate of 2,000 ounces/month in 2006 and in the first quarter of 2007, each carrying a strike price of $525 per ounce.
Equity Price Risk
We have in the past and may in the future seek to acquire additional funding by sale of common shares. Movements in the price of our common shares have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.
ITEM 4 CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
The principal executive officer and principal financial officer have evaluated the effectiveness of Golden Star’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on the evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Golden Star, including consolidated subsidiaries, in reports that Golden Star files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting other than disclosed in item (b) below.
(b) Change in Internal Control Over Financial Reporting
As discussed in the notes to the fiscal 2005 consolidated financial statements, it was determined that as of December 31, 2005 management did not maintain effective controls over the presentation and documentation of certain derivatives. Specifically, Golden Star did not prepare and maintain sufficient documentation to support the designation and effectiveness of hedges of certain gold future contracts entered into by its subsidiary, EURO Ressources S.A., during 2005. Because of the existence of the deficiency in question at year–end, management concluded that our internal control over financial reporting was ineffective as of December 31, 2005.
During the six months ended June 30, 2006, management has undertaken remedial action to address the above described material weakness by revising its accounting procedures to record the derivative transaction in accordance with Canadian and United States Generally Accepted Accounting Principles (GAAP). The Company no longer applies hedge accounting to its derivatives.
Management believes it has completed these remediation efforts; however, management has not engaged its audit firm to perform a stand alone engagement to determine if the material weakness continues to exist.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is contained in Note 15 to the Consolidated Financial Statements contained in the Report .
ITEM 1A. RISK FACTORS
The risk factors for the quarter ended June 30, 2006 are substantially the same as those disclosed and discussed in Item 1A of our 2005 Form 10–K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2006 Annual General and Special Meeting of Common Shareholders was held on May 26, 2006 where three matters were voted upon with the following results:
1.	The following directors were elected to serve until the date of the 2007 annual meeting:

	Number of Common shares Voted
Director	Affirmative	Withheld
James E. Askew	136,662,741	1,545,420
Peter J. Bradford	135,685,944	2,522,217
David K. Fagin	136,796,501	1,411,660
Ian MacGregor	136,285,478	1,922,683
Michael P. Martineau	136,749,225	1,458,936
Michael Terrell	135,951,500	2,256,661
2.	The resolution to appoint PricewaterhouseCoopers LLP as the auditors of the company and to authorize the Board of Directors to fix the auditors remuneration:

For: 137,847,246 Withheld: 557,915
3.	The ordinary resolution approving and confirming amendments to By-Law Number One changing the provisions regarding setting a record date for shareholder meeting to conform to the current provisions of the Canada Business Corporations Act:

For: 71,723,859 Withheld: 620,621
ITEM 5. OTHER INFORMATION
None

EXHIBITS
10.1	EPCM Services Agreement, dated April 6, 2006 between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10–Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD. Registrant
By:	s/ Peter J. Bradford
Peter J. Bradford
President and Chief Executive Officer

Date: August 8, 2006

INDEX TO EXHIBITS
10.1	EPCM Services Agreement, dated April 6, 2006 between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)