Form 10-Q
period 2006-09-30
GOLDEN STAR RESOURCES LTD
filed 2006-11-06
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1–12284
GOLDEN STAR RESOURCES LTD.
(Exact Name of Registrant as Specified in Its Charter)

Canada	98–0101955
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10901 West Toller Drive, Suite 300
Littleton, Colorado	80127–6312
(Address of Principal Executive Office)	(Zip Code)
Registrant’s telephone number, including area code (303) 830–9000
Securities registered or to be registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Shares	American Stock Exchange
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
(Check one): Large accelerated filer: ☐   Accelerated filer: ☑   Non–accelerated filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes ☐ No ☑
Number of Common Shares outstanding as at November 6, 2006: 207,845,758

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION
All amounts in this report are expressed in United States (“US”) dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$.” Euros are denoted as €.
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
These statements include comments regarding: the establishment and estimates of mineral reserves and resources, recovery rates, production, production commencement dates, anticipated production rates in 2007, our plans to pursue alternative power sources, production costs, cash operating costs, total cash costs, grade, processing capacity, potential mine life, progress and completion of feasibility studies, permitting and licensing, development costs, expenditures, exploration activities and expenditures, equipment replacement, our plan to complete feasibility studies on the upper levels of the Prestea Underground and on the Hwini–Butre and Benso concessions, development and mining of the new Pampe project, our expansion plans for Bogoso/Prestea, anticipated completion of construction and commissioning of the Bogoso Sulfide Expansion Project and related permitting and capital costs, anticipated production, cash requirements and sources, progress of the second $15 million debt facility, production capacity, operating costs and gold recoveries and estimated capital spending in 2006.

The following, are among the factors that could cause actual results to differ materially from the forward–looking statements:
•	unexpected changes in business and economic conditions;

•	significant increases or decreases in gold prices;

•	changes in interest and currency exchange rates;

•	timing and amount of gold production;

•	failure to realize the anticipated benefits from the St. Jude Properties;

•	failure to develop reserves on the St. Jude Properties;

•	unanticipated grade changes;

•	unanticipated recovery or production problems;

•	effects of illegal miners on our properties;

•	changes in mining and processing costs including changes to costs of raw materials, supplies, services and labor;

•	changes in material type that impacts mining and processing;

•	availability and cost of skilled personnel, materials, equipment, supplies, power and water;

•	changes in project parameters;

•	costs and timing of development of new reserves;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	local and community impacts and issues;

•	timing of receipt of, and maintenance of, government approvals and permits;

•	accidents and labor disputes;

•	environmental costs and risks;

•	marine transit and other shipping risks, including delays and losses;

•	competitive factors, including competition for property acquisitions; and

•	availability of capital at reasonable rates or at all.
These factors are not intended to represent a complete list of the general or specific factors that could affect us. Your attention is drawn to other risk factors disclosed and discussed in Item 1A of our 2005 Form 10–K. We undertake no obligation to update forward–looking statements.

PART I
ITEM 1. FINANCIAL STATEMENTS
GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of US dollars except shares issued and outstanding)
(Unaudited)

	As of	As of
	September 30,	December 31,
	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,043	$89,709
Accounts receivable	6,094	6,560
Inventories (Note 2)	43,776	23,181
Future tax assets	23	6,248
Fair value of derivatives (Note 12)	—	1,220
Deposits (Note 3)	10,096	5,185
Prepaids and other	1,089	686

Total Current Assets	71,121	132,789

RESTRICTED CASH	1,572	5,442
LONG TERM INVESTMENTS (Note 4)	1,456	8,160
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 6)	165,715	167,532
PROPERTY, PLANT AND EQUIPMENT (Note 7)	87,400	84,527
MINING PROPERTIES (Note 8)	134,170	118,088
CONSTRUCTION IN PROGRESS (Note 9)	139,774	36,707
DEFERRED STRIPPING (Note 10)	—	1,548
FUTURE TAX ASSETS	3,695	8,223
OTHER ASSETS	1,351	1,587

Total Assets	$606,254	$564,603

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,918	$26,144
Fair value of derivatives (Note 12)	1,016	4,709
Asset retirement obligations (Note 13)	3,661	3,107
Current debt (Note 11)	5,812	6,855

Total Current Liabilities	42,407	40,815

LONG TERM DEBT (Note 11)	66,917	64,298
ASSET RETIREMENT OBLIGATIONS (Note 13)	13,916	8,286
FAIR VALUE OF DERIVATIVES (Note 12)	—	7,263
FUTURE TAX LIABILITY	42,202	45,072

Total liabilities	165,442	165,734

MINORITY INTERESTS	7,345	6,629
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 15)
First preferred shares, without par value, unlimited shares authorized. No shares issued	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 207,845,758 at September 30, 2006; 205,954,582 at December 31, 2005	524,481	522,510
CONTRIBUTED SURPLUS	9,832	6,978
EQUITY COMPONENT OF CONVERTIBLE NOTES	2,857	2,857
DEFICIT	(103,703)	(140,105)

Total Shareholders’ Equity	433,467	392,240

Total Liabilities and Shareholders’ Equity	$606,254	$564,603

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of US dollars except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2006	2006	2006
REVENUE
Gold sales	$35,996	$23,235	$89,607	$63,329
Royalty income	186	952	4,026	3,071
Interest and other	372	561	1,833	1,322

Total revenues	36,554	24,748	95,466	67,722

PRODUCTION EXPENSES
Mining operations	22,618	20,060	67,169	52,026
Depreciation, depletion and amortization	5,142	4,639	15,946	10,552
Accretion of asset retirement obligation (Note 13)	190	172	544	540

Total mine operating costs	27,950	24,871	83,659	63,118

OPERATING EXPENSES Exploration expense	414	191	1,004	605
General and administrative expense	1,887	1,556	7,040	6,504
Corporate development expense	—	37	—	147

Total production and operating expenses	30,251	26,655	91,703	70,374

Operating income/(loss)	6,303	(1,907)	3,763	(2,652)

OTHER EXPENSES, (GAINS) AND LOSSES
Derivative mark-to-market (gain)/loss (Note 12)	(1,382)	5,486	9,346	7,412
Abandonment and impairment of mineral properties	1,849	—	1,849	1,083
Gain on sale of partial investment in EURO (Note 5)	—	—	(20,940)	—
Gain on sale of investment in Moto (Note 4)	—	—	(30,294)	—
Loss on equity investments	—	75	—	185
Interest expense	487	853	1,448	1,705
Foreign exchange (gain)/loss	1,118	(111)	(2,339)	732

Income/(loss) before minority interest	4,231	(8,210)	44,693	(13,769)

Minority interest	(672)	(136)	(716)	(516)

Net income/(loss) before income tax	3,559	(8,346)	43,977	(14,285)
Provision for future income taxes (Note 18)	(604)	1,689	(7,575)	1,710

Net income/(loss)	$2,955	$(6,657)	$36,402	$(12,575)

Deficit, beginning of period	(106,658)	(132,492)	(140,105)	(126,574)

Deficit, end of period	$(103,703)	$(139,149)	$(103,703)	$(139,149)

Net income/(loss) per common share — basic (Note 19)	$0.014	$(0.047)	$0.176	$(0.088)
Net income/(loss) per common share — diluted (Note 19)	$0.014	$(0.047)	$0.174	$(0.088)
Weighted average shares outstanding (millions of shares)	207.3	142.8	207.4	142.5

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of US dollars)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
OPERATING ACTIVITIES:
Net income/(loss)	$2,955	$(6,657)	$36,402	$(12,575)

Reconciliation of net income to net cash provided by/(used in) operating activities:
Depreciation, depletion and amortization	5,163	4,709	15,998	10,623
Amortization of loan acquisition cost	27	30	171	105
Deferred stripping	516	(1,920)	1,548	(1,803)
Loss on equity investment	—	75	—	185
Gain on sale of investment in Moto and EURO	—	—	(51,234)	—
Non-cash employee compensation	522	98	1,583	900
Impairment of deferred exploration projects	1,849	—	1,849	1,083
Income tax expense/(benefit)	604	(1,689)	7,883	(1,710)
Reclamation expenditures	(434)	(176)	(957)	(468)
Fair value of derivatives	(1,900)	5,485	3,971	7,412
Accretion of convertible debt	177	174	529	348
Accretion of asset retirement obligations	190	172	544	540
Minority interests	672	136	716	516

	10,341	437	19,003	5,156

Changes in assets and liabilities:
Accounts receivable	1,169	1,769	(1,441)	(1,119)
Inventories	(7,976)	(4,694)	(20,596)	(10,353)
Deposits	1,832	830	(838)	(127)
Accounts payable and accrued liabilities	2,485	3,839	4,286	5,607
Other	(528)	(410)	(334)	(317)

Net cash provided by/(used in) operating activities	7,323	1,771	80	(1,153)

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(1,543)	(1,719)	(6,340)	(3,782)
Expenditures on mining properties	(4,164)	(10,455)	(11,926)	(23,918)
Expenditures on property, plant and equipment	(4,587)	(6,279)	(10,837)	(25,372)
Expenditures on mine construction in progress	(32,172)	(13,084)	(101,574)	(19,123)
Cash invested in short term investments	—	—	(21,080)	—
Cash provided by short term investments	21,080	22,750	21,080	19,100
Cash provided by restricted cash	3,521	—	3,870	—
Expenditure on purchase of Moto shares	—	—	(1,656)	—
Proceeds from sale of investment in Moto	—	—	38,952	—
Proceeds from sale of investment in EURO	—	—	3,239	—
Change in payable on capital expenditures	(3,342)	9,071	733	9,071
Sale of property	—	—	—	1,000
Deposits	(2,291)	(161)	(4,073)	(2,415)
Other	(396)	879	(760)	(1,627)

Net cash provided by/(used in) investing activities	(23,894)	1,002	(90,372)	(47,066)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	115	877	3,392	1,177
Debt repayments (Note 11)	(1,361)	(1,087)	(5,050)	(1,972)
Issuance of debt (Note 11)	6,978	3,000	12,431	58,330
Equity portion of convertible notes	—	—	—	2,857
Other	—	(52)	(149)	(1,153)

Net cash provided by financing activities	5,732	2,738	10,624	59,239

Increase/(decrease) in cash and cash equivalents	(10,839)	5,511	(79,666)	11,020
Cash and cash equivalents, beginning of period	20,882	18,386	89,709	12,877

Cash and cash equivalents end of period	$10,043	$23,897	$10,043	$23,897

(See Note 20 for supplemental cash flow information)
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
In early 2006, it was determined that hedge accounting had been improperly applied by our subsidiary, EURO Resources S.A. (“EURO”) for their cash–settled forward gold price agreements during the first three quarters of 2005. As a result, our Form 10–Qs for the first three quarters of 2005 were amended to apply derivative accounting rather than hedge accounting to EURO’s derivatives. In this Form 10–Q, comparative amounts for the third quarter and for the first nine months of 2005 reflect the restatement.
In management’s opinion, the unaudited consolidated financial statements for the three and nine months ended September 30, 2006 and September 30, 2005 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.
In certain cases prior period amounts have been revised to reflect current period presentation.
1. Description of Business
Through our subsidiaries we own a controlling interest in four significant gold properties in southern Ghana in West Africa:
•	Bogoso/Prestea property, which is comprised of the adjoining Bogoso and Prestea surface mining leases (“Bogoso/Prestea”),

•	Prestea Underground property (“Prestea Underground”),

•	Wassa property (“Wassa”), and

•	Hwini–Butre and Benso concessions (“St. Jude Properties”).
In addition to these gold properties we hold various other exploration rights and interests and are actively exploring in a variety of locations in West Africa and South America.
Bogoso/Prestea is owned by our 90% owned subsidiary Golden Star (Bogoso/Prestea) Limited (“GSBPL”) (formerly Bogoso Gold Limited) which was acquired in 1999. Bogoso/Prestea produced and sold approximately 132,000 ounces of gold during 2005.
Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”) (formerly Wexford Goldfields Limited), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Construction and commissioning of Wassa’s new processing plant and open pit mine was completed at the end of March 2005 and the project was placed in service on April 1, 2005. Wassa produced and sold approximately 69,000 ounces of gold in 2005 following its April 2005 in–service date.
The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. GSBPL owns a 90% operating interest in the

Prestea Underground. We are currently conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.
Through our 100% owned subsidiary, St. Jude Resources Ltd. (“St. Jude”), we own the St. Jude Properties in southwest Ghana. The St. Jude Properties consist of the Hwini–Butre and Benso concessions which together cover an area of 201 square kilometers. Both concessions contain undeveloped zones of gold mineralization. The Hwini-Butre and Benso concessions are located approximately 75 and 45 kilometers south of Wassa, respectively based on the proposed haulage route. The mineralized zones have been delineated through the efforts of the prior owner who conducted extensive exploration work from the mid–1990s to 2005.
We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. We hold indirect interests in gold exploration properties in Peru and Chile through a 16.5% shareholding investment in Goldmin Consolidated Holdings. Golden Star also own a 43% interest in EURO Resources S.A. (“EURO”), a French publicly–traded royalty holding company which owns a royalty interest based on gold production at Cambior Inc.’s Rosebel gold mine in Suriname.
Our corporate headquarters are located in Littleton, Colorado, USA and we also maintain a regional corporate office in Accra, Ghana. Our accounting records are kept in compliance with Canadian GAAP. All of our operations, except for certain exploration projects keep financial records in US dollars.
2. Inventories

	As of September 30,	As of December 31,
	2006	2005
Stockpiled ore	$17,855	$5,753
In–process	3,231	3,106
Materials and supplies	22,690	14,322

Total	$43,776	$23,181
3. Deposits
Represents cash advances and payments for equipment and materials purchases by GSWL and GSBPL which are not yet delivered on-site.
4. Long Term Investments
We hold a 16.5% interest in Goldmin Consolidated Holdings, a privately held gold exploration company which operates in South America. In the year ended December 31, 2005 we accounted for our investment as an equity investment, but by March 31, 2006 our investment was diluted to less than 20%, and we now account for the investment on the cost basis at $1.5 million.
At December 31, 2005 we held approximately 11% of the outstanding common shares of Moto Goldmines Limited (“Moto”), a gold exploration and development company publicly traded in Canada, with a focus on gold exploration and development in the Democratic Republic of Congo. In March 2006 we exercised our remaining one million warrants increasing our total ownership to six million common shares, and immediately afterward sold all six million common shares in a “bought–deal” transaction in Canada for Cdn$7.50 per share. The sale of the six million shares resulted in net proceeds to Golden Star of $39.0 million (Cdn$45.0 million) yielding a pre–tax capital gain of $30.3 million.

5. Investment in EURO
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
The combined share sales during the second quarter diluted our holding in EURO‘s common shares to approximately 43%. In response to our reduced ownership position, the equity method of accounting was adopted on June 20, 2006 for our remaining interest in EURO. Under the equity accounting method, our consolidated financial statements no longer include EURO’s assets and liabilities which at March 31, 2006 included $3.2 million of net current assets, $5.6 million of tax assets, $7.0 million of bank loans and $14.9 million of derivative liabilities. The net effect of the change in accounting method resulted in recognition of $17.7 million of non-cash gains in the second quarter of 2006. The total gain from the change in our EURO ownership position, consisting of $3.2 million in cash received from sale of shares and $17.7 million from the change in accounting method, is $20.9 million.
Under the equity method accounting rules, Golden Star will recognize a share of EURO’s future earnings/losses in proportion to Golden Star’s ownership position at the end of each period (currently 43%). Golden Star has a zero carrying value for its investment in EURO, and future gains and losses will not be recognized until such time as EURO’s future income offsets accumulated deficits. The value of our remaining 21.4 million EURO common shares was $33.9 million based on EURO’s closing share price on September 30, 2006.
6. Deferred Exploration and Development Costs
Consolidated property expenditures on our exploration projects for the nine months ended September 30, 2006 were as follows:

	Deferred					Deferred
	Exploration &					Exploration &
	Development	Capitalized			Transfer to	Development
	Costs as of	Exploration	Acquisition		mining	Costs as of
	12/31/05	Expenditures	Costs	Impairments	properties	9/30/06
AFRICAN PROJECTS
Akropong trend and other Ghana	$4,947	$80	$—	$—	$(4,209)	$818
Prestea property – Ghana	2,074	25	—	—	(2,099)	—
Hwini–Butre and Benso – Ghana	135,832	3,194	1,897	—	—	140,923
Mano River – Sierra Leone	1,285	555	—	(197)	—	1,643
Afema – Ivory Coast	1,028	494	—	—	—	1,522
Goulagou – Burkina Faso	18,247	173	254	—	—	18,674
Other Africa	1,750	357	(1,090)	—	—	1,017
SOUTH AMERICAN PROJECTS
Saramacca – Suriname	731	131	—	—	—	862
Bon Espoir – French Guiana	1,382	268	—	(1,650)	—	—
Other South America	256	—	—	—	—	256

Total	$167,532	$5,277	$1,061	$(1,847)	$(6,308)	$165,715

7. Property, Plant and Equipment

	As of September 30, 2006			As of December 31, 2005
			Property,
	Property,		Plant and	Property,		Property,
	Plant and		Equipment	Plant and		Plant and Equipment,
	Equipment	Accumulated	Net Book	Equipment	Accumulated	Net Book
	at Cost	Depreciation	Value	at Cost	Depreciation	Value
Bogoso/Prestea	$46,578	$11,821	$34,757	$40,802	$8,240	$32,562
Prestea Underground	3,287	—	3,287	2,748	—	2,748
Wassa	55,073	6,204	48,869	50,701	1,985	48,716
EURO Resources	—	—	—	1,456	1,449	7
Corporate & Other	656	169	487	611	117	494

Total	$105,594	$18,194	$87,400	$96,318	$11,791	$84,527
8. Mining Properties

	As of September 30, 2006			As of December 31, 2005
			Mining			Mining
	Mining		Properties,	Mining		Properties,
	Properties at	Accumulated	Net Book	Properties at	Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Bogoso/Prestea	$53,249	$32,393	$20,856	$46,970	$28,792	$18,178
Prestea Underground	27,543	—	27,543	21,612	—	21,612
Bogoso Sulfide	13,065	—	13,065	13,065	—	13,065
Mampon	15,631	—	15,631	15,062	—	15,062
Wassa	54,760	9,425	45,335	50,810	5,104	45,706
Other	11,740	—	11,740	4,465	—	4,465

Total	$175,988	$41,818	$134,170	$151,984	$33,896	$118,088
9. Mine Construction–in–Progress
At September 30, 2006 and at December 31, 2005, mine construction–in–progress represents costs incurred for the Bogoso Sulfide Expansion Project since the beginning of 2005. Included in the total are costs of development drilling, plant equipment purchases, materials and construction costs, payments to the construction contractors, mining equipment costs, capitalized interest and pre-production stripping costs.

	As of	As of
	September 30, 2006	December 31, 2005
Plant construction cost	$107,983	$34,871
Mining equipment cost	13,667	—
Pre-production stripping cost	13,019	—
Capitalized Interest	5,105	1,836

Total	$139,774	$36,707
10. Deferred Stripping
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
During the quarter ended September 30, 2006 all the remaining deferred stripping cost of $0.5 million was recovered.
11. Debt

	As of	As of
	September 30, 2006	December 31, 2005
Current debt:
Bank loan – EURO Resources (Note a)	$–	$2,667
Equipment financing loans (Note b)	5,812	4,188

Total current debt	$5,812	$6,855
Long term debt:
Bank loan – EURO Ressources (Note a)	$–	$5,000
Equipment financing loans (Note b)	18,722	11,632
Convertible notes (Note c)	48,195	47,666

Total long term debt	$66,917	$64,298

(a)	Bank debt – As a result of the sale of the EURO shares in June 2006 (see Note 5), Golden Star no longer consolidates the financial statements of EURO. Therefore the EURO bank loan is not included within consolidated debt as of September 30, 2006.

(b)	Equipment financing credit facility – We have established an equipment financing facility between Caterpillar Financial Services Corporation, GSBPL and GSWL, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for a mixture of new and used mining equipment. This facility is reviewed annually. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw–down is fixed at the date of the draw–down using the Federal Reserve Bank 2–year or 5–year swap rate or LIBOR plus 2.38%. As of September 30, 2006, $24.5 million was outstanding under this facility. The average interest rate on the outstanding loans is approximately 6.7%. We estimate the fair value of the equipment financing facility to be approximately $24.0 million at September 30, 2006.

(c)	Convertible notes – We sold $50 million of senior unsecured convertible notes to a private investment fund on April 15, 2005. These notes were issued at par and bear interest at 6.85% with a conversion price of $4.50 per common share. At the maturity date, April 15, 2009, we have the option, to repay the outstanding notes with i.) cash, ii.) by issuing common shares to the note holders or iii.) a combination of cash and common shares. For any notes repaid in common shares the number of shares will be determined by dividing the loan balance by an amount equal to 95% of the average price of the 20 trading day period ended five days before the notes are due. Due to the beneficial conversion feature, approximately $47.1 million of the note balance was initially classified as a liability and $2.9 million was classified as equity. Periodic accretion will increase the liability to the full $50 million amount due (after adjustments, if any, for converted notes) by the end of the note term. The periodic accretion is included in interest expense. A total of $5.1 million of interest on the convertible notes has been capitalized as Bogoso sulfide expansion project costs. We estimate the fair value of the convertible notes to be approximately $39.2 million at September 30, 2006.

(d)	Debt facility – In October 2006 we finalized a debt facility of $15 million with two Ghanaian banks. See Note 25 – Subsequent events for further detail of this transaction.
12. Derivatives
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
During 2005, we recorded a realized derivative loss of $0.5 million for cash settlement of the first four quarterly tranches and we recorded $9.6 million of unrealized, non–cash, mark–to–market losses as of December 31, 2005. At June 30, 2006 we recorded $0.8 million payments to EURO’s counterparties for expiring positions and an additional $4.1 million mark–to–market loss for the period ended June 19, 2006.
As a result of the sale of the EURO shares in June 2006 (see Note 5), Golden Star no longer consolidates the financial statements of EURO. Therefore the EURO derivative contract liability is not included in our consolidated balance sheet as of September 30, 2006.
Gold Derivatives – To provide gold price protection during the 2005/2006 construction phase of the Bogoso Sulfide Expansion Project, we purchased a series of gold puts. The first purchase occurred in the second quarter of 2005 when we purchased put options on 140,000 ounces of gold at an average floor price of $409.75, paying approximately $1.0 million in cash for the options.
We purchased an additional 90,000 put options in the third quarter of 2005 locking in a $400 per ounce floor for each of the 90,000 ounces. Increases in gold price during the first nine months of 2006 resulted in a nil value for our remaining puts at September 30, 2006. This was $0.1 million less than the value at December 31, 2005 and approximately $1.0 million less than the initial purchase cost. We have 75,000 ounces of put options with an average strike price of $404 per ounce remaining at September 30, 2006.
To acquire the put options in the third quarter of 2005, we sold 90,000 ounces of call options with a strike price of $525 per ounce. The revenue from the sale of the call options exactly offset the cost of the put options bought in the same quarter. At the beginning of 2006 there were 65,000 call options outstanding. During the second quarter of 2006 we bought back 30,000 ounces of call options for $2.6 million. The lower number of call options held by the Company at September 30, 2006 resulted in a $1.2 million decrease in settlement costs of the calls and accordingly we recorded a $1.2 million mark–to–market gain on the calls. In addition, call options for 23,000 ounces were exercised during the first nine months of 2006 requiring a $2.0 million payment to the counterparty. The payment is included in derivative loss in the Statement of Operations. At September 30, 2006 our gold call obligation consists of 12,000 ounces at $525 per ounce.
Foreign Currency Forward Positions – To help control the potential adverse impact of fluctuations in foreign currency exchange rates on the cost of equipment and materials we expect to purchase during the 2006 construction phase of the Bogoso Sulfide Expansion Project, we entered into Rand forward contracts. These contracts, established without cost, had a fair value of nil and $1.0 million at September 30, 2006 and December 31, 2005, respectively.

The following table summarizes our derivative contracts at September 30, 2006:

			Total/
At September 30, 2006	2006	2007	Average
Gold put options
Ounces (thousands)	37.5	37.5	75
Average price per ounce ($)	404	404	404
Gold call options
Ounces (thousands)	6	6	12
Average price per ounce ($)	525	525	525
The puts, calls and foreign exchange forward contracts are comprised of numerous individual contracts each with a different settlement date.

		Fair value of
		EURO		Nine months
	September 30,	derivative on	December 31,	(Expense)/
Fair Value of Derivatives	2006	June 19, 2006	2005	Gain
Cash–settled forward gold price agreements	$—	$(13,707)	$(9,560)	$(4,147)
Puts	—	—	74	(74)
Calls	(1,016)	—	(2,250)	1,234
Rand forward purchases	—	—	1,146	(1,146)
Euro forward purchases	—	—	(162)	162

Unrealized loss	$(1,016)	$(13,707)	$(10,752)	$(3,971)

Realized losses:
Cash–settled forward gold price agreements				(757)
Calls				(4,618)

Total gains/(losses)				$(9,346)
13. Asset Retirement Obligations
Our Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future closure costs associated with reclamation, demolition and stabilization of our Bogoso/Prestea and Wassa mining and ore processing properties. Included in this liability are the costs of mine closure and reclamation, processing plant and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on–going reclamation costs will be incurred prior to mine closure. These costs are recorded against the current ARO provision as incurred.
The changes in the carrying amount of the ARO were as follows:

Balance at December 31, 2005	$11,393
Accretion expense	544
Cost of reclamation work performed	(957)
New AROs incurred during the period	6,597

Balance at September 30, 2006	$17,577
Current portion	$3,661
Long term portion	$13,916

During the quarter we increased our estimate of the asset retirement obligation at Bogoso/Prestea and Wassa as a result of the greater reclamation liability associated with the Bogoso Sulfide Expansion Project and the mining of the SAK pits at Wassa. The increased liability relates to the reclamation associated with the removal of the plant, the expanded tailings facility and the increased size of the pits and dumps. We also completed a reclamation study for bonding purposes with the Ghana Environmental Protection Agency (“EPA”) and updated our cost estimates based on the results of the study.
14. Commitments and Contingencies
Our commitments and contingencies include the following items:
(e)	Environmental Regulations – The Company’s mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. As such we cannot predict the full amount of our future expenditure to comply with these laws and regulations. We conduct our operations so as to protect the environment and believe our operations are in compliance with applicable laws and regulations in all material respects.

(f)	Environmental Bonding in Ghana – In 2005, pursuant to a reclamation bonding agreement between the EPA and GSWL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. In addition, pursuant to a bonding agreement between the EPA and GSBPL we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit.

(g)	Cash Restricted for Environmental Rehabilitation Liabilities – In 1999, we were required, according to the acquisition agreement with the sellers of GSBPL, to restrict $6.0 million of cash to be used for the ongoing and final reclamation and closure costs at Bogoso. Between 1999 and 2001 we withdrew $2.6 million of the restricted cash to cover our out–of–pocket cash reclamation costs. In early 2006 GSBPL met the EPA’s bonding requirements and as a result the sellers of GSBPL released the remaining $3.5 million during September 2006.

(h)	Royalties –
(i)	Dunkwa Properties: As part of the acquisition of the Dunkwa properties in August 2003, we agreed to pay the seller a net smelter return royalty on future gold production from the Mansiso and Asikuma properties. Per the acquisition agreement, there will be no royalty due on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices at or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

(ii)	Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 6% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and Wassa.

(iii)	Benso: Benso is subject to a 1.5% net smelter return royalty and a $1.00 per ounce gold production royalty. The smelter return royalty may be purchased for $4.0 million (or $6.0 million if a feasibility study indicates more than 3.5 million ounces of recoverable gold) and the gold production royalty may be purchased for $0.5 million.

(iv)	Prestea Underground – The Prestea Underground is subject to a 2.5% net profits interest on future income. Ownership of the 2.5% net profit interest is currently held by the bankruptcy trustee overseeing liquidation of Prestea Gold Resources Limited, our former joint venture partner in the Prestea Underground.
(i)	Afema Project – On March 29, 2005 we entered into an agreement with Societe d’Etat pour le Development Minier de la Cote d’Ivoire (“SO.DE.MI.”), the Cote d’Ivoire state mining and exploration company, to acquire their 90% interest in the Afema gold property in south–east Cote d’Ivoire. A $0.1 million initial payment to SO.DE.MI. provided us the right to carry out a six month detailed technical due diligence program. On September 30, 2005 a six month extension to March 29, 2006 was granted by SO.DE.MI. to allow Golden Star to carry out further due diligence work and to analyze the large quantity of data collected during 2005, after which Golden Star has the right to complete the transaction to acquire 100% of SO.DE.MI.’s rights in the Afema property for $1.5 million. On March 14, 2006, we contacted SO.DE.MI. to clarify that (i) Golden Star will be indemnified in respect of the past environmental degradation at Afema, and (ii) that no other claims against the property exist. SO.DE.MI. is still considering its response to the latter question and hence the option remains unexercised pending their decision. In addition to the acquisition payments, we agreed to pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty is indexed to the gold price and ranges from 2% of net smelter returns at gold prices below $300 per ounce to 3.5% of net smelter returns for gold prices exceeding $525 per ounce. If we proceed with the $1.5 million payment to acquire full rights to the property, the purchase agreement requires us to spend an additional $3.5 million on exploration work at Afema, subject to exploration success, over the following three and a half years.

(j)	Stock based compensation – On September 9, 2006 GSBPL and GSWL entered into an agreement with the Ghana Mine Workers Union whereby GSBPL and GSWL agreed to grant each union employee in employment on August 31, 2006 Golden Star options or at our election, Share Appreciation Rights (“SAR’s”). The union employees will receive 100 options (or SAR’s) for each year of service up to a maximum of 500 options (or SAR’s). While the grant of these options (or SAR’s) have been approved they still have not been granted to the union employees as of September 30, 2006.

(k)	We are engaged in routine litigation incidental to our business. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of non–compliance with environmental laws and regulations.
15. Share Capital
Changes in share capital during the nine months ended September 30, 2006 were:

	Shares	Amount
Balance as of December 31, 2005	205,954,582	$522,510
Common shares issued:
Option exercises	1,887,176	4,680
Reclassification of warrants to capital surplus	—	(2,575)
Bonus shares and other	4,000	(134)

Balance as of September 30, 2006	207,845,758	$524,481
16. Warrants
The following warrants were outstanding as of September 30, 2006:

		Warrants
Issued with:	Date issued	outstanding	Exercise price	Expiration date
Equity offering	February 14, 2003	8,448,334	Cdn$4.60	February 14, 2007
St. Jude acquisition	December 21, 2005	3,240,000	Cdn$4.17	November 20, 2008

Total		11,688,334
The 8.4 million warrants expiring February 14, 2007 are traded on the Toronto Stock Exchange under the symbol GSC.WT.A. No warrants were exercised during the nine months ended September 30, 2005 and 2006.
17. Stock Based Compensation
Stock Options – We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “Plan”) and options are granted under this plan from time to time at the discretion of the Compensation Committee. Options granted are non–assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the GSR Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock. Under the plan we reserved an aggregate of 15,000,000 shares of common stock for issuance pursuant to the exercise of options of which 11,456,351 is available at September 30, 2006. Options take the form of non–qualified stock options, and the exercise price of each option is not less than the market price of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Compensation Committee.
In addition to options issued under the Plan, 2,533,176 options were issued to various employees of St. Jude in exchange for St. Jude options of which 864,000 remain unexercised as of September 30, 2006. All of the remaining unexercised options held by St. Jude employees are vested. All figures shown below include the options issued to St. Jude employees.
Amounts recognized in the statements of operations with respect to the Plan are as follows:

	Nine months ended September 30,
	2006	2005
Total cost during the period	$1,568	$900
We granted 850,650 and 514,000 options during the nine months ended September 30, 2006 and September 30, 2005, respectively. The Company recognized $1.6 million and $0.9 million of non–cash compensation expense in the nine months ended September 30, 2006 and 2005, respectively. Golden Star does not receive a tax deduction for the issuance of options. As a result we did not recognize any income tax benefit related to the stock compensation expense during the nine months ended September 30, 2006 and 2005.

The fair value of options granted during the first nine months of 2006 and 2005 were estimated at the grant dates using the Black–Scholes option–pricing model based on the assumptions noted in the following table:

	Nine months ended September 30,
	2006	2005
Expected volatility	63.7% to 103.4%	34.9%
Risk–free interest rate	4.00% to 4.09%	3.15% to 3.52%
Expected lives	4 to 7 years	3.5 to 5 years
Dividend yield	0%	0%
In 2006 expected volatilities are based on the historical volatility of Golden Star’s shares. Golden Star uses historical data to estimate share option exercise and employee departure behavior used in the Black–Scholes model; groups of employees that have dissimilar historical behavior are considered separately for valuation purposes. The expected term of the options granted represents the period of time that the option granted are expected to be outstanding; the range given above results from certain groups of employees exhibiting different post–vesting behaviors. The risk–free rate for periods within the contractual term of the option is based on the Canadian Chartered Bank Administered Interest rates in effect at the time of the grant.
A summary of option activity under the Plan as of September 30, 2006 and changes during the nine months then ended is presented below:

			Weighted–
		Weighted–	Average
		Average	Remaining	Aggregate
	Options	Exercise price	Contractual	intrinsic value
	(000’)	(Cdn$)	Term (Years)	($000)
Outstanding as of December 31, 2005	7,390	2.75	5.2	$9,554
Granted	851	3.88	9.4	—
Exercised	(1,887)	1.97	—	2,209
Forfeited	(136)	7.07

Outstanding as of September 30, 2006	6,218	3.02	5.6	7,073

Exercisable at September 30, 2006	3,954	1.78	4.0	$7,073
The weighted–average grant date fair value of share options granted during the nine months ended September 30, 2006 and September 30, 2005 was Cdn$2.70 and Cdn$1.67, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $2.2 million and $0.2 million, respectively.
A summary of the status of non–vested options at September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

		Weighted
		average grant
	Number of	date fair value
	options (‘000)	(Cdn$)
Nonvested at January 1, 2006	155	2.03
Granted	851	2.74
Vested	(466)	2.61
Forfeited	(71)	2.09

Nonvested at September 30, 2006	469	2.74

As of September 30, 2006 there was a total unrecognized compensation cost of Cdn$1.2 million related to non–vested share–based compensation granted under the Plan. That cost is expected to be recognized over a weighted–average period of 2.3 years. The total fair values of shares vested during the nine months ended September 30, 2006 and 2005 were Cdn$1.2 million and Cdn$0.4 million, respectively.
Stock Bonus Plan – In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full–time or part–time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock of which 495,162 common shares had been issued as of September 30, 2006.
During the nine months ended September 30, 2006 and 2005 we issued 4,000 and 45,342 common shares, respectively, to employees under the Bonus Plan.
18. Income Taxes
Income tax (expense)/benefit attributable to net income before income taxes consists of:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Current
Canada	$—	$—	$(4,926)	$—
Foreign	—	—	—	—
Future
Canada	61	—	3,179	—
Foreign	(665)	1,689	(5,828)	1,710

Total	$(604)	$1,689	$(7,575)	$1,710
The current tax expense recorded for the nine months ended September 30, 2006 relates to the gain on sale of the Moto shares. The Canadian future tax benefit recorded relates primarily to exploration expenditures incurred by St. Jude. The foreign future tax expense recorded for the nine months ended September 30, 2006 relates primarily to the sale of EURO (see Note 5) and the decrease in the Ghanaian tax rate, which is offset by derivative losses incurred. Golden Star records a valuation allowance against any portion of its remaining future income tax assets that it believes will, more likely than not, fail to be realized.
19. Earnings per Common Share
The following table provides a reconciliation between basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income/(loss)	$2,955	$(6,657)	$36,402	$(12,575)

Weighted average number of common shares (millions)	207.3	142.8	207.4	142.5
Dilutive securities:
Options	1.9	1.8	2.0	1.9
Warrants	—	—	—	—

Weighted average number of diluted shares	209.2	144.6	209.4	144.4

Basic earnings/(loss) per share	$0.014	$(0.047)	$0.176	$(0.088)
Diluted earnings/(loss) per share	$0.014	$(0.047)	$0.174	$(0.088)
20. Supplemental Cash Flow Information
No cash income taxes were paid during the nine months ended September 30, 2006 and 2005. Cash paid for interest was $2.9 million and $1.1 million for September 30, 2006 and 2005, respectively. A total of $53,000 and nil of depreciation was included in general and administrative costs, or was capitalized into projects, for the quarters ended September 30, 2006 and 2005, respectively.

	Nine months ended September 30,
	2006	2005
Supplemental disclosure of non-cash transactions
De-consolidation of EURO (see Note 5):
- Accounts receivable	$2,341	—
- Capitalized loan fees	91	—
- Accounts Payable	754	—
- Derivative liability	6,333	—
21. Operations by Segment and Geographic Area
The following segment and geographic data includes revenues based on product shipment origin and long–lived assets based on physical location. The corporate entity is incorporated in Canada.

	Africa – Ghana
As of and for the	Bogoso/			South
three months ended September 30,	Prestea	Wassa	Other	America	Corporate	Total
2006
Revenues	$21,544	$14,529	$2	$170	$309	$36,554
Net income/(loss)	6,932	321	(204)	(164)	(3,930)	2,955
Total assets	291,381	107,028	196,184	7,849	3,812	606,254
2005
Revenues	$12,856	$10,500	$—	$1,058	$334	$24,748
Net income/(loss)	1,667	(3,660)	(1,331)	(2,654)	(679)	(6,657)
Total assets	131,575	98,512	45,531	7,684	42,354	325,656

	Africa – Ghana
As of and for the	Bogoso/			South
nine months ended September 30,	Prestea	Wassa	Other	America	Corporate	Total
2006
Revenues	$48,001	$41,808	$18	$4,186	$1,453	$95,466
Net income/(loss)	7,789	(1,930)	2,820	(3,936)	31,659	36,402
Total assets	291,381	107,028	196,184	7,849	3,812	606,254

	Africa – Ghana
As of and for the	Bogoso/			South
nine months ended September 30,	Prestea	Wassa	Other	America	Corporate	Total
2005
Revenues	$43,806	$19,690	$—	$3,177	$1,049	$67,722
Net income/(loss)	5,278	(6,336)	(1,331)	(2,263)	(7,923)	(12,575)
Total assets	131,575	98,512	45,531	7,684	42,354	325,656
22. Related Parties
We obtained legal services from a legal firm to which our Chairman is counsel. Total value of all services purchased from this law firm during the first nine months was $0.6 million. Our Chairman did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.
During the first quarter of 2006, a corporation controlled by Michael A. Terrell, a director of Golden Star, provided management services to St. Jude for which it was paid Cdn$0.13 million. Mr. Terrell became a director of Golden Star following our acquisition of St. Jude in December 2005. Mr. Terrell’s company ceased providing services to St. Jude at March 31, 2006.
23. Financial Instruments
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

(a) Consolidated Balance Sheets in US GAAP

	As of	As of
	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$10,043	$89,709
Accounts receivable	6,094	6,560
Inventories	43,776	23,181
Future tax assets	23	6,248
Fair value of derivatives	—	1,220
Deposits	10,096	5,185
Other current assets	1,089	686

Total current assets	71,121	132,789

Restricted cash	1,572	3,865
Long term investments (Notes d1 and d2)		15,182
Deferred exploration and development costs (Notes d3 and d4)	—	—
Property, plant and equipment (Note d5)	86,686	83,813
Mine construction in progress	139,774	36,706
Mining properties (Notes d3, d4 and d5)	244,285	237,153
Deferred stripping (Note d6)	—	1,548
Future tax asset (Note d10)	3,695	8,223
Other assets	1,351	3,164

Total assets	$548,484	$522,443

LIABILITIES
Current liabilities	$42,407	$40,815
Long term debt (Note d7)	68,721	66,632
Asset retirement obligations	13,916	8,286
Future tax liability	42,202	45,072
Fair value of long term derivatives	—	7,263

Total liabilities	167,246	168,068

Minority interest	2,824	1,964
Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Share capital (Note d8)	521,512	519,540
Contributed surplus	11,147	8,294
Accumulated comprehensive income and other (Note d2)		8,179
Deficit	(154,245)	(183,602)

Total shareholders’ equity	378,414	352,411

Total liabilities and shareholders’ equity	$548,484	$522,443

(b) Consolidated Statements of Operations under US GAAP

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Net income under Cdn GAAP	$2,955	$(6,657)	$36,402	$(12,575)
Deferred exploration expenditures expensed per US GAAP (Note d3)	(475)	(5,920)	(8,308)	(9,495)
Impact of start-up accounting (Note d5)	—	—	—	(4,718)
Depreciation and amortization differences – Wassa (Note d5)	(314)	182	1,423	(825)
Write-off of deferred exploration properties (Note d3)	—	—	—	1,083
Other (Notes d3 and d7)	(524)	150	(19)	370

Net income/(loss) under US GAAP before minority interest	1,642	(12,245)	29,498	(26,160)
Minority interest, as adjusted	(82)	71	(144)	127

Net income/(loss) under US GAAP	1,560	(12,174)	29,354	(26,033)
Other comprehensive income – gain on marketable securities (Note d2)	—	3,938	—	4,831

Comprehensive income/(loss)	$1,560	$(8,236)	$29,354	$(21,202)

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.008	$(0.085)	$0.142	$(0.183)
Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.009	$(0.085)	$0.142	$(0.183)
(c) Consolidated Statements of Cash Flows under US GAAP

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Cash provided by (used in):
Operating activities	$1,269	$4,280	$(12,138)	$(7,004)
Investing activities	(17,840)	(1,507)	(78,152)	(41,215)
Financing activities	5,732	2,738	10,624	59,239

Increase/(Decrease) in cash and cash equivalents	(10,839)	5,511	(79,666)	11,020
Cash and cash equivalent beginning of period	20,882	18,386	89,709	12,877

Cash and cash equivalents end of period	$10,043	$23,897	$10,043	$23,897

(d) Notes:
(1)	Minority investments in private entities whose major business is mineral exploration are deemed for US GAAP to be equivalent to exploration spending and are expensed as incurred.

(2)	Under US GAAP, investments in marketable equity securities are marked to fair value at the end of each period with gains and losses recognized in Other comprehensive income. Under Cdn GAAP gains and losses on marketable equity securities are noted in the foot notes and recognized in the statement of operations only when the investment is sold.

(3)	Under US GAAP, exploration, acquisition (except for purchase costs) and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(4)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until such time as a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(5)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it can be shown that it is capable of producing its designed product as intended. Under Cdn GAAP new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity.

(6)	In March 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board issued statement 04-6 “Accounting for Stripping Costs Incurred During Production in the Mining Industry” (“EITF 04-6”) which precludes deferral of stripping costs during a mine’s production phase. EITF 04-6 requires that deferred stripping costs be considered a variable production cost. The new pronouncement is effective January 1, 2006 and transition provisions allow any remaining balances in deferred stripping asset accounts to be closed directly to retained earnings on January 1, 2006. In Canada the Emerging Issues Committee (“EIC”) has issued EIC 160 “Stripping Costs Incurred in the Production Phase of the Mining Operation” which concludes that deferred stripping costs during the production phase of a mine’s life should generally be considered a variable production cost and included in the cost of inventory unless it can be shown that the stripping costs represent a betterment to the mineral property.

(7)	For US GAAP purposes, 100% of the $50.0 million of convertible notes issued in the second quarter of 2005 was classified as a liability. Under Cdn GAAP, the fair value of the conversion feature is classified as equity and the balance is classified as a liability. Under Cdn GAAP, the liability portion is accreted each period in amounts which will increase the liability to its full amount as of the maturity date and the accretion is recorded as interest expense.

(8)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP) — under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP.

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
(10)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine developments cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 3 and 4 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP. However due to the uncertainty of utilization of these tax assets, valuation allowances have been applied to offset them. As a result there are currently no differences in tax assets recognized on the US and Cdn balance sheets but future events, particularly those regarding expected future earnings from the new sulfide processing operation, could result in differing tax asset balances in the future.
25. Subsequent Event
On October 11th, 2006, Golden Star entered into an agreement for a $15 million debt facility to be provided by Ecobank Ghana Limited and Cal Bank Limited. Both banks are active in Ghana. The funds are available immediately for a term of 27 months at an interest rate of US Prime (currently 8.25%) plus one percentage point. Loan fees total one percent of the facility amount. The amount drawn under the facility is repayable in 24 equal installments starting three months after receipt of the funds. The debt is secured by the non-mobile assets of the Bogoso/Prestea mine and proceeds are to be used as partial funding for the Bogoso Sulfide Expansion Project. There are no hedging requirements or equity-type incentives required under the facility. As of November 6, 2006 $7.5 million has been drawn under this facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 24 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to November 6, 2006.
OUR BUSINESS
Through our subsidiaries we own a controlling interest in four significant gold properties in southern Ghana in West Africa:
•	Bogoso/Prestea property, which is comprised of the adjoining Bogoso and Prestea surface mining leases (“Bogoso/Prestea”),

•	Prestea Underground property (“Prestea Underground”),

•	Wassa property (“Wassa”), and

•	Hwini–Butre and Benso concessions (“St. Jude Properties”).
In addition to these gold properties we hold various other exploration rights and interests and are actively exploring in a variety of locations in West Africa and South America.
Bogoso/Prestea is owned by our 90% owned subsidiary Golden Star (Bogoso/Prestea) Limited (“GSBPL”), (formerly Bogoso Gold Limted) which was acquired in 1999. Bogoso/Prestea produced and sold approximately 132,000 ounces of gold during 2005.
Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), (formerly Wexford Goldfields Limited), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Construction and commissioning of Wassa’s new processing plant and open pit mine was completed at the end of March 2005 and the project was placed in service on April 1, 2005. Wassa produced and sold approximately 69,000 ounces of gold in 2005 following its April 2005 in–service date.
The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. GSBPL owns a 90% operating interest in the Prestea Underground. We are currently conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.
Through our 100% owned subsidiary, St. Jude Resources Ltd. (“St. Jude”), we own the St. Jude Properties in southwest Ghana. The St. Jude Properties consist of the Hwini–Butre and Benso concessions which together cover an area of 201 square kilometers. Both concessions contain undeveloped zones of gold mineralization. The Hwini-Butre and Benso concessions are located approximately 75 and 45 kilometers south of Wassa, respectively based on the proposed haulage route. The mineralized zones have been delineated through the efforts of the prior owner who conducted extensive exploration work from the mid–1990s to 2005.
We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. We hold indirect interests in gold exploration properties in Peru and Chile through a 16.5% shareholding investment in Goldmin Consolidated Holdings. Golden

Star also own a 43% interest in EURO Resources S.A. (“EURO”), a French publicly–traded royalty holding company which owns a royalty interest based on gold production at Cambior Inc.’s Rosebel gold mine in Suriname.
Our finance and administrative group is located in Littleton, Colorado, USA and we also maintain a regional corporate office in Accra, Ghana. Our accounting records are kept in compliance with Canadian GAAP and all of our operations, except for certain exploration projects keep financial records in US dollars.
NON–GAAP FINANCIAL MEASURES
In this Form 10–Q, we use the terms “total operating cost per ounce,” “total cash cost per ounce” and “cash operating cost per ounce.”
Total operating cost per ounce is equal to “Total mine operating costs” for the period, as found on our consolidated statements of operations, divided by the ounces of gold sold in the period. Total mine operating costs include all mine–site operating costs, including the costs of mining, processing, maintenance, work-in-process inventory changes, mine–site overhead, production taxes and royalties, mine site depreciation, depletion, amortization, asset retirement obligations and by–product credits but does not include exploration costs, corporate general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, mark–to–market gains and losses on derivatives, foreign currency gains and losses, gains and losses on investments and income tax.
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
The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce.”
Derivation of Total Mine Operating Cost

	For the nine months ended September 30, 2006
	Wassa	Bogoso/Prestea	Combined

Mining operations	$34,406	$32,763	$67,169
Mining related depreciation and amortization	8,539	7,407	15,946
Accretion of asset retirement obligations	160	384	544
Total mine operating costs	$43,105	$40,554	$83,659

Ounces sold	69,262	78,739	148,001

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$622	$515	$565
Less depreciation and amortization ($/oz)	123	94	108
Less accretion of asset retirement obligations ($/oz)	2	5	4
Total cash cost ($/oz)	497	416	453
Less royalties and production taxes ($/oz)	18	18	17
Cash operating cost per ounce ($/oz)	479	398	436

Derivation of Total Mine Operating Cost

	For the nine months ended September 30, 2005
	Wassa	Bogoso/Prestea	Combined

Mining operations	$21,566	$30,460	$52,026
Mining related depreciation and amortization	4,128	6,424	10,552
Accretion of asset retirement obligations	142	398	540
Total mine operating costs	$25,836	$37,282	$63,118

Ounces sold	45,063	101,709	146,772

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$573	$367	$430
Less depreciation and amortization ($/oz)	92	63	72
Less accretion of asset retirement obligations ($/oz)	3	4	4
Total cash cost ($/oz)	478	300	354
Less royalties and production taxes ($/oz)	13	12	13
Cash operating cost per ounce ($/oz)	465	288	341
Derivation of Total Mine Operating Cost

	For the three months ended September 30, 2006
	Wassa	Bogoso/Prestea	Combined

Mining operations	$11,225	$11,393	$22,618
Mining related depreciation and amortization	2,764	2,378	5,142
Accretion of asset retirement obligations	58	132	190
Total mine operating costs	$14,074	$13,903	$27,950

Ounces sold	23,244	34,611	57,855

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$604	$402	$483
Less depreciation and amortization ($/oz)	119	69	89
Less accretion of asset retirement obligations ($/oz)	2	4	3
Total cash cost ($/oz)	483	329	391
Less royalties and production taxes ($/oz)	19	18	18
Cash operating cost per ounce ($/oz)	464	311	373
Derivation of Total Mine Operating Cost

	For the three months ended September 30, 2005
	Wassa	Bogoso/Prestea	Combined

Mining operations	$11,461	$8,599	$20,060
Mining related depreciation and amortization	2,429	2,210	4,639
Accretion of asset retirement obligations	47	125	172
Total mine operating costs	$13,937	$10,934	$24,871

Ounces sold	24,312	29,346	53,658

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$573	$372	$464
Less depreciation and amortization ($/oz)	100	75	86
Less accretion of asset retirement obligations ($/oz)	2	4	3
Total cash cost ($/oz)	471	293	375
Less royalties and production taxes ($/oz)	11	13	12
Cash operating cost per ounce ($/oz)	460	280	363

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
Restatement of Prior Periods – In early 2006, it was determined that hedge accounting had been improperly applied by our subsidiary EURO, for its cash–settled forward gold price agreements during the first three quarters of 2005. As a result, our Form 10–Qs for the first three quarters of 2005 have been amended to apply derivative accounting rather than hedge accounting to EURO’s derivatives. In this Form 10-Q, comparative amounts from the quarter and nine months ended September 30, 2005 reflect this restatement.
BUSINESS STRATEGY AND DEVELOPMENT
Since 1999, our business and development strategy has been focused primarily on the acquisition of producing and development-stage gold properties in Ghana and on the exploration, development and operation of these properties. Since 1999, our exploration efforts have been focused on Ghana, other West African countries and South America.
In line with our business strategy, we acquired Bogoso in 1999 and have operated the Bogoso processing plant since that time. In 2001, we acquired Prestea and have been mining surface deposits at Prestea since late 2001. In late 2002, we acquired Wassa and following completion of a feasibility study, constructed a new CIL processing plant at Wassa which began commercial operation in April 2005. We are currently constructing a new BIOX® processing plant at Bogoso designed to expand annual processing through-put at Bogoso/Prestea from approximately 1.5 million tonnes per annum to approximately 5.0 million tonnes per annum. Based on currently known reserves we expect a mine life of approximately seven years at Bogoso/Prestea. Achievement of this target is subject to numerous risks. See the discussion of Risk Factors in Item 1A of our 2005 Form 10–K.
In late 2005, we acquired the St. Jude Properties where we are carrying out geological, environmental and engineering studies to determine the economic feasibility of these undeveloped gold properties.
Our overall objective since 1999 has been to grow our business to become a mid–tier gold producer with an annualized production rate of approximately 500,000 ounces. We anticipate reaching this during 2007. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production, however we presently have no agreement or understanding with respect to any specific potential transaction.

SIGNIFICANT TRENDS AND EVENTS DURING THE FIRST NINE MONTHS OF 2006
Power Restrictions in Ghana
In late August, the Ghana Government’s subsidiary which controls Ghanaian power supply, Volta River Authority (“VRA”), instructed large industrial users in Ghana, including the mining sector, to reduce power usage by 25% to 50% due to a temporary country-wide power shortage. Ghana relies on power from three sources: (i.) the Akosombo and Kpong Hydroelectric Power Stations, (ii) the Aboadze Thermal Power Station; and (iii) imports from Côte d’Ivoire.
The Aboadze Thermal Power Station was operating at less than full capacity due to refurbishment of a major component of one of its turbines. This component has now been repaired and returned to Ghana and is being installed. The Aboadze plant is expected to return to full capacity in November 2006. In addition, unusually low rainfall in the catchment area in 2006 has led to the lowest recorded water levels at the Akosombo reservoir which provides water to the VRA’s Akosombo Hydroelectric Power Station, resulting in decreased power output. While seasonal rains have recently resulted in an increase in the water level, it is still at a record low for this time of year.
We are currently curtailing power consumption to conform to the VRA’s power rationing requirements. Our cuts have been achieved by (i) reducing plant through-put from 11,000 tonnes per day to approximately 8,000 tonnes per day at Wassa, (ii) limiting activities at the Prestea Underground mine, which has halted exploration, and (iii) operating some of our stand – by diesel generating capacity. By taking these actions we have been able to continue normal operations at the Bogoso/Prestea processing plant.
In October 2006, sufficient additional power to enable the commissioning of portions of the Bogoso Sulfide Expansion Project has been made available by the VRA.
As a result of the power rationing, third quarter plant through-put at Wassa was less than we would have expected with no power restrictions, however the impact was largely offset by higher grade ore from the SAK pit.
Recognizing that power restrictions are likely to continue well into 2007, the mining companies in Ghana have cooperated to identify additional power generating capacity that can be mobilized to Ghana and be operating in early 2007. A suitable 100 megawatt power station has been identified and discussions with the seller and the wholesale power producer are at an advanced stage and we expect a commitment to this power station in the near future. Golden Star’s share of the power station would be 25 megawatts, sufficient to provide about half of our power requirements in 2007, and our share of the cost to purchase, ship and construct the power station, is expected to be approximately $5.0 million. We expect that this, combined with our normal power supplies, will more than satisfy our power requirements.
Personnel changes
Vice President Operations: In June Golden Star appointed Colin Belshaw as Vice President Operations. Colin Belshaw is a British mining engineer with approximately 30 years experience in the mining sector in Africa, the Americas and Europe and a background in gold and copper mining in both open pit and underground mining situations. Initially, Mr. Belshaw will be based in Ghana.

Vice President Ghana: Daniel Owiredu was appointed as Vice President Ghana. Mr. Owiredu is a Ghanaian engineer with more than 20 years experience in the mining sector in Ghana and West Africa. Most recently, Mr. Owiredu was Deputy Chief Operating Officer for AngloGold Ashanti Ltd. following the amalgamation of AngloGold Ltd. and Ashanti Goldfields Co. Ltd. Daniel will be based in Ghana.
Resignation of Chief Financial Officer: On October 13, 2006 Allan Marter resigned as Chief Financial Officer. A search for a permanent replacement is underway and until an appointment is made, Mr. Roger Palmer, Vice President Finance & Controller, will act as Chief Financial Officer, while Mr. Bruce Higson-Smith will take on the additional responsibility for investor relations.
Other Additions to Management: Golden Star expanded its management team by employing Mark Thorpe, Vice President Sustainability; Peter Bourke, Vice President Technical Services; David Partridge, General Manager Bogoso/Prestea and Ted Strickler Vice President Human Resources and Administration. Each of the new employees has extensive experience in their field of expertise. Golden Star hired these employees as part of its continued focus on the strategic growth of the Company to a mid-tier producer.
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
Gold Prices
Gold prices have generally trended upward during the last five years, from a low of just under $260 per ounce in early 2001 to a high of $725 per ounce in May 2006. Much of the price increase during this period appears to be related to the fall in the value of the US dollar against other major foreign currencies, but in recent quarters prices appears to be responding to additional influences including an increased demand for gold as an investment and geo-political instability. The realized gold price for our shipments during the first nine months of 2006 averaged $605 per ounce, as compared to $431 per ounce in the same period of 2005.
Bogoso Sulfide Expansion Project
The Bogoso Sulfide Expansion Project (“BSEP”) is designed to significantly expand processing capacity at Bogoso/Prestea. Current production of 1.5 million tonnes per annum from the existing carbon-in-leach (“CIL”) plant will be increased to a projected total capacity of approximately 5.0 million tonnes per annum from the combined oxide and sulfide plants. The new BIOX® plant will utilize the BIOX® bio-oxidation process marketed by a subsidiary of Gold Fields Limited. Gold Field’s BIOX® technology is currently being used in eleven gold processing plants operating or under – development worldwide. Upon completion, the Bogoso/Prestea sulfide plant will be the largest operating BIOX® plant in the world.
Testing and commissioning of the crusher, ball mill, and the CIL circuit of the new plant, are now complete and this equipment is being used to process non-refractory ore.
Testing of the SAG mill is expected to commence in November. Also, the first inoculate is expected to be introduced to the BIOX® tanks in November. We expect that it will take to the end of December, to fill all BIOX® tanks. At that time we expect to stop processing oxides through the crushing and grinding circuits and to start crushing and grinding sulfide ore and commissioning the flotation circuit.
Pre-stripping of the sulfide pits to create a stockpile of transition and sulfide ore for the BIOX® plant is progressing well. Approximately 0.6 million tonnes of ore is currently exposed in the Buesichem pit and approximately 0.3 million tonnes has been moved to ore stockpiles.
Pampe Ore Body
Final approval of the Pampe environmental impact study is expected in November and pit development is scheduled to commence in the first quarter of 2007 once the mining license has been issued. The Pampe ore body will provide oxide ore feed to the existing Bogoso processing plant once mining is completed at the Plant-North pit at Prestea in early 2007.
Sale of EURO Shares and Change in Accounting for EURO
At March 31, 2006 we owned 53% of EURO’s outstanding common shares and as such consolidated EURO’s financial results with our own. During the second quarter of 2006 we sold 362,029 of our EURO shares in open market transactions realizing approximately $0.7 million of cash. In addition, on June 19, 2006 we sold an additional four million EURO shares in a private transaction receiving $2.5 million of cash. The purchasers of the four million shares have agreed to pay additional consideration to Golden Star if they sell the shares at a gain. Since our investment in EURO’s shares was carried at zero value, a gain was recognized on sale of the shares in an amount essentially equal to the cash proceeds received.
The combined share sales during the second quarter diluted our holding in EURO’s common shares to approximately 43%. In response to a reduced ownership position, the equity method of accounting was adopted on June 20, 2006 for our remaining interest in EURO. Under the equity accounting method our consolidated financial statements will no longer include EURO’s assets and liabilities which at March 31, 2006 included $3.2 million of net current assets, $5.6 million of tax assets, $7.0 million of bank loans and $14.9 million of derivative liabilities. The net effect of the change in accounting method resulted in recognition of an additional $17.7 million of gain. Total gain from the change in our EURO ownership position, consisting of $3.2 million from the sale of shares and $17.7 million from the change in accounting method, totaled $20.9 million.
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
Reduced Gold Derivatives
In June 2006 we reduced our call option position by buying back call options on 30,000 ounces of gold for a total cost of $2.6 million. During the third quarter an addition 6,000 contracts expired as scheduled, leaving 12,000 call options outstanding as of September 30, 2006. The remaining 12,000 call options are scheduled to expire at a rate of 2,000 ounce per month from October 2006 to March 2007. Each of the remaining outstanding call options has a $525 strike price.

As a result of the sale of EURO shares in June 2006 (see above), Golden Star is no longer required to consolidate the financial statements of EURO after June 19, 2006. Therefore the EURO derivative contract liabilities and associated impact on earnings are no longer included in our consolidated financial statements as of September 30, 2006.
Debt facility
On October 11th, 2006, Golden Star entered into an agreement for a $15 million debt facility to be provided by Ecobank Ghana Limited and Cal Bank Limited. Both banks are active in Ghana. The funds are available immediately for a term of 27 months at an interest rate of US Prime (currently 8.25%) plus one percentage point. Loan fees total one percent of the facility amount. The amount drawn under the facility is repayable in 24 equal installments starting three months after receipt of the funds. The debt is secured by the non-mobile assets of the Bogoso/Prestea mine and proceeds are to be used as partial funding for the Bogoso Sulfide Expansion Project. There are no hedging requirements or equity-type incentives required under the facility. As of November 6, 2006 $7.5 million has been drawn under this facility.
In addition documentation is underway with two other Ghanaian banks for a second $15.0 debt facility.
Ore processing at Bogoso/Prestea
As has been the case since mid–2004, Bogoso/Prestea continues to deal with ores that are not well suited for processing in the existing Bogoso processing plant. The Bogoso plant was originally configured to process oxide and other non–refractory ores. Since mid–2004, when oxide ore were depleted on the north end of the Prestea property, the Bogoso processing plant has processed ore from the Plant–North pit at Prestea which were thought to be relatively non–refractory. The Plant–North ore have proven more difficult to treat than anticipated, and recovery and plant through–put has been lower than expected as a result. We are now stockpiling the more refractory Plant–North ore as feed for the new BIOX® processing plant. Additional oxide and non–refractory ore from the sulfide pit pre–stripping will supplement feed to the existing Bogoso processing plant in the fourth quarter, and in early 2007 we expect to start mining oxide ores from the new Pampe project located 18 kilometers west of Bogoso to feed the existing Bogoso processing plant.
Improved Operating Margins
As discussed below in more detail the operating margins (“Gold sales” revenues less “Total mine operating costs”) at Bogoso have trended upward in each quarter of 2006 from a $(2.3) million operating margin loss in the first quarter to a $2.0 positive margin in the second quarter, to a $7.6 million positive margin in the third quarter. The margin improvements resulted from higher gold prices and higher gold output at the Bogoso plant.
Wassa’s operating margins have also seen improvements during 2006 from a $(2.1) operating margin loss in the first quarter to a $0.3 million positive margin in the second quarter and a $0.5 million positive margin in the third quarter. A combination of improved operating costs, higher ore grades from the new SAK pit in the third quarter and improved gold prices versus the first quarter of 2006 were responsible for the margin improvement at Wassa.
RESULTS OF OPERATIONS
Third quarter 2006 compared to third quarter 2005
Net income totaled $3.0 million or $0.014 per share during the third quarter of 2006, versus a net loss of $(6.7) million or $(0.047) per share during the third quarter of 2005. The major factors contributing to the earnings improvement were higher gold prices, higher gold output, and a reduction in the derivative losses. Lower gold prices at the end of the third quarter coupled with a significant reduction in our derivative positions over the past year resulted in a $1.4 million gain on derivatives in the third quarter of 2006 compared to a $5.5 million loss in the same quarter of 2005. The increase was offset by a $1.8 million impairment of deferred exploration costs in 2006. Interest expense was lower than a year ago as more interest was capitalized into construction projects in the current quarter.
We sold 4,197 more ounces of gold during the third quarter of 2006 versus the same period of 2005, at an average price of $622 per ounce versus $433 per ounce in the same quarter of 2005. The combination of higher gold output and improved gold price yielded a $12.8 million increase in gold revenues.
Bogoso/Prestea’s and Wassa’s combined operations yielded an $8.1 million operating margin (“Gold sales” revenues less “Total mine operating costs” – see Statement of Operations) for the third quarter of 2006 compared to an operating margin loss of $(1.6) million in the third quarter of 2005. The major factors responsible for the improved operational results were higher gold prices and increased gold output, which more than offset higher operating costs.

	For the three months ended		For the nine months ended
	September 30,		September 30,
SUMMARY OF FINANCIAL RESULTS	2006	2005	2006	2005
Gold sold (oz)	57,855	53,658	148,001	146,772
Average realized price ($/oz)	622	433	605	431
Gold revenues (in $ thousands)	35,996	23,235	89,607	63,329
Cash flow provided by operations (in $ thousands)	7,323	1,771	80	(1,153)
Net income/(loss) (in $ thousands)	2,955	(6,657)	36,402	(12,575)
Net income/(loss) per share – basic ($)	0.014	(0.047)	0.176	(0.088)
Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
Net income totaled $36.4 million or $0.176 per share in the nine months ended September 30, 2006, versus a net loss of $(12.6) million or $(0.088) per share during the same period in 2005. The major factors contributing to the earnings improvement versus the first nine months of 2005 include a $30.3 million pre-tax gain on the sale of Moto shares in the first quarter of 2006 and a $20.9 million pre-tax gain from the sale of EURO shares and resultant change in accounting method in the second quarter (see “Significant Trends and Events” above for additional information on the Moto and EURO share sales.) Mine operating margins also contributed $5.9 million in earnings compared to $0.2 million in the first nine months of 2005. Royalty revenues, interest and other income contributed $5.9 million to revenues, up from $4.4 million in the first nine months of 2005. Offsetting the operational margins, royalty and gains on the sale of assets was a $9.3 million loss on derivatives and $1.8 million of exploration project impairment write-offs.
The improvement in the operating margin is mostly due to improved gold prices versus the same period of 2005. Consolidated gold revenues for the first nine months of 2006 increased by $26.3 million from the same period a year ago. Approximately $13.2 million of the increase is related to Wassa’s revenues in the first quarter of 2006 versus zero revenues in the first quarter of 2005 when Wassa was still in its construction phase. The remaining increase in gold revenues is related to improvements in gold prices during 2006. Gold prices averaged $605 per ounce in the first nine months of 2006 versus $431 per ounce in the same period of 2005.

Bogoso/Prestea Operations
Three months ended September 30, 2006 - Bogoso/Prestea generated a $7.6 million operating margin during the third quarter of 2006 on sales of 34,611 ounces of gold, versus an operating margin of $1.9 million on sales of 29,346 ounces in the third quarter of 2005. The improvement in gold output reflects increases in grade and recovery versus the third quarter of 2005.
Bogoso/Prestea experienced lower plant through-put versus a year ago, which was mostly the result of harder ore from deeper levels of the Plant-North pit. The Bogoso processing plant processed an average of 3,995 tonnes per day during the third quarter of 2006 at an average grade of 4.45 grams per tonne, as compared to 4,324 tonnes per day at 4.20 grams per tonne in the same period in 2005. The improvement in gold recovery is a function of the higher grade ore mined and processed during the current period.
BOGOSO/PRESTEA

	For the three months ended		For the nine months ended
	September 30,		September 30,
OPERATING RESULTS	2006	2005	2006	2005
Ore mined (t) (Plant North pit)	398,956	426,617	1,123,275	1,350,764
Waste mined (t) (Plant North pit)	1,306,948	3,569,876	5,755,883	8,263,097
Ore processed (t)	367,536	397,815	1,073,059	1,167,368
Grade processed (g/t)	4.45	4.20	3.83	4.45
Recovery (%)	62.3	56.6	59.3	59.1
Gold sold (oz)	34,611	29,346	78,739	101,709
Cash operating cost ($/oz)	311	280	398	288
Royalties ($/oz)	18	13	18	12
Total cash cost ($/oz)	329	293	416	300
Cash operating costs were $311 per ounce in the third quarter of 2006 versus $280 per ounce in 2005. Increases in mine operating costs including increases in fuel, labor and parts were the major factor contributing to the higher unit costs. The increased labor cost during the quarter is due to payments made to union employees as part of the new union agreement that was signed on September 9, 2006.
Nine months ended September 30, 2006 - Bogoso/Prestea generated a $7.3 million operating margin during the first nine months of 2006 on sales of 78,739 ounces of gold, up from a $6.5 million operating margin on sales of 101,709 ounces in the first nine months of 2005. The major factor contributing to the improved margin was a 40% improvement in gold prices from $431 per ounce in the first nine months of 2005 to $605 per ounce in the same period of 2006, offset by a 22,970 ounce decrease in gold production in 2006. Lower ore grade from the Plant-North pit and lower plant through-put due to harder ores, were the major factors responsible for the lower gold output.
The Bogoso processing plant processed an average of 3,931 tonnes per day in the first nine months of 2006 at an average grade of 3.83 grams per tonne, as compared to 4,276 tonnes per day at 4.45 grams per tonne in the same period in 2005. Gold recovery increased slightly to 59.3% from 59.1% in the first nine months of 2005.
Cash operating costs for the nine months were $2.3 million higher than in the first nine months of 2005 reflecting increases in the cost of fuel, power, labor, tires and mechanical parts. The increase in cash operating costs coupled with lower gold output combined to yield cash operating unit costs of $398 per ounce versus $288 per ounce in the first nine months of 2005.
Wassa Operations
Three months ended September 30, 2006 - Wassa generated a $0.5 million operating margin in the three months ended September 30, 2006 on sales of 23,244 ounces of gold, compared to an operating margin loss of $(3.5) million in the third quarter of 2005 on sales of 24,312 ounces. During the third quarter of 2006 the Wassa processing plant processed an average of 9,455 tonnes per day at an average grade of 0.96 grams per tonne with a gold recovery of 90.0% compared to 10,476 tonnes per day at an average grade of 0.86 grams per tonne with an 87.7% recovery in the same period of 2005. Lower plant through-put reflects an annual four-day maintenance shutdown in August and power rationing in the last third of the quarter (see Significant Trends and Events section above). The improvement in ore grades and recovery versus the same period of 2005 are related to the higher grade ore now being mined at the SAK pit. Cash operating costs and ounces sold were very similar in 2006 and 2005 yielding cash costs per ounce in 2006 similar to a year earlier ($464 per ounce, versus $460 per ounce in 2005).
WASSA

	For the three months ended		For the nine months ended
	September 30,		September 30,
OPERATING RESULTS	2006	2005	2006	2005 (1)
Ore mined (t)	581,815	692,142	1,858,312	1,380,385
Waste mined (t)	1,796,669	2,430,764	9,033,328	4,416,597
Ore and heap leach materials processed (t)	869,891	963,007	2,804,864	1,428,028
Grade processed (g/t)	0.96	0.86	0.86	0.98
Recovery (%)	90.0	87.7	88.8	88.7
Gold sold (oz)	23,244	24,312	69,262	45,063
Cash operating cost ($/oz)	464	460	479	465
Royalties ($/oz)	19	11	18	13
Total cash cost ($/oz)	483	471	497	478

(1)	The Wassa mine commenced commercial production in April 2005, thus amount shown are for only six months of operation.
While we have been successful in bringing Wassa plant through-put rates up to design level on a consistent basis, ore grades continue to fall short of expectation. Recent analysis indicated that excess ore dilution is reducing pit ore grades. In response to the dilution, we reviewed and improved the blasting techniques during the quarter. We continue to review our blasting techniques and, to better define the ore zones and we are expanding ore zone definition drilling. It is expected that changes in blasting procedures and more detailed definition drilling should continue to improve pit grades and higher gold output going forward.
In July 2006, Wassa began mining the new SAK ore body located approximately 3.5 kilometers south of the Wassa processing plant. It is expected that the SAK pit will provide approximately 100,000 tonnes per month of the higher grade ore to the Wassa plant over its 12 to 18 month life. The higher grades of the SAK pit ore largely compensated for the drop in plant through-put in September from the power shortage.
Nine months ended September 30, 2006 – The nine month results are not comparable to the first nine months of 2005 since Wassa was not placed in-service until April 1, 2005. While Wassa generated positive operating margins in the second and third quarters of 2006, it experienced a $(1.3) million operating margin loss in the nine months ended September 30, 2006 on sales of 69,262 ounces of gold. The Wassa processing plant processed an average of 10,274 tonnes per day at an average grade of 0.86 grams per tonne with a gold recovery of 88.8%. Cash operating costs averaged $479 per ounce and total cash costs averaged $497 per ounce.

DEVELOPMENT PROJECTS
Bogoso Sulfide Expansion Project
Approximately 75% of the remaining ore reserves at Bogoso/Prestea are refractory and cannot be efficiently processed at our existing Bogoso processing plant. In 2005 a decision was made to construct a new 3.5 million tonne per annum processing facility at Bogoso alongside the existing 1.5 million tonne per annum Bogoso processing plant. The new plant will utilize the proprietary BIOX® bio-oxidation technology to treat the refractory sulfide ore. When completed, the new sulfide processing plant and the existing Bogoso processing plant are together expected to process 5.0 million tonnes of ore per year.
The existing Bogoso processing plant will retain its current configuration and will continue to process non–refractory ores. After the new BIOX® plant comes on line, it is anticipated that the existing Bogoso processing plant will process mostly oxide ore and the new BIOX® processing plant will process mostly refractory sulfide ore and mixed oxide-refractory ores. The two plants sitting side-by-side are expected to provide operational efficiencies since they will share common management, labor, reagent inventories, warehouse parts and maintenance efforts. With the two plants and their differing technologies, we expect to be able to process all of the ore types known to exist in the Bogoso/Prestea area.
The design and construction of the expansion project is being managed by GRD Minproc in accordance with an engineering, procurement and construction management contract.
In October we commenced commissioning and testing for the expansion project. The crusher, ball mill and carbon-in-leach circuit have been running for several weeks and in November we expect to commission the SAG mill and transfer the first inoculate to the first BIOX® tank. Over the next two months, while we fill the BIOX® tanks, we plan to operate the crusher, SAG mill and ball mill on oxide material. Once the BIOX® tanks are full, we expect to start crushing and milling sulfide ore and to commission the new flotation circuit.
Pre-stripping of the first two sulfide pits has commenced using mining equipment acquired in 2005 and 2006. Pre-stripping consists of 9.7 million tonnes of waste and 0.5 million tonne of ore to September 30, 2006. In addition, 0.6 million tonnes of ore has been exposed in the Buesichem pit. The existing Bogoso processing plant will continue to process non-refractory ores from the Plant-North pit at Prestea until completion of mining in early 2007. Thereafter, we plan to feed the existing Bogoso processing plant with oxide ores from Pampe, Mampon and areas on the south end of the Prestea property.
We estimate that the total capital cost of the new sulfide plant project, including the expansion of the mining fleet, to be approximately $125 million, and expect construction to be completed by late 2006. We expect to spend an additional $25 million on pre-stripping and inventory build-up. At September 30, 2006 we have spent approximately $104.2 million on plant construction, $13.7 million on mining equipment, $13.0 million on pre-stripping and $7.7 million on stockpile and other inventories. Additionally we capitalized interest of $5.1 million to the project.
EXPLORATION PROJECTS
We budgeted $16.5 million for exploration in 2006, focusing our efforts mostly on core assets in Ghana, including the Prestea Underground and the St. Jude Properties at Hwini–Butre and Benso. Actual spending on exploration, including both capitalized and expense items totaled $11.6 million through September 30, 2006. Of the total, $3.0 million has been spent at the St. Jude properties, $2.0 million at the Prestea Underground, $3.7 million at our mine sites and other properties in Ghana, $0.6 million in South America, $1.8 million in non-Ghana West Africa and $0.5 million in overhead and North America.
Africa - Key areas where we have been active during 2006 include:
•	Mineralized areas around the operating mines;

•	Prestea Underground, where we have intensified exploration to facilitate feasibility (upper levels) and scoping studies (deep levels); and

•	Hwini–Butre and Benso, where intensive drilling programs are currently being carried out to allow feasibility and permitting to be progressed.
Prestea Underground - In early 2006 we initiated an extensive drilling program at Prestea Underground that was planned to continue throughout 2006. After excellent progress during the first eight months of the year during which we drilled 19,366 meters of diamond core, drilling has been suspended due to power restrictions imposed by the Ghana power supply authorities and subsequent safety issues related to the temporary closure of the Bondaye Shaft (the alternate escape route for the Prestea underground workings). Prior to the suspension of drilling we had two rigs working, one on 24 Level infilling on the West Reef mineralization, and one on 30 Level drilling down-plunge extensions of the Main Reef. In August, we announced an increase in inferred mineral resources for the West Reef to a total of 1.25 million tonnes at an average grade of 11.9 grams of gold per tonne versus the previously published inferred mineral resource of 0.90 million tonnes at an average grade of 12.6 grams of gold per tonne. This work confirmed that the West Reef target shoot continues down plunge for 400 meters with a true thickness ranging between 0.7 and 4.5 meters.
In addition, we have been drilling near-surface, potentially decline-accessible mineralization beneath and south of the Plant-North pit. This is being drilled from surface and is therefore unaffected by the power restrictions. Following completion of the drilling program the feasibility of commencing mining in the upper levels at Prestea will be evaluated in the first half of next year.
Hwini-Butre and Benso - Exploration has continued at a high rate at the Hwini-Butre and Benso projects including both diamond core drilling and Reverse Circulation (“RC”) drilling at the main prospects and Rotary Air Blast (“RAB”) drilling along extensions of the mineralized structures. In addition, data from geochemical surveys carried out previously have been reviewed and the geochemical coverage has been extended to new areas believed to have geological potential for repetitions of the known mineralized structures.
Drilling to collect metallurgical and geotechnical samples has been completed and test work is now in progress. To date, we have completed in excess of 22,000 meters of RAB drilling and 21,000 meters of RC and diamond drilling.
A feasibility study for development of Hwini-Butre and Benso as a satellite source of ore for our Wassa processing plant has been commenced.
South America — In August we signed a joint venture agreement with Newmont for the Saramacca project in Suriname. The agreement calls for Newmont to incur $6 million in exploration expenditures on certain Saramacca properties over a period of five years at which point Newmont will earn a 51% interest in the joint venture. In the first two years of the earn-in period Newmont is required to contribute $2 million to the project and any shortfall is to be settled in cash to Golden Star at the end of the two year period. The exploration project will be managed by Golden Star until the earliest of i) Newmont contributing $2 million to the exploration project or ii) the second anniversary of the agreement. We are currently in negotiations with land owners and the Suriname government to finalize the transfer of the exploration licenses to us. This process may take up to 18 months to complete. To date, Golden Star has incurred $0.1 million of expenditure on the Saramacca project which is refundable to us from Newmont.
During 2003 and 2004 we carried out two successive soil auger sampling programs and evaluated a series of stream sediment gold anomalies on the Saramacca property. This work defined a 5 kilometer long soil anomaly. Deep augering in 2004 further confirmed the anomaly now termed ‘Anomaly M’. Shallow diamond core drilling, comprising 24 holes for a total of 1,315 meters, commenced at Anomaly M in

March 2005. Mineralization intersected within drill cores consisted of variably-sheared silicified pyritic metasediments of tuffaceous origin and volcanic conglomerates, often with little or no quartz veining. Significant gold assays were also intersected within the upper 5 to 10 meters of enriched lateritic duricrust and mottled saprolite.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2006, our cash, cash equivalents and short term investments totaled $10.0 million, down from $89.7 million at December 31, 2005. Operating activities netted nil cash during the first nine months, but operations generated $7.3 million in the third quarter, up from $1.2 million in the same quarter of 2005. The use of cash to increase ore stockpiles and operating inventories was a major factor contributing to the nil operational cash flow during the first nine months of 2006. Capital projects used $130.8 million of cash in the nine months while cash on the sale of the Moto shares contributed a net $37.3 million of cash and sale of the EURO shares contributed an additional $3.2 million, bringing net cash used in investing activities to $90.4 million.
Option exercises and new equipment loans provided $3.4 million and $12.4 million of cash, respectively. Loan repayments consumed $5.1 million including $1.3 million for EURO’s bank loans and $3.8 million for equipment financing loans.
Of the $130.8 million spent on new capital projects during the first nine months, approximately $101.6 million of the total was spent on the Bogoso Sulfide Expansion Project and associated pre-stripping, $22.9 million was spent on other mine property and plant and equipment needs, mostly at Bogoso/Prestea and Wassa, and $6.3 million was spent on capital exploration projects.
We have finalized documentation for the first of two $15 million debt facilities. The first debt facility is provided by Ecobank Ghana Limited and Cal Bank Limited. Both banks are active in Ghana. The documentation for this facility has been executed and the funds are available immediately for a term of 27 months at an interest rate of US Prime plus one percentage point. Front end fees total one percent of the facility amount. As of November 6, 2006 $7.5 million has been drawn on this facility. The debt is secured against the non-mobile assets of the Bogoso/Prestea mine and is to be used as partial funding for the Bogoso expansion project. There are no hedging requirements or equity-type incentives required under the facilities. The documentation for the remaining $15 million debt facility with two other banks active in Ghana is well advanced and expected to be completed in the near future.
Liquidity Outlook
Capital expenditures plans for 2006 include the following projects:

	Amount
	(millions)
	Budget	Actual for nine
CASH SPENT ON CAPITAL PROJECTS YEAR-TO-DATE VERSUS 2006 BUDGET	for 2006	months of 2006
Development
Bogoso Sulfide Expansion Project	$89.0	88.6
Bogoso/Prestea pre–stripping and mining equipment	25.0	13.0
Pampe	4.0	1.7
Mampon	1.2	0.3
St. Jude properties	1.0	0.4

Sustaining Capital
Bogoso/Prestea	7.0	5.9
Prestea Underground care and maintenance	4.8	4.4
Wassa	6.2	7.4

Exploration
Bogoso/Prestea	1.7	0.6
Prestea Underground	3.3	2.0
Wassa	0.9	1.2
St. Jude properties	4.6	3.0
Other	6.3	2.3

Total	$155.0	$130.8

At the current gold prices we expect both Bogoso/Prestea and Wassa to generate positive operating cash flows during the remainder of the year. We expect that these operational cash flows, along with the $10.0 million of cash on hand, the $15.0 million drawn on the Ecobank Ghana and Cal Bank loan and an additional $15.0 million expected from other bank loans will be sufficient to complete development and start-up of the BSEP project.
LOOKING AHEAD
Our main objectives for the coming twelve months include:
•	complete construction, commissioning and commencing commercial production of the Bogoso Sulfide Expansion Project;

•	complete a feasibility study for the development of the Hwini-Butre and Benso as a satellite ore source for our Wassa mine; and

•	complete a feasibility study for the development of the Prestea Underground mine as a source of high grade ore for Bogoso/Prestea.
Excluding the potential impact of any commercial production from our Bogoso Sulfide Expansion Project, we expect to produce about 200,000 ounces during 2006, comprised of 100,000 to 105,000 ounces from Bogoso/Prestea at an average cash operating cost of about $390 per ounce and 95,000 to 100,000 ounces from Wassa at an average cash operating cost of about $460 per ounce.
Commissioning and testing of a portion of the Bogoso Sulfide Expansion Project commenced in October and this work will continue through the fourth quarter. The date of commercial production for this expansion project is dependent on the success of the commissioning and testing during the fourth quarter.

RELATED PARTY TRANSACTIONS
We obtained legal services from a legal firm to which our Chairman is counsel. Total value of all services purchased from this law firm were $0.6 million during the first nine months of 2006. Our Chairman did not personally perform any legal services for us during this time period nor did he benefit directly or indirectly from payments for the services performed by the firm.
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
OUTSTANDING SHARE DATA
This ITEM 2 includes information available to November 6, 2006. As of November 6, 2006 we had outstanding 207,845,758 common shares, options to acquire 6,217,101 common shares, warrants to acquire 11,688,334 common shares and convertible notes which are convertible into 11,111,111 common shares.
SUBSEQUENT EVENTS
Resignation of Chief Financial Officer
Effective October 13, 2006 Allan Marter, the Company’s Chief Financial Officer since 1999, resigned. Mr. Roger Palmer, Vice President Finance and Controller has been appointed interim Chief Financial Officer until a permanent replacement CFO is hired.
New Debt Facility
On October 11th, 2006, Golden Star entered into an agreement for a $15 million debt facility to be provided by Ecobank Ghana Limited and Cal Bank Limited. Both banks are active in Ghana. The funds are available immediately for a term of 27 months at an interest rate of US Prime (currently 8.25%) plus one percentage point. Loan fees total one percent of the facility amount. The amount drawn under the facility is repayable in 24 equal installments starting three months after receipt of the funds. The debt is secured by the non-mobile assets of the Bogoso/Prestea mine and proceeds are to be used as partial funding for the Bogoso Sulfide Expansion Project. There are no hedging requirements or equity-type incentives required under the facility.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio and debt, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk
We invest excess cash in high quality short term debt instruments. The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that, given the cash balances expected during the next 12 months a 1% change in interest rates would result in a $0.1 to $0.3 million change in annual interest income.
As of September 30, 2006 we had only fixed rate debt and thus do not have material exposure to interest rate changes. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.
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
While in the past we have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates, during 2005 and 2006 we entered into forward purchase contracts for the South African Rand and the Euro to hedge expected future purchases of capital assets in South Africa and Europe associated mostly with the Bogoso Sulfide Expansion Project. We also hold portions of our cash reserves in non–US dollar currencies.
Commodity Price Risk
Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for the next 12 months would result in a $4 to $5 million change in expected pre–tax earnings and cash flows.
During 2005, to reduce the risk of unfavorable gold price fluctuations on our operating cash flows during the construction period of the Bogoso Sulfide Expansion Project, we purchased puts to lock in minimum gold prices for portions of our expected gold sales in 2006 and early 2007. As of September 30, 2006 we had 75,000 put options remaining which establish an average minimum price of $404 per ounce on 75,000 ounces of expected gold production spread monthly through the fourth quarter of 2006 and the first quarter of 2007.
We also sold calls during 2005 to offset a portion of the costs of purchasing the puts. At September 30, we had 12,000 call options remaining which expire at the rate of 2,000 ounces/month during the fourth quarter of 2006 and in the first quarter of 2007, each carrying a strike price of $525 per ounce.

Equity Price Risk
We have in the past and may in the future seek to acquire additional funding by sale of common shares. Movements in the price of our common shares have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.
ITEM 4 CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
The principal executive officer and principal financial officer have evaluated the effectiveness of Golden Star’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on the evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Golden Star, including consolidated subsidiaries, in reports that Golden Star files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting other than disclosed in item (b) below.
(b) Change in Internal Control Over Financial Reporting
As discussed in the notes to the fiscal 2005 consolidated financial statements, it was determined that as of December 31, 2005 management did not maintain effective controls over the presentation and documentation of certain derivatives. Specifically, Golden Star did not prepare and maintain sufficient documentation to support the designation and effectiveness of hedges of certain gold future contracts entered into by its subsidiary, EURO Resources S.A., during 2005. Because of the existence of the deficiency in question at year–end, management concluded that our internal control over financial reporting was ineffective as of December 31, 2005.
During the nine months ended September 30, 2006, management has undertaken remedial action to address the above described material weakness by revising its accounting procedures to record the derivative transaction in accordance with Canadian and United States Generally Accepted Accounting Principles (GAAP). The Company no longer applies hedge accounting to its derivatives.
Management believes it has completed these remediation efforts; however, management has not engaged its audit firm to perform a stand alone engagement to determine if the material weakness continues to exist.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is contained in Note 14 to the Consolidated Financial Statements contained in the Report .
ITEM 1A. RISK FACTORS
The risk factors for the quarter ended September 30, 2006 are substantially the same as those disclosed and discussed in Item 1A of our 2005 Form 10–K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

EXHIBITS
10.1	Severance and Release Agreement dated October 13, 2006 between Allan J. Marter and Golden Star

10.2	Employment Agreement dated June 17, 2006 between Colin Belshaw and Golden Star

10.3	Medium Term Loan Agreement dated October 11, 2006 between Ecobank Ghana Limited, Cal Bank Ghana Limited and Golden Star

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10–Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD. Registrant
By:	/s/ Peter J. Bradford
Peter J. Bradford
President and Chief Executive Officer

Date: November 6, 2006

By:	/s/ Roger Palmer
Roger Palmer
Vice President Finance and Chief Financial Officer

Date: November 6, 2006

EXHIBIT INDEX
10.1	Severance and Release Agreement dated October 13, 2006 between Allan J. Marter and Golden Star

10.2	Employment Agreement dated June 17, 2006 between Colin Belshaw and Golden Star

10.3	Medium Term Loan Agreement dated October 11, 2006 between Ecobank Ghana Limited, Cal Bank Ghana Limited and Golden Star

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)