Form 10-K/A
period 2005-12-31
GOLDEN STAR RESOURCES LTD
filed 2007-02-26
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 2
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
Warrants Issued February 2003
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form l0-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).
(Check one):     Large accelerated filer: ☐     Accelerated filer: ☑     Non-accelerated filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $437 million as of June 30, 2005, based on the closing price of the shares on the American Stock Exchange of $3.10 per share.
Number of Common Shares outstanding as at March 27, 2006: 207,265,758

ITEM 6. SELECTED FINANCIAL DATA
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9A CONTROLS AND PROCEDURES
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Consent of PricewaterhouseCoopers LLP
Certification of Principal Executive Officer Pursuant to Section 302
Certification of Principal Financial Officer Pursuant to Section 302
Certification of Principal Executive Officer Pursuant to Section 906
Certification of Principal Financial Officer Pursuant to Section 906

Explanatory Note
     This Form 10-K/A, Amendment No. 2, is being filed to amend Golden Star Resources Ltd.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 in order to reflect the restatement of our financial statements for the year ended December 31, 2005 to change, in footnote 28 regarding US GAAP reconciliation, the way in which we have accounted for our warrants to purchase common shares which have an exercise price denominated in Canadian dollars. The restatement arose from management’s determination on February 22, 2007 that such warrants denominated in Canadian dollars, which had been treated as equity instruments, should have been treated as derivative instruments under US GAAP. As such the fair value of such warrants is required to be treated as a liability, and we are required to mark to market those warrants on a current basis, with the resulting gains or losses being included in the statement of operations under US GAAP.
     Generally, no attempt has been made in this Form 10-K/A, Amendment No. 2, to modify or update other disclosures presented in the original report on Form 10-K, as amended, except as otherwise required to reflect the effects of the restatement, including in footnote 24 and Item 9A. This Form 10-K/A, Amendment No. 2, does not reflect events occurring after the filing of the original Form 10-K, as amended, or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 29, 2006 and the filing of the Form 10-K/A, Amendment No. 1, with the SEC on March 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with Canadian GAAP. Selected financial data derived in accordance with US GAAP has also been provided and should be read in conjunction with Note 28 to the financial statements. Reference should also be made to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Summary of Financial Condition
(Amounts in thousands except per share data)

	As of Dec.	As of Dec.	As of Dec.	As of Dec.	As of Dec.
Canadian GAAP	31, 2005	31, 2004	31, 2003	31, 2002	31, 2001

Working capital	$91,974	$61,366	$96,784	$21,963	$(5,149)
Current assets	132,789	78,846	104,935	32,843	9,636
Total assets	564,603	252,160	222,391	74,135	36,552
Current liabilities	40,815	17,480	8,151	10,880	14,785
Long-term liabilities	124,919	10,367	8,402	8,973	7,765
Shareholder’s equity	392,240	217,960	198,362	49,384	12,342

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
Canadian GAAP	2005	2004	2003	2002	2001

Revenues	$95,465	$65,029	$64,370	$38,802	$24,658
Net income/(loss)	(13,531)	2,642	21,956	4,856	(20,584)
Net income/(loss) per share - basic	(0.094)	0.019	0.198	0.067	(0.488)

	As of Dec.	As of Dec.	As of Dec.	As of Dec.	As of Dec.
US GAAP1.	31, 2005	31, 2004	31, 2003	31, 2002	31, 2001

Working capital	$91,974	$61,366	$96,784	$22,262	$(5,149)
Current assets	132,789	78,846	104,935	33,391	9,636
Total assets	522,443	219,972	200,337	62,644	24,232
Current liabilities	40,815	17,480	8,151	10,880	14,785
Long-term liabilities	135,832	22,432	87,126	14,445	7,818
Shareholder’s equity	343,832	176,161	98,698	35,597	1,533

	For the	For the	For the	For the	For the
	Year End	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
US GAAP1.	2005	2004	2003	2002	2001

Revenues	$102,237	$65,029	$64,370	$38,802	$24,658
Net income/(loss)	(24,470)	47,708	(58,611)	7,212	(5,352)
Net income/(loss) per share - basic	(0.170)	0.345	(0.528)	0.094	(0.126)

1.	Restated to reflect correction of accounting treatment of warrants issued in currencies other than US$. See Explanatory Note above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements of
Golden Star Resources Ltd.

INDEPENDENT AUDITORS’ REPORT
To the Shareholders of Golden Star Resources Ltd.
We have audited the accompanying consolidated balance sheets of Golden Star Resources Ltd. (the “Company”) at December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2005 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and management’s assessment thereof included in Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
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

We conducted our audits of the Company’s financial statements in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We conducted our audit of the effectiveness of the Company’s internal control over financial reporting and management’s assessment thereof in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses: (i) As of December 31, 2005, management did not maintain effective controls over the presentation and documentation of certain derivatives. Specifically, the Company did not prepare and maintain sufficient documentation to support the designation and effectiveness of hedges of certain gold future contracts entered into by its subsidiary, EURO Ressources S.A., during 2005. This control deficiency resulted in the requirement for the restatement of the Company’s consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2005 and an audit adjustment to the 2005 annual consolidated financial statements. In addition, this control deficiency could result in a misstatement of derivative related accounts including fair value of derivatives and mark-to-market adjustments that would result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected. (ii) As of December 31, 2005, management did not maintain effective controls over the accounting for warrants denominated in Canadian dollars using accounting principles generally accepted in the United States (“US GAAP”). As a result, warrants denominated in Canadian dollars were treated as equity instruments rather than as derivative instruments. This control deficiency resulted in the requirement to restate, in this Form 10-K/A the Company’s 2005, 2004 and 2003 annual consolidated financial statements. In addition, this control deficiency could result in the misstatement of aforementioned accounts that would result in a misstatement of the interim or annual consolidated financial statements that would not be prevented or detected.
Management has concluded that these control deficiencies constitute material weaknesses. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded St. Jude Resources Ltd. from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination on December 21, 2005. For this reason, we have also excluded St. Jude Resources Ltd. from our audit of internal control over financial reporting. St. Jude Resources Ltd. is a wholly-owned subsidiary whose total assets represent 28% of the Company’s consolidated assets as of December 31, 2005.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in accordance with Canadian generally accepted accounting principles.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Golden Star Resources Ltd. has not maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the COSO.
Our previous report dated March 27, 2006 has been withdrawn. As discussed in note 28, the 2005, 2004 and 2003 consolidated financial statements have been restated. Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because of the material weakness described in item (i) above. However, management has subsequently determined that the material weakness described in item (ii) above also existed as of December 31, 2005. Accordingly, Management’s Report on Internal Control Over Financial Reporting and our opinion on the effectiveness of internal control over financial reporting have been restated to include this additional material weakness.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, BC Canada
March 27, 2006 (except note 28 which is as of February 26, 2007)

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of US dollars except shares issued and outstanding)

	As of December 31,
	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$89,709	$12,877
Short term investments (Note 2)	—	38,850
Accounts receivable	6,560	3,592
Inventories (Note 3)	23,181	15,366
Due from sale of property (Note 4)	—	1,000
Future tax assets (Note 19)	6,248	1,542
Fair value of derivatives (Note 14)	1,220	—
Deposits (Note 5)	5,185	5,102
Prepaids and other	686	517

Total Current Assets	132,789	78,846

RESTRICTED CASH (Note 16c)	3,865	3,351
LONG TERM INVESTMENTS (Note 6)	8,160	5,528
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Notes 7 and 24)	167,532	7,452
PROPERTY, PLANT AND EQUIPMENT (Note 8)	84,527	28,653
MINING PROPERTIES (Note 9)	118,088	74,197
CONSTRUCTION IN PROGRESS (Note 10)	36,707	51,159
DEFERRED STRIPPING (Note 11)	1,548	1,357
LOAN ACQUISITION COSTS (Note 13)	1,020	—
FUTURE TAX ASSETS (Note 19)	8,223	—
OTHER ASSETS	2,144	1,617

Total Assets	$564,603	$252,160

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$9,093	$7,010
Other accrued liabilities	17,051	9,203
Fair value of derivatives (Note 14)	4,709	—
Asset retirement obligations	3,107	—
Current debt (Note 12)	6,855	1,267

Total Current Liabilities	40,815	17,480

LONG TERM DEBT (Note 12)	64,298	1,707
ASSET RETIREMENT OBLIGATIONS (Note 15)	8,286	8,660
FAIR VALUE OF DERIVATIVES (Note 14)	7,263	—
FUTURE TAX LIABILITY (Notes 19 and 24)	45,072	—

Total Liabilities	165,734	27,847

MINORITY INTERESTS	6,629	6,353
COMMITMENTS AND CONTINGENCIES (Note 16)	—	—

SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued.	—	—
Common shares, without par value, unlimited shares authorized.
Shares issued and outstanding:
205,954,582 at December 31, 2005; 142,244,112 at December 31, 2004	522,510	340,888

CONTRIBUTED SURPLUS	6,978	3,646
EQUITY COMPONENT OF CONVERTIBLE NOTES (Note 12c)	2,857	—
DEFICIT	(140,105)	(126,574)

Total Shareholders’ Equity	392,240	217,960

Total Liabilities and Shareholders’ Equity	$564,603	$252,160

The accompanying notes are an integral part of these consolidated financial statements.

By:	/s/ David K. Fagin — Director	By:	/s/ Peter J. Bradford — CEO

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of US dollars except per share amounts)

	For the years ended December 31,
	2005	2004	2003

REVENUE Gold sales	$89,663	$60,690	$63,512
Royalty income	4,178	3,049	—
Interest and other	1,624	1,290	858

Total revenues	95,465	65,029	64,370

EXPENSES
Mining operations	79,609	39,095	32,125
Depreciation, depletion and amortization	15,983	8,096	4,993
Accretion of asset retirement obligations	752	645	578

Total mine operating costs	96,344	47,836	37,696

Exploration expense	951	895	594
Corporate general and administrative and options expense	8,631	8,197	5,556
Corporate development expense	248	4,504	10
Loss on equity investments	239	331	—
Abandonments and impairments	1,403	470	175
Derivative mark-to-market adjustments	11,820	—	—
Interest expense	2,416	139	42
Gain on sale of marketable securities	—	—	(1,905)
Gain on subsidiary’s sale of common shares	(977)	—	—
Foreign exchange (gain)/loss	574	280	(2,331)

Total expenses	121,649	62,652	39,837

Income/(loss) before minority interest	(26,184)	2,377	24,533
Minority interest	(277)	(1,277)	(2,577)

Net income/(loss) before income tax	(26,461)	1,100	21,956
Provision for future income taxes	12,930	1,542	—

Net income/(loss)	$(13,531)	$2,642	$21,956

Net income/(loss) per common share — basic (Note 20)	$(0.094)	$0.019	$0.198
Net income/(loss) per common share — diluted (Note 20)	$(0.094)	$0.018	$0.186
Weighted average shares outstanding (millions of shares)	143.6	138.3	111.0

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Stated in thousands of United States dollars except share amounts)

					Equity
					Component
	Number of		Contributed		of
	Common	Share	Surplus		Convertible
	Shares	Capital	Warrants	Options	Debentures	Deficit

Balance at December 31, 2002	87,400,702	$198,954	$2,085	$—	$—	$(151,655)

Shares issued	33,030,000	107,598	—	—	—	—
Issue costs	—	(6,455)	—	—	—	—
Warrants issued	—	—	1,780	—	—	—
Warrants exercised	—	1,504	(1,504)	—	—	—
Options issued — net of forfeitures	—	—	—	955	—	—
Shares issued under options	1,518,420	2,858	—	—	—	—
Shares issued under warrants	8,167,956	8,595	—	—	—	—
Stock bonus	57,200	118	—	—	—	—
Shares issued to acquire property	2,750,000	11,090	—	—	—	—
Cumulative effect of change in accounting method	—	—	—	—	—	483
Net income	—	—	—	—	—	21,956

Balance at December 31, 2003	132,924,278	324,262	2,361	955	—	(129,216)

Warrants exercised	—	755	(755)	—	—	—
Options issued — net of forfeitures	—	—	—	1,218	—	—
Shares issued under options	767,180	1,239	—	(133)	—	—
Shares issued under warrants	8,494,609	14,332	—	—	—	—
Shares issued to acquire property	58,045	300	—	—	—	—
Net income	—	—	—	—	—	2,642

Balance at December 31, 2004	142,244,112	340,888	1,606	2,040	—	(126,574)

Shares issued	31,589,600	75,864	—	—	—	—
Issue costs	—	(4,168)	—	—	—	—
Warrants issued	—	—	992		—	—
Warrants exercised	—	22	(22)	—	—	—
Options issued — net of forfeitures	—	—	—	2,476	—	—
Shares issued under options	312,940	722	—	(114)	—	—
Shares issued under warrants	385,000	718	—	—	—	—
Stock bonus	45,342	166	—	—	—	—
Shares issued to acquire property	31,377,588	108,298	—	—	—	—
Equity Component of Convertible Debentures	—	—	—	—	2,857	—
Net loss	—	—	—	—	—	(13,531)

Balance at December 31, 2005	205,954,582	$522,510	$2,576	$4,402	$2,857	$(140,105)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of US dollars)

	For the years ended December 31,
	2005	2004	2003

OPERATING ACTIVITIES:
Net income/(loss)	$(13,531)	$2,642	$21,956
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,042	8,096	4,993
Amortization of loan acquisition costs	228	—	—
Stock based compensation	1,007	1,386	1,085
Deferred stripping	(191)	(1,357)	—
Loss on equity investment	239	331	—
Abandonment and impairment of mineral properties	1,413	470	175
Sale of common shares by subsidiary	(977)	—	—
Fair value of derivatives	10,752	—	—
Provision for future income tax	(12,930)	(1,542)
Accretion of asset retirement obligations	752	645	578
Cash used for reclamation	(691)	(730)	(841)
Accretion of convertible debt	523	—	—
Minority interests	277	1,277	2,577

	2,913	11,218	30,523

Changes in assets and liabilities:
Accounts receivable	(2,853)	(2,802)	1,187
Inventories	(7,815)	(2,705)	(4,240)
Deposits	163	—	—
Marketable securities	—	—	906
Accounts payable and accrued liabilities	8,817	8,204	690
Other	(165)	(5)	10

Net cash provided by operating activities	1,060	13,910	29,076

INVESTING ACTIVITIES:

Expenditures on deferred exploration and development	(5,954)	(5,260)	(4,539)
Expenditures on mining properties	(26,631)	(18,302)	(29,950)
Expenditures on property, plant and equipment	(36,321)	(12,286)	(10,691)
Expenditures on construction in progress	(35,530)	(23,783)	(22,833)
Sale of property	1,000	1,000	1,000
Change in payable on capital expenditures	434	—	—
Short term investments	38,850	(38,850)	—
Long term investments	(2,871)	(4,971)	(888)
Deposits	(246)	(5,102)	—
Other	(220)	(894)	(139)

Net cash used in investing activities	(67,489)	(108,448)	(68,040)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	73,132	15,270	113,408
Debt repayments (Note 13)	(3,678)	(153)	(5,289)
Issuance of debt (Note 13)	71,334	2,328	799
Equity portion of convertible notes	2,857	—	—
Other	(384)	—	—

Net cash provided by financing activities	143,261	17,445	108,918

Increase/(decrease) in cash and cash equivalents	76,832	(77,093)	69,954
Cash and cash equivalents, beginning of period	12,877	89,970	20,016

Cash and cash equivalents end of period	$89,709	$12,877	$89,970

See Note 21 for supplemental cash flow information
The accompanying notes are an integral part of these consolidated financial statements.

STAR RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars unless noted otherwise)
1. Summary of Significant Accounting Policies
Basis of Consolidation and the Preparation of Financial Statements
These consolidated financial statements are prepared and reported in United States (“US”) dollars and in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”) which differ in some respects from GAAP in the United States (“US GAAP”). These differences in GAAP are quantified and explained in Note 28. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries whether owned directly or indirectly. All material inter-company balances and transactions have been eliminated.
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
Short Term Investments
When cash is invested in auction rate certificates, which are short term positions in long term investments, such investments are deemed “Short Term Investments” and displayed as a current asset next to Cash and Cash Equivalents on the Consolidated balance Sheets.
Marketable Securities
Short term investments in publicly traded marketable securities are recorded at the lower of cost or quoted market prices, with unrealized losses included in income. The market value is based on the closing price at the end of the period, as reported on recognized securities exchanges.
Inventories
Inventories classifications include “stockpiled ore,” “in-process inventory,” “finished goods inventory” and “materials and supplies.” All of our inventories are recorded at the lower of cost or market. The stated value of all inventories include direct production costs and attributable overhead and depreciation except for materials and supplies inventories.

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

Canadian currency in these financial statements is denoted as “Cdn$,” European Common Market currency is denoted as “Euro” or “ (euro),” and Ghanaian currency is denoted as “Cedi” or “Cedis.”
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
Revenue Recognition
Revenue from the sale of gold is recognized when title and the risk of ownership pass to the buyer. Title and risk of ownership pass to the buyer when dore is delivered into the buyer’s custody. Our gold is sold to a South African gold refinery and revenue is recognized when title is transferred to the customer at the refinery. The sales price is based on the London P.M. fix on the day of delivery.
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
Recent Accounting Pronouncements
Section 3831 — Non-Monetary Transactions Section 3831, issued in June 2005, replaces the previous recommendations of Section 3830 and establishes new guidelines for the evaluation and disclosure relating to non-monetary transactions. Its provisions determine whether a non-monetary transaction is to be measured at fair value or at book value. This section will be effective for non-monetary transactions concluded in periods beginning on or after January 1, 2006.
Section 1530 — Comprehensive Income / This Section introduces new disclosure requirements regarding comprehensive income and its components, as well as net income, in its financial statements. As a consequence, certain unrealized gains and losses, which would otherwise be excluded from the calculation of net income and be assigned directly to shareholders’ equity, will be used to calculate comprehensive income. This section will be effective for fiscal years beginning on or after October 1, 2006. We will adopt this new requirement in our January 2007 reporting.
Section 3855 — Financial Instruments — Recognition and Measurement Section 3855 determines the time and value at which a financial instrument must be recorded in the balance sheet. In some cases, it may be measured at fair value or, in other cases, at cost. The standard also provides for the manner in which gains and losses related to financial instruments are to be recorded. This section will be effective for interim periods and fiscal years beginning on or after October 1, 2006. We will adopt this new requirement in our January 2007 reporting.
Section 3865 — Hedges — Section 3865 provides guidance for hedge accounting when applied to certain derivatives that meet the definition of a hedge. Application of Section 3865 to derivatives that qualify as a hedges is optional, but once a derivative is classified as a hedge, the provisions of Section 3865 are then mandatory. Section 3865 replaces AcG-13, “Hedging Relationships” and completes the provisions of Section 1650, “Foreign Currency Translation”, by addressing how to account for hedges and related disclosure of information requirements. This section will be effective for fiscal years beginning on or after October 1, 2006. We will adopt this new requirement in our January 2007 reporting.
Section 3861 — Financial Instruments — Disclosure and Presentation Section 3861 replaces Section 3860, “Financial Instruments — Disclosure and Presentation”, and establishes the requirements for presentation and disclosure of financial instruments and non-financial derivatives.
EIC-160 — Stripping Costs Incurred in the Production Phase of a Mining Operation - In response to an EITF issued in the US in mid-2005 which prohibits use of deferred stripping accounting during the production phase, the Emerging Issues Committee (“EIC”) in Canada issued a “Draft Abstract of Issue Discussed” titled “D56 Accounting for Stripping Costs in the Mining Industry” which concluded that deferred stripping could be retained as an acceptable accounting method in Canada under certain circumstances. In late 2005 the EIC issued further guidance in EIC-160 “Stripping Costs Incurred in the Production Phase of a Mining Operation”. EIC-160 concluded that “stripping costs should be accounted for according to the benefit received by the entity. Generally, stripping costs should be accounted for as variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. However stripping costs should be capitalized of the stripping activity can be shown to represent a betterment the mineral property. The EIC also concluded that “capitalized stripping costs should be amortized in a rational and systematic manner over the reserves that directly benefit from the specific activity. In the mining industry, the units of production is generally the appropriate method.” The EIC went on to state that capitalized stripping costs should appear in the statement of cash flow as an investing activity. Provisions of EIC-160 are applicable to years beginning after July 1, 2006.
2. Short Term Investments
Short term investments are comprised of funds invested in AA or AAA rated Auction Rate Certificates. The certificates are short term positions in long term securities. The interest rate received is reset every 7, 28 or 35 days, and the certificates can be liquidated for cash at each interest reset date.

3. Inventories

	As of
	December 31,
	2005	2004

Stockpiled ore	$5,753	$3,659
In-process	3,106	2,858
Materials and supplies	14,322	8,849

Total inventories	$23,181	$15,366

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

7. Deferred Exploration and Development Costs
Consolidated property expenditures on our exploration projects for the year ended December 31, 2005 were as follows:

	Deferred				Deferred
	Exploration				Exploration
	&				&
	Development	Capitalized			Development
	Costs	Exploration	Acquisition		Costs
	as of	Expenditures	Costs	Impairments	as of
	12/31/04				12/31/05

AFRICAN PROJECTS
Akropong trend and other Ghana	$2,443	$3,114	$—	$(320)	$5,237
Prestea property — Ghana	2,067	7	—	—	2,074
Mininko — Mali	1,033	50	—	(1,083)	—
Mano River — Sierra Leone	758	527	—	—	1,285
Afema — Ivory Coast	—	918	110	—	1,028
Hweni-Butre/South Benso — Ghana	—	—	135,832	—	135,832
Goulagou — Burkina Faso	—	—	18,247	—	18,247
Other Africa		—	—	1,460	1,460
SOUTH AMERICAN PROJECTS
Saramacca — Suriname	394	337	—	—	731
Bon Espoir — French Guiana	501	881	—	—	1,382
Paul Isnard — French Guiana	256	—	—	—	256

TOTAL	$7,452	$5,834	$155,649	$(1,403)	$167,532

Consolidated property expenditures on our exploration projects for the year ended December 31, 2004 were as follows:

	Deferred					Deferred
	Exploration					Exploration
	&					&
	Development	Capitalized			Reclassified	Development
	Costs	Exploration	Acquistion		to mining	Costs
	as of	Expenditures	Costs	Impairments	Property	as of
	12/31/03					12/31/04

AFRICAN PRODUCTS
Bogoso Sulfide Project — Ghana	$5,930	$—	$—	$—	$(5,930)	$—
Akropong Trend & Other — Ghana	2,037	406	—	—	—	2,443
Prestea Property Projects — Ghana	—	2,537	—	(470)	—	2,067
Beta Boundary — Ghana		814	—	—	(814)	—
Mininko — Mali	130	903	—	—	—	1,033
Mano River — Sierra Leone	—	758	—	—	—	758
SOUTH AMERICAN PROJECTS
Saramacca — Suriname	197	197	—	—	—	394
Bon Espoir — French Guiana	—	—	501	—	—	501
Paul Isnard — French Guiana	—	—	256	—	—	256

TOTAL	$9,108	$4,801	$757	$(470)	$(6,744)	$7,452

8. Property, Plant and Equipment

	As of December 31, 2005			As of December 31, 2004
		Accumulated	Property,		Accumulated
	Property, Plant	Depreciation	Plant and		Depreciation
	and Equipment	Equipment Net	Equipment at	Property,	Equipment Net	Property,
	at Cost	Book Value	Cost	Plant and	Book Value	Plant and

Bogoso/Prestea	$40,802	$8,240	$32,562	$27,722	$5,057	$22,665
Prestea Underground	2,748	—	2,748	238	—	238
EURO Ressources	1,456	1,449	7	1,969	1,951	18
Wassa	50,701	1,985	48,716	5,460	—	5,460
Corporate & Other	611	117	494	1,060	788	272

TOTAL	$96,318	$11,791	$84,527	$36,449	$7,796	$28,653

9. Mining Properties

	As of December 31, 2005			As of December 31, 2004
			Mining			Mining
	Mining		Properties,	Mining		Properties,
	Properties	Accumulated	Net Book	Properties	Accumulated	Net Book
	at Cost	Amortization	Value	at Cost	Amortization	Value

Bogoso/Prestea	$46,970	$28,792	$18,178	$43,420	$23,113	$20,307
Prestea Underground	21,612		21,612	12,984	—	12,984
Wassa	50,810	5,104	45,706	9,653	—	9,653
Bogoso Sulfide	13,065		13,065	13,065	—	13,065
Mampon	15,062		15,062	13,676	—	13,676
Other	4,465		4,465	4,512	—	4,512

TOTAL	$151,984	$33,896	$118,088	$97,310	$23,113	$74,197

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

The capitalized component of waste rock removal costs is shown on our consolidated balance sheets in the line item titled “Deferred Stripping.” The cost impact is included in the Statements of Operations in the line item titled “Mining operations.” In periods when the strip ratio exceeds the pit average, the costs of the excess stripping are excluded from our cost per ounce calculations. In periods when the strip ratio is less than the pit average, capitalized waste costs are added back to operating costs and included in cost per ounce calculations.
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
A new mining plan was completed in January 2006 adding four months of mining life and 38,000 ounces of gold output to the Plant North pit’s life. But the new plan also added significant amounts of unanticipated waste tonnage versus the December 2004 mining plan and projections of the life-of-mine strip ratio resulting from the new plan indicated that $3.4 million of deferred stripping costs accrued as of December 31, 2005 would not be recovered. As a result, a $3.4 million write-off was taken in December 2005 leaving a balance of $1.5 million in the account at the end of 2005. The current Plant North mining plan anticipates that this amount will be recovered by the fourth quarter of 2006 when we expect to complete mining of the Plant North.
See Note 1 “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” for additional discussion of new guidance for deferred stripping accounting in Canada and Note 28 “Generally Accepted Accounting Principles in Canada and the United States — Impact of Recently Issued Accounting Standards” for other new developments in deferred stripping accounting in the US.
12. Debt

	As of	As of
DEBT	December 31, 2005	December 31, 2004

Current debt:
Bank loan — at EURO Ressources (Note a)	$2,667	$—
CAT equipment financing loans (Note b)	4,188	1,267

Total current debt	$6,855	$1,267

Long term debt:
Bank loan — at EURO Ressources (Note a)	$5,000	$—
CAT equipment financing loans (Note b)	11,632	1,707
Convertible notes (Note c)	47,666	—

Total long term debt	$64,298	$1,707

(a)	Bank debt — In January 2005, EURO Ressources S.A. (“EURO”) drew down $6.0 million under a credit facility from a bank and paid the funds to Golden Star as the first installment on its purchase of the Rosebel royalty. The loan is repayable in nine equal payments of $666,667 beginning July 29, 2005. Accrued interest is added to each quarterly payment. The interest rate for each period is set at LIBOR plus 2.5% and EURO may choose a 1, 2 or 3 month interest period. The loan is collateralized by the assets of EURO, including the Rosebel royalty. The lender has no recourse to Golden Star.

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

(b)	Equipment financing credit facility — We have established a $25 million equipment financing facility between Caterpillar Financial Services Corporation, BGL and WGL, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for a mixture of new and used mining equipment. This facility is reviewed annually and was renewed for 12 months in April 2005. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate plus 2.38% or a floating interest rate of LIBOR plus 2.38%. As of December 31, 2005, $15.8 million was outstanding under this facility. The average interest rate on the outstanding CAT loans is approximately 6.8%. Fair value of the equipment financing debt including the current portion, is essentially equal to its carrying value.

(c)	Convertible notes — We sold $50 million of senior unsecured convertible notes to a private investment fund on April 15, 2005. These notes, maturing on April 15, 2009, were issued at par and bear interest at 6.85% with a conversion price of $4.50 per common share. At the maturity date, we have the option, at our discretion and assuming the market price of our common shares exceeds $4.50 per share, to pay the outstanding notes with cash or by issuing common shares to the note holders. If the notes are paid in common shares the number of shares will be determined by dividing the loan balance by an amount equal to 95% of the average price of the 20 trading day period ended five days before the notes are due. Due to the conversion feature, approximately $47.1 million of the note balance was initially classified as a liability and $2.9 million was classified as equity. Periodic accretion will increase the liability to the full $50 million amount due (after adjustments for converted notes) by the end of the note life. The periodic accretion is classified as interest expense. A total of $1.8 million of interest on the convertible notes was capitalized into the Bogoso sulfide expansion project costs. Fair value of the convertible notes is essentially equal to their carrying value.
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
14. Hedging and Derivatives
In January 2005, EURO, a majority owned subsidiary, entered into a series of contracts that qualify as a derivative as part of a $6.0 million loan agreement (see note 12a). EURO’s derivative is tied to a future stream of gold royalty payments EURO expects to receive from a Canadian mining company that purchased a mining property interest from Golden Star in 2002. Golden Star originally owned the royalty but sold the royalty to EURO in 2004. The derivative provides that (a) when the average gold price for a quarter exceeds $421 per ounce, EURO will pay to the counter party cash equal to the difference between the quarter’s average gold price per ounce and $421 per ounce, times 5,700 ounces, and (b) when the average quarterly gold price is below $421 per ounce, EURO will receive a cash payment from the counterparty equal to the difference between $421 per ounce and the average gold price per ounce times 5,700 ounces. The $421 per ounce figure was the spot gold price on the date EURO entered into the derivative. The derivative agreement established 10 tranches of 5,700 ounces each which settle quarterly over ten quarters beginning in the first quarter of 2005.
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
Gold Derivatives — To provide gold price protection during the 2005/2006 construction phase of the Bogoso sulfide expansion project, we purchased a series of gold puts. In the second quarter of 2005 we purchased put options on 140,000 ounces of gold at an average floor price of $409.75 paying approximately $1.0 million in cash for the options. During the third quarter we purchased an additional 90,000 put options locking in a $400 per ounce floor for each of the 90,000 ounces. Due to increases in gold prices since purchasing the puts the mark-to-market value of the puts at December 31, 2005 stood at $0.1 million dollars or $0.9 million less than we paid for them. This decline in value has been recognized in our statement of operations for the year ended December 31, 2005.

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
Foreign Currency Forward Positions — To help control the potential adverse impact of fluctuations in foreign currency exchange rates on the cost of equipment and materials we expect o purchase during the 2006 construction phase of the Bogoso sulfide expansion project, we have entered into Rand and EURO forward contracts. These contracts, established without cost, had a positive fair value of $1.0 million at December 31, 2005 and the $1.0 million gain was recognized in our statement of operations at December 31, 2005.
The following table summarizes our derivative contracts at December 31, 2005:

	Fair	Amount Outstanding/			Total /
	Value	Average Price			Average
At December 31, 2005	12/31/2005	2006	2007	Thereafter

Gold Forward Contracts (EURO Ressources)

Ounces (thousands)		22.8	22.8	51.3	96.9
Average price per ounce		421	430	459	443

Fair value ($ thousands)	$(9,560)

Gold Put Options (Golden Star)

Ounces (thousands)		150	37.5	—	187.5
Average price per ounce		407	405	—	407

Fair value ($ thousands)	$74

Gold Call Options (Golden Star)

Ounces (thousands)		50	15	—	65
Average price per ounce		525	525	—	525

Fair value ($ thousands)	$(2,250)

Foreign Exchange Forward Contracts (Golden Star)

South African Rand (millions)		122.1	—	—	122.1
Average Rate (ZAR/$)		6.8	—	—	6.8

Fair value ($ thousands)	$1,146

Euros (millions)		2.5	—	—	2.5
Average Rate (EUR/$)		0.80	—	—	0.80

Fair value ($ thousands)	$(162)

The puts, calls and foreign exchange forward contracts are comprised of numerous individual contracts each with a different settlement date.
15. Asset Retirement Obligations
Our Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future closure cost associated with reclamation, demolition and stabilization of our Bogoso/Prestea and Wassa mining and ore processing properties. Included in this liability are the costs of mine closure and reclamation, processing plant and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that cash costs will be incurred in interim periods reclaiming areas where mining has been completed, such costs being netted against the ARO provision.
The changes in the carrying amount of the ARO during 2005 and 2004 were as follows:

Year ended
December 31, 2005

Balance at December 31, 2004	$8,660
Accretion expense	752
Cost of reclamation work performed	(691)
New AROs incurred during the period	2,672

Balance at December 31, 2005	$11,393

Current portion	$3,107
Long term portion	$8,286

Year ended
December 31, 2004

Balance at December 31, 2003	$7,745
Accretion expense	645
Cost of reclamation work performed	(730)
New AROs incurred during the period	1,000

Balance at December 31, 2004	$8,660

16. Commitments and Contingencies
Our commitments and contingencies include the following items:
(a)	Environmental Regulations and Asset Retirement Obligations — The exact nature of environmental control problems we may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within various jurisdictions. ARO liabilities, which include environmental rehabilitation liabilities for reclamation and for closure costs, were $8.1 million at Bogoso/Prestea at December 31, 2005, up from $6.0 million at December 31, 2004. ARO liabilities at Wassa totaled $3.3 million at December 31, 2005, up from $2.7 million at the end of 2004.

(b)	Environmental Bonding in Ghana — In March 2005, at the request of the Ghana Environmental Protection Agency (“EPA”), we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. An $8.55 million letter of credit has been established to cover our obligations for Bogoso/Prestea bonding and $0.9 million of cash has been deposited with the EPA. Final signatures were received from the EPA in February 2006 thereby completing our obligations.

(c)	Cash Restricted for Environmental Rehabilitation Liabilities — In 1999, we were required, according to the acquisition agreement with the sellers of BGL, to restrict $6.0 million of cash to be used for the ongoing and final reclamation and closure costs at Bogoso. The withdrawal of these funds must be agreed to by the sellers, who are ultimately responsible for the reclamation in the event of our non-performance. Between 1999 and 2001 we drew $2.6 million of the restricted cash to cover our out-of-pocket cash reclamation costs. There have been no disbursements of the restricted cash since 2001. Now that the BGL reclamation bonding process is completed, we will seek to amend the agreement with the original sellers of BGL and obtain their consent to allow us to withdraw the remaining $3.4 million of restricted cash.

(d)	Royalties -
(i)	Dunkwa Properties: As part of the acquisition of the Dunkwa properties in August 2003, we agreed to pay the seller a net smelter return royalty on future gold production from the Mansiso and Asikuma properties. Per the acquisition agreement, there will be no royalty due on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices at or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

(ii)	Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 12% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and Wassa production. The Government of Ghana retains the right to increase the amount of the royalty to as much as 12% based upon a formula related to operating margins.

(iii)	Benso: Benso is subject to two royalties. The first is a 1.5% net smelter return. The royalty can be purchased for $4.0 million or for $6.0 million if a feasibility study indicates more than 3.5 million ounces of recoverable gold. The second royalty is $1.00 per ounce of gold produced. This royalty can be purchased for $0.5 million.
(e)	Mano River Joint Venture — We entered into a joint venture agreement in late 2003 to invest up to $6 million over four years in the Mano River project in Sierra Leone via an earn-in agreement with a junior exploration company, Mano River Resources Inc. which holds a group of gold exploration properties in Sierra Leone. The initial $6 million, if fully funded, would yield a 51% interest in the joint venture. Further provisions of the joint venture agreement provide the opportunity to acquire up to 85% of the joint venture by continued long term funding. Spending in 2004 totaled $0.8 million, leaving $0.2 million on our minimum commitment to the project. We spent $0.5 million on the Mano River project during 2005, thereby meeting the minimum commitment. In addition, agreement has been reached with our partner to extend the earn in period by 12 months.

(f)	Afema Project — On March 29, 2005 we entered into an agreement with Societe d’Etat pour le Developpement Minier de la Cote d’Ivoire (“SO.DE.MI.”), the Cote d’Ivoire state mining and exploration company, to acquire their 90% interest in the Afema gold property in south-east Cote d’Ivoire. A $0.1 million initial payment to SO.DE.MI. gave us the right to carry out a six month detailed technical due diligence program which was essentially completed by September of 2005. We now have the right to acquire 100% of SO.DE.MI.’s rights in the Afema property for an additional $1.5 million. A six month extension to March 2006 has subsequently been granted by SO.DE.MI. to allow Golden Star to carry out further due diligence work and to analyze the large quantity of data collected during 2005 before making a decision on the $1.5 million payment. In addition to the acquisition payments, we agreed to pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty is indexed to the gold price and ranges from 2% of net smelter returns at gold prices below $300 per ounce to 3.5% of net smelter returns for gold prices exceeding $525 per ounce. If we proceed with the $1.5 million payment to acquire full rights to the property the purchase agreement requires us to spend an additional $3.5 million on exploration work at Afema, subject to exploration success, over the following three and a half years.

(g)	Pending Legal Issues — Prestea Gold Resources Limited (“PGR”), our joint venture partner in the Prestea Underground, entered receivership in March 2003. The joint venture agreement between BGL and PGR specified that if either party to the joint venture were to go into receivership any remaining interest held in the partnership by the insolvent partner would immediately vest with the solvent partner. While PGR’s official liquidator affirmed that the vesting of this interest in BGL was proper under the terms of the joint venture agreement, the transfer and vesting of PGR’s ownership was challenged in an action brought before the High Court in Accra, Ghana against the official liquidator by Merchant Bank (Ghana) Ltd, in its capacity as a judgment creditor of PGR. The action was commenced on February 28, 2005 and sought an order of the court to compel the official liquidator to take control of PGR’s residual interest in the joint venture and to have the interest valued with the ultimate goal of making proceeds available for distribution among all the creditors of PGR.

The judgment creditor’s claim was based on the assertion that the vesting of the residual interest in BGL under the joint venture agreement was either illegal and void and/or that such vesting should necessarily go with the assumption by BGL of all PGR’s obligations owed to third parties, including those unrelated to the joint venture.

In June 2005, the High Court issued a finding in favor of the Merchant Bank (Ghana) Ltd. While the ruling transferred PGR’s ownership position to the liquidator, it did not require BGL to assume any of PGR’s obligations. Nevertheless, in subsequent periods following the vesting of PGR’s ownership position in BGL, continued project spending by BGL diluted PGR’s original ownership position to less than 10% by September 30, 2005. The joint venture agreement further specifies that if either partner allowed itself to be diluted to 10% or less, the residual value would immediately convert into a 2.5% net profit interest in potential future earnings from the Prestea Underground mine. While the court’s ruling has effectively given the 2.5% net profits interest to the bankruptcy trustee, the trustee still must establish the fair value of the interest and then find a buyer. The trustee has approached the creditors asking for funding of a valuation study but to-date the creditors have not provide the requested funding.

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
The following tables summarize information about options under the GSR Plan:

	2005		2004		2003
		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
GSR Plan	(000s)	(Cdn$)	(000s)	(Cdn$)	(000s)	(Cdn$)

Outstanding at beginning of year	5,271	3.17	5,241	2.41	4,489	1.36
Granted	3,047	2.56	855	6.95	2,354	3.99
Exercised	(313)	2.37	(767)	2.12	(1,518)	1.73
Forfeited	(615)	5.42	(58)	4.31	(84)	2.92

Outstanding end of year	7,390	2.75	5,271	3.17	5,241	2.41
Options vested and exercisable at year-end	6,414	2.34	4,140	2.54	3,803	1.81
Weighted-average fair value of options granted during the year		0.95		2.45		1.25

	Options Outstanding			Options Exercisable
GSR Plan	Number			Number	Weighted-
Range of	Outstanding at	Weighted-Average		Exercisable at	Average
Exercise	December 31,	Remaining	Weighted-Average	December 31,	Exercise
Prices	2005	Contractual Life	Exercise Price	2005	Price
(Cdn$)	(000s)	(years)	(Cdn$)	(000s)	(Cdn$)

0.00 to .99	140	1.1	0.29	140	0.29
1.00 to 2.50	5,099	4.1	1.77	5,024	1.76
2.51 to 4.00	655	7.1	3.21	481	3.19
4.01 to 7.00	1,419	8.5	6.00	730	5.90
7.01 to 10.00	76	7.9	8.39	38	8.39

	7,390	5.2	2.75	6,414	2.34

Options granted during 2005:

Date	Number of Options	Strike Price	Fair Value per Total Fair Value		Option
Granted	(000s)	(Cdn$)	option (Cdn$)	(000s of Cdn$)	Life

January 26, 2005	345	4.58	1.68	579	5
January 26, 2005	169	4.58	1.37	231	3.5
December 21, 2005	339	1.82	1.16	393	3.5
December 21, 2005	612	2.50	0.68	416	3
December 21, 2005	140	0.29	2.41	338	6 months
December 21, 2005	722	1.82	0.91	658	6 months
December 21, 2005	720	2.50	0.37	266	6 months

Total	3,047	2.56	0.95	2,881

Options granted during 2004:

Date	Number of Options	Strike Price	Fair Value per Total Fair Value		Option
Granted	(000s)	(Cdn$)	option (Cdn$)	(000s of Cdn$)	Life

May 14, 2004	855	6.95	2.45	2,094	10 years

Total	855	6.95	2.45	2,094	10 years

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
Our future tax assets and liabilities at December 31, 2005 and 2004 include the following components:

	2005	2004

Future tax assets:
Offering costs	$2,577	$2,218
Loss carryovers	62,745	48,163
Capital loss carryovers	12,206	11,632
Tax pools	10,840	18,132
Reclamation costs	1,226	—
Derivatives	4,288	—
Other	1,479	—
Valuation allowance	(39,240)	(64,399)

Future tax assets	$56,121	$15,746

Future tax liabilities:
Mine property costs	$85,575	$13,805
Derivatives	388	—
Conversion feature discount	759	—
Reclamation costs	—	399

Deferred tax liabilities	86,722	14,204

Net future tax assets/(liability)	$(30,601)	$1,542

The composition of our valuation allowance is summarized as follows:

	2005	2004

Canada	$23,712	$32,756
France	5,584	26,141
Ghana	9,944	5,502

Total valuation allowance	$39,240	$64,399

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
The provision for income taxes includes the following components:

	2005	2004	2003
Current
Canada	$—	$—	$—
Foreign	—	—	—

Total	$—	$—	$—

Deferred
Canada	$(4,926)	$—	$—
Foreign	(8,004)	(1,542)	—

Total	$(12,930)	$(1,542)	$—

A reconciliation of expected income tax on net income before minority interest at statutory rates with the actual expenses (recovery) for income taxes is as follows:

	2005	2004	2003

Net income (loss) before minority interest	$(26,184)	$2,377	$24,533
Statutory tax rate	32.5%	32.1%	34.1%

Tax expense (benefit) at statutory rate	(8,515)	763	8,365

Enacted future tax rate reductions	—	—	(490)
Foreign tax rates	(3,296)	(152)	(6,489)
Change in tax rates	568	—	—
Nondeductible portion of capital losses	270	3,174	—
Expired loss carryovers	16,287	1,450	2,866
Ghana investment allowance	(666)	(316)	(636)
Nondeductible stock option compensation	274	445	129
Nondeductible expenses	163	119	—
Tax loss sale of EURO shares	—	(2,898)	—
Loss carryover not previously recognized	(444)	4,447	—
Intercompany asset basis not deductible	6,320	—	—
Ghana property basis not previously recognized	862	(2,733)	716
Nondeductible Ghana property basis	597	—	—
Change in future tax assets due to exchange rates	238	(3,919)	(8,283)
Change in valuation allowance	(25,588)	(1,922)	3,822

Income tax expense (recovery)	$(12,930)	$(1,542)	$—

During 2005, 2004 and 2003, we recognized $4.2 million, $0.3 million and $6.4 million, respectively, of share offering costs. Shareholders’ equity has been credited in the amounts of $1.3 million, $0.1 million and $2.1 million for the tax benefits of these deductions; however a valuation allowance had been provided against their full amount. In addition, in 2005 we reported a $2.9 million discount related to our convertible debt. Shareholders’ equity has been charged in the amount of $0.9 million for the associated tax expense. A $0.4 million valuation allowance has been provided in shareholders’ equity for the net tax impact of the share offering costs and discount items.
At December 31, 2005 we had loss carryovers expiring as follows:

	Canada	Ghana	France

2006	$2,595	$—	$—
2007	356	—	—
2008	1,901	—	—
2009	2,344	—	—
2010	1,101	—	—
2014	10,645	—	—
2015	4,569	—	—
Indefinite	42,623	182,283	28,288

Total	$66,134	$182,283	$28,288

20. Earnings per Common Share
The following table provides a reconciliation between basic and diluted earnings per common share:

	For the years ended December 31,
	2005	2004	2003

Net Income/(Loss)	($13,531)	$2,642	$21,956

Shares (in millions)
Weighted average number of common shares	143.6	138.3	111.0
Impact of Dilutive Securities:
Options	2.7	2.9	2.7
Convertible notes	—	—	—
Warrants	—	2.5	4.2

Weighted average number of dilutive common shares	146.3	143.7	117.9

Basic Income/(Loss) Per Common Share	($0.094)	$0.019	$0.198
Diluted Income/(Loss) Per Common Share	($0.094)	$0.018	$0.186

21. Supplemental Cash Flow Information
The following is a summary of non-cash transactions:

	2005	2004	2003

Barnex royalty buy- back	$—	$—	$12,045
Common shares issued for Barnex royalty buy-back	—	—	(12,045)
Investment in Goldfields Miniere S.A.	—	300	—
Common shares issued to purchase Goldfields Miniere S.A.	—	(300)	—
Non-Cash Component of Investment in St. Jude Resources Ltd.	110,924
Common shares, warrants and options issued to purchase St. Jude Resources Ltd.	(110,924)		—
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

	Africa - Ghana
(as of December 31 or for	Bogoso/	Wassa	Other	South	Corporate	Total
the year ended)	Prestea			America

2005
Revenues	$58,534	$31,405	$—	$4,282	$1,244	$95,465
Net Income/(Loss)	4,578	(8,994)	(20)	(412)	(8,683)	(13,531)
Total Assets	143,111	103,506	200,287	10,604	107,095	564,603

2004
Revenues	$61,002	$—	$—	$3,145	$882	$65,029
Net Income/(Loss)	12,533	(168)	—	1,772	(11,495)	2,642
Total Assets	90,297	70,681	31,080	817	59,285	252,160

2003
Revenues	$63,640	$—	$—	$102	$628	$64,370
Net Income/(Loss)	23,253	(171)	—	(1,411)	285	21,956
Total Assets	64,828	44,523	20,058	352	92,630	222,391

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
24. Acquisitions
In late December 2005, we completed the acquisition of 100% of the outstanding shares of St. Jude Resources Ltd., a Canadian company with a focus on Ghana and other West African countries. Our total cost to acquire St. Jude was $112.8 million. This included issuance of 31.4 million of our common shares at a price of $3.45 each, 3.2 million warrants with a fair value of $1.0 million, 2.5 million options at a fair value of $1.6 million and $1.9 million of transaction costs. The transaction resulted in St. Jude shareholders holding approximately 19% of Golden Star on a fully diluted basis at the date of the transaction. St. Jude’s earnings were recognized in our consolidated statement of operations beginning on December 22, 2005. Since the acquisition was completed so late in the fiscal year, the allocation of the purchase costs shown below should be considered a preliminary allocation. Further analysis of the fair value of St. Jude’s assets, liabilities and the costs inherent in combining personnel and operations in 2006 may require adjustments to the allocation. Furthermore several estimates were required to accrue transaction costs. Many of the decisions about severance and office closures, it any, and other aspects of combining the two entities have not yet been addressed due to timing of the acquisition in relation to the end of our fiscal year.
The purchase cost and the allocation of the purchase costs to St. Jude’s assets and liabilities are as follows:
ST. JUDE ACQUISITION COSTS

	AMOUNT	VALUE

Golden Star Common Shares issued	31,377,588	$108,298
Golden Star Common Share Options Issued	2,533,176	1,634
Golden Star Common Share Warrants Issued	3,240,000	992
Golden Star’s transaction costs	—	1,869

Total Acquisition Cost		$112,793

ALLOCATION OF PURCHASE COSTS

Current assets	$2,803
Mineral properties — Ghana — Hinwi- Butre/Benso	135,832
Mineral properties — Burkina Faso - Goulagou and Other	18,247
Mineral properties — Ghana — Shein Hills	1,095
Mineral properties — Niger	365
Equipment net	203

Total Assets	$158,545

Accounts Payable and Accrued Expenses	$680
Future Tax Liability	45,072

Total Liabilities	$45,752

Net Asset Value	$112,793

An analysis of St. Jude’s current assets and current liabilities indicated they were carried at fair value. Amounts allocated to mineral properties were based on comparable sales or on cash flow projections for properties where sufficient data was available to prepare cash flow projections. Cash flow projections were based on resource data received from St. Jude. Construction costs, sustaining capital costs and operating costs were included in the projections. The future tax liability recognizes the fact that while the long term assets were revalued to fair value as required for purchase accounting, there was no corresponding step-up in the tax basis of the long term assets and thus future book amortization will exceed tax amortization.

The following condensed unaudited pro forma consolidated results of operations for 2004 and for 2005 are presented as if the acquisition of St. Jude had taken place on January 1, 2004 and on January 1, 2005. The pro forma results incorporate St. Jude’s 2004 and 2005 revenues and expenses as adjusted to reflect adjustments required to harmonize St. Jude’s accounting policies with ours and to convert St. Jude’s results to US dollars.

	Cdn GAAP		US GAAP
(in $ million, except per share amounts)	2004	2005	2004	2005

Net sales	$65.2	$95.6	$65.2	$102.4
Income before changes in accounting principles	1.0	(15.2)	41.5	(29.7)
Net income/(loss)	1.0	(15.2)	41.5	(29.7)
Earnings/(loss) per common share	$0.01	$(0.09)	$0.32	$(0.04)

Comprehensive income	NA	NA	41.5	(21.5)

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
26. Gain on Sale of Subsidiaries Sale of Common Shares
EURO sold 4.0 million of their common shares at (euro)0.20 each in a private placement in December 2005 raising (euro)0.8 million. EURO also received, as part of the same transaction, (euro)0.05 million in exchange for 1.0 million warrants which allow the holder to purchase EURO’s common shares at (euro) 0.45 each until December 12, 2007. Based on the dilutive effect of the private placement on Golden Star’s ownership position and on a nil value in EURO’s minority interest account, Golden Star recognized a $1.0 million gain on the transaction.
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

(a) Consolidated Balance Sheets Under US GAAP

	As of December 31,
	2005	2004

	(Restated-Note d13)	(Restated-Note d13)
ASSETS
Current assets:
Cash and cash equivalents	$89,709	$12,877
Short term investments	—	38,850
Accounts receivable	6,560	3,592
Inventories	23,181	15,366
Due from sale of property	—	1,000
Current tax assets	6,248	1,542
Fair value of derivatives	1,220	—
Deposits	5,185	5,102
Other current assets	686	517

Total current assets	132,789	78,846

Restricted cash	3,865	3,351
Long term investments (Notes d1 and d2)	15,182	4,132
Deferred exploration and development costs (Notes d3 and d4)	155,649	—
Property, plant and equipment (Note d5)	83,813	28,653
Mine construction in progress	36,706	49,430
Mining properties (Notes d3, d4 and d5)	81,504	52,586
Deferred stripping (Note d6)	1,548	1,357
Loan acquisition costs	1,020	—
Deferred tax asset	8,223	—
Other assets	2,144	1,617

Total assets	$522,443	$219,972

LIABILITIES
Current liabilities	$40,815	$17,480
Long term debt (Note d8)	66,632	1,707
Asset retirement obligations	8,286	8,660
Future tax liability	45,072	—
Fair value of long term derivatives (Note d7)	15,842	12,065

Total liabilities	176,647	39,912

Minority interest	1,964	3,899
Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Share capital (Note d9)	523,696	342,074
Contributed surplus (Note d10)	4,419	2,079
Accumulated comprehensive income and other (Note d2)	9,495	1,316
Deficit	(193,778)	(169,308)

Total shareholders’ equity	343,832	176,161

Total liabilities and shareholders’ equity	$522,443	$219,972

(b) Consolidated Statements of Operations under US GAAP

	For the Years ended December 31,
	2005	2004	2003

	(Restated-Note d13)	(Restated-Note d13)	(Restated-Note d13)

Net income under Cdn GAAP	$(13,531)	$2,642	$21,956
Deferred exploration expenditures expensed per US GAAP (Note d3)	(14,597)	(5,735)	(5,252)
Net loss at Wasa mine prior to Cdn GAAP in-service date (Note d5)	(4,888)	—	—
Write-of of deferred exploration properties (Note d3)	1,403	—	—
Capitalized mine property acquisition costs expensed for US GAAP (Note d4)	—	(6,799)	(4,763)
Derivative gain/(loss) on non-US$ warrants (Note d11)	4,478	56,854	(71,968)
Other (Notes d3 and d7)	455	—	—

Net income/(loss) under US GAAP before minority interest	(26,680)	46,962	(60,027)
Minority interest, as adjusted	2,210	746	933

Net income/(loss) under US GAAP before cumulative effect of change in accounting method	(24,470)	47,708	(59,094)
Cumulative effect of change in accounting method	—	—	483

Net Income/(loss) under US GAAP	(24,470)	47,708	(58,611)
Other comprehensive income — gain on marketable securities (Note d2)	8,179	—	(548)

Comprehensive income/(loss)	$(16,291)	$47,708	$(59,159)

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$(0.170)	$0.345	$(0.528)
Cumulative effect of change in accounting method	—	—	0.005
Basic net income/(loss) per share under US GAAP after cumulative effect of change in accounting method	$(0.170)	$0.345	$(0.523)

Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$(0.170)	$0.327	$(0.528)
Cumulative effect of change in accounting method	—	—	0.005
Diluted net income/(loss) per share under US GAAP after cumulative effect of change in accounting method	$(0.170)	$0.327	$(0.523)

(c) Consolidated Statements of Cash Flows under US GAAP

	For the years ended December 31,
	2005	2004	2003

Cash provided by (used in):
Operating Activities	$(27,530)	$575	$19,029
Investing activities	(38,899)	(95,113)	(57,993)
Financing activities	143,261	17,445	108,918

Increase/(Decrease) in cash and cash equivalents for the year	76,832	(77,093)	69,954
Cash and cash equivalent beginning of the year	12,877	89,970	20,016

Cash and cash equivalents end of the year	$89,709	$12,877	$89,970

(d) Notes.
(1)	Minority investments in entities whose major business is mineral exploration are deemed for US GAAP to be equivalent to exploration spending and are expensed as incurred.

(2)	Under US GAAP, investments in marketable equity securities are marked to fair value at the end of each period with gains and losses recognized in the statement of operations. Under Cdn GAAP gains and losses on marketable equity securities are noted in the foot notes and recognized in the statement of operations only when the investment is sold.

(3)	Under US GAAP, exploration, acquisition and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(4)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until such time as a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(5)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it can be shown that it is capable of producing its intended product. Under Cdn GAAP new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity. As such, the new Wassa mine and processing operation was placed in service on January 1, 2005 for US GAAP purposes and was placed in service on April 1, 2005 for Cdn GAAP purposes. All operating expenses, including ARO accretion, depreciation, depletion and amortization and work in process inventory adjustments were recognized in the statement of operations for US GAAP during the first quarter of 2005 while such costs were capitalized net of revenues generated for Cdn GAAP.

(6)	In March 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board issued statement 04-6 “Accounting for Stripping Costs Incurred During Production in the Mining Industry” (“EITF 04-6”) which precludes deferral of stripping costs during a mine’s production phase. EITF 04-6 requires that deferred stripping costs be considered a variable production cost. The new pronouncement is effective January 1, 2006 and transition provisions allow any remaining balances in deferred stripping asset accounts to be closed directly to retained earnings on January 1, 2006. In Canada the Emerging Issues Committee (“EIC”) has since issued a “Draft Abstract of Issue Discussed” titled “D56 Accounting for Stripping Costs in the Mining Industry” which concludes that deferred stripping could be retained as an acceptable accounting method in Canada under certain circumstances. We have opted to discontinue deferral of production phase stripping costs as of January 1, 2006 for both US and Cdn GAAP and thus will have no accounting differences between US and Canadian GAAP in this area.

(7)	Under US GAAP the fair value of warrants denominated in currencies other than US$ is treated as a derivative liability. Under Cdn GAAP the fair value of all warrants are treated as a component of equity.

(8)	For US GAAP purposes, 100% of the $50.0 million of convertible notes issued in the second quarter of 2005 was classified as a liability. Under Cdn GAAP, the fair value of the conversion feature is classified as equity and the balance is classified as a liability. Under Cdn GAAP, the liability portion is accreted each period in amounts which will increase the liability to its full amount as of the maturity date and the accretion is recorded as interest expense.

(9)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP); — under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP; (iv) when warrants denominated in currencies other than US$ are exercised the difference between the fair value and the strike price of the warrant is recorded as share capital for US GAAP purposes, but under Cdn GAAP only the strike price is recorded as share capital on exercise.

(10)	Under Cdn GAAP the issuance-date fair value of all warrants issued and outstanding are recorded as Contributed Surplus. Under US GAAP contributed surplus excludes the fair value of warrants denominated in currencies other than US$. The fair value of warrants denominated in currencies other than US$ is recorded in derivative liability.

(11)	Under US GAAP the change in fair value of warrants denominated in currencies other than the functional currency of the Company is recognized in the Statement of Operations. Under Cdn GAAP warrants are not marked to fair value.

(12)	Impact of Recently Issued Accounting Standards.
In June 2005, the Financial Accounting Standards Board, which we refer to as the “FASB”, issued SFAS No. 154, “Accounting Changes and Error Corrections”, applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to affect our financial condition or results of operations.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 had no material impact on our financial condition or results of operations in 2005.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29”, which is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We do not expect SFAS No. 153 to affect our financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials(spoilage) should be recognized as current-period charges and requires the allocation of fixed productions overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect SFAS No. 151 to affect our financial condition or results of operations.

FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EIFT Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. We do not expect a material impact on our financial condition or results of operations upon adoption of this new guidance.

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

Following the change in US GAAP, the Emerging Issues Committee (“EIC”) in Canada issued a “Draft Abstract of Issue Discussed” titled “D56 Accounting for Stripping Costs in the Mining Industry” which concluded that deferred stripping could be retained as an acceptable accounting method in Canada. Based on this new development in Cdn GAAP, we plan to continue using a deferred stripping policy for our Cdn GAAP financial statements and will thus have a US/Cdn GAAP difference related to deferred stripping costs after December 31, 2005.
(13)	The US GAAP reconciliation has been restated to take effect of the difference between Canadian and US GAAP described in notes d7 and d11 above.

	December 31, 2005		December 31, 2004		December 31, 2003
Statement of Operations	Originally stated	Restated	Originally stated	Restated	Originally stated	Restated
Derivative loss USD Warrants	—	4,478	—	56,854	—	(71,968)
Net Income/(Loss) under US GAAP before minority interest	(31,158)	(26,680)	(9,892)	46,962	11,941	(60,027)
Net Income/(Loss) under US GAAP before cumulative change in accounting method	(28,948)	(24,470)	(9,146)	47,708	12,874	(59,094)
Net Income/(Loss) under US GAAP	(28,948)	(24,470)	(9,146)	47,708	13,357	(58,611)
Comprehensive income/(loss)	(20,769)	(16,291)	(9,146)	47,708	12,809	(59,159)

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$(0.202)	$(0.170)	$(0.066)	$0.345	$0.116	$(0.528)
Cumulative change in accounting method	$—	—	—	—	$0.004	$0.005
Basic net income/(loss) per share under US GAAP after cumulative effect of change in accounting method	$(0.202)	$(0.170)	$(0.066)	$0.345	$0.120	$(0.523)

Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$(0.202)	$(0.170)	$(0.066)	$0.327	$0.109	$(0.528)
Cumulative change in accounting method	$—	—	—	—	$0.004	$0.005
Diluted net income/(loss) per share under US GAAP after cumulative effect of change in accounting method	$(0.202)	$(0.170)	$(0.066)	$0.327	$0.113	$(0.523)

	December 31, 2005		December 31, 2004
Balance Sheet	As Originally stated	Restated	Originally stated	Restated
Fair value of long term derivatives	7,263	15,842	—	12,065
Total liabilities	168,068	176,647	27,847	39,912
Share Capital	519,540	523,696	339,524	342,074
Contributed Surplus	8,294	4,419	2,040	2,079
Deficit	(183,602)	(193,778)	(154,654)	(169,308)
Total shareholders’equity	352,411	343,832	188,226	176,161
29. Quarterly Financial Data

Summary of Quarterly Results
($ millions, except per share data)			(unaudited)
	2005 Quarters ended (1)					2004 Quarters ended
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Revenues	$27.7	$24.7	$24.9	$18.1	$15.2	$13.4	$16.5	$19.9
Net earnings/(loss)	(1.0)	(6.7)	(3.7)	(2.2)	0.6	(4.3)	1.1	5.2

Net earnings/(loss) per share
Basic	$(0.01)	$(0.05)	$(0.03)	$(0.02)	$0.00	$(0.03)	$0.01	$0.04
Diluted	$(0.01)	$(0.05)	$(0.03)	$(0.02)	0.00	(0.03)	0.01	0.04

(1)	Quarters one, two and three have been restated as if hedge accounting had not been applied to EURO’s gold futures contracts. (See Item 9A below). EURO did not apply hedge accounting to quarter four and thus it is not restated.
ITEM 9A CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Golden Star’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the evaluation the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005 disclosure controls and procedures were not effective, because of the material weaknesses discussed in management’s report on internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting:
Management of Golden Star is responsible for establishing and maintaining adequate internal control over financial reporting. Golden Star’s internal control over financial reporting is a process designed under the supervision of Golden Star’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with Canadian GAAP.
As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment identified two control deficiencies in the Company’s internal control over financial reporting that constitute material weaknesses, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, that existed as of December 31, 2005. (i) As of December 31, 2005, management did not maintain effective controls over the presentation and documentation of certain derivatives. Specifically, the Company did not prepare and maintain sufficient documentation to support the designation and effectiveness of hedges of certain gold future contracts entered into by its subsidiary, EURO Ressources S.A., during 2005. This control deficiency resulted in the requirement for the restatement of the Company’s consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2005 and an audit adjustment to the 2005 annual consolidated financial statements. In addition, this control deficiency could result in a misstatement of derivative related accounts including fair value of derivatives and mark-to-market adjustments that would result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected. (ii) As of December 31, 2005, management did not maintain effective controls over the accounting for warrants denominated in Canadian dollars using accounting principles generally accepted in the United States (“US GAAP”). As a result, warrants denominated in Canadian dollars were treated as equity instruments rather than as derivative instruments. This control deficiency resulted in the requirement to restate the Company’s US GAAP balance sheets as of December 31, 2005 and 2004 and statements of operations for each of the three years in the period ended December 31, 2005. In addition, this control deficiency could result in the misstatement of warrants that would result in a misstatement of the interim or annual consolidated financial statements that would not be prevented or detected.
Because of the material weakness at year-end, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2005. Our assessment excluded St. Jude Resources Ltd. because it was acquired by the Company in a purchase business combination on December 21, 2005. St. Jude Resources assets represent 28% of our consolidated assets as of December 31, 2005.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 4, 5 and 6 of the consolidated financial statements, which expresses an unqualified opinion on management’s assessment and, due to the material weakness described above, an adverse opinion with respect to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.
Management’s Report on Consolidated Financial Statements
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

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(h)	The following documents are filed as part of this Report:
(a)	Financial Statements

•	Management’s Report

•	Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2005 and 2004

•	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

•	Notes to the Consolidated Financial Statements

(b)	Financial Statement Schedules

Financial Statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(c)	Exhibits
3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003); Articles of Amendment dated May 6, 2005

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Reg. No. 333-91666) filed on July 15, 2002)

4.2	Amended and Restated Shareholder’s Rights Plan dated as of May 20, 2004 between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed June 3, 2004)

4.9	Warrant Indenture, dated as of February 14, 2003, between the Company and CIBC Mellon Trust Company, including the Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 14, 2003)

4.11	Securities Purchase Agreement dated April 15, 2005 between the Company and Amaranth LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 19, 2005)

4.12	Form of Senior Convertible Note dated April 15, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on April 19, 2005)

4.13	Registration Rights Agreement dated April 15, 2005 between the Company and Amaranth LLC (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on April 19, 2005)

4.14	Form of Warrant issued to warrantholders of St. Jude Resources Ltd. (previously filed)

4.15	Form of Option issued to optionholders of St. Jude Resources Ltd. (previously filed)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004)

10.3	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.4	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.5	Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company’s Form 10-K for the year ended December 31, 1999)

10.6	Amended and Restated Employment Agreement with Mr. Peter Bradford dated April 30, 2004 (incorporation by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2004); Letter Agreement amending Mr. Bradford’s Amended and Restated Employment Agreement dated February 3, 2005 (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004)

10.7	Amended and Restated Employment Agreement with Mr. Allan J. Marter dated April 30, 2004 (incorporation by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2004)

10.8	Amended and Restated Employment Agreement with Dr. Douglas Jones dated April 30, 2004 (incorporation by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2004)

10.9	Amended and Restated Employment Agreement with Mr. Bruce Higson-Smith dated April 30, 2004 (incorporation by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2004)

10.10	Amended and Restated Employment Agreement with Mr. Richard Q. Gray dated April 30, 2004 (incorporation by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004)

10.11	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 1996), (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company’s Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company’s Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company’s Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002)

10.12	Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2002)

10.13	Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star’s interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2002)

10.14	Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (previously filed)

10.15	Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (previously filed)

10.16	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.17	Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 form the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporation by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)

10.18	Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea underground property (incorporation by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)

10.19	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.20	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

10.21	Letter agreement between the Company and Guyanor Ressources S.A. dated September 30, 2004 relating to sale of Gross Rosebel Participation Right (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2004)

10.22	Arrangement Agreement dated November 11, 2005 between the Company and St. Jude Resources Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on November 17, 2005)

10.23	Executive Employment Agreement, dated July 1, 2002, between St. Jude Resources Ltd. and Bluestar Management Inc. (previously filed)

10.24	License Agreement, dated June 28, 2004 between Biomin Technologies S.A. and Bogoso Gold Limited (previously filed)

14	Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (previously filed)

21	Subsidiaries of the Company (previously filed)

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Colin Jones (previously filed)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD. Registrant
By:	/s/ Peter J. Bradford
Peter J. Bradford
President and Chief Executive Officer
February 26, 2007

EXHIBITS
3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003); Articles of Amendment dated May 6, 2005

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Reg. No. 333-91666) filed on July 15, 2002)

4.2	Amended and Restated Shareholder’s Rights Plan dated as of May 20, 2004 between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed June 3, 2004)

4.9	Warrant Indenture, dated as of February 14, 2003, between the Company and CIBC Mellon Trust Company, including the Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 14, 2003)

4.11	Securities Purchase Agreement dated April 15, 2005 between the Company and Amaranth LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 19, 2005)

4.12	Form of Senior Convertible Note dated April 15, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on April 19, 2005)

4.13	Registration Rights Agreement dated April 15, 2005 between the Company and Amaranth LLC (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on April 19, 2005)

4.14	Form of Warrant issued to warrantholders of St. Jude Resources Ltd. (previously filed)

4.15	Form of Option issued to optionholders of St. Jude Resources Ltd. (previously filed)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004)

10.3	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.4	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.5	Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company’s Form 10-K for the year ended December 31, 1999)

10.6	Amended and Restated Employment Agreement with Mr. Peter Bradford dated April 30, 2004 (incorporation by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2004); Letter Agreement amending Mr. Bradford’s Amended and Restated Employment Agreement dated February 3, 2005 (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004)

10.7	Amended and Restated Employment Agreement with Mr. Allan J. Marter dated April 30, 2004 (incorporation by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2004)

10.8	Amended and Restated Employment Agreement with Dr. Douglas Jones dated April 30, 2004 (incorporation by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2004)

10.9	Amended and Restated Employment Agreement with Mr. Bruce Higson-Smith dated April 30, 2004 (incorporation by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2004)

10.10	Amended and Restated Employment Agreement with Mr. Richard Q. Gray dated April 30, 2004 (incorporation by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004)

10.11	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 1996), (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company’s Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company’s Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company’s Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002)

10.12	Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2002)

10.13	Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star’s interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2002)

10.14	Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (previously filed)

10.15	Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (previously filed)

10.16	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.17	Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 form the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporation by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)

10.18	Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea underground property (incorporation by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)

10.19	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.20	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

10.21	Letter agreement between the Company and Guyanor Ressources S.A. dated September 30, 2004 relating to sale of Gross Rosebel Participation Right (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2004)

10.22	Arrangement Agreement dated November 11, 2005 between the Company and St. Jude Resources Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on November 17, 2005)

10.23	Executive Employment Agreement, dated July 1, 2002, between St. Jude Resources Ltd. and Bluestar Management Inc. (previously filed)

10.24	License Agreement, dated June 28, 2004 between Biomin Technologies S.A. and Bogoso Gold Limited (previously filed)

14	Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (previously filed)

21	Subsidiaries of the Company (previously filed)

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Colin Jones (previously filed)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)