Form 10-Q/A
period 2006-03-31
GOLDEN STAR RESOURCES LTD
filed 2007-02-26
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A

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
Large accelerated filer: ☐       Accelerated filer: ☑       Non-accelerated filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of Common Shares outstanding as at May 9, 2006: 207,513,758

Explanatory Note
ITEM 1 FINANCIAL STATEMENTS
ITEM 4. CONTROLS AND PROCEDURES
ITEM 6. EXHIBITS
SIGNATURES
EXHIBITS
Certification of Principal Executive Officer Pursuant to Section 302
Certification of Principal Financial Officer Pursuant to Section 302
Certification of Principal Executive Officer Pursuant to Section 906
Certification of Principal Financial Officer Pursuant to Section 906

Explanatory Note
This Form 10-Q/A is being filed to amend Golden Star Resources Ltd.’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006 in order to reflect the restatement of our financial statements for the quarter ended March 31, 2006 to change, in the US GAAP Reconciliation note, the way in which we have accounted for our warrants to purchase common shares which have an exercise price denominated in Canadian dollars. The restatement arose from management’s determination on February 22, 2007 that such warrants denominated in Canadian dollars, which had been treated as equity instruments, should have been treated as derivative instruments under US GAAP. As such the fair value of such warrants is required to be treated as a liability, and we are required to mark to market those warrants on a current basis, with the resulting gains or losses being included in statement of operations under US GAAP.
Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as otherwise required to reflect the effects of the restatement, including in footnote 24 and Item 4. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 11, 2006.

ITEM 1 FINANCIAL STATEMENTS
GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of US dollars except shares issued and outstanding)
(Unaudited)

	As of	As of
	March 31,	December
	2006	31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,873	$89,709
Accounts receivable	7,891	6,560
Inventories (Note 2)	26,338	23,181
Future tax assets (Note 18)	2,343	6,248
Fair value of derivatives (Note 12)	884	1,220
Deposits (Note 3)	15,490	5,185
Deferred Stripping (Note 9)	1,032	1,548
Prepaids and other	809	686

Total Current Assets	141,660	134,337

RESTRICTED CASH	5,258	5,442
LONG TERM INVESTMENTS (Note 4)	1,162	8,160
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 5)	166,231	167,532
PROPERTY, PLANT AND EQUIPMENT (Note 6)	88,795	84,527
MINING PROPERTIES (Note 7)	121,864	118,088
CONSTRUCTION IN PROGRESS (Note 8)	61,770	36,707
LOAN ACQUISITION COSTS (Note 11)	955	1,020
FUTURE TAX ASSETS (Note 18)	13,451	8,223
OTHER ASSETS	504	567

Total Assets	$601,650	$564,603

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$9,209	$9,093
Other accrued liabilities	19,952	17,051
Fair value of derivatives (Note 12)	7,559	4,709
Asset retirement obligations (Note 13)	2,855	3,107
Current debt (Note 10)	7,585	6,855

Total Current Liabilities	47,160	40,815

LONG TERM DEBT (Note 10)	67,475	64,298
ASSET RETIREMENT OBLIGATIONS (Note 13)	9,271	8,286
FAIR VALUE OF DERIVATIVES (Note 12)	11,780	7,263
FUTURE TAX LIABILITY (Note 18)	45,379	45,072

Total liabilities	181,065	165,734

MINORITY INTERESTS	6,420	6,629
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 15)
First preferred shares, without par value, unlimited shares authorized. No shares issued.	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 207,265,758 at March 31, 2006; 205,954,582 at December 31, 2005	523,060	522,510
CONTRIBUTED SURPLUS	9,330	6,978
EQUITY COMPONENT OF CONVERTIBLE NOTES	2,857	2,857
DEFICIT	(121,082)	(140,105)

Total Shareholders’ Equity	414,165	392,240

Total Liabilities and Shareholders’ Equity	$601,650	$564,603

The accompanying notes are an integral part
of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of US dollars except per share amounts)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2006	2005

REVENUE
Gold sales	$24,936	$16,691
Royalty income	1,837	1,050
Interest and other	619	310

Total revenues	27,392	18,051

PRODUCTION EXPENSES
Mining operations	23,463	12,076
Depreciation, depletion and amortization	5,577	2,172
Accretion of asset retirement obligation (Note 13)	168	187

Total mine operating costs	29,208	14,435

OTHER OPERATING EXPENSES
Exploration expense	212	167
General and administrative expense	2,755	2,861
Corporate development expense	—	96
Loss on equity investments	—	40

Total production and operating expenses	32,175	17,599

Operating income/(loss)	(4,783)	452

OTHER EXPENSES, GAINS AND (LOSSES)
Abandonment and impairment of mineral properties	—	(1,083)
Gain on sale of investment (Note 4)	30,294	—
Derivative mark-to-market loss (Note 12)	(8,670)	(1,280)
Foreign exchange gain/(loss)	1,121	(107)
Interest expense	(471)	(79)

Income/(loss) before minority interest	17,491	(2,097)
Minority interest	209	(180)

Net income/(loss) before income tax	17,700	(2,277)
Income tax benefit (Note 18)	1,323	54

Net income/(loss)	$19,023	$(2,223)

Deficit, beginning of period	(140,105)	(126,574)

Deficit, end of period	$(121,082)	$(128,797)

Net income/(loss) per common share — basic (Note 19)	$0.092	$(0.016)
Net income/(loss) per common share — diluted (Note 19)	$0.091	$(0.016)

Weighted average shares outstanding (millions of shares)	206.8	142.3

The accompanying notes are an integral part
of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of US dollars)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2006	2005

OPERATING ACTIVITIES:
Net income/(loss)	$19,023	$(2,223)

Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,593	2,172
Amortization of loan acquition costs	65	—
Deferred stripping	516	84
Loss on equity investment	—	40
Gain on sale of investment	(30,294)	—
Non-cash employee compensation	897	568
Abandonment and impairment of mineral properties	—	1,083
Provision for future income taxes	(1,014)	(54)
Reclamation expenditures	(185)	(229)
Fair value of derivatives	7,703	1,280
Accretion of asset retirement obligations	168	187
Accretion of convertible debt	177	—
Minority interests	(209)	180

	2,440	3,088
Changes in assets and liabilities:
Accounts receivable	(1,331)	(757)
Inventories	(3,157)	1,751
Deposits	(1,099)	(532)
Accounts payable and accrued liabilities	(2,420)	(1)
Other	(125)	85

Net cash provided by/(used in) operating activities	(5,692)	3,634

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(2,137)	(688)
Expenditures on mining properties	(3,004)	(6,362)
Expenditures on property, plant and equipment	(6,884)	(4,032)
Expenditures on mine construction in progress	(24,619)	(10,607)
Asset retirement obligation assets	—	300
Redemption of short term investments	—	16,400
Restricted cash	184	—
Expenditure on purchase of investment	(1,656)	—
Proceeds from sale of investment	38,952	—
Change in payable on capital expenditures	5,437	—
Sale of property	—	1,000
Deposits	(9,206)	(2,329)
Other	52	77

Net cash used in investing activities	(2,881)	(6,241)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 15)	2,154	175
Debt repayments (Note 10)	(1,721)	(477)
Issuance of debt (Note 10)	5,453	7,159
Other	(149)	(108)

Net cash provided by financing activities	5,737	6,749

Increase/(decrease) in cash and cash equivalents	(2,836)	4,142
Cash and cash equivalents, beginning of period	89,709	12,877

Cash and cash equivalents end of period	$86,873	$17,019

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
In early 2006, it was determined that hedge accounting had been improperly applied by our subsidiary, EURO Ressources S.A. (“EURO”) for their cash-settled forward gold price agreements during the first three quarters of 2005. As a result, our Forms 10-Q for the first three quarters of 2005 have been amended to apply derivative accounting rather than hedge accounting to EURO’s derivatives. In this Form 10-Q, comparative amounts from the first quarter of 2005 reflect this restatement.
In management’s opinion, the unaudited consolidated financial statements for the three months ended March 31, 2006 and March 31, 2005 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.
In certain cases prior period amounts have been revised to reflect current period presentation.
1. Description of Business
Through our subsidiaries we own a controlling interest in four significant gold properties in southern Ghana in West Africa: the Bogoso/Prestea property, which is comprised of the adjoining Bogoso and Prestea surface mining leases (“Bogoso/Prestea”), the Prestea Underground property (“Prestea Underground”), the Wassa property (“Wassa”), and the Hwini-Butre and Benso concessions (“St. Jude Properties”). In addition to these gold properties we hold various other exploration rights and interests and are actively exploring in a variety of locations in West Africa and South America.
Bogoso/Prestea is owned by our 90% owned subsidiary Bogoso Gold Limited (“BGL”). BGL was acquired in 1999. Bogoso/Prestea produced and sold 131,898 ounces of gold during 2005.
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
We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Ghana, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. We hold indirect interests in gold exploration properties in Peru and Chile through a 17% shareholding investment in Goldmin Consolidated Holdings. We also own a 53% interest in EURO a French registered, publicly-traded royalty holding company (formerly known as Guyanor Ressources S.A.) which owns a royalty interest based on gold production at Cambior Inc.’s Rosebel gold mine in Suriname.

Our corporate headquarters is located in Littleton, Colorado. Our accounting records are kept in compliance with Canadian GAAP and all of our operations, except for certain exploration projects, transact business and keep financial records in US dollars.
2. Inventories

	As of	As of
	March 31,	December 31,
	2006	2005

Stockpiled ore	$6,992	$5,753
In-process	3,285	3,106
Materials and supplies	16,061	14,322

Total inventories	$26,338	$23,181

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
5. Deferred Exploration and Development Costs
Consolidated property expenditures on our exploration projects for the three months ended March 31, 2006 were as follows:

	Deferred
	Exploration &				Deferred
	Development			Transfer	Exploration &
	Costs	Capitalized		to	Development
	as of	Exploration	Acquistion	mining	Costs
	12/31/05	Expenditures	Costs	properties	as of 3/31/06

AFRICAN PROJECTS
Akropong trend and other Ghana	$5,237	$178	$—	$(3,438)	$1,977
Prestea property — Ghana	2,074	25	—	—	2,099
Hwini-Butre and Benso — Ghana	135,832	604	952	—	137,388
Mano River — Sierra Leone	1,285	—	—	—	1,285
Afema — Ivory Coast	1,028	93	—	—	1,121
Goulagou — Burkina Faso	18,247	—	124	—	18,371
Other Africa	1,460	—	10	—	1,470
SOUTH AMERICAN PROJECTS
Saramacca — Suriname	731	26	—	—	757
Bon Espoir — French Guiana	1,382	125	—	—	1,507
Paul Isnard — French Guiana	256	—	—	—	256

TOTAL	$167,532	$1,051	$1,086	$(3,438)	$166,231

6. Property, Plant and Equipment

	As of March 31, 2006			As of December 31, 2005
			Property,			Property,
	Property,		Plant and	Property,		Plant and
	Plant and		Equipment,	Plant and		Equipment,
	Equipment	Accumulated	Net Book	Equipment	Accumulated	Net Book
	at Cost	Depreciation	Value	at Cost	Depreciation	Value

Bogoso/Prestea	$44,911	$9,359	$35,552	$40,802	$8,240	$32,562
Prestea Underground	2,847	—	2,847	2,748	—	2,748
Wassa	53,498	3,593	49,905	50,701	1,985	48,716
EURO Ressources	10	—	10	1,456	1,449	7
Corporate & Other	613	132	481	611	117	494

TOTAL	$101,879	$13,084	$88,795	$96,318	$11,791	$84,527

7. Mining Properties

	As of March 31, 2006			As of December 31, 2005
			Mining			Mining
	Mining		Properties,	Mining		Properties,
	Properties	Accumulated	Net Book	Properties	Accumulated	Net Book
	at Cost	Amortization	Value	at Cost	Amortization	Value

Bogoso/Prestea	$47,951	$30,126	$17,825	$46,970	$28,792	$18,178
Prestea Underground	23,348	—	23,348	21,612	—	21,612
Bogoso Sulfide	13,065	—	13,065	13,065	—	13,065
Mampon	15,467	—	15,467	15,062	—	15,062
Wassa	51,188	6,621	44,567	50,810	5,104	45,706
Other	7,592	—	7,592	4,465	—	4,465

TOTAL	$158,611	$36,747	$121,864	$151,984	$33,896	$118,088

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
10. Debt

	As of	As of
	March 31,	December 31,
	2006	2005
Current debt:
Bank loan — at EURO Ressources (Note a)	$2,667	$2,667
CAT equipment financing loans (Note b)	4,918	4,188

Total current debt	$7,585	$6,855

Long term debt:
Bank loan — at EURO Ressources (Note a)	$4,333	$5,000
CAT equipment financing loans (Note b)	15,300	11,632
Convertible notes (Note c)	47,842	47,666

Total long term debt	$67,475	$64,298

(a)	Bank debt — In January 2005, EURO Ressources S.A. (“EURO”) drew down $6.0 million under a credit facility from a bank and paid the funds to Golden Star as the first installment on its purchase of the Rosebel royalty. The loan is repayable in nine equal payments of $666,667 beginning July 29, 2005. Accrued interest is added to each quarterly payment. The interest rate for each period is set at LIBOR plus 2.5% and EURO may choose a 1, 2 or 3 month interest period. The loan is collateralized by the assets of EURO, including the Rosebel royalty. The lender has no recourse to Golden Star. The fair value of the outstanding balance of this debt at March 31, 2006 is essentially equal to its carrying value.

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
12. Derivatives
EURO — In January 2005, EURO, a majority owned subsidiary, entered into a series of contracts that qualify as derivatives as part of a $6.0 million loan agreement (see note 10a). EURO’s derivatives are tied to a future stream of gold royalty payments EURO expects to receive from a Canadian mining company that purchased a mining property interest from Golden Star in 2002. Golden Star originally owned the royalty but sold the royalty to EURO in 2004. The derivative provides that (a) when the average gold price for a quarter exceeds $421 per ounce, EURO will pay to the counter party cash equal to the difference between the quarter’s average gold price per ounce and $421 per ounce, times 5,700 ounces, and (b) when the average quarterly gold price is below $421 per ounce, EURO will receive a cash payment from the counterparty equal to the difference between $421 per ounce and the average gold price per ounce times 5,700 ounces. The $421 per ounce figure was the spot gold price on the date EURO entered into the derivative. The derivative agreement established 10 tranches of 5,700 ounces each which settle quarterly over ten quarters beginning in the first quarter of 2005.
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

The following table summarizes our derivative contracts at March 31, 2006:

	Amount Outstanding/			Total /
	Average Price			Average
At March 31, 2006	2006	2007	Thereafter

Cash-settled Forward Price Contracts (EURO Ressources)

Ounces (thousands)	22.8	17.1	51.3	91.2
Average price per ounce ($)	421	430	459	443

Gold Put Options (Golden Star)

Ounces (thousands)	112.5	37.5	—	150
Average price per ounce ($)	407	405	—	406

Gold Call Options (Golden Star)

Ounces (thousands)	45	15	—	60
Average price per ounce ($)	525	525	—	525

Foreign Exchange Forward Contracts (Golden Star)

South African Rand (millions)	67.3	—	—	67.3
Average Rate (ZAR/$)	6.8	—	—	6.8

Euros ( EUR millions)	1.0	—	—	1.0
Average Rate (EUR /$)	0.80	—	—	0.80

The puts, calls and foreign exchange forward contracts are comprised of numerous individual contracts each with a different settlement date.

	March 31,	December 31,	(Expense)/
Fair Value of Derivatives	2006	2005	Gain

Cash-settled forward gold price agreements	$(14,859)	$(9,560)	$(5,299)
Puts	6	74	(69)
Calls	(4,441)	(2,250)	(2,190)
Rand forward purchases	878	1,146	(268)
Euros forward purchases	(39)	(162)	123

Unrealized loss	$(18,455)	$(10,752)	$(7,703)

Realized losses:

Cash-settled forward gold price agreements			(757)
Calls			(210)

Total gains/(losses)			$(8,670)

13. Asset Retirement Obligations
Our Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future closure costs associated with reclamation, demolition and stabilization of our Bogoso/Prestea and Wassa mining and ore processing properties. Included in this liability are the costs of mine closure and reclamation, processing plant and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the current ARO provision.
The changes in the carrying amount of the ARO during the first quarter of 2006 were as follows:

Balance at December 31, 2005	$11,393
Accretion expense	168
Cost of reclamation work performed	(185)
New AROs incurred during the period	750

Balance at March 31, 2006	$12,126

Current portion	$2,855
Long term portion	$9,271

14. Commitments and Contingencies
Our commitments and contingencies include the following items:
(a)	Environmental Regulations — The Company’s mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive as such we cannot predict the full amount of our future expenditure to comply with these laws and regulations. We conduct our operations so as to protect the environment and believe our operations are in compliance with applicable laws and regulations in all material respects.

(b)	Environmental Bonding in Ghana — In 2005, pursuant to a reclamation bonding agreement between the Ghana Environmental Protection Agency (“EPA”) and WGL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. In addition, pursuant to a bonding agreement between the EPA and BGL we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit.

(c)	Cash Restricted for Environmental Rehabilitation Liabilities — In 1999, we were required, according to the acquisition agreement with the sellers of BGL, to restrict $6.0 million of cash to be used for the ongoing and final reclamation and closure costs at Bogoso. Between 1999 and 2001 we withdrew $2.6 million of the restricted cash to cover our out-of-pocket cash reclamation costs. There have been no disbursements of the restricted cash since 2001. Now that BGL has met the EPA’s environmental bonding requirements, we will seek to amend the agreement with the original sellers of BGL and obtain their consent to allow us to withdraw the remaining $3.4 million of restricted cash.

(d)	Royalties -
(i)	Dunkwa Properties: As part of the acquisition of the Dunkwa properties in August 2003, we agreed to pay the seller a net smelter return royalty on future gold production from the Mansiso and Asikuma properties. Per the acquisition agreement, there will be no royalty due on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices at or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

(ii)	Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 6% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and Wassa production.

(iii)	Benso: Benso is subject a 1.5% smelter return royalty and a $1.00 per ounce gold production royalty. The smelter return royalty may be purchased for $4.0 million (or $6.0 million if a feasibility study indicates more than 3.5 million ounces of recoverable gold) and the gold production royalty may be purchased for $0.5 million.

(iv)	Prestea Underground — The Prestea Underground is subject to a 2.5% net profits interest on future income. Ownership of the 2.5% net profit interest is currently held by the bankruptcy trustee overseeing liquidation of Prestea Gold Resources, our former joint venture partner in the Prestea Underground.
(e)	Afema Project — On March 29, 2005 we entered into an agreement with Societe d’Etat pour le Developpement Minier de la Cote d’Ivoire (“SO.DE.MI.”), the Cote d’Ivoire state mining and exploration company, to acquire their 90% interest in the Afema gold property in south-east Cote d’Ivoire. A $0.1 million initial payment to SO.DE.MI. provided us the right to carry out a six month detailed technical due diligence program which was essentially completed by September of 2005. We now have the right to acquire 100% of SO.DE.MI.’s rights in the Afema property for an additional $1.5 million. A six month extension to March 2006 was subsequently granted by SO.DE.MI. to allow Golden Star to carry out further due diligence work and to analyze the large quantity of data collected during 2005 before exercising our right to acquire. Prior to the expiry of the option, we contacted SO.DE.MI. indicating our desire to exercise the option subject to SO.DE.MI. clarifying that (i) Golden Star will be indemnified in respect of the past environmental degradation at Afema, and (ii) that no other claims against the property exist. In addition to the acquisition payments, we agreed to pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty is indexed to the gold price and ranges from 2% of net smelter returns at gold prices below $300 per ounce to 3.5% of net smelter returns for gold prices exceeding $525 per ounce. If we proceed with the $1.5 million payment to acquire full rights to the property, the purchase agreement requires us to spend an additional $3.5 million on exploration work at Afema, subject to exploration success, over the following three and a half years.

(f)	We are engaged in routine litigation incidental to our business. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of non-compliance with environmental laws and regulations.
15. Share Capital
Changes in share capital during the three months ended March 31, 2006 were:

	Shares	Amount

Balance as of December 31,2 005	205,954,582	$522,510
Common shares issued:
Option exercises	1,307,176	3,259
Reclassification of warrants to capital surplus	—	(2,575)
Bonus shares and other	4,000	(134)

Balance as of March 31, 2006	207,265,758	$523,060

16. Warrants
The following warrants were outstanding as of March 31, 2006:

		Warrants	Exercise	Expiration
Issued with:	Date issued	outstanding	price	date

Equity Offering	February 14, 2003	8,448,334	Cdn$4.60	February 14, 2007

St. Jude Acquisition	December 21, 2005	3,240,000	Cdn$4.17	November 20, 2008

Total		11,688,334

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

Amounts recognized in the statements of operations with respect to our stock option plan are as follows:

	Three Months ended March 31,
	2006	2005

Total cost of share-based payment plan during the quarter	$882	$558
Amount of related income tax benefit recognized to income	—	—

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
The fair value of options granted during the first quarters of 2006 and 2005 were estimated at the grant dates using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three months ended March 31,
	2006	2005

Expected volatility	62.5% to 96.1%	34.9%
Risk-free interest rate	2.44% to 2.78%	3.15% to 3.52%
Expected lives	3.5 to 5 years	3.5 to 5 years
Dividend yield	0%	0%

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
A summary of option activity under the Plan as of March 31, 2006 and changes during the quarter the ended is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Excerise	Remaining	intrinsic
	Options	price	Contractual	value
	(000’)	(Cdn$)	Term (Years)	($000)
Outstanding as of December 31, 2005	7,390	2.75	—	—
Granted	746	3.94	—	—
Exercised	(1,307)	1.90	—	—
Forfeited	(120)	7.08	—	—

Outstanding as of March 31, 2006	6,709	2.97	5.8	4,534

Excerisable at March 31, 2006	5,598	2.51	4.3	4,534

The weighted-average grant date fair value of share options granted during the quarters ended March 31, 2006 and March 31, 2005 was Cdn$2.50 and Cdn$1.58, respectively. The intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $1.7 million and $0.1 million, respectively.

A summary of the status of Golden Star’s non-vested options as March 31, 2006 and changes during the quarter ended March 31, 2006, is presented below:

	Number of options	Weighted-Average grant
	(’000)	date fair value (Cdn$)
Nonvested at January 1, 2006	1,062	1.64
Granted	746	1.84
Vested	(629)	1.49
Forfeited	(68)	2.12

Nonvested at March 31, 2006	1,111	1.89
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
18. Income Taxes
Income tax expense/(benefit) attributable to net income before income taxes consists of:

	Three months ended March 31,
	2006	2005

Current
Canada	$4,926	$—
Foreign	—	—

Future
Canada	—	—
Foreign	(6,249)	(54)

Total	$(1,323)	$(54)

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

19. Earnings per Common Share
The following table provides a reconciliation between basic and diluted earnings per common share:

	Three months ended March 31,
	2006	2005

Net income/(loss)	$19,023	$(2,223)

Shares (in millions)
Weighted average number of common shares	206.8	142.3
Impact of Dilutive Securities:
Options	2.3	1.9
Warrants	—	0.2

Weighted average number of dilutive common shares	209.1	144.4

Basic Income/(Loss) per Common Share	$0.092	$(0.016)
Diluted Income/(Loss) per Common Share	$0.091	$(0.016)

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

	Africa - Ghana
As of and for the three	Bogoso/			South
months ended March 31	Prestea	Wassa	Other	America	Corporate	Total

2006
Revenues	$11,554	$13,428	$15	$1,865	$530	$27,392
Net Income/(Loss)	(1,182)	(2,137)	3,623	(3,072)	21,791	19,023
Total Assets	174,045	105,130	207,263	12,464	102,748	601,650

2005
Revenues	$16,717	$—	$—	$1,072	$262	$18,051
Net Income/(Loss)	1,826	(49)	—	(62)	(3,938)	(2,223)
Total Assets	94,974	78,845	32,040	2,560	50,735	259,154

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
During the first quarter of 2006, a corporation controlled by Michael A. Terrell, a director of Golden Star, provided management services to St. Jude for which it was paid Cdn$0.13 million. Mr. Terrell became a director of Golden Star following our acquisition of St. Jude in December 2005. Mr. Terrell’s company ceased doing business with St. Jude at the end of March 2006.

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

	March 31,	December 31,
(a) Consolidated Balance Sheets Under US GAAP	2006	2005

	(Restated-Note d13)	(Restated-Note d13)
ASSETS
Current assets:
Cash and cash equivalents	$86,873	$89,709
Accounts receivable	7,891	6,560
Inventories	26,338	23,181
Future tax assets	2,343	6,248
Fair value of derivatives	884	1,220
Deposits	15,490	5,185
Other current assets	809	686

Total current assets	140,628	132,789

Restricted cash	5,258	3,865
Long term investments (Notes d1 and d2)	—	15,182
Deferred exploration and development costs (Notes d3 and d4)	—	—
Property, plant and equipment (Note d5)	88,081	83,813
Mine construction in progress	61,770	36,707
Mining properties (Notes d3, d4 and d5)	238,038	237,153
Deferred stripping (Note d6)	—	1,548
Loan acquisition costs	955	1,020
Future tax asset	13,451	8,223
Other assets	509	2,144

Total assets	$548,690	$522,443

LIABILITIES
Current liabilities	$47,159	$40,815
Long term debt (Note d8)	69,635	66,632
Asset retirement obligations	9,271	8,286
Future tax liability	45,380	45,072
Fair value of long term derivatives (Note d7)	20,979	15,842

Total liabilities	192,424	176,647

Minority interest	1,596	1,964
Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Share capital (Note d9)	524,246	523,696
Contributed surplus (Note d10)	6,771	4,419
Accumulated comprehensive income and other (Note d2)	1,316	9,495
Deficit	(177,663)	(193,778)

Total shareholders’ equity	354,670	343,832

Total liabilities and shareholders’ equity	$548,690	$522,443

	Three months ended March 31,
(b) Consolidated Statements of Operations under US GAAP	2006	2005

	(Restated-Note d13)	(Restated-Note d13)
Net income under Cdn GAAP	$19,023	$(2,223)
Deferred exploration expenditures expensed per US GAAP (Note d3)	(2,886)	(4,574)
Depreciation and amortization differences — Wassa (Note d5)	1,475	(4,654)
Write-off of deferred exploration properties (Note d3)	—	1,083
Derivative gain/(loss) on non-US$ warrants (Note d11)	(621)	5,430
Other (Notes d3 and d7)	(4)	40

Net income/(loss) under US GAAP before minority interest	16,987	(4,898)
Minority interest, as adjusted	158	2

Net Income/(loss) under US GAAP	17,145	(4,896)
Other comprehensive income — gain on marketable securities (Note d2)	—	1,049

Comprehensive income/(loss)	$17,145	$(3,847)

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.083	$(0.034)
Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.082	$(0.034)

	Three months ended March 31,
(c) Consolidated Statements of Cash Flows under US GAAP	2006	2005

Cash provided by (used in):
Operating Activities	$(8,423)	$(7,041)
Investing activities	(240)	4,434
Financing activities	5,737	6,749

Increase/(Decrease) in cash and cash equivalents	(2,926)	4,142
Cash and cash equivalent beginning of period	89,709	12,877

Cash and cash equivalents end of period	$86,873	$17,019

(d)	Notes:
(1)	Minority investments in entities whose major business is mineral exploration are deemed for US GAAP to be equivalent to exploration spending and are expensed as incurred.

(2)	Under US GAAP, investments in marketable equity securities are marked to fair value at the end of each period with gains and losses recognized in the statement of operations. Under Cdn GAAP gains and losses on marketable equity securities are noted in the foot notes and recognized in the statement of operations only when the investment is sold.

(3)	Under US GAAP, exploration, acquisition and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(4)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until such time as a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

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

(6)	In March 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board issued statement 04-6 “Accounting for Stripping Costs Incurred During Production in the Mining Industry” (“EITF 04-6”) which precludes deferral of stripping costs during a mine’s production phase. EITF 04-6 requires that deferred stripping costs be considered a variable production cost. The new pronouncement is effective January 1, 2006 and transition provisions allow any remaining balances in deferred stripping asset accounts to be closed directly to retained earnings on January 1, 2006. In Canada the Emerging Issues Committee (“EIC”) has issued EIC 160 “Stripping Costs Incurred in the Production Phase of the Mining Operation” which concludes that deferred stripping costs during the production phase of a mine’s life should generally be considered a variable production cost and included in the cost of inventory unless it can be shown the stripping costs represent a betterment to the mineral property.

(7)	Under US GAAP the fair value of warrants denominated in currencies other than US$ is treated as a derivative liability. Under Cdn GAAP the fair value of all warrants are treated as a component of shareholders’ equity.

(8)	For US GAAP purposes, 100% of the $50.0 million of convertible notes issued in the second quarter of 2005 was classified as a liability. Under Cdn GAAP, the fair value of the conversion feature is classified as equity and the balance is classified as a liability. Under Cdn GAAP, the liability portion is accreted each period in amounts which will increase the liability to its full amount as of the maturity date and the accretion is recorded as interest expense.

(9)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP); — under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP; (iv) when warrants denominated in currencies other than US$ are exercised the difference between the fair value and the strike price of the warrant is recorded as share capital for US GAAP purposes, but under Cdn GAAP only the strike price is recorded as share capital on exercise.

(10)	Under Cdn GAAP the issuance-date fair value of all warrants issued and outstanding are recorded as contributed surplus. Under US GAAP contributed surplus excludes the fair value of warrants denominated in currencies other than US$. The fair value of warrants denominated in currencies other than US$ is recorded in derivative liability.

(11)	Under US GAAP the change in fair value of warrants denominated in currencies other than the functional currency of the Company is recognized in the Statement of Operations. Under Cdn GAAP warrants are not marked to fair value.

(12)	In December 2004, the FASB finalized SFAS No. 123R Share-Based Payment, amending SFAS No. 123, effective beginning our first quarter of fiscal 2006. SFAS 123R requires the Company to expense stock options based on grant date fair value in its financial statements. Further, the SFAS 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted the optional provisions of FAS 123 in 2003 and have expensed share based payments since that time. We have expanded share-based payment disclosures as required by of SFAS No. 123R at March 31, 2006.

(13)	The US GAAP reconciliation has been restated to take effect of the difference between Canadian and US GAAP described in notes d7 and d11 above.

	For the three months ended
	March 31, 2006		March 31, 2005
Statement of Operations	Originally stated	Restated	Originally stated	Restated
Derivative loss USD Warrants	—	(621)	—	5,430
Net Income/(Loss) under US GAAP before minority interest	17,608	16,987	(10,328)	(4,898)
Net Income/(Loss) under US GAAP	17,766	17,145	(10,326)	(4,896)
Comprehensive income/(loss)	17,766	17,145	(9,277)	(3,847)

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.086	$0.083	$(0.073)	$(0.034)
Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.085	$0.082	$(0.073)	$(0.034)

	March 31, 2006		December 31, 2005
Balance Sheet	Originally stated	Restated	Originally stated	Restated
Fair value of long term derivatives	11,780	20,979	7,263	15,842
Total liabilities	183,225	192,424	168,068	176,647
Share Capital	520,090	524,246	519,540	523,696
Contributed Surplus	9,330	6,771	8,294	4,419
Deficit	(166,867)	(177,663)	(183,602)	(193,778)
Total shareholders’ equity	363,869	354,670	352,411	343,832

ITEM 4. CONTROLS AND PROCEDURES
It was determined that as of March 31, 2006 management did not maintain effective controls over the presentation and documentation of certain derivatives. Specifically, Golden Star did not properly account in its US GAAP footnote (note 24) for warrants denominated in currencies other than US dollars. Warrants denominated in currencies other than US dollars were treated as a component of shareholders’ equity. Proper accounting would have treated them as a derivative instrument which would have been marked to fair value at the end of each period. This control deficiency resulted in the requirement for the restatement of our US GAAP footnote financial statements for the quarter ended March 31, 2006. Because of the existence of the deficiency in question at March 31, 2006, management concluded that Golden Star’s internal control over financial reporting was ineffective as of that date.
(a) Disclosure Controls and Procedures
As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Golden Star’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the evaluation and as a result of the material weakness discussed above, management has concluded that as of March 31, 2006 our disclosure controls and procedures were not effective.
(b) Changes in Internal Control over Financial Reporting
Changes to our internal control over financial reporting to address the material weakness described above were implemented subsequent to the quarter ended September 30, 2006. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD. Registrant
By:	/s/ Peter J. Bradford
Peter J. Bradford
President and Chief Executive Officer Date:

Date:	February 26, 2007

EXHIBITS
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)