Form 10-Q/A
period 2006-06-30
GOLDEN STAR RESOURCES LTD
filed 2007-02-26
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10–Q/A

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

Explanatory Note
PART I
ITEM 1. FINANCIAL STATEMENTS
ITEM 4. CONTROLS AND PROCEDURES
ITEM 6. EXHIBITS
SIGNATURES
INDEX TO EXHIBITS
Certification of Principal Executive Officer Pursuant to Section 302
Certification of Principal Financial Officer Pursuant to Section 302
Certification of Principal Executive Officer Pursuant to Section 906
Certification of Principal Financial Officer Pursuant to Section 906

Explanatory Note
     This Form 10-Q/A is being filed to amend Golden Star Resources Ltd.’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006 in order to reflect the restatement of our financial statements for the quarter ended June 30, 2006 to change, in the US GAAP Reconciliation note, the way in which we have accounted for our warrants to purchase common shares which have an exercise price denominated in Canadian dollars. The restatement arose from management’s determination on February 22, 2007 that such warrants denominated in Canadian dollars, which had been treated as equity instruments, should have been treated as derivative instruments under US GAAP. As such the fair value of such warrants is required to be treated as a liability, and we are required to mark to market those warrants on a current basis, with the resulting gains or losses being included in the statement of operations under US GAAP.
     Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as otherwise required to reflect the effects of the restatement, including in footnote 25 and Item 4. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 8, 2006.

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

(a) Consolidated Balance Sheets Under US GAAP

	June 30,	December 31,
	2006	2005

	(Restated-Note d13)	(Restated-Note d13)
ASSETS
Current assets:
Cash and cash equivalents	$20,882	$89,709
Short term investments	21,080	—
Accounts receivable	7,339	6,560
Inventories	35,801	23,181
Future tax assets	—	6,248
Fair value of derivatives	12	1,220
Deposits	9,637	5,185
Other current assets	492	686

Total current assets	95,243	132,789

Restricted cash	5,093	3,865
Long term investments (Notes d1 and d2)	—	15,182
Deferred exploration and development costs (Notes d3 and d4)	—	—
Property, plant and equipment (Note d5)	84,824	83,813
Mine construction in progress	115,257	36,707
Mining properties (Notes d3, d4 and d5)	239,119	237,153
Deferred stripping (Note d6)	—	1,548
Loan acquisition costs	766	1,020
Future tax asset	4,456	8,223
Other assets	592	1,124

Total assets	$545,350	$522,443

LIABILITIES
Current liabilities	$51,962	$40,815
Long term debt (Note d8)	64,253	66,632
Asset retirement obligations	9,618	8,286
Future tax liability	42,263	45,072
Fair value of long term derivatives (Note d7)	8,703	15,842

Total liabilities	176,799	176,647

Minority interest	2,070	1,964
Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Share capital (Note d9)	525,554	523,696
Contributed surplus (Note d10)	6,750	4,419
Accumulated comprehensive income and other (Note d2)	1,316	9,495
Deficit	(167,139)	(193,778)

Total shareholders’ equity	366,481	343,832
Total liabilities and shareholders’ equity	$545,350	$522,443

(b) Consolidated Statements of Operations under US GAAP

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

	(Restated-Note d13)	(Restated-Note d13)	(Restated-Note d13)	(Restated-Note d13)
Net income under Cdn GAAP	$14,424	$(3,695)	$33,447	$(5,918)
Deferred exploration expenditures expensed per US GAAP (Note d3)	(4,947)	999	(7,833)	(3,575)
Impact of start-up accounting	—	(1,072)	—	(5,725)
Depreciation and amortization differences – Wassa (Note d5)	262	—	1,737	—
Write-off of deferred exploration properties (Note d3)	—	—	—	1,083
Derivative gain/(loss) on non-US$ warrants (Note d11)	496	(947)	(124)	4,483
Other (Notes d3 and d7)	509	180	505	220

Net income/(loss) under US GAAP before minority interest	10,744	(4,535)	27,732	(9,432)
Minority interest, as adjusted	(220)	54	(62)	56

Net income/(loss) under US GAAP	10,524	(4,481)	27,670	(9,376)
Other comprehensive income – gain on marketable securities (Note d2)	—	(156)	—	893

Comprehensive income/(loss)	$10,524	$(4,637)	$27,670	$(8,483)

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.051	$(0.031)	$0.134	$(0.066)
Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.050	$(0.031)	$0.132	$(0.065)

(c) Consolidated Statements of Cash Flows under US GAAP

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Cash provided by (used in):
Operating activities	$(4,984)	$(4,243)	$(13,407)	$(11,284)
Investing activities	(60,072)	(44,146)	(60,312)	(39,712)
Financing activities	(845)	49,756	4,892	56,505

Increase/(Decrease) in cash and cash equivalents	(65,901)	1,367	(68,827)	5,509
Cash and cash equivalent beginning of period	86,783	17,019	89,709	12,877

Cash and cash equivalents end of period	$20,822	$18,386	$20,822	$18,386

(d) Notes:
(1)	Minority investments in entities whose major business is mineral exploration are deemed for US GAAP to be equivalent to exploration spending and are expensed as incurred.

(2)	Under US GAAP, investments in marketable equity securities are marked to fair value at the end of each period with gains and losses recognized in the statement of operations. Under Cdn GAAP gains and losses on marketable equity securities are noted in the foot notes and recognized in the statement of operations only when the investment is sold.

(3)	Under US GAAP, exploration, acquisition (except for Purchase Accounting costs) and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

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

(12)	In December 2004, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 123R “Share-Based Payment, amending SFAS No. 123” (“SFAS 123R”), effective beginning our first quarter of fiscal 2006. SFAS 123R requires the Company to expense stock options based on grant date fair value in its financial statements. Further, the SFAS 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff

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

(13)	The US GAAP reconciliation has been restated to take effect of the difference between Canadian and US GAAP described in notes d7 and d11 above.

	For the three months ended				For the six months ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
Statement of Operations	Originally stated	Restated	Originally stated	Restated	Originally stated	Restated	Originally stated	Restated
Derivative loss USD Warrants	—	496	—	(947)	—	(124)	—	4,483
Net Income/(Loss) under US GAAP before minority interest	10,248	10,744	(3,588)	(4,535)	27,856	27,732	(13,915)	(9,432)
Net Income/(Loss) under US GAAP	10,028	10,524	(3,534)	(4,481)	27,794	27,670	(13,859)	(9,376)
Comprehensive income/(loss)	10,028	10,524	(3,690)	(4,637)	27,794	27,670	(12,966)	(8,483)

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.048	$0.051	$(0.025)	$(0.031)	$0.134	$0.134	$(0.097)	$(0.066)
Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.047	$0.050	$(0.024)	$(0.031)	$0.133	$0.132	$(0.090)	$(0.065)

	June 30, 2006		December 31, 2005
Balance Sheet	Originally stated	Restated	Originally stated	Restated
Fair value of long term derivatives	—	8,703	7,263	15,842
Total liabilities	168,096	176,799	168,068	176,647
Share Capital	521,398	525,554	519,540	523,696
Contributed Surplus	10,625	6,750	8,294	4,419
Deficit	(156,839)	(167,139)	(183,602)	(193,778)
Total shareholders’ equity	375,184	366,481	352,411	343,832

ITEM 4. CONTROLS AND PROCEDURES
It was determined that as of June 30, 2006 management did not maintain effective controls over the presentation and documentation of certain derivatives. Specifically, Golden Star did not properly account in its US GAAP footnote (note 25) for warrants denominated in currencies other than US dollars. Warrants denominated in currencies other than US dollars were treated as a component of shareholders’ equity. Proper accounting would have treated them as a derivative instrument, which would have been marked to fair value at the end of each period. This control deficiency resulted in the requirement for the restatement of our US GAAP footnote financial statements for the quarters ended March 31 and June 30, 2006. Because of the existence of the deficiency in question at June 30, 2006, management concluded that Golden Star’s internal controls over financial reporting was ineffective as of that date.
(a) Disclosure Controls and Procedures
As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Golden Star’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the evaluation and as a result of the material weakness discussed above, management has concluded that as of June 30, 2006 our disclosure controls and procedures were not effective.
(b) Changes in Internal Control over Financial Reporting
Changes in our internal control over financial reporting to address the material weakness described above were implemented subsequent to the quarter ended June 30, 2006. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 6. EXHIBITS
10.1	EPCM Services Agreement, dated April 6, 2006 between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited (previously filed)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10–QA to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD. Registrant
By:	s/ Peter J. Bradford
Peter J. Bradford
President and Chief Executive Officer

Date: February 26, 2007

INDEX TO EXHIBITS
10.1	EPCM Services Agreement, dated April 6, 2006 between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited (previously filed)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)