Form 10-Q/A
period 2006-09-30
GOLDEN STAR RESOURCES LTD
filed 2007-02-26
CIK 903571

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
EXHIBIT INDEX
Certification of Principal Executive Officer Pursuant to Section 302
Certification of Principal Financial Officer Pursuant to Section 302
Certification of Principal Executive Officer Pursuant to Section 906
Certification of Principal Financial Officer Pursuant to Section 906

Explanatory Note
     This Form 10-Q/A is being filed to amend Golden Star Resources Ltd.’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006 in order to reflect the restatement of our financial statements for the quarter ended September 30, 2006 to change, in the US GAAP Reconciliation note, the way in which we have accounted for our warrants to purchase common shares which have an exercise price denominated in Canadian dollars. The restatement arose from management’s determination on February 22, 2007 that such warrants denominated in Canadian dollars, which had been treated as equity instruments, should have been treated as derivative instruments under US GAAP. As such the fair value of such warrants is required to be treated as a liability, and we are required to mark to market those warrants on a current basis, with the resulting gains or losses being included in the statement of operations under US GAAP.
     Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as otherwise required to reflect the effects of the restatement, including in footnote 24 and Item 4. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on November 6, 2006.

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

(a) Consolidated Balance Sheets in US GAAP

	As of	As of
	September 30,	December 31,
	2006	2005

	(Restated-Note d13)	(Restated-Note d13)
ASSETS
Current assets:
Cash and cash equivalents	$10,043	$89,709
Accounts receivable	6,094	6,560
Inventories	43,776	23,181
Future tax assets	23	6,248
Fair value of derivatives	—	1,220
Deposits	10,096	5,185
Other current assets	1,089	686

Total current assets	71,121	132,789

Restricted cash	1,572	3,865
Long term investments (Notes d1 and d2)		15,182
Deferred exploration and development costs (Notes d3 and d4)	—	—
Property, plant and equipment (Note d5)	86,686	83,813
Mine construction in progress	139,774	36,706
Mining properties (Notes d3, d4 and d5)	244,285	237,153
Deferred stripping (Note d6)	—	1,548
Future tax asset (Note d10)	3,695	8,223
Other assets	1,351	3,164

Total assets	$548,484	$522,443

LIABILITIES
Current liabilities	$42,407	$40,815
Long term debt (Note d8)	68,721	66,632
Asset retirement obligations	13,916	8,286
Future tax liability	42,202	45,072
Fair value of long term derivatives (Note d7)	6,131	15,842

Total liabilities	173,377	176,647

Minority interest	2,824	1,964
Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Share capital (Note d9)	525,668	523,696
Contributed surplus (Note d10)	7,272	4,419
Accumulated comprehensive income and other (Note d2)	1,316	9,495
Deficit	(161,973)	(193,778)

Total shareholders’ equity	372,283	343,832

Total liabilities and shareholders’ equity	$548,484	$522,443

(b) Consolidated Statements of Operations under US GAAP

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

	(Restated-Note d13)	(Restated-Note d13)	(Restated-Note d13)	(Restated-Note d13)
Net income under Cdn GAAP	$2,955	$(6,657)	$36,402	$(12,575)
Deferred exploration expenditures expensed per US GAAP (Note d3)	(475)	(5,920)	(8,308)	(9,495)
Impact of start-up accounting (Note d5)	—	—	—	(4,718)
Depreciation and amortization differences – Wassa (Note d5)	(314)	182	1,423	(825)
Write-off of deferred exploration properties (Note d3)	—	—	—	1,083
Derivative gain/(loss) on non-US$ warrants (Note d11)	2,572	(2,314)	2,448	2,169
Other (Notes d3 and d7)	(524)	150	(19)	370

Net income/(loss) under US GAAP before minority interest	4,214	(14,559)	31,946	(23,991)
Minority interest, as adjusted	(82)	71	(144)	127

Net income/(loss) under US GAAP	4,132	(14,488)	31,802	(23,864)
Other comprehensive income – gain on marketable securities (Note d2)	—	3,938	—	4,831

Comprehensive income/(loss)	$4,132	$(10,550)	$31,802	$(19,033)

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.020	$(0.101)	$0.153	$(0.167)
Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.020	$(0.101)	$0.152	$(0.167)
(c) Consolidated Statements of Cash Flows under US GAAP

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Cash provided by (used in):
Operating activities	$1,269	$4,280	$(12,138)	$(7,004)
Investing activities	(17,840)	(1,507)	(78,152)	(41,215)
Financing activities	5,732	2,738	10,624	59,239

Increase/(Decrease) in cash and cash equivalents	(10,839)	5,511	(79,666)	11,020
Cash and cash equivalent beginning of period	20,882	18,386	89,709	12,877

Cash and cash equivalents end of period	$10,043	$23,897	$10,043	$23,897

(d) Notes:
(1)	Minority investments in private entities whose major business is mineral exploration are deemed for US GAAP to be equivalent to exploration spending and are expensed as incurred.

(2)	Under US GAAP, investments in marketable equity securities are marked to fair value at the end of each period with gains and losses recognized in Other comprehensive income. Under Cdn GAAP gains and losses on marketable equity securities are noted in the foot notes and recognized in the statement of operations only when the investment is sold.

(3)	Under US GAAP, exploration, acquisition (except for purchase costs) and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(4)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until such time as a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(5)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it can be shown that it is capable of producing its designed product as intended. Under Cdn GAAP new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity.

(6)	In March 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board issued statement 04-6 “Accounting for Stripping Costs Incurred During Production in the Mining Industry” (“EITF 04-6”) which precludes deferral of stripping costs during a mine’s production phase. EITF 04-6 requires that deferred stripping costs be considered a variable production cost. The new pronouncement is effective January 1, 2006 and transition provisions allow any remaining balances in deferred stripping asset accounts to be closed directly to retained earnings on January 1, 2006. In Canada the Emerging Issues Committee (“EIC”) has issued EIC 160 “Stripping Costs Incurred in the Production Phase of the Mining Operation” which concludes that deferred stripping costs during the production phase of a mine’s life should generally be considered a variable production cost and included in the cost of inventory unless it can be shown that the stripping costs represent a betterment to the mineral property.

(7)	Under US GAAP the fair value of warrants denominated in currencies other than US$ is treated as a derivative liability. Under Cdn GAAP the fair value of all warrants are treated as a component of shareholders’ equity.

(8)	For US GAAP purposes, 100% of the $50.0 million of convertible notes issued in the second quarter of 2005 was classified as a liability. Under Cdn GAAP, the fair value of the conversion feature is classified as equity and the balance is classified as a liability. Under Cdn GAAP, the liability portion is accreted each period in amounts which will increase the liability to its full amount as of the maturity date and the accretion is recorded as interest expense.

(9)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP) — under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP; (iv) when warrants denominated in currencies other than US$ are exercised the difference between the fair value and the strike price of the warrant is recorded as share capital for US GAAP purposes, but under Cdn GAAP only the strike price is recorded as share capital on exercise.

(10)	Under Cdn GAAP the issuance-date fair value of all warrants issued and outstanding are recorded as contributed surplus. Under US GAAP contributed surplus excludes the fair value of warrants denominated in currencies other than US$. The fair value of warrants denominated in currencies other than US$ is recorded in derivative liability.

(11)	Under US GAAP the change in fair value of warrants denominated in currencies other than the functional currency of the company is recognized in the Statement of Operations. Under Cdn GAAP warrants are not marked to fair value.

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

(13)	The US GAAP reconciliation has been restated to take effect of the difference between Canadian and US GAAP described in notes d7 and d11 above.

	For the three months ended				For the nine months ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
Statement of Operations	Originally stated	Restated	Originally stated	Restated	Originally stated	Restated	Originally stated	Restated
Derivative loss USD Warrants	—	2,572	—	(2,314)	—	2,448	—	2,169
Net Income/(Loss) under US GAAP before minority interest	1,642	4,214	(12,245)	(14,559)	29,498	31,946	(26,160)	(23,991)
Net Income/(Loss) under US GAAP	1,560	4,132	(12,174)	(14,488)	29,354	31,802	(26,033)	(23,864)
Comprehensive income/(loss)	1,560	4,132	(8,236)	(10,550)	29,354	31,802	(21,202)	(19,033)

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.008	$0.020	$(0.085)	$(0.101)	$0.142	$0.153	$(0.183)	$(0.167)
Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.009	$0.020	$(0.085)	$(0.101)	$0.142	$0.152	$(0.183)	$(0.167)

	September 30, 2006		December 31, 2005
Balance Sheet	Originally stated	Restated	Originally stated	Restated
Fair value of long term derivatives	—	6,131	7,263	15,842
Total liabilities	167,246	173,377	168,068	176,647
Share Capital	521,512	525,668	519,540	523,696
Contributed Surplus	11,147	7,272	8,294	4,419
Deficit	(154,245)	(161,973)	(183,602)	(193,778)
Total shareholders’ equity	378,414	372,283	352,411	343,832
(14)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine developments cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 3 and 4 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP. However due to the uncertainty of utilization of these tax assets, valuation allowances have been applied to offset them. As a result there are currently no differences in tax assets recognized on the US and Cdn balance sheets but future events, particularly those regarding expected future earnings from the new sulfide processing operation, could result in differing tax asset balances in the future.
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

ITEM 4. CONTROLS AND PROCEDURES
It was determined that as of September 30, 2006, management did not maintain effective controls over the presentation and documentation of certain derivatives. Specifically, Golden Star did not properly account in its US GAAP footnote (note 24) for warrants denominated in currencies other than US dollars. Warrants denominated in currencies other than US dollars were treated as a component of shareholders’ equity. Proper accounting would have treated them as a derivative instrument, which would have been marked to fair value at the end of each period. This control deficiency resulted in the requirement for the restatement of our US GAAP footnote financial statements for the quarters ended March 31, June 30 and September 30, 2006. Because of the existence of the deficiency in question at September 30, 2006 management concluded that the Golden Star’s internal control over financial reporting was ineffective as of that date.
(a) Disclosure Controls and Procedures
As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Golden Star’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the evaluation and as a result of the material weakness discussed above, management has concluded that as of September 30, 2006 our disclosure controls and procedures were not effective.
(b) Changes in Internal Control Over Financial Reporting
Changes to our internal control over financial reporting to address the material weakness described above were implemented subsequent to the quarter ended September 30, 2006. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 6. EXHIBITS
10.1	Severance and Release Agreement dated October 13, 2006 between Allan J. Marter and Golden Star (previously filed)

10.2	Employment Agreement dated June 17, 2006 between Colin Belshaw and Golden Star (previously filed)

10.3	Medium Term Loan Agreement dated October 11, 2006 between Ecobank Ghana Limited, Cal Bank Ghana Limited and Golden Star (previously filed)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10–Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD. Registrant
By:	/s/ Peter J. Bradford
Peter J. Bradford
President and Chief Executive Officer
Date: February 26, 2007

EXHIBIT INDEX
10.1	Severance and Release Agreement dated October 13, 2006 between Allan J. Marter and Golden Star (previously filed)

10.2	Employment Agreement dated June 17, 2006 between Colin Belshaw and Golden Star (previously filed)

10.3	Medium Term Loan Agreement dated October 11, 2006 between Ecobank Ghana Limited, Cal Bank Ghana Limited and Golden Star (previously filed)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)