Form 10-K
period 2006-12-31
GOLDEN STAR RESOURCES LTD
filed 2007-03-14
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2006
Commission file number 1-12284
GOLDEN STAR RESOURCES LTD.
(Exact Name of Registrant as Specified in Its Charter)

Canada	98-0101955
(State or other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

10901 West Toller Drive, Suite 300
Littleton, Colorado	80127-6312
(Address of Principal Executive Office)	(Zip Code)
Registrant’s telephone number, including area code (303) 830-9000
Securities registered or to be registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Shares	American Stock Exchange
Securities registered or to be registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer: ☐     Accelerated filer: ☑     Non-accelerated filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $605 million as of June 30, 2006, based on the closing price of the shares on the American Stock Exchange as of that date of $2.96 per share.
Number of Common Shares outstanding as at March 12, 2007: 232,104,141
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference to Part III of this Report on Form 10-K.

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
NON-GAAP FINANCIAL MEASURES
In this Form 10-K, we use the terms “total cash cost per ounce” and “cash operating cost per ounce” which are considered Non-GAAP financial measures as defined in SEC Regulation S-K Item 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are material limitations associated with the use of such non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Changes in numerous factors, including, but not limited to, mining rates, milling rates, gold grade, gold recovery, and the costs of labor, consumables and mine site general and administrative activities can cause these measures to increase or decrease. We believe that these measures are the same or similar to the measures of other gold mining companies, but may not be comparable to similarly titled measures in every instance. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10-K.
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
These statements include comments regarding: the completion, commissioning and commencement of production of the Bogoso Sulfide Expansion Project and its anticipated throughput and metallurgical recoveries, anticipated commencement dates of production, development costs, production capacity, production rates, and production costs; cash operating costs; gold sales; mining operations and recovery rates; ore delivery; ore processing; potential mine life; permitting; establishment and estimates of mineral reserves and resources; geological, environmental, and engineering studies; timing and results of feasibility studies; exploration efforts and activities; availability, cost and efficiency of mining equipment; ore grades; reclamation work; identification of acquisition and growth opportunities; power costs, the ability to meet total power requirements and the acquisition and operation of the power station; retention of earnings from our operations; sale of our remaining EURO Ressources S.A. common shares; sources of and adequacy of liquidity to meet capital and other needs in 2007.
The following, in addition to the factors described under “Risk Factors” in Item 1 below, are among the factors that could cause actual results to differ materially from the forward-looking statements:
•	significant increases or decreases in gold prices;

•	failure to develop Mineral Reserves on the HBB Properties or failure to expand Mineral Reserves around our existing mines;

•	unexpected events during the construction and start-up of the Bogoso sulfide expansion project;

•	unexpected changes in business and economic conditions;

•	inaccuracies in Mineral reserves ad non-reserves estimates;

•	changes in interest and currency exchange rates;

•	timing and amount of gold production;

•	unanticipated variations in ore grade, tonnes mined and crushed or milled;

•	unanticipated recovery or production problems;

•	effects of illegal mining on our properties;

•	changes in mining and processing costs, including changes to costs of raw materials, supplies, services and personnel;

•	changes in metallurgy and processing;

•	availability of skilled personnel, contractors, materials, equipment, supplies, power and water;

•	changes in project parameters or mine plans;

•	costs and timing of development of new reserves;

•	weather, including continuing drought in West Africa;

•	global warming and its impacts on climate and regulatory frameworks that may impact our activities directly or indirectly;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	acquisitions and joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	changes in regulations affecting our operations, particularly in Ghana, where our principal producing properties are located;

•	local and community impacts and issues;

•	availability and cost of replacing reserves;

•	timing of receipt and maintenance of government approvals and permits;

•	unanticipated transportation costs and shipping incidents and losses;

•	accidents, labor disputes and other operational hazards;

•	environmental costs and risks;

•	unanticipated title issues;

•	competitive factors, including competition for property acquisitions;

•	possible litigation; and

•	availability of capital at reasonable rates or at all.
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
GLOSSARY OF TERMS
We report our Mineral Reserves to two separate standards to meet the requirements for reporting in both Canada and the United States (“US”). Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 (“NI 43-101”). The definitions in NI 43-101 are adopted from those given by the Canadian Institute of Mining, Metallurgy and Petroleum. US reporting requirements for disclosure of mineral properties are governed by SEC Industry Guide 7. These reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody differing approaches and definitions.
We estimate and report our Mineral Resources and Mineral Reserves according to the definitions set forth in NI 43-101 and modify and reconcile them as appropriate to conform to Industry Guide 7 for reporting in the U.S. The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.
NI 43-101 DEFINITIONS

Mineral Reserve	The term “Mineral Reserve” refers to the economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a preliminary feasibility study. The study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that might occur when the material is mined.

Proven Mineral Reserve	The term “Proven Mineral Reserve” refers to the economically mineable part of a Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.(1)

Probable Mineral Reserve	The term “Probable Mineral Reserve” refers to the economically mineable part of an Indicated, and in some circumstances, a Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

Mineral Resource	The term “Mineral Resource” refers to a concentration or occurrence of diamonds, natural, solid, inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

Measured Mineral Resource	The term “Measured Mineral Resource” refers to that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

Indicated Mineral Resource	The term “Indicated Mineral Resource” refers to that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

Inferred Mineral Resource	The term “Inferred Mineral Resource” refers to that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

qualified person(1)	The term “qualified person” refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination thereof, has experience relevant to the subject matter of the project and the technical report and is a member in good standing of a professional association.
SEC INDUSTRY GUIDE 7 DEFINITIONS

Reserve	The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility(2) study done to bankable standards that demonstrates the economic extraction. (“bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

proven reserve	The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape depth and mineral content of reserves are well-established.

probable reserve	The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

mineralized material(3)	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

non-reserves	The term “non-reserves” refers to mineralized material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage.

development stage	A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

(1.)	Industry Guide 7 does not require designation of a qualified person.

(2.)	For Industry Guide 7 purposes the feasibility study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

(3.)	This category is substantially equivalent to the combined categories of Measured and Indicated Mineral Resources specified in NI 43-101.
ADDITIONAL DEFINITIONS
alteration — any change in the mineral composition of a rock brought about by physical or chemical means ancillary equipment - service equipment not directly associated with primary process artisanal - current or historic informal mining typically of a low tech, manually intensive nature assay - a measure of the valuable mineral content
Au - gold
bio-oxidation or BIOX® - a processing method that uses bacteria to oxidize refractory sulfide ore to make it amenable to normal oxide ore processing techniques such as carbon-in-leach
Birimian — a thick and extensive sequence of Proterozoic age metamorphosed sediments and volcanics first identified in the Birim region of southern Ghana cash operating cost per ounce - is equal to total cash cost for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period. (This definition is consistent with the Gold Institute’s definition)
CIL or carbon-in-leach - an ore processing method involving the use of cyanide where activated carbon which has been added to the leach tanks is used to absorb gold as it is leached by cyanide craton — a stable relatively immobile area of the earth’s crust cut-off grade - when determining economically viable mineral reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined and processed at a profit cyanidation — the process of introducing cyanide to ore to recover gold diamond drilling - rotary drilling using diamond-set or diamond-impregnated bits, to produce a solid continuous core of rock sample dip - the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure diorite – a group of intrusive rocks intermediate in composition between acidic and basic, characteristically composed of dark-colored amphibole, acid plagioclase, pyroxene and sometimes a small amount of quartz.
disseminated - where minerals occur as scattered particles in the rock doré — unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold fault - a surface or zone of rock fracture along which there has been displacement feasibility study - a definitive engineering and economic study addressing the viability of a mineral deposit taking into consideration all associated technical factors, costs, revenues and risks. We recognize three levels of feasibility studies: (i) Level 1 — a directional feasibility study or scoping study; (ii) Level 2 — a pre-feasibility study; and (iii) Level 3 — a detailed feasibility study. A feasibility study that satisfies the requirements for external financing is known as a bankable feasibility study.
fold - a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage formation - a distinct layer of sedimentary rock of similar composition gabbro – a group of dark-colored basic intrusive igneous rocks (the intrusive equivalent to basalt)
gabbroic – rock masses made up of gabbro and other similar dark-colored basic igneous rock geochemistry - the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geochemical prospecting - a prospecting technique which measures the content of certain metals in soils and rocks used to define anomalies for further testing geophysics - the study of the mechanical, electrical and magnetic properties of the earth’s crust geophysical surveys — a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth’s surface geotechnical — the study of ground stability
grade — quantity of metal per unit weight of host rock
greenstone - a sequence of usually metamorphosed volcanic-sedimentary rock assemblages granodiorite – a group of coarse-grained plutonic rocks intermediate in composition between quartz diorite and quartz monzonite containing quartz, plagioclase, potassium feldspar with biotite and hornblende heap leach - a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold/copper etc.; the solutions containing the metals are then collected and treated to recover the metals host rock - the rock in which a mineral or an ore body may be contained hydrothermal - the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution in-situ - in its natural position
life-of-mine - a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tonnes of mineral reserve by the annual rate of mining and processing mapped or geological mapping - the recording of geologic information including rock units and the occurrence of structural features, and mineral deposits on maps metasediment - a sedimentary rock which shows evidence of having been subjected to metamorphism metavolcanic — a volcanic rock which shows evidence of having been subjected to metamorphism mineral - a naturally occurring inorganic crystalline material having a definite chemical composition mineralization - a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock
National Instrument 43-101 or NI 43-101 - Canadian standards of disclosure for mineral projects non-refractory — ore containing gold that can be satisfactorily recovered by basic gravity concentration or simple cyanidation outcrop - that part of a geologic formation or structure that appears at the surface of the earth open pit or open cut - surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore - mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body - a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade - the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore oxide - gold bearing ore which results from the oxidation of near surface sulfide ore
pH – a measure on a scale of 1 to 14 of the acidity or alkalinity of a solution where 7 is neutral, greater than 7 is basic and less than 7 is acidic plunge - the angle from the horizontal of a linear geological feature on a plane pre-strip – to remove overburden in order to expose ore during the mine’s pre-production phase
Proterozoic - the more recent time division of the Precambrian; rocks aged between 2,500 million and 550 million years old put - a financial instrument that provides the right, but not the obligation, to sell a specified number of ounces of gold at a specified price pyrite - common sulfide of iron
QA/QC – Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data quartz - a mineral composed of silicon dioxide, SiO2 (silica)
RAB (rotary air blast) drilling — relatively inexpensive and quick exploration drilling method returning rock chips from the drill hole using high pressure air
RC (reverse circulation) drilling — a drilling method using a tri-cone bit, during which rock cuttings are pushed from the bottom of the drill hole to the surface through an outer tube, by liquid and/or air pressure moving through an inner tube run-of-mine or ROM - usually refers to the average ore material being mined and processed, i.e. run-of-mine grade of ore delivered to the processing plant reef - general term that typically refers to a tabular ore body refractory — ore containing gold that cannot be satisfactorily recovered by basic gravity concentration or simple cyanidation rock - indurated naturally occurring mineral matter of various compositions
SAG - semi-autogeneous grinding
sampling and analytical variance/precision — an estimate of the total error induced by sampling, sample preparation and analysis sediment - particles transported by water, wind or ice
sedimentary rock - rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited sericitic – a rock with abundant amounts of sericite, a white fine grained potassium mica occurring as an alteration product of various aluminosilicate minerals shear - a form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact shield - a large area of exposed basement rocks often surrounded by younger rocks, e.g. Guiana Shield stratigraphic or stratigraphically — geology that deals with the origin and succession of strata strike - the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip - to remove overburden in order to expose ore

sulfide - a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization syncline - a concave downward fold, the core of which contains the stratigraphically younger rocks tailings - fine ground wet waste material produced from ore after economically recoverable metals or minerals have been extracted
Tarkwaian - a group of sedimentary rocks of Proterozoic age named after the town of Tarkwa in southern Ghana where they were found to be gold bearing tonne - metric tonne, equal to 1,000 kilograms or 2,204.6 pounds total cash cost per ounce - is equal to total production costs as found on our consolidated statement of operations less depreciation, depletion, amortization and asset retirement obligation accretion divided by the number of ounces of gold sold during the applicable period. (This definition is consistent with the Gold Institute’s definition)
total production cost per ounce - is equal to total production costs as found on our consolidated statement of operations divided by the ounces of gold sold in the period; total production costs include all mine-site operating costs, including the costs of mining, processing, maintenance, work in process inventory changes, mine-site overhead, production taxes and royalties, depreciation, depletion, amortization, asset retirement obligations and by-product credits, but does not include exploration costs, corporate, general and administrative expense, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, foreign currency gains and losses, gains and losses on investments and income tax transition ore - is an ore zone lying between the oxide ore and the sulfide ore; ore material that is partially weathered and oxidized vein - a thin, sheet-like crosscutting body of hydrothermal mineralization, principally quartz volcanics - those originally molten rocks, generally fine grained, that have reached or nearly reached the earth’s surface before solidifying volcano-sedimentary - rocks composed of materials of both volcanic and sedimentary origin wall rock - the rock adjacent to a vein
weathering - near surface alteration and oxidation of minerals and rocks by exposure to the atmosphere or ground water wire frame - a mesh of triangles used to define a volume in generating computerized geological models

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
Through our subsidiaries we own a controlling interest in four significant gold properties in southern Ghana in West Africa: the Bogoso/Prestea property (“Bogoso/Prestea”); the Wassa property (“Wassa”); the Hwini/Butre-Benso properties (“HBB Properties”, formerly referred to as the “St. Jude Properties”); and the Prestea Underground property (“Prestea Underground”).
The Bogoso/Prestea property encompasses the adjoining Bogoso and Prestea mining properties, which are operated as a single operation and referred to as “Bogoso/Prestea.” Bogoso/Prestea is owned by our 90% owned subsidiary Golden Star (Bogoso/Prestea) Limited (“GSBPL”, formerly known as Bogoso Gold Limited or BGL). In 2006, we produced and sold 103,793 ounces of gold from Bogoso/Prestea.
Wassa, which is located 35 kilometers east of Bogoso/Prestea, is owned by our 90% owned subsidiary Golden Star (Wassa) Limited (“GSWL”, formerly known as Wexford Goldfields Limited or WGL). Wassa produced and sold 97,614 ounces of gold during 2006.
The HBB Properties in Ghana were acquired in December 2005 as a result of our acquisition of St. Jude Resources Ltd. (“St. Jude”). The HBB Properties consist of the Hwini-Butre and Benso concessions covering an area of 201 square kilometers and located between 45 and 75 kilometers south of Wassa. We currently hold a 100% interest in these properties but the Government of Ghana is entitled to a 10% carried interest when mining permits are issued.
GSBPL owns a 90% operating interest in the Prestea Underground, an inactive underground mine. We continue to conduct exploration and engineering studies to determine if the Prestea Underground mine can be reactivated on a profitable basis.
We hold gold exploration properties in Sierra Leone, Ghana, Côte d’Ivoire, Niger, Burkina Faso, Suriname and French Guiana. We hold indirect interests in gold exploration properties in Peru and Chile through a 14% interest in the common shares of Minera IRL Limited, a privately held gold exploration company formerly known as “Goldmin Consolidated Holdings”. We have entered into a joint venture with a subsidiary of Newmont Mining Corporation pursuant to which Newmont may earn up to a 51% interest in the Saramacca property in Suriname.
All of our operations, with the exception of certain exploration projects, transact business in US dollars and keep financial records in US dollars. Our accounting records are kept in accordance with Canadian GAAP.
We are a reporting issuer or the equivalent in all provinces of Canada and in the United States and file disclosure documents with the Canadian securities regulatory authorities and the United States Securities and Exchange Commission.
GOLD SALES AND PRODUCTION
Ghana has been a significant gold producing country for over 100 years with AngloGold Ashanti’s Obuasi mine and our inactive underground mine at Prestea historically being the two major producers. Several other areas in Ghana have also produced significant amounts of gold. The gold industry in Ghana is currently experiencing growth in exploration and development and gold production. Annual gold production in Ghana has exceeded two million ounces in recent years and is expected to increase as planned developments and expansions now underway reach the production stage.
All of our gold production is sold to a South African gold refinery. Our gold is sold in the form of doré bars which average approximately 91% gold by weight with the remaining portion being primarily silver. Revenue is recognized when title is transferred at the refinery. The sales price is based on the London P.M. fix on the day of delivery to the refinery.

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
The following table presents the high, low and average afternoon fixed prices for gold per ounce on the London Bullion Market over the past ten years:

				Average Price Received
Year	High	Low	Average	by Golden Star
1996	415	367	388	N/A
1997	362	283	331	N/A
1998	313	273	294	N/A
1999	326	253	279	293
2000	313	264	279	280
2001	293	256	271	271
2002	349	278	310	311
2003	416	320	363	364
2004	454	375	410	410
2005	537	411	445	446
2006	725	525	603	607
To March 12, 2007	686	608	647	650

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
In line with our business strategy, we acquired Bogoso in 1999 and have operated a CIL processing plant at Bogoso since that time (the “Bogoso CIL processing plant”). In 2001, we acquired Prestea and have been mining surface deposits at Prestea since late 2001. In late 2002, we acquired Wassa, and following completion of a feasibility study, constructed a new CIL processing plant at Wassa which began commercial operation in April 2005 (the “Wassa CIL processing plant”).
We are in the process of completing and commissioning a nominal 3.5 million tonnes per year processing facility that uses a proprietary BIOX® bio-oxidation technology to treat refractory sulfide ore (the “Bogoso BIOX® processing plant”). We have stockpiled about one million tonnes of refractory ore, and the new processing facility is currently processing ore. We expect to complete commissioning of the Bogoso BIOX® processing plant in March 2007, with operations expected to commence in April 2007 and throughput and metallurgical recoveries increasing over the remainder of 2007. Based on currently known Proven and Probable Mineral Reserves and after the Bogoso BIOX® processing plant comes on line, we expect a mine life of approximately 10 years at Bogoso/Prestea. Achievement of this target is subject to numerous risks. See the discussion of Risk Factors in Item 1A of this Form 10–K.
In late 2005, we acquired the HBB Properties. During 2006 we carried out geological, environmental and engineering studies to determine the economic feasibility of these undeveloped gold properties. These studies will continue into 2007.
Our overall objective since 1999 has been to grow our business to become a mid–tier gold producer with an annualized production rate of approximately 500,000 ounces. We anticipate reaching this production rate in the fourth quarter of 2007 once the Bogoso sulfide expansion project has achieved full production. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However we presently have no agreement or understanding with respect to any specific potential transaction.
We also conduct gold exploration in West Africa and South America, investing approximately $15.3 million on such activities during 2006. The majority of our 2006 exploration spending was focused on our new HBB Properties south of Wassa, on the Prestea Underground and on expanding Mineral Reserves around our existing mines. We actively conducted regional reconnaissance projects in south Ghana, Cote d’Ivoire and Sierra Leone and have drilled more advanced targets in Ghana, Niger and Burkina Faso.
We employ a number of different strategies to achieve our exploration goals including the following:
•	we maintain a staff of geologists in Ghana responsible for exploring for new Mineral Resources in Ghana and for developing new Mineral Reserves in areas around the existing operations;
•	we contract with geologic consultants who advise us on existing holdings and who seek to identify new exploration opportunities;
•	we have purchased equity ownership in gold exploration companies that use the equity funds provided by us to explore in their areas of expertise;
•	we provide funding to joint venture partners that use our funding to conduct active exploration efforts; and
•	we maintain an international exploration group that carries out work on various properties in the Guiana Shield area of South America and in other areas of Africa outside of Ghana.
OUR ASSETS
Bogoso/Prestea Property- Our Bogoso/Prestea gold mine consists of two ore processing facilities and several open pit mines. Ore is hauled by truck from the pits to the processing plants. The nominal combined capacity of the Bogoso CIL processing plant and the Bogoso BIOX® processing plant is expected to be approximately 5.0 million tonnes of ore per year. In addition to the mine and processing plant facilities, Bogoso/Prestea’s assets include a fleet of mining equipment, numerous ancillary facilities including warehouses, maintenance shops, roadways, administrative offices and a residential complex. Historical gold output at the Bogoso processing plant has typically ranged between 100,000 and 175,000 ounces per year. See the “Gold Production and Unit Costs” table below for additional details on historical production and operating costs. The Bogoso/Prestea property also incorporates the following:
Prestea Underground – The Prestea Underground is located directly beneath the Prestea property. It consists of a large underground gold mine that operated for over 100 years under a number of former owners. We are continuing to conduct exploration and development drilling and carry out engineering, geological and economic analysis of the mine to determine if it can be reopened on a profitable basis. The mine includes three useable shafts which allow access to all levels and several kilometers of underground workings on numerous levels extending as deep as 1,400 meters below the surface.

Pampe – The Pampe deposit is located approximately 19 kilometers west of the Bogoso processing plants. We have identified an Probable Mineral Reserve of 2.1 million tonnes at an average gold grade of 3.31 g/t, which we believe is recoverable by open pit mining methods. Development of this deposit as a satellite to our Bogoso/Prestea property is substantially complete and ore production commenced in March 2007.

Mampon – The Mampon deposit is located approximately 35 kilometers north of the Bogoso processing plant. It was acquired in 2003 as part of the Dunkwa property acquisition. Mampon is an undeveloped gold deposit with 1.3 million tonnes of Probable Mineral Reserves at an average gold grade of 5.14 g/t which we believe is recoverable by open pit mining methods. Production from this deposit, as a satellite pit to our Bogoso/Prestea property, is scheduled to begin in late 2008.
Wassa Property – We own and operate the Wassa gold mine in southwest Ghana. The property includes four open-pits, a nominal 4.0 million tonne per annum CIL processing plant with its crushing and grinding circuits, a fleet of mining equipment, ancillary facilities including an administration building, a warehouse, a maintenance shop, a stand-by power generating facility and a residential complex. The new Wassa CIL processing plant was completed in early 2005 and placed in service on April 1, 2005. The plant’s nominal design processing capacity ranges from 3.5 to 4.0 million tonnes per year depending on hardness of the ore. Wassa’s 2006 gold production and operating costs are shown on the “Gold Production and Unit Costs” table below.
HBB Properties – The HBB Properties consist primarily of the Hwini-Butre and Benso concessions containing undeveloped zones of gold mineralization and which together cover an area of 201 square kilometers. These two properties are located between 45 and 75 kilometers south of our Wassa mine. Prior to our acquisition, the previous owner conducted extensive exploration work at Hwini-Butre and Benso and based on our review of this past work as well as our own exploration efforts, we estimated an Indicated Mineral Resource at December 31, 2006 of approximately 5.2 million tonnes at an average gold grade of 4.30 g/t.
Exploration Assets – We have interests in numerous gold exploration properties in Ghana, Cote d’Ivoire, Sierra Leone, Burkina Faso, Niger, French Guiana, Suriname and in other areas of South America.

GOLD PRODUCTION AND UNIT COSTS
The following table shows historical and projected gold production and cash operating costs.

						2007
Production and Cost Per Ounce(1)	2004	2005		2006		Projected
BOGOSO/PRESTEA
Production(2) (thousands of ounces)	147.9	131.9		103.8	(3)	280.0
Cash Operating Cost ($/oz)	250	338		412		380
Total Cash Cost ($/oz)	264	351		430		—
Total Operating Cost ($/oz)	350	423		530		—
WASSA(3)
Production(2) (thousands of ounces)	—	69.1	(4)	97.6		110.0
Cash Operating Cost ($/oz)	—	468	(4)	475		410
Total Cash Cost ($/oz)	—	482	(4)	493		—
Total Operating Cost ($/oz)	—	587	(4)	615		—
CONSOLIDATED
Consolidated Total Production(2) (thousands of ounces)	147.9	201.0		201.4		390.0
Consolidated Cash Operating Cost ($/oz)	250	383		442		389
Consolidated Total Cash Cost ($/oz)	264	396		460		—
Consolidated Total Operating Cost ($/oz)	350	479		560		—

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of the cost per ounce measures as used in this table.

(2)	Gold production is shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. The Government of Ghana, which has a 10% carried interest in Bogoso/Prestea and Wassa, would receive 10% of any dividends distributed from Bogoso/Prestea and Wassa once all capital costs have been repaid.

(3)	Amounts shown exclude fourth quarter sales of 2,169 ounces produced during commissioning activities at the Bogoso sulfide expansion project .

(4)	Represents Wassa production for the nine-month period following its April 1, 2005 in-service date.
MINERAL RESERVES
Our Proven and Probable Mineral Reserves are estimated in conformance with definitions set out in NI 43-101. Technical Reports on our Mineral Reserves for Bogoso/Prestea and Wassa have been filed as required by NI 43-101. The Proven and Probable Mineral Reserves are those ore tonnages contained within economically optimized pits, configured using current and predicted mining and processing methods and related operating costs and performance parameters. We believe that our Mineral Reserves are estimated on a basis consistent with the definition of proven and probable reserves prescribed for use in the US by the US Securities and Exchange Commission and set forth in SEC Industry Guide 7. See our “Glossary of Terms.”
In estimating Mineral Reserves, we first design an economically optimized pit based on all operating costs, including the costs to mine. Since all material lying within the optimized pit will be mined, the cut-off grade used in determining our Mineral Reserves is estimated on the basis of material that, having been mined, is economic to transport and process without regard to primary mining costs (i.e. mining costs that were appropriately applied at the economic optimization stage).
The QA/QC controls program used in connection with the estimation of our Mineral Reserves consists of regular insertion and analysis of blanks and standards to monitor laboratory performance. Blanks are used to check for contamination. Standards are used to check for grade-dependence biases. A total of eleven standards are used, five generated by Golden Star ranging from 0.24 to 4.55 g/t and six commercially available standards ranging from 0.22 to 3.42 g/t.

The following table summarizes our estimated Proven and Probable Mineral Reserves as of December 31, 2006 and December 31, 2005:
PROVEN AND PROBABLE MINERAL RESERVES

	As at December 31, 2006			As at December 31, 2005
Property	Tonnes	Gold Grade	Ounces	Tonnes	Gold Grade	Ounces
Mineral Reserve Category	(millions)	(g/t)	(millions)	(millions)	(g/t)	(millions)

Bogoso/Prestea(1)

Proven Mineral Reserves
Non-refractory	0.9	2.30	0.07	1.9	3.82	0.23
Refractory	14.5	2.95	1.38	13.0	3.00	1.25

Total Proven	15.5	2.91	1.45	14.9	3.11	1.48

Probable Mineral Reserves
Non-refractory	6.9	2.59	0.57	8.0	2.42	0.62
Refractory	19.3	2.65	1.64	11.9	2.60	1.00

Total Probable	26.2	2.64	2.22	20.0	2.53	1.62

Total Proven and Probable
Non-refractory	7.8	2.56	0.64	9.9	2.68	0.86
Refractory	33.8	2.78	3.02	24.9	2.81	2.25

Total Bogoso/Prestea Proven and Probable	41.6	2.74	3.67	34.8	2.78	3.11

Wassa

Proven Mineral Reserves Non-refractory	0.5	1.08	0.02	—	—	—
Probable Mineral Reserves Non-refractory	13.0	1.11	0.46	21.9	1.34	0.94

Total Wassa Proven & Probable	13.6	1.11	0.48	21.9	1.34	0.94

Totals

Proven Mineral Reserves
Non-refractory	1.5	1.85	0.09	1.9	3.82	0.23
Refractory	14.5	2.95	1.38	13.0	3.00	1.25

Total Proven	16.0	2.85	1.47	14.9	3.11	1.48

Probable Mineral Reserves
Non-refractory	19.9	1.62	1.04	30.0	1.63	1.57
Refractory	19.3	2.65	1.64	11.9	2.60	1.00

Total Probable	39.2	2.13	2.68	41.9	1.90	2.57

Total Proven and Probable
Non-refractory	21.4	1.64	1.13	31.9	1.76	1.80
Refractory	33.8	2.78	3.02	24.9	2.81	2.25

Total Proven and Probable	55.2	2.34	4.15	56.8	2.22	4.05

Notes to the Mineral Reserve Statement:

(1)	The stated Mineral Reserve for Bogoso/Prestea includes Pampe and Mampon.

(2)	The stated Mineral Reserves have been prepared in accordance with Canada’s National Instrument 43-101 Standards of Disclosure for Mineral Projects. Mineral Reserves are equivalent to Proven and Probable Reserves as defined by the United States Securities and Exchange Commission Industry Guide 7.

(3)	The 2006 Mineral Reserves have been prepared under the supervision of Mr. Peter Bourke, P.Eng., Vice President Technical Services for the Company. Our 2005 Mineral Reserves were prepared by Mr. William Tanaka, our Group Reserves Manager. Each of Mr. Bourke and Mr. Tanaka is a “Qualified Person” as defined by Canada’s National Instrument 43-101.

(4)	The Mineral Reserves at December 31, 2006 were estimated using a gold price of $480 per ounce, which is approximately equal to the three year average price. At December 31, 2005 Mineral Reserves were calculated using a gold price of $400 per ounce.

(5)	The terms “non-refractory” and “refractory” refer to the metallurgical characteristics of the ore and are defined in the Glossary of Terms. We plan to process the refractory ore in our BIOX® bio-oxidation plant that is currently being constructed at Bogoso and to process the non-refractory ore using our more traditional gravity, flotation and/or cyanidation techniques.

(6)	Optimized pit parameters are based on historical and projected operating costs at Bogoso/Prestea and Wassa and estimated costs for processing refractory ores in the BIOX® plant. Metallurgical recoveries are based on historical performance or estimated from test work and typically range between 80% to 92% for non-refractory ores and are estimated at 70% to 90% for refractory ores. Pit designs are based on geotechnical criteria established by external consultants. Mining dilution and mining recovery vary by deposit and have been applied in estimating the Mineral Reserves.

(7)	Mineral Reserves are expressed on a 100% basis. Our share of the Mineral Reserves is subject to the Government of Ghana’s 10% carried interest which entitles it to a 10% dividend once our capital costs have been recovered.

(8)	Numbers may not add due to rounding.
Stockpiled Ores
Stockpiled ores are included in the Mineral Reserves for both Bogoso/Prestea and Wassa. Details of the stockpiles included in the Mineral Reserves at year-end 2006 and 2005 are summarized in the table below.
STOCKPILES INCLUDED IN MINERAL RESERVES

	As at December 31, 2006			As at December 31, 2005
Property	Tonnes	Gold Grade	Ounces	Tonnes	Gold Grade	Ounces
Mineral Reserve Category	(millions)	(g/t)	(millions)	(millions)	(g/t)	(millions)

Bogoso/Prestea

Proven Stockpiles
Non-refractory	0.5	2.70	0.04	0.2	2.39	0.02
Refractory	1.1	3.09	0.10	0.2	2.44	0.01

Total Proven Stockpiles	1.6	2.96	0.15	0.4	2.42	0.03

Wassa

Proven Stockpiles
Non-refractory	0.3	0.79	0.01	—	—	—

Totals

Proven Stockpiles
Non-refractory	0.8	2.01	0.05	0.2	2.39	0.02
Refractory	1.1	3.09	0.10	0.2	2.44	0.01

Total Proven	1.9	2.62	0.16	0.4	2.42	0.03

Reconciliation of Mineral Reserves as shown under NI 43-101 and under SEC Industry Guide 7
Since we report our Mineral Reserves to both NI 43-101 and SEC Industry Guide 7 standards, it is possible for our reserve figures to vary between the two. Where such a variance occurs it will arise from the differing requirements for reporting Mineral Reserves. For example, NI 43-101 has a minimum requirement that Mineral Reserves be supported by a pre-feasibility study, whereas Industry Guide 7 requires support from a detailed feasibility study that demonstrates that economic extraction is justified.
For the Mineral Reserves at December 31, 2006 and 2005, there is no difference between the Mineral Reserves as disclosed under NI 43-101 and those disclosed under Industry Guide 7, and therefore we do not provide reconciliation.

Reconciliation of Proven and Probable Mineral Reserves — December 31, 2005 to December 31, 2006

	Tonnes	Contained Ounces	Tonnes	Ounces
Reconciliation	(millions)	(millions)	(% of Opening)	(% of Opening)

Opening Mineral Reserves at December 31, 2005	56.8	4.05	100	100
Gold Price Increase(1)	28.6	1.37	50	34
Exploration Changes(2)	(2.1)	(0.04)	(4)	(1)
Mining Depletion(3)	(4.9)	(0.28)	(9)	(7)
Engineering (4)	(23.2)	(0.95)	(41)	(23)

Closing Mineral Reserves at December 31, 2006	55.2	4.15	97	102

Notes to the reconciliation of Mineral Reserves:

(1)	Gold Price Increase represents changes resulting from an increase in gold price used in the Mineral Reserve estimates from $400 per ounce in 2005 to $480 per ounce in 2006.

(2)	Exploration Changes include changes due to geological modeling, data interpretation and resource block modeling methodology as well as due to exploration discovery of new mineralization.

(3)	Mining Depletion represents 2005 Mineral Reserve mined and processed in 2006 before considering recovery losses and therefore does not correspond with 2006 actual gold production.

(4)	Engineering includes changes as a result of engineering facts such as changes in operating costs, mining dilution and recovery assumptions, metallurgical recoveries, pit slope angles and other mine design considerations.
NON-RESERVES — MEASURED AND INDICATED MINERAL RESOURCES
Measured and Indicated Mineral Resources
Cautionary Note to US Investors concerning estimates of Measured and Indicated Mineral Resources
This section uses the terms “Measured Mineral Resources” and “Indicated Mineral Resources.” We advise US investors that while those terms are recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize them. US investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into Mineral Reserves.
Our Measured and Indicated Mineral Resources which are reported in this Form 10-K do not include that part of our Mineral Resources that have been converted to Proven and Probable Mineral Reserves as shown above, and have been estimated in conformance with definitions set out in NI 43-101. We have filed Technical Reports on our Mineral Reserves and Mineral Resources (Mineral Resources stated in the Technical Reports include Mineral Reserves) for Bogoso/Prestea and Wassa as required by NI 43-101. See our “Glossary of Terms.”
The total Measured and Indicated Mineral Resources for our properties have been estimated at an economic cut-off grade based on a gold price of $560 per ounce for December 31, 2006 and $480 per ounce for December 31, 2005 and on economic constraints that we consider are realistic. The economic cut-off grades for Mineral Resources are higher than those for Mineral Reserves and are indicative of the fact that the Mineral Resource estimates include material that may become economic under more favorable conditions including increases in gold price.

The following table summarizes our estimated non-reserves (Measured and Indicated Mineral Resources) as of December 31, 2006 as compared to the totals for December 31, 2005:

					Measured &
	Measured		Indicated		Indicated
		Gold		Gold		Gold
	Tonnes	Grade	Tonnes	Grade	Tonnes	Grade
Property	(millions)	(g/t)	(millions)	(g/t)	(millions)	(g/t)

Bogoso/Prestea(1)	6.1	2.05	14.0	2.32	20.2	2.23
Prestea Underground	—	—	1.1	16.30	1.1	16.30
Wassa	0.2	1.05	11.7	0.75	11.9	0.76
Hwini-Butre & Benso	—	—	5.2	4.30	5.2	4.30
Goulagou(8)	—	—	2.7	1.75	2.7	1.75
Total 2006	6.4	2.02	34.7	2.48	41.0	2.40

Total 2005	3.5	2.20	33.9	2.09	37.4	2.10

Notes to Non-Reserves — Measured and Indicated Mineral Resources Table:

(1)	The Mineral Resources for Bogoso/Prestea include Pampe and Mampon.

(2)	The Mineral Resources were estimated in accordance with the definitions and requirements of Canada’s National Instrument 43-101. The Mineral Resources are equivalent to Mineralized Material as defined by the United States Securities and Exchange Commission Industry Guide 7.

(3)	The Mineral Resources, other than for the Prestea Underground, were estimated using an optimized pit shell at a gold price of $560 per ounce from which the Mineral Reserves have been subtracted. Other than gold price, the same optimized pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. The Prestea Underground Mineral Resources were estimated using a cut off grade based on a $560 per ounce gold price and are commensurate with estimated underground mining costs. In 2005, we used a gold price of $480 per ounce for the optimized shell and the underground cutoff grade.

(4)	The Mineral Resources are in addition to the Mineral Reserves described above.

(5)	The Qualified Person for the estimation of the Mineral Resources is S. Mitchel Wasel, our Exploration Manager.

(6)	Tables may not add to the total due to rounding.

(7)	Mineral Resources are shown on a 100% basis. Golden Star’s share of the Mineral Resources is subject to the Government of Ghana’s 10% carried interest which entitles them to a 10% dividend once our capital costs have been recovered, in the case of Bogoso/Prestea and Wassa, and are subject to the Government of Ghana’s 19% minority interest in the Prestea Underground where Golden Star currently has an 81% beneficial interest.

(8)	Pit optimization parameters for the Goulagou Mineral Resources were estimated based on feasibility studies on other similar gold deposits in Burkina Faso, Golden Star’s experience in West Africa, and from limited metallurgical test work on the Goulagou ores. Heap leach processing was the assumed processing option for this deposit.
NON-RESERVES — INFERRED MINERAL RESOURCES
Inferred Mineral Resources
Cautionary Note to US Investors concerning estimates of Inferred Mineral Resources
This section uses the term “Inferred Mineral Resources.” We advise US investors that while this term is recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize it. “Inferred Mineral Resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of Inferred Mineral Resources will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of Inferred Mineral Resources cannot form the basis of feasibility or other economic studies. US investors are cautioned not to assume that part or all of the Inferred Mineral Resource exists, or is economically or legally mineable.
Our Inferred Mineral Resources have been estimated in conformance with definitions set out in NI 43-101. We have filed Technical Reports on our Mineral Reserves and Mineral Resources (Mineral Resources stated in the Technical Reports include Mineral Reserves) for Bogoso/Prestea and Wassa as required by NI 43-101. See our “Glossary of Terms.”

The Inferred Mineral Resources for our properties have been estimated at economic cut-off grades based on gold prices of $560 per ounce and $480 per ounce as of December 31, 2006 and December 31, 2005, respectively, and economic constraints that we consider are realistic.
The following table summarizes our estimated non-reserves – Inferred Mineral Resources as of December 31, 2006 as compared to the total for December 31, 2005:

	Inferred
		Gold
	Tonnes	Grade
Property	(millions)	(g/t)

Bogoso/Prestea(1)	4.2	2.70
Prestea Underground	5.0	8.68
Wassa	7.2	1.18
Hwini-Butre & Benso	1.6	4.02
Goulagou	0.5	1.02
Paul Isnard(9)	10.2	1.70

Total 2006	28.7	3.05

Total 2005	34.0	2.86

Notes to Non-Reserves – Inferred Mineral Resources Table

(1)	The Inferred Mineral Resources for Bogoso/Prestea incorporates Pampe and Mampon.

(2)	The Inferred Mineral Resources were estimated in accordance with the definitions and requirements of Canada’s National Instrument 43-101. Inferred Mineral Resources are not recognized by the United States Securities and Exchange Commission.

(3)	The Inferred Mineral Resources, other than for the Prestea Underground, were estimated using an optimized pit shell at a gold price of $560 per ounce from which the Mineral Reserves have been subtracted. Other than gold price, the same optimized pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. The Prestea Underground Inferred Mineral Resources were estimated using a cut off grade based on a $560 per ounce gold price and are commensurate with estimated underground mining costs. In 2005, we used a gold price of $480 per ounce for the optimized shell and the underground cutoff grade, as reported in our press release of February 1, 2006.

(4)	The Inferred Mineral Resources are in addition to the Mineral Reserves described above.

(5)	The Qualified Person for the estimation of the Inferred Mineral Resources is S. Mitchel Wasel, our Exploration Manager.

(6)	Tables may not add to the total due to rounding.

(7)	Inferred Mineral Resources are shown on a 100% basis. Golden Star’s share of the Inferred Mineral Resources is subject to the Government of Ghana’s 10% carried interest which entitles it to a 10% dividend once our capital costs have been recovered, in the case of Bogoso/Prestea and Wassa, and are subject to the Government of Ghana’s 19% minority interest in the Prestea Underground where Golden Star currently has an 81% beneficial interest.

(8)	Pit optimization parameters for the Goulagou Inferred Mineral Resources were estimated based on feasibility studies on other similar gold deposits in Burkina Faso, Golden Star’s experience in West Africa, and from limited metallurgical test work on the Goulagou ores. Heap leach processing was the assumed processing option for this deposit.

(9)	We have the right to acquire this property.
EMPLOYEES
As of December 31, 2006, Golden Star, including our majority-owned subsidiaries, had approximately 1,600 permanent employees and approximately 200 full time contract employees, a 20% increase from the approximately 1,500 people employed at the end of 2005. The 2006 total includes 14 employees at our principal office in Littleton, Colorado.
CUSTOMERS
Currently all our gold production is sold to a South African gold refinery in accordance with a long-term contract. We receive payment for gold sold approximately five working days after the gold leaves the mine site. We recognize revenue when title passes to the buyer which occurs upon delivery to the refinery, unless we decide to retain title and hold the gold as inventory. During 2006 we sold all of the gold shipped, retaining no inventory of saleable doré bars. The global gold market is competitive with numerous banks and refineries willing to buy gold on short notice. Therefore we believe that the loss of our current customer would not materially delay or disrupt revenues.
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
SEASONALITY
Most of our operations are in tropical climates which experience annual rainy seasons. Typically mining operations are not materially affected by the rainy seasons in Ghana but unusually high rainfall in some years have impeded mine production at Bogoso/Prestea and heavy rains have in the past on occasion interrupted underground drilling in the Prestea Underground. Exploration efforts in Ghana and in the Guiana Shield in South America are generally timed to avoid the rainy periods to ease transportation logistics associated with wet roads and swollen rivers. Recent decreases in rainfall in the Volta river catchment basin has resulted in reduced electric power availability from a hydroelectric power plant that produces a major portion of Ghana’s electric power.
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
•	cause suspension of our mining operations at Bogoso/Prestea and Wassa if the operations become uneconomic at the then-prevailing gold price, thus further reducing revenues;

•	cause us to be unable to fulfill our obligations under agreements with our partners or under our permits and licenses which could cause us to lose our interests in, or be forced to sell, some of our properties;

•	cause us to be unable to fulfill our debt payment obligations;

•	halt or delay the development of new projects; and

•	reduce funds available for exploration, with the result that depleted reserves are not replaced.
Furthermore, the need to reassess the feasibility of any of our projects because of declining gold prices could cause substantial delays or could interrupt operations until a reassessment could be completed. Mineral Reserve estimations and life-of-mine plans using significantly lower gold prices could result in reduced estimates of mineral reserves and non-reserve mineral resources and in material write-downs of our investment in mining properties and increased amortization, reclamation and closure charges.
We may incur substantial losses in the future that could make financing our operations and business strategy more difficult.
We experienced a net loss of $13.5 million in 2005 and have experienced net losses in other prior fiscal years. Numerous factors, including declining gold prices, lower than expected ore grades or higher than expected operating costs (including increased commodity prices), and impairment write-offs of mine property and/or exploration property costs, could cause us to be unprofitable in the future. Future operating losses could make financing our operations and our business strategy, including pursuit of the growth opportunities anticipated at the HBB Properties, or raising additional capital, difficult or impossible and could materially and adversely affect our operating results and financial condition.
Our obligations could strain our financial position and impede our business strategy.
We had total consolidated debt and liabilities as of December 31, 2006 of $194.3 million, including $15.0 million payable to banks, $22.9 million in equipment financing loans, $48.4 million in senior convertible notes maturing on April 15, 2009, $44.5 million of current trade payables, accrued current and other liabilities, $42.2 million of future taxes, a $19.1 million accrual for environmental rehabilitation liabilities and $2.2 million of derivative and other liabilities. We expect that our indebtedness and other liabilities will increase as a result of our corporate development activities. These liabilities could have important consequences, including the following:
•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, exploration costs and other general corporate requirements;

•	requiring us to dedicate a significant portion of our cash flow from operations to make debt service payments, which would reduce our ability to fund working capital, capital expenditures, exploration costs and other general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	placing us at a disadvantage when compared to our competitors that have less debt relative to their market capitalization.

Our estimates of Mineral Reserves and non-reserves could be inaccurate, which could cause production and costs to differ from estimates.
There are numerous uncertainties inherent in estimating Proven and Probable Mineral Reserves and non-reserves, Measured, Indicated and Inferred mineral resources, including many factors beyond our control. The accuracy of estimates of Mineral Reserves and non-reserves is a function of the quantity and quality of available data and of the assumptions made and judgments used in engineering and geological interpretation, which could prove to be unreliable. These estimates of Mineral Reserves and non-reserves may not be accurate, and Mineral Reserves and non-reserves may not be able to be mined or processed profitably.
Fluctuation in gold prices, results of drilling, metallurgical testing, production, and the evaluation of mine plans subsequent to the date of any estimate could require revision of the estimates. The volume and grade of Mineral Reserves mined and processed and recovery rates might not be the same as currently anticipated. For example, approximately 34% of the reduction in Wassa’s Mineral Reserves at year-end 2006 resulted from changes in the resource model at Wassa based on our mining experience. Any material reductions in estimates of our Mineral Reserves and non-reserves, or of our ability to extract these Mineral Reserves and non-reserves, could have a material adverse effect on our results of operations and financial condition.
We currently have only two sources of operational cash flows, which will likely be insufficient by themselves to fund our continuing exploration and development activities.
While we have received significant infusions of cash from sales of our equity and debt, and in 2006 from the sale of shares of EURO Ressources S.A. and Moto Goldmines Limited, our only current significant internal sources of funds are operational cash flows from Bogoso/Prestea and Wassa. The anticipated continuing exploration and development of our properties are expected to require significant expenditures over the next several years, which should increase as we focus on development of the HBB Properties. We expect that these expenditures will exceed free cash flows generated by Bogoso/Prestea and Wassa during 2007 and possibly in later years and therefore we expect to require additional external debt or equity financing in the future. In the future, we may not be able to obtain adequate financing on acceptable terms, which could cause us to delay or indefinitely postpone further exploration and development of our properties. As a result, we could lose our interest in, or could be forced to sell, some of our properties.
We are subject to fluctuations in currency exchange rates, which could materially adversely affect our financial position.
Our revenues are in United States dollars, and we maintain most of our working capital in United States dollars or United States dollar-denominated securities. We convert our United States funds to foreign currencies as certain payment obligations become due. Accordingly, we are subject to fluctuations in the rates of currency exchange between the United States dollar and these foreign currencies, and these fluctuations could materially affect our financial position and results of operations. A significant portion of the operating costs at Bogoso/Prestea and Wassa is based on the Ghanaian currency, the Cedi. We are required to convert into Cedis only 20% of the foreign exchange proceeds that we receive from selling gold, but the Government of Ghana could require us to convert a higher percentage of gold sales proceeds into Cedis in the future. In addition, we currently have future obligations that are payable in South African Rand and Euros, and receivables collectible in Euros. We obtain construction and other services and materials and supplies from providers in South Africa and other countries. The costs of goods and services could increase due to changes in the value of the United States dollar or the Cedi, Euros, the South African Rand or other currencies, such as the recent cost increase due to the decrease in the value of the United States dollar relative to other currencies. Consequently, operation and development of our properties might be more costly than we anticipate.
In the past, we have purchased South African Rand and Euro forward contracts to hedge the expected purchase of capital assets in South Africa and Europe in connection with the Bogoso sulfide expansion project. We may engage in additional currency hedges in the future in connection with other projects. Implementation of a currency hedging program may not adequately protect us from the effects of fluctuation in currency exchange rates.
Gold hedging could be unsuccessful and result in losses.
We purchased put options (“puts”) and sold call options (“calls”) from time to time during the construction phase of the new processing plant at Bogoso in Ghana. Puts give us the right but not the obligation to sell gold in the future at a fixed price. Calls are contractual commitments which require us to sell gold at a fixed price on specified future dates. If the spot market gold price exceeds the call option price on the specified sale date, we would receive the call price rather than the higher spot market price for the gold ounces covered by the call option. Of our expected 2007 production, approximately 1.5% is subject to calls at $525 per ounce, and approximately 10% is protected by puts at a floor price of $404 per ounce.

All of our hedges were closed or expired by March 31, 2007, and we have decided not to implement a more general hedging program on gold production from our own properties at this time. We continue to review whether or not, in light of the potential for gold prices to fall, it would be appropriate to establish a more general hedging program.
Risks inherent in acquisitions that we might undertake could adversely affect our current business and financial condition and our growth.
We plan to continue to pursue the acquisition of producing, development and advanced stage exploration properties and companies. The search for attractive acquisition opportunities and the completion of suitable transactions are time consuming and expensive, divert management attention from our existing business and may be unsuccessful. Success in our acquisition activities depends on our ability to complete acquisitions on acceptable terms and integrate the acquired operations successfully with our operations. Any acquisition would be accompanied by risks. For example, there may be a significant change in commodity prices after we have committed to complete a transaction and established the purchase price or exchange ratio, a material ore body may prove to be below expectations or the acquired business or assets may have unknown liabilities which may be significant. We may lose the services of our key employees or the key employees of any business we acquire or have difficulty integrating operations and personnel. The integration of an acquired business or assets may disrupt our ongoing business and our relationships with employees, suppliers and contractors. Any one or more of these factors or other risks could cause us not to realize the anticipated benefits of an acquisition of properties or companies, and could have a material adverse effect on our current business and financial condition and on our ability to grow.
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
Operational Risks
The technology and cost of production with respect to refractory materials at Bogoso/Prestea remain subject to a number of uncertainties.
We began processing refractory ore from Bogoso/Prestea at the Bogoso BIOX® processing plant in early 2007. Our projections for 2007 include assumptions that (i) the Bogoso BIOX® processing plant will be operational on April 1, 2007, (ii) the processing technology will achieve certain anticipated efficiencies and (iii) production will increase and cash operating costs will decrease at certain rates throughout 2007. We have experienced delays in the past in building and commissioning this plant for operations, and the plant utilizes a technology that has not been commercially utilized under our circumstances, including on the Bogoso/Prestea refractory sulfide ore. There can be no assurance that our assumptions regarding anticipated efficiencies and timing will be realized. If we experience delays in start-up or other problems with the technology, our production and cost estimates for 2007 and thereafter may not be achieved.
We are subject to a number of operational hazards that can delay production or result in liability to us.
Our activities are subject to a number of risks and hazards including:
•	difficulty in applying technology such as bio-oxidation processing;

•	power shortages;

•	environmental hazards;

•	discharge of pollutants or hazardous chemicals;

•	industrial accidents;

•	labor disputes and shortages;

•	supply and shipping problems and delays;

•	shortage of equipment and contractor availability;

•	unusual or unexpected geological or operating conditions;

•	cave-ins of underground workings;

•	slope failures and failure of pit walls or dams;

•	fire;

•	marine and transit damage and/or loss;

•	changes in the regulatory environment; and

•	natural phenomena such as inclement weather conditions, floods, droughts and earthquakes.
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
A significant portion of our Dunkwa property and portions of our Wassa property, as well as some of our exploration properties in Ghana, are located within forest reserve areas. Although Dunkwa and Wassa have been identified by the Government of Ghana as eligible for mining permits, subject to normal procedures and a site inspection, permits for projects in forest reserve areas may not be issued in a timely fashion, or at all, and such permits may contain special requirements with which it is burdensome or uneconomic to comply.
Mining and processing gold from the south end of the Prestea property and from the Pampe and Mampon properties and other activities will require mining and other permits from the Government of Ghana. These permits may not be issued on a timely basis or at all, and such permits, when issued, may be subject to requirements or conditions with which it is burdensome or uneconomic to comply. Such permitting issues could adversely affect our projected production commencement dates, production amounts and costs.
Due to an increased level of non-governmental organization activity targeting the mining industry in Ghana, the potential for the Government of Ghana to delay the issuance of permits or impose new requirements or conditions upon mining operations in Ghana may be increased. Any changes in the Government of Ghana’s policies may be costly to comply with and may delay mining operations. The exact nature of other environmental control problems, if any, which we may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within various jurisdictions. To the extent that we are subject to any such changes, they may have a material adverse effect on our operations.
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
Mine development projects, including our recent development at Wassa and expansion at Bogoso/Prestea, and the potential development of the HBB Properties, if Mineral Reserves are established, typically require a number of years and significant expenditures during the development phase before production is possible.

Development projects are subject to the completion of successful feasibility studies and environmental assessments, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:
•	estimation of Mineral Reserves and Mineral Resources;

•	mining rate, dilution and recovery

•	anticipated metallurgical and throughput recovery rates;

•	environmental considerations and permitting;

•	future gold prices; and

•	anticipated capital and operating costs.
Our mine development projects could have limited relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of Proven and Probable Mineral Reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses and might not prove to be accurate.
The management of mine development projects and start up of new operations are complex, and we do not have a history of simultaneously managing ongoing operations, the start-up of a new operation and a significant development project. Completion of development and the commencement of production may be subject to delays, as occurred at Wassa and in connection with the Bogoso sulfide expansion project. Any of the following events, among others, could affect the profitability or economic feasibility of a project:
•	unanticipated changes in grade and tonnage of ore to be mined and processed;

•	unanticipated adverse geotechnical conditions;

•	incorrect data on which engineering assumptions are made;

•	costs of constructing and operating a mine in a specific environment;

•	availability and cost of processing and refining facilities;

•	availability of economic sources of power;

•	adequacy of water supply;

•	adequate access to the site including competing land uses (such as agriculture and illegal mining);

•	unanticipated transportation costs and shipping incidents and losses;

•	significant increases in the cost of diesel fuel, cyanide or other major components of operating costs;

•	government regulations (including regulations relating to prices, royalties, duties, taxes, permitting, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

•	fluctuations in gold prices; and

•	accidents, labor actions and force majeure events.
Adverse effects on the operations or further development of a project could also adversely affect our business, financial condition, results of operations and cash flow. Because of these uncertainties, and others identified in these “Risk Factors,” our production estimates at Bogoso/Prestea and Wassa may not be achieved.

We need to continually discover, develop or acquire additional Mineral Reserves for gold production and a failure to do so would adversely affect our business and financial position in the future.
Because mines have limited lives based on Proven and Probable Mineral Reserves, we must continually replace and expand our Mineral Reserves as our mines produce gold. We estimate that once the Bogoso BIOX® processing plant comes on line, Bogoso/Prestea has about ten years of remaining mine life and Wassa has about three and one-half years of remaining mine life based on current Mineral Reserves, but our estimates may not be correct. In addition, mine life would be shortened if we expand production. Our ability to maintain or increase our annual production of gold will be dependent in significant part on our ability to bring new mines into production and to expand or extend the life of existing mines.
Gold exploration is highly speculative, involves substantial expenditures, and is frequently non-productive.
Gold exploration, including the exploration of the Prestea Underground, the HBB Properties and other projects, involves a high degree of risk. Exploration projects are frequently unsuccessful. Few prospects that are explored are ultimately developed into producing mines. We cannot assure you that our gold exploration efforts will be successful. The success of gold exploration is dependent in part on the following factors:
•	the identification of potential gold mineralization based on superficial analysis;

•	availability of prospective land;

•	availability of government-granted exploration and exploitation permits;

•	the quality of our management and our geological and technical expertise; and

•	the funding available for exploration and development.
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
We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, precious metals. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we might be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our future revenues, operations and financial condition could be materially adversely affected.
Title to our mineral properties could be challenged.
We seek to confirm the validity of our rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. We have mining leases with respect to our Bogoso/Prestea, Wassa, and Prestea Underground properties and own the exploration concessions that comprise the HBB Properties. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained a secure claim to individual mineral properties or mining concessions could be severely constrained. We generally do not conduct surveys of our properties until they have reached the development stage, and therefore, the precise area and location of such properties could be in doubt. Accordingly, our mineral properties could be subject to prior unregistered agreements, transfers or claims, and title could be affected by, among other things, undetected defects. In addition, we might be unable to operate our properties as permitted or to enforce our rights with respect to our properties.
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

Our insurance coverage could be insufficient.
Our business is subject to a number of risks and hazards generally, including:
•	adverse environmental conditions;

•	industrial accidents;

•	labor disputes;

•	unusual or unexpected geological conditions;

•	ground or slope failures;

•	cave-ins;

•	changes in the regulatory environment;

•	marine transit and shipping damage and/or losses;

•	natural phenomena such as inclement weather conditions, floods and earthquakes; and

•	political risks including expropriation and civil war.
Such occurrences could result in:
•	damage to mineral properties or production facilities;

•	personal injury or death;

•	loss of legitimate title to properties;

•	environmental damage to our properties or the properties of others;

•	delays in mining, processing and development;

•	monetary losses; and

•	possible legal liability.
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
We are a holding company that conducts operations through foreign (principally Ghanaian) subsidiaries and joint ventures, and substantially all of our assets consist of equity in these entities. Accordingly, any limitation on the transfer of cash or other assets between the parent corporation and these entities, or among these entities, could restrict our ability to fund our operations efficiently, or to repay our convertible notes or other debt. Any such limitations, or the perception that such limitations might exist now or in the future, could have an adverse impact on available credit and our valuation and stock price.
We are subject to changes in the regulatory environment where we operate which may increase our costs of compliance.

Our mining operations and exploration activities are subject to extensive regulation governing various matters, including:
•	licensing;

•	production;

•	taxes;

•	disposal of process water or waste rock;

•	toxic substances;

•	development and permitting;

•	exports and imports;

•	labor standards;

•	mine and occupational health and safety;

•	environmental protections; and

•	mine closure plans.
Compliance with these regulations increases the costs of the following:
•	planning;

•	designing;

•	drilling;

•	operating;

•	developing;

•	constructing; and

•	closure and reclamation.
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

The Government of Ghana has the right to increase its control of certain subsidiaries.
In accordance with the Minerals and Mining Act, 2006 (Act 703), the Government of Ghana has a 10% free carried interest in the mineral operations of mining companies. The carried interest comes into existence at the time the government issues a mining license. As such, the Government of Ghana currently has a 10% carried interest in our subsidiaries that own the Bogoso Prestea mine, the Wassa mine and a 19% carried interest in the Prestea Underground property in Ghana, and would have a 10% carried interest in the HBB Properties if mining permits were issued.
Under the new mining law, the Government has the right to acquire a special share or “golden share” in such subsidiaries at any time for no consideration or such consideration as the Government of Ghana and such subsidiaries might agree, and a pre-emptive right to purchase all gold and other minerals produced by such subsidiaries.
The Government of Ghana may seek to exercise this right and adversely affect our ability to take certain actions.
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
In addition, our assets and operations are affected by various political and economic uncertainties, including:
•	the risks of war, civil unrest, terrorism, coups or other violent or unexpected changes in government;

•	political instability and violence;

•	expropriation and nationalization;

•	renegotiation or nullification of existing concessions, licenses, permits, and contracts;

•	illegal mining;

•	changes in taxation policies;

•	restrictions on foreign exchange and repatriation; and

•	changing political conditions, currency controls, and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.
Illegal mining has occurred on our properties, is difficult to control, can disrupt our business and can expose us to liability.
From time to time we have experienced significant illegal mining activity on our mining and exploration properties. The Ghana Ministry of National Security initiated a country-wide operation in late 2006 to remove illegal miners from legal mineral concessions in Ghana, including those at our properties. While this action was successful in removing the illegal miners from our leases, there can be no assurance that illegal mining will not resume.
In addition to the impact on our Mineral Reserve and non-reserves, the presence of illegal miners can lead to project delays and disputes and delays regarding the development or operation of commercial gold deposits. The work performed by the illegal miners could cause environmental damage or other damage to our properties, or personal injury or death, for which we could potentially be held responsible. Illegal miners may work on other of our properties from time to time, and they may in the future increase their presence and have increased negative impacts such as those described above on such other properties.

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
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.
We are required to annually test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Failure to maintain effective internal controls could have a material adverse effect on our business and share price.
Market Risks
The market price of our common shares could experience volatility and could decline significantly.
Our common shares are listed on the American Stock Exchange and the Toronto Stock Exchange. Securities of small-capitalization companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in gold prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. Other factors unrelated to our performance that could have an effect on the price of our common shares include the following:
•	the extent of analytical coverage available to investors concerning our business could be limited if investment banks with research capabilities do not continue to follow our securities;

•	the trading volume and general market interest in our securities could affect an investor’s ability to trade significant numbers of common shares;

•	the size of the public float in our common shares may limit the ability of some institutions to invest in our securities; and

•	a substantial decline in our stock price that persists for a significant period of time could cause our securities to be delisted from the American Stock Exchange and the Toronto Stock Exchange, further reducing market liquidity.
As a result of any of these factors, the market price of our common shares at any given point in time might not accurately reflect our long-term value. The market has recently suffered major declines, occurring around the time of our public offering of common shares. Securities class action litigation often has been brought against companies following periods of market price volatility which affects the market price of particular securities without regard to the performance of the company whose stock price is affected. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.
Investors could have difficulty or be unable to enforce certain civil liabilities on us, certain of our directors and our experts.
Golden Star is a Canadian corporation. Substantially all of our assets are located outside of Canada and the United States, and our head office is located in the United States. It might not be possible for investors to collect judgments obtained in Canadian courts predicated on the civil liability provisions of Canadian or U.S. securities legislation. It could also be difficult for you to effect service of process in connection with any action brought in the United States upon our directors and officers. Execution by United States courts of any judgment obtained against us, or any of the directors or executive officers, in the United States courts would be limited to our assets or the assets of such persons in the United States. The enforceability in Canada of United States judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the United States is doubtful.

There are certain U.S. federal income tax risks associated with ownership of Golden Star common shares.
Holders of our common shares or warrants or options to purchase our common shares who are United States taxpayers should consider that we could be considered to be a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes. Although we believe that we were not a PFIC for 2006 and that we will not be a PFIC for 2007, and do not expect to become a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control, and we cannot assure you that we will not be a PFIC.
If we are a PFIC for any year, any holder of our common shares or warrants or options to purchase our common shares who is a U.S. person for U.S. income tax purposes (a “U.S. Holder”) and whose holding period for those shares, warrants or options includes any portion of a year in which we are a PFIC generally would be subject to a special adverse tax regime in respect of “excess distributions.” Excess distributions include certain distributions received on shares in a PFIC in a taxable year. Gain recognized by a U.S. Holder on a sale or other transfer of warrant or options to purchase our shares (including certain transfers that would otherwise be tax free) would also generally be taxed as an excess distribution. Excess distributions are generally taxed at ordinary income rates and are subject to a nondeductible interest charge and to other adverse rules. Certain elections may sometimes be used to mitigate the adverse tax rules that apply to PFICs (the so-called “QEF” and “mark to market”), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. The QEF and mark to market elections are not be available for U.S. Holders with respect to warrants or options to acquire our common shares. Additional adverse rules would apply to U.S. Holders of our common shares for any year in which we are a PFIC and own or dispose of shares in another corporation that is also a PFIC.
The existence of outstanding rights to purchase or acquire common shares could impair our ability to raise capital.
As of March 12, 2007, approximately 10.7 million common shares are issuable on exercise of warrants and options to purchase common shares at prices ranging from Cdn$1.02 to Cdn$9.07. In addition, 11.1 million common shares are currently issuable upon conversion of our senior convertible notes issued in April 2005. During the life of the warrants, options, notes and other rights, the holders are given an opportunity to profit from a rise in the market price of common shares, with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period such rights are outstanding could be adversely affected, and the existence of the rights could have an adverse effect on the price of our common shares. The holders of the warrants, options, notes and other rights can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. DESCRIPTION OF PROPERTIES
MAPS OF OPERATIONS AND PROPERTIES
The maps below show the locations of Bogoso, Prestea, Wassa, Pampe, the HBB Properties and Mampon in Ghana, and various exploration properties in other areas of West Africa. These properties are described in further detail below.

PROPERTY STATUS TABLE
The chart below summarizes information regarding our more significant properties, which are described in further detail below:

2006
Property	Type of Interest	Expiry Date	Property size	Status	Comments
Bogoso (Ghana)	Government granted mining leases held by a 90% owned subsidiary	8/21/2017 8/16/2018	95 km2	Active	Mining stage

Prestea (Ghana)	Government granted mining lease held by a 90% owned subsidiary	7/6/2031	129 km2	Active	Mining stage

Wassa (Ghana)	Government granted mining lease held by a 90% owned subsidiary	9/16/2022	102 km2, another 15 km2 applied for	Active	Mining stage

Prestea Underground (Ghana)	Government granted mining lease, 81% beneficial interest	7/6/2031	129 km2 lies directly below Prestea surface lease	Active	Exploration stage

Dunkwa-Mampon (Ghana)	Prospecting License	1/26/07, extension applied for	66 km2	Active	Development stage

Dunkwa-Mansiso (Ghana)	Prospecting License	1/9/08	56 km2	Active	Exploration stage

Pampe	Prospecting License	Conversion to mining lease underway	5.8 km2	Active	Development stage

Hwini-Butre (Ghana)	2 Prospecting Licenses	3/10/08; Conversion to mining lease underway	180 km2	Active	Advanced exploration stage

Benso (Ghana)	3 Prospecting Licenses	05/16/06; Conversion to mining lease underway	21 km2	Active	Advanced exploration stage

Côte d’Ivoire Regional	2 Permis de Recherche	Various	~2,000 km2	Active	Exploration stage

Mano JV (Sierra Leone)	5 Prospecting Permits	Various	550 km2	Active	Exploration stage

Goulagou, Rounga, Titao (Burkina Faso)	2 Permis de Recherche Agreements allow earning up to 90%.	6/1/09	487 km2	Active	Advanced exploration stage

Deba & Tialkam (Niger)	2 Permis de Recherche	11/24/07	1,842 km2	Active	Exploration stage

Saramacca (Suriname)	Various Government granted rights of exploration and option agreements	Renewals Pending	660 km2	Active	Exploration stage
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
Rights to explore and develop a mine are administered by the Minister of Lands, Forests and Mines through the Minerals Commission, a governmental organization designed to promote and control the development of Ghana’s mineral wealth in accordance with the current mining law. A company or individual can apply to the Minerals Commission for a renewable exploration license granting exclusive rights to explore for a particular mineral in a selected area for an initial period not exceeding three years. When exploration has successfully delineated a mineable Mineral Reserve, an application may be made to the Minerals Commission for conversion to a mining lease, granting a company the right to produce a specific product from the concession area, normally for a period of 20 to 30 years. Production must typically begin within two years of the date of grant of a mining lease.
The new Minerals and Mining Act, 2006 (Act 703), which came into effect in March 2006 requires that any person who intends to acquire a controlling share of the equity of any mining company that has been granted a mining lease by the Government of Ghana must first give notice of its intent to the Government and obtain its consent prior to acquiring a controlling share.
In accordance with the current mining law, the Government of Ghana is granted a 10% carried interest in all companies such as Golden Star (Bogoso/Prestea) Limited (“GSBPL”) and Golden Star (Wassa) Limited (“GSWL”) that hold mining leases. The 10% carried interest entitles the Government of Ghana to a pro-rata share of future dividends (none have been declared to date), if any, from GSBPL and GSWL once all capital is repaid. The Government of Ghana has no obligation to contribute development or operating expenses. GSBPL and GSWL owe $277.7 million and $135.2 million, respectively, to Golden Star or its subsidiaries as of December 31, 2006 for past advances, and these amounts would be repaid to us before payment of any dividends. Under the old mining law the Government of Ghana was entitled to acquire up to an additional 20% interest in our operating companies at a mutually agreed price. Under the current mining law the Government of Ghana no longer has the right to acquire this additional 20% interest.
The Government of Ghana is also entitled to acquire a special or golden share in GSBPL or GSWL or any mining company at any time for no consideration or such consideration as the Government of Ghana and GSBPL or GSWL might agree. The special share would constitute a separate class of shares with such rights as the Government of Ghana and GSBPL or GSWL might agree. In the absence of such agreement, the special share would have the following rights:
•	the special share would carry no voting rights, but the holder would be entitled to receive notice of and attend and speak at any general meeting of the members or any separate meeting of the holders of any class of shares;
•	the special share could only be issued to, held by, or transferred to the Government or a person acting on behalf of the Government;
•	the written consent of the holder of the special share would be required for all amendments to the organizational documents of the company, the voluntary winding-up or liquidation of the company or the disposal of any mining lease or the whole or any material part of the assets of the company;
•	the special share does not confer a right to participate in the dividends, profits or assets of the company or a return of assets in a winding up or liquidation of the company;
•	the holder of a special share may require the company to redeem the special share at any time for no consideration or for a consideration determined by the company.
GSBPL and GSWL have not issued nor to date been requested to issue a special share to the Government of Ghana.
The Government of Ghana has a pre-emptive right to purchase all gold and other minerals produced by GSBPL and GSWL. The purchase price would be agreed by the Government of Ghana and GSBPL and GSWL, or the price established by any gold hedging arrangement between GSBPL or GSWL and any third party approved by the Government, or the publicly quoted market price prevailing for the minerals or products as delivered at the mine or plant where the right of preemption was exercised. The Government of Ghana has agreed to take no preemptive action pursuant to its right to purchase gold or other minerals so long as GSWBL and GSWL sell gold in accordance with certain procedures approved by the Bank of Ghana.
Ghanaian Royalty Requirements
Under the mining law a holder of a mining lease is required to pay quarterly a royalty of not less than 3% and not more than 6% of gold revenues. The Government of Ghana determines the royalty percentage each year based on the ratio that the operating margin bears to the value of gold produced from a mining lease in that year. Based on the Mineral Royalty Regulation of 1987, the royalty is 3% when the operating ratio is 30% or less, the royalty increases 0.225% for each 1% increase in operating ratio until the royalty reaches a maximum of 6% at an operating ratio of 70%. In 2006, 2005 and 2004 the royalty rate for GSBPL was 3% of revenues and GSBPL paid $1.9 million, $1.8 million and $1.9 million, respectively. The royalty payments from GSBPL have not exceeded 3% per annum in any year. GSWL paid a 3% royalty of $1.5 million and $0.9 million in 2006 and 2005, respectively.
Ghanaian Environmental Regulations
All environmental matters in Ghana, including those related to mining, fall under the oversight of the Ghana Environmental Protection Agency (“EPA”). The EPA has formulated rules and guidelines which govern environmental impact statements, mine operations, and mine closure and reclamation, to which our operations are subject. Additional provisions governing surface uses by our stakeholders are provided in the Minerals and Mining Act (Act 703, 2006).
In 2005, pursuant to a reclamation bonding agreement between the EPA and GSWL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. In addition, pursuant to a bonding agreement between the EPA and GSBPL, we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements, we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit.
We completed a review of the asset retirement obligations for Bogoso/Prestea and Wassa in 2006. Additional work has been completed at Bogoso/Prestea to rehabilitate disturbed lands and reduce long-term corporate liabilities including re-profiling waste dumps, capping hard rock with oxide materials, topsoil spreading and planting for both slope stabilization and long-term rehabilitation. Rehabilitation expenditures totaled $1.1 million, $0.8 million and $0.7 million in 2006, 2005, and 2004, respectively
To our knowledge, all our operations in Ghana are currently in substantial compliance with all environmental requirements.
COMMUNITY DEVELOPMENT PROGRAMS AND SUSTAINABILITY
We conduct our business as a responsible corporate citizen in keeping with our environmental, social and health and safety policies. We believe our ongoing success in Ghana can only be achieved by continuing to build good relations with our local stakeholder communities and by incorporating stakeholder comments and addressing their concerns in our developing projects. We believe our success as an employer, as a neighbor and as an important part of the local economy is dependent on achieving and maintaining good community relationships while helping to develop a more sustainable economy that is not solely dependent on our activities. As such, we are committed to sharing our success with our neighbors through our development foundation and our oil palm project.
Our work in 2006 focused on furthering the alternative livelihood projects that were providing the most benefit to the communities, and developing and implementing a strategy to provide our neighbors with more control over the infrastructure and development projects that we fund. On reviewing the alternative livelihood program, we found that poultry farming and small business development were successfully providing sustainable livelihoods to a large number of stakeholders. Of the 47 people that were trained to develop their own small businesses, 37 are still deriving their income from these businesses. This is a success rate of almost 80%. Key among the successes are a number of single mothers who are now able to support their families as a result of their commitment and our trainings and investment in their future. The aim of the economic development activities in 2007 will be to make the various participants independent and self-supporting. A measure of success in the poultry project was achieved when the cooperative was able to assist with program funding for new members from funds repaid to the cooperative by its members.
Although we invested in local infrastructure during the past several years, our efforts were driven by our own people with some input from the local communities. This resulted in projects that, although worthwhile, were not focused on key community needs. To address this, during 2006 we established the Golden Star Development Foundation to fund all future community projects. The Foundation is funded by us by contributions equal to $1 per ounce of gold produced plus 0.5% of pretax profit. Projects are selected by a community consultation committee. The first project approved for funding was the electrification of a village.
Community support of another kind came from the Golden Star head office in the form of a book drive. Initiated in 2005, our staff in Denver have worked with local high school student volunteers to collect, sort and pack books with the first shipment arriving in Ghana in 2006. By year end, our project had collected over 170,000 books that will be placed in libraries in our stakeholder communities. Librarians have been selected for some of these libraries and the process of getting the books onto the shelves has begun.
Another of our major economic diversity efforts is our Golden Star Oil Palm Project. This project builds on the existing abilities within the local community to diversify economic opportunities for individuals who would be unable to establish a palm oil plantation due to either limitations on land or funding. We established links with the local traditional authorities who then provided us with access to land. Using local labor, the land was prepared for planting and then oil palms planted. For the first three to four years, we will fund the development of the Project and pay the people preparing the land and caring for the seedlings. After this, the more mature palms begin to produce fruit and hence income. At this point, blocks of about four hectares will be assigned to individuals or family groups who then care for the trees while receiving technical assistance and inputs from the project. When the fruit is harvested, the individual growers sell the fruit to the project and receive their money minus the input costs.
We first promoted the use of oil palms as a way to diversify the local economy as part of our alternative livelihood program. Funding was subsequently channeled into the Golden Star Oil Palm Project with the specific goal of managing the oil palm plantations as a sustainable business. To date, the areas planted with oil palms total 605 hectares and 275 hectares for the alternative livelihood program and Golden Star Oil Palm Project, respectively.
OPERATING PROPERTIES
The Bogoso/Prestea Gold Mine
Overview of the Bogoso/Prestea Operation
Bogoso/Prestea consists of a gold mining and processing operation located along the Ashanti Trend in western Ghana, approximately 35 kilometers northwest of the town of Tarkwa. It can be reached by paved roads from Tarkwa, a local commercial center, and from Accra, the capital of Ghana. Bogoso and Prestea are adjoining mining concessions that together cover approximately 40 kilometers of strike of the southwest trending Ashanti gold district. Our mining areas at Bogoso and Prestea are linked to the Bogoso processing plants by paved and gravel haul-roads located on our properties. Equipment and facilities at Bogoso/Prestea include open pit mines, a nominal 1.5 million tonne per annum Bogoso CIL processing plant, a nominal 3.5 million tonne per annum Bogoso BIOX® processing plant, and a fleet of haul trucks, loaders and mining support equipment. In addition, there are numerous ancillary support facilities including power and water supply equipment, haul roads, housing for management and technical staff, a medical clinic, a tailings storage facility, waste dumps, a warehouse, maintenance shops, offices and administrative facilities. There is also a large inactive underground mine at Prestea. The Bogoso/Prestea properties and mining rights are granted under four mining leases, which expire on or after August 2017.
We acquired Bogoso in late 1999 and all of our production came from reserves located on the Bogoso property until October 2001 when we commenced surface mining on the adjoining Prestea property. The Prestea property was acquired in mid-2001.
Operating Results for Bogoso/Prestea
The following table displays historical operating results at Bogoso/Prestea.

Bogoso/Prestea Operating Results	2006	2005	2004
Ore milled (t)	1,493,948	1,557,881	1,650,412
Rate (t/day)	4,093	4,268	4,526
Grade milled (g/t)	3.56	4.14	4.09
Recovery %	60.4	60.7	67.3
Total gold sales (oz) (1)	103,792	131,898	147,875
Cash operating cost ($/oz)	412	338	250
Total cash cost ($/oz)	430	351	264

(1)	Gold sale is shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital has been repaid, the Government of Ghana would receive 10% of the dividends from the subsidiaries owning the Bogoso/Prestea and Wassa mines.
In addition to the 2006 gold production shown above, 2,169 ounces of gold were recovered during testing and commissioning of the new Bogoso BIOX® plant crushing, grinding and CIL circuits.
Bogoso/Prestea Expansion Project
Gold ore reserves in general and specifically at Bogoso/Prestea can be segregated into two general ore types referred to as “refractory” and “non-refractory.” Refractory ores typically contain un-oxidized sulfide minerals with the gold trapped within the sulfide minerals. Such ores are also commonly referred to as “sulfide” ores and they cannot be economically processed in conventional CIL circuits such as our existing Bogoso CIL processing plant which we have operated since 1999.
Non-refractory ores typically do not contain sulfide minerals, or the sulfide minerals have been oxidized in situ by natural geologic processes. There are also certain sulfide ores that are considered non-refractory if the gold exists on the surface of the sulfide minerals rather than being embedded within the sulfide minerals. Ores that have been naturally oxidized are referred to as “oxide” ores. Non-refractory ores, including oxide ores, can be efficiently processed through the existing Bogoso CIL processing plant.
About 80% of the remaining ore reserves at Bogoso/Prestea are refractory and cannot be processed by the Bogoso CIL processing plant. Therefore in June 2005, a decision was made to construct the 3.5 million tonne per annum Bogoso BIOX® processing plant adjacent to the existing CIL processing plant. The new plant uses a proprietary BIOX® bio-oxidation technology to treat the refractory sulfide ore. We expect to complete construction and commissioning of the Bogoso BIOX® processing plant in March 2007 with operations expected to commence in April 2007 and throughput and metallurgical recoveries increasing over the remainder of 2007. The new Bogoso BIOX® processing plant, together with the existing Bogoso CIL processing plant, are expected to be capable of processing a combined 5.0 million tonnes of gold ore per year.
The existing Bogoso CIL processing plant will retain its current configuration and will continue to process non-refractory ores while the new Bogoso BIOX® processing plant will process mostly refractory sulfide ores and mixed oxide-refractory ores. The two plants sitting side-by-side are expected to provide operational efficiencies since they will share management, labor, reagents, a warehouse and maintenance efforts. With the two plants and their differing technologies, we should be able to effectively process all of the ore types known to exist in the Bogoso/Prestea area.
Pre-stripping of two sulfide pits in readiness for the commissioning of the Bogoso BIOX® processing plant has stockpiled or exposed in the pits approximately 1.6 million tonnes of refractory ore as of December 31, 2006.
The Bogoso CIL processing plant has processed oxide and non-refractory ores from the Plant-North pit at Prestea since 2002, but mining of this deposit was completed in December 2006. The Bogoso CIL processing plant is now temporarily processing stockpiled ores and limited amounts of non-refractory ores encountered in the new sulfide pits until March 2007 when we plan to begin feeding the Bogoso CIL processing plant with oxide ores from the Pampe deposit. Later in 2007, we expect to initiate non-refractory ore mining on the south end of the Prestea property and this ore will be trucked to the Bogoso CIL processing plant. There are additional non-refractory deposits at various locations in the Bogoso area, including at the south end of the Prestea property and at Mampon. The known non-refractory ore deposits should be adequate to provide ore feed to the Bogoso CIL processing plant for the next 4 years.
Project costs to December 31, 2006 are as follows:

As of December 31,
2006
Plant construction cost	$118,826
Mining equipment cost	10,505
Pre-production stripping cost	22,397
Sub-total	151,728
Costs prior to project commencement	7,216
Capitalized interest	6,211

Total	$165,155
In 2007, we expect combined gold production from the two Bogoso plants to total approximately 280,000 ounces at an average cash operating cost of $380 per ounce. Based on test work, we expect gold recoveries from the Bogoso BIOX® processing plant to average 86% and vary between 78% and 88%. In the early stage of the project, when processing ore mined from close to the surface, recoveries will be at the lower end of the expected range.
Since August 2006, the Government of Ghana has rationed power to large industrial users, including Bogoso/Prestea and Wassa, due in part to the effects of low rainfall on hydroelectric power generation. Under the current rationing program, we expect to receive 90% of our power requirements, including requirements for the full operation of the Bogoso BIOX® processing plant. As a result of the power rationing, we together with three other mining companies, have agreed to acquire a nominal 100 megawatt power station, which is expected to be operational by mid 2007. Our 25% share of the power station, at an estimated cost to us of $10 million, should be sufficient to provide up to 50% of our total power requirements and, combined with our diesel generators and power available from the national grid, should provide power in excess of our requirements. If there is inadequate rainfall in 2007, we may be adversely affected by further rationing, which could increase our anticipated cash operating costs.
Geology at Bogoso/Prestea
The Bogoso/Prestea property lies within the Eburnean Tectonic Province in the West African Precambrian Shield along a 40 kilometer stretch of the Ashanti Trend located immediately south of the town of Bogoso. The area is dominated by a major northeast-southwest trending structural fault zone referred to as the Ashanti Trend, which hosts the Prestea, Bogoso, Obuasi and Konongo gold deposits, among others. Parallel to the Ashanti Trend is the Akropong Trend, which hosts the Ayanfuri deposit. The Akropong Trend is about 15 kilometers west of the Ashanti Trend in the Bogoso region, and gradually converges with it at Obuasi forming the basis for the Obuasi mine, which is owned and operated by AngloGold Ashanti Limited.
Mineral Reserves and Non-Reserve Mineral Resources at Bogoso/Prestea
At December 31, 2006, Bogoso/Prestea had Proven and Probable Mineral Reserves, including the Probable Mineral Reserves at Mampon and at Pampe discussed below, of 41.6 million tonnes at a grade of 2.74 g/t containing approximately 3.67 million ounces of gold (before any reduction for the Government of Ghana’s 10% minority interest). Total Measured and Indicated Mineral Resources, including Measured and Indicated Mineral Resources at Mampon and Pampe discussed below, total 20.2 million tonnes with a grade of 2.23 g/t before a reduction for the 10% minority interest. Assuming no new reserves are discovered, the current Proven and Probable Mineral Reserves should support mining operations for approximately ten years, although we expect the mine life to be extended as we continue to evaluate mineral resources through ongoing exploration efforts. See the Proven and Probable Mineral Reserves table and the Non-Reserves – Measured and Indicated Mineral Resource table in Item 1 of this Form 10-K.
Exploration at Bogoso/Prestea
Surface exploration was limited at Bogoso during 2006, following a major drilling program in 2005 undertaken to facilitate efficient mine planning for the sulfide deposits which will feed the Bogoso BIOX® processing plant for the next several years. We plan additional drilling in 2007 for design of final pit models for the Chujah-Dumasi and Buesichem deposits near Bogoso and to commence evaluation of possible longer term underground mining potential.
Surface exploration drilling on the Prestea property during 2006 was focused on expanding known near-surface potential on the south end of the Prestea property. We also evaluated shallow underground targets in the Plant-North pit vicinity where encouraging results were obtained from the Main Reef Footwall structure, a laminated quartz reef which lies 10 to 15 meters into the footwall of the Prestea Main Reef. Historical exploration of the Footwall Reef was limited and we believe this constitutes an opportunity for shallow, decline accessible underground mining. We plan further drilling of this target in 2007 to help determine if the deposit can be accessed from a decline driven from the bottom of the Plant-North pit.
To better define the geometry of deeper parts of the Ashanti Trend on our Bogoso/Prestea properties we plan to complete a deep penetration VTEM airborne geophysical survey during 2007. This survey is expected to help map flexures and dislocations in the Ashanti Trend structure that could provide a host for deeper, non-outcropping gold deposits similar to those exposed at the surface.
The Pampe Project
The Pampe deposit is located approximately 19 kilometers west of the Bogoso processing plant on the Akropong trend. Drilling during 2006 identified a Probable Mineral Reserve at December 31, 2006 of 2.1 million tonnes at an average gold grade of 3.31 g/t which is either oxide ore or non-refractory sulfide ore and which we believe is recoverable by open pit mining methods. Environmental permits were finalized in November 2006 and haul road construction is substantially complete. Ore mining and delivery of ore to the Bogoso CIL processing plant commenced in March 2007.
The Mampon Project
The Mampon deposit lies along the Ashanti Trend approximately 35 kilometers north of the Bogoso processing plants. It was acquired in 2003, as part of the Dunkwa property acquisition. An analysis of the drilling and other geologic data provided by the former owner as well as our own drilling since the acquisition date has established a Probable Mineral Reserve at December 31, 2006 of approximately 1.3 million tonnes grading 5.14 grams per tonne or approximately 215,000 ounces of gold which is accessible by open pit mining methods. The geology of the Mampon deposit is similar to the geology at Bogoso/Prestea. Our current plan is to haul the Mampon ore by truck to the Bogoso processing plant to supplement ores from the Bogoso/Prestea deposits. Based on our current long-term mining plan we expect to initiate mining at Mampon in 2008. Mampon ore is approximately 75% refractory and 25% non-refractory. Exploration during 2007 will target the deeper, potentially underground exploitable extensions of the Mampon deposit and drilling to convert resources at the nearby Aboronye deposit to indicated status.
Prestea South (formerly referred to as Bondaye/Tuapim Area)
Due to the presence of illegal miners during much of 2006 only limited drilling was carried out on the south end of the Prestea property. However, in November 2006, the Ghanaian authorities were able to halt illegal mining on our properties and we have since completed a drilling campaign in these areas. This work confirmed the previously defined inferred resources. This oxide material, if proven economic, would be trucked to the Bogoso CIL plant beginning in late 2007. We also expect to commence initial investigation of the shallow and ultimately the deeper underground potential of this area which is outside of the immediate Tuampim and Bondaye shaft areas.
The Wassa Gold Mine
Overview of the Wassa Gold Mine
The Wassa gold mine, located approximately 35 kilometers east of Bogoso/Prestea, was initially developed in the late 1990s by a consortium of European mining companies and consisted of an open pit mine, a crusher and a conventional heap leach operation. While operating as a heap leach property, Wassa produced approximately 90,000 ounces of gold per year from 1999 until mid-2001 when mining operations were suspended.
In September 2002, GSWL, our 90% owned subsidiary, acquired the inactive Wassa gold property. As with GSBPL, the Government of Ghana holds a 10% carried interest which entitles it to 10% of any future dividends (none have been declared to date). Dividend payments will not be made until GSWL has repaid all contributed capital and shareholder advances to Golden Star.
In late 2003, following completion of a feasibility study, we initiated construction of a nominal 4.0 million tonnes per year Wassa CIL processing plant. The construction phase ended in early 2005, and the Wassa open-pit mine and plant was placed in service on April 1, 2005. In the nine months ended December 31, 2005, Wassa processed 2.7 million tonnes of ore at an average grade of 0.91 grams per tonne and sold 69,070 ounces of gold at an average total cash cost per ounce of $482. Plant feed was a mixture of newly mined ore from the Wassa pit blended with material from the heap leach pads left by the prior owners.
During 2006, a total of 97,614 ounces of gold was sold at Wassa at an average cash operating cost of approximately $474 per ounce. In 2007, we expect gold sales of approximately 110,000 ounces at an average cash operating cost of approximately $410 per ounce. The Proven and Probable Mineral Reserves at Wassa at the end of 2006 should be sufficient to support operations to mid-2010. If the feasibility study for the HBB Properties indicates it is economical to haul ore from these properties to the Wassa CIL processing plant, the project life of the combined operation could be extended.
Geology at Wassa
Wassa lies within the Eburnean Tectonic Province in the West African Precambrian Shield. The Proterozoic rocks that comprise most of the West African craton and host the major gold mineralization in Ghana are subdivided into metasedimentary and volcanic rocks of the Birimian and Tarkwaian sequences.
Wassa is hosted within the same Birimian volcano-sedimentary greenstone package as Bogoso/Prestea. However, Wassa is situated on the southeastern flank of the Ashanti Belt while Bogoso and Prestea occur along the northwestern flank. The northwestern flank of the belt hosts the Obuasi, Prestea, and Bogoso gold mines, but the southeastern flank also is characterized by gold mines and mineral occurrences. Tarkwaian-hosted deposits along the southeastern limb include Goldfield’s Tarkwa and Abosso mines, while Birimian-hosted gold occurrences include the 7.6 million ounce Akyem deposit owned by Newmont Mining, the deposits on our HBB Properties and Wassa.
Operating Results for Wassa
The following table displays historical operating results at Wassa.

Wassa Operating Results	2006	2005	2004
Ore milled (t)	3,690,672	2,691,923	—
Rate (t/day)	10,111	9,789	—
Grade milled (g/t)	0.90	0.91	—
Recovery %	88.80	88.7	—
Total gold production (oz)(1)	97,614	69,070	—
Cash operating cost ($/oz)	474	468	—
Total cash cost ($/oz)	493	482	—
Mineral Reserves and Mineral Resources at Wassa
As at December 31, 2006, Wassa has Proven and Probable Mineral Reserve of 13.6 million tonnes with an average grade of 1.11 g/t containing approximately 0.48 million ounces of gold before any reduction for the Government of Ghana’s 10% minority interest. The total Measured and Indicated Mineral Resources consist of 11.9 million tonnes with a grade of approximately 0.76 g/t before any reduction for the 10% minority interest. See the Proven and Probable Mineral Reserves table and the Non-Reserves – Measured and Indicated Mineral Resource table in Item 1 of this 10-K.
Exploration at Wassa
Exploration activities at Wassa during 2006 focused on target generation activities, particularly at the Bawdia Boso, Area Two and along the Tarkwaian – Birimian contact on our Accra Newtown concession. Soil and auger sampling at these locations has generated numerous high quality targets that we plan to drill test during 2007, with the ultimate aim of providing additional mill feed for Wassa and thereby extending the mine life. Wassa-based exploration also covers the Chichiwelli property acquired as part of the Benso property package where work during 2006 has generated extensive soil gold anomalies associated with old galamsey (artisanal) workings. We expect that this area will also be drilled in 2007.

EXPLORATION STAGE PROPERTIES IN GHANA
Prestea Underground
Overview
The Prestea Underground is an inactive underground gold mine located to the south of Bogoso/Prestea and adjacent to the town of Prestea. The property consists of two access shafts and extensive underground workings and support facilities. Support facilities include an administrative office, maintenance shops, a warehouse and electrical substations. Access to the mine site is via a paved road from Tarkwa and Accra maintained by the Government of Ghana. Any potential future production from the Prestea Underground would be trucked to the Bogoso plants for processing.
From the 1870s to 2002 when mining ceased following an extended period of low gold prices, the Prestea Underground operations produced approximately nine million ounces of gold, the second highest production of any mine in Ghana. The underground workings are extensive, reaching depths of approximately 1,400 meters and extending along a strike length of approximately nine kilometers. Underground workings can currently be accessed via two surface shafts, one near the town of Prestea and a second approximately four kilometers to the southwest at Bondaye.
GSBPL now holds a 90% ownership in the Prestea Underground with the Government of Ghana holding a 10% ownership in Prestea Underground as well as its 10% holding in GSBPL, resulting in an 81% beneficial ownership by Golden Star. Underground drilling continued until late in 2006 when illegal mining in the vicinity of the Bondaye shaft caused damage to the shaft resulting in its closure. This in turn resulted in the suspension of all underground activities at Prestea as Bondaye was the alternate egress for all of the underground workings. We expect that the suspension will remain in place until major refurbishment work is completed on both Bondaye and Central Shafts.
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
Mineral Resources at Prestea Underground
As of December 31, 2006 we have identified total Indicated Mineral Resources at the Prestea Underground of 1.1 million tonnes at an average grade of 16.3 g/t before any reduction for the 19% minority interest.
Exploration Activities at Prestea Underground
A total of 18,483 meters of underground exploration drilling was completed at the Prestea Underground during 2006. The drilling focused on testing extensions of the high grade West Reef shoot between levels 17 and 24 (a depth of between 700 and 900 meters) and the commencement of drilling of unmined down-plunge extensions of the Main Reef below 30 Level.
Drilling on the West Reef between 17 and 24 Levels resulted in an Indicated Resource of 0.86 million tonnes at an average grade of 18.3 grams per tonne in a roughly 300 by 300 meter block. Although this deposit appears to be narrowing at depth, further drilling is required to test down-plunge repetitions within the West Reef structure.
Initial drilling below 30 Level returned encouraging results from the Main Reef structure, confirming its down-plunge continuity. Once shaft repairs allow renewed access to the underground workings, this area will constitute one of our major exploration targets. Total exploration costs at the Prestea Underground were $2.3 million during 2006. We expect to complete a feasibility study for the development and mining of the Prestea Underground in late 2007.
We continue to believe these deeper levels provide the best opportunities for significant new discoveries at Prestea Underground. However, the major refurbishment work required for both the Bondaye and Central Shafts is unlikely to be completed before the end of 2007 and consequently we expect exploration during 2007 to focus on shallower sections of the reefs that can be drilled from the surface.
HBB Properties
The Hwini-Butre and Benso prospecting licenses were acquired in late December 2005. These lie at the southeastern end of the Ashanti trend in Ghana. While we currently hold a 100% interest in these properties (through our subsidiaries), the Government of Ghana would become entitled to a 10% carried interest at the time mining permits are granted.

The Hwini-Butre property is located approximately 75 kilometers south of Wassa and occupies an area of approximately 180 square kilometers. The prior owner and its predecessors previously carried out numerous exploration programs on the property and identified two significant zones of gold mineralization.
The Benso property is located directly north of the Hwini-Butre property and about 45 kilometers south of Wassa. The property covers an area of approximately 21 square kilometers, and consists of three properties: the Amantin, Subriso, and Chichiwelli. The prior owner and its predecessors previously conducted a geochemical soil sampling survey over the entire Benso property and drill programs on the three blocks.
We commenced our own exploration activities on the HBB Properties in early 2006, and have spent approximately $4.5 million for the program to year end.
The HBB Properties lie along the southeastern flank of the Birimian-aged (lower Proterozoic) Ashanti Belt, along the same structural trend as Wassa. The southwestern part of the Hwini-Butre property covers the Mpohor Complex, a syn-volcanic mafic intrusive that is bound to the east and north by the Butre volcanic sequence. The Mpohor Complex is a polyphase intrusion with compositions ranging from gabbroic to granophyric, with intermediate phases such as diorite and granodiorite. The Butre volcanic sequence, which also underlies the Benso property further north, mostly comprises volcanic flows with minor metasediment horizons. The main regional structural orientation trends northeasterly but extensive north to northwest trending cross-cutting fracture systems are also well developed. The latter host much of the mineralization in the district, with vein systems at Dabokrom, Father Brown, Adoikrom, the Subriso zones and Amantin located within or marginal to the Mpohor Complex. Mineralization on the Hwini-Butre property is typically associated with shallowly east-dipping narrow quartz veins and their associated sericitic alteration halos, with coarse free gold associated with sulfides and as specks within the quartz veins and altered host rocks. In contrast, mineralization at Subriso West and Central Subriso forms a series of relatively steep dipping, north-trending zones characterized by strong shearing and pervasive silica replacement with local silica flooding and only minor thin quartz veining.
Exploration activities on the Hwini-Butre property during 2006 concentrated on the Father Brown, Adoikrom and Dabokrom prospects in the southern portion of the property. The objectives of these programs were to test the strike extensions of the known zones of mineralization and to test the higher grade Father Brown zone down-dip to determine whether it has potential for underground exploitation. The programs were successful in delineating an extension of the Adiokrom zone to the south and the down-dip extension of the Father Brown zone.
In 2007, we plan to continue drilling to investigate additional targets at Father Brown, Adiokrom and Dabokrom. However, the main focus of future programs will be to test the northern portion of the concession where several colonial gold occurrences (Breminsu, Apotunso, Abada, Whinnie and Guadium) are located. Previous soil sampling in these areas has identified several anomalies which require deep auger followed by RAB drilling if justified.
Exploration on the Benso property during 2006 focused on testing the full potential of the property with extensive soil and deep auger surveys covering the entire property on a 200 by 50 meter spacing. Anomalies generated by the soil sampling campaigns were tested with RAB drilling which identified several new zones of mineralization which we plan to follow up with RC and diamond core drilling in 2007.
At Amantin soil augering late in 2006 delineated several anomalies which we plan to follow-up in 2007 including deep auger sampling on a 200 by 50 meter grid followed by RAB, RC and diamond drilling if warranted.
We expect to spend about $1.5 million on exploration activities as the Benso property in 2007, with a further $2.4 million at the Hwini-Butre property. We expect to complete and publish a feasibility study in the second quarter of 2007 for the development and mining of the HBB Properties. As of December 31, 2006 we have identified Indicated Mineral Resources of 5.2 million tonnes at an average gold grade of 4.30 g/t at the HBB Properties.
Akropong Trend Properties
Work continued on a reduced scale during 2006 on the Akropong Trend properties located approximately 10 to 20 kilometers to the west of Bogoso/Prestea. The objective of our efforts in this area is to identify additional Mineral Reserve opportunities in the immediate vicinity of Bogoso/Prestea that could, in the future, provide additional sources of ore for the Bogoso processing plants. Apart from the Pampe deposit, where ore mining commenced in March 2007, the other Akropong Trend projects are at an early stage of exploration. To date they do not have, and ultimately might not have, Proven and Probable Mineral Reserves.
Dunkwa Properties
In 2003, we purchased two prospecting licenses, Asikuma and Mansiso, along the Ashanti Trend which we refer to as the Dunkwa properties. These properties cover 45 kilometers of strike along the Ashanti Trend directly north of and contiguous with the current Bogoso property. They are accessible by Ghanaian public roads. The addition of the Asikuma and Mansiso prospecting licenses, which cover 56 and 69 square kilometers, respectively, increases our property holdings along the trend to over 100 kilometers in length.
There are five known gold prospects on the Dunkwa concession including Mampon. All of these occur in the same approximate stratigraphic position within lower Birimian sediments from 1 to 1.5 kilometers west of the contact with the Birimian metavolcanics. These prospects are also associated with shearing and/or graphitic faults, similar to those seen at Bogoso and consist of narrow quartz veins with strong pyrite and arsenopyrite mineralization in the wall rocks ranging up to 15% total sulfides.
One of the main targets along this trend is an unexplored nine kilometer section of the Ashanti trend covered by Opon river valley sediments which coincides with a conductivity anomaly. Attempts to drill this target commencing in early 2006 met with unexpected delays due to farmer’s objections; however these problems now appear to have been resolved and drilling is expected to continue in 2007. Spending in the Dunkwa area totaled $0.2 million in 2006.
Regional Activities in Ghana
In 2005, we commenced exploration on several early stage regional projects in southern Ghana covering extensive areas to the east and south of the Bogoso/Prestea and Wassa areas (see map at the beginning of Item 2 Description of Properties.) The initial wide-spaced geochemical surveys identified promising gold and multi-element anomalies which were followed up and further refined by additional sampling in 2006. Work in 2007 is expected to involve initial auger and shallow drilling of the better anomalies leading to deeper drilling if warranted.
We are exploring several other early stage properties in Ghana with 2007 programs planned to involve broad-spaced reconnaissance sampling.
OTHER EXPLORATION STAGE PROPERTIES IN AFRICA
Mano River Joint Venture, Sierra Leone
In late 2003 we entered into a joint venture agreement with Mano River Resources Inc., which holds seven gold properties in Sierra Leone totaling approximately 550 square kilometers. A diamond core drilling program commenced in mid-March 2004 at the Yirisen prospect on the North Pampana license, and 26 holes were completed. Grades and gold mineralization proved to be variable and discontinuous. However, due to the prospective nature of the local area, as evidenced by numerous artisanal workings and favorable geology, a reconnaissance soil sampling program was initiated over all the joint venture properties in late 2004 which continued into 2005.
Exploration during 2006 involved extensive programs of prospecting and in-fill soil sampling to confirm and refine the initial anomalies. This work has both confirmed the original anomalies and identified several new areas of anomalism associated with artisanal workings. In late 2006 diamond drilling had recommenced on the Yirisen trend at Pampana and a RAB drill has been mobilized from Ghana to commence exploration beneath the thick laterite cover on the Sonfon trend.
Expenditures on the Mano River joint venture in 2006 totaled $0.9 with expenditures of $1.6 million planned for 2007.
Afema, Cote d’Ivoire
In March 2005, we entered into an option to purchase the Afema project in Côte d’Ivoire from the Ivorian parastatal company Société d’Etat pour le Développement Minier de la Côte d’Ivoire (‘SO.DE.MI.”). The Afema property covers an area of 2,012 square kilometers of prospective Birimian rocks in south east Côte d’Ivoire which represent the southeastern extension of the Sefwi Belt meta-volcanics and the Kumasi Basin meta-sedimentary rocks. Under the terms of the acquisition agreement, we were entitled to carry out a six month detailed technical due diligence, after which we had the right to acquire 100% of the property.
We undertook an intensive exploration program at Afema during the six months following signing of the option, including the collection and analysis of over 12,000 soil samples and compilation and assessment of previous exploration data. Despite this work, we were unable to come to a definitive decision on the merits of the project and hence a six month extension to the option period was requested, which SO.DE.MI. granted. The extension was used to continue the assessment of previous data and to complete infill sampling and trenching of some of the better anomalies defined by the initial program, as well as a base-line environmental study.
Goulagou, Burkina Faso
We hold an 80% beneficial interest in the Goulagou and adjoining Rounga gold properties, which were acquired along with the HBB Properties in late 2005. Together the two contiguous properties cover approximately 487 square kilometers and are located approximately 100 kilometers west of Ouagadougou, the capital city of Burkina Faso, and 20 kilometers north of the city of Ouahigouya. Drilling programs carried out by the prior owner and their predecessors identified several areas of gold enrichment including two parallel gold mineralized zones on the Goulagou property – the Goulagou I and II deposits.
Work during 2006 has involved the collation and auditing of exploration data from all previous operators and its compilation into a coherent digital data base which is being used to review the effectiveness of past exploration and identify targets for ongoing work in 2007.
Deba and Tialkam Projects, Niger
The Deba and Tialkam properties are gold exploration properties in Niger which were acquired along with the HBB Properties in late 2005. We hold a 100% interest in the two exploration permits, subject to the 10% interest of the Government of Niger. Based on data obtained from exploration carried out by previous owners and the presence of artisanal workings, the prior owner initiated an RC drilling program in late 2005, which we continued in early 2006. The results of this drilling were largely inconclusive.
Our work during 2006 has involved the collation and auditing of exploration data from all previous operators and its compilation into a coherent digital database. This is being used to review the effectiveness of past exploration and identify targets for ongoing work in 2007.
EXPLORATION STAGE PROPERTIES IN SOUTH AMERICA
Saramacca Property
The Saramacca project is located in Suriname and is owned 100% by Golden Star. Two successive soil auger sampling programs completed in 2003 and 2004 evaluated a series of stream sediment gold anomalies and defined a five kilometer long soil anomaly forming a series of en-echelon zones. Deep augering in 2004 further confirmed the anomaly now termed ‘Anomaly M’.
Shallow diamond core drilling comprising 24 holes for a total of 1,315 meters commenced at Anomaly M in March 2005. This work was undertaken with a lightweight man-portable drill rig due to the rugged terrain, limiting hole depths to less than 100 meters. Mineralization intersected within drill cores consisted of variably sheared silicified pyritic metasediments of tuffaceous origin and volcanic conglomerates, often with little or no quartz veining. Significant gold assays were also intersected within the upper five to ten meters of enriched lateritic duricrust and mottled saprolite.
Based on the encouraging results from the 2005 work, we planned to follow up with a second phase of deeper core drilling and a program of mechanized trenching in an attempt to elucidate the structure of the host rocks beneath the duricrust capping. Since exploration in this logistically difficult and high-cost environment is likely to require a major commitment of funds, in August 2006 we entered into a joint venture agreement with a subsidiary of Newmont Mining Corporation (“Newmont”) to jointly explore this 1,546 square kilometer property.
Under the terms of the agreement, Newmont can earn a 51% participating interest in the Saramacca project by spending $6 million over the first five years of the joint venture. Thereafter, Newmont may elect to earn a further 19% interest by completing a feasibility study, provided that:
i)	It does so within two years of earning 51%, and

ii)	Golden Star does not exercise its one-time option to elect to contribute to maintain its 49% equity interest.
Standard dilution clauses apply if one or the other party does not contribute subsequent to Newmont acquiring a 51% interest. Further, if either party’s interest is reduced to below 20% by dilution, that party will be automatically assigned a 1.25% Net Smelter Royalty interest in the venture.
Upon Newmont completing a feasibility study, Golden Star may i.) elect to participate relative to its joint venture interest at that time; ii.) dilute its interest; or iii.) be assigned an automatic 1.25% Net Smelter Royalty interest in the venture. Additionally, if Golden Star elects to maintain its interest, it may elect to have Newmont carry all Golden Star’s share of mine development costs. If this option is selected, Golden Star would repay Newmont from 80% of its share of eventual mine earnings plus interest at LIBOR plus 2.75%. In addition, Golden Star will receive an advance royalty of $5.00 per ounce of gold reported on the date that Newmont approves development of a mine.
We retain management of the project for the initial two years or expenditure of $2 million funded by Newmont, whichever comes first. Joint operation began in late 2006 with an initial budget of $1.1 million for the first twelve month period through to August 2007. The primary goal is to extend and infill Anomaly M along strike to the southwest where it remains open-ended and approximately 2,000 meters of diamond core drilling is planned for this. The secondary goal of the program is to do regional reconnaissance to identify and sample artisanal mining sites in the area and to compile and reprocess existing data from previously flown regional aeromagnetics to provide a more refined picture of the geology and structure of the Saramacca district.

Bon Espoir Property
The Bon Espoir property is located in French Guiana and is owned 100% by Golden Star. It covers a sheared “belt-basin” volcanic-sediment contact zone analogous to those we are exploring in similar aged (lower Proterozoic) terrains in Ghana. During 2005, we conducted a regional soil sampling along much of the 40 kilometer long sediment-volcanic contact shear zone that hosts the Wayamaga prospect drilled by previous owners of the Bon Espoir permit. Assay results identified coherent zones of anomalous low grade zones of gold and arsenic along the main Wayamaga structural break; however the tenor of the anomalism was not strong enough to warrant immediate follow-up. We have filed an application to renew the permit with a reduced area covering the best of these anomalies.
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
In early 2004, we retained independent consultants RSG Global to provide a NI43-101 compliant resource estimate for the Montagne d’Or deposit on the southern boundary of the Paul Isnard concession, and to run pit optimization studies using a range of gold prices and mining costs prevailing at that time.
In late 2006 RSG Global (now Coffey International) re-ran the pit optimizations using revised 2006 mining costs and gold prices. Using a gold price of $560 per ounce, the Montagne d’Or deposit was estimated to contain a NI43-101 compliant Inferred in-pit mineral resource of 10.2 million tonnes grading 1.7 g/t. Further work may be warranted to identify additional sources of hard rock mineralization, which together with the mineral resource at Montagne d’Or, could support a future mining operation.
Exploration rights to Guyanor’s Paul Isnard property are optioned to Golden Star in an earn-in agreement that provides Golden Star the right to acquire up to 100% of the 433 square kilometer property via a series of option payments and exploration spending.
Benzdorp
The four properties comprising the 72 km 2 Benzdorp South gold project are located along the eastern border of Suriname, approximately 220 km southeast of Paramaribo. The Benzdorp mining district is underlain by greenstones of the Lower Proterozoic Paramacca Formation and a felsic intrusive assemblage. Recorded and estimated alluvial gold production from historical dredging and present-day small-scale alluvial mining is in excess of 600,000 ounces. Our work during the mid 1990’s failed to identify economically viable mineralization. Consequently, in early 2006 our underlying option rights over the Antino 1 property were farmed out to Reunion Gold Corporation in return for a minimum $5 million expenditure plus periodic property payments over five years and a 0.75% net smelter return to Golden Star.
Minera IRL
Minera IRL is a private, junior exploration company active in Peru, Argentina and Chile. We currently hold approximately 14% of their common shares. Minera IRL has informed us that it intends to developed a portfolio of exploration projects, the most advanced of which, Corihuarmi, located approximately 160km south east of Lima near Huancayo, is the most advanced. Corihuarmi, a high sulfidation vuggy-silica style epithermal deposit, was drilled over the period 2003 to 2005 with encouraging results leading to completion of a feasibility study in 2006
Development of the Corihuarmi Gold Mine as a low cost open-pit, heap leach operation based on NI43-101 compliant reserves at 3.4 million tonnes grading 1.1 grams of gold per tonne is expected to commence in 2007.
Other projects controlled by Minera IRL include the Jagüelito silver-gold project in Argentina which is in its pre-feasibility study stage and the Ollachea gold project in Peru. Jagüelito has over 100 holes (23,954m) of drilling already completed by previous owners and offers the potential for fast-tracking to production. Ollachea, which is being acquired from Rio Tinto represents an advanced gold project in what appears to be an emerging slate belt district.
Other earlier-stage projects being investigated by Minera IRL include Frontera (in joint venture with Teck Cominco), located in northern Chile, 90 km northeast from the seaport of Arica, and just across the Peruvian border from Minsur’s Checocollo project; Cushuro in the La Libertad district of northern Peru; and the Chama prospect near Abancay in central Peru.
Minera IRL intends to list on the London AIM exchange in 2007.

Other Areas
In addition to the project work discussed above we have undertaken several regional reconnaissance initiatives using both our own staff and contract geologists in various West African and South American countries, spending approximately $0.9 million in 2006 for such activities.
ITEM 3. LEGAL PROCEEDINGS
We are engaged in routine litigation incidental to our business none of which is deemed to be material. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of noncompliance with environmental laws and regulations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2006.
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common shares trade on the Toronto Stock Exchange (“TSX”) under the trading symbol “GSC” and on the American Stock Exchange under the symbol “GSS.” As of March 12, 2007, 232,104,141 common shares were outstanding and we had 918 shareholders of record. On March 12, 2007, the closing price per share for our common shares as reported by the TSX was Cdn$4.95 and as reported by the American Stock Exchange was $4.23.
The following table sets forth, for the periods indicated, the high and low market closing prices per share of our common shares as reported by the TSX and the American Stock Exchange:

	Toronto Stock Exchange		American Stock Exchange
	Cdn$	Cdn$	$	$
2006	High	Low	High	Low
First Quarter	4.39	3.09	3.84	2.64
Second Quarter	4.05	2.78	3.75	2.53
Third Quarter	3.84	2.84	3.52	2.54
Fourth Quarter	3.76	2.77	3.30	2.48

	Toronto Stock Exchange		American Stock Exchange
	Cdn$	Cdn$	$	$
2005	High	Low	High	Low
First Quarter	4.94	3.15	4.04	2.58
Second Quarter	4.02	3.01	3.23	2.35
Third Quarter	4.33	3.40	3.73	2.84
Fourth Quarter	3.78	2.54	3.32	2.12
We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Future dividend decisions will consider then current business results, cash requirements and our financial condition.
Performance Graph and Table
The following graph and table illustrates the cumulative total shareholder return on the common shares for the fiscal years ended December 31, 2001 through 2006, together with the total shareholder return of the S&P/TSX Composite Index and the Canadian Gold Index for the same period. The graph and table assumes an initial investment of Cdn$100 at December 31,

2001 and is based on the trading prices of the common shares on the TSX during the periods indicated. Because we did not pay dividends on our common shares during the measurement period, the calculation of the cumulative total shareholder return on the common shares does not include dividends.

	2001	2002	2003	2004	2005	2006
Golden Star Resources Ltd.
Dollar Value	100.00	322.22	1,006.67	535.56	343.33	378.89
Annualized Return since base Year		222.2%	17.3%	75.0%	36.1%	30.5%
Return over previous year		222.2%	212.4%	(46.8)%	(35.9)%	10.4%
S&P/TSX Composite Index
Dollar Value	100.00	86.03	106.93	120.27	146.61	167.89
Annualized Return since base Year		(14.0)%	3.4%	6.3%	10.0%	10.9%
Return over previous year		(14.0)%	24.3%	12.5%	21.9%	14.5%
Canadian Gold Index
Dollar Value	100.00	145.87	166.06	150.67	182.84	235.98
Annualized Return since base Year		45.9%	28.9%	14.6%	16.3%	18.7%
Return over previous year		45.9%	13.8%	(9.3)%	21.4%	29.1%

RECENT SALE OF UNREGISTERED SECURITIES
There were no sales of unregistered securities during 2006.
CERTAIN CANADIAN FEDERAL INCOME TAX CONSIDERATIONS
The following summarizes the principal Canadian federal income tax considerations applicable to the holding and disposition of our common shares by a holder of one or more common shares, who for Canadian income tax purposes is resident in the United States of America and holds the common shares as capital property. This summary is based on the current provisions of the Canada-United States Income Tax Convention (1980) (the “Treaty”), Income Tax Act (Canada) (the “Tax Act”), the regulations there under and all amendments to the Tax Act publicly proposed by the Government of Canada to the date hereof. It is assumed that each such amendment will be enacted as proposed and there is no other relevant change in any governing law, although no assurance can be given in these respects. Limited liability corporations created under the limited liability company legislation of certain U.S. states and treated as a partnership or disregarded entity under US tax law cannot access any of the benefits of the Treaty as described in the paragraphs below.
Dividends paid or credited by us to a holder of one or more common shares will be subject to Canadian non-resident withholding tax at the rate of 25%. Under the Treaty, the rate of withholding tax is reduced to 5% of the gross amount of the dividend where the holder is a company that owns at least 10% of the company’s voting stock and beneficially owns the dividend, and 15% in any other case.

Under the Tax Act, a holder will not be subject to Canadian tax on any capital gain realized on an actual or deemed disposition of a common share, including a deemed disposition at death, provided that he did not hold the common share as capital property used in carrying on a business in Canada, and that neither he nor persons with whom he did not deal at arm’s length, alone or together, owned (or have an option or interest in) 25% or more of the issued shares of any class of stock at any time in the 60 month period immediately preceding the disposition.
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

(b)	the holder was an individual and
(i)	was resident in Canada for 120 months during any period of 20 consecutive years preceding the disposition; and

(ii)	was resident in Canada at any time during the ten years immediately preceding the disposition; and

(iii)	owned the common share when he ceased to be a resident of Canada.
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
CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
There are certain U.S. federal income tax risks associated with investments in Golden Star.
Holders of our common shares or warrants or options to purchase our common shares who are United States taxpayers should consider that we could be considered to be a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes. Although we believe that we were not a PFIC for 2006 and that we will not be a PFIC for 2007, and do not expect to become a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control, and we cannot assure you that we will not be a PFIC.
If we are a PFIC for any year, any holder of our common shares or warrants or options to purchase our common shares who is a U.S. person for U.S. income tax purposes (a “U.S. Holder”) and whose holding period for those shares, warrants or options includes any portion of a year in which we are a PFIC generally would be subject to a special adverse tax regime in respect of “excess distributions.” Excess distributions include certain distributions received on shares in a PFIC in a taxable year. Gain recognized by a U.S. Holder on a sale or other transfer of warrant or options to purchase our shares (including certain transfers that would otherwise be tax free) would also generally be taxed as an excess distribution. Excess distributions are generally taxed at ordinary income rates and are subject to a nondeductible interest charge and to other adverse rules. Certain elections may sometimes be used to mitigate the adverse tax rules that apply to PFICs (the so-called “QEF” and “mark to market”), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income.
The QEF and mark to market elections are not be available for U.S. Holders with respect to warrants or options to acquire our common shares. Additional adverse rules would apply to U.S. Holders of our common shares for any year in which we are a PFIC and own or dispose of shares in another corporation that is also a PFIC.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with Canadian GAAP. Selected financial data derived in accordance with US GAAP has also been provided and should be read in conjunction with Note 24 to the financial statements. Reference should also be made to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Summary of Financial Condition
(Amounts in thousands except per share data)

	As of Dec.	As of Dec.	As of Dec.	As of Dec.	As of Dec.
Canadian GAAP	31, 2006	31, 2005	31, 2004	31, 2003	31, 2002
Working capital	$21,383	$91,974	$61,366	$96,784	$21,963
Current assets	90,534	132,789	78,846	104,935	32,843
Total assets	663,774	564,603	252,160	222,391	74,135
Current liabilities	69,151	40,815	17,480	8,151	10,880
Long-term liabilities	125,099	124,919	10,367	8,402	8,973
Shareholder’s equity	462,100	392,240	217,960	198,362	49,384

	For the	For the	For the	For the	For the
	Year	Year	Year	Year	Year
	Ended Dec.	Ended Dec.	Ended Dec.	Ended Dec.	Ended Dec.
Canadian GAAP	31, 2006	31, 2005	31, 2004	31, 2003	31, 2002
Revenues	$128,690	$95,465	$65,029	$64,370	$38,802
Net income/(loss)	64,689	(13,351)	2,642	21,956	4,856
Net income/(loss) per share – basic	0.312	(0.094)	0.019	0.198	0.067

	As of Dec.	As of Dec.	As of Dec.	As of Dec.	As of Dec.
US GAAP[1]	31, 2006	31, 2005	31, 2004	31, 2003	31, 2002
Working capital	$21,383	$91,794	$61,366	$96,784	$22,262
Current assets	90,534	132,789	78,846	104,935	33,391
Total assets	606,095	522,443	219,972	200,337	62,644
Current liabilities	69,151	40,815	17,480	8,151	10,880
Long-term liabilities	129,624	135,832	22,432	87,126	14,445
Shareholder’s equity	404,418	343,832	176,161	98,698	35,597

	For the	For the	For the	For the	For the
	Year	Year	Year	Year	Year
	Ended Dec.	Ended Dec.	Ended Dec.	Ended Dec.	Ended Dec.
US GAAP[1]	31, 2006	31, 2005	31, 2004	31, 2003	31, 2002
Revenues	$128,690	$102,237	$65,029	$64,370	$38,802
Net income/(loss)	57,875	(24,470)	47,708	(58,611)	7,212
Net income/(loss) per share — basic	0.279	(0.170)	0.345	(0.528)	0.094
1 Restated to reflect the correction of the accounting treatment of warrants issued in currencies other than US$.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 24 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to March 12, 2007.
OUR BUSINESS
Through our subsidiaries we own a controlling interest in four significant gold properties in southern Ghana in West Africa:
•	Bogoso/Prestea property, which is comprised of the adjoining Bogoso and Prestea surface mining leases (“Bogoso/Prestea”);

•	Prestea Underground property (“Prestea Underground”);

•	Wassa property (“Wassa”); and

•	Hwini–Butre and Benso Properties (“HBB Properties”).
In addition to these gold properties we hold various other exploration rights and interests and are actively exploring in a variety of locations in West Africa and South America.
Bogoso/Prestea is owned by our 90% owned subsidiary Golden Star (Bogoso/Prestea) Limited (“GSBPL”), (formerly Bogoso Gold Limited) which was acquired in 1999. Bogoso/Prestea produced and sold 103,792 ounces of gold during 2006.
Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), (formerly Wexford Goldfields Limited), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Wassa produced and sold 97,614 ounces of gold in 2006.
The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. GSBPL owns a 90% operating interest in the Prestea Underground. We have carried out exploration and engineering studies in recent years to determine if the underground mine can be reactivated on a profitable basis and we expect to complete in late 2007, a feasibility study for the development and mining of certain areas of Prestea Underground.
Through a 100% owned Canadian subsidiary we own the HBB Properties in southwest Ghana. The HBB Properties consist of the Hwini–Butre and Benso properties which together cover an area of 201 square kilometers. Both properties contain undeveloped zones of gold mineralization. The Hwini-Butre and Benso properties are located approximately 75 and 45 kilometers south of Wassa, respectively based on the proposed haulage route. The mineralized zones have been delineated through the efforts of the prior owner who conducted extensive exploration work from the mid–1990s to 2005.
We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. We currently hold indirect interests in gold exploration properties in Peru, Argentina and Chile through a 14% shareholding investment in Minera IRL limited.
Our finance and administrative group is located in Littleton, Colorado, USA and we also maintain a regional corporate office in Accra, Ghana. Our accounting records are kept in compliance with Cdn GAAP and all of our operations, except for certain exploration projects, keep financial records in US dollars.
NON–GAAP FINANCIAL MEASURES
In this Form 10–K, we use the terms “total operating cost per ounce,” “total cash cost per ounce” and “cash operating cost per ounce.”
Total operating cost per ounce is equal to “Mine operating costs” for the period, as found on our consolidated statements of operations, divided by the ounces of gold sold in the period. Mine operating costs include all mine–site operating costs, including the costs of mining, processing, maintenance, work-in-process inventory changes, mine–site overhead, production taxes and royalties, mine site depreciation, depletion, amortization, asset retirement obligations and by–product credits but does not include exploration costs, corporate general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, mark–to–market gains and losses on derivatives, foreign currency gains and losses, gains and losses on investments and income tax.

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
The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce.”
Derivation of Total Mine Operating Cost

	2006
	Wassa	Bogoso/Prestea	Combined

Mining operations	$48,080	$44,650	$92,730
Mining related depreciation and amortization	11,763	9,697	21,460
Accretion of asset retirement obligations	221	614	835

Total mine operating costs	$60,064	$54,961	$115,025

Ounces sold	97,614	103,792	201,406

Derivation of cost per ounce:
Total mine operating costs – GAAP ($/oz)	$615	$531	$571
Less depreciation and amortization ($/oz)	120	93	107
Less accretion of asset retirement obligations ($/oz)	2	6	4

Total cash cost ($/oz)	493	430	460
Less royalties and production taxes ($/oz)	18	18	18

Cash operating cost per ounce ($/oz)	475	412	442
Derivation of Total Mine Operating Cost

	2005
	Wassa	Bogoso/Prestea	Combined

Mining operations	$33,227	$46,322	$79,599
Mining related depreciation and amortization	7,105	8,878	15,983
Accretion of asset retirement obligations	190	562	752

Total mine operating costs	$40,572	$55,762	$96,334

Ounces sold	69,070	131,898	200,968

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$587	$423	$479
Less depreciation and amortization ($/oz)	103	67	80
Less accretion of asset retirement obligations ($/oz)	3	4	4

Total cash cost ($/oz)	482	351	396
Less royalties and production taxes ($/oz)	14	13	13

Cash operating cost per ounce ($/oz)	468	338	383
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
Ownership – All figures and amounts in this Item 7 are shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital has been repaid, the Government of Ghana will receive 10% of any dividends distributed from the subsidiaries owning the Bogoso/Prestea and Wassa mines.

BUSINESS STRATEGY AND DEVELOPMENT
Since 1999, our business and development strategy has been focused primarily on the acquisition of producing and development-stage gold properties in Ghana and on the exploration, development and operation of these properties. Since 1999, our exploration efforts have been focused on Ghana, other West African countries and South America.
In line with our business strategy, we acquired Bogoso in 1999 and have operated the Bogoso CIL processing plant since that time. In 2001, we acquired Prestea and have been mining surface deposits at Prestea since late 2001. In late 2002, we acquired Wassa and following completion of a feasibility study, constructed the new Wassa CIL processing plant which began commercial operation in April 2005. We are in the process of completing and commissioning the nominal 3.5 million tonnes per year Bogoso BIOX® processing plant which uses the proprietary BIOX® bio-oxidation technology to treat refractory sulfide ore. We have stockpiled about one million tonnes of refractory ore, and the Bogoso BIOX® processing plant is currently processing sulfide ore. We expect to complete commissioning of the Bogoso BIOX® processing plant in March 2007, and we expect that throughput and metallurgical recoveries will increase over the remainder of 2007. The Bogoso BIOX® processing plant is designed to expand annual processing through-put at Bogoso/Prestea from approximately 1.5 million tonnes per annum to approximately 5.0 million tonnes per annum. Achievement of this target is subject to numerous risks. See the discussion of Risk Factors in Item 1A of this Form 10–K.
In late 2005, we acquired the HBB Properties. During 2006 we carried out geological, environmental and engineering studies to determine the economic feasibility of these undeveloped gold properties. These studies are continuing into 2007.
Our overall objective since 1999 has been to grow our business to become a mid–tier gold producer with an annualized production rate of approximately 500,000 ounces. We anticipate reaching this production rate during 2007 once the Bogoso BIOX® processing plant has reached full production. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However we presently have no agreement or understanding with respect to any specific potential transaction.
SIGNIFICANT TRENDS AND EVENTS DURING 2006
Saramacca Project Joint Venture with Newmont
In mid-2006 an agreement was reached between us and Newmont to jointly explore the 1,546 square kilometer Saramacca property in western Suriname. Golden Star retains management of the project for the initial two years or expenditure of $2 million funded by Newmont, whichever comes first. Joint operation began in late 2006 with an initial budget of $1.1 million for the first twelve month period through to August 2007.
Illegal Mining
In October 2006, the Government of Ghana, through its Ministry of National Security, initiated a country-wide operation to remove illegal miners from legal mineral concessions in Ghana. Illegal mining operations were widespread and occurred on the concessions of other mining companies in Ghana as well as at Bogoso/Prestea, Wassa and HBB Properties.
The action follows a long period of sensitization and education by the Government, which included the introduction of improved mechanisms for these miners to apply for small-scale mining permits in their own right, to mine on areas not already held by mining companies. The Government also conducted a public campaign to educate the illegal miners and the community on the short-term and long-term dangers of the illegal mining activities.
Government and private security personnel have since maintained a presence on our Bogoso and Prestea mining properties and to date there have been no significant recurrence of illegal mining activities at Bogoso/Prestea. The government’s actions have now allowed access to our properties south of Prestea and we resumed exploration activities there in the fourth quarter of 2006 in anticipation of initiation of mining operations in 2007.
There have been no material problems with illegal mining at Wassa.
Power Restrictions in Ghana
Since August 2006, the Volta River Authority (“VRA”), the Ghana Government’s subsidiary which controls Ghanaian power supply, has rationed electric power to all power users in Ghana, including the mining sector. Ghana’s major power generating source, the Akosombo Hydroelectric Power Station on the Volta river, has cut back its power output over the past several months due to historically low water levels in the Akosombo reservoir which feeds the Akosombo power plant. Rainfall over the last nine to twelve months has not been sufficient to restore the reservoir water levels to a point that would allow continuous unrestricted operations.

At the same time Ghana’s other power plant, the Aboadze Thermal Power Station, was operating at less than full capacity in late 2006 due to refurbishment of a major component of one of its turbines. The repairs are now complete, but the Aboadze plant is currently undergoing a conversion to a natural gas feed source and it is also expected to produce electricity at a reduced level through the first quarter of 2007.
As requested by the VRA, we have limited our usage of VRA power at various times and in various amounts since August 2006. Our cuts have been achieved by a combination of (i) reducing plant through-put, (ii) limiting activities at the Prestea Underground mine, which has halted the rate of exploration, and (iii) operating our stand–by diesel generating capacity. By taking these actions we have been able to continue near normal operations at Bogoso/Prestea and Wassa but the high cost of fuel oil for our generators has contributed significantly to higher operating costs.
Later in 2007, if water inflows to the Akosombo reservoir during the wet season are not at least at average levels, additional rationing may be required. To this end, Golden Star, along with Newmont Mining Corporation, Gold Fields Limited and Anglogold Ashanti Limited, have agreed to acquire a nominal 100 megawatt power station. The total expected cost to acquire and construct this power station is $40 million, of which we will fund 25%. The power station is expected to be operational by mid 2007.
Our share of this power station will be a nominal 25 megawatts, which is sufficient to provide up to 50% of our total power requirements in Ghana when the Bogoso BIOX® processing plant is fully commissioned. We expect that this, combined with our diesel generators and power availability from the national grid, will be more than adequate to meet our total power requirements in 2007 including start-up of the Bogoso BIOX® processing plant. If there is inadequate rainfall in 2007, we may be adversely affected by further rationing, which could increase our anticipated cash operating costs.
Personnel changes
Vice President Operations: In June 2006, we appointed Colin Belshaw as Vice President Operations. Mr. Belshaw is a British mining engineer with approximately 30 years experience in the mining in Africa, North America, Russia and Europe and has a background in gold and copper mining in both open pit and underground mining situations. Initially, Mr. Belshaw is based in Ghana.
Vice President Ghana: Daniel Owiredu was appointed as Vice President Ghana in September 2006. Mr. Owiredu is a Ghanaian engineer with more than 20 years experience in the mining sector in Ghana and West Africa. Most recently, Mr. Owiredu was Deputy Chief Operating Officer for AngloGold Ashanti Ltd. following the amalgamation of AngloGold Ltd. and Ashanti Goldfields Co. Ltd. Mr. Owiredu is based in Ghana.
Chief Financial Officer: In February 2007, Tom Mair was appointed as Senior Vice President and Chief Financial Officer, replacing Mr. Allan Marter who resigned in late 2006. Mr. Mair is a financial and accounting professional with more than 25 years of international business experience in the natural resources industry. Prior to joining Golden Star, Mr. Mair was employed by a major international gold mining company where he held positions as group financial executive, regional controller and as president-director of a major international subsidiary.
Other Additions to Management: Golden Star expanded its management team by employing Mark Thorpe, Vice President Sustainability; Peter Bourke, Vice President Technical Services; David Partridge, General Manager Bogoso/Prestea, and Ted Strickler, Vice President Human Resources and Administration. Each of the new employees has extensive experience in his field of expertise. Golden Star hired these employees as part of its continued focus on its strategic plan to become a mid-tier producer.
Sale of Shares of Moto Goldmines Limited
In March 2006, we exercised our remaining warrants to purchase 1.0 million Moto Goldmines Limited (“Moto”) shares, bringing our total ownership in Moto to six million common shares and immediately afterward sold all six million common shares in a bought–deal transaction in Canada for Cdn$7.50 per share. The sale of the six million shares resulted in net proceeds to Golden Star of $38.9 million (Cdn$45.0 million). The sale realized approximately $30.2 million of pre–tax capital gain for Golden Star, which was recognized in income in the first quarter of 2006. A $4.9 million non–cash tax expense was recognized on the gain.
Gold Prices
Gold prices have generally trended upward during the last five years, from a low of just under $260 per ounce in early 2001 to a high of $725 per ounce in May 2006. From May to December 2006, the increase in gold prices flattened, averaging approximately $615 per ounce for these eight months but then moved up to a high of $680 per ounce in the first quarter of 2007. The realized gold price for our shipments during 2006 averaged $607 per ounce, as compared to $446 per ounce in 2005.

Bogoso Sulfide Expansion Project
The Bogoso sulfide expansion project is designed to significantly expand processing capacity at Bogoso/Prestea. Current production of 1.5 million tonnes per annum, from the Bogoso CIL processing plant, will be increased to a projected total capacity of approximately 5.0 million tonnes per annum from both plants once the Bogoso BIOX® processing plant is operational. The Bogoso BIOX® processing plant will utilize the BIOX® bio-oxidation process marketed by a subsidiary of Gold Fields Limited. Gold Field’s BIOX® technology is currently being used in eleven gold processing plants operating or under–development worldwide. Upon completion, our Bogoso BIOX® processing plant will be the largest operating BIOX® plant in the world.
The new crusher, ball mill, SAG mill and the CIL circuit was tested late in the fourth quarter of 2006 using non-refractory ore. Non-refractory ore feed was discontinued in mid-February 2007 and the ball mill, SAG mill, and CIL circuit as well as BIOX® module-1 are now in a test and commissioning phase using sulfide ore. The first inoculate was introduced to the BIOX® tanks in November 2006 and all seven BIOX® tanks in BIOX® module-1 were filled with inoculate in February 2007. BIOX® module-2 is expected to come on line by the end of March. We expect the first gold production for the BIOX plant in March 2007.
Pre-stripping of the sulfide pits to create a stockpile of transition and sulfide ore for the Bogoso BIOX® processing plant is progressing well. Approximately 0.7 million tonnes of ore is currently exposed in the sulfide pits and approximately 0.9 million tonnes has been moved to ore stockpiles.
Pampe Ore Body
Final approval of the Pampe environmental impact study was received in November 2006 and first ore was mined and delivered to the Bogoso CIL processing plant in March 2007. Initial production will be carried out under a bulk sampling permit. Application has been made for a mining permit. The Pampe ore body will provide oxide ore feed to the existing Bogoso CIL processing plant.
Completion of Mining at Plant-North Pit
Mining was completed at the Plant-North pit in December 2006. Reclamation work, including partial back filling, is scheduled during 2007.
Sale of EURO Shares and Change in Accounting for EURO
At March 31, 2006 we owned 53% of EURO’s outstanding common shares and as such consolidated EURO’s financial results with our own. During the second quarter of 2006 we sold 362,029 of our EURO shares in open market transactions realizing approximately $0.7 million of cash. On June 19, 2006 we sold an additional four million EURO shares in a private transaction receiving $2.5 million of cash. The purchasers of the four million shares have agreed to pay additional consideration to Golden Star if they sell the shares at a gain. Since our investment in EURO’s shares was carried at zero basis, a gain was recognized on sale of the shares in an amount essentially equal to the cash proceeds received.
The combined share sales during the second quarter diluted our holding in EURO’s common shares to approximately 43%. In response to a reduced ownership position, the equity method of accounting was adopted on June 20, 2006 for our remaining interest in EURO. Under the equity accounting method, our consolidated financial statements no longer include EURO’s assets and liabilities. The net effect of the change in accounting method resulted in recognition of an additional $17.7 million of gain. Total gain from the change in our EURO ownership position, consisting of $3.2 million from the sale of shares and $17.7 million from the change in accounting method, totaled $20.9 million.
In the fourth quarter of 2006, we sold an additional 18.1 million of our EURO common shares in a series of public and private transactions, bringing our EURO ownership position down to approximately 6% by December 31, 2006. Net proceeds of the sale totaled approximately $30.0 million. Since our basis in the EURO shares was nil, the gain on share sale was equal to the $30.0 million we received. Following this sale Golden Star owned approximately 3.0 million of EURO’s common shares as of December 31, 2006. Subsequent to year-end, we sold an additional 1.7 million EURO shares in open market transactions for net proceeds of approximately $2.8 million, reducing our ownership to approximately 1.3 million shares or 2% of EURO’s outstanding equity. We continue to hold a right to receive from EURO a portion of EURO’s future royalties from IAMGold Corporation’s Rosebel Mine in Suriname on production exceeding two million but less than seven million ounces.
The sale of EURO shares was in line with the goals and objectives originally envisaged in the 2004 EURO restructuring plan. The goal of the restructuring plan was to establish EURO as an independent and economically viable entity that would not be dependent on Golden Star for funding and that would concurrently bring value to Golden Star’s investment.

Reduced Gold Derivatives
At the end of December 2006 our derivative positions included 6,000 call options at a $525 per ounce strike price and 37,500 puts with a $404 per ounce strike price. All of these calls and puts were closed or expired during the first quarter of 2007.
As a result of the sale of EURO shares on June 19, 2006 (see above), Golden Star is no longer required to consolidate the financial statements of EURO as of that date. Therefore the EURO derivative contract liabilities and associated impact on earnings have not been included in our consolidated financial statements after June 19, 2006.
Debt facilities
In October 2006, our subsidiary GSBPL drew down $15.0 million on a debt facility provided by two Ghana based commercial banks, Ecobank Ghana Limited and Cal Bank Limited. The funds are available for a term of 27 months at an interest rate of US prime plus 1%. The current rate is set at 9.25%. Loan fees total 1% of the facility amount. The loan is repayable in 24 equal installments starting January 2007. The debt is secured by the non-mobile assets of the Bogoso/Prestea mine and proceeds are to be used as partial funding for the Bogoso sulfide expansion project. There are no hedging requirements or equity-type incentives required under the facility.
Improved Operating Margins
As discussed in more detail below, the operating margins (“Gold sales” revenues less “Total mine operating costs”) at both Wassa and Bogoso/Prestea trended upward during 2006. Higher gold prices and higher gold output were the major factors contributing to the improvements at the Bogoso plant. Wassa benefited from a combination of improved operating costs, higher ore grades from the new SAK pit and improved gold prices.
Subsequent Events
Equity Offering – On March 1, 2007, we sold 21 million common shares at a price of $3.60 per share resulting in $75.6 million in gross proceeds. Net proceeds were $72.2 million after deducting underwriting commissions but before deducting offering expenses. On March 9, 2007 the underwriters exercised their option to sell an additional 3.15 million common shares for additional gross proceeds of $11.3 million. After deducting the underwriter’s commission, net proceeds were $10.8 million. The proceeds will be used to purchase an interest in an electric power station in Ghana, for completion and start-up of the Bogoso sulfide expansion project, for a feasibility study and if warranted, development of the HBB Properties, and for general corporate and working capital purposes. On February 14, 2007 warrants to purchase 8.4 million common shares at a strike price of Cdn$4.60 expired.
RESULTS OF OPERATIONS — 2006 COMPARED TO 2005
Net income totaled $64.7 million or $0.312 per share in the twelve months ended December 31, 2006, versus a net loss of $(13.5) million or $(0.094) per share in 2005. While mining operations contributed $7.6 million dollars to the pre-tax income in 2006 versus a deficit of $(6.7) in 2005, the major factor contributing to the $78.2 million improvement in earnings was sales during 2006 of non-core assets including our holdings of EURO and Moto shares. A $30.2 million pre-tax gain was recognized in the first quarter of 2006 on the sale of our Moto shares. In the second quarter of 2006 a $20.9 million pre-tax gain was recognized upon the sale of 4.1 million shares of EURO and upon the resultant change in accounting method (see “Significant Trends and Events” above for additional information on the Moto and EURO share sales.) In addition, in the fourth quarter of 2006 we sold an additional 18.2 million EURO shares for an additional gain of $30.0 million.

SUMMARY OF FINANCIAL RESULTS	2006	2005	2004
Gold sales (oz)	201,406	200,968	147,875
Average realized price ($/oz)	607	446	410
Revenues ($ in thousands)	128,690	95,465	65,029
Cash flow provided by operations ( $ in thousands)	5,398	1,060	13,910
Net income/(loss) ($ in thousands)	64,689	(13,531)	2,642
Net income/(loss) per share – basic ($)	0.312	(0.094)	0.019
Royalty revenues, interest and other income contributed $6.1 million to revenues, up slightly from $5.8 million in 2005. Offsetting the gains in 2006 was a $9.6 million loss on derivatives and $1.8 million of exploration project impairment write-offs.
The improvement in the operating margin over 2005 is mostly due to improved gold prices. While the number of ounces of gold sold during 2006 was essentially unchanged from 2005, consolidated gold revenues rose by $32.9 million to $122.6 million. Approximately $13.4 million of the increase is related to Wassa’s revenues in the first quarter of 2006 versus zero revenues in the first quarter of 2005 when Wassa was still in its construction phase. The remaining increase in gold revenues was related to improvements in gold prices during 2006. Gold prices averaged $607 per ounce during 2006 versus $446 per ounce in 2005.

Total “Mine operations” costs, as found on the Statement of Operations, increased 16% to $92.7 million, up from $79.6 million in 2005. Most of the increase reflects the fact that Wassa was in service for a full twelve months in 2006 but for only for nine months in 2005. Higher depreciation in 2006 versus 2005 also reflects the increased ounces produced at Wassa and increases in mining equipment fleet at Bogoso. The increase in general and administrative expenses reflects an overall increase in our activities including additions to the management team and the establishment of an internal audit function. Higher share-based compensation costs also contributed to the increase in G&A in 2006. Interest expense dropped in 2006 because higher construction costs related to the Bogoso sulfide expansion project led to an increase in the amount of interest capitalized. Most of the foreign exchange gains were generated from cash held in Canada early in 2006 following a December 2005 equity offering.
Bogoso/Prestea Operations
2006 compared to 2005 - Bogoso/Prestea generated a $8.4 million operating margin during 2006 on sales of 103,792 ounces of gold, up from a $2.6 million operating margin on sales of 131,898 ounces in 2005. The major factor contributing to the improved margin at Bogoso/Prestea was a 38% improvement in realized gold prices from $443 per ounce in 2005 to $610 per ounce in 2006. This was offset by a 28,106 ounce decrease in gold production in 2006. Lower ore grade from the Plant-North pit and lower plant through-put due to harder ores from deeper levels in the Plant-North pit were the major factors responsible for the lower gold output.
BOGOSO/PRESTEA

OPERATING RESULTS	2006	2005	2004
Ore mined (t) (Plant-North pit)	1,363,616	1,646,276	1,411,243
Waste mined (t) (Plant-North pit)	6,013,859	10,740,500	8,065,915
Ore processed (t)	1,493,948	1,557,881	1,650,412
Grade processed (g/t)	3.56	4.14	4.09
Recovery (%)	60.4	60.7	67.3
Gold sales (oz)	103,792	131,898	147,875
Cash operating cost ($/oz)	412	338	250
Royalties ($/oz)	18	13	14
Total cash cost ($/oz)	430	351	264
In addition to the 2006 gold production shown above, 2,169 ounces of gold were recovered during testing and commissioning of the new Bogoso BIOX® plant crushing, grinding and CIL circuits.
The Bogoso CIL processing plant processed an average of 4,093 tonnes per day in 2006 at an average grade of 3.56 grams per tonne, as compared to 4,268 tonnes per day at 4.14 grams per tonne in the same period in 2005. Gold recovery decreased slightly to 60.4% from 60.7% during 2005 mostly due to the lower grade ore.
Bogoso/Prestea’s total cash costs decreased from $46.3 million in 2005 to $44.7 million in 2006 mainly due to reduced stripping rates as the Plant-North pit neared the end of its life. While the actual spending was lower during 2006, lower gold production led to an increase in costs per ounce resulting in a cash operating cost of $412 per ounce versus $338 per ounce in 2005.
Wassa Operations
2006 compared to 2005 – Since Wassa was in operation for only nine months in 2005 versus a full twelve months in 2006, the operating results are not easily comparable. While Wassa’s operating margins in the last nine months of 2006 were positive and improved in each quarter of 2006, the total operating margin loss for the year was $(0.8) million. This was a significant improvement over the $(9.2) million operating margin loss in the nine months of 2005.
The Wassa CIL processing plant averaged 10,111 tonnes per day at an average grade of 0.90 grams per tonne with a gold recovery of 88.8% during 2006, versus 9,788 tonnes per day at an average grade of 0.91 grams per tonne and a recovery rate of 88.7% in the nine months of 2005. Cash operating costs averaged $474 per ounce in 2006 or 1% above 2005. Total cash costs averaged $493 per ounce during 2006 or 2% over the 2005 level. The increase in the average daily processing rate reflects correction of plant design defects encountered early in the Wassa CIL processing plant’s life. The improvements in operating margins is related to higher gold output during 2006 and higher gold prices.

WASSA OPERATING RESULTS	2006	2005 (1)	2004(1)
Ore mined (t)	2,449,272	2,059,777	—
Waste mined (t)	11,608,484	7,848,410	—
Ore and heap leach materials processed (t)	3,690,672	2,691,923	—
Grade processed (g/t)	0.90	0.91	—
Recovery (%)	88.8	88.7	—
Gold sales (oz)	97,614	69,070	—
Cash operating cost ($/oz)	474	468	—
Royalties ($/oz)	19	14	—
Total cash cost ($/oz)	493	482	—

(1)	The Wassa mine commenced commercial production in April 2005, thus amount shown for 2005 are for nine months of operation while the 2006 results reflect a full twelve months of operation.
During 2006, Wassa’s operating costs remained higher than expected and at the same time ore grades were lower than expected. At December 31, 2006 Wassa’s reserves were re-estimated based on historical costs and ore grades encountered during 2005 and 2006. As a result, Wassa’s Proven and Probable Mineral Reserves dropped to 480,000 ounces at the end of 2006, or approximately 350,000 ounces less than would have been expected after subtracting the ounces consumed by processing operations during 2006.
The carrying value of the assets in respect of the Wassa mine was $95.1 million as at December 31, 2006. The valuation of the Wassa mine is highly sensitive to assumptions regarding the price of gold and the number of ounces expected to be produced. As at December 31, 2006, the impairment analysis incorporated the following key assumptions:
•	Gold prices per ounce of $650 in 2007, $638 in 2008, $592 in 2009, and $562 in 2010 and 2011.
•	Approximately one third of the non-reserve resources would eventually be found economic and would be mined and processed.
Based on these assumptions, the Wassa mine was not impaired based on the projected undiscounted cash flows of the mine.
Other Gains and Losses
Derivatives — The $9.6 million in mark-to-market loss was a result of the impact of higher gold prices on EURO’s forward gold price agreements (a loss of before tax of $4.9 million), Golden Star’s gold calls (a loss of $3.6 million), and Rand forwards (a loss of $1.1 million.). As discussed above, after June 19, 2006, we no longer recognized gains and losses on EURO’s forward gold price agreements.
Interest — The drop in interest expense in 2006 is a function of larger amounts of interest capitalized at the Bogoso sulfide expansion project during 2006 based on continued expenditures on that project in 2006.
Foreign Exchange Gains — The majority of the foreign exchange gains earned in 2006 are related to Canadian dollar accounts that held the proceeds of a December 2005 equity offering.
RESULTS OF OPERATIONS — 2005 COMPARED to 2004
We incurred a net loss of $(13.5) million or $(0.094) per share on revenues of $95.5 million during 2005 versus net income of $2.6 million or $0.019 per share on revenues of $65.0 million during 2004. While gold revenues in 2005 were $29.0 million higher than in 2004, due mostly to production from our new Wassa mine and from higher realized gold prices, operating costs were $48.5 million higher, also due mostly to costs from Wassa and increased costs at Bogoso/Prestea. The major factors contributing to the $16.1 million swing in operating results include a $9.1 million operating loss at Wassa, a $10.0 million reduction in operating income at Bogoso/Prestea on lower gold production and higher operating costs and a $9.6 million unrealized, non-cash mark-to-market adjustment for the EURO derivatives. In addition, a $2.3 million increase in interest expense and $1.4 million of impairment write offs of exploration properties were partially offset by a $4.3 million reduction in corporate development costs, a $1.7 million increase in royalty income and a $1.0 million gain from sale of common shares by our subsidiary EURO. Recognition of a $6.4 million tax asset at EURO, the recognition of a $4.9 million tax asset related to the 2006 sale of Moto shares and a $1.5 million increase in tax assets at GSBPL reduced our net loss by

$12.9 million. Realized gold prices averaged $446 per ounce during 2005, a 9% increase from the $410 per ounce realized in 2004.
Bogoso/Prestea
Operations 2005 compared to 2004 – Bogoso/Prestea generated $3.3 million of after-tax operating income during 2005 on sales of 131,898 ounces of gold, down from $13.3 million of after-tax operating income on sales of 147,875 ounces in 2004. The major factors contributing to 2005’s lower earnings were lower gold sales and increases in operating costs. Gold production was down 15,977 ounces in 2005 versus 2004 due to a combination of lower plant through-put and lower gold recovery, both of which were caused by the metallurgical characteristics of the deeper, harder non-refractory sulfide Plant-North ores processed in 2005 versus the shallower and softer oxide and non-refractory sulfide ores milled in 2004. The first five months of 2004 benefited from the oxide ores processed in that period which yield higher mill throughput rates, better recovery and lower operating costs than did the transition and non-refractory sulfide ores processed during 2005. Processing of low grade stock pile material in September and October 2005, during the EPA’s requested mining stoppage, also contributed to the decrease in ounces of gold sold.
Mining costs in 2005 increased $6.2 million at Bogoso/Prestea versus 2004. Increases in fuel and labor charges accounted for approximately half of the increase in costs. The balance of the increase was a combination of higher costs for supplies and consumables, including explosives, ore haulage contracts, drilling supplies, grinding balls, maintenance and tires.
The Bogoso CIL processing plant processed an average of 4,268 tonnes per day in 2005 at an average grade of 4.14 grams per tonne, as compared to 4,526 tonnes per day at 4.09 grams per tonne in the same period in 2004. Gold recovery dropped to 60.7% in 2005 from 67.3% in 2004. The higher recovery in 2004 was a function of the oxide ore processed in the first half of 2004.
The lower gold output and higher mine operating costs in 2005 resulted in a significant increase in unit costs. Cash operating costs averaged $338 per ounce in 2005, compared to $250 per ounce in 2004, and total cash costs averaged $351 per ounce in 2005, up from $264 per ounce in 2004.
Wassa Operations
2005 compared to 2004 – The Wassa operating results discussed below are for the nine month period following Wassa’s April 1, 2005 in-service date. There was no production from Wassa in 2004.
Wassa generated a $9.1 million after-tax operating loss in the nine months ended December 31, 2005 on sales of 69,070 ounces of gold. Cash operating costs averaged $468 per ounce and total cash costs averaged $482 per ounce. The Wassa CIL processing plant processed an average of 9,789 tonnes per day at an average grade of 0.91 grams per tonne with a gold recovery of 88.7%.
Overall, Wassa’s operating results were disappointing in 2005. We had anticipated higher mill through-put, higher grades, and lower operating costs than those achieved. Operating costs were adversely impacted early in the year by high power costs from our diesel fired, on-site power plant. This was remedied by late June when Wassa was connected to the national power grid. Mining costs were also higher than expected early in the year as we utilized contract miners and used smaller than optimal, rented mining equipment. By the end of 2005 we had completed the acquisition of our own fleet of new nominal 100 tonne haulage trucks and hydraulic loaders. We expect that the lower power costs and more efficient mining equipment should lead to lower costs during 2006.
Several design bottlenecks were discovered at the processing plant during Wassa’s first nine months of operations and certain improvements were made during the year, but at year end we were still dealing with frequent plant blockages mostly related to the high clay content of the weathered, near-surface ores mined and processed in 2005. By the end of 2005 we had mined to sufficient depth in the pit to access fresher ores which have lower clay content and which we expect will reduce some of the plant blockage problems in the future. As a result we expect better mill throughput in 2006. Finally, as we progress deeper into the fresh ore we expect the ore grades to improve. The higher grades are also expected to help achieve higher gold recovery rates.
Derivatives — The $12.4 million in unrealized, non-cash mark-to-market losses were mostly a result of the impact of higher gold prices on EURO’s forward gold price agreements (a loss before tax of $9.6 million), Golden Star’s calls (a loss of $2.3 million), and puts (a loss of $0.9 million.) Our Euro currency accounts lost $0.2 million. A $1.1 million mark-to-market gain on the forward Rand positions partially offset the put, call and EURO losses. EURO also recognized a $0.5 million reduction in royalty revenues for cash payments made related to its derivative positions, such payments being related to increases in gold prices during the year.
Interest — The increase in interest expense is a function of increased balances on equipment financing loans, EURO’s bank loans and interest on the $50 million of convertible notes sold during 2005. In addition to the interest expense shown on the consolidated statement of operations, $1.8 million of interest was capitalized as part of the Bogoso sulfide expansion project.

Other revenues and costs — The operating and non-operating losses and higher costs were partly offset by a $1.6 million increase in royalty income from the Rosebel royalty related to higher gold prices and increased output from Cambior Inc.’s Rosebel mine. The increase in the royalty also reflects the fact that the Rosebel mine and its associated royalty did not commence production until near the end of the first quarter in 2004, yielding only a partial year of operations in 2004. Corporate development charges in 2005 were down from 2004 when we incurred $4.5 million of expense in an unsuccessful merger attempt.
DEVELOPMENT PROJECTS
Bogoso Sulfide Expansion Project
Approximately 80% of the remaining ore reserves at Bogoso/Prestea are refractory and cannot be efficiently processed at our existing Bogoso CIL processing plant. In 2005 a decision was made to construct the new 3.5 million tonne per annum Bogoso BIOX® processing plant alongside the existing 1.5 million tonne per annum Bogoso CIL processing plant. The new processing plant utilizes the proprietary BIOX® bio-oxidation technology to treat the refractory sulfide ore. Upon completion in April 2007, the new Bogoso BIOX® processing plant and the existing Bogoso CIL processing plant are together expected to process 5.0 million tonnes of ore per year.
The existing Bogoso CIL processing plant will retain its current configuration and will continue to process non–refractory ores and the new Bogoso BIOX® processing plant will process mostly refractory sulfide ore and mixed oxide-refractory ores. The two plants sitting side-by-side are expected to provide operational efficiencies since they will share common management, labor, reagent inventories, warehouse parts and maintenance efforts. With the two plants and their differing technologies, we expect to be able to process all of the ore types known to exist in the Bogoso/Prestea area.
The expansion project is progressing well and the bacteria in BIOX® module-1 are performing as expected. The first BIOX® module is expected to be fully commissioned by the end of February 2007 and BIOX® module-2 should be on line by the end of March 2007, providing benefit from the expansion project in the last three quarters of 2007.
The new crusher, ball mill, SAG mill and carbon-in-leach circuit underwent testing and commissioning using oxide ore in the fourth quarter of 2006 and on into February 2007. On February 22, 2007 we initiated primary commissioning with refractory ore, processing sulfide ores to feed the new Bogoso BIOX® processing plant.
Extensive pre-stripping was carried out at the first two sulfide pits during the second half of 2006. Pre-stripping consists of 15.2 million tonnes of waste and 0.9 million tonne of ore to December 31, 2006. In addition, 0.7 million tonnes of ore has been exposed in the sulfide pits.
Project costs at December 31, 2006 were as follows:
Project costs to December 31, 2006 are as follows:

As of December 31,
2006
Plant construction cost	$118,826
Mining equipment cost	10,505
Pre-production stripping cost	22,397
Sub-total	151,728
Costs prior to project commencement	7,216
Capitalized interest	6,211

Total	$165,155
EXPLORATION PROJECTS
Total expenditures for all exploration and drilling activities in 2006 were $15.3 million, down from $17.1 million in 2005. During 2007 we plan to continue our exploration efforts to identify exploration opportunities and new resources in Africa, South America and elsewhere. The main exploration focus in 2006 was to build on our resources and reserves around our existing mining operations at Bogoso/Prestea and Wassa, progressing our advanced properties in south west Ghana towards development decisions and exploring the Prestea Underground deposit.
Exploration in Ghana
During 2006 our exploration in Ghana focused on confirming and upgrading resources at our HBB Properties, advancing this project towards a development decision and progressing our various early stage projects to a drilling stage. The Ghana exploration activities totaled approximately $11.1 million and accounted for approximately 74% of our exploration spending and included:
•	Drilling of the Father Brown, Adiokrom, Subriso East, Subriso West, and the Benso G & I Zones at the Benso property. Studies to determine the best development options for these deposits are currently in progress;
•	Drilling beneath the Plant-North pit and Prestea South deposits at Prestea to investigate their near surface and shallow decline access potential; and

•	Drilling of the Prestea West Reef system between 17 and 24 Levels to provide a major upgrade in the resources within this area, and commencement of drilling below Prestea 30 Level to investigate the continuity and grade of the down plunge extensions of the historically mined shoots.
Exploration Elsewhere in Africa
Exploration continued on our Mano River joint venture in Sierra Leone, with in-fill soil sampling programs more tightly defining extensive zones of gold anomalism on the Pampana and Sonfon properties preparatory to drill testing in 2007.
We also conducted early stage exploration on several newly acquired properties in Côte d’Ivoire and continued assessment of data from our more advanced Afema (Côte d’Ivoire), Goulagou (Burkina Faso) and Deba/Tialkam (Niger) properties.
Exploration on the Guiana Shield
Due to similarities in the geology and ages of the rocks, we consider the Guiana Shield in the northeast corner of South America as a geological extension of the West African shield where our Ghanaian properties are located.
Encouraging results from a limited diamond core drilling program conducted at our Saramacca property in Suriname during 2005 allowed us to attract major joint venture exploration funding from Newmont Gold Corporation commencing in late 2006. Drilling under this Golden Star managed joint venture is expected to recommence in 2007 once we have better defined the target zone at the laterite-covered Anomaly M through the combined application of detailed geochemistry and geophysics. See Significant Trends and Events section above for additional details of the joint venture.
2007 Opportunities
We have budgeted $14.6 million for exploration in 2007, and intend to focus our efforts on core assets in Ghana, including the HBB Properties. Key areas where we plan to be active include:
•	Complete drilling of the decline-accessible Prestea Main Reef Foot Wall target below the Plant-North pit so that a pre-feasibility study followed by a feasibility study can commence;

•	Advance exploration of the known oxide targets in the Prestea South area to allow feasibility and permitting to be completed by end-2007; and

•	Test the strike and down dip extensions of existing mineralization at the HBB Properties and continue testing of new target areas.
While we continue to believe that the Prestea Underground represents a major discovery opportunity it is unlikely that exploration at depth will recommence until the two main shafts servicing the deeper levels have been repaired. This is unlikely to be completed until late in 2007 at the earliest.
Other opportunities include:
•	Saramacca Anomaly M in Suriname, where we plan to follow up the encouraging 2005 drilling in our joint venture with Newmont; and

•	Sierra Leone where we plan to commence drilling of the promising new soil anomalies on the Pampana and Sonfon properties.
LIQUIDITY AND CAPITAL RESOURCES
While cash flows from operations totaled $5.4 million in 2006, $21.9 million was committed to new ore stockpiles during the year. This compares to $1.1 million of cash from operations in 2005. The increase is mostly related to improved gold prices.
Financing activities provided net cash of $24.1 million during 2006. A total of $12.4 million of additional equipment financing was drawn during 2006 to cover the cost of new mining equipment. In October 2006 a $15.0 million medium term bank loan was drawn down by GSBPL. Option exercises contributed an additional $3.5 million in 2006. Debt repayment consumed $6.6 million of cash in the year mostly related to the equipment financing facility.
Capital assets and capital projects including deferred exploration, new mining equipment and our major development projects used $170.7 million during the year of which approximately $127.0 million was spent on the Bogoso sulfide expansion project. Additionally approximately $35.1 million was spent on replacement equipment and mine development at Bogoso and Wassa including mine-site drilling projects and $8.6 million was spent on deferred exploration projects in West Africa and in South America. Sales of our share holdings in Moto Goldmines Ltd. and EURO Ressources S.A. yielded $72 million of cash during 2006.
Our cash and cash equivalent balance stood at $27.1 million at December 31, 2006, down from $89.7 million at the end of 2005. Most of the reduction in cash balance was related to construction and development spending on the new sulfide expansion project at Bogoso. At December 31, 2006, working capital was $22.5 million, versus $92.0 million at the end of 2005.
Liquidity Outlook
In March 2007 we received net proceeds of $83.0 million of cash from an equity offering. We believe that the proceeds from the equity offering, plus cash on hand at December 31, 2006 and expected cash flow from operations in 2007 will be sufficient to cover all of our cash needs during 2007 including completion of the Bogoso sulfide expansion project, our contribution to the new power plant and development of the HBB Properties if the feasibility study shows it to be economically viable.
We expect to make payments of principle and interest totaling $8.6 million during 2007 on equipment financing loans and we expect to draw an additional $9.0 million on new equipment financing loans from the same facility. Interest and principle on our bank loan is expected to total $8.1 million and we plan to pay approximately $3.4 million of interest on our convertible notes which mature in April 2009.
As shown in the table below we expect to invest a total of $75.8 million during 2007 in exploration, ongoing mine development and mining equipment. The HBB Properties are not included in the spending totals shown below pending completion of the feasibility study. We currently estimate the HBB development costs to be approximately $23 million spread over late 2007 and early 2008. This estimate assumes that we use contract mining, and if we decide to use owner mining an additional $17 million would be required for mining equipment.
Currently forecasted capital expenditures plans for 2007 include the following projects:

Amount
CAPITAL SPENDING BUDGET FOR 2007	(millions)
Deferred exploration	$9.0
Completion of the Bogoso sulfide expansion project	15.0
Sustaining capital Wassa	5.0
Sustaining capital Bogoso	6.5
Power plant	10.0
Mine development — operating mines	3.8
Mine development — developing mines	7.1
Mine equipment — developing mines	13.6
Prestea Underground development	5.8
Total	$75.8
LOOKING AHEAD
Our main objectives for 2007 include:
•	completion of construction and commissioning of the Bogoso sulfide expansion project by the end of the first quarter of 2007;
•	commencement of oxide ore mining from the Pampe deposit on the Akropong trend west of Bogoso, to provide oxide ore to the Bogoso plant by March 2007;
•	permitting and commencement of oxide mining from Prestea South ore bodies to provide oxide ore to the Bogoso plant in the second half of 2007;
•	completion of a feasibility study on the HBB Properties by the end of March 2007 and commencement of project development by mid-2007;
•	completion of a feasibility study on the West Reef underground deposit by the end of 2007 and continued evaluation of the Prestea Underground potential;
•	optimization of our mining and processing activities at Bogoso/Prestea and Wassa;

•	a continued high level of exploration effort; and
•	continuation of efforts to identify and pursue acquisition and growth opportunities in Ghana and elsewhere.
We expect to produce and sell 280,000 ounces of gold at Bogoso/Prestea during 2007 at an average cash operating cost of $380 per ounce.
We expect Wassa to produce approximately 110,000 ounces during 2007 at an average cash operating cost of approximately $410 per ounce.
As more fully disclosed in the Risk Factors Item 1A above, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.
RELATED PARTY TRANSACTIONS
During 2006 we obtained legal services from a legal firm to which our Chairman is counsel. The total value of all services purchased during 2006 and 2005 was $0.5 million and $1.5 million, respectively. Our Chairman did not personally perform any legal services for us during 2006 or 2005 nor did he benefit directly or indirectly from payments for the services performed by the firm.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our financial statements reflect the application of Cdn GAAP, which is different in certain material respects from US GAAP. The accounting policies reflected therein are generally those applied by similarly situated mining companies in Canada. Our accounting policies under Cdn GAAP are described in Note 2 to our consolidated financial statements.
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
Decisions to write off, or not to write off, all or a portion of our investment in various properties, especially exploration properties, subject to impairment analysis, are based on our judgment as to the actual value of the properties and are therefore subjective in most cases. We have written off substantially all of our pre-1999 investments in exploration properties based upon our assessments of the amounts recoverable from these properties. Additional exploration properties have been found to be impaired and were written off in 2006, 2005 and 2004. We continue to retain title to certain properties after impairment write-offs as future events and discoveries may ultimately prove that they have value.
Listed below are the accounting policies and estimates that we believe are critical to our financial statements based on the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.
•	Ore stockpiles: Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tonnes of ore added and removed from the stockpile, the number of contained ounces based on assay data, and the estimated recovery percentage based on the expected processing method. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including a share of direct overhead and applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and are removed at the average mining cost per tonne for material processed. Stockpiles are reduced as material is removed and fed to the mill. A 10% adjustment of the stockpile value, based on stockpile levels at the end of 2006, would change the carrying value of the stockpile inventory by approximately $2.2 million.
•	Impairment Charges: We periodically review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable from continued operation of the asset. An asset impairment is considered to exist if the sum of all estimated future cash flows, on an undiscounted basis, are less than the carrying value of the long-lived asset. The determination of expected future cash flows requires numerous estimates about the future, including gold prices, operating costs, gold recovery, reclamation spending, ore reserves and capital expenditures. A review of Bogoso/Prestea’s and Wassa’s expected future cash flows as of December 31, 2006 indicated that there are no impairments.
•	Mining properties: Mining properties recorded on our financial records are amortized using a units-of-production method over Proven and Probable Mineral Reserves. Reserve estimates, which serve as the denominator in units of production amortization calculations, involve the exercise of subjective judgment and are based on numerous assumptions about future operating costs, future gold prices, continuity of mineralization, future gold recovery rates, spatial configuration of gold deposits, and other factors that may prove to be incorrect. A 10% adjustment in estimated reserves could result in an approximately $1.0 to $2.0 million annual change in amortization expense.
•	Tax Assets: Recognition of future tax assets requires an analysis of future taxable income expectations to evaluate the probability of sufficient future taxable income to utilize the accrued tax benefits. Determination of expected future taxable income requires numerous estimates of future variable including but not limited to, gold prices, operating costs, gold recovery, ore reserves, gold production, ore grades, administrative costs, tax rates, and potential changes in tax laws.
•	Asset retirement obligation and reclamation expenditures: Accounting for reclamation obligations requires management to make estimates at each mining operation of reclamation and closure costs to be incurred in the future as required to complete the reclamation and environmental remediation work mandated by existing laws, regulations and customs. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Based upon our current situation, we estimate that a 10% increases in total future reclamation and closure costs would result in an approximately $2.1 million increase in our asset retirement obligations.
RECENT ACCOUNTING PRONOUNCEMENTS
Section 1530 – Comprehensive Income – This Section introduces new disclosure requirements regarding comprehensive income and its components, as well as net income, in the financial statements. As a consequence, certain unrealized gains and losses, which would otherwise be excluded from the calculation of net income and be assigned directly to shareholders’ equity, will be used to calculate comprehensive income. This section will be effective for fiscal years beginning on or after October 1, 2006. We adopted this new requirement on January 1, 2007.
Section 3855 – Financial Instruments – Recognition and Measurement – This section determines the time and value at which a financial instrument must be recorded in the balance sheet. In some cases, it may be measured at fair value or, in other cases, at cost. The standard also provides for the manner in which gains and losses related to financial instruments are to be recorded. This section will be effective for interim periods and fiscal years beginning on or after October 1, 2006. We adopted this new requirement on January 1, 2007.
Section 3865 – Hedges – This section provides guidance for hedge accounting when applied to certain derivatives that meet the definition of a hedge. Application of Section 3865 to derivatives that qualify as a hedges is optional, but once a derivative is classified as a hedge, the provisions of Section 3865 are then mandatory. Section 3865 replaces AcG-13, “Hedging Relationships” and completes the provisions of Section 1650, “Foreign Currency Translation”, by addressing how to account for hedges and related disclosure of information requirements. This section will be effective for fiscal years beginning on or after October 1, 2006. We adopted this new requirement on January 1, 2007.
Section 3861 – Financial Instruments – Disclosure and Presentation replaces Section 3860, “Financial Instruments – Disclosure and Presentation”, and establishes the requirements for presentation and disclosure of financial instruments and non-financial derivatives.
EIC-160 — On March 2, 2006, the CICA Emerging Issues Committee (‘‘EIC’’) issued EIC 160 ‘‘Stripping Costs Incurred in the Production Phase of a Mining Operation” This EIC requires stripping costs to be accounted for as variable production costs to be included in inventory unless the stripping activity can be shown to be a betterment of the mineral property, in which case the stripping costs would be capitalized. A betterment occurs when stripping activity increases future output of the mine by providing access to additional sources of reserves. Capitalized stripping costs would be amortized on a units-of-production basis over the Proven and Probable Mineral Reserves to which they relate. As at December 31, 2006, we do not have any deferred stripping costs capitalized.

OFF BALANCE SHEET ARRANGEMENTS
We have no off balance sheet arrangements.
TABLE OF CONTRACTUAL OBLIGATIONS

	Payments due by period
					More
CONTRACTUAL OBLIGATIONS		Less than 1	1 to 3	3 to 5	than 5
As of December 31, 2006	Total	year	years	years	years
Debt(1)	$87,962	$12,549	$72,514	$2,899	$—
Interest on long term debt	14,008	6,562	7,349	97	—
Operating lease obligations	298	147	151	—	—
Asset retirement obligations(2)	31,512	3,314	9,006	2,014	17,179
Total	$133,780	$22,572	$89,019	$5,010	$17,179

(1)	Includes $50.0 million of convertible notes maturing in 2009. Golden Star has the right to repay the $50.0 million in cash or in common shares at the due date under certain circumstances. The presentation shown above assumes payment is made in cash and also assumes no conversions of the debt to common shares by the note holders prior to the maturity date.

(2)	Asset retirement obligations include several estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves, an analysis of which determines the ultimate closure date and impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as “Asset retirement obligations” on the balance sheet of $19.1 million as of December 31, 2006. The amounts shown above are undiscounted to show full expected cash requirements.
OUTSTANDING SHARE DATA
This “Management’s Discussion and Analysis of Financial Condition and Results of Operation” includes information available to March 12, 2007. As of March 12, 2007 we had outstanding 232,104,141 common shares, options to acquire 7,486,784 common shares, warrants to acquire 3,224,520 common shares and convertible notes which are convertible into 11,111,111 common shares.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio and debt, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.
Interest Rate Risk
From time to time we invest excess cash in high quality short-term debt instruments. The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that, given the cash balances expected during 2007, a 1% change in interest rates would not materially impact our annual income.
We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.
Foreign Currency Exchange Rate Risk
While our major operating units transact most of their business in US dollars, many purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African rand and Ghanaian cedi. As a result, currency exchange fluctuations may impact the costs incurred at our operations. Gold is sold throughout the world based principally on the US dollar price, but portions of our operating expenses and some of our capital purchases are incurred in currencies other than the US dollar. The appreciation of non-US dollar currencies against the US dollar increases production costs and the cost of capital assets in US dollar terms at mines located outside the US, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies usually decreases production costs and capital asset purchases in US dollar terms.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss.
While in the past we have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates, during 2005 and 2006 we entered into forward purchase contracts for the South African rand and euros to hedge expected future purchases of capital assets in South Africa and Europe associated mostly with the Bogoso sulfide expansion project. We also hold portions of our cash reserves in non-US dollar currencies. We held no forward purchase contracts as of December 31, 2006.
Commodity Price Risk
Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for 2007 would result in a $4.0 million change in pre-tax earnings and cash flows.
During 2005 and 2006, to reduce the risk of unfavorable gold price fluctuations on our operating cash flows during the construction period of the Bogoso sulfide expansion project, we purchased puts to lock in minimum gold prices for portions of our expected gold sales in 2005, 2006 and 2007. As of December 31, 2006 we have 37,500 put options remaining which establish an average minimum price of $404 per ounce on 37,500 ounces of expected gold production spread monthly through the first quarter of 2007.
We also sold calls during 2005 to offset a portion of the costs of purchasing the puts. At December 31, 2006 we had 6,000 call options remaining which expire during the first quarter of 2007, each carrying a strike price of $525 per ounce.
Equity Price Risk
We have in the past and may in the future seek to acquire additional funding by sale of common shares. Movements in the price of our common shares have been volatile in the past and may be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements of
Golden Star Resources Ltd.

Independent Auditors’ Report
To the Shareholders of Golden Star Resources Ltd.
We have completed integrated audits of Golden Star Resources Ltd.’s consolidated financial statements for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 and of its internal control over financial reporting as of December 31, 2006. Our opinions, based on our audits, are presented below.
Consolidated financial statements
We have audited the accompanying consolidated balance sheets of Golden Star Resources Ltd. (the “Company”) as at December 31, 2006, and December 31, 2005, and the related consolidated statements of operations, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of the Company’s financial statements as at December 31, 2006 and for each of the three years in the period ended December 31, 2006 in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006, and December 31, 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in accordance with Canadian generally accepted accounting principles.
Internal control over financial reporting
We have also audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment that management did not maintain effective controls over the accounting for warrants denominated in Canadian dollars using accounting principles generally accepted in the United States (“US GAAP”), over vendor payments which resulted in unauthorized payments which could have resulted in material amounts of unauthorized disbursements and over the computation and review of the in-process inventory balances based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses: (i) As of December 31, 2006, management did not maintain effective controls over the accounting for warrants denominated in Canadian dollars using accounting principles generally accepted in the United States (“US GAAP”). As a result, warrants denominated in Canadian dollars were treated as equity instruments rather than as derivative instruments. This control deficiency resulted in the requirement to restate, on Form 10-Q/A, the Company’s interim consolidated financial statements for each of the three quarters ended September 30, 2006. In addition, this control deficiency could result in the misstatement of aforementioned accounts that would result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected. (ii) As of December 31, 2006, management did not maintain effective controls over vendor payments which resulted in unauthorized payments and which could have resulted in material amounts of unauthorized disbursements. In addition, this control deficiency could result in the misstatement of related accounts that would result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected. (iii) As of December 31, 2006, management did not maintain effective controls over the accounting for in-process inventory balances. Specifically, management did not maintain effective controls over the computation and review of the in process inventory calculation to ensure that appropriate components were properly reflected in the calculation. This control deficiency resulted in the requirement to restate, on Form 10-Q/A, the Company’s interim consolidated financial statements for each of the three quarters ended September 30, 2006. In addition, this control deficiency could result in the misstatement of aforementioned accounts that would result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as at December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

Chartered Accountants
Vancouver, British Columbia, Canada
March 13, 2007

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of US dollars except shares issued and outstanding)

	As of December 31,
	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,108	$89,709
Accounts receivable	8,820	6,560
Inventories (Note 3)	45,475	23,181
Future tax assets (Note 17)	—	6,248
Fair value of derivatives (Note 12)	—	1,220
Deposits (Note 4)	7,673	5,185
Prepaids and other	1,458	686

Total Current Assets	90,534	132,789

RESTRICTED CASH	1,581	5,442
LONG TERM INVESTMENTS (Note 5)	1,457	8,160
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 6)	167,983	167,532
PROPERTY, PLANT AND EQUIPMENT (Note 7)	93,058	84,527
MINING PROPERTIES (Note 8)	136,775	118,088
CONSTRUCTION IN PROGRESS (Note 9)	165,155	36,707
DEFERRED STRIPPING (Note 10)	—	1,548
FUTURE TAX ASSETS (Note 17)	6,657	8,223
OTHER ASSETS	574	1,587

Total Assets	$663,774	$564,603

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$19,012	$9,093
Accrued liabilities	25,516	17,051
Fair value of derivatives (Note 12)	685	4,709
Current portion of future tax liability (Note 17)	1,450	—
Asset retirement obligations (Note 13)	3,064	3,107
Current debt (Note 11)	19,424	6,855

Total Current Liabilities	69,151	40,815

LONG TERM DEBT (Note 11)	66,911	64,298
ASSET RETIREMENT OBLIGATIONS (Note 13)	16,034	8,286
FAIR VALUE OF DERIVATIVES (Note 12)	—	7,263
FUTURE TAX LIABILITY (Note 17)	42,154	45,072

Total liabilities	194,250	165,734

MINORITY INTEREST	7,424	6,629
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 207,891,358 at December 31, 2006; 205,954,582 at December 31, 2005	524,619	522,510
CONTRIBUTED SURPLUS	10,040	6,978
EQUITY COMPONENT OF CONVERTIBLE NOTES	2,857	2,857
DEFICIT	(75,416)	(140,105)

Total Shareholders’ Equity	462,100	392,240

Total Liabilities and Shareholders’ Equity	$663,774	$564,603

The accompanying notes are an integral part of these financial statements

By:	Lars-Eric Johansson — Director	By:	/s/ Peter J. Bradford — Director

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of US dollars except per share amounts)

	For the years ended December 31,
	2006	2005	2004

REVENUE
Gold sales	$122,586	$89,663	$60,690
Royalty income	4,026	4,178	3,049
Interest and other	2,078	1,624	1,290

Total revenues	128,690	95,465	65,029

PRODUCTION EXPENSES
Mining operations	92,730	79,609	39,095
Depreciation, depletion and amortization	21,460	15,983	8,096
Accretion of asset retirement obligation (Note 13)	835	752	645

Total mine operating costs	115,025	96,344	47,836

OPERATING EXPENSES
Exploration expense	1,462	951	895
General and administrative expense	10,873	8,631	8,197
Corporate development expense	—	248	4,504

Total production and operating expenses	127,360	106,174	61,432

Operating income/(loss)	1,330	(10,709)	3,597

OTHER EXPENSES, (GAINS) AND LOSSES
Derivative mark-to-market loss (Note 12)	9,589	11,820	—
Abandonment and impairment of mineral properties	1,847	1,403	470
Gain on partial sale of investment in EURO (Note 5)	(50,903)	(977)	—
Gain on sale of investment in Moto (Note 5)	(30,240)	—	—
Loss on equity investments	—	239	331
Interest expense	1,846	2,416	139
Foreign exchange (gain)/loss	(2,330)	574	280

Income/(loss) before minority interest	71,521	(26,184)	2,377

Minority interest	(794)	(277)	(1,277)

Net income/(loss) before income tax	70,727	(26,461)	1,100
Income tax expense/(recovery) (Note 17)	(6,038)	12,930	1,542

Net income/(loss)	$64,689	$(13,531)	$2,642

Net income/(loss) per common share — basic (Note 18)	$0.312	$(0.094)	$0.019
Net income/(loss) per common share — diluted (Note 18)	$0.308	$(0.092)	$0.018
Weighted average shares outstanding (millions of shares)	207.5	143.6	138.5

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Stated in thousands of US dollars)

					Equity
					component
	Number of				of
	Common	Share	Contributed surplus		convertible
	shares	capital	Warrants	Options	debentures	Deficit

Balance at December 31, 2003	132,924,278	$324,262	$2,361	$955	$—	$(129,216)

Warrants exercised	—	755	(755)	—	—	—
Option issued — net of forfeitures	—	—	—	1,218	—	—
Shares issued under options	767,180	1,239	—	(133)	—	—
Shares issued under warrants	8,494,609	14,332	—	—	—	—
Shares issued to acquire property	58,045	300	—	—	—	—
Net income	—	—	—	—	—	2,642

Balance at December 31, 2004	142,244,112	$340,888	$1,606	$2,040	$—	$(126,574)

Shares issued	31,589,600	75,864	—	—	—	—
Issue costs	—	(4,168)	—	—	—	—
Warrants issued	—	—	992	—	—	—
Warrants exercised	—	22	(22)	—	—	—
Option issued — net of forfeitures	—	—	—	2,476	—	—
Shares issued under options	312,940	722	—	(114)	—	—
Shares issued under warrants	385,000	718	—	—	—	—
Stock bonus	45,342	166	—	—	—	—
Shares issued to acquire property	31,377,588	108,298	—	—	—	—
Equity Component of Convertible Debentures	—	—	—	—	2,857	—
Net loss	—	—	—	—	—	(13,531)

Balance at December 31, 2005	205,954,582	$522,510	$2,576	$4,402	$2,857	$(140,105)

Options issued — net of forfeitures	—	—	—	1,842	—	—
Shares issued under options	1,932,776	4,818	—	(1,355)	—	—
Issue costs	—	(149)	—	—	—	—
Stock bonus	4,000	15	—	—	—	—
Reclassification of warrants to Contributed surplus	—	(2,575)	2,575	—	—
Net income	—	—	—	—	—	64,689

Balance at December 31, 2006	207,891,358	$524,619	$5,151	$4,889	$2,857	$(75,416)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of US dollars)

	For the years ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income/(loss)	$64,689	$(13,531)	$2,642

Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21,530	16,042	8,096
Amortization of loan acquisition cost	358	228	—
Deferred stripping	1,548	(191)	(1,357)
Loss on equity investment	—	239	331
Gain on sale of investments in Moto and EURO	(81,143)	(977)	—
Non-cash employee compensation	1,857	1,007	1,386
Impairment of deferred exploration projects	1,847	1,413	470
Income tax expense/(benefit)	6,347	(12,930)	(1,542)
Reclamation expenditures	(1,130)	(691)	(730)
Fair value of derivatives	3,640	10,752	—
Accretion of convertible debt	706	523	—
Accretion of asset retirement obligations	835	752	645
Minority interests	794	277	1,277

	21,824	2,913	11,218

Changes in assets and liabilities:
Accounts receivable	(4,077)	(2,853)	(2,802)
Inventories	(22,294)	(7,815)	(2,705)
Deposits	(67)	163	—
Accounts payable and accrued liabilities	10,716	8,817	8,204
Other	(758)	(165)	(5)

Net cash provided by operating activities	5,398	1,060	13,910

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(8,606)	(5,954)	(5,260)
Expenditures on mining properties	(15,784)	(26,631)	(18,302)
Expenditures on property, plant and equipment	(19,372)	(36,321)	(12,286)
Expenditures on mine construction in progress	(126,954)	(35,530)	(23,783)
Cash invested in short term investments	(21,080)	—	(38,850)
Cash provided by short term investments	21,080	38,850	—
Cash provided by draw down of restricted cash	3,861	—	—
Expenditure on purchase of Moto shares	(1,656)	—	—
Proceeds from sale of investment in Moto	38,952	—	—
Proceeds from sale of investment in EURO	33,202	—	—
Change in payable on capital expenditures	6,914	434	—
Sale of property	—	1,000	1,000
Long term investments	(300)	(2,871)	(4,971)
Deposits	(2,420)	(246)	(5,102)
Other	41	(220)	(894)

Net cash used in investing activities	(92,122)	(67,489)	(108,448)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	3,463	73,132	15,270
Debt repayments (Note 11)	(6,622)	(3,678)	(153)
Issuance of debt (Note 11)	27,431	74,191	2,328
Other	(149)	(384)	—

Net cash provided by financing activities	24,123	143,261	17,445

Increase/(decrease) in cash and cash equivalents	(62,601)	76,832	(77,093)
Cash and cash equivalents, beginning of period	89,709	12,877	89,970

Cash and cash equivalents end of period	$27,108	$89,709	$12,877

(See Note 19 for supplemental cash flow information)
The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars unless noted otherwise)
  1. Nature of operations
Through our subsidiaries we own a controlling interest in four significant gold properties in southern Ghana in West Africa:
•	Bogoso/Prestea property, which is comprised of the adjoining Bogoso and Prestea surface mining leases (“Bogoso/Prestea”);

•	Prestea Underground property (“Prestea Underground”);

•	Wassa property (“Wassa”); and

•	Hwini–Butre and Benso concessions (“HBB Properties”).
In addition to these gold properties we hold various other exploration rights and interests and are actively exploring in a variety of locations in West Africa and South America.
Bogoso/Prestea is owned by our 90% owned subsidiary Golden Star (Bogoso/Prestea) Limited (“GSBPL”) (formerly Bogoso Gold Limited) which was acquired in 1999. Bogoso/Prestea produced and sold 103,792 ounces of gold during 2006.
Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”) (formerly Wexford Goldfields Limited), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Construction and commissioning of Wassa’s new processing plant and open pit mine was completed at the end of March 2005 and the project was placed in service on April 1, 2005. Wassa produced and sold 97,614 ounces of gold in 2006.
The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. GSBPL owns a 90% operating interest in the Prestea Underground. We are currently conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.
Through our 100% owned subsidiary, St. Jude Resources Ltd. (“St. Jude”), we own the HBB Properties in southwest Ghana. The HBB Properties consist of the Hwini–Butre and Benso concessions which together cover an area of 201 square kilometers. Both concessions contain undeveloped zones of gold mineralization. The Hwini–Butre and Benso concessions are located approximately 75 and 45 kilometers south of Wassa, respectively. The mineralized zones have been delineated through the efforts of the prior owner who conducted extensive exploration work from the mid–1990s to 2005.
We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. As of December 31, 2006, we held indirect interests in gold exploration properties in Peru, Argentina and Chile through a 16.5% shareholding investment in Minera IRL (formerly Goldmin Consolidated Holdings). As of December 31, 2006, we also owned a 6% interest in EURO Ressources S.A. (“EURO”), a French publicly–traded royalty holding company.
Our corporate headquarters are located in Littleton, Colorado, USA and we also maintain a regional corporate office in Accra, Ghana. Our accounting records are kept in compliance with Canadian GAAP. All of our operations, except for certain exploration projects, keep financial records in US dollars.
  2. Summary of Significant Accounting Policies
Basis of consolidation and the preparation of financial statements
These consolidated financial statements are prepared and reported in United States (“US”) dollars and in accordance with generally accepted accounting principles in Canada (“Cdn GAAP”) which differ in some respects from GAAP in the United States (“US GAAP”). These differences in GAAP are quantified and explained in Note 24. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries whether owned directly or indirectly. All material inter-company balances and transactions have been eliminated.

Use of estimates
Preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that can affect reported amounts of assets, liabilities, revenues and expenses. The more significant areas requiring the use of estimates include asset impairments, stock based compensation, depreciation and amortization of assets, and site reclamation and closure accruals. Accounting for these areas is subject to estimates and assumptions regarding, among other things, ore reserves, gold recoveries, future gold prices, future operating costs, asset usage rates, and future mining activities. Management bases its estimates on historical experience and on other assumptions we believe to be reasonable under the circumstances. However, actual results may differ from our estimates.
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
Marketable securities
Short term investments in publicly traded marketable securities are recorded at cost or at quoted market prices if a permanent devaluation of the security has occurred. The market value is based on the closing price at the end of the period, as reported on recognized securities exchanges.
Inventories
Inventory classifications include “stockpiled ore,” “in-process inventory,” “finished goods inventory” and “materials and supplies.” All of our inventories are recorded at the lower of cost or market. The stated value of all production inventories include direct production costs and attributable overhead and depreciation except for materials and supplies inventories.
Stockpiled ore represents coarse ore that has been extracted from the mine and is awaiting processing. Stockpiled ore is measured by estimating the number of tonnes (via truck counts or by physical surveys) added or removed from the stockpile, the number of contained ounces (based on assay data) and estimated gold recovery percentage. Stockpiled ore value is based on the costs incurred (including depreciation and amortization) in bringing the ore to the stockpile. Costs are added to the stockpiled ore based on current mining costs per tonne and are removed at the average cost per recoverable ounce of gold in the stockpile.
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
Finished goods inventory is composed of saleable gold in the form of doré bars that have been poured but not yet delivered to the buyer. The bars are valued at the lower of total cost or market value. Included in the total costs are the direct costs of the mining and processing operations as well as direct overhead, amortization and depreciation.
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
Management periodically reviews, on a property-by-property basis, the carrying value of such properties including the costs of acquisition, exploration and development incurred to date. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of contained or potential mineralized materials, potential reserves, anticipated future mineral prices, the anticipated costs of additional exploration and, if warranted, costs of potential future development and operations, and the expiration terms and ongoing expenses of maintaining leased mineral properties. We do not set a pre-determined holding period for properties with unproven reserves; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted and if their carrying values are appropriate.
If an exploration property is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. Any subsequent costs incurred for that property are expensed as incurred.
The accumulated costs of mineral properties are reclassified as mine property and depleted on a units-of-production basis at such time as production commences.
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
Deferred stripping
Prior to December 31, 2006 we employed a deferred stripping accounting convention to capitalize the costs of waste rock mined from one of our open pit mines during periods when waste rock is removed in amounts that exceed the life-of-mine average waste removal rate. The amount of stripping costs to be capitalized in each period was calculated by determining the tonnes of waste moved in excess of the life-of-pit average strip ratio and valuing the excess tonnage of removed waste at the average mining cost per tonne during the period. Costs were recovered in periods when the actual tonnes of waste moved are less than what would have been moved at the average life-of-pit rate, such tonnes being valued at the rolling average cost of the waste tonnage amounts capitalized.
The capitalized component of waste rock removal costs is shown on our consolidated balance sheets in the line item titled “Deferred Stripping.” The cost impact is included in the Statements of Operations in the line item titled “Mining operations.”
Asset retirement obligations
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
Foreign currencies and foreign currency translation
Our functional currency is the US dollar. Transaction amounts denominated in foreign currencies are translated to US dollars at exchange rates prevailing at the date of the transaction. The carrying value of monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Non-monetary assets are translated at the rates of exchange prevailing when the assets were acquired or the liabilities assumed. Revenue and expense items are translated at the average rate of exchange during the period. Translation gains or losses are included in net earnings for the period.
Canadian currency in these financial statements is denoted as “Cdn$,” European Common Market currency is denoted as “Euro” or “ €,” and Ghanaian currency is denoted as “Cedi” or “Cedis.”
Income taxes
Income taxes comprise the provision (or recovery) for taxes actually paid or payable and for future taxes. Future income taxes are computed using the asset and liability method whereby future income tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Future income tax assets and liabilities are computed using income tax rates in effect when the temporary differences are expected to reverse. The effect on the future tax assets and liabilities of a change in tax rates is recognized in the period of substantive enactment. The provision or recovery for future taxes is based on the changes in future tax assets and liabilities during the period. In estimating future income tax assets, a valuation allowance is determined to reduce the future tax assets to amounts that are more likely than not to be realized.
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
Revenue recognition
Revenue from the sale of gold is recognized when title and the risk of ownership pass to the buyer. Title and risk of ownership pass to the buyer when doré is delivered to the buyer’s refinery. Our gold is sold to a South African gold refinery and revenue is recognized when title is transferred to the customer at the refinery. The sales price is based on the London P.M. fix on the day of delivery.
Revenues from by-products are credited against operating costs and not included in revenues. By-product revenues have been de minimis to date at our existing properties.
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
Derivatives
At various times we utilize forward foreign exchange and commodity price derivatives to manage exposure to fluctuations in foreign currency exchange rates and gold prices. We do not employ derivative financial instruments for trading purposes or for speculative purposes. Our derivative instruments are recorded on the balance sheet at fair value with changes in fair value recognized in earnings at the end of each period in an account titled “Derivative mark-to-market loss”.
Recent accounting pronouncements
Section 1530 – Comprehensive Income – This Section introduces new disclosure requirements regarding comprehensive income and its components, as well as net income, in the financial statements. As a consequence, certain unrealized gains and losses, which would otherwise be excluded from the calculation of net income and be assigned directly to shareholders’ equity, will be used to calculate comprehensive income. This section will be effective for fiscal years beginning on or after October 1, 2006. We adopted this new requirement in our January 2007 reporting.
Section 3855 – Financial Instruments – Recognition and Measurement – This section determines the time and value at which a financial instrument must be recorded in the balance sheet. In some cases, it may be measured at fair value or, in other cases, at cost. The standard also provides for the manner in which gains and losses related to financial instruments are to be recorded. This section will be effective for interim periods and fiscal years beginning on or after October 1, 2006. We adopted this new requirement in our January 2007 reporting.
Section 3865 – Hedges – This section provides guidance for hedge accounting when applied to certain derivatives that meet the definition of a hedge. Application of Section 3865 to derivatives that qualify as a hedges is optional, but once a derivative is classified as a hedge, the provisions of Section 3865 are then mandatory. Section 3865 replaces AcG-13, “Hedging Relationships” and completes the provisions of Section 1650, “Foreign Currency Translation”, by addressing how to account for hedges and related disclosure of information requirements. This section will be effective for fiscal years beginning on or after October 1, 2006. We adopted this new requirement in our January 2007 reporting.
Section 3861 – Financial Instruments – Disclosure and Presentation replaces Section 3860, “Financial Instruments – Disclosure and Presentation”, and establishes the requirements for presentation and disclosure of financial instruments and non-financial derivatives.
EIC-160 — On March 2, 2006, the CICA Emerging Issues Committee (‘‘EIC’’) issued EIC 160 ‘‘Stripping Costs Incurred in the Production Phase of a Mining Operation” This EIC requires stripping costs to be accounted for as variable production costs to be included in inventory unless the stripping activity can be shown to be a betterment of the mineral property, in which case the stripping costs would be capitalized. A betterment occurs when stripping activity increases future output of the mine by providing access to additional sources of reserves. Capitalized stripping costs would be amortized on a units-of-production basis over the proven and probable reserves to which they relate. We adopted this new requirement in our January 2007 reporting. As at December 31, 2006, the Company does not have any deferred stripping costs capitalized.

  3. Inventories

	As of December 31,
	2006	2005
Stockpiled ore	$18,244	$5,753
In–process	4,596	3,106
Materials and supplies	22,635	14,322

Total	$45,475	$23,181
There were approximately 92,000 and 16,000 recoverable ounces of gold in ore stockpile inventories at December 31, 2006 and 2005, respectively. The stockpile inventories are for the most part short-term surge piles which will be processed in the next 12 months or less.
  4. Deposits
Represents cash advances and payments for equipment and materials purchases by our mines which are not yet delivered on-site.
  5. Long term investments
Investment in Minera IRL
At December 31, 2006 we held a 16.3% interest in Minera IRL, a privately held gold exploration company which operates in South America. In the year ended December 31, 2005 we accounted for our investment as an equity investment, but by March 31, 2006 we no longer had significant influence, and we now account for the investment on the cost basis at $1.5 million.
Investment in Moto Goldmines Limited
At December 31, 2005 we held approximately 11% of the outstanding common shares of Moto Goldmines Limited (“Moto”), a gold exploration and development company publicly traded in Canada, with a focus on gold exploration and development in the Democratic Republic of Congo. In March 2006 we exercised our remaining one million warrants increasing our total ownership to six million common shares, and immediately afterward sold all six million common shares in a “bought–deal” transaction in Canada for Cdn$7.50 per share. The sale of the six million shares resulted in net proceeds to Golden Star of $39.0 million (Cdn$45.0 million) yielding a pre–tax capital gain of $30.2 million.
Investment in EURO
EURO’s most significant asset is its royalty from the Rosebel mine in Suriname, owned and operated by IAMGold Corporation. At December 31, 2005 we owned 53% of EURO’s outstanding common shares and as such consolidated EURO’s financial results with our own.
During the second quarter of 2006 we sold 362,029 of our EURO shares in open market transactions realizing approximately $0.7 million of cash. On June 19, 2006 we sold an additional four million EURO shares in a private transaction for $2.5 million of cash. The purchasers of the four million shares have agreed to pay additional consideration to Golden Star if they sell the shares at a gain.
The combined share sales during the second quarter diluted our holding in EURO‘s common shares to approximately 43%. In response to our reduced ownership position, the equity method of accounting was adopted on June 20, 2006 for our remaining interest in EURO. Under the equity accounting method, our consolidated financial statements no longer include EURO’s assets and liabilities. The net effect of the change in accounting method resulted in recognition of $17.7 million of non-cash gains in the second quarter of 2006. The total gain from the change in our EURO ownership position, consisting of $3.2 million in cash received from sale of shares and $17.7 million from the change in accounting method, is $20.9 million.
During December 2006, we sold approximately eighteen million common shares of EURO Ressources S.A. (“EURO”) in a series of public and private transactions, resulting in the reduction of Golden Star’s ownership interest in EURO to approximately three million EURO shares or approximately 6% of its outstanding equity. Net proceeds of the sale totaled approximately $30.0 million and as a result of this sale, the earlier sales and the change to the equity method of accounting we recognized a total gain of $50.9 million.

Since our investment in EURO was diluted to less than 20% in December 2006, we now account for the investment on the cost basis at zero carrying value. The market value of the remaining EURO common shares was $5.7 million at December 31, 2006 based on EURO’s closing share price as of that date.
In addition to the remaining approximate 6% shareholding in EURO as of December 31,2 006, we hold a residual participation right payable by EURO, based on gold production from IAMGold’s Gross Rosebel Mine on gross gold production in excess of 2.0 million ounces and less than 7.0 million ounces and an option to joint venture the Paul Isnard Project in French Guiana with EURO.
  6. Deferred exploration and development costs
Consolidated property expenditures on our exploration projects for the year ended December 31, 2006 were as follows:

	Deferred					Deferred
	Exploration &					Exploration &
	Development	Capitalized			Transfer to	Development
	Costs as of	Exploration	Acquisition		mining	Costs as of
	12/31/05	Expenditures	Costs	Impairments	properties	12/31/06
AFRICAN PROJECTS
Akropong trend and other Ghana	$4,947	$95	$—	$—	$(4,209)	$833
Prestea property – Ghana	2,074	25	—	—	(2,099)	—
Hwini–Butre and Benso – Ghana	135,832	4,486	2,397	—	—	142,715
Mano River – Sierra Leone	1,285	927	—	(197)	—	2,015
Afema – Ivory Coast	1,028	484	—	—	—	1,512
Goulagou – Burkina Faso	18,247	288	254	—	—	18,789
Other Africa	1,750	422	(1,090)	—	—	1,082
SOUTH AMERICAN PROJECTS
Saramacca – Suriname	731	50	—	—	—	781
Bon Espoir – French Guiana	1,382	268	—	(1,650)	—	—
Other South America	256	—	—	—	—	256

Total	$167,532	$7,045	$1,561	$(1,847)	$(6,308)	$167,983
Consolidated property expenditures on our exploration projects for the year ended December 31, 2005 were as follows:

	Deferred					Deferred
	Exploration &					Exploration &
	Development	Capitalized			Transfer to	Development
	Costs as of	Exploration	Acquisition		mining	Costs as of
	12/31/04	Expenditures	Costs	Impairments	properties	12/31/05
AFRICAN PROJECTS
Akropong trend and other Ghana	$2,443	$2,824	$—	$(320)	$—	$4,947
Prestea property – Ghana	2,067	7	—	—	—	2,074
Hwini–Butre and Benso – Ghana	—	—	135,832	—	—	135,832
Mano River – Sierra Leone	758	527	—	—	—	1,285
Afema – Ivory Coast	—	918	110	—	—	1,028
Goulagou – Burkina Faso	—	—	18,247	—	—	18,247
Mininke – Mali	1,033	50	—	(1,083)	—	—
Other Africa	—	—	1,750	—	—	1,750
SOUTH AMERICAN PROJECTS
Saramacca – Suriname	394	337	—	—	—	731
Bon Espoir – French Guiana	501	881	—	—	—	1,382
Other South America	256	—	—	—	—	256

Total	$7,452	$5,834	$155,649	$(1,403)	$—	$167,532

  7. Property, plant and equipment

	As of December 31, 2006			As of December 31, 2005
			Property,			Property,
	Property,		Plant and	Property,		Plant and
	Plant and		Equipment	Plant and		Equipment,
	Equipment	Accumulated	Net Book	Equipment	Accumulated	Net Book
	at Cost	Depreciation	Value	at Cost	Depreciation	Value
Bogoso/Prestea	$57,392	$13,263	$44,129	$40,802	$8,240	$32,562
Prestea Underground	236	—	236	2,748	—	2,748
Wassa	55,785	7,618	48,167	50,701	1,985	48,716
EURO Ressources	—	—	—	1,456	1,449	7
Corporate & Other	924	398	526	611	117	494

Total	$114,337	$21,279	$93,058	$96,318	$11,791	$84,527
  8. Mining properties

	As of December 31, 2006			As of December 31, 2005
			Mining			Mining
	Mining		Properties,	Mining		Properties,
	Properties at	Accumulated	Net Book	Properties at	Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Bogoso/Prestea	$51,868	$33,241	$18,627	$46,970	$28,792	$18,178
Prestea Underground	28,891	—	28,891	21,612	—	21,612
Bogoso Sulfide	13,352	—	13,352	13,065	—	13,065
Mampon	15,721	—	15,721	15,062	—	15,062
Wassa	58,578	11,234	47,344	50,810	5,104	45,706
Other	12,840	—	12,840	4,465	—	4,465

Total	$181,250	$44,475	$136,775	$151,984	$33,896	$118,088
  9. Construction-in-progress
At December 31, 2006 and 2005, mine construction–in–progress represents costs incurred for the Bogoso Sulfide Expansion Project since the beginning of 2005. Included in the total are costs of development drilling, plant equipment purchases, materials and construction costs, payments to the construction contractors, mining equipment costs, capitalized interest and pre-production stripping costs.

	As of December 31,
	2006	2005
Plant construction cost	$118,826	$27,655
Mining equipment cost	10,505	—
Pre-production stripping cost	22,397	—
Sub-total	151,728	27,655
Costs prior to project commencement	7,216	7,216
Capitalized interest	6,211	1,836

Total	$165,155	$36,707
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
Deferred stripping costs on our 2006 financial statements were related to the Plant-North pit at Prestea. The Plant-North pit was closed in late 2006 upon completion of mining activities.

During the year ended December 31, 2006 all the remaining deferred stripping cost of $1.5 million was recovered.
11.	Debt

	As of December 31,
	2006	2005
Current debt:
Bank loan – EURO (Note a)	$—	$2,667
Debt facility (Note b)	6,875	—

Equipment financing loans (Note c)	12,549	4,188

Total current debt	$19,424	$6,855
Long term debt:
Bank loan – EURO (Note a)	$—	$5,000
Debt facility (Note b)	8,125	—
Equipment financing loans (Note c)	10,413	11,632
Convertible notes (Note d)	48,373	47,666

Total long term debt	$66,911	$64,298

(a)	Bank loan – As a result of the sale of the EURO shares during the year (see Note 5), Golden Star no longer consolidates the financial statements of EURO. Therefore the EURO bank loan is not included within consolidated debt as of December 31, 2006.

(b)	Debt facility – On October 11th, 2006, GSBPL entered into an agreement for a $15.0 million debt facility with two Ghana-based banks known as Ecobank Ghana Limited and Cal Bank Limited. The $15.0 million was drawn down in October and November and is repayable over a term of 24 months starting 3 months after draw-down at an interest rate of US prime (currently 8.25%) plus 1%. Loan fees totaled one percent of the facility amount. The debt is secured by the non-mobile assets of Bogoso/Prestea and proceeds are to be used to cover construction costs of the Bogoso Sulfide Expansion Project. There are no hedging requirements or equity-type incentives required under the facility. Due to the short term nature of this facility, the fair value of the debt facility approximates the book value at December 31, 2006.

(c)	Equipment financing credit facility – We maintain an equipment financing facility between Caterpillar Financial Services Corporation, GSBPL and GSWL, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment. This facility is reviewed annually. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw–down is fixed at the date of the draw–down using the Federal Reserve Bank 2–year or 5–year swap rate or LIBOR plus 2.38%. As of December 31, 2006, $23.0 million was outstanding under this facility. The average interest rate on the outstanding loans is approximately 6.7%. We estimate the fair value of the equipment financing facility to be approximately $21.7 million at December 31, 2006.

(d)	Convertible notes – We sold $50 million of senior unsecured convertible notes to a private investment fund on April 15, 2005. These notes were issued at par and bear interest at 6.85%. They are convertible at any time at the option of the holder at a conversion price of $4.50 per common share. At the maturity date, April 15, 2009, we have the option to repay the outstanding notes with i.) cash, ii.) common shares issued to the note holders or iii.) a combination of cash and common shares. For any notes repaid in common shares the number of shares will be determined by dividing the loan balance by an amount equal to 95% of the average price over the 20 trading day period ended five days before the notes are due. Due to the beneficial conversion feature, approximately $47.1 million of the note balance was initially classified as a liability and $2.9 million was classified as equity. Periodic accretion will increase the liability to the full $50 million amount due (after adjustments, if any, for converted notes) by the end of the note term. The periodic accretion is included in interest expense. A total of $6.2 million of interest on the convertible notes has been capitalized as Bogoso sulfide expansion project costs. The loan fees totaled approximately $0.9 million, this amount was capitalized and is being amortized over the term of the notes. The remaining balance of $0.6 million was included in other assets at December 31, 2006. We estimate the fair value of the convertible notes to be approximately $47.5 million at December 31, 2006.

12.	Derivatives
EURO – In January 2005, EURO, then a majority owned subsidiary, entered into a series of derivative contracts in conjunction with a $6.0 million loan agreement. EURO’s derivatives are tied to a future stream of gold royalty payments EURO expects to receive from IAMGold Corporation, which purchased a mining property interest from Golden Star in 2002. Golden Star originally owned the royalty but sold the royalty to EURO in 2004. In September 2005, EURO entered into a second set of derivative contracts related to a further $3.0 million debt facility.
During 2005, we recorded a realized derivative loss of $0.5 million for cash settlement of the first four quarterly tranches and we recorded $9.6 million of unrealized, non–cash, mark–to–market losses as of December 31, 2005. During the first half of 2006 we recorded $0.8 million payments to EURO’s counterparties for expiring positions and an additional $4.1 million mark–to–market loss for the period ended June 19, 2006.
As a result of the sale of our EURO shares in June 2006 (see Note 5), we no longer consolidate the financial statements of EURO. Therefore, the EURO derivative contract liability is not included in our consolidated balance sheet as of December 31, 2006.
Gold Derivatives – To provide gold price protection during the 2005/2006 construction phase of the Bogoso Sulfide Expansion Project, we purchased a series of gold puts. The first purchase occurred in the second quarter of 2005 when we purchased put options on 140,000 ounces of gold at an average floor price of $409.75, paying approximately $1.0 million in cash for the options.
We purchased an additional 90,000 put options in the third quarter of 2005 locking in a $400 per ounce floor for each of the 90,000 ounces. Increases in the gold price during 2006 resulted in a nil value for our remaining puts at December 31, 2006. This was $0.1 million less than the value at December 31, 2005 and approximately $1.0 million less than the initial purchase cost. We have 37,500 ounces of put options with an average strike price of $404 per ounce remaining at December 31, 2006.
To acquire the put options in the third quarter of 2005, we sold 90,000 ounces of call options with a strike price of $525 per ounce. The revenue from the sale of the call options exactly offset the cost of the put options bought in the same quarter. At the beginning of 2006 there were 65,000 call options outstanding. During the second quarter of 2006 we bought back 30,000 ounces of call options for $2.6 million. In addition, call options for 29,000 ounces were exercised during the year requiring total payments of $2.6 million to the counterparty. The lower number of call options held by the Company at December 31, 2006 resulted in a lower mark-to-market value and accordingly we recorded a $1.6 million derivative gain on the calls. At December 31, 2006 our gold call obligation consists of 6,000 ounces at $525 per ounce, and at the date of this report there are none.
Foreign Currency Forward Positions – To help control the potential adverse impact of fluctuations in foreign currency exchange rates on the cost of equipment and materials we expected to purchase during the 2006 construction phase of the Bogoso Sulfide Expansion Project, we entered into forward contracts. These contracts, established without cost, had a fair value of nil and $1.0 million at December 31, 2006 and December 31, 2005, respectively.
The following table summarizes our derivative contracts at December 31, 2006:

Scheduled for
settlement in
first quarter of
At December 31, 2006	2007
Gold put options
Ounces (thousands)	37.5
Average price per ounce ($)	404
Gold call options
Ounces (thousands)	6
Average price per ounce ($)	525

		Fair value of
		EURO
	December 31,	derivative on	December 31,	(Expense)/
Fair Value of Derivatives	2006	June 19, 2006	2005	Gain
Cash–settled forward gold price agreements	$—	$(13,707)	$(9,560)	$(4,147)
Puts	—	—	74	(74)
Calls	(685)	—	(2,250)	1,565
Rand forward purchases	—	—	1,146	(1,146)
Euro forward purchases	—	—	(162)	162

Unrealized loss	$(685)	$(13,707)	$(10,752)	$(3,640)

Realized loss
Cash–settled forward gold price agreements				(757)
Calls				(5,192)

Total derivative loss				$(9,589)
13.	Asset retirement obligations
Our Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future closure costs associated with reclamation, demolition and stabilization of our Bogoso/Prestea and Wassa mining and ore processing properties. Included in this liability are the costs of mine closure and reclamation, processing plant and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on–going reclamation costs will be incurred prior to mine closure. These costs are recorded against the current asset retirement obligation liability as incurred. The total undiscounted amount of the estimated cash flows is $30.5 million.
The changes in the carrying amount of the ARO during 2006 and 2005 were as follows:

	2006	2005
Balance at January 1	$11,393	$8,660
Accretion expense	835	752
Cost of reclamation work performed	(1,130)	(691)
Additions, change in estimates and other	8,000	2,672

Balance at December 31	$19,098	$11,393

Current portion	$3,064	$3,107
Long term portion	$16,034	$8,286
The new liabilities incurred during 2006 relates to the greater reclamation liability associated with the Bogoso Sulfide Expansion Project, the reclamation liability incurred with the development of the Pampe properties and the mining of the SAK pits at Wassa. The increased liability relates to the reclamation associated with the removal of the plant, the expanded tailings facility and the increased size of the pits and dumps. We also completed a reclamation study for bonding as required by the Ghana Environmental Protection Agency (“EPA”) and updated our cost estimates based on the results of the study.
The undiscounted cash flows used to determine the ARO are $31.5 million. A credit adjusted risk free rate of 9.25% was used to discount our additions to the ARO during 2006.
14.	Commitments and contingencies
Our commitments and contingencies include the following items:
(a)	Environmental Regulations – The Company’s mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. As such we cannot predict the full amount of our future expenditure to comply with these laws and regulations. We conduct our operations so as to protect the environment and believe our operations are in compliance with applicable laws and regulations in all material respects.

(b)	Environmental Bonding in Ghana – In 2005, pursuant to a reclamation bonding agreement between the EPA and GSWL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. In addition, pursuant to a bonding agreement between the EPA and GSBPL we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit.

(c)	Cash Restricted for Environmental Rehabilitation Liabilities – In 1999, we were required, according to the acquisition agreement with the sellers of GSBPL, to restrict $6.0 million of cash to be used for the ongoing and final reclamation and closure costs at Bogoso. Between 1999 and 2001 we withdrew $2.6 million of the restricted cash to cover our out–of–pocket cash reclamation costs. In early 2006, GSBPL met the EPA’s bonding requirements and as a result the sellers of GSBPL released the remaining $3.5 million to us in September 2006.

(d)	Royalties –
(i)	Dunkwa Properties: As part of the acquisition of the Dunkwa properties in August 2003, we agreed to pay the seller a net smelter return royalty on future gold production from the Mansiso and Asikuma properties. Per the acquisition agreement, there will be no royalty due on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices at or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

(ii)	Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 6% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and Wassa.

(iii)	Benso: Benso is subject to a 1.5% net smelter return royalty and a $1.00 per ounce gold production royalty. The smelter return royalty may be purchased for $4.0 million (or $6.0 million if a feasibility study indicates more than 3.5 million ounces of recoverable gold) and the gold production royalty may be purchased for $0.5 million.

(iv)	Riyadh: Riyadh is subject to a 10% net smelter return royalty.

(v)	Prestea Underground – The Prestea Underground is subject to a 2.5% net profits interest on future income. Ownership of the 2.5% net profit interest is currently held by the bankruptcy trustee overseeing liquidation of Prestea Gold Resources Limited, our former joint venture partner in the Prestea Underground.
(e)	Afema Project – On March 29, 2005 we entered into an agreement with Societe d’Etat pour le Development Minier de la Cote d’Ivoire (“SO.DE.MI.”), the Cote d’Ivoire state mining and exploration company, to acquire its 90% interest in the Afema gold property in south–east Cote d’Ivoire. Golden Star has the right to complete the transaction to acquire 100% of SO.DE.MI.’s rights in the Afema property for $1.5 million. In addition to the acquisition payment, we agreed to pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty is indexed to the gold price and ranges from 2% of net smelter returns at gold prices below $300 per ounce to 3.5% of net smelter returns for gold prices exceeding $525 per ounce. If we proceed with the $1.5 million payment to acquire full rights to the property, the purchase agreement requires us to spend an additional $3.5 million on exploration work at Afema, subject to exploration success, over the following three and a half years.

(f)	Hwini-Butre – As part of the Sales Agreement for the purchase of the HBB properties, Golden Star has agreed to pay B.D. Goldfields Ltd an additional $1.0 million upon receipt of all the necessary licenses, permits, approvals and consents required to mine the Hwini-Butre concession.

(g)	We are engaged in routine litigation incidental to our business. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of non–compliance with environmental laws and regulations.

15.	Warrants
The following warrants were outstanding as of December 31, 2006 and 2005.

		Warrants
Issued with:	Date issued	outstanding	Exercise price	Expiration date
Equity offering	February 14, 2003	8,448,334	Cdn$4.60	February 14, 2007
St. Jude acquisition	December 21, 2005	3,240,000	Cdn$4.17	November 20, 2008

Total		11,688,334
The 8.4 million warrants expired on February 14, 2007 traded on the Toronto Stock Exchange under the symbol GSC.WT.A. During 2005, 385,000 warrants were exercised resulting in cash proceeds of $0.7 million to Golden Star.
16.	Stock based compensation
Stock Options – We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “Plan”) and options are granted under this plan from time to time at the discretion of the Compensation Committee. Options granted are non–assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock. Under the plan we reserved an aggregate of 15,000,000 shares of common stock for issuance pursuant to the exercise of options of which 5,647,150 are available at December 31, 2006. Options take the form of non–qualified stock options, and the exercise price of each option is not less than the market price of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Compensation Committee.
In addition to options issued under the Plan, 2,533,176 options were issued to various employees of St. Jude in exchange for St. Jude options of which 792,000 remain unexercised as of December 31, 2006. All of the remaining unexercised options held by St. Jude employees are vested. All figures shown below include the options issued to St. Jude employees.
Amounts recognized in the statements of operations with respect to the Plan are as follows:

	2006	2005	2004
Total stock compensation cost during the period	$1,842	$900	$1,400
We granted 1,411,750, 514,000 and 855,000 options under the Plan during the years ended December 31, 2006, 2005 and 2004, respectively. Golden Star does not receive a tax deduction for the issuance of options. As a result we did not recognize any income tax benefit related to the stock compensation expense during the years ended December 31, 2006, 2005 and 2004.
The fair value of options granted during 2006 and 2005 were estimated at the grant dates using the Black–Scholes option–pricing model based on the assumptions noted in the following table:

	2006	2005	2004
Expected volatility	50.67 to 63.83%	27.3 to 34.9%	36%
Risk–free interest rate	4.00% to 4.70%	2.75% to 3.50%	3.72% to 4.06%
Expected lives	4 to 7 years	0.5 to 5 years	3.5 to 5 years
Dividend yield	0%	0%	0%
In 2006, expected volatilities are based on the mean reversion tendency of the volatility of Golden Star’s shares and its peer group. Golden Star uses historical data to estimate share option exercise and employee departure behavior used in the Black–Scholes model; groups of employees that have dissimilar historical behavior are considered separately for valuation purposes. The expected term of the options granted represents the period of time that the options granted are expected to be outstanding; the range given above results from certain groups of employees exhibiting different post–vesting behaviors. The risk–free rate for periods within the contractual term of the option is based on the Canadian Chartered Bank Administered Interest rates in effect at the time of the grant.

A summary of option activity under the Plan as of December 31, 2006 and changes during the year then ended is presented below:

		Weighted–	Weighted–
		Average	Average	Aggregate
		Exercise	Remaining	intrinsic
	Options	price	Contractual	value
	(000’)	(Cdn$)	Term (Years)	($000)
Outstanding as of December 31, 2005	7,390	2.75	5.2	$ 2,533
Granted	1,412	3.59	9.6
Exercised	(1,933)	1.96	—	(3,162)
Forfeited	(313)	5.89

Outstanding as of December 31, 2006	6,556	2.98	5.7	3,583

Exercisable at December 31, 2006	5,381	2.73	5.0	$ 2,668

	Options outstanding			Options exercisable
		Weighted–			Weighted-
	Number	average	Weighted-	Number	average
	outstanding at	remaining	average	exercisable at	exercise
Range of exercise	December 31,	contractual	exercise price	December 31,	price
prices (Cdn$)	2006	life (years)	(Cdn$)	2006	(Cdn$)
1.00 to 2.50	3,396	3.5	1.58	3,396	1.58
2.51 to 4.00	1,882	8.4	3.46	1,078	3.43
4.01 to 7.00	1,234	7.5	5.90	863	6.07
7.01 to 10.00	44	7.0	9.07	44	9.07

	6,556	5.7	2.98	5,381	2.73
The weighted–average grant date fair value of share options granted during the years ended December 31, 2006, 2005 and 2004 was Cdn$2.61, Cdn$0.95 and Cdn$2.45, respectively. The intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $3.2 million, $0.4 million, and $4.4 million, respectively.
A summary of the status of non–vested options at December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

		Weighted
		average
	Number of	grant date
	options	fair value
	(‘000)	(Cdn$)
Non-vested at January 1, 2006	670	1.95
Granted	1,412	2.61
Vested	(764)	2.43
Forfeited	(143)	2.36

Non-vested at December 31, 2006	1,175	2.38
As of December 31, 2006 there was a total unrecognized compensation cost of Cdn$2.0 million related to share–based compensation granted under the Plan. That cost is expected to be recognized over a weighted–average period of 2.2 years. The total fair values of shares vested during the year ended December 31, 2006, 2005 and 2004 were Cdn$1.9 million, Cdn$2.9 million, and Cdn$ 1.7 million, respectively.
Stock Bonus Plan – In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full–time or part–time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock of which 495,162 common shares had been issued as of December 31, 2006.
During the year ended December 31, 2006 and 2005 we issued 4,000 and 45,342 common shares, respectively, to employees under the Bonus Plan.

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
Our future tax assets and liabilities at December 31, 2006 and 2005 include the following components:

	December 31,
	2006	2005
Future tax assets:
Offering costs	$1,489	$2,577
Non-capital loss carryovers	64,228	62,745
Capital loss carryovers	1,361	12,206
Mine property costs	10,883	10,840
Reclamation costs	3,225	1,226
Derivatives	2,664	4,288
Other	887	1,479
Valuation allowance	(37,227)	(39,240)

Future tax assets	$47,510	$56,121

Future tax liabilities:
Mine property costs	$81,870	$85,575
Derivatives	439	388
Conversion feature discount	529	759
Other	1,619	—

Future tax liabilities	84,457	86,722

Net future tax assets/(liabilities)	$(36,947)	$(30,601)

Reconciliation of net future tax assets/(liabilities) to Balance sheet:

Current portion of future tax assets	—	6,248
Future tax assets	6,657	8,223
Current portion of future tax liability	(1,450)	—
Future tax liability	(42,154)	(45,072)

Net future tax assets/(liabilities)	$(36,947)	$(30,601)

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	2006	2005
Canada	$24,692	$23,712
France	—	5,584
Ghana	12,535	9,944

Total valuation allowance	$37,227	$39,240
During 2006 $5.6 million of valuation allowance related to France was eliminated due to the deconsolidation of EURO.

The provision for income taxes includes the following components:

	2006	2005	2004
Current
Canada	$—	$—	$—
Foreign	—	—	—

Future
Canada	4,926	(4,926)	—
Foreign	1,112	(8,004)	(1,542)

Total	$6,038	$(12,930)	$(1,542)
A reconciliation of expected income tax on net income before minority interest at statutory rates with the actual expenses (recovery) for income taxes is as follows:

	2006	2005	2004
Net income /(loss) before minority interest	$71,521	$(26,184)	$2,377
Statutory tax rate	32.5%	32.5%	32.1%

Tax expense/(benefit) at statutory rate	23,258	(8,515)	763

Foreign tax rates	(7,104)	(3,296)	(152)
Change in tax rates	(2,634)	568	—
Non-taxable portion of capital (gains)/losses	(5,555)	270	3,174
Expired loss carryovers	842	16,287	1,450
Deconsolidation of EURO carryovers and tax basis	(1,894)	—	—
Ghana investment allowance	—	(666)	(316)
Non-deductible stock option compensation	599	274	445
Non-deductible expenses	36	163	119
Non-taxable income	(624)	—	—
Tax loss of EURO shares	—	—	(2,898)
Loss carryover not previously recognized	(402)	(444)	4,447
Intercompany asset basis not deductible	—	6,320	—
Ghana property basis not previously recognized	—	862	(2,733)
Non-deductible Ghana property basis	2,213	597	—
Change in future tax assets due to exchange rates	(637)	238	(3,919)
Change in valuation allowance	(2,060)	(25,588)	(1,922)

Income tax expense /(recovery)	$6,038	$(12,930)	$(1,542)
During 2006, 2005 and 2004, we recognized $4.2 million, $0.3 million and $6.4 million, respectively, of share offering costs. Shareholders’ equity has been credited in the amounts of $1.3 million, $0.1 million and $2.1 million for the tax benefits of these deductions; however a valuation allowance had been provided against their full amount. In addition, in 2005 we reported a $2.9 million discount related to our convertible debt. Shareholders’ equity has been charged in the amount of $0.9 million for the associated tax expense. A $0.4 million valuation allowance has been provided in shareholders’ equity for the net tax impact of the share offering costs and discount items.
At December 31, 2006 we had tax pool and loss carryovers expiring as follows:

	Canada	Ghana
2007	$356
2008	1,897
2009	2,339
2010	1,099
2014	10,622
2015	5,969
2026	3,996
Indefinite	8,368	$222,732

Total	$34,646	$222,732

18.	Earnings per Common share
The following table provides a reconciliation between basic and diluted earnings per common share:

	For the years ended December 31,
	2006	2005	2004
Net income/(loss)	$64,689	$(13,531)	$2,642

Weighted average number of common shares (millions)	207.5	143.6	138.3
Dilutive securities:
Options	2.2	2.7	2.9
Warrants	—	—	2.5

Weighted average number of diluted shares	209.7	146.3	143.7

Basic earnings/(loss) per share	$0.312	$(0.094)	$0.019
Diluted earnings/(loss) per share	$0.308	$(0.092)	$0.018
19.	Supplemental cash flow information
The following is a summary of non-cash transactions:

	2006	2005	2004
Supplemental disclosure of non-cash transactions
De-consolidation of EURO (see Note 5):
- Accounts receivable	$2,341	$—	$—
- Capitalized loan fees	91	—	—
- Accounts payable	754	—	—
- Derivative liability	6,333	—	—
Investment in Goldfields Miniere S.A.(1)	—	—	300
Common shares issued to purchase Goldfields Miniere S.A	—	—	(300)
Non-cash component of St. Jude Resources Ltd.	—	110,924	—
Common shares, warrants and options issued to purchase St. Jude Resources Ltd.	$—	$(110,924)	$—
(1)  Name changed to Golden Star Miniere SA
There was no cash paid for income taxes during 2006, 2005 and 2004. Cash paid for interest was $4.0 million in 2006 $3.1 million in 2005 and $0.1 million in 2004. A total of $0.1 million of depreciation was included in general and administrative costs or was capitalized into projects.
20.	Operations by segment and geographic area
The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location. Previously Prestea Underground was included in the ‘Other’ segment, in 2006 we have included Prestea Underground in the Bogoso/Prestea segment, 2005 and 2004 has been adjusted to reflect this change in the composition of our segments.

	Africa
As of and for the	Bogoso/			South
year ended December 31,	Prestea	Wassa	Other	America	Corporate	Total
2006
Revenues	$63,563	$59,262	$18	$4,254	$1,593	$128,690
Interest expense	786	779		281		1,846
Income tax expense/(recovery)	2,117	—	(3,229)	—	(4,926)	(6,038)
Net income/(loss)	8,045	(1,512)	2,586	(3,981)	59,551	64,689
Total assets	360,455	110,866	166,750	7,852	17,851	663,774
2005
Revenues	$58,534	$31,405	$—	$4,282	$1,244	$95,465
Interest expense	325	348	—	415	1,328	2,416
Income tax expense/(recovery)	4,848	—	—	3,156	4,926	12,930
Net income/(loss)	4,578	(8,994)	(20)	(412)	(8,683)	(13,531)
Total assets	168,166	103,506	175,232	10,604	107,095	564,603
2004
Revenues	$61,002	$—	$—	$3,145	$882	$65,029
Interest expense	105	—		15	19	139
Income tax expense/(recovery)	1,542	—	—	—	—	1,542
Net income/(loss)	12,533	(168)	—	1,772	(11,495)	2,642
Total assets	105,624	70,681	15,753	817	59,285	252,160
21.	Related parties
During 2006, we obtained legal services from a legal firm to which our Chairman is of counsel. The total cost of all services purchased during 2006 and 2005 was $0.5 million and $1.2 million, respectively. Our Chairman did not personally perform any legal services for us during 2006 or 2005 nor did he benefit directly or indirectly from payments for the services performed by the firm.
During the first quarter of 2006, a corporation controlled by Michael A. Terrell, a director of Golden Star, provided management services to St. Jude for which it was paid Cdn$0.13 million. Mr. Terrell became a director of Golden Star following our acquisition of St. Jude in December 2005. Mr. Terrell’s company ceased providing services to St. Jude at March 31, 2006.
22.	Financial Instruments
Fair Value - Our financial instruments are comprised of cash, short-term investments, accounts receivable, restricted cash, accounts payable, accrued liabilities, accrued wages, payroll taxes and debt. The fair value of cash and short-term investments, accounts receivable, accounts payable, accrued liabilities and accrued wages, payroll taxes and current debt equals their carrying value due to the short-term nature of these items. The fair value of restricted cash is equal to the carrying value as the cash is invested in short-term, high-quality instruments. See Note 11 for fair values of long term debt.
23.	Subsequent Event
Equity Offering – On March 1, 2007, we sold 21 million common shares at a price of $3.60 per share resulting in $75.6 million in gross proceeds. Net proceeds were $72.2 million after deducting underwriting commissions but before deducting offering expenses. On March 9, 2007 the underwriters exercised their option to sell an additional 3.15 million common shares for additional gross proceeds of $11.3 million. After deducting underwriting commissions, net proceeds from these additional shares were $10.8 million. The proceeds will be used to purchase an interest in an electric power station in Ghana, for completion and start-up of the Bogoso sulfide expansion project, for a feasibility study and if warranted, development of the HBB Properties, and for general corporate and working capital purposes.
On February 14, 2007 warrants to purchase 8.4 million common shares at a strike price of Cdn$4.60 expired.

24.	Generally Accepted Accounting Principles in the United States
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.
We restated our US GAAP note to its financial statements for the years ended 2005 and 2004 to comply with US GAAP accounting for warrants to purchase common shares which have an exercise price in Canadian dollars. Under Canadian GAAP, warrants to purchase common shares are accounted for as a component of shareholders’ equity. Under the Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, issuers that have warrants with an exercise price denominated in a currency other than the issuer’s functional currency are required to treat the fair value of the warrants as a liability and to mark to market those warrants at the end of every period. The Company’s functional currency is United States dollars.
(a) Consolidated Balance Sheets in US GAAP

	As of December 31,
	2006	2005
		(restated)

ASSETS
Current assets:
Cash and cash equivalents	$27,108	$89,709
Accounts receivable	8,820	6,560
Inventories	45,475	23,181
Future tax assets	—	6,248
Fair value of derivatives	—	1,220
Deposits	7,673	5,185
Other current assets	1,458	686

Total current assets	90,534	132,789

Restricted cash	1,581	3,865
Available-for-sale and long term investments (Notes d1 and d2)	5,718	15,182
Deferred exploration and development costs (Notes d3 and d4)	—	—
Property, plant and equipment (Note d5)	92,345	83,813
Mine construction in progress	165,155	36,706
Mining properties (Notes d3, d4 and d5)	243,532	237,153
Deferred stripping (Note d6)	—	1,548
Future tax asset (Note d10)	6,657	8,223
Other assets	573	3,164

Total assets	$606,095	$522,443

LIABILITIES
Current liabilities	$69,151	$40,815
Long term debt (Note d8)	68,539	66,632
Asset retirement obligations	16,034	8,286
Future tax liability	42,154	45,072
Fair value of long term derivatives (Note d7)	2,897	15,842

Total liabilities	198,775	176,647

Minority interest	2,902	1,964
Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Share capital (Note d8)	524,239	523,696
Contributed surplus (Note d10)	9,048	4,419
Accumulated comprehensive income and other (Note d2)	7,034	9,495
Deficit	(135,903)	(193,778)

Total shareholders’ equity	404,418	343,832

Total liabilities and shareholders’ equity	$606,095	$522,443

(b) Consolidated Statements of Operations under US GAAP

	For the years ended December 31,
	2006	2005	2004
		(restated)	(restated)

Net income under Cdn GAAP	$64,689	$(13,531)	$2,642
Deferred exploration expenditures expensed per US GAAP (Note d3 and d4)	(15,911)	(14,597)	(5,735)
Impact of start-up accounting (Note d5)	1,738	(4,888)	—
Write-off of deferred exploration properties (Note d3)	1,847	1,403	—
Capitalized mine property acquisition cost expensed for US GAAP (Note d4)	—	—	(6,799)
Derivative gain on non-US$ warrants (Note d11)	5,682	4,478	56,854
Other (Notes d3)	(28)	455	—

Net income/(loss) under US GAAP before minority interest	58,017	(26,680)	46,962
Minority interest, as adjusted	(142)	2,210	746

Net income/(loss) under US GAAP	57,875	(24,470)	47,708
Other comprehensive income – gain on marketable securities (Note d2)	5,718	8,179	—

Comprehensive income/(loss)	$63,593	$(16,291)	$47,708

Basic net income/(loss) per share under US GAAP	$0.279	$(0.170)	$0.345
Diluted net income/(loss) per share under US GAAP	$0.276	$(0.170)	$0.327
(c) Consolidated Statements of Cash Flows under US GAAP

	For the years ended December 31,
	2006	2005	2004
		(restated)	(restated)

Cash provided by (used in):
Operating activities	$(10,513)	$(27,530)	$575
Investing activities	(76,211)	(38,899)	(95,113)
Financing activities	24,123	143,261	17,445

Increase/(decrease) in cash and cash equivalents	(62,601)	76,832	(77,093)
Cash and cash equivalent beginning of period	89,709	12,877	89,970

Cash and cash equivalents end of period	$27,108	$89,709	$12,877

(d) Notes.
(1)	Under US GAAP, minority investments in entities whose major business is mineral exploration are deemed to be equivalent to exploration spending and are expensed as incurred.

(2)	Under US GAAP, investments in marketable equity securities are marked to fair value at the end of each period with gains and losses recognized in other comprehensive income. Under Cdn GAAP gains and losses on marketable equity securities are noted in the foot notes and recognized in the statement of operations only when the investment is sold.

(3)	Under US GAAP, exploration and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(4)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until such time as a bankable feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found to be impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(5)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it can be shown that it is capable of producing its intended product. Under Cdn GAAP new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity. As such, the new Wassa mine and processing operation was placed in service on January 1, 2005 for US GAAP purposes and was placed in service on April 1, 2005 for Cdn GAAP purposes. All operating expenses, including ARO accretion, depreciation, depletion and amortization and work in process inventory adjustments were recognized in the statement of operations for US GAAP during the first quarter of 2005 while such costs were capitalized net of revenues generated for Cdn GAAP.

(6)	Under US GAAP deferred stripping should be expensed and transition provisions allow any remaining balances in deferred stripping asset accounts to be closed directly to retained earnings on January 1, 2006. Under Cdn GAAP deferred stripping could be retained as an acceptable accounting method in Canada under certain circumstances. We did not defer any additional production phase stripping costs as of January 1, 2006 for both US and Cdn GAAP and therefore have a zero balance for deferred stripping at December 31, 2006 for both US and Cdn GAAP.

(7)	Under US GAAP the fair value of warrants denominated in currencies other than US$ is treated as a derivative liability. Under Cdn GAAP the fair value of all warrants are treated as a component of equity.

(8)	For US GAAP purposes, 100% of the $50.0 million of convertible notes issued in the second quarter of 2005 was classified as a liability. Under Cdn GAAP, the fair value of the conversion feature is classified as equity and the balance is classified as a liability. Under Cdn GAAP, the liability portion is accreted each period in amounts which will increase the liability to its full amount as of the maturity date and the accretion is recorded as interest expense.

(9)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP); — under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP; (iv) when warrants denominated in currencies other than US$ are exercised the difference between the fair value and the strike price of the warrant is recorded as share capital for US GAAP purposes, but under Cdn GAAP only the strike price is recorded as share capital on exercise.

(10)	Under Cdn GAAP the issuance-date fair value of all warrants issued and outstanding are recorded as contributed surplus. Under US GAAP contributed surplus excludes the fair value of warrants denominated in currencies other than US$. The fair value of warrants denominated in currencies other than US$ is recorded as a derivative liability.

(11)	Under US GAAP the change in fair value of warrants denominated in currencies other than US$ is recognized in the Statement of Operations. Under Cdn GAAP warrants are not marked to fair value.

(12)	Impact of Recently Issued Accounting Standards.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not believe that the adoption of this Statement in fiscal 2007 will have a material impact on our consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not believe that the adoption of this Statement in fiscal 2007 will have a material impact on our consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2008.

In September 2006 FASB issued SFAS No. 157, “Fair Value Measurement” define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. The statement only applies to fair value measurements that are already required or permitted under current accounting standards and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this Interpretation to have a significant effect on the company’s results of operations or financial position.
25. Quarterly Financial Data (Unaudited)

	2006 Quarters ended[2]				2005 Quarters ended[1]
($ millions, except per share data)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun 30	Mar . 31
Revenues	$33.2	$36.6	$31.5	$27.4	$27.7	$24.7	$24.9	$18.1
Net income/(loss)	30.8	1.5	13.1	19.3	(1.0)	(6.7)	(3.7)	(2.2)

Net earnings/(loss) per share
Basic	$0.148	$0.007	$0.063	$0.093	$(0.007)	$(0.047)	$(0.026)	$(0.016)
Diluted	$0.146	$0.007	$0.063	$0.092	$(0.007)	$(0.047)	$(0.026)	$(0.016)

(1)	Quarters one, two and three of 2005 have been restated as if hedge accounting had not been applied to EURO’s gold futures contracts. EURO did not apply hedge accounting to quarter four and thus it is not restated.

(2)	Reflect the restatement of in-process metals inventories for quarters one, two and three.
26.	Measurement Uncertainty
The carrying value of the assets in respect of the Wassa mine was $95.1 million as at December 31, 2006. The valuation of the Wassa mine is highly sensitive to assumptions regarding the price of gold and the number of ounces expected to be produced. As at December 31, 2006, the impairment analysis incorporated the following key assumptions:
•	Gold prices per ounce of $650 in 2007, $638 in 2008, $592 in 2009, and $562 in 2010 and 2011.
•	Approximately one third of the non-reserve resources would eventually be found economic and would be mined and processed.
Based on these assumptions, the Wassa mine was not impaired based on the projected undiscounted cash flows of the mine.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with PricewaterhouseCoopers LLP, our auditors, regarding any matter of accounting principles or practices or financial statement disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Golden Star’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the evaluation the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006 disclosure controls and procedures were not effective, because of the material weaknesses discussed in management’s report on internal control over financial reporting.
Management’s Report on Consolidated Financial Statements
Management has concluded that the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in accordance with Canadian generally accepted accounting principles. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP as stated in their report which expressed an unqualified opinion thereon.
Management’s Report on Internal Control Over Financial Reporting:
Management of Golden Star is responsible for establishing and maintaining adequate internal control over financial reporting. Golden Star’s internal control over financial reporting is a process designed under the supervision of Golden Star’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with Canadian

GAAP. As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment identified control deficiencies in the Company’s internal control over financial reporting that constitute material weaknesses, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, that existed as of December 31, 2006. Specifically, management did not maintain effective controls over the accounting for warrants denominated in Canadian dollars using accounting principles generally accepted in the United States (“US GAAP”). As a result, warrants denominated in Canadian dollars were treated as equity instruments rather than as derivative instruments. This control deficiency resulted in the requirement to restate the Company’s US GAAP balance sheets and US GAAP statements of operation for the quarters ended March 31, June 30 and September 30, 2006 and for the two years ended December 31, 2005 and 2004 and an audit adjustment to the 2006 annual consolidated financial statements. Also a control deficiency was discovered which resulted in a material misstatement of In-Process inventory balances. Specifically, we did not maintain effective controls over the computation and review of our In-Process inventory calculation to ensure that appropriate components were properly reflected in the calculations. In addition, management’s assessment found deficiencies in controls over vendor payments which resulted in unauthorized payments and which could have resulted in material amounts of unauthorized disbursements. These control deficiencies could result in the misstatement of warrants, in improper inventory balances and operating costs and in unauthorized payments that would result in a misstatement of the interim or annual consolidated financial statements that would not be prevented or detected. Because of the material weaknesses at year-end, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 66 - 67 of the consolidated financial statements, which expresses an unqualified opinion on management’s assessment and, due to the material weakness described above, an adverse opinion with respect to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.
In December 2005 it was determined that our application of hedge accounting was incorrect and a material weakness was noted at that time. Since we have not utilized hedge accounting for our derivatives during 2006, the material weakness identified during 2005 has effectively been remediated.
ITEM 9B. OTHER INFORMATION
None.
ITEMS 10, 11, 12, 13 AND 14
In accordance with General Instruction G(3), the information required by Part III is hereby incorporated by reference from our proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	The following documents are filed as part of this Report:
1.	Financial Statements
•	Management’s Report

•	Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•	Notes to the Consolidated Financial Statements
2.	Financial Statement Schedules

Financial Statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

2.	Exhibits

3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003); Articles of Amendment dated May 6, 2005

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Reg. No. 333-91666) filed on July 15, 2002)

4.2	Amended and Restated Shareholder’s Rights Plan dated as of May 20, 2004 between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed June 3, 2004)

4.3	Securities Purchase Agreement dated April 15, 2005 between the Company and Amaranth LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 19, 2005)

4.4	Form of Senior Convertible Note dated April 15, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on April 19, 2005)

4.5	Amendment No. 1 dated January 29, 2007 to Senior Convertible Notes issued April 15, 2005.

4.6	Registration Rights Agreement dated April 15, 2005 between the Company and Amaranth LLC (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on April 19, 2005)

4.7	Form of Warrant issued to warrant holders of St. Jude Resources Ltd. (incorporated by reference to Exhibit 4.14 to the Company’s Form 10-K for the year ended December 31, 2005)

4.8	Form of Option issued to option holders of St. Jude Resources Ltd. (incorporated by reference to Exhibit 4.15 to the Company’s Form 10-K for the year ended December 31, 2005)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004)

10.3	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.4	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.5	Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company’s Form 10-K for the year ended December 31, 1999)

10.6	Amended and Restated Employment Agreement with Mr. Peter Bradford dated April 30, 2004 (incorporation by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2004); Letter Agreement amending Mr. Bradford’s Amended and Restated Employment Agreement dated February 3, 2005 (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004)

10.7	Amended and Restated Employment Agreement with Mr. Allan J. Marter dated April 30, 2004 (incorporation by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2004)

10.8	Severance and Release Agreement between the Company and Mr. Allan J,. Marter dated October 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006)

10.9	Amended and Restated Employment Agreement with Dr. Douglas Jones dated April 30, 2004 (incorporation by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2004)

10.10	Amended and Restated Employment Agreement with Mr. Bruce Higson-Smith dated April 30, 2004 (incorporation by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2004)

10.11	Amended and Restated Employment Agreement with Mr. Richard Q. Gray dated April 30, 2004 (incorporation by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004)

10.12	Employment Agreement with Mr. Colin Belshaw dated June 17, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2006)

10.13	Employment Agreement with Mr. Thomas G. Mair dated February 8, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 14, 2007)

10.14	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 1996), (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company’s Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company’s Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company’s Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002)

10.15	Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2002)

10.16	Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star’s interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2002)

10.17	Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2005)

10.18	Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2005)

10.19	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.20	Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 from the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporation by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)

10.21	Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea Underground property (incorporation by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)

10.22	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.23	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

10.24	Letter agreement between the Company and Guyanor Ressources S.A. dated September 30, 2004 relating to sale of Gross Rosebel Participation Right (incorporated by reference to Exhibit 10.30 to the Company’s

Form 10-K for the year ended December 31, 2004)

10.25	Arrangement Agreement dated November 11, 2005 between the Company and St. Jude Resources Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on November 17, 2005)

10.26	Executive Employment Agreement, dated July 1, 2002, between St. Jude Resources Ltd. and Bluestar Management Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2005)

10.27	License Agreement, dated June 28,2004 between Biomin Technologies S. A. and Bogoso Gold Limited (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2005)

10.28	EPCM Services Agreement, dated April 16, 2006, between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006)

10.29	Medium Term Loan Agreement, dated October 11, 2006 between Ghana Limited, Cal Bank Ghana Limited and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2006)

14	Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005)

21	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ Peter J. Bradford Peter J. Bradford
President and Chief Executive Officer

Date:	March 13, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: Name:	/s/ Peter J. Bradford Peter J. Bradford	By: Name:	/s/ Thomas G. Mair Thomas G. Mair
Title:	President and Chief Executive Officer	Title:	Senior Vice-President and Chief Financial Officer
Date:	March 13, 2007	Date:	March 13, 2007

By:	/s/ James E. Askew	By:	/s/ Lars-Eric Johansson

Name:	James E. Askew	Name:	Lars-Eric Johansson
Title:	Director	Title:	Director
Date:	March 13, 2007	Date:	March 13, 2007

By:	/s/ David K. Fagin	By:	/s/ Ian MacGregor

Name:	David K. Fagin	Name:	Ian MacGregor
Title:	Director	Title:	Director
Date:	March 13, 2007	Date:	March 13, 2007

By:	/s/ Michael Martineau	By:	/s/ Michael Terrell

Name:	Michael Martineau	Name:	Michael Terrell
Title:	Director	Title:	Director
Date:	March 13, 2007	Date:	March 13, 2007

EXHIBIT INDEX

3(i)	Articles of Amendment dated May 6, 2005

4.5	Amendment No. 1 dated January 29, 2007 to Senior Convertible Notes issued April 15, 2005

21	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)