Form 10-Q/A
period 2006-03-31
GOLDEN STAR RESOURCES LTD
filed 2007-03-26
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 2

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

Explanatory Note
REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION
NON-GAAP FINANCIAL MEASURES
STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
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
NON-GAAP FINANCIAL MEASURES
BUSINESS STRATEGY AND DEVELOPMENT
SIGNIFICANT TRENDS AND EVENTS DURING THE FIRST QUARTER OF 2006
RESULTS OF OPERATIONS
DEVELOPMENT PROJECTS
NON-GAAP FINANCIAL MEASURES
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
LOOKING AHEAD
RELATED PARTY TRANSACTIONS
OFF BALANCE SHEET ARRANGEMENTS
OUTSTANDING SHARE DATA
TABLE OF CONTRACTUAL OBLIGATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
ITEM 6. EXHIBITS,
SIGNATURES
EXHIBITS
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

Explanatory Note
This Form 10-Q/A is being filed to amend Golden Star Resources Ltd.’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006 to correct errors discovered on March 11, 2007 related to the computation of ore stockpile and in-process inventory balances and the associated “Mining operations” costs as found on the statement of operations. The corrections also impacted the minority interest account and various tax accounts on the balance sheets and in the statement of operations as well as our non-GAAP measures cash operating costs per ounce and total cash cost per ounce.
The US GAAP Reconciliation note 24 was previously revised in February 2007 to correct the way in which we accounted in US GAAP for warrants to purchase common shares which have an exercise price denominated in Canadian dollars. This restatement arose from management’s determination on February 22, 2007 that such warrants denominated in Canadian dollars, which had been treated as equity instruments, should have been treated as derivative instruments under US GAAP. As such the fair value of such warrants is required to be treated as a liability, and we are required to mark to market those warrants on a current basis, with the resulting gains or losses being included in the statement of operations under US GAAP.
Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as otherwise required to reflect the effects of the inventory restatement, and the earlier warrant restatements in note 24. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 11, 2006.

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION
All amounts in this report are expressed in United States (“US”) dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$.” Euros are denoted as “(euro)”.
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
These statements include comments regarding: the establishment and estimates of mineral reserves and resources, recovery rates, production, production commencement dates, production costs, cash operating costs, total cash costs, grade, processing capacity, potential mine life, feasibility studies, permitting and licensing, development costs, expenditures, exploration activities and expenditures, recovery of deferred stripping charges at the Bogoso and Prestea mining leases (“Bogoso/Prestea”), equipment replacement, anticipated benefits of the acquisition of St. Jude Resources Ltd. (“St. Jude”), our plan to carry out feasibility studies on the Hwini-Butre and Benso concessions (“St. Jude Properties”) in 2006, our expansion plans for Bogoso/Prestea, related permitting and capital costs and anticipated production and other estimates at Bogoso/Prestea in 2006 and 2007, cash requirements and sources, production capacity, operating costs and gold recoveries and estimated capital spending in 2006.
The following, are among the factors that could cause actual results to differ materially from the forward-looking statements:
•	unexpected changes in business and economic conditions;

•	significant increases or decreases in gold prices;

•	changes in interest and currency exchange rates;

•	timing and amount of gold production;

•	failure to realize the anticipated benefits of the acquisition of the St. Jude Properties;

•	failure to develop reserves on the St. Jude Properties;

•	unanticipated grade changes;

•	unanticipated recovery or production problems;

•	effects of illegal miners on our properties;

•	changes in mining and processing costs including changes to costs of raw materials, supplies, services and personnel;

•	changes in material type that impacts mining and processing;

•	availability of skilled personnel, materials, equipment, supplies and water;

•	changes in project parameters;

•	costs and timing of development of new reserves;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	local and community impacts and issues;

•	timing of receipt of, and maintenance of, government approvals and permits;

•	accidents and labor disputes;

•	environmental costs and risks;

•	marine transit and other shipping risks, including delays and losses;

•	competitive factors, including competition for property acquisitions; and

•	availability of capital at reasonable rates or at all.
These factors are not intended to represent a complete list of the general or specific factors that could affect us. Your attention is drawn to other risk factors disclosed and discussed in Item 1A of our 2005 Form 10-K. We undertake no obligation to update forward-looking statements.

ITEM 1 FINANCIAL STATEMENTS
GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of US dollars except shares issued and outstanding)
(Unaudited)

	As of	As of
	March 31,	December
	2006	31, 2005

	(Restated-Note 25)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,873	$89,709
Accounts receivable	7,891	6,560
Inventories (Note 2)	26,783	23,181
Future tax assets (Note 18)	2,002	6,248
Fair value of derivatives (Note 12)	884	1,220
Deposits (Note 3)	15,490	5,185
Deferred Stripping (Note 9)	1,032	1,548
Prepaids and other	809	686

Total Current Assets	141,764	134,337

RESTRICTED CASH	5,258	5,442
LONG TERM INVESTMENTS (Note 4)	1,162	8,160
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 5)	166,231	167,532
PROPERTY, PLANT AND EQUIPMENT (Note 6)	88,795	84,527
MINING PROPERTIES (Note 7)	121,864	118,088
CONSTRUCTION IN PROGRESS (Note 8)	61,770	36,707
LOAN ACQUISITION COSTS (Note 11)	955	1,020
FUTURE TAX ASSETS (Note 18)	13,681	8,223
OTHER ASSETS	504	567

Total Assets	$601,984	$564,603

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$9,209	$9,093
Other accrued liabilities	19,952	17,051
Fair value of derivatives (Note 12)	7,559	4,709
Asset retirement obligations (Note 13)	2,855	3,107
Current debt (Note 10)	7,585	6,855

Total Current Liabilities	47,160	40,815

LONG TERM DEBT (Note 10)	67,475	64,298
ASSET RETIREMENT OBLIGATIONS (Note 13)	9,271	8,286
FAIR VALUE OF DERIVATIVES (Note 12)	11,780	7,263
FUTURE TAX LIABILITY (Note 18)	45,379	45,072

Total liabilities	181,065	165,734

MINORITY INTERESTS	6,454	6,629
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 15)
First preferred shares, without par value, unlimited shares authorized. No shares issued.	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding:
207, 265, 758 at March 31, 2006; 205,954,582 at December 31, 2005	523,060	522,510
CONTRIBUTED SURPLUS	9,330	6,978
EQUITY COMPONENT OF CONVERTIBLE NOTES	2,857	2,857
DEFICIT	(120,782)	(140,105)

Total Shareholders’ Equity	414,465	392,240

Total Liabilities and Shareholders’ Equity	$601,984	$564,603

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of US dollars except per share amounts)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2006	2005

	(Restated-Note 25)
REVENUE
Gold sales	$24,936	$16,691
Royalty income	1,837	1,050
Interest and other	619	310

Total revenues	27,392	18,051

PRODUCTION EXPENSES
Mining operations	23,018	12,076
Depreciation, depletion and amortization	5,577	2,172
Accretion of asset retirement obligation (Note 13)	168	187

Total mine operating costs	28,763	14,435

OTHER OPERATING EXPENSES
Exploration expense	212	167
General and administrative expense	2,755	2,861
Corporate development expense	—	96
Loss on equity investments	—	40

Total production and operating expenses	31,730	17,599

Operating income/(loss)	(4,338)	452

OTHER EXPENSES, GAINS AND (LOSSES)
Abandonment and impairment of mineral properties	—	(1,083)
Gain on sale of investment (Note 4)	30,294	—
Derivative mark-to-market loss (Note 12)	(8,670)	(1,280)
Foreign exchange gain/(loss)	1,121	(107)
Interest expense	(471)	(79)

Income/(loss) before minority interest	17,936	(2,097)
Minority interest	176	(180)

Net income/(loss) before income tax	18,112	(2,277)
Income tax benefit (Note 18)	1,211	54

Net income/(loss)	$19,323	$(2,223)

Deficit, beginning of period	(140,105)	(126,574)

Deficit, end of period	$(120,782)	$(128,797)

Net income/(loss) per common share — basic (Note 19)	$0.093	$(0.016)
Net income/(loss) per common share — diluted (Note 19)	$0.092	$(0.016)

Weighted average shares outstanding (millions of shares)	206.8	142.3

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of US dollars)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2006	2005

	(Restated-Note 25)
OPERATING ACTIVITIES:
Net income/(loss)	$19,323	$(2,223)

Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,593	2,172
Amortization of loan acquition costs	65	—
Deferred stripping	516	84
Loss on equity investment	—	40
Gain on sale of investment	(30,294)	—
Non-cash employee compensation	897	568
Abandonment and impairment of mineral properties	—	1,083
Provision for future income taxes	(902)	(54)
Reclamation expenditures	(185)	(229)
Fair value of derivatives	7,703	1,280
Accretion of asset retirement obligations	168	187
Accretion of convertible debt	177	—
Minority interests	(176)	180

	2,885	3,088

Changes in assets and liabilities:
Accounts receivable	(1,331)	(757)
Inventories	(3,602)	1,751
Deposits	(1,099)	(532)
Accounts payable and accrued liabilities	(2,420)	(1)
Other	(125)	85

Net cash provided by/(used in) operating activities	(5,692)	3,634

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(2,137)	(688)
Expenditures on mining properties	(3,004)	(6,362)
Expenditures on property, plant and equipment	(6,884)	(4,032)
Expenditures on mine construction in progress	(24,619)	(10,607)
Asset retirement obligation assets	—	300
Redemption of short term investments	—	16,400
Restricted cash	184	—
Expenditure on purchase of investment	(1,656)	—
Proceeds from sale of investment	38,952	—
Change in payable on capital expenditures	5,437	—
Sale of property	—	1,000
Deposits	(9,206)	(2,329)
Other	52	77

Net cash used in investing activities	(2,881)	(6,241)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 15)	2,154	175
Debt repayments (Note 10)	(1,721)	(477)
Issuance of debt (Note 10)	5,453	7,159
Other	(149)	(108)

Net cash provided by financing activities	5,737	6,749

Increase/(decrease) in cash and cash equivalents	(2,836)	4,142
Cash and cash equivalents, beginning of period	89,709	12,877

Cash and cash equivalents end of period	$86,873	$17,019

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
2. Inventories

	As of	As of
	March 31,	December 31,
	2006	2005

	(Restated-Note 25)
Stockpiled ore	$7,312	$5,753
In-process	3,410	3,106
Materials and supplies	16,061	14,322

Total inventories	$26,783	$23,181

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
5. Deferred Exploration and Development Costs
Consolidated property expenditures on our exploration projects for the three months ended March 31, 2006 were as follows:

	Deferred				Deferred
	Exploration &				Exploration &
	Development	Capitalized		Transfer	Development
	Costs as of	Exploration	Acquistion	to mining	Costs
	12/31/05	Expenditures	Costs	properties	as of 3/31/06

AFRICAN PROJECTS
Akropong trend and other Ghana	$5,237	$178	$—	$(3,438)	$1,977
Prestea property — Ghana	2,074	25	—	—	2,099
Hwini-Butre and Benso — Ghana	135,832	604	952	—	137,388
Mano River — Sierra Leone	1,285	—	—	—	1,285
Afema — Ivory Coast	1,028	93	—	—	1,121
Goulagou — Burkina Faso	18,247	—	124	—	18,371
Other Africa	1,460	—	10	—	1,470
SOUTH AMERICAN PROJECTS
Saramacca — Suriname	731	26	—	—	757
Bon Espoir — French Guiana	1,382	125	—	—	1,507
Paul Isnard — French Guiana	256	—	—	—	256

TOTAL	$167,532	$1,051	$1,086	$(3,438)	$166,231

6. Property, Plant and Equipment

	As of March 31, 2006			As of December 31, 2005
			Property,			Property,
	Property,		Plant and	Property,		Plant and
	Plant and		Equipment,	Plant and		Equipment,
	Equipment	Accumulated	Net Book	Equipment	Accumulated	Net Book
	at Cost	Depreciation	Value	at Cost	Depreciation	Value

Bogoso/Prestea	$44,911	$9,359	$35,552	$40,802	$8,240	$32,562
Prestea Underground	2,847	—	2,847	2,748	—	2,748
Wassa	53,498	3,593	49,905	50,701	1,985	48,716
EURO Ressources	10	—	10	1,456	1,449	7
Corporate & Other	613	132	481	611	117	494

TOTAL	$101,879	$13,084	$88,795	$96,318	$11,791	$84,527

7. Mining Properties

	As of March 31, 2006			As of December 31, 2005
			Mining			Mining
	Mining		Properties,	Mining		Properties,
	Properties	Accumulated	Net Book	Properties	Accumulated	Net Book
	at Cost	Amortization	Value	at Cost	Amortization	Value

Bogoso/Prestea	$47,951	$30,126	$17,825	$46,970	$28,792	$18,178
Prestea Underground	23,348	—	23,348	21,612	—	21,612
Bogoso Sulfide	13,065	—	13,065	13,065	—	13,065
Mampon	15,467	—	15,467	15,062	—	15,062
Wassa	51,188	6,621	44,567	50,810	5,104	45,706
Other	7,592	—	7,592	4,465	—	4,465

TOTAL	$158,611	$36,747	$121,864	$151,984	$33,896	$118,088

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

The following table summarizes our derivative contracts at March 31, 2006:

	Amount Outstanding/			Total /
	Average Price			Average
At March 31, 2006	2006	2007	Thereafter

Cash-settled Forward Price Contracts (EURO Ressources)
Ounces (thousands)	22.8	17.1	51.3	91.2
Average price per ounce ($)	421	430	459	443

Gold Put Options (Golden Star)
Ounces (thousands)	112.5	37.5	—	150
Average price per ounce ($)	407	405	—	406

Gold Call Options (Golden Star)
Ounces (thousands)	45	15	—	60
Average price per ounce ($)	525	525	—	525

Foreign Exchange Forward Contracts (Golden Star)
South African Rand (millions)	67.3	—	—	67.3
Average Rate (ZAR/$)	6.8	—	—	6.8

Euros (EUR millions)	1.0	—	—	1.0
Average Rate (EUR /$)	0.80	—	—	0.80
The puts, calls and foreign exchange forward contracts are comprised of numerous individual contracts each with a different settlement date.

	March 31,	December 31,	(Expense)/
Fair Value of Derivatives	2006	2005	Gain

Cash-settled forward gold price agreements	$(14,859)	$(9,560)	$(5,299)
Puts	6	74	(69)
Calls	(4,441)	(2,250)	(2,190)
Rand forward purchases	878	1,146	(268)
Euros forward purchases	(39)	(162)	123

Unrealized loss	$(18,455)	$(10,752)	$(7,703)

Realized losses:

Cash-settled forward gold price agreements			(757)
Calls			(210)

Total gains/(losses)			$(8,670)

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
A summary of option activity under the Plan as of March 31, 2006 and changes during the quarter the ended is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Excerise	Remaining	intrinsic
	Options	price	Contractual	value
	(000')	(Cdn$)	Term (Years)	($000)
Outstanding as of Decmber 31, 2005	7,390	2.75	—	—
Granted	746	3.94	—	—
Exercised	(1,307)	1.90	—	—
Forfeited	(120)	7.08	—	—

Outstanding as of March 31, 2006	6,709	2.97	5.8	4,534

Excerisable at March 31, 2006	5,598	2.51	4.3	4,534

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
18. Income Taxes
Income tax (expense) benefit attributable to net income before income taxes consists of:

	Three months ended March 31,
	2006	2005

	(Restated-Note 25)
Current
Canada	$(4,926)	$—
Foreign	—	—

Future
Canada	—	—
Foreign	6,137	54

Total	$1,211	$54

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

19. Earnings per Common Share
The following table provides a reconciliation between basic and diluted earnings per common share:

	Three months ended March 31,
	2006	2005

	(Restated-Note 25)
Net income/(loss)	$19,323	$(2,223)

Shares (in millions)
Weighted average number of common shares	206.8	142.3
Impact of Dilutive Securities:
Options	2.3	1.9
Warrants	—	0.2

Weighted average number of dilutive common shares	209.1	144.4

Basic Income/(Loss) per Common Share	$0.093	$(0.016)
Diluted Income/(Loss) per Common Share	$0.092	$(0.016)

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

	Africa - Ghana
As of and for the three	Bogoso/			South
months ended March 31	Prestea	Wassa	Other	America	Corporate	Total

	(Restated-Note 25)					(Restated-Note 25)
2006
Revenues	$11,554	$13,428	$15	$1,865	$530	$27,392
Net Income/(Loss)	(882)	(2,137)	3,623	(3,072)	21,791	19,323
Total Assets	174,379	105,130	207,263	12,464	102,748	601,984

2005
Revenues	$16,717	$—	$—	$1,072	$262	$18,051
Net Income/(Loss)	1,826	(49)	—	(62)	(3,938)	(2,223)
Total Assets	94,974	78,845	32,040	2,560	50,735	259,154

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

(a) Consolidated Balance Sheets Under US GAAP	March 31,	December 31,
	2006	2005
	(Restated—	(Restated—
	Notes d1	Notes d1
	and d9)	and d9)

ASSETS
Current assets:
Cash and cash equivalents	$86,873	$89,709
Accounts receivable	7,891	6,560
Inventories (Note d1)	26,783	23,181
Future tax assets	2,002	6,248
Fair value of derivatives	884	1,220
Deposits	15,490	5,185
Other current assets	809	686

Total current assets	140,732	132,789
Restricted cash	5,258	3,865
Long term investments (Notes d2 and d3)	—	15,182
Deferred exploration and development costs (Notes d4 and d5)	—	—
Property, plant and equipment (Note d6)	88,081	83,813
Mine construction in progress	61,770	36,707
Mining properties (Notes d4, d5 and d6)	238,038	237,153
Deferred stripping (Note d7)	—	1,548
Loan acquisition costs	955	1,020
Future tax asset	13,681	8,223
Other assets	509	2,144

Total assets	$549,024	$522,443

LIABILITIES
Current liabilities	$47,159	$40,815
Long term debt (Note d8)	69,635	66,632
Asset retirement obligations	9,271	8,286
Future tax liability	45,380	45,072
Fair value of long term derivatives (Note d9)	20,979	15,842

Total liabilities	192,424	176,647

Minority interest	1,630	1,964
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Share capital (Note d10)	524,246	523,696
Contributed surplus (Notes d9 and d11)	6,772	4,419
Accumulated comprehensive income and other (Note d3)	1,316	9,495
Deficit	(177,364)	(193,778)

Total shareholders’ equity	354,970	343,832

Total liabilities and shareholders’ equity	$549,024	$522,443

(b) Consolidated Statements of Operations under

US GAAP	Three months ended March 31,
	2006	2005
	(Restated-	(Restated-
	Notes d1	Notes d1
	and d9)	and d9)

Net income/(loss) under Cdn GAAP	$19,323	$(2,223)
Deferred exploration expenditures expensed per US GAAP (Note d4)	(2,886)	(4,574)
Depreciation and amortization differences — Wassa (Note d6)	1,475	(4,654)
Write-off of deferred exploration properties (Note d4)	—	1,083
Derivative loss (Note d9)	(621)	5,430
Other (Notes d4 and d8)	(4)	40

Net income/(loss) under US GAAP before minority interest	17,287	(4,898)
Minority interest, as adjusted	158	2

Net Income/(loss) under US GAAP	17,445	(4,896)
Other comprehensive income — gain on marketable securities (Note d3)	—	1,049

Comprehensive income/(loss)	$17,445	$(3,847)

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.084	$(0.034)
Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.083	$(0.034)

(c) Consolidated Statements of Cash Flows under

US GAAP	Three months ended March 31,
	2006	2005

Cash provided by (used in):
Operating Activities	$(8,423)	$(7,041)
Investing activities	(240)	4,434
Financing activities	5,737	6,749

Increase/(Decrease) in cash and cash equivalents	(2,926)	4,142
Cash and cash equivalent beginning of period	89,709	12,877

Cash and cash equivalents end of period	$86,873	$17,019

(d) Notes:
(1)	Inventories have been restated to correct errors in computations of ore stockpile values and in-process inventories. The following table shows the changes to accounts effected by the corrections:

	Quarter ended March 31, 2006		Quarter ended June 30, 2006		Quarter ended September 30, 2006
		As amended on		As amended on		As amended on our
	As reported on	Form 10-Q/A	As reported on	Form 10-Q/A	As reported on	10-Q/A Amendment
(In millions of dollars except per share data)	Form 10-Q/A	Amendment No. 2	Form 10-Q/A	Amendment No. 2	Form 10-Q/A	No. 2
Statement of Operations
Net income under Cdn GAAP	$19.0	$19.3	$14.4	$13.1	$3.0	$1.5
Net income under US GAAP	17.1	17.4	10.5	9.2	4.1	2.7
Comprehensive income	17.1	17.4	10.5	9.2	4.1	2.7
Basic net income/(loss) per share	0.083	0.084	0.051	0.044	0.020	0.013
Diluted net income per share	0.082	0.083	0.050	0.044	0.020	0.013

Balance Sheet
Inventories	26.3	26.7	35.8	34.3	43.8	40.2
Future tax assets current	2.3	2.0	—	—	—	—
Future tax asset long term	13.5	13.7	4.5	5.4	3.7	5.5
Future tax liability current	—	—	0.1	0.6	—	0.9
Minority interest	1.6	1.6	2.1	2.0	2.8	2.6
Deficit	(177.7)	(177.4)	(167.1)	(168.2)	(162.0)	(164.4)

	Three months ended March 31, 2006		Six months ended June 30, 2006		Nine months ended September 30, 2006
		As amended on		As amended on		As amended on our
	As reported on	Form 10-Q/A	As reported on	Form 10-Q/A	As reported on	10-Q/A Amendment
(In millions of dollars except per share data)	Form 10-Q/A	Amendment No. 2	Form 10-Q/A	Amendment No. 2	Form 10-Q/A	No. 2
Statement of Operations
Net income under Cdn GAAP	$19.0	$19.3	$33.4	$32.4	$36.4	$33.9
Net income under US GAAP	17.1	17.4	27.7	26.6	31.8	29.3
Comprehensive income	17.1	17.4	27.7	26.6	31.8	29.3
Basic net income/(loss) per share	0.083	0.084	0.134	0.129	0.153	0.141
Diluted net income per share	0.082	0.083	0.132	0.127	0.152	0.140
(2)	Minority investments in entities whose major business is mineral exploration are deemed for US GAAP to be equivalent to exploration spending and are expensed as incurred.

(3)	Under US GAAP, investments in marketable equity securities are marked to fair value at the end of each period with gains and losses recognized in the statement of operations. Under Cdn GAAP gains and losses on marketable equity securities are noted in the foot notes and recognized in the statement of operations only when the investment is sold.

(4)	Under US GAAP, exploration, acquisition and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(5)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until such time as a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(6)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it can be shown that it is capable of producing its intended product. Under Cdn GAAP new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity. As such, the new Wassa mine and processing operation was placed in service on January 1, 2005 for US GAAP purposes and was placed in service on April 1, 2005 for Cdn GAAP purposes. All operating expenses, including ARO accretion, depreciation, depletion and amortization and work in process inventory adjustments were recognized in the statement of operations for US GAAP during the first quarter of 2005 while such costs were capitalized net of revenues generated for Cdn GAAP.

(7)	In March 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board issued statement 04-6 “Accounting for Stripping Costs Incurred During Production in the Mining Industry” (“EITF 04-6”) which precludes deferral of stripping costs during a mine’s production phase. EITF 04-6 requires that deferred stripping costs be considered a variable production cost. The new pronouncement is effective January 1, 2006 and transition provisions allow any remaining balances in deferred stripping asset accounts to be closed directly to retained earnings on January 1, 2006. In Canada the Emerging Issues Committee (“EIC”) has issued EIC 160 “Stripping Costs Incurred in the Production Phase of the Mining Operation” which concludes that deferred stripping costs during the production phase of a mine’s life should generally be considered a variable production cost and included in the cost of inventory unless it can be shown the stripping costs represent a betterment to the mineral property.

(8)	For US GAAP purposes, 100% of the $50.0 million of convertible notes issued in the second quarter of 2005 was classified as a liability. Under Cdn GAAP, the fair value of the conversion feature is classified as equity and the balance is classified as a liability. Under Cdn GAAP, the liability portion is accreted each period in amounts which will increase the liability to its full amount as of the maturity date and the accretion is recorded as interest expense.

(9)	Under US GAAP the fair value of warrants denominated in currencies other than the company’s functional currency are treated as a derivative liability. The derivative liability of such warrants is market to market at the end of each period and the change in fair value is recorded in the statement of operations. Under Cdn GAAP the issue-date fair value of all warrants is treated as a component of shareholders’ equity and are recorded as contributed surplus and are not marked to their fair value. This US GAAP reconciliation has been restated to take effect of the differences between Cdn and US GAAP as described in this note.

(10)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP); — under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP; (iv) when warrants denominated in currencies other than the company’s functional currency are exercised, the difference between the fair value and the strike price of the warrant is recorded as share capital for US GAAP purposes, but under Cdn GAAP only the strike price is recorded as share capital on exercise.

(11)	In December 2004, the FASB finalized SFAS No. 123R Share-Based Payment, amending SFAS No. 123, effective beginning our first quarter of fiscal 2006. SFAS 123R requires the Company to expense stock options based on grant date fair value in its financial statements. Further, the SFAS 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted the optional provisions of FAS 123 in 2003 and have expensed share based payments since that time. We have expanded share-based payment disclosures as required by of SFAS No. 123R at March 31, 2006.
25. Restatement
This Form 10-Q/A has been amended to reflect correction of errors related to the computation of ore stockpile and in-process inventory balances and mining operation costs. The impact of the restatement on the first, second and third quarters of 2006 is shown in the table below.

(In millions of dollars except	March 31, 2006		June 30, 2006		September 30, 2006
for per share data)	Originally	Restated	Originally	Restated	Originally	Restated
Balance sheet

Inventory	$26.3	$26.7	$35.8	$34.3	$43.8	$40.2

Statement of Operations

Year-to-date
Mine operating costs	24.5	24.1	44.6	46.1	67.2	70.8
Operating Income/(loss)	(4.8)	(4.4)	(2.5)	(4.0)	3.8	0.2
Net Income	19.0	19.3	33.4	32.4	36.4	33.9
Earnings per share
- Basic	0.092	0.093	0.161	0.156	0.176	0.163
- Diluted	0.091	0.092	0.160	0.155	0.174	0.162

Quarter-to-date
Mine operating costs	24.5	24.1	20.1	22.1	22.6	24.7
Operating Income/(loss)	(4.8)	(4.4)	2.3	0.4	6.3	4.2
Net Income	19.0	19.3	14.4	13.1	3.0	1.5
Earnings per share
- Basic	0.092	0.093	0.070	0.063	0.014	0.007
- Diluted	0.091	0.092	0.069	0.063	0.014	0.007

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
NON-GAAP FINANCIAL MEASURES
In this Form 10-Q, we use the terms “total operating cost per ounce,” “total cash cost per ounce” and “cash operating cost per ounce.”
Total operating cost per ounce for a period is equal to “Total mine operating costs” for the period, as found on our consolidated statements of operations divided by the ounces of gold sold in the period. Total mine operating costs include all mine-site operating costs, including the costs of mining, processing, maintenance, work in process inventory changes, mine-site overhead, production taxes and royalties, mine site depreciation, depletion, amortization, asset retirement obligations and by-product credits, but do not include exploration costs, corporate general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, mark-to-market gains and losses on derivatives, foreign currency gains and losses, gains and losses on investments and income tax.
Total cash cost per ounce for a period is equal to “Mining operations” costs for the period, as found on our consolidated statements of operations divided by the number of ounces of gold sold during the period.
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
The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce.”

	For the three months ended March 31, 2006
Derivation of Total Mine Operating Cost	Wassa (1)	Bogoso/Prestea	Total

		(Restated-Note 25)	(Restated-Note 25)
Mining operations	$12,199	$10,819	$23,018
Mining related depreciation, depletion & amortization	3,125	2,452	5,577
Accretion of asset retirement obligations	48	120	168
Total mine operating costs	$15,372	$13,391	$28,763
Ounces sold	24,205	20,735	44,940
Derivation of Costs per Ounce:
Total mine operating cost per ounce — GAAP ($/oz)	635	646	640
Less mine depreciation, depletion & amortization ($/oz)	129	118	124
Less accretion of asset retirement obligation ($/oz)	2	6	4
Total cash cost per ounce ($)	504	522	512
Less royalties and production taxes ($/oz)	17	16	17
Cash operating cost per ounce ($)	487	506	495

	For the three months ended March 31, 2005
Derivation of Total Mine Operating Cost	Wassa (1)	Bogoso/Prestea	Total
Mining operations	$—	$12,076	$12,076
Mining related depreciation, depletion & amortization	—	2,172	2,172
Accretion of asset retirement obligations	—	187	187
Total mine operating costs	$—	$14,435	$14,435
Ounces sold	—	39,164	39,164
Derivation of Costs per Ounce:
Total mine operating cost per ounce — GAAP ($/oz)	—	369	369
Less mine depreciation, depletion & amortization ($/oz)	—	55	55
Less accretion of asset retirement obligation ($/oz)	—	4	4
Total cash cost per ounce ($)	—	309	309
Less royalties and production taxes ($/oz)	—	12	12
Cash operating cost per ounce ($)	—	297	297

(1)	The Wassa mine did not commence commercial production until April 2005.
We use total cash cost per ounce and cash operating cost per ounce as key operating indicators. We monitor these measures monthly, comparing each periods’s values to prior period’s values to detect trends that may indicate increases or decreases in operating efficiencies. These measures are also compared against budget to alert management to trends that may cause actual results to deviate from planned operational results. We provide these measures to our investors to allow them to also monitor operational efficiencies of our mines. We calculate these measures for both individual operating units and on a consolidated basis.
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
Ownership — All figures and amounts in this Item 2 are shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital has been repaid, the Government of Ghana would receive 10% of the dividends distributed from the subsidiaries owning the Bogoso/Prestea and Wassa mines.
Restatement of Prior Periods — In early 2006, it was determined that hedge accounting had been improperly applied by our subsidiary, EURO Ressources S.A. (“EURO”) for its cash-settled forward gold price agreements during the first three quarters of 2005. As a result, our Form 10-Qs for the first three quarters of 2005 have been amended to apply derivative accounting rather than hedge accounting to EURO’s derivatives. In this Form 10-Q, comparative amounts from the first quarter of 2005 reflect this restatement. The initial loss of $(1.4) million was restated to a loss of $(2.2) million.
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
Our overall objective since 1999 has been to grow our business to become a mid-tier gold producer (which we understand to be a producer with annual production of approximately 500,000 ounces). Assuming the benefit of a full year’s production from the Bogoso expansion project in 2007, we anticipate reaching this goal in 2007. We continue to actively investigate potential acquisition and merger candidates which could further increase our annual gold production, however we presently have no agreement or understanding with respect to any specific potential transaction.
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
RESULTS OF OPERATIONS
First quarter 2006 Compared to First quarter 2005
Summary — Net income totaled $19.3 million or $0.093 per share during the first quarter of 2006, versus a net loss of $(2.2) million or $(0.016) per share during the first quarter of 2005. The major factor contributing to the earnings in the first quarter of 2006 was a $30.3 million gain on the sale of shares of Moto (see Trends and Events section above). Off-setting the gain on the sale of the Moto shares is an $8.7 million loss on derivatives and a $4.3 million operating loss. The derivative loss consists of an unrealized non-cash loss of $7.7 million and a realized loss of $1.0 million. The unrealized loss on the derivatives included a $5.3 million loss on the cash-settled forward gold price agreements at EURO. As gold prices continued to increase during the first quarter of 2006, the amount EURO now expects to pay to the counter-party on the cash-settled forward gold price agreements increased, resulting in current period recognition of the potential future payments. We also recorded an additional $2.2 million unrealized expected future loss on call options. This loss is an opportunity costs based on current gold prices and assume that gold prices will remain at current levels during the remaining 12 month life of the call option lives. Derivative mark-to-market losses totaled $1.3 million in the first quarter of 2005 when our only derivatives were EURO’s cash-settled forward gold price agreements.
All of our puts, calls and forward currency agreements expire over the next 12 months. We do not plan to enter into any additional gold puts or calls nor to sell our gold forward in a rising gold market. The derivative agreements were scheduled to provide downside gold price and currency protection for an 18 month period coinciding with Bogoso sulfide plant construction and start-up period. In March 2007, all existing derivatives, except for EURO’s cash-settled forward gold price agreements, will have expired.
First quarter consolidated gold revenues were up $8.2 million from a year ago but the operating profit was lower. Increases in gold revenues and in mine operating costs are mostly related to the inclusion of Wassa’s revenues and costs in the first quarter of 2006. Wassa was not in-service in the first quarter of 2005. Higher gold prices ($554 per ounce in the first quarter of 2006 versus $426 per ounce in the same quarter of 2005) also contributed to the increased revenues.
Bogoso’s and Wassa’s combined operations yielded a $4.3 million mine pre-tax operating loss (gold revenues less mine operating costs) in the first quarter of 2006 compared to a pre-tax operating income of $2.3 million on Bogoso operations in the first quarter of 2005. The major factors responsible for the consolidated mine operating loss were lower gold output at Bogoso versus a year ago and an operating loss at Wassa in the first quarter of 2006.
Increases in interest expense from higher debt balances were partially offset by a $1.1 million foreign exchange gain on foreign currency accounts in the US and Canada.

	For the three months ended
	March 31,
SUMMARY OF FINANCIAL RESULTS	2006	2005
Gold sold (oz)	44,940	39,164
Average realized price ($/oz)	554	426
Total revenues (in $ thousands)	27,392	18,051
Cash flow provided by/(used in) operations (in $ thousands)	(5,696)	3,634
Net income/(loss) (in $ thousands)	19,323	(2,223)
Net income/(loss) per share — basic ($)	0.093	(0.016)
Bogoso/Prestea Operations — Bogoso/Prestea generated a $(2.0) million pre-tax operating loss during the first quarter of 2006 on sales of 20,735 ounces of gold, down from $2.3 million of after-tax operating income on sales of 39,164 ounces in the first quarter of 2005. The major factors contributing to the loss were lower gold production and sales. First quarter gold sales were down 18,429 ounces versus the first quarter of 2005 due to a combination of lower plant throughput, lower ore grades and lower gold recovery. The lower plant throughput and recovery were caused by the metallurgical characteristics of the deeper, harder non-refractory sulfide Plant-North ores processed in the first quarter of 2006 versus the ores processed in the first quarter of 2005. The Bogoso processing plant processed an average of 3,729 tonnes per day in the first quarter of 2006 at an average grade of 3.45 grams per tonne, as compared to 4,348 tonnes per day at 4.56 grams per tonne in the same period in 2005. Gold recovery dropped to 57.3% from 61.5% in the first quarter of 2005. The drop in recovery was related to increasing metallurgical complexity of the deeper ores in the Plant-North pit at Prestea. We expect gold production to increase marginally in each of the next two quarters and to increase significantly in the fourth quarter as a result of the start up of the new sulfide processing plant at Bogoso and higher recoveries from the new Pampe oxide ore body.

BOGOSO/PRESTEA

	For the three months ended
	March 31,
OPERATING RESULTS	2006	2005
Ore mined (t)	397,416	400,144
Waste mined (t)	3,481,508	2,019,253
Ore processed (t)	335,581	391,294
Grade processed (g/t)	3.45	4.56
Recovery (%)	57.3	61.5
Gold sold (oz)	20,735	39,164
Cash operating cost ($/oz)	506	297
Royalties ($/oz)	16	12
Total cash cost ($/oz)	522	309
While Bogoso’s first quarter mine operating costs were down $1.2 million from the same quarter of 2005, a decrease in gold output resulted in significantly higher costs per ounce. Cash operating costs came in at $506 per ounce versus $297 per ounce in the first quarter of 2005.
Wassa Operations — Wassa generated a $1.9 million after-tax operating loss in the three months ended March 31, 2006 on sales of 24,205 ounces of gold. The Wassa processing plant processed an average of 10,859 tonnes per day at an average grade of 0.86 grams per tonne with a gold recovery of 86.7%. Cash operating costs averaged $487 per ounce and total cash costs averaged $504 per ounce.
WASSA

	For the three months ended
	March 31,
OPERATING RESULTS	2006	2005(1)
Ore mined (t)	668,741	—
Waste mined (t)	3,449,355	—
Ore processed (t)	977,330	—
Grade processed (g/t)	0.86	—
Recovery (%)	86.7	—
Gold sold (oz)	24,205	—
Cash operating cost ($/oz)	487	—
Royalties ($/oz)	17	—
Total cash cost ($/oz)	504	—

1)	The Wassa mine did not commence commercial production until April 2005.
While Wassa’s first quarter 2006 operating results were again short of expectations, plant throughput was higher than in any quarter of 2005 and we continue to anticipate higher ore grades in the pit as mining reaches deeper levels. On a monthly basis the operation at Wassa continues to improve as shown in the following table:

	Units	January	February	March
Throughput rate	tonnes/day	10,398	11,088	11,114
Total milled	tonnes	322,338	310,472	344,520
Average grade	g/t	0.75	0.88	0.94
Recovery	%	88.7	87.3	89.6
Gold sold	Ounces	6,841	7,609	9,755
Cash operating cost	$/oz	$608	$459	$425
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
EXPLORATION PROJECTS
We have budgeted $16.5 million for exploration in 2006, and intend to focus our efforts on core assets in Ghana, including the Prestea Underground and the newly acquired St Jude Properties at Hwini-Butre and Benso. Key areas where we plan to be active include:
•	Mineralized areas around the operating mines;

•	Prestea Underground, where we have intensified exploration to allow feasibility (upper levels) and scoping studies (deep levels) to be completed this year;

•	Prestea South — Bondaye area, where we plan to resume drilling of the known oxide targets to allow feasibility and permitting to be progressed in 2006; and

•	Hwini-Butre and Benso, where intensive drilling programs are planned to be undertaken to allow feasibility and permitting to be progressed in 2006.
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
Other opportunities include:
•	Saramacca Anomaly M in Suriname, where we plan to follow up the encouraging 2005 drilling results;

•	Cote d’Ivoire and Sierra Leone, where we plan to advance our interests to key decision points.

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
LOOKING AHEAD
Our main objectives for the remainder of 2006 include:
•	completion of mining and commencement of reclamation at the Prestea Plant-North pit in late 2006;

•	permitting and commencement of oxide mining from Pampe on the Akropong trend west of Bogoso, to provide oxide ore to the Bogoso plant following exhaustion of the Prestea Plant-North ores;

•	commencement of sulfide mining at Bogoso;

•	completion of construction and commissioning of the Bogoso sulfide expansion project by the end of 2006;

•	achievement of improved production rates and costs at Wassa;

•	commencement of mining of the higher grade deposit at Wassa in the second half of 2006

•	commencement of mining of the higher grade South Akyempim deposit at Wassa in the second half of 2006;

•	a continued high level of exploration effort;

•	continued evaluation of the Prestea Underground potential and progress of feasibility studies;

•	assimilation and further exploration of the St. Jude Properties and progress of feasibility studies; and

•	continuation of efforts to identify and pursue acquisition and growth opportunities in Ghana and elsewhere.
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
TABLE OF CONTRACTUAL OBLIGATIONS

	Payments due by period
CONTRACTUAL OBLIGATIONS		Less than 1	1 to 3	3 to five	More than 5
As of March 31, 2006	Total	year	years	years	years

Debt (1)	$77,218	$7,585	$14,594	$55,039	$—
Interest on long term debt	14,267	5,101	8,614	552	—
Operating lease obligations	405	143	262	—	—
Asset retirement obligations(2)	21,339	3,197	7,297	3,804	7,041

Total	$113,229	$16,026	$30,767	$59,395	$7,041

(1)	Includes $50.0 million of convertible notes maturing in 2009. Golden Star has the right to repay the $50.0 million in cash or in common shares at the due date under certain circumstances. The presentation shown above assumes payment is made in cash and also assumes no conversions of the debt to common shares by the note holders prior to the maturity date.

(2)	Asset retirement obligations include several estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves which in turn determine the ultimate closure date, which in turn impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as “Asset retirement obligations” on the balance sheet of $12.1 million as of March 31, 2006. The amounts shown above are undiscounted to show full expected cash requirements.
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
Commodity Price Risk
Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for 2006 would result in a $2.5 to $3 million change in 2006’s expected pre-tax earnings and cash flows.
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
Since the Rosebel Royalty revenues received by EURO fluctuate with gold prices, EURO’s loan agreements required that EURO enter into a series of cash-settled forward gold price agreements with the lender designed to eliminate a portion of the potential impact of gold price fluctuations on expected future Rosebel royalty revenues. These cash-settled forward gold price agreements meet the definition of a derivative. See Note 12 above for additional details of these derivatives and their impact on gold price risk.
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
The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on the evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting other than disclosed in item (b) below.
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
In March 2007 management’s review of internal controls found that management did not maintain effective controls over its accounting for inventories. Specifically, management did not maintain effective controls over the computation and review of ore stockpile and in-process inventory balances which resulted in material mis-statement of such balances for the periods ended March 31, June 30 and September 30, 2006. These mis-statements constituted a material weakness.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A as amended to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD. Registrant
By:	/s/ Peter J. Bradford
Peter J. Bradford
President and Chief Executive Officer

Date: March 22, 2007

By:	/s/ Thomas G. Mair
Thomas G. Mair
Senior Vice President and Chief Financial Officer

Date: March 22, 2007

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