Form 10-Q/A
period 2006-06-30
GOLDEN STAR RESOURCES LTD
filed 2007-03-26
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10–Q/A
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

Explanatory Note
This Form 10-Q/A is being filed to amend Golden Star Resources Ltd.’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006 to correct errors discovered on March 11, 2007 related to the computation of ore stockpile and in-process inventory balances and the associated “Mining operations” costs as found on the statement of operations. The corrections also impacted the minority interest account and various tax accounts on the balance sheets and in the statement of operations as well as our non-GAAP measures cash operating costs per ounce and total cash cost per ounce.
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
Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as otherwise required to reflect the effects of the inventory restatement, and the earlier warrant restatements in note 25. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 8, 2006.

PART I
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 4 CONTROLS AND PROCEDURES
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

PART I
ITEM 1. FINANCIAL STATEMENTS
GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of US dollars except shares issued and outstanding)
(Unaudited)

	As of	As of
	June 30,	December 31,
	2006	2005

	(Restated-Note 26)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,882	$89,709
Short term investments (Note 2)	21,080	—
Accounts receivable	7,339	6,560
Inventories (Note 3)	34,260	23,181
Future tax assets	—	6,248
Fair value of derivatives (Note 13)	12	1,220
Deferred stripping (Note 11)	516	1,548
Deposits (Note 4)	9,637	5,185
Prepaids and other	492	686

Total Current Assets	94,218	134,337

RESTRICTED CASH	5,093	5,442
LONG TERM INVESTMENTS (Note 5)	1,156	8,160
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 7)	166,021	167,532
PROPERTY, PLANT AND EQUIPMENT (Note 8)	85,538	84,527
MINING PROPERTIES (Note 9)	128,024	118,088
CONSTRUCTION IN PROGRESS (Note 10)	115,257	36,707
FUTURE TAX ASSETS	5,408	8,223
OTHER ASSETS	1,358	1,587

Total Assets	$602,073	$564,603

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$41,560	$26,144
Fair value of derivatives (Note 13)	2,928	4,709
Asset retirement obligations (Note 14)	2,735	3,107
Future tax liability	641	—
Current debt (Note 12)	4,666	6,855

Total Current Liabilities	52,530	40,815

LONG TERM DEBT (Note 12)	62,270	64,298
ASSET RETIREMENT OBLIGATIONS (Note 14)	9,618	8,286
FAIR VALUE OF DERIVATIVES (Note 13)	—	7,263
FUTURE TAX LIABILITY	42,263	45,072

Total liabilities	166,681	165,734

MINORITY INTERESTS	6,557	6,629
COMMITMENTS AND CONTINGENCIES (Note 15)	—	—

SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 16)
First preferred shares, without par value, unlimited shares authorized. No shares issued	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 207,773,758 at June 30, 2006; 205,954,582 at December 31, 2005	524,367	522,510
CONTRIBUTED SURPLUS	9,309	6,978
EQUITY COMPONENT OF CONVERTIBLE NOTES	2,857	2,857
DEFICIT	(107,698)	(140,105)

Total Shareholders’ Equity	428,835	392,240

Total Liabilities and Shareholders’ Equity	$602,073	$564,603

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of US dollars except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Restated-Note 26)		(Restated-Note 26)
REVENUE
Gold sales	$28,675	$23,403	$53,611	$40,094
Royalty income	2,003	1,069	3,840	2,119
Interest and other	842	451	1,461	761

Total revenues	31,520	24,923	58,912	42,974

PRODUCTION EXPENSES
Mining operations	23,074	19,890	46,092	31,966
Depreciation, depletion and amortization	5,248	3,741	10,825	5,913
Accretion of asset retirement obligation (Note 14)	186	181	354	368

Total mine operating costs	28,508	23,812	57,271	38,247

OPERATING EXPENSES
Exploration expense	378	247	590	414
General and administrative expense	2,377	2,086	5,132	4,948
Corporate development expense	—	14	—	110

Total production and operating expenses	31,263	26,159	62,993	43,719

Operating income/(loss)	257	(1,236)	(4,081)	(745)

OTHER EXPENSES, (GAINS) AND LOSSES
Derivative mark-to-market loss (Note 13)	2,058	647	10,728	1,927
Abandonment and impairment of mineral properties	—	—	—	1,083
Gain on sale of portion of investment in EURO (Note 6)	(20,940)	—	(20,940)	—
Gain on sale of investment in Moto (Note 5)	—	—	(30,294)	—
Loss on equity investments	—	70	—	110
Interest expense	490	773	961	852
Foreign exchange (gain)/loss	(2,336)	736	(3,457)	842

Income/(loss) before minority interest	20,985	(3,462)	38,921	(5,559)

Minority interest	(104)	(200)	72	(380)

Net income/(loss) before income tax	20,881	(3,662)	38,993	(5,939)
Income tax (expense)/benefit (Note 19)	(7,797)	(33)	(6,586)	21

Net income/(loss)	$13,084	$(3,695)	$32,407	$(5,918)

Deficit, beginning of period	(120,782)	(128,797)	(140,105)	(126,574)

Deficit, end of period	$(107,698)	$(132,492)	$(107,698)	$(132,492)

Net income/(loss) per common share - basic (Note 20)	$0.063	$(0.026)	$0.156	$(0.042)
Net income/(loss) per common share - diluted (Note 20)	$0.063	$(0.026)	$0.155	$(0.042)
Weighted average shares outstanding (millions of shares)	207.1	142.4	207.2	142.4

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of US dollars)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Restated-Note 26)		(Restated-Note 26)
OPERATING ACTIVITIES:
Net income/(loss)	$13,084	$(3,695)	$32,407	$(5,918)

Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,243	3,741	10,836	5,913
Amortization of loan acquisition cost	79	75	144	75
Deferred stripping	516	33	1,032	117
Loss on equity investment	—	70	—	110
Gain on sale of investment in Moto and EURO	(20,940)	—	(51,234)	—
Non-cash employee compensation	164	234	1,061	802
Abandonment and impairment of mineral properties	—	—	—	1,083
Provision for future income taxes	7,797	34	6,895	(20)
Reclamation expenditures	(338)	(63)	(523)	(292)
Fair value of derivatives	(1,832)	647	5,871	1,927
Accretion of convertible debt	184	—	352	—
Accretion of asset retirement obligations	177	181	354	368
Minority interests	104	200	(72)	380

	4,238	1,457	7,123	4,545
Changes in assets and liabilities:
Accounts receivable	(1,279)	(2,131)	(2,610)	(2,888)
Inventories	(7,477)	(7,410)	(11,079)	(5,659)
Deposits	(1,571)	(425)	(2,670)	(957)
Accounts payable and accrued liabilities	4,221	1,770	1,801	1,769
Other	319	7	194	92

Net cash used in operating activities	(1,549)	(6,732)	(7,241)	(3,098)

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(2,660)	(1,375)	(4,797)	(2,063)
Expenditures on mining properties	(4,758)	(8,158)	(7,762)	(14,520)
Expenditures on property, plant and equipment	(634)	(15,061)	(6,250)	(19,093)
Expenditures on mine construction in progress	(44,783)	4,568	(69,402)	(6,039)
Asset retirement obligation assets	—	757	—	1,057
Investment in short term investments	(21,080)	(20,050)	(21,080)	(3,650)
Decrease in restricted cash	165	—	349	—
Expenditure on purchase of Moto shares	—	—	(1,656)	—
Proceeds from sale of investment in Moto	—	—	38,952	—
Proceeds from sale of EURO shares	3,239	—	3,239	—
Change in payable on capital expenditures	(1,362)	—	4,075	—
Sale of property	—	—	—	1,000
Deposits	7,424	75	(1,782)	(2,254)
Other	(416)	(2,583)	(364)	(2,506)

Net cash used in investing activities	(63,597)	(41,827)	(66,478)	(48,068)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	1,123	125	3,276	300
Debt repayments	(1,968)	(408)	(3,689)	(885)
Issuance of debt	—	48,345	5,453	55,504
Other	—	1,864	(150)	1,756

Net cash provided/(used) by financing activities	(845)	49,926	4,892	56,675

Increase/(decrease) in cash and cash equivalents	(65,991)	1,367	(68,827)	5,509
Cash and cash equivalents, beginning of period	86,873	17,019	89,709	12,877

Cash and cash equivalents end of period	$20,882	$18,386	$20,882	$18,386

(See Note 21 for supplemental cash flow information)
The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US dollars unless noted otherwise)
(Unaudited)
These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our annual report on Form 10–K as amended for the year ended December 31, 2005, on file with Securities and Exchange Commission and with the Canadian securities commissions. Financial information is presented in accordance with accounting principles generally accepted in Canada.
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
3. Inventories

	As of June 30,	As of December 31,
	2006	2005
	(Restated-Note 26)
Stockpiled ore	$8,421	$5,753
In–process	4,413	3,106
Materials and supplies	21,426	14,322

Total	$34,260	$23,181
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

During the six months ended June 30, 2006 and 2005 we issued 4,000 and 45,342 common shares, respectively, to employees under the Bonus Plan.
19. Income Taxes
Income tax (expense)/benefit attributable to net income before income taxes consists of:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Restated-Note 26)		(Restated-Note 26)
Current
Canada	$—	$—	$(4,926)	$—
Foreign	—	—	—	—
Future
Canada	3,117	—	3,118	—
Foreign	(10,914)	(33)	(4,778)	21

Total	$(7,797)	$(33)	$(6,586)	$21
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
20. Earnings per Common Share
The following table provides a reconciliation between basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated-Note 26)		(Restated-Note 26)
Net income/(loss)	$13,084	$(3,695)	$32,407	$(5,918)

Weighted average number of common shares (millions)	207.1	142.4	207.2	142.4
Dilutive securities:
Options	1.9	1.7	2.0	1.9
Warrants	—	0.1	—	0.2

Weighted average number of diluted shares	209.0	144.2	209.2	144.5

Basic earnings/(loss) per share	$0.063	$(0.026)	$0.156	$(0.042)
Diluted earnings/(loss) per share	$0.063	$(0.026)	$0.155	$(0.042)
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

	Africa – Ghana
As of and for the	Bogoso/			South
three months ended June 30,	Prestea	Wassa	Other	America	Corporate	Total
	(Restated-Note 26)					(Restated-Note 26)
2006
Revenues	$14,903	$13,851	$2	$2,119	$645	$31,520
Net income/(loss)	699	(114)	(601)	(5,263)	18,363	13,084
Total assets	234,043	105,432	206,224	1,031	55,343	602,073
2005
Revenues	$14,233	$9,190	$—	$1,050	$450	$24,923
Net income/(loss)	1,769	(2,627)	—	469	(3,306)	(3,695)
Total assets	103,221	90,126	35,264	3,301	78,115	310,027

	Africa – Ghana
As of and for the	Bogoso/			South
six months ended June 30,	Prestea	Wassa	Other	America	Corporate	Total
	(Restated-Note 26)					(Restated-Note 26)
2006
Revenues	$26,457	$27,279	$17	$3,984	$1,175	$58,912
Net income/(loss)	(183)	(2,251)	3,024	(8,335)	40,152	32,407
Total assets	234,043	105,432	206,224	1,031	55,343	602,073
2005
Revenues	$30,950	$9,190	$—	$2,119	$715	$42,974
Net income/(loss)	3,595	(2,676)	—	407	(7,244)	(5,918)
Total assets	103,221	90,126	35,264	3,301	78,115	310,027
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

(a) Consolidated Balance Sheets Under US GAAP

	June 30,	December 31,
	2006	2005

	(Restated-Note d1 and d9)	(Restated-Note d1 and d9)
ASSETS
Current assets:
Cash and cash equivalents	$20,882	$89,709
Short term investments	21,080	—
Accounts receivable	7,339	6,560
Inventories (Note d1)	34,260	23,181
Future tax assets	—	6,248
Fair value of derivatives	12	1,220
Deposits	9,637	5,185
Other current assets	492	686

Total current assets	93,702	132,789

Restricted cash	5,093	3,865
Long term investments (Notes d2 and d3)	—	15,182
Deferred exploration and development costs (Notes d4 and d5)	—	—
Property, plant and equipment (Note d6)	84,824	83,813
Mine construction in progress	115,257	36,707
Mining properties (Notes d4, d5 and d6)	239,119	237,153
Deferred stripping (Note d7)	—	1,548
Loan acquisition costs	766	1,020
Future tax asset	5,408	8,223
Other assets	592	1,124

Total assets	$544,761	$522,443

LIABILITIES
Current liabilities	$52,528	$40,815
Long term debt (Note 8)	64,253	66,632
Asset retirement obligations	9,618	8,286
Future tax liability	42,263	45,072
Fair value of long term derivatives (Note d9)	8,703	15,842

Total liabilities	177,365	176,647

Minority interest	1,955	1,964
Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Share capital (Note d10)	525,554	523,696
Contributed surplus (Notes d9 and d11)	6,750	4,419
Accumulated comprehensive income and other (Note d3)	1,316	9,495
Deficit	(168,179)	(193,778)

Total shareholders’ equity	365,441	343,832
Total liabilities and shareholders’ equity	$544,761	$522,443

(b) Consolidated Statements of Operations under US GAAP

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

	(Restated-Notes d1 and d9)	(Restated-Notes d1 and d9)	(Restated-Notes d1 and d9)	(Restated-Notes d1 and d9)
Net income/(loss) under Cdn GAAP	$13,084	$(3,695)	$32,407	$(5,918)
Deferred exploration expenditures expensed per US GAAP (Note d4)	(4,947)	999	(7,833)	(3,575)
Impact of start-up accounting	—	(1,072)	—	(5,725)
Depreciation and amortization differences – Wassa (Note d6)	262	—	1,737	—
Derivative Loss (Note d9)	496	(947)	(124)	4,483
Write-off of deferred exploration properties (Note d4)	—	—	—	1,083
Other (Notes d4 and d8)	509	180	505	220

Net income/(loss) under US GAAP before minority interest	9,404	(4,535)	26,692	(9,342)
Minority interest, as adjusted	(220)	54	(62)	56

Net income/(loss) under US GAAP	9,184	(4,481)	26,630	(9,376)
Other comprehensive income – gain on marketable securities (Note d3)	—	(156)	—	893

Comprehensive income/(loss)	$9,184	$(4,637)	$26,630	$(8,483)

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.044	$(0.031)	$0.129	$(0.066)
Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.044	$(0.031)	$0.127	$(0.065)

(c) Consolidated Statements of Cash Flows under US GAAP

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Cash provided by (used in):
Operating activities	$(4,984)	$(4,243)	$(13,407)	$(11,284)
Investing activities	(60,072)	(44,146)	(60,312)	(39,712)
Financing activities	(845)	49,756	4,892	56,505

Increase/(Decrease) in cash and cash equivalents	(65,901)	1,367	(68,827)	5,509
Cash and cash equivalent beginning of period	86,783	17,019	89,709	12,877

Cash and cash equivalents end of period	$20,822	$18,386	$20,822	$18,386

(d) Notes:

(1)	Inventories have been restated to correct errors in computations of ore stockpile values and in-process inventories. The following table shows the changes to accounts effected by the corrections:

	Quarter ended March 31, 2006		Quarter ended June 30, 2006		Quarter ended September 30, 2006
		As amended on		As amended on		As amended on our
	As reported on	Form 10-Q/A	As reported on	Form 10-Q/A	As reported on	10-Q/A Amendment
(In millions of dollars except per share data)	Form 10-Q/A	Amendment No. 2	Form 10-Q/A	Amendment No. 2	Form 10-Q/A	No. 2
Statement of Operations
Net income under Cdn GAAP	$19.0	$19.3	$14.4	$13.1	$3.0	$1.5
Net income under US GAAP	17.1	17.4	10.5	9.2	4.1	2.7
Comprehensive income	17.1	17.4	10.5	9.2	4.1	2.7
Basic net income/(loss) per share	0.083	0.084	0.051	0.044	0.020	0.013
Diluted net income per share	0.082	0.083	0.050	0.044	0.020	0.013

Balance Sheet
Inventories	26.3	26.7	35.8	34.3	43.8	40.1
Future tax assets current	2.3	2.0	—	—	—	—
Future tax asset long term	13.5	13.7	4.5	5.4	3.7	5.5
Future tax liability current	—	—	0.1	0.6	—	0.9
Minority interest	1.6	1.6	2.1	2.0	2.8	2.6
Deficit	(177.7)	(177.4)	(167.1)	(168.2)	(162.0)	(164.4)

	Three months ended March 31, 2006		Six months ended June 30, 2006		Nine months ended September 30, 2006
		As amended on		As amended on		As amended on our
	As reported on	Form 10-Q/A	As reported on	Form 10-Q/A	As reported on	10-Q/A Amendment
(In millions of dollars except per share data)	Form 10-Q/A	Amendment No. 2	Form 10-Q/A	Amendment No. 2	Form 10-Q/A	No. 2
Statement of Operations
Net income under Cdn GAAP	$19.0	$19.3	$33.4	$32.4	$36.4	$33.9
Net income under US GAAP	17.1	17.4	27.7	26.6	31.8	29.3
Comprehensive income	17.1	17.4	27.7	26.6	31.8	29.3
Basic net income/(loss) per share	0.083	0.084	0.134	0.129	0.153	0.141
Diluted net income per share	0.082	0.083	0.132	0.127	0.152	0.14

(2)	Minority investments in entities whose major business is mineral exploration are deemed for US GAAP to be equivalent to exploration spending and are expensed as incurred.

(3)	Under US GAAP, investments in marketable equity securities are marked to fair value at the end of each period with gains and losses recognized in the statement of operations. Under Cdn GAAP gains and losses on marketable equity securities are noted in the foot notes and recognized in the statement of operations only when the investment is sold.

(4)	Under US GAAP, exploration, acquisition (except for Purchase Accounting costs) and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

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

(6)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it can be shown that it is capable of producing its intended product. Under Cdn GAAP new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity. As such, the new Wassa mine and processing operation was placed in service on January 1, 2005 for US GAAP purposes and was placed in service on April 1, 2005 for Cdn GAAP purposes. All operating expenses, including ARO accretion, depreciation, depletion and amortization and work in process inventory adjustments were recognized in the statement of operations for US GAAP during the first quarter of 2005 while such costs were capitalized net of revenues generated for Cdn GAAP.

(7)	In March 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board issued statement 04-6 “Accounting for Stripping Costs Incurred During Production in the Mining Industry” (“EITF 04-6”) which precludes deferral of stripping costs during a mine’s production phase. EITF 04-6 requires that deferred stripping costs be considered a variable production cost. The new pronouncement is effective January 1, 2006 and transition provisions allow any remaining balances in deferred stripping asset accounts to be closed directly to retained earnings on January 1, 2006. In Canada the Emerging Issues Committee (“EIC”) has issued EIC 160 “Stripping Costs Incurred in the Production Phase of the Mining Operation” which concludes that deferred stripping costs during the production phase of a mine’s life should generally be considered a variable production cost and included in the cost of inventory unless it can be shown that the stripping costs represent a betterment to the mineral property.

(8)	For US GAAP purposes, 100% of the $50.0 million of convertible notes issued in the second quarter of 2005 was classified as a liability. Under Cdn GAAP, the fair value of the conversion feature is classified as equity and the balance is classified as a liability. Under Cdn GAAP, the liability portion is accreted each period in amounts which will increase the liability to its full amount as of the maturity date and the accretion is recorded as interest expense.

(9)	Under US GAAP the fair value of warrants denominated in currencies other than the company’s functional currency are treated as a derivative liability. The derivative liability of such warrants is market to market at the end of each period and the change in fair value is recorded in the statement of operations. Under Cdn GAAP the issue-date fair value of all warrants is treated as a component of shareholders’ equity and are recorded as contributed surplus and are not marked to their fair value. This US GAAP reconciliation has been restated to take effect of the differences between Cdn and US GAAP as described in this note.

(10)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP) — under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP; (iv) when warrants denominated in currencies other that the company’s functional currency are exercised, the difference between the fair value and the strike price of the warrant is recorded as share capital for US GAAP purposes, but under Cdn GAAP only the strike price is recorded as share capital on exercise.

(11)	In December 2004, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 123R “Share-Based Payment, amending SFAS No. 123” (“SFAS 123R”), effective beginning our first quarter of fiscal 2006. SFAS 123R requires the Company to expense stock options based on grant date fair value in its financial statements. Further, the SFAS 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff

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
26. Restatement
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
The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce.”
Derivation of Total Mine Operating Cost

	For the six months ended June 30, 2006
	Wassa	Bogoso/Prestea	Combined

		(Restated-Note 26)	(Restated-Note 26)
Mining operations	$23,181	$22,911	$46,092
Mining related depreciation and amortization	5,775	5,030	10,805
Accretion of asset retirement obligations	102	251	354
Total mine operating costs	$29,059	$28,192	$57,251

Ounces sold	46,019	44,128	90,147

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$631	$639	$635
Less depreciation and amortization ($/oz)	125	114	120
Less accretion of asset retirement obligations ($/oz)	2	6	4
Total cash cost ($/oz)	504	519	511
Less royalties and production taxes ($/oz)	18	18	17
Cash operating cost per ounce ($/oz)	486	501	494

Derivation of Total Mine Operating Cost

	For the six months ended June 30, 2005
	Wassa	Bogoso/Prestea	Combined

Mining operations	$10,105	$21,861	$31,966
Mining related depreciation and amortization	1,699	4,214	5,913
Accretion of asset retirement obligations	95	273	368
Total mine operating costs	$11,899	$26,348	$38,247

Ounces sold	20,739	72,364	93,103

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$574	$364	$411
Less depreciation and amortization ($/oz)	82	58	64
Less accretion of asset retirement obligations ($/oz)	5	4	4
Total cash cost ($/oz)	487	302	343
Less royalties and production taxes ($/oz)	15	13	13
Cash operating cost per ounce ($/oz)	472	289	330
Derivation of Total Mine Operating Cost

	For the three months ended June 30, 2006
	Wassa	Bogoso/Prestea	Combined

		(Restated-Note 26)	(Restated-Note 26)
Mining operations	$10,983	$12,091	$23,074
Mining related depreciation and amortization	2,650	2,578	5,228
Accretion of asset retirement obligations	54	132	186
Total mine operating costs	$13,687	$14,801	$28,488

Ounces sold	21,814	23,393	45,207

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$627	$633	$630
Less depreciation and amortization ($/oz)	121	110	116
Less accretion of asset retirement obligations ($/oz)	2	6	4
Total cash cost ($/oz)	504	517	510
Less royalties and production taxes ($/oz)	17	19	18
Cash operating cost per ounce ($/oz)	487	498	492
Derivation of Total Mine Operating Cost

	For the three months ended June 30, 2005
	Wassa	Bogoso/Prestea	Combined

Mining operations	$10,105	$9,785	$19,890
Mining related depreciation and amortization	1,699	2,042	3,741
Accretion of asset retirement obligations	95	86	181
Total mine operating costs	$11,899	$11,913	$23,812

Ounces sold	20,739	33,199	53,938

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$574	$359	$441
Less depreciation and amortization ($/oz)	82	62	69
Less accretion of asset retirement obligations ($/oz)	5	3	3
Total cash cost ($/oz)	487	294	369
Less royalties and production taxes ($/oz)	15	13	14
Cash operating cost per ounce ($/oz)	472	281	355

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
RESULTS OF OPERATIONS
Second quarter 2006 compared to Second Quarter 2005
Net income totaled $13.1 million or $0.063 per share during the second quarter of 2006, versus a net loss of $(3.7) million or $(0.026) per share during the second quarter of 2005. The major factor contributing to the earnings improvement in the second quarter of 2006 was a $20.9 million pre-tax gain (consisting of a cash and an accounting gain as disclosed above) on the sale of EURO shares and the associated earnings impact of a change of accounting method to the equity method following the sale of the EURO shares. (see Trends and Events section above). Offsetting the gain on the sale of the EURO shares was a $2.1 million loss on derivatives. Derivative mark–to–market losses totaled $0.6 million in the second quarter of 2005.
While we sold 8,731 less ounces during the second quarter versus the same period of 2005, consolidated gold revenues were up $5.3 million because of higher gold prices. We received an average of $634 per ounce in the second quarter of 2006 versus $429 per ounce in the second quarter of 2005.

Bogoso’s and Wassa’s combined operations yielded a $0.2 million operating margin (“Gold sales” revenues less “Total mine operating costs” – see Statement of Operations) in the second quarter of 2006 compared to an operating margin loss of $(0.4) million in the second quarter of 2005. The major factor responsible for the improved operational results was higher gold prices, which more than offset higher operating costs.
Interest expense was lower than a year ago as more interest was capitalized into construction projects in the current quarter. A $2.3 million foreign exchange gain also contributed to the improved results versus the second quarter of 2005.

	For the three months ended		For the six months ended
	June 30,		June 30,
SUMMARY OF FINANCIAL RESULTS	2006	2005	2006	2005
Gold sold (oz)	45,207	53,938	90,147	93,103
Average realized price ($/oz)	634	429	594	426
Gold revenues (in $ thousands)	28,675	23,403	53,611	40,094
Cash flow used in operations (in $ thousands)	(1,549)	(6,732)	(7,241)	(3,098)
Net income/(loss) (in $ thousands)	13,084	(3,695)	32,407	(5,918)
Net income/(loss) per share – basic ($)	0.063	(0.026)	0.156	(0.042)
Six months ended June 30, 2006 compared to Six months ended June 30, 2005
Net income totaled $32.4 million or $0.156 per share in the six months ended June 30, 2006, versus a net loss of $(5.9) million or $(0.042) per share during the same period in 2005. The major factors contributing to the earnings improvement versus the first six months of 2005 include a $30.3 million pre-tax gain on the sale of Moto shares in the first quarter and a $20.9 million pre-tax gain from the sale of EURO shares and resultant change in accounting method in the second quarter (see Trends and Events above for additional information on the Moto and EURO share sales.) A $4.3 million improvement in foreign exchange gains, mostly on cash balances in Canada, also contributed to the improved results.
Offsetting the gain on the sale of the Moto and EURO shares was a $10.7 million loss on derivatives and $3.7 million operating margin loss (“Gold sales” revenues less “Total mine operating costs”) at the mines. The operating margin loss is mostly due to lower processing rates, grades and recovery at Bogoso/Prestea (see below for additional discussion). The $10.7 million derivative loss in the first six months of 2006 consists of $4.1 million cash payment to settle 30,000 calls, $0.8 million payments to EURO’s counter parties for expiring positions, a $4.1 million unrealized loss on EURO’s derivatives through June 19, 2006, a $2.0 million unrealized loss on our Rand and Euro forward agreements and a $0.2 million unrealized gain on the puts and calls. Derivative mark–to–market losses of $1.9 million in the first six months of 2005 were mostly related to EURO’s cash–settled forward gold price agreements.
Consolidated gold revenues for the first six months of 2006 were up $13.5 million from the same period a year ago, but the operating margin was $5.5 million lower. Higher gold prices ($594 per ounce in the six months of 2006 versus $426 per ounce in the same period of 2005) and higher gold output contributed to the increased revenues. Higher gold production at Wassa, as a result of a full six months of production, was offset by lower production at Bogoso.
The consolidated mine operating margins dropped in the first six months of 2006, due to lower gold output at Bogoso/Prestea and higher operating costs than in the first six months of 2005. Most of the increase in operating costs versus the same period of 2005 was due to the lack of Wassa operating cost during the first quarter of 2005 as the Wassa mine was not yet in service.

Bogoso/Prestea Operations
Three months ended June 30, 2006 — Bogoso/Prestea generated a nil operating margin (“Gold sales” revenues less “Total mine operating costs”) during the second quarter of 2006 on sales of 23,393 ounces of gold, versus an operating margin of $2.3 million on sales of 33,199 ounces in the second quarter of 2005. While second quarter 2006 gold sales were down 9,806 ounces versus the second quarter of 2005 due to a combination of lower plant through-put, lower ore grades and lower gold recovery, higher gold prices more than offset the lower output.
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
BOGOSO/PRESTEA

	For the three months ended		For the six months ended
	June 30,		June 30,
OPERATING RESULTS	2006	2005	2006	2005
Ore mined (t)	342,560	508,685	724,319	908,829
Waste mined (t)	2,106,167	2,601,968	4,448,935	4,693,221
Ore processed (t)	369,943	378,259	705,523	769,553
Grade processed (g/t)	3.57	4.54	3.51	4.55
Recovery (%)	55.3	59.3	57.3	60.4
Gold sold (oz)	23,393	33,199	44,128	72,364
Cash operating cost ($/oz)	498	281	501	289
Royalties ($/oz)	19	13	18	13
Total cash cost ($/oz)	517	294	519	302
Cash operating costs were $498 per ounce versus $281 per ounce in the second quarter of 2005. Lower gold output was the major factor contributing to the higher unit costs.
Six months ended June 30, 2006 — Bogoso/Prestea generated a $(1.9) million operating margin loss (“Gold sales” revenues less “Total mine operating costs”) during the first six months of 2006 on sales of 44,128 ounces of gold, down from a $4.7 million operating margin on sales of 72,346 ounces in the first six months of 2005. The major factor contributing to the loss was lower gold sales, down 28,236 ounces versus the same period of 2005, due to a combination of lower plant through-put, lower ore grades and lower gold recovery.
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
While mine site operating costs were $1.1 million higher than in the first six months of 2005, the drop in gold output increased cash operating unit costs to $501 per ounce versus $289 per ounce in the first half of 2005.
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

INDEX TO EXHIBITS
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