Form 10-Q/A
period 2006-09-30
GOLDEN STAR RESOURCES LTD
filed 2007-03-26
CIK 903571

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

Explanatory Note
     This Form 10-Q/A is being filed to amend Golden Star Resources Ltd.’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006 to correct errors discovered on March 11, 2007 related to the computation of ore stockpile and in-process inventory balances and the associated “Mining operations” costs as found on the statement of operations. The corrections also impacted the minority interest account and various tax accounts on the balance sheets and in the statement of operations as well as our non-GAAP measures cash operating costs per ounce and total cash cost per ounce.
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
SIGNATURES
EXHIBIT INDEX
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

PART I
ITEM 1. FINANCIAL STATEMENTS
GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of US dollars except shares issued and outstanding)
(Unaudited)

	As of	As of
	September 30,	December 31,
	2006	2005

	(Restated-Note 25)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,043	$89,709
Accounts receivable	6,094	6,560
Inventories (Note 2)	40,129	23,181
Future tax assets	—	6,248
Fair value of derivatives (Note 12)	—	1,220
Deposits (Note 3)	10,096	5,185
Prepaids and other	1,089	686

Total Current Assets	67,451	132,789

RESTRICTED CASH	1,572	5,442
LONG TERM INVESTMENTS (Note 4)	1,456	8,160
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 6)	165,715	167,532
PROPERTY, PLANT AND EQUIPMENT (Note 7)	87,400	84,527
MINING PROPERTIES (Note 8)	134,170	118,088
CONSTRUCTION IN PROGRESS (Note 9)	139,774	36,707
DEFERRED STRIPPING (Note 10)	—	1,548
FUTURE TAX ASSETS	5,535	8,223
OTHER ASSETS	1,351	1,587

Total Assets	$604,424	$564,603

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,918	$26,144
Fair value of derivatives (Note 12)	1,016	4,709
Asset retirement obligations (Note 13)	3,661	3,107
Current portion of future tax liability	906	—
Current debt (Note 11)	5,812	6,855

Total Current Liabilities	43,313	40,815

LONG TERM DEBT (Note 11)	66,917	64,298
ASSET RETIREMENT OBLIGATIONS (Note 13)	13,916	8,286
FAIR VALUE OF DERIVATIVES (Note 12)	—	7,263
FUTURE TAX LIABILITY	42,202	45,072

Total liabilities	166,348	165,734

MINORITY INTERESTS	7,071	6,629
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 15)
First preferred shares, without par value, unlimited shares authorized. No shares issued	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 207,845,758 at September 30, 2006; 205,954,582 at December 31, 2005	524,481	522,510
CONTRIBUTED SURPLUS	9,832	6,978
EQUITY COMPONENT OF CONVERTIBLE NOTES	2,857	2,857
DEFICIT	(106,165)	(140,105)

Total Shareholders’ Equity	431,005	392,240

Total Liabilities and Shareholders’ Equity	$604,424	$564,603

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of US dollars except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Restated-Note 25)		(Restated-Note 25)
REVENUE
Gold sales	$35,996	$23,235	$89,607	$63,329
Royalty income	186	952	4,026	3,071
Interest and other	372	561	1,833	1,322

Total revenues	36,554	24,748	95,466	67,722

PRODUCTION EXPENSES
Mining operations	24,724	20,060	70,816	52,026
Depreciation, depletion and amortization	5,142	4,639	15,946	10,552
Accretion of asset retirement obligation (Note 13)	190	172	544	540

Total mine operating costs	30,036	24,871	87,306	63,118

OPERATING EXPENSES Exploration expense	414	191	1,004	605
General and administrative expense	1,887	1,556	7,040	6,504
Corporate development expense	—	37	—	147

Total production and operating expenses	32,357	26,655	95,350	70,374

Operating income/(loss)	4,197	(1,907)	116	(2,652)

OTHER EXPENSES, (GAINS) AND LOSSES
Derivative mark-to-market (gain)/loss (Note 12)	(1,382)	5,486	9,346	7,412
Abandonment and impairment of mineral properties	1,849	—	1,849	1,083
Gain on sale of partial investment in EURO (Note 5)	—	—	(20,940)	—
Gain on sale of investment in Moto (Note 4)	—	—	(30,294)	—
Loss on equity investments	—	75	—	185
Interest expense	487	853	1,448	1,705
Foreign exchange (gain)/loss	1,118	(111)	(2,339)	732

Income/(loss) before minority interest	2,125	(8,210)	41,046	(13,769)

Minority interest	(515)	(136)	(443)	(516)

Net income/(loss) before income tax	1,610	(8,346)	40,603	(14,285)
Income tax (expense)/benefit (Note 18)	(77)	1,689	(6,663)	1,710

Net income/(loss)	$1,533	$(6,657)	$33,940	$(12,575)

Deficit, beginning of period	(107,698)	(132,492)	(140,105)	(126,574)

Deficit, end of period	$(106,165)	$(139,149)	$(106,165)	$(139,149)

Net income/(loss) per common share — basic (Note 19)	$0.007	$(0.047)	$0.164	$(0.088)
Net income/(loss) per common share — diluted (Note 19)	$0.007	$(0.047)	$0.162	$(0.088)
Weighted average shares outstanding (millions of shares)	207.3	142.8	207.4	142.5

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of US dollars)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Restated-Note 25)		(Restated-Note 25)
OPERATING ACTIVITIES:
Net income/(loss)	$1,533	$(6,657)	$33,940	$(12,575)

Reconciliation of net income to net cash provided by/(used in) operating activities:
Depreciation, depletion and amortization	5,163	4,709	15,998	10,623
Amortization of loan acquisition cost	27	30	171	105
Deferred stripping	516	(1,920)	1,548	(1,803)
Loss on equity investment	—	75	—	185
Gain on sale of investment in Moto and EURO	—	—	(51,234)	—
Non-cash employee compensation	522	98	1,583	900
Impairment of deferred exploration projects	1,849	—	1,849	1,083
Income tax expense/(benefit)	77	(1,689)	6,971	(1,710)
Reclamation expenditures	(434)	(176)	(957)	(468)
Fair value of derivatives	(1,900)	5,485	3,971	7,412
Accretion of convertible debt	177	174	529	348
Accretion of asset retirement obligations	190	172	544	540
Minority interest	515	136	443	516

	8,235	437	15,356	5,156

Changes in assets and liabilities:
Accounts receivable	1,169	1,769	(1,441)	(1,119)
Inventories	(5,870)	(4,694)	(16,949)	(10,353)
Deposits	1,832	830	(838)	(127)
Accounts payable and accrued liabilities	2,485	3,839	4,286	5,607
Other	(528)	(410)	(334)	(317)

Net cash provided by/(used in) operating activities	7,323	1,771	80	(1,153)

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(1,543)	(1,719)	(6,340)	(3,782)
Expenditures on mining properties	(4,164)	(10,455)	(11,926)	(23,918)
Expenditures on property, plant and equipment	(4,587)	(6,279)	(10,837)	(25,372)
Expenditures on mine construction in progress	(32,172)	(13,084)	(101,574)	(19,123)
Cash invested in short term investments	—	—	(21,080)	—
Cash provided by short term investments	21,080	22,750	21,080	19,100
Cash provided by restricted cash	3,521	—	3,870	—
Expenditure on purchase of Moto shares	—	—	(1,656)	—
Proceeds from sale of investment in Moto	—	—	38,952	—
Proceeds from sale of investment in EURO	—	—	3,239	—
Change in payable on capital expenditures	(3,342)	9,071	733	9,071
Sale of property	—	—	—	1,000
Deposits	(2,291)	(161)	(4,073)	(2,415)
Other	(396)	879	(760)	(1,627)

Net cash provided by/(used in) investing activities	(23,894)	1,002	(90,372)	(47,066)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	115	877	3,392	1,177
Debt repayments (Note 11)	(1,361)	(1,087)	(5,050)	(1,972)
Issuance of debt (Note 11)	6,978	3,000	12,431	58,330
Equity portion of convertible notes	—	—	—	2,857
Other	—	(52)	(149)	(1,153)

Net cash provided by financing activities	5,732	2,738	10,624	59,239

Increase/(decrease) in cash and cash equivalents	(10,839)	5,511	(79,666)	11,020
Cash and cash equivalents, beginning of period	20,882	18,386	89,709	12,877

Cash and cash equivalents end of period	$10,043	$23,897	$10,043	$23,897

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
2. Inventories

	As of September 30,	As of December 31,
	2006	2005
	(Restated-Note 25)
Stockpiled ore	$14,338	$5,753
In–process	3,101	3,106
Materials and supplies	22,690	14,322

Total	$40,129	$23,181
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
During the nine months ended September 30, 2006 and 2005 we issued 4,000 and 45,342 common shares, respectively, to employees under the Bonus Plan.
18. Income Taxes
Income tax (expense)/benefit attributable to net income before income taxes consists of:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Restated-Note 25)		(Restated-Note 25)
Current
Canada	$—	$—	$(4,926)	$—
Foreign	—	—	—	—
Future
Canada	61	—	3,179	—
Foreign	(138)	1,689	(4,916)	1,710

Total	$(77)	$1,689	$(6,663)	$1,710
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
19. Earnings per Common Share
The following table provides a reconciliation between basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Restated-Note 25)		(Restated-Note 25)
Net income/(loss)	$1,533	$(6,657)	$33,940	$(12,575)

Weighted average number of common shares (millions)	207.3	142.8	207.4	142.5
Dilutive securities:
Options	1.9	1.8	2.0	1.9
Warrants	—	—	—	—

Weighted average number of diluted shares	209.2	144.6	209.4	144.4

Basic earnings/(loss) per share	$0.007	$(0.047)	$0.164	$(0.088)
Diluted earnings/(loss) per share	$0.007	$(0.047)	$0.162	$(0.088)
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

	Africa – Ghana
As of and for the	Bogoso/			South
three months ended September 30,	Prestea	Wassa	Other	America	Corporate	Total
	(Restated-Note 25)					(Restated-Note 25)
2006
Revenues	$21,544	$14,529	$2	$170	$309	$36,554
Net income/(loss)	5,510	321	(204)	(164)	(3,930)	1,533
Total assets	289,551	107,028	196,184	7,849	3,812	604,424
2005
Revenues	$12,856	$10,500	$—	$1,058	$334	$24,748
Net income/(loss)	1,667	(3,660)	(1,331)	(2,654)	(679)	(6,657)
Total assets	131,575	98,512	45,531	7,684	42,354	325,656

	Africa – Ghana
As of and for the	Bogoso/			South
nine months ended September 30,	Prestea	Wassa	Other	America	Corporate	Total
2006
Revenues	$48,001	$41,808	$18	$4,186	$1,453	$95,466
Net income/(loss)	5,327	(1,930)	2,820	(3,936)	31,659	33,940
Total assets	289,551	107,028	196,184	7,849	3,812	604,424

	Africa – Ghana
As of and for the	Bogoso/			South
nine months ended September 30,	Prestea	Wassa	Other	America	Corporate	Total
2005
Revenues	$43,806	$19,690	$—	$3,177	$1,049	$67,722
Net income/(loss)	5,278	(6,336)	(1,331)	(2,263)	(7,923)	(12,575)
Total assets	131,575	98,512	45,531	7,684	42,354	325,656
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

(a) Consolidated Balance Sheets in US GAAP

	As of	As of
	September 30,	December 31,
	2006	2005

	(Restated - Notes d1 and d9)	(Restated - Notes d1 and d9)
ASSETS
Current assets:
Cash and cash equivalents	$10,043	$89,709
Accounts receivable	6,094	6,560
Inventories (Note d1)	40,129	23,181
Future tax assets	—	6,248
Fair value of derivatives	—	1,220
Deposits	10,096	5,185
Other current assets	1,089	686

Total current assets	67,451	132,789

Restricted cash	1,572	3,865
Long term investments (Notes d2 and d3)		15,182
Deferred exploration and development costs (Notes d4 and d5)	—	—
Property, plant and equipment (Note d6)	86,686	83,813
Mine construction in progress	139,774	36,706
Mining properties (Notes d4, d5 and d6)	244,285	237,153
Deferred stripping (Note d7)	—	1,548
Future tax asset (Note d12)	5,535	8,223
Other assets	1,351	3,164

Total assets	$546,654	$522,443

LIABILITIES
Current liabilities	$43,313	$40,815
Long term debt (Note d8)	68,721	66,632
Asset retirement obligations	13,916	8,286
Future tax liability	42,202	45,072
Fair value of long term derivatives (Note d9)	6,131	15,842

Total liabilities	174,283	176,647

Minority interest	2,552	1,964
Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Share capital (Note d10)	525,668	523,696
Contributed surplus (Notes d9 and d11)	7,272	4,419
Accumulated comprehensive income and other (Note d3)	1,316	9,495
Deficit	(164,437)	(193,778)

Total shareholders’ equity	369,819	343,832

Total liabilities and shareholders’ equity	$546,654	$522,443

(b) Consolidated Statements of Operations under US GAAP

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

	(Restated-Notes d1 and d9)	(Restated-Notes d1 and d9)	(Restated-Notes d1 and d9)	(Restated-Notes d1 and d9)
Net income/(loss) under Cdn GAAP	$1,533	$(6,657)	$33,940	$(12,575)
Deferred exploration expenditures expensed per US GAAP (Note d4)	(475)	(5,920)	(8,308)	(9,495)
Impact of start-up accounting (Note d5)	—	—	—	(4,718)
Depreciation and amortization differences – Wassa (Note d6)	(314)	182	1,423	(825)
Derivative gain/(loss) (Note d9)	2,572	(2,314)	2,448	2,169
Write-off of deferred exploration properties (Note d4)	—	—	—	1,083
Other (Notes d4 and d8)	(524)	150	(19)	370

Net income/(loss) under US GAAP before minority interest	2,792	(14,559)	29,484	(23,991)
Minority interest, as adjusted	(82)	71	(144)	127

Net income/(loss) under US GAAP	2,710	(14,488)	29,340	(23,864)
Other comprehensive income – gain on marketable securities (Note d3)	—	3,938	—	4,831

Comprehensive income/(loss)	$2,710	$(10,550)	$29,340	$(19,033)

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.013	$(0.101)	$0.141	$(0.167)
Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.013	$(0.100)	$0.140	$(0.165)
(c) Consolidated Statements of Cash Flows under US GAAP

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Cash provided by (used in):
Operating activities	$1,269	$4,280	$(12,138)	$(7,004)
Investing activities	(17,840)	(1,507)	(78,152)	(41,215)
Financing activities	5,732	2,738	10,624	59,239

Increase/(Decrease) in cash and cash equivalents	(10,839)	5,511	(79,666)	11,020
Cash and cash equivalent beginning of period	20,882	18,386	89,709	12,877

Cash and cash equivalents end of period	$10,043	$23,897	$10,043	$23,897

(d) Notes:

(1)	Inventories have been restated to correct errors in computations of ore stockpile values and in-process inventories. The following table shows the changes to accounts affected by the corrections:

	Quarter ended March 31, 2006		Quarter ended June 30, 2006		Quarter ended September 30, 2006
		As amended on		As amended on		As amended on our
	As reported on	Form 10-Q/A	As reported on	Form 10-Q/A	As reported on	10-Q/A Amendment
(In millions of dollars except per share data)	Form 10-Q/A	Amendment No. 2	Form 10-Q/A	Amendment No. 2	Form 10-Q/A	No. 2
Statement of Operations
Net income under Cdn GAAP	$19.0	$19.3	$14.4	$13.1	$3.0	$1.5
Net income under US GAAP	17.1	17.4	10.5	9.2	4.1	2.7
Comprehensive income	17.1	17.4	10.5	9.2	4.1	2.7
Basic net income/(loss) per share	0.083	0.084	0.051	0.044	0.020	0.013
Diluted net income per share	0.082	0.083	0.050	0.044	0.020	0.013

Balance Sheet
Inventories	26.3	26.7	35.8	34.3	43.8	40.1
Future tax assets current	2.3	2.0	—	—	—	—
Future tax asset long term	13.5	13.7	4.5	5.4	3.7	5.5
Future tax liability current	—	—	0.1	0.6	—	0.9
Minority interest	1.6	1.6	2.1	2.0	2.8	2.6
Deficit	(177.7)	(177.4)	(167.1)	(168.2)	(162.0)	164.4

	Three months ended March 31, 2006		Six months ended June 30, 2006		Nine months ended September 30, 2006
		As amended on		As amended on		As amended on our
	As reported on	Form 10-Q/A	As reported on	Form 10-Q/A	As reported on	10-Q/A Amendment
(In millions of dollars except per share data)	Form 10-Q/A	Amendment No. 2	Form 10-Q/A	Amendment No. 2	Form 10-Q/A	No. 2
Statement of Operations
Net income under Cdn GAAP	$19.0	$19.3	$33.4	$32.4	$36.4	$33.9
Net income under US GAAP	17.1	17.4	27.7	26.6	31.8	29.3
Comprehensive income	17.1	17.4	27.7	26.6	31.8	29.3
Basic net income/(loss) per share	0.083	0.084	0.134	0.129	0.153	0.141
Diluted net income per share	0.082	0.083	0.132	0.127	0.152	0.140

(2)	Minority investments in private entities whose major business is mineral exploration are deemed for US GAAP to be equivalent to exploration spending and are expensed as incurred.

(3)	Under US GAAP, investments in marketable equity securities are marked to fair value at the end of each period with gains and losses recognized in Other comprehensive income. Under Cdn GAAP gains and losses on marketable equity securities are noted in the foot notes and recognized in the statement of operations only when the investment is sold.

(4)	Under US GAAP, exploration, acquisition (except for purchase costs) and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(5)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until such time as a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(6)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it can be shown that it is capable of producing its designed product as intended. Under Cdn GAAP new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity.

(7)	In March 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board issued statement 04-6 “Accounting for Stripping Costs Incurred During Production in the Mining Industry” (“EITF 04-6”) which precludes deferral of stripping costs during a mine’s production phase. EITF 04-6 requires that deferred stripping costs be considered a variable production cost. The new pronouncement is effective January 1, 2006 and transition provisions allow any remaining balances in deferred stripping asset accounts to be closed directly to retained earnings on January 1, 2006. In Canada the Emerging Issues Committee (“EIC”) has issued EIC 160 “Stripping Costs Incurred in the Production Phase of the Mining Operation” which concludes that deferred stripping costs during the production phase of a mine’s life should generally be considered a variable production cost and included in the cost of inventory unless it can be shown that the stripping costs represent a betterment to the mineral property.

(8)	For US GAAP purposes, 100% of the $50.0 million of convertible notes issued in the second quarter of 2005 was classified as a liability. Under Cdn GAAP, the fair value of the conversion feature is classified as equity and the balance is classified as a liability. Under Cdn GAAP, the liability portion is accreted each period in amounts which will increase the liability to its full amount as of the maturity date and the accretion is recorded as interest expense.

(9)	Under US GAAP the fair value of warrants denominated in currencies other than the company’s functional currency are treated as a derivative liability. The derivative liability of such warrants is market to market at the end of each period and the change in fair value is recorded in the statement of operations. Under Cdn GAAP the issue-date fair value of all warrants is treated as a component of sahreholders’ equity and are recorded as contributed surplus and are not marked to their fair value. This US GAAP reconciliation has been restated to take effect of the differences between Cdn and US GAAP as described in this note.

(10)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP) — under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP.

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

(12)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine developments cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 3 and 4 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP. However due to the uncertainty of utilization of these tax assets, valuation allowances have been applied to offset them. As a result there are currently no differences in tax assets recognized on the US and Cdn balance sheets but future events, particularly those regarding expected future earnings from the new sulfide processing operation, could result in differing tax asset balances in the future.

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
26. Subsequent Event
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
The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce.”
Derivation of Total Mine Operating Cost

	For the nine months ended September 30, 2006
	Wassa	Bogoso/Prestea	Combined

		(Restated-Note 25)	(Restated-Note 25)
Mining operations	$34,406	$36,410	$70,816
Mining related depreciation and amortization	8,539	7,407	15,946
Accretion of asset retirement obligations	160	384	544
Total mine operating costs	$43,105	$44,201	$87,306

Ounces sold	69,262	78,739	148,001

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$622	$561	$590
Less depreciation and amortization ($/oz)	123	94	108
Less accretion of asset retirement obligations ($/oz)	2	5	4
Total cash cost ($/oz)	497	462	478
Less royalties and production taxes ($/oz)	18	18	17
Cash operating cost per ounce ($/oz)	479	444	461

Derivation of Total Mine Operating Cost

	For the nine months ended September 30, 2005
	Wassa	Bogoso/Prestea	Combined

Mining operations	$21,566	$30,460	$52,026
Mining related depreciation and amortization	4,128	6,424	10,552
Accretion of asset retirement obligations	142	398	540
Total mine operating costs	$25,836	$37,282	$63,118

Ounces sold	45,063	101,709	146,772

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$573	$367	$430
Less depreciation and amortization ($/oz)	92	63	72
Less accretion of asset retirement obligations ($/oz)	3	4	4
Total cash cost ($/oz)	478	300	354
Less royalties and production taxes ($/oz)	13	12	13
Cash operating cost per ounce ($/oz)	465	288	341
Derivation of Total Mine Operating Cost

	For the three months ended September 30, 2006
	Wassa	Bogoso/Prestea	Combined

		(Restated-Note 25)	(Restated-Note 25)
Mining operations	$11,225	$13,499	$24,724
Mining related depreciation and amortization	2,764	2,378	5,142
Accretion of asset retirement obligations	58	132	190
Total mine operating costs	$14,047	$16,009	$30,056

Ounces sold	23,244	34,611	57,855

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$604	$463	$520
Less depreciation and amortization ($/oz)	119	69	89
Less accretion of asset retirement obligations ($/oz)	2	4	3
Total cash cost ($/oz)	483	390	428
Less royalties and production taxes ($/oz)	19	18	18
Cash operating cost per ounce ($/oz)	464	372	410
Derivation of Total Mine Operating Cost

	For the three months ended September 30, 2005
	Wassa	Bogoso/Prestea	Combined

Mining operations	$11,461	$8,599	$20,060
Mining related depreciation and amortization	2,429	2,210	4,639
Accretion of asset retirement obligations	47	125	172
Total mine operating costs	$13,937	$10,934	$24,871

Ounces sold	24,312	29,346	53,658

Derivation of cost per ounce:
Total operating costs – GAAP ($/oz)	$573	$372	$464
Less depreciation and amortization ($/oz)	100	75	86
Less accretion of asset retirement obligations ($/oz)	2	4	3
Total cash cost ($/oz)	471	293	375
Less royalties and production taxes ($/oz)	11	13	12
Cash operating cost per ounce ($/oz)	460	280	363

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
Improved Operating Margins
As discussed below in more detail the operating margins (“Gold sales” revenues less “Total mine operating costs”) at Bogoso have trended upward in each quarter of 2006 from a $(1.9) million operating margin loss in the first quarter to a break-even margin in the second quarter, to a $5.7 million positive margin in the third quarter. The margin improvements resulted from higher gold prices and higher gold output at the Bogoso plant.
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
RESULTS OF OPERATIONS
Third quarter 2006 compared to third quarter 2005
Net income totaled $1.5 million or $0.007 per share during the third quarter of 2006, versus a net loss of $(6.7) million or $(0.047) per share during the third quarter of 2005. The major factors contributing to the earnings improvement were higher gold prices, higher gold output, and a reduction in the derivative losses. Lower gold prices at the end of the third quarter coupled with a significant reduction in our derivative positions over the past year resulted in a $1.4 million gain on derivatives in the third quarter of 2006 compared to a $5.5 million loss in the same quarter of 2005. The increase was offset by a $1.8 million impairment of deferred exploration costs in 2006. Interest expense was lower than a year ago as more interest was capitalized into construction projects in the current quarter.
We sold 4,197 more ounces of gold during the third quarter of 2006 versus the same period of 2005, at an average price of $622 per ounce versus $433 per ounce in the same quarter of 2005. The combination of higher gold output and improved gold price yielded a $12.8 million increase in gold revenues.
Bogoso/Prestea’s and Wassa’s combined operations yielded an $6.0 million operating margin (“Gold sales” revenues less “Total mine operating costs” – see Statement of Operations) for the third quarter of 2006 compared to an operating margin loss of $(1.6) million in the third quarter of 2005. The major factors responsible for the improved operational results were higher gold prices and increased gold output, which more than offset higher operating costs.

	For the three months ended		For the nine months ended
	September 30,		September 30,
SUMMARY OF FINANCIAL RESULTS	2006	2005	2006	2005
Gold sold (oz)	57,855	53,658	148,001	146,772
Average realized price ($/oz)	622	433	605	431
Gold revenues (in $ thousands)	35,996	23,235	89,607	63,329
Cash flow provided by operations (in $ thousands)	7,323	1,771	80	(1,153)
Net income/(loss) (in $ thousands)	1,533	(6,657)	33,940	(12,575)
Net income/(loss) per share – basic ($)	0.007	(0.047)	0.164	(0.088)
Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
Net income totaled $33.9 million or $0.164 per share in the nine months ended September 30, 2006, versus a net loss of $(12.6) million or $(0.088) per share during the same period in 2005. The major factors contributing to the earnings improvement versus the first nine months of 2005 include a $30.3 million pre-tax gain on the sale of Moto shares in the first quarter of 2006 and a $20.9 million pre-tax gain from the sale of EURO shares and resultant change in accounting method in the second quarter (see “Significant Trends and Events” above for additional information on the Moto and EURO share sales.) Mine operating margins also contributed $2.3 million in earnings compared to $0.2 million in the first nine months of 2005. Royalty revenues, interest and other income contributed $5.9 million to revenues, up from $4.4 million in the first nine months of 2005. Offsetting the operational margins, royalty and gains on the sale of assets was a $9.3 million loss on derivatives and $1.8 million of exploration project impairment write-offs.
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

Bogoso/Prestea Operations
Three months ended September 30, 2006 - Bogoso/Prestea generated a $5.5 million operating margin during the third quarter of 2006 on sales of 34,611 ounces of gold, versus an operating margin of $1.9 million on sales of 29,346 ounces in the third quarter of 2005. The improvement in gold output reflects increases in grade and recovery versus the third quarter of 2005.
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
BOGOSO/PRESTEA

	For the three months ended		For the nine months ended
	September 30,		September 30,
OPERATING RESULTS	2006	2005	2006	2005
Ore mined (t) (Plant North pit)	398,956	426,617	1,123,275	1,350,764
Waste mined (t) (Plant North pit)	1,306,948	3,569,876	5,755,883	8,263,097
Ore processed (t)	367,536	397,815	1,073,059	1,167,368
Grade processed (g/t)	4.45	4.20	3.83	4.45
Recovery (%)	62.3	56.6	59.3	59.1
Gold sold (oz)	34,611	29,346	78,739	101,709
Cash operating cost ($/oz)	372	280	444	288
Royalties ($/oz)	18	13	18	12
Total cash cost ($/oz)	390	293	462	300
Cash operating costs were $372 per ounce in the third quarter of 2006 versus $280 per ounce in 2005. Increases in mine operating costs including increases in fuel, labor and parts were the major factor contributing to the higher unit costs. The increased labor cost during the quarter is due to payments made to union employees as part of the new union agreement that was signed on September 9, 2006.
Nine months ended September 30, 2006 - Bogoso/Prestea generated a $3.6 million operating margin during the first nine months of 2006 on sales of 78,739 ounces of gold, down from a $6.5 million operating margin on sales of 101,709 ounces in the first nine months of 2005. The major factor contributing to the reduced margin was a 22,970 ounce reduction in gold sales. Lower ore grade from the Plant-North pit and lower plant through-put due to harder ores, were the major factors responsible for the lower gold output.
The Bogoso processing plant processed an average of 3,931 tonnes per day in the first nine months of 2006 at an average grade of 3.83 grams per tonne, as compared to 4,276 tonnes per day at 4.45 grams per tonne in the same period in 2005. Gold recovery increased slightly to 59.3% from 59.1% in the first nine months of 2005.
Cash operating costs for the nine months were $6.0 million higher than in the first nine months of 2005 reflecting increases in the cost of fuel, power, labor, tires and mechanical parts. The increase in cash operating costs coupled with lower gold output combined to yield cash operating unit costs of $444 per ounce versus $288 per ounce in the first nine months of 2005.
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

EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes–Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10–Q/A as amended to be signed on its behalf by the undersigned, thereunto duly authorized.

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