Form 10-Q
period 2007-03-31
GOLDEN STAR RESOURCES LTD
filed 2007-05-09
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer:  ☐    Accelerated filer:  ☒    Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of Common Shares outstanding as at May 9, 2007: 233,190,824

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

The following, are among the factors that could cause actual results to differ materially from the forward-looking statements:

The following, in addition to the factors described under “Risk Factors” in Item 1 of our December 31, 2006 Form 10-K, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	significant increases or decreases in gold prices;

•	failure to develop Mineral Reserves on the HBB Properties or failure to expand Mineral Reserves around our existing mines;

•	unexpected events during the construction and start-up of the Bogoso sulfide expansion project;

•	unexpected changes in business and economic conditions;

•	inaccuracies in Mineral reserves and non-reserves estimates;

•	changes in interest and currency exchange rates;

•	timing and amount of gold production;

•	unanticipated variations in ore grade, tonnes mined and crushed or milled;

•	unanticipated recovery or production problems;

•	effects of illegal mining on our properties;

•	changes in mining and processing costs, including changes to costs of raw materials, supplies, services and personnel;

•	changes in metallurgy and processing;

•	availability of skilled personnel, contractors, materials, equipment, supplies, power and water;

•	changes in project parameters or mine plans;

•	costs and timing of development of new reserves;

•	weather, including continuing drought in West Africa;

•	global warming and its impacts on climate and regulatory frameworks that may impact our activities directly or directly;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	acquisitions and joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	changes in regulations affecting our operations, particularly in Ghana, where our principal producing properties are located;

•	local and community impacts and issues;

•	availability and cost of replacing reserves;

•	timing of receipt and maintenance of government approvals and permits;

•	unanticipated transportation costs and shipping incidents and losses;

•	accidents, labor disputes and other operational hazards;

•	environmental costs and risks;

•	unanticipated title issues;

•	competitive factors, including competition for property acquisitions;

•	possible litigation; and

•	availability of capital at reasonable rates or at all.

These factors are not intended to represent a complete list of the general or specific factors that could affect us. We undertake no obligation to update forward-looking statements.

PART I

ITEM 1.	FINANCIAL STATEMENTS

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in thousands of US dollars except shares issued and outstanding)

(Unaudited)

	As of March 31, 2007	As of December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,937	$27,108
Short term investments (Note 3)	47,000	—
Accounts receivable	8,990	8,820
Inventories (Note 4)	51,335	45,475
Future tax assets	162	—
Deposits (Note 5)	10,437	7,673
Prepaids and other	1,167	1,458

Total Current Assets	139,028	90,534

RESTRICTED CASH	1,581	1,581
AVAILABLE-FOR-SALE INVESTMENTS (Note 6)	6,308	1,457
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 7)	168,969	167,983
PROPERTY, PLANT AND EQUIPMENT (Note 8)	96,375	93,059
MINING PROPERTIES (Note 9)	137,763	136,775
CONSTRUCTION IN PROGRESS (Note 10)	184,518	165,155
FUTURE TAX ASSETS	7,207	6,657
OTHER ASSETS	—	573

Total Assets	$741,749	$663,774

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$15,354	$19,012
Accrued liabilities	25,355	25,516
Fair value of derivatives (Note 12)	186	685
Asset retirement obligations (Note 13)	2,948	3,064
Current portion of future tax liability	—	1,450
Current debt (Note 11)	13,096	12,549

Total Current Liabilities	56,939	62,276

LONG TERM DEBT (Note 11)	70,166	73,786
ASSET RETIREMENT OBLIGATIONS (Note 13)	16,301	16,034
FUTURE TAX LIABILITY	42,113	42,154

Total liabilities	185,519	194,250
MINORITY INTEREST	7,361	7,424
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 15)
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding.	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 233,094,824 at March 31, 2007 207,891,358 at December 31, 2006	608,441	524,619
CONTRIBUTED SURPLUS	11,870	10,040
EQUITY COMPONENT OF CONVERTIBLE NOTES	2,857	2,857
ACCUMULATED OTHER COMPREHENSIVE INCOME (Note 18)	4,682	—
DEFICIT	(78,981)	(75,416)

Total Shareholders’ Equity	548,869	462,100

Total Liabilities and Shareholders’ Equity	$741,749	$663,774

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in thousands of US dollars except per share amounts)

(Unaudited)

	Three months ended March 31,
	2007	2006 (Restated)
REVENUE
Gold sales	$29,861	$24,936
Royalty income	—	1,837
Interest and other	505	619

Total revenues	30,366	27,392

PRODUCTION EXPENSES
Mining operations	25,356	23,018
Depreciation, depletion and amortization	7,657	5,577
Accretion of asset retirement obligation (Note 13)	313	168

Total mine operating costs	33,326	28,763

OPERATING EXPENSES
Exploration expense	784	212
General and administrative expense	4,623	2,755
Corporate development expense	57	—

Total production and operating expenses	38,790	31,730

Operating loss	(8,424)	(4,338)

OTHER EXPENSES, GAINS AND (LOSSES)
Gain on sale of investment (Note 6)	3,543	30,294
Derivative mark-to-market loss (Note 12)	(294)	(8,670)
Interest expense	(427)	(471)
Foreign exchange gain/(loss)	(229)	1,121

Income/(loss) before minority interest	(5,831)	17,936

Minority interest	63	176

Net income/(loss) before income tax	(5,768)	18,112
Income tax recovery (Note 19)	2,203	1,211

Net income/(loss)	$(3,565)	$19,323

OTHER COMPREHENSIVE INCOME/(LOSS)
Unrealized loss on available-for-sale investments (Note 18)	(465)	—

Comprehensive income/(loss)	$(4,030)	$19,323

Deficit, beginning of period	(75,416)	(140,105)

Deficit, end of period	$(78,981)	$(120,782)

Net income/(loss) per common share—basic (Note 20)	$(0.016)	$0.093
Net income/(loss) per common share—diluted (Note 20)	$(0.016)	$0.092
Weighted average shares outstanding (millions of shares)	216.2	206.8

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars )

(Unaudited)

	For the three months ended March 31,
	2007	2006 (Restated)
OPERATING ACTIVITIES:
Net income/(loss)	$(3,565)	$19,323

Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,686	5,593
Amortization of loan acquisition cost	64	65
Deferred stripping	—	516
Gain on sale of investment	(3,543)	(30,294)
Non-cash employee compensation	2,019	897
Income tax expense/(benefit)	(2,203)	(902)
Reclamation expenditures (Note 13)	(162)	(185)
Fair value of derivatives	(499)	7,703
Accretion of convertible debt	178	177
Accretion of asset retirement obligations (Note 13)	313	168
Minority interests	(63)	(176)

	225	2,885

Changes in assets and liabilities:
Accounts receivable	(170)	(1,331)
Inventories	(6,840)	(3,602)
Deposits	(1,284)	(1,099)
Accounts payable and accrued liabilities	(543)	(2,420)
Other	291	(125)

Net cash used in operating activities	(8,321)	(5,692)

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(986)	(2,137)
Expenditures on mining properties	(4,514)	(3,004)
Expenditures on property, plant and equipment	(6,495)	(6,884)
Expenditures on mine construction in progress	(19,467)	(24,619)
Cash invested in short term investments	(47,000)	—
Cash provided by draw down of restricted cash	—	184
Proceeds from sale of investments	3,543	37,296
Change in payable on capital expenditures	(3,276)	5,437
Long term investments	(169)	—
Deposits	(1,481)	(9,206)
Other	—	52

Net cash used in investing activities	(79,845)	(2,881)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	83,634	2,154
Debt repayments	(2,639)	(1,721)
Issuance of debt	—	5,453
Other	—	(149)

Net cash provided by financing activities	80,995	5,737

Increase/(decrease) in cash and cash equivalents	(7,171)	(2,836)
Cash and cash equivalents, beginning of period	27,108	89,709

Cash and cash equivalents end of period	$19,937	$86,873

(See Note 21 for supplemental cash flow information)

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in tables are in thousands of US dollars unless noted otherwise)

(Unaudited)

These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006, on file with Securities and Exchange Commission and with the Canadian securities commissions. Financial information is presented in accordance with accounting principles generally accepted in Canada. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 25 to the consolidated financial statements.

In early 2007, errors were discovered related to the computation of ore stockpile and in-process inventory balances and associated “Mining operations” costs as found on the statement of operations. The corrections also impacted the minority interest account and various tax accounts on the balance sheets and in the statement of operations as well as our non-GAAP measures cash and operating costs per ounce and total cash cost per ounce. As a result the Company restated its interim consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2006. In addition, the US GAAP footnotes in our March 31, June 30 and September 30, 2006 Forms 10-Q were restated to correct errors in accounting for warrants denominated in Cdn dollars. Specifically, these warrants had been treated as equity instruments in our Form 10-Qs but were restated to recognize that these warrants are derivative instruments. In this Form 10-Q, comparative amounts from the first quarter of 2006 reflect these restatements.

In management’s opinion, the unaudited consolidated financial statements for the three months ended March 31, 2007 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements except for the change in accounting policy from January 1, 2007 as discussed in note 2.

All financial amounts are in thousands of US Dollars unless noted otherwise.

1. Description of Business

Through our subsidiaries we own a controlling interest in four significant gold properties in southern Ghana in West Africa:

•	Bogoso/Prestea property, which is comprised of the adjoining Bogoso and Prestea surface mining leases (“Bogoso/Prestea”),

•	Wassa property (“Wassa”),

•	Prestea Underground property (“Prestea Underground”), and

•	Hwini-Butre and Benso concessions (“HBB Properties”).

In addition to these gold properties we hold various other exploration rights and interests and are actively exploring in a variety of locations in West Africa and South America.

Bogoso/Prestea is owned by our 90% owned subsidiary Golden Star (Bogoso/Prestea) Limited (“GSBPL”) (formerly Bogoso Gold Limited) which was acquired in 1999. Bogoso/Prestea produced and sold approximately 103,800 ounces of gold in 2006.

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”) (formerly Wexford Goldfields Limited), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Wassa produced and sold approximately 97,600 ounces of gold in 2006.

The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. GSBPL owns a 90% operating interest in the Prestea Underground. We are currently reconditioning certain shafts to allow better access to the underground workings. We are also conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.

Through our 100% owned subsidiary, St. Jude Resources Ltd. (“St. Jude”), we own the HBB Properties in southwest Ghana. The HBB Properties consist of the Hwini-Butre and Benso concessions which together cover an area of 201 square kilometers. Both concessions contain undeveloped zones of gold mineralization. The Hwini-Butre and Benso concessions are located approximately 70 and 40 kilometers south of Wassa, respectively.

We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. We hold indirect interests in gold exploration properties in Peru, Argentina and Chile through a 8.1% shareholding investment in Minera IRL (formerly known as Goldmin Consolidated Holdings).

Our corporate headquarters are located in Littleton, Colorado, USA and we also maintain a regional corporate office in Accra, Ghana. Our accounting records are kept in compliance with Canadian GAAP. All of our operations, except for certain exploration projects, keep financial records in US dollars.

2. Changes in accounting policy – Financial Instruments

Effective January 1, 2007, the Company adopted CICA Handbook Section 3855 Financial Instruments — Recognition and Measurement, Section 3865 Hedges and Section 1530 Comprehensive Income (the “Financial Instrument Standards”). The adoption of these new standards had no impact on the Company’s financial statements on or before December 31, 2006 as the standards require adjustments to the carrying value of financial assets and liabilities to be recorded within retained earnings or, in the case of available-for-sale assets, accumulated other comprehensive income on transition.

All financial assets, and derivative financial instruments, are measured at fair value.

Gains and losses associated with financial assets designated as held-for-trading are recorded in the income statement, separate from any interest or dividends earned on these investments. Gains and losses on derivative financial instruments are also recorded in the statement of operations in the period in which they arise. Gains and losses associated with financial assets classified as available-for-sale will be separately recorded as unrealized within other comprehensive income until such time the investment is disposed of or incurs a decline in fair value that is on an other-than-temporary basis, at which time any gains or losses will then be realized and reclassified as a component of net income.

Financial liabilities are measured initially at fair value including any directly attributable transaction costs. After initial recognition, all financial liabilities are measured at amortized cost using the effective interest rate method.

The Company currently does not apply hedge accounting to its derivative instruments and accordingly is currently not impacted by CICA 3865 Hedges.

Upon adoption of the Financial Instrument Standards, all regular-way purchases of financial assets are accounted for at the settlement date. Transaction costs on financial assets and liabilities classified other than as held for trading are treated as part of the initial fair value.

3. Short term investments

Short term investments are comprised of funds invested in AAA (or equivalent) rated auction rate certificates. The certificates are short term positions in long term securities. The interest rate is reset every 7, 28 or 35 days, and the certificates can be liquidated for cash at each interest rate reset date.

4. Inventories

	As of March 31, 2007	As of December 31, 2006
Stockpiled ore	$17,608	$18,244
In-process	7,292	4,596
Materials and supplies	26,435	22,635

Total	$51,335	$45,475

5. Deposits

Amounts represent cash advances and payments for equipment and materials purchases by GSWL and GSBPL which are not yet delivered on-site.

6. Available-for-sale investments

	As of March 31, 2007,		As of December 31, 2006,
	Shares	Fair value	Shares	Cost
Minera IRL	5,012,800	$4,459	4,820,000	$1,457
EURO Ressources	1,256,277	1,849	3,009,679	—

Total		$6,308		$1,457

Investment in Minera IRL

We hold a 8.1% interest in Minera IRL, a gold exploration company which operates in South America. During the year ended December 31, 2006, Minera IRL was privately held and we accounted for our investment on the cost basis at $1.5 million. In late March 2007 Minera IRL completed their Initial Public Offering. The stock was listed as a public company on the Alternative Investment Market in London in early April 2007. Since January 1, 2007 we have accounted for our investment in Minera IRL at fair value as required by CICA 3855 – Financial Instruments (effective for fiscal years beginning after October 1, 2006). The increase in the fair value from January 1, 2007 to March 31, 2007 of $0.1 million was recorded as other comprehensive income.

Investment in EURO Ressources S.A. (“EURO”)

During the year ended December 31, 2006 we sold approximately 22 million shares in EURO for net proceeds of $33.2 million, which decreased our holding in EURO from 53% to approximately 6% at December 31, 2006. During the quarter ended March 31, 2007 we sold an additional 1,753,402 EURO shares in a number of public transactions. The sale resulted in net proceeds of $2.8 million to Golden Star yielding a gain of $2.8 million.

Our investment in EURO was diluted to less than 20% in December 2006, and therefore we accounted for the investment on the cost basis at zero carrying value at December 31, 2006. The market value of the remaining EURO common shares was $5.7 million at December 31, 2006 based on EURO’s closing share price as of that date. Since January 1, 2007 we have accounted for our investment in EURO at fair value as required by CICA 3855 – Financial Instruments (effective for fiscal years beginning after October 1, 2006). The decrease in the fair value from January 1, 2007 to March 31, 2007 of $0.5 million was recorded as other comprehensive loss.

Investment in Moto Goldmines Limited (“Moto”)

As of December 31, 2005 we held approximately 11% of the outstanding common shares of Moto, a gold exploration and development company publicly traded in Canada, with a focus on gold exploration and development in the Democratic Republic of Congo. In March 2006 we exercised our remaining one million warrants increasing our total ownership to six million common shares, and immediately afterward sold all six million common shares in a bought-deal transaction in Canada for Cdn$7.50 per share. The sale of the six million shares resulted in net proceeds to Golden Star of $39.0 million (Cdn$45.0 million) yielding a pre-tax capital gain of $30.3 million. A $4.9 million non-cash tax expense was recognized on the gain in 2006.

7. Deferred Exploration and Development Costs

Consolidated property expenditures on our exploration projects for the three months ended March 31, 2007 were as follows:

	Deferred exploration & development costs as of 12/31/06	Capitalized exploration expenditures	Deferred exploration & development costs as of 3/31/07
AFRICAN PROJECTS
Akropong trend and other Ghana	$833	$3	$836
Hwini-Butre and Benso—Ghana	142,715	489	143,204
Mano River—Sierra Leone	2,015	385	2,400
Afema—Ivory Coast	1,512	—	1,512
Goulagou—Burkina Faso	18,789	53	18,842
Other Africa	1,082	54	1,136
SOUTH AMERICAN PROJECTS
Saramacca—Suriname	781	2	783
Other South America	256	—	256

Total	$167,983	$986	$168,969

8. Property, Plant and Equipment

	As of March 31, 2007			As of December 31, 2006
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment, Net Book Value
Bogoso/Prestea	$58,288	$14,719	$43,569	$57,392	$13,263	$44,129
Prestea Underground	238	—	238	236	—	236
Wassa	55,983	9,313	46,670	55,785	7,618	48,167
Corporate & Other	6,339	441	5,898	924	397	527

Total	$120,848	$24,473	$96,375	$114,337	$21,279	$93,059

9. Mining Properties

	As of March 31, 2007			As of December 31, 2006
	Mining Properties at Cost	Accumulated Amortization	Mining Properties, Net Book Value	Mining Properties at Cost	Accumulated Amortization	Mining Properties, Net Book Value
Bogoso/Prestea	$51,902	$33,545	$18,357	$51,868	$33,241	$18,627
Prestea Underground	30,062	—	30,062	28,891	—	28,891
Bogoso Sulfide	13,529	—	13,529	13,352	—	13,352
Mampon	15,771	—	15,771	15,721	—	15,721
Wassa	59,866	14,456	45,410	58,578	11,234	47,344
Other	14,634	—	14,634	12,840	—	12,840

Total	$185,764	$48,001	$137,763	$181,250	$44,475	$136,775

10. Construction-in-progress

At March 31, 2007 and at December 31, 2006, mine construction-in-progress represents costs incurred for the Bogoso Sulfide Expansion Project since the beginning of 2005. Included in the total are costs of development drilling, plant equipment purchases, materials and construction costs, payments to the construction contractors, mining equipment costs, capitalized interest and pre-production stripping costs.

	As of March 31, 2007	As of December 31, 2006
Plant construction cost	$131,352	$118,826
Mining equipment cost	10,637	10,505
Pre-production stripping cost	27,250	22,397

Sub-total	169,239	151,728
Costs prior to project commencement	7,216	7,216
Capitalized Interest	8,063	6,211

Total	$184,518	$165,155

11. Debt

	As of March 31, 2007	As of December 31, 2006
Current debt:
Debt facility (Note a)	$7,354	$6,875
Equipment financing loans (Note b)	5,742	5,674

Total current debt	13,096	12,549
Long term debt:
Debt facility (Note a)	6,211	8,125
Equipment financing loans (Note b)	15,832	17,288
Convertible notes (Note c)	48,123	48,373

Total long term debt	$70,166	$73,786

(a) Debt facility – On October 11, 2006, GSBPL entered into an agreement for a $15.0 million debt facility with two Ghana-based banks. The $15.0 million was drawn down in October and November and is repayable over a term of 24 months starting 3 months after draw-down at an interest rate of US prime (currently 8.25%) plus 1%. Loan fees totaled one percent of the facility amount. The debt is secured by the non-mobile assets of Bogoso/Prestea and proceeds were used for construction costs of the Bogoso sulfide expansion project. There are no hedging requirements or equity-type incentives required under the facility. A total of $0.7 million of interest on the debt facility has been capitalized to the Bogoso Sulfide Expansion Project. Loan fees totaling approximately $0.3 million were deducted from the liability in arriving at amortized cost and are being amortized using the effective interest rate method. As of December 31, 2006 the unamortized loan fees of $0.2 million were included in other assets, since January 1, 2007, in accordance with CICA 3855- Financial instruments the unamortized portion of the loan fees are deducted from the value of the notes.

(b) Equipment financing credit facility – We maintain an equipment financing facility between Caterpillar Financial Services Corporation, GSBPL and GSWL, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw–down is fixed at the date of the draw–down using the Federal Reserve Bank 2–year or 5–year swap rate or LIBOR plus 2.38%. As of March 31, 2007, $21.6 million was outstanding under this facility. The average interest rate on the outstanding loans is approximately 6.7%.

(c) Convertible notes – We sold $50 million of senior unsecured convertible notes to a private investment fund on April 15, 2005. These notes were issued at par and bear interest at 6.85%. They are convertible at any time at the option of the holder at a conversion price of $4.50 per common share. At the maturity date, April 15, 2009, we have the option to repay the outstanding notes with cash, common shares, or a combination of cash and common shares. For any notes repaid in common shares the number of shares will be determined by dividing the loan balance by an amount equal to 95% of the average price over the 20 trading day period ended five days before the notes are due. Approximately $47.1 million of the note balance was initially classified as a liability and $2.9 million was classified as equity. Periodic accretion will increase the liability to the full $50 million amount due (after adjustments, if any, for converted notes) by the end of the note term. The periodic accretion is included in interest expense. A total of $7.4 million of interest on the convertible notes has been capitalized to the Bogoso Sulfide Expansion Project. Loan fees totaling approximately $0.9 million were capitalized and are being amortized over the term of the notes. As of December 31 2006, the unamortized loan fees of $0.6 million were included in other assets. Since January 1, 2007, in accordance with CICA 3855—Financial Instruments, the unamortized portion of the loan fees are deducted from the value of the notes. Certain covenants of the convertible notes were amended in April of 2007 which did not increase our covenanted borrowing limit but give us more flexibility over the types of borrowing allowed within the covenant limit.

12. Derivatives

Gold Derivatives—To provide gold price protection during the 2005 to 2007 construction phase of the Bogoso Sulfide Expansion Project, we purchased a series of gold puts and calls with expiry dates spread between the second quarter 2005 and March 31, 2007. During the first quarter of 2007 we settled our remaining 37,500 ounces of gold put options for $0.8 million and a resulting derivative loss of $0.1 million due to increased gold prices since December 31, 2006.

At December 31, 2006 we had 6,000 ounces of gold call options, all which expired unexercised at March 31, 2007. There was no financial impact from the expiry because all of the purchase cost was recognized in earlier periods. All of our puts and calls expired or were repurchased by March 2007 and we currently have no gold derivatives.

EURO Options – During the first quarter of 2007 we renegotiated sections of certain prior agreements with EURO including the timing and amounts of possible future royalty payments and the amount and timing of certain commitments under exploration property earn-ins. In addition, and as part of these renegotiations, we have agreed to make an additional number of our remaining EURO shares available to EURO to deliver against certain options EURO has granted or plans to grant to its directors. This brings the number of our shares in EURO which are subject to option agreements to 590,000.

As a result of this agreement we recorded a derivative liability to recognize the cost of the EURO shares that we may give up in the future. At the end of March 2007 the derivative liability was $0.2 million based on the fair value of the outstanding options.

13. Asset Retirement Obligations

Our Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future closure costs associated with reclamation, demolition and stabilization of our Bogoso/Prestea and Wassa mining and ore processing properties. Included in this liability are the costs of mine closure and reclamation, processing plant and infrastructure demolition, tailings pond stabilization and reclamation and environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the current ARO provision as incurred.

The changes in the carrying amount of the ARO were as follows:

Balance at December 31, 2006	$19,098
Accretion expense	313
Cost of reclamation work performed	(162)

Balance at March 31, 2007	$19,249

Current portion	$2,948
Long term portion	$16,301

14. Commitments and Contingencies

Our commitments and contingencies include the following items:

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

Royalties –

-	Dunkwa Properties: As part of the acquisition of the Dunkwa properties in August 2003, we agreed to pay the seller a net smelter return royalty on future gold production from the Mansiso and Asikuma properties. Per the acquisition agreement, there will be no royalty due on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices at or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.
-	Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 6% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and Wassa.

-	Benso: Benso is subject to a 1.5% net smelter return royalty and a $1.00 per ounce gold production royalty. The smelter return royalty may be purchased for $4.0 million (or $6.0 million if a feasibility study indicates more than 3.5 million ounces of recoverable gold) and the gold production royalty may be purchased for $0.5 million.
-	Pampe: Portions of the Pampe deposit is subject to a 7.5% net smelter return royalty.
-	Prestea Underground – The Prestea Underground is subject to a 2.5% net profits interest on future income. Ownership of the 2.5% net profit interest is currently held by the bankruptcy trustee overseeing liquidation of Prestea Gold Resources Limited, our former joint venture partner in the Prestea Underground.

Afema Project – On March 29, 2005 we entered into an agreement with Societe d’Etat pour le Development Minier de la Cote d’Ivoire (“SO.DE.MI.”), the Cote d’Ivoire state mining and exploration company, to acquire its 90% interest in the Afema gold property in south–east Cote d’Ivoire. Golden Star has the right to complete the transaction to acquire 100% of SO.DE.MI.’s rights in the Afema property for $1.5 million. In addition to the acquisition payment, we agreed to pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty is indexed to the gold price and ranges from 2% of net smelter returns at gold prices below $300 per ounce to 3.5% of net smelter returns for gold prices exceeding $525 per ounce. Following successful due-diligence studies completed in 2005 and 2006 we have decided to complete the transaction to acquire the property. SO.DE.MI. has been advised of our intent and formal documentation of the transaction is underway. Following acquisition of full rights to the property, the purchase agreement requires us to spend an additional $3.5 million on exploration work at Afema, subject to exploration success, over the following three and a half years. A program and budget to accomplish this target is currently being prepared.

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

15. Share Capital

Changes in share capital during the three months ended March 31, 2007 were:

	Shares	Amount
Balance as of December 31, 2006	207,891,358	$524,619
Common shares issued:
Equity offering (net)	24,150,000	82,404
Option exercises	940,000	989
Warrants exercised	62,783	254
Bonus shares and other	50,683	175

Balance as of March 31, 2007	233,094,824	$608,441

16. Warrants

On February 14, 2007, 8,401,031 share purchase warrants expired. They were issued in conjunction with an equity offering in 2003 at a strike price of Cdn$4.60. As of March 31, 2007 we have 3,224,520 warrants outstanding which were issued as part of the St. Jude acquisition in December 2005. These warrants expire on November 20, 2008 and have a strike price of Cdn$4.17.

17. Stock Based Compensation

Stock Options - We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “Plan”), and options are granted under this plan from time to time at the discretion of the Compensation Committee. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock. Under the Plan we reserved an aggregate of 15,000,000 shares of common stock for issuance pursuant to the exercise of options of which 4,747,967 are available for grant at March 31, 2007. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the market price of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Compensation Committee.

In addition to options issued under the Plan, 2,533,176 options were issued to various employees of St. Jude in exchange for St. Jude options in late 2005 of which 792,000 remain unexercised as of March 31, 2007. All of the remaining unexercised options held by St. Jude employees are vested. All figures shown below include the options issued to St. Jude employees.

Amounts recognized in the statements of operations with respect to the Plan are as follows:

	Three months ended March 31,
	2007	2006
Total cost during the period	$1,844	$882

We granted 931,183 and 746,000 options during the three months ended March 31, 2007 and 2006, respectively. The Company recognized $1.8 million and $0.9 million of non-cash compensation expense in the three months ended March 31, 2007 and 2006, respectively. We do not receive a tax deduction for the issuance of options. As a result we did not recognize any income tax benefit related to the stock compensation expense during the three months ended March 31, 2007 and 2006.

The fair value of options granted during the first three months of 2007 and 2006 were estimated at the grant dates using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three months ended March 31,
	2007	2006
Expected volatility	66.66% to 67.13%	50.67% to 67.95%
Risk-free interest rate	3.92% to 3.95%	4.00% to 4.01%
Expected lives	6 to 7 years	4 to 7 years
Dividend yield	0%	0%

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

A summary of option activity under the Plan as of March 31, 2007 and changes during the three months then ended is presented below:

	Options (000’)	Weighted- Average Exercise price (Cdn$)	Weighted- Average Remaining Contractual Term (Years)	Aggregate intrinsic value (Cdn$000)
Outstanding as of December 31, 2006	6,556	2.98	5.7	$3,583
Granted	931	4.06	9.9	—
Exercised	(940)	1.24	—	3,433
Forfeited	(32)	3.38

Outstanding as of March 31, 2007	6,515	3.38	6.5	$7,625

Stock Bonus Plan - In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock of which 542,261 common shares had been issued as of March 31, 2007.

During the three months ended March 31, 2007 and 2006 we issued 50,683 and 4,000 common shares, respectively, to employees under the Bonus Plan. The cost of the shares grants were $0.2 million and nil in 2007 and 2006, respectively.

18. Accumulated other comprehensive income

Balance at December 31, 2006	$—
Transition adjustment on change in accounting policy on January 1, 2007	8,479
Realized gain from the partial sale of investment in EURO	(3,332)
Unrealized loss on available-for-sale investments	(465)

Balance at March 31, 2007	$4,682

19. Income Taxes

Income tax benefit attributable to net income before income taxes consists of:

	Three months ended March 31,
	2007	2006
		(Restated)
Current
Canada	$—	$(4,926)
Foreign	—	—
Future
Canada	—	—
Foreign	2,203	6,137

Total	$2,203	$1,211

The future tax benefit recorded in the quarter ended March 31, 2007 relates primarily to operational losses incurred at Bogoso/Prestea. Golden Star records a valuation allowance against any portion of its remaining future income tax assets that it believes will, more likely than not, fail to be realized.

20. Earnings per Common Share

The following table provides a reconciliation between basic and diluted earnings per common share:

	Three months ended March 31,
	2007	2006
		(Restated)
Net income/(loss)	$(3,565)	$19,323
Weighted average number of common shares (millions)	216.2	206.8
Dilutive securities:
Options	2.2	2.3
Warrants	—	—

Weighted average number of diluted shares	218.4	209.1
Basic earnings/(loss) per share	$(0.016)	$0.093
Diluted earnings/(loss) per share	$(0.016)	$0.092

21. Supplemental Cash Flow Information

No cash income taxes were paid during the three months ended March 31, 2007 and 2006. Cash paid for interest was $2.0 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively. A total of $29,000 and $12,000 of depreciation was included in general and administrative costs, or was capitalized into projects, for the quarters ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 we made a $1.0 million non-cash depreciation adjustment to Stockpile ore and In-process inventory.

22. Operations by Segment and Geographic Area

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location. The corporate entity is incorporated in Canada.

	Africa			South America	Corporate	Total
As of and for the three months ended March 31,	Bogoso/ Prestea	Wassa	Other
2007
Revenues	$11,582	$18,288	$—	$—	$496	$30,366
Net income/(loss)	(377)	(1,412)	(489)	(215)	(1,072)	(3,565)
Total assets	387,461	106,528	167,686	7,690	72,384	741,749
2006 (Restated)
Revenues	$11,554	$13,428	$15	$1,865	$530	$27,392
Net income/(loss)	(882)	(2,137)	3,623	(3,072)	21,791	19,323
Total assets	174,379	105,130	207,263	12,464	102,748	601,984

23. Related Parties

We obtained legal services from a legal firm to which our Chairman is of counsel. The total value of all services purchased from this law firm during the first quarter of 2007 was $0.4 million. Our Chairman did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.

24. Financial Instruments

Fair Value - Our financial instruments are comprised of cash, short term investments, accounts receivable, restricted cash, accounts payable, accrued liabilities, accrued wages, payroll taxes, derivatives and debt. The fair value of cash and short term investments, derivatives, accounts receivable, accounts payable, accrued liabilities and accrued wages, payroll taxes and current debt equals their carrying value due to the short term nature of these items. The fair value of restricted cash is equal to the carrying value as the cash is invested in short term, high-quality instruments. Management also estimates that the fair value of the non-current portion of the debt facility, the equipment financing facility and the convertible notes approximate their carrying value.

25. Generally Accepted Accounting Principles in the United States

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.

(a) Consolidated Balance Sheets in US GAAP

	As of March 31, 2007	As of December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,937	$27,108
Short term investments	47,000	—
Accounts receivable	8,990	8,820
Inventories	51,335	45,475
Future tax assets	162	—
Deposits	10,437	7,673
Other current assets	1,167	1,458

Total current assets	139,028	90,534

Restricted cash	1,581	1,581
Available-for-sale and long term investments	6,308	5,718
Deferred exploration and development costs (Notes d1)	—	—
Property, plant and equipment (Note d3)	95,661	92,345
Mine construction in progress	184,518	165,155
Mining properties (Notes d2)	243,723	243,532
Future tax asset (Note d7)	7,207	6,657
Other assets	—	573

Total assets	$678,026	$606,095

LIABILITIES
Current liabilities	$56,939	$62,276
Long term debt (Note d4)	71,615	75,414
Asset retirement obligations	16,301	16,034
Future tax liability (Note d7)	42,113	42,154
Fair value of long term derivatives (Note d5)	5,549	2,897

Total liabilities	192,517	198,775

Minority interest	2,838	2,902
Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Share capital (Note d6)	609,649	524,239
Contributed surplus (Notes d5 and d6)	9,304	9,048
Accumulated comprehensive income and other (Note d8)	7,455	7,034
Deficit	(143,737)	(135,903)

Total shareholders’ equity	482,671	404,418

Total liabilities and shareholders’ equity	$678,026	$606,095

(b) Consolidated Statements of Operations under US GAAP

	Three months ended March 31,
	2007	2006
		(Restated)
Net income (loss) under Cdn GAAP	$(3,565)	$19,323
Deferred exploration and development expenditures expensed under US GAAP (Note d1 and d2)	(2,234)	(2,886)
Depreciation and amortization differences - Wassa (Note d3)	633	1,475
Derivative loss (Note d5)	(2,666)	(621)
Other (Notes d4)	(2)	(4)

Net income/(loss) under US GAAP before minority interest	(7,834)	17,287
Minority interest, as adjusted	—	158

Net income/(loss) under US GAAP	$(7,834)	$17,445
Other comprehensive income - (loss) on marketable securities	(4,261)	—

Comprehensive income/(loss)	$(12,095)	$17445

Basic net income/(loss) per share under US GAAP	$(0.036)	$0.084
Diluted net income/(loss) per share under US GAAP	$(0.036)	$0.083

(c) Consolidated Statements of Cash Flows under US GAAP

	Three months ended March 31,
	2007	2006
		(Restated)
Cash provided by (used in):
Operating activities	$(10,555)	$(8,333)
Investing activities	(77,611)	(240)
Financing activities	80,995	5,737

(Decrease) in cash and cash equivalents	$(7,171)	(2,836)
Cash and cash equivalent beginning of period	27,108	89,709

Cash and cash equivalents end of period	$19,937	$86,873

(d)	Notes:
(1)	Under US GAAP, exploration, acquisition (except for property purchase costs) and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.
(2)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until such time as a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.
(3)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it is available for regular and sustained use. Under Cdn GAAP new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity.

(4)	For US GAAP purposes, the $50.0 million of convertible notes issued (net of loan fees) in the second quarter of 2005 was classified as a liability. Under Cdn GAAP, the fair value of the conversion feature is classified as equity and the balance is classified as a liability. Under Cdn GAAP, the liability portion is accreted each period in amounts which will increase the liability to its full amount as of the maturity date and the accretion is recorded as interest expense.

(5)	Under US GAAP the fair value of warrants denominated in currencies other than the company’s functional currency are treated as a derivative liability. The derivative liability of such warrants is market to market at the end of each period and the change in fair value is recorded in the statement of operations. Under Cdn GAAP the issue-date fair value of all warrants is treated as a component of shareholders’ equity and are recorded as contributed surplus and are not subsequently marked to their fair value. The comparative prior periods in this US GAAP foot note have been restated to take effect of this differences between Cdn and US GAAP.

(6)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP) - under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP.

(7)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine developments cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 1 and 2 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP. However due to the uncertainty of utilization of these tax assets, valuation allowances have been applied to offset them. As a result there are currently no differences in tax assets recognized on the US and Cdn balance sheets but future events, particularly those regarding expected future earnings from the new sulfide processing operation, could result in differing tax asset balances in the future.

(8)	US GAAP recognized accumulated comprehensive income prior to 2007. Cdn GAAP recognized accumulated comprehensive income only from January 1, 2007.

(9)	In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. During the quarter we have reviewed the tax positions taken in each of our tax jurisdictions and did not identify any uncertain tax positions that would require disclosure under FIN 48.

(10)	In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). The FSP specifies the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be recognized and measured separately in accordance with FASB SFAS No. 5, “Accounting for Contingencies” and related literature. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration. The FSP applies immediately to registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. Whereas, for registration payment arrangements and the financial instruments subject to those arrangements entered into prior to its issuance, the FSP applies to our financial statements for the fiscal year beginning in 2007. We adopted the provisions of FSP EITF 00-19-2 beginning in January 2007 with no impact on our Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 25 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to May 9, 2007. All financial amounts are in thousands of US Dollars unless stated otherwise.

RESTATED PRIOR PERIOD BALANCES

Computational errors in determining the value of ore stockpiles were discovered the end of 2006. As a result the first, second and third quarters of 2006 have been restated to correct these errors.

OUR BUSINESS

Through our subsidiaries we own a controlling interest in four significant gold properties in southern Ghana in West Africa:

•	Bogoso/Prestea property, which is comprised of the adjoining Bogoso and Prestea surface mining leases (“Bogoso/Prestea”),

•	Wassa property (“Wassa”),

•	Prestea Underground property (“Prestea Underground”), and

•	Hwini-Butre and Benso concessions (“HBB Properties”).

In addition to these gold properties we hold various other exploration rights and interests and are actively exploring in a variety of locations in West Africa and South America.

Bogoso/Prestea is owned by our 90% owned subsidiary Golden Star (Bogoso/Prestea) Limited (“GSBPL”) (formerly Bogoso Gold Limited) which was acquired in 1999. Bogoso/Prestea produced and sold approximately 103,800 ounces of gold in 2006.

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”) (formerly Wexford Goldfields Limited), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Wassa produced and sold approximately 97,600 ounces of gold in 2006.

The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. GSBPL owns a 90% operating interest in the Prestea Underground. We are currently reconditioning certain shafts to allow better access to the underground workings. We are also conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.

Through our 100% owned subsidiary, St. Jude Resources Ltd. (“St. Jude”), we own the HBB Properties in southwest Ghana. The HBB Properties consist of the Hwini-Butre and Benso concessions which together cover an area of 201 square kilometers. Both concessions contain undeveloped zones of gold mineralization. The Hwini-Butre and Benso concessions are located approximately 70 and 40 kilometers south of Wassa, respectively.

We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. We hold indirect interests in gold exploration properties in Peru, Argentina and Chile through an 8.1% shareholding investment in Minera IRL (formerly known as Goldmin Consolidated Holdings).

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

Total operating cost per ounce is equal to “Total mine operating costs” for the period, as found on our consolidated statements of operations, divided by the ounces of gold sold in the period. Total mine operating costs include all mine-site operating costs, including the costs of mining, processing, maintenance, work-in-process inventory changes, mine-site overhead, production taxes and royalties, mine site depreciation, depletion, amortization, asset retirement obligations and by-product credits but does not include exploration costs, corporate general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, mark-to-market gains and losses on derivatives, foreign currency gains and losses, gains and losses on investments and income tax.

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

The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce.”

Derivation of Total Mine Operating Cost

	For the three months ended March 31, 2007
	Wassa	Bogoso/Prestea	Combined
Mining operations	$13,726	$11,630	$25,356
Mining related depreciation and amortization	5,699	1,958	7,657
Accretion of asset retirement obligations	85	228	313

Total mine operating costs	$19,510	$13,816	$33,326

Ounces sold	28,105	17,720	45,825

Derivation of cost per ounce:
Total operating costs - GAAP ($/oz)	$694	$780	$727
Less depreciation and amortization ($/oz)	203	110	167
Less accretion of asset retirement obligations ($/oz)	3	13	7

Total cash cost ($/oz)	488	656	553
Less royalties and production taxes ($/oz)	19	18	18

Cash operating cost per ounce ($/oz)	$469	$638	$535

	For the three months ended March 31, 2006
	Wassa	Bogoso/Prestea	Combined
		(Restated)	(Restated)
Mining operations	$12,199	$10,819	$23,018
Mining related depreciation and amortization	3,125	2,452	5,577
Accretion of asset retirement obligations	48	120	168

Total mine operating costs	$15,372	$13,391	$28,763

Ounces sold	24,205	20,735	44,940

Derivation of cost per ounce:
Total operating costs - GAAP ($/oz)	$635	$646	$640
Less depreciation and amortization ($/oz)	129	118	124
Less accretion of asset retirement obligations ($/oz)	2	6	4

Total cash cost ($/oz)	504	522	512
Less royalties and production taxes ($/oz)	17	16	17

Cash operating cost per ounce ($/oz)	$487	$506	$495

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

In line with our business strategy, we acquired Bogoso in 1999 and have operated a Carbon-in-leach (“CIL”) processing plant at Bogoso since that time to process oxide and non-refractory ores (the “Bogoso CIL Processing plant”). In 2001, we acquired Prestea and mined surface deposits at Prestea from late 2001 to late 2006. In late 2002, we acquired Wassa, and following completion of a feasibility study, constructed a new CIL processing plant at Wassa which began commercial operation in April 2005.

We are in the process of completing construction and commissioning of a new nominal 3.5 million tonnes per annum processing facility that uses a proprietary BIOX® bio-oxidation technology to treat refractory sulfide ore (the “Bogoso BIOX® processing plant”). We expect to complete commissioning of the Bogoso BIOX® processing plant and to be in commercial production in the second quarter of 2007. We also expect to be at or near design throughput rates by the third quarter of 2007 and at or near design recovery rates by the fourth quarter. Achievement of this target is subject to numerous risks. See the discussion of Risk Factors in Item 1A of our Form 10-K.

In late 2005, we acquired the HBB Properties. During 2006 we carried out geological, environmental and engineering studies to determine the economic feasibility of these undeveloped gold properties. The HBB feasibility study was completed in April 2007 and we have received Board approval to start the development of these properties.

Our overall objective since 1999 has been to grow our business to become a mid-tier gold producer with an annualized production rate of approximately 500,000 ounces. We anticipate reaching this production rate in the fourth quarter of 2007 once the Bogoso sulfide expansion project has achieved full production. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However we presently have no agreement or understanding with respect to any specific potential transaction.

In addition to our gold mining and development activities we are actively exploring for gold in West Africa and South America, investing approximately $15.3 million on such activities during 2006. The majority of our 2006 exploration spending was focused on our HBB Properties south of Wassa, on the Prestea Underground and on expanding Mineral Reserves around our existing mines. We are actively conducting regional reconnaissance projects in south Ghana, Cote d’Ivoire and Sierra Leone and have drilled more advanced targets in Ghana, Niger and Burkina Faso.

SIGNIFICANT TRENDS AND EVENTS DURING THE FIRST THREE MONTHS OF 2007

Power Restrictions in Ghana

Since August 2006, the Volta River Authority (“VRA”) which manages Ghana’s electric power production and distribution, has rationed electric power to all users in Ghana, including the mining sector. Ghana’s major power generating source, the Akosombo Hydroelectric Power Station on the Volta river, has cut back its power output over the past several months due to historically low water levels in the Akosombo reservoir which feeds the Akosombo power plant. Rainfall over the last nine to twelve months has not been sufficient to restore the reservoir water levels to a point that would allow continuous unrestricted operations. As requested by the VRA, we have limited our usage of VRA power at various times and in various amounts since August 2006. We have managed the power restrictions by (i) implementing energy conservation measures (ii) reducing plant throughput, (iii) limiting activities at the Prestea Underground mine, which has slowed exploration activities there, and (iv) operating our stand-by diesel generating capacity. By taking these actions we have been able to continue near normal operations at Bogoso/Prestea and Wassa but the high cost of fuel oil for our generators has contributed significantly to higher operating costs. The VRA has allowed us to take additional power to operate the new Bogoso sulfide expansion project BIOX®, subject to the same power limits placed on all Ghanaian mining operations.

If water inflows to the Akosombo reservoir during the wet season, which typically begins in late May, are not at least at average levels, additional rationing may be required. To alleviate the impact of the on-going power rationing, Golden Star, along with Newmont Mining Corporation, Gold Fields Limited and Anglogold Ashanti Limited, has entered into an agreement to acquire and install a 100 megawatt power station in Ghana, which could be expected to reliably generate 80 megawatt on a continuous basis. The total expected cost to acquire and construct this power station is expected to be approximately $43 million, of which we have committed to fund 25%. Golden Star made the first required payment to the consortium in the first quarter of 2007 and the project is going forward as planned. The power station is expected to be operational by July 2007.

Our 25% share of this power station output will be approximately 20 megawatts, which is sufficient to provide up to 50% of our total power requirements in Ghana once the Bogoso BIOX® processing plant is fully commissioned. We expect that power from the new plant, combined with our on-site diesel generators and power availability from the national grid, will be adequate to meet our total power requirements in 2007 including start-up of the Bogoso BIOX® processing plant. If there is inadequate rainfall in 2007, we may be adversely affected by further rationing, which could increase our anticipated cash operating costs.

To further mitigate the risk of power supply issues we are actively assessing options to acquire an additional 10 to 15 megawatt of power generating capacity which could be installed at Bogoso/Prestea in 2007.

Gold Prices

Gold prices have generally trended upward during the last five years, from a low of just under $260 per ounce in early 2001 to a high of $725 per ounce in May 2006. Much of the price increase during this period appears to be related to the fall in the value of the US dollar against other major foreign currencies, but in recent quarters we believe that prices appear to be responding to additional influences including an increased demand for gold as an investment and geo-political instability. The realized gold price for our shipments during the first three months of 2007 averaged $652 per ounce, as compared to $554 per ounce in the same period of 2006.

Bogoso Sulfide Expansion Project

Two test gold pours were made at the Bogoso sulfide expansion project (“BSEP”) in the first quarter of 2007 from sulfide ores processed in the first BIOX® module. Work to ready the second BIOX® module was completed in April and six of the seven reactor tanks have now been filled with inoculate. In May both module 1 and module 2 are expected to discharge bio-oxidized ore slurry on a daily basis to the washing, neutralization and CIL systems and we expect to begin ramping-up the crushing, grinding and flotation circuits. Commissioning of the reagent circuit, the elution circuit and the gold room and is expected to be completed in the second quarter of 2007.

Pampe

We started mining at the new Pampe open pit mine in February 2007 and delivered approximately 44,000 tonnes of oxide ore to the Bogoso/Prestea oxide plant. Environmental permitting has been completed but we are yet to receive a mining lease. In the interim we are operating under a temporary mining permit.

Equity Offering

On March 1, 2007, we sold 21 million common shares at a price of $3.60 per share resulting in $75.6 million in gross proceeds. Net proceeds were $72.2 million after deducting underwriting commissions but before deducting offering expenses. On March 9, 2007 the underwriters exercised their option to purchase an additional 3.15 million common shares for additional gross proceeds of $11.3 million. After deducting the underwriter’s commission, net proceeds from the additional shares were $10.8 million. We are using the proceeds to purchase an interest in an electric power station in Ghana, for completion and start-up of the Bogoso sulfide expansion project, development of the HBB Properties, and for general corporate and working capital purposes.

Warrants

On February 14, 2007, 8.4 million share purchase warrants expired. These warrants were originally issued in 2003 in conjunction with an equity offering at a strike price of Cdn$4.60.

RESULTS OF OPERATIONS

First quarter 2007 compared to first quarter 2006

During the three months ended March 31, 2007, we incurred a net loss of $3.6 million or $0.016 per share on revenues of $30.4 million, versus net income of $19.3 million or $0.093 per share on revenues of $27.4 million during the three months ended March 31, 2006. The major factor contributing to the higher net income in the first quarter of 2006 was a $25.4 million gain on sale (net of tax) of our investment in Moto Goldmines Limited. In the first quarter of 2007 our mining operations incurred a combined operating margin loss of $3.5 million (“Gold sales” revenues less “Total mine operating costs”), which was $0.3 million less than the $3.8 million operating margin loss in the same period of 2006.

While ounces sold and the average gold price were higher than a year earlier, a $2.3 million increase in cash operating costs and a $2.1 million increase in depreciation contributed to the higher margin loss. The increase in depreciation was mostly related to the impact of higher units-of-production amortization at Wassa due to the revised reserves at the end of 2006. The increase in cash operating costs reflect higher fuel prices and the cost of generating power, as well as increases in labor and other operating supplies. Realized gold prices averaged $652 per ounce for the quarter, a 17.7% increase from the $554 per ounce realized in the same quarter of 2006.

General and administrative costs increased $1.9 million over the first quarter of 2006. The main factors contributing to the increase were labor costs associated with additions to the management team, increases in stock compensation expense, and legal fees associated with loan negotiation.

Gains on sales of EURO shares totaled $3.5 million for the first quarter. Derivative gains were substantially lower than in the first quarter of 2006 due to the deconsolidation of EURO in mid-2006 and also due to expiry of most of our currency and gold price derivatives by the end of 2006. The $1.1 million foreign exchange gain in the first quarter of 2006 was related to cash balances kept in Canadian dollars in early 2006 following our December 2005 equity offering.

	For the three months ended March 31,
SUMMARY OF CONSOLIDATED FINANCIAL RESULTS	2007	2006 (Restated)

Gold sold (oz)	45,825	44,940
Average realized price ($/oz)	652	554
Gold revenues (in $ thousands)	29,861	24,936
Cash flow used in operations (in $ thousands)	(8,321)	(5,692)
Net income/(loss) (in $ thousands)	(3,565)	19,323
Comprehensive income (loss) (in $ thousands)	(4,030)	19,323
Net income/(loss) per share - basic ($)	(0.016)	0.093

BOGOSO/PRESTA OPERATIONS

First quarter 2007 compared to first quarter 2006

Bogoso/Prestea incurred a $2.3 million operating margin loss during the first quarter of 2007 on sales of 17,720 ounces of gold, versus an operating margin loss of $2.0 million on sales of 20,735 ounces in the first quarter of 2006. The increase in operating margin loss was the result of a $0.4 million increase in operating costs, most notably fuel, the cost of generating power and labor.

Most of the ore processed in the first quarter of 2007 was relatively soft oxide material which is easier to process than the much harder Plant-North pit ore processed in the first quarter of 2006. As a result Bogoso/Prestea processed 4,542 tonnes per day during the first quarter of 2007, up from 3,729 tonnes per day in the first quarter of 2006. However, the oxide ore was lower grade than the Plant-North pit ore (1.73 grams per tonne (g/t) versus 3.45 g/t, respectively) and yielded 3,015 less ounces or 17,720 ounces as compared to 20,735 ounces in the first quarter of 2006. Bogoso/Prestea’s realized gold price averaged $651 per ounce, up from $554 per ounce a year earlier and the improved gold price essentially offset the decrease in ounces sold, leaving Bogoso/Prestea’s gold revenues the same as in the first quarter of 2006. The decrease in production and increase in operating costs combined to yield an average cash operating cost of $638 per ounce, up from $506 per ounce in the first quarter of 2006.

In the second quarter we expect to see improvements in oxide ore grades and recoveries from increased amounts of Pampe ore. The new Pampe pit is expected to provide about 2,000 tonnes per day of plant feed to the Bogoso CIL plant.

The preceding discussion and following table excludes any impact on revenues, operating statistics and costs of the 1,787 ounces produced from the new Bogoso sulfide expansion project during its commissioning and testing activities in the first quarter of 2007.

	For the three months ended March 31,
	2007	2006
Bogoso/Prestea - operating results
Ore mined (t)	225,494	397,416
Waste mined (t)	1,344,502	3,481,508
Ore processed (t)	408,772	335,581
Grade processed (g/t)	1.73	3.45
Recovery (%)	68.0	57.3
Gold sold (oz)	17,720	20,735
Cash operating cost ($/oz)	638	506
Royalties ($/oz)	18	16
Total cash cost ($/oz)	656	522

WASSA OPERATIONS

First quarter 2007 compared to first quarter 2006

Wassa incurred a $1.2 million operating margin loss in the three months ended March 31, 2007 on sales of 28,105 ounces of gold, compared to an operating margin loss of $1.8 million in the first quarter of 2006 on sales of 24,205 ounces. During the first quarter the Wassa processing plant processed an average of 11,190 tonnes per day at an average grade of 0.91 grams per tonne with a gold recovery of 90.4% compared to 10,859 tonnes per day at an average grade of 0.86 grams per tonne with an 86.7% recovery in the same period of 2006. Wassa’s realized gold price averaged $653 per ounce, up from $554 per ounce a year earlier. Cash operating cost per ounce improved, averaging $469 per ounce, down from $487 per ounce a year earlier. While cash operating costs increased to $13.7 million for the quarter, from $12.2 million a year earlier, the increase in plant throughput and the resultant increase in ounces sold yielded a lower average cash operating cost per ounce. The increase in cash operating cost for the current period is mainly attributable to labor, hired services, tires and other equipment operating costs. The improved plant throughput reflects the resolution of various processing inefficiencies encountered in early 2006 that have now been resolved.

	For the three months ended March 31,
	2007	2006
Wassa - operating results
Ore mined (t)	665,147	668,741
Waste mined (t)	2,468,170	3,449,355
Ore and heap leach materials processed (t)	1,007,168	977,330
Grade processed (g/t)	0.91	0.86
Recovery (%)	90.4	86.7
Gold sold (oz)	28,105	24,205
Cash operating cost ($/oz)	469	487
Royalties ($/oz)	19	17
Total cash cost ($/oz)	488	504

DEVELOPMENT PROJECTS

Bogoso Sulfide Expansion Project

Approximately 80% of the remaining ore reserves at Bogoso/Prestea are refractory and cannot be efficiently processed at our existing Bogoso CIL processing plant. In 2005 a decision was made to construct a new 3.5 million tonne per annum Bogoso BIOX ® processing plant alongside the existing 1.5 million tonne per annum Bogoso CIL processing plant. The new processing plant, which is now nearing completion, utilizes the proprietary BIOX ® bio-oxidation technology to treat refractory sulfide ore. Upon completion, the new Bogoso BIOX ® processing plant and the existing Bogoso CIL processing plant are together expected to process 5.0 million tonnes of ore per year.

The existing Bogoso CIL processing plant will retain its current configuration and will continue to process non–refractory ores and the new Bogoso BIOX ® processing plant will process refractory sulfide ore and mixed oxide-refractory ores. The two plants sitting side-by-side are expected to provide operational efficiencies since they will share common management, labor, reagent inventories, warehouse parts and maintenance efforts. With the two plants and their differing technologies and cost structures, we expect to be able to process all of the ore types known to exist in the Bogoso/Prestea area.

The new plant includes two modules of seven BIOX® reactors (stirred stainless steel tanks, each with a capacity of about 1,500 cubic meters). The first BIOX® module was commissioned in February 2007. The second module was made operational on May 7th.

Now that both BIOX ® modules are operational and are discharging bio-oxidized material to the washing circuit, we have begun to ramp up the crushing, grinding and flotation circuits. As part of this ramping up, we have tested the grinding circuit at design capacity and expect to start achieving this on a continuous basis in the coming weeks.

Downstream from the BIOX® tanks, we have tested the washing circuit, neutralization circuit and CIL tanks at near design capacity. Our new reagent circuits have been commissioned and are now operational, leaving only the regrind mill, elution circuit and new gold room as the only areas which are yet to be commissioned and tested. Work in these areas is substantially complete and commissioning is expected to be realized in May. In the interim, we continue to utilize the existing elution circuit and gold room.

We have also expanded the flotation circuit capacity beyond the sulfide expansion project feasibility study. This expanded flotation circuit, which will give us the added flexibility to continue to use a flotation step in our current oxide processing plant, is substantially complete and expected to be commissioned in May.

We still expect to achieve commercial production in the second quarter of 2007 and to be at or near design throughput rates in the third quarter of 2007 and at or near design recovery rates by year end.

At March 31, 2007 and at December 31, 2006, mine construction-in-progress represents costs incurred for the Bogoso sulfide expansion project since the beginning of 2005. Included in the total are costs of development drilling, plant equipment purchases, materials and construction costs, payments to the construction contractors, mining equipment costs, capitalized interest and pre-production stripping costs.

	As of March 31, 2007	As of December 31, 2006
Plant construction cost	$131,484	$118,826
Mining equipment cost	10,505	10,505
Pre-production stripping cost	27,250	22,397

Sub-total	169,239	151,728
Costs prior to project commencement	7,216	7,216
Capitalized Interest	8,063	6,211

Total	$184,518	$165,155

HBB Properties

Board approval for development of the HBB properties was received in early May 2007, following completion of the HBB Properties feasibility study. Based on the feasibility study results, we now plan to mine the Hwini-Butre and Benso deposits (HBB Properties) as satellite sources of feed for our Wassa gold mine. Combining these new ore bodies with the Wassa operation should result in higher processed grade, higher gold output, an extended life for the combined operation as well as an improvement in the average cash operating cost per ounce. The development plan indicates we should start delivering ore from Hwini-Butre and Benso to Wassa in the third quarter of 2008.

The HBB properties consists of:

•

The Benso concessions are north-northwest of Takoradi and approximately 40 kilometers south-southwest of the Wassa gold mine. The Benso Prospecting License is composed of three land parcels, Subriso, Amantin and Chichiwilli. To date the Subriso concession has been the most thoroughly explored with four economic deposits being delineated thus far; namely Subriso East, Subriso West, C-Zone and G-Zone.

•

The Hwini-Butre concession is located 30 kilometers south of the Benso Subriso deposits and east of the town of Mpohor, which is 20 kilometers northwest of Takoradi. Two economic deposits have been delineated; namely Adoikrom and Father Brown.

We plan to mine the properties ourselves but will outsource the haulage to the Wassa plant to contractors. Tenders for the haul road construction and haulage have already been received.

The four small pits at the Benso Subriso concession will be exploited first. Construction of a 52 kilometer access road would commence in the third quarter of 2007 and is expected to be completed by mid-2008. Pre-stripping and ore mining at Benso would commence in the second quarter of 2008 and the first ore would be hauled to Wassa for processing in the third quarter of 2008.

The two, higher grade, deposits on the Hwini-Butre concession are scheduled to be mined following the completion of a second 30 kilometer access road in the second quarter of 2009.

Metallurgical test work has indicated that the Hwini-Butre and Benso ore is harder than the Wassa ore which will result in higher milling costs and a slightly reduced throughput. In addition, the number of CIL tanks will be increased from six to eight at Wassa to increase the total residence time and achieve design metallurgical recoveries. This will have the added benefit of improving the recovery from the Wassa feed.

The total capital expenditure for the development of Hwini-Butre and Benso has been estimated at $50.1 million with a further $1.8 million expected to be spent on sustaining capital expenditure items over the life of the mine. The capital cost for the development phase is as follows:

Item	$ (millions)
Mining Equipment	20.6
Haul road construction(1)	11.9
Wassa processing plant modifications	3.5
Hwini-Butre & Benso Infrastructure	5.4
Compensation for haul road and pits	3.1
Ownership payment	1.0
Contingency (approximately 10%)	4.6

Total	$50.1

On April 27, 2007, a Probable Mineral Reserve of 4.13 million tonnes grading 4.35 grams of gold per tonne for 577,000 ounces of contained gold was estimated at Hwini-Butre and Benso. The Mineral Reserves were estimated at a gold price of $480/oz, the same gold price we used for the December 31, 2006 Mineral Reserve estimate.

Hwini-Butre and Benso – Mineral Reserves as at April 27, 2007

Location	Reserve Category	Tonnes (millions)	Grade (Au g/t)	Contained Ounces (thousands)
Hwini-Butre	Probable	1.83	5.52	324
Benso	Probable	2.30	3.41	252

TOTAL	Probable	4.13	4.35	577

Prestea South Oxide Ore Development

Permitting is now underway for oxide pits located on the southern sections of the Prestea concession. We anticipate completion of a haul road from this area to the Bogoso plant site by late summer 2007 and commencement of oxide ore shipments immediately thereafter.

EXPLORATION PROJECTS

Exploration continued on the Saramacca project in Suriname under the Newmont-funded joint venture. Work on this project has focused on investigation of the Anomaly M zone and environs with detailed induced polarization surveys and auger geochemistry, with the aim of defining targets for further drilling in the third quarter of 2007. In addition, reconnaissance geochemical sampling and prospecting has been conducted to extend the Brokolonko anomalous trend along strike. Newmont has spent approximately $0.7 million towards their $2.0 million joint venture commitment.

During the first quarter exploration in Ghana focused on the HBB properties, particularly the Manso, Amantin and Chichiwelli properties. On the Manso property we have identified a semi-continuous 20 kilometer long soil anomaly exceeding 100 parts per billion gold which is coincident with a major regional shear zone. This new prospect will be a focus over the next quarter.

At our Prestea project in Ghana, drilling has focused on the Footwall Reef, a quartz reef structure lying 20 to 25 meters to the east in the footwall of the Prestea Main Reef. Additional drilling is planned later in 2007 for this target, which could possibly be exploited by decline development from the now depleted Plant-North Pit.

In Sierra Leone diamond drilling recommenced at the Yirisen prospect on the Pampana property. During this phase of drilling we have completed 20 holes for a total of approximately 2,000 meters. Final results from this work, conducted under a joint venture with Mano River Resources, are still awaited. We also commenced preliminary Rotary Air Blast (“RAB”) drilling over soil anomalies identified from programs conducted over the last two years. Approximately 1,850 meters of RAB were drilled but assay results from this work are yet to be received.

In Niger field work has recommenced following a major data compilation and assessment program last year designed to highlight areas of untested potential on our Deba and Tialkam properties. Soil sampling is currently underway. A RAB drilling program is planned for the second quarter.

Following a major data compilation and assessment program last year we are looking at various options to advance our Goulagou and Rounga properties in Burkina Faso.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our cash, cash equivalents and short term investments totaled $66.9 million, up from $27.1 million at the end of 2006. Operations used $8.3 million of cash in the first quarter, compared to $5.7 million in the same quarter of 2006. Increases in in-process, materials and supplies inventories used $6.8 million of cash and was the major contributing factor to cash used by operations in the first three months of 2007. Increases in material and supplies inventories and reductions in payables were the major contributing factors to the cash used by operations in the first quarter of 2006.

Capital projects and changes in the related deposits and payables, used $36.2 million of cash in the first three months of 2007. The Bogoso sulfide expansion project consumed $13.2 million for construction costs, $4.9 million for pre-production waste stripping and $1.4 million of capitalized, interest totaling $19.5 million. A total of $6.5 million was spent on other property, plant and equipment and $4.5 million on development of various mining properties. Deferred exploration projects used $1.2 million. A total of $3.5 million of cash was received from sale of EURO Ressources shares. Scheduled periodic payment of principal on the equipment financing facility and short term bank loans consumed $2.6 million of cash.

On March 1, 2007, we issued 21 million common shares at a price of $3.60 per share resulting in $75.6 million in gross proceeds. Net proceeds were $72.2 million after deducting underwriting commissions but before deducting offering costs. On March 9, 2007 the underwriters exercised their option to purchase an additional 3.15 million common shares for additional gross proceeds of $11.3 million. After deducting the underwriter’s commission, net proceeds from the additional shares were $10.8 million. Proceeds are being used to complete the purchase and installation of a one fourth interest in an electric power station in Ghana, for completion and start-up of the Bogoso sulfide expansion project, for development of the HBB Properties, and for general corporate and working capital purposes.

We now expect to invest a total of $80 million in capital projects during 2007 including exploration, construction, mine development and mining equipment of which $35.5 million was spent in the first quarter. In addition we expect development costs of the HBB Properties, not included in the above estimate, to be approximately $50.1 million of which approximately $15.0 million would be spent in 2007 and the balance in 2008.

Liquidity Outlook

While cash flow from operations was negative at Bogoso during the first quarter of 2007, we expect that start-up of the new sulfide plant in the second quarter of 2007 and better oxide ore grades and increased ore availability from the Pampe pit and, later in the year, from the Prestea South oxide pits, will result in positive cash flows from both plants in the second half of 2007. We expect that these operational cash flows, along with the $66.9 million of cash and cash equivalents at March 31, 2007, will be sufficient to complete development and start-up of the BSEP project, to fund development of the HBB properties and to cover other capital needs planned for 2007.

LOOKING AHEAD

Our objectives for the remainder of 2007 include:

•	completion of construction and commissioning of the Bogoso sulfide expansion project and achievement of commercial production levels in the second quarter of 2007;

•	permitting and commencement of oxide mining from Prestea South ore bodies to provide oxide ore to the Bogoso plant in the second half of 2007;

•	commencement of HBB project development;

•	completion of a feasibility study for the Prestea Underground; and

•	optimization of our mining and processing activities and costs at Bogoso/Prestea and Wassa.

Design and construction issues encountered to date during the commissioning of the new BIOX® plant have adversely impacted our expectations for 2007 gold production. As such, until there is a declared date for commercial production from the new BIOX® plant, we believe it would not be meaningful to update 2007 guidance at this time for Bogoso/Prestea’s gold output and cost per ounce. We continue to expect Wassa to produce approximately 110,000 ounces during 2007 at an average cash operating cost of approximately $410 per ounce.

As more fully disclosed in the Risk Factors Item 1A in our December 31, 2006 form 10-K, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

RELATED PARTY TRANSACTIONS

We obtained legal services from a legal firm to which our Chairman is of counsel. Total value of all services purchased from this law firm were $0.4 million during the first three months of 2007. Our Chairman did not personally perform any legal services for us during this time period nor did he benefit directly or indirectly from payments for the services performed by the firm.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

OUTSTANDING SHARE DATA

This ITEM 2 includes information available to May 9, 2007. As of May 9, 2007 we had outstanding 233,190,824 common shares, options to acquire 6,418,784 common shares, warrants to acquire 3,224,520 common shares and convertible notes which are convertible into 11,111,111 common shares.

SUBSEQUENT EVENTS

Development of HBB properties

On May 9, 2007 the Board approved the Hwini Butre and Benso feasibility study and development project. The total capital expenditure for the development of Hwini-Butre and Benso has been estimated at $50.1 million with a further $1.8 million expected to be spent on sustaining capital expenditure items over the life of the mine. Combining these new ore bodies with the Wassa operation should result in higher processed grade, higher gold output, an extended life for the combined operation as well as an improvement in the average cash operating cost per ounce. The development plan indicates we should start delivering high grade ore from Hwini-Butre and Benso to Wassa in the third quarter of 2008. We estimate the Probable Mineral Reserve to be approximately 4.13 million tonnes with a grade of 4.13g/t resulting in 577,000 ounces of contained gold.

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

As of March 31, 2007 we had a variable rate debt with Ecobank Ghana Limited and Cal Bank Limited. The $15.0 million debt has an interest rate of US prime (currently 8.25%) plus 1%, thus we do not have material exposure to interest rate changes. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

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

During 2005 and 2006 we entered into forward purchase contracts for South African Rand and Euros to hedge expected future purchases of capital assets in South Africa and Europe associated mostly with the Bogoso sulfide expansion project. We also hold portions of our cash reserves in non–US dollar currencies. As of March 31, 2007 we had no forward currency agreements.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for the next 12 months would result in a $3 to $4 million change in expected pre–tax earnings and cash flows.

During 2005, 2006 and the first quarter of 2007, to reduce the risk of unfavorable gold price fluctuations on our operating cash flows during the construction period of the Bogoso sulfide expansion project, we purchased puts to lock in minimum gold prices for portions of our expected gold sales in 2006 and early 2007. As of March 31, 2007 there were no put options remaining. We also sold gold calls during 2005 to offset a portion of the costs of purchasing the puts. At March 31, 2007, we had no call options remaining.

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

(a) Disclosure Controls and Procedures

The principal executive officer and principal financial officer have evaluated the effectiveness of Golden Star’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on the evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Golden Star, including consolidated subsidiaries, in reports that Golden Star files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting other than disclosed in item (b) below.

(b) Change in Internal Control Over Financial Reporting

As discussed in the notes to the consolidated financial statements, it was determined that as of December 31, 2006 management did not maintain effective controls over its accounting for inventories, accounting for warrants denominated in Canadian dollars and controls over vendor payments which resulted in unauthorized payments. Specifically, we did not maintain effective controls over the computation and review of our In-Process inventory calculation to ensure that appropriate components were properly reflected in the calculations. Also, management did not maintain effective controls over the accounting for warrants denominated in Canadian dollars using accounting principles generally accepted in the United States (“US GAAP”). As a result, warrants denominated in Canadian dollars were treated as equity instruments rather than as derivative instruments. In addition, management’s assessment found deficiencies in controls over vendor payments which resulted in unauthorized payments and which could have resulted in material amounts of unauthorized disbursements. Because of the existence of these deficiencies at year-end, management concluded that our internal control over financial reporting was ineffective as of December 31, 2006.

During the quarter ended March 31, 2007, management has undertaken remedial action to address the above described material weaknesses by strengthening its controls over computation and review of in-process inventory calculation and has added additional controls to remediate the deficiencies in controls over vendor payments. Based upon statements issued by the Financial Accounting Standards Board, management has remediated the weakness over the accounting for warrants.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q as amended to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD.
Registrant

By:	/s/ Peter J. Bradford
Peter J. Bradford
President and Chief Executive Officer

Date: May 9, 2007

By:	/s/ Thomas G. Mair
Thomas G. Mair
Senior Vice President and Chief Financial Officer

Date: May 9, 2007

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