Form 10-K/A
period 2006-12-31
GOLDEN STAR RESOURCES LTD
filed 2007-07-23
CIK 903571

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
Number of Common Shares outstanding as at March 12, 2007: 232,104,141

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of Golden Star Resources Ltd.. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 14, 2007 (the “Original Filing”). The Company is filing this Amendment No. 1 solely for the purpose of filing a corrected Independent Auditors’ Report and re-filing the consent of PricewaterhouseCoopers LLP, attached as Exhibit 23.1 hereto.
Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, included as exhibits to the Original Filing, have been amended, restated, re-executed and re-filed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
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

3.	Exhibits

3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003); Articles of Amendment dated May 6, 2005 (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006)

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Reg. No. 333-91666) filed on July 15, 2002)

4.2	Amended and Restated Shareholder’s Rights Plan dated as of May 20, 2004 between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed June 3, 2004)

4.3	Securities Purchase Agreement dated April 15, 2005 between the Company and Amaranth LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 19, 2005)

4.4	Form of Senior Convertible Note dated April 15, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on April 19, 2005)

4.5	Amendment No. 1 dated January 29, 2007 to Senior Convertible Notes issued April 15, 2005. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006)

4.6	Registration Rights Agreement dated April 15, 2005 between the Company and Amaranth LLC (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on April 19, 2005)

4.7	Form of Warrant issued to warrant holders of St. Jude Resources Ltd. (incorporated by reference to Exhibit 4.14 to the Company’s Form 10-K for the year ended December 31, 2005)

4.8	Form of Option issued to option holders of St. Jude Resources Ltd. (incorporated by reference to Exhibit 4.15 to the Company’s Form 10-K for the year ended December 31, 2005)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004)

10.3	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.4	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.5	Guyanor Ressources S.A. Stock Option Plan amended and restated as of June 15, 1999 (English translation) (incorporated by reference to Exhibit 10.35(a) to the Company’s Form 10-K for the year ended December 31, 1999)

10.6	Amended and Restated Employment Agreement with Mr. Peter Bradford dated April 30, 2004 (incorporation by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2004); Letter Agreement amending Mr. Bradford’s Amended and Restated Employment Agreement dated February 3, 2005 (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004)

10.7	Amended and Restated Employment Agreement with Mr. Allan J. Marter dated April 30, 2004 (incorporation by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2004)

10.8	Severance and Release Agreement between the Company and Mr. Allan J,. Marter dated October 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006)

10.9	Amended and Restated Employment Agreement with Dr. Douglas Jones dated April 30, 2004 (incorporation by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2004)

10.10	Amended and Restated Employment Agreement with Mr. Bruce Higson-Smith dated April 30, 2004 (incorporation by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2004)

10.11	Amended and Restated Employment Agreement with Mr. Richard Q. Gray dated April 30, 2004 (incorporation by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004)

10.12	Employment Agreement with Mr. Colin Belshaw dated June 17, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2006)

10.13	Employment Agreement with Mr. Thomas G. Mair dated February 8, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 14, 2007)

10.14	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, (1) dated December 8, 1995, and December 10, 1996 (incorporated by reference as Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 1996), (2) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company’s Form 10-K for the year ended December 31, 1997), (3) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company’s Form 10-K for the year ended December 31, 1998), (4) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company’s Form 10-K for the year ended December 31, 1999), and (5) dated August 16, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002)

10.15	Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2002)

10.16	Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star’s interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2002)

10.17	Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2005)

10.18	Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2005)

10.19	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.20	Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 from the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporation by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)

10.21	Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea Underground property (incorporation by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)

10.22	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.23	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

10.24	Letter agreement between the Company and Guyanor Ressources S.A. dated September 30, 2004 relating to sale of Gross Rosebel Participation Right (incorporated by reference to Exhibit 10.30 to the Company’s

Form 10-K for the year ended December 31, 2004)

10.25	Arrangement Agreement dated November 11, 2005 between the Company and St. Jude Resources Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on November 17, 2005)

10.26	Executive Employment Agreement, dated July 1, 2002, between St. Jude Resources Ltd. and Bluestar Management Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2005)

10.27	License Agreement, dated June 28,2004 between Biomin Technologies S. A. and Bogoso Gold Limited (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2005)

10.28	EPCM Services Agreement, dated April 16, 2006, between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006)

10.29	Medium Term Loan Agreement, dated October 11, 2006 between Ghana Limited, Cal Bank Ghana Limited and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2006)

14	Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2006)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ Peter J. Bradford Peter J. Bradford
President and Chief Executive Officer

Date:	July 23, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

EXHIBIT INDEX

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