Form 10-Q
period 2007-06-30
GOLDEN STAR RESOURCES LTD
filed 2007-08-07
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of Common Shares outstanding as at August 7, 2007: 233,222,324

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

NON-GAAP FINANCIAL MEASURES

In this Form 10-Q, we use the terms “total cash cost per ounce” and “cash operating cost per ounce” which are considered Non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with US GAAP. See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10-Q.

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

These statements include comments regarding: the achievement of anticipated through-put and metallurgical recoveries at the Bogoso sulfide expansion project; estimated 2007 gold production and cash operating costs at Bogoso/Prestea and Wassa; anticipated commencement dates of mining and production and development costs with respect to the HBB properties; production capacity, production rates, and production costs; cash operating costs; gold sales; mining operations and recovery rates; ore delivery; ore processing; potential mine life; permitting; establishment and estimates of mineral reserves and resources; geological, environmental, and engineering studies; timing and results of feasibility studies; exploration efforts and activities; expected capital expenditures in 2007; ore grades; reclamation work; identification of acquisition and growth opportunities; power costs, the ability to meet total power requirements and the acquisition and operation of the new power station in Ghana; retention of earnings from our operations; sources of and adequacy of liquidity to meet capital and other needs in 2007.

The following, in addition to the factors described under “Risk Factors” in Item 1 of our December 31, 2006 Form 10-K as amended, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	significant increases or decreases in gold prices;

•	unexpected events during the start-up of the Bogoso sulfide expansion project;

•	unexpected changes in business and economic conditions;

•	inaccuracies in mineral reserves and non-reserves estimates;

•	availability and adequacy of power supplies from public sources;

•	changes in interest and currency exchange rates;

•	timing and amount of gold production;

•	unanticipated variations in ore grade, tonnes mined and crushed or milled;

•	unanticipated recovery or production problems;

•	effects of illegal mining on our properties;

•	changes in mining and processing costs, including changes to costs of raw materials, supplies, services and personnel;

•	changes in metallurgy and processing;

•	availability of skilled personnel, contractors, materials, equipment, supplies, power and water;

•	changes in project parameters or mine plans;

•	costs and timing of development of new mineral reserves;

•	weather, including insufficient or excess rain fall in West Africa;

•	climate change and its impact on rainfall patterns;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	acquisitions and joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	changes in regulations affecting our operations, particularly in Ghana, where our principal producing properties are located;

•	local and community impacts and issues;

•	availability and cost of replacing mineral reserves;

•	timing of receipt and maintenance of government approvals and permits;

•	unanticipated transportation costs and shipping incidents and losses;

•	accidents, labor disputes and other operational hazards;

•	environmental costs and risks;

•	unanticipated title issues;

•	competitive factors, including competition for property acquisitions;

•	possible litigation; and

•	availability of capital at reasonable rates or at all.

These factors are not intended to represent a complete list of the general or specific factors that could affect us. We undertake no obligation to update forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars except shares issued and outstanding)

(Unaudited)

	As of June 30, 2007	As of December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,129	$27,108
Short term investments (Note 3)	22,381	—
Accounts receivable	8,478	8,820
Inventories (Note 4)	56,295	45,475
Future tax assets	216	—
Deposits (Note 5)	13,113	7,673
Prepaids and other	1,003	1,458

Total Current Assets	117,615	90,534

RESTRICTED CASH	1,522	1,581
AVAILABLE-FOR-SALE INVESTMENTS (Note 6)	6,223	1,457
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 7)	27,198	167,983
PROPERTY, PLANT AND EQUIPMENT (Note 8)	95,582	93,059
MINING PROPERTIES (Note 9)	280,806	136,775
CONSTRUCTION IN PROGRESS (Note 10)	211,277	165,155
FUTURE TAX ASSETS	10,115	6,657
OTHER ASSETS	773	573

Total Assets	$751,111	$663,774

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$15,662	$19,012
Accrued liabilities	30,343	25,516
Fair value of derivatives (Note 12)	358	685
Asset retirement obligations (Note 13)	2,582	3,064
Current portion of future tax liability	—	1,450
Current debt (Note 11)	15,607	12,549

Total Current Liabilities	64,552	62,276

LONG TERM DEBT (Note 11)	73,570	73,786
ASSET RETIREMENT OBLIGATIONS (Note 13)	16,774	16,034
FUTURE TAX LIABILITY	42,113	42,154

Total Liabilities	197,009	194,250

MINORITY INTEREST	7,201	7,424
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 15)
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding.	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 233,222,324 at June 30, 2007 207,891,358 at December 31, 2006	608,714	524,619
CONTRIBUTED SURPLUS	12,003	10,040
EQUITY COMPONENT OF CONVERTIBLE NOTES	2,857	2,857
ACCUMULATED OTHER COMPREHENSIVE INCOME (Note 18)	4,597	—
DEFICIT	(81,270)	(75,416)

Total Shareholders’ Equity	546,901	462,100

Total Liabilities and Shareholders’ Equity	$751,111	$663,774

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in thousands of US dollars except per share data)

(Unaudited)

	Three months ended,		Six months ended,
	June 30, 2007	June 30, 2006 (Restated)	June 30, 2007	June 30, 2006 (Restated)

REVENUE
Gold sales	$28,118	$28,675	$57,979	$53,611

PRODUCTION EXPENSES
Mining operations	25,038	23,074	50,394	46,092
Depreciation, depletion and amortization	5,340	5,248	12,997	10,825
Accretion of asset retirement obligation (Note 13)	258	186	571	354

Mine operating costs	30,636	28,508	63,962	57,271

Mine operating margin	(2,518)	167	(5,983)	(3,660)

OTHER EXPENSES, (GAINS) AND LOSSES
Exploration expense	286	378	1,070	590
General and administrative expense	2,692	2,377	7,372	5,132
Abandonment and impairment of mineral properties	88	—	88	—
Derivative mark-to-market loss (Note 12)	172	2,058	466	10,728
Foreign exchange (gain)/loss	(10)	(2,336)	219	(3,457)
Interest expense	425	490	852	961
Interest and other income	(760)	(842)	(1,265)	(1,461)
Royalty income	—	(2,003)	—	(3,840)
Gain on sale of investments	—	(20,940)	(3,543)	(51,234)

Income/(loss) before minority interest	(5,411)	20,985	(11,242)	38,921

Minority interest	159	(104)	222	72

Net income/(loss) before income tax	(5,252)	20,881	(11,020)	38,993
Income tax (expense)/benefit (Note 19)	2,963	(7,797)	5,166	(6,586)

Net income/(loss)	$(2,289)	$13,084	$(5,854)	$32,407

OTHER COMPREHENSIVE INCOME
Unrealized loss on available-for-sale investments	(86)	—	(551)	—

Comprehensive income /(loss)	$(2,375)	$13,084	$(6,405)	$32,407

Deficit, beginning of period	(78,981)	(120,782)	(75,416)	(140,105)

Deficit, end of period	$(81,270)	$(107,698)	$(81,270)	$(107,698)

Net income/(loss) per common share - basic (Note 20)	$(0.010)	$0.063	$(0.026)	$0.156
Net income/(loss) per common share - diluted (Note 20)	$(0.010)	$0.063	$(0.026)	$0.155
Weighted average shares outstanding (millions)	233.2	207.1	224.7	207.2

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)

(Unaudited)

	Three months ended,		Six months ended,
	June 30, 2007	June 30, 2006 (Restated)	June 30, 2007	June 30, 2006 (Restated)

OPERATING ACTIVITIES:
Net income/(loss)	$(2,289)	$13,084	$(5,854)	$32,407
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,360	5,243	13,046	10,836
Amortization of loan acquisition cost	98	79	162	144
Deferred stripping	—	516	—	1,032
Abandonment and impairment of properties	88	—	88	—
Gain on sale of investment	—	(20,940)	(3,543)	(51,234)
Non-cash employee compensation	203	164	2,222	1,061
Income tax expense/(benefit)	(2,963)	7,797	(5,166)	6,895
Reclamation expenditures	(151)	(338)	(313)	(523)
Fair value of derivatives	172	(1,832)	(327)	5,871
Accretion of convertible debt	179	184	357	352
Accretion of asset retirement obligations	258	186	571	354
Minority interests	(159)	104	(222)	(73)

	796	4,247	1,021	7,122
Changes in assets and liabilities:
Accounts receivable	512	(1,279)	342	(2,610)
Inventories	(3,148)	(7,477)	(9,988)	(11,079)
Deposits	966	(1,571)	(318)	(2,670)
Accounts payable and accrued liabilities	5,039	4,221	4,496	1,801
Other	163	310	454	194

Net cash provided by/(used in) operating activities	4,328	(1,549)	(3,993)	(7,241)

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(1,032)	(2,660)	(2,018)	(4,797)
Expenditures on mining properties	(3,801)	(4,758)	(8,315)	(7,762)
Expenditures on property, plant and equipment	(2,906)	634	(9,401)	(6,250)
Expenditures on mine construction in progress	(26,759)	(44,783)	(46,226)	(69,402)
Cash invested in short term investments	—	(21,080)	(47,000)	(21,080)
Cash provided by short term investments	24,619	—	24,619	—
Decrease in restricted cash	60	165	60	349
Proceeds from sale of investments	—	3,239	3,543	40,535
Change in payable on capital purchases	256	(1,362)	(3,020)	4,075
Investment in long term investments	—	—	(169)	—
Deposits on capital purchases	(3,640)	7,424	(5,121)	(1,782)
Other	(773)	(416)	(773)	(364)

Net cash used in investing activities	(13,976)	(63,597)	(93,821)	(66,477)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 15)	202	1,123	83,836	3,276
Debt repayments (Note 11)	(3,349)	(1,968)	(5,988)	(3,689)
Issuance of debt (Note 11)	8,987	—	8,987	5,453
Other	—	—	—	(150)

Net cash provided by/(used in) financing activities	5,840	(845)	86,835	4,891

Decrease in cash and cash equivalents	(3,808)	(65,991)	(10,979)	(68,827)
Cash and cash equivalents, beginning of period	19,937	86,873	27,108	89,709

Cash and cash equivalents end of period	$16,129	$20,882	$16,129	$20,882

(See Note 21 for supplemental cash flow information)

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in tables are in thousands of US dollars unless noted otherwise)

(Unaudited)

The consolidated financial statements and the accompanying notes for the periods ended June 30, 2007 and 2006 are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006, as amended on file with Securities and Exchange Commission and with the Canadian securities commissions. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 25 to the consolidated financial statements. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by Cdn GAAP.

In early 2007, errors were discovered related to the computation of ore stockpile and in-process inventory balances and associated “Mining operations” costs as found on the statement of operations. The corrections also impacted the minority interest account and various tax accounts on the balance sheets and in the statement of operations as well as our non-GAAP measures cash and operating costs per ounce and total cash cost per ounce. As a result we restated our interim consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2006. In addition, the US GAAP footnotes in our March 31, June 30 and September 30, 2006 Forms 10-Q were restated to correct errors in accounting for warrants denominated in Cdn dollars. Specifically, these warrants had been treated as equity instruments in our Form 10-Qs but were restated to recognize that these warrants are derivative instruments. In this Form 10-Q, comparative amounts from the second quarter of 2006 reflect these restatements.

In management’s opinion, the unaudited consolidated financial statements for the six months ended June 30, 2007 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements except for the change in accounting policy from January 1, 2007 as discussed in Note 2.

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

Through our 100% owned subsidiary, St. Jude Resources Ltd. (“St. Jude”), we own the HBB Properties in southwest Ghana. The HBB Properties consist of the Hwini-Butre and Benso concessions, which together cover an area of 201 square kilometers. Board approval to develop these ore bodies was received in May 2007. The Hwini-Butre and Benso concessions are located approximately 70 and 40 kilometers south of Wassa, respectively.

We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. We hold indirect interests in gold exploration properties in Peru, Argentina and Chile through an 8.1% equity investment in Minera IRL (formerly known as Goldmin Consolidated Holdings).

Our administrative offices are located in Littleton, Colorado, USA and we also maintain a regional corporate office in Accra, Ghana.

2. Changes in accounting policy – Financial Instruments

Effective January 1, 2007, we adopted CICA Handbook Section 3855 Financial Instruments — Recognition and Measurement, Section 3865 Hedges and Section 1530 Comprehensive Income (the “Financial Instrument Standards”). The adoption of these new standards had no impact on our financial statements on or before December 31, 2006 as the standards require adjustments to the carrying value of financial assets and liabilities to be recorded within retained earnings or, in the case of available-for-sale assets, accumulated other comprehensive income on transition.

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

We currently do not apply hedge accounting to our derivative instruments and accordingly are currently not impacted by CICA 3865 Hedges.

Upon adoption of the Financial Instrument Standards, all regular-way purchases of financial assets are accounted for at the settlement date. Transaction costs on financial assets and liabilities classified other than as held for trading are treated as part of the initial fair value.

3. Short term investments

Short term investments are comprised of funds invested in AAA (or equivalent) rated auction rate certificates. These certificates are short term positions in long term securities. The interest rate is reset every 7, 28 or 35 days, and the certificates can be liquidated for cash at each interest rate reset date.

4. Inventories

	As of June 30, 2007	As of December 31, 2006
Stockpiled ore	$17,813	$18,244
In-process	11,988	4,596
Materials and supplies	26,494	22,635

Total	$56,295	$45,475

5. Deposits

Amounts represent cash advances and payments for equipment and materials purchases by GSWL and GSBPL which are not yet delivered on-site.

6. Available-for-sale investments

	As of June 30, 2007		As of December 31, 2006
	Shares	Fair value	Shares	Cost
Minera IRL	5,012,800	$4,626	4,820,000	$1,457
EURO Ressources	1,206,277	1,597	3,009,679	—

Total		$6,223		$1,457

Investment in Minera IRL

We hold a 8.1% interest in Minera IRL, a gold exploration company which operates in South America. During the year ended December 31, 2006, Minera IRL was privately held and we accounted for our investment on the cost basis at $1.5 million. In late March 2007, Minera IRL completed their initial public offering. The stock was listed as a public company on the Alternative Investment Market in London in early April 2007. Since January 1, 2007 we have accounted for our investment in Minera IRL at fair value as required by CICA 3855 – Financial Instruments (effective for fiscal years beginning after October 1, 2006). The increase in the fair value from January 1, 2007 to June 30, 2007 of $0.2 million was recorded as other comprehensive income.

Investment in EURO Ressources S.A. (“EURO”)

During the year ended December 31, 2006 we sold approximately 22 million shares in EURO which decreased our holding in EURO from 53% to approximately 6% at December 31, 2006. During the quarter ended March 31, 2007 we sold an additional 1,753,402 EURO shares in a number of public transactions. The sale resulted in net proceeds of $2.8 million to Golden Star yielding a gain of $2.8 million and reduced our holding to approximately 1% of EURO’s outstanding shares.

Since our investment in EURO was diluted to less than 20% in December 2006, we accounted for the investment on the cost basis at zero carrying value at December 31, 2006. The market value of the remaining EURO common shares was $5.7 million at December 31, 2006 based on EURO’s closing share price as of that date. Since January 1, 2007 we have accounted for our investment in EURO at fair value as required by CICA 3855 – Financial Instruments (effective for fiscal years beginning after October 1, 2006). The decrease in the fair value from January 1, 2007 to June 30, 2007 of $0.8 million was recorded as other comprehensive loss.

7. Deferred Exploration and Development Costs

Consolidated property expenditures on our exploration projects for the six months ended June 30, 2007 were as follows:

	Deferred exploration & development costs as of 12/31/06	Capitalized exploration expenditures	Impairments	Transfer to mining properties	Deferred exploration & development costs as of 6/30/07
AFRICAN PROJECTS
Akropong trend and other Ghana	$833	$241	$(88)	$—	$986
Hwini-Butre and Benso—Ghana	142,715	489	—	(143,204)	—
Mano River—Sierra Leone	2,015	854	—	—	2,869
Afema—Ivory Coast	1,512	19	—	—	1,531
Goulagou—Burkina Faso	18,789	115	—	—	18,904
Other Africa	1,082	83	—	—	1,165
SOUTH AMERICAN PROJECTS
Saramacca—Suriname	781	—	—	—	781
Other South America	256	706	—	—	962

Total	$167,983	$2,507	$(88)	$(143,204)	$27,198

8. Property, Plant and Equipment

	As of June 30, 2007			As of December 31, 2006
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment, Net Book Value
Bogoso/Prestea	$65,332	$16,619	$48,713	$57,392	$13,263	$44,129
Prestea Underground	238	—	238	236	—	236
Wassa	56,970	11,086	45,884	55,785	7,618	48,167
Corporate & Other	1,233	486	747	924	397	527

Total	$123,773	$28,191	$95,582	$114,337	$21,278	$93,059

9. Mining Properties

	As of June 30, 2007			As of December 31, 2006
	Mining Properties at Cost	Accumulated Amortization	Mining Properties, Net Book Value	Mining Properties at Cost	Accumulated Amortization	Mining Properties, Net Book Value
Bogoso/Prestea	$51,942	$33,701	$18,241	$51,868	$33,241	$18,627
Prestea Underground	30,923	—	30,923	28,891	—	28,891
Bogoso Sulfide	13,545	—	13,545	13,352	—	13,352
Mampon	15,843	—	15,843	15,721	—	15,721
Wassa	60,378	17,716	42,662	58,578	11,234	47,344
Hwini-Butre and Benso	143,756	—	143,756	—	—	—
Other	15,893	57	15,836	12,840	—	12,840

Total	$332,280	$51,474	$280,806	$181,250	$44,475	$136,775

10. Construction-in-progress

At June 30, 2007 and at December 31, 2006, mine construction-in-progress represents costs incurred for the Bogoso sulfide expansion project since the beginning of 2005. Included in the total are costs of development drilling, plant equipment purchases, materials and construction costs, payments to the construction contractors, mining equipment costs, capitalized interest and pre-production stripping costs.

	As of June 30, 2007	As of December 31, 2006
Plant construction cost	$154,027	$118,826
Mining equipment cost	11,828	10,505
Pre-production stripping cost	28,746	22,397

Sub-total	194,601	151,728
Costs prior to project commencement	7,216	7,216
Capitalized Interest	9,460	6,211

Total	$211,277	$165,155

11. Debt

	As of June 30, 2007	As of December 31, 2006
Current debt:
Debt facility (Note a)	$7,381	$6,875
Equipment financing loans (Note b)	8,226	5,674

Total current debt	15,607	12,549
Long term debt:
Debt facility (Note a)	4,355	8,125
Equipment financing loans (Note b)	20,861	17,288
Convertible notes (Note c)	48,354	48,373

Total long term debt	$73,570	$73,786

(a) Debt facility – On October 11, 2006, GSBPL entered into an agreement for a $15.0 million debt facility with two Ghana-based banks. The $15.0 million was drawn down in October and November and is repayable over a term of 24 months starting 3 months after draw-down at an interest rate of US prime (currently 8.25%) plus 1%. Loan fees totaled one percent of the facility amount. The debt is secured by the non-mobile assets of Bogoso/Prestea and proceeds were used for construction costs of the Bogoso sulfide expansion project. There are no hedging requirements or equity-type incentives required under the facility. A total of $1.0 million of interest on the debt facility has been capitalized to the Bogoso sulfide expansion project. Loan fees totaling approximately $0.3 million were deducted from the liability in arriving at amortized cost and are being amortized using the effective interest rate method. As of December 31, 2006 the unamortized loan fees of $0.2 million were included in other assets. Since January 1, 2007, in accordance with CICA 3855- Financial instruments the unamortized portion of the loan fees are deducted from the value of the notes.

(b) Equipment financing credit facility – We maintain an equipment financing facility between Caterpillar Financial Services Corporation, GSBPL and GSWL, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw–down is fixed at the date of the draw–down using the Federal Reserve Bank 2–year or 5–year swap rate or LIBOR plus 2.38%. During the quarter we increased the equipment financing facility from $25.0 million to $40.0 million and as of June 30, 2007, we have $10.9 million available to draw down in the future. The average interest rate on the outstanding loans is approximately 6.0%.

(c) Convertible notes – We sold $50 million of senior unsecured convertible notes to a private investment fund on April 15, 2005. These notes were issued at par and bear interest at 6.85%. They are convertible at any time at the option of the holder at a conversion price of $4.50 per common share. At the maturity date, April 15, 2009, we have the option to repay the outstanding notes with cash, common shares, or a combination of cash and common shares. For any notes repaid in common shares the number of shares will be determined by dividing the loan balance by an amount equal to 95% of the average price over the 20 trading day period ended five days before the notes are due. Approximately $47.1 million of the note balance was initially classified as a liability and $2.9 million was classified as equity. Periodic accretion will increase the liability to the full $50 million amount due (after adjustments, if any, for converted notes) by the end of the note term. The periodic accretion is included in interest expense. A total of $8.5 million of interest on the convertible notes has been capitalized to the Bogoso sulfide expansion project. Loan fees totaling approximately $0.9 million were capitalized and are being amortized over the term of the notes. As of December 31 2006, the unamortized loan fees of $0.6 million were included in other assets. Since January 1, 2007, in accordance with CICA 3855—Financial Instruments, the unamortized portion of the loan fees are deducted from the value of the notes. Certain covenants of the convertible notes were amended in April of 2007 which did not increase our covenanted borrowing limit but give us more flexibility over the types of borrowing allowed within the covenant limit.

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

EURO Options – During the first quarter of 2007 we renegotiated sections of certain prior agreements with EURO including the timing and amounts of possible future royalty payments and the amount and timing of certain commitments under exploration property earn-ins. In addition, and as part of these renegotiations, we have agreed to make an additional number of our remaining EURO shares available to EURO to deliver against certain options EURO has granted or plans to grant to its directors. This brings the number of our shares in EURO which are subject to option agreements to 540,000.

As a result of this agreement we recorded a derivative liability to recognize the cost of the EURO shares that we may give up in the future. At the end of June 2007 the derivative liability was $0.4 million based on the fair value of the outstanding options.

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

The changes in the carrying amount of the ARO were as follows:

Balance at December 31, 2006	$19,098
Accretion expense	571
Cost of reclamation work performed	(313)

Balance at June 30, 2007	$19,356

Current portion	$2,582
Long term portion	$16,774

14. Commitments and Contingencies

Our commitments and contingencies include the following items:

Environmental Regulations – Our mining, processing and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. As such we cannot predict the full amount of our future expenditure to comply with these laws and regulations. We conduct our operations so as to protect the environment and believe our operations are in compliance with applicable laws and regulations in all material respects.

Environmental Bonding in Ghana – In 2005, pursuant to a reclamation bonding agreement between the Environmental Protection Agency (“EPA”) and GSWL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. In addition, pursuant to a bonding agreement between the EPA and GSBPL we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit.

Royalties –

•

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

•

Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 6% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and Wassa.

•

Benso: Benso is subject to a 1.5% net smelter return royalty and a $1.00 per ounce gold production royalty. The smelter return royalty may be purchased for $4.0 million (or $6.0 million if a feasibility study indicates more than 3.5 million ounces of recoverable gold) and the gold production royalty may be purchased for $0.5 million.

•	Pampe: Portions of the Pampe deposit are subject to a 7.5% net smelter return royalty.

•

Prestea Underground – The Prestea Underground is subject to a 2.5% net profits interest on future income. Ownership of the 2.5% net profit interest is currently held by the bankruptcy trustee overseeing liquidation of Prestea Gold Resources Limited, our former joint venture partner in the Prestea Underground.

Afema Project – On March 29, 2005 we entered into an agreement with Société d’Etat pour le Development Minier de la Cote d’Ivoire (“SO.DE.MI.”), the Cote d’Ivoire state mining and exploration company, to acquire its 90% interest in the Afema gold property in south–east Cote d’Ivoire. Golden Star has the right to complete the transaction to acquire 100% of SO.DE.MI.’s rights in the Afema property for $1.5 million. In addition to the acquisition payment, we agreed to pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty is indexed to the gold price and ranges from 2% of net smelter returns at gold prices below $300 per ounce to 3.5% of net smelter returns for gold prices exceeding $525 per ounce. Following successful due-diligence studies completed in 2005 and 2006 we have decided to complete the transaction to acquire the property. SO.DE.MI. has been advised of our intent and formal documentation of the transaction is underway. Following acquisition of full rights to the property, the purchase agreement requires us to spend an additional $3.5 million on exploration work at Afema, subject to exploration success, over the following three and a half years.

Hwini-Butre – As part of the Sales Agreement for the purchase of the HBB properties, Golden Star has agreed to pay B.D. Goldfields Ltd an additional $1.0 million upon receipt of all the necessary licenses, permits, approvals and consents required to mine the Hwini-Butre concession.

Litigation – We are engaged in routine litigation incidental to our business. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of non–compliance with environmental laws and regulations.

15. Share Capital

Changes in share capital during the six months ended June 30, 2007 were:

	Shares	Amount
Balance as of December 31, 2006	207,891,358	$524,619
Common shares issued:
Equity offering (net)	24,150,000	82,332
Option exercises	1,067,500	1,334
Warrants exercised	62,783	254
Bonus shares and other	50,683	175

Balance as of June 30, 2007	233,222,324	$608,714

16. Warrants

On February 14, 2007, 8,401,031 share purchase warrants expired. They were issued in conjunction with an equity offering in 2003 at a strike price of Cdn$4.60. As of June 30, 2007 we have 3,224,520 warrants outstanding which were issued as part of the St. Jude acquisition in December 2005. These warrants expire on November 20, 2008 and have a strike price of Cdn$4.17.

17. Stock Based Compensation

Stock Options - We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “Plan”), and options are granted under this plan from time to time at the discretion of the Compensation Committee. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock. Under the Plan we reserved an aggregate of 15,000,000 shares of common stock for issuance pursuant to the exercise of options of which 4,736,367 are available for grant at June 30, 2007. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the fair market value of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Compensation Committee.

In addition to options issued under the Plan, 2,533,176 options were issued to various employees of St. Jude in exchange for St. Jude options in late 2005 of which 720,000 remain unexercised as of June 30, 2007. All of the remaining unexercised options held by St. Jude employees are vested. All figures shown below include the options issued to St. Jude employees.

Amounts recognized in the statements of operations with respect to the Plan are as follows:

	Six months ended June 30,
	2007	2006
Total cost during the period	$2,047	$1,045

We granted 931,183 and 746,000 options during the six months ended June 30, 2007 and 2006, respectively. The Company recognized $2.0 million and $1.0 million of non-cash compensation expense in the six months ended June 30, 2007 and 2006, respectively. We do not receive a tax deduction for the issuance of options. As a result we did not recognize any income tax benefit related to the stock compensation expense during the six months ended June 30, 2007 and 2006.

The fair value of options granted during the first six months of 2007 and 2006 were estimated at the grant dates using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

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

A summary of option activity under the Plan as of June 30, 2007 and changes during the six months then ended is presented below:

	Options (000’)	Weighted- Average Exercise price (Cdn$)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Cdn$000)
Outstanding as of December 31, 2006	6,556	2.98	5.7	$3,583
Granted	931	4.06	9.7	—
Exercised	(1,068)	1.38	—	3,766
Forfeited	(20)	3.00

Outstanding as of June 30, 2007	6,399	3.41	6.2	$5,665

Stock Bonus Plan - In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock of which 542,261 common shares had been issued as of June 30, 2007.

During the six months ended June 30, 2007 and 2006 we issued 50,683 and 4,000 common shares, respectively, to employees under the Bonus Plan. The cost of the shares grants were $0.2 million and nil in 2007 and 2006, respectively.

18. Accumulated other comprehensive income

Balance at December 31, 2006	$—
Transition adjustment on change in accounting policy on January 1, 2007	8,479
Realized gain from the partial sale of investment in EURO	(3,331)
Unrealized loss on available-for-sale investments	(551)

Balance at June 30, 2007	$4,597

19. Income Taxes

Income tax benefit attributable to net income before income taxes consists of:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Current
Canada	$—	$—	$—	$(4,926)
Foreign	—	—	—	—
Future
Canada	—	3,118	—	3,118
Foreign	(2,963)	(10,915)	(5,166)	(4,778)

Total	$(2,963)	$(7,797)	$(5,166)	$(6,586)

The future tax benefit recorded in the quarter ended June 30, 2007 relates primarily to operational losses incurred at Bogoso/Prestea. Golden Star records a valuation allowance against any portion of its remaining future income tax assets that it believes will, more likely than not, fail to be realized.

20. Earnings per Common Share

The following table provides a reconciliation between basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income/(loss)	$(2,289)	$13,084	$(5,854)	$32,407

Weighted average number of common shares (millions)	233.2	207.1	224.7	207.2
Dilutive securities:
Options	1.0	1.9	2.0	2.0
Convertible notes	—	—	—	—
Warrants	—	—	—	—

Weighted average number of diluted shares	234.2	209.0	226.7	209.2

Basic earnings/(loss) per share	$(0.010)	$0.063	$(0.026)	$0.156
Diluted earnings/(loss) per share	$(0.010)	$0.063	$(0.026)	$0.155

21. Supplemental Cash Flow Information

No cash income taxes were paid during the six months ended June 30, 2007 and 2006. Cash paid for interest was $2.7 million and $2.5 million for the six months ended June 30, 2007 and 2006, respectively. A total of $49,000 and $11,000 of depreciation was included in general and administrative costs, or was capitalized into projects, for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 we made a $0.8 million non-cash depreciation adjustment to Stockpile ore and In-process inventory.

22. Operations by Segment and Geographic Area

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location. The corporate entity is incorporated in Canada and located in the United States.

	Africa			South America	Corporate	Total
As of and for the three months ended June 30,	Bogoso/ Prestea	Wassa	Other
2007
Revenues	$9,270	$18,848	$—	$—	$—	$28,118
Net income/(loss)	(1,261)	(1,055)	(104)	(39)	(1,940)	(2,289)
Total assets	435,264	107,633	169,540	8,825	29,849	751,111
2006
Revenues	$14,828	$13,847	$—	$—	$—	$28,675
Net income/(loss)	699	(114)	(601)	(5,263)	18,363	13,084
Total assets	234,043	105,432	206,224	1,031	55,343	602,073

	Africa			South America	Corporate	Total
As of and for the six months ended June 30,	Bogoso/ Prestea	Wassa	Other
2007
Revenues	$20,850	$37,128	$–	$–	$–	$57,979
Net income/(loss)	(1,638)	(357)	(593)	(254)	(3,012)	(5,854)
Total assets	435,264	107,633	169,540	8,825	29,849	751,111
2006
Revenues	$26,338	$27,273	$–	$–	$–	$53,611
Net income/(loss)	(183)	(2,251)	3,024	(8,335)	40,152	32,407
Total assets	234,043	105,432	206,224	1,031	55,343	602,073

23. Related Parties

We obtained legal services from a legal firm to which our Chairman of the Board is of counsel. The total value of all services purchased from this law firm during the first half of 2007 was $0.6 million. Our Chairman did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.

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

(a) Consolidated Balance Sheets in US GAAP

	As of June 30, 2007	As of December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$16,129	$27,108
Short term investments	22,381	—
Accounts receivable	8,478	8,820
Inventories	56,295	45,475
Future tax assets	216	—
Deposits	13,113	7,673
Other current assets	1,003	1,458

Total current assets	117,615	90,534

Restricted cash	1,522	1,581
Available-for-sale and long term investments	6,223	5,718
Deferred exploration and development costs (Notes d1)	—	—
Property, plant and equipment (Note d3)	94,868	92,345
Mine construction in progress	211,277	165,155
Mining properties (Notes d2)	243,033	243,532
Future tax asset (Note d7)	22,291	6,657
Other assets	773	573

Total assets	$697,602	$606,095

LIABILITIES
Current liabilities	$64,553	$62,276
Long term debt (Note d4)	74,840	75,414
Asset retirement obligations	16,774	16,034
Future tax liability (Note d7)	42,113	42,154
Fair value of long term derivatives (Note d5)	3,464	2,897

Total liabilities	201,744	198,775

Minority interest	2,674	2,902
Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Share capital (Note d6)	608,348	524,239
Contributed surplus (Notes d5 and d6)	11,011	9,048
Accumulated comprehensive income and other (Note d8)	7,370	7,034
Deficit	(133,545)	(135,903)

Total shareholders’ equity	493,184	404,418

Total liabilities and shareholders’ equity	$697,602	$606,095

(b) Consolidated Statements of Operations under US GAAP

	Three months ended June 30		Six months ended June 30
	2007	2006 (Restated)	2007	2006 (Restated)

Net income/(loss) under Cdn GAAP	$(2,289)	$13,084	$(5,854)	$32,407
Deferred exploration expenditures expensed per US GAAP (Note d1 and d2)	(2,403)	(4,947)	(4,637)	(7,833)
Depreciation and amortization differences – Wassa (Note d3)	536	262	1,169	1,737
Derivative gain/(loss) (Note d5)	2,085	—	(581)	—
Write-off of deferred exploration properties (Note d3)	88	—	88	—
Other (Notes d4)	(5)	509	(7)	505

Net income/(loss) before minority interest under US GAAP	(1,988)	9,404	(9,822)	26,692
Minority interest, as adjusted	4	(220)	4	(62)

Net income/(loss) before income tax under US GAAP	(1,984)	9,184	(9,818)	26,630
Income tax benefit, as adjusted (Note d7)	12,176	—	12,176	—

Net income under US GAAP	10,192	9,184	2,358	26,630
Other comprehensive income – gain on marketable securities (Note d8)	—	—	(4,261)	—

Comprehensive income/(loss)	10,192	9,184	(1,903)	26,630

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.044	$0.044	$0.010	$0.129
Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.043	$0.044	$0.010	$0.127

(c) Consolidated Statements of Cash Flows under US GAAP

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Cash provided by (used in):
Operating activities	$1,833	$(4,984)	$(8,722)	$(13,407)
Investing activities	(11,481)	(60,072)	(89,092)	(60,312)
Financing activities	5,840	(845)	86,835	4,892

Increase/(Decrease) in cash and cash equivalents	(3,808)	(65,901)	(10,979)	(68,827)
Cash and cash equivalent beginning of period	19,937	86,783	27,108	89,709

Cash and cash equivalents end of period	$16,129	$20,882	$16,129	$20,882

(d)	Notes:

(1)	Under US GAAP, exploration, acquisition (except for property purchase costs) and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.
(2)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until such time as a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.
(3)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it is available for regular and sustained use. Under Cdn GAAP new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity.

(4)	For US GAAP purposes, the $50.0 million of convertible notes issued (net of loan fees) in the second quarter of 2005 was classified as a liability. Under Cdn GAAP, the fair value of the conversion feature is classified as equity and the balance is classified as a liability. Under Cdn GAAP, the liability portion is accreted each period in amounts which will increase the liability to its full amount as of the maturity date and the accretion is recorded as interest expense.
(5)	Under US GAAP the fair value of warrants denominated in currencies other than the company’s functional currency are treated as a derivative liability. The derivative liability of such warrants is market to market at the end of each period and the change in fair value is recorded in the statement of operations. Under Cdn GAAP the issue-date fair value of all warrants is treated as a component of shareholders’ equity and are recorded as contributed surplus and are not subsequently marked to their fair value. The comparative prior periods in this US GAAP footnote have been restated to take effect of this differences between Cdn and US GAAP.
(6)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP) - under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP.
(7)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine developments cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 1 and 2 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP. As of June 30, 2007 we have released the incremental valuation allowance for US GAAP purposes. We believe that it is more likely than not that we will be able to utilize the additional deferred tax assets under US GAAP, because we believe that the Bogoso sulfide processing plant will operate at levels that will generate future taxable income.
(8)	US GAAP recognized accumulated comprehensive income prior to 2007. Cdn GAAP recognized accumulated comprehensive income only from January 1, 2007.
(9)	In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. During the quarter we have reviewed the tax positions taken in each of our tax jurisdictions and did not identify any uncertain tax positions that would require disclosure under FIN 48.
(10)	In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). The FSP specifies the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be recognized and measured separately in accordance with FASB SFAS No. 5, “Accounting for Contingencies” and related literature. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration. The FSP applies immediately to registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. Whereas, for registration payment arrangements and the financial instruments subject to those arrangements entered into prior to its issuance, the FSP applies to our financial statements for the fiscal year beginning in 2007. We adopted the provisions of FSP EITF 00-19-2 beginning in January 2007 with no impact on our Consolidated Financial Statements.

26. Subsequent event

The new Bogoso sulfide plant was placed in commercial service on July 1, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 25 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to August 7, 2007. All financial amounts are in thousands of US dollars unless stated otherwise.

RESTATED PRIOR PERIOD BALANCES

Computational errors in determining the value of ore stockpiles during 2006 were discovered at the end of 2006. As a result the first, second and third quarters of 2006 have been restated to correct these errors.

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

Through our 100% owned subsidiary, St. Jude Resources Ltd. (“St. Jude”), we own the HBB Properties in southwest Ghana. The HBB Properties consist of the Hwini-Butre and Benso concessions, which together cover an area of 201 square kilometers. Combined, both concessions contain Mineral Reserves totaling 577,000 ounces of contained gold. Board approval to develop these ore bodies was received in May 2007. The Hwini-Butre and Benso concessions are located approximately 75 and 45 kilometers south of Wassa, respectively.

We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. We hold indirect interests in gold exploration properties in Peru, Argentina and Chile through an 8.1% equity investment in Minera IRL (formerly known as Goldmin Consolidated Holdings).

Our administrative offices are located in Littleton, Colorado, USA and we also maintain a regional corporate office in Accra, Ghana.

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

The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce.”

Derivation of Total Mine Operating Cost

	For the six months ended June 30, 2007
	Wassa	Bogoso/Prestea	Combined
Mining operations	$27,671	$22,723	$50,394
Mining related depreciation and amortization	9,114	3,883	12,997
Accretion of asset retirement obligations	170	401	571

Mine operating costs	$36,955	$27,007	$63,962

Ounces sold	56,488	31,631	88,119

Derivation of cost per ounce:
Total operating costs - GAAP ($/oz)	$654	$854	$726
Less depreciation and amortization ($/oz)	161	123	147
Less accretion of asset retirement obligations ($/oz)	3	13	6

Total cash cost ($/oz)	490	718	572
Less royalties and production taxes ($/oz)	20	19	20

Cash operating cost per ounce ($/oz)	$470	$699	$552

	For the six months ended June 30, 2006
	Wassa	Bogoso/Prestea	Combined
		Restated	Restated
Mining operations	$23,181	$22,911	$46,092
Mining related depreciation and amortization	5,775	5,030	10,805
Accretion of asset retirement obligations	103	251	354

Mine operating costs	$29,059	$28,192	$57,251

Ounces sold	46,019	44,128	90,147

Derivation of cost per ounce:
Total operating costs - GAAP ($/oz)	$631	$639	$635
Less depreciation and amortization ($/oz)	125	114	120
Less accretion of asset retirement obligations ($/oz)	2	6	4

Total cash cost ($/oz)	504	519	511
Less royalties and production taxes ($/oz)	18	18	17

Cash operating cost per ounce ($/oz)	$486	$501	$494

	For the three months ended June 30, 2007
	Wassa	Bogoso/Prestea	Combined
Mining operations	$13,946	$11,092	$25,038
Mining related depreciation and amortization	3,415	1,925	5,340
Accretion of asset retirement obligations	85	173	258

Mine operating costs	$17,446	$13,190	$30,636

Ounces sold	28,385	13,910	42,295

Derivation of cost per ounce:
Total operating costs - GAAP ($/oz)	$615	$948	$724
Less depreciation and amortization ($/oz)	120	138	126
Less accretion of asset retirement obligations ($/oz)	3	12	6

Total cash cost ($/oz)	491	798	592
Less royalties and production taxes ($/oz)	20	20	20

Cash operating cost per ounce ($/oz)	$471	$778	$572

	For the three months ended June 30, 2006
	Wassa	Bogoso/Prestea	Combined
		Restated	Restated
Mining operations	$10,983	$12,091	$23,074
Mining related depreciation and amortization	2,650	2,578	5,228
Accretion of asset retirement obligations	54	132	186

Mine operating costs	$13,687	$14,801	$28,488

Ounces sold	21,814	23,393	45,207

Derivation of cost per ounce:
Total operating costs - GAAP ($/oz)	$627	$633	$630
Less depreciation and amortization ($/oz)	121	110	116
Less accretion of asset retirement obligations ($/oz)	2	6	4

Total cash cost ($/oz)	504	517	510
Less royalties and production taxes ($/oz)	17	19	18

Cash operating cost per ounce ($/oz)	$487	$498	$492

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

In line with our business strategy, we acquired Bogoso in 1999 and have operated a carbon-in-leach (“CIL”) processing plant at Bogoso since that time to process oxide and other non-refractory ores (“Bogoso oxide processing plant”). In 2001, we acquired Prestea and mined surface deposits at Prestea from late 2001 to late 2006. In late 2002, we acquired Wassa, and following completion of a feasibility study, constructed a new CIL processing plant at Wassa which began commercial operation in April 2005.

In 2005 we initiated construction and development of a new nominal 3.5 million tonnes per annum processing facility at Bogoso/Prestea that uses proprietary BIOX® bio-oxidation technology to treat refractory sulfide ore (“Bogoso sulfide processing plant”). This facility was placed in commercial service on July 1, 2007. We expect the new plant to reach full design through-put rates during the third quarter of 2007 and to be at or near design recovery rates by the fourth quarter. Achievement of these targets is subject to numerous risks. See the discussion of Risk Factors in Item 1A of our December 31, 2006 Form 10-K, as amended .

In late 2005, we acquired the HBB Properties. During 2006, we carried out geological, environmental and engineering studies to determine the economic feasibility of developing these gold properties. The HBB feasibility study was completed in April 2007, and we have received Board approval to start development once permitting is completed. We expect to begin mining at the HBB Properties in the third quarter of 2008, with the ore being transported to Wassa for processing.

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

In addition to our gold mining and development activities, we are actively exploring for gold in West Africa and South America, investing approximately $15.3 million on such activities during 2006 and $5.2 to date in 2007. The majority of our 2006 exploration spending was focused on our HBB Properties south of Wassa, on the Prestea Underground and on expanding Mineral Reserves around our existing mines. We are actively conducting regional reconnaissance projects in south Ghana, Cote d’Ivoire and Sierra Leone and have drilled more advanced targets in Ghana, Niger and Burkina Faso.

SIGNIFICANT TRENDS AND EVENTS DURING THE FIRST SIX MONTHS OF 2007

Power Restrictions in Ghana

Electric power availability continues to be a concern. Rainfall in the current rainy season has been insufficient to raise water levels at the Akosombo reservoir enough to allow the Volta River Authority’s (“VRA”) Akosombo Hydroelectric Power Station to resume full output. As a result, power rationing continues in Ghana. As requested by the VRA, we continue to limit our usage of VRA power at various times and in various amounts. We continue to manage the power restrictions by (i) energy conservation measures (ii) limiting certain non-critical activities and (iii) operating our stand-by diesel generators. These actions have allowed near normal operations at Bogoso/Prestea and Wassa but the high cost of fuel oil for our mine-site generators has contributed to higher operating costs. The VRA has allowed us to take additional power to operate the new Bogoso sulfide processing plant, subject to the same power limits placed on all Ghanaian mining operations.

To alleviate the impact of the on-going power rationing, Golden Star, along with Newmont Mining Corporation, Gold Fields Limited and Anglogold Ashanti Limited, is installing a nominal 100 megawatt power station in Ghana, which could be expected to reliably generate 80 megawatts on a continuous basis. The total expected cost to acquire and construct this power station is expected to be approximately $43 million, of which we have committed to fund 25%. We have spent $8.8 million on the project thru July 2007. We expect the power station to be commissioned and made operational in August 2007.

Our 25% share of output from this power station will be approximately 20 megawatts, which is sufficient to provide up to 50% of our total power requirements in Ghana now that the Bogoso sulfide processing plant is commissioned. We expect that power from the new plant, combined with our on-site diesel generators and power availability from the national grid will be adequate to meet our total power requirements in 2007, including operation of the Bogoso sulfide processing plant. If there are further declines in the Akosombo hydroelectric power plant, we will incur higher cost for increased amounts of self-generated power. Separately, Golden Star is currently negotiating a two year, 10 megawatt, take or pay, power purchase agreement with a provider that would develop a 20 megawatt power station at Bogoso/Prestea. It is expected that this power station, which can be fueled with either diesel, residual fuel oil or heavy fuel oil, could be operational by early 2008.

Gold Prices

Gold prices have generally trended upward during the last five years, from a low of just under $260 per ounce in early 2001 to a high of $725 per ounce in May 2006. Much of the price increase during this period appears to be related to the fall in the value of the US dollar against other major foreign currencies. The realized gold price for our shipments during the first six months of 2007 averaged $658 per ounce, as compared to $594 per ounce in the same period of 2006.

Bogoso Sulfide Expansion Project

Construction and commissioning activities were completed at the Bogoso sulfide expansion project in the second quarter and commercial production was declared on July 1, 2007. Pre-production waste stripping has been completed and the new tailings dam is ready for use. Various start-up issues at the new sulfide processing plant have been remediated or are in the process of remediation. While these start-up issues have resulted in lower than expected output from the sulfide processing plant to date, the daily processing rates have trended upward throughout the second quarter. A number of new plant equipment items failed during commissioning and testing, and we are in the process of working with the equipment suppliers to procure, ship and install these items. We expect to have the replacement equipment in place and operational by the end of August. The new processing plant is now processing between 4,000 and 8,000 tonnes of ore per day on a regular basis and we expect to reach design capacity of 9,600 tonnes per day by the end of the third quarter and design recovery in the fourth quarter of 2007.

Pampe and Prestea South

Mining was initiated at the new Pampe open pit mine in February 2007, and it has delivered approximately 233,843 tonnes of oxide ore to the Bogoso oxide processing plant through the end of June. The mining permit was received in June 2007 following several months of operations under temporary permits. We expect to produce an average of 2,600 tonnes per day of CIL feed at an average grade of 2.90 g/t during the remainder of 2007, with all of the production being shipped to the Bogoso oxide processing plant.

We are currently permitting a number of open pits on the southern portion of our Prestea property known as Prestea South. An environmental impact statement has been completed and submitted for the project. Subject to public consultation and receipt of the permit in the third quarter, we expect to commence development and mining of Prestea South in the fourth quarter of 2007 to supplement our supply of oxide ore.

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

Warrants

On February 14, 2007, 8.4 million share purchase warrants expired unexercised. These warrants were originally issued in 2003 in conjunction with an equity offering at a strike price of Cdn$4.60.

CONSOLIDATED RESULTS OF OPERATIONS

Three months ended June 30, 2007 compared to three months ended June 30, 2006

During the three months ended June 30, 2007, we incurred a net loss of $2.3 million or $0.010 per share on revenues of $28.1 million, versus net income of $13.1 million or $0.063 per share on revenues of $28.7 million during the three months ended June 30, 2006. The major factors contributing to the better performance in the second quarter of 2006 was a $20.9 million pre-tax gain on sale of our investment in EURO Ressources S.A. (“EURO”), a $2.3 million currency gain and $2.0 million of royalty income. In comparison, during the second quarter of 2007 there were no significant sales of assets or investments, there were no significant currency gains or losses and there was no royalty income since the subsidiary generating the royalty in the prior period, was sold in June 2006.

Lower operating margins (Gold sales revenues less mine operating costs) at the mines in 2007 versus a year earlier further contributed to the decline in performance. The consolidated operating margin loss for the three months ended June 30, 2007 was $2.5 million as compared to a $0.2 million operating margin in the same period of 2006. While Wassa shipped 6,570 more ounces in the second quarter of 2007 than in the same period of 2006, Bogoso/Prestea shipped 9,483 ounces less, resulting in a net reduction in ounces sold. Second quarter 2007 cost of mining operations were $2.0 million higher than a year earlier, reflecting increases in the cost of self generated power and a higher overall cost for labor and materials.

SUMMARY OF FINANCIAL RESULTS	For the three months ended June 30,			For the six months ended June 30,
	2007		2006	2007		2006
Gold sold (oz)	42,295	1.	45,207	88,119	2.	90,147
Average realized price ($/oz)	665		634	658		594
Gold revenues (in $ thousands)	28,118		28,675	57,979		53,611
Cash flow provided by/( used in) operations (in $ thousands)	4,328		(1,549)	(3,993)		(7,241)
Net income/(loss) (in $ thousands)	(2,289)		13,084	(5,854)		32,407
Net income/(loss) per share – basic ($)	(0.010)		0.063	(0.026)		0.156

1.	Excludes 6,016 ounces from the new sulfide plant. These ounces are not included in sales revenues.
2.	Excludes 7,803 ounces from the new sulfide plant. These ounces are not included in sales revenues.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

During the six months ended June 30, 2007, we incurred a net loss of $5.9 million or $0.026 per share on revenues of $58.0 million, versus net income of $32.4 million or $0.156 per share on revenues of $53.6 million during the six months ended June 30, 2006. The major factors contributing to the better performance in the first six months of 2006 was a $20.9 million pre-tax gain on sale of our long-term share holdings in EURO, a $30.3 million pre-tax gain on the sale of our investment in Moto Goldmines Ltd, a $3.5 million currency gain and $3.8 million of royalty income. In comparison, during the first six months of 2007 there were no significant sales of assets or investments, there were no significant currency gains or losses and there was no royalty income since the subsidiary generating the royalty in the prior year, was sold in 2006.

Larger operating margin losses at the mines in 2007 versus a year earlier further contributed to the decline in performance. The consolidated operating margin loss for the six months ended June 30, 2007 was $6.0 million as compared to a $3.7 million operating margin loss in the same period of 2006. While Wassa shipped 10,470 more ounces in the first half of 2007 than in the same period of 2006, Bogoso/Prestea shipped 12,497 fewer ounces, offsetting the improvement at Wassa. Cash operating costs for the six months ended June 30, 2007 were $4.3 million higher than a year earlier, which contributed to the larger operating margin loss. Higher cash operating costs reflect increases in the cost of self generated power and higher overall costs for labor and materials. An increase in first half depreciation costs is predominantly related to higher unit rates at Wassa following revisions to mineral reserves at the end of 2006.

General and administrative costs increased $2.2 million over the first half of 2006 due to higher labor costs associated with the strengthened management team, increases in stock compensation expense, and legal fees associated with loan negotiations.

BOGOSO/PRESTA OPERATIONS

Three months ended June 30, 2007 compared to three months ended June 30, 2006

The Bogoso/Prestea financial and operating results for the three and for the six months ended June 30, 2007 as discussed below reflect only operations at the Bogoso oxide processing plant. While the new Bogoso sulfide processing plant produced 6,016 ounces of gold in the second quarter of 2007 as part of its commissioning and start-up phase, the plant was not yet in commercial service and its gold revenues and costs were excluded from earnings in the three and six months ended June 30, 2007.

Bogoso/Prestea incurred a $3.9 million operating margin loss during the second quarter of 2007 on sales of 13,910 ounces of gold, versus a break-even operating margin on sales of 23,393 ounces in the second quarter of 2006. Lower depreciation and higher gold prices were insufficient to offset the impact of the lower gold shipments. Gold shipments were lower in the three months ended June 30, 2007 as compared to a year earlier due to lower ore grades and lower through-put rates. Cash operating costs were $1.0 million lower than in the same period in 2006 reflecting a decrease in the tonnes of ore mined and processed. Depreciation expense also dropped, the result of the lower number of ounces shipped.

Most of the ore processed at the Bogoso oxide processing plant in the second quarter of 2007 came from the new Pampe pit. While the Pampe oxide ore is easier to process and yields better gold recoveries than did ore from the Plant-North pit processed in the second quarter of 2006, delays in obtaining the final mining permit early in the second quarter of 2007 delayed production from Pampe and limited oxide ore availability at the Bogoso oxide processing plant. In addition, the oxide plant was idle during May to allow for plant maintenance and reconditioning. The combination of mining permit delays and the maintenance shut-down resulted in an average operating rate of 3,131 tonnes per day compared to 4,065 tonnes per day in the second quarter of 2006. The Pampe and other oxide ore was lower grade than the Plant-North pit ore processed in the second quarter of 2006 (2.40 grams per tonne (g/t) versus 3.57 g/t, respectively). The lower though-put and lower grade resulted in 9,483 less ounces from the Bogoso oxide processing plant than in the second quarter of 2006.

Bogoso/Prestea’s realized gold price averaged $663 per ounce for the quarter, up from $634 per ounce a year earlier. The decrease in gold production yielded an average cash operating cost of $778 per ounce, up from $498 per ounce in the second quarter of 2006.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

The Bogoso/Prestea financial and operating results for the six months ended June 30, 2007 as discussed below reflect only operations at the Bogoso oxide processing plant. While the new sulfide plant produced 7,803 ounces of gold in the first six months of 2007 as part of its commissioning and start-up phase, the new sulfide plant was not yet in commercial service and its gold revenues and costs were excluded from earnings in the six months ended June 30, 2007.

Bogoso/Prestea incurred a $6.2 million operating margin loss during the first six months of 2007 on sales of 31,631 ounces of gold, versus an operating margin loss of $1.9 million on sales of 44,128 ounces in the same period of 2006. Lower depreciation and higher gold prices were insufficient to offset the impact of the lower gold shipments. Gold shipments were lower in the six months ended June 30, 2007 than a year earlier mostly due to lower ore grades and a plant maintenance shut-down at the Bogoso oxide processing plant in May. Cash operating costs were essentially unchanged from the same period in 2006. Depreciation expense dropped in response to the lower number of ounces shipped.

Much of the ore processed at the oxide plant in the first six months of 2007 came from various oxide deposits at Bogoso/Prestea and from the new Pampe pit. The oxide ores are typically softer and yield better gold recovery than did ore from the Plant-North pit processed in the first half of 2006 which allowed for higher plant through-put rates. As a result, the average operating rate increased to 4,686 tonnes per day in the first half of 2007 compared to 3,898 tonnes per day in the first half of 2006. However, the lower grades of the oxide ore processed in 2007 versus the Plant-North ores processed in the first half of 2006, (1.93 grams per tonne (g/t) versus 3.51 g/t, respectively) and the plant maintenance shut-down in May, resulted in gold shipments for the first six months of 2007 being 10,939 ounces less than in the first half of 2006. The decrease in gold production was responsible for the increase in average cash operating cost to $699 per ounce, up from $501 per ounce in the first half of 2006.

During the remainder of 2007, we expect to produce an average of approximately 2,600 tonne per day of oxide ore from Pampe. This will be supplemented with residual oxide ores encountered in the sulfide pits. There may be limited periods during the remainder of 2007 when the oxide plant could temporarily process sulfide ores with the gravity and sulfide float concentrates being transferred to the new BIOX® plant for gold recovery.

BOGOSO/PRESTEA

	For the three months ended June 30,			For the six months ended June 30,
OXIDE OPERATING RESULTS	2007		2006	2007		2006
Ore mined (t)	241,326		342,560	466,821		724,319
Waste mined (t)	2,580,407		2,106,167	3,924,909		4,448,935
Ore processed (t)	284,959		369,943	848,128		705,523
Grade processed (g/t)	2.40		3.57	1.93		3.51
Recovery (%)	77.3		55.3	69.9		57.3
Gold sold (oz)	13,910	1.	23,393	31,631	2.	44,128
Cash operating cost ($/oz)	778		498	699		501
Royalties ($/oz)	20		19	19		18
Total cash cost ($/oz)	798		517	718		519

1.	Excludes 6,016 ounces from the new sulfide plant. These ounces are not included in sales revenues.
2.	Excludes 7,803 ounces from the new sulfide plant. These ounces are not included in sales revenues.

WASSA OPERATIONS

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Wassa generated $1.4 million of operating margin in the three months ended June 30, 2007 on sales of 28,385 ounces of gold, compared to an operating margin of $0.3 million for the three months ended June 30, 2006 on sales of 21,814 ounces. During the three months ended June 30, 2007, the Wassa processing plant treated an average of 9,665 tonnes per day at an average grade of 1.13 grams per tonne with a gold recovery of 89.7% compared to 10,523 tonnes per day at an average grade of 0.84 grams per tonne with an 88.6% recovery in the same period of 2006. The improvement in operating margin and in ounces shipped was mostly related to the better ore grades.

Cash operating cost per ounce improved, averaging $471 per ounce, down from $487 per ounce a year earlier. While the second quarter’s cash operating costs increased by $3.0 million to $13.9 million, up from $10.9 million a year earlier, the increase in plant through-put and the resultant increase in ounces sold yielded a lower average cash operating cost per ounce. The increase in cash operating cost for the current period is mainly attributable to higher costs for labor, fuel and materials as well as the cost of generating power.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Wassa generated $0.2 million of operating margin in the six months ended June 30, 2007 on sales of 56,489 ounces of gold, compared to an operating margin loss of $1.8 million in the same period of 2006 on sales of 46,019 ounces. During the first half of 2007 the Wassa processing plant treated an average of 10,423 tonnes per day at an average grade of 1.03 grams per tonne with a gold recovery of 90.5% compared to 10,690 tonnes per day at an average grade of 0.83 grams per tonne with an 88.1% recovery in the same period of 2006. The improvements in grade and recovery are the result of higher grades in the main pit and more SAK pit ore in 2007 versus 2006. The decrease in average daily through-put was caused by lower amounts of heap leach ore versus the first six months of 2006.

Wassa’s realized gold price averaged $659 per ounce, up from $592 per ounce a year earlier. Cash operating cost per ounce improved, averaging $470 per ounce in 2007, down from $486 per ounce a year earlier. While cash operating costs increased to $27.7 million for the first half, from $23.2 million a year earlier, the increase in plant through-put and the resultant increase in ounces sold yielded a lower average cash operating cost per ounce. The increase in cash operating cost for the current six month period is mainly attributable to higher costs for labor, fuel and materials as well as the cost of generating power.

WASSA

	For the three months ended June 30,		For the six months ended June 30,
OPERATING RESULTS	2007	2006	2007	2006
Ore mined (t)	757,166	607,755	1,422,313	1,276,496
Waste mined (t)	2,594,919	3,179,024	4,305,923	6,628,379
Ore and heap leach materials processed (t)	879,560	957,642	1,886,728	1,934,972
Grade processed (g/t)	1.13	0.84	1.03	0.83
Recovery (%)	89.7	88.6	90.5	88.1
Gold sold (oz)	28,385	21,814	56,489	46,019
Cash operating cost ($/oz)	471	487	470	486
Royalties ($/oz)	20	17	20	18
Total cash cost ($/oz)	491	504	490	504

DEVELOPMENT PROJECTS

Bogoso Sulfide Expansion Project

While we continue to optimize certain aspects of the Bogoso sulfide processing plant to consistently achieve design through-put and recovery, the new plant was placed in commercial service on July 1, 2007. The in-service designation will result in recognition of revenues and operating expenses in our consolidated statements of operations beginning on this date.

The commissioning phase is now complete and results to date indicate the BIOX® process is working well. We have achieved a steady improvement in overall through-put and recovery, and expect to achieve design through-put and design recovery by the end of the third and fourth quarters of this year, respectively.

During the commissioning phase, we encountered a number of mechanical and design issues that have been or are being corrected. Of note, we suffered systemic failures of certain equipment associated with the BIOX® reactor tanks which have reduced BIOX® circuit through-put capacity and operation in the second quarter, but we expect that the remaining items required to reach full design output will be delivered and installed by the end of August 2007.

The Bogoso sulfide processing plant processed 309,021 tonnes of ore and shipped 6,061 ounces of gold through June 30, 2007 during its testing and commissioning phase.

	For the three months ended June 30,		For the six months ended June 30,
SULFIDE PLANT OPERATING RESULTS	2007	20061.	2007	20061.
Ore mined (t)	46,514	—	161,816	—
Waste mined (t)	735,091	—	4,437,566	—
Ore processed (t)	241,964	—	309,021	—
Grade processed (g/t)	2.82	—	2.87	—
Recovery (%)	57.2	—	52.0	—
Gold shipped (oz) 2.	6,016	—	7,803	—

1.	The sulfide plant was still in its construction phase during 2006 and had no production.
2.	Prior to July 1, 2007 revenues from all gold produced from the new sulfide plant was off-set against the operating costs and the net loss was added to capital costs of the plant.

Plant construction costs to-date are as shown in the table below (in thousands). The longer construction period has resulted in increased amounts of pre-productions stripping and costs and increased amounts of interest capitalization above what was initially contemplated.

	As of June 30, 2007	As of December 31, 2006
Plant construction cost	$154,027	$118,826
Mining equipment cost	11,828	10,505
Pre-production stripping cost	28,746	22,397

Sub-total	194,601	151,728
Costs prior to project commencement	7,216	7,216
Capitalized Interest	9,460	6,211

Total	$211,277	$165,155

Prestea South Properties

Permitting is now underway for oxide pits located at Prestea South. We anticipate completion of an access road from this area to the Bogoso/Prestea plant site by late 2007. Assuming permits are received in a timely manner commencement of oxide ore shipments to the Bogoso oxide processing plant could start in the fourth quarter.

HBB Properties

Board approval for development of the HBB properties was received in early May 2007, following completion of the HBB Properties feasibility study. Based on the feasibility study results, we plan to mine the Hwini-Butre and Benso deposits as satellite sources of ore to feed to our Wassa processing plant. Combining these new ore bodies with the Wassa operation should result in higher processed grade, higher gold output, and an extended life for the combined operation as well as an improvement in the average cash operating cost per ounce. The development plan indicates we should start delivering ore from Hwini-Butre and Benso to Wassa in the third quarter of 2008 subject to receipt of permits.

The HBB properties consist of:

•

The Benso concessions located north-northwest of Takoradi and approximately 40 km south-southwest of the Wassa gold mine. The Benso Prospecting License is composed of three land parcels, Subriso, Amantin and Chichiwilli. To date the Subriso concession has been the most thoroughly explored with four economic deposits being delineated thus far; namely Subriso East, Subriso West, C-Zone and G-Zone.

•

The Hwini-Butre concession is located 30 km south of the Benso Subriso deposits and east of the town of Mpohor, which is 20 km northwest of Takoradi. Two economic deposits have been delineated; namely Adoikrom and Father Brown.

The four pits at the Benso Subriso concession are expected to be exploited first. Subject to receipt of permits, construction of a 52 km access road is expected to commence in the fourth quarter of 2007 and to be completed by mid-2008. Pre-stripping and ore mining at Benso should commence in the second quarter of 2008, and we anticipate that the first ore would be hauled to Wassa for processing in the third quarter of 2008 subject to receipt of permits.

The two, higher grade, deposits on the Hwini-Butre concession are scheduled to be mined following the completion of a second 30 km access road in the second quarter of 2009.

Although an environmental permit was obtained by St. Jude for the original HBB project, the changes in the project scope resulted in the need to submit a revised environmental impact statement (“EIS”) to the Environmental Protection Agency (EPA). Working with a local consultant, Wassa completed additional background assessments to upgrade the existing social and environmental baseline at the project sites and also to develop an appropriate baseline for the access road. These results and the proposed mitigation strategies were incorporated into the EIS that was submitted to the EPA in July 2007. The EIS will be reviewed by the EPA and, if required, a public hearing held. Project development will also be subject to any resettlement action plans being completed. Assuming a timely review by the EPA and that no major concerns arise, the environmental permit could be issued as early as the last quarter of 2007.

The total capital expenditure for the development of Hwini-Butre and Benso has been estimated at approximately $50 million. The capital cost for the development phase is as follows:

Capital Item	$ (millions)
Mining equipment	20.6
Haul road construction	11.9
Wassa processing plant modifications	3.5
Hwini-Butre & Benso infrastructure	5.4
Compensation for haul road and pits	3.1
Ownership payment	1.0
Contingency (approximately 10%)	4.6

Total	$50.1

Hwini-Butre and Benso – Mineral Reserves as at April 27, 2007:

Location	Reserve Category	Tonnes (millions)	Grade (Au g/t)	Contained Ounces (thousands)
Hwini-Butre	Probable	1.83	5.52	324
Benso	Probable	2.30	3.41	252

TOTAL	Probable	4.13	4.35	577

These mineral reserves were estimated at a gold price of $480/oz, the same gold price we used for the December 31, 2006 mineral reserve estimate.

EXPLORATION PROJECTS

Exploration continued on the Saramacca project in Suriname under the Newmont-funded joint venture. Work on this project has focused on investigation of the Anomaly M zone and environs with detailed induced-polarization surveys and auger geochemistry. Drill targets have been identified and will be reviewed by the joint venture committee prior to commencing drilling in the third quarter of 2007. In addition, reconnaissance geochemical sampling and prospecting has been conducted to extend the Brokolonko anomalous trend along strike. Newmont has spent approximately $1.1 million towards their initial $2.0 million joint venture commitment. Once Newmont’s spending exceeds $2.0 million, Newmont will have the right to assume management of the project. Under the terms of the joint venture agreement, Newmont may earn a 51% participating interest in the Saramacca project by spending $6 million by the fifth anniversary of the agreement.

During the second quarter, exploration in Ghana focused on the HBB Properties, particularly the Manso, Amantin and Chichiwilli properties. The 20 kilometer soil anomaly at the Manso concession has been further tested with 400 meter spaced deep auger soil sampling. Results received to date confirm a coherent gold anomaly coincident with geophysical trends and the interpreted geological structures. This anomaly is now ready for deeper drill testing which we expect to commence in the third quarter.

At our Prestea project in Ghana, drilling has focused on the Footwall Reef, a quartz reef structure lying 20 to 25 meters to the east in the footwall of the Prestea Main Reef. Additional drilling is planned later in 2007 for this target, which could possibly be exploited by decline development from the now depleted Plant-North pit.

In Sierra Leone, we completed approximately 2,000 meters of diamond drilling at the Yirisen prospect during the first six months of 2007. While initial results are not encouraging, a thorough evaluation of the drilling will be conducted in the third quarter. RAB drilling at Pampana was completed this quarter and as with the diamond drilling, initial results have not been encouraging. Trenching and additional soil sampling on the southern portion of the Pampana concession will continue into the third quarter testing the remaining targets on the concession. The RAB drill rig was mobilized to Sonfon to start a 10,000 meter program planned to test the 10 km long soil anomaly defined in 2006. Results are pending.

Field exploration programs on the Goulagou and Rounga concessions in Burkina Faso commenced this quarter with infill soil geochemistry being done to follow up on earlier anomalies defined by the previous concession holders. Results from several programs were received and plans are being made to follow up on the results with both RAB drilling and ground geophysical surveys. Both the follow up programs commenced late in the quarter and we are awaiting results.

While our two Niger properties, Tialkam and Deba, have had extensive and systematic exploration programs conducted on them over the last 10 years, the geologic data were never adequately compiled. During the second quarter, we reviewed and organized most of this data and we have now initiated follow-up programs on various target areas. The follow-up programs involved infill soil geochemistry in areas not covered by previous geochemical surveys and detailed grids over areas regarded as being more prospective. We are still awaiting the majority of results for these programs.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our cash, cash equivalents and short-term investments totaled $38.5 million, up from $27.1 million at the end of 2006. Operations used $4.0 million of cash in the first half of 2007, compared to $7.2 million used by operations in the same period of 2006. Increases in inventories was the major factor contributing to cash use by operations in both periods. Most of the inventory increases in 2007 is related to increases in ore stock piles and parts and supplies inventory for the Bogoso sulfide processing plant.

Capital projects and changes in capital-related payables and deposits used $74.0 million of cash in the first six months of 2007. The Bogoso sulfide expansion project direct costs totaled $46.2 million including $35.3 million of construction costs, $6.4 million for pre-production waste stripping, $1.3 million of mining equipment and $3.2 million of capitalized interest. A total of $9.4 million was spent on other property, plant and equipment at Bogoso and Wassa and $8.3 million on development of various mining properties. Deferred exploration projects used $2.0 million. A total of $3.5 million of cash was received from the sale of EURO Ressources shares. Scheduled periodic payment of principal on the equipment financing facility and short-term bank loans consumed $6.0 million of cash.

On March 1, 2007, we issued 21 million common shares at a price of $3.60 per share resulting in $75.6 million in gross proceeds. Net proceeds were $72.2 million after deducting underwriting commissions but before deducting offering costs. On March 9, 2007, the underwriters exercised their option to purchase an additional 3.15 million common shares for additional gross proceeds of $11.3 million. After deducting the underwriter’s commission, net proceeds from the additional shares were $10.8 million. Proceeds are being used to complete the purchase and installation of a 25% interest in an electric power station in Ghana, for completion and start-up of the Bogoso sulfide expansion project, for development of the HBB Properties, and for general corporate and working capital purposes.

During the second quarter our convertible note holders agreed to a revision in the convertible note covenants. While the revisions did not increase the overall borrowing limit set by the convertible note covenants, it did provide more flexibility in the types of additional debt allowed. As a result of this change, Caterpillar Financial Services agreed to increase our existing equipment facility from $25 million to $40 million. During the second quarter we drew an additional $9.0 million on the Caterpillar facility bringing the total equipment financing balance to $29.1 million at June 30, 2007 and leaving an un-drawn balance of $10.9 million on the facility.

During 2007 we expect to make payments of principal and interest totaling approximately $10 million on the equipment financing facility. In addition, interest and principal on our bank loan is expected to total $8.1 million for the year and we plan to pay approximately $3.4 million of interest on our convertible notes in 2007.

We now expect to invest a total of $108 million in capital projects during 2007 including exploration, construction, mine development and mining equipment, of which $74.0 million was spent in the first half. The $108 million total includes approximately $15 million for 2007 development activities at the HBB Properties.

Liquidity Outlook

While cash flow from operations was negative at Bogoso/Prestea during the first six months of 2007, we expect that following the commercial production of the new sulfide plant in July, the better oxide ore grades and increased ore availability from the Pampe pit will result in positive cash flows from both Bogoso processing plants in the second half of 2007. We also expect that Wassa will continue to generate cash from operations in the second half of 2007. These operational cash flows, along with the $38.5 million of cash and cash equivalents at June 30, 2007 and debt facilities currently in place, will be sufficient to complete rectification work at the Bogoso sulfide expansion project, fund our portion of the new power plant, fund the 2007 development activities at the HBB properties and cover other capital needs planned for 2007.

LOOKING AHEAD

Our objectives for the remainder of 2007 include:

•	achievement of design through-put and recovery at the new Bogoso sulfide processing plant during the third and fourth quarters of 2007, respectively;

•	permitting and commencement of oxide mining from Prestea South ore bodies to provide oxide ore to the Bogoso oxide processing plant in the fourth quarter of 2007;

•	permitting of the HBB project and commencement of development;

•	progress construction and commissioning of our power projects; and

•	optimization of our mining and processing activities and costs at Bogoso/Prestea and Wassa.

It is expected that better ore grades and better ore availability for the Bogoso oxide processing plant from Pampe will result in higher gold output in the second half of 2007 versus the first half, and increases in operating rates and gold recovery are expected to yield higher gold output at the Bogoso sulfide processing plant as well. Based on these anticipated improvements we are estimating 2007 gold production of 160,000 to 175,000 ounces at Bogoso/Prestea at an average cash operating cost between $420 and $480 per ounce. We expect Wassa to produce approximately 110,000 to 125,000 ounces during 2007 at an average cash operating cost between $430 and $480 per ounce.

As more fully disclosed in the Risk Factors Item 1A in our December 31, 2006 Form 10-K as amended, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

RELATED PARTY TRANSACTIONS

We obtained legal services from a legal firm to which our Chairman of the Board is of counsel. Total value of all services purchased from this law firm was $0.6 million during the first six months of 2007. Our Chairman did not personally perform any legal services for us during this time period nor did he benefit directly or indirectly from payments for the services performed by the firm.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

OUTSTANDING SHARE DATA

This ITEM 2 includes information available to August 7, 2007. As of August 7, 2007, we had outstanding 233,222,324 common shares, options to acquire 6,489,884 common shares, warrants to acquire 3,224,520 common shares and convertible notes which are convertible into 11,111,111 common shares.

SUBSEQUENT EVENTS

•	The Bogoso sulfide expansion project was placed in commercial service on July 1, 2007.

•

On August 1, 2007, Peter Bradford, President and Chief Executive Officer of Golden Star, notified the Company of his intent to resign from his position as an officer and director of the Company, effective on December 31, 2007 or at such earlier date as a successor is appointed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio and debt, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

We invest excess cash in high quality, short term debt instruments. The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that, given the cash balances expected during the next 12 months a 1% change in interest rates would result in a $0.1 to $0.3 million change in annual interest income.

As of June 30, 2007 we had a variable rate debt with Ecobank Ghana Limited and Cal Bank Limited. This debt has an interest rate of US prime (currently 8.25%) plus 1%. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

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

During 2005 and 2006 we entered into forward purchase contracts for South African Rand and Euros to hedge expected future purchases of capital assets in South Africa and Europe associated mostly with the Bogoso sulfide expansion project. We also hold portions of our cash reserves in non–US dollar currencies. As of June 30, 2007 we had no forward currency agreements.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for the next 12 months would result in a $3 to $4 million change in expected pre–tax earnings and cash flows.

During 2005, 2006 and the first quarter of 2007, to reduce the risk of unfavorable gold price fluctuations on our operating cash flows during the construction period of the Bogoso sulfide expansion project, we purchased puts to lock in minimum gold prices for portions of our expected gold sales in 2006 and early 2007. As of June 30, 2007 there were no put options remaining. We also sold gold calls during 2005 to offset a portion of the costs of purchasing the puts. At June 30, 2007, we had no call options remaining.

Equity Price Risk

We have in the past and may in the future seek to acquire additional funding by sale of common shares. Movements in the price of our common shares have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The principal executive officer and principal financial officer have evaluated the effectiveness of Golden Star’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of June 30, 2007. Based on the evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Golden Star, including consolidated subsidiaries, in reports that Golden Star files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms.

(b) Change in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than disclosed below. As discussed in the notes to the consolidated financial statements, it was determined that as of December 31, 2006 management did not maintain effective controls over its accounting for inventories, accounting for warrants denominated in Canadian dollars and controls over vendor payments which resulted in unauthorized payments. Specifically, we did not maintain effective controls over the computation and review of our In-Process inventory calculation to ensure that appropriate components were properly reflected in the calculations. Also, management did not maintain effective controls over the accounting for warrants denominated in Canadian dollars using accounting principles generally accepted in the United States (“US GAAP”). As a result, warrants denominated in Canadian dollars were treated as equity instruments rather than as derivative instruments. In addition, management’s assessment found deficiencies in controls over vendor payments which resulted in unauthorized payments and which could have resulted in material amounts of unauthorized disbursements. Because of the existence of these deficiencies at year-end, management concluded that our internal control over financial reporting was ineffective as of December 31, 2006.

During the quarter ended June 30, 2007, management has undertaken remedial action to address the above described material weaknesses by strengthening its controls over computation and review of in-process inventory calculation and has added additional controls to remediate the deficiencies in controls over vendor payments. Based upon statements issued by the Financial Accounting Standards Board, management has remediated the weakness over the accounting for warrants.

Management believes it has completed these remediation efforts; however, management has not engaged its audit firm to perform a stand alone engagement to determine if the material weaknesses continue to exist.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is contained in Note 14 to the Consolidated Financial Statements contained in the Report .

ITEM 1A.	RISK FACTORS

The risk factors for the quarter ended June 30, 2007 are substantially the same as those disclosed and discussed in Item 1A of our December 31, 2006 Form 10–K, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual General and Special Meeting of Common Shareholders was held on May 9, 2007 where three matters were voted upon with the following results:

1.	The following directors were elected to serve until the date of the 2008 annual meeting:

Director	Number of Common shares Voted
	Affirmative	Withheld
James E. Askew	75,629,432	1,054,605
Peter J. Bradford	75,713,679	907,358
David K. Fagin	75,615,342	1,068,695
Lars-Eric Johansson	75,651,171	1,032,866
Ian MacGregor	68,734,676	7,949,361
Michael P. Martineau	75,712,451	971,586
Michael Terrell	69,298,461	7,387,576

2.	The resolution to appoint PricewaterhouseCoopers LLP as the auditors of the company and to authorize the Board of Directors to fix the auditors remuneration:

For:	76,313,624	Withheld:	370,413

3.	The ordinary resolution approving the continuation of the Company’s shareholder rights plan and the Amended and Restated Shareholder Rights Plan Agreement dated as of May 9, 2007 between the Company and CIBC Mellon Trust Company:

For:	72,593,365	Withheld:	4,090,672

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Employment Agreement with Mr. Mitch Wasel dated as of September 1, 2007

10.2	Amended and Restated Shareholder Rights Plan Agreement dated as of May 9, 2007

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD.
Registrant

By:	/s/ Peter J. Bradford
Peter J. Bradford
President and Chief Executive Officer

Date: August 7, 2007

By:	/s/ Thomas G. Mair
Thomas G. Mair
Senior Vice President and Chief Financial Officer

Date: August 7, 2007

EXHIBIT INDEX

10.1	Employment Agreement with Mr. Mitch Wasel dated as of September 1, 2007

10.2	Amended and Restated Shareholder Rights Plan Agreement dated as of May 9, 2007

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)