Form 10-Q
period 2007-09-30
GOLDEN STAR RESOURCES LTD
filed 2007-11-06
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer:  ☒                    Accelerated filer:  ☐                    Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of Common Shares outstanding as at November 6, 2007: 233,545,281

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

These statements include comments regarding: the achievement of anticipated metallurgical recoveries at the Bogoso sulfide expansion project; estimated 2007 gold production and cash operating costs at Bogoso/Prestea and Wassa; anticipated commencement dates of mining and production and development costs with respect to the HBB properties; production capacity, production rates, and production costs; cash operating costs; gold sales; mining operations and recovery rates; ore delivery; ore processing; potential mine life; permitting; establishment and estimates of mineral reserves and resources; geological, environmental, and engineering studies; timing and results of feasibility studies; exploration efforts and activities; expected capital expenditures in 2007; ore grades; reclamation work; identification of acquisition and growth opportunities; power costs, the ability to meet total power requirements and the operation and access to the new power station in Ghana; retention of earnings from our operations; sources of and adequacy of liquidity to meet capital and other needs in 2007; anticipated closing date and use of proceeds from the offering of convertible debentures; and completion of the listing on the Ghana stock exchange and the related offering.

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

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars except shares issued and outstanding)

(Unaudited)

	As of September 30, 2007	As of December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,764	$27,108
Accounts receivable	5,701	8,820
Inventories (Note 3)	53,948	45,475
Future tax assets	809	—
Deposits (Note 4)	8,819	7,673
Prepaids and other	895	1,458

Total Current Assets	90,936	90,534
RESTRICTED CASH	1,519	1,581
AVAILABLE-FOR-SALE INVESTMENTS (Note 5)	3,817	1,457
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 6)	27,064	167,983
PROPERTY, PLANT AND EQUIPMENT (Note 7)	287,419	93,058
MINING PROPERTIES (Note 8)	318,990	136,775
CONSTRUCTION IN PROGRESS (Note 9)	—	165,155
FUTURE TAX ASSETS	15,563	6,657
OTHER ASSETS	1	574

Total Assets	$745,309	$663,774

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$25,291	$19,012
Accrued liabilities	31,530	25,516
Fair value of derivatives (Note 11)	404	685
Asset retirement obligations (Note 12)	2,217	3,064
Current portion of future tax liability	—	1,450
Current debt (Note 10)	18,547	12,549

Total Current Liabilities	77,989	62,276
LONG TERM DEBT (Note 10)	69,701	73,786
ASSET RETIREMENT OBLIGATIONS (Note 12)	17,153	16,034
FUTURE TAX LIABILITY	42,115	42,154

Total Liabilities	206,958	194,250
MINORITY INTEREST	6,297	7,424
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 14)
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding.	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 233,222,324 at September 30, 2007 207,891,358 at December 31, 2006	608,711	524,619
CONTRIBUTED SURPLUS	12,273	10,040
EQUITY COMPONENT OF CONVERTIBLE NOTES	2,857	2,857
ACCUMULATED OTHER COMPREHENSIVE INCOME (Note 17)	2,192	—
DEFICIT	(93,979)	(75,416)

Total Shareholders’ Equity	532,054	462,100

Total Liabilities and Shareholders’ Equity	$745,309	$663,774

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in thousands of US dollars except per share data)

(Unaudited)

	Three months ended,		Nine months ended,
	September 30, 2007	September 30, 2006 (Restated)	September 30, 2007	September 30, 2006 (Restated)
REVENUE
Gold sales	$47,752	$35,996	$105,731	$89,607

PRODUCTION EXPENSES
Mining operations	49,577	24,724	99,971	70,816
Depreciation, depletion and amortization	10,443	5,142	23,440	15,946
Accretion of asset retirement obligation (Note 12)	258	190	829	544

Mine operating costs	60,278	30,056	124,240	87,306

Mine operating margin/(loss)	(12,526)	5,940	(18,509)	2,301
OTHER EXPENSES, (GAINS) AND LOSSES
Exploration expense	547	414	1,617	1,004
General and administrative expense	2,623	1,887	9,995	7,040
Abandonment and impairment of mineral properties (Note 6)	1,869	1,849	1,957	1.849
Derivative mark-to-market (gain)/loss (Note 11)	(23)	(1,382)	443	9,346
Foreign exchange (gain)/loss	144	1,118	363	(2,339)
Interest expense	2,018	487	2,870	1,448
Interest and other income	(295)	(372)	(1,560)	(1,833)
Royalty income	—	(186)	—	(4,026)
Loss/(gain) on sale of investments	242	—	(3,301)	(51,234)

Income/(loss) before minority interest	(19,651)	2,125	(30,893)	41,046
Minority interest	904	(515)	1,126	(443)

Net income/(loss) before income tax	(18,747)	1,610	(29,767)	40,603
Income tax (expense)/benefit (Note 18)	6,038	(77)	11,240	(6,663)

Net income/(loss)	$(12,709)	$1,533	$(18,563)	$33,940

OTHER COMPREHENSIVE INCOME
Unrealized loss on available-for-sale investments	(2,405)	—	(2,956)	—

Comprehensive income /(loss)	$(15,114)	$1,533	$(21,519)	$33,940

Deficit, beginning of period	(81,270)	(107,698)	(75,416)	(140,105)

Deficit, end of period	$(93,979)	$(106,165)	$(93,979)	$(106,165)

Net income/(loss) per common share - basic (Note 19)	$(0.054)	$0.007	$(0.082)	$0.164
Net income/(loss) per common share - diluted (Note 19)	$(0.054)	$0.007	$(0.082)	$0.162
Weighted average shares outstanding (millions)	233.2	207.3	227.6	207.4

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)

(Unaudited)

	Three months ended,		Nine months ended,
	September 30, 2007	September 30, 2006 (Restated)	September 30, 2007	September 30, 2006 (Restated)
OPERATING ACTIVITIES:
Net income/(loss)	$(12,709)	$1,533	$(18,563)	$33,940
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,467	5,163	23,513	15,998
Amortization of loan acquisition cost	92	27	254	171
Deferred stripping	—	516	—	1,548
Abandonment and impairment of properties	1,869	1,849	1,957	1,849
Gain/(loss) on sale of investment	242	—	(3,301)	(51,234)
Non-cash employee compensation	270	522	2,492	1,583
Income tax expense/(benefit)	(6,038)	77	(11,204)	6,971
Reclamation expenditures	(244)	(434)	(557)	(957)
Fair value of derivatives	(23)	(1,900)	(350)	3,971
Accretion of convertible debt	180	177	537	529
Accretion of asset retirement obligations	258	190	829	544
Minority interests	(904)	515	(1,126)	443

	(6,540)	8,235	(5,519)	15,356
Changes in assets and liabilities:
Accounts receivable	2,777	1,169	3,119	(1,441)
Inventories	1,806	(5,870)	(8,182)	(16,949)
Deposits	(645)	1,832	(963)	(838)
Accounts payable and accrued liabilities	10,816	2,485	15,312	4,286
Other	177	(528)	631	(334)

Net cash provided by operating activities	8,391	7,323	4,398	80

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(1,735)	(1,543)	(3,753)	(6,340)
Expenditures on mining properties	(13,164)	(4,164)	(21,479)	(11,926)
Expenditures on property, plant and equipment	(9,524)	(7,929)	(18,925)	(10,104)
Expenditures on mine construction in progress	(5,983)	(32,172)	(55,229)	(101,574)
Cash invested in short term investments	—	—	(47,000)	(21,080)
Cash provided by short term investments	22,381	21,080	47,000	21,080
Decrease in restricted cash	2	3,521	62	3,870
Proceeds from sale of investments	(242)	—	3,301	40,535
Investment in long term investments	—	—	(169)	—
Deposits on capital purchases	4,938	(2,291)	(183)	(4,073)
Other	773	(396)	—	(760)

Net cash used in investing activities	(2,554)	(23,894)	(96,375)	(90,372)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	(3)	115	83,833	3,392
Debt repayments (Note 10)	(3,833)	(1,361)	(9,821)	(5,050)
Issuance of debt (Note 10)	2,634	6,978	11,621	12,431
Other	—	—	—	(149)

Net cash provided by/(used in) financing activities	(1,202)	5,732	85,633	10,624

Increase/(decrease) in cash and cash equivalents	4,635	(10,839)	(6,344)	(79,666)
Cash and cash equivalents, beginning of period	16,129	20,882	27,108	89,709

Cash and cash equivalents end of period	$20,764	$10,043	$20,764	$10,043

(See Note 20 for supplemental cash flow information)

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in tables are in thousands of US dollars unless noted otherwise)

(Unaudited)

The consolidated financial statements and the accompanying notes for the periods ended September 30, 2007 and 2006 are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006, as amended on file with Securities and Exchange Commission and with the Canadian securities commissions. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 24 to the consolidated financial statements. The December 31, 2006 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by Cdn GAAP.

In early 2007, errors were discovered related to the computation of ore stockpile and in-process inventory balances and associated “Mining operations” costs as found on the statement of operations. The corrections also impacted the minority interest account and various tax accounts on the balance sheets and in the statement of operations as well as our non-GAAP measures cash and operating costs per ounce and total cash cost per ounce. As a result we restated our interim consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2006. In addition, the US GAAP footnotes in our March 31, June 30 and September 30, 2006 Forms 10-Q were restated to correct errors in accounting for warrants denominated in Cdn dollars. Specifically, these warrants had been treated as equity instruments in our Form 10-Qs but were restated to recognize that these warrants are derivative instruments. In this Form 10-Q, comparative amounts from the three and nine month periods ended September 30, 2006 reflect these restatements.

In management’s opinion, the unaudited consolidated financial statements for the nine months ended September 30, 2007 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements except for the change in accounting policy from January 1, 2007 as discussed in Note 2 below.

All financial amounts are in thousands of US dollars unless noted otherwise.

1. Description of Business

Through our subsidiaries we own a controlling interest in four significant gold properties in southern Ghana in West Africa:

•	The Bogoso/Prestea property, which is comprised of the adjoining Bogoso and Prestea surface mining leases (“Bogoso/Prestea”),

•	The Wassa property (“Wassa”),

•	The Prestea Underground property (“Prestea Underground”), and

•	The Hwini-Butre and Benso concessions (“HBB Properties”).

In addition to these gold properties, we hold various other exploration rights and interests and are actively exploring in a variety of locations in West Africa and South America.

Bogoso/Prestea is owned by our 90% owned subsidiary Golden Star (Bogoso/Prestea) Limited (“GSBPL”) (formerly Bogoso Gold Limited) which was acquired in 1999.

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”) (formerly Wexford Goldfields Limited), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea.

The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. GSBPL owns a 90% operating interest in the Prestea Underground. We are currently reconditioning certain shafts to allow better access to the underground workings. We are also conducting exploration and engineering studies to determine if the underground mine or portions of it can be reactivated on a profitable basis.

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

We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. We hold indirect interests in gold exploration properties in Peru, Argentina and Chile through an equity investment in Minera IRL (formerly known as Goldmin Consolidated Holdings).

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

All financial assets classified as “held-for-trading” or as “available-for-sale”, and derivative financial instruments, are measured at fair value.

Gains and losses associated with financial assets designated as held-for-trading are recorded in the income statement, separate from any interest or dividends earned on these investments. Gains and losses on derivative financial instruments are also recorded in the statement of operations in the period in which they arise. Gains and losses associated with financial assets classified as available-for-sale are separately recorded as unrealized within other comprehensive income until such time the investment is disposed of or incurs a decline in fair value that is on an other-than-temporary basis, at which time any gains or losses are then realized and reclassified as a component of net income.

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

Effective January 1, 2008, the Company will be required to adopt the accounting standards of the Canadian Institute of Chartered Accountants Handbook Section 3031, Inventories; Section 3862, Financial Instruments — Disclosures and Section 3863, Financial Instruments — Presentation (which replaces Section 3861, Financial Instruments — Disclosures and Presentation). These new standards are effective beginning January 1, 2008. We are currently reviewing the implications of adopting this new standard but do not expect them to have a significant impact on the financial statements.

3. Inventories

	As of September 30, 2007	As of December 31, 2006
Stockpiled ore	$13,419	$18,244
In-process	15,133	4,596
Materials and supplies	25,396	22,635

Total	$53,948	$45,475

4. Deposits

Amounts represent cash advances and payments for equipment and materials purchases by GSWL and GSBPL which are not yet delivered on-site.

5. Available-for-sale investments

	As of September 30, 2007		As of December 31, 2006
	Shares	Fair value	Shares	Cost
Minera IRL common shares	5,012,800	$1,827	4,820,000	$1,457
EURO Ressources common shares	1,206,277	1,990	3,009,679	—

Total		$3,817		$1,457

Investment in Minera IRL

We hold an equity interest in Minera IRL, a gold exploration company which operates in South America. During the year ended December 31, 2006, Minera IRL was privately held and we accounted for our investment on the cost basis at $1.5 million. In late March 2007, Minera IRL completed their initial public offering and listed on the Alternative Investment Market in London in early April 2007. Since January 1, 2007 we have accounted for our investment in Minera IRL at fair value as required by CICA 3855 – Financial Instruments (effective for fiscal years beginning after October 1, 2006). The increase in the fair value from January 1, 2007 to September 30, 2007 of $0.4 million was recorded as other comprehensive income.

Investment in EURO Ressources S.A. (“EURO”)

During the year ended December 31, 2006 we sold approximately 22 million shares in EURO, which decreased our holding in EURO from 53% to approximately 6% at December 31, 2006. During the quarter ended March 31, 2007 we sold an additional 1,753,402 EURO shares in a number of public transactions. The sale resulted in net proceeds of $2.8 million to Golden Star yielding a gain of $2.8 million and reduced our holding to approximately 2% of EURO’s outstanding shares.

Since our investment in EURO was diluted to less than 20% in December 2006, we accounted for the investment on the cost basis at zero carrying value at December 31, 2006. The market value of the remaining EURO common shares was $5.7 million at December 31, 2006 based on EURO’s closing share price as of that date. Since January 1, 2007 we have accounted for our investment in EURO at fair value as required by CICA 3855 – Financial Instruments (effective for fiscal years beginning after October 1, 2006). The decrease in the fair value from January 1, 2007 to September 30, 2007 of $0.4 million was recorded as other comprehensive loss.

6. Deferred Exploration and Development Costs

Consolidated property expenditures on our exploration projects for the nine months ended September 30, 2007 were as follows:

	Deferred exploration & development costs as of 12/31/06	Capitalized exploration expenditures	Impairments	Transfer to mining properties	Deferred exploration & development costs as of 9/30/07
AFRICAN PROJECTS
Akropong trend and other Ghana	$833	$408	$(88)	$—	$1,153
Hwini-Butre and Benso—Ghana	142,715	489	—	(143,204)	—
Mano River—Sierra Leone	2,015	1,171	(1,869)	—	1,317
Afema—Ivory Coast	1,512	19	—	—	1,531
Goulagou—Burkina Faso	18,789	342	—	—	19,131
Other Africa	1,082	248	—	—	1,330
SOUTH AMERICAN PROJECTS
Saramacca—Suriname	781	—	—	—	781
Other South America	256	1,565	—	—	1,821

Total	$167,983	$4,242	$(1,957)	$(143,204)	$27,064

7. Property, Plant and Equipment

	As of September 30, 2007			As of December 31, 2006
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment, Net Book Value
Bogoso/Prestea	$264,185	$19,558	$244,627	$57,392	$13,263	$44,129
Prestea Underground	238	—	238	236	—	236
Wassa	54,961	12,869	42,092	55,785	7,618	48,167
Corporate & Other	784	322	462	924	398	526

Total	$320,168	$32,749	$287,419	$114,337	$21,279	$93,058

8. Mining Properties

	As of September 30, 2007			As of December 31, 2006
	Mining Properties at Cost	Accumulated Amortization	Mining Properties, Net Book Value	Mining Properties at Cost	Accumulated Amortization	Mining Properties, Net Book Value
Bogoso/Prestea	$51,995	$33,456	$18,539	$51,868	$33,241	$18,627
Prestea Underground	31,876	—	31,876	28,891	—	28,891
Bogoso Sulfide	48,912	430	48,482	13,352	—	13,352
Mampon	15,856	—	15,856	15,721	—	15,721
Wassa	65,467	21,230	44,237	58,578	11,234	47,344
Hwini-Butre and Benso	144,541	—	144,541	—	—	—
Other	16,684	1,225	15,459	12,839	—	12,839

Total	$375,331	$56,341	$318,990	$181,249	$44,475	$136,774

9. Construction-in-progress

At December 31, 2006, mine construction-in-progress represents costs incurred for the Bogoso sulfide expansion project since the beginning of 2005. Included in the total are costs of development drilling, plant equipment purchases, materials and construction costs, payments to the construction contractors, mining equipment costs, capitalized interest and pre-production stripping costs. The Bogoso sulfide expansion project was placed in commercial service on July 1, 2007 and construction-in-progress costs were reclassified as Property, Plant and Equipment or Mining Property as of September 30, 2007.

10. Debt

	As of September 30, 2007	As of December 31, 2006
Current debt:
Debt facility (Note a)	$7,401	$6,875
Over-draft facility (Note d)	2,634	0
Equipment financing loans (Note b)	8,512	5,674

Total current debt	18,547	12,549
Long term debt:
Debt facility (Note a)	2,500	8,125
Equipment financing loans (Note b)	18,616	17,288
Convertible notes (Note c)	48,585	48,373

Total long term debt	$69,701	$73,786

(a) Debt facility – On October 11, 2006, GSBPL entered into an agreement for a $15.0 million debt facility with two Ghana-based banks. The $15.0 million was drawn down in October and November 2006 and is repayable over a term of 24 months starting 3 months after draw-down at an interest rate of US prime (7.75% at September 30, 2007) plus 1%. Loan fees totaled one percent of the facility amount. The debt is secured by the non-mobile assets of the Bogoso sulfide processing plant and proceeds were used for construction costs of the Bogoso sulfide expansion project. There are no hedging requirements or equity-type incentives required under the facility. A total of $1.0 million of interest on the debt facility has been capitalized to the Bogoso sulfide expansion project. Loan fees totaling approximately $0.3 million were deducted from the liability in arriving at amortized cost and are being amortized using the effective interest rate method. As of December 31, 2006 the unamortized loan fees of $0.2 million were included in other assets. Since January 1, 2007, in accordance with CICA 3855- Financial instruments the unamortized portion of the loan fees are deducted from the value of the notes.

(b) Equipment financing credit facility – We maintain an equipment financing facility between Caterpillar Financial Services Corporation, GSBPL and GSWL, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each drawdown is fixed at the date of the draw–down using the Federal Reserve Bank 2–year or 5–year swap rate or LIBOR plus 2.38%. During the second quarter we increased the equipment financing facility from $25.0 million to $40.0 million and as of September 30, 2007, we have $12.9 million available to draw down in the future. The average interest rate on the outstanding loans is approximately 5.9%.

(c) Convertible notes – We sold $50 million of senior unsecured convertible notes to a private investment fund on April 15, 2005. These notes were issued at par and bear interest at 6.85%. They are convertible at any time at the option of the holder at a conversion price of $4.50 per common share. At the maturity date, April 15, 2009, we have the option to repay the outstanding notes with cash, common shares, or a combination of cash and common shares. For any notes repaid in common shares the number of shares will be determined by dividing the loan balance by an amount equal to 95% of the average price over the 20 trading day period ended five days before the notes are due. Approximately $47.1 million of the note balance was initially classified as a liability and $2.9 million was classified as equity. Periodic accretion will increase the liability to the full $50 million amount due (after adjustments, if any, for converted notes) by the end of the note term. The periodic accretion is included in interest expense. A total of $8.5 million of interest on the convertible notes has been capitalized to the Bogoso sulfide expansion project. Loan fees totaling approximately $0.8 million were capitalized and are being amortized over the term of the notes. As of December 31 2006, the unamortized loan fees of $0.5 million were included in other assets. Since January 1, 2007, in accordance with CICA 3855—Financial Instruments, the unamortized portion of the loan fees are deducted from the value of the notes. Certain covenants of the convertible notes were amended in April of 2007, which did not increase our covenanted borrowing limit but give us more flexibility over the types of borrowing allowed within the covenant limit. See Subsequent Events Note 25 below for additional developments regarding these notes.

(d)	Bank over-draft facility – A one-year over-draft facility expiring June 2008. It carries an interest rate of US prime plus 1%. As of September 30, 2007 the balance is at 2.6 million.

11. Derivatives

EURO Options – During the first quarter of 2007 we renegotiated sections of certain prior agreements with EURO including the timing and amounts of possible future royalty payments and the amount and timing of certain commitments under exploration property earn-ins. In addition, and as part of these renegotiations, we have agreed to make an additional number of our remaining EURO shares available to EURO to deliver against certain options EURO has granted or plans to grant to its directors. This brings the number of our shares in EURO that are subject to option agreements to 540,000.

As a result of this agreement we recorded a derivative liability to recognize the cost of the EURO shares that we may give up in the future to members of EURO’s management who hold the options. At the end of September 2007 the derivative liability was $0.4 million based on the fair value of the outstanding options.

South African Rand Forward Contracts – During the third quarter of 2007 we entered into $5.1 million of contracts to purchase South African Rand (“Rand”). These contracts are to insure known US Dollar costs of purchase contracts stated in Rand. These forward contracts will mature ratably between October 28, 2007 and April 25, 2008 at rates between 6.994 and 7.184 Rand to the US Dollar. As of September 30, 2007, the value of these contracts was $68 thousand.

12. Asset Retirement Obligations

Our Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future closure costs associated with reclamation, demolition and stabilization of our Bogoso/Prestea and Wassa mining and ore processing properties. Included in this liability are the costs of mine and waste-rock dump closure and reclamation, processing plant and infrastructure demolition, tailings stabilization and reclamation and environmental monitoring. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the current ARO provision as incurred.

The changes in the carrying amount of the ARO were as follows:

Balance at December 31, 2006	$19,098
Accretion expense	829
Cost of reclamation work performed	(557)

Balance at September 30, 2007	$19,370
Current portion	$2,217
Long term portion	$17,153

13. Commitments and Contingencies

Our commitments and contingencies include the following items:

Environmental Regulations – Our mining, processing and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. As such we cannot predict the full amount of our future expenditure to comply with these laws and regulations. We conduct our operations to minimize our effect on the environment and believe our operations are in compliance with applicable laws and regulations in all material respects.

Environmental Bonding in Ghana – In 2005, pursuant to a reclamation bonding agreement between the Ghana Environmental Protection Agency (“EPA”) and GSWL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements, we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. In addition, pursuant to a bonding agreement between the EPA and GSBPL we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit. The cash deposits are recorded in Restricted Cash in our balance sheet.

Royalties –

•

Dunkwa Properties: As part of the acquisition of the Dunkwa properties in August 2003, we agreed to pay the seller a net smelter return royalty on future gold production from the Mansiso and Asikuma properties. As per the acquisition agreement, there will be no royalty due on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices at or below $300 per ounce up to 3.5% for gold prices in excess of $400 per ounce.

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

Afema Project – On March 29, 2005 we entered into an agreement with Société d’Etat pour le Development Minier de la Cote d’Ivoire (“SO.DE.MI.”), the Cote d’Ivoire state mining and exploration company, to acquire its 90% interest in the Afema gold property in south–east Cote d’Ivoire. Golden Star has the right to complete the transaction to acquire 100% of SO.DE.MI.’s rights in the Afema property for $1.5 million. If we exercise the option, we would, in addition to the acquisition payment, pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty is indexed to the gold price and ranges from 2% of net smelter returns at gold prices below $300 per ounce to 3.5% of net smelter returns for gold prices exceeding $525 per ounce.

Hwini-Butre – As part of the agreement for the purchase of the HBB properties, Golden Star agreed to pay B.D. Goldfields Ltd $1.0 million upon receipt of all the necessary licenses, permits, approvals and consents required to mine the Hwini-Butre concession. Furthermore, we will pay BD Goldfields an additional $1.0 million if at least one million ounces of gold are produced and recovered in the first five years of production from the area covered by the Hwini-Butre prospecting license.

Obuom – In October 2007, we entered into agreement with AMI Resources Inc. (“AMI”), which gives AMI the right to earn our 54% ownership position in the Obuom property in Ghana. Should AMI eventually obtain full rights to our position on the property and develop a gold mining operation at Obuom, we would receive from AMI a 2% net smelter return royalty on 54% of the property’s gold production.

Goulagou and Rounga – In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone will have the right to acquire our 90% interest in our Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over the next four years, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. In addition, we will receive up to two million shares of Riverstone over the term of the option and will receive two million common share purchase warrants of Riverstone at exercise prices of Cdn$0.30 to Cdn$0.45. We will also retain a production-related net smelter return royalty of up to 2%.

Paul Isnard – In December 2004 we reached agreement with EURO and its subsidiary to acquire rights to EURO’s Paul Isnard property in French Guiana. The December 2004 agreement was amended in March 2007. The agreement, as amended, requires us to, among other things, prepare a feasibility study on the Paul Isnard property and spend at least €1.2 million, inclusive of expenditures made previously, on the property by November 21, 2007 as required by the French government authorities which granted the Paul Isnard prospecting permit to EURO. The feasibility study is now underway and we plan to spend approximately $3.7 million at Paul Isnard over the next 24 months on geophysics, geology, drilling and engineering studies to fulfill our commitment. In addition, we have agreed to pay a royalty to EURO on all future gold production, if any, from the Paul Isnard property up to 5.0 million ounces. Gold production in excess of 5.0 million ounces will not be subject to the royalty. The royalty varies from ten percent (10%) of the difference between the market price of gold per ounce and $400, for all gold sales up to 2.0 million ounces and five percent (5%) of the same for gold sales between 2.0 million and 5.0 million ounces. Furthermore, we have agreed, subject to completion of a positive feasibility study, to pay an annual $1.0 million advance royalty to EURO beginning September 2010 and continuing until such time as the Paul Isnard property begins mining and selling gold. The total advanced royalty payments will be deducted from royalties payable during the production period on the first 2.0 million ounces.

Amendment of Convertible Notes – On October 23, 2007, we entered into amendment agreements with the holders of our outstanding $50 million aggregate principal amount 6.85% senior convertible notes due April 15, 2009. The agreements provide for the amendment of the notes to require the early redemption of all of the notes by us for an aggregate of $61.76 million together with all accrued and unpaid interest thereon. Our redemption obligation is conditional on the completion of an issuance and sale of securities for proceeds sufficient to redeem all of the notes. The amendments to the notes will become effective upon the announcement of definitive terms of the proposed offering of up to $125 million in Convertible Senior Unsecured Debentures, discussed below.

EURO Rights Offering – In September 2007, agreement was reached with EURO which committed us to participate in EURO’s rights offering scheduled in November 2007. Under this agreement, we agreed to subscribe for and purchase up to an aggregate of $5,000,000 in EURO common shares in the rights offering to the extent that such shares are not otherwise purchased by EURO’s shareholders. In addition, we agreed to exercise our rights to purchase EURO shares attaching to the shares of EURO presently owned by us, which would require payment of approximately $0.2 million.

The rights offering circular for EURO’s rights offering states that the use of proceeds will include: 1.) settlement of outstanding indebtedness to Golden Star Resources and 2.) settlement of contingent payment obligations to Golden Star. We expect these transactions to close in 2008.

Bogoso Power Plant – In August 2007 we entered into an agreement with Genser Power Ghana Ltd (“Genser”) under which Genser will construct, operate and maintain a 20 megawatt rated power plant at our Bogoso plant site. We have agreed to purchase electric power from Genser’s plant per the following formula: in months where our average monthly demand is equal to or less than 10 megawatts, we will pay Genser $295,200 per month plus the cost of fuel regardless of the amount of power used. In months where our average monthly demand exceeds 10 megawatts, we will pay Genser $0.030/kilowatt hour for amounts in excess of 10 megawatts plus fuel costs.

We have agreed to provide Genser with a letter of credit. The amount will be $2.0 million initially and will increase each month after initiation of construction reaching a maximum of approximately $7.0 million in the seventh month. The letter of credit will then become progressively smaller over the subsequent months until it reaches nil at the end of the 30 months following the initiation of construction. At any point in the first 30 months we can terminate the contract by making a payment to Genser equal to the remaining balance on the letter of credit. If such payment is made, Genser will return the letter of credit and the title to the power plant will be transferred to us. If the contract is terminated after 30 months, title to the plant will transfer to us for no consideration.

Litigation – As reported in 2006, most of our holdings of EURO shares were liquidated in a series of public and private sales transaction. One group of purchasers has failed to deliver contingent consideration due to us upon their subsequent resale of the shares purchased from us. Following negotiations in August and September we have filed suit asking for the approximately $1.5 million owed to us per the agreement that governed this sale. We are also engaged in routine litigation incidental to our business. No other material legal proceedings other than the one disclosed above, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of non–compliance with environmental laws and regulations.

14. Share Capital

Changes in share capital during the nine months ended September 30, 2007 were:

	Shares	Amount
Balance as of December 31, 2006	207,891,358	$524,619
Common shares issued:
Equity offering (net)	24,150,000	82,329
Option exercises	1,067,500	1,334
Warrants exercised	62,783	254
Bonus shares and other	50,683	175

Balance as of September 30, 2007	233,222,324	$608,711

Ghana Share Listing – Efforts are underway to achieve listing of our common shares on the Ghana Stock Exchange in Accra before the end of 2007. It is expected that the Ghana listing will be supported by the sale of between $5 and $10 million of Golden Star common shares to investors in Ghana, subject to applicable regulatory approval. We intend to take appropriate steps to ensure that all shares issued in Ghana will be immediately and freely tradable on the Toronto Stock Exchange and the American Stock Exchange as well as on the Ghana Stock Exchange.

15. Warrants

On February 14, 2007, 8,401,031 share purchase warrants expired unexercised. They were issued in conjunction with an equity offering in 2003 at a strike price of Cdn$4.60. As of September 30, 2007, we have 3,224,520 warrants outstanding which were issued as part of the St. Jude acquisition in December 2005. These warrants expire on November 20, 2008 and have a strike price of Cdn$4.17.

16. Stock Based Compensation

Stock Options – We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “Plan”), and options are granted under this plan from time to time at the discretion of the Compensation Committee. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock. Under the Plan, we reserved an aggregate of 15,000,000 shares of common stock for issuance pursuant to the exercise of options of which 4,558,796 are available for grant at September 30, 2007. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the fair market value of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Compensation Committee.

In addition to options issued under the Plan, 2,533,176 options were issued to various employees of St. Jude in exchange for St. Jude options in late 2005 of which 720,000 remain unexercised as of September 30, 2007. All of the remaining unexercised options held by St. Jude employees are vested. All figures shown below include the options issued to St. Jude employees.

Non-cash employee compensation expense recognized in the statements of operations with respect to the Plan are as follows:

	Nine months ended September 30,
	2007	2006
Total cost during the period	$2,317	$1,568

We granted 1,141,023 and 850,650 options during the nine months ended September 30, 2007 and 2006, respectively. The Company recognized $2.3 million and $1.6 million of non-cash compensation expense in the nine months ended September 30, 2007 and 2006, respectively. We do not receive a tax deduction for the issuance of options. As a result we did not recognize any income tax benefit related to the stock compensation expense during the nine months ended September 30, 2007 and 2006.

The fair value of options granted during the first nine months of 2007 and 2006 were estimated at the grant dates using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Nine months ended September 30,
	2007	2006
Expected volatility	48.68% to 67.13%	63.7% to 103.4%
Risk-free interest rate	3.92% to 4.58%	4.00% to 4.09%
Expected lives	4 to 7 years	4 to 7 years
Dividend yield	0%	0%

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

A summary of option activity under the Plan as of September 30, 2007 and changes during the nine months then ended is presented below:

	Options (000’)	Weighted- Average Exercise price (Cdn$)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Cdn$000)
Outstanding as of December 31, 2006	6,556	2.98	5.70	$3,583
Granted	1,141	3.97	9.42	—
Exercised	(1,068)	1.38	—	3,766
Forfeited	(53)	3.95

Outstanding as of September 30, 2007	6,576	3.41	6.00	$6,529

Stock Bonus Plan - In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock of which 542,261 common shares had been issued as of September 30, 2007. During the nine months ended September 30, 2007 and 2006 we issued 50,863 and 4,000 common shares, respectively, to employees under the Bonus Plan. The cost of the shares grants was $0.2 million and nil in 2007 and 2006, respectively.

17. Accumulated other comprehensive income

Balance at December 31, 2006	$—
Transition adjustment on change in accounting policy on January 1, 2007	8,479
Realized gain from the partial sale of investment in EURO	(3,331)
Unrealized loss on available-for-sale investments	(2,956)

Balance at September 30, 2007	$2,192

18. Income Taxes

Income tax benefit attributable to net income before income taxes consists of:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Current
Canada	$—	$—	$—	$(4,926)
Foreign	—	—	—	—
Future
Canada	—	61	—	3,179
Foreign	6,038	(138)	11,240	(4,916)

Total	$6,038	$(77)	$11,240	$(6,663)

The future tax benefit recorded in the quarter and nine months ended September 30, 2007 relates primarily to operational losses incurred at Bogoso/Prestea. Golden Star records a valuation allowance against any portion of its remaining future income tax assets that it believes will, more likely than not, fail to be realized.

19. Earnings per Common Share

The following table provides a reconciliation between basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income/(loss)	$(12,709)	$1,533	$(18,563)	$33,940
Weighted average number of common shares (millions)	233.3	207.3	227.6	207.4
Dilutive securities:
Options	1.5	1.9	1.8	2.0
Convertible notes	—	—	—	—
Warrants	—	—	—	—

Weighted average number of diluted shares	234.8	209.2	229.4	209.4
Basic earnings/(loss) per share	$(0.054)	$0.007	$(0.082)	$0.164
Diluted earnings/(loss) per share	$(0.054)	$0.007	$(0.082)	$0.162

20. Supplemental Cash Flow Information

No cash income taxes were paid during the nine months ended September 30, 2007 and 2006. Cash paid for interest was $4.5 million and $2.9 million for the nine months ended September 30, 2007 and 2006, respectively. A total of $98,000 and $53,000 of depreciation was included in general and administrative costs, or was capitalized into projects, for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 we made a $0.3 million non-cash depreciation adjustment to Stockpile ore and In-process inventory.

21. Operations by Segment and Geographic Area

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location. The corporate entity is incorporated in Canada and located in the United States.

	Africa			South America	Corporate	Total
As of and for the three months ended September 30,	Bogoso/ Prestea	Wassa	Other
2007
Gold sales	$27,625	$20,128	$—	$—	$—	$47,752
Net income/(loss)	(7,227)	424	(2,302)	(166)	(3,438)	(12,709)
Total assets	446,962	108,666	169,161	9,359	11,161	745,309
2006
Gold sales	$21,478	$14,518	$—	$—	$—	$35,996
Net income/(loss)	5,510	321	(204)	(164)	(3,930)	1,533
Total assets	289,551	107,028	196,184	7,849	3,812	604,424

	Africa			South America	Corporate	Total
As of and for the nine months ended September 30,	Bogoso/ Prestea	Wassa	Other
2007
Gold sales	$48,475	$57,256	$—	$—	$—	$105,731
Net income/(loss)	(8,865)	67	(2,859)	(420)	(6,450)	(18,563)
Total assets	446,962	108,666	169,161	9,359	11,161	745,309
2006
Gold sales	$47,816	$41,791	$—	$—	$—	$89,607
Net income/(loss)	5,327	(1,930)	2,820	(3,936)	31,659	33,940
Total assets	289,551	107,028	196,184	7,849	3,812	604,424

22. Related Parties

We obtained legal services from a legal firm to which our Chairman of the Board is of counsel. The total value of all services purchased from this law firm during the first nine months of 2007 was $0.7 million. Our Chairman did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.

23. Financial Instruments

Fair Value - Our financial instruments are comprised of cash, short term investments, accounts receivable, restricted cash, accounts payable, accrued liabilities, accrued wages, payroll taxes, derivatives and debt. The fair value of cash and short term investments, derivatives, accounts receivable, accounts payable, accrued liabilities and accrued wages, payroll taxes and current debt equals their carrying value due to the short term nature of these items. The fair value of restricted cash is equal to the carrying value as the cash is invested in short term, high-quality instruments. Management also estimates that the fair value of the non-current portion of the debt facility and the equipment financing facility approximates their carrying value. The fair value of the convertible notes is estimated to be $61.8 million, or $11.8 million greater than its $50.0 million face amount. Fair value of the conversion factor is responsible for the increase in the value.

24. Generally Accepted Accounting Principles in the United States

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.

(a) Consolidated Balance Sheets in US GAAP

	As of September 30, 2007	As of December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$20,764	$27,108
Accounts receivable	5,701	8,820
Inventories	53,948	45,475
Future tax assets	809	—
Deposits	8,819	7,673
Other current assets	895	1,458

Total current assets	90,936	90,534
Restricted cash	1,519	1,581
Available-for-sale and long term investments	3,817	5,718
Deferred exploration and development costs (Notes d1)	—	—
Property, plant and equipment (Note d1, d2 and d3)	286,705	92,345
Mine construction in progress	—	165,155
Mining properties (Notes d2)	279,716	243,532
Future tax asset (Note d7)	28,044	6,657
Other assets	1	573

Total assets	$690,738	$606,095

LIABILITIES
Current liabilities	$77,989	$62,276
Long term debt (Note d4)	70,792	75,414
Asset retirement obligations (long term portion)	17,153	16,034
Future tax liability (Note d7)	42,115	42,154
Fair value of long term derivatives (Note d5)	2,981	2,897

Total liabilities	211,030	198,775
Minority interest	1,772	2,902
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Share capital (Note d6)	608,345	524,239
Contributed surplus (Notes d5 and d6)	11,281	9,048
Accumulated comprehensive income and other (Note d8)	4,965	7,034
Deficit	(146,655)	(135,903)

Total shareholders’ equity	477,936	404,418

Total liabilities and shareholders’ equity	$690,738	$606,095

(b) Consolidated Statements of Operations under US GAAP

	Three months ended September 30		Nine months ended September 30
	2007	2006 (Restated)	2007	2006 (Restated)
Net income/(loss) under Cdn GAAP	$(12,709)	$1,533	$(18,563)	$33,940
Deferred exploration expenditures expensed per US GAAP (Note d1 and d2)	(2,880)	(475)	(7,517)	(8,308)
Depreciation and amortization differences – Wassa (Note d3)	(170)	(314)	999	1,423
Derivative gain/(loss) (Note d5)	483	2,572	(98)	2,448
Write-off of deferred exploration properties (Note d3)	1,869	—	1,957	—
Other (Notes d4)	(6)	(524)	(13)	(19)

Net income/(loss) before minority interest under US GAAP	(13,413)	2,792	(23,235)	29,484
Minority interest, as adjusted	2	(82)	2	(144)

Net income/(loss) before income tax under US GAAP	(13,415)	2,710	(23,233)	29,340
Income tax benefit, as adjusted (Note d7)	305	—	12,481	—

Net income under US GAAP	(13,110)	2,710	(10,752)	29,340
Other comprehensive income – gain on marketable securities (Note d8)	(2,405)	—	(2,070)	—

Comprehensive income/(loss) under US GAAP	(15,515)	2,710	(12,822)	29,340

Basic net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$(0.056)	$0.013	$(0.048)	$0.141
Diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$(0.056)	$0.013	$(0.048)	$0.140

(c) Consolidated Statements of Cash Flows under US GAAP

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Cash provided by/(used in):
Operating activities	$5,511	$1,269	$(3,119)	$(12,138)
Investing activities	326	(17,840)	(88,858)	(78,152)
Financing activities	(1,202)	5,732	85,633	10,624

Increase/(decrease) in cash and cash equivalents	4,635	(10,839)	(6,344)	(79,666)
Cash and cash equivalent beginning of period	16,129	20,882	27,108	89,709

Cash and cash equivalents end of period	$20,764	$10,043	$20,764	$10,043

(d)	Notes:

(1)	Under US GAAP, exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(2)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(3)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it is available for regular and sustained use. Under Cdn GAAP, new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity.

(4)	For US GAAP purposes, the $50.0 million of convertible notes issued (net of loan fees) in the second quarter of 2005 was classified as a liability. Under Cdn GAAP, the fair value of the conversion feature is classified as equity and the balance is classified as a liability. Under Cdn GAAP, the liability portion is accreted each period in amounts which will increase the liability to its full amount as of the maturity date and the accretion is recorded as interest expense.

(5)	Under US GAAP the fair value of warrants denominated in currencies other than the company’s functional currency are treated as a derivative liability. The derivative liability of such warrants is market to market at the end of each period and the change in fair value is recorded in the statement of operations. Under Cdn GAAP the issue-date fair values of all warrants is treated as a component of shareholders’ equity and are recorded as contributed surplus and are not subsequently marked to their fair value. The comparative prior periods in this US GAAP footnote have been restated to take effect of the differences between Cdn and US GAAP.

(6)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP) - under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP.

(7)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine developments cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 1 and 2 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP. As of September 30, 2007 we released the incremental valuation allowance for US GAAP purposes. We believe that it is more likely than not that we will be able to utilize the additional deferred tax assets under US GAAP, because we believe that the Bogoso sulfide processing plant will operate at levels that will generate future taxable income.

(8)	US GAAP recognized accumulated comprehensive income prior to 2007. Cdn GAAP recognized accumulated comprehensive income only from January 1, 2007.

(9)	In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. During the quarter we have reviewed the tax positions taken in each of our tax jurisdictions and did not identify any uncertain tax positions that would require disclosure under FIN 48.

(10)	In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). The FSP specifies the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be recognized and measured separately in accordance with FASB SFAS No. 5, “Accounting for Contingencies” and related literature. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration. The FSP applies immediately to registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. Whereas, for registration payment arrangements and the financial instruments subject to those arrangements entered into prior to its issuance, the FSP applies to our financial statements for the fiscal year beginning in 2007. We adopted the provisions of FSP EITF 00-19-2 beginning in January 2007 with no impact on our Consolidated Financial Statements.

(11)	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have an impact on our financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes that we elect for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe the adoption of SFAS No. 159 will have an impact on our financial position, cash flows or results of operations.

25. Subsequent events

Goulagou/Rounga – In mid-October 2007 we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone will have the right to acquire our 90% interest in our Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over the next four years, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. In addition, we will receive up to two million shares of Riverstone over the term of the option and will receive two million common share purchase warrants of Riverstone at exercise prices of Cdn$0.30 to Cdn$0.45. We will also retain a production-related net smelter return royalty of up to 2%. The Goulagou and Rounga properties were acquired through our December 2005 merger with St. Jude Resources Limited.

A local Burkina Faso partner owns a 10% participating interest. Upon the granting of a mining permit, the Government of Burkina Faso will receive a statutory 10% carried interest.

EURO Rights Offering – In September 2007, agreement was reached with EURO which committed us to participate in EURO’s rights offering scheduled in November 2007. Under this agreement, we agreed to subscribe for and purchase up to an aggregate of $5,000,000 in EURO common shares in the rights offering, to the extent that such shares are not otherwise purchased by EURO’s shareholders. In addition, Golden Star agreed to exercise all rights to purchase EURO shares attaching to the shares of EURO presently owned by it, which would require payment of approximately $0.2 million.

The rights offering circular for EURO’s rights offering states that the use of proceeds will include: 1.) settlement of outstanding indebtedness to Golden Star Resources and 2.) settlement of contingent payment obligations to Golden Star. We expect these transactions to close in 2008.

Amendment of Convertible Notes – On October 23, 2007, we entered into amendment agreements with the holders of our outstanding $50 million aggregate principal amount 6.85% senior convertible notes due April 15, 2009. The agreements amend the notes to require the early redemption of all of the notes by us for an aggregate of $61.76 million together with all accrued and unpaid interest thereon. Our redemption obligation is conditional on the completion of an issuance and sale of securities for proceeds sufficient to redeem all of the notes, such as the proposed offering of up to $125 million in Convertible Senior Unsecured Debentures, discussed below.

Announcement of Proposed Offering – On October 23, 2007, we announced a proposed offering of an aggregate principal amount of up to $125 million of 4.0% Convertible Senior Unsecured Debentures due November 30, 2012. The sale of the debentures is expected to close on or about November 8, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 24 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to November 6, 2007. All financial amounts are in thousands of US dollars unless stated otherwise.

RESTATED PRIOR PERIOD BALANCES

Computational errors in determining the value of ore stockpiles during 2006 were discovered at the end of 2006. As a result the first, second and third quarters of 2006 have been restated to correct these errors.

OUR BUSINESS

Through our subsidiaries we own a controlling interest in four significant gold properties in southern Ghana, West Africa:

•	Bogoso/Prestea property, which is comprised of the adjoining Bogoso and Prestea surface mining leases (“Bogoso/Prestea”),

•	Wassa property (“Wassa”),

•	Prestea Underground property (“Prestea Underground”), and

•	Hwini-Butre and Benso concessions (“HBB Properties”).

In addition to these gold properties, we hold various other exploration rights and interests and are actively exploring in a variety of locations in West Africa and South America.

Bogoso/Prestea is owned by our 90% owned subsidiary Golden Star (Bogoso/Prestea) Limited (“GSBPL”) (formerly Bogoso Gold Limited) which was acquired in 1999. Bogoso/Prestea has produced and sold 72,149 ounces of gold in the first nine months of 2007.

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”) (formerly Wexford Goldfields Limited), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Wassa has produced and sold 86,114 ounces of gold in the first nine months of 2007.

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

Through our 100% owned subsidiary, St. Jude Resources Ltd. (“St. Jude”), we own the HBB Properties in southwest Ghana. The HBB Properties consist of the Hwini-Butre and Benso concessions, which together cover an area of 201 square kilometers. Combined, both concessions contain Mineral Reserves totaling 577,000 ounces of contained gold. In April 2007, we completed a feasibility study for the development and mining of HBB Properties for processing at Wassa and development activities are currently being initiated. The Hwini-Butre and Benso concessions are located approximately 70 and 40 kilometers south of Wassa, respectively.

We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. We hold indirect interests in gold exploration properties in Peru, Argentina and Chile through an equity investment in Minera IRL (formerly known as Goldmin Consolidated Holdings). In November 2005, we entered into a joint venture with a subsidiary of Newmont Mining Corporation pursuant to which Newmont may earn up to a 51% participating interest in our Saramacca property in Suriname by spending $6 million by the fifth anniversary of the agreement (November 2011).

Our administrative offices are located in Littleton, Colorado, USA and we maintain a regional corporate office in Accra, Ghana.

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

The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce.”

Derivation of Cost per Ounce Measures

	For the nine months ended September 30, 2007
	Wassa	Bogoso/Prestea	Combined
Mining operations	$42,284	$57,687	$99,971
Mining related depreciation and amortization	13,875	9,565	23,440
Accretion of asset retirement obligations	253	576	829

Mine operating costs	$56,412	$67,828	$124,240
Ounces sold	86,114	72,149	158,263
Derivation of cost per ounce:
Total operating costs - GAAP ($/oz)	$655	$940	$785
Less depreciation and amortization ($/oz)	161	133	148
Less accretion of asset retirement obligations ($/oz)	3	8	5

Total cash cost ($/oz)	491	799	632
Less royalties and production taxes ($/oz)	20	20	20

Cash operating cost per ounce ($/oz)	$471	$779	$612

	For the nine months ended September 30, 2006
	Wassa	Bogoso/Prestea	Combined
		Restated	Restated
Mining operations	$34,406	$36,410	$70,816
Mining related depreciation and amortization	8,539	7,407	15,946
Accretion of asset retirement obligations	160	384	544

Mine operating costs	$43,105	$44,201	$87,306
Ounces sold	69,262	78,739	148,001
Derivation of cost per ounce:
Total operating costs - GAAP ($/oz)	$622	$561	$590
Less depreciation and amortization ($/oz)	123	94	108
Less accretion of asset retirement obligations ($/oz)	2	5	4

Total cash cost ($/oz)	497	462	478
Less royalties and production taxes ($/oz)	18	18	17

Cash operating cost per ounce ($/oz)	$479	$444	$461

	For the three months ended September 30, 2007
	Wassa	Bogoso/Prestea	Combined
Mining operations	$14,613	$34,964	$49,577
Mining related depreciation and amortization	4,761	5,682	10,443
Accretion of asset retirement obligations	83	175	258

Mine operating costs	$19,457	$40,821	$60,278
Ounces sold	29,626	40,518	70,144
Derivation of cost per ounce:
Total operating costs - GAAP ($/oz)	$657	$1,007	$859
Less depreciation and amortization ($/oz)	161	140	149
Less accretion of asset retirement obligations ($/oz)	3	4	4

Total cash cost ($/oz)	493	863	707
Less royalties and production taxes ($/oz)	20	20	20

Cash operating cost per ounce ($/oz)	$473	$843	$687

	For the three months ended September 30, 2006
	Wassa	Bogoso/Prestea	Combined
		Restated	Restated
Mining operations	$11,225	$13,499	$24,724
Mining related depreciation and amortization	2,764	2,378	5,142
Accretion of asset retirement obligations	58	132	190

Mine operating costs	$14,047	$16,009	$30,056
Ounces sold	23,244	34,611	57,855
Derivation of cost per ounce:
Total operating costs - GAAP ($/oz)	$604	$463	$520
Less depreciation and amortization ($/oz)	119	69	89
Less accretion of asset retirement obligations ($/oz)	2	4	3

Total cash cost ($/oz)	483	390	428
Less royalties and production taxes ($/oz)	19	18	18

Cash operating cost per ounce ($/oz)	$464	$372	$410

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

Ownership - All figures and amounts in this Item 2 are shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. The Government of Ghana would receive 10% of the dividends distributed from the subsidiaries owning the Bogoso/Prestea and Wassa mines once all debts have been prepaid to the parent companies.

BUSINESS STRATEGY AND DEVELOPMENT

Since 1999, our business and development strategy has been focused primarily on the acquisition of producing and development-stage gold properties in Ghana and on the exploration, development and operation of these properties. Since 1999, our exploration efforts have been focused on Ghana, other West African countries and South America.

In line with our business strategy, we acquired Bogoso in 1999 and have operated a carbon-in-leach (“CIL”) processing plant since that time to process oxide and other non-refractory ores (“Bogoso oxide processing plant”). In 2001, we acquired Prestea and mined surface deposits at Prestea from late 2001 to late 2006. In late 2002, we acquired Wassa, and following completion of a feasibility study, constructed a new CIL processing plant at Wassa which began commercial operation in April 2005.

In 2005, we initiated the construction and development of a new nominal 3.5 million tonnes per annum processing facility at Bogoso/Prestea that uses proprietary BIOX® bio-oxidation technology to treat refractory sulfide ore (“Bogoso sulfide processing plant”). This facility was placed in commercial service on July 1, 2007. The new Bogoso sulfide processing plant achieved design through-put rates by the end of the third quarter of 2007, although gold recovery and gold output were lower than expected. We expect to be at or near design recovery rates by the end of the fourth quarter. Achievement of these targets is subject to numerous risks. See the discussion of Risk Factors in Item 1A of our December 31, 2006 Form 10-K, as amended.

In late 2005, we acquired the HBB Properties. During 2006, we carried out geological, environmental and engineering studies to determine the economic feasibility of developing these gold properties. The HBB feasibility study was completed in April 2007, and development activities are now underway. We expect to begin mining at the HBB Properties in the third quarter of 2008, with the ore being transported to Wassa for processing.

Our overall objective since 1999 has been to grow our business to become a mid-tier gold producer with an annualized production rate of approximately 500,000 ounces. We anticipate reaching this production rate by the end of the fourth quarter of 2007. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.

In addition to our gold mining and development activities, we are actively exploring for gold in West Africa and South America, investing approximately $15.3 million on such activities during 2006 and $9.0 million in the first nine months of 2007. We are actively conducting regional reconnaissance projects in Ghana, Cote d’Ivoire and Sierra Leone and have drilled more advanced targets in Ghana, Niger and Burkina Faso. We are also evaluating a property in French Guiana and participating in a joint venture in Suriname.

SIGNIFICANT TRENDS AND EVENTS DURING THE FIRST NINE MONTHS OF 2007

Power Restrictions in Ghana

Above-normal rainfall in recent months has raised water levels at the Akosombo reservoir in central Ghana, which has in turn facilitated an increase in power production at the Akosombo hydroelectric plant. In response to this development, the Ghana power authority announced on October 1, that it had suspended all power rationing in Ghana. We have stopped generating power at our Wassa facility and are currently relying on the Ghana national grid for all our needs.

In response to the power shortages of the past 18 months, we, along with three other gold mining companies operating in Ghana, organized a consortium which has purchased and constructed a nominal 100 megawatt power station in Ghana. The new power plant is expected to reliably and continuously generate 80 megawatts. Our share of output from this power station is expected to be approximately 20 megawatts, which will be sufficient to provide up to 50% of our total power requirements, including those of the Bogoso sulfide processing plant.

The total cost to acquire and construct this power station is expected to be approximately $44 million, of which we committed to fund 25%. Construction is now complete and the plant has been commissioned. Negotiations are underway to transfer ownership of the plant to the Ghana power authority which would operate the plant and distribute its power to the national grid. In periods of rationing, the four consortium companies will have the right to take 80 megawatts from the national grid in excess of limits set by any future rationing programs.

Separately, we have entered into a take-or-pay agreement to purchase a minimum of 10 megawatts of power from a power provider who will construct operate and maintain a 20 megawatt power station at the Bogoso plant site as discussed in more detail below. It is expected that construction will begin on this power station in November with completion scheduled in the first quarter of 2008. The plant can be fueled with diesel, residual fuel oil or heavy fuel oil.

While there is currently no power rationing in Ghana, if rationing was to re-occur in the future, we expect that power from the new consortium plant, from our on-site diesel generators at Wassa, from the new plant to be constructed at Bogoso and our rationed share of the national grid power would be adequate to meet our total future power requirements.

Gold Prices

Gold prices have generally trended upward during the last five years, from a low of just under $260 per ounce in early 2001 to a high of $806 per ounce in early November 2007. Much of the price increase during this period appears to be related to the fall in the value of the US dollar against other major foreign currencies. The realized gold price for our shipments during the first nine months of 2007 averaged $668 per ounce, as compared to $605 per ounce in the same period of 2006.

Bogoso Sulfide Expansion Project

While the new Bogoso sulfide processing plant achieved design through-put of 400 tonnes per hour by the end of the third quarter, gold output was lower than expected. Design problems in the sulfide flotation section of the new plant was the major factor contributing to the lower than expected gold production. All other sections of the new plant are now operating within design parameters. Crushing, grinding, conditioning, bio-oxidation, neutralization, CIL and elution have now demonstrated design capability, and the bio-oxidation circuit is achieving expected sulfide oxidation. Overall availability of the grinding circuit was 69% for the third quarter and exhibited an increasing trend. Several issues which negatively affected mill availability have been resolved during the third quarter and we expect the mill to operate at an availability of about 88% in the fourth quarter. Gold recovery at the sulfide processing plant’s CIL circuit regularly exceeded 85% in the quarter.

Mechanical modifications were made to the sulfide flotation circuit in late September that increased gold recovery. Additional modifications are underway which should further contribute to the efficiency of the flotation process. Sulfide flotation is a mature technology which has been widely used in the mining industry for over 50 years. As such we believe that the flotation problems are manageable and we expect that they will be resolved over time.

Pampe and Prestea South

The new Pampe pit delivered approximately 79,400 tonnes per month of oxide ore to the Bogoso oxide processing plant during the third quarter at an average grade of 2.66 g/t. We expect Pampe to produce at an average rate of 2,000 tonnes per day at an average grade of 2.8 g/t during the remainder of 2007, with all of the production shipped to the Bogoso oxide processing plant.

Over the next year, we expect to permit several oxide open pits, collectively known as the Prestea South project, on the southern portion of our Prestea property. An environmental impact statement (“EIS”) has been submitted to the EPA and public consultations have been completed. Subject to the receipt of comments on the EIS from the EPA, ongoing public consultation and the timely receipt of all permits, we expect to commence development of Prestea South in 2008 with mining to commence in the third quarter of 2008. The Prestea South oxide ore will be transported to our Bogoso plant site and processed through the Bogoso oxide processing plant.

Equity Offering

On March 1, 2007, we sold 21 million common shares at a price of $3.60 per share resulting in $75.6 million in gross proceeds. Net proceeds were $72.2 million after deducting underwriting commissions but before deducting offering expenses. On March 9, 2007, the underwriters exercised their option to purchase an additional 3.15 million common shares for additional gross proceeds of $11.3 million. After deducting the underwriter’s commission, net proceeds from the additional shares were $10.8 million. We have used or are using the proceeds to purchase an interest in an electric power station in Ghana, for completion and start-up of the Bogoso sulfide expansion project, development of the HBB Properties, and for general corporate and working capital purposes.

Warrants

On February 14, 2007, 8.4 million share purchase warrants expired unexercised. These warrants were originally issued in 2003 in conjunction with an equity offering at a strike price of Cdn$4.60.

Management Changes

On August 1, 2007, Peter Bradford, President and Chief Executive Officer of Golden Star, notified the Company of his intent to resign from his position as an officer and director of the Company, effective on December 31, 2007 or at such other date as the parties agree following the appointment of a successor. A search for a new CEO is underway.

Additionally, Mr. Colin Belshaw, formerly Golden Star’s Vice President of Operations, assumed responsibility as General Manager at Bogoso/Prestea. Mr. Mitch Wasel, formerly our Exploration Manager – Africa, has been promoted to serve as Vice President of Exploration, effective September 1, 2007 replacing Mr. Douglas Jones who resigned as Vice President of Exploration on August 31, 2007.

Ghana Stock Exchange Listing and Share Offering

Efforts were initiated in the third quarter to list our common shares on the Ghana Stock Exchange in Accra, Ghana to support the further growth of the Ghana Stock Exchange and to allow our employees and stakeholders in Ghana an opportunity to invest in Golden Star. It is expected that the listing in Ghana will be supported by the issuance of between $5 and $10 million of Golden Star common shares to investors in Ghana, subject to applicable regulatory approval. We intend to take appropriate steps to ensure that all shares issued in Ghana will be immediately and freely tradable on the Toronto Stock Exchange and the American Stock Exchange as well as on the Ghana Stock Exchange.

Paul Isnard – In December 2004 we reached agreement with EURO to acquire rights to EURO’s Paul Isnard property in French Guiana. The December 2004 agreement was amended in March 2007. The agreement, as amended, requires us to, among other things, prepare a feasibility study on the Paul Isnard property and spend at least €1.2 million, inclusive of expenditures made previously, on the property by November 21, 2007 as required by the French government authorities which granted the Paul Isnard prospecting permit to EURO. The feasibility study is now underway and we plan to spend approximately $3.7 million at Paul Isnard over the next 24 months on geophysics, geology, drilling and engineering studies to fulfill our commitment. In addition, we have agreed to pay a royalty to EURO on all future gold production, if any, from the Paul Isnard property up to 5.0 million ounces. Gold production in excess of 5.0 million ounces will not be subject to the royalty. The royalty varies from ten percent (10%) of the difference between the market price of gold per ounce and $400, for all gold sales up to 2.0 million ounces and five percent (5%) of the same for gold sales between 2.0 million and 5.0 million ounces. Furthermore, we have agreed, subject to completion of a positive feasibility study, to pay an annual $1.0 million advance royalty to EURO beginning September 2010 and continuing until such time as the Paul Isnard property begins mining and selling gold. The total advanced royalty payments will be deducted from royalties payable during the production period on the first 2.0 million ounces.

Bogoso Power Plant – In August 2007 we entered into an agreement with Genser Power Ghana Ltd (“Genser”) under which Genser will construct, operate and maintain a 20 megawatt rated power plant at our Bogoso plant site. We have agreed to purchase electric power from Genser’s plant per the following formula: in months where our average monthly demand is equal to or less than 10 megawatts, we will pay Genser $295,200 per month plus the cost of fuel regardless of the amount of power used. In months where our average monthly demand exceeds 10 megawatts, we will pay Genser $0.030/kilowatt hour for amounts in excess of 10 megawatts plus fuel costs.

We have agreed to provide Genser with a letter of credit. The amount will be $2.0 million and will increase each month after initiation of construction reaching a maximum of approximately $7.0 million in the seventh month. The letter of credit will then become progressively smaller over the subsequent months until it reaches nil at the end of the 30 months following the initiation of construction. At any point in the first 30 months we can terminate the contract by making a payment to Genser equal to the remaining balance on the letter of credit. If such payment is made, Genser will release the letter of credit and the title to the power plant will be transferred to us. If the contract is terminated after 30 months, title to the plant will transfer to us for no consideration.

See the Subsequent Events Section below for other recent developments.

CONSOLIDATED RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to three months ended September 30, 2006

During the three months ended September 30, 2007, we incurred a net loss of $12.7 million or $0.054 per share on revenues of $47.8 million, versus net income of $1.5 million or $0.007 per share on gold revenues of $36.0 million during the three months ended September 30, 2006. While gold output improved over the same quarter in 2006 and realized gold prices were significantly higher in the third quarter of 2007 ($681 per ounce versus $622 a year earlier), increases in operating costs at both Wassa and at the Bogoso oxide processing operation plus the added costs of the new Bogoso sulfide processing operation combined to more than off-set the higher gold price and higher gold output, leaving the consolidated operating margin loss at $12.5 million as compared to a $5.9 million positive operating margin in the third quarter of 2006.

SUMMARY OF CONSOLIDATED FINANCIAL RESULTS	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Gold sold (oz)	70,143	57,855	158,263 [1]	148,001
Average realized price ($/oz)	681	622	668	605
Gold revenues (in $ thousands)	47,752	35,966	105,731	89,607
Cash flow provided by operations (in $ thousands)	8,391	7,323	4,398	80
Net income/(loss) (in $ thousands)	(12,709)	1,533	(18,563)	33,940
Net income/(loss) per share – basic ($)	(0.054)	0.007	(0.082)	0.164
1.	Excludes 7,803 ounces from the new sulfide plant in the first six months of 2007. These ounces are not included in sales revenues.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

During the nine months ended September 30, 2007, we incurred a net loss of $18.6 million or $0.082 per share on revenues of $105.7 million, versus net income of $33.9 million or $0.164 per share on gold revenues of $89.6 million during the nine months ended September 30, 2006. The major factors contributing to the better performance in the first nine months of 2006 was a $20.9 million pre-tax gain on sale of our long-term share holdings in EURO, a $30.3 million pre-tax gain on the sale of our investment in Moto Goldmines Ltd, a $2.3 million currency gain and $4.0 million of royalty income. In comparison, during the first nine months of 2007 there were no significant sales of assets or investments, there were no significant currency gains or losses and there was no royalty income since the subsidiary generating the royalty in the prior year, was sold in 2006.

Larger operating margin losses at the mines in the first nine months of 2007 versus a year earlier further contributed to the decline in performance. The consolidated operating margin loss for the nine months ended September 30, 2007 was $18.5 million as compared to a $2.3 million positive operating margin in the same period of 2006. While Wassa and the new Bogoso sulfide processing plant together sold 31,851 more ounces in the first nine months of 2007 than in the same period of 2006, the Bogoso/Prestea oxide processing plant shipped 21,589 fewer ounces. Cash operating costs for all mines for the nine months ended September 30, 2007 were $29.2 million higher than a year earlier, which contributed to the larger operating margin loss. Higher cash operating costs reflect recognition of the Bogoso sulfide processing operation’s operating costs in the third quarter following its July 1, 2007 in-service date as well as increases in the cost of self-generated power and higher overall costs for labor and materials at all three operations. The increase in depreciation expense is predominantly related to higher unit rates at Wassa from revisions to mineral reserves at the end of 2006 and from the commencement of depreciation and amortization at the Bogoso sulfide processing operations during the third quarter.

General and administrative costs increased $2.9 million over the first nine months of 2006. The primary factors responsible for the higher costs were increases in labor costs associated with the strengthened management team, increases in stock compensation expense, increases in tax and accounting consulting fees and legal fees associated with loan negotiations.

BOGOSO/PRESTA OPERATIONS

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Bogoso/Prestea, including the new sulfide operation, incurred a $13.2 million operating margin loss during the third quarter of 2007 on sales of 40,518 ounces of gold, versus a $5.5 million positive operating margin on sales of 34,611 ounces in the same quarter of 2006. While third quarter gold revenues were $6.1 million higher than a year earlier due to higher gold prices and increased gold output from the new Bogoso sulfide processing plant, Bogoso/Prestea’s mine operating costs, which increased by $24.8 million from the same period of 2006, more than offset the revenue improvement. More specifically, costs associated with the new sulfide operation were incurred throughout the third quarter, but due to lower than expected recoveries from the sulfide flotation circuit, as discussed below, the increase in operating costs was not offset by a proportional increase in gold output and gold revenues. Improvements in gold recovery are expected during the fourth quarter, which should result in an increase in gold output and revenues in excess of operating costs.

Depreciation expense increased by $3.3 million as compared to the third quarter of 2006. The increase was mostly related to amortization and depreciation at the sulfide operations following its July 1, 2007 start-up.

The Bogoso sulfide processing plant processed an average of 257 tonnes per hour during the third quarter at an average grade of 2.66 g/t. Overall availability of the grinding circuit was 69% for the third quarter and exhibited an increasing trend. Several issues which negatively affected mill availability have been resolved during the third quarter and we expect the mill to operate at an availability of about 88% in the fourth quarter. Gold recovery in the third quarter was below expectations at 40.9%. While the sulfide plant oxidation and CIL systems were operating at design capacity in the third quarter, the sulfide flotation circuit gold recovery was significantly lower than expected which was the major factor contributing to the lower than expected overall gold recovery and gold output. In September, modifications were made to the sulfide flotation circuit which increased overall recovery rates by approximately 25% in recent weeks. Additional sulfide flotation circuit modifications are planned in the fourth quarter and it is expected that overall gold recovery will be at design recovery rates by the end of the fourth quarter.

Most of the ore processed at the Bogoso oxide processing plant in the third quarter of 2007 came from the new Pampe pit, which is easier to process and yields better gold recoveries than did ore from the Plant-North pit processed in the third quarter of 2006, however, the average grade dropped to 2.06 g/t in the current year versus 4.45 g/t in the same period of 2006. As a result the average operating rate rose to 4,217 tonnes per day compared to 3,995 tonnes per day in the same period of 2006 although, with the lower grade, we produced 9,092 less ounces from the Bogoso oxide processing plant than in the third quarter of 2006.

Bogoso/Prestea realized an average gold price of $682 per ounce for the quarter, up from $607 per ounce a year earlier. Cash operating costs rose to $843 per ounce for the quarter, up from $372 per ounce in the third quarter of 2006. Most of the increase was related to the fact that, although the new Bogoso sulfide processing plant incurred expected operating costs during the quarter, the lower gold recoveries resulted in less ounces being produced than expected and hence higher unit costs.

BOGOSO/PRESTEA

OXIDE OPERATING RESULTS	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Ore mined (t)	274,588	398,956	741,409	1,123,275
Waste mined (t)	2,219,026	1,306,948	6,143,935	5,755,883
Ore processed (t)	387,936	367,536	1,236,064	1,073,059
Grade processed (g/t)	2.06	4.45	1.97	3.83
Recovery (%)	78.8	62.3	72.4	59.3
Gold sold (oz)	25,519	34,611	57,150	78,739

SULFIDE PLANT OPERATING RESULTS	For the three months ended September 30		For the nine months ended September 30
	2007	2006	2007	2006
Ore mined (t)	372,590	—	534,406	—
Waste mined (t)	2,424,175	—	7,038,033	—
Ore processed (t)	567,817	—	876,838	—
Grade processed (g/t)	2.66	—	2.72	—
Recovery (%)	40.9	—	43.9	—
Gold sold (oz) 1.	14,999	—	14,999	—

1. Excludes 7,803 ounces produced at the new sulfide plant in the first six months of 2007 prior to the sulfide plant in-service date. These ounces are not included in sales revenues.

CONSOLIDATED COST PER OUNCE – BOGOSO/PRESTEA	For the three months ended September 30		For the nine months ended September 30
	2007	2006	2007	2006
Cash operating cost ($/oz)	843	372	780	444
Royalties ($/oz)	20	18	20	18
Total cash cost ($/oz)	863	390	800	462

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

The Bogoso/Prestea financial and operating results for the nine months ended September 30, 2007 and 2006, as discussed below excludes revenues and operating costs of the new Bogoso sulfide processing operation for all periods prior to its commercial in-service date of July 1, 2007.

Bogoso/Prestea incurred a $19.4 million operating margin loss during the first nine months of 2007 on sales of 72,149 ounces of gold, versus a positive operating margin of $3.6 million on sales of 78,739 ounces in the same period of 2006. Lower ounces from the Bogoso oxide processing plant in the nine months and lower than expected ounces from the Bogoso sulfide processing plant in the third quarter combined to yield revenues that were only slightly above those of the first nine months of 2006. However, at the same time, operating costs were significantly higher following the sulfide operation’s in-service date on July 1, 2007. Lower ore grades and an oxide processing plant maintenance shut-down in May contributed to the drop in oxide gold output. Depreciation expense increased $2.2 million in the nine months mostly due to the impact of the sulfide operation start-up.

Much of the ore processed at the oxide plant in the first nine months of 2007 came from various oxide deposits at Bogoso/Prestea and from the new Pampe pit. The oxide ores are typically softer and yield better gold recovery than the ore from the Plant-North pit processed in the first nine months of 2006, which allowed for higher plant through-put rates. As a result, the average operating rate increased to 4,528 tonnes per day in the first nine months of 2007 compared to 3,931 tonnes per day in the first nine months of 2006. However, the lower grades of the oxide ore processed in 2007 versus the Plant-North ores processed in the first nine months of 2006, (1.97 grams per tonne (g/t) versus 3.83 g/t, respectively) and the plant maintenance shut-down in May, resulted in gold shipments from the oxide plant for the first nine months of 2007 being 21,589 ounces less than in the first nine months of 2006.

During the remainder of 2007, we expect to produce an average of approximately 2,000 tonnes per day of oxide ore from Pampe. This will be supplemented with residual oxide ores encountered in the sulfide pits when available. Given that there will likely be insufficient oxide ore to keep the oxide plant filled to its 5,000 tonne per day capacity, we expect to periodically process sulfide ore through the oxide plant during the remainder of 2007 and in 2008 when there is insufficient oxide ore. The oxide plant will utilize its gravity and sulfide flotation circuits to handle the sulfide ore and the resulting concentrates will be transferred to the new bio-oxidation plant for gold recovery.

Cash operating costs averaged $799 per ounce during the first nine months of 2007. The combination of lower gold output from the oxide plant and low gold recovery and output in the sulfide plant were primarily responsible for the increase in average cash operating cost from $444 per ounce in the first nine months of 2006.

WASSA OPERATIONS

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Wassa generated $0.7 million of operating margin in the three months ended September 30, 2007 on sales of 29,625 ounces of gold, compared to an operating margin of $0.5 million for the three months ended September 30, 2006 on sales of 23,244 ounces. During the three months ended September 30, 2007, the Wassa processing plant treated an average of 10,493 tonnes per day at an average grade of 1.13 grams per tonne with a gold recovery of 93.2%, compared to 9,544 tonnes per day at an average grade of 0.96 grams per tonne with a 90.0% recovery in the same period of 2006. The improvement in operating margin and in ounces shipped was mostly related to the better ore grades, higher plant through-put and better gold recovery. Improved grade-control practices and higher grade ore zones deeper in the Wassa pits were responsible for the improved grade. Increases in crushing and grinding efficiencies allowed processing of more pit ore and less of the lower grade heap leach material which also contributed the better feed-grade.

Even though gold sales were higher, the cash operating cost rose to $473 per ounce in the third quarter, up from $464 per ounce a year earlier. While Wassa sold 6,381 more ounces in the third quarter than in the same period a year ago, cash operating costs increased by $3.4 million to $14.6 million more than offsetting the impact of the higher number of ounces. The increase in cash operating cost in the current quarter was mainly attributable to mining 533,000 more tonnes of ore and waste than in the third quarter of 2006, and to higher costs for labor, fuel, reagents and the cost of self-generated power.

WASSA

OPERATING RESULTS	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Ore mined (t)	887,441	581,815	2,309,754	1,858,312
Waste mined (t)	2,025,220	1,796,669	6,331,143	9,033,328
Ore and heap leach materials processed (t)	965,371	869,891	2,852,098	2,804,864
Grade processed (g/t)	1.13	0.96	1.08	0.86
Recovery (%)	93.2	90.0	91.2	88.8
Gold sold (oz)	29,625	23,244	86,114	69,262
Cash operating cost ($/oz)	473	464	471	479
Royalties ($/oz)	20	19	20	18
Total cash cost ($/oz)	493	483	491	497

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Wassa generated $0.8 million of operating margin in the nine months ended September 30, 2007 on sales of 86,114 ounces of gold, compared to an operating margin loss of $1.3 million in the same period of 2006 on sales of 69,262 ounces. The increase in gold output was the major factor contributing to the improved operating margin. Better ore grades and gold recovery were responsible for the higher gold production. During the first nine months of 2007, the Wassa processing plant treated an average of 10,447 tonnes per day at an average grade of 1.08 grams per tonne with a gold recovery of 91.2% compared to 10,274 tonnes per day at an average grade of 0.86 grams per tonne with an 88.8% recovery in the same period of 2006. The improvement in grade was a function of better grade control and higher grades in the main pit. As with the third quarter, increases in crushing and grinding efficiencies in the full nine months allowed processing of more pit ore and less of the lower grade heap leach material which also contributed the better feed grade.

Wassa’s realized gold price averaged $665 per ounce, up from $604 per ounce a year earlier. Cash operating cost dropped to $471 per ounce, down from $479 per ounce a year earlier. Higher gold production was the major factor contributing to the lower unit cost. Cash operating costs were $7.9 million higher than in the first nine months of 2006 in spite of the fact that there were 2.3 million less tonnes mined in the first nine months of 2007 than in the same period of 2006. The cost increase was attributable to increases in costs for labor, fuel, reagents and materials as well as the cost of self generated power.

DEVELOPMENT PROJECTS

Prestea South Properties

Assuming permits are received in a timely manner, oxide ore shipments from Prestea South to the Bogoso oxide processing plant, are scheduled to commence in the third quarter of 2008. Ore from the Prestea South pits will be hauled by truck to the Bogoso oxide processing plant.

HBB Properties

Board approval for the development of the HBB properties was received in early May 2007, following completion of the HBB Properties feasibility study. Based on the feasibility study results, we plan to mine the Hwini-Butre and Benso deposits as satellite sources of ore to feed to our Wassa processing plant. Combining these new ore bodies with the Wassa operation should result in higher processed grade, higher gold output, and an extended life for the combined operation as well as an improvement in the average cash operating cost per ounce.

The HBB properties consist of:

•

The Benso concessions located north-northwest of Takoradi and approximately 40 km south-southwest of the Wassa gold mine. The Benso Prospecting License is composed of three land parcels, Subriso, Amantin and Chichiwilli. To date, the Subriso concession has been the most thoroughly explored with four economic deposits being delineated thus far; namely Subriso East, Subriso West, C-Zone and G-Zone.

•

The Hwini-Butre concession located 30 km south of the Benso Subriso deposits and east of the town of Mpohor, which is 20 km northwest of Takoradi. Two economic deposits have been delineated; namely Adiokrom and Father Brown.

The four pits at the Benso Subriso concession are expected to be mined first. Construction commenced on the 52 km access road between Benso and Wassa in mid-October following receipt of environmental permits. We expect the road construction to be completed by the third quarter of 2008. Mining should commence in the third quarter of 2008, and we anticipate that the first ore would be hauled to Wassa for processing immediately afterward.

The two higher-grade deposits on the Hwini-Butre concession are scheduled to begin mining in the second quarter of 2009 following the completion of a 30 km access road south from the Benso area.

The total capital expenditure for the development of Hwini-Butre and Benso has been estimated at approximately $50 million. The capital cost for the development phase expected to be is as follows:

Capital Item	$ (millions)
Mining equipment	20.6
Haul road construction	11.9
Wassa processing plant modifications	3.5
Hwini-Butre & Benso infrastructure	5.4
Compensation for haul road and pits	3.1
Ownership payment	1.0
Contingency (approximately 10%)	4.6

Total	$50.1

EXPLORATION PROJECTS

Exploration continued on the Saramacca project in Suriname under the Newmont-funded joint venture. It was expected that drilling would commence at this project in the third quarter but late arrival of drills will now push the drilling into the fourth quarter. Drilling is expected to target areas already approved by the joint venture committee and drill pads are being prepared. Reconnaissance geochemical sampling and prospecting continued during the third quarter as did ground geophysical surveys. Newmont has spent approximately $1.1 million towards their initial $2.0 million joint venture commitment. Once Newmont’s spending exceeds $2.0 million, Newmont will have the right to assume management of the project. Under the terms of the joint venture agreement, Newmont may earn a 51% participating interest in the Saramacca project by spending $6 million by the fifth anniversary of the agreement (November 2011).

In Ghana, third quarter exploration focused on drilling to determine inferred mineral resources at Wassa and Benso. The Wassa work was completed during the quarter and the drill was moved to Benso to commence the programs there. Drill results from this drilling program will be used for updating mineral resource estimates for both of these projects. Mineral resource estimation is underway for Wassa and is expected to be completed in the fourth quarter. Benso drilling is expected to be completed during the fourth quarter and an updated mineral resources estimate should be completed early in 2008.

Evaluation of the Chichiwelli and Manso targets continued during the third quarter. Rotary air blast (“RAB”) drilling was done on 400 meter spaced fences at Manso and preliminary reverse circulation (“RC”) drilling commencing at Chichiwelli. Mapping and soil sampling programs continued in the Hwini Butre area and have defined two soil anomalies with strike lengths of approximately two kilometers each. During the fourth quarter, we plan RAB and RC testing at the Chichiwelli and Manso targets as well as initial drill testing of the soil anomalies near Hwini Butre. We plan to carry out ground geophysical surveys during the fourth quarter at Hwini-Butre and on the southern portion of the Manso target to better define drill targets. Initial RC drill results for these targets are expected in early 2008.

At Prestea, previous drilling focused on the Footwall Reef, a quartz reef structure lying 20 to 25 meters to the east in the footwall of the Prestea Main Reef. Further drilling to test this target is scheduled in the fourth quarter and should be completed by year end. The drill results will be incorporated into updated mineral resource estimates to be used in the pre-feasibility study which should be completed early in 2008.

Work on the Pampana concession in Sierra Leone has failed to identify surface or underground mining targets, which in our opinion, would justify additional work. Based on these results, we gave written notice to our joint venture partner that we are terminating our involvement in this project. A $1.9 million impairment loss was recognized in the third quarter. However, we are continuing to explore the Sonfon concessions in Sierra Leone and will resume RAB drilling of the soil anomaly once the seasonal rains have subsided and the water levels in the rivers and streams have dropped. During the third quarter, exploration activities in Sierra Leone have been limited by the heavy rains. We expect to resume exploration early in the fourth quarter.

The Goulagou and Rounga concessions in Burkina Faso have been optioned to a Canadian exploration company who has the option to acquire both properties for $18.6 million after incurring exploration expenditures on the properties totaling Cdn$4 million over the next four years. See Subsequent Events section below for additional details.

Field exploration work on our Niger and Sierra Leone properties this quarter was limited due to heavy rainfall. Compilation of the soil geochemical results collected in the second half was initiated during the quarter with some results still pending at the end of the quarter. In addition to the exploration programs, we have submitted reapplications for both the Deba and Tialkam licenses to the Government of Niger. The license renewal is expected to be granted during the fourth quarter. Once rains subside in the fourth quarter we will commence ground geophysical surveys to located and define drilling targets which could be drilled later in 2007 or in early 2008.

Paul Isnard - The preliminary assessment of the Paul Isnard property in French Guiana is under way with selected portions of the old drill core being re-assayed for gold and copper. The new results will be compared to the initial results and used in the quality assessment of the old data sets in order to place a confidence level on the new resource estimation scheduled for the end of this year. Core samples have also been collected for preliminary metallurgical sampling and specific gravity determinations. An air borne geophysical survey is under way and should be competed in the fourth quarter. Initial results have defined an anomaly over the Montanage D’Or deposit with extensions in strike to the east and west. Infill and step out drilling is expected to commence in the fourth quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, our cash and cash equivalents totaled $20.8 million, down from $27.1 million at the end of 2006. All of our cash equivalents were invested in a fund that holds only US treasury notes and bonds. Operations provided $4.4 million of cash in the first nine months of 2007, compared to nil in the same period of 2006. An increase in inventory was the major factor contributing to cash use by operations in 2006. A $15.3 million increase in payables, offset by a $8.2 million increase in inventories was the major factor contributing to the cash provided year-to-date. Most of the inventory increases in 2007 are related to increases in ore stockpiles and parts and supplies inventory for the Bogoso sulfide processing plant.

Investing activities used approximately $96.4 million of cash in the first nine months of 2007. The Bogoso sulfide expansion project direct costs totaled $55.2 million including $44.3 million of construction costs, $6.4 million for pre-production waste stripping, $1.3 million of mining equipment and $3.2 million of capitalized interest. A total of $18.9 million was spent on other property, plant and equipment at Bogoso and Wassa and $21.4 million on development of various mining properties. Deferred exploration projects used $3.8 million. A total of $3.3 million of cash was received from the sale of EURO Ressources shares. Scheduled periodic payment of principal on the equipment financing facility and short-term bank loans consumed $9.8 million of cash and draw-downs on CAT loans provided $9.0 million of new financing.

On March 1, 2007, we issued 21 million common shares at a price of $3.60 per share resulting in $75.6 million in gross proceeds. Net proceeds were $72.2 million after deducting underwriting commissions but before deducting offering costs. On March 9, 2007, the underwriters exercised their option to purchase an additional 3.15 million common shares for additional gross proceeds of $11.3 million. After deducting the underwriter’s commission, net proceeds from the additional shares were $10.8 million. Proceeds have been or are being used to complete the purchase and installation of a 25% interest in an electric power station in Ghana, for completion and start-up of the Bogoso sulfide expansion project, for development of the HBB Properties, and for general corporate and working capital purposes.

During the second quarter, our convertible note holders agreed to a revision in the convertible note covenants. While the revisions did not increase the overall borrowing limit set by the convertible note covenants, it did provide more flexibility in the types of additional debt allowed. Because of this change, Caterpillar Financial Services agreed to increase our existing equipment facility from $25 million to $40 million. During the first nine months, we drew an additional $9.0 million on the Caterpillar facility bringing the total equipment financing balance to $27.1 million at September 30, 2007 and leaving an un-drawn balance of $12.9 million on the facility.

During 2007, we expect to make payments of principal and interest totaling approximately $7.5 million on the equipment financing facility. In addition, interest and principal on our bank loan is expected to total $8.1 million for the year and we plan to pay approximately $3.6 million of interest on our convertible notes in 2007.

We now expect to invest a total of approximately $112 million in capital projects during 2007 including exploration, construction, mine development and mining equipment, of which $99.6 million was spent in the first nine months. The $112 million total includes approximately $15 million for 2007 development activities at the HBB Properties.

Liquidity Outlook

It is expected that Wassa will continue to generate cash from operations in the last quarter of 2007 and that improvements in gold recovery and plant through-put at the Bogoso sulfide plant will result in improved cash flows. These operational cash flows, along with the $20.8 million of cash and cash equivalents at September 30, 2007 and equipment financing debt facility currently in place, are expected to be sufficient to cover capital and operating needs during the balance of 2007 including costs of the HBB project. Recently, we announced expectations of raising between $5 and $10 million of new equity in conjunction with the Ghana Stock Exchange listing in November.

See SUBSEQUENT EVENTS section below for additional liquidity developments.

LOOKING AHEAD

Our objectives for the remainder of 2007 include:

•	consistent maintenance of design through-put rates and achievement of design gold recovery rates at the new Bogoso sulfide processing plant during the fourth quarter of 2007;

•	progress permitting of the Prestea South ore bodies to provide oxide ore to the Bogoso oxide processing plant in 2009;

•	progress of construction and development of HBB project; and

•	optimization of our mining and processing activities and costs at Bogoso/Prestea and Wassa.

We are estimating 2007 gold production of 125,000 to 150,000 ounces at Bogoso/Prestea at an average cash operating cost between $550 and $650 per ounce. We expect Wassa to produce approximately 115,000 to 125,000 ounces during 2007 at an average cash operating cost between $430 and $480 per ounce.

As more fully disclosed in the Risk Factors Item 1A in our December 31, 2006 Form 10-K as amended, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

RELATED PARTY TRANSACTIONS

We obtained legal services from a legal firm to which our Chairman of the Board is of counsel. Total value of all services purchased from this law firm was $0.7 million during the first nine months of 2007. Our Chairman did not personally perform any legal services for us during this time nor did he benefit directly or indirectly from payments for the services performed by the firm.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

OUTSTANDING SHARE DATA

This ITEM 2 includes information available to November 5, 2007. As of November 5, 2007, we had outstanding 233,545,281 common shares, options to acquire 6,253,498 common shares, warrants to acquire 3,224,520 common shares and convertible notes which are convertible into 11,111,111 common shares.

SUBSEQUENT EVENTS

Goulagou/Rounga – In mid-October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone will have the right to acquire our 90% interest in our Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over the next four years, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. In addition, we will receive up to two million shares of Riverstone over the term of the option and will receive two million common share purchase warrants of Riverstone at exercise prices of Cdn$0.30 to Cdn$0.45. We will also retain a production-related net smelter return royalty of up to 2%. The Goulagou and Rounga properties were acquired through our December 2005 merger with St. Jude Resources Limited. A local Burkina Faso partner owns a 10% participating interest. Upon the granting of a mining permit, the Government of Burkina Faso will receive a statutory 10% carried interest.

Obuom – In October 2007, we entered into agreement with AMI Resources Inc. (“AMI”), which gives AMI the right to earn our 54% ownership position in the Obuom property in Ghana. Should AMI eventually obtain full rights to our position on the property and develop a gold mining operation at Obuom, we would receive from AMI a 2% net smelter return royalty on 54% of the property’s gold production.

EURO Rights Offering – In September 2007, agreement was reached with EURO which committed us to participate in EURO’s rights offering scheduled in November 2007. Under this agreement, we agreed to subscribe for and purchase up to an aggregate of $5,000,000 in EURO common shares in the rights offering, to the extent that such shares are not otherwise purchased by EURO’s shareholders. In addition, Golden Star agreed to exercise all rights to purchase EURO shares attaching to the shares of EURO presently owned by it, which would require payment of approximately $0.2 million.

The rights offering circular for EURO’s rights offering states that the use of proceeds will include: 1.) settlement of outstanding indebtedness to Golden Star Resources and 2.) settlement of contingent payment obligations to Golden Star. We expect these transactions to close in 2008.

Amendment of Convertible Notes – On October 23, 2007, we entered into amendment agreements with the holders of our outstanding $50 million aggregate principal amount 6.85% senior convertible notes due April 15, 2009. The agreements amend the notes to require the early redemption of all of the notes by us for an aggregate of $61.76 million together with all accrued and unpaid interest thereon. Our redemption obligation is conditioned on the completion of an issuance and sale of securities for proceeds sufficient to redeem all of the notes such as the proposed offering of up to $125 million in Convertible Senior Unsecured Debentures, discussed below.

Announcement of Proposed Offering – On October 23, 2007, we announced a proposed offering of an aggregate principal amount of up to $125 million of 4.0% Convertible Senior Unsecured Debentures due November 30, 2012. The sale of the debentures is expected to close on or about November 8, 2007.

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

As of September 30, 2007 we had a variable rate debt with Ecobank Ghana Limited and Cal Bank Limited. This debt has an interest rate of US prime (currently 8.25%) plus 1%. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

While our major operating units transact most of their business in US dollars, many purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African Rand and Ghanaian Cedis.

As a result, currency exchange fluctuations may affect the costs incurred at our operations. Gold is sold throughout the world based principally on the US dollar price, but portions of our operating expenses and some of our capital purchases are incurred in currencies other than the US dollar. The appreciation of non–US dollar currencies against the US dollar increases production costs and the cost of capital assets in US dollar terms at mines located outside the US, which can adversely impact our net income and cash flows. Conversely, a depreciation of non–US dollar currencies usually decreases production costs and capital asset purchases in US dollar terms.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non–US dollar currencies results in a foreign currency gain on such investments and a decrease in non–US dollar currencies results in a loss.

During 2005 and 2006 we entered into forward purchase contracts for South African Rand and Euros to hedge expected future purchases of capital assets in South Africa and Europe associated mostly with the Bogoso sulfide expansion project. We also hold portions of our cash reserves in non–US dollar currencies. As of September 30, 2007 we had future purchase obligations for approximately $5.1 to buy 36,623,000 Rand. These obligations expire ratably between October 2007 and April 2008.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for the next 12 months would result in a $4 to $5 million change in expected pre–tax earnings and cash flows.

During 2005, 2006 and the first quarter of 2007, to reduce the risk of unfavorable gold price fluctuations on our operating cash flows during the construction period of the Bogoso sulfide expansion project, we purchased puts to lock in minimum gold prices for portions of our expected gold sales in 2006 and early 2007. As of September 30, 2007 there were no put options remaining. We also sold gold calls during 2005 to offset a portion of the costs of purchasing the puts. At September 30, 2007, we had no call options remaining.

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

(a) Disclosure Controls and Procedures

The principal executive officer and principal financial officer have evaluated the effectiveness of Golden Star’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of September 30, 2007. Based on the evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Golden Star, including consolidated subsidiaries, in reports that Golden Star files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms.

(b) Change in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than disclosed below. As discussed in the notes to the consolidated financial statements, it was determined that as of December 31, 2006 management did not maintain effective controls over its accounting for inventories, accounting for warrants denominated in Canadian dollars and controls over vendor payments which resulted in unauthorized payments. Specifically, we did not maintain effective controls over the computation and review of our In-Process inventory calculation to ensure that appropriate components were properly reflected in the calculations. Also, management did not maintain effective controls over the accounting for warrants denominated in Canadian dollars using accounting principles generally accepted in the United States (“US GAAP”). As a result, warrants denominated in Canadian dollars were treated as equity instruments rather than as derivative instruments. In addition, management’s assessment found deficiencies in controls over vendor payments which resulted in unauthorized payments and which could have resulted in material amounts of unauthorized disbursements. Because of the existence of these deficiencies at year-end, management concluded that our internal control over financial reporting was ineffective as of December 31, 2006.

During the nine months ended September 30, 2007, management has undertaken remedial action to address the above described material weaknesses by strengthening its controls over computation and review of in-process inventory calculation and has added additional controls to remediate the deficiencies in controls over vendor payments. Based upon statements issued by the Financial Accounting Standards Board, management has remediated the weakness over the accounting for warrants.

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

The risk factors for the quarter ended September 30, 2007 are substantially the same as those disclosed and discussed in Item 1A of our December 31, 2006 Form 10–K, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Letter Agreement with EURO Ressources SA, dated September 26, 2007

10.2	Amended and Restated Notice of Resignation for Peter Bradford, dated effective August 1, 2007

10.3	Form of Note Amendment Agreement, dated October 23, 2007

10.4	Letter Agreement, dated October 10, 2007, between Golden Star and Riverstone Resources Inc. with respect to Goulagou and Rounga properties

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ Peter J. Bradford
Peter J. Bradford
President and Chief Executive Officer

Date: November 6, 2007

By:	/s/ Thomas G. Mair
Thomas G. Mair
Senior Vice President and Chief Financial Officer

Date: November 6, 2007

EXHIBIT INDEX

10.1	Letter Agreement with EURO Ressources SA, dated September 26, 2007

10.2	Amended and Restated Notice of Resignation for Peter Bradford, dated effective August 1, 2007

10.3	Form of Note Amendment Agreement, dated October 23, 2007

10.4	Letter Agreement, dated October 10, 2007, between Golden Star and Riverstone Resources Inc. with respect to Goulagou and Rounga properties

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)