Form 10-K
period 2007-12-31
GOLDEN STAR RESOURCES LTD
filed 2008-02-28
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer:  ☒    Accelerated filer:  ☐    Non-accelerated filer:  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $853 million as of June 30, 2007, based on the closing price of the shares on the American Stock Exchange as of that date of $3.71 per share.

Number of Common Shares outstanding as at February 26, 2008: 235,585,311

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

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

NON-GAAP FINANCIAL MEASURES

In this Form 10-K, we use the terms “total cash cost per ounce” and “cash operating cost per ounce” which are considered Non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Cdn GAAP or US GAAP. See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10-K.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions (including negative and grammatical variations) to identify forward-looking statements.

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K.

These statements include comments regarding: anticipated attainment of mid-tier gold production rates, our plans to rectify problems with the Bogoso sulfide processing plant; production and cash operating cost estimates for 2008; anticipated commencement dates of mining and production, including at Prestea South and the HBB properties; estimated development costs for the HBB Properties; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and recovery rates; ore delivery; ore processing; potential mine life; permitting; establishment and estimates of mineral reserves and resources; geological, environmental, community and engineering studies; timing and results of feasibility studies; exploration efforts and activities; availability, cost and efficiency of mining equipment; ore grades; reclamation work; our anticipated investing and exploration spending in 2008; identification of acquisition and growth opportunities; power costs, the ability to meet total power requirements, commencement and completion of construction of the Bogoso power plant and access to the power plant once completed; retention of earnings from our operations; our objectives for 2008; and sources of and adequacy of liquidity to meet capital and other needs in 2008.

The following, in addition to the factors described under “Risk Factors” in Item 1A below, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	significant increases or decreases in gold prices;

•	failure to expand Mineral Reserves around our existing mines;

•	unexpected changes in business and economic conditions;

•	inaccuracies in Mineral Reserves and non-reserves estimates;

•	changes in interest and currency exchange rates;

•	timing and amount of gold production;

•	unanticipated variations in ore grade, tonnes mined and crushed or milled;

•	unanticipated recovery or production problems;

•	effects of illegal mining on our properties;

•	changes in mining and processing costs, including changes to costs of raw materials, supplies, services and personnel;

•	changes in metallurgy and processing;

•	availability of skilled personnel, contractors, materials, equipment, supplies, power and water;

•	changes in project parameters or mine plans;

•	costs and timing of development of new mineral reserves;

•	weather, including drought in West Africa;

•	global warming and its impact on climate and regulatory frameworks that may impact our activities directly or indirectly;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	acquisitions and joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	changes in regulations affecting our operations, particularly in Ghana, where our principal producing properties are located;

•	local and community impacts and issues;

•	availability and cost of replacing mineral reserves;

•	timing of receipt and maintenance of government approvals and permits;

•	unanticipated transportation costs and shipping incidents and losses;

•	accidents, labor disputes and other operational hazards;

•	environmental costs and risks;

•	unanticipated title issues;

•	competitive factors, including competition for property acquisitions;

•	possible litigation; and

•	availability of capital at reasonable rates or at all.

These factors are not intended to represent a complete list of the general or specific factors that could affect us. Your attention is drawn to other risk factors disclosed and discussed in Item 1A below. We undertake no obligation to update forward-looking statements except as may be required by applicable laws.

CONVERSION FACTORS AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric tonne	= 0.0292 troy ounce/short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 tonne	1 square kilometer	= 100 hectares
1 tonne	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations may be used herein:

Au	= gold	m2	= square meter
g	= gram	m3	= cubic meter
g/t	= grams per tonne	mg	= milligram
ha	= hectare	mg/m3	= milligrams per cubic meter
km	= kilometer	T or t	= tonne
km2	= square kilometers	oz	= troy ounce
kg	= kilogram	ppb	= parts per billion
m	= meter	Ma	= million years

Note: All units in this report are stated in metric measurements unless otherwise noted.

GLOSSARY OF TERMS

We report our Mineral Reserves to two separate standards to meet the requirements for reporting in both Canada and the United States (“US”). Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 (“NI 43-101”). The definitions in NI 43-101 are adopted from those given by the Canadian Institute of Mining, Metallurgy and Petroleum. US reporting requirements for disclosure of mineral properties are governed by the Securities and Exchange Commission (the “SEC”) Industry Guide 7. These reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody differing approaches and definitions.

We estimate and report our Mineral Resources and Mineral Reserves according to the definitions set forth in NI 43-101 and modify them as appropriate to conform to SEC Industry Guide 7 for reporting in the U.S. The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the similarities and differences.

NI 43-101 DEFINITIONS

Mineral Reserve	The term “Mineral Reserve” refers to the economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a preliminary feasibility study. The study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.

Proven Mineral Reserve	The term “Proven Mineral Reserve” refers to the economically mineable part of a Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Probable Mineral Reserve	The term “Probable Mineral Reserve” refers to the economically mineable part of an Indicated, and in some circumstances, a Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Mineral Resource	The term “Mineral Resource” refers to a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

Measured Mineral Resource	The term “Measured Mineral Resource” refers to that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

Indicated Mineral Resource	The term “Indicated Mineral Resource” refers to that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

Inferred Mineral Resource	The term “Inferred Mineral Resource” refers to that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

Qualified person (1)	The term “qualified person” refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these, has experience relevant to the subject matter of the mineral project and the technical report and is a member in good standing of a professional association.

SEC INDUSTRY GUIDE 7 DEFINITIONS

Reserve

The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility (2) study done to bankable standards that demonstrates the economic extraction. (“bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

proven reserve	The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape depth and mineral content of reserves are well-established.

probable reserve	The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

mineralized material (3)	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

non-reserves	The term “non-reserves” refers to mineralized material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage.

development stage	A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

(1.)	Industry Guide 7 does not require designation of a qualified person.
(2.)	For Industry Guide 7 purposes the feasibility study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.
(3.)	This category is substantially equivalent to the combined categories of Measured and Indicated Mineral Resources specified in NI 43-101.

ADDITIONAL DEFINITIONS

alteration - any change in the mineral composition of a rock brought about by physical or chemical means ancillary equipment - service equipment not directly associated with primary process artisanal - current or historic informal mining typically of a low tech, manually intensive nature assay - a measure of the valuable mineral content

Au - gold

bio-oxidation - a processing method that uses bacteria to oxidize refractory sulfide ore to make it amenable to normal oxide ore processing techniques such as carbon-in-leach

Birimian - a thick and extensive sequence of Proterozoic age metamorphosed sediments and volcanics first identified in the Birim region of southern Ghana cash operating cost per ounce - is equal to total cash cost for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period. (This definition is consistent with the Gold Institute’s definition)

CIL or carbon-in-leach - an ore processing method involving the use of cyanide where activated carbon which has been added to the leach tanks is used to absorb gold as it is leached by cyanide craton - a stable relatively immobile area of the earth’s crust cut-off grade - when determining economically viable mineral reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined and processed at a profit cyanidation - the process of introducing cyanide to ore to recover gold diamond drilling - rotary drilling using diamond-set or diamond-impregnated bits, to produce a solid continuous core of rock sample dip - the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure diorite - a group of intrusive rocks intermediate in composition between acidic and basic, characteristically composed of dark-colored amphibole, acid plagioclase, pyroxene and sometimes a small amount of quartz.

disseminated - where minerals occur as scattered particles in the rock doré - unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold fault - a surface or zone of rock fracture along which there has been displacement feasibility study - a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.

fold - a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage formation - a distinct layer of sedimentary rock of similar composition gabbro - a group of dark-colored basic intrusive igneous rocks (the intrusive equivalent to basalt)

gabbroic - rock masses made up of gabbro and other similar dark-colored basic igneous rock geochemistry - the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geochemical prospecting - a prospecting technique which measures the content of certain metals in soils and rocks used to define anomalies for further testing geophysics - the study of the mechanical, electrical and magnetic properties of the earth’s crust geophysical surveys - a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth’s surface geotechnical - the study of ground stability

grade - quantity of metal per unit weight of host rock

greenstone - a sequence of usually metamorphosed volcanic-sedimentary rock assemblages granodiorite - a group of coarse-grained plutonic rocks intermediate in composition between quartz diorite and quartz monzonite containing quartz, plagioclase, potassium feldspar with biotite and hornblende heap leach - a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals host rock - the rock in which a mineral or an ore body may be contained hydrothermal - the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution in-situ - in its natural position

life-of-mine - a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tonnes of mineral reserve by the annual rate of mining and processing mapped or geological mapping - the recording of geologic information including rock units and the occurrence of structural features, and mineral deposits on maps metasediment - a sedimentary rock which shows evidence of having been subjected to metamorphism metavolcanic - a volcanic rock which shows evidence of having been subjected to metamorphism mineral - a naturally occurring inorganic crystalline material having a definite chemical composition mineralization - a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock

National Instrument 43-101 or NI 43-101 - Canadian standards of disclosure for mineral projects non-refractory - ore containing gold that can be satisfactorily recovered by basic gravity concentration or simple cyanidation outcrop - that part of a geologic formation or structure that appears at the surface of the earth open pit or open cut - surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore - mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body - a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade - the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore oxide - gold bearing ore which results from the oxidation of near surface sulfide ore

pH - a measure on a scale of 1 to 14 of the acidity or alkalinity of a solution where 7 is neutral, greater than 7 is basic and less than 7 is acidic plunge - the angle from the horizontal of a linear geological feature on a plane preliminary assessment - a study that includes an economic analysis of the potential viability of mineral resources taken at an early stage of the project prior to the completion of a preliminary feasibility study preliminary feasibility study and pre-feasibility study - each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration in the case of an open pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve pre-strip - to remove overburden in order to expose ore during the mine’s pre-production phase

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

OVERVIEW OF GOLDEN STAR

We are a Canadian federally incorporated international gold mining and exploration company producing gold in Ghana, West Africa. We also conduct gold exploration in West Africa and in South America. Golden Star Resources Ltd. was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation of South American Goldfields Inc., a corporation incorporated under the federal laws of Canada, and Golden Star Resources Ltd., a corporation originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd. Our principal office is located at 10901 West Toller Drive, Suite 300, Littleton, Colorado 80127, and our registered and records offices are located at 66 Wellington St. W, 42nd floor, Box 20, Toronto Dominion Bank Tower - Toronto Dominion Centre, Toronto, ON M5K 1N6. Our fiscal year ends on December 31.

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

Bogoso/Prestea is owned by our 90% owned subsidiary Golden Star (Bogoso/Prestea) Limited (“GSBPL”) (formerly Bogoso Gold Limited) which was acquired in 1999. Bogoso/Prestea produced and sold 120,216 ounces of gold in 2007.

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”) (formerly Wexford Goldfields Limited), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Wassa produced and sold 126,062 ounces of gold in 2007.

The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. GSBPL owns a 90% interest in the Prestea Underground. We are currently reconditioning certain shafts to allow better access to the underground workings. We are also conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.

Through our 100% owned subsidiary, St. Jude Resources Ltd. (“St. Jude”), we own the HBB properties in southwest Ghana. The HBB properties consist of the Hwini-Butre and Benso concessions, which together cover an area of 201 square kilometers. We hold a 90% interest in these properties and the Government of Ghana holds a 10% carried interest. In April 2007, we completed a feasibility study for the development and mining of the properties for processing at Wassa and development activities are currently underway. The Hwini-Butre and Benso concessions are located approximately 70 and 40 kilometers south of Wassa, respectively.

We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America. We hold indirect interests in gold exploration properties in Peru, Argentina and Chile through an equity investment in Minera IRL (formerly known as Goldmin Consolidated Holdings). In November 2005, we entered into a joint venture with a subsidiary of Newmont Mining Corporation at our Saramacca property in Suriname.

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

Currently all our gold production is shipped to a South African gold refinery in accordance with a long-term gold sales contract. Our gold is sold in the form of doré bars which average approximately 90% gold by weight with the remaining portion being primarily silver. Revenue is recognized when title is transferred upon shipment from the mine site. The sales price is based on the London P.M. fix on the day of shipment to the refinery.

GOLD PRICE HISTORY

The price of gold is volatile and is affected by numerous factors all of which are beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the US dollar and foreign currencies, changes in global and regional gold demand, and the political and economic conditions of major gold-producing countries throughout the world.

The following table presents the high, low and average afternoon fixed prices for gold per ounce on the London Bullion Market over the past ten years:

Year	High	Low	Average	Average Price Received by Golden Star
1998	313	273	294	N/A
1999	326	253	279	293
2000	313	264	279	280
2001	293	256	271	271
2002	349	278	310	311
2003	416	320	363	364
2004	454	375	410	410
2005	537	411	445	446
2006	725	525	603	607
2007	841	608	695	713
To February 26, 2008	945	847	900	NA

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

In line with our business strategy, we acquired Bogoso in 1999 and have operated a carbon-in-leach processing plant since that time to process oxide and other non-refractory ores (“Bogoso oxide processing plant”). In 2001, we acquired Prestea and mined surface deposits at Prestea from late 2001 to late 2006. In late 2002, we acquired Wassa, and following completion of a feasibility study, constructed a new CIL processing plant at Wassa which began commercial operation in April 2005.

In 2007 we completed construction and development of a new nominal 3.5 million tonnes per annum processing facility at Bogoso/Prestea that uses bio-oxidation technology to treat refractory sulfide ore (“Bogoso sulfide processing plant”). This facility was placed in commercial service on July 1, 2007.

In late 2005, we acquired the HBB properties. In April 2007, we completed a feasibility study for the development and mining of the HBB properties and development activities are now underway. We expect to begin mining at the Benso property in the third quarter of 2008, with the ore being transported to Wassa for processing.

Our overall objective since 1999 has been to grow our business to become a mid-tier gold producer with an annualized production rate in excess of 500,000 ounces. With completion of the new sulfide processing plant at Bogoso and development of the HBB properties in 2008, we expect to reach this goal in 2009. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.

In addition to our gold mining and development activities, we are actively exploring for gold in West Africa and South America, investing approximately $15.3 million on such activities during 2006 and $13.9 million in 2007. We are actively conducting regional reconnaissance projects in Ghana, Cote d’Ivoire and Sierra Leone and have drilled more advanced targets in Ghana, Niger and Burkina Faso. We are also evaluating a property in French Guiana and participating in a joint venture in Suriname.

See Item 2 - Description of Properties for additional details on our assets

GOLD PRODUCTION AND UNIT COSTS

The following table shows historical and projected gold production and cash operating costs.

Production and Cost Per Ounce(1)	2005		2006		2007		2008 Projected
BOGOSO/PRESTEA Sulfide and Oxide Plants
Production(2) (thousands of ounces)	131.9		103.8	(3)	120.2	(5)	235 – 275
Cash Operating Cost ($/oz)	338		412		766		525 – 565
Total Cash Cost ($/oz)	351		430		788		545 – 585
Total Operating Cost ($/oz)	423		530		919		—
WASSA

Production(2) (thousands of ounces)	69.1	(4)	97.6		126.1		135 – 150
Cash Operating Cost ($/oz)	468	(4)	475		444		440 – 490
Total Cash Cost ($/oz)	482	(4)	493		465		460 – 510
Total Operating Cost ($/oz)	587	(4)	615		630		—
CONSOLIDATED

Consolidated Total Production(2) (thousands of ounces)	201.0		201.4		246.3		370 – 425
Consolidated Cash Operating Cost ($/oz)	383		442		602		490 – 540
Consolidated Total Cash Cost ($/oz)	396		460		623		510 – 560
Consolidated Total Operating Cost ($/oz)	479		560		772		—

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of the cost per ounce measures as used in this table.
(2)	Gold production is shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. The Government of Ghana, which has a 10% carried interest in Bogoso/Prestea, Wassa, and the HBB Properties would receive 10% of any dividends distributed from Bogoso/Prestea and Wassa once all capital costs have been repaid.
(3)	Amounts shown exclude fourth quarter sales of 2,169 ounces produced during commissioning activities at the Bogoso sulfide processing plant.
(4)	Represents Wassa production for the nine-month period following its April 1, 2005 in-service date.
(5)	Excludes 7, 803 ounces produced from the new Bogoso sulfide processing plant prior to its in-service date of July 1, 2007.

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

The following table summarizes our estimated Proven and Probable Mineral Reserves as of December 31, 2007 and December 31, 2006:

PROVEN AND PROBABLE MINERAL RESERVES

	As at December 31, 2007			As at December 31, 2006
Property Mineral Reserve Category	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)
Bogoso/Prestea(1)
Proven Mineral Reserves
Non-refractory	0.5	2.10	0.03	0.9	2.30	0.07
Refractory	14.8	2.89	1.38	14.5	2.95	1.38

Total Proven	15.3	2.86	1.41	15.5	2.91	1.45

Probable Mineral Reserves
Non-refractory	7.3	2.59	0.61	6.9	2.59	0.57
Refractory	22.1	2.66	1.89	19.3	2.65	1.64

Total Probable	29.4	2.64	2.50	26.2	2.64	2.22

Total Proven and Probable
Non-refractory	7.8	2.55	0.64	7.8	2.56	0.64
Refractory	36.9	2.75	3.27	33.8	2.78	3.02

Total Bogoso/Prestea Proven and Probable	44.8	2.72	3.91	41.6	2.74	3.67

Wassa(2)

Proven Mineral Reserves
Non-refractory	0.7	0.99	0.02	0.5	1.08	0.02
Probable Mineral Reserves
Non-refractory	16.9	1.82	0.99	13.0	1.11	0.46

Total Wassa Proven & Probable	17.6	1.79	1.01	13.6	1.11	0.48

Totals

Proven Mineral Reserves
Non-refractory	1.2	1.45	0.06	1.5	1.85	0.09
Refractory	14.8	2.89	1.38	14.5	2.95	1.38

Total Proven	16.1	2.78	1.44	16.0	2.85	1.47

Probable Mineral Reserves
Non-refractory	24.2	2.06	1.60	19.9	1.62	1.04
Refractory	22.1	2.66	1.89	19.3	2.65	1.64

Total Probable	46.3	2.35	3.49	39.2	2.13	2.68

Total Proven and Probable
Non-refractory	25.4	2.03	1.66	21.4	1.64	1.13
Refractory	36.9	2.75	3.27	33.8	2.78	3.02

Total Proven and Probable	62.3	2.46	4.93	55.2	2.34	4.15

Notes to the Mineral Reserve Statement:

(1)	The stated Mineral Reserve for Bogoso/Prestea includes Pampe and Mampon.
(2)	The stated 2007 Mineral Reserve for Wassa includes the Hwini-Butre and Benso properties. No Mineral Reserves had been estimated by Golden Star as at December 31, 2006 for the Hwini-Butre and Benso properties.
(3)	The stated Mineral Reserves have been prepared in accordance with Canada’s National Instrument 43-101 Standards of Disclosure for Mineral Projects. Mineral Reserves are equivalent to Proven and Probable Reserves as defined by the SEC Industry Guide 7.

(4)	The 2007 and 2006 Mineral Reserves have been prepared under the supervision of Mr. Peter Bourke, P.Eng., Vice President Technical Services for the Company. Mr. Bourke is a “Qualified Person” as defined by Canada’s National Instrument 43-101.
(5)	The Mineral Reserves at December 31, 2007 were estimated using a gold price of $560 per ounce, which is approximately equal to the three year average price. At December 31, 2006 Mineral Reserves were estimated using a gold price of $480 per ounce.
(6)	The terms “non-refractory” and “refractory” refer to the metallurgical characteristics of the ore and are defined in the Glossary of Terms. We plan to process the refractory ore in our sulfide bio-oxidation plant at Bogoso and to process the non-refractory ore using our more traditional gravity, flotation and/or cyanidation techniques.
(7)	Optimized pit parameters are based on historical and projected operating costs at Bogoso/Prestea, Wassa and Hwini-Butre and Benso and estimated costs for processing refractory ores in the Bogoso sulfide processing plant. Metallurgical recoveries are based on historical performance or estimated from test work and typically range between 80% to 92% for non-refractory ores and are estimated at 70% to 88% for refractory ores. Pit designs are based on geotechnical criteria established by external consultants. Mining dilution and mining recovery vary by deposit and have been applied in estimating the Mineral Reserves. A government royalty of 3% is allowed.
(7)	Mineral Reserves are expressed on a 100% basis. Our share of the Mineral Reserves is subject to the Government of Ghana’s 10% carried interest which entitles it to a 10% dividend once our capital costs have been recovered.
(8)	Numbers may not add due to rounding.

Stockpiled Ores

Stockpiled ores are included in the Mineral Reserves for both Bogoso/Prestea and Wassa. Details of the proven stockpiles included in the Mineral Reserves at year-end 2007 and 2006 are summarized in the table below.

PROVEN STOCKPILES INCLUDED IN MINERAL RESERVES

	As at December 31, 2007			As at December 31, 2006
Property Mineral Reserve Category	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)
Bogoso/Prestea
Proven Stockpiles
Non-refractory	0.1	2.49	0.01	0.5	2.70	0.04
Refractory	0.9	2.72	0.08	1.1	3.09	0.10

Total Proven Stockpiles	1.0	2.69	0.09	1.6	2.96	0.15
Wassa

Proven Stockpiles
Non-refractory	0.5	0.85	0.01	0.3	0.79	0.01

Totals

Proven Stockpiles
Non-refractory	0.6	1.18	0.02	0.8	2.01	0.05
Refractory	0.9	2.72	0.08	1.1	3.09	0.10

Total Proven	1.5	2.09	0.10	1.9	2.62	0.16

Reconciliation of Mineral Reserves as shown under NI 43-101 and under SEC Industry Guide 7

Since we report our Mineral Reserves to both NI 43-101 and SEC Industry Guide 7 standards, it is possible for our mineral reserve figures to vary between the two. Where such a variance occurs it will arise from the differing requirements for reporting Mineral Reserves. For example, NI 43-101 has a minimum requirement that Mineral Reserves be supported by a pre-feasibility study, whereas Industry Guide 7 requires support from a detailed feasibility study that demonstrates that economic extraction is justified.

For the Mineral Reserves at December 31, 2007 and 2006, there is no difference between the Mineral Reserves as disclosed under NI 43-101 and those disclosed under SEC Industry Guide 7, and therefore we do not provide reconciliation.

Reconciliation of Proven and Probable Mineral Reserves - December 31, 2006 to December 31, 2007

Reconciliation	Tonnes (millions)	Contained Ounces (millions)	Tonnes (% of Opening)	Ounces (% of Opening)
Opening Mineral Reserves at December 31, 2006	55.2	4.15	100	100
Gold Price Increase(1)	25.7	1.05	47	25
Exploration Changes(2)	12.7	1.01	23	24
Mining Depletion(3)	(5.9)	(0.39)	(11)	(9)
Engineering (4)	(25.5)	(0.89)	(46)	(22)

Closing Mineral Reserves at December 31, 2007	62.3	4.93	113	119

Notes to the reconciliation of Mineral Reserves:

(1)	Gold Price Increase represents changes resulting from an increase in gold price used in the Mineral Reserve estimates from $480 per ounce in 2006 to $560 per ounce in 2007.
(2)	Exploration Changes include changes due to geological modeling, data interpretation and resource block modeling methodology as well as due to exploration discovery of new mineralization. The majority of the 2007 increase was related to completion of the feasibility study on the HBB Properties which allowed recognition of Proven and Probable reserves.
(3)	Mining Depletion represents 2006 Mineral Reserve mined and processed in 2007 before considering recovery losses and therefore does not correspond with 2007 actual gold production.
(4)	Engineering includes changes as a result of engineering facts such as changes in operating costs, mining dilution and recovery assumptions, metallurgical recoveries, pit slope angles and other mine design considerations.
(5)	Numbers may not add due to rounding.

NON-RESERVES - MEASURED AND INDICATED MINERAL RESOURCES

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

Our Measured and Indicated Mineral Resources which are reported in this Form 10-K do not include that part of our Mineral Resources that have been converted to Proven and Probable Mineral Reserves as shown above, and have been estimated in compliance with definitions set out in NI 43-101. Golden Star Resources has filed Technical Reports regarding Mineral Reserves and Mineral Resources for Bogoso / Prestea and Wassa as required by NI 43-101 regulations. See our “Glossary of Terms.”

The total Measured and Indicated Mineral Resources for all properties have been estimated at an economic cut-off grade based on a gold price of $640 per ounce for December 31, 2007 and $560 per ounce for December 31, 2006 and on economic parameters deemed realistic. The economic cut-off grades for Mineral Resources are higher than those for Mineral Reserves and are indicative of the fact that the Mineral Resource estimates include material that may become economic under more favorable conditions including increases in gold price.

The following table summarizes our estimated non-reserves - Measured and Indicated Mineral Resources as of December 31, 2007 as compared to the totals for December 31, 2006:

	Measured		Indicated		Measured & Indicated
Property	Tonnes (millions)	Gold Grade (g/t)	Tonnes (millions)	Gold Grade (g/t)	Tonnes (millions)	Gold Grade (g/t)
Bogoso/Prestea(1)	3.1	1.76	10.2	2.28	13.3	2.16
Prestea Underground	—	—	1.1	16.30	1.1	16.30
Wassa	0.1	1.02	4.8	1.06	4.9	1.06
Benso	—	—	0.6	2.30	0.6	2.35
Hwini-Butre	—	—	0.4	4.89	0.4	4.89
Goulagou(8)	—	—	2.7	1.80	2.7	1.8

Total 2007	3.1	1.75	20.0	2.72	23.2	2.59

Total 2006	6.4	2.02	34.7	2.48	41.0	2.40

Notes to Non-Reserves - Measured and Indicated Mineral Resources Table:

(1)	The Mineral Resources for Bogoso/Prestea include Pampe and Mampon.
(2)	The Mineral Resources were estimated in accordance with the definitions and requirements of Canada’s National Instrument 43-101. The Mineral Resources are equivalent to Mineralized Material as defined by the SEC Industry Guide 7.
(3)	The Mineral Resources, other than for Goulagou (see Note 8), were estimated using optimized pit shells at a gold price of $640 per ounce from which the Mineral Reserves have been subtracted. Other than gold price, the same optimized pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. In 2006, we used a gold price of $560 per ounce for the optimized shell and the underground cutoff grade.
(4)	The Mineral Resources are not included in and are in addition to the Mineral Reserves described above.
(5)	The Qualified Person for the estimation of the Mineral Resources is S. Mitchel Wasel, Golden Star Resources Vice President of Exploration.
(6)	Numbers may not add due to rounding.
(7)	Mineral Resources are shown on a 100% basis. The Mineral Resources shown above, other than for Goulagou, are subject to the Government of Ghana’s 10% carried interest which entitles it to a 10% dividend once capital costs have been recovered, in the case of Bogoso / Prestea, Wassa and Hwini-Butre and Benso. The Mineral Resources at Prestea Underground are subject to the Government of Ghana’s 19% minority interest, with Golden Star having an 81% beneficial interest. Goulagou is 10% owned by a third party.
(8)	The Mineral Resources for Goulagou were estimated using optimized pit shells at a gold price of $560. Pit optimization parameters for the Goulagou Mineral Resources were estimated based on feasibility studies on other similar gold deposits in Burkina Faso, Golden Star’s experience in West Africa, and from limited metallurgical test work on the Goulagou ores. Heap leach processing was the assumed processing option for this deposit.

NON-RESERVES - INFERRED MINERAL RESOURCES

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

Our Inferred Mineral Resources have been estimated in compliance with definitions defined by NI 43-101 regulations. We have filed Technical Reports on our Mineral Reserves and Mineral Resources for Bogoso/Prestea and Wassa as required by NI 43-101. See our “Glossary of Terms.”

The Inferred Mineral Resources for all properties have been estimated at economic cut-off grades based on gold prices of $640 per ounce and $560 per ounce as of December 31, 2007 and December 31, 2006, respectively, and economic parameters deemed realistic.

The following table summarizes estimated non-reserves – Inferred Mineral Resources as of December 31, 2007 as compared to the total for December 31, 2006:

Property	Tonnes (millions)	Gold Grade (g/t)
Bogoso/Prestea(1)	2.8	3.04
Prestea Underground	5.0	8.26
Wassa	0.1	0.80
Benso	0.7	3.36
Hwini-Butre	0.9	4.87
Goulagou(8)	0.5	1.02
Paul Isnard(9)	10.2	1.70

Total 2007	20.2	3.68

Total 2006	28.7	3.05

Notes to Non-Reserves - Inferred Mineral Resources Table

(1)	The Inferred Mineral Resources for Bogoso/Prestea incorporates Pampe and Mampon.
(2)	The Inferred Mineral Resources were estimated in accordance with the definitions and requirements of Canada’s National Instrument 43-101. Inferred Mineral Resources are not recognized by the United States Securities and Exchange Commission.
(3)	The Inferred Mineral Resources, other than for, Goulagou and Paul Isnard, were estimated using an optimized pit shell at a gold price of $640 per ounce from which the Mineral Reserves have been subtracted. Other than gold price, the same optimized pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. For Goulagou and Paul Isnard optimized pit shells at a gold price of $560 were used. In 2006, we used a gold price of $560 per ounce for the optimized shell and the underground cutoff grade, as reported in our press release of February 14, 2007.
(4)	The Inferred Mineral Resources are not included in and are in addition to the Mineral Reserves described above.
(5)	The Qualified Person for the estimation of the Inferred Mineral Resources is S. Mitchel Wasel, Golden Star Resources Vice President of Exploration.
(6)	Numbers may not add due to rounding.
(7)	Inferred Mineral Resources are shown on a 100% basis. The Inferred Mineral Resources shown are subject to the Government of Ghana’s 10% carried interest which entitles it to a 10% dividend once our capital costs have been recovered, in the case of Bogoso/Prestea, Wassa, Hwini-Butre and Benso. The Inferred Mineral Resources at Prestea Underground, are subject to the Government of Ghana’s 19% minority interest, with Golden Star currently having an 81% beneficial interest.

(8)	Pit optimization parameters for the Goulagou Inferred Mineral Resources were estimated based on feasibility studies on other similar gold deposits in Burkina Faso, Golden Star’s experience in West Africa, and from limited metallurgical test work on the Goulagou ores. Heap leach processing was the assumed processing option for this deposit.
(9)	We have the right to acquire this property.

EMPLOYEES

As of December 31, 2007, Golden Star, including our majority-owned subsidiaries, had approximately 1,680 permanent employees and approximately 470 full time contract employees, for a total of 2,150, a 19% increase from the approximately 1,800 people employed at the end of 2006. The 2007 total includes 16 employees at our principal office in Littleton, Colorado.

CUSTOMERS

Currently all of our gold production is shipped to a South African gold refinery in accordance with a long-term gold sales contract. The refiner arranges for sale of the gold on the day it is shipped from the mine site and we receive payment for gold sold approximately three to five working days after the gold leaves the mine site. The global gold market is competitive with numerous banks and refineries willing to buy gold on short notice. Therefore we believe that the loss of our current customers would not materially delay or disrupt revenues.

COMPETITION

Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing gold properties. Factors that allow gold producers to remain competitive in the market over the long term include the quality and size of ore bodies, cost of operation, and the acquisition and retention of qualified employees. We compete with other mining companies and other natural mineral resource companies in the acquisition, exploration, financing and development of new mineral properties. Many of these companies are larger and better capitalized than we are. There is significant competition for the limited number of gold acquisition and exploration opportunities.

We also compete with other mining companies for skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other technical personnel. This the current tight market for these people could result in higher turnover and greater labor costs.

SEASONALITY

Most of our operations are in tropical climates that experience annual rainy seasons. Typically mining operations are not materially affected by the rainy seasons in Ghana but unusually high rainfall in some years has impeded mine production. Heavy rains have in the past on occasion interrupted underground drilling in the Prestea Underground. Exploration efforts in Ghana and in the Guiana Shield in South America are generally timed to avoid the rainy periods to ease transportation logistics associated with wet roads and swollen rivers. In 2006 and early 2007, decreases in rainfall in the Volta River catchment basin resulted in reduced electric power availability from a hydroelectric power plant that produces a major portion of Ghana’s electric power. In the later part of 2007 heavy late season rains in the upper Volta brought the dam water level closer to normal.

AVAILABLE INFORMATION

We make available, free of charge, on or through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet address is www.gsr.com. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

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

•	cause us to be unable to fulfill our debt payment obligations;

•	halt or delay the development of new projects; and

•	reduce funds available for exploration, with the result that depleted Mineral Reserves are not replaced.

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

We experienced a net loss of $36.4 million in 2007 and have experienced net losses in other prior fiscal years. Numerous factors, including declining gold prices, lower than expected ore grades or higher than expected operating costs (including increased commodity prices), and impairment write-offs of mine property and/or exploration property costs, could cause us to continue to be unprofitable in the future. Future operating losses could make financing our operations and our business strategy, including pursuit of the growth opportunities anticipated at the HBB properties, or raising additional capital, difficult or impossible and could materially and adversely affect our operating results and financial condition.

Our obligations could strain our financial position and impede our business strategy.

We had total consolidated debt and liabilities as of December 31, 2007 of $241.2 million, including $8.3 million payable to banks, $29.7 million in equipment financing loans, $87.1 million in convertible senior unsecured debentures maturing November 30, 2012, $54.9 million of current trade payables, accrued current and other liabilities, $42.2 million of future taxes, $0.2 million of derivative liabilities and $18.9 million accrual for environmental rehabilitation liabilities. Our indebtedness and other liabilities may increase as a result of general corporate activities. These liabilities could have important consequences, including the following:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, exploration costs and other general corporate requirements;

•

requiring us to dedicate a significant portion of our cash flow from operations to make debt service payments, which would reduce our ability to fund working capital, capital expenditures, exploration and other general corporate requirements;

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

While we have received significant infusions of cash from sales of our equity and debt, and in 2006 from the sale of shares of EURO Ressources S.A. and Moto Goldmines Limited, our only current significant internal sources of funds are operational cash flows from Bogoso/Prestea and Wassa. The anticipated continuing exploration and development of our properties are expected to require significant expenditures over the next several years in particular as we focus on development of the HBB properties. These expenditures exceeded free cash flows generated by Bogoso/Prestea and Wassa during 2007 and may do so in future years and therefore we may require additional external debt or equity financing in the future. In the future, we may not be able to obtain adequate financing on acceptable terms, which could cause us to delay or indefinitely postpone further exploration and development of our properties. As a result, we could lose our interest in, or could be forced to sell, some of our properties.

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

In the past, we have purchased South African Rand and Euro forward contracts to hedge the expected purchase of capital assets in South Africa and Europe in connection with the Bogoso sulfide expansion project, and at December 31, 2007 we had forward contracts to purchase $4.5 million of South African Rand, the last of which expire in April 2008. We may engage in additional currency hedges in the future in connection with other projects. Implementation of a currency hedging program may not adequately protect us from the effects of fluctuation in currency exchange rates.

Implementation of a hedging program might be unsuccessful and incur losses.

We continue to review whether or not, in light of the potential for gold prices to fall, it would be appropriate to establish a hedging program. The implementation of a hedging program might not, however, protect adequately against declines in the price of gold. In addition, although a hedging program could protect us from a decline in the price of gold; it might also prevent us from benefiting fully from price increases. For example, as part of a hedging program, we could be obligated to sell gold at a price lower than the then-current market price. Finally, if unsuccessful, the costs of any hedging program could further deplete our financial resources.

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

We began processing refractory ore from Bogoso/Prestea at the Bogoso sulfide processing plant in early 2007 and placed the new plant in commercial service in July 2007. We have since resolved various problems encountered during the plant start-up and continue to resolve additional issues, the resolution of which is expected to yield increased plant efficiency, higher gold output and lower costs in the future. Our production and cost projections with respect to Bogoso/Prestea include assumptions that (i) the processing technology will achieve certain anticipated efficiencies and (ii) production will increase and cash operating costs will decrease throughout 2008. There can be no assurance that our assumptions regarding anticipated efficiencies and timing will be realized. If we experience additional problems with the technology, our production and cost estimates for 2008 and thereafter may not be achieved.

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

Compliance with existing regulations governing the discharge of materials into the environment, or otherwise relating to environmental protection, in the jurisdictions where we have projects may have a material adverse effect on our exploration activities, results of operations and competitive position. New or expanded regulations, if adopted, could affect the exploration, development, or operation of our projects or otherwise have a material adverse effect on our operations.

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

Mining and processing gold from the south end of the Prestea property and from the Mampon property and other activities will require mining, environmental, and other permits and approvals from the Government of Ghana. These permits and approvals may not be issued on a timely basis or at all, and such permits and approvals, when issued, may be subject to requirements or conditions with which it is burdensome or uneconomic to comply. Such permitting issues could adversely affect our projected production commencement dates, production amounts and costs.

Our pits at Dumase and Beta Boundary North require resettlement action plans and agreements with the residents that live close to the pits. These negotiations could be difficult and may affect our ability to access these mineral resources and mineral reserves.

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

Mine development projects, including our recent development at Wassa, expansion at Bogoso/Prestea and the development of the HBB properties, typically require a number of years and significant expenditures during the development phase before production is possible.

Development projects are subject to the completion of successful feasibility studies and environmental assessments, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

•	estimation of Mineral Reserves and Mineral Resources;

•	mining rate, dilution and recovery

•	anticipated metallurgical and throughput recovery rates;

•	environmental and community considerations, permitting and approvals;

•	future gold prices; and

•	anticipated capital and operating costs.

Our mine development projects could have limited relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of Proven and Probable Mineral Reserves and operating costs developed in feasibility studies are based on reasonable assumptions including geologic and engineering analyses and might not prove to be accurate.

The management of mine development projects and start up of new operations are complex, and we do not have a history of simultaneously managing ongoing operations, the start-up of a new operation and a significant development project. Completion of development and the commencement of production may be subject to delays, as occurred at Wassa and in connection with the Bogoso sulfide expansion project. Any of the following events, among others, could affect the profitability or economic feasibility of a project:

•	unanticipated changes in grade and tonnage of ore to be mined and processed;

•	unanticipated adverse geotechnical conditions;

•	incorrect data on which engineering assumptions are made;

•	costs of constructing and operating a mine in a specific environment;

•	cost of processing and refining;

•	availability of economic sources of power;

•	availability of qualified staff;

•	adequacy of water supply;

•	adequate access to the site including competing land uses (such as agriculture and illegal mining);

•	unanticipated transportation costs and shipping incidents and losses;

•	significant increases in the cost of diesel fuel, cyanide or other major components of operating costs;

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

Because mines have limited lives based on Proven and Probable Mineral Reserves, we must continually replace and expand Mineral Reserves as our mines produce gold. We estimate that Bogoso/Prestea surface operations have about 10 years of remaining mine life and Wassa has about 5 years of remaining mine life based on current Mineral Reserves, but our estimates may not be correct. In addition, mine life would be shortened if we expand production. Our ability to maintain or increase our annual production of gold will be dependent in significant part on our ability to bring new mines into production and to expand or extend the life of existing mines.

Gold exploration is highly speculative, involves substantial expenditures, and is frequently non-productive.

Gold exploration, including the exploration of the Prestea Underground and other projects, involves a high degree of risk. Exploration projects are frequently unsuccessful. Few prospects that are explored are ultimately developed into producing mines. We cannot assure you that our gold exploration efforts will be successful. The success of gold exploration is dependent in part on the following factors:

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

We seek to confirm the validity of our rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. We have mining leases with respect to our Bogoso/Prestea, Wassa, Prestea Underground and HBB properties. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained a secure claim to individual mineral properties or mining concessions could be severely constrained. We generally do not conduct surveys of our properties until they have reached the development stage, and therefore, the precise area and location of such properties could be in doubt. Accordingly, our mineral properties could be subject to prior unregistered agreements, transfers or claims, and title could be affected by, among other things, undetected defects. In addition, we might be unable to operate our properties as permitted or to enforce our rights with respect to our properties.

We depend on the services of key executives.

We are dependent on the services of key executives including our President and Chief Executive Officer (“CEO”) and a small number of highly skilled and experienced executive personnel. Due to the relatively small size of our management team, the loss of one or more of these persons or our inability to attract and retain additional highly skilled employees could have a material adverse effect on our business and future operations. Peter J. Bradford, our CEO since 1999, resigned at the end of December 2007 and a search for a replacement is underway. Mr. Thomas G. Mair, previously our Chief Financial Officer, is currently acting as President and CEO on an interim basis. Failure to identify a suitable CEO could have an adverse effect on the Company’s business and operations.

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

We are subject to changes in the regulatory environment where we operate which may increase our costs of compliance.

Our mining operations and exploration activities are subject to extensive regulation governing various matters, including:

•	licensing;

•	production;

•	taxes;

•	disposal of process water or waste rock;

•	toxic substances;

•	development and permitting;

•	exports and imports;

•	labor standards;

•	mine and occupational health and safety;

•	environmental protection and corporate responsibility; and

•	mine closure plans.

Compliance with these regulations increases the costs of the following:

•	planning;

•	designing;

•	drilling;

•	operating;

•	developing;

•	constructing; and

•	closure, reclamation and rehabilitation.

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

In accordance with the Minerals and Mining Act, 2006 (Act 703), the Government of Ghana has a 10% free carried interest in the mineral operations of Ghanaian mining companies. The carried interest comes into existence at the time the government issues a mining license. As such, the Government of Ghana currently has a 10% carried interest in our subsidiaries that own the Bogoso/Prestea mine, the HBB properties, the Wassa mine, and a 19% carried interest in the Prestea Underground property in Ghana.

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

From time to time we have experienced extensive illegal mining activity on our mining and exploration properties. In late 2006, the Ghana Ministry of National Security initiated a country-wide operation to remove illegal miners from legal mineral concessions, including those at our properties. While this action was successful in removing most of the illegal miners from our leases, scattered instances of illegal mining continues. There can be no assurance that problematic illegal mining at more material levels will not resume in the future.

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

Our common shares are listed on the American Stock Exchange, the Toronto Stock Exchange and the Ghana Stock Exchange. Securities of small-capitalization companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in gold prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. Other factors unrelated to our performance that could have an effect on the price of our common shares include the following:

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

•

a substantial decline in our stock price that persists for a significant period of time could cause our securities to be delisted from the American Stock Exchange and the Toronto Stock Exchange further reducing market liquidity.

As a result of any of these factors, the market price of our common shares at any given point in time might not accurately reflect our long-term value. The stock markets in general have recently suffered major declines. Securities class action litigation often has been brought against companies following periods of market price volatility that affects the market price of particular securities without regard to the performance of the company whose stock price is affected. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

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

Holders of our common shares or warrants or options to purchase our common shares who are U.S. taxpayers should be aware that we could be considered to be a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes. Although we believe that we were not a PFIC for 2007 and do not expect to become a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control, therefore we cannot guarantee that we will not be a PFIC.

If we are declared to be a PFIC for any year, any holder of our common shares or warrants or options to purchase our common shares who is a U.S. person for U.S. income tax purposes (a “U.S. Holder”) and whose holding period for those shares, warrants or options includes any portion of a year in which we are a PFIC generally would be subject to a special adverse tax regime in respect of “excess distributions.” Excess distributions include certain distributions received with respect to PFIC shares in a taxable year and gain recognized by a U.S. Holder on a sale or other transfer of our shares, or of warrants or options to purchase our shares, (including certain transfers that would otherwise be tax free). Such excess distributions would be allocated ratably to the U.S. Holder’s holding period. The current year’s allocation would be includible as ordinary income in the current year. Prior year’s allocations would be taxed at the highest marginal rate applicable to ordinary income for each such year and would be subject to interest charges to reflect the value of the U.S. income tax deferral.

Elections may be available to mitigate the adverse tax rules that apply to PFICs (the so-called “QEF” and “mark-to-market” elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. The QEF and mark-to-market elections are not available to U.S. Holders with respect to warrants or options to acquire our common shares.

Additional special adverse rules also apply to investors who are U.S. Holders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC. Special estate tax rules could be applicable to our common shares if we are a PFIC.

The conversion feature of our Convertible Senior Unsecured Debentures could limit increases in the trading price of our common shares.

The conversion price of our Convertible Senior Unsecured Debentures due November 2012 is $5.00 and represented a 31% premium over the closing price of the common shares on the American Stock Exchange on October 23, 2007, the day prior to commencement of the debenture offering. This conversion feature may limit the increase in the price of our common shares, since any increase in the stock price above the conversion price will make it more likely that debentures will be converted, thereby exerting a downward pressure on the market price of the common shares.

The existence of outstanding rights to purchase or acquire common shares could impair our ability to raise capital.

As of February 26, 2008, approximately 9.8 million common shares are issuable on exercise of warrants and options to purchase common shares at prices ranging from Cdn$1.02 to Cdn$9.07. In addition, 25.0 million common shares are currently issuable upon conversion of our 4% Convertible Senior Unsecured Debentures due in November 2012. During the life of the warrants, options, debentures and other rights, the holders are given an opportunity to profit from a rise in the market price of common shares, with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period such rights are outstanding could be adversely affected, and the existence of the rights could have an adverse effect on the price of our common shares. The holders of the warrants, options, debentures and other rights can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	DESCRIPTION OF PROPERTIES

MAPS OF OPERATIONS AND PROPERTIES

The maps below show the locations of Bogoso, Prestea, Wassa, Pampe, the HBB properties and Mampon in Ghana, and various exploration properties in other areas of West Africa. These properties are described in further detail below.

PROPERTY STATUS TABLE

The chart below summarizes information regarding our more significant properties, which are described in further detail below:

Property	Type of Interest	Expiry Date	Property size	2007 Status	Comments
Bogoso (Ghana)	Government granted mining leases held by a 90% owned subsidiary	8/21/2017 8/16/2018	95 km2	Active	Mining stage
Prestea (Ghana)	Government granted mining lease held by a 90% owned subsidiary	7/6/2031	116 km2	Active	Mining and development stage
Wassa (Ghana)	Government granted mining lease held by a 90% owned subsidiary	9/16/2022	53 km2	Active	Mining stage
Wassa Regional (Ghana)	Prospecting & reconnaissance - owned and joint ventured	Various	191 km2	Active	Exploration stage
Prestea Underground (Ghana)	Government granted mining lease, 81% beneficial interest	7/6/2031	116 km2 lies directly below Prestea surface lease	Active	Exploration stage
Dunkwa-Asikuma (Ghana)	Prospecting license	12/20/08	66 km2	Active	Development stage
Dunkwa-Mansiso (Ghana)	Prospecting license	1/9/08	56 km2	Active	Exploration stage
Akropong (Ghana)	Reconnaissance & prospecting licenses	Various	324 km2	Active	Exploration stage joint ventures and our own applications
Pampe	Mining lease	06/03/12 Government approval given, fees paid awaiting official documentation	50 km2	Active	Mining and exploration stage
Hwini-Butre (Ghana)	Mining lease	01/10/12	40 km2	Active	Development stage/advanced exploration stage
Manso (Ghana)	3 Prospecting licenses and joint venture agreements	Various	221 km2	Active	Exploration stage
Benso – Subriso Block (Ghana)	Mining lease	02/26/11	21 km2	Active	Development stage
Ghana Regional	3 Reconnaissance & prospecting licences - joint ventures	Various	5,377 km2	Active	Exploration stage
Côte d’Ivoire Regional	3 Permis de Recherche 2 Prospection permits Afema	08/10/2010 3/15/2008 pending renewal	~2,803 km2 ~1,818 km [2] ~1,981 km2	Active Active Active	Exploration stage Exploration stage Exploration stage
Mano JV (Sierra Leone)	2 Prospecting permits	Various	260 km2	Active	Exploration stage
Goulagou & Rounga, (Burkina Faso)	2 Permis de recherché. Agreements allow earning up to 90%.	6/1/09	487 km2	Active	Optioned to Riverstone Resources Inc.
Deba & Tialkam (Niger)	2 Permis de recherché	11/24/10	930 km2	Active	Exploration stage
Paul Isnard & Bon Espoir (French Guiana)	10 Research permits in joint ventures	Various	420 km2	Active	Exploration stage

Brazil Regional:	7 Prospecting permits or applications pending	Various	1,515 km²	Active	Exploration stage

Suriname - Saramacca	Various government granted rights and option agreements with property owners	Rights of exploration renewals and transfers pending under option agreements	660 km2	Active	Exploration stage joint venture with Newmont

Suriname - Benzdorp South	Various government granted rights and option agreements with property owners	Rights of exploration and rights of reconnaissance	970 km²	Active	Farm out agreement of underlying option rights

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

Rights to explore and develop a mine are administered by the Minister of Lands, Forests and Mines through the Minerals Commission, a governmental organization designed to promote and control the development of Ghana’s mineral wealth in accordance with the current mining law. A company or individual can apply to the Minerals Commission for a renewable exploration license granting exclusive rights to explore for a particular mineral in a selected area for an initial period not exceeding three years. When exploration has successfully delineated a Mineral Reserve, an application may be made to the Minerals Commission for conversion to a mining lease, granting a company the right to produce a specific product from the concession area, normally for a period of 20 to 30 years. Production must typically begin within two years of the date of grant of a mining lease.

The new Minerals and Mining Act, 2006 (Act 703), which came into effect in March 2006 requires that any person who intends to acquire a controlling share of the equity of any mining company that has been granted a mining lease by the Government of Ghana must first give notice of its intent to the Government and obtain its consent prior to acquiring a controlling share.

Under the new mining law, the Government of Ghana continues to hold a 10% carried interest in all companies that hold mining leases. The 10% carried interest entitles the Government of Ghana to a pro-rata share of future dividends. The Government of Ghana has no obligation to contribute development capital or operating expenses. GSBPL and GSWL owe $408.8 million and $142.9 million, respectively, to Golden Star or its subsidiaries as of December 31, 2007 for past advances and interest on these advances, and these amounts would be repaid to us before payment of any dividends. Under the old mining law the Government of Ghana was entitled to acquire up to an additional 20% interest in our operating companies at a mutually agreed price. Under the new mining law the Government of Ghana no longer has the right to acquire this additional 20% interest.

The Government of Ghana is also entitled to acquire a special or golden share in any mining company at any time for no consideration or for such consideration as the Government of Ghana and the mining company might agree. The special share would constitute a separate class of shares with such rights as the Government of Ghana and a mining company might agree. In the absence of such agreement, the special share would have the following rights:

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

The Government of Ghana has a pre-emptive right to purchase all gold and other minerals produced by mines in Ghana. The purchase price would be agreed by the Government of Ghana and the mining company, or the price established by any gold hedging arrangement between and any third party approved by the Government, or the publicly quoted market price prevailing for the minerals or products as delivered at the mine or plant where the right of preemption was exercised. The Government of Ghana has agreed to take no preemptive action pursuant to its right to purchase gold or other minerals so long as mining companies sell gold in accordance with certain procedures approved by the Bank of Ghana.

Ghanaian Royalty Requirements

Under the mining law, a holder of a mining lease is required to pay quarterly a royalty of not less than 3% and not more than 6% of gold revenues. The Government of Ghana determines the royalty percentage each year based on the ratio that the operating margin bears to the value of gold produced from a mining lease in that year. Based on the Mineral Royalty Regulation of 1987, the royalty is 3% when the operating ratio is 30% or less, the royalty increases 0.225% for each 1% increase in operating ratio until the royalty reaches a maximum of 6% at an operating ratio of 70%. In 2007, 2006 and 2005 the royalty rate for GSBPL was 3% of revenues and GSBPL paid $2.6 million, $1.9 million and, $1.8 million, respectively. The royalty payments from GSBPL have not exceeded 3% per annum in any year. GSWL paid a 3% royalty of $2.7 million, $1.5 million and $0.9 million in 2007, 2006 and 2005, respectively.

Ghanaian Environmental Regulations

Environmental matters in Ghana, including those related to mining, fall under the oversight of the Ghana Environmental Protection Agency (“EPA”), with some responsibilities lying with the Minerals Commission. The EPA has rules and guidelines that govern environmental impact statements, mine operations, and mine closure and reclamation, to which our operations are subject. Additional provisions governing surface uses by our stakeholders are provided in the Minerals and Mining Act (Act 703, 2006).

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

We completed a review of the asset retirement obligations for Bogoso/Prestea and Wassa in 2007. Additional work has been completed at both Wassa and Bogoso/Prestea to rehabilitate disturbed lands and reduce some of the long-term corporate liabilities including re-profiling waste dumps, capping hard rock with oxide materials, topsoil spreading and planting for both slope stabilization and long-term rehabilitation. Rehabilitation expenditures totaled $0.9 million, $1.1 million, and $0.8 million respectively in 2007, 2006 and 2005.

To our knowledge, all our operations in Ghana are currently in substantial compliance with all environmental requirements.

COMMUNITY DEVELOPMENT PROGRAMS AND SUSTAINABILITY

We conduct our business as a responsible corporate citizen in keeping with our environmental, community relations and human rights, and health and safety policies. We believe our ongoing success in Ghana can only be achieved by continuing to build good relations with our local stakeholder communities and by incorporating stakeholder comments and addressing their concerns in our developing projects and ongoing operations. We believe our success as an employer, as a neighbor and as an important part of the local economy is built on achieving and maintaining good community relationships while we work with the our communities to further local economic development that is independent of our activities. As such, we are committed to sharing our success with our neighbors through our Development Foundation and our oil palm project.

Our work in 2007 focused on furthering economic development and the inclusion of our communities into our development programs. Our commitment to our oil palm out-grower programs was maintained while both Wassa and Bogoso/Prestea furthered the development of the centralized oil palm project. Our oil palm project was reviewed by an independent external consultant and some concerns were raised about the manner in which land was obtained and people were integrated into the project. To address these concerns, a suite of procedures was written and implemented that covered a range of areas including the governance of the project, how land is obtained and surety of food supply for the subsistence farmers. A high level of interest and support for the program has been received from communities, key stakeholders and the regulatory authorities. The current status of the project is provided below:

•

Bogoso / Prestea: We are in the process of clearing and planting another 198 hectares on an old coffee plantation. The original plantation of 276 hectares is in its second year of growth with some fruits set; and

•	Wassa: A coffee plantation of 338 hectares is in development with 126 hectares cleared and 99 hectares planted by end of 2007.

Through our development foundation and other independent community projects, community and infrastructure development within our stakeholder communities has continued. Work to complete the Prestea Police Station was started and should be completed in 2008. Additional community projects include scholarships for local students, several village electrifications programs, a new wing for the Prestea Secondary School, a bridge for the Brakwaline community and a new program of work for farmers at Wassa. The development foundation continues to be funded by us by contributions equal to $1 per ounce of gold produced plus 0.5% of pretax profit.

OPERATING PROPERTIES

The Bogoso/Prestea Gold Mine

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

There are two ore processing facilities at Bogoso/Prestea, and open pit mining methods are employed. Ore is hauled by truck from the pits to the processing plants. Equipment and facilities include; a nominal 1.5 million tonne per annum oxide ore processing plant, a nominal 3.5 million tonne per annum sulfide ore processing plant, a fleet of haul trucks, loaders and mining support equipment. In addition, there are numerous ancillary support facilities including warehouses, maintenance shops, roadways, administrative offices, an employee residential complex, power and water supply systems, a medical clinic, and a tailings disposal facility.

We acquired Bogoso in 1999 and Prestea in 2001. Historical gold output at the Bogoso processing plants has typically ranged between 100,000 and 130,000 ounces per year. See the “Operating results for Bogoso/Prestea” section below for additional details on historical production and operating costs. The Bogoso/Prestea property also incorporates the following:

Prestea Underground - The Prestea Underground is located directly beneath the Prestea property. It consists of a large underground gold mine that operated for over 100 years under a number of former owners. We are continuing to conduct exploration and development drilling and carry out engineering, geological and economic analysis of the mine to determine if it can be reopened on a profitable basis. The mine includes two useable shafts which allow access to various levels and several kilometers of underground workings on numerous levels extending as deep as 1,400 meters below the surface. See the “EXPLORATION STAGE PROPERTIES IN GHANA” section of this 10-K for additional information on this property.

Pampe - The Pampe deposit is located approximately 19 kilometers west of the Bogoso processing plants. As at December 31, 2007 we have estimated a Probable Mineral Reserve of 1.4 million tonnes at an average gold grade of 3.58 g/t and we are mining at this property using open pit mining methods. Pampe ore is hauled by truck to the Bogoso processing plants.

Mampon - The Mampon deposit is located approximately 35 kilometers north of the Bogoso processing plant. Mampon is an undeveloped gold deposit with as at December 31, 2007, an estimated 1.4 million tonnes of Probable Mineral Reserves at an average gold grade of 5.02 g/t which we believe is recoverable by open pit mining methods. It is expected that Mampon ore will be hauled by truck to the Bogoso processing plants starting at some point after 2008.

Operating Results for Bogoso/Prestea

The following table displays historical operating results for non-refractory ore processing.

Bogoso/Prestea – Non-refractory ore	2007	2006	2005
Non-refractory ore processed (t)	1,429,309	1,493,948	1,557,881
Grade milled (g/t)	2.04	3.56	4.14
Recovery %	73.3	60.4	60.7

The following table displays historical operating results for refractory ore processing.

Bogoso/Prestea – Refractory ore (2) (3)	2007	2006	2005
Refractory ore processed (t)	1,640,318	—	—
Grade milled (g/t)	2.44	—	—
Recovery %	52.1	—	—

Combined gold output at Bogoso/Prestea

Bogoso/Prestea – Total	2007(2) (3)	2006	2005
Total gold sales (oz)(1)	120,216	103,792	131,898
Cash operating costs ($/oz)	766	412	338
Total cash costs ($/oz)	788	430	351

(1)	Gold sales are shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital has been repaid, the Government of Ghana would receive 10% of the dividends from the subsidiary owning Bogoso/Prestea.
(2)	The Bogoso/Prestea sulfide processing plant was not placed in service until July 2007.
(3)	In addition to the 2007 gold production shown for Bogoso/Prestea above, 7,803 ounces of gold were recovered in the first half of 2007 during testing and commissioning of the new sulfide processing plant.

Bogoso/Prestea Expansion Project

Since a majority of the mineral reserves at Bogoso/Prestea are refractory sulfide ores, we recently constructed a nominal 3.5 million tonne per annum sulfide processing plant, (the “Bogoso sulfide processing plant”) adjacent to the existing Bogoso oxide processing plant. The Bogoso sulfide processing plant was completed and placed in commercial production on July 1, 2007. The new plant uses bio-oxidation technology to oxidize refractory sulfide ore prior to conventional treatment. The new Bogoso sulfide processing plant, together with the existing Bogoso oxide processing plant, are designed to process approximately 5.0 million tonnes of gold ore per year.

The Bogoso oxide processing plant has processed oxide and non-refractory ores from the Bogoso/Prestea area since the late 1980s. During 2007 it processed mainly oxide ores from the Bogoso area pits and from the new Pampe pit to the west. While the Bogoso oxide processing plant was originally designed to process only non-refractory and oxide ore, renovations over the past several years have provided it with the ability to process both non-refractory/oxide and refractory sulfide ores. Since late 2007, following completion of the Bogoso sulfide processing plant, the Bogoso oxide processing plant has been treating sulfide ore. Its flotation circuit produces a sulfide concentrate that is transferred to the bio-oxidation circuit at the Bogoso sulfide processing plant.

During 2008 we expect the Bogoso oxide processing plant to treat sulfide ore for part of the year and oxide ore for part of the year. The Pampe pit will continue to produce oxide ore for processing at Bogoso where it will be stockpiled until there is sufficient ore to allow oxide processing for a period of several months. We expect to have permits by the end of 2008 to allow oxide ore mining at Prestea South to commence in 2009. Once the Prestea South and Pampe mines are producing oxide ore on a steady basis, we expect the Bogoso oxide processing plant will treat oxide ore most of the time. There are also oxide deposits at Mampon.

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

Mineral Reserves at Bogoso/Prestea

At December 31, 2007, Bogoso/Prestea had Proven and Probable Mineral Reserves, including the Probable Mineral Reserves at Mampon and at Pampe, of 44.8 million tonnes at a grade of 2.72 g/t containing approximately 3.9 million ounces of gold (before any reduction for the Government of Ghana’s 10% minority interest). Assuming no new Mineral Reserves are discovered, the current Proven and Probable Mineral Reserves should support mining operations for approximately ten years, although we expect the mine life to be extended as we continue to evaluate Mineral Resources through ongoing exploration efforts. See the Proven and Probable Mineral Reserves table and the Non-Reserves – Measured and Indicated Mineral Resource table in Item 1 of this Form 10-K

Exploration at Bogoso/Prestea

Our 2007 exploration program at Bogoso/Prestea focused on an extensive airborne geophysical survey, on resource estimation of Tuapim and Bondaye at Prestea South, and drill testing of the southern extensions of Prestea South. The Time Domain Electro Magnetic (VTEM) Airborne Geophysical survey was flown over the areas covered by the Bogoso mining lease, the northern portion of Prestea mining lease, the entire Mansiso prospecting license, most of the Asikuma prospecting license and all of the Pampe prospecting license. A total of 4,483 line kilometers were flown and data analysis and interpretation will continue through 2008. The survey was designed to identify deeper drill targets below the current open pit resources. Preliminary results have been successful in mapping significant conductors at depth. We expect that the VTEM survey will improve our understanding of the structural controls of gold mineralization along the Ashanti Trend and generate future drill targets for 2008 and subsequent years.

Drilling completed late in 2006 and early 2007 at the Tuapim and Bondaye deposits in the Prestea South area was used to refine Mineral Resource estimates resulting in an increase in the Indicated Mineral Resources at Tuapim and Bondaye. Drilling on the southern extremes of the Prestea property south of Bondaye and Tuapim failed to intersect any significant mineralized structures.

The Wassa Gold Mine

Overview of the Wassa Gold Mine

We own and operate the Wassa gold mine located approximately 35 kilometers east of Bogoso/Prestea in southwest Ghana. The property was acquired in 2001 from a former owner who had operated the mine as a heap leach gold mine. The property, as now constituted, includes a series of open-pits, a nominal 4.0 million tonne per annum CIL processing plant with its crushing and grinding circuits, a fleet of mining equipment, ancillary facilities including an administration building, a warehouse, a maintenance shop, a stand-by power generating facilities and an employee residential complex. We completed construction of the CIL processing plant in early 2005, and the mine was placed in commercial service on April 1, 2005.

In the third quarter of 2008, we plan to initiate mining at our Benso property located approximately 40 kilometers south of Wassa and to haul the Benso ore to the Wassa plant for processing. See the DEVELOPMENT PROPERTIES section of this Form 10-K for additional discussion of the HBB properties and its impact on Wassa.

Geology at Wassa

Wassa lies within the Eburnean Tectonic Province in the West African Precambrian Shield. The Proterozoic rocks that comprise most of the West African craton and host the major gold mineralization in Ghana are subdivided into met sedimentary and volcanic rocks of the Birimian and Tarkwaian sequences.

Wassa is hosted within the same Birimian volcano-sedimentary greenstone package as Bogoso/Prestea. However, Wassa is situated on the southeastern flank of the Ashanti Belt while Bogoso and Prestea occur along the northwestern flank. The northwestern flank of the belt hosts the Obuasi, Prestea, and Bogoso gold mines, and the southeastern flank also is characterized by gold mines and mineral occurrences. Tarkwaian-hosted deposits along the southeastern limb include Goldfield’s Tarkwa and Abosso mines, while Birimian-hosted gold occurrences include the Akyem deposit owned by Newmont Mining, the deposits on our HBB properties and Wassa.

Operating Results for Wassa

The following table displays historical operating results at Wassa.

Wassa Operating Results	2007	2006	2005(1)
Ore processed (t)	3,752,376	3,690,672	2,691,923
Rate (t/day)	10,280	10,111	9,789
Grade milled (g/t)	1.17	0.90	0.91
Recovery %	92.0	88.8	88.7
Total gold production (oz)	126,062	97,614	69,070
Cash operating cost ($/oz)	444	474	468
Total cash cost ($/oz)	465	493	482

(1)	Represents nine months of operations following Wassa’s April 1, 2005 in-service date.

Mineral Reserves at Wassa

As at December 31, 2007, Wassa, including the HBB properties, had Proven and Probable Mineral Reserves of 17.6 million tonnes with an average grade of 1.79 g/t containing approximately 1.01 million ounces of gold before any reduction for the Government of Ghana’s 10% minority interest.

Exploration at Wassa

Our 2007 exploration activities at Wassa focused on in-fill drilling around the existing pits. By the end of 2007, this resource definition drilling resulted in an increase in Wassa’s Indicated Mineral Resource from that of the previous year end. In 2008 we plan to test several mineralized zones located outside the active Wassa pit areas including the Adaase, Twifu-Ateiku, Osenoso 1 & 2 and Bawdia Bosso areas. Limited exploration was conducted on the Accra Newtown concession in 2007 including initial drilling over a 1,500 meter soil anomaly along the Tarkwaian – Birimian contact. We plan to continue shallow drilling at this zone in 2008.

DEVELOPMENT PROPERTIES

Prestea South Properties

The Prestea South properties lie along the Ashanti trend, to the south of the town of Prestea. Gold mineralization is associated with the same fault structure that continues on north through our Bogoso property. While various sections of the resources at Prestea South were mined by prior owners using underground methods in the past, the surface oxide resources have not been extensively mined.

As at December 31, 2007, the Prestea South properties had a total Probable Mineral Reserve of 9.0 million tonnes grading 2.73 g/t containing approximately 0.8 million ounces before any reduction for the Government of Ghana’s 10% minority interest. Approximately 50% of the mineral reserve is non-refractory.

We have applied for requisite permits to initiate surface mining on the Prestea South pits. Assuming permits are received in a timely manner, oxide ore shipments from Prestea South to the Bogoso oxide processing plant are scheduled to commence in early 2009. Ore from the Prestea South pits will be hauled by truck to the Bogoso oxide processing plant along a 20 km haul road. We expect the Prestea South pits to furnish approximately 800,000 tonnes per year of oxide ore over their 3.5 year life.

HBB Properties

The HBB properties, which lie at the southeastern end of the Ashanti trend in Ghana, were acquired in December 2005. Hwini-Butre is located approximately 70 kilometers south of Wassa and occupies an area of approximately 180 square kilometers. Benso is located directly north of the Hwini-Butre property and about 40 kilometers south of Wassa. We currently hold a 90% interest in the Benso property (through our subsidiaries) and the Government of Ghana holds a 10% carried interest. We recently received mining leases for the HBB properties.

The HBB properties lie along the southeastern flank of the Birimian-aged (lower Proterozoic) Ashanti Belt, along the same structural trend as Wassa. The southwestern part of the Hwini-Butre property covers the Mpohor Complex, a syn-volcanic mafic intrusive that is bound to the east and north by the Butre volcanic sequence. The Mpohor Complex is a polyphase intrusion with compositions ranging from gabbroic to granophyric, with intermediate phases such as diorite and granodiorite. The Butre volcanic sequence, which also underlies the Benso property further north, mostly comprises volcanic flows with minor meta sediment horizons. The main regional structural orientation trends northeasterly but extensive north to northwest trending cross-cutting fracture systems are also well developed. The latter host much of the mineralization in the district, with vein systems at Dabokrom, Father Brown, and Adoikrom, within or marginal to the Mpohor Complex. Mineralization on the Hwini-Butre property is typically associated with shallowly east-dipping narrow quartz veins and their associated sericitic alteration halos, with coarse free gold associated with sulfides and as specks within the quartz veins and altered host rocks. In contrast, mineralization at Subriso West and Central Subriso forms a series of relatively steep dipping, north-trending zones characterized by strong shearing and pervasive silica replacement with local silica flooding and only minor thin quartz veining.

Based on the feasibility study, which was completed in April 2007, we plan to mine the Hwini-Butre and Benso deposits as satellite sources of ore to feed to our Wassa processing plant. Combining these new ore bodies with the Wassa operation should result in higher processed grade, higher gold output, and an extended life for the combined operation as well as an improvement in the average cash operating cost per ounce.

The four pits at the Benso concession are scheduled to be mined first. Construction commenced on the 52 km access road between Benso and Wassa in mid-October following receipt of environmental permits. We expect to complete construction of the access road by the third quarter of 2008. Mining should commence in the third quarter of 2008, and we anticipate that the first ore would be hauled to Wassa for processing immediately afterward. Mining of the two higher-grade deposits on the Hwini-Butre concession is scheduled to begin in the second quarter of 2009 following the completion of a 30 km access road south from the Benso area. As at December 31, 2007, Proven and Probable Mineral Reserves totaled 4.5 million tonnes at an average grade of 4.17 gram per tonne at the HBB properties.

The total capital expenditure for the development of Hwini-Butre and Benso has been estimated at $50.1 million as follows:

Capital Item	(in millions)
Mining equipment	$20.6
Haul road construction	11.9
Wassa processing plant modifications	3.5
Hwini-Butre & Benso infrastructure	5.4
Compensation for haul road and pits	3.1
Ownership payment	1.0
Contingency (approximately 10%)	4.6

Total	$50.1

The 2008 drilling programs planned for the Hwini Butre–Benso concessions will focus on drilling of the known mineralized zones, as well as further testing the new targets delineated over the last two years in order to bring these into the mineral inventory by the end of 2008.

EXPLORATION STAGE PROPERTIES IN GHANA

Prestea Underground

The Prestea Underground is an inactive underground gold mine located to the south of Bogoso and adjacent to the town of Prestea. The property consists of two surface access shafts and extensive underground workings and support facilities. Support facilities include an administrative office, maintenance shops, a warehouse and electrical substations. Access to the mine site is via a paved road from Tarkwa and Accra maintained by the Government of Ghana. Any potential future production from the Prestea Underground would be trucked to the Bogoso plants for processing.

From the 1870s to 2002 when mining ceased following an extended period of low gold prices, the Prestea Underground operations produced approximately nine million ounces of gold, the second highest production of any mine in Ghana. The underground workings are extensive, reaching depths of approximately 1,400 meters and extending along a strike length of approximately nine kilometers. Underground workings can currently be accessed via two surface shafts, one near the town of Prestea (Central Shaft) and a second approximately four kilometers to the southwest at Bondaye.

GSBPL now holds a 90% ownership in the Prestea Underground with the Government of Ghana holding a 10% ownership in Prestea Underground as well as its 10% holding in GSBPL, resulting in an 81% beneficial ownership by Golden Star. Underground drilling continued until late in 2006 when illegal mining in the vicinity of the Bondaye shaft caused damage to the shaft resulting in its closure. This in turn resulted in the suspension of all underground activities at Prestea as Bondaye was the alternate egress for all of the underground workings. During 2007, refurbishment work was conducted on both Bondaye and the Central Shaft and this effort will continue into 2008.

Over the past few years, drilling programs at the Prestea Underground have identified two zones of gold mineralization in un-mined areas of the old underground workings. These zones are referred to as the West Reef and the Footwall Reef. The Footwall Reef zone is relatively shallow and could possibly be accessed from a decline ramp from the surface. We expect to complete a preliminary feasibility study for this zone in the first quarter of 2008. If the preliminary feasibility study indicates a potential economic resource, the preliminary feasibility study would be expanded into a full feasibility study during 2008.

The West Reef is deeper and would require accessing and hoisting of ore via the Central Shaft. Additional drilling is planned in 2008 which would seek to expand this zone.

Geology of Prestea Underground

The Prestea Underground deposits are located along the same Ashanti Trend structure as are our Bogoso deposits a few kilometers to the north and our Prestea South deposits a few kilometers to the south. At the Prestea Underground most of the gold mineralization is found in a narrow tabular fault zone which dips steeply to the northwest. Two types of gold hosts have historically been recognized at Prestea: fault-related hydrothermal quartz veins; and disseminated sulfide-hosted gold mineralization associated with metavolcanic pods. The first type of ore was the focus of intense mining during Prestea’s past production. Both types of mineralization will be evaluated.

Akropong Trend Properties

New rock exposures opened up by mining activity at our new Pampe pit during 2007 are being mapped to better understand the controls of gold mineralization at Pampe. The combination of the mapping along with detailed grade control drilling will be used to determine the potential for further gold mineralization along this trend in 2008. The projected southern extension of the Pampe South Trend has been tested by an infill soil augering program, mapping and prospecting on the Kobra concession, located southwest of the Pampe mining lease. Results from these programs have outlined several gold-in-soil anomalies which have been budgeted for follow up in 2008.

Dunkwa Properties

The Mansiso and Asikuma Prospecting Licenses, located along the Ashanti Trend north of our Bogoso mining lease, were flown with the VTEM airborne geophysical in 2007. To aid in interpretation of the VTEM geophysical survey we completed a regional geological mapping program over this are in 2007. As mentioned above, the geophysical data is being processed and we expect a final product from the consulting geophysicists in the second half of 2008. Funds have been allocated in the 2008 budget to begin testing VTEM targets as well as testing the down dip extensions of the Mampon deposit.

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

OTHER EXPLORATION STAGE PROPERTIES IN AFRICA

Mano River Joint Venture, Sierra Leone

Work continued in the Sierra Leone during 2007 under our joint venture agreement with Mano River Resources Inc. In the third quarter of 2007, we established an exploration camp at a property known as Sonfon and began drilling the soil geochemical anomalies identified in earlier work. We expect to continue drilling the Sonfon anomalies in 2008. Expenditures on the Mano River joint venture in 2007 totaled $1.4 million with expenditures of $0.8 million planned for 2008.

Cote d’Ivoire

During 2007 we explored the south west extensions of certain Ghanaian gold belts which continue across the Ghana boarder into south east Ivory Coast. We now hold approximately 6,000 square kilometers in the Ivory Coast along these northeast trending structures to the west of the Sefwi greenstone belt in Ghana. Between 2005 and 2007 we completed a regional stream and laterite sampling program on these areas which has identified two coincidental stream and laterite gold anomalies on our Amelekia license. These two zones cover an area approximately 4.5 kilometers by 20 and 24 kilometers long. In addition to these two anomalies on the Amelekia License, we have identified a smaller 4 kilometer by 8 kilometer coincident laterite and stream anomaly on our near by Abengourou License. During 2008 we plan to follow up on these three anomalies using wide spaced soil sampling, prospecting and regional mapping.

In March 2005, we entered into an option to purchase the Afema project in the Ivory Coast from the Ivorian parasitical company Société d’Etat pour le Développement Minier de la Côte d’Ivoire II (‘SO.DE.MI.”). The Afema property covers an area of 1,981 square kilometers of Birimian rocks in south east Côte d’Ivoire which represent the southeastern extension of the Sefwi Belt meta-volcanics and the Kumasi Basin meta-sedimentary rocks. Under the terms of the acquisition agreement, we were entitled to carry out a six month detailed technical due diligence, after which we had the right to acquire 100% of the property.

We undertook an intensive exploration program at Afema during the six months following signing of the option and have since acquired the property but SO.DE.MI has not yet received presidential decree on the renewal of the license and as a result our exploration activities were minimal during 2007.

Goulagou, Burkina Faso

We hold a 90% beneficial interest in the Goulagou and adjoining Rounga gold properties, which were acquired along with the HBB properties in late 2005, with a local Burkina Faso partner owning a 10% interest. The Government of Burkina Faso will receive a statutory 10% carried interest upon the granting of a mining lease. Together the two contiguous properties cover approximately 487 square kilometers and are located approximately 100 kilometers west of Ouagadougou, the capital city of Burkina Faso, and 20 kilometers north of the city of Ouahigouya. Drilling programs carried out by the prior owner and their predecessors identified several areas of gold mineralization including two parallel zones on the Goulagou property – the Goulagou I and II deposits.

During 2007, exploration work on Rounga and Goulagou consisted of soil geochemical sampling, ground IP geophysical surveys and RAB drilling. Nine targets were tested in 2007 on both properties and the results were marginal.

In October 2007, we entered into an option agreement with Riverstone Resources Inc. granting an option to purchase the Goulagou and Rounga concessions. Exploration programs for 2008 will be decided by a joint management committee between Golden Star Exploration and Riverstone with Riverstone implementing the programs on the ground.

Deba and Tialkam Projects, Niger

Our Deba and Tialkam gold properties in Niger were acquired along with the HBB properties in late 2005. We hold a 100% interest in the two exploration permits, subject to the 10% interest of the Government of Niger. Based on data obtained from exploration carried out by previous owners and the presence of artisanal workings, the prior owner initiated a drilling program in late 2005, which we continued in 2006. Results of this drilling were largely inconclusive.

In 2007, historical data compilation work continued for Deba and Tialkam and was used to plan systematic exploration programs following up on the best targets as well as fill in gaps in the data set. Field exploration programs on the Tialkam concession involved establishment of two soil grids over the most prospective areas and subsequent soil sampling, mapping and prospecting.

As required by the Government of Niger mineral law, we were required to surrender 50% of the ground on both concessions by the end of 2007. This was completed and the licenses were approved by the Ministry of mines late in 2007. We have subsequently reapplied for the surrendered portion of the ground but as of the end of 2007 we have not had a response from the government.

Exploration field work in 2008 plans to advance exploration of both properties with establishment of two detailed grids over prospective areas at Deba and ground geophysics and first pass drilling both at Deba and Tialkam.

EXPLORATION STAGE PROPERTIES IN SOUTH AMERICA

Saramacca Property

The Saramacca property, located in Suriname, consists of three major concession holdings totaling 660 square kilometers. The area is underlain by lower Proterozoic greenstone rocks of the Paramaka and Armina formations which also host IamGold’s Gross Rosebel Mine and Newmont’s Nassau Property.

Our work between 2003 and 2005 defined an extended geochemical gold anomaly at Saramacca. Our efforts focused in on a five kilometer long gold-in-soil anomaly now termed ‘Anomaly M’. In 2005 we carried out 1,315 meters of shallow diamond core drilling at Anomaly M and found a zone of sheared silicified pyritic meta-sediments volcanic flows and brecciation. Significant gold assays were found within the upper five to ten meters of enriched lateritic duricrust and saprolite.

Saramacca is now held by a joint venture between a subsidiary of Newmont Mining Corporation (“Newmont”) and us. The joint venture was formed to explore the full 1,546 square kilometer Saramacca area of interest. The joint venture resumed drilling at Saramacca in late 2007, following several months of additional geochemical and geophysical surveys over the entire property. The joint venture has approved expenditures of approximately $3.5 million for the 2008 including 5,000 to 7,000 meters of additional drilling over eight areas of gold mineralization, including the main body of Anomaly M. The 2008 budget also plans for ground IP geophysical coverage and geochemical grid auger sampling and soil sampling over a number of newly identified anomalous zones.

During 2008, as in 2007, Newmont will fund all exploration activities at Saramacca and we will continue to manage the project at least through the third quarter of 2008 at which time Newmont is expected to take over active field management once it reaches its $6 million vesting requirement for a 51% ownership position. Standard dilution clauses apply if either party does not contribute subsequent to Newmont acquiring a 51% interest. If either party’s interest drops below 20%, it’s ownership will convert to a 1.25% Net Smelter royalty interest in the venture.

Upon Newmont completing a feasibility study, Golden Star may i.) elect to participate relative to its joint venture interest at that time; ii.) dilute its interest; or iii.) be assigned an automatic 1.25% net smelter royalty interest in the venture. If Golden Star elects to maintain its interest, it may elect to have Newmont carry all Golden Star’s share of mine development costs. If this option is selected, Golden Star would repay Newmont from 80% of its share of eventual mine earnings plus interest at LIBOR plus 2.75%. In addition, Golden Star would receive an advance royalty of $5.00 per ounce of gold reported on the date that Newmont approves development of a mine.

Paul Isnard

The Paul Isnard project, held by EURO Ressources S.A. and optioned to Golden Star, is located in the western part of French Guiana, some 200 km west of Cayenne. The option agreement provides Golden Star the right to acquire up to 100% of the 433 square kilometer property via a series of option payments and exploration spending. As of the end of 2007 we have made all of the requisite option payments and have met our spending target and arrangements are underway to seek transfer of ownership of the property to us in 2008.

The project area covers rocks of the Lower Proterozoic Paramacca formation which contain gold mineralization in the form of pyritic disseminated zones or stringer zones and sulfide-rich shear zones, which can be reasonably correlated between the current widely spaced (200 meter) drill sections from our late 1990’s drilling.

In early 2004, we retained independent consultants to provide a NI 43-101 compliant mineral resource estimate for the Montagne d’Or deposit on the southern boundary of the Paul Isnard concession, and to run pit optimization studies using a range of gold prices and mining costs prevailing at that time. In late 2006 the consultant re-ran the pit optimizations using revised 2006 mining costs and gold prices. Using a gold price of $560 per ounce, the Montagne d’Or deposit was estimated to contain as at December 31, 2006, an Inferred Mineral Resource of 10.2 million grading 1.70 g/t. In 2008 we plan to provide an update on this mineral resource from the preliminary assessment report we initiated in 2007.

In late 2007 and early 2008 additional ground geochemical studies and an airborne geophysical survey were conducted which indicate extensions of the Montagne d’Or conductive zone for several kilometers to both the east and west of the original geochemical anomaly where most of the core drilling was done in the late 1990s. Our 2008 budget provides for both drilling and continue the geochemical sampling to identify additional sources of hard rock mineralization that may lie along the newly defined geophysical extensions.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common shares trade on the Toronto Stock Exchange (“TSX”) under the trading symbol “GSC” and on the American Stock Exchange under the symbol “GSS.” As of February 26, 2008, 235,585,311 common shares were outstanding and we had 2,242 shareholders of record. On February 26, 2008, the closing price per share for our common shares as reported by the TSX was Cdn$4.07 and as reported by the American Stock Exchange was $4.20.

The following table sets forth, for the periods indicated, the high and low market closing prices per share of our common shares as reported by the TSX and the American Stock Exchange:

	Toronto Stock Exchange		American Stock Exchange
2007	Cdn$ High	Cdn$ Low	$ High	$ Low
First Quarter	5.37	3.32	4.56	2.82
Second Quarter	5.54	3.78	4.90	3.60
Third Quarter	4.38	3.12	4.28	2.92
Fourth Quarter	4.18	2.82	4.28	2.81

	Toronto Stock Exchange		American Stock Exchange
2006	Cdn$ High	Cdn$ Low	$ High	$ Low
First Quarter	4.39	3.09	3.84	2.64
Second Quarter	4.05	2.78	3.75	2.53
Third Quarter	3.84	2.84	3.52	2.54
Fourth Quarter	3.76	2.77	3.30	2.48

We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Future dividend decisions will consider then current business results, cash requirements and our financial condition.

Performance Graph and Table

The following graph and table illustrates the cumulative total shareholder return on the common shares for the fiscal years ended December 31, 2003 through 2007, together with the total shareholder return of the S&P/TSX Composite Index, and the AMEX Gold Bug Index for the same period. The graph and table assumes an initial investment of Cdn$100 at December 31, 2002 and is based on the trading prices of the common shares for the periods indicated. Because we did not pay dividends on our common shares during the measurement period, the calculation of the cumulative total shareholder return on the common shares does not include dividends.

	2002	2003	2004	2005	2006	2007
Golden Star Resources Ltd.
Dollar Value (Cdn$)	$100.00	$304.86	$163.33	$104.15	$116.34	$105.68
Annualized Returns Since Base Year		204.86%	27.80%	1.36%	3.86%	1.11%
Return Over Previous Year		204.86%	-46.43%	-36.23%	11.70%	-9.16%

S&P /TSX Composite Index
Dollar Value (Cdn$)	$100.00	$101.65	$106.47	$125.72	$143.92	$130.79
Annualized Returns Since Base Year		1.65%	3.19%	7.93%	9.53%	5.51%
Return Over Previous Year		1.65%	4.74%	18.08%	14.48%	-9.12%

AMEX Gold Bug Index (1)
Dollar Value (Cdn$)	$100.00	$136.92	$113.01	$140.76	$171.89	$176.41
Annualized Returns Since Base Year		36.92%	6.31%	12.07%	14.50%	12.02%
Return Over Previous Year		36.92%	-17.46%	24.55%	22.11%	2.63%

(1)	Prior to 2007, we utilized the Canadian Gold Index. This index is no longer published. For 2007, we utilized the AMEX Gold Bug Index, which is comparable to the Canadian Gold Index.

RECENT SALE OF UNREGISTERED SECURITIES

All sales of unregistered securities occurring during 2007 were previously reported.

CERTAIN CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

The following is a summary of the principal Canadian federal income tax considerations that apply to the holding and disposition of our common shares. This summary only applies to a holder who is for Canadian income tax purposes not resident in Canada, is resident in the United States of America under the provisions of the Canada-United States Income Tax Convention (1980) (the “Treaty”) and holds our common shares as capital property.

This summary is based on the current provisions of the Income Tax Act (Canada) and the regulations there under (the “Tax Act”) and all amendments to the Tax Act publicly proposed by the Government of Canada to the date hereof. This summary is also based on the current provisions of the Treaty and our understanding of the current publicly available administrative and assessing practices published in writing by the Canada Revenue Agency. It is assumed that each proposed amendment will be enacted as proposed and there is no other relevant change in any governing law, although no assurance can be given in these respects. This summary does not otherwise take into account any change in law or administrative practice, whether by judicial, governmental, legislative or administrative action, nor does it take into account provincial, territorial or foreign income tax consequences, which may vary from the Canadian federal income tax considerations described herein.

Limited liability corporations created under the limited liability company legislation of certain U.S. states and treated as a partnership or disregarded entity under US tax law currently cannot access any of the benefits of the Treaty as described in the paragraphs below. Canada and the U.S. signed the Fifth Protocol to the Canada-U.S. Income Tax Treaty on September 21, 2007. As part of this Treaty, U.S. residents that use limited liability corporations to invest in Canada may qualify for Treaty benefits in certain circumstances in future years. The new provisions in the Treaty affecting limited liability corporations are currently expected to enter into force on January 1, 2010. However, the Fifth Protocol also contains certain proposals which may limit the benefits currently available to U.S. persons in certain circumstances.

This summary is of a general nature only and it is not intended to be, nor should it be construed to be, legal or tax advice to any holder of the common shares and no representation with respect to Canadian federal income tax consequences to any holder of common shares is made herein. ACCORDINGLY, SHAREHOLDERS SHOULD CONSULT THEIR OWN TAX ADVISERS AS TO THE INCOME AND OTHER TAX CONSEQUENCES ARISING IN THEIR PARTICULAR CIRCUMSTANCES.

Taxation of Dividends

Dividends paid or credited (or deemed to be paid or credited) by us to a holder of one or more common shares will be subject to Canadian non-resident withholding tax at the rate of 25% on the gross amount of the dividend. Under the Treaty, the rate of withholding tax is reduced to 15% if the holder is the beneficial owner of the dividends and 5% if the holder is a company that owns at least 10% of the company’s voting stock and beneficially owns the dividend. Dividends paid to religious, scientific, charitable and similar tax exempt organizations and pension organizations that are resident and exempt from tax in the U.S. and that have complied with the administrative procedures specified in the Treaty are exempt from this Canadian withholding tax.

Taxation of Capital Gains

Gains realized by a holder on a sale, disposition or deemed disposition of our common shares will not be subject to tax under the Tax Act unless the common shares constitute “taxable Canadian property” within the meaning of the Tax Act at the time of the sale, disposition or deemed disposition (including a deemed disposition upon death of a holder). Our common shares generally will not be “taxable Canadian property” provided that: (a) they are listed on a designated stock exchange (which includes the TSX), and (b) at no time during the five-year period immediately preceding the sale, disposition or deemed disposition, did the holder, persons with whom the holder did not deal at arm’s length, or the holder together with those persons, own or have an interest in or option in respect of 25% or more of the issued shares of any class or series of our shares.

If our common shares are “taxable Canadian property” to a holder, any capital gain realized on a disposition or deemed disposition of those shares will generally be exempt from tax under the Tax Act by virtue of the provisions of the Tax Treaty if the value of our common shares at the time of the sale, disposition or deemed disposition is not derived principally from real property situated in Canada, as defined in the Treaty. Currently, our common shares do not derive their value principally from real property situated in Canada; however, the determination as to whether Canadian tax would be applicable on a sale, disposition or deemed disposition of common shares must be made at the time of that sale, disposition or deemed disposition.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

There are certain U.S. federal income tax risks associated with investments in Golden Star.

Holders of our common shares or warrants or options to purchase our common shares who are U.S. taxpayers should consider that we could be considered to be a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes. Although we believe that we were not a PFIC for 2007, and do not expect to become a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control, and we cannot assure you that we will not be a PFIC.

If we are a PFIC for any year, any holder of our common shares or warrants or options to purchase our common shares who is a U.S. person for U.S. income tax purposes (a “U.S. Holder”) and whose holding period for those shares, warrants or options includes any portion of a year in which we are a PFIC generally would be subject to a special adverse tax regime in respect of “excess distributions.” Excess distributions include certain distributions received with respect to PFIC shares in a taxable year and gain recognized by a U.S. Holder on a sale or other transfer of our shares, or of warrants or options to purchase our shares, (including certain transfers that would otherwise be tax free). Such excess distributions would be allocated ratably to the U.S. Holder’s holding period. The current year’s allocation would be includible as ordinary income in the current year. Prior year’s allocations would be taxed at the highest marginal rate applicable to ordinary income for each such year and would be subject to interest charges to reflect the value of the U.S. income tax deferral.

Elections may be available to mitigate the adverse tax rules that apply to PFICs (the so-called “QEF” and “mark-to-market” elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. The QEF and mark-to-market elections are not available to U.S. Holders with respect to warrants or options to acquire our common shares.

Additional special adverse rules also apply to investors who are U.S. Holders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with Canadian GAAP. Selected financial data derived in accordance with US GAAP has also been provided and should be read in conjunction with Note 24 to the financial statements. Reference should also be made to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Financial Condition

(Amounts in thousands except per share data)

Canadian GAAP	As of Dec. 31, 2007	As of Dec. 31, 2006	As of Dec. 31, 2005	As of Dec. 31, 2004	As of Dec. 31, 2003
Working capital	$72,362	$28,258	$91,974	$61,366	$96,784
Current assets	146,599	90,534	132,789	78,846	104,935
Total assets	792,548	663,774	564,603	252,160	222,391
Current liabilities	74,237	62,276	40,815	17,480	8,151
Long-term liabilities	167,181	131,974	124,919	10,367	8,402
Shareholder’s equity	545,172	462,100	392,240	217,960	198,362

Canadian GAAP	For the Year Ended Dec. 31, 2007	For the Year Ended Dec. 31, 2006	For the Year Ended Dec. 31, 2005	For the Year Ended Dec. 31, 2004	For the Year Ended Dec. 31, 2003
Revenues	$175,614	$128,690	$95,465	$65,029	$64,370
Net income/(loss)	(36,404)	64,689	(13,351)	2,642	21,956
Net income/(loss) per share – basic	(0.159)	0.312	(0.094)	0.019	0.198

US GAAP	As of Dec. 31, 2007	As of Dec. 31, 2006	As of Dec. 31, 2005	As of Dec. 31, 2004	As of Dec. 31, 2003
Working capital	$71,407	$21,383	$91,794	$61,366	$96,784
Current assets	146,599	90,534	132,789	78,846	104,935
Total assets	728,977	606,095	522,443	219,972	200,337
Current liabilities	75,192	69,151	40,815	17,480	8,151
Long-term liabilities	205,129	129,624	135,832	22,432	87,126
Shareholder’s equity	447,019	404,418	343,832	176,161	98,698

US GAAP	For the Year Ended Dec. 31, 2007	For the Year Ended Dec. 31, 2006	For the Year Ended Dec. 31, 2005	For the Year Ended Dec. 31, 2004	For the Year Ended Dec. 31, 2003
Revenues	$175,614	$128,690	$102,237	$65,029	$64,370
Net income/(loss)	(41,161)	57,875	(24,470)	47,708	(58,611)
Net income/(loss) per share — basic	(0.184)	0.279	(0.170)	0.345	(0.528)

Note: 2003, 2004 and 2005 US GAAP figures have been restated to reflect the correction of the accounting treatment of warrants issued in currencies other than US$.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying audited consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian GAAP. For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 24 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to February 26, 2008.

OUR BUSINESS

We are a Canadian federally incorporated international gold mining and exploration company producing gold in Ghana, West Africa. We also conduct gold exploration in West Africa and in South America. Golden Star Resources Ltd. was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation of South American Goldfields Inc., a corporation incorporated under the federal laws of Canada, and Golden Star Resources Ltd., a corporation originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd. Our principal office is located at 10901 West Toller Drive, Suite 300, Littleton, Colorado 80127, and our registered and records offices are located at 66 Wellington St. W, 42nd floor, Box 20, Toronto Dominion Bank Tower - Toronto Dominion Centre, Toronto, ON M5K 1N6. Our fiscal year ends on December 31.

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

Bogoso/Prestea is owned by our 90% owned subsidiary Golden Star (Bogoso/Prestea) Limited (“GSBPL”) (formerly Bogoso Gold Limited) which was acquired in 1999. Bogoso/Prestea produced and sold 120,216 ounces of gold in 2007.

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”) (formerly Wexford Goldfields Limited), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Wassa produced and sold 126,062 ounces of gold in 2007.

The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. GSBPL owns a 90% interest in the Prestea Underground. We are currently reconditioning certain shafts to allow better access to the underground workings. We are also conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.

Through our 100% owned subsidiary, St. Jude Resources Ltd. (“St. Jude”), we own the HBB properties in southwest Ghana. The HBB properties consist of the Hwini-Butre and Benso concessions, which together cover an area of 201 square kilometers. We hold a 90% interest in these properties and the Government of Ghana holds a 10% carried interest. In April 2007, we completed a feasibility study for the development and mining of the properties for processing at Wassa and development activities are currently underway. The Hwini-Butre and Benso concessions are located approximately 70 and 40 kilometers south of Wassa, respectively.

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

NON-GAAP FINANCIAL MEASURES

In this Form 10-K, we use the terms “total operating cost per ounce,” “total cash cost per ounce” and “cash operating cost per ounce.”

Total operating cost per ounce is equal to “Mine operating costs” for the period, as found on our consolidated statements of operations, divided by the ounces of gold sold in the period. Mine operating costs include all mine-site operating costs, including the costs of mining, processing, maintenance, work-in-process inventory changes, mine-site overhead, production taxes and royalties, mine site depreciation, depletion, amortization, asset retirement obligations and by-product credits but does not include exploration costs, corporate general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, gains and losses on derivatives, foreign currency gains and losses, gains and losses on investments and income tax.

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

The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce.”

	2007
	Wassa	Bogoso/Prestea	Combined
Derivation of Cost Per Ounce Measures
Mining operations	$58,607	$94,701	$153,308
Mining related depreciation and amortization	20,503	15,064	35,567
Accretion of asset retirement obligations	328	734	1,062

Mine operating costs (in thousands)	$79,438	$110,499	$189,937

Ounces sold	126,062	120,216	246,278

Derivation of cost per ounce:
Mine operating costs – GAAP ($/oz)	630	919	772
Less depreciation and amortization ($/oz)	163	125	144
Less accretion of asset retirement obligations ($/oz)	3	6	5

Total cash cost ($/oz)	465	788	623
Less royalties and production taxes ($/oz)	21	22	21

Cash operating cost ($/oz)	444	766	602

	2006
	Wassa	Bogoso/Prestea	Combined
Derivation of Cost Per Ounce Measures
Mining operations	$48,080	$44,650	$92,730
Mining related depreciation and amortization	11,763	9,697	21,460
Accretion of asset retirement obligations	221	614	835

Total mine operating costs (in thousands)	$60,064	$54,961	$115,025

Ounces sold	97,614	103,792	201,406

Derivation of cost per ounce:
Total mine operating costs – GAAP ($/oz)	615	531	571
Less depreciation and amortization ($/oz)	120	93	107
Less accretion of asset retirement obligations ($/oz)	2	6	4

Total cash cost ($/oz)	493	430	460
Less royalties and production taxes ($/oz)	18	18	18

Cash operating cost ($/oz)	474	412	442

BUSINESS STRATEGY AND DEVELOPMENT

Since 1999, our business and development strategy has been focused primarily on the acquisition of producing and development-stage gold properties in Ghana and on the exploration, development and operation of these properties. Since 1999, our exploration efforts have been focused on Ghana, other West African countries and South America.

In line with our business strategy, we acquired Bogoso in 1999 and have operated a carbon-in-leach processing plant since that time to process oxide and other non-refractory ores (“Bogoso oxide processing plant”). In 2001, we acquired Prestea and mined surface deposits at Prestea from late 2001 to late 2006. In late 2002, we acquired Wassa, and following completion of a feasibility study, constructed a new oxide processing plant at Wassa which began commercial operation in April 2005.

In 2007 we completed construction and development of a new nominal 3.5 million tonnes per annum processing facility at Bogoso/Prestea that uses bio-oxidation technology to treat refractory sulfide ore (“Bogoso sulfide processing plant”). This facility was placed in commercial service on July 1, 2007.

In late 2005, we acquired the HBB properties. In April 2007, we completed a feasibility study for the development and mining of the HBB properties and development activities are now underway. We expect to begin mining at the Benso property in the third quarter of 2008, with the ore being transported to Wassa for processing.

Our overall objective since 1999 has been to grow our business to become a mid-tier gold producer with an annualized production rate in excess of 500,000 ounces. With completion of the new sulfide processing plant at Bogoso and development of the HBB properties in 2008, we expect to reach this goal in 2009. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.

In addition to our gold mining and development activities, we are actively exploring for gold in West Africa and South America, investing approximately $15.3 million on such activities during 2006 and $13.9 million in 2007. We are actively conducting regional reconnaissance projects in Ghana, Cote d’Ivoire and Sierra Leone and have drilled more advanced targets in Ghana, Niger and Burkina Faso. We are also evaluating a property in French Guiana and participating in a joint venture in Suriname.

SIGNIFICANT TRENDS AND EVENTS DURING 2007

Bogoso Sulfide Expansion Project

The new Bogoso sulfide processing plant operated throughout the second half of 2007, but gold output was lower than expected. While sulfide flotation recovery rates improved during the period, recovery is still below design rates and plant throughput has been limited at certain periods by agitator shaft failures. Efforts are now underway to rectify the recovery and throughput problems. Our remediation plans include an expanded oxygen plant in the CIL circuit, a new re-grind mill to process coarse sulfide particles, installation of stronger agitator shafts in the bio-oxidation reactor tanks and further engineering analysis of various operating parameters that should result in increased operational efficiencies.

In general, most other plant components are now operating satisfactorily. Crushing, grinding, conditioning, bio-oxidation, neutralization and elution have now demonstrated design capability. The bio-oxidation circuit is achieving expected sulfide oxidation and is frequently processing ore tonnages in excess of its designed rate.

Bogoso Oxide Plant Operation

Due to a shortage of oxide ore, the Bogoso oxide processing plant activated its sulfide flotation circuit in the fourth quarter of 2007 and has effectively become a second sulfide processing plant at Bogoso. It is operating effectively in this mode and is furnishing approximately 200 tonnes per day of sulfide concentrate to the new Bogoso sulfide processing plant’s bio-oxidation circuit where it is mixed with the sulfide concentrate from the sulfide processing plant.

Power Restrictions in Ghana

Low water levels in the Akosombo reservoir in central Ghana during 2006 and much of 2007 caused a significant drop in power output at the Volta River Authority’s (“VRA”) Akosombo hydroelectric generating plant which is Ghana’s major source of electric power. This, in turn, resulted in power rationing in Ghana during certain periods of 2006 and 2007. Above-normal rainfall in late 2007 has raised water levels at the Akosombo reservoir to near normal levels and the VRA announced on October 1, 2007 that it had suspended all power rationing in Ghana. We have since ceased generating power from our own generators and are currently relying on the Ghana national grid for all our power needs.

In response to the recent power rationing, we, along with three other gold mining companies operating in Ghana, organized a consortium which purchased and constructed a nominal 100 megawatt power station in Ghana. Construction was completed prior to the end of 2007 and the plant has since generated power on a regular basis adding, its output to the Ghana national grid. Our share of the acquisition and construction costs totaled $11.8. During 2008, the four owners expect to transfer ownership and operational responsibility of the plant to the Ghana power authority. See Subsequent Events below for the impact of a fire at the plant in early 2008.

In future periods of rationing, if any, the four consortium companies will have the right to take 80 megawatts from the national grid in excess of limits set by any future VRA rationing programs. Our share is expected to be approximately 20 megawatts, which will be sufficient to provide up to 50% of our total Ghana power requirements.

Separately, in August 2007 we entered into a take-or-pay agreement to purchase a minimum of 10 megawatts of power from a power provider who will construct operate and maintain a 20 megawatt power station at the Bogoso plant site as discussed in more detail below. It is expected that construction will begin on this power station in first quarter of 2008 with completion scheduled for mid-2008. The plant can be fueled with diesel, residual fuel oil or heavy fuel oil.

While there is currently no power rationing in Ghana, if rationing was to re-occur in the future, we expect that power from the new consortium plant, from our on-site diesel generators at Wassa, from the new plant to be constructed at Bogoso and our rationed share of the national grid power would be adequate to meet our total future power requirements.

Gold Prices

Gold prices have generally trended upward during the last five years, from a low of just under $260 per ounce in early 2001 to a high of over $950 per ounce in early 2008. Much of the price increase during this period appears to be related to the fall in the value of the US dollar against other major foreign currencies. We realized an average gold price of $713 per ounce for our shipments during 2007, up from $607 per ounce in 2006.

Pampe and Prestea South

While the Pampe pit delivered approximately 56,700 tonnes of oxide ore to the Bogoso oxide processing plant following initiation of mining in February 2007, during the fourth quarter mining was scaled back to accommodate a pit high-wall pushback. The Pampe pit will continue to ship limited amounts of oxide ore to an oxide stockpile at Bogoso during 2008.

During 2008 we expect to obtain permits for several oxide open pits, collectively known as the Prestea South project, on the southern portion of the Prestea property. An environmental impact statement (“EIS”) has been submitted to the EPA and public consultations have been completed. Subject to the receipt of comments on the EIS from the EPA, ongoing public consultation and the timely receipt of all permits, we expect to commence development of Prestea South in late 2008 with mining to commence in 2009. The Prestea South oxide ore will be transported to Bogoso, blended with Pampe oxide ore and processed through the Bogoso oxide processing plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide processing plant.

Equity Offering

On March 1, 2007, we sold 21 million common shares at a price of $3.60 per share resulting in $75.6 million in gross proceeds. Net proceeds were $72.2 million after deducting underwriting commissions but before deducting offering expenses. On March 9, 2007, the underwriters exercised their option to purchase an additional 3.15 million common shares for additional gross proceeds of $11.3 million. After deducting the underwriter’s commission, net proceeds from the additional shares were $10.8 million. Proceeds were used to complete the purchase and installation of a 25% interest in an electric power station in Ghana, for completion and start-up of the Bogoso sulfide expansion project, for development of the HBB properties, and for general corporate and working capital purposes.

Warrants

On February 14, 2007, 8.4 million share purchase warrants expired unexercised. These warrants were originally issued in 2003 in conjunction with an equity offering at a strike price of Cdn$4.60.

Management Changes

Peter Bradford, President and Chief Executive Officer of Golden Star, resigned from his position as an officer effective December 31, 2007 and from his Board position at the end of January 2008. On January 1, 2008 Mr. Thomas Mair, our Senior Vice President and Chief Financial Officer assumed the position of Interim President and Chief Executive Officer and Mr. Roger Palmer, our Vice President Finance and Controller, assumed the position of Interim Chief Financial Officer.

Mr. Nigel Tamlyn assumed responsibility as General Manager at Bogoso/Prestea in December 2007. Mr. Mitch Wasel, formerly our Exploration Manager – Africa, was promoted to serve as Vice President of Exploration, effective September 1, 2007 replacing Mr. Douglas Jones who resigned as Vice President of Exploration on August 31, 2007.

Paul Isnard

In December 2004 we reached agreement with EURO Ressources, S.A. (‘EURO”) to acquire rights to EURO’s Paul Isnard property in French Guiana. The December 2004 agreement was amended in March 2007. The agreement, as amended, required us to, among other things, prepare a feasibility study on the Paul Isnard property and spend at least €1.2 million, inclusive of expenditures made previously, on the property by November 21, 2007 as required by the French government authorities which granted the Paul Isnard prospecting permit to EURO. The feasibility study is now underway and we plan to spend approximately $3.7 million at Paul Isnard over the next 24 months on geophysics, geology, drilling and engineering studies to fulfill our commitment to complete the feasibility study. In addition, we have agreed to pay a royalty to EURO on all future gold production, if any, from the Paul Isnard property up to 5.0 million ounces. The royalty varies from ten percent (10%) of the difference between the market price of gold per ounce and $400, for all gold sales up to 2.0 million ounces and five percent (5%) of the same for gold sales between 2.0 million and 5.0 million ounces. Furthermore, we have agreed, subject to completion of a positive feasibility study, to pay an annual $1.0 million advance royalty to EURO beginning September 2010 and continuing until such time as the Paul Isnard property begins mining and selling gold. The total advanced royalty payments will be deducted from royalties payable during the production period on the first 2.0 million ounces.

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

We are currently arranging a letter of credit for the new plant. The initial amount of indemnification will be $2.0 million and will increase each month after initiation of construction reaching a maximum of approximately $7.3 million in the seventh month. The letter of credit will decrease progressively over the subsequent months until it reaches nil at the end of the 30 months following the start of construction. At any point in the first 30 months we can terminate the contract by making a payment to Genser equal to the remaining balance on the letter of credit. If such payment is made, Genser will release the letter of credit and the title to the power plant will be transferred to us. If the contract is terminated after 30 months, title to the plant will transfer to us for no consideration. We expect construction to begin in the first quarter of 2008 following completion of a letter of credit, with completion scheduled for mid-2008.

Goulagou/Rounga

In mid-October 2007 we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone will have the right to acquire our 90% interest in our Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over four years from the date of the option agreement, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. In addition, we will receive up to two million shares of Riverstone over the term of the option and have already received two million common share purchase warrants of Riverstone having exercise prices that range from Cdn$0.30 to Cdn$0.45 depending on the date of the exercise. We will also retain a production-related net smelter return royalty of up to 2%. The Goulagou and Rounga properties were acquired through our December 2005 acquisition of St. Jude Resources Ltd.

Convertible Debentures

On November 8, 2007 we completed the sale of $125 million aggregate principal amount of 4.0% Convertible Senior Unsecured Debentures due November 30, 2012. The net proceeds of the offering were $120.6 million. We used $61.8 million of the proceeds to repay our existing $50 million aggregate principal amount 6.85% senior convertible notes due April 15, 2009. We intend to use the balance for property development and general corporate purposes.

Sale of Residual Royalty and Receipt of Loan Payment

In December 2007, we completed two transactions with EURO. The first transaction was the sale of the Rosebel Additional Participation Right to EURO for $4.2 million. The Rosebel Additional Participation Right was in effect a royalty on future production from IAMGold’s Rosebel mine. The royalty is payable at $2.50 per ounce for Rosebel production between two and four million ounces and at $5.00 per ounce for production between four and seven million ounces.

In addition EURO paid $3.9 million to us as final payment of debt and interest owed for EURO’s purchase of our Rosebel royalty in December 2004. These transactions contributed approximately $8.1 million of cash flow and 7.5 million pre-tax earnings in the fourth quarter. Golden Star continues to hold approximately 1.5 million shares of EURO which equates to an interest of approximately 2% of EURO’s outstanding shares.

Subsequent Events

Ghana Stock Exchange Listing and Share Offering - In February 2008, our common shares were listed on the Ghana Stock Exchange in Accra, Ghana to support the further growth of the Ghana Stock Exchange and to allow our employees and stakeholders in Ghana an opportunity to invest in Golden Star. In conjunction with the listing we issued 1,869,020 Golden Star common shares to investors in Ghana and Europe at a price of $3.10 (3.0 Cedis). All shares issued are tradable on the Toronto Stock Exchange and the American Stock Exchange as well as on the Ghana Stock Exchange.

Fire Damage at Consortium Power Plant - In February 2008, fire damaged the new nominal 100 megawatt power plant that we, along with three other mining companies operating in Ghana, constructed during 2007. While damage assessment is not yet complete, it is expected that the plant will be shut down for at least a few months. The plant was fully insured and our 25% of the deductible is de-minimis. Loss of the plant’s power output will not impact our operations nor the over-all Ghana power grid availability unless there is a return to power rationing in Ghana as there was in 2006 and early 2007. Based on Ghana’s current power situation, we do not expect that rationing would reoccur during the repair period at the new power plant.

RESULTS OF OPERATIONS – 2007 COMPARED TO 2006

Consolidated Results

Our consolidated net loss totaled $36.4 million or $0.159 per share for 2007, as compared to net income of $64.7 million or $0.312 per share in 2006. The major factor contributing to the better results in 2006 was the sale of non-core assets, including all of our Moto Goldmines Limited shares and most of our EURO shares. A $30.2 million pre-tax gain was recognized in 2006 on the sale the Moto shares and a $50.9 million pre-tax gain was recorded for the sale of 22.3 million EURO shares. In comparison, during 2007, sales of assets added only $12.4 million to pre-tax income.

SUMMARY OF FINANCIAL RESULTS	2007	2006	2005
Gold sales (oz)	246,278	201,406	200,968
Average realized price ($/oz)	713	607	446
Revenues ($ in thousands)	175,614	122,586	89,663
Cash flow provided by operations ( $ in thousands)	6,670	5,398	1,060
Net income/(loss) ($ in thousands)	(36,404)	64,689	(13,531)
Net income/(loss) per share – basic ($)	(0.159)	0.312	(0.094)

Mine operating margin losses totaled $14.3 million in 2007, down from a $7.6 million positive operating margin in 2006. Overall Bogoso/Prestea’s ounces sold and average gold prices increased over 2006 levels, but Bogoso operating margins were adversely affected in the second half of the year when the new Bogoso sulfide processing plant was placed in service. The new plant’s operating costs were recognized in the second half following its July 1 in-service date, but gold recovery difficulties resulted in lower than expected revenues which resulted in a negative operating margin. Increases in the costs of labor, reagents, fuel, power and depreciation in 2007 also contributed to the lower margin versus 2006.

General and administrative costs increased by $3.0 million to $13.9 million in 2007. The increase is primarily attributable to additions to the management team in 2007, legal fees on financing activities and stock based compensation expenses. Derivative losses decreased by $9.4 to $0.2 million in 2007. Most of the derivative losses incurred during 2006 were related to gold hedges held by our former subsidiary, EURO.

A $7.1 million loss on debt restructuring was incurred in November 2007 upon the redemption of convertible notes with an aggregate principal amount of $50 million. The majority of the foreign exchange gains earned in 2006 are related to Canadian dollar accounts that held the proceeds of a December 2005 equity offering. Much of the 2006 interest expense was capitalized into the Bogoso sulfide processing plant construction costs. Following the end of construction in mid-2007, interest expense was once again recognized in the period incurred.

Bogoso/Prestea Operations 2007 compared to 2006

Bogoso/Prestea recorded an operating margin loss of $23.9 million versus a positive operating margin of $8.4 million in 2006. The Bogoso/Prestea oxide processing plant’s operations were adversely impacted by lower ore grades and insufficient oxide ore versus 2006. Delays in obtaining permits for Pampe resulted in processing of lower grade oxide ores from various small deposits in the Bogoso area. A 30-day maintenance shut down in May 2007 also contributed to the lower gold output. Start-up of the new Bogoso sulfide processing plant was delayed until July 1, 2007 by plant equipment failures and design problems. Similar problems after start-up contributed to plant throughput and gold recovery below design levels. Both plants were also adversely affected by country-wide power shortages during the year and by increases in several categories of operating costs.

The total combined cash operating costs of the oxide and the sulfide operations totaled $94.7 million in 2007, as compared to $44.7 million in 2006. The major factor contributing to the cost increase was recognition of the new sulfide operation costs after its July 1, 2007 in-service date. Increases in labor, consumables and power costs at the oxide processing plant also contributed to the increase over the 2006 amounts. Cost increases included fuel costs which were up 35% per liter from a year earlier. The cost of cyanide increased 33% per tonne and steel grinding balls were 13% per tonne higher than a year earlier. The higher operating costs and lower than expected production at the new sulfide operation, and lower ore grades and lower throughput at the Bogoso oxide processing plant, combined to yield an average cash operating cost at Bogoso/Prestea of $766 per ounce, up from $412 per ounce 2006.

Beginning in the fourth quarter of 2007, in response to a shortfall of oxide ore from the new Pampe pit, the Bogoso oxide processing plant activated its flotation circuit and began processing sulfide ore with the sulfide flotation concentrate going to the new sulfide processing plant’s bio-oxidation circuit for further processing. The switch to the harder sulfide ore reduced throughput. The new bio-oxidation circuit has sufficient excess capacity to accommodate all of the Bogoso oxide processing plant’s sulfide concentrate.

BOGOSO/PRESTEA OPERATING RESULTS	2007	2006	2005
Ore mined refractory (t)	1,427,958	—	—
Ore mined non-refractory	928,621	1,363,616	1,646,276
Total ore mined (t)	2,356,597	1,363,616	1,646,276
Waste mined (t)	18,515,851	6,013,859	10,740,500
Refractory ore processed (t)	1,640,318	—	—
Refractory ore grade (g/t)	2.44	—	—
Gold recovery – refractory ore (%)	52.1	—	—
Non-refractory ore processed (t)	1,429,309	1,493,948	1,557,881
Non-refractory ore grade (g/t)	2.04	3.56	4.14
Gold recovery – non-refractory ore (%)	73.3	60.4	60.7
Gold sales (oz)(1)	120,216	103,792	131,898
Cash operating cost ($/oz)	766	412	338
Royalties ($/oz)	22	18	13
Total cash cost ($/oz)	788	430	351

1.	In addition to the 2007 gold production shown above, 7,803 ounces of gold were recovered at the new sulfide processing plant in the first half of 2007 prior to its in-service date.

The Bogoso oxide processing plant processed an average of 3,916 tonnes per day during 2007. This included 1,429,309 tonnes of oxide ores from January to October and 129,446 tonnes of sulfide ores from November to December 31, 2007. This compares to an average of 4,093 tonnes per day in 2006.

The new Bogoso sulfide processing plant operated throughout the second half of 2007, but plant throughput and gold output were below design rates. Sulfide flotation recovery rates improved throughout the period but recovery was still below design rates. The new sulfide plant processed an average of 8,299 tonnes of ore per day during the fourth quarter. Efforts are now underway to rectify the recovery problems including expansion of the oxygen plant in the CIL circuit, a new re-grind mill to process coarse sulfide particles, installation of stronger agitator shafts in the bio-oxidation reactor tanks to improve availability and further engineering analysis of various operating parameters that should result in increased operational efficiencies.

In general, most other plant components are now operating satisfactorily. Crushing, grinding, conditioning, bio-oxidation, neutralization and elution have now demonstrated design capability. The bio-oxidation circuit is achieving the expected sulfide oxidation levels and is processing ore tonnages in excess of its designed rate.

Wassa Operations 2007 compared to 2006

Wassa generated a $9.6 million positive operating margin in 2007 versus a $0.8 million operating margin loss in 2006. Two factors contributed to the performance improvement in addition to higher gold prices. First, was a significant decrease in waste mining tonnage which resulted in lower overall mining costs. Secondly, the average ore grade increased from 0.90 grams per tonnes in 2006 to 1.17 grams per tonne in 2007. Reduced waste mining requirements in 2007 freed up mining equipment to mine increased amounts of pit ore which resulted in the need for less of the low-grade heap leach ore was required. Wassa also mined more tonnes from the new higher grade pits than in 2006. These improvements resulted in gold sales of 126,062 ounces in 2007, up from 97,614 ounces in 2006.

Wassa’s cash operating costs totaled $58.6 million in 2007, up from $48.1 million in 2006. The increase was largely due to increases in the costs of labor, consumables and power. Cost increases versus a year earlier include fuel which was up 35% per liter, cyanide which increased by 33% percent per tonne and steel grinding balls which increased by 13% per tonne. Power shortages during the year resulted in significantly higher power costs because self-generated power costs were higher than the cost of power from the Ghana grid. Even though cash costs were substantially higher in total, the increase in gold output more than compensated, yielding the operating cash costs of $444 per ounce, down from $475 per ounce in 2006.

WASSA OPERATING RESULTS	2007	2006	2005 (1)
Ore mined (t)	3,091,292	2,449,272	2,059,777
Waste mined (t)	8,125,132	11,608,484	7,848,410
Ore and heap leach materials processed (t)	3,752,376	3,690,672	2,691,923
Grade processed (g/t)	1.17	0.90	0.91
Recovery (%)	92.0	88.8	88.7
Gold sales (oz)	126,062	97,614	69,070
Cash operating cost ($/oz)	444	474	468
Royalties ($/oz)	21	19	14
Total cash cost ($/oz)	465	493	482

(1)	The Wassa mine commenced commercial production in April 2005, thus amount shown for 2005 are for nine months of operation while the 2006 and 2007 results reflect a full twelve months of operation.

Wassa processed an averaged of 10,280 tonnes per day during 2007 at an average grade of 1.17 grams per tonne with a gold recovery of 92.0%, versus 10,111 tonnes per day at an average grade of 0.90 grams per tonne and a recovery rate of 88.8% in 2006.

Depreciation was higher in 2007 than 2006. Re-estimation of Wassa reserves at December 31, 2006 resulted in a decrease in reserves which resulted in higher units-of-production depreciation during 2007. The increase in gold output also resulted in higher depreciation costs.

A feasibility study completed for the Benso and Hwini-Butre deposits in April 2007, indicated that the ore from these two deposits located 40 and 70 km respectively south of Wassa, should be hauled by truck to the Wassa processing plant for processing. To this end, construction of a haul road from Wassa to the Benso deposit was initiated in the fourth quarter of 2007. Ore from the Benso and Hwini-Butre deposits is expected to extend the life of the Wassa operation until at least 2013.

RESULTS OF OPERATIONS — 2006 COMPARED TO 2005

Net income totaled $64.7 million or $0.312 per share for the twelve months ended December 31, 2006, versus a net loss of $13.5 million or $0.094 per share in 2005. While mining operations contributed $7.6 million to the 2006 pre-tax income versus a deficit of $6.7 in 2005, the major factor contributing to the $78.2 million improvement in earnings was sales during 2006 of non-core assets including our holdings of EURO and Moto shares. A $30.2 million pre-tax gain was recognized in the first quarter of 2006 on the sale of our Moto shares. In the second quarter of 2006 a $20.9 million pre-tax gain was recognized upon the sale of 4.1 million shares of EURO and upon the resultant change in accounting method for EURO following its deconsolidation. In addition, in the fourth quarter of 2006 we sold an additional 18.2 million EURO shares for an additional gain of $30.0 million.

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

Total “Mine operations” costs, as found on the Statement of Operations, increased 16% to $92.7 million, up from $79.6 million in 2005. Most of the increase reflects the fact that Wassa was in service for a full twelve months in 2006 but for only for nine months in 2005. Higher depreciation in 2006 versus 2005 also reflects the increased ounces produced at Wassa and increases in mining equipment fleet at Bogoso. The increase in general and administrative expenses reflects an overall increase in our activities including additions to the management team and the establishment of an internal audit function. Higher share-based compensation costs also contributed to the increase in general and administrative in 2006. Interest expense dropped in 2006 because higher construction costs related to the Bogoso sulfide expansion project led to an increase in the amount of interest capitalized. Most of the foreign exchange gains were generated from cash held in Canada early in 2006 following a December 2005 equity offering.

The $9.6 million in mark-to-market derivative loss was a result of the impact of higher gold prices on EURO’s forward gold price agreements for a loss of before tax of $4.9 million, Golden Star’s gold calls for a loss of $3.6 million, and Rand forwards for a loss of $1.1 million. As discussed above, after June 19, 2006, our ownership interest in EURO dropped to below 50% and we no longer recognized gains and losses on EURO’s forward gold price agreements.

The drop in interest expense in 2006 reflects increased amounts of interest capitalized at the Bogoso sulfide expansion project during 2006 based on continued expenditures on the project.

Bogoso/Prestea Operations 2006 compared to 2005

Bogoso/Prestea generated an $8.4 million operating margin during 2006 on sales of 103,792 ounces of gold, up from a $2.6 million operating margin on sales of 131,898 ounces in 2005. The major factor contributing to the improved margin at Bogoso/Prestea was a 38% improvement in realized gold prices from $443 per ounce in 2005 to $610 per ounce in 2006. This was offset by a 28,106 ounce decrease in gold production in 2006. Lower ore grade from the Plant-North pit and lower plant throughput due to harder ores from deeper levels in the Plant-North pit were the major factors responsible for the lower gold output.

In addition to the 2006 gold production shown above, 2,169 ounces of gold were recovered during testing and commissioning of the new Bogoso sulfide processing plant’s crushing, grinding and CIL circuits.

The Bogoso oxide processing plant processed an average of 4,093 tonnes per day in 2006 at an average grade of 3.56 grams per tonne, as compared to 4,268 tonnes per day at 4.14 grams per tonne in the same period in 2005. Gold recovery decreased slightly to 60.4% from 60.7% during 2005 mostly due to the lower grade ore.

Bogoso/Prestea’s total cash costs decreased from $46.3 million in 2005 to $44.7 million in 2006 mainly due to reduced stripping rates as the Plant-North pit neared the end of its life. While the actual spending was lower during 2006, lower gold production led to an increase in costs per ounce resulting in a cash operating cost of $412 per ounce versus $338 per ounce in 2005.

Wassa Operations 2006 compared to 2005

Since Wassa was in operation for only nine months in 2005 versus a full twelve months in 2006, the operating results are not comparable. While Wassa’s operating margins in the last nine months of 2006 were positive and improved in each quarter of 2006, the total operating margin loss for the year was $0.8 million. This was a significant improvement over the $9.2 million operating margin loss in the nine months of 2005.

The Wassa CIL processing plant averaged 10,111 tonnes per day at an average grade of 0.90 grams per tonne with a gold recovery of 88.8% during 2006, versus 9,788 tonnes per day at an average grade of 0.91 grams per tonne and a recovery rate of 88.7% in the nine months of 2005. Cash operating costs averaged $474 per ounce in 2006 or 1% above 2005. Total cash costs averaged $493 per ounce during 2006 or 2% over the 2005 level. The increase in the average daily processing rate reflects correction of plant design defects encountered early in the Wassa CIL processing plant’s life. The improvement in operating margins is related to higher gold output during 2006 and higher gold prices.

During 2006, Wassa’s operating costs remained higher than expected and ore grades were lower than expected. At December 31, 2006 Wassa’s reserves were re-estimated based on historical costs and ore grades encountered during 2005 and 2006. As a result, Wassa’s Proven and Probable Mineral Reserves dropped to 480,000 ounces at the end of 2006, or approximately 350,000 ounces less than would have been expected after subtracting the ounces consumed by processing operations during 2006.

DEVELOPMENT PROJECTS

Prestea South Properties

Past exploration efforts have identified several new oxide ore deposits on the south end of the Prestea property. We have prepared a feasibility study on these deposits and assuming permits are received in a timely manner, oxide ore shipments from Prestea South to the Bogoso oxide processing plant, are scheduled to commence in early 2009. Ore from the Prestea South pits will be hauled by truck to the Bogoso oxide processing plant.

HBB Properties

Based on the results of the HBB feasibility study, which was completed in April 2007, we plan to mine the Hwini-Butre and Benso deposits as satellite sources of ore to feed to our Wassa processing plant. Combining these new ore bodies with the Wassa operation should result in higher processed grade, higher gold output, and an extended life for the combined operation as well as an improvement in the average cash operating cost per ounce.

The four pits at the Benso Subriso concession are expected to be mined first. Construction commenced on the 52 km access road between Benso and Wassa in mid-October 2007 following receipt of environmental permits. We expect the road construction to be completed by the third quarter of 2008. Mining should commence in the third quarter of 2008, and we anticipate that the first ore will be hauled to Wassa for processing immediately afterwards.

The two higher-grade deposits on the Hwini-Butre concession are scheduled to begin mining in the second quarter of 2009 following the completion of a 30 km access road south from the Benso area.

The total capital expenditure for the development of Hwini-Butre and Benso has been estimated at approximately $50.1 million of which approximately $4.7 million was spent in 2007. The total capital cost for the development phase is expected to be as follows:

Capital Item	(in millions)
Mining equipment	$20.6
Haul road construction	11.9
Wassa processing plant modifications	3.5
Hwini-Butre & Benso infrastructure	5.4
Compensation for haul road and pits	3.1
Ownership payment	1.0
Contingency (approximately 10%)	4.6

Total	$50.1

EXPLORATION PROJECTS

We spent a total of $13.9 million on exploration activities during 2007, down from $15.3 in 2006. Our main focus in 2007 was on resource delineation at Prestea South, Wassa, Benso, Hwini-Butre, and at the Foot Wall underground target at Prestea. We also test soil and geophysical anomalies at Hwini - Butre and at other regional licenses. We completed an extensive helicopter borne Time Domain Electro Magnetic (VTEM) geophysical survey at Bogoso, Prestea, Pampe and Dunkwa, along the Ashanti Trend. The VTEM results should help us to identify deeper drilling targets which will be tested in 2008 and 2009. In addition we continued to advance projects in Sierra Leone, Niger, Burkina Faso and the Ivory Coast in West Africa and in Suriname and French Guiana in South America.

Exploration in Ghana

Exploration programs at Prestea South resulted in a 0.22 million increase in the Mineral Reserves at this project. Preliminary results from initial drilling of several gold in soil geochemical targets at Chichiwelli, Manso and Hwini - Butre were also encouraging and follow-up work is planned in 2008 on these targets. In addition to drilling, we also conducted extensive soil geochemical surveys at Manso, Sedova, Kibi, Takoradi North, and Abura. Overall the Ghana exploration activities totaled approximately $7.6 million in 2007, down from $11.1 million in 2006, and accounted for approximately 55% of our total 2007 exploration spending.

Exploration Elsewhere in Africa

Our 2007 exploration activities elsewhere in West Africa included drilling in Sierra Leone and Burkina Faso and continued detailed and regional geochemical surveys in Niger and Ivory Coast.

Exploration continued on our Mano River joint venture in Sierra Leone, with drilling at Pampana and soil geochemistry and drilling at the Sonfon property. Pampana drilling results were not encouraging and the property was dropped in mid-2007 but work continued at the Sonfon property with additional drilling scheduled for 2008.

Over the last two years we have conducted regional stream and laterite sampling over the six 1,000 square kilometer Prospecting and Research permits in Ivory Coast. These regional programs were completed in 2007 with three large anomalies being prioritized for follow up soil sampling programs which we initiated early in 2008.

In Burkina Faso the 2007 field exploration activities involved a drilling program at Rounga, a gradient induced polarization ground geophysical survey at Goulagou and infill geochemistry on both these concessions. Follow up exploration on these tested targets will now be managed by Riverstone Resources Inc. who has an option to purchase these concessions.

The two Niger properties were successfully renewed this year with exploration activities focusing at Tialkam. After the data compilation exercise during 2006, priority targets were identified at Tialkam Central and Congo Tour where we established soil sampling grids and initiated mapping, soil sampling and ground geophysics. Targets identified on the Deba concession will be followed up in the 2008 exploration field season.

Exploration on the Guiana Shield

Golden Star has over a decade of exploration experience in the Guiana shield and still views this area as highly prospective. In 2007 we renewed our exploration efforts in the Guiana Shield with the Newmont joint venture on our Suriname, Saramacca properties and our regional airborne geophysical and preliminary assessment study on the Paul Isnard properties in French Guiana.

Encouraging results from a limited diamond core drilling program conducted at our Saramacca property in Suriname during 2005 allowed us to attract joint venture exploration funding from Newmont Gold Corporation commencing in late 2006. Drilling under this Golden Star managed joint venture recommenced in late 2007 following several months of geochemistry and geophysics which helped define additional drill targets. Newmont has approved expenditures of approximately $3.5 million for 2008 exploration programs on the property.

The preliminary assessment of the Paul Isnard Montage D’Or prospect commenced the middle of 2007 with camp refurbishment and collection of data required for this initial evaluation of the economic viability of the Inferred Mineral Resource. In addition to this assessment we conducted an extensive airborne geophysical survey over the Paul Isnard concessions to help identify additional drilling targets to be tested in 2008.

2008 Exploration Plans

We have budgeted $16.4 million for exploration in 2008, and intend to again focus the majority of our efforts on our Ghana assets. The following table identifies the major areas for our 2008 spending:

(in millions)
Ghana
Existing mine sites	$2.7
Prestea Underground	1.4
Hwini-Butre, Benso, Manso, Chichiwelli	4.8
Other Ghana	1.8
Other Africa	3.1
South America	2.4

Total	$16.4

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, our cash and cash equivalents totaled $75.8 million, up from $27.1 million at the end of 2006. At the end of 2007 all of our cash equivalents were invested in a fund that holds only US treasury notes and bonds.

Operations provided $6.7 million of cash during 2007, compared to $5.4 million in 2006. Changes in working capital items accounted for $1.7 million of the total. An increase in inventory was also the major factor contributing to cash use by operations in 2006.

Net investing activities used approximately $101.0 million of cash during 2007 including $32.4 million for completion of construction at the Bogoso sulfide processing plant. On-going mine property development required $33.1 million including completion of pre-stripping at the new sulfide pits. Approximately $4.8 million was spent on development activities at the new HBB project, mostly related to additional drilling and haul road construction.

A total of $13.1 million of investing cash was received from three transactions related to EURO. During 2007 we sold additional EURO shares for $5.0 million and in December 2007 we sold our residual royalty interest in the Rosebel mine to EURO for $4.2 million. EURO paid $3.9 million as the final installment of their 2004 purchase of the Rosebel royalty.

Net financing activities provided $143.0 million of cash during 2007. Cash provided by the issuance of debt and share capital totaled $134.0 million and $84.2 million respectively. The new funding was offset by a $75.2 million in debt payments and debt retirement costs.

During 2007, we issued 24.2 million common shares resulting in $84.2 million in net proceeds. Proceeds were used to complete the purchase and installation of a 25% interest in an electric power station in Ghana, for completion and start-up of the Bogoso sulfide expansion project, for development of the HBB properties, and for general corporate and working capital purposes.

In 2007, Caterpillar Financial Services agreed to increase our equipment facility from $25 million to $40 million. At December 31, 2007 the Caterpillar equipment financing totaled $29.7 million leaving available credit of $10.3 million on the facility.

On November 8, 2007 we completed the sale of $125 million aggregate principal amount of 4.0% Convertible Senior Unsecured Debentures due November 30, 2012 (the “Debentures”). The Debentures were sold to qualified institutional buyers in the United States and on a private placement basis in Canada to accredited investors. Interest on the Debentures is payable semi-annually in arrears on May 31 and November 30 of each year, beginning May 31, 2008 and continuing until maturity. Each Debenture is, subject to certain limitations, convertible into common shares at a conversion rate of 200 shares per $1,000 principal amount of Debentures (equal to an initial conversion price of $5.00 per share) subject to adjustment under certain circumstances. The Debentures are not redeemable at our option.

On maturity, we may, at our option, satisfy our repayment obligation by paying the principal amount of the Debentures in cash or, subject to certain limitations, by issuing that number of our common shares obtained by dividing the principal amount of the Debentures outstanding by 95% of the weighted average trading price of our common shares on the American Stock Exchange for the 20 consecutive trading days ending five trading days preceding the maturity date (the “Market Price”). Upon the occurrence of certain change in control transactions, the holders of the Debentures may require us to purchase the Debentures for cash at a price equal to 101% of the principal amount plus accrued and unpaid interest. If 10% or more of the fair market value of any such change in control consideration consists of cash, the holders may convert their Debentures and receive a number of additional common shares, which number is determined as set forth in the Indenture.

The Debentures are direct senior unsecured indebtedness of Golden Star Resources Ltd., ranking equally and ratably with all our other senior unsecured indebtedness, and senior to all our subordinated indebtedness. None of our subsidiaries have guaranteed the Debentures and the Debentures will not limit the amount of debt that we or our subsidiaries may incur.

Net proceeds were $120.6 million after fees and we used $61.8 million of the proceeds to retire $50 million principal amount of convertible notes due April 15, 2009. We intend to use the balance of the Debenture proceeds for property development and general corporate purposes.

LIQUIDITY OUTLOOK

We expect that the $75.8 million cash on hand at end of 2007, amounts available under the Caterpillar equipment financing facility, proceeds from a Ghana share offering in February 2008, plus cash generated from operations at Wassa and Bogoso/Prestea during 2008 will be sufficient to meet all of our 2008 cash needs. Approximately $40 million remains to be spent on development of the HBB projects, corporate overhead, exploration and ongoing replacement of capital equipment.

We anticipate an $83.6 million capital investing budget in 2008. The major items include Benso development, deferred exploration, a power plant at Bogoso and sustaining capital at Bogoso and Wassa.

During 2008, we expect to make payments of principal and interest totaling approximately $6.8 million on the equipment financing facility. In addition, interest and principal on our bank loan is expected to total $12.8 million for the year, and we plan to pay approximately $5.0 million in interest on our Debentures in 2008.

LOOKING AHEAD

Our objectives for 2008 include:

•	Continue optimizing the Bogoso sulfide processing plant to improve recoveries and availability;

•	Construction and development of the Benso portion of the HBB project, with first ore scheduled to be delivered to Wassa during the third quarter of 2008;

•	Permitting of Prestea South ore bodies in 2008 to provide oxide ore for the Bogoso oxide processing plant;

•	Completion of the Prestea Underground pre-feasibility study by the end of first quarter of 2008;

•	Continued exploration drilling at Bogoso/Prestea, Wassa and the HBB properties to further evaluate their resource potential.

We are estimating 2008 gold production of 235,000 to 275,000 ounces at Bogoso/Prestea at an average cash operating cost between $525 and $565 per ounce. We expect Wassa to produce approximately 135,000 to 150,000 ounces during 2008 at an average cash operating cost between $440 and $490 per ounce, with total production estimated between 370,000 and 425,000 ounces at an average cash operating costs between $490 and $540 per ounce.

As more fully disclosed in the Risk Factors in Item 1A of this Annual Report ,numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

RELATED PARTY TRANSACTIONS

During 2007 we obtained legal services from a legal firm to which our Chairman is of counsel. The total value of all services purchased from this law firm during 2007 and 2006 was $1.0 million and $0.5 million, respectively. Our Chairman did not personally perform any legal services for us during 2007 or 2006, nor did he benefit directly or indirectly from payments for the services performed by the firm.

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

Decisions to write off, or not to write off, all or a portion of our investment in various properties, especially exploration properties subject to impairment analysis, are based on our judgment as to the actual value of the properties and are therefore subjective in most cases. Certain exploration properties have been found to be impaired in the past and were written off in 2007, 2006 and 2005. We continue to retain title to certain properties after impairment write-offs as future events and discoveries may ultimately prove that they have value.

Listed below are the accounting policies and estimates that we believe are critical to our financial statements based on the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

•

Ore stockpiles: Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tonnes of ore added and removed from the stockpile, the number of contained ounces based on assay data, and the estimated gold recovery percentage based on the expected processing method. Stockpile values are based on mining costs incurred up to the point of stockpiling the ore, including a share of direct overhead and applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and are removed at the average mining cost per tonne for material processed. Stockpiles are reduced as material is removed and fed to the mill. A 10% adjustment of the stockpile value, based on stockpile levels at the end of 2007, would change the carrying value of the stockpile inventory by approximately $2.2 million.

•

Impairment Charges: We periodically review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable from continued operation of the asset. An asset impairment is considered to exist if the sum of all estimated future cash flows, on an undiscounted basis, are less than the carrying value of the long-lived asset. The determination of expected future cash flows requires numerous estimates about the future, including gold prices, operating costs, gold recovery, reclamation spending, ore reserves and capital expenditures. A review of Bogoso/Prestea’s and Wassa’s expected future cash flows as of December 31, 2007 indicated that there are no impairments.

•

Mining properties: Mining properties and certain property plant and equipment items recorded on our financial records are amortized using a units-of-production method over Proven and Probable Mineral Reserves. Reserve estimates, which serve as the denominator in units of production amortization calculations, involve the exercise of subjective judgment and are based on numerous assumptions about future operating costs, future gold prices, continuity of mineralization, future gold recovery rates, spatial configuration of gold deposits, and other factors that may prove to be incorrect. A 10% adjustment in estimated total reserves at Wassa and at Bogoso/Prestea could result in an approximately $5 to $6 million annual change in amortization expense.

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

•

Asset retirement obligation and reclamation expenditures: Accounting for reclamation obligations requires management to make estimates at each mining operation of reclamation and closure costs to be incurred in the future as required to complete the reclamation and environmental remediation work mandated by existing laws, regulations and customs. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Based upon our current situation, we estimate that a 10% increases in total future reclamation and closure costs would result in an approximately $1.5 to $2.0 million increase in our asset retirement obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

Section 1535 – Capital Disclosures – This section establishes standards for disclosing information about an entity’s capital and how the entity manages its capital. Under this section the Company will be required to disclose qualitative information about its objectives for managing capital and the related policies and processes. Summary quantitative data describing what the entities manages as capital and whether during the period it complied with any externally imposed capital requirements to which it is subject is also required to be disclosed. The Company must also disclose if it had not complied with externally imposed capital requirements and the consequences of non-compliance. This section will be effective for fiscal years beginning on or after October 1, 2007. We do not believe that the adoption of this section in fiscal 2008 will have a material impact on our consolidated financial position or results of operations.

Section 3031- Inventories – This section prescribes the accounting treatment relating to inventories and provides guidance on the determination of costs and their subsequent expense recognition. The section also prescribes the accounting treatment for the write-down of inventory to net realizable value and guidance relating to the cost formulas that are used to assign costs to inventories. This section will be effective for fiscal years beginning on or after January 1, 2008. We do not believe that the adoption of this section in fiscal 2008 will have a material impact on our consolidated financial position or results of operations.

Section 3862 – Financial Instruments Disclosures – This section requires entities to provide quantitative and qualitative disclosures in the financial statements that enable users to evaluate (a) the significance of financial instruments to the entity’s financial position and performance; and (b) the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date. The section also requires disclosure pertaining to management’s objectives and the related policies and procedures established for managing risks associated with financial instruments. Entities will be required to disclose the measurement basis or bases used, and the criteria used to determine the classification of different types of instruments. The Section requires specific disclosures to be made regarding the designation of financial assets and liabilities as held for trading or available-for-sale. Disclosure is also required upon determination of impairment of the related financial asset or the use of an allowance account. This section will be effective for fiscal years beginning on or after October 1, 2007. We are currently evaluating the impact of adopting the provisions of this section in fiscal 2008.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

TABLE OF CONTRACTUAL OBLIGATIONS

	Payment due by period (in millions)
	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Debt (1)	$163.0	$17.2	$16.7	$129.1	$—
Interest on long term debt	29.7	7.5	12.0	10.2	—
Operating lease obligations	1.2	0.1	0.5	0.6	—
Capital lease obligations	8.9	1.8	7.1	—	—
Asset retirement obligations (2)	37.6	2.2	4.4	6.5	24.5

Total	$240.4	$28.8	$40.7	$146.4	$24.5

(1)	Includes $125.0 million of convertible debentures maturing in 2012. Golden Star has the right to repay the $125.0 million in cash or in common shares at the due date under certain circumstances. The presentation shown above assumes payment is made in cash and also assumes no conversions of the debt to common shares by the holders prior to the maturity date.

(2)	Asset retirement obligations include several estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves, an analysis of which determines the ultimate closure date and impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as “Asset retirement obligations” on the balance sheet of $18.9 million as of December 31, 2007. The amounts shown above are undiscounted to show full expected cash requirements.

OUTSTANDING SHARE DATA

This “Management’s Discussion and Analysis of Financial Condition and Results of Operation” includes information available to February 26, 2008. As of February 26, 2008 we had outstanding 235,585,311 common shares, options to acquire 6,624,107 common shares, warrants to acquire 3,224,520 common shares and convertible notes which are convertible into 25,000,000 common shares.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio and debt, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

Our excess cash is typically invested in high quality short-term debt instruments. The interest rates received on such investments fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that, given the cash balances expected during 2008, a 1% change in interest rates would not materially impact our annual income. We currently have a debt with a variable interest rate. The impact of a 1% change in interest rates would not have a material impact on our earnings and cash flows. We do not utilize interest rate sensitive derivatives to mitigate interest rate risk. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

While our major operating units transact most of their business in US dollars, certain purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African rand and Ghanaian cedi. As a result, currency exchange fluctuations have in the past and may continue in the future to impact the costs of goods and services purchased in currencies other than the US dollar. The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar terms, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss.

In certain situations in the past we have utilized market risk sensitive instruments to manage exposure to foreign currency exchange rates. During 2005 and 2006 we entered into forward purchase contracts for the South African rand and euros to hedge expected future purchases of capital assets in South Africa and Europe associated mostly with the Bogoso sulfide expansion project. At various times we also hold portions of our cash reserves in non-US dollar currencies. At December 31, 2007, we held forward currency purchase contracts for South African Rand equal to $4.5 million for a specific purchase. These forward agreements expire by April 2008. We do not anticipate using foreign currency purchase agreement on a regular basis.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for 2008 would result in a $3.5 to $4.5 million change in pre-tax earnings and cash flows.

During 2005 and 2006, to reduce the risk of unfavorable gold price fluctuations on our operating cash flows during the construction period of the Bogoso sulfide expansion project, we purchased puts to lock in minimum gold prices for portions of our expected gold sales in 2005, 2006 and 2007. As of December 31, 2007 we had no puts, calls or other gold price derivatives.

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

Index to Consolidated Financial Statements of

Golden Star Resources Ltd.

Independent Auditors’ Report

To the Shareholders of Golden Star Resources Ltd.

We have completed integrated audits of Golden Star Resources Ltd.’s consolidated financial statements and internal control over financial reporting as at December 31, 2007, 2006 and 2005. Our opinions, based on our audits, are presented below.

Consolidated Financial statements

We have audited the accompanying consolidated balance sheets of Golden Star Resources Ltd. as at December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, statements of changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the Company’s financial statements as at December 31, 2007 and 2006 and for each of the years in the three year period ended December 31, 2007 in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007 in accordance with Canadian generally accepted accounting principles.

Internal control over financial reporting

We have also audited Golden Star Resources Ltd’s internal control over financial reporting as at December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of the Annual Report on Form 10-K. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the COSO.

<signed> PricewaterhouseCoopers LLP

Vancouver, British Columbia

Chartered Accountants

February 25, 2008

ITEM 1.	FINANCIAL STATEMENTS

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars except shares issued and outstanding)

	As of December 31, 2007	As of December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,754	$27,108
Accounts receivable	8,369	8,820
Inventories (Note 3)	56,739	45,475
Deposits (Note 4)	4,513	7,673
Prepaids and other	1,224	1,458

Total Current Assets	146,599	90,534

RESTRICTED CASH	1,510	1,581
AVAILABLE-FOR-SALE INVESTMENTS (Note 5)	5,121	1,457
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 6)	29,203	167,983
PROPERTY, PLANT AND EQUIPMENT (Note 7)	283,304	93,058
MINING PROPERTIES (Note 8)	326,811	136,775
CONSTRUCTION IN PROGRESS (Note 9)	—	165,155
FUTURE TAX ASSETS (Note 18)	—	6,657
OTHER ASSETS	—	574

Total Assets	$792,548	$663,774

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$26,457	$19,012
Accrued liabilities	28,394	25,516
Fair value of derivatives (Note 11)	248	685
Asset retirement obligations (Note 12)	2,013	3,064
Current portion of future tax liability (note 18)	—	1,450
Current debt (Note 10)	17,125	12,549

Total Current Liabilities	74,237	62,276

LONG TERM DEBT (Note 10)	107,929	73,786
ASSET RETIREMENT OBLIGATIONS (Note 12)	16,906	16,034
FUTURE TAX LIABILITY (Note 18)	42,154	42,154

Total Liabilities	241,226	194,250

MINORITY INTEREST	6,150	7,424
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—

SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding.	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 233,703,681 at December 31, 2007 207,891,358 at December 31, 2006 (Note 15)	609,103	524,619
CONTRIBUTED SURPLUS	13,230	10,040
EQUITY COMPONENT OF CONVERTIBLE NOTES	34,620	2,857
ACCUMULATED OTHER COMPREHENSIVE INCOME	3,192	—
DEFICIT	(114,973)	(75,416)

Total Shareholders’ Equity	545,172	462,100

Total Liabilities and Shareholders’ Equity	$792,548	$663,774

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in thousands of US dollars except per share data)

	For the years ended December 31,
	2007	2006	2005
REVENUE
Gold sales	$175,614	$122,586	$89,663

PRODUCTION EXPENSES
Mining operations	153,307	92,730	79,609
Depreciation, depletion and amortization	35,567	21,460	15,983
Accretion of asset retirement obligation (Note 12)	1,062	835	752

Mine operating costs	189,936	115,025	96,344

Mine operating margin	(14,322)	7,561	(6,681)

OTHER EXPENSES, (GAINS) AND LOSSES
Exploration expense	1,953	1,462	951
General and administrative expense	13,869	10,873	8,879
Abandonment and impairment	3,499	1,847	1,403
Derivative mark-to-market losses (Note 11)	232	9,589	11,820
Loss on retirement of debt	7,067	—	—
Foreign exchange (gain)/loss	112	(2,330)	574
Interest expense	6,040	1,846	2,416
Interest and other income	(2,173)	(2,078)	(1,624)
Royalty income	—	(4,026)	(4,178)
Gain on sale of investments	(12,449)	(81,143)	(738)

Income (loss) before minority interest	(32,472)	71,521	(26,184)
Minority interest	1,274	(794)	(277)

Net income (loss) before income tax	(31,198)	70,727	(26,461)
Income tax (expense) benefit (Note 18)	(5,206)	(6,038)	12,930

Net income (loss)	$(36,404)	$64,689	$(13,531)

Net income (loss) per common share - basic (Note 19)	$(0.159)	$0.312	$(0.094)
Net income (loss) per common share - diluted (Note 19)	$(0.159)	$0.308	$(0.094)
Weighted average shares outstanding (millions)	229.1	207.5	143.6

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(Stated in thousands of US dollars)

	Number of Common Shares	Share capital	Contributed surplus		Equity Component of Convertible debentures	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholder’s Equity
			Warrants	Options
Balance at December 31, 2004	142,244,112	$340,888	$1,606	$2,040	$—	$—	$(126,574)	$217,960

Shares issued	31,589,600	75,864	—	—	—	—	—	75,864
Issue costs	—	(4,168)	—	—	—	—	—	(4,168)
Warrants issued	—	—	992	—	—	—	—	992
Warrants exercised	—	22	(22)	—	—	—	—	—
Options issued — net of forfeitures	—	—	—	2,476	—	—	—	2,476
Shares issued under options	312,940	722	—	(114)	—	—	—	608
Shares issued under warrants	385,000	718	—	—	—	—	—	718
Stock bonus (Note 16)	45,342	166	—	—	—	—	—	166
Shares issued to acquire property	31,377,588	108,298	—	—	—	—	—	108,297
Equity Component of Convertible Debentures	—	—	—	—	2,857	—	—	2,857
Net loss	—	—	—	—	—	—	(13,531)	(13,531)

Balance at December 31, 2005	205,954,582	$522,510	$2,576	$4,402	$2,857	$—	$(140,105)	$392,240

Options issued — net of forfeitures	—	—	—	1,842	—	—	—	1,842
Shares issued under options	1,932,776	4,818	—	(1,355)	—	—	—	3,463
Issue costs	—	(149)	—	—	—	—	—	(149)
Stock bonus (Note 16)	4,000	15	—	—	—	—	—	15
Reclassification of warrants to Contributed surplus	—	(2,575)	2,575	—	—	—	—	—
Net income	—	—	—	—	—	—	64,689	64,689

Balance at December 31, 2006	207,891,358	$524,619	$5,151	$4,889	$2,857	$—	$(75,416)	$462,100

Options issued — net of forfeitures	—	—	—	3,274	—	—	—	3,274
Shares issued under options	1,548,857	2,355	—	(71)	—	—	—	2,284
Change in fair value of available for sale securities	—	—	—	—	—	3,192	—	3,192
Issue costs	—	(5,240)	—	—	—	—	—	(5,240)
Warrants exercised	62,783	254	(13)	—	—	—	—	241
Common shares issued	24,150,000	86,940	—	—	—	—	—	86,940
Stock bonus (Note 16)	50,683	175	—	—	—	—	—	175
Issuance of new convertible debt	—	—	—	—	35,852	—	—	35,852
Retirement of convertible debt	—	—	—	—	(2,857)	—	—	(2,857)
Equity related loan fees on new convertible debt	—		—	—	(1,232)	—	—	(1,232)
Loss on retirement of convertible debt—equity portion	—	—	—	—	—	—	(3,153)	(3,153)
Net loss	—	—	—	—	—	—	(36,404)	(36,404)

Balance at December 31, 2007	233,703,681	$609,103	$5,138	$8,092	$34,620	$3,192	$(114,973)	$545,172

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)

	For the years ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income/(loss)	$(36,404)	$64,689	$(13,531)
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	36,178	21,530	16,042
Amortization of loan acquisition cost	449	358	228
Deferred stripping	—	1,548	(191)
Loss on equity investment	—	—	239
Gain on sale of equity investments	(12,449)	(81,143)	(977)
Loss on retirement of debt	7,067	—	—
Non-cash employee compensation	3,449	1,857	1,007
Abandonment and impairment	3,499	1,847	1,413
Income tax expense/(benefit)	5,206	6,347	(12,930)
Reclamation expenditures	(872)	(1,130)	(691)
Fair value of derivatives	(561)	3,640	10,752
Accretion of convertible debt	1,606	706	523
Accretion of asset retirement obligations	1,062	835	752
Minority interests	(1,274)	794	277
Changes in assets and liabilities:
Accounts receivable	(1,168)	(4,077)	(2,853)
Inventories	(11,645)	(22,294)	(7,815)
Accounts payable and accrued liabilities	12,169	10,716	8,817
Other	358	(825)	(2)

Net cash provided by operating activities	6,670	5,398	1,060

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(6,397)	(8,606)	(5,954)
Expenditures on mining properties	(36,877)	(15,784)	(26,631)
Expenditures on property, plant and equipment	(71,593)	(19,372)	(36,321)
Expenditures on mine construction in progress	—	(126,954)	(35,530)
Cash provided by short term investments	—	—	38,850
Cash provided by draw down of restricted cash	71	3,861	—
Purchase of equity investments	—	(1,656)	—
Proceeds from sale of equity investment	13,124	72,154	—
Change in payable on capital expenditures	(1,846)	6,914	434
Sale of property	—	—	1,000
Purchase of long term investments	(472)	(300)	(2,871)
Deposits on mine equipment and material	2,960	(2,420)	(246)
Other	—	41	(220)

Net cash (used in) investing activities	(101,030)	(92,122)	(67,489)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	84,225	3,463	73,132
Principal payments on debt	(13,480)	(6,622)	(3,678)
Proceeds from equipment financing facility	13,463	27,431	74,191
Retirement of convertible notes	(61,760)	—	—
Issuance of convertible debentures, net of issuance costs	120,558	—	—
Other	—	(149)	(384)

Net cash provided by financing activities	143,006	24,123	143,261
Increase (decrease) in cash and cash equivalents	48,646	(62,601)	76,832
Cash and cash equivalents, beginning of period	27,108	89,709	12,877

Cash and cash equivalents end of period	$75,754	$27,108	$89,709

(See Note 19 for supplemental cash flow information)

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

In addition to these gold properties, we hold various other exploration rights and interests and are actively exploring for gold in several locations in West Africa and South America.

Bogoso/Prestea is owned by our 90% owned subsidiary Golden Star (Bogoso/Prestea) Limited (“GSBPL”) which was acquired in 1999.

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea.

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

Through our 100% owned subsidiary, St. Jude Resources Ltd. (“St. Jude”), we own the HBB Properties in southwest Ghana. The HBB Properties consist of the Hwini-Butre and Benso concessions. We hold a 90% interest in these properties and the government of Ghana holds a 10% carried interest. In April 2007, we completed a feasibility study for the development and mining of the HBB Properties and development activities are currently underway. This ore will be hauled to Wassa for processing. The Hwini-Butre and Benso concessions are located approximately 70 and 40 kilometers south of Wassa, respectively.

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

2. Summary of Significant Accounting Policies

Basis of consolidation and the preparation of financial statements

These consolidated financial statements are prepared and reported in United States (“US”) dollars and in accordance with generally accepted accounting principles in Canada (“Cdn GAAP”) which differ in some respects from GAAP in the United States (“US GAAP”). These differences in GAAP are quantified and explained in Note 24. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries whether owned directly or indirectly. All inter-company balances and transactions have been eliminated.

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

Cash and cash equivalents

Cash and cash equivalents include cash deposits, in any currency, residing in checking accounts, money market funds and sweep accounts. Cash equivalents consist of highly liquid short term investments. We consider all highly liquid marketable securities with maturities of less than 91 days at date of purchase to be cash equivalents. Our cash equivalents consist mostly of US and Canadian government treasury bills and agency notes.

Inventories

Inventory classifications include “stockpiled ore,” “in-process inventory,” “finished goods inventory” and “materials and supplies.” All of our inventories, except materials and supplies, are recorded at the lower of cost or market. The stated value of all production inventories include direct production costs and attributable overhead and depreciation, except for our materials and supplies inventories.

Stockpiled ore represents coarse ore that has been extracted from the mine and is awaiting processing. Stockpiled ore is measured by estimating the number of tonnes (via truck counts or by physical surveys) added to or removed from the stockpile, the number of contained ounces (based on assay data) and estimated gold recovery percentage. Stockpiled ore value is based on the costs incurred (including depreciation and amortization) in bringing the ore to the stockpile. Costs are added to the stockpiled ore based on current mining costs per tonne and are removed at the average cost per tonne of ore in the stockpile.

In-process inventory represents material that is currently being treated in the processing plants to extract the contained gold and to transform it into a saleable product. The amount of gold in the in-process inventory is determined by assay and by measure of the quantities of the various gold-bearing materials in the recovery process. The in-process gold is valued at the average of the beginning inventory and the cost of material fed into the processing stream plus in-process conversion costs including applicable mine-site overhead, depreciation and amortization related to the processing facilities.

Finished goods inventory is composed of saleable gold in the form of doré bars that have been poured but not yet shipped from the mine site. The bars are valued at the lower of total cost or market value. Included in the total costs are the direct costs of the mining and processing operations as well as direct mine-site overhead, amortization and depreciation.

Materials and supplies inventories consist mostly of equipment parts, fuel and lubricants and reagents consumed in ore processing. Materials and supplies are valued at the lower of average cost or replacement cost.

Ore reserve quantities used in units-of-production amortization

Gold ounces contained in ore stockpiled ore are excluded from total reserves when determining units-of-production amortization of mining property, asset retirement assets and other assets.

Exploration costs and Deferred Exploration Properties

Exploration costs not directly related to an identifiable mineral deposit are expensed as incurred.

Exploration costs related to specific, identifiable mineral deposits, including the cost of acquisition, exploration and development, are capitalized as Deferred Exploration. Management periodically reviews, on a property-by-property basis, the carrying value of such properties including the costs of acquisition, exploration and development incurred to date. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of contained or potential mineralized materials, potential reserves, anticipated future mineral prices, the anticipated costs of additional exploration and, if warranted, costs of potential future development and operations, and the expiration terms and ongoing expenses of maintaining leased mineral properties. We do not set a pre-determined holding period for properties with unproven reserves; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted and if their carrying values are appropriate.

If a Deferred Exploration property is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of impairment. Subsequent costs, if any, incurred for that property are expensed as incurred.

The accumulated costs of Deferred Exploration properties are reclassified as Mine Property when proven and probable Mineral Reserves are established and subsequently depleted on a units-of-production basis once mining commences.

Impairment of long-lived assets

We review and evaluate our long-lived assets for impairment at least annually and also when events or changes in circumstances indicate the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows, on an undiscounted basis, are less than the carrying amount of the long-lived asset. An impairment loss is then measured and recorded based on discounted estimated future cash flows. Future cash flows are based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans.

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

Various factors such as unexpected grade changes, gold recovery problems and collapse of pit walls, could impact our ability to achieve forecasted production schedules from proven and probable reserves. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

Property, plant, equipment and mine development

Property, plant and equipment assets, including, machinery, processing equipment, mining equipment, mine site facilities, vehicles and expenditures that extend the life of such assets are recorded at cost, including direct acquisition costs. The costs of self constructed assets, including mine development assets, include only direct construction costs. Indirect overhead costs are not included in the cost of self constructed assets. Depreciation for mobile equipment and other assets having estimated lives shorter than the estimated life of the ore reserves, is computed using the straight-line method at rates calculated to depreciate the cost of the assets, less their anticipated residual values, if any, over their estimated useful lives.

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

Asset retirement obligations

In accordance with the requirements of the CICA Handbook Section 3110, “Asset Retirement Obligations” environmental reclamation and closure liabilities are recognized at the time of environmental disturbance in amounts equal to the discounted value of expected future reclamation and closure costs. The discounted cost of future reclamation and closure activities is capitalized into mine property and amortized over the life of the property. The estimated future cash costs of such liabilities are based primarily upon environmental and regulatory requirements of the various jurisdictions in which we operate. Cash expenditures for environmental remediation and closure are charged against the accrual as incurred.

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

Canadian currency in these financial statements is denoted as “Cdn$,” European Common Market currency is denoted as “Euro” or “€,” and Ghanaian currency is denoted as “Cedi” or “Cedis.”

Income taxes

Income taxes comprise the provision for (or recovery of) taxes actually paid or payable and for future taxes. Future income taxes are computed using the asset and liability method whereby future income tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Future income tax assets and liabilities are computed using income tax rates in effect when the temporary differences are expected to reverse. The effect on the future tax assets and liabilities of a change in tax rates is recognized in the period of substantive enactment. The provision for or the recovery of future taxes is based on the changes in future tax assets and liabilities during the period. In estimating future income tax assets, a valuation allowance is provided to reduce the future tax assets to amounts that are more likely than not to be realized.

Net income per share

Basic income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. In periods with earnings, the calculation of diluted net income per common share uses the treasury stock method to compute the dilutive effects of stock options, warrants and other dilutive instruments. In periods of loss, diluted net income per share is equal to basic income per share.

Revenue recognition

Revenue from the sale of gold is recognized when title and the risk of ownership pass to the buyer. All of our gold is sent to a South African gold refiner who locates and arranges for the sale to a third party on the day of shipment from the mine site. The sales price is based on the London P.M. fix on the day of shipment. Title and risk of ownership pass to the buyer on the day doré is shipped from the mine site.

Revenues from by-products are credited against operating costs and are not included in revenues. By-product revenues have been de minimis to date at our existing properties.

Stock based compensation

In accordance with the requirements of CICA Handbook Section 3870, “Stock Based Compensation and other Stock-based Payments” we use the fair value method to expense the fair value of options granted to employees and directors. The fair value of options granted is established at the date of the grant, using the Black-Scholes option-pricing model. Compensation expense for options with immediate vesting is recognized in the period of the grant. Compensation expense for options which vest over time is recognized on a straight line basis over the vesting periods.

Financial Instruments

The Company estimates the fair value of its financial instruments, based on current interest rates, related market values and current pricing of financial instruments with comparable terms.

The carrying values of the Convertible Senior Unsecured Debentures are being accreted to their maturity values through charges to income over the term of the notes based on the effective yield method.

Financing costs allocated to the issuance of debt are deferred, amortized over the term of the related debt using the effective yield method and presented as a reduction of the related debt.

Financial assets, financial liabilities and derivative financial instruments are classified into one of five categories: held-to-maturity, available-for-sale, loans and receivables, other financial liabilities and held-for-trading.

All financial instruments classified as available-for-sale or held-for-trading, and derivative financial instruments are subsequently measured at fair value. Changes in the fair value of financial instruments designated as held-for-trading and recognized derivative financial instruments are charged or credited to the statement of operations for the relevant period, while changes in the fair value of financial instruments designated as available-for-sale, excluding impairments, are charged or credited to other comprehensive income until the instrument is realized. All other financial assets and liabilities are accounted for at cost or at amortized cost depending upon the nature of the instrument. After their initial fair value measurement, they are measured at amortized cost using the effective interest rate method.

Following is a summary of the categories the Company has elected to apply to each of its significant financial instruments

Financial Instrument	Category
Restricted cash	Held-for-trading
Short-term investments	Held-for-trading
Long-term investments	Available-for-sale
Accounts receivable	Loans and receivables
Convertible senior unsecured debentures	Other financial liabilities
Accounts payable and accrued liabilities	Other financial liabilities

Comprehensive Income

Components of comprehensive income/loss consist of foreign currency translation adjustments and unrealized gains (loss) on available-for-sale securities. Unrealized gains or losses on securities are net of any reclassification adjustments for realized gains or losses included in net income.

Derivatives and Financial instruments

At various times we utilize forward foreign exchange and commodity price derivatives to manage exposure to fluctuations in foreign currency exchange rates and gold prices. We do not employ derivative financial instruments for trading purposes or for speculative purposes. Our derivative instruments are recorded on the balance sheet at fair value with changes in fair value recognized in the statement of operations at the end of each period in an account titled “Derivative mark-to-market gain/(loss)”.

Recent accounting pronouncements

Section 1535 – Capital Disclosures – This section establishes standards for disclosing information about an entity’s capital and how the entity manages its capital. Under this section the Company will be required to disclose qualitative information about its objectives for managing capital and the related policies and processes. Summary quantitative data describing what the company manages as capital and whether during the period it complied with any externally imposed capital requirements to which it is subject is also required to be disclosed. The Company must also disclose if it had not complied with externally imposed capital requirements and the consequences of non-compliance. This section will be effective for the Company on January 1, 2008. We do not believe that the adoption of this section in fiscal 2008 will have a material impact on our consolidated financial position or results of operations.

Section 3031- Inventories – This section prescribes the accounting treatment relating to inventories and provides guidance on the determination of costs and their subsequent expense recognition. The section also prescribes the accounting treatment for the write-down of inventory to net realizable value and guidance relating to the cost formulas that are used to assign costs to inventories. This section will be effective for the Company on January 1, 2008. We do not believe that the adoption of this section in fiscal 2008 will have a material impact on our consolidated financial position or results of operations.

Section 3862 – Financial Instruments Disclosures – This section requires entities to provide quantitative and qualitative disclosures in the financial statements that enable users to evaluate (a) the significance of financial instruments to the entity’s financial position and performance; and (b) the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date. The section also requires disclosure pertaining to management’s objectives and the related policies and procedures established for managing risks associated with financial instruments. Entities will be required to disclose the measurement basis or bases used, and the criteria used to determine the classification of different types of instruments. The section requires specific disclosures to be made regarding the designation of financial assets and liabilities as held for trading or available-for-sale. Disclosure is also required upon determination of impairment of the related financial asset or the use of an allowance account. This section will be effective for the Company on January 1, 2008. We are currently evaluating the impact of adopting the provisions of this section in fiscal 2008.

3. Inventories

	For the years ended December 31,
	2007	2006
Stockpiled ore	$21,518	$18,244
In–process	8,878	4,596
Materials and supplies	26,343	22,635

Total	$56,739	$45,475

There were approximately 80,000 and 92,000 recoverable ounces of gold in ore stockpile inventories at December 31, 2007 and 2006, respectively. Stockpile inventories are short-term surge piles which will be processed in the next 12 months or less.

4. Deposits

Represents cash advances and payments for equipment and materials purchases by our mines which are not yet delivered on-site.

5. Available-for-sale investments

	As of December 31, 2007		As of January 1,2007 (Adopted CICA 3855)		As of December 31, 2006
	Shares	Fair value	Shares	Fair value	Shares	Cost
Minera IRL common shares	5,012,800	$3,084	4,820,000	$4,218	4,820,000	$1,457
EURO Ressources common shares	1,483,967	2,037	3,009,679	5,718	3,009,679	—

Total		$5,121		$9,936		$1,457

Investment in Minera IRL

We hold an equity interest in Minera IRL, a gold exploration company which operates in South America. Our investment in Minera IRL at December 31, 2006, totaled $1.5 million which was accounted for under the cost method. The decrease in fair value from January 1, 2007 to December 31, 2007 of $1.3 million has been recorded as a component of other comprehensive loss.

Investment in EURO Ressources S.A. (“EURO”)

During, 2006 we sold approximately 22 million shares in EURO, which decreased our holding from 53% to approximately a 6% ownership interest at December 31, 2006. During 2007 we sold an additional 1,753,402 shares in a number of public transactions. The sale of these shares resulted in net proceeds of $2.8 million and reduced our holdings to approximately 2%. In November 2007, we acquired 277,690 EURO shares at a cost of $0.3 million by participating in EURO’s rights offering. At December 31, 2007 we held approximately 2% of EURO’s shares.

Since our investment in EURO was diluted to less than 20% in December 2006, we accounted for the investment on a cost basis. At December 31, 2006 EURO had no carrying value. The market value of the EURO shares was $5.7 million at December 31, 2006 based on EURO’s closing share price as of that date. Since January 1, 2007 we have accounted for our investment in EURO at fair value as required by CICA 3855 – Financial Instruments— Recognition and Measurement. The decrease in the fair value from January 1, 2007 to December 31, 2007 of $0.7 million was recorded as a component of other comprehensive loss.

6. Deferred Exploration and Development Costs

Consolidated property expenditures on our exploration projects for the year ended December 31, 2007 were as follows:

	Deferred Exploration & Development Costs as of 12/31/06	Capitalized Exploration Expenditures	Impairments	Transfer to Mining Properties	Deferred Exploration & Development Costs as of 12/31/07
AFRICAN PROJECTS
Akropong trend and other Ghana	$833	$774	$(88)	$—	$1,519
Hwini-Butre and Benso—Ghana	142,715	489	—	(143,204)	—
Mano River—Sierra Leone	2,015	1,356	(1,885)	—	1,486
Afema & others — Ivory Coast	1,512	27	—	—	1,539
Goulagou—Burkina Faso	18,789	484	—	—	19,273
Other Africa	1,082	436	—	—	1,518
SOUTH AMERICAN PROJECTS
Saramacca—Suriname	781	—	—	—	781
Paul Isnard – French Guiana	256	2,831	—	—	3,087

Total	$167,983	$6,397	$(1,973)	$(143,204)	$29,203

Consolidated property expenditures on our exploration projects for the year ended December 31, 2006 were as follows:

	Deferred Exploration & Development Costs as of 12/31/05	Capitalized Exploration Expenditures	Acquisition Costs	Impairments	Transfer to Mining Properties	Deferred Exploration & Development Costs as of 12/31/06
AFRICAN PROJECTS
Akropong trend and other Ghana	$4,947	$95	$—	$—	$(4,209)	$833
Prestea property – Ghana	2,074	25	—	—	(2,099)	—
Hwini–Butre and Benso – Ghana	135,832	4,486	2,397	—	—	142,715
Mano River – Sierra Leone	1,285	927	—	(197)	—	2,015
Afema and others – Ivory Coast	1,028	484	—	—	—	1,512
Goulagou – Burkina Faso	18,247	288	254	—	—	18,789
Other Africa	1,750	422	(1,090)	—	—	1,082
SOUTH AMERICAN PROJECTS
Saramacca – Suriname	731	50	—	—	—	781
Bon Espoir – French Guiana	1,382	268	—	(1,650)	—	—
Other South America	256	—	—	—	—	256

Total	$167,532	$7,045	$1,561	$(1,847)	$(6,308)	$167,983

7. Property, plant and equipment

	As of December 31, 2007			As of December 31, 2006
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment, Net Book Value
Bogoso/Prestea	$67,556	$20,850	$46,706	$57,392	$13,263	$44,129
Bogoso sulfide plant	197,598	2,602	194,996
Prestea underground	238	—	238	236	—	236
Wassa	55,802	14,963	40,839	55,785	7,618	48,167
Corporate & other	891	366	525	924	398	526

Total	$322,085	$38,781	$283,304	$114,337	$21,279	$93,058

8. Mining properties

	As of December 31, 2007			As of December 31, 2006
	Mining Properties at Cost	Accumulated Amortization	Mining Properties, Net Book Value	Mining Properties at Cost	Accumulated Amortization	Mining Properties, Net Book Value
Bogoso/Prestea	$52,708	$33,584	$19,124	$51,868	$33,241	$18,627
Prestea Underground	33,166	—	33,166	28,891	—	28,891
Bogoso Sulfide	52,774	1,562	51,212	13,352	—	13,352
Mampon	15,957	—	15,957	15,721	—	15,721
Wassa	70,657	26,227	44,430	58,578	11,234	47,344
Hwini-Butre and Benso	147,215	—	147,215	—	—	—
Other	17,485	1,778	15,707	12,840	—	12,840

Total	$389,962	$63,151	$326,811	$181,250	$44,475	$136,775

9. Construction-in-progress

At December 31, 2006, mine construction-in-progress costs of $165.2 million represent costs incurred for the Bogoso sulfide expansion project since the beginning of 2005. Included in the total were costs of development drilling, plant equipment purchases, materials and construction costs, payments to the construction contractors, mining equipment costs, capitalized interest and pre-production stripping costs. The Bogoso sulfide expansion project was placed in commercial service on July 1, 2007 and all construction-in-progress costs were reclassified as Property, Plant and Equipment or Mining Property.

10. Debt

	As of December 31, 2007	As of December 31, 2006
Current debt:
Debt facility	$7,642	$6,875
Equipment financing loans	9,483	5,674

Total current debt	17,125	12,549
Long term debt:
Debt facility	626	8,125
Equipment financing loans	20,232	17,288
Convertible notes	—	48,373
Convertible debentures	87,071	—

Total long term debt	$107,929	$73,786

Debt Facility

On October 11, 2006, GSBPL entered into an agreement for a $15.0 million debt facility with two Ghana-based banks. The $15.0 million is repayable over a term of 2 years at US prime plus 1% (8.5%) at December 31, 2007). Loan fees totaled 1% of the facility amount. The debt is secured by the non-mobile assets of the Bogoso sulfide processing plant. Proceeds from the debt facility were used for the construction of the Bogoso sulfide expansion project. A total of $0.9 million of interest on the debt facility was capitalized to the Bogoso sulfide expansion project during 2006 and 2007. Loan fees totaling approximately $0.3 million were deducted from the liability in arriving at amortized cost which are amortized using the effective interest rate method. At December 31, 2006, the unamortized loan fees of $0.2 million were included in other assets. On January 1, 2007, in accordance with CICA 3855- Financial Instruments – Recognition and Measurement, the unamortized portion of the loan fees was deducted from the value of the notes.

Equipment Financing Credit Facility

We maintain an equipment financing facility between Caterpillar Financial Services Corporation, GSBPL and GSWL, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment and is secured by the mobil equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or LIBOR plus 2.38%. During 2007 we increased the limit on the equipment financing facility from $25.0 million to $40.0 million. At December 31, 2007, $9.6 million was available to draw down in the future. The average interest rate on the outstanding loans is approximately 7.26%.

Convertible Notes

We sold $50 million of senior unsecured convertible notes to a private investment fund on April 15, 2005. These notes were issued at par and bore interest at 6.85%. They were convertible at any time at the option of the holder at a conversion price of $4.50 per common share. Approximately $47.1 million of the note balance was initially classified as a liability and $2.9 million was classified as equity. A total of $8.5 million of interest on the convertible notes was capitalized to the Bogoso sulfide expansion project. Loan fees totaling approximately $0.9 million were capitalized and amortized over the term of the notes. As of December 31 2006, the unamortized loan fees of $0.6 million were included in other assets. On January 1, 2007, in accordance with CICA 3855—Financial Instruments – Recognition and Measurement, the unamortized portion of the loan fees was deducted from the carrying value of the notes. In October 2007, we redeemed all of the notes for an aggregate cost of $61.8 million together with all accrued and unpaid interest thereon. Upon completion of the redemption, a debt retirement loss of $7.1 million was recognized in the statement of operations in the fourth quarter of 2007 for the liability component of the notes and equity was decreased by $6.0 million for the impact of the early retirement of the equity component of the notes.

Convertible Debentures

On November 8, 2007 we completed the sale of $125 million aggregate principal amount of 4.0% Convertible Senior Unsecured Debentures due November 30, 2012 (the “Debentures”). Interest on the Debentures is payable semi-annually in arrears on May 31 and November 30 of each year, beginning May 31, 2008. Each Debenture is, subject to certain limitations, convertible into common shares at a conversion rate of 200 shares per $1,000 principal amount of debentures (equal to an initial conversion price of $5.00 per share) subject to adjustment under certain circumstances. The Debentures are not redeemable at our option.

On maturity, we may, at our option, satisfy our repayment obligation by paying the principal amount of the Debentures in cash or, subject to certain limitations, by issuing that number of our common shares obtained by dividing the principal amount of the Debentures outstanding by 95% of the weighted average trading price of our common shares on the American Stock Exchange for the 20 consecutive trading days ending five trading days preceding the maturity date (the “Market Price”). Upon the occurrence of certain change in control transactions, the holders of the debentures may require us to purchase the Debentures for cash at a price equal to 101% of the principal amount plus accrued and unpaid interest. If 10% or more of the fair market value of any such change in control consideration consists of cash, the holders may convert their Debentures and receive a number of additional common shares, which number is determined as set forth in the Indenture.

The Debentures are direct senior unsecured indebtedness of Golden Star Resources Ltd., ranking equally and ratably with all our other senior unsecured indebtedness, and senior to all our subordinated indebtedness. None of our subsidiaries have guaranteed the Debentures and the Debentures will not limit the amount of debt that we or our subsidiaries may incur.

The Debentures have been accounted for in accordance with EIC 164, “Convertible and other Debt Instruments with Embedded Derivatives”. Under this statement, the fair value of the conversion feature is recorded as equity. The issuance date fair value of the Company’s obligation to make principal and interest payments was estimated at $89.1 million and was recorded as convertible senior unsecured debentures. The issuance date fair value of the holder’s conversion option was estimated at $35.9 million and was recorded as the “equity portion of convertible senior unsecured debentures”. The fees totaling $4.4 million related to the issuance of these debentures has been allocated pro-rata between deferred financing fees of $3.2 million and equity of $1.2 million.

11. Derivatives

In the fourth quarter of 2007 we entered into a series of forward currency agreements totaling $5.1 million for contracts to purchase South African Rand (“Rand”). These contracts were taken out to fix known US dollar costs of a purchase contract stated in Rand. These forward contracts will mature ratably between October 28, 2007 and April 25, 2008 at rates between 6.994 and 7.184 Rand to the US Dollar. During 2007 we incurred a derivative gain on these positions of $0.1 million.

Also in 2007, we renegotiated sections of certain prior agreements with EURO including the timing and amounts of possible future royalty payments and the amount and timing of certain commitments under exploration property earn-ins. In addition, and as part of these renegotiations, we have agreed to make some of our remaining EURO shares available to EURO to deliver against certain options EURO has granted or plans to grant to its directors. This, plus existing options granted to GSR directors, brings the number of our shares in EURO that are subject to option agreements to 530,000.

As a result of this agreement we recorded a derivative liability to recognize the cost of the EURO shares that we may give up in the future to members of EURO’s management who hold the options. At the end of December 2007 the derivative liability was $0.25 million based on the fair value of the outstanding options.

In 2005 and 2006 we entered into a series of put and call options designed to provide gold price protection during the construction phase of the new sulfide processing plant at Bogoso/Prestea. Due to gold price movements during 2005 and 2006 we recognized expenses of $3.2 million and $3.7 million, respectively on the calls and puts. Also in 2005 we recognized a $l.0 gain on foreign currency position and in 2006 a $1.0 million expense. All of our 2005 and 2006 gold price and foreign currency derivative agreements expired by the end of the first quarter in 2007. We recognized a $0.1 million expense on the expiry of these items in the first quarter of 2007.

In January 2005, our former subsidiary EURO entered into long term forward gold price agreements as part of a loan agreement. In 2005 we recognized a $9.6 million loss on these instruments and another loss of $4.9 million on 2006. In June 2006 our ownership of EURO was reduced below 50% and we no longer recognized gains and losses on their forward gold price agreements.

12. Asset retirement obligations

At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings ponds and ongoing post-closure environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on–going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At December 31, 2007, the total, undiscounted amount of the estimated future cash needs is estimated to be $37.6 million.

The changes in the carrying amount of the ARO during 2007 and 2006 were as follows:

	2007	2006
Balance at January 1	$19,098	$11,393
Accretion expense	1,062	835
Cost of reclamation work performed	(872)	(1,130)
Additions, change in estimates and other	(369)	8,000

Balance at December 31	$18,919	$19,098
Current portion	$2,013	$3,064
Long term portion	$16,906	$16,034

New liabilities incurred during 2007 arose from environmental disturbances caused by development of the Bogoso sulfide processing plant and its associated new pits, development and mining at the new Pampe property and development and mining at the SAK pits at Wassa. The timing of future cash flows related to ARO have been extended related to the extension of the mine life at both Bogoso and Wassa. The change in the discounted cash flows decreased by 0.4 million. Our estimate of future costs include inflation at 4.31%, a 15% contractor mark-up plus a 5% risk premium and a credit adjusted risk free rate of 10.6% used to discount our additions to the ARO during 2007.

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

Environmental Bonding in Ghana – In 2005, pursuant to a reclamation bonding agreement between the Ghana Environmental Protection Agency (“EPA”) and GSWL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements, we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. In addition, pursuant to a bonding agreement between the EPA and GSBPL we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit. The cash deposits are recorded as Restricted Cash in our balance sheet.

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

•

Prestea Underground – The Prestea Underground is subject to a 2.5% net profits interest on future income. Ownership of the 2.5% net profit interest is currently held by the bankruptcy trustee overseeing liquidation of our former joint venture partner in the Prestea Underground.

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

Hwini-Butre – As part of the agreement for the purchase of the HBB properties, Golden Star agreed to pay B.D. Goldfields Ltd $1.0 million if at least one million ounces of gold are produced and recovered in the first five years of production from the area covered by the Hwini-Butre prospecting license.

Obuom – In October 2007, we entered into agreement with AMI Resources Inc. (“AMI”), which gives AMI the right to earn our 54% ownership position in the Obuom property in Ghana. Should AMI eventually obtain full rights to our position on the property and develop a gold mining operation at Obuom, we would receive from AMI a 2% net smelter return royalty on 54% of the property’s gold production.

Goulagou and Rounga – In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in our Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over the next four years, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. In addition, we will receive up to two million shares of Riverstone over the term of the option and will receive two million common share purchase warrants of Riverstone at exercise prices of Cdn$0.30 to Cdn$0.45. We will also retain a production-related net smelter return royalty of up to 2%.

Paul Isnard – We have agreed to pay a royalty to EURO on all future gold production, if any, from the Paul Isnard property up to 5.0 million ounces. Gold production in excess of 5.0 million ounces will not be subject to the royalty. The royalty varies from ten percent (10%) of the difference between the market price of gold per ounce and $400, for all gold sales up to 2.0 million ounces and five percent (5%) of the same for gold sales between 2.0 million and 5.0 million ounces. Furthermore, we have agreed, subject to completion of a positive feasibility study, to pay an annual $1.0 million advance royalty to EURO beginning September 2010 and continuing until such time as the Paul Isnard property begins mining and selling gold. The total advanced royalty payments will be deducted from royalties payable during the production period on the first 2.0 million ounces.

In February 2008 EURO renewed its prospecting permits for portions of the Paul Isnard property. To obtain the permit renewal we guaranteed the French mining authorities that we would spend at least € 0.6 million on the Paul Isnard property before 2010. At any time during the three year we can opt to drop the prospecting permits and forego the spending.

Bogoso Power Plant – In August 2007 we entered into an agreement with Genser Power Ghana Ltd (“Genser”) under which Genser will construct, operate and maintain a 20 megawatt rated power plant at our Bogoso plant site. Once the power plant is completed we have agreed to purchase electric power from Genser’s plant and make payments in accordance with the following formulas: in months where our average monthly demand is equal to or less than 10 megawatts, we will pay Genser $295,200 per month plus the cost of fuel regardless of the amount of power used. In months where our average monthly demand exceeds 10 megawatts, we will pay Genser $0.030/kilowatt hour for amounts in excess of 10 megawatts plus fuel costs.

We have agreed to provide Genser with a letter of credit but had not completed arrangements for a letter of credit as of December 31, 2007. The Genser agreement requires an initial letter of credit of $2.0 million increasing each month after initiation of construction reaching a maximum of approximately $7.0 million in the seventh month. The letter of credit will progressively decrease over the subsequent months until it reaches nil at the end of the 30 months following the initiation of construction. At any point in the first 30 months we can terminate the contract by making a payment to Genser equal to the remaining balance on the letter of credit. If such payment is made, Genser will return the letter of credit and the title to the power plant will be transferred to us. If the contract is terminated after 30 months, title to the plant will transfer to us for no consideration.

14. Warrants

On February 14, 2007, 8,401,031 share purchase warrants expired unexercised. They were issued in conjunction with an equity offering in 2003 at a strike price of Cdn$4.60. As of December 31, 2007, we have 3,224,520 warrants outstanding which were issued as part of the St. Jude acquisition in December 2005. These warrants expire on November 20, 2008 and have a strike price of Cdn$4.17.

15. Share Capital

On March 1, 2007, we sold 21 million common shares at a price of $3.60 per share resulting gross proceeds of in $75.6 million. Net proceeds were $72.2 million after deducting underwriting commissions but before deducting offering expenses. On March 9, 2007, the underwriters exercised their option to purchase an additional 3.15 million common shares for additional gross proceeds of $11.3 million. After deducting the underwriter’s commission, net proceeds from the additional shares were $10.8 million.

16. Stock based compensation

Stock Options – We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “Plan”), and options are granted under this plan from time to time at the discretion of the Compensation Committee. Options granted are non-assignable and are exercisable for a period of ten years or such other period is stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock of which 4,025,721 are available for grant at December 31, 2007. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the fair market value of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Compensation Committee.

In addition to options issued under the Plan, 2,533,176 options were issued to various employees of St. Jude in exchange for St. Jude options in late 2005 of which 576,000 remain unexercised as of December 31, 2007. All of the remaining unexercised options held by St. Jude employees are vested. All figures shown below include the options issued to St. Jude employees.

Non-cash employee compensation expense recognized in the statements of operations with respect to the Plan are as follows:

	2007	2006	2005
Total stock compensation cost during the period	$3,274	$1,842	$900

We granted 1,875,023 , 1,411,750 and 514,000 options during 2007, 2006 and 2005, respectively. We do not receive a tax deduction for the issuance of options. As a result we did not recognize any income tax benefit related to the stock compensation expense during 2007, 2006 and 2005.

The fair value of options granted during 2007, 2006 and 2005 were estimated at the grant dates using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	2007	2006	2005
Expected volatility	47.39 to 67.13%	50.67 to 63.83%	27.3 to 34.9%
Risk–free interest rate	3.85 to 4.58%	4.00% to 4.70%	2.75% to 3.50%
Expected lives	4 to 7 years	4 to 7 years	0.5 to 5 years
Dividend yield	0%	0%	0%

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

A summary of option activity under the Plan as of December 31, 2007 and changes during the year then ended is presented below:

	Options (000’)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2006	6,556	2.98	5.7	$3,583
Granted	1,875	3.94	9.5	—
Exercised	(1,549)	1.62	—	(4,451)
Forfeited	(258)	3.85	—	—

Outstanding as of December 31, 2007	6,624	3.46	6.3	3,775
Exercisable at December 31, 2007	5,421	3.45	4.3	3,022

	Options outstanding			Options exercisable
Range of exercise prices (Cdn$)	Number outstanding at December 31, 2007	Weighted– average remaining contractual life (years)	Weighted- average exercise price (Cdn$)	Number exercisable at December 31, 2007	Weighted- average exercise price (Cdn$)
1.00 to 2.50	1,901	2.2	1.61	1,901	1.61
2.51 to 4.00	3,109	8.4	3.48	1,894	3.48
4.01 to 7.00	1,570	7.2	5.50	1,184	5.88
7.01 to 10.00	44	6.0	9.07	44	9.07

	6,624	6.3	3.46	5,023	3.38

The weighted–average grant date fair value of share options granted during the years ended December 31, 2007, 2006 and 2005 was Cdn$2.20, Cdn$2.61, and Cdn$0.95, respectively. The intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was Cdn$4.5 million, Cdn$3.2 million and Cdn$0.4 million, respectively.

A summary of the status of non–vested options at December 31, 2007 and changes during the year ended December 31, 2007, is presented below:

	Number of options (‘000)	Weighted average grant date fair value (Cdn$)
Non-vested at January 1, 2007	1,175	2.38
Granted	1,875	2.20
Vested	(1,736)	2.33
Forfeited	(111)	2.50

Non-vested at December 31, 2007	1,203	2.17

As of December 31, 2007 there was a total unrecognized compensation cost of Cdn$1.5 million related to share-based compensation granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair values of shares vested during the years ended December 31, 2007, 2006 and 2005 were Cdn$4.0, Cdn$1.9 and Cdn$2.9 million, respectively.

Stock Bonus Plan—In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock of which 545,845 common shares had been issued as of December 31, 2007. During the years ended December 31, 2007, 2006 and 2005 we issued 50,683, 4,000 and 45,342 common shares, respectively, to employees under the Bonus Plan. The cost of the share grants was $0.2 million in 2007. No cost was incurred in connection with share grants made in 2006 and 2005.

17. Financial Instruments

Fair Value – Our financial instruments are comprised of cash, short term investments, accounts receivable, restricted cash, accounts payable, accrued liabilities, accrued wages, payroll taxes and debt. The fair value of cash and short term investments, derivatives, accounts receivable, accounts payable, accrued liabilities and accrued wages, payroll taxes and current debt equals their carrying value due to the short term nature of these items. The fair value of restricted cash is equal to the carrying value as the cash is invested in short term, high-quality instruments. Management also estimates that the fair value of the debt facility and the equipment financing facility approximates their carrying value. The fair value of the convertible debentures net of accrued interest is estimated to be $127.4 million at December 31, 2007.

18. Income Taxes

We recognize future tax assets and liabilities based on the difference between the financial reporting and tax basis of assets and liabilities using the substantially enacted tax rates expected to be in effect when the taxes are paid or recovered. We provide a valuation allowance against future tax assets for which we do not consider realization of such assets to meet the required “more likely than not” standard.

Our future tax assets and liabilities at December 31, 2007 and 2006 include the following components:

	As of December 31,
	2007	2006
Future tax assets:
Offering costs	$2,516	$1,489
Non-capital loss carryovers	126,431	64,228
Capital loss carryovers	4,147	1,361
Mine property costs	11,888	10,883
Reclamation costs	2,898	3,225
Derivatives	64	2,664
Unrealized loss	1,038	—
Other	1,010	887
Valuation allowance	(72,460)	(37,227)

Future tax assets	$77,532	$47,510
Future tax liabilities:
Mine property costs	$119,324	$81,870
Derivatives	—	439
Conversion feature discount	—	529
Other	362	1,619

Future tax liabilities	119,686	84,457

Net future tax assets/(liabilities)	$(42,154)	$(36,947)

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	2007	2006
Canada	$35,716	$24,692
U.S.	70	—
Ghana	36,674	12,535

Total valuation allowance	$72,460	$37,227

The provision for income taxes includes the following components:

	2007	2006	2005
Current
Canada	$—	$—	$—
Foreign	—	—	—
Future
Canada	—	4,926	(4,926)
Foreign	5,206	1,112	(8,004)

Total	$5,206	$6,038	$(12,930)

A reconciliation of expected income tax on net income before minority interest at statutory rates with the actual expenses (recovery) for income taxes is as follows:

	2007	2006	2005
Net income /(loss) before minority interest	$(32,473)	$71,521	$(26,184)
Statutory tax rate	32.5%	32.5%	32.5%

Tax expense/(benefit) at statutory rate	(10,560)	23,258	(8,515)
Foreign tax rates	(8,377)	(7,104)	(3,296)
Change in tax rates	—	(2,634)	568
Non-taxable portion of capital (gains)/losses	(2,202)	(5,555)	270
Expired loss carryovers	136	842	16,287
Deconsolidation of EURO carryovers and tax basis	—	(1,894)	—
Ghana investment allowance	(3,638)	—	(666)
Non-deductible stock option compensation	1,065	599	274
Non-deductible expenses	324	36	163
Non-taxable income	—	(624)	—
Loss carryover not previously recognized	158	(402)	(444)
Inter-company asset basis not deductible	—	—	6,320
Ghana property basis not previously recognized	—	—	862
Non-deductible Ghana property basis	788	2,213	597
Change in future tax assets due to exchange rates	(4,578)	(637)	238
Change in valuation allowance	32,090	(2,060)	(25,588)

Income tax expense /(recovery)	$5,206	$6,038	$(12,930)

During 2007 and 2005, we recognized $6.5 million and $4.2 million, respectively, of share offering costs. Shareholders’ equity has been credited in the amounts of $2.1 million and $1.3 million for the tax benefits of these deductions. In addition, in 2007 we recognized $3.2 million of unrealized loss on marketable equity securities. Other comprehensive income has been credited for the $1 million tax benefit of these future tax deductions. A $2.1 million valuation allowance has been provided in shareholders’ equity for the net tax impact of the share offering costs. In addition, a $1 million valuation allowance has been provided in other comprehensive income for the net tax impact of the unrealized loss.

At December 31, 2007 we had tax pool and loss carryovers expiring as follows:

	Canada	Ghana
2008	$2,237	$—
2009	2,759	—
2010	1,296	—
2011	—	14,030
2012	—	43,255
2014	12,527	—
2015	7,040	—
2026	20,952	—
Indefinite	25,503	387,271

Total	$72,314	$444,556

19. Earnings per Common share

The following table provides a reconciliation between basic and diluted earnings per common share:

	For the years ended December 31,
	2007	2006	2005
Net income/(loss)	$(36,404)	$64,689	$(13,531)
Weighted average number of common shares (millions)	229.1	207.5	143.6
Dilutive securities:
Options	—	2.2	—
Convertible notes	—	—	—
Convertible debentures	—	—	—
Warrants	—	—	—

Weighted average number of diluted shares	229.1	209.7	143.6
Basic earnings/(loss) per share	$(0.159)	$0.312	$(0.094)
Diluted earnings/(loss) per share	$(0.159)	$0.308	$(0.094)

20. Supplemental cash flow information

The following is a summary of significant non-cash transactions:

	2007	2006	2005
Accounts receivable	$—	$2,341	$—
Capitalized loan fees	—	91	—
Accounts payable	—	754	—
Derivative liability	—	6,333	—
Common shares issued - purchase St. Jude Resources Ltd.	$—	$—	$110,924

There was no cash paid for income taxes during 2007, 2006 and 2005. Cash paid for interest was $7.2 million in 2007, $4.0 million in 2006 and $3.1 million in 2005. During 2007 a total of $0.6 million of depreciation was included in general and administrative costs or was capitalized into projects.

21. Operations by segment and geographic area

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location.

	Africa
As of and for the year ended December 31,	Bogoso/ Prestea	Wassa	Other	South America	Corporate	Total
2007
Revenues	$86,602	$89,012	$—	$—	$—	$175,614
Interest expense	1,961	635	—	—	3,444	6,040
Income tax (expense) benefit	(5,207)	—	1	—	—	(5,206)
Net income/(loss)	(31,710)	8,671	(2,970)	(516)	(9,879)	(36,404)
Total assets	436,250	111,501	173,228	10,769	60,800	792,548
2006
Revenues	$63,359	$59,227	$—	$—	$—	$122,586
Interest expense	786	779		281		1,846
Income tax (expense) benefit	2,117	—	(3,229)	—	(4,926)	(6,038)
Net income/(loss)	8,045	(1,512)	2,586	(3,981)	59,551	64,689
Total assets	360,455	110,866	166,750	7,852	17,851	663,774
2005
Revenues	$58,283	$31,380	$—	$—	$—	$89,663
Interest expense	325	348	—	415	1,328	2,416
Income tax benefit	4,848	—	—	3,156	4,926	12,930
Net income/(loss)	4,578	(8,994)	(20)	(412)	(8,683)	(13,531)
Total assets	168,166	103,506	175,232	10,604	107,095	564,603

22. Related parties

During 2007, we obtained legal services from a firm where our Chairman is of counsel. The cost of services incurred from this firm during 2007 and 2006 was $1.0 million and $0.5 million, respectively. Our Chairman did not personally perform any legal services to the Company during 2007 or 2006 nor did he benefit directly or indirectly from payments for the services performed by the firm.

23. Subsequent Events

Ghana stock exchange listing and share offering

In February 2008, our common shares were listed on the Ghana Stock Exchange in Accra. In conjunction with the listing we issued 1,869,020 Golden Star common shares to investors in Ghana and Europe at a price of $3.10 (3.0 Cedis). All shares issued are tradable on the Toronto Stock Exchange and the American Stock Exchange as well as on the Ghana Stock Exchange.

24. Generally Accepted Accounting Principles in the United States

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.

(c) Consolidated Balance Sheets in U.S. GAAP

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$75,754	$27,108
Accounts receivable	8,369	8,820
Inventories	56,739	45,475
Deposits	4,513	7,673
Other current assets	1,224	1,458

Total current assets	146,599	90,534

Restricted cash	1,510	1,581
Available-for-sale and long term investments	5,121	5,718
Deferred exploration and development costs (Note d1)	—	—
Property, plant and equipment (Note d3)	282,590	92,345
Mine construction in progress	—	165,155
Mining properties (Notes d2 and d3)	288,795	243,532
Future tax asset (Note d4)	—	6,657
Other assets (Note d5)	4,362	573

Total assets	$728,977	$606,095

LIABILITIES
Current liabilities (Note d6)	$75,192	$69,151
Long term debt (Note d7)	145,324	68,539
Asset retirement obligations	16,906	16,034
Future tax liability (Note d4)	40,640	42,154
Fair value of long term derivatives (Note d6)	—	2,897

Total liabilities	278,062	198,775

Minority interest	1,637	2,902
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Share capital (Note d8)	608,737	524,239
Contributed surplus (Note d7)	12,238	9,048
Accumulated comprehensive income and other (Note d9)	5,965	7,034
Deficit	(177,662)	(135,903)

Total shareholders’ equity	449,278	404,418

Total liabilities and shareholders’ equity	$728,977	$606,095

(b) Consolidated Statements of Operations under US GAAP

	For the years ended December 31,
	2007	2006	2005 (restated)
Net income under Cdn GAAP	$(36,404)	$64,689	$(13,531)
Deferred exploration expenditures expensed per US GAAP (Note d1 and d2)	(11,661)	(15,911)	(14,597)
Impact of start-up accounting (Note d3)	1,994	1,738	(4,888)
Write-off of deferred exploration properties (Note d1)	1,973	1,847	1,403
Debt retirement expense (Note d10)	(4,918)	—	—
Derivative gain on non-US$ warrants (Note d6)	1,929	5,682	4,478
Reverse depreciation on assets already written off for US GAAP	2,067	—	—
Fair value adjustment on debentures	598	—	—
Debt Accretion Reversal	1,165	—	—
Other	(6)	(28)	455

Net income/(loss) under US GAAP before minority interest	(43,263)	58,017	(26,680)
Minority interest, as adjusted	(10)	(142)	2,210

Net income/(loss) before income tax under US GAAP	(43,273)	57,875	(24,470)
Income tax expense, as adjusted (Note d4)	1,514	—	—

Net income/(loss) under US GAAP	$(41,759)	$57,875	$(24,470)

Other comprehensive income – gain on marketable securities (Note d9)	(1,070)	5,718	8,179

Comprehensive income/(loss)	(42,829)	$63,593	$(16,291)

Basic net income/(loss) per share under US GAAP	$(0.182)	$0.279	$(0.170)
Diluted net income/(loss) per share under US GAAP	$(0.182)	$0.276	$(0.170)

(c) Consolidated Statements of Cash Flows under US GAAP

	For the yeas ended December 31
	2007	2006	2005 (restated)
Cash provided by (used in):
Operating activities	$(4,991)	$(10,513)	$(27,530)
Investing activities	(89,369)	(76,211)	(38,899)
Financing activities	143,006	24,123	143,261

Increase/(decrease) in cash and cash equivalents	48,646	(62,601)	76,832
Cash and cash equivalent beginning of period	27,108	89,709	12,877

Cash and cash equivalents end of period	$75,754	$27,108	$89,709

(d) Notes:

(1)	Under US GAAP, exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.
(2)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.
(3)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it is available for regular and sustained use. Under Cdn GAAP, new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity.
(4)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine developments cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 1 and 2 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP but a valuation allowance has been applied to all amounts as of December 31, 2007. On January 1, 2007, we adopted the provisions of FIN 48 for US GAAP purposes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48.

Based on this review the provisions of FIN 48 had no effect on our financial position, cash flows or results of operations at either January 1, 2007 or December 31, 2007.

We and our subsidiaries are subject to the following material taxing jurisdictions: Ghana, Canada and Burkina Faso. The tax years that remain open to examination by the Ghana Internal Revenue Service are years 1999 through 2007. The tax years that remain open to examination by Revenue Canada are years 2003 through 2007. All tax years remain open to examination in Burkina Faso. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2007 or December 31, 2007.

(5)	Under Cdn GAAP, loan acquisition costs are netted with the associated loan liability and the fees are amortized as interest expense over the life of the loan using the effective interest method. Under US GAAP loan acquisition costs are shown as an asset and amortized as interest expense over the life of the loan using the effective interest method.
(6)	Under US GAAP the fair value of warrants denominated in currencies other than the company’s functional currency are treated as a derivative liability. The derivative liability of such warrants is market to market at the end of each period and the change in fair value is recorded in the statement of operations. Under Cdn GAAP the issue-date fair values of all warrants is treated as a component of shareholders’ equity and are recorded as contributed surplus and are not subsequently marked to their fair value.
(7)	Under Cdn GAAP, the fair value of the conversion feature of convertible debt is classified as equity and the balance is classified as a liability. The liability portion is accreted each period in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date. Accretion is recorded as interest expense. For US GAAP purposes, the entire amount of convertible debt is classified as a liability and recorded at fair value at the end of each period, with the change in fair value recorded in the statement of operations.
(8)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP)—under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP.
(9)	US GAAP recognized accumulated comprehensive income prior to 2007. Cdn GAAP recognized accumulated comprehensive income only from January 1, 2007.

(10)	The loss from the retirement of the $50 million Convertible Debt is adjusted from Cdn GAAP to US GAAP as follows:

Premium allocated to debt	$6,009
Unaccreted loan balance	(1,091)

Change in loss on retirement debt	$4,918

(11)	Impact of recently issued Accounting Standards

-In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to measure, at specified election dates, financial instruments and certain other items at fair value that are not currently measured at fair value. For those items for which the fair value option is elected, unrealized gains and losses will be recognized in earnings for each subsequent reporting period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on the financial statements.

-In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated results of operations and financial condition.

-In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

25. Quarterly Financial Data (Unaudited)

	2007 Quarters ended				2006 Quarters ended(1)
($ millions, except per share data)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun 30	Mar . 31
Revenues	$69.9	$47.8	$28.1	$29.2	$33.2	$36.6	$31.5	$27.4
Net income/(loss)	(17.8)	(12.7)	(2.3)	(3.6)	30.8	1.5	13.1	19.3
Net earnings/(loss) per share
Basic	$(0.077)	$(0.054)	$(0.010)	$(0.016)	$0.148	$0.007	$0.063	$0.093
Diluted	$(0.077)	$(0.054)	$(0.010)	$(0.016)	$0.146	$0.007	$0.063	$0.092

(1)	Reflect the restatement of in-process metals inventories for quarters one, two and three.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with PricewaterhouseCoopers LLP, our auditors, regarding any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Golden Star’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the evaluation the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007 disclosure controls and procedures were effective.

Management’s Report on Consolidated Financial Statements

Management has concluded that the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in accordance with Canadian generally accepted accounting principles. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP as stated in their report which expressed an unqualified opinion thereon.

Management’s Report on Internal Control Over Financial Reporting:

Management of Golden Star is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Golden Star’s internal control over financial reporting is a process designed under the supervision of Golden Star’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with Canadian GAAP. As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that Golden Star maintained effective internal control over financial reporting as of December 31, 2007. The effectiveness of Golden Star’s internal control over financial reporting at December 31, 2007 has been audited by PricewaterhouseCoopers LLP, as stated in their report, which appears herein.

In December 2006 in was determined that our accounting for warrants denominated in Canadian dollars using accounting principles generally accepted in the United States (“US GAAP”) was incorrect. As a result, warrants denominated in Canadian dollars were treated as equity instruments rather than as derivative instruments. This control deficiency resulted in restatement of our US GAAP balance sheets and US GAAP statements of operation for the quarters ended March 31, June 30 and September 30, 2006 and for the years ended December 31, 2005,2004 and 2003. Also at December 31, 2006 a control deficiency was discovered which resulted in a material misstatement of In-Process inventory balances. Specifically, we did not maintain effective controls over the computation and review of our In-Process inventory calculation to ensure that appropriate components were properly reflected in the calculations. In addition, management’s assessment found deficiencies in controls over vendor payments which resulted in unauthorized payments and which could have resulted in material amounts of unauthorized disbursements. After reporting a material weakness for our handling of the US dollar-denominated warrants, it was determined by PWC and other major accounting firms that our treatment of US dollar denominated warrants did not constitute a material weakness. In response to the material weakness related to calculation of in-process inventory, we implemented additional controls which increased the level and number of reviews of the in-process inventory calculations. Our testing of this calculation during 2007 indicates that the problem that caused the misstatements of quarters 1, 2 and 3 in 2006 has not re-occurred. In response to the material weakness related to unauthorized payments, we implemented new controls during 2007 designed to prevent a reoccurrence of the such unauthorized payments. These controls included requiring original invoices for most vendor payments, two signatures and two reviews of all wire payments and verification of proper wire instructions on all wire payments. Our testing of vendor payments in 2007 found no unauthorized vendor payments.

Changes in Internal Controls Over Financial Reporting

There was no change in Golden Star’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the Company’s last fiscal quarter of 2007 that has materially affected or is reasonably likely to affect Golden Star’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEMS 10, 11, 12, 13 AND 14

In accordance with General Instruction G(3), the information required by Part III is hereby incorporated by reference from our proxy circular to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. The following documents are filed as part of this Report:

1. Financial Statements

•	Management’s Report

•	Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

•	Notes to the Consolidated Financial Statements

2. Financial Statement Schedules

Financial Statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

2. Exhibits

3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003); Articles of Amendment dated May 6, 2005 (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 2006)
3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); Amendment No. 1 to Bylaw Number One, effective March 9, 2006 (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form S-3 (File No. 333-148296))
4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-91666) filed on July 15, 2002)
4.2	Amended and Restated Shareholder’s Rights Plan dated as of May 9, 2007 between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007)
4.3	Securities Purchase Agreement dated April 15, 2005 between the Company and Amaranth LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 19, 2005)
4.4	Form of Warrant issued to warrant holders of St. Jude Resources Ltd. (incorporated by reference to Exhibit 4.14 to the Company’s Form 10-K for the year ended December 31, 2006)
4.5	Form of Option issued to option holders of St. Jude Resources Ltd. (incorporated by reference to Exhibit 4.15 to the Company’s Form 10-K for the year ended December 31, 2006)

4.6	Indenture dated November 8, 2007 between the Company and The Bank of New York for the Company’s 4.0% Convertible Senior Unsecured Debentures due November 30, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed November 13, 2007)
4.7	Form of Canadian Global Debenture dated November 8, 2007 for the Company’s 4.0% Convertible (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed November 13, 2007)
4.8	Form of US Global Debenture dated November 8, 2007 for the Company’s 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed November 13, 2007)
4.9	Registration Rights Agreement dated November 8, 2007 between the Company and BMO Nesbitt Burns Inc. for the Company’s 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed November 13, 2007)
10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)
10.2	Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004)
10.3	Form of Stock Option Agreement (Employee)
10.4	Form of Stock Option Agreement (Director)
10.5	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)
10.6	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)
10.7	Amended and Restated Employment Agreement with Mr. Peter Bradford dated April 30, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2004); Letter Agreement amending Mr. Bradford’s Amended and Restated Employment Agreement dated February 3, 2005 (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004); Amended and Restated Letter Agreement amending Mr. Bradford’s Amended and Restated Employment Agreement, as amended dated November 1, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007)
10.8	Severance and Release Agreement dated February 1, 2008 among the Company, Caystar Management Holdings and Mr. Peter Bradford
10.9	Severance and Release Agreement between the Company and Mr. Allan Marter dated October 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006)
10.10	Amended and Restated Employment Agreement with Mr. Bruce Higson-Smith dated April 30, 2004 (incorporation by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2004)
10.11	Employment Agreement with Mr. Thomas G. Mair dated February 8, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 14, 2007); Letter Agreement amending Mr. Mair’s Employment Agreement dated December 20, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 27, 2007)
10.12	Employment Agreement with Mr. Roger Palmer, dated October 23, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed December 27, 2007).
10.13	Employment Agreement with Mr. Mitch Wasel dated September 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007)
10.14	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, (1) dated December 9, 1997 (incorporated by reference to Exhibit 10.39(a) to the Company’s Form 10-K for the year ended December 31, 1997), (2) dated December 8, 1998 (incorporated by reference to Exhibit 10.39(b) to the Company’s Form 10-K for the year ended December 31, 1998), (3) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company’s Form 10-K for the year ended December 31, 1999), and (4) dated August 16, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002)
10.15	Agreement, dated November 16, 2001, between Bogoso Gold Limited and Prestea Gold Resources Limited for the purchase of Prestea mining lease rights and option payments (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2002)
10.16	Guiana Shield Transaction Agreement with Cambior Inc. dated October 25, 2001 for the sale and swap of Golden Star’s interest in Gross Rosebel and other properties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2002)
10.17	Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2006)

10.18	Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2006)
10.19	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)
10.20	Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 from the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporation by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)
10.21	Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea Underground property (incorporation by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)
10.22	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)
10.23	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)
10.24	Letter agreement between the Company and Guyanor Ressources S.A. dated September 30, 2004 relating to sale of Gross Rosebel Participation Right (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2004)
10.25	Arrangement Agreement dated November 11, 2005 between the Company and St. Jude Resources Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on November 17, 2005)
10.26	Executive Employment Agreement, dated July 1, 2002, between St. Jude Resources Ltd. and Bluestar Management Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2006)
10.27	License Agreement, dated June 28, 2004 between Biomin Technologies S.A. and Bogoso Gold Limited (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2006)
10.28	EPCM Services Agreement, dated April 16, 2006, between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006)
10.29	Medium Term Loan Agreement, dated October 11, 2006 between Ghana Limited, Cal Bank Ghana Limited and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2006)
10.30	Management Services Agreement dated July 1, 2007 between the Company and Golden Star Management Services Company
10.31	Letter Agreement dated September 26, 2007 between the Company and EURO Ressources SA for the participation by the Company in the EURO rights offering (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007)
10.32	Letter Agreement dated October 10, 2007 between the Company and Riverstone Resources Inc. for the purchase and sale of the Goulagou/Rounga Properties and Yantenga Holdings (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007)
14	Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2006)
21	Subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ Thomas G. Mair
Thomas G. Mair
Interim President and Chief Executive Officer

Date:	February 25, 2008

By:	/s/ Ian MacGregor	By:	/s/ David K. Fagin
Name:	Ian MacGregor	Name:	David K. Fagin
Title:	Director	Title:	Director
Date:	February 25, 2008	Date:	February 25, 2008

By:	/s/ James E. Askew	By:	/s/ Lars-Eric Johansson
Name:	James E. Askew	Name:	Lars-Eric Johansson
Title:	Director	Title:	Director
Date:	February 25, 2008	Date:	February 25, 2008

By:	/s/ Michael Terrell	By:	/s/ Michael Martineau
Name:	Michael Terrell	Name:	Michael Martineau
Title:	Director	Title:	Director
Date:	February 25, 2008	Date:	February 25, 2008

By:	/s/ Roger Palmer	By:	/s/ Thomas G. Mair
Name:	Roger Palmer	Name:	Thomas G. Mair
Title:	Interim Chief Financial Officer (principal finance and accounting officer)	Title:	Interim President and Chief Executive Officer (principal executive officer)
Date:	February 25, 2008	Date:	February 25, 2008

EXHIBIT INDEX

10.3	Form of Option Agreement (Employee)
10.4	Form of Option Agreement (Director)
10.8	Severance and Release Agreement dated February 1, 2008 among the Company, Caystar Management Holdings and Peter Bradford
10.30	Management Services Agreement dated July 1, 2007 between the Company and Golden Star Management Services Company
21	Subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)