Form 10-Q
period 2008-03-31
GOLDEN STAR RESOURCES LTD
filed 2008-05-06
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Number of Common Shares outstanding as at May 02, 2008: 235,945,311

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

These statements include comments regarding, our plans to rectify problems with the Bogoso sulfide processing plant; production and cash operating cost estimates for 2008; anticipated commencement dates of mining and production, including at Prestea South and the HBB Properties; estimated development costs for the HBB Properties in 2008; our attainment of mid-tier production rates; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and recovery rates; ore type, delivery and ore processing; potential mine life; permitting; establishment and estimates of mineral reserves and resources; geological, environmental, community and engineering studies; exploration efforts and activities; identification of acquisition and growth opportunities; completion of construction of the Bogoso power plant; and access to the power plant, and our ability to meet 2008 cash requirements.

The following, in addition to the factors described under “Risk Factors” in Item 1A below, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	significant increases or decreases in gold prices;

•	failure to expand Mineral Reserves around our existing mines;

•	unexpected changes in business and economic conditions;

•	inaccuracies in Mineral Reserves and non-reserves estimates;

•	changes in interest rates and currency exchange rates;

•	timing and amount of gold production;

•	unanticipated variations in ore grade, tonnes mined and/or tonnes processed;

•	unanticipated recovery or production problems;

•	effects of illegal mining on our properties;

•	changes in mining and processing costs, including changes to costs of raw materials, supplies, services and personnel;

•	changes in metallurgical properties of ore;

•	availability of skilled personnel, contractors, materials, equipment, supplies, power and water;

•	changes in project parameters or mine plans;

•	costs and timing of development of new mineral reserves;

•	adverse changes in weather and climate;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	acquisitions and joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	changes in regulations affecting our operations, particularly in Ghana, where our principal producing properties are located;

•	local and community impacts and issues;

•	availability and cost of replacing mineral reserves;

•	timing of receipt and maintenance of government approvals and permits;

•	unanticipated transportation costs and shipping incidents and losses;

•	accidents, labor disputes and other operational hazards;

•	environmental costs and risks;

•	unanticipated title issues;

•	competitive factors, including competition for property acquisitions;

•	possible litigation; and

•	availability of capital at reasonable rates or at all.

These factors are not intended to represent a complete list of the general or specific factors that could affect us. We undertake no obligation to update forward-looking statements.

ITEM 1.	FINANCIAL STATEMENTS

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars except shares issued and outstanding)

(Unaudited)

	As of March 31, 2008	As of December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,677	$75,754
Accounts receivable	4,019	8,369
Inventories (Note 3)	71,230	55,966
Deposits (Note 4)	6,947	4,513
Prepaids and other	1,670	1,224

Total Current Assets	138,543	145,826

RESTRICTED CASH	5,170	1,510
AVAILABLE-FOR-SALE INVESTMENTS (Note 5)	7,740	5,121
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 6)	30,804	29,203
PROPERTY, PLANT AND EQUIPMENT (Note 7)	279,714	284,077
MINING PROPERTIES (Note 8)	330,391	326,811

Total Assets	$792,362	$792,548

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$18,867	$26,457
Accrued liabilities	33,107	28,394
Fair value of derivatives (Note 11)	339	248
Asset retirement obligations (Note 12)	2,013	2,013
Current debt (Note 10)	15,237	17,125

Total Current Liabilities	69,563	74,237

LONG TERM DEBT (Note 10)	106,909	107,929
ASSET RETIREMENT OBLIGATIONS (Note 12)	17,060	16,906
FUTURE TAX LIABILITY (Note 18)	42,154	42,154

Total Liabilities	235,686	241,226

MINORITY INTEREST	6,002	6,150
COMMITMENTS AND CONTINGENCIES (Note 23)	—	—

SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 15)
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 235,945,311 at March 31, 2008 and 233,703,681 at December 31, 2007 (Note 15)	615,351	609,103
CONTRIBUTED SURPLUS	13,919	13,230
EQUITY COMPONENT OF CONVERTIBLE NOTES	34,525	34,620
ACCUMULATED OTHER COMPREHENSIVE INCOME (Note 17)	5,766	3,192
DEFICIT	(118,887)	(114,973)

Total Shareholders’ Equity	550,674	545,172

Total Liabilities and Shareholders’ Equity	$792,362	$792,548

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in thousands of US dollars except per share data)

(Unaudited)

	Three months ended
	2008	2007
Gold revenue	$53,183	$29,861
Cost of sales (Note 9)	(49,124)	(33,326)

Mine operating margin (loss)	4,059	(3,465)

OTHER EXPENSES, (GAINS) AND LOSSES
Exploration expense	389	784
General and administrative expense	4,339	4,680
Derivative mark-to-market losses (Note 11)	442	294
Foreign exchange (gain)/loss	(362)	229
Interest expense	3,693	427
Interest and other income	(380)	(505)
Gain on sale of investments	—	(3,543)

Loss before minority interest	(4,062)	(5,831)
Minority interest	148	63

Net loss before income tax	(3,914)	(5,768)
Income tax benefit (Note 18)	—	2,203

Net loss for the period	$(3,914)	$(3,565)

Other comprehensive income – unrealized gain (loss) on investments	2,574	(465)

Comprehensive loss	$(1,340)	$(4,030)

Deficit, beginning of period	(114,973)	(75,416)

Deficit, end of period	(118,887)	(78,981)

Net loss per common share - basic and diluted (Note 19)	$(0.017)	$(0.016)
Weighted average shares outstanding (millions)	234.8	216.2

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)

(Unaudited)

	Three months ended March 31
	2008	2007
OPERATING ACTIVITIES:
Net loss for the period	$(3,914)	$(3,565)

Reconciliation of net loss to net cash used in operating activities:
Depreciation, depletion and amortization	10,972	7,686
Amortization of loan acquisition cost	165	64
Gain on sale of equity investments	—	(3,543)
Stock compensation	689	2,019
Income tax benefit	—	(2,203)
Reclamation expenditures	(63)	(162)
Fair value of derivatives	164	(499)
Accretion of convertible debt	1,507	178
Accretion of asset retirement obligations	217	313
Minority interests	(148)	(63)

	9,589	225
Changes in assets and liabilities:
Accounts receivable	4,350	(170)
Inventories	(15,485)	(6,840)
Prepaids and other	(213)	291
Deposits	(2,434)	(1,284)
Accounts payable and accrued liabilities	(845)	(543)

Net cash used in operating activities	(5,038)	(8,321)

INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(1,952)	(986)
Expenditures on mining properties	(7,715)	(4,514)
Expenditures on property, plant and equipment	(2,253)	(6,495)
Expenditures on mine construction in progress	—	(19,467)
Cash used to acquire short term investments	—	(47,000)
Cash used to secure letter of credit	(3,660)	—
Proceeds from sale of equity investment	—	3,543
Change in payable on capital expenditures	(2,032)	(3,276)
Purchase of long term investments	—	(169)
Deposits on mine equipment and material	—	(1,481)

Net cash used in investing activities	(17,612)	(79,845)

FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 15)	6,248	83,634
Principal payments on debt	(4,343)	(2,639)
Payment of loan fees	(332)	—

Net cash provided by financing activities	1,573	80,995

Decrease in cash and cash equivalents	$(21,077)	$(7,171)

Cash and cash equivalents, beginning of period	75,754	27,108

Cash and cash equivalents end of period	$54,677	$19,937

(See Note 20 for supplemental cash flow information)

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in tables are in thousands of US Dollars unless noted otherwise)

(unaudited)

The consolidated financial statements and the accompanying notes for the periods ended March 31, 2008 and 2007 are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007 on file with Securities and Exchange Commission and with the Canadian securities commissions. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 24 to the consolidated financial statements.

In management’s opinion, the unaudited consolidated financial statements for the three months ended March 31, 2008 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements except for the change in accounting policies subsequent to December 31, 2007 as discussed in Note 2 below.

All financial amounts are in thousands of US dollars unless noted otherwise.

1. Nature of operations and Basis of Presentation

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

Basis of Presentation

The Company has incurred recurring losses from operations accumulating to $119 million at March 31, 2008. At March 31, 2008 and December 31, 2007, current assets approximate current liabilities. It is expected that Wassa will continue to generate cash from operations and that improvements in gold recovery and plant through-put at the Bogoso sulfide plant will result in improved cash flows. These operational cash flows, along with the $54.7 million of cash and cash equivalents at March 31, 2008 and equipment financing debt facility currently in place, are expected to be sufficient to cover capital and operating needs during the balance of 2008. Management believes that the Company will generate sufficient revenues to fund operations. The Company has periodically depended on the issuance of equity and debt financing to fund development when required and will utilize these options in the future if deemed necessary. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

2. Summary of Significant Accounting Policies

International Financial Reporting Standards (“IFRS”)

In 2006, the Canadian Accounting Standards Board (“AcSB”) published a new strategic plan that will significantly affect financial reporting requirements for Canadian companies. The AcSB strategic plan outlines the convergence of Canadian GAAP with IFRS over an expected five year transitional period. In February 2008 the AcSB announced that 2011 is the changeover date for publicly-listed companies to use IFRS, replacing Canadian GAAP. This date is for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. The transition date of January 1, 2011 will require the restatement for comparative purposes of amounts reported by the Company for the year ended December 31, 2010. While the Company has begun assessing the adoption of IFRS for 2011, the financial reporting impact of the transition to IFRS cannot be reasonably estimated at this time.

Changes in Accounting Policies

Effective January 1, 2008, the Company adopted the following accounting standards updates issued by the Canadian Institute of Chartered Accountants (“CICA”). These new standards have been adopted on a prospective basis with no restatement to prior period financial statements.

(a) Capital Disclosures (Section 1535)

This standard requires disclosure of an entity’s objectives, policies and processes for managing capital, quantitative data about what the entity regards as capital and whether the entity has complied with any capital requirements and, if it has not complied, the consequences of such noncompliance. The Company’s objective when managing capital is to ensure the Company’s ability to continue as a going concern, so that it can continue to provide returns for shareholders.

The Company considers the items included in the consolidated statement of shareholder’s equity and its debt facilities as capital. The Company manages the capital structure and makes adjustments to it in the light of changes in economic conditions and the risk characteristics of the underlying assets. In order to maintain or adjust the capital structure, the Company may issue new shares or sell assets to reduce debt. The Company is not subject to externally imposed capital requirements. See footnotes 10, 15 and 25.

(b) Inventories (Section 3031)

This standard replaces the existing Section 3030 with the same title and will harmonize accounting for inventories under Canadian GAAP with International Financial Reporting Standards (“IFRS”). This standard requires that inventories be measured at the lower of cost and net realizable value, and includes guidance on the determination of cost, including allocation of overheads and other costs. The standard also requires that similar inventories within a consolidated group be measured using the same method of either first-in, first-out (FIFO) or weighted average cost formula to measure the cost of other inventories. It also requires the reversal of previous write-downs to net realizable value when there is a subsequent increase in the value of inventories. The adoption of this statement resulted in the reclassification of $1.0 million and $0.8 million from inventory to property, plant and equipment during the first quarter of 2008 and 2007 respectively. See Notes 3 and 9

(c) Going Concern – Amendments to Section 1400

CICA 1400, General Standards of Financial Statement Presentation, was amended to include requirements to assess and disclose an entity’s ability to continue as a going concern. The new requirements are effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008. The adoption of this statement did not have an impact on the consolidated financial statements.

(d) Financial Instruments – Disclosure (Section 3862) and Presentation (Section 3863)

These standards replace CICA 3861, Financial Instruments – Disclosure and Presentation. They increase the disclosures currently required, which will enable users to evaluate the significance of financial instruments for an entity’s financial position and performance, including disclosures about fair value. In addition, disclosure is required of qualitative and quantitative information about exposure to risks arising from financial instruments, including specified minimum disclosures about credit risk, liquidity risk and market risk. The quantitative disclosures must provide information about the extent to which the entity is exposed to risk, based on information provided internally to the entity’s key management personnel. See Note 13.

Recent Accounting Pronouncements Not Yet Adopted

Goodwill and Intangible Assets (Section 3064)

In February 2008, the CICA issued Section 3064, “Goodwill and Intangible Assets”, which replaces Section 3062, “Goodwill and Intangible Assets,” and CICA Section 3450, “Research and Development Costs,” and amendments to Accounting Guideline (AcG) 11, “Enterprises in the Development Stage,” and EIC-27, “Revenues and Expenditures During the Pre-operating Period” and CICA Section 1000, “Financial Statement Concepts.” The standard intends to reduce the differences with International Financial Reporting Standards (“IFRS”) in the accounting for intangible assets and results in closer alignment with U.S. GAAP. Under current Canadian standards, more items are recognized as assets than under IFRS or U.S. GAAP. The objectives of CICA Section 3064 are to reinforce the principle-based approach to the recognition of assets only in accordance with the definition of an asset and the criteria for asset recognition; and clarify the application of the concept of matching revenues and expenses such that the current practice of recognizing assets that do not meet the definition and recognition criteria are eliminated. The standard will also provide guidance for the recognition of internally developed intangible assets (including research and development activities), ensuring consistent treatment of all intangible assets, whether separately acquired or internally developed. This standard will be effective for fiscal years beginning on or after October 1, 2008. We are currently evaluating the impact of adopting this standard in 2009.

3. Inventories

	As of
	March 31, 2008	December 31, 2007
Stockpiled ore	$26,593	$21,518
In–process	13,784	8,878
Finished goods	2,768	—
Materials and supplies	28,085	25,570

Total	$71,230	$55,966

There were approximately 80,460 and 80,000 recoverable ounces of gold in ore stockpile inventories at March 31, 2008 and December 31, 2007, respectively. Stockpile inventories are short-term surge piles which will be processed in the next 12 months or less. The increase in inventory is primarily attributable to grade improvements and ounces in the sulfide plant. For the three months ended March 31, 2008 a $2.8 million write-down to net realizable value was recognized. No write-down to net realizable value was incurred during the three month period ended March 31, 2007.

4. Deposits

Represents short term cash advances and payments for material purchases by our mines which are not yet delivered on-site.

5. Available-for-Sale Investments

	Three month period ended March 31, 2008
	Mineral IRL		EURO Resources		Riverstone		Total
	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Investments
Balance at December 31, 2007	$3,084	5,012,800	$2,037	1,483,967	$—	—	$5,121
Acquisitions	—	—	—	—	118	300,000	118
Dispositions	—	—	(73)	(50,000)	—	—	(73)
OCI [1] - unrealized gain / (loss)	2,428	—	179	—	(33)	—	2,574

Balance at March 31, 2008	$5,512	5,012,800	$2,143	1,433,967	$85	300,000	$7,740

[1]	Denotes other comprehensive income

6. Deferred Exploration and Development Costs

Consolidated property expenditures on our exploration projects for the quarter ended March 31, 2008 were as follows:

	Deferred Exploration & Development December 31, 2007	Capitalized Exploration Expenditures	Other	Deferred Exploration & Development March 31, 2008
AFRICAN PROJECTS
Akropong trend and other Ghana	$1,519	$821	$—	$2,340
Mano River—Sierra Leone	1,486	206	—	1,692
Afema & others — Ivory Coast	1,539	9	—	1,548
Goulagou—Burkina Faso	19,273	—	(351)	18,922
Other Africa	1,518	305	—	1,823
SOUTH AMERICAN PROJECTS				—
Saramacca—Suriname	781	—	—	781
Other South American Projects	3,087	611	—	3,698

Total	$29,203	$1,952	$(351)	$30,804

7. Property, Plant and Equipment

	March 31, 2008			December 31, 2007
	Property, Plant & Equipment at Cost	Accumulated Amortization	Property, Plant & Equipment at Net Book Value	Property, Plant & Equipment at Cost	Accumulated Amortization	Property, Plant & Equipment at Net Book Value
Bogoso/Prestea	$69,877	(23,342)	$46,535	$68,329	$(20,850)	$47,479
Bogoso sulfide plant	197,598	(5,271)	192,327	197,598	(2,602)	194,996
Prestea underground	238	—	238	238	—	238
Wassa	56,695	(16,587)	40,108	55,802	(14,963)	40,839
Corporate & other	924	(418)	506	891	(366)	525

Total	$325,332	(45,618)	$279,714	$322,858	$(38,781)	$284,077

8. Mining Properties

	March 31, 2008			December 31, 2007
	Mining Properties at Cost	Accumulated Amortization	Mining Properties at Net Book Value	Mining Properties at Cost	Accumulated Amortization	Mining Properties at Net Book Value
Bogoso/Prestea	$52,859	$(33,672)	$19,187	$52,708	$(33,584)	$19,124
Prestea Underground	35,268	—	35,268	33,166	—	33,166
Wassa	75,590	(29,220)	46,370	70,657	(26,227)	44,430
Bogoso Sulfide	52,854	(1,165)	51,689	52,774	(1,562)	51,212
Mampon	15,666	—	15,666	15,957	—	15,957
Hwini-Butre and Benso	147,936	—	147,936	147,215	—	147,215
Bondaye	8,044	(1,448)	6,596	8,026	—	8,026
Pampe	9,460	(1,781)	7,679	9,459	(1,778)	7,681

	$397,677	$(67,286)	$330,391	$389,962	$(63,151)	$326,811

9. Cost of Sales

	Three months period ending
	March 31, 2008	March 31, 2007
Mining operations	$50,727	$26,612
Change in inventories (costs from / (to) metals inventory)	(13,300)	(1,256)
Mining related depreciation and amortization	11,480	7,657
Accretion of asset retirement obligations	217	313

Total cost of sales	$49,124	$33,326

10. Debt

	As of
	March 31, 2008	December 31, 2007
Current debt:
Debt facility	$6,184	$7,642
Equipment financing loans	9,053	9,483

Total current debt	$15,237	$17,125

Long term debt:
Debt facility	$—	$626
Equipment financing loans	18,330	20,232
Convertible debentures	88,579	87,071

Total long term debt	$106,909	$107,929

Debt Facility

On October 11, 2006, GSBPL entered into an agreement for a $15.0 million debt facility with two Ghana-based banks. The $15.0 million is repayable over a term of 2 years at US prime plus 1% (6.25% at March 31, 2008). Loan fees totaled 1% of the facility amount. The debt is secured by the non-mobile assets of the Bogoso sulfide processing plant. Proceeds from the debt facility were used for the construction of the Bogoso sulfide expansion project. A total of $0.9 million of interest on the debt facility was capitalized to the Bogoso sulfide expansion project during 2006 and 2007. The debt is carried at amortized cost using the effective interest rate method.

Equipment Financing Loans

We maintain an equipment financing facility between Caterpillar Financial Services Corporation, GSBPL and GSWL, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment and is secured by the mobile equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or LIBOR plus 2.38%. During 2007 we increased the limit on the equipment financing facility from $25.0 million to $40.0 million. At March 31, 2008, $12.6 million was available for future financing under this facility. The average interest rate on the outstanding loans was approximately 7.88% at March 31, 2008.

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

On maturity, we may, at our option, satisfy our repayment obligation by paying the principal amount of the Debentures in cash or, subject to certain limitations, by issuing that number of our common shares obtained by dividing the principal amount of the Debentures outstanding by 95% of the weighted average trading price of our common shares on the American Stock Exchange for the 20 consecutive trading days ending five trading days preceding the maturity date. Upon the occurrence of certain change in control transactions, the holders of the Debentures may require us to purchase the Debentures for cash at a price equal to 101% of the principal amount plus accrued and unpaid interest. If 10% or more of the fair market value of any such change in control consideration consists of cash, the holders may convert their Debentures and receive a number of additional common shares, which number is determined as set forth in the Indenture.

The Debentures are direct senior unsecured indebtedness of Golden Star Resources Ltd., ranking equally and ratably with all our other senior unsecured indebtedness, and senior to all our subordinated indebtedness. None of our subsidiaries have guaranteed the Debentures and the Debentures will not limit the amount of debt that we or our subsidiaries may incur.

The Debentures have been accounted for in accordance with EIC 164, “Convertible and other Debt Instruments with Embedded Derivatives”. Under this statement, the fair value of the conversion feature is recorded as equity. The issuance date fair value of the Company’s obligation to make principal and interest payments was estimated at $89.1 million and was recorded as “Convertible Senior Unsecured Debentures”. The issuance date fair value of the holder’s conversion option was estimated at $35.9 million and was recorded as the “equity portion of convertible senior unsecured Debentures”. The fees totaling $4.7 million related to the issuance of these Debentures has been allocated pro-rata between deferred financing fees of $3.4 million and equity of $1.3 million. At March 31 2008 and December 31, 2007, the unamortized loan fees totaled $3.1 million and $3.0 million respectively were deducted from the value of the debt.

11. Derivatives

In the first quarter of 2008, we received 2 million warrants from Riverstone Resources Inc. (“Riverstone”). These warrants are exercisable at prices between Cdn $ 0.30 and Cdn $ 0.45, depending on the timing of exercise. The original value of the warrants was $0.3 million as of the issuance on Jan 11, 2008. The quarter end value of the warrants was $0.14 million. The change in value of $0.16 million was recorded as a derivative loss in the statement of operations.

In the fourth quarter of 2007 we entered into a series of forward currency agreements totaling $5.1 million for contracts to purchase South African Rand (“Rand”). These contracts were taken out to secure known US dollar costs of a purchase contract stated in Rand. These forward contracts mature ratably between October 28, 2007 and April 25, 2008 at rates between 6.994 and 7.184 Rand to the US Dollar. In the first quarter of 2008 we incurred a derivative loss on these positions of $0.1 million. At March 31, 2008 there was $1.0 million remaining under the agreements.

In 2007, we renegotiated sections of certain agreements with EURO including the timing and amounts of possible future royalty payments and the amount and timing of certain commitments under exploration property earn-ins. In addition, and as part of these renegotiations, we have agreed to make some of our remaining EURO shares available to EURO to deliver against certain options EURO has granted or plans to grant to its directors. This, plus existing options granted to GSR directors, brings the number of our shares in EURO that are subject to option agreements to 480,000.

As a result we recorded a derivative liability to recognize the cost of the EURO shares that we may make available in the future to members of EURO’s management who hold the options. At the end of March 2008 the derivative liability was $0.2 million based on the fair value of the outstanding options.

In 2005 and 2006 we entered into a series of put and call options designed to provide gold price protection during the construction phase of the sulfide processing plant at Bogoso/Prestea. Due to gold price movements during 2006 we recognized expenses of $3.7 million on the calls and puts. All of our 2006 gold price and foreign currency derivative agreements expired by the end of the first quarter in 2007. We recognized a $0.2 million expense on the expiry of these items in the first quarter of 2007.

12. Asset Retirement Obligations

At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings ponds and ongoing post-closure environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on–going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At March 31, 2008, the total, undiscounted amount of the estimated future cash needs is estimated to be $37.6 million.

The changes in the carrying amount of the ARO during the first quarter of 2008 are follows:

March 31, 2008
Balance at December 31, 2007	$18,919
Accretion expense	217
Cost of reclamation work performed	(63)

March 31, 2008
Balance at March 31, 2008	$19,073
Current portion	$2,013
Long term portion	$17,060

13. Financial Instruments

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

Financial Assets

The carrying amounts and fair values of financial assets are as follows:

		March 31, 2008		December 31, 2007
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents [2]	Held-for-trading	$54,677	$54,677	$75,754	$75,754
Restricted cash [2]	Held-for -trading	5,170	5,170	1,510	1,510
Accounts receivable [2]	Loans and receivables	4,019	4,019	8,369	8,369
Long-term investments [1]	Available-for-sale	7,740	7,740	5,121	5,121

Total financial assets		$71,606	$71,606	$90,754	$90,754

[1]	The fair value represents quoted market prices in an active market.
[2]	Carrying amount is a reasonable approximation of fair value.

Financial Liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		March 31, 2008		December 31, 2007
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities [1]	Other financial liabilities	$51,974	$51,974	$54,851	$54,851
Derivative instruments - warrants [4]	Held-for-trading	140	140	—	—
Derivative instruments - forward currency agreements [4]	Held-for-trading	124	124	248	248
Convertible senior unsecured debentures [2,3]	Other financial liabilities	107,125	88,579	93,579	87,071
Debt facility [1]	Other financial liabilities	6,184	6,184	8,268	8,268
Equipment financing loans [2]	Other financial liabilities	30,704	27,383	29,715	29,715

Total financial liabilities		$196,327	$174,460	$186,712	$180,204

[1]	Carrying amount is a reasonable approximation of fair value.

[2]

The fair values of the convertible senior unsecured debentures and the equipment financing loans are determined by discounting the stream of future payments of interest and principal at the estimated prevailing market rates of comparable debt instruments.

[3]

The carrying values of the convertible senior unsecured debentures are being accreted to their maturity values through charges to income over their term based on the effective yield method. Financing costs allocated to the issuance of debt are deferred, amortized over the term of the related debt using the effective yield method and presented as a reduction of the related debt.

[4]	The fair value represents quoted market prices in an active market.

Financial Instrument Risk Exposure and Risk Management

The Company is exposed in varying degrees to a variety of financial instrument related risks. Management approves and monitors the risk management processes. The types of risk exposure and the way in which such exposure is managed is provided as follows:

Credit Risk

The Company’s credit risk is primarily attributable to its liquid financial assets. The Company limits exposure to credit risk on liquid financial assets through maintaining its cash and equivalents, restricted cash and deposits with high-credit quality financial institutions. The Company does not have financial assets that are invested in asset backed commercial paper.

Liquidity Risk

The Company ensures that there is sufficient capital in order to meet short term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash and cash equivalents. The Company believes that these sources will be sufficient to cover the likely short and long term cash requirements. The Company’s cash and equivalents are invested in U.S. treasury notes and bonds.

Market Risk

The significant market risk exposures to which the Company is exposed are foreign exchange risk, interest rate risk and commodity price risk. These are discussed further below.

Foreign exchange risk

The Company’s revenues from the production and sale of gold are denominated in U.S. dollars. The Company’s operating expenses are primarily made in U.S. dollars. However a portion of our operating materials, supplies, services and equipment purchases are in non U.S currencies. Accordingly, the results of the Company’s operations are subject to currency transaction risk and currency translation risk. The operating results and financial position of the Company are reported in U.S. dollars in the Company’s consolidated financial statements. The fluctuation of the US dollar in relation to the non U.S. currencies will consequently have an impact upon the profitability of the Company and may also affect the value of the Company’s assets and the amount of shareholders’ equity. Liabilities are denominated in U.S. dollars.

Interest rate risk

In respect of financial assets, the Company’s policy is to invest cash at floating rates of interest and cash reserves are to be maintained in cash equivalents in order to maintain liquidity, while achieving a satisfactory return for shareholders. Fluctuations in interest rates therefore impact on the value of cash equivalents and short term investments. With respect to financial liabilities, the senior convertible unsecured debentures are not subject to interest rate risk since they bear interest at a fixed rate and not subject to fluctuations in interest rate. The equipment financing facilities are not subject to interest rate fluctuations as their interest rate is fixed.

Commodity price risk

The value of the Company’s mineral resource properties is related to the price of gold and the outlook for these minerals. The Company does not have any hedging or other commodity based derivative risks. Gold prices historically have fluctuated widely and are affected by numerous factors outside of the Company’s control, including, but not limited to, industrial and retail demand, central bank lending, forward sales by producers and speculators, levels of worldwide production, short-term changes in supply and demand because of speculative hedging activities, and other factors. The profitability of the Company’s operations is highly dependent on the market price of gold. If gold prices decline for a prolonged period below the cost of production of the Company’s mines, it may not be economically feasible to continue production.

14. Warrants

As of March 31, 2008, we have 3,224,520 warrants outstanding which were issued as part of the St. Jude 2005 acquisition. These warrants have an exercise price of Cdn$4.17 and expire on November 20, 2008.

15. Share Capital

Changes in share capital during the three months ended March 31, 2008 are as follows:

	Shares	Amount
Balance as of December 31, 2007	233,703,681	$609,103
Common shares issued:
Equity offering (net)	1,881,630	5,346
Option exercises	360,000	902

Balance as of March 31, 2008	235,945,311	$615,351

Changes in share capital during the three months ended March 31, 2007 are as follows:

	Shares	Amount
Balance as of December 31, 2006	207,891,358	$524,619
Common shares issued:
Equity offering (net)	24,150,000	82,404
Option exercises	940,000	989
Warrant exercises	62,783	254
Bonus share grants	50,683	175

Balance as of March 31, 2007	233,094,824	$608,441

16.	Stock Based Compensation

Stock Options – We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “Plan”), under which options are granted from time to time on the recommendations of the Compensation Committee. Options granted are non-assignable and are exercisable for a period of ten years or such other period is stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock of which 3,064,721 are available for grant at March 31, 2008. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the fair market value of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Compensation Committee.

In addition to options issued under the Plan, 2,533,176 options were issued to various employees of St. Jude in exchange for St. Jude options in late 2005 of which 216,000 remain unexercised as of March 31, 2008. All of these remaining options are vested. All figures shown below include the options issued to St. Jude employees.

Non-cash employee compensation expense recognized in the statements of operations are as follows:

	2008	2007
Total stock compensation cost during the three month period ended March 31	$689	$1,844

We granted 961,000, and 931,183 options during the three months ended March 31, 2008 and 2007, respectively. We do not receive a tax deduction for the issuance of options. As a result we did not recognize any income tax benefit related to the stock compensation expense during the three month period March 31, 2008 and 2007.

The fair value of options granted during the three months period ended Mach 31, 2008 and 2007 were estimated at the grant dates using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	2008	2007
Expected volatility	49.52 to 59.34%	66.66 to 67.13%
Risk–free interest rate	2.89 to 3.10%	3.92% to 3.95%
Expected lives	4 to 6.5 years	6 to 7 years
Dividend yield	0%	0%

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

A summary of option activity under the Plan as of March 31, 2008 and changes during the three month period is presented below:

	Options(000’)	Weighted–Average Exercise price (Cdn$)	Weighted–Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn ($000)
Outstanding as of December 31, 2007	6,624	3.46	6.3	3,775
Granted	961	3.72	9.96	—
Exercised	(360)	2.50	—	(594)
Forfeited	(32)	3.94	—	—

Outstanding as of March 31, 2008	7,193	3.54	6.87	3,976
Exercisable at March 31, 2008	6,006	3.55	5.42	3,223

Stock Bonus Plan—In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock of which 545,845 common shares had been issued as of March 31, 2008.

During the period ended March 31, 2008, no shares were issued under the Plan. For the three month period ended March 31, 2007, 50,683 shares were issued to employees at a cost of $0.2 million.

17. Accumulated Other Comprehensive Income

	Three months ended March 31,
	2008	2007
Other comprehensive income—Balance, December 31:	$3,192	$—
Transition adjustment on change in accounting police - January 1, 2007	—	8,479
Unrealized gain (loss) on available-for-sale investments	2,574	(465)
Recognition of realized gain on sale of available-for-sale investments	—	(3,332)

Other comprehensive income - Balance March 31:	$5,766	$4,682

18. Income Taxes

The provision for income taxes includes the following components:

	Three months ended March 31
	2008	2007
Current
Canada	$—	$—
Foreign	—	—
Future
Canada	—	—
Foreign	—	2,203

Total	$—	$2,203

19. Earnings per Common share

The following table provides a reconciliation between basic and diluted earnings per common share:

	Three months ended March 31
	2008	2007
Net loss	$(3,914)	$(3,565)
Weighted average number of common shares (millions)	234.8	216.2
Basic and dilutive loss per share	$(0.017)	$(0.016)

20. Supplemental Cash Flow Information

The following is a summary of significant non-cash transactions:

	Three months ended March 31
	2008	2007
Available-for-sale investment acquired in exchange for property rights	$118	$—
Warrants acquired in exchange for property rights	$233	$—
Transfer of EURO shares	$73	$—

The following is a summary of interest and income tax payments:

	Three months ended March 31
	2008	2007
Interest paid	$800	$2,000
Income taxes paid	$—	$—

21. Operations by segment and geographic area

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location.

	Africa
As of and three months ended March 31,	Bogoso/ Prestea	Wassa	Other	South America	Corporate	Total
2008
Revenues	$29,041	$24,142	$—	$—	$—	$53,183
Net income (loss)	(2,708)	7,087	(172)	(213)	(7,908)	(3,914)
Total assets	446,533	115,962	174,394	11,473	44,000	792,362
2007
Revenues	$11,582	$18,279	$—	$—	$—	$29,861
Net loss	(377)	(1,412)	(489)	(215)	(1,072)	(3,565)
Total assets	387,461	106,528	167,686	7,690	72,384	741,749

22. Related parties

During the first quarter, we obtained legal services from a firm where our Chairman is of counsel. The cost of services incurred from this firm during the three months period ended March 31, 2008 and 2007 were $0.1 million and $0.4 million, respectively. Our Chairman did not personally perform any legal services to the Company during the three month period ended March 31, 2008 or 2007 nor did he benefit directly or indirectly from payments for the services performed by the firm.

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

Government Royalties

The Ghana Minerals Commission recently announced that it is reviewing mineral royalty rates charged to mineral producers. The purpose of this review is to determine if the current royalty structure is optimal. Under current Ghanaian mining law, the royalty rate for gold mining ranges between 3% and 6% based on a mine’s operating margin. Under this law our mines have historically paid a 3% royalty. The Minerals Commission’s review is at an early stage and it is not possible at this time to predict its outcome. Since the gold royalty is codified in Ghanaian mineral law, a change in the royalty rate structure would require a change in the law which would involve ratification by the Ghana parliament.

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

•

Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 6% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and Wassa. The Ghana Minerals Commission recently announced that they are reviewing mineral royalty rates charged to mineral producers. The Minerals Commission review is at an early stage and it is not possible at this stage to predict the outcome.

•	Benso: Benso is subject to a 1.5% net smelter return royalty and a $1.00 per ounce gold production royalty.

•	Pampe: Portions of the Pampe deposit are subject to a 7.5% net smelter return royalty.

•

Prestea Underground – Areas of the Prestea Underground below a point 150 meters below sea level, is subject to a 2.5% net profits interest on future income. Ownership of the 2.5% net profit interest is currently held by the bankruptcy trustee overseeing liquidation of our former joint venture partner in the Prestea Underground. While we believe that the joint venture agreement provides for the 2.5% net profit interest, confirmation of this position has not been received from the bankruptcy trustee.

Afema Project – On March 29, 2005 we entered into an agreement with Société d’Etat pour le Development Minier de la Cote d’Ivoire (“SO.DE.MI.”), the Cote d’Ivoire state mining and exploration company, to acquire its 90% interest in the Afema gold property in south–east Cote d’Ivoire and the net profits interest is subject to final confirmation in such process. Golden Star has the right to complete the transaction to acquire 100% of SO.DE.MI.’s rights in the Afema property for $1.5 million. If we exercise the option, we would, in addition to the acquisition payment, pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty is indexed to the gold price and ranges from 2% of net smelter returns at gold prices below $300 per ounce to 3.5% of net smelter returns for gold prices exceeding $525 per ounce.

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

Goulagou and Rounga – In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in our Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over the next four years, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. In addition, we are entitled to receive up to two million shares of Riverstone over the term of the option (300,000 shares have been received at March 31, 2008) and received two million in the first quarter of 2008 common share purchase warrants of Riverstone with exercise prices that range from Cdn$0.30 to Cdn$0.45.

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

In February 2008 EURO applied for renewal of its prospecting permits for portions of the Paul Isnard property. To obtain the permit renewal we guaranteed the French mining authorities that we would spend at least € 0.6 million on the Paul Isnard property before 2010. At any time during the three year we can opt to drop the prospecting permits and forego the spending.

We have temporarily suspended exploration activities at our Paul Isnard project in French Guiana following the government’s recent announcement that it has suspended granting mining licenses pending the outcome of an environmental review of all French Guiana gold exploration areas. We expect this review to be completed by the end of 2008 and we anticipate that Golden Star’s exploration activities will be allowed to continue at Paul Isnard once this study is completed.

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

The Genser agreement requires a letter of credit which was put into place in the first quarter of 2008. The initial amount of the letter of credit was $2.0 million increasing each month after initiation of construction reaching a maximum of approximately $7.0 million in the seventh month. The letter of credit will progressively decrease over the subsequent months until it reaches nil at the end of the 30 months following the initiation of construction. At any point in the first 30 months we can terminate the contract by making a payment to Genser equal to the remaining balance on the letter of credit. If such payment is made, Genser will return the letter of credit and the title to the power plant will be transferred to us. If the contract is terminated after 30 months, title to the plant will transfer to us for no consideration. As a result of this agreement $3.7 million has been recorded as restricted cash at March 31, 2008.

24. Generally Accepted Accounting Principles in the United States

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.

(c) Consolidated Balance Sheets in U.S. GAAP

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$54,677	$75,754
Accounts receivable	4,019	8,369
Inventories	71,230	55,966
Deposits	6,947	4,513
Other current assets	1,670	1,224

Total current assets	138,543	145,826

Restricted cash	5,170	1,510
Available-for-sale and long term investments	7,740	5,121
Loan fees (Note 5d)	4,387	—
Property, plant and equipment (Note d3)	279,000	283,363
Deferred exploration	18,630	—
Mining properties (Notes d2 and d3)	269,453	288,795
Other assets	—	4,362

Total assets	$722,924	$728,977

LIABILITIES
Current liabilities (Note d6)	$70,971	$75,192
Long term debt (Note d7)	158,541	145,324
Asset retirement obligations	17,060	16,906
Future tax liability (Note d4)	40,640	40,640

Total liabilities	278,212	278,062

Minority interest	1,547	1,637
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Share capital (Note d8)	614,985	608,737
Contributed surplus (Note d7)	12,927	12,238

	March 31, 2008	December 31, 2007
Accumulated comprehensive income and other (Note d9)	8,539	5,965
Deficit	(202,286)	(177,662)

Total shareholders’ equity	434,165	449,278

Total liabilities and shareholders’ equity	$722,924	$728,977

(b) Consolidated Statements of Operations under US GAAP

	Three months period ended March 31
	2008	2007
Net income under Cdn GAAP	$(3,914)	$(3,565)
Deferred exploration expenditures expensed per US GAAP (Note d1 and d2)	(4,208)	(2,234)
Write-off of deferred exploration properties (Note d1)	—	1,847
Loan fee amortization (Note d5)	(75)	—
Derivative gain (loss) (Note d6)	(15,808)	(2,666)
Reverse depreciation on assets already written off for US GAAP	(1,255)	—
Fair value adjustment on warrants	(387)	—
Depreciation and amortization – mine property	(481)	633
Depreciation and amortization – interest capitalization	51	—
Debt Accretion Reversal	1,511	—
Other	—	(2)

Net loss under US GAAP before minority interest	(24,566)	(7,834)
Minority interest, as adjusted	(58)	—

Net loss before income tax under US GAAP	(24,624)	(7,834)
Income tax expense, as adjusted (Note d4)	—	—

Net loss under US GAAP	$(24,624)	$(7,834)

Other comprehensive income – gain (loss) on marketable securities (Note d9)	2,574	(4,261)

Comprehensive loss	(22,050)	$(12,095)

Basic and dilutive net loss per share under US GAAP	$(0.094)	$(0.036)

(c) Consolidated Statements of Cash Flows under US GAAP

	Three months ended March 31
	2008	2007
Cash provided by (used in):
Operating activities	$(9,246)	$(10,555)
Investing activities	(13,404)	(77,611)
Financing activities	1,573	80,995

Decrease in cash and cash equivalents	(21,077)	(7,171)
Cash and cash equivalent beginning of period	75,754	27,108

Cash and cash equivalents end of period	$54,677	$19,937

(d) Notes:

(1)	Under US GAAP, exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.
(2)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.
(3)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it is available for regular and sustained use. Under Cdn GAAP, new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity.
(4)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine developments cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 1 and 2 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP but a valuation allowance has been applied to all amounts as of December 31, 2007. On January 1, 2007, we adopted the provisions of FIN 48 for US GAAP purposes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48. Based on this review the provisions of FIN 48 had no effect on our financial position, cash flows or results of operations at either January 1, 2007 or December 31, 2007.

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

(5)	Under Cdn GAAP, loan acquisition costs are netted with the associated loan liability and the fees are amortized as interest expense over the life of the loan using the effective interest method. Under US GAAP loan acquisition costs are shown as an asset and amortized as interest expense over the life of the loan using the effective interest method.
(6)	Under US GAAP the fair value of warrants denominated in currencies other than the company’s functional currency are treated as a derivative liability. The derivative liability of such warrants is marked to market at the end of each period and the change in fair value is recorded in the statement of operations. Under Cdn GAAP the issue-date fair values of all warrants is treated as a component of shareholders’ equity and are recorded as contributed surplus and are not subsequently marked to their fair value.
(7)	Under Cdn GAAP, the fair value of the conversion feature of convertible debt is classified as equity and the balance is classified as a liability. The liability portion is accreted each period in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date. Accretion is recorded as interest expense. For US GAAP purposes, the entire amount of convertible debt is classified as a liability and recorded at fair value at the end of each period, with the change in fair value recorded in the statement of operations.
(8)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP)—under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP.
(9)	US GAAP recognized accumulated comprehensive income prior to 2007. Cdn GAAP recognized accumulated comprehensive income only from January 1, 2007.

(10)	Impact of recently issued Accounting Standards

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of this standard on the financial statements.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

25. Capital

The Company manages its capital structure and makes adjustments to it in light of the Company’s working capital requirements. In order to maintain or adjust its capital structure, the Company, upon approval from its Board of Directors, may issue or repay long-term debt, issue shares or undertake other activities as deemed appropriate under the specific circumstances. The Board of Directors reviews and approves any material transactions out of the ordinary course of business, including proposals on acquisitions or other major investments or divestitures, as well as capital and operating budgets. See note 10 for debt financing information

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 24 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to May 5, 2008. All financial amounts are in thousands of US dollars unless stated otherwise.

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

Bogoso/Prestea is owned by our 90% owned subsidiary Golden Star (Bogoso/Prestea) Limited (“GSBPL”) which was acquired in 1999. Bogoso/Prestea produced and sold 31,414 ounces of gold in the first quarter of 2008.

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. Wassa produced and sold 26,013 ounces of gold in the first quarter of 2008.

The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. GSBPL owns a 90% operating interest in the Prestea Underground. We are currently reconditioning certain shafts in the Prestea Underground mine to allow better access to the underground workings. We are also conducting exploration and engineering studies to determine if the underground mine can be reactivated on a profitable basis.

Through our 100% owned subsidiary, St. Jude Resources Ltd. (“St. Jude”), we own the HBB gold properties in southwest Ghana. The HBB Properties consist of the Hwini-Butre and Benso concessions, which together cover an area of 201 square kilometers in south west Ghana. Development activities were initiated in late 2007 and we expect to begin hauling Benso ore to the Wassa plant in the third quarter of 2008. We hold a 90% interest in these properties and the Government of Ghana holds a 10% carried interest.

We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America.

Our administrative offices are located in Littleton, Colorado, USA and we maintain a regional corporate office in Accra, Ghana. All of our operations, with the exception of certain exploration projects, transact business in US dollars and keep financial records in US dollars. Our accounting records are kept in accordance with Canadian GAAP. We are a reporting issuer or the equivalent in all provinces of Canada and in the United States and file disclosure documents with the Canadian securities regulatory authorities and the United States Securities and Exchange Commission

NON-GAAP FINANCIAL MEASURES

In this Form 10-Q, we use the terms “total operating cost per ounce,” “total cash cost per ounce” and “cash operating cost per ounce.”

Total operating cost per ounce is equal to “Total Cost of Sales” for the period, as found in footnote 9 to our consolidated financial statements, divided by the ounces of gold sold in the period. Total cost of sales include all mine-site operating costs, including the costs of mining, processing, maintenance, work-in-process inventory changes, mine-site overhead, production taxes and royalties, mine site depreciation, depletion, amortization, asset retirement obligations and by-product credits but does not include exploration costs, corporate general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, mark-to-market gains and losses on derivatives, foreign currency gains and losses, gains and losses on investments and income tax.

Total cash cost per ounce for a period is equal to “Cost of Sales” less “Mining related depreciation and amortization” and “Accretion of asset retirement obligations” costs for the period, as found in footnote 9 to our consolidated statements of operations, divided by the number of ounces of gold sold during the period.

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

The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce.”

Derivation of Cost per Ounce Measures 1

	For the three months ended March 31, 2008
	Wassa	Bogoso/Prestea	Combined
Mining operations	$14,680	$36,047	$50,727
Change in inventory (costs from / (to) metals inventory)	(2,287)	(11,013)	(13,300)
Mining related depreciation and amortization	4,757	6,723	11,480
Accretion of asset retirement obligations	112	105	217

Total cost of sales	$17,262	$31,862	$49,124

Ounces sold	26,013	31,414	57,427

Derivation of cost per ounce:

Total operating costs - GAAP ($/oz)	$664	$1,014	$855
Less depreciation and amortization ($/oz)	183	214	200
Less accretion of asset retirement obligations ($/oz)	4	3	4

Total cash cost per ounce	476	797	652
Less royalties and production taxes per ounce	28	28	28

Cash operating cost per ounce	$448	$769	$624

	For the three months ended March 31, 2007
	Wassa	Bogoso/Prestea	Combined
Mining operations	$13,404	$13,208	$26,612
Change in inventory (costs from / (to) metals inventory)	322	(1,578)	(1,256)
Mining related depreciation and amortization	5,699	1,958	7,657
Accretion of asset retirement obligations	85	228	313

Total cost of sales	$19,510	$13,816	$33,326

Ounces sold	28,105	17,720	45,825

Derivation of cost per ounce:

Total operating costs - GAAP ($/oz)	$694	$780	$727
Less depreciation and amortization ($/oz)	203	110	167
Less accretion of asset retirement obligations ($/oz)	3	13	7

Total cash cost per ounce	488	656	553
Less royalties and production taxes per ounce	19	18	18

Cash operating cost per ounce	$469	$638	$535

[1]	See note 9 to the accompanying consolidated financial statements.

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

Ownership - All figures and amounts in this Item 2 are shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. The Government of Ghana would receive 10% of the dividends distributed from the subsidiaries owning the Bogoso/Prestea and Wassa mines once all capital costs have been repaid to the parent companies.

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

In late 2005, we acquired the HBB Properties. In April 2007, we completed a feasibility study for the development and mining of the HBB Properties and development activities are ongoing. We expect to begin mining at the Benso property in the third quarter of 2008, with the ore being transported to the Wassa mine for processing.

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

SIGNIFICANT TRENDS AND EVENTS DURING THE FIRST THREE MONTHS OF 2008

Bogoso Sulfide Processing Plant

The Bogoso sulfide plant continued to treat transition ores from the Bogoso sulfide pits in the first quarter of 2008 and has achieved sulfide flotation recoveries in line with what was expected from shallow transition ore. As mining progresses to deeper levels in the sulfide pits we expect to mine fresh sulfides where metallurgical testing indicates higher gold recoveries. Repairs to most of the bio-oxidation tank agitators were completed by the end of the first quarter and thirteen of the fourteen bio-oxidation tanks were returned to full service by early April 2008. The flotation regrind circuit was commissioned in the quarter and this is expected to contribute to improved oxidation and better gold recovery.

Gold Prices

Gold prices have generally trended upward during the last seven years, from a low of $260 per ounce in 2001 to a high of $1,023 per ounce in March 2008. The realized gold price for our shipments during the first three months of 2008 averaged $926 per ounce, as compared to $652 per ounce in the same period of 2007.

Prestea South

During 2008 we expect to obtain permits for several open pits, collectively known as the Prestea South project, on the southern portion of the Prestea property. In March 2008 an environmental impact statement (“EIS”) was submitted to the EPA and public consultations have been completed. Subject to the receipt of comments on the EIS from the EPA, ongoing public consultation and the timely receipt of all permits, we expect to begin developing Prestea South in late 2008, with mining starting in 2009. The Prestea South oxide ore will be transported to Bogoso, where it may be blended with Pampe oxide ore, and processed through the Bogoso oxide processing plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide processing plant.

Management Changes

In March 2008, Mr. Tom Mair was appointed President and CEO and as a member of the Board of Directors. Mr. Mair has been serving as Interim President and CEO since January 1, 2008 and as Senior Vice-President and Chief Financial Officer from February 2007 to December 2007. In April Mr. Scott Barr was appointed as Executive Vice President and Chief Operating Officer.

Ghana Stock Exchange Listing and Share Offering

In February 2008, our common shares were listed on the Ghana Stock Exchange in Accra, to support the further growth of the Ghana Stock Exchange and to allow our employees and stakeholders in Ghana an opportunity to invest in Golden Star. In conjunction with the listing we completed an offering of 1,869,020 Golden Star common shares to investors in Ghana and Europe at a price of $3.10 (3.0 Cedis) per share. All shares issued are tradable on the Toronto Stock Exchange and the American Stock Exchange as well as on the Ghana Stock Exchange.

Government Royalties

The Ghana Minerals Commission recently announced that it is reviewing mineral royalty rates charged to mineral producers. The purpose of this review is to determine if the current royalty structure is optimal. Under current Ghanaian mining law, the royalty rate for gold mining ranges between 3% and 6% based on a mine’s operating margin. Under this law our mines have historically paid a 3% royalty. The Minerals Commission’s review is at an early stage and it is not possible at this time to predict its outcome. Since the gold royalty is codified in Ghanaian mineral law, a change in the royalty rate structure would require a change in the law which would involve ratification by the Ghana parliament.

Illegal Mining

While illegal mining activities on our properties have been minimal over the past several quarters, there has been an increase in illegal mining activities throughout Ghana in recent months, including at our properties. We have seen an expansion of such activity south of Prestea and to a lesser degree at some of the HBB Properties. We have brought this situation to the attention of the local and national governmental authorities. While illegal mining has had minimal impact on our recent operations, such activity could result in access issues at the Prestea South area as we initiate development activities there later this year.

Bogoso Power Plant

Construction was initiated in the first quarter of 2008 on a 20 megawatt power plant at Bogoso following completion of a construction letter of credit. As collateral for the letter of credit, we restricted $3.7 million of cash as required by the bank providing the letter. The provider of the power plant will construct, operate and maintain the plant on our behalf. This is a stand-by power facility that would be drawn on if there is insufficient power available from the Ghana national power grid. Completion of construction is scheduled in the third quarter of 2008.

CONSOLIDATED RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007

During the three months ended March 31, 2008, we incurred a net loss of $3.9 million or $0.017 per share on revenues of $53.2 million, versus a net loss of $3.6 million or $0.016 per share on gold revenues of $29.9 million during the three months ended March 31, 2007. Factors impacting earnings as compared to the first quarter of 2007, included improved operating margin on higher gold prices which were offset by increases in interest expense and a lower tax benefit. Realized gold prices averaged $926 per ounce in the first quarter of 2008 compared to $652 per ounce in 2007. While first quarter 2008 gold sales increased to 57,427 ounces, up from 45,825 ounces in the same period of 2007, operating costs were $11.1 million higher, mostly due to the new sulfide plant which was placed in-service in July 2007. The first quarter improvement in revenues from higher ounces from the new sulfide plant was essentially offset by the increase in the new plant’s operating costs.

SUMMARY OF CONSOLIDATED FINANCIAL RESULTS	For the three months ended March 31,
	2008	2007
Gold sold (oz) 1.	57,427	45,825
Average realized price ($/oz)	926	652
Total cash cost per ounce	$652	$553
Gold revenues (in $ thousands)	53,183	29,861
Cash flow used in operations (in $ thousands)	(5,038)	(8,321)
Net loss (in $ thousands)	(3,914)	(3,565)
Comprehensive loss (in $ thousands)	(1,339)	(4,030)
Net loss per share – basic ($)	(0.017)	(0.016)

[1].	Excludes 1,787 ounces from the new sulfide plant in the first three months of 2007 while still in its construction phase. These ounces are not included in sales revenues.

Our mines generated a $4.1 million operating margin in the first three months of 2008 versus a net operating margin loss of $3.5 million a year earlier. Improvement in mine operating margins reflected increased gold prices versus the first quarter of 2007.

First quarter 2008 general and administrative costs were $0.4 million below those for the same quarter of 2007, mostly due to lower stock based compensation expense. The increase in interest expense from $0.4 million in the first quarter of 2007 to $3.7 million in the first quarter of 2008 reflects the increase in debt over the prior year as well as the fact that interest was being capitalized in to the Bogoso sulfide processing plants construction costs in the first quarter of 2007.

BOGOSO/PRESTEA OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Bogoso/Prestea generated a $2.8 million operating margin loss in the first quarter of 2008, as compared to a $2.3 million operating margin loss in the first quarter of 2007. While the operating margin losses were similar in both periods, operations were significantly different. During the first quarter of 2007, the Bogoso oxide plant processed oxide ore and the Bogoso sulfide plant was still under construction and did not contribute to the operating margin loss. During the first quarter of 2008, the Bogoso oxide plant processed transition ores from the sulfide pits and produced a sulfide concentrate as did the Bogoso sulfide plant with sulfide concentrate from both plants flowing to the sulfide plant’s bio-oxidation tanks and CIL circuit.

While first quarter gold output increased to 31,414 ounces, up 77% from 17,720 ounces in the first quarter of 2007, additional operating costs of the new sulfide plant offset the increase in revenues resulting in an operating margin loss at Bogoso/Prestea similar to the same period of the prior year.

First quarter combined gold output from both plants was less than expected. While significant progress was made in flotation recovery in the period and the regrind circuit was put in service, several of the bio-oxidation tanks were out of service at various times during the first quarter to replace agitator shafts and their associated gear boxes. These mechanical issues reduced concentrate retention time resulting in insufficient oxidation and lower than expected CIL recoveries.

In April 2008, the Bogoso oxide plant ceased processing transition ore and began to process oxide ore from the Pampe pit. Most of the agitator shafts and gear boxes were replaced, and concentrate retention time and CIL recoveries are expected to improve in the second quarter. As mining progresses deeper in the sulfide pits we expect to mine less of the near-surface, low-recovery transition ores, and more of the fresh sulfide ore which metallurgical testing indicates will yield higher gold recoveries.

We now expect that the Bogoso oxide plant will process only oxide ores as available for the remainder of 2008. In periods when oxide ore is not available, the oxide plant is expected to process moderately oxidized ore using its CIL circuit rather than creating a sulfide flotation concentrate as it did in the first quarter.

The Bogoso/Prestea oxide and sulfide plants together processed an average of 9,098 tonnes per day during the first quarter of 2008 at an average grade of 2.67 g/t, compared to an average of 4,542 tonnes per day during the first quarter of 2007 at an average grade of 1.73 g/t for the oxide plant only. As explained above, first quarter 2008 gold recovery was below expectations at 59.0%, but was improved over the 57% recovery in the fourth quarter of 2007.

Bogoso/Prestea realized an average gold price of $926 per ounce for the quarter, up from $651 per ounce a year earlier. Cash operating costs rose to $769 per ounce for the quarter, up from $638 per ounce in the first quarter of 2007. The increase in cost per ounce is related to the fact that, although the new Bogoso sulfide processing plant incurred expected levels of operating costs during the quarter, the lower gold recoveries resulted in less ounces being produced than expected and hence higher unit costs.

BOGOSO/PRESTEA

	For the three months ended March 31,
	2008	2007(1)
Ore mined - refractory (t)	853,075	—
Ore mined - non-refractory (t)	25,117	225,494
Total ore mined (t)	878,192	225,494
Waste mined (t)	5,493,051	1,344,502
Refractory ore processed (t)	827,927	—
Refractory ore grade (g/t)	2.67	—
Gold recovery refractory ore (%)	59.0	—
Non-refractory ore processed (t)	—	408,772
Non-refractory ore grade (g/t)	—	1.73
Gold recovery non-refractory ore (%)	—	68.0
Total gold sold (oz)	31,414	17,720
Cash operating cost ($/oz)	769	638
Royalties ($/oz)	28	18
Total cash cost ($/oz)	797	656

(1)	Excludes mining and processing activity at sulfide operation which was in development during the first quarter of 2007

WASSA OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Wassa generated $6.9 million of operating margin in the three months ended March 31, 2008 on sales of 26,013 ounces of gold, compared to an operating margin loss of $1.2 million for the three months ended March 31, 2007 on sales of 28,105 ounces. During the three months ended March 31, 2008, the Wassa processing plant processed an average of 10,184 tonnes per day at an average grade of 1.14 g/t with a gold recovery of 93.1%, compared to 11,190 tonnes per day at an average grade of 0.91 g/t with a 90.4% recovery in the same period of 2007. The improvement in operating margin was a function of higher gold prices, better grade, higher recoveries and lower overall cash operating costs.

Improved grade-control practices and higher grade ore zones deeper in the Wassa pits contributed to the improved grade. Increases in crushing and grinding efficiencies allowed processing of more pit ore and less of the lower grade heap leach material, also contributing to the better feed grade.

The cash operating cost for the quarter was $448 per ounce, down from $469 per ounce a year earlier. While ounces sold were lower than in the first quarter of 2007, lower cash operating costs resulted in over-all lower unit costs.

WASSA

OPERATING RESULTS	For the three months ended March 31,
	2008	2007
Ore mined (t)	1,018,348	665,147
Waste mined (t)	1,256,530	2,468,170
Ore and heap leach materials processed (t)	926,773	1,007,168
Grade processed (g/t)	1.14	0.91
Recovery (%)	93.10	90.4
Gold sold (oz)	26,013	28,105
Cash operating cost ($/oz)	448	469
Royalties ($/oz)	28	19
Total cash cost ($/oz)	476	488

DEVELOPMENT PROJECTS

Prestea South Properties

The Prestea South Project is located along the Ashanti trend, to the southwest of the town of Prestea and approximately 20 km southwest of the Bogoso processing plants. Gold mineralization is associated with the same fault structure that continues to the north through our Bogoso property. While various sections of the resources at Prestea South were mined by prior owners using underground methods, the surface oxide resources have not been extensively mined and there are also sulfide resources accessible by open pit mining.

We have applied for requisite permits to initiate surface mining on the Prestea South pits. Assuming that the permits are received in a timely manner, moving oxide ore from Prestea South to the Bogoso oxide processing plant will start in 2009. Ore from the Prestea South pits will be hauled by truck to the Bogoso oxide processing plant along a 20 km haul road. We expect the Prestea South pits to furnish approximately 0.6 million tonnes of oxide ore per year and 0.5 million tonnes of refractory ore per year over an expected 3.5 year life.

HBB Properties

Work continued on the 52 km access road from the Wassa processing plant to the Benso ore deposit. Mining at Benso is scheduled to start in the third quarter of 2008 with the Benso ore being hauled to Wassa for processing. Sourcing of mining equipment for this project is underway as is construction of maintenance shops and other support facilities at the Benso mine site.

Capital expenditure for the Benso development for the first quarter of 2008 was $4.3 million. Total estimated capital expenditures for 2008 is approximately $35.1 million which is comprised of the following:

Capital Item	(in millions)
Mining equipment	$12.9
Haul road construction	8.8
Wassa plant update	2.8
Infrastructure	6.0
Compensation for haul road	2.4
Ownership payment	1.4
Contingency	0.8

Total	$35.1

In 2009, prior to completion of mining at Benso, we plan to extend the haul road 30 km south to the Hwini-Butre ore deposit and its ore will also be hauled to Wassa for processing.

EXPLORATION PROJECTS

Suriname

Saramacca Project: Drilling in the first quarter of 2008 focused on testing geochemical and geophysical anomalies over a majority of the earlier defined gold anomalous zones and at major alluvial and saprolite gold mining areas, but with generally disappointing results suggesting smaller discontinuous fault/vein structures. However, several new targets are being defined by our ongoing soil and auger geochemical sampling around the known gold areas.

Ghana

First quarter exploration focused on drilling to establish inferred mineral resources at Hwini Butre and Manso along previously outlined soil anomalies. Results from these programs will be used for planning of reverse circulation and core drilling programs which are scheduled to begin at the end of the second quarter. A 6,000 meters drilling program is also scheduled to begin at the Chichiwelli concession during the second quarter.

A drilling program was completed on the Chujah South deposit at Bogoso during the first quarter to confirm the width and grade of inferred resources contained within the 2007 year end resource pits. Drill results are pending.

First quarter drilling at Prestea was focused on the Footwall Reef lying 20 to 25 meters to the east of the Prestea Main Reef. The drilling program was completed in March and results are being used to update the 3D model which should be completed in the second quarter. This modeling exercise will be incorporated into updated mineral resource estimates to be used in the Prestea underground pre-feasibility study.

Sierra Leone

Drilling continued during the first quarter at the Sonfon concessions in Sierra Leone testing previously outlined soil anomalies. The drilling program is expected to be completed during the second quarter of 2008 and will be followed by a diamond drilling program.

Niger

Field exploration work in Niger during the first quarter focused mainly on the Tialkam concession where an extensive soil geochemical program was completed followed by a ground geophysical survey. A surface mapping program was also undertaken toward the end of the quarter and is expected to be completed during the second quarter of 2008. Results from the first quarter exploration work will be used to delineate drilling program during the second quarter. Exploration field work will also be conducted at the Deba concession during the second quarter with soil geochemistry and a mapping program.

Ivory Coast

Worked continued at the Amelekia and Abengourou concessions in the Ivory Coast during the first quarter. A soil geochemistry program was conducted over previously outlined stream sediment anomalies, results are pending.

French Guiana

We have temporarily suspended exploration activities at our Paul Isnard project in French Guiana following the government’s recent announcement that it has suspended granting mining licenses pending the outcome of an environmental review of all French Guiana gold exploration areas. We expect this review to be completed by the end of 2008 and we anticipate that Golden Star’s exploration activities will be allowed to continue at Paul Isnard once this study is completed.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, our cash and cash equivalents totaled $54.7 million, down from $75.8 million at December 31, 2007. All of our cash equivalents were invested in a fund that holds only US treasury notes and bonds. Operations used $5.0 million of cash in the first three months of 2008, compared to $8.3 million in the same period of 2007. The improvement in cash used in operations is primarily related to an increase in revenues on higher gold prices.

Net investing activities used $17.6 million of cash in the first three months of 2008. Expenditures on mining properties used $7.7 million in cash of which $4.3 million related to the Benso project. A total of $2.0 million of cash was used for deferred exploration projects and purchases of property, and equipment used $2.3 million. Lastly, $3.7 million was utilized to secure a letter of credit for construction of the Bogoso power plant.

Net financing activities provided $1.6 million in the first quarter of 2008. The issuance of stock in conjunction with the Ghana Stock Exchange listing netted $5.3 million, and exercises of employee stock options totaled $0.9 million. These cash inflows were partially offset by $4.6 million of scheduled principal and loan payments on the equipment financing facility and short-term bank loans consumed .

Liquidity Outlook

It is expected that Wassa will continue to generate cash from operations in the second quarter of 2008 and that improvements in gold recovery and plant through-put at the Bogoso sulfide plant will result in improved cash flows. These operational cash flows, along with the $54.7 million of cash and cash equivalents at March 31, 2008 and the equipment financing debt facility currently in place, are expected to be sufficient to cover capital and operating needs during the balance of 2008 including costs of the HBB project.

LOOKING AHEAD

Our objectives for the remainder of 2008 include:

•	Continue optimizing the Bogoso sulfide processing plant to improve recoveries and availability;

•	Construction and development of the Benso portion of the HBB project, with first ore scheduled to be delivered to Wassa during the third quarter of 2008;

•	Permitting of Prestea South Project to provide oxide ore for the Bogoso oxide processing plant; and

•	Continued exploration drilling at Bogoso/Prestea, Wassa and the HBB Properties to further evaluate their resource potential.

Total 2008 gold production is estimated to be between 370,000 and 425,000 ounces at an average cash operating costs between $500 and $560 per ounce.

As more fully disclosed in the Risk Factors in Item 1A in our December 31, 2007 form 10-K, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the above estimates could change materially.

RELATED PARTY TRANSACTIONS

We obtained legal services from a legal firm to which our Chairman of the Board is of counsel. Total value of all services purchased from this law firm was $0.1 million during the first three months of 2008. Our Chairman did not personally perform any legal services for us during this time nor did he benefit directly or indirectly from payments for the services performed by the firm.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

OUTSTANDING SHARE DATA

As of May 2, 2008, we had outstanding 235,945,311 common shares, options to acquire 7,193,107 common shares, warrants to acquire 3,224,520 common shares and convertible notes which are convertible into 25,000,000 common shares.

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

As of March 31, 2008 we had $6.1 million of a variable rate bank debt. This debt has an interest rate of US prime (currently 5.25%) plus 1%. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

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

In the past from time to time we have entered into forward purchase contracts for South African Rand and Euros to hedge expected future purchases of capital assets in South Africa and Europe. We maintain certain operating cash accounts in non–US dollar currencies. As of March 31, 2008 we had future purchase obligations for approximately $1.1 million to buy 7.7 million Rand. These obligations expired in April 2008.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for the next 12 months would result in a $3.5 to $4.5 million change in expected pre–tax earnings and cash flows.

During 2005, 2006 and the first quarter of 2007, to reduce the risk of unfavorable gold price fluctuations on our operating cash flows during the construction period of the Bogoso sulfide expansion project, we purchased puts to lock in minimum gold prices for portions of our expected gold sales in 2006 and early 2007. All of these instruments expired by the end of the first quarter in 2007 and we have held no gold price derivatives since then.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are engaged in routine litigation incidental to our business none of which is deemed to be material. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority.

ITEM 1A.	RISK FACTORS

The risk factors for the quarter ended March 31, 2008 are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Employment Agreement, dated April 2, 2008 between Golden Star Management Services Company and Douglas Scott Barr (incorporated by reference on Golden Stars Form 8-K filed on April 7. 2008).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ Thomas G. Mair
Thomas G. Mair
President and Chief Executive Officer

Date: May 5, 2008

By:	/s/ Roger Palmer
Roger Palmer
Vice President Finance and Interim Chief Financial Officer

Date: May 5, 2008

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