Form 10-Q
period 2008-06-30
GOLDEN STAR RESOURCES LTD
filed 2008-08-05
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of Common Shares outstanding as at August 4, 2008: 235,945,311

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

These statements include comments regarding, anticipated production and cash operating cost estimates for 2008, our expectations regarding future improved results at the Bogoso sulfide processing plant; fluctuations in power costs and the impact on cash costs; anticipated commencement dates of mining and production, including at Prestea South and the HBB Properties; estimated development costs for the Benso portion of the HBB Properties in 2008; timing and outcome of the government review of French Guiana gold exploration areas and the expected impact on our activities at Paul Isnard; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and recovery rates; ore type, delivery and ore processing; potential mine life; permitting; establishment and estimates of mineral reserves and resources; geological, environmental, community and engineering studies; exploration efforts and activities; identification of acquisition and growth opportunities; completion of construction of the Bogoso power plant; and access to the power plant, and our ability to meet 2008 cash requirements.

The following, in addition to the factors described under “Risk Factors” in Item 1A below, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	significant increases or decreases in gold prices;

•	failure to expand mineral reserves around our existing mines or decreases in mineral reserves;

•	unexpected changes in business and economic conditions;

•	inaccuracies in mineral reserves and non-reserves estimates;

•	changes in interest rates and currency exchange rates;

•	timing and amount of gold production;

•	unanticipated variations in ore grade, tonnes mined and/or tonnes processed;

•	unanticipated recovery or production problems;

•	effects of illegal mining on our properties;

•	changes in mining and processing costs, including changes to costs of raw materials, power, fuel, supplies, services and personnel;

•	changes in metallurgical properties of ore;

•	availability of skilled personnel, contractors, materials, equipment, supplies, power and water;

•	changes in project parameters or mine plans;

•	costs and timing of development of new mineral reserves;

•	adverse changes in weather and climate;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	acquisitions and joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	changes in regulations affecting our operations, particularly in Ghana, where our principal producing properties are located;

•	local and community impacts and issues;

•	availability and cost of replacing mineral reserves;

•	timing of receipt and maintenance of government approvals and permits;

•	unanticipated transportation costs and shipping incidents and losses;

•	accidents, labor disputes and other operational hazards;

•	environmental costs and risks;

•	unanticipated title issues;

•	competitive factors, including competition for property acquisitions;

•	possible litigation; and

•	availability of capital at reasonable rates or at all.

These factors are not intended to represent a complete list of the general or specific factors that could affect us. We undertake no obligation to update forward-looking statements.

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars except shares issued and outstanding)

(Unaudited)

	As of June 30, 2008	As of December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,147	$75,754
Accounts receivable	8,884	8,369
Inventories (Note 3)	68,310	55,966
Deposits (Note 4)	9,944	4,513
Prepaids and other	2,461	1,224

Total Current Assets	126,746	145,826
RESTRICTED CASH (Note 23)	5,152	1,510
AVAILABLE-FOR-SALE INVESTMENTS (Note 5)	7,755	5,121
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 6)	32,774	29,203
PROPERTY, PLANT AND EQUIPMENT (Note 7)	275,518	284,077
MINING PROPERTIES (Note 8)	338,609	326,811

Total Assets	$786,554	$792,548

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$26,477	$26,457
Accrued liabilities	28,980	28,394
Fair value of derivatives (Note 11)	194	248
Asset retirement obligations (Note 12)	2,013	2,013
Current debt (Note 10)	13,691	17,125

Total Current Liabilities	71,355	74,237
LONG TERM DEBT (Note 10)	106,719	107,929
ASSET RETIREMENT OBLIGATIONS (Note 12)	16,947	16,906
FUTURE TAX LIABILITY	42,154	42,154

Total Liabilities	237,175	241,226
MINORITY INTEREST	5,135	6,150
COMMITMENTS AND CONTINGENCIES (Note 23)	—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 15)
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 235,945,311 at June 30, 2008 and 233,703,681 at December 31, 2007 (Note 15)	615,358	609,103
CONTRIBUTED SURPLUS	14,369	13,230
EQUITY COMPONENT OF CONVERTIBLE NOTES	34,542	34,620
ACCUMULATED OTHER COMPREHENSIVE INCOME (Note 17)	5,797	3,192
DEFICIT	(125,822)	(114,973)

Total Shareholders’ Equity	544,244	545,172

Total Liabilities and Shareholders’ Equity	$786,554	$792,548

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in thousands of US dollars except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Gold revenue	$70,431	$28,118	$123,614	$57,979
Cost of sales (Note 9)	(71,703)	(30,636)	($120,827)	(63,962)

Mine operating margin (loss)	(1,272)	(2,518)	2,787	(5,983)
OTHER EXPENSES, (GAINS) AND LOSSES
Exploration expense	558	286	947	1,070
General and administrative expense	3,870	2,692	8,209	7,372
Derivative mark-to-market - (gain)/loss (Note 11)	(199)	172	243	466
Foreign exchange loss/(gain)	341	(10)	(21)	219
Interest expense	3,719	425	7,412	852
Interest and other income	(255)	(760)	(635)	(1,265)
Abandonment and impairment of mineral properties	—	88	—	88
Gain on sale of investments	(1,505)	—	(1,505)	(3,543)

Loss before minority interest	(7,801)	(5,411)	(11,863)	(11,242)
Minority interest	866	159	1,014	222

Net loss before income tax	(6,935)	(5,252)	(10,849)	(11,020)
Income tax benefit	—	2,963	—	5,166

Net loss for the period	$(6,935)	$(2,289)	$(10,849)	$(5,854)

Other comprehensive income – unrealized gain (loss) on investments	31	(86)	2,605	(551)

Comprehensive loss	$(6,904)	$(2,375)	$(8,244)	$(6,405)

Deficit, beginning of period	(118,887)	(78,981)	(114,973)	(75,416)

Deficit, end of period	(125,822)	(81,270)	(125,822)	(81,270)

Net loss per common share - basic and diluted (Note 19)	$(0.029)	$(0.010)	$(0.046)	$(0.026)
Weighted average shares outstanding (millions)	235.9	233.2	235.4	224.7

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
OPERATING ACTIVITIES:
Net loss for the period	$(6,935)	$(2,289)	$(10,849)	$(5,854)
Reconciliation of net loss to net cash used in operating activities:	—
Depreciation, depletion and amortization	12,152	5,360	23,124	13,046
Amortization of loan acquisition cost	110	98	275	162
Abandonment and impairment of mineral properties	—	88	—	88
Gain on sale of equity investments	(1,505)	—	(1,505)	(3,543)
Stock compensation	450	203	1,139	2,222
Income tax benefit	—	(2,963)	—	(5,166)
Reclamation expenditures	(259)	(151)	(322)	(313)
Fair value of derivatives	(129)	172	35	(327)
Accretion of convertible debt	1,540	179	3,047	357
Accretion of asset retirement obligations	146	258	363	571
Minority interests	(866)	(159)	(1,014)	(222)
Other	(1)	—	(1)	—

	4,703	796	14,292	1,021
Changes in assets and liabilities:
Accounts receivable	(4,162)	512	188	342
Inventories	3,141	(3,148)	(12,344)	(9,988)
Prepaids and other	(791)	—	(1,004)	—
Deposits	2,749	966	315	(318)
Accounts payable and accrued liabilities	4,051	5,039	3,206	4,496
Other	—	163	—	454

Net cash provided by/(used in) operating activities	9,691	4,328	4,653	(3,993)
INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(1,970)	(1,032)	(3,922)	(2,018)
Expenditures on mining properties	(13,231)	(3,801)	(20,946)	(8,315)
Expenditures on property, plant and equipment	(3,164)	(2,906)	(5,417)	(9,401)
Expenditures on mine construction in progress	—	(26,759)	—	(46,226)
Expenditures to acquire short term investments	—	—	—	(47,000)
Proceeds from sale of short term investments	—	24,619	—	24,619
Decrease/(increase) in restricted cash	—	60	—	60
Cash used to secure letter of credit	18	—	(3,642)	—
Proceeds from sale of equity investment	802	—	802	3,543
Change in payable on capital expenditures	(6,314)	256	(8,346)	(3,020)
Purchase of long term investments	—	—	—	(169)
Deposits on mine equipment and material	—	(3,640)	—	(5,121)
Other	—	(773)	—	(773)

Net cash used in investing activities	(23,859)	(13,976)	(41,471)	(93,821)
FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 15)	7	202	6,255	83,836
Principal payments on debt	(4,542)	(3,349)	(8,885)	(5,988)
Proceeds from long-term borrowings	1,114	8,987	1,114	8,987
Payment of loan fees	(31)	—	(273)	—
Other	90	—	—	—

Net cash (used in)/provided by financing activities	(3,362)	5,840	(1,789)	86,835
Decrease in cash and cash equivalents	(17,530)	(3,808)	(38,607)	(10,979)
Cash and cash equivalents, beginning of period	$54,677	$19,937	$75,754	$27,108

Cash and cash equivalents end of period	$37,147	$16,129	$37,147	$16,129

(See Note 20 for supplemental cash flow information)

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in tables are in thousands of US Dollars unless noted otherwise)

(unaudited)

The consolidated financial statements and the accompanying notes for the periods ended June 30, 2008 and 2007 are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007 on file with Securities and Exchange Commission and with the Canadian securities commissions. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 24 to the consolidated financial statements.

In management’s opinion, the unaudited consolidated financial statements for the six months ended June 30, 2008 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements except for the change in accounting policies subsequent to December 31, 2007 as discussed in Note 2 below.

1. Nature of operations and Basis of Presentation

Nature of Operations

Through our subsidiaries we own a controlling interest in four gold properties in southern Ghana in West Africa:

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

GSWL owns a 90% interest in the HBB Properties in southwest Ghana and the Government of Ghana holds a 10% carried interest. Development activities were initiated in late 2007, and we expect to begin moving Benso ore to the Wassa plant in the third quarter of 2008. The Hwini-Butre and Benso concessions are located approximately 70 and 40 kilometers south of Wassa, respectively.

We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America.

Our administrative offices are located in Littleton, Colorado, USA and we also maintain a regional corporate office in Accra, Ghana.

Basis of Presentation

The Company has incurred recurring losses from operations accumulating to $126 million at June 30, 2008. It is expected that Wassa will continue to generate cash from operations and that improvements in gold recovery and plant through-put at the Bogoso sulfide plant will result in improved cash flows. These operational cash flows, along with the $37.1 million of cash and cash equivalents at June 30, 2008 and equipment financing facility currently in place, are expected to be sufficient to cover capital and operating needs during the balance of 2008. Management believes that the Company will generate sufficient revenues to fund operations. The Company has periodically depended on the issuance of equity and debt financing to fund development when required and will utilize these options in the future if deemed necessary. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

2. Summary of Significant Accounting Policies

International Financial Reporting Standards (“IFRS”)

In 2006, the Canadian Accounting Standards Board (“AcSB”) published a new strategic plan that will significantly affect financial reporting requirements for Canadian companies. The AcSB strategic plan outlines the convergence of Canadian GAAP with IFRS over an expected five year transitional period. In February 2008 the AcSB announced that 2011 is the changeover date for publicly-listed companies to use IFRS, replacing Canadian GAAP. This date is for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. The transition date of January 1, 2011 will require the restatement for comparative purposes of amounts reported by the Company for the year ended December 31, 2010. In July 2008 AcSB announced that early adoption will be allowed in 2009 subject to seeking exemptive relief. We are currently assessing the financial reporting impact of the transition to IFRS and the changeover date.

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

The Company considers the items included in the consolidated statement of shareholder’s equity and its debt facilities as capital. The Company manages the capital structure and makes adjustments to it in the light of changes in economic conditions and the risk characteristics of the underlying assets. In order to maintain or adjust the capital structure, the Company may issue new shares or sell assets to reduce debt. The Company is not subject to externally imposed capital requirements. See footnotes 10, 15 and 18.

(b) Inventories (Section 3031)

This standard replaces the existing Section 3030 with the same title and harmonizes accounting for inventories under Canadian GAAP with IFRS. This standard requires that inventories be measured at the lower of cost and net realizable value, and includes guidance on the determination of cost, including allocation of overheads and other costs. The standard also requires that similar inventories within a consolidated group be measured using the same method of either first-in, first-out (FIFO) or weighted average cost formula to measure the cost of other inventories. It also requires the reversal of previous write-downs to net realizable value when there is a subsequent increase in the value of inventories. The adoption of this statement resulted in the reclassification of $2.0 million and $0.8 million from inventory to property, plant and equipment at June 30, 2008 and December 31, 2007 respectively.

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

3. Inventories

	As of
	June 30, 2008	December 31, 2007
Stockpiled ore	$26,900	$21,518
In–process	13,711	8,878
Materials and supplies	27,699	25,570

Total	$68,310	$55,966

There were approximately 88,820 and 80,000 recoverable ounces of gold in metal inventories at June, 2008 and December 31, 2007, respectively. Stockpile inventories are short-term surge piles which will be processed in the next 12 months or less. For the three and six months ended June 30, 2008 the company recognized a $1.5 and $4.3 million write-down to net realizable value respectively. No adjustment to net realizable value was incurred during the three and six month periods ended June 30, 2007.

4. Deposits

Represents short term cash advances and payments for material purchases by our mines which are not yet delivered on-site.

5. Available-for-Sale Investments

	Six Months Ended June 30, 2008
	Mineral IRL		EURO Resources		Riverstone		Total
	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Investments
Balance at December 31, 2007	$3,084	5,012,800	$2,037	1,483,967	$—	—	$5,121
Acquisitions	—	—	—	—	118	300,000	118
Dispositions	—	—	(89)	(60,000)	—	—	(89)
OCI [1] - realized gain / (loss)	—	—	(1,505)	(1,000,000)	—	—	(1,505)
OCI [1] - unrealized gain / (loss)	3,903		222		(15)	—	4,110

Balance at June 30, 2008	$6,987	5,012,800	$665	423,967	$103	300,000	$7,755

[1]	Denotes other comprehensive income

6. Deferred Exploration and Development Costs

Consolidated property expenditures on our exploration projects for the quarter ended June 30, 2008 were as follows:

	Deferred Exploration & Development December 31, 2007	Capitalized Exploration Expenditures	Other	Deferred Exploration & Development June 30, 2008
AFRICAN PROJECTS
Akropong trend and other Ghana	$1,519	$1,282	$—	$2,801
Mano River—Sierra Leone	1,486	501	—	1,987
Afema & others — Ivory Coast	1,539	9	—	1,548
Goulagou—Burkina Faso	19,273	—	(387)	18,886
Other Africa	1,518	1,131	—	2,649
SOUTH AMERICAN PROJECTS
Saramacca—Suriname	781	—	—	781
Other South American Projects	3,087	1,035	—	4,122

Total	$29,203	$3,958	$(387)	$32,774

7. Property, Plant and Equipment

	June 30, 2008			December 31, 2007
	Property, Plant & Equipment at Cost	Accumulated Depreciation	Property, Plant & Equipment at Net Book Value	Property, Plant & Equipment at Cost	Accumulated Depreciation	Property, Plant & Equipment at Net Book Value
Bogoso/Prestea	$69,997	$(25,816)	$44,181	$67,556	$(20,850)	$46,706
Bogoso sulfide plant	197,598	(8,330)	189,268	197,598	(2,602)	194,996
Capital Spares	1,971	—	1,971	773	—	773
Prestea underground	238	—	238	238	—	238
Wassa	57,471	(18,140)	39,331	55,802	(14,963)	40,839
Corporate & other	1000	(471)	529	891	(366)	525

Total	$328,275	$(52,757)	$275,518	$322,858	$(38,781)	$284,077

8. Mining Properties

	June 30, 2008			December 31, 2007
	Mining Properties at Cost	Accumulated Amortization	Mining Properties at Net Book Value	Mining Properties at Cost	Accumulated Amortization	Mining Properties at Net Book Value
Bogoso/Prestea	$53,101	$(33,798)	$19,303	$52,708	$(33,584)	$19,124
Prestea Underground	36,437	—	36,437	33,166	—	33,166
Wassa	86,540	(32,664)	53,876	70,657	(26,227)	44,430
Bogoso Sulfide	52,854	(2,389)	50,465	52,774	(1,562)	51,212
Mampon	15,666	—	15,666	15,957	—	15,957
Hwini-Butre and Benso	148,674	—	148,674	147,215	—	147,215
Bondaye	8,056	(1,448)	6,608	8,026	$—	8,026
Pampe	9,580	(2,000)	7,580	9,459	$(1,778)	7,681

	$410,908	$(72,299)	$338,609	$389,962	$(63,151)	$326,811

9. Cost of Sales

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Mining operations	$56,922	$28,510	$107,649	$55,122
Change in inventories (costs from / (to) metals inventory)	2,324	(3,472)	(10,976)	(4,728)
Mining related depreciation and amortization	12,312	5,340	23,792	12,997
Accretion of asset retirement obligations	146	258	363	571

Total Cost of Sales	$71,703	$30,636	$120,827	$63,962

10. Debt

	As of
	June 30, 2008	December 31, 2007
Current debt:
Debt facility	$4,375	$7,642
Equipment financing loans	9,316	9,483

Total current debt	$13,691	$17,125

Long term debt:
Debt facility	$—	$626
Equipment financing loans	16,521	20,232
Convertible debentures	90,198	87,071

Total long term debt	$106,719	$107,929

Debt Facility

On October 11, 2006, GSBPL entered into an agreement for a $15.0 million debt facility with two Ghana-based banks. The $15.0 million is repayable over a term of 2 years at US prime plus 1% (5.0% at June 30, 2008). Loan fees totaled 1% of the facility amount. The debt is secured by the non-mobile assets of the Bogoso sulfide processing plant. Proceeds from the debt facility were used for the construction of the Bogoso sulfide expansion project. A total of $0.9 million of interest on the debt facility was capitalized to the Bogoso sulfide expansion project during 2006 and 2007. The debt is carried at amortized cost using the effective interest rate method.

Equipment Financing Loans

We maintain an equipment financing facility between Caterpillar Financial Services Corporation, GSBPL and GSWL, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment and is secured by the mobile equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or LIBOR plus 2.38%. During 2007 we increased the limit on the equipment financing facility from $25.0 million to $40.0 million. At June 30, 2008, $14.2 million was available for future financing under this facility. The average interest rate on the outstanding loans was approximately 7.83% at June 30, 2008.

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

On maturity, we may, at our option, satisfy our repayment obligation by paying the principal amount of the Debentures in cash or, subject to certain limitations, by issuing that number of our common shares obtained by dividing the principal amount of the Debentures outstanding by 95% of the weighted average trading price of our common shares on the American Stock Exchange for the 20 consecutive trading days ending five trading days preceding the maturity date. Upon the occurrence of certain change in control transactions, the holders of the Debentures may require us to purchase the Debentures for cash at a price equal to 101% of the principal amount plus accrued and unpaid interest. If 10% or more of the fair market value of any such change in control consideration consists of cash, the holders may convert their Debentures and receive a number of additional common shares, which number is determined as set forth in the trust indenture for the Debentures.

The Debentures are direct senior unsecured indebtedness of Golden Star Resources Ltd., ranking equally and ratably with all our other senior unsecured indebtedness, and senior to all our subordinated indebtedness. None of our subsidiaries have guaranteed the Debentures and the Debentures do not limit the amount of debt that we or our subsidiaries may incur.

The Debentures have been accounted for in accordance with EIC 164, “Convertible and other Debt Instruments with Embedded Derivatives”. Under this statement, the fair value of the conversion feature is recorded as equity. The issuance date fair value of Golden Star’s obligation to make principal and interest payments was estimated at $89.1 million and was recorded as “Convertible Senior Unsecured Debentures”. The issuance date fair value of the holder’s conversion option was estimated at $35.9 million and was recorded as the “equity portion of convertible senior unsecured Debentures”. The fees totaling $4.7 million related to the issuance of these Debentures has been allocated pro-rata between deferred financing fees of $3.4 million and equity of $1.3 million.

11. Derivatives

	Three months ended June, 30		Six months ended June 30
	2008	2007	2008	2007
	(thousands $000)
Riverstonne Resources, Inc. - Warrants	$(55)	$—	$(55)	$—
Forward Currency Agreements - Africian Rand	(124)	—	124	—
Euro Resources S.A. Shares	(20)	—	174	466
Gold Put / Call Options	—	172	—	—

Derivative (gain) loss	$(199)	$172	$243	$466

Riverstone Resources Inc - Warrants

In the first quarter of 2008, we received 2 million warrants from Riverstone Resources Inc. (“Riverstone”). These warrants are exercisable at prices between Cdn $ 0.30 and Cdn $ 0.45, depending on the timing of exercise. The original value of the warrants was $0.3 million as of the issuance on Jan 11, 2008. The value of the warrants at June 30, 2008 was $0.2 million.

Forward Currency Agreements – African Rand

In the fourth quarter of 2007 we entered into a series of forward currency agreements totaling $5.1 million for contracts to purchase South African Rand (“Rand”). These contracts were taken out to secure known US dollar costs of a purchase contract stated in Rand. These forward contracts mature ratably between October 28, 2007 and April 25, 2008 at rates between 6.994 and 7.184 Rand to the US Dollar. At June 30, 2008 there were no remaining amounts under the agreements.

EURO Ressources S.A. Shares

In 2007, we renegotiated sections of certain agreements with EURO Ressources S.A. (“EURO”) including the timing and amounts of possible future royalty payments and the amount and timing of certain commitments under exploration property earn-ins. In addition, and as part of these renegotiations, we have agreed to make some of our remaining EURO shares available to EURO to deliver against certain options EURO has granted or plans to grant to its directors. This, plus existing options granted to GSR directors, brings the number of our shares in EURO that are subject to option agreements to 480,000.

As a result we recorded a derivative liability to recognize the cost of the EURO shares that we may make available in the future to members of EURO’s management who hold the options. At June 30, 2008 the derivative liability was $0.2 million based on the fair value of the outstanding options.

Gold Put / Call Options

In 2005 and 2006 we entered into a series of put and call options designed to provide gold price protection during the construction phase of the sulfide plant at Bogoso/Prestea. All of our 2006 gold price and foreign currency derivative agreements expired by the end of the first quarter in 2007.

12. Asset Retirement Obligations

At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings ponds and ongoing post-closure environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on–going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At June 30, 2008, the total, undiscounted amount of the estimated future cash needs is estimated to be $37.3 million.

The changes in the carrying amount of the ARO during the first half of 2008 are follows:

June 30, 2008
Balance at December 31, 2007	$18,919
Accretion expense	363
Cost of reclamation work performed	(322)

Balance at June 30, 2008	$18,960

Current portion	$2,013
Long term portion	$16,947

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

Financial Assets

The carrying amounts and fair values of financial assets are as follows:

		June 30, 2008		December 31, 2007
Assets	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents [1]	Held-for-trading	$37,147	$37,147	$75,754	$75,754
Restricted cash [1]	Held-for -trading	5,152	5,152	1,510	1,510
Accounts receivable [1]	Loans and receivables	8,884	8,884	8,369	8,369
Derivative instruments– Riverstone Warrants [4]	Held-for-trading	191	191	124	124
Long-term investments [4]	Available-for-sale	7,755	7,755	5,121	5,121

Total financial assets		$59,129	$59,129	$90,878	$90,878

Financial Liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		June 30, 2008		December 31, 2007
Liabilities	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities [1]	Other financial liabilities	$55,457	$55,457	$54,851	$54,851
Derivative instruments – EURO shares [4]	Held-for-trading	194	194	248	248
Convertible senior unsecured debentures [2,3]	Other financial liabilities	103,121	90,198	93,579	87,071
Debt facility [1]	Other financial liabilities	4,375	4,375	8,268	8,268
Equipment financing loans [2]	Other financial liabilities	24,029	25,837	29,715	29,715

Total financial liabilities		$187,176	$172,578	$186,712	$180,204

[1]	Carrying amount is a reasonable approximation of fair value.

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

As of June 30, 2008 we had $4.4 million of a variable rate bank debt. This debt has an interest rate of US prime ( 5.0%) plus 1%. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

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

In the past from time to time we have entered into forward purchase contracts for South African Rand and Euros to hedge expected purchases of capital assets in South Africa and Europe. We maintain certain operating cash accounts in non–US dollar currencies. As of June 30, 2008 we had no currency related derivatives.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for the next 12 months would result in a $3.0 to $4.0 million change in expected pre–tax earnings and cash flows.

During the first quarter of 2007, to reduce the risk of unfavorable gold price fluctuations on our operating cash flows during the construction period of the Bogoso sulfide expansion project, we purchased puts to lock in minimum gold prices for portions of our expected gold sales in 2007. All of these instruments expired by the end of the first quarter in 2007.

Equity Price Risk

We have in the past and may in the future seek to acquire additional funding by sale of common shares. Movements in the price of our common shares have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

14. Warrants

As of June 30, 2008, we have 3,224,520 warrants outstanding which were issued as part of the St. Jude 2005 acquisition. These warrants have an exercise price of Cdn$4.17 and expire on November 20, 2008.

15. Share Capital

Changes in share capital during the six months ended June 30, 2008 are as follows:

	Shares	Amount
Balance as of December 31, 2007	233,703,681	$609,103
Common shares issued:
Equity offering (net)	1,881,630	5,353
Option exercises	360,000	902

Balance as of June 30, 2008	235,945,311	$615,358

Changes in share capital during the six months ended June 30, 2007 are as follows:

	Shares	Amount
Balance as of December 31, 2006	207,891,358	$524,619
Common shares issued:
Equity offering (net)	24,150,000	82,332
Option exercises	1,067,500	1,334
Warrant exercises	62,783	254
Bonus share grants	50,683	175

Balance as of June 30, 2007	233,222,324	$608,714

16. Stock Based Compensation

Stock Options – We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “Plan”), under which options are granted from time to time on the recommendations of the Compensation Committee. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock of which 3,269,057 are available for grant at June 30, 2008. Options take the form of non-qualified stock options, and the exercise price of each option may not be less than the fair market value of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Compensation Committee.

In addition to options issued under the Plan, 2,533,176 options were issued to various employees of St. Jude in exchange for St. Jude options in late 2005 of which 216,000 remain unexercised as of June 30, 2008. All of these remaining options are vested. All figures shown below include the options issued to St. Jude employees.

Non-cash employee compensation expense recognized in the statements of operations are as follows:

	Three months ended June 30,
	2008	2007
Total stock compensation cost during the six month period ended June 30	$450	$203

	Six months ended June 30,
	2008	2007
Total stock compensation cost during the six month period ended June 30	$1,139	$2,222

We granted 1,211,000 and 931,183 options during the six months ended June 30, 2008 and 2007, respectively. We do not receive a tax deduction for the issuance of options. As a result we did not recognize any income tax benefit related to the stock compensation expense during the six month period June 30, 2008 and 2007.

The fair value of options granted during the six months period ended June 30, 2008 and 2007 were estimated at the grant dates using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Six months ended June 30,
	2008	2007
Expected volatility	49.52 to 59.34%	66.66 to 67.13%
Risk–free interest rate	2.89 to 3.32%	3.92% to 3.95%
Expected lives	4 to 6.5 years	6 to 7 years
Dividend yield	0%	0%

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

A summary of option activity under the Plan as of June 30, 2008 and changes during the six month period is presented below:

	Options(000’)	Weighted–Average Exercise price (Cdn$)	Weighted–Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2007	6,624	$3.46	6.30
Granted	1,211	3.65	9.71
Exercised	(360)	2.50	—
Forfeited	(450)	5.03	—

Outstanding as of June 30, 2008	7,025	$3.44	6.70
Exercisable at June 30, 2008	5,930	$3.43	5.46

Stock Bonus Plan—In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock of which 545,845 common shares had been issued as of June 30, 2008.

During the six month period ended June 30, 2008, no shares were issued under the Plan. For the six month period ended June 30, 2007, 50,683 shares were issued to employees at a cost of $0.2 million.

17. Accumulated Other Comprehensive Income

	Six months ended June 30,
	2008	2007
Other comprehensive income—Balance, December 31:	$3,192	$—
Transition adjustment on change in accounting policy - January 1, 2007	—	8,479
Unrealized gain (loss) on available-for-sale investments	4,110	(551)
Recognition of realized gain on sale of available-for-sale investments	(1,505)	(3,331)

Other comprehensive income - Balance June 30:	$5,797	$4,597

18. Capital

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

19. Earnings per Common share

The following table provides a reconciliation between basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income/(loss)	$(6,935)	$(2,289)	$(10,849)	$(5,854)
Weighted average number of common shares (millions)	235.9	233.2	235.4	224.7

Basic and diluted loss per share	$(0.029)	$(0.010)	$(0.046)	$(0.026)

20. Supplemental Cash Flow Information

The following is a summary of significant non-cash transactions:

	Six months ended June 30
	2008	2007
Available-for-sale investment acquired in exchange for property rights	$118	$—
Warrants acquired in exchange for property rights	$233	$—
Transfer of EURO shares	$89	$—

The following is a summary of interest and income tax payments:

	Six months ended June 30,
	2008	2007
Interest paid	$4,200	$2,700

21. Operations by segment and geographic area

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location.

	Africa
As of and three months ended June 30,	Bogoso/ Prestea	Wassa	Other	South America	Corporate	Total
2008
Revenues	$42,202	$28,229	$—	$—	$—	$70,431
Net (loss) income	(6,075)	3,578	(369)	(326)	(3,743)	(6,935)
Total assets	443,686	158,323	141,666	12,084	30,795	786,554
2007
Revenues	$9,270	$18,848	$—	$—	$—	$28,118
Net loss	(1,261)	(1,055)	(104)	(39)	(1,940)	(2,289)
Total assets	435,264	107,633	169,540	8,825	29,849	751,111

	Africa
As of and six months ended June 30,	Bogoso/ Prestea	Wassa	Other	South America	Corporate	Total
2008
Revenues	$71,243	$52,371	$—	$—	$—	$123,614
Net (loss) income	(8,783)	10,665	(541)	(539)	(11,651)	(10,849)
Total assets	443,686	158,323	141,666	12,084	30,795	786,554
2007
Revenues	$20,850	$37,128	$–	$–	$–	$57,979
Net loss	(1,638)	(357)	(593)	(254)	(3,012)	(5,854)
Total assets	435,264	107,633	169,540	8,825	29,849	751,111

22. Related parties

During the second quarter, we obtained legal services from a firm where our Chairman is of counsel. The cost of services incurred from this firm during the six month period ended June 30, 2008 and 2007 were $0.1 million and $0.6 million, respectively. Our Chairman did not personally perform any legal services to the Company during the six month period ended June 30, 2008 or 2007 nor did he benefit directly or indirectly from payments for the services performed by the firm.

23. Commitments and Contingencies

Our commitments and contingencies include the following items:

Environmental and Governmental Regulation

All phases of our operations are subject to environmental regulations in the various jurisdictions where we operate. These regulations may define, among other things, air and water quality standards, waste management requirements, and land rehabilitation obligations. In general, environmental legislation is evolving to require stricter operating standards, more detailed social and environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that future changes in environmental regulations, if any, will not adversely affect our operations.

We use hazardous chemicals in our gold recovery activities that results in the generation of environmental contaminants that may adversely affect air and water quality. To mitigate the impacts associated with our activities, we have established objectives in meeting, or surpassing, regulatory requirements in all of our exploration, development, mining, and closure activities so that the local environment and communities are protected and that the post-closure land use contributes to the sustainability of the local economy. In order to meet our objectives, we have:

•

Educated our leaders and managers so that they are committed to creating a culture that makes social and environmental matters an integral part of the short- and long-term operations and performance management systems;

•	Worked with our employees so that they understand and accept environmental and social policies and procedures as a fundamental part of the business;

•	Signed the International Cyanide Management Code (“the Code”);

•	Implemented the Code aiming to ensure that established policies and procedures adhere to the Code’s best practices;

•

Established or are in the process of establishing operating standards and procedures that aim to meet or exceed requirements in relevant laws and regulations, the commitments made in our environmental impact statements, environmental management plans, rehabilitation and closure plans; and any international protocols to which we are a signatory;

•	Incorporated environmental performance requirements into all relvant contracts;

•	Provided training to employees and contractors in environmental matters;

•	Regularly prepared, reviewed and updated site-specific environmental management and closure plans;

•	Worked to progressively rehabilitate disturbed areas in conformance with the site-specific environmental management and closure plans;

•	Consulted local communities and regulators to provide us with input to our environmental management policies and procedures;

•	Regularly reviewed our environmental performance; and

•	Publicly reported our social, health, safety, and environmental performance.

Governmental approvals and permits are currently required, and will likely continue to be required in the future in connection with the our operations. To the extent such approvals are required and not obtained, we could be curtailed or prohibited from continuing our mining operations or from proceeding with planned exploration or development of mineral properties.

Our mining, processing, development and mineral exploration activities of the Company are subject to various laws governing prospecting, development, production, taxes, labor standards and occupational health, mine safety, land claims of local people and other matters. New rules and regulations may be enacted or that existing rules and regulations may be applied in a manner which could have an adverse effect on the Company’s financial position and results of operations.

Environmental Bonding in Ghana

In 2005, pursuant to a reclamation bonding agreement between the Ghana Environmental Protection Agency (“EPA”) and GSWL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements, we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. In addition, pursuant to a bonding agreement between the EPA and GSBPL we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements we deposited $1.5 million of cash with the EPA with the balance covered by a letter of credit. The cash deposits are recorded as Restricted Cash in our balance sheet.

Royalties –

•

Dunkwa Properties: As part of the acquisition of the Dunkwa properties in August 2003, we agreed to pay the seller a net smelter return royalty on future gold production from the Mansiso and Asikuma properties. As per the acquisition agreement, there will be no royalty due on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices at or below $300 per ounce and progressively increases to 3.5% for gold prices in excess of $400 per ounce.

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

•

Prestea Underground – Areas of the Prestea Underground below a point 150 meters below sea level, are subject to a 2.5% net profits interest on future income. Ownership of the 2.5% net profit interest is currently held by the bankruptcy trustee overseeing liquidation of our former joint venture partner in the Prestea Underground. While we believe that the joint venture agreement provides for the 2.5% net profit interest, confirmation of this position has not been received from the bankruptcy trustee.

Afema Project – On March 29, 2005 we entered into an agreement with Société d’Etat pour le Development Minier de la Cote d’Ivoire (“SO.DE.MI.”), the Cote d’Ivoire state mining and exploration company, to acquire its 90% interest in the Afema gold property in south–east Cote d’Ivoire and the net profits interest is subject to final confirmation in such process. Golden Star has the right to complete the transaction to acquire 100% of SO.DE.MI.’s rights in the Afema property for $1.5 million. If we exercise the option, we would, in addition to the acquisition payment, pay SO.DE.MI. a royalty on any future gold production from the Afema property. The royalty is indexed to the gold price and ranges from 2% of net smelter returns at gold prices below $300 per ounce and progressively increases to 3.5% of net smelter returns for gold prices exceeding $525 per ounce.

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

Goulagou and Rounga – In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over the next four years, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. We are entitled to receive up to two million shares of Riverstone over the term of the option of which 300,000 shares have been received as of June 30, 2008. In addition we also received two million in the first quarter of 2008 common share purchase warrants of Riverstone with exercise prices that range from Cdn$0.30 to Cdn$0.45.

Paul Isnard – Golden Star has agreed to pay a royalty to EURO on all future gold production, if any, from the Paul Isnard property up to 5.0 million ounces. Gold production in excess of 5.0 million ounces will not be subject to the royalty. The royalty varies from ten percent (10%) of the difference between the market price of gold per ounce and $400, for all gold sales up to 2.0 million ounces and five percent (5%) of the same for gold sales between 2.0 million and 5.0 million ounces. Furthermore, we have agreed, subject to completion of a positive feasibility study, to pay an annual $1.0 million advance royalty to EURO beginning September 2010 and continuing until such time as the Paul Isnard property begins mining and selling gold. The total advanced royalty payments will be deducted from royalties payable during the production period on the first 2.0 million ounces.

In February 2008 EURO applied for renewal of its prospecting permits for portions of the Paul Isnard property. In connection with the permit, renewal we guaranteed the French mining authorities that we would spend at least € 0.6 million on the Paul Isnard property before 2010. At any time during the three years we can elect to drop the prospecting permits and forego the spending.

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

Bogoso Power Plant – Construction was initiated in the first quarter of 2008 on a nominal 20 megawatt power plant at Bogoso following completion of a construction letter of credit. As collateral for the letter of credit, we restricted $3.6 million of cash as required by the bank providing the letter. The provider of the power plant will construct, operate and maintain the plant on our behalf. This is a stand-by power facility that would be utilized only in the event of an emergency or when there is insufficient power available from the Ghana national power grid. Completion of construction is scheduled in the fourth quarter of 2008

The initial amount of the letter of credit was $2.0 million increasing each month after initiation of construction reaching a maximum of approximately $7.0 million in the seventh month. The letter of credit will progressively decrease over the subsequent months until it reaches nil at the end of the 30 months following the initiation of construction. At any point in the first 30 months we can terminate the contract by making a payment to Genser equal to the remaining balance on the letter of credit. If such payment is made, Genser will return the letter of credit and the title to the power plant will be transferred to us. If the contract is terminated after 30 months, title to the plant will transfer to us for no consideration.

24. Generally Accepted Accounting Principles in the United States

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.

(a) Consolidated Balance Sheets in U.S. GAAP

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$37,147	$75,754
Accounts receivable	8,884	8,369
Inventories	68,310	55,966
Deposits	9,944	4,513
Other current assets	2,461	1,224

Total current assets	126,746	145,826
Restricted cash	5,152	1,510
Available-for-sale and long term investments	7,755	5,121
Property, plant and equipment (Note d3)	274,804	283,363
Mining properties (Notes d2 and d3)	297,916	288,795
Other assets	4,147	4,362

Total assets	$716,520	$728,977

LIABILITIES
Current liabilities (Note d5)	$71,357	$75,192
Long term debt (Note d6)	139,035	145,324
Asset retirement obligations	16,947	16,906
Fair value of long term derivatives (Note d5)	184	—
Future tax liability (Note d4)	40,640	40,640

Total liabilities	268,163	278,062
Minority interest	703	1,637
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Share capital (Note d7)	614,992	608,737
Contributed surplus (Note d5)	13,377	12,238
Accumulated comprehensive income and other (Note d8)	8,570	5,965
Deficit	(189,285)	(177,662)

Total shareholders’ equity	447,654	449,278

Total liabilities and shareholders’ equity	$716,520	$728,977

(b) Consolidated Statements of Operations under US GAAP

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Net loss under Cdn GAAP	$(6,935)	$(2,289)	$(10,849)	$(5,854)
Deferred exploration expenditures expensed per US GAAP (Note d1 and d2)	(2,006)	(2,403)	(6,214)	(4,637)
Depreciation and amortization differences – Wassa (Note d3)	1,650	536	(35)	1,169
Derivative gain/(loss) (Note d5)	1,157	2,085	770	(581)
Loan derivative - gain (Note d6)	17,695	—	1,887	—
Change in loan fee amortization	(73)	—	(148)	—
Write-off of deferred exploration properties (Note d3)	—	88	—	88
Other (Notes d6)	1,536	(5)	3,047	(7)

Net income/(loss) before minority interest under US GAAP	13,024	(1,988)	(11,542)	(9,822)
Minority interest, as adjusted	(23)	4	(81)	4

Net income/(loss) before income tax under US GAAP	13,001	(1,984)	(11,623)	(9,818)
Income tax benefit, as adjusted (Note d4)	—	12,176	—	12,176

Net income (loss) under US GAAP	$13,001	$10,192	$(11,623)	$2,358
Other comprehensive income – gain (loss) on marketable securities (Note d8)	4,030	—	6,604	(4,261)

Comprehensive income/(loss)	$17,031	$10,192	$(5,019)	$(1,903)

Basic and diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$0.055	$0.044	($0.050)	$0.010

(c) Consolidated Statements of Cash Flows under US GAAP

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Cash provided by/(used in):
Operating activities	$7,685	$1,833	$(1,561)	$(8,722)
Investing activities	(21,853)	(11,481)	(35,257)	(89,092)
Financing activities	(3,362)	5,840	(1,789)	86,835

Increase/(Decrease) in cash and cash equivalents	(17,530)	(3,808)	(38,607)	(10,979)
Cash and cash equivalent beginning of period	54,677	19,937	75,754	27,108

Cash and cash equivalents end of period	$37,147	$16,129	$37,147	$16,129

(d) Notes:

(1)	Under US GAAP, exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(2)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(3)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it is available for regular and sustained use. Under Cdn GAAP, new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity.

(4)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine developments cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 1 and 2 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP in the GSBPL and GSWL tax jurisdiction, but a valuation allowance has been applied to all amounts as of June 30, 2008. On January 1, 2007, we adopted the provisions of FIN 48 for US GAAP purposes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48. Based on this review the provisions of FIN 48 had no effect on our financial position, cash flows or results of operations at either December 31, 2007 or June 30, 2008.

We and our subsidiaries are subject to the following material taxing jurisdictions: Ghana, Canada and Burkina Faso. The tax years that remain open to examination by the Ghana Internal Revenue Service are years 1999 through 2007. The tax years that remain open to examination by Revenue Canada are years 2003 through 2007. All tax years remain open to examination in Burkina Faso. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of December 31, 2007 or June 30, 2008.

(5)	Under US GAAP the fair value of warrants denominated in currencies other than the company’s functional currency are treated as a derivative liability. The derivative liability of such warrants is marked to market at the end of each period and the change in fair value is recorded in the statement of operations. Under Cdn GAAP the issue-date fair values of all warrants is treated as a component of shareholders’ equity and are recorded as contributed surplus and are not subsequently marked to their fair value.

(6)	Under Cdn GAAP, the fair value of the conversion feature of convertible debt is classified as equity and the balance is classified as a liability. The liability portion is accreted each period in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date. Accretion is recorded as interest expense. For US GAAP purposes, the entire amount of convertible debt is classified as a liability and recorded at fair value at the end of each period, with the change in fair value recorded in the statement of operations in accordance with FAS 155.

(7)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP)—under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP.

(8)	There is a difference in the basis of investments between US GAAP and Canadian GAAP due to the accounting treatment relating to exploration costs. Under U.S. GAAP exploration costs are expensed as incurred. Under Canadian GAAP exploration costs are capitalized as deferred exploration. This difference is reflected in other comprehensive income. In addition, the company has differences related to cumulative translation adjustments that relate to historical activity prior to 1999.

(9)	Impact of recently issued Accounting Standards

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 is intended to improve financial reporting by identifying a consistent frame work, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. It is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411. We do not believe that the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued FASB Staff Positions (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlements)”. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods with those fiscal years. Early adoption is not permitted.

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

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 24 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations include information available to August 4, 2008. All financial amounts are in thousands of US dollars unless stated otherwise.

OUR BUSINESS

Through our subsidiaries we own a controlling interest in four gold properties in southern Ghana, West Africa:

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

GSWL owns a 90% interest in the HBB Properties in southwest Ghana and the Government of Ghana holds a 10% carried interest. Development activities were initiated in late 2007, and we expect to begin moving Benso ore to the Wassa plant in the third quarter of 2008. The Hwini-Butre and Benso concessions are located approximately 70 and 40 kilometers south of Wassa, respectively.

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

The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce.”

Derivation of Cost per Ounce Measures 1

	For the three months ended June 30, 2008
	Wassa	Bogoso/ Prestea	Combined
Mining operations	$17,663	$39,260	$56,923
Change in inventory (costs from / (to) metals inventory)	742	1,581	2,324
Mining related depreciation and amortization	5,356	6,956	12,312
Accretion of asset retirement obligations	43	101	145

Total cost of sales	$23,805	$47,898	$71,703
Ounces sold	31,379	46,934	78,313
Derivation of cost per ounce:
Total operating costs - GAAP ($/oz)	$759	$1,021	$916
Less depreciation and amortization ($/oz)	171	148	157
Less accretion of asset retirement obligations ($/oz)	1	2	2

Total cash cost per ounce	587	870	757
Less royalties and production taxes per ounce	27	27	27

Cash operating cost per ounce	$560	$843	$730

	For the three months ended June 30, 2007
	Wassa	Bogoso/ Prestea	Combined
Mining operations	$14,972	$13,538	$28,510
Change in inventory (costs to metals inventory)	(1,027)	(2,445)	(3,472)
Mining related depreciation and amortization	3,415	1,925	5,340
Accretion of asset retirement obligations	85	173	258

Total cost of sales	$17,445	$13,191	$30,636
Ounces sold	28,383	13,910	42,295
Derivation of cost per ounce:
Total operating costs - GAAP ($/oz)	$615	$948	$724
Less depreciation and amortization ($/oz)	120	138	126
Less accretion of asset retirement obligations ($/oz)	3	12	6

Total cash cost per ounce	491	798	592
Less royalties and production taxes per ounce	20	20	20

Cash operating cost per ounce	$471	$778	$572

	For the six months ended June 30, 2008
	Wassa	Bogoso/ Prestea	Combined
Mining operations	$32,342	$75,307	$107,649
Change in inventory (costs from / (to) metals inventory)	(1,545)	(9,431)	(10,976)
Mining related depreciation and amortization	10,114	13,678	23,792
Accretion of asset retirement obligations	157	206	363

Total cost of sales	$41,067	$79,760	$120,827
Ounces sold	57,392	78,348	135,740
Derivation of cost per ounce:
Total operating costs—GAAP ($/oz)	$716	$1,018	$890
Less depreciation and amortization ($/oz)	176	175	175
Less accretion of asset retirement obligations ($/oz)	3	3	3

Total cash cost per ounce	537	841	712
Less royalties and production taxes per ounce	27	27	27

Cash operating cost per ounce	$509	$814	$685

	For the six months ended June 30, 2007
	Wassa	Bogoso/ Prestea	Combined
Mining operations	$28,376	$26,746	$55,122
Change in inventory (costs to metals inventory)	(705)	(4,023)	(4,728)
Mining related depreciation and amortization	9,114	3,883	12,997
Accretion of asset retirement obligations	170	401	571

Total cost of sales	$36,955	$27,007	$63,962
Ounces sold	56,488	31,631	88,119
Derivation of cost per ounce:
Total operating costs - GAAP ($/oz)	$654	$854	$726
Less depreciation and amortization ($/oz)	161	123	147
Less accretion of asset retirement obligations ($/oz)	3	13	6

Total cash cost per ounce	4900	718	572
Less royalties and production taxes per ounce	20	19	20

Cash operating cost per ounce	$470	$699	$552

[1]	See note 9 to the accompanying consolidated financial statements.

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

In line with our business strategy, we acquired Bogoso in 1999 and have operated a nominal 5,000 tonne per day carbon-in-leach (“CIL”) processing plant since that time to process oxide and other non-refractory ores (“Bogoso oxide plant”). In 2001, we acquired Prestea and mined surface deposits at Prestea from late 2001 to late 2006. In late 2002, we acquired Wassa, and constructed a new nominal 10,000 tonne per day CIL processing plant at Wassa which began commercial operation in April 2005.

In 2007 we completed construction and development of a new nominal 3.5 million tonnes per annum processing facility at Bogoso/Prestea that uses bio-oxidation technology to treat refractory sulfide ore (“Bogoso sulfide plant”). This facility was placed in commercial service on July 1, 2007.

GSWL owns a 90% interest in the HBB Properties in southwest Ghana and the Government of Ghana holds a 10% carried interest. Development activities were initiated in late 2007, and we expect to begin moving Benso ore to the Wassa plant in the third quarter of 2008. The Hwini-Butre and Benso concessions are located approximately 70 and 40 kilometers south of Wassa, respectively.

Our overall objective since 1999 has been to grow our business to become a mid-tier gold producer with an annualized production rate in excess of 500,000 ounces. With the new sulfide plant at Bogoso and development of the HBB Properties in 2008, we expect to reach this goal in 2009. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.

SIGNIFICANT TRENDS AND EVENTS DURING THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

Bogoso Sulfide Plant

The Bogoso sulfide plant continued to treat predominately transition sulfide ores from the Bogoso sulfide pits (Buesichem, Chujah) during the second quarter of 2008 and has achieved overall recoveries in line with what was expected from transition ores. As mining progresses to deeper levels in the sulfide pits we expect to mine fresh sulfides where metallurgical testing indicates higher gold recoveries in flotation.

Energy Price Increase

In June 2008, the Public Utilities Regulatory Committee (“PURC”) of Ghana announced a pending power rate increase to high voltage electric power customers effective July 1, 2008. While the new rate has not yet been announced, PURC has indicated that high voltage customers should expect to a pay significantly higher rate than the $0.10/kWh paid in the past. The Ghana Chamber of Mines and affected mining companies are actively negotiating with the Ghanaian power agencies to seek a reasonable rate. While it is not possible to evaluate the impact of the increase on our operations until the final rate is announced, the increase in our cash operating costs will most likely be significant.

Gold Prices

Gold prices have generally trended upward during the last seven years, from a low of $260 per ounce in 2001 to a high of $1,023 per ounce in March 2008. The realized gold price for our shipments during the first six months of 2008 averaged $911 per ounce, as compared to $658 per ounce in the same period of 2007.

Prestea South

During 2008 we expect to obtain permits for several open pits, collectively known as the Prestea South project, on the southern portion of the Prestea property. Following receipt of final permits, we expect to begin developing Prestea South in late 2008 or early 2009 and plan to commence mining in the first half of 2009. The Prestea South oxide ore will be transported to Bogoso where it will be processed through the Bogoso oxide plant.

Management Changes

In March 2008, Mr. Tom Mair was appointed President and CEO and as a member of the Board of Directors. Mr. Mair previously served as Interim President and CEO since January 1, 2008 and as Senior Vice-President and Chief Financial Officer from February 2007 to December 2007. In April Mr. Scott Barr was appointed as Executive Vice President and Chief Operating Officer.

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

Government Royalties

In early 2008 the Ghana Minerals Commission announced that it was reviewing mineral royalty rates charged to mineral producers. Under current Ghanaian mining law, the royalty rate for gold mining ranges between 3% and 6% based on a mine’s operating margin. Under this law our mines have historically paid a 3% royalty. The Minerals Commission’s review has not been completed and it is not possible at this time to predict its outcome. Since the gold royalty is codified in Ghanaian mineral law, a change in the royalty rate structure would require a change in the law which would involve ratification by the Ghana parliament.

Illegal Mining

While illegal mining activities on our properties were minimal in 2007, there has been an increase in such activity in recent quarters throughout Ghana, including at our properties. Illegal mining is evident at our Prestea South project and in recent months there has been a significant increase in such activity at our HBB Properties. We have brought this situation to the attention of the local and national governmental authorities. While illegal mining has had minimal impact on our recent operations, such activity could result in access issues at the Prestea South and Hwini-Butre areas when we initiate development activities later this year and in 2009.

Bogoso Power Plant

Construction was initiated in the first quarter of 2008 on a nominal 20 megawatt power plant at Bogoso following completion of a construction letter of credit. As collateral for the letter of credit, we restricted $3.6 million of cash as required by the bank providing the letter. The provider of the power plant will construct, operate and maintain the plant on our behalf. This is a stand-by power facility that would be utilized only in the event of an emergency or when there is insufficient power available from the Ghana national power grid. Completion of construction is scheduled in the fourth quarter of 2008.

International Financial Reporting Standards

The Canadian Accounting Standards Board (“CICA” ) recently confirmed January 1, 2011 as the date International Financial Reporting Standards (“IFRS”) will replace current Canadian GAAP for publicly traded companies. The CICA has also made provisions for early adoption of IFRS as soon as 2009.

We are currently developing an IFRS change-over plan and if approval is obtained from the Canadian Securities Administrators, we plan to adopt IFRS as of January 1, 2009. Towards this end we have retained a qualified consulting team to oversee and effect the conversion process. To date the consultants have prepared a detailed scoping study and conversion plan . Changing from Canadian GAAP to IFRS will be a significant undertaking that may materially affect reported financial position and results of operations and certain business functions. The transition may also cause volatility in earnings and changes to the depreciable asset base.

CONSOLIDATED RESULTS OF OPERATIONS

SUMMARY OF FINANCIAL RESULTS	For the three months ended June 30,			For the six months ended June 30,
	2008	2007		2008	2007
Gold sold (oz)	78,313	42,295	[1].	135,740 .	88,119	[2].
Average realized price ($/oz)	900	665		911	658
Total cash cost ($/oz)	757	592		712	572
Gold revenues (in $ thousands)	70,431	28,118		123,614	57,979
Cash flow provided by operations (in $ thousands)	9,691	4,328		4,653	(3,993)
Net income/(loss) (in $ thousands)	(6,935)	(2,289)		(10,849)	(5,854)
Comprehensive net income/(loss) (in $ thousands)	(6,904)	(2,375)		(8,244)	(6,405)
Net income/(loss) per share – basic ($)	(0.029)	(0.010)		(0.046)	(0.026)

1.	Excludes 6,016 ounces from the new sulfide plant. These ounces are not included in sales revenues.

2.	Excludes 7,803 ounces from the new sulfide plant. These ounces are not included in sales revenues.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

During the three months ended June 30, 2008, we incurred a net loss of $6.9 million or $0.029 per share on revenues of $70.4 million, versus a net loss of $2.3 million or $0.010 per share on gold revenues of $28.1 million during the three months ended June 30, 2007. The significant current year increase in revenues reflects the incremental ounces in the second quarter of 2008 from the Bogoso sulfide operation which was not yet in service in the second quarter of 2007. Higher gold prices ($900/oz vs $665/oz) also contributed to the revenue improvement. The increase in cost of sales versus the second quarter of 2007 reflects recognition of operating and depreciation costs of the Bogoso sulfide operation in periods subsequent to its July 1, 2007 in-service date. In addition, price increases in many of the operating consumables including power, fuel, labor, parts and supplies, have added to the cost of sales versus a year ago.

While progress was made in resolving various operational issues at the Bogoso sulfide plant, gold out-put remained below expectations. Second quarter 2008 gold shipments exceeded first quarter 2008 shipments by 36%, but second quarter output was 1,100 ounces lower than in the fourth quart of 2007. Wassa performed well shipping 10.5% more gold than it did in the second quarter of 2007.

Interest expense was higher in the current quarter based on the increased amount of debt versus a year ago also because most of our interest expense was capitalized as part of the Bogoso sulfide plant construction costs in the second quarter of 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

During the six months ended June 30, 2008, we incurred a net loss of $10.8 million or $0.046 per share on revenues of $123.6 million, versus a net loss of $5.9 million or $0.026 per share on gold revenues of $58.0 million during the six months ended June 30, 2007. As in the quarter, discussed above, the significant current year increase in revenues and cost of sales reflects the incremental ounces and costs in the first six months of 2008 from the Bogoso sulfide operation which was not yet in service in the first half of 2007. Higher gold prices ($911/oz vs $658/oz) also contributed to the revenue improvement. Price increases in a many of the operating consumables including power, fuel, labor, parts and supplies, also added to the cost of sales versus a year ago.

BOGOSO/PRESTEA OPERATIONS

SUMMARY OF FINANCIAL RESULTS	For the three months ended June 30,			For the six months ended June 30,
	2008	2007		2008	2007
Mining
Ore mined - refractory (t)	224,467	46,514		1,077,542	161,816
Ore mined – non-refractory (t)	360,187	241,326		385,304	466,821
Total ore mined (t)	584,654	287,840		1,462,846	628,637
Waste mined (t)	5,012,584	2,580,407		10,505,635	8,362,475
Bogoso Sulfide Plant Results (4)
Refractory ore processed (t)	438,487	187,060		1,022,795	309,021
Refractory ore grade processed (g/t)	2.94	2.82		2.79	2.87
Gold recovery refractory ore (%)	69.7	57.23		63.5	52
Bogoso Oxide Plant Results (3)
Ore processed (t)	267,430	284,959		512,803	848,128
Ore grade processed (g/t)	2.85	2.4		2.76	1.93
Gold recovery (%)	66.9	77.37		64.0	69.9
Total Bogoso gold sold (oz)	46,934	13,910	(1)	78,348	31,631	(2)
Cash operating cost ($/oz)	843	778		814	699
Royalties ($/oz)	27	20		27	19
Total cash cost ($/oz)	870	798		841	718

1.	Excludes 6,016 ounces from the new sulfide plant. These ounces are not included in sales revenues.

2.	Excludes 7,803 ounces from the new sulfide plant. These ounces are not included in sales revenues.

3.	While the Bogoso oxide plant was configured to process oxide ores, subsequent modifications has given it the ability to process sulfide, transition, non-refractory sulfide and oxide ores. Accordingly, the statistical information presented above is the average of several ore types processed in the first six months of 2008.

4.	In the first six months of 2007 the Bogoso sulfide plant was in the start-up phase and had not reached full capacity.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Bogoso/Prestea’s second quarter gold shipments more than tripled to 46,934 ounces, up from 13,910 ounces shipped in the same quarter of 2007. Second quarter 2008 gold output from the new Bogoso sulfide plant, which was not yet completed and in-service in the second quarter of 2007, was the major factor responsible for the increase. Quarterly gold revenues totaled $42.2 million, up from $9.3 million a year earlier, with output from the Bogoso sulfide plant output again the major factor in the improvement. Higher gold prices also contributed to the improved revenues.

While second quarter gold output was significantly higher than a year earlier, additional operating costs of the new sulfide plant offset the increase in revenues resulting in a $5.7 million operating margin loss at Bogoso/Prestea, up from a $3.9 million operating margin loss in the second quarter of 2007. Bogoso/Prestea’s second quarter average cash operating costs rose to $843 per ounce, up from $778 per ounce a year earlier reflecting both the increased number of ounces and increased operating costs from the sulfide plant as well as increases in labor, fuel, power and other consumables at the Bogoso oxide plant.

The new Bogoso sulfide plant operated throughout the second quarter processing transition sulfide ores from the sulfide pits at Bogoso, achieving 70% gold recovery as was expected from the transition sulfide ores. The 70% recovery was a substantial improvement from the 59% recovery in the first quarter of 2008 and from the 57% recovery reported in the fourth quarter of 2007.

The increase in gold recovery was the result of a revised operating plan that matches sulfide plant feed rates to the number of bio-oxidation tanks available. Matching the concentrate feed rate to the number of bio-oxidation tanks available allowed optimal oxidation to occur which lead to increased overall gold recoveries. Following agitator shaft and gear box repairs in the first quarter of 2008, the average number of bio-oxidation tanks available increased to 11 in the second quarter, up from 8 in the first quarter. Once all of the on-going agitator shaft and gear box replacements are finalized, we expect to eventually have 13 of the 14 total tanks running on a regular basis. Improvements in the cooling water system and bio-oxidation tank air supply systems also contributed to the improved gold recovery as did changes in flotation reagents and start-up of the regrind system.

Metallurgical testing of the Bogoso sulfide ores have shown that the sulfide plant should achieve better gold recoveries from fresh sulfide ores found deeper in the sulfide pits. As mining progresses to deeper levels over the next few quarters and increased quantities of fresh ore are mined, we expect to see further improvements in overall gold recoveries.

The sulfide plant’s CIL circuit performed well and demonstrated that if the flotation concentrate are fully oxidized, the leach recovery circuit will efficiently recover the available gold. Carbon stripping and elution systems improved performance over the first quarter and handled increased throughput from the sulfide and the oxide plants.

The Bogoso oxide plant demonstrated its flexibility during the second quarter by processing several ore types as they became available including oxide ores, siliceous ores, refractory ores and refractory leachable ores at various times. A sulfide float concentrate was recovered from the transition ore which was sent to the Sulfide plant’s bio-oxidation tanks. During the remainder of 2008, the Bogoso oxide plant may be idle for periods of time when there is insufficient ore for it to process. If there are periods when the Bogoso sulfide plant is short sulfide flotation concentrate, the Bogoso oxide plant can be restarted to provide sufficient supplemental sulfide flotation concentrate to keep the sulfide plant’s bio-oxidation circuit filled.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

In the first six months of 2008, Bogoso/Prestea shipped 78,348 ounces of gold, up from 31,631 in the first half of 2007. As with the quarter, the major factor in the increase was output from the new Bogoso sulfide plant which was not in-service during the first half of 2007. Bogoso/Prestea produced $71.2 million in gold revenues in the six months and a $8.5 million operating margin loss, as compared to $20.8 million of revenues and a $6.2 million operating margin loss in the first half of 2007. While the operating margin losses were similar in both periods, operations were significantly different. During the first six months of 2007, the Bogoso oxide plant processed oxide ore and the Bogoso sulfide plant was still under construction and did not contribute to the operating margin loss. During the first six months of 2008, the Bogoso oxide plant processed a variety of different ore types as explained above and the Bogoso sulfide plant was in-service processing refractory transition ores from the Bogoso pits.

While Bogoso/Prestea gold output increased significantly over the first half of 2007, as with the second quarter, the additional operating costs of the new sulfide plant offset the increase in revenues resulting in an operating margin loss at Bogoso/Prestea similar to the same period of the prior year.

Cash operating costs rose to $814 per ounce for the six months ended June 30 2008, up from $699 per ounce from the same period in 2007. The increase in cost per ounce reflects both the increased number of ounces and increased operating costs from the sulfide plant as well as increases in labor, fuel, power and other consumables at the Bogoso oxide plant.

WASSA OPERATIONS

SUMMARY OF FINANCIAL RESULTS	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Mining:
Ore mined (t)	688,537	757,166	1,706,885	1,422,313
Waste mined (t)	1,309,242	2,594,919	2,565,772	4,305,923
Wassa Plant Results
Ore processed (t)	856,238	879,560	1,783,011	1,886,728
Grade processed (g/t)	1.20	1.13	1.17	1.03
Recovery (%)	92.9	89.7	93.1	90.5
Gold sold (oz)	31,379	28,385	57,392	56,489
Cash operating cost ($/oz)	560	471	509	470
Royalties ($/oz)	27	20	27	20
Total cash cost ($/oz)	587	491	537	490

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Wassa

Wassa plant processed an average of 9,409 tonnes of ore per day in the second quarter at an average grade of 1.2 grams per tonne yielding 31,379 ounces compared to an rate of 9,665 tonnes per day at an average grade of 1.13 gram per tonne and 28,385 ounces in the same period of 2007. The increase in output reflects higher grades which were expected from deeper levels in the Wassa pits. Wassa generated $4.3 million of operating margin in the three months ended June 30, 2008 compared to an operating margin of $1.4 million for the three months ended June 30, 2007. The improvement in operating margin was a function of higher gold prices, better grade and higher recoveries. Increases in the cost of power, labor, royalties and equipment maintenance costs and depreciation resulted in an increase in cost of sales to $23.8 million in the second quarter, up from $17.4 million a year earlier. The cash operating cost for the quarter was $560 per ounce, up from $471 per ounce a year earlier. While ounces sold were higher than in the second quarter of 2007, increases in cash operating costs resulted in over-all higher unit costs.

In the third quarter of 2008 Wassa expects to begin receiving shipments of ore from the new Benso deposit located 40 km south of Wassa. At that time Wassa plans to reduce the mining rate in the Wassa pits and supplement plant feed with the higher grade Benso ore. A significant increase in Wassa gold output is expected from this new ore source which is expected to average approximately 3.29 grams per tonne.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Wassa generated $11.3 million of operating margin in the six months ended June 30, 2008 on sales of 57,392 ounces of gold, compared to an operating margin loss of $0.2 million for the six months ended June 30, 2007 on sales of 56,489 ounces. During the six months ended June 30, 2008 the Wassa plant processed an average of 9,797 tonnes per day at an average grade of 1.17 g/t with a gold recovery of 93.1%, compared to 10,423 tonnes per day at an average grade of 1.03 g/t with a 90.5% recovery in the same period of 2007. The improvement in operating margin was a function of higher gold prices, better grade and higher recoveries. As with the second quarter, increases in the cost of power, labor, royalties and equipment maintenance costs resulted in an increase in cost of sales to $41.1 million in the second quarter, up from $37.0 million a year earlier. The cash operating cost for the first half of 2008 averaged $509 per ounce, up from $470 per ounce a year earlier. While ounces sold were marginally higher than in the first six months of 2007, higher cash operating costs resulted in the increase in unit costs. Improved grade-control practices and higher grade ore zones deeper in the Wassa pits contributed to the improved grade. Also increases in crushing and grinding efficiencies allowed processing of more pit ore and less of the lower grade heap leach material, contributing to the improvement in feed grade.

DEVELOPMENT PROJECTS

Prestea South Properties

The Prestea South Project is located along the Ashanti trend, to the southwest of the town of Prestea and approximately 20 km southwest of the Bogoso processing plants. Gold mineralization is associated with the same Ashanti Trend fault structure that continues to the north through our Bogoso property. While various sections of the resources at Prestea South were mined by prior owners using underground methods, the surface oxide resources have not been extensively mined and there are also sulfide resources accessible by open pit mining.

We are in the process of obtaining permits for several open pits, collectively known as the Prestea South project, on the southern portion of the Prestea property. In March 2008 an environmental impact statement (“EIS”) was submitted to the EPA and initial public consultations were completed. During the second quarter, formal approval of the mining permit was received from the Ghana Minerals Commission. Further discussions and involvement with the EPA prior to their approval have led to Bogoso restarting the backfilling of Plant North pit. The EPA has requested another public consultation on their final analysis and decree which should be completed within the 4th quarter allowing final receipt of permits from the EPA by year-end or early in 2009.

Following receipt of final permits, we expect to begin developing Prestea South in late 2008 or early 2009 with construction of an access and haul road to the mining properties with renewed drilling and exploration followed by mining with production starting in 2009. The Prestea South oxide ore will be transported to Bogoso, where it may be blended with Pampe oxide ore, and processed through the Bogoso oxide plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide plant. We expect the Prestea South pits to furnish approximately 0.6 million tonnes of oxide ore per year and 0.5 million tonnes of refractory ore per year over an expected 3.5 year life.

HBB Properties

Significant progress was made in construction of the access road to the Benso property located 40 km south of Wassa. The entire route has been cleared by mid-June and the road bed is approximately 75% complete. Completion of road surfacing and drainage, and maintenance facilities at the Benso site is expected before the end of 2008. Limited mining has begun to prepare an oxide ore stockpile at Benso. Equipment procurement is nearing completion. Benso ore is expected to be hauled in the third quarter of 2008 to Wassa for processing. The higher ore grade at Benso should contribute to improved performance at the Wassa operation.

The initial Benso ore will be softer and have a higher clay content than recent ores from the Wassa pits. While the soft Benso ore will be blended with the harder Wassa pit ore, the difference in Benso ore characteristics may result in a period of reduced Wassa plant throughput until the plant is optimized for the new ore blend.

Capital expenditure for the Benso development in the first six months of 2008 was $13.1 million. Capital expenditure spending totaled $5.8 million in 2007. Total estimated capital expenditures for 2008 is approximately $37.4 million which is comprised of the following:

Capital Item	(in millions)
Mining equipment	$12.8
Haul road construction	6.6
Wassa plant update	4.2
Infrastructure	7.3
Compensation for haul road	4.9
Ownership payment	1.4
Contingency	0.2

Total	$37.4

In 2009, prior to completion of mining at Benso, we expect to extend the haul road 30 km south to the Hwini-Butre ore deposit and its ore will also be hauled to Wassa for processing.

Prestea Underground

During 2008 we expect to obtain permits for several open pits, collectively known as the Prestea South project, on the southern portion of the Prestea property. Following receipt of final permits, we expect to begin developing Prestea South in late 2008 or early 2009 and plan to commence mining in the first half of 2009. The Prestea South oxide ore will be transported to Bogoso where it will be processed through the Bogoso oxide plant.

EXPLORATION PROJECTS

Suriname

Saramacca Project: Work continued throughout he second quarter of 2008 at the Newmont/Golden Star Saramacca joint venture. During the quarter drilling continued to test geochemical and geophysical anomalies identified by our earlier work. In general, results from the areas drilled during the quarter were inconclusive and suggest a group of smaller discontinuous vein structures rather than a large contiguous mineralized zone as originally targeted. However, several new drill targets have been defined by ongoing soil and auger geochemical sampling around the known gold areas and these are currently being prioritized for scout drilling later in the year.

Deeper core drilling was refocused at the end of April, 2008 on the Anomaly ‘M’ target initially where we completed 27 holes in 2005 for 1,300 meters. This geochem anomaly extends for over four kilometers in strike length and was the site of extensive Newmont sponsored ground geophysical work (IP – gradient and chargeability) in 2007 with the resulting development of a number of interesting anomalies selected for testing. Deeper drilling at Anomaly ‘M’ late in the second quarter produced mixed results. As a consequence drilling has been temporarily put on hold to allow adequate time for the compilation of results and return of assays, as well as the implementation of additional geologic and structural mapping to aid defining drill sites for the restart of the program in August.

Ghana

In Ghana second quarter exploration efforts continued to focus on drilling at Hwini Butre, Manso and Chichiwelli along previously outlined soil anomalies with a goal of establishing inferred mineral resources in these areas. This drilling program, using reverse circulation and core drilling, began at the end of the second quarter and will continue into the third quarter.

Following the completion of drilling programs at Chujah South, Bogoso, the Prestea Main Reef and Footwall Reef structures in the second quarter, activity was refocused on modeling and resource estimation at these deposits. In Prestea’s case, this modeling exercise will be incorporated into updated mineral resource estimates incorporated in to the Prestea underground pre-feasibility study while at Chujah South drill data will be used for re-optimization of the current pit outlines.

Regional exploration programs in Ghana focused on soil sampling along three properties located in the south of Ghana, namely the Abura, Hotopo and Takoradi North concessions. Regional exploration programs were still on-going at the end of the second quarter.

Sierra Leone

Drilling continued during the second quarter at the Sonfon concessions in Sierra Leone testing previously outlined soil anomalies. The drilling program is expected to be completed during the third quarter of 2008. A core drilling program was also undertaken at the end of the second quarter to test at depth the previously intersected anomalous gold structures.

Niger

Field work continued during the second quarter at the Tialkam and Deba concessions in Niger. A drilling program was carried out on Tialkam to test anomalies outlined during the soil geochemical program and the ground geophysical survey. Drill results were still pending at the end of the second quarter.

Exploration field work at Deba focused mainly on a soil geochemistry program as well as a mapping program. Assays were still pending at the end of the second quarter. A drilling program is budgeted for the fourth quarter following the end of the rainy season if soil geochemistry results justify the program.

Ivory Coast

Exploration programs continued at the Amelekia and Abengourou concessions in the Ivory Coast during the second quarter. Results from the soil geochemistry program conducted over previously outlined stream sediment anomalies were received during the second quarter and have outlined gold anomalous zones. An infill soil sampling program is planned to follow-up the anomalies beginning early in the third quarter.

French Guiana

Suspension of exploration activities continued during the second quarter at our Paul Isnard project in French Guiana following the government’s announcement earlier in the year that it has temporarily suspended granting of new mining licenses pending the outcome of an environmental review of all French Guiana gold exploration areas. We continue to expect that this review will be completed by the end of 2008 and we anticipate that Golden Star’s exploration activities will be allowed to continue at Paul Isnard once this study is completed.

Brazil

During the second quarter we acquired 100% of the Sao Bartholomeu gold project in southern portion of the Quadrilitero Ferrifero belt of mineralization in Minas Gerais. A chip-channel sampling and geochemical work program has been initiated on the concession. To date several soil geochem anomalies in excess of two kilometers in strike extent have been defined which justify further evaluation.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, our cash and cash equivalents totaled $37.1 million, down from $75.8 million at December 31, 2007. All of our cash equivalents were invested in a fund that holds only US treasury notes and bonds. Operations generated $4.7 million of cash in the first six months of 2008, compared to a use of $4.0 million in the same period of 2007. The improvement in cash from operations is primarily related to an increase in revenues on higher gold prices.

Net investing activities used $41.5 million of cash in the first six months of 2008. Expenditures on mining properties consumed $20.9 million in cash of which $13.1 million related to the Benso project. A total of $3.9 million of cash was used for deferred exploration projects and purchases of property, and equipment used $5.4 million. Lastly, $3.6 million was utilized to secure a letter of credit for construction of the Bogoso power plant.

Net financing activities used $1.8 million in the first six months of 2008. The issuance of stock in conjunction with the Ghana Stock Exchange listing netted $5.3 million, exercises of employee stock options totaled $0.9 million and proceeds from borrowings resulted in $1.1 million. These cash inflows were partially offset by $8.9 million of scheduled principal and loan payments on the equipment financing facility and short-term bank loans.

Liquidity Outlook

It is expected that Wassa will continue to generate cash from operations during the remainder of the year and that improvements in gold recovery and plant throughput at the Bogoso sulfide plant will result in improved cash flows. These operational cash flows, along with the $37.1 million of cash and cash equivalents at June 30, 2008 and the equipment financing debt facility currently in place, are expected to be sufficient to cover capital and operating needs during the balance of 2008 including costs of the HBB project.

LOOKING AHEAD

Our objectives for the remainder of 2008 include:

•	Continue optimizing the Bogoso sulfide plant to improve recoveries and availability;

•	Construction and development of the Benso portion of the HBB project, with first ore scheduled to be delivered to Wassa during the third quarter of 2008;

•	Permitting of Prestea South Project to provide oxide ore for the Bogoso oxide plant; and

•	Continued exploration drilling at Bogoso/Prestea, Wassa and the HBB Properties to further evaluate their resource potential.

Total 2008 gold production is estimated to be between 315,000 and 350,000 ounces at an average cash operating cost between $600 and $650 per ounce.

As more fully disclosed in the Risk Factors in Item 1A in our December 31, 2007 Form 10-K, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the above estimates could change materially.

Environmental and Governmental Regulation

All phases of our operations are subject to environmental regulations in the various jurisdictions where we operate. These regulations may define, among other things, air and water quality standards, waste management requirements, and land rehabilitation obligations. In general, environmental legislation is evolving to require stricter operating standards, more detailed social and environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that future changes in environmental regulations, if any, will not adversely affect our operations.

We use hazardous chemicals in our gold recovery activities that results in the generation of environmental contaminants that may adversely affect air and water quality. To mitigate the impacts associated with our activities, we have established objectives in meeting, or surpassing, regulatory requirements in all of our exploration, development, mining, and closure activities so that the local environment and communities are protected and that the post-closure land use contributes to the sustainability of the local economy. In order to meet our objectives, we have:

•

Educated our leaders and managers so that they are committed to creating a culture that makes social and environmental matters an integral part of the short- and long-term operations and performance management systems;

•	Worked with our employees so that they understand and accept environmental and social policies and procedures as a fundamental part of the business;

•	Signed the International Cyanide Management Code (“the Code”);

•	Implemented the Code aiming to ensure that established policies and procedures adhere to the Code’s best practices;

•

Established or are in the process of establishing operating standards and procedures that aim to meet or exceed requirements in relevant laws and regulations, the commitments made in our environmental impact statements, environmental management plans, rehabilitation and closure plans; and any international protocols to which we are a signatory;

•	Incorporated environmental performance requirements into all relvant contracts;

•	Provided training to employees and contractors in environmental matters;

•	Regularly prepared, reviewed and updated site-specific environmental management and closure plans;

•	Worked to progressively rehabilitate disturbed areas in conformance with the site-specific environmental management and closure plans;

•	Consulted local communities and regulators to provide us with input to our environmental management policies and procedures;

•	Regularly reviewed our environmental performance; and

•	Publicly reported our social, health, safety, and environmental performance.

Governmental approvals and permits are currently, required and will likely continue to be required in the future in connection with the our operations. To the extent such approvals are required and not obtained, we could be curtailed or prohibited from continuing our mining operations or from proceeding with planned exploration or development of mineral properties.

Our mining, processing, development and mineral exploration activities of the Company are subject to various laws governing prospecting, development, production, taxes, labor standards and occupational health, mine safety, land claims of local people and other matters. New rules and regulations may be enacted or that existing rules and regulations may be applied in a manner which could have an adverse effect on the Company’s financial position and results of operations.

RELATED PARTY TRANSACTIONS

We obtained legal services from a legal firm to which our Chairman of the Board is of counsel. Total value of all services purchased from this law firm was $0.1 million during the first six months of 2008. Our Chairman did not personally perform any legal services for us during this time nor did he benefit directly or indirectly from payments for the services performed by the firm.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

OUTSTANDING SHARE DATA

As of August 4, 2008, we had outstanding 235,945,311 common shares, options to acquire 7,024,837 common shares, warrants to acquire 3,224,520 common shares and convertible debentures which are currently convertible into 25,000,000 common shares.

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

As of June 30, 2008 we had $4.4 million of a variable rate bank debt. This debt has an interest rate of US prime ( 5.0%) plus 1%. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

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

In the past from time to time we have entered into forward purchase contracts for South African Rand and Euros to hedge expected purchases of capital assets in South Africa and Europe. We maintain certain operating cash accounts in non–US dollar currencies. As of June 30, 2008 we had no currency related derivatives.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for the next 12 months would result in a $3.0 to $4.0 million change in expected pre–tax earnings and cash flows.

During the first quarter of 2007, to reduce the risk of unfavorable gold price fluctuations on our operating cash flows during the construction period of the Bogoso sulfide expansion project, we purchased puts to lock in minimum gold prices for portions of our expected gold sales in 2007. All of these instruments expired by the end of the first quarter in 2007.

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

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are engaged in routine litigation incidental to our business none of which is deemed to be material. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority.

ITEM 1A.	RISK FACTORS

The risk factors for the quarter ended June 30, 2008 are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual General and Special Meeting of Common Shareholders was held on May 7, 2008 where two matters were voted upon with the following results:

1.	The following directors were elected to serve until the date of the 2009 annual meeting:

Director	Number of Common shares Voted
	Affirmative	Withheld
James E. Askew	122,756,101	2,768,417
Thomas Mair	116,765,459	8,759,059
David K. Fagin	99,512,972	26,011,546
Lars-Eric Johansson	116,751,882	8,772,636
Ian MacGregor	113,347,721	12,176,797
Michael P. Martineau	116,757,045	8,767,473
Michael A. Terrell	116,601,209	8,923,309

2.	The resolution to appoint PricewaterhouseCoopers LLP as the auditors of the Company and to authorize the Board of Directors to fix the auditors’ remuneration was approved as follows:

For: 117,252,115                         Withhold: 8,272,403

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ Thomas G. Mair
Thomas G. Mair President and Chief Executive Officer Date: August 4, 2008

By:	/s/ Roger Palmer
Roger Palmer Vice President Finance and Interim Chief Financial Officer Date: August 4, 2008

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