Form 10-Q
period 2008-09-30
GOLDEN STAR RESOURCES LTD
filed 2008-11-04
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of Common Shares outstanding as at November 3, 2008: 235,945,311

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

These statements include comments regarding: anticipated production and cash operating cost estimates for the fourth quarter of 2008 and for 2009; our expectations regarding future results at the Bogoso sulfide processing plant, Bogoso oxide plant and Wassa; fluctuations in power costs and the impact on cash costs; the receipt of environmental permits at Prestea South; anticipated commencement dates of mining and production, including at Prestea South; estimated development costs for the Benso portion of the HBB Properties in 2008; timing and outcome of the government review of French Guiana gold exploration areas and the expected impact on our activities at Paul Isnard; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and recovery rates; ore type, delivery and ore processing; potential mine life; permitting; establishment and estimates of mineral reserves and resources; geological, environmental, community and engineering studies; exploration efforts and activities; identification of acquisition and growth opportunities; completion of construction of the Bogoso power plant and access to the power plant; and our ability to meet 2008 and 2009 cash requirements.

The following, in addition to the factors described under “Risk Factors” in Item 1 of our December 31, 2007 Form 10-K, are among the factors that could cause actual results to differ materially from the forward-looking statements:

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

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars except share data)

(Unaudited)

	As of September 30, 2008	As of December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,287	$75,754
Accounts receivable	8,938	8,369
Inventories (Note 3)	64,290	55,966
Deposits (Note 4)	10,405	4,513
Prepaids and other	1,413	1,224

Total Current Assets	110,333	145,826
RESTRICTED CASH (Note 23)	4,655	1,510
AVAILABLE-FOR-SALE INVESTMENTS (Note 5)	743	5,121
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 6)	36,445	29,203
PROPERTY, PLANT AND EQUIPMENT (Note 7)	269,846	284,077
MINING PROPERTIES (Note 8)	349,661	326,811

Total Assets	$771,683	$792,548

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$27,394	$26,457
Accrued liabilities	37,108	28,394
Fair value of derivatives (Note 13)	1,261	248
Asset retirement obligations (Note 12)	2,178	2,013
Current debt (Note 10)	10,530	17,125

Total Current Liabilities	78,471	74,237
LONG TERM DEBT (Note 10)	113,208	107,929
ASSET RETIREMENT OBLIGATIONS (Note 12)	17,309	16,906
FUTURE TAX LIABILITY	42,154	42,154

Total Liabilities	251,142	241,226
MINORITY INTEREST	3,846	6,150
COMMITMENTS AND CONTINGENCIES (Note 23)	—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 15)
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 235,945,311 at September 30, 2008 and 233,703,681 at December 31, 2007 (Note 15)	615,358	609,103
CONTRIBUTED SURPLUS	14,805	13,230
EQUITY COMPONENT OF CONVERTIBLE NOTES	34,542	34,620
ACCUMULATED OTHER COMPREHENSIVE INCOME (Note 17)	242	3,192
DEFICIT	(148,252)	(114,973)

Total Shareholders’ Equity	516,695	545,172

Total Liabilities and Shareholders’ Equity	$771,683	$792,548

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in thousands of US dollars except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Gold revenue	$64,099	$47,752	$187,713	$105,731
Cost of sales (Note 9)	(81,211)	(60,278)	(202,038)	(124,240)

Mine operating loss	(17,112)	(12,526)	(14,325)	(18,509)
OTHER EXPENSES, (GAINS) AND LOSSES
Exploration expense	552	547	1,499	1,617
General and administrative expense	3,740	2,623	11,949	9,995
Derivative mark-to-market – (gain) loss (Note 11)	1,395	(23)	1,638	443
Foreign exchange loss (gain)	(1,111)	144	(1,132)	363
Interest expense	3,616	2,018	11,028	2,870
Interest and other income	(142)	(295)	(777)	(1,560)
Abandonment and impairment of mineral properties	1,539	1,869	1,539	1,957
Loss on sale of assets	588	—	588	—
(Gain) loss on sale of investments	(3,570)	242	(5,075)	(3,301)

Loss before minority interest	(23,719)	(19,651)	(35,582)	(30,893)
Minority interest	1,289	904	2,303	1,126

Net loss before income tax	(22,430)	(18,747)	(33,279)	(29,767)
Income tax benefit	—	6,038	—	11,204

Net loss for the period	$(22,430)	$(12,709)	$(33,279)	$(18,563)

Other comprehensive income (Note 17)	(5,555)	(2,405)	(2,950)	(2,956)

Comprehensive loss	$(27,985)	$(15,114)	$(36,229)	$(21,519)

Deficit, beginning of period	(125,822)	(81,270)	(114,973)	(75,416)

Deficit, end of period	(148,252)	(93,979)	(148,252)	(93,979)

Net loss per common share – basic and diluted (Note 19)	$(0.095)	$(0.054)	$(0.141)	$(0.082)
Weighted average shares outstanding (millions)	235.9	233.2	235.6	227.6

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
OPERATING ACTIVITIES:
Net loss for the period	$(22,430)	$(12,709)	$(33,279)	$(18,563)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, depletion and amortization	14,891	10,467	38,015	23,513
Amortization of loan acquisition cost	291	92	566	254
Abandonment and impairment of mineral properties	1,539	1,869	1,539	1,957
(Gain) loss on sale of equity investments	(3,570)	242	(5,075)	(3,301)
Loss on sale of assets	588	—	588	—
Stock compensation	436	270	1,575	2,492
Income tax benefit	—	(6,038)	—	(11,204)
Reclamation expenditures	(437)	(244)	(759)	(557)
Fair value of derivatives	1,067	(23)	1,102	(350)
Accretion of convertible debt	1,562	180	4,609	537
Accretion of asset retirement obligations	222	258	585	829
Minority interests	(1,288)	(904)	(2,303)	(1,126)
Other	—	—	—	(36)

	(7,129)	(6,540)	7,163	(5,519)
Changes in assets and liabilities:
Accounts receivable	(757)	2,777	(569)	3,119
Inventories	2,281	1,806	(10,063)	(8,182)
Prepaids and other	(327)	—	(1,331)	—
Deposits	(2,576)	(645)	(2,261)	(963)
Accounts payable and accrued liabilities	6,444	4,304	9,650	11,820
Other	—	177	—	631

Net cash provided by/(used in) operating activities	(2,064)	1,879	2,589	906
INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(3,467)	(1,735)	(7,389)	(3,753)
Expenditures on mining properties	(18,056)	(13,164)	(39,002)	(21,479)
Expenditures on property, plant and equipment	(3,442)	(9,524)	(8,859)	(18,925)
Expenditures on mine construction in progress	—	(5,983)	—	(55,229)
Proceeds from sale of short term investments	—	22,383	—	62
Proceeds from sale of assets	1,341	—	1,341	—
Net cash used to secure letter of credit	497	—	(3,145)	—
Proceeds from sale of equity investment	5,730	(242)	6,532	3,301
Change in payable on capital expenditures	6,126	6,512	(2,220)	3,492
Purchase of long term investments	—	—	—	(169)
Deposits on mine equipment and material	—	4,938	—	(183)
Other	—	773	—	—

Net cash provided by/(used in) investing activities	(11,271)	3,958	(52,742)	(92,883)
FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs (Note 15)	—	—	6,255	83,833
Principal payments on debt	(4,436)	(3,836)	(13,321)	(9,821)
Proceeds from long-term borrowings	6,104	2,634	7,218	11,621
Payment of loan fees	(193)	—	(466)	—

Net cash provided by/(used in) financing activities	1,475	(1,202)	(314)	85,633
(Decrease)/increase in cash and cash equivalents	(11,860)	4,635	(50,467)	(6,344)
Cash and cash equivalents, beginning of period	$37,147	$16,129	$75,754	$27,108

Cash and cash equivalents end of period	$25,287	$20,764	$25,287	$20,764

(See Note 20 for supplemental cash flow information)

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in tables are in thousands of US Dollars unless noted otherwise)

(unaudited)

The consolidated financial statements and the accompanying notes for the periods ended September 30, 2008 and 2007 are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007 on file with Securities and Exchange Commission and with the Canadian securities commissions. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 24 to the consolidated financial statements.

In management’s opinion, the unaudited consolidated financial statements for the nine months ended September 30, 2008 contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements except for the change in accounting policies subsequent to December 31, 2007 as discussed in Note 2 below.

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

GSWL owns a 90% interest in the HBB Properties in southwest Ghana and the Government of Ghana holds a 10% carried interest. The Benso mine development was substantially completed in the third quarter of 2008 and production mining is now underway with its ore being transported to Wassa for processing. The Hwini-Butre and Benso concessions are located approximately 80 and 50 kilometers by road south of Wassa, respectively.

We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Cote d’Ivoire. We also hold and manage exploration properties in Suriname and French Guiana in South America.

Our administrative offices are located in Littleton, Colorado, USA and we also maintain a regional corporate office in Accra, Ghana.

Basis of Presentation

During 2008 world financial markets have suffered a series of significant difficulties including financial institution failures, a decrease in liquidity, a decrease in world-wide economic activity and unprecedented volatility in the cost of operating consumables and commodity prices including gold. In response management has undertaken steps to minimize the impact of these changing conditions on our operations. Based on these actions as well as the start-up of the new Benso mine and continuing improvements in gold output at the Bogoso sulfide plant, we expect that operational cash flows along with the $25.3 million of cash and cash equivalents on hand at September 30, 2008 and the equipment financing facility currently in place, are expected to be sufficient to cover capital and operating needs during the next 12 months. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Measurement Uncertainty

The carrying values of our Wassa and Bogoso/Prestea operating units was $258 million and $366 million respectively at September 30, 2008. Management’s review of these carrying values indicated that at September 30, 2008, the properties were not impaired. Management’s conclusion is dependent on assumptions about several operating parameters including future operating costs, gold production levels, future gold prices, reserves and capital equipment needs. In recent months there has been unprecedented volatility in several of the parameters involved in such an analysis including costs of fuel, power, and other operating supplies, gold prices and the costs of capital equipment which has resulted in increased amount of measurement uncertainty. Future changes in these parameters could give rise to material changes in asset carrying values. Management intends to monitor the critical factors impacting its impairment analysis and will re-evaluate the carrying value of its long-lived assets as necessary going forward.

2. Summary of Significant Accounting Policies

International Financial Reporting Standards (“IFRS”)

In 2006, the Canadian Accounting Standards Board (“AcSB”) published a new strategic plan that will significantly affect financial reporting requirements for Canadian companies. The AcSB strategic plan outlines the convergence of Canadian GAAP with IFRS over an expected five year transitional period. In February 2008, the AcSB announced that 2011 is the changeover date for publicly-listed companies to use IFRS, replacing Canadian GAAP. This date is for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. The transition date of January 1, 2011 will require the restatement for comparative purposes of amounts reported by the Company for the year ended December 31, 2010. In July 2008, AcSB announced that early adoption will be allowed in 2009 subject to seeking exemptive relief. We are currently assessing the financial reporting impact of the transition to IFRS and the changeover date.

Changes in Accounting Policies

Effective January 1, 2008, we adopted the following accounting standards updates issued by the Canadian Institute of Chartered Accountants (“CICA”). These new standards have been adopted on a prospective basis with no restatement to prior period financial statements.

(a) Capital Disclosures (Section 1535)

This standard requires disclosure of an entity’s objectives, policies and processes for managing capital, quantitative data about what the entity regards as capital and whether the entity has complied with any capital requirements and, if it has not complied, the consequences of such noncompliance.

(b) Inventories (Section 3031)

This standard replaces the existing Section 3030 with the same title and harmonizes accounting for inventories under Canadian GAAP with IFRS. This standard requires that inventories be measured at the lower of cost and net realizable value, and includes guidance on the determination of cost, including allocation of overheads and other costs. The standard also requires that similar inventories within a consolidated group be measured using the same method of either first-in, first-out (FIFO) or weighted average cost formula to measure the cost of other inventories. It also requires the reversal of previous write-downs to net realizable value when there is a subsequent increase in the value of inventories. The adoption of this statement resulted in the reclassification of $2.0 million and $0.8 million from inventory to property, plant and equipment at September 30, 2008, and December 31, 2007, respectively.

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

Recent Accounting Pronouncements Not Yet Adopted

Goodwill and Intangible Assets (Section 3064)

In February 2008, the CICA issued Section 3064, “Goodwill and Intangible Assets,” which replaces Section 3062, “Goodwill and Intangible Assets,” and CICA Section 3450, “Research and Development Costs,” and amendments to Accounting Guideline (AcG) 11, “Enterprises in the Development Stage,” and EIC-27, “Revenues and Expenditures During the Pre-operating Period” and CICA Section 1000, “Financial Statement Concepts.” The standard intends to reduce the differences with International Financial Reporting Standards (“IFRS”) in the accounting for intangible assets and results in closer alignment with U.S. GAAP. Under current Canadian standards, more items are recognized as assets than under IFRS or U.S. GAAP. The objectives of CICA Section 3064 are to reinforce the principle-based approach to the recognition of assets only in accordance with the definition of an asset and the criteria for asset recognition; and clarify the application of the concept of matching revenues and expenses such that the current practice of recognizing assets that do not meet the definition and recognition criteria are eliminated. The standard will also provide guidance for the recognition of internally-developed intangible assets (including research and development activities), ensuring consistent treatment of all intangible assets, whether separately acquired or internally developed. This standard will be effective for fiscal years beginning on or after October 1, 2008. We are currently evaluating the impact of adopting this standard in 2009.

3. Inventories

	As of
	September 30, 2008	December 31, 2007
Stockpiled ore	$24,834	$21,518
In–process	9,561	8,878
Materials and supplies	29,895	25,570

Total	$64,290	$55,966

There were approximately 88,802 and 80,000 recoverable ounces of gold in metal inventories at September, 2008 and December 31, 2007, respectively. Stockpile inventories are short-term surge piles expected to be processed in the next 12 months or less. For the three and nine months ended September 30, 2008 the company recorded a $2.5 million and a $6.8 million write-down to net realizable value, respectively. No adjustment to net realizable value was incurred during the three and nine month periods ended September 30, 2007.

4. Deposits

Represents short term cash advances and payments for material purchases by our mines that are not yet delivered on-site.

5. Available-for-Sale Investments

	Nine Months Ended September 30, 2008
	Mineral IRL		EURO Resources		Riverstone		Total
	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Investments
Balance at December 31, 2007	$3,084	5,012,800	$2,037	1,483,967	$—	—	$5,121
Acquisitions	—	—	—	—	118	300,000	118
Dispositions	(1,457)	(5,012,800)	(89)	(60,000)	—	—	(1,546)
Realized gain on sale	(3,570)	—	(1,505)	(1,000,000)	—	—	(5,075)
OCI [1] - unrealized gain / (loss)	1,943	—	249	—	(67)	—	2,125

Balance at September 30, 2008	$—	—	$692	423,967	$51	300,000	$743

[1]	Denotes other comprehensive income

6. Deferred Exploration and Development Costs

Consolidated property expenditures on our exploration projects for the quarter ended September 30, 2008 were as follows:

	Deferred Exploration & Development December 31, 2007	Capitalized Exploration Expenditures	Other	Impairment	Deferred Exploration & Development September 30, 2008
AFRICAN PROJECTS
Ghana projects	$1,519	$3,783	$1,779	$—	$7,081
Mano River—Sierra Leone	1,486	1,048	—	—	2,534
Afema—Ivory Coast	1,539	—		(1,539)	—
Goulagou—Burkina Faso	19,273	—	(387)	—	18,886
Other Africa	1,518	1,284	—	—	2,802
SOUTH AMERICAN PROJECTS
Saramacca—Suriname	781	—	—	—	781
Paul Isnard	3,087	1,274	—	—	4,361

Total	$29,203	$7,389	$1,392	$(1,539)	$36,445

7. Property, Plant and Equipment

	September 30, 2008			December 31, 2007
	Property, Plant & Equipment at Cost	Accumulated Depreciation	Property, Plant & Equipment at Net Book Value	Property, Plant & Equipment at Cost	Accumulated Depreciation	Property, Plant & Equipment at Net Book Value
Bogoso/Prestea	$63,397	$(27,717)	$35,680	$63,616	$(20,850)	$42,766
Bogoso sulfide plant	197,598	(12,139)	185,459	197,598	(2,602)	194,996
Prestea underground	5,345	—	5,345	4,951	—	4,951
Wassa	62,543	(19,674)	42,869	55,802	(14,963)	40,839
Corporate & other	1,008	(515)	493	891	(366)	525

Total	$329,891	$(60,045)	$269,846	$322,858	$(38,781)	$284,077

8. Mining Properties

	September 30, 2008			December 31, 2007
	Mining Properties at Cost	Accumulated Amortization	Mining Properties at Net Book Value	Mining Properties at Cost	Accumulated Amortization	Mining Properties at Net Book Value
Bogoso/Prestea	$53,277	$(33,947)	$19,330	$52,708	$(33,584)	$19,124
Prestea Underground	37,968	—	37,968	33,166	—	33,166
Wassa	79,080	(35,774)	43,306	70,657	(26,227)	44,430
Bogoso Sulfide	52,854	(3,973)	48,881	52,774	(1,562)	51,212
Mampon	15,666	—	15,666	15,957	—	15,957
Hwini-Butre and Benso	171,447	(1,036)	170,411	147,215	—	147,215
Bondaye	8,056	(1,448)	6,608	8,026	—	8,026
Pampe	9,579	(2,088)	7,491	9,459	(1,778)	7,681

	$427,927	$(78,266)	$349,661	$389,962	$(63,151)	$326,811

9. Cost of Sales

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Mining operations costs	$61,535	$48,899	$169,184	$104,021
Change in inventories (costs from / (to) metals inventory)	5,343	678	(5,633)	(4,050)
Mining related depreciation and amortization	14,111	10,443	37,902	23,440
Accretion of asset retirement obligations	222	258	585	829

Total Cost of Sales	$81,211	$60,278	$202,038	$124,240

10. Debt

	As of
	September 30, 2008	December 31, 2007
Current debt:
Debt facility	$2,500	$7,642
Equipment financing loans	8,030	9,483

Total current debt	$10,530	$17,125

Long term debt:
Debt facility	$—	$626
Equipment financing loans	21,416	20,232
Convertible debentures	91,792	87,071

Total long term debt	$113,208	$107,929

Debt Facility

On October 11, 2006, GSBPL entered into an agreement for a $15.0 million debt facility with two Ghana-based banks. The $15.0 million is repayable over a term of 2 years ending January 2009, at US prime (5% at September 30, 2008) plus 1%. Loan fees totaled 1% of the facility amount. The debt is secured by the non-mobile assets of the Bogoso sulfide processing plant. Proceeds from the debt facility were used for the construction of the Bogoso sulfide expansion project. A total of $0.9 million of interest on the debt facility was capitalized to the Bogoso sulfide expansion project during 2006 and 2007. The debt is carried at amortized cost using the effective interest rate method.

Equipment Financing Loans

We maintain an equipment financing facility between Caterpillar Financial Services Corporation, GSBPL and GSWL, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment and is secured by the mobile equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or LIBOR plus 2.38%. During 2007, we increased the limit on the equipment financing facility from $25.0 million to $40.0 million. At September 30, 2008, $10.6 million was available for future financing under this facility. The average interest rate on the outstanding loans was approximately 7.7% at September 30, 2008.

Convertible Debentures

On November 8, 2007, we completed the sale of $125 million aggregate principal amount of 4.0% Convertible Senior Unsecured Debentures due November 30, 2012 (the “Debentures”). Interest on the Debentures is payable semi-annually in arrears on May 31 and November 30 of each year, beginning May 31, 2008. Each Debenture is, subject to certain limitations, convertible into common shares at a conversion rate of 200 shares per $1,000 principal amount of Debentures (equal to an initial conversion price of $5.00 per share) subject to adjustment under certain circumstances. The Debentures are not redeemable at our option.

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

11. Derivatives

	Three months ended September, 30		Nine months ended September 30
	2008	2007	2008	2007
Riverstone Resources, Inc. – Warrants	$167	$—	$112	$—
Forward Currency Agreements – South African Rand	116	—	241	—
Euro Resources S.A. Shares	23	(23)	196	443
Gold forward price contracts	1,089	—	1,089	—

Derivative (gain) loss	$1,395	$(23)	$1,638	$443

	Three months ended September, 30		Nine months ended September 30
	2008	2007	2008	2007
Realized (gain) loss on matured contracts	$139	$(84)	$437	$—
Unrealized (gain) loss on fair value change of outstanding contracts	1,256	61	1,201	443

Non-hedge derivative loss (gain)	$1,395	$(23)	$1,638	$443

Riverstone Resources Inc. – Warrants

In the first quarter of 2008, we received 2 million warrants from Riverstone Resources Inc. (“Riverstone”). These warrants are exercisable at prices between Cdn $0.30 and Cdn $0.45, depending on the timing of exercise.

Forward Currency Agreements – South African Rand

In the fourth quarter of 2007, we entered into a series of forward currency agreements totaling $5.1 million for the purchase of South African Rand (“Rand”). These contracts were taken out to secure known US dollar costs of a purchase contract stated in Rand. These forward contracts matured ratably between October 28, 2007 and April 25, 2008 at rates between 6.994 and 7.184 Rand to the US Dollar. At September 30, 2008 there were no remaining amounts under the agreements.

EURO Ressources S.A. Shares

In 2007, we renegotiated sections of certain agreements with EURO Ressources S.A. (“EURO”); including the timing and amounts of possible future royalty payments and the amount and timing of certain commitments under exploration property earn-ins. In addition, and as part of these renegotiations, we have agreed to make some of our remaining EURO shares available to EURO to deliver against certain options EURO has granted or plans to grant to its directors. This, plus existing options granted to GSR directors, brings the number of our shares in EURO that are subject to option agreements to 420,000.

As a result, we recorded a derivative liability to recognize the cost of the EURO shares that we may make available in the future to members of EURO’s management who hold the options. At September 30, 2008 the derivative liability is $0.2 million.

Gold Forward Price Contracts

In the third quarter of 2008, we entered into a series of gold forward price contracts in response to a significant increase in recent gold price volatility. The contracts covered 50,000 ounces at an average price of $861 per ounce. As of September 30, 2008, 46,666 ounces of the 50,000 total were still outstanding, all of which will expire ratably on a weekly basis during the fourth quarter of 2008. At September 30, 2008 the derivative liability related to these contracts was $1.1 million.

12. Asset Retirement Obligations

At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings ponds, waste dumps and ongoing post-closure environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At September 30, 2008, the total, undiscounted amount of the estimated future cash needs is estimated to be $37.9 million.

The changes in the carrying amount of the ARO during the first nine months of 2008 are follows:

Balance at December 31, 2007	$18,919
Accretion expense	585
Liabilities incurred	742
Cost of reclamation work performed	(759)

Balance at September 30, 2008	$19,487
Current portion	2,178
Long term portion	$17,309

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

Financial Assets

The carrying amounts and fair values of financial assets are as follows:

		September 30, 2008		December 31, 2007
Assets	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents [1]	Held-for-trading	$25,287	$25,287	$75,754	$75,754
Restricted cash [1]	Held-for-trading	4,655	4,655	1,510	1,510
Accounts receivable [1]	Loans and receivables	8,938	8,938	8,369	8,369
Derivative instruments– Riverstone Warrants [4]	Held-for-trading	51	51	124	124
Long-term investments [1]	Available-for-sale	743	743	5,121	5,121

Total financial assets		$39,647	$39,647	$90,878	$90,878

Financial Liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		September 30, 2008		December 31, 2007
Liabilities	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities [1]	Other financial liabilities	$64,502	$64,502	$54,851	$54,851
Derivative instruments – EURO shares [4]	Held-for-trading	169	169	248	248
Derivative instruments – Gold Forward Contracts [4]	Held-for-trading	1,092	1,092	—	—
Convertible senior unsecured debentures [2,3]	Other financial liabilities	106,341	91,792	93,579	87,071
Debt facility [1]	Other financial liabilities	2,500	2,500	8,268	8,268
Equipment financing loans [2]	Other financial liabilities	26,300	29,446	29,715	29,715

Total financial liabilities		$204,050	$189,501	$186,712	$180,204

[1]	Carrying amount is a reasonable approximation of fair value.

[2]

The fair values of the convertible senior unsecured debentures and the equipment financing loans are determined by discounting the stream of future payments of interest and principal at the estimated prevailing market rates of comparable debt instruments.

[3]

The carrying value of the convertible senior unsecured debentures is being accreted to maturity value through charges to income over their term based on the effective yield method. Financing costs allocated to the issuance of debt are deferred, amortized over the term of the related debt using the effective yield method and presented as a reduction of the related debt.

[4]	The fair value represents quoted market prices in an active market.

Financial Instrument Risk Exposure and Risk Management

The Company is exposed in varying degrees to a variety of financial instrument related risks. Management approves and monitors the risk management processes. The types of risk exposure and the way in which such exposure is managed is provided as follows:

Credit Risk

The Company’s credit risk is primarily attributable to its liquid financial assets. The Company limits exposure to credit risk on liquid financial assets through maintaining its cash and equivalents, restricted cash and deposits with high-credit quality financial institutions. During the third quarter of 2008 all of our cash was invested in US treasuries. The Company does not have financial assets that are invested in asset backed commercial paper.

Liquidity Risk

The Company ensures that there is sufficient capital in order to meet short term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash and cash equivalents. This is accomplished by budgets and forecasts which are updated on a periodic basis to understand future cash needs and sources. Spending plans are adjusted accordingly to provide for liquidity. The Company believes that these sources will be sufficient to cover the likely short and long term cash requirements. The Company’s cash and equivalents are invested in U.S. treasury notes and bonds.

Market Risk

The significant market risk exposures to which the Company is exposed are foreign exchange risk, interest rate risk and commodity price risk. These are discussed further below.

Foreign Currency Exchange Rate Risk – While our major operating units transact most of their business in US dollars, many purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African Rand and Ghanaian Cedis. As a result, currency exchange fluctuations may affect the costs incurred at our operations. Gold is sold throughout the world based principally on the US dollar price, but portions of our operating expenses and some of our capital purchases are incurred in currencies other than the US dollar. The appreciation of non–US dollar currencies against the US dollar increases production costs and the cost of capital assets in US dollar terms at mines located outside the US, which can adversely impact our net income and cash flows. Conversely, a depreciation of non–US dollar currencies usually decreases production costs and capital asset purchases in US dollar terms. We estimate that a 5% change in the cost of our total annual foreign currency purchases would impact our consolidated net income by $4 to $5 million per year.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non–US dollar currencies results in a foreign currency gain on such investments and a decrease in non–US dollar currencies results in a loss.

In the past from time to time we have entered into forward purchase contracts for South African Rand and Euros to hedge expected purchases of capital assets in South Africa and Europe. We maintain certain operating cash accounts in non–US dollar currencies. As of September 30, 2008 we had no currency related derivatives.

Interest rate risk – We invest excess cash in high quality, short term instruments. The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that, given the cash balances expected during the next 12 months a 1% change in interest rates would not have a material impact on our annual interest income.

With respect to financial liabilities, the senior convertible unsecured debentures and the outstanding loans under the equipment financing facility are not subject to interest rate risk since they bear interest at a fixed rate and not subject to fluctuations in interest rate. As of September 30, 2008 we had $2.5 million of a variable rate bank debt. This debt has an interest rate of US prime (5.0%) plus 1%. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk

Commodity price risk – Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for the next 12 months would result in a $3.0 to $4.0 million change in expected pre–tax earnings and cash flows. The value of the Company’s mineral resource properties is also related to the price of gold and the outlook for these minerals. Gold prices historically have fluctuated widely and are affected by numerous factors outside of the Company’s control, including, but not limited to, industrial and retail demand, central bank lending, forward sales by producers and speculators, levels of worldwide production, short-term changes in supply and demand because of speculative hedging activities, and other factors. The profitability of our operations is highly dependent on the market price of gold. If gold prices decline for a prolonged period below the cost of production of our mines, it may not be economically feasible to continue production. See note 11 above for a description of new gold hedges entered in to during the third quarter of 2008.

Equity Price Risk

We have in the past and may in the future seek to acquire additional funding by sale of common shares. Movements in the price of our common shares have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

14. Warrants

As of September 30, 2008, we have 3,224,520 warrants outstanding which were issued as part of the St. Jude 2005 acquisition. These warrants have an exercise price of Cdn$4.17 and expire on November 20, 2008.

15. Share Capital

Changes in share capital during the nine months ended September 30, 2008 are as follows:

	Shares	Amount
Balance as of December 31, 2007	233,703,681	$609,103
Common shares issued:
Equity offering (net)	1,881,630	5,353
Option exercises	360,000	902

Balance as of September 30, 2008	235,945,311	$615,358

Changes in share capital during the nine months ended September 30, 2007 are as follows:

	Shares	Amount
Balance as of December 31, 2006	207,891,358	$524,619
Common shares issued:
Equity offering (net)	24,150,000	82,329
Option exercises	1,067,500	1,334
Warrant exercises	62,783	254
Bonus share grants	50,683	175

Balance as of September 30, 2007	233,222,324	$608,711

16. Stock Based Compensation

Stock Options—We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “Plan”), under which options are granted from time to time on the recommendations of the Compensation Committee. Options granted are non-assignable and are exercisable for a period of 10 years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock of which 2,945,826 are available for grant at September 30, 2008. Options take the form of non-qualified stock options, and the exercise price of each option may not be less than the fair market value of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Compensation Committee.

In addition to options issued under the Plan, 2,533,176 options were issued to various employees of St. Jude in exchange for St. Jude options in late 2005 of which 216,000 remain unexercised as of September 30, 2008. All of these remaining options are vested. All figures shown below include the options issued to St. Jude employees.

Non-cash employee compensation expense recognized in the statements of operations are as follows:

	Three months ended September 30,
	2008	2007
Total stock compensation cost during the three month period ended September 30	$436	$270

	Nine months ended September 30,
	2008	2007
Total stock compensation cost during the nine month period ended September 30	$1,575	$2,317

We granted 1,589,000 and 1,141,023 options during the nine months ended September 30, 2008 and 2007, respectively. We do not receive a tax deduction for the issuance of options. As a result, we did not recognize any income tax benefit related to the stock compensation expense during the nine month periods ended September 30, 2008 and 2007.

The fair value of options granted during the nine months period ended September 30, 2008 and 2007 was estimated at the grant dates using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Nine months ended September 30,
	2008	2007
Expected volatility	47.52% to 61.97%	48.68% to 67.13%
Risk–free interest rate	2.89% to 3.32%	3.92% to 4.58%
Expected lives	4 to 7 years	4 to 7 years
Dividend yield	0%	0%

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

A summary of option activity under the Plan as of September 30, 2008 and changes during the nine month period ended that date, is presented below:

	Options(000’)	Weighted–Average Exercise price (Cdn$)	Weighted–Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2007	6,624	$3.46	6.30
Granted	1,589	2.36	9.6
Exercised	(360)	2.50	—
Forfeited	(505)	5.03	—

Outstanding as of September 30, 2008	7,348	3.35	6.6
Exercisable at September 30, 2008	5,088	3.35	4.5

Stock Bonus Plan—In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services that contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock of which 545,845 common shares had been issued as of September 30, 2008.

During the nine month period ended September 30, 2008, no shares were issued under the Plan. For the nine month period ended September 30, 2007, 50,683 shares were issued to employees at a cost of $0.2 million.

17. Accumulated Other Comprehensive Income

	Nine months ended September 30,
	2008	2007
Other comprehensive income—Balance, December 31:	$3,192	$—
Transition adjustment on change in accounting policy-January 1, 2007	—	8,479
Unrealized (gain) loss on available-for-sale investments	2,125	(2,956)
Recognition of realized gain on sale of available-for-sale investments	(5,075)	(3,331)

Other comprehensive income—Balance September 30:	$242	$2,192

18. Capital

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to pursue the development of its mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable level of risk.

In the management of capital, the Company includes the components of shareholders’ equity and loans payable, as well as cash and cash equivalents. The Company manages the capital structure and makes adjustments in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust the capital structure, the Company may issue new shares, issue new debt, acquire or dispose of assets or adjust the amount of investments.

In order to facilitate the management of its capital requirements, the Company prepares annual expenditure budgets that are updated as necessary depending on various factors, including successful capital deployment and general industry conditions. The annual and updated budgets are approved by the Board of Directors.

In order to maximize ongoing development efforts, the Company does not pay dividends. The Company’s investment policy is to invest its cash in highly liquid short-term interest-bearing investments with maturities of three months or less when acquired, selected with regards to the expected timing of expenditures from continuing operations.

19. Earnings per Common share

The following table provides a reconciliation between basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(22,430)	$(12,709)	$(33,279)	$(18,563)
Weighted average number of common shares (millions)	235.9	233.2	235.6	227.6

Basic and diluted loss per share	$(0.095)	$(0.054)	$(0.141)	$(0.082)

20. Supplemental Cash Flow Information

The following is a summary of significant non-cash transactions:

	Three months ended September 30
	2008	2007
Additional Asset Retirement Obligation recorded to Mine Property	$742	$—
Available-for-sale investment acquired in exchange for property rights	118	—
Warrants acquired in exchange for property rights	233	—
Transfer of EURO shares	89	—

The following is a summary of interest and income tax payments:

	Nine months ended September 30,
	2008	2007
Interest paid	$4,800	$4,500

21. Operations by segment and geographic area

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location.

	Africa
As of and three months ended September 30,	Bogoso/ Prestea	Wassa	Other	South America	Corporate	Total
2008
Revenues	$45,019	$19,080	$—	$—	$—	$64,099
Net loss	(12,094)	(4,150)	(1,791)	(310)	(4,085)	(22,430)
Total assets	428,445	169,310	144,864	12,277	16,787	771,683
2007
Revenues	$27,625	$20,127	$—	$—	$—	$47,752
Net (loss) income	(7,227)	424	(2,302)	(166)	(3,438)	(12,709)
Total assets	446,962	108,666	169,161	9,359	11,161	745,309

	Africa
As of and nine months ended September 30,	Bogoso/ Prestea	Wassa	Other	South America	Corporate	Total
2008
Revenues	$116,262	$71,451	$—	$—	$	$187,713
Net (loss) income	(20,877)	6,515	(2,332)	(849)	(15,736)	(33,279)
Total assets	428,445	169,310	144,864	12,277	16,787	771,683
2007
Revenues	$48,475	$57,256	$—	$—	$—	$105,731
Net (loss) income	(8,865)	67	(2,859)	(420)	(6,486)	(18,563)
Total assets	446,962	108,666	169,161	9,359	11,161	745,309

22. Related parties

We obtained legal services from a legal firm to which our Chairman of the Board is of counsel. Total value of all services purchased from this law firm was $0.4 million during the first nine months of 2008. Our Chairman did not personally perform any legal services for us during this time nor did he benefit directly or indirectly from payments for the services performed by the firm.

23. Commitments and Contingencies

Our commitments and contingencies include the following items:

Environmental Bonding in Ghana

In 2005, pursuant to a reclamation bonding agreement between the Ghana Environmental Protection Agency (“EPA”) and GSWL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements, we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. In addition, pursuant to a bonding agreement between the EPA and GSBPL we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit. In 2008 the GSBPL letter of credit was increased to $9.1 million to cover new mining areas. The cash deposits are recorded as Restricted Cash in our balance sheet. A revised closure cost estimate has been submitted to the EPA and we are waiting for their comments.

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

•

Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 6% of the total revenues earned from the lease area. The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and Wassa. The Ghana Minerals Commission announced early in 2008 that they are reviewing mineral royalty rates charged to mineral producers. The Minerals Commission review is still at an early stage and it is not possible at this stage to predict the outcome.

•	Benso: Benso is subject to a 1.5% net smelter return royalty and a $1.00 per ounce gold production royalty.

•	Pampe: Portions of the Pampe deposit are subject to a 7.5% net smelter return royalty.

•

Prestea Underground – Areas of the Prestea Underground below a point 150 meters below sea level are subject to a 2.5% net profits interest on future income. Ownership of the 2.5% net profit interest is currently held by the bankruptcy trustee overseeing liquidation of our former joint venture partner in the Prestea Underground. While we believe that the joint venture agreement provides for the 2.5% net profit interest, confirmation of this position has not been received from the bankruptcy trustee.

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

Goulagou and Rounga – In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over the next four years, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. We are entitled to receive up to 2 million shares of Riverstone over the term of the option, of which 300,000 shares have been received as of September 30, 2008. In addition we also received 2 million common share purchase warrants of Riverstone during the nine month period ended September 30, 2008. The Riverstone purchase warrants have exercise prices that range from Cdn$0.30 to Cdn$0.45.

Paul Isnard – Golden Star has agreed to pay a royalty to EURO on all future gold production, if any, from the Paul Isnard property up to 5.0 million ounces. Gold production in excess of 5.0 million ounces will not be subject to the royalty. The royalty varies from 10% of the difference between the market price of gold per ounce and $400, for all gold sales up to 2.0 million ounces and 5% of the same for gold sales between 2.0 million and 5.0 million ounces. Furthermore, we have agreed, subject to completion of a positive feasibility study, to pay an annual $1.0 million advance royalty to EURO beginning September 2010 and continuing until such time as the Paul Isnard property begins mining and selling gold. The total advanced royalty payments will be deducted from royalties payable during the production period on the first 2.0 million ounces.

In February 2008, EURO applied for renewal of its prospecting permits for portions of the Paul Isnard property. In connection with the permit renewal we guaranteed the French mining authorities that we would spend at least €0.6 million on the Paul Isnard property before 2010. At any time during the three years we can elect to drop the prospecting permits and forego the spending.

We have temporarily reduced exploration activities at our Paul Isnard project in French Guiana following the government’s recent announcement that it has suspended granting mining licenses pending the outcome of an environmental review of all French Guiana gold exploration areas. We expect this review to be completed by the end of 2008 and we anticipate that Golden Star’s exploration activities will be allowed to continue at Paul Isnard once this study is completed.

See the “Litigation” section immediately below for information about new legal actions affecting Paul Isnard.

Litigation – On September 25, 2008 EURO Ressources S.A. (“EURO”) informed us that it had commenced litigation in Canada concerning our ownership of mineral rights at the Paul Isnard gold property in French Guiana. EURO asked the Canadian court to “confirm our repudiation” of an option agreement on Paul Isnard, and EURO is seeking unspecified damages. It is Golden Star’s position that it has not repudiated the option agreement but rather has fulfilled all requirements specified in all agreements between EURO and Golden Star related to the Paul Isnard property and has thereby established ownership rights to the property.

On September 26, 2008 Golden Star issued a statement of claim in the Ontario Superior Court of Justice against EURO and their subsidiary Société de Travaux Publics et de Mines Aurifères en Guyane S.A.R.L. (“SOTRAPMAG”). The statement of claim seeks to have EURO transfer the Paul Isnard Permis Exclusif de Recherches (“PER”) and the shares of SOTRAPMAG (which holds eight mineral concessions in the Paul Isnard area of French Guiana (together with the PER, the “Paul Isnard Properties”)) to us in compliance with EURO’s obligations under certain agreements between the parties, as well as monetary damages from EURO as a result of EURO’s breaches of these agreements. EURO has previously acknowledged that the Paul Isnard Properties and the shares of SOTRAPMAG are being held in trust by EURO for Golden Star pending their formal transfer to Golden Star. The statement of claim has been issued as a result of EURO’s failure to transfer the Paul Isnard Properties and shares of SOTRAPMAG as required, and also due to EURO recent publicly stated claim that it owns the properties. Golden Star has spent approximately $4.4 million on exploration at the Paul Isnard property over the past two years.

On August 29, 2008 a shareholder of BD Goldfields, Ltd., a Ghanaian registered company, filed suit in the United States District Court of the District of Colorado against Golden Star Resources Ltd. and our subsidiary St. Jude Resources Ltd. The shareholder is challenging the validity the various concession contracts and settlements related to the Hwini-Butre gold property in Ghana. We believe this action is frivolous and without merit and we intend to vigorously defend against this action on numerous grounds. We intend to assert that the United States court is without jurisdiction over the matter and claims asserted by the shareholder are barred by virtue of various settlements and judgments of the Ghanaian Courts. The Ghanaian government has already issued a license to St. Jude’s nominee in connection with such concession. We anticipate that our initial defenses will be presented to the court during November 2008.

On October 22, 2008, a Ghanaian court awarded plaintiffs approximately $1.9 million in damages against GSBPL in a legal action filed against GSBPL in 2000 related to a 1991 crop damage claim. The plaintiffs claimed that emissions from a now defunct processing plant at Bogoso, which was operating in 1991, injured the plaintiffs cocoa trees and reduced their cocoa output. We intend to immediately appeal the judgment and file a motion to stay execution of the judgment. If the motion to stay is rejected, we may be required to pay the judgment or provide bonding in advance of final resolution of the appeal. We intend to vigorously pursue any and all appropriate remedies in this regard.

Bogoso Power Plant – Construction was initiated in the first quarter of 2008 on a nominal 20 megawatt power plant at Bogoso known as the Genser power plant. As collateral for the letter of credit issued in connection with the project, we have restricted $2.9 million of cash as required by the bank providing the letter. Genser will construct, operate and maintain the plant on our behalf. This is a stand-by power facility that would be utilized only in the event of an emergency or when there is insufficient power available from the Ghana national power grid. Completion of construction is scheduled in the fourth quarter of 2008.

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

(a) Consolidated Balance Sheets in U.S. GAAP

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$25,287	$75,754
Accounts receivable	8,938	8,369
Inventories	64,290	56,739
Deposits	10,405	4,513
Other current assets	1,413	1,224

Total current assets	$110,333	$146,599
Restricted cash	4,655	1,510
Available-for-sale and long term investments	743	5,121
Deferred exploration and development costs (Note d1)	—	—
Property, plant and equipment (Note d3)	269,132	282,590
Mining properties (Notes d2 and d3)	306,704	288,795
Other assets	4,056	4,362

Total assets	$695,623	$728,977

LIABILITIES
Current liabilities (Note d5)	$78,471	$75,192
Long term debt (Note d6)	133,284	145,324
Asset retirement obligations	17,309	16,906
Future tax liability (Note d4)	40,640	40,640

Total liabilities	$269,704	$278,062
Minority interest	—	1,637
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Share capital (Note d7)	614,992	608,737
Contributed surplus (Note d5)	13,813	12,238
Accumulated comprehensive income and other	1,558	5,965
Deficit	(204,444)	(177,662)

Total shareholders’ equity	425,919	449,278

Total liabilities and shareholders’ equity	$695,623	$728,977

(b) Consolidated Statements of Operations under US GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss under Cdn GAAP	$(22,430)	$(12,709)	$(33,279)	$(18,563)
Deferred exploration expenditures expensed per US GAAP (Note d1 and d2)	(8,046)	(2,880)	(14,260)	(7,517)
Depreciation and amortization differences (Note d3)	683	(170)	648	999
Derivative gain/(loss) (Note d5)	184	483	954	(98)
Loan derivative – gain (Note d6)	10,646	—	12,533	—
Change in loan fee amortization	(58)	—	(206)	—
Debt Accretion (Note d6)	1,562	—	4,609	—
Write-off of Deferred Exploration (Note 1)	1,429	1,869	1,429	1,957
Other	1,457	(6)	1,457	(13)

Net income/(loss) before minority interest under US GAAP	(14,573)	(13,413)	(26,115)	(23,235)
Minority interest as adjusted	(586)	2	(667)	2

Net income/(loss) before income tax under US GAAP	(15,159)	(13,415)	(26,782)	(23,233)
Income tax	—	305	—	12,481

Net income (loss) under US GAAP	$(15,159)	$(13,110)	$(26,782)	$(10,752)
Other comprehensive income	(5,555)	(2,405)	(2,950)	2,070

Comprehensive income/(loss)	$(20,714)	$(15,515)	$(29,732)	$(12,822)

Basic and diluted net income/(loss) per share under US GAAP before cumulative effect of change in accounting method	$(0.064)	$(0.056)	$(0.114)	$(0.048)

(c) Consolidated Statements of Cash Flows under US GAAP

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Cash provided by/(used in):
Operating activities	$(10,110)	$5,511	(11,617)	$(3,119)
Investing activities	(3,225)	326	(38,482)	(88,858)
Financing activities	1,475	(1,202)	(314)	85,633

Increase/(Decrease) in cash and cash equivalents	(11,860)	4,635	(50,476)	(6,344)
Cash and cash equivalent beginning of period	37,147	16,129	75,754	27,108

Cash and cash equivalents end of period	25,278	$20,764	25,287	$20,764

(d) Notes:

(1)	Under US GAAP, exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(2)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions.

(3)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it is available for regular and sustained use. Under Cdn GAAP, new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity. In addition, Cdn GAAP capitalizes certain exploration costs that are depreciated as mine property. US GAAP expensed these costs as incurred.

(4)

While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine developments cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 1 and 2 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP in the GSBPL and GSWL tax jurisdiction, but a valuation allowance has been applied to all amounts as of September 30, 2008. On January 1, 2007, we adopted the provisions of FIN 48 for US GAAP purposes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48. Based on this review the provisions of FIN 48 had no effect on our financial position, cash flows or results of operations at either December 31, 2007 or September 30, 2008.

We and our subsidiaries are subject to the following material taxing jurisdictions: Ghana, Canada and Burkina Faso. The tax years that remain open to examination by the Ghana Internal Revenue Service are years 1999 through 2007. The tax years that remain open to examination by Revenue Canada are years 2003 through 2007. All tax years remain open to examination in Burkina Faso. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of December 31, 2007 or September 30, 2008.

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

(8)	Impact of recently issued Accounting Standards

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

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). For reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 24 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations include information available to November 3, 2008. All financial amounts shown in this section (ITEM 2) are in thousands of US dollars unless stated otherwise.

OUR BUSINESS

Through our subsidiaries, we own a controlling interest in four gold properties in southern Ghana, West Africa:

•	Bogoso/Prestea property, which is comprised of the adjoining Bogoso and Prestea surface mining leases (“Bogoso/Prestea”),

•	Wassa property (“Wassa”),

•	Prestea Underground property (“Prestea Underground”), and

•	Hwini-Butre and Benso concessions (“HBB Properties”).

In addition to these gold properties, we hold other exploration rights and interests and are actively exploring several gold properties in West Africa and South America.

Bogoso/Prestea is owned by our 90% owned subsidiary Golden Star (Bogoso/Prestea) Limited (“GSBPL”) which was acquired in 1999. The Prestea Underground is located on the Prestea property and consists of a currently inactive underground gold mine and associated support facilities. GSBPL owns a 90% operating interest in the Prestea Underground.

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own the Wassa gold mine located some 35 kilometers east of Bogoso/Prestea. GSWL also owns a 90% interest in the HBB Properties in southwest Ghana. The Hwini-Butre and Benso concessions are located approximately 80 and 50 kilometers by road south of Wassa, respectively. Development activities were initiated at Benso in late 2007, and are expected to be completed in the fourth quarter of 2008. We began moving Benso ore to the Wassa plant for processing in the third quarter of 2008.

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

Total operating cost per ounce is equal to “Mine operating costs” for the period, as found in the table below, divided by the ounces of gold sold in the period. “Mine operating costs” include all mine-site operating costs, including the costs of mining, processing, maintenance, work-in-process inventory changes, mine-site overhead as well as production taxes and royalties, mine site depreciation, depletion, amortization, asset retirement obligations, foreign currency gains and losses on operational purchases and by-product credits but does not include exploration costs, corporate office general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, mark-to-market gains and losses on derivatives, gains and losses on investments and income tax.

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

The following table shows the derivation of these measures and a reconciliation of “total cash cost per ounce” and “cash operating cost per ounce.”

	For the three months ended September 30, 2008
	Wassa	Bogoso/ Prestea	Combined
Mining operations	$19,248	$42,287	$61,535
Change in inventory (costs from / (to) metals inventory)	(935)	6,278	5,343
Mining related depreciation and amortization	4,909	9,202	14,111
Accretion of asset retirement obligations	129	93	222

Total Cost of Sales – GAAP	23,351	57,860	81,211
Foreign exchange (gains)/losses – GAAP	(219)	(273)	(489)

Mine operating costs	$23,135	$57,586	$80,721

Ounces sold	22,083	51,959	74,042
Derivation of cost per ounce:
Mine operating costs per ounce	$1,048	$1,108	$1,090

Less depreciation and amortization per ounce	222	177	191
Less accretion of asset retirement obligations per ounce	6	2	3

Total cash cost per ounce	819	929	897
Less royalties and production taxes per ounce	26	26	26

Cash operating cost per ounce	$793	$903	$871

	For the three months ended September 30, 2007
	Wassa	Bogoso/ Prestea	Combined
Mining operations	$15,253	$33,643	$48,899
Change in inventory (costs to metals inventory)	(635)	1,313	678
Mining related depreciation and amortization	4,773	5,670	10,443
Accretion of asset retirement obligations	83	175	258

Total Cost of sales – GAAP	19,474	40,804	60,278
Foreign exchange (gains)/losses – GAAP	11	19	72

Mine operating costs	$19,485	$40,823	$60,308

Ounces sold	29,626	40,518	70,144
Derivation of cost per ounce:
Mine operating costs per ounce	$658	$1,008	$860
Less depreciation and amortization per ounce	161	140	149
Less accretion of asset retirement obligations per ounce	3	4	4

Total cash cost per ounce	493	863	707
Less royalties and production taxes per ounce	20	20	20

Cash operating cost per ounce	$473	$843	$687

	For the nine months ended September 30, 2008
	Wassa	Bogoso/ Prestea	Combined
Mining operations	$51,590	$117,595	$169,184
Change in inventory (costs from / (to) metals inventory)	(2,480)	(3,153)	(5,633)
Mining related depreciation and amortization	15,023	22,878	37,902
Accretion of asset retirement obligations	286	299	585

Total cost of sales - GAAP	64,419	137,619	202,038
Foreign exchange (gains)/losses - GAAP	(246)	(396)	(642)

Mine operating costs	$64,173	$137,223	$201,396

Ounces sold	79,475	130,307	209,782
Derivation of cost per ounce:
Mine operating costs per ounce	$807	$1,053	$960
Less depreciation and amortization per ounce	189	176	181
Less accretion of asset retirement obligations per ounce	4	2	3

Total cash cost per ounce	615	875	777
Less royalties and production taxes per ounce	27	27	27

Cash operating cost per ounce	$588	$848	$750

	For the nine months ended September 30, 2007
	Wassa	Bogoso/ Prestea	Combined
Mining operations	$43,629	$60,392	$104,021
Change in inventory (costs to metals inventory)	(1,345)	(2,705)	(4,050)
Mining related depreciation and amortization	13,875	9,565	23,440
Accretion of asset retirement obligations	253	576	829

Total cost of sales - GAAP	56,412	67,828	124,240
Foreign exchange (gains)/losses - GAAP	17	82	181

Mine operating costs	$56,429	$67,901	$124,339

Ounces sold	86,114	72,149	158,263
Derivation of cost per ounce:
Mine operating costs per ounce	$655	$941	$786
Less depreciation and amortization per ounce	161	132	148
Less accretion of asset retirement obligations per ounce	3	8	5

Total cash cost per ounce	491	801	632
Less royalties and production taxes per ounce	20	20	20

Cash operating cost per ounce	$471	$781	$612

[1]	See note 9 to the accompanying consolidated financial statements.

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

In line with our business strategy, we acquired Bogoso in 1999 and have operated a nominal 5,000 tonne per day carbon-in-leach (“CIL”) processing plant most of the time since then to process oxide and other non-refractory ores (“Bogoso oxide plant”). In 2001, we acquired Prestea and mined surface deposits at Prestea from late 2001 to late 2006. In late 2002, we acquired Wassa, and constructed a new nominal 10,000 tonne per day CIL processing plant at Wassa, which began commercial operation in April 2005. In July 2007, we completed construction and development of a new nominal 3.5 million tonnes per annum processing facility at Bogoso/Prestea that uses bio-oxidation technology to treat refractory sulfide ore (“Bogoso sulfide plant”).

In late 2005, we acquired the HBB Properties consisting of the Benso and Hwini-Butre properties. Development activities were initiated in late 2007 at Benso, and in August 2008 Benso began trucking ore to the Wassa plant for processing. We expect the Benso development work will be completed in the fourth quarter of 2008.

Our overall objective is to grow our business to become a mid-tier gold producer with an annualized production rate in excess of 500,000 ounces. With the new sulfide plant at Bogoso and development of Benso in 2008, we expect to reach this goal in 2010. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.

SIGNIFICANT TRENDS AND EVENTS DURING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Bogoso/Prestea Operations

During 2008 quarterly gold output from the Bogoso sulfide plant increased to 45,585 ounces in the third quarter, up from 35,248 ounces in the second quarter and 31,414 ounces in the first quarter. The improvements in gold output reflects a more stable and reliable operational status following resolution of various equipment issues, including replacement of all bio-oxidation tank agitators and gear boxes earlier in 2008. Total Bogoso/Prestea gold output, including production from the Bogoso oxide plant totaled 51,659 ounces in the third quarter, up from 46,934 in the second quarter and 31,683 in the first quarter. The Bogoso oxide plant was idled during much of the third quarter awaiting oxide ores from the Prestea South development project which is now scheduled to startup in 2009.

Benso Development

The Benso mine development was substantially completed in the third quarter of 2008 and production mining is now underway. A total of 32,445 tonnes of ore averaging 5.0 g/t was hauled from Benso to the Wassa plant by September 30, 2008. It is expected that the deliveries of approximately 3,000 tonnes per day of higher grade Benso ore to the Wassa plant over the next several quarters will result in substantial improvements in Wassa’s operational and financial results.

Energy Prices

In the third quarter of 2008, the Public Utilities Regulatory Committee (“PURC”) of Ghana increased electric power rates for high voltage electric power customers effective July 1, 2008. The new rate, including demand charges, is approximately $0.175 per kilowatt hour, up from $0.10 per kilowatt hour prior to the increase. Since the power rate is stated in Ghanaian Cedis, the US dollar cost will fluctuate with changes in the US$/Cedis exchange rate and recent weakening of the Cedis has helped to alleviate a portion of this power price increase. During the fourth quarter of 2008 diesel fuel prices began to decline reflecting decreasing world crude oil prices. Fuel is one of our largest cost factors and the price drop, if continued, should have a beneficial impact on our unit costs.

Gold Prices

Gold prices have generally trended upward during the last seven years, from a low of $260 per ounce in 2001 to a high of $1,023 per ounce in March 2008. Since March 2008, and especially in recent months, gold price volatility has increased with prices fluctuating in a wide band mostly between $700 and $950 per ounce. The realized gold price for our shipments during the first nine months of 2008 averaged $895 per ounce, as compared to $668 per ounce in the same period of 2007.

Prestea South

We continue to seek environmental permits to allow surface mining at the Prestea South gold deposits southeast of the town of Prestea. We expect to begin developing the Prestea South deposits in 2009 and plan to commence mining later in the year subject to receipt of the requisite permit. The Prestea South oxide ore will be transported to Bogoso where it will be processed through the Bogoso oxide plant and sulfide ores will be moved to Bogoso and processed at the Bogoso sulfide plant.

Management Changes

In March 2008, Mr. Tom Mair was appointed President and CEO and as a member of the Board of Directors. Mr. Mair previously served as Interim President and CEO since January 1, 2008 and as Senior Vice-President and Chief Financial Officer from February 2007 to December 2007. In April Mr. Scott Barr was appointed as Executive Vice President and Chief Operating Officer. Mr. John Labate was appointed Senior Vice President and Chief Financial Officer effective August 20, 2008.

Ghana Stock Exchange Listing and Share Offering

In February 2008, our common shares were listed on the Ghana Stock Exchange in Accra, to support the further growth of the Ghana Stock Exchange and to allow our employees and stakeholders in Ghana an opportunity to invest in Golden Star. In conjunction with the listing we, completed an offering of 1,869,020 Golden Star common shares to investors in Ghana and Europe at a price of $3.10 (3.0 Cedis) per share. All shares issued are tradable on the Toronto Stock Exchange and the American Stock Exchange as well as on the Ghana Stock Exchange.

Illegal Mining

As with most gold mining operations in Ghana, illegal mining is occurring on some of our properties, including Prestea South and Hwini-Butre. We brought this situation to the attention of the local and national governmental authorities. While illegal mining has had minimal impact at our active mining operations, there is increasing amounts of illegal mining activity on our properties and closer to our operating mines.

Bogoso Power Plant

Construction was initiated in the first quarter of 2008 on a nominal 10 megawatt power plant at Bogoso following completion of a construction letter of credit. As collateral for the letter of credit, we restricted $2.9 million of cash as required by the bank providing the letter. The provider of the power plant will construct, operate and maintain the plant on our behalf. This is a stand-by power facility that would be utilized only in the event of an emergency or when there is insufficient power available from the Ghana national power grid. Completion of construction is scheduled in the fourth quarter of 2008.

International Financial Reporting Standards

The Canadian Accounting Standards Board recently confirmed January 1, 2011 as the date International Financial Reporting Standards (“IFRS”) will replace current Canadian GAAP for publicly traded companies.

While we had earlier considered the option of converting our accounting to IFRS rules as early as January 2009, a decision has been made to continue using Canadian GAAP accounting rules beyond January 2009, except at our Ghanaian registered subsidiaries where IFRS rules are mandated by the Ghana government beginning in 2009. We are currently developing an IFRS change-over plan for the Ghanaian subsidiaries. Towards this end we have retained a qualified consulting team to oversee and effect the conversion process. Adoption of IFRS rules by our Ghanaian subsidiaries will have no impact on our consolidated financial results since the IFRS based results from the Ghanaian subsidiaries will be converted to Canadian GAAP prior to being consolidated.

CONSOLIDATED RESULTS OF OPERATIONS

SUMMARY OF FINANCIAL RESULTS	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Gold sold (oz)	74,042	70,143	209,782	158,263
Average realized price ($/oz)	866	681	895	668
Total cash cost ($/oz)	897	707	777	632
Gold revenues (in $ thousands)	64,099	47,752	187,713	105,731
Cash flow provided by operations (in $ thousands)	(2,064)	1,879	2,589	906
Net loss (in $ thousands)	(22,430)	(12,709)	(33,279)	(18,563)
Comprehensive net loss (in $ thousands)	(27,985)	(15,114)	(36,229)	(21,519)
Net loss per share – basic ($)	(0.095)	(0.054)	(0.141)	(0.082)

Three months ended September 30, 2008 compared to three months ended September 30, 2007

During the three months ended September 30, 2008, we incurred a net loss of $22.4 million or $0.095 per share on revenues of $64.1 million, versus a net loss of $12.7 million or $0.054 per share on gold revenues of $47.8 million during the three months ended September 30, 2007. While revenues increased 34% from the same period of 2007 on higher gold prices ($866/oz vs $681/oz) and a 6% increase in ounces sold, higher cash operating costs and increases in depreciation more than offset the revenue increase resulting in a $4.6 million increase in the operating margin loss.

Higher operating costs reflect increases in the cost of labor and operating consumables including power, fuel, parts and supplies versus the third quarter of 2007. Net loss before income tax was $3.7 million higher than in the same period of 2007, but a $6.0 million tax benefit in the third quarter of 2007 resulted in a $9.7 million larger net loss in the current period.

Bogoso sulfide plant operations stabilized in the third quarter reflecting the completion of the mechanical remediation efforts earlier in the year and in response, Bogoso sulfide plant gold shipments exceeded second quarter shipments by 29% and first quarter 2008 shipments by 45%. The Bogoso oxide plant has been idle since mid-August 2008. While Wassa shipped less gold than a year earlier, construction of the haul road to the new Benso project was essentially completed by quarter end, and 32,445 tonnes of ore averaging 5.0 g/t was hauled from the Benso pit to the Wassa plant site by September 30, 2008.

Additional shares of EURO Resources S.A., a former consolidated subsidiary, were sold in the third quarter as was our investment in MIRL, a junior gold mining and exploration company. These transactions contributed $3.6 million of gain.

In the third quarter of 2008, we entered into a series of gold forward price contracts in response to a significant increase in recent gold price volatility. The contracts covered 50,000 ounces at an average price of $861 per ounce or approximately half of our expected gold production during the fourth quarter of 2008. As of September 30, 2008, 46,666 ounces of the 50,000 total were still outstanding, all of which will expire ratably on a weekly basis during the fourth quarter of 2008. We recognized $1.1 million of derivative loss in the third quarter of 2008 related to these new gold forward price contracts.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

During the nine months ended September 30, 2008, we incurred a net loss of $33.3 million or $0.141 per share on revenues of $187.7 million, versus a net loss of $18.6 million or $0.082 per share on gold revenues of $105.7 million during the nine months ended September 30, 2007. Revenues increased 77% from the same period of 2007 and ounces sold increased by 33%. Most of the increase in revenues and 62% of the increase in cost of sales, versus the first nine months of 2007, reflects the fact that the 2008 period numbers include nine months of results from the Bogoso sulfide plant, while the 2007 period numbers include only third quarter results from the Bogoso sulfide plant following its July 1, 2007 in-service date. Higher gold prices ($895/oz vs $668/oz) also contributed to the increase in revenues. Consolidated operations yielded a $14.3 million operating margin loss, which was $4.2 million less than in the first nine months of 2007.

Higher operating costs in the first nine months of 2008 also reflect increases in the cost of labor and operating consumables including power, fuel, parts and supplies versus the same period of 2007. Net loss before income tax was $3.8 million higher than in the first nine months of 2007, but a $11.2 million tax benefit in the nine months of 2007 resulted in a $14.7 million larger net loss in the current period.

As discussed above, operations stabilized at the Bogoso sulfide plant in the third quarter reflecting completion of the mechanical remediation efforts earlier in the year. The Bogoso oxide plant has been idle since mid-August 2008. Wassa shipped less gold than a year earlier, but the construction of the haul road to the new Benso project was essentially completed by quarter end and 32,445 tonnes of ore averaging 5.0 g/t was hauled from the Benso pit to the Wassa plant site by September 30, 2008.

Sales of shares of EURO Resources S.A., a former consolidated subsidiary, and the sale of our investment in MIRL, a junior gold mining and exploration company, contributed a $5.1 million gain to the statement of operations. Most of the $1.9 million increase in general and administrative expenses was related to higher travel costs, tax audits, tax planning, IFRS planning, recruitment and severance costs.

BOGOSO/PRESTEA OPERATIONS

SUMMARY OF FINANCIAL RESULTS	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Mining
Ore mined - refractory (t)	668,372	372,590	2,045,717	534,406
Ore mined - non-refractory (t)	50,834	274,588	136,336	741,409
Total ore mined (t)	719,206	647,177	2,182,053	1,275,815
Waste mined (t)	4,891,254	4,643,201	15,396,888	13,181,968
Bogoso Sulfide Plant Results (1)
Refractory ore processed (t)	731,261	567,816	2,033,846	876,838
Refractory ore grade processed (g/t)	2.73	2.66	2.83	2.72
Gold recovery (%)	67.5	40.9	64.9	43.9
Bogoso Oxide Plant Results (2)
Ore processed (t)	126,655	387,936	359,669	1,236,064
Ore grade processed (g/t)	2.38	2.06	2.38	1.97
Gold recovery (%)	50.3	78.8	60.0	72.4
Total Bogoso gold sold (oz) (3)	51,959	40,518	130,307	72,149
Cash operating cost ($/oz)	903	843	848	781
Royalties ($/oz)	26	20	27	20
Total cash cost ($/oz)	929	863	875	801

1.	In the first six months of 2007, the Bogoso sulfide plant was in the start-up phase and had not reached full capacity.

2.	While the Bogoso oxide plant was initially configured to process oxide ores, subsequent modifications has given it the ability to process sulfide, transition, non-refractory sulfide and oxide ores. Accordingly, the statistical information presented above is the average of several ore types processed in the first nine months of 2008. The Bogoso oxide plant was idled from the middle of August through to the end of the third quarter.

3.	Excludes 7,803 ounces from the sulfide plant produced during start-up. These ounces are not included in sales revenues.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Bogoso/Prestea gold shipments increased to 51,959 ounces in the third quarter of 2008, up from 40,518 ounces shipped in the same quarter of 2007. While the Bogoso oxide plant processed significantly less ore in the period than it did a year earlier, increases in Bogoso sulfide plant output more than offset the drop in oxide plant production yielding the net increase.

The increase in gold output at the Bogoso sulfide operation reflects improved operating availability of the sulfide plant following remediation of several mechanical problems experienced earlier in 2008, including replacement of all of the bio-oxidation tank agitators and agitator gearboxes. Now that all of the agitator shaft and gearbox replacements have been finalized, we expect to have 13 of the 14 total bio-oxidation tanks running on a regular basis providing better operational stability than in the past.

A more stable operational pattern resulted in increases in tonnes processed and a significant improvement in gold recoveries versus the same quarter of 2007 as well as the earlier quarters of 2008. Sulfide plant gold shipments totaled 45,585 ounces in the third quarter of 2008, up from 35,248 and 31,415 ounces in the second and first quarters of 2008, respectively, and up from 14,999 ounces in the same period of 2007.

While the Bogoso sulfide plant performance continues to improve, we continue to seek ways to increase its efficiency and gold output. We also continue to expect incremental improvements in gold recovery as mining accesses larger quantities of fresher ore deeper in the Bogoso sulfide pits. Going forward our focus will be on continued stabilization of operations and optimization of ore mix to improve overall operating performance.

The Bogoso oxide plant processed a mixture of transition and non-refractory ores in the first half of the third quarter of 2008 but was idled in August and will remain on care and maintenance until oxide ore mining begins at Prestea South in 2009.

Bogoso/Prestea operations resulted in a $12.9 million operating margin loss, which was a $0.3 million improvement over the $13.2 million operating margin loss in the third quarter of 2007. Bogoso/Prestea’s third quarter average cash operating costs rose to $903 per ounce, up from $843 per ounce a year earlier. Increases in operating costs, including primarily fuel and electricity, along with labor, repair parts and other consumables were responsible for the higher unit costs.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Bogoso/Prestea gold shipments increased to 130,307 ounces in the first nine months of 2008, up from 72,149 ounces shipped in the same period of 2007. The large increase in 2008 Bogoso/Prestea gold shipments reflects the fact that the 2008 shipments include a full nine months of sulfide plant output while the 2007 includes only third quarter 2007 sulfide plant output following its July 1, 2007 in-service date.

As with the third quarter discussed above, the increase in gold output at the Bogoso sulfide operation also reflects improved operating availability of the sulfide plant following remediation of several mechanical problems during 2008, including replacement of all of the bio-oxidation tank agitators and agitator gearboxes. A more stable operation has now resulted in a pattern of increasing tonnes processed and an improvement in gold recoveries during 2008, as evidenced by sulfide plant gold shipments of 45,585 ounces in the third quarter of 2008, up from 35,248 in the second quarter and 31,415 in the first quarter.

The Bogoso oxide plant has demonstrated its flexibility in the first nine months of 2008, processing several ore types at various times including oxide ores, siliceous ores, refractory ores and refractory leachable ores but the Bogoso oxide plant was idled in August 2008 and we expect it to remain on care and maintenance until mid to late 2009 when we expect to begin mining oxide ores at Prestea South and at Pampe.

Bogoso/Prestea operations resulted in a $21.4 million operating margin loss; up slightly from a $19.4 million operating margin loss in the first nine months of 2007. Bogoso/Prestea’s cash operating costs rose to $848 per ounce in the first nine months of 2008, up from $781 per ounce a year earlier. Increases in operating costs including labor, fuel, power and other consumables are responsible for the higher unit costs.

WASSA OPERATIONS

SUMMARY OF FINANCIAL RESULTS	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Mining:
Ore mined (t)	521,346	887,441	2,228,231	2,309,754
Waste mined (t)	1,273,967	2,025,220	3,839,739	6,331,143
Wassa Plant Results
Ore processed (t)	721,947	965,371	2,504,959	2,852,098
Grade processed (g/t)	1.26	1.13	1.18	1.08
Recovery (%)	92.0	93.2	92.8	91.2
Gold sold (oz)	22,083	29,625	79,475	86,114
Cash operating cost ($/oz)	793	473	588	471
Royalties ($/oz)	26	20	27	20
Total cash cost ($/oz)	819	493	615	491

Three months ended September 30, 2008 compared to three months ended September 30, 2007

The Wassa plant processed an average of 7,847 tonnes of ore per day in the third quarter of 2008 at an average grade of 1.26 grams per tonne yielding 22,083 ounces compared to a rate of 10,493 tonnes per day at an average grade of 1.13 grams per tonne and 29,625 ounces in the same period of 2007. The decrease in plant throughput and in ounces shipped, versus the same period in 2007, was mostly a result of the late August failure of one of Wassa’s two ball mills that reduced plant throughput from its typical 10,500 tonnes per day to 5,632 tonnes per day during the last 36 days of the quarter. The mill was repaired and returned to service in late October.

Wassa incurred a $4.4 million operating margin loss in the three months ended September 30, 2008, compared to an operating margin gain of $0.7 million for the three months ended September 30, 2007. The lower margin was related to lower sales on lower plant throughput and to a $3.9 million increase in cost of sales versus the same quarter of 2007. Increases in the cost of fuel, electrical power, labor and maintenance repairs were the primary drivers of the higher costs. The cash operating cost for the quarter was $793 per ounce, up from $473 per ounce a year earlier. A combination of higher costs and lower gold shipments contributed to the increase in unit costs.

As more fully discussed below, the Benso mine development was substantially completed in the third quarter of 2008 and production mining began in October. A total of 32,445 tonnes of ore averaging 5.0 g/t was hauled from the Benso pit to the Wassa plant site by September 30, 2008. It is expected that delivery of approximately 3,000 tonnes per day of the higher grade Benso ore to the Wassa plant over the next several quarters will result in improvements in Wassa’s operational and financial results.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Wassa generated $7.0 million of operating margin in the nine months ended September 30, 2008 on sales of 79,475 ounces of gold, compared to $0.8 million of operating margin for the nine months ended September 30, 2007 on sales of 86,114 ounces. During the nine months ended September 30, 2008, the Wassa plant processed an average of 9,176 tonnes per day at an average grade of 1.18 g/t with a gold recovery of 92.8%, compared to 10,447 tonnes per day at an average grade of 1.08 g/t with a 91.2% recovery in the same period of 2007. As discussed above, the ball mill failure in August 2008 contributed to the reduced plant output versus the same period of 2007.

The improvement in operating margin was a function of higher gold prices, better grade and higher recoveries. Increases in the cost of power, labor, royalties and equipment maintenance costs resulted in an increase in cost of sales to $64.4 million in the first nine months of 2008, up from $56.4 million a year earlier. The cash operating cost for the first nine months of 2008 averaged $588 per ounce, up from $471 per ounce a year earlier.

DEVELOPMENT PROJECTS

Prestea South Properties

The Prestea South Project is located along the Ashanti trend, southwest of the town of Prestea and approximately 20 km southeast of the Bogoso processing plants. Gold mineralization is associated with the same Ashanti Trend fault structure that continues to the north through our Bogoso property. While various sections of the mineral resources at Prestea South were mined by prior owners using underground methods, the surface oxide mineral resources have not been extensively mined and there are sulfide mineral resources accessible by open pit mining.

A mining permit which covers all of the proposed pits in the Prestea South project was approved and granted to us by the Ghana Minerals Commission during the third quarter of 2008.

In March 2008, a Prestea South project environmental impact statement (“EIS”) was submitted to the Ghana Environmental Protection Agency (“EPA”) and initial public consultations were completed. The EPA has scheduled another public consultation on their final analysis and decree which should be completed in the fourth quarter of 2008. If the permits are approved in a timely basis following the fourth quarter public consultation, Prestea South development is expected to begin in 2009 with production starting later in 2009. The Prestea South oxide ore will be transported to Bogoso and processed through the Bogoso oxide plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide plant.

HBB Properties

Benso mine development was substantially completed in the third quarter and mining is now underway. The mining fleet was mobilized to Benso during the quarter and is now ramping up operations. A total of 32,445 tonnes of ore averaging 5.0 g/t was hauled from the Benso pit to the Wassa plant site by September 30, 2008.

Site infrastructure is well advanced and the permanent site offices and accommodation units are being commissioned in the fourth quarter. Upgrading of the haul road to improve weatherproofing should be completed in the fourth quarter of 2008. An extension of the haul road 30km south to the Hwini Butre pits will be commenced, and is expected to be commissioned during 2009.

As expected, the higher clay and moisture content of the initial ore from Benso necessitated blending with fresh Wassa ores to achieve acceptable plant throughputs. However no significant metallurgical difficulties were encountered and predicted recoveries were achieved from the volumes processed to date.

Benso project capital expenditures during the first nine months of 2008 total $33.9 million. Total 2008 Benso project cost is estimated to be approximately $39 million when complete.

Prestea Underground

A pre-feasibility study was completed during the first half of 2008 which evaluated the economic viability of re-opening two areas of the Prestea Underground mine known as the Foot Wall Reef and the West Reef. We are now updating the study to incorporate recent cost data and additional drilling information.

EXPLORATION PROJECTS

Ghana

In Ghana, third quarter exploration efforts continued to focus on drilling at Hwini Butre, Manso and Chichiwelli along previously outlined soil anomalies with a goal of establishing inferred mineral resources in these areas. Development drilling programs were undertaken at the Wassa and Benso mine sites in the third quarter to better outline mineralized zones at depth below the current pit designs. Data generated by the drilling programs will be used to re-optimize the pits.

Field work on the Bogoso and Prestea mine sites concentrated on the preparation for the drilling programs north and west of the mining leases. Final Interpretations for the VTEM air borne geophysical surveys were returned at the end of the third quarter. Modeling and resource estimation of the Chujah deposit following the completion of drilling program in the second quarter, was initiated in the third quarter and we anticipate this will be completed by the fourth quarter.

Regional exploration programs in Ghana focused on soil sampling and prospecting along two properties located in the south of Ghana, namely the Abura and Hotopo concessions. Regional exploration programs were still on-going at the end of the third quarter.

Sierra Leone

Drilling continued during the third quarter at the Sonfon concessions in Sierra Leone testing previously outlined soil anomalies. The drilling program was completed during the third quarter of 2008. Results are pending.

Ivory Coast

Exploration programs continued at the Amelekia concession in Ivory Coast during the third quarter. An infill soil geochemistry program was conducted over previously outlined soil anomalies. The Afema project was deemed impaired in the third quarter and written off.

Suriname

During the third quarter work continued on the Saramacca Project Joint Venture with Newmont. Drilling focused on the Anomaly ‘M’ target area testing a number of individual geochemical and geophysical targets located within the central portion of the anomaly. Results received from drilling conducted earlier in 2008 have been inconclusive.

French Guiana

Our field exploration activities during the third quarter at our Paul Isnard project in French Guiana were limited to care and maintenance of the camps. We have been continuing with the compilation of historical geochemical surveys conducted by the BRGM as well as interpretation of the airborne geophysical data we initiated in 2007 and completed in the first quarter of 2008. In addition to the work we have been doing on the Paul Isnard property we have also been conducting required baseline environmental evaluation of several other applications we have in French Guiana. Golden Star continues to be active in the review of the New Mining Scheme the French Government is proposing and we believe that this review will be completed positively by the government in 2009.

Brazil

During the third quarter work continued on Golden Star’s 100% Sao Bartholomeu gold project situated within the southern portion of the highly mineralized Quadrilitero Ferrifero belt in Minas Gerais. Results from the chip-channel sampling and geochem from the second quarter of 2008 have been received and show an extensive area of low anomalous gold values which is currently being considered for more detailed grid auger sampling. Work has also been initiated on several of the more extensive soil geochem anomalies defined by the earlier district scale reconnaissance.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, our cash and cash equivalents totaled $25.3 million, down from $75.8 million at December 31, 2007. All of our cash equivalents were invested in a fund that holds only US treasury notes and bonds. Operations generated $2.6 million of cash in the first nine months of 2008, compared to $0.9 million in the same period of 2007. The improvement in cash from operations is primarily related to an increase in revenues from higher gold prices.

Net investing activities used $52.7 million of cash in the first nine months of 2008. Expenditures on mining properties consumed $39.0 million in cash, most of which was related to the Benso project. A total of $7.4 million of cash was used for deferred exploration projects and purchases of property and equipment used $8.9 million. Lastly, $3.1 million was utilized to secure a letter of credit for construction of the Bogoso power plant.

Net financing activities used $0.3 million in the first nine months of 2008. The issuance of stock in conjunction with the Ghana Stock Exchange listing netted $5.4 million, exercises of employee stock options provided $0.9 million and proceeds from borrowings provided $7.2 million. These cash inflows were offset by $13.3 million of scheduled principal and loan repayments on the equipment financing facility and short-term bank loans.

Liquidity Outlook

In response to the unprecedented disruptions to world financial markets in recent months and the resulting significant increases in the volatility of gold and operating consumable prices, we have initiated new programs at all of our operations designed to increase operating efficiencies and to reduce costs. We have re-evaluated and reduced capital spending plans at all operations for the remainder of 2008 and we set cost reduction targets for the mines, the corporate office and for exploration programs. In addition we have hedged gold prices for the remainder of 2008 locking in a minimum price of $861 per ounce for approximately half of our expected gold production during the fourth quarter of 2008. At the same time the new Benso mine has begun shipping higher grade ore to Wassa and Bogoso continues to increase its 2008 gold output quarter over quarter.

Based on these trends and events we expect that Wassa will continue to generate cash from operations during the remainder of the year and that continued improvement in the Bogoso sulfide plant operations, along with the planned restarting of the Bogoso oxide plant in 2009 once Prestea South oxide ore is available, will result in improved cash flows at Bogoso. These operational cash flows, along with the $25.3 million of cash and cash equivalents at September 30, 2008 and the equipment financing debt facility currently in place, are expected to be sufficient to cover capital and operating needs during the balance of 2008 and through 2009.

LOOKING AHEAD

Our objectives for the remainder of 2008 include:

•	Continue optimizing the Bogoso sulfide plant to reduce costs, improve recoveries and availability;

•	Permitting of Prestea South Project to provide oxide ore for the Bogoso oxide plant;

•	Complete surfacing of the Benso haul road and expand Benso ore output to design level; and

•	Initiate the extension the Benso haul road south to the Hwini-Butre deposits.

We anticipate production of 80,000 ounces of gold with an average cash cost of $700 per ounce for the fourth quarter of 2008.

As more fully disclosed in the Risk Factors in Item 1A in our December 31, 2007 Form 10-K, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the above estimates could change materially.

Environmental Laws and Regulations

All phases of our operations are subject to environmental laws and regulations in the various jurisdictions where we operate. These regulations may define, among other things, air and water quality standards, waste management requirements, and land rehabilitation obligations. In general, environmental legislation is evolving to require stricter operating standards, more detailed social and environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees for social responsibility and safety. There is no assurance that future changes in environmental regulations, if any, will affect the way in which we operate resulting in higher environmental and social costs that may affect the viability of our operations.

We use hazardous chemicals in our gold recovery activities that results in the generation of environmental contaminants that may adversely affect air and water quality. To mitigate these effects, we have established objectives in meeting, or surpassing, regulatory requirements in all of our exploration, development, operation, closure, and post-closure activities so that the local environment and communities are protected and that the post-closure land use contributes to the sustainability of the local economy. In order to meet our objectives, we have:

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

•

Established or are in the process of establishing operating standards and procedures that aim to meet or exceed requirements in relevant laws and regulations, the commitments made in our environmental impact statements, environmental and social management plans, rehabilitation and closure plans; and any international protocols to which we are a signatory;

•	Incorporated environmental performance requirements into all relevant contracts;

•	Provided training to employees and contractors in environmental matters;

•	Regularly prepared, reviewed, updated and implemented site-specific environmental management and closure plans;

•	Worked to progressively rehabilitate disturbed areas in conformance with the site-specific environmental management and closure plans;

•	Consulted local communities and regulators to provide us with input to our environmental management policies and procedures;

•	Regularly reviewed our environmental performance; and

•	Publicly reported our social, health, safety, and environmental performance.

Governmental approvals and permits are currently, required and will likely continue to be required in the future in connection with our operations. To the extent that such approvals are required and not obtained, we could be curtailed or prohibited from continuing our mining and processing operations or from proceeding with planned exploration or the development of mineral properties.

Our mining, processing, development and mineral exploration activities are subject to various laws governing prospecting, development, production, taxes, labor standards, occupational health and safety, land claims of local people and other matters. New rules and regulations may be enacted or existing rules and regulations may be applied in a manner that could have an adverse effect on our financial position and results of operations.

A preliminary updated reclamation plan was prepared by a reclamation consulting group during the third quarter of 2008. The report is now under review by us and by the Ghana Environmental Protection Agency.

RELATED PARTY TRANSACTIONS

We obtained legal services from a legal firm to which our Chairman of the Board is of counsel. Total value of all services purchased from this law firm was $0.4 million during the first nine months of 2008. Our Chairman did not personally perform any legal services for us during this time nor did he benefit directly or indirectly from payments for the services performed by the firm.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

OUTSTANDING SHARE DATA

As of November 3, 2008, we had outstanding 235,945,311 common shares, options to acquire 7,348,068 common shares, warrants to acquire 3,224,520 common shares and convertible debentures which are currently convertible into 25,000,000 common shares.

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

As of September 30, 2008 we had $3.1 million of a variable rate bank debt. This debt has an interest rate of US prime (5.0% at September 30, 2008) plus 1%. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

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

In the past from time to time we have entered into forward purchase contracts for South African Rand and Euros to hedge expected purchases of capital assets in South Africa and Europe. We maintain certain operating cash accounts in non–US dollar currencies. As of September 30, 2008 we had no currency related derivatives.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for the next 12 months would result in a $3.0 to $4.0 million change in expected pre–tax earnings and cash flows.

In the third quarter of 2008, we entered into a series of gold forward price contracts in response to a significant increase in recent gold price volatility. The contracts covered 50,000 ounces at an average price of $861 per ounce or approximately half of our expected gold production during the fourth quarter of 2008. As of September 30, 2008, 46,666 ounces of the 50,000 total were still outstanding, all of which will expire ratably on a weekly basis during the fourth quarter of 2008.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 29, 2008 a shareholder of BD Goldfields, Ltd., a Ghanaian registered company, filed suit in the United States District Court of the District of Colorado against Golden Star Resources Ltd. and our subsidiary St. Jude Resources Ltd. The shareholder is challenging the validity the various concession contracts and settlements related to the Hwini-Butre gold property in Ghana. We believe this action is frivolous and without merit and we intend to vigorously defend against this action on numerous grounds. We intend to assert that the United States court is without jurisdiction over the matter and claims asserted by the shareholder are barred by virtue of various settlements and judgments of the Ghanaian Courts. The Ghanaian government has already issued a license to St. Jude’s nominee in connection with such concession. We anticipate that our initial defenses will be presented to the court during November 2008.

We are also engaged in other routine litigation incidental to our business none of which is deemed to be material. No material legal proceedings -, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority.

ITEM 1A.	RISK FACTORS

The risk factors for the quarter ended September 30, 2008 are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Tom Mair

10.2	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Bruce Higson-Smith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR RESOURCES LTD.
Registrant

By:	/s/ Thomas G. Mair
Thomas G. Mair
President and Chief Executive Officer

Date: November 4, 2008

By:	/s/ John A. Labate
John A. Labate
Senior Vice President and
Chief Financial Officer

Date: November 4, 2008

EXHIBIT INDEX

10.1	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Tom Mair

10.2	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Bruce Higson-Smith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)