Form 10-K
period 2008-12-31
GOLDEN STAR RESOURCES LTD
filed 2009-02-25
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

Commission file number 1-12284

GOLDEN STAR RESOURCES LTD.

(Exact Name of Registrant as Specified in Its Charter)

Canada	98-0101955
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10901 West Toller Drive, Suite 300 Littleton, Colorado	80127-6312
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code (303) 830-9000

Securities registered or to be registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Shares	NYSE Alternext US

Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $594.7 million as of June 30, 2008, based on the closing price of the shares on the NYSE Alternext US as of that date of $2.69 per share.

Number of Common Shares outstanding as at February 24, 2009: 236,005,311.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2009 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this report are expressed in United States (“US”) dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$.”

Financial information is presented in accordance with accounting principles generally accepted in Canada (“Cdn GAAP” or “Canadian GAAP”). Differences between accounting principles generally accepted in the US (“US GAAP”) and Canadian GAAP, as applicable to Golden Star Resources Ltd., are explained in Note 25 to the Consolidated Financial Statements.

References to “Golden Star,” the “Company,” “we,” “our,” and “us” mean Golden Star Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

NON-GAAP FINANCIAL MEASURES

In this Form 10-K, we use the terms “total operating cost per ounce”, “total cash cost per ounce” and “cash operating cost per ounce” which are considered Non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and applicable Canadian securities law and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Cdn GAAP or US GAAP. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10-K.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and within the meaning of applicable Canadian securities law, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions (including negative and grammatical variations) tend to identify forward-looking statements.

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K.

These statements include comments regarding: anticipated attainment of gold production rates; production and cash operating cost estimates for 2009; anticipated commencement dates of mining and production, including at Prestea South and the Hwini-Butre property; estimated development costs for the Hwini-Butre property in 2009; anticipated ore delivery from and life of Prestea South pits; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and recovery rates; ore delivery; ore processing; potential mine life; permitting; establishment and estimates of Mineral Reserves and Resources; geological, environmental, community and engineering studies; timing and results of feasibility studies; exploration efforts and activities; availability, cost and efficiency of mining equipment; ore grades; reclamation work; our anticipated investing and exploration spending in 2009; identification of acquisition and growth opportunities; power costs, the ability to meet total power requirements, commencement and completion of construction of the Bogoso power plant and access to the power plant once completed; retention of earnings from our operations; our objectives for 2009; and sources of and adequacy of liquidity to meet capital and other needs in 2009.

The following, in addition to the factors described under “Risk Factors” in Item 1A below, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	significant increases or decreases in gold prices;

•	losses or gains in Mineral Reserves from changes in operating costs and/or gold prices;

•	failure of exploration efforts to expand Mineral Reserves around our existing mines;

•	unexpected changes in business and economic conditions;

•	inaccuracies in Mineral Reserves and non-reserves estimates;

•	changes in interest and currency exchange rates;

•	timing and amount of gold production;

•	unanticipated variations in ore grade, tonnes mined and crushed or milled;

•	unanticipated recovery or production problems;

•	effects of illegal mining on our properties;

•	changes in mining and processing costs, including changes to costs of raw materials, supplies, services and personnel;

•	changes in metallurgy and processing;

•	availability of skilled personnel, contractors, materials, equipment, supplies, power and water;

•	changes in project parameters or mine plans;

•	costs and timing of development of new Mineral Reserves;

•	weather, including drought or excessive rainfall in West Africa;

•	changes in regulatory frameworks based upon perceived climate trends;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	acquisitions and joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	changes in regulations affecting our operations, particularly in Ghana, where our principal producing properties are located;

•	local and community impacts and issues;

•	availability and cost of replacing Mineral Reserves;

•	timing of receipt and maintenance of government approvals and permits;

•	unanticipated transportation costs and shipping incidents and losses;

•	accidents, labor disputes and other operational hazards;

•	environmental costs and risks;

•	unanticipated title issues;

•	competitive factors, including competition for property acquisitions;

•	possible litigation; and

•	availability of capital at reasonable rates or at all.

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

NI 43-101 DEFINITIONS

Mineral Reserve	The term “Mineral Reserve” refers to the economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a preliminary feasibility study. The study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.

Proven Mineral Reserve	The term “Proven Mineral Reserve” refers to the economically mineable part of a Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Probable Mineral Reserve	The term “Probable Mineral Reserve” refers to the economically mineable part of an Indicated, and in some circumstances, a Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Mineral Resource	The term “Mineral Resource” refers to a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

Measured Mineral Resource	The term “Measured Mineral Resource” refers to that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

Indicated Mineral Resource	The term “Indicated Mineral Resource” refers to that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

Inferred Mineral Resource	The term “Inferred Mineral Resource” refers to that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

Qualified Person (1)	The term “qualified person” refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these, has experience relevant to the subject matter of the mineral project and the technical report and is a member in good standing of a professional association.

SEC INDUSTRY GUIDE 7 DEFINITIONS

Reserve	The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility (2) study done to bankable standards that demonstrates the economic extraction. (“bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

proven reserve	The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape depth and mineral content of reserves are well-established.

probable reserve	The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

mineralized material (3)	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

non-reserves	The term “non-reserves” refers to mineralized material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage.

development stage	A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of Mineral Reserves to produce a marketable metal or mineral product.

(1.)	Industry Guide 7 does not require designation of a qualified person.

(2.)	For Industry Guide 7 purposes the feasibility study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

(3.)	This category is substantially equivalent to the combined categories of Measured Mineral Resource and Indicated Mineral Resource specified in NI 43-101.

ADDITIONAL DEFINITIONS

alteration - any change in the mineral composition of a rock brought about by physical or chemical means arsenopyrite - a gray-to-white metallic mineral consisting of sulfide of iron and arsenic

Archean - the earliest eon of geologic time, dating from about 3800-2500 million years ago assay - a measure of the valuable mineral content

Au - gold

bio-oxidation - a processing method that uses bacteria to oxidize refractory sulfide ore to make it amenable to normal oxide ore processing techniques such as carbon-in-leach

Birimian - a thick and extensive sequence of Proterozoic age metamorphosed sediments and volcanics first identified in the Birim region of southern Ghana cash operating cost - total cash costs for the period less production royalties and production taxes

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

formation - a distinct layer of sedimentary rock of similar composition gabbro - a group of dark-colored basic intrusive igneous rocks (the intrusive equivalent to basalt)

gabbroic - rock masses made up of gabbro and other similar dark-colored basic igneous rock geochemistry - the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geochemical prospecting - a prospecting technique which measures the content of certain metals in soils and rocks used to define anomalies for further testing geophysics - the study of the mechanical, electrical and magnetic properties of the earth’s crust geophysical surveys - a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth’s surface geotechnical - the study of ground stability

graben - an elongate, relatively depressed crustal unit or block that is bounded by faults on its long sides grade - quantity of metal per unit weight of host rock

greenstone - a sequence of usually metamorphosed volcanic-sedimentary rock assemblages granodiorite - a group of coarse-grained plutonic rocks intermediate in composition between quartz diorite and quartz monzonite containing quartz, plagioclase, potassium feldspar with biotite and hornblende granophyric - of or pertaining to granophyre which is an igneous rock containing mainly of crystals of feldspar and quartz that have crystallized together heap leach - a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals host rock - the rock in which a mineral or an ore body may be contained hydrothermal - the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution in-situ - in its natural position

laterite - a reddish mixture of clayey iron and aluminum oxides and hydroxides formed by the weathering of basalt under humid, tropical conditions.

life-of-mine - a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tonnes of Mineral Reserve by the annual rate of mining and processing lithology - the character of the rock described in terms of its structure, color, mineral composition, grain size and arrangement of tits component parts, all those visible features that in the aggregate impart individuality to the rock mafic - an adjective describing a silicate mineral or rock that is rich in magnesium and iron. Common mafic rocks include basalt and gabbro mapped or geological mapping - the recording of geologic information including rock units and the occurrence of structural features, and mineral deposits on maps metavolcanic - a volcanic rock which shows evidence of having been subjected to metamorphism mineral - a naturally occurring inorganic crystalline material having a definite chemical composition mineralization - a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock

National Instrument 43-101 or NI 43-101 - standards of disclosure for mineral projects prescribed by the Canadian Securities Administration non-refractory - ore containing gold that can be satisfactorily recovered by basic gravity concentration or simple cyanidation outcrop - that part of a geologic formation or structure that appears at the surface of the earth open pit or open cut - surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore - mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body - a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade - the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore oxide - gold bearing ore which results from the oxidation of near surface sulfide ore

Precambrian - period of geologic time, prior to 700 million years ago preliminary assessment - a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study preliminary feasibility study and pre-feasibility study - each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration in the case of an open pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve

Proterozoic - the more recent time division of the Precambrian; rocks aged between 2,500 million and 550 million years old put - a financial instrument that provides the right, but not the obligation, to sell a specified number of ounces of gold at a specified price pyrite - common sulfide of iron

QA/QC - Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data quartz - a mineral composed of silicon dioxide, SiO2 (silica)

RAB (rotary air blast) drilling - relatively inexpensive and quick exploration drilling method returning rock chips from the drill hole using high pressure air

RC (reverse circulation) drilling - a drilling method using a tri-cone bit, during which rock cuttings are pushed from the bottom of the drill hole to the surface through an outer tube, by liquid and/or air pressure moving through an inner tube reef - general term that typically refers to a tabular ore body refractory - ore containing gold that cannot be satisfactorily recovered by basic gravity concentration or simple cyanidation rock - indurated naturally occurring mineral matter of various compositions sampling and analytical variance/precision - an estimate of the total error induced by sampling, sample preparation and analysis schist - rocks derived from clays and muds which have passed through a series of metamorphic processes involving the production of shales, slates and phyllites as intermediate steps sediment - particles transported by water, wind or ice

sedimentary rock - rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited sericitic - a rock with abundant amounts of sericite, a white fine grained potassium mica occurring as an alteration product of various aluminosilicate minerals shear - a form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact shield - a large area of exposed basement rocks often surrounded by younger rocks, e.g. Guiana Shield stratigraphic or stratigraphically - geology that deals with the origin and succession of strata strike - the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip - to remove overburden in order to expose ore

sulfide - a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization tailings - fine ground wet waste material produced from ore after economically recoverable metals or minerals have been extracted

Tarkwaian - a group of sedimentary rocks of Proterozoic age named after the town of Tarkwa in southern Ghana where they were found to be gold bearing tectonic - relating to the forces that produce movement and deformation of the Earth’s crust tonne - metric tonne, equal to 1,000 kilograms or 2,204.6 pounds total operating cost - Cost of sales for the period after adjusting for inventory write-offs and operations-related foreign currency (gains)/losses total cash cost - total operating costs for the period less mining related depreciation and amortization and accretion of asset retirement obligations costs transition ore - is an ore zone lying between the oxide ore and the sulfide ore; ore material that is partially weathered and oxidized vein - a thin, sheet-like crosscutting body of hydrothermal mineralization, principally quartz volcanics - those originally molten rocks, generally fine grained, that have reached or nearly reached the earth’s surface before solidifying volcano-sedimentary - rocks composed of materials of both volcanic and sedimentary origin wall rock - the rock adjacent to a vein

weathering - near surface alteration and oxidation of minerals and rocks by exposure to the atmosphere or ground water wire frame - a mesh of triangles used to define a volume in generating computerized geological models

PART I

Item 1.	BUSINESS

OVERVIEW OF GOLDEN STAR

We are a Canadian federally incorporated international gold mining and exploration company producing gold in Ghana, West Africa. We also conduct gold exploration in West Africa and in South America. Golden Star Resources Ltd. was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation of South American Goldfields Inc., a corporation incorporated under the federal laws of Canada, and Golden Star Resources Ltd., a corporation originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd. Our principal office is located at 10901 West Toller Drive, Suite 300, Littleton, Colorado 80127, and our registered and records offices are located at 66 Wellington St. W, suite 3700, Box 20, Toronto Dominion Bank Tower - Toronto Dominion Centre, Toronto, ON M5K 1N6. Our fiscal year ends on December 31.

We own controlling interests in several gold properties in southern Ghana:

•

Through a 90% owned subsidiary, Golden Star Bogoso/Prestea Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. In July 2007, we commissioned a nominal 3.5 million tonnes per year processing facility at Bogoso that uses bio-oxidation technology to treat refractory sulfide ore. In addition Bogoso/Prestea has a carbon-in-leach processing facility which we expect to use to treat oxide ores as they are available. Bogoso/Prestea produced and sold 120,216 ounces of gold in 2007 and 170,499 ounces of gold in 2008.

•

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine and carbon-in-leach processing plant (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. The design capacity of the carbon-in-leach processing plant at Wassa is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard and soft ore. Wassa produced and sold 126,062 ounces of gold in 2007 and 125,427 ounces of gold in 2008. GSWL also owns the Hwini-Butre and Benso concessions (“HBB properties”) in southwest Ghana. We spent approximately $40 million on the Benso property during 2008 developing the Benso mine which began shipping ore to Wassa in the third quarter of 2008. An extension of the haul road from Benso to Hwini-Butre commenced in the fourth quarter of 2008 and is expected to be commissioned during the second quarter of 2009. The Hwini-Butre and Benso concessions are located approximately 80 and 50 kilometers, respectively, by road south of Wassa.

We also hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and hold and manage exploration properties in Suriname, Brazil and French Guiana in South America.

GOLD SALES AND PRODUCTION

Ghana has been a significant gold producing country for over 100 years with AngloGold Ashanti’s Obuasi mine and our inactive underground mine at Prestea historically being the two major producers. Several other areas in Ghana have also produced significant amounts of gold. Annual gold production in Ghana has exceeded two million ounces in recent years.

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

The following table presents the high, low and average afternoon fixed prices for gold per ounce on the London Bullion Market over the past ten years:

Year	High	Low	Average	Average Price Received by Golden Star
1999	326	253	279	293
2000	313	264	279	280
2001	293	256	271	271
2002	349	278	310	311
2003	416	320	363	364
2004	454	375	410	410
2005	537	411	445	446
2006	725	525	603	607
2007	841	608	695	713
2008	1,011	713	872	870
To February 24, 2009	990	813	894

Data Source: www.kitco.com

The following diagram depicts the organizational structure of Golden Star and its significant subsidiaries:

BUSINESS STRATEGY AND DEVELOPMENT

Our business and development strategy has been focused primarily on the acquisition of producing and development-stage gold properties in Ghana and on the exploration, development and operation of these properties.

In line with our business strategy, we acquired Bogoso in 1999 and have operated a nominal 1.5 million tonne per year carbon-in-leach (“CIL”) processing plant most of the time since then to process oxide and other non-refractory ores (“Bogoso oxide plant”). In 2001, we acquired Prestea and mined surface deposits at Prestea from late 2001 to late 2006. In late 2002, we acquired Wassa, and constructed a new nominal 3.0 million tonne per annum CIL processing plant at Wassa, which began commercial operation in April 2005. In July 2007, we completed construction and development of a new nominal 3.5 million tonnes per annum processing facility at Bogoso/Prestea that uses bio-oxidation technology to treat refractory sulfide ore (“Bogoso sulfide plant”).

In late 2005, we acquired the HBB properties consisting of the Benso and Hwini-Butre properties. Development activities were initiated in late 2007 at Benso, and in the third quarter of 2008, Benso began trucking ore to the Wassa plant for processing.

Our overall objective is to grow our business to become a mid-tier gold producer with an annualized production rate in excess of 500,000 ounces. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.

In addition to our gold mining and development activities, we actively explore for gold in West Africa and South America, investing approximately $15.8 million on such activities during 2008 and $13.9 million in 2007. We are conducting regional reconnaissance projects in Ghana, Cote d’Ivoire and Sierra Leone and have drilled more advanced targets in Ghana, Niger and Burkina Faso. We are also evaluating a property in French Guiana and participating in a joint venture in Suriname.

See Item 2 – “Description of Properties” for additional details on our assets

GOLD PRODUCTION AND UNIT COSTS

The following table shows historical and projected gold production and cash operating costs.

Production and Cost Per Ounce(1) (2)	2006	2007	2008	2009 Projected
BOGOSO/PRESTEA (Sulfide and Oxide Plants)
Gold Sales (thousands of ounces)	103.8	120.2	170.5	200.0
Cash Operating Cost ($/oz)	412	766	837	650
WASSA (Wassa and HBB)
Production (thousands of ounces)	97.6	126.1	125.4	200.0
Cash Operating Cost ($/oz)	475	444	554	450
CONSOLIDATED
Consolidated Total Sales (thousands of ounces)	201.4	246.3	295.9	400.0
Consolidated Cash Operating Cost ($/oz)	442	602	717	550

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of cash operating cost per ounce.

(2)	Gold production is shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. The Government of Ghana, which has a 10% carried interest in Bogoso/Prestea, Wassa, and the HBB Properties would receive 10% of any dividends distributed from Bogoso/Prestea and Wassa once all capital costs have been repaid.

(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of increasing trends in gold sales.

MINERAL RESERVES

Our Proven and Probable Mineral Reserves are estimated in conformance with definitions set out in NI 43-101. We have filed Technical Reports regarding the initial disclosure of Mineral Reserves and Mineral Resources for Bogoso / Prestea and Wassa/ HBB as required by NI 43-101. The Proven and Probable Mineral Reserves are those ore tonnages contained within economically optimized pits, configured using current and predicted mining and processing methods and related operating costs and performance parameters. We believe that our Mineral Reserves are estimated on a basis consistent with the definition of proven and probable reserves prescribed for use in the US by the US Securities and Exchange Commission and set forth in SEC Industry Guide 7. See our “Glossary of Terms.”

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

The following table summarizes our estimated Proven and Probable Mineral Reserves as of December 31, 2008 and December 31, 2007:

PROVEN AND PROBABLE MINERAL RESERVES

	As at December 31, 2008			As at December 31, 2007
Property Mineral Reserve Category	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)
Bogoso/Prestea(1)
Proven Mineral Reserves
Non-refractory	1.2	1.89	0.08	0.5	2.10	0.03
Refractory	9.6	3.34	1.03	14.8	2.89	1.38

Total Proven	10.8	3.18	1.11	15.3	2.86	1.41

Probable Mineral Reserves
Non-refractory	3.9	2.90	0.36	7.3	2.59	0.61
Refractory	9.1	3.07	0.90	22.1	2.66	1.89

Total Probable	13.0	3.02	1.26	29.4	2.64	2.50

Total Proven and Probable
Non-refractory	5.1	2.66	0.43	7.8	2.55	0.64
Refractory	18.7	3.21	1.93	36.9	2.75	3.27

Total Bogoso/Prestea Proven and Probable	23.8	3.09	2.36	44.8	2.72	3.91

Wassa(2)
Proven Mineral Reserves
Non-refractory	0.4	1.01	0.01	0.7	0.99	0.02
Probable Mineral Reserves
Non-refractory	11.3	2.47	0.90	16.9	1.82	0.99

Total Wassa Proven & Probable	11.7	2.42	0.91	17.6	1.79	1.01

Totals
Proven Mineral Reserves
Non-refractory	1.6	1.68	0.09	1.2	1.45	0.06
Refractory	9.6	3.34	1.03	14.8	2.89	1.38

Total Proven	11.2	3.10	1.12	16.1	2.78	1.44

Probable Mineral Reserves
Non-refractory	15.2	2.58	1.26	24.2	2.06	1.60
Refractory	9.1	3.07	0.90	22.1	2.66	1.89

Total Probable	24.3	2.76	2.16	46.3	2.35	3.49

Total Proven and Probable
Non-refractory	16.8	2.49	1.35	25.4	2.03	1.66
Refractory	18.7	3.21	1.93	36.9	2.75	3.27

Total Proven and Probable	35.5	2.87	3.28	62.3	2.46	4.93

Notes to the Mineral Reserve Statement:

(1)	The stated Mineral Reserve for Bogoso/Prestea includes Prestea South, Pampe and Mampon.

(2)	The stated Mineral Reserve for Wassa includes the Hwini-Butre and Benso properties.

(3)	The stated Mineral Reserves have been prepared in accordance with Canada’s National Instrument 43-101 Standards of Disclosure for Mineral Projects and are classified in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum’s “CIM Definition Standards – For Mineral Resources and Mineral Reserves”. Mineral Reserves are equivalent to Proven and Probable Reserves as defined by the SEC Industry Guide 7. Mineral Reserve estimates reflect the Company’s reasonable expectation that all necessary permits and approvals will be obtained and maintained.

(4)	The 2008 and 2007 Mineral Reserves have been prepared under the supervision of Mr. Peter Bourke, P.Eng., Vice President Technical Services for the Company. Mr. Bourke is a “Qualified Person” as defined by Canada’s National Instrument 43-101.

(5)	The Mineral Reserves at December 31, 2008 were estimated using a gold price of $700 per ounce, which is approximately equal to the three year average gold price. At December 31, 2007 Mineral Reserves were estimated using a gold price of $560 per ounce.

(6)	The terms “non-refractory” and “refractory” refer to the metallurgical characteristics of the ore and are defined in the Glossary of Terms. We plan to process the refractory ore in our sulfide bio-oxidation plant at Bogoso and to process the non-refractory ore using our more traditional gravity, flotation and/or cyanidation techniques.

(7)	Optimized pit parameters are based on historical and projected operating costs at Bogoso/Prestea, Wassa and Hwini-Butre and Benso. Metallurgical recoveries are based on historical performance or estimated from test work and typically range between 80% to 95% for non-refractory ores and between 70% to 85% for refractory ores. Pit designs are based on geotechnical criteria established by external consultants. Mining dilution and mining recovery vary by deposit and have been applied in estimating the Mineral Reserves. A government royalty of 3% is allowed as are other applicable royalties.

(8)	Mineral Reserves are expressed on a 100% basis. Our share of the Mineral Reserves is subject to the Government of Ghana’s 10% carried interest which entitles it to a 10% dividend once our capital costs have been recovered.

(9)	Numbers may not add due to rounding.

Stockpiled Ores

Stockpiled ores are included in the Mineral Reserves for both Bogoso/Prestea and Wassa. Details of the proven stockpiles included in the Mineral Reserves at year-end 2008 and 2007 are summarized in the table below.

PROVEN STOCKPILES INCLUDED IN MINERAL RESERVES

	As at December 31, 2008			As at December 31, 2007
Property Mineral Reserve Category	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)
Bogoso/Prestea
Proven Stockpiles
Non-refractory	0.0	2.32	0.00	0.1	2.49	0.01
Refractory	0.1	2.32	0.01	0.9	2.72	0.08

Total Proven Stockpiles	0.1	2.32	0.01	1.0	2.69	0.09
Wassa
Proven Stockpiles
Non-refractory	0.3	0.98	0.01	0.5	0.85	0.01

Totals
Proven Stockpiles
Non-refractory	0.4	1.10	0.01	0.6	1.18	0.02
Refractory	0.1	2.32	0.01	0.9	2.72	0.08

Total Proven	0.5	1.36	0.02	1.5	2.09	0.10

Reconciliation of Mineral Reserves as shown under NI 43-101 and under SEC Industry Guide 7

Since we report our Mineral Reserves to both NI 43-101 and SEC Industry Guide 7 standards, it is possible for our Mineral Reserve figures to vary between the two. Where such a variance occurs it will arise from the differing requirements for reporting Mineral Reserves. For example, NI 43-101 has a minimum requirement that Mineral Reserves be supported by a pre-feasibility study, whereas SEC Industry Guide 7 requires support from a detailed feasibility study that demonstrates that economic extraction is justified.

For the Mineral Reserves at December 31, 2008 and 2007, there is no difference between the Mineral Reserves as disclosed under NI 43-101 and those disclosed under SEC Industry Guide 7, and therefore no reconciliation is provided.

Reconciliation of Proven and Probable Mineral Reserves - December 31, 2007 to December 31, 2008

Reconciliation	Tonnes (millions)	Contained Ounces (millions)	Tonnes (% of Opening)	Ounces (% of Opening)
Opening Mineral Reserves at December 31, 2007	62.3	4.93	100	100
Gold Price Increase(1)	31.2	1.54	50	31
Exploration Changes(2)	(1.0)	(0.10)	(2)	(2)
Mining Depletion(3)	(5.5)	(0.39)	(9)	(8)
Engineering (4)	(51.5)	(2.70)	(83)	(55)

Closing Mineral Reserves at December 31, 2008 (5)	35.5	3.28	57	67

Notes to the reconciliation of Mineral Reserves:

(1)	Gold Price Increase represents changes resulting from an increase in gold price used in the Mineral Reserve estimates from $560 per ounce in 2007 to $700 per ounce in 2008.

(2)	Exploration Changes include changes due to geological modeling, data interpretation and resource block modeling methodology as well as due to exploration discovery of new mineralization.

(3)	Mining Depletion represents 2007 Mineral Reserve mined and processed in 2008 before considering recovery losses and therefore does not correspond with 2008 actual gold production.

(4)	Engineering includes changes as a result of engineering facts such as changes in operating costs, mining dilution and recovery assumptions, metallurgical recoveries, pit slope angles and other mine design and permitting considerations.

(5)	Numbers may not add due to rounding.

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

Our Measured and Indicated Mineral Resources which are reported in this Form 10-K do not include that part of our Mineral Resources that have been converted to Proven and Probable Mineral Reserves as shown above, and have been estimated in compliance with definitions set out in NI 43-101. Golden Star Resources has filed Technical Reports regarding the initial disclosure of Mineral Reserves and Mineral Resources for Bogoso/Prestea, Wassa and the HBB properties as required by NI 43-101 regulations. See our “Glossary of Terms.”

Except as otherwise provided, the total Measured and Indicated Mineral Resources for all properties have been estimated at an economic cut-off grade based on a gold price of $700 per ounce for December 31, 2008 and $640 per ounce for December 31, 2007 and on economic parameters deemed realistic. The economic cut-off grades for Mineral Resources are higher than those for Mineral Reserves and are indicative of the fact that the Mineral Resource estimates include material that may become economic under more favorable conditions including increases in gold price.

The following table summarizes our estimated non-reserves - Measured and Indicated Mineral Resources as of December 31, 2008 as compared to the totals for December 31, 2007:

	Measured		Indicated		Measured & Indicated
Property	Tonnes (millions)	Gold Grade (g/t)	Tonnes (millions)	Gold Grade (g/t)	Tonnes (millions)	Gold Grade (g/t)
Bogoso/Prestea(1)	5.4	2.24	11.9	2.54	17.3	2.44
Prestea Underground	—	—	1.4	13.92	1.4	13.92
Wassa	—	—	3.9	0.89	3.9	0.89
Benso	—	—	0.8	2.24	0.8	2.24
Hwini-Butre (9)	—	—	1.0	3.43	1.0	3.43
Goulagou(8)	—	—	2.7	1.75	2.7	1.75

Total 2008	5.4	2.24	21.6	2.89	27.0	2.76

Total 2007	3.1	1.75	20.0	2.72	23.2	2.59

Notes to Non-Reserves - Measured and Indicated Mineral Resources Table:

(1)	The Mineral Resources for Bogoso/Prestea include Pampe and Mampon.

(2)	The Mineral Resources were estimated in accordance with the definitions and requirements of Canada’s National Instrument 43-101. The Mineral Resources are equivalent to Mineralized Material as defined by the SEC Industry Guide 7.

(3)	The Mineral Resources, other than for Goulagou (see Note 8), were estimated using optimized pit shells at a gold price of $800 per ounce from which the Mineral Reserves have been subtracted. Other than gold price, the same optimized pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. The Prestea Underground resource was estimated using an $800 per ounce gold price and operating cost estimates. In 2007, we used a gold price of $640 per ounce for the optimized shell.

(4)	The Mineral Resources are not included in and are in addition to the Mineral Reserves described above.

(5)	The Qualified Person for the estimation of the Mineral Resources is S. Mitchel Wasel, Golden Star Resources Vice President of Exploration.

(6)	Numbers may not add due to rounding.

(7)	Mineral Resources are shown on a 100% basis. The Mineral Resources shown above, other than for Goulagou, are subject to the Government of Ghana’s 10% carried interest which entitles it to a 10% dividend once capital costs have been recovered, in the case of Bogoso/Prestea, Wassa and Hwini-Butre and Benso. The Mineral Resources at Prestea Underground are subject to the Government of Ghana’s 19% minority interest, with Golden Star having an 81% beneficial interest. Goulagou is 10% owned by a third party.

(8)	The Mineral Resources for Goulagou were estimated using optimized pit shells at a gold price of $560. Pit optimization parameters for the Goulagou Mineral Resources were estimated based on feasibility studies on other similar gold deposits in Burkina Faso, Golden Star’s experience in West Africa, and from limited metallurgical test work on the Goulagou ores. Heap leach processing was the assumed processing option for this deposit.

(9)	The Hwini Butre Indicated Mineral Resource includes 0.2 million tonnes at a grade of 5.31 g/t which occurs below the $800 pit shells and which we believe may be exploitable by under ground mining.

NON-RESERVES - INFERRED MINERAL RESOURCES

Cautionary Note to US Investors concerning estimates of Inferred Mineral Resources

This section uses the term “Inferred Mineral Resources.” We advise US investors that while this term is recognized and required by NI 43-101, the US Securities and Exchange Commission does not recognize it. “Inferred Mineral Resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of Inferred Mineral Resources will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of Inferred Mineral Resources cannot form the basis of feasibility or other economic studies. US investors are cautioned not to assume that part or all of the Inferred Mineral Resource exists, or is economically or legally mineable.

Our Inferred Mineral Resources have been estimated in compliance with definitions defined by NI 43-101. Golden Star Resources has filed Technical Reports regarding the initial disclosure of Mineral Reserves and Mineral Resources for Bogoso/Prestea, Wassa and the HBB properties as required by NI 43-101. See our “Glossary of Terms.”

The total Inferred Mineral Resources for all our open pit deposits are those ore tonnages contained within economically optimized pits, configured using current and predicted mining and processing methods and related operating costs and performance parameters. Except as otherwise indicated, the Inferred Mineral Resources for all properties have been estimated at economic cut-off grades based on gold prices of $800 per ounce and $640 per ounce as of December 31, 2008 and December 31, 2007, respectively, and economic parameters deemed realistic.

The following table summarizes estimated non-reserves – Inferred Mineral Resources as of December 31, 2008 as compared to the total for December 31, 2007:

Property	Tonnes (millions)	Gold Grade (g/t)
Bogoso/Prestea(1)	2.5	3.43
Prestea Underground	5.0	7.44
Benso	0.4	4.04
Hwini-Butre (10)	0.5	4.53
Chichiwelli Manso	1.0	2.12
Goulagou(8)	0.5	1.02
Paul Isnard(9)	9.2	2.51

Total 2008	19.1	3.94

Total 2007	20.2	3.68

Notes to Non-Reserves - Inferred Mineral Resources Table

(1)	The Inferred Mineral Resources for Bogoso/Prestea incorporates Pampe and Mampon.

(2)	The Inferred Mineral Resources were estimated in accordance with the definitions and requirements of Canada’s National Instrument 43-101. Inferred Mineral Resources are not recognized by the United States Securities and Exchange Commission.

(3)	The Inferred Mineral Resources, other than for, Goulagou and Paul Isnard, were estimated using an optimized pit shell at a gold price of $800 per ounce from which the Mineral Reserves have been subtracted. Other than gold price, the same optimized pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. For Goulagou and Paul Isnard optimized pit shells at a gold price of $560 and $640 were respectively used. In 2007, we used a gold price of $640 per ounce for the optimized shell. The Prestea Underground resource was estimated using an $800 per ounce gold price and operating cost estimates.

(4)	The Inferred Mineral Resources are not included in and are in addition to the Mineral Reserves described above.

(5)	The Qualified Person for the estimation of the Inferred Mineral Resources is S. Mitchel Wasel, Golden Star Resources Vice President of Exploration.

(6)	Numbers may not add due to rounding.

(7)	Inferred Mineral Resources are shown on a 100% basis. The Inferred Mineral Resources shown are subject to the Government of Ghana’s 10% carried interest which entitles it to a 10% dividend once our capital costs have been recovered, in the case of Bogoso/Prestea, Wassa, Hwini-Butre and Benso. The Inferred Mineral Resources at Prestea Underground, are subject to the Government of Ghana’s 19% minority interest, with Golden Star currently having an 81% beneficial interest.

(8)	Pit optimization parameters for the Goulagou Inferred Mineral Resources were estimated based on feasibility studies on other similar gold deposits in Burkina Faso, Golden Star’s experience in West Africa, and from limited metallurgical test work on the Goulagou ores. Heap leach processing was the assumed processing option for this deposit.

(9)	This property is held in trust for Golden Star. See Note 15 to our financial statements in this December 31, 2008 Form 10-K.

(10)	The Hwini Butre Inferred Mineral Resource includes 0.2 million tonnes at a grade of 5.08 g/t which occurs below the $800 pit shells and which we believe may be exploitable by under ground mining.

EMPLOYEES

As of December 31, 2008, Golden Star, including our majority-owned subsidiaries, had approximately 2,400 full time employees and approximately 400 contract employees, for a total of 2,800, a 30% increase from the approximately 2,150 people employed at the end of 2007. The 2008 total includes 18 employees at our principal office in Littleton, Colorado and 7 exploration personnel in South America.

CUSTOMERS

Currently all of our gold production is shipped to a South African gold refinery in accordance with a long-term gold sales contract. The refiner arranges for sale of the gold on the day it is shipped from the mine site and we receive payment for gold sold approximately three working days or less after the gold leaves the mine site. The global gold market is competitive with numerous banks and refineries willing to buy gold on short notice. Therefore we believe that the loss of our current customers would not materially delay or disrupt revenues.

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

SEASONALITY

All of our operations are in tropical climates that experience annual rainy seasons. Ore output from our surface mining operations can be reduced during wet periods but mine plans are formulated to compensate for the periodic decreases and typically mining operations are not materially affected by rainy seasons. Exploration activities in Ghana and in the Guiana Shield in South America are generally timed to avoid the rainy periods to ease transportation logistics associated with wet roads and swollen rivers. In 2006 and early 2007, decreases in rainfall in the Volta River catchment basin resulted in reduced electric power availability from a hydroelectric power plant that produces a major portion of Ghana’s electric power. During 2008 rainfall in Ghana was within the normal range and adequate power was available.

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

The price of our common shares, our financial results and our exploration, development and mining activities have previously been, and would in the future be, significantly adversely affected by a substantial or prolonged decline in the price of gold. The price of gold is volatile and is affected by numerous factors beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold-producing countries throughout the world. Any drop in the price of gold adversely impacts our revenues, profits and cash flows. In particular, a sustained low gold price could:

•	cause suspension of our mining operations at Bogoso/Prestea, Wassa and Benso if these operations become uneconomic at the then-prevailing gold price, thus further reducing revenues;

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

We experienced a net loss of $120.1 million in 2008 and have experienced net losses in other prior fiscal years. Numerous factors, including declining gold prices, lower than expected ore grades or higher than expected operating costs, and impairment write-offs of mine property and/or exploration property costs, could cause us to continue to be unprofitable in the future. Future operating losses could make financing our operations and our business strategy, including pursuit of the growth opportunities anticipated at the HBB properties, or raising additional capital, difficult or impossible and could materially and adversely affect our operating results and financial condition.

Our obligations could strain our financial position and impede our business strategy.

We had total consolidated debt and liabilities as of December 31, 2008 of $266.1 million, including $0.6 million payable to banks; $31.1 million in equipment financing loans; $93.7 million ($125.0 million including the loan’s equity portion) in convertible senior unsecured debentures maturing November 30, 2012; $74.2 million of current trade payables, accrued current and other liabilities; $33.1 million of future taxes; $1.7 million of derivative liabilities and a $31.7 million accrual for environmental rehabilitation liabilities. Our indebtedness and other liabilities may increase as a result of general corporate activities. These liabilities could have important consequences, including the following:

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

Fluctuation in gold prices, results of drilling, metallurgical testing, changes in operating costs, production, and the evaluation of mine plans subsequent to the date of any estimate could require revision of the estimates. The volume and grade of Mineral Reserves mined and processed and recovery rates might not be the same as currently anticipated. Any material reductions in estimates of our Mineral Reserves and non-reserves, or of our ability to extract these Mineral Reserves and non-reserves, could have a material adverse effect on our results of operations and financial condition.

We currently have only two sources of operational cash flows, which could be insufficient by themselves to fund our continuing exploration and development activities.

While we have received significant infusions of cash from sales of equity and debt, our only current significant internal sources of funds are operational cash flows from Bogoso/Prestea and Wassa/HBB. The anticipated continuing exploration and development of our properties are expected to require significant expenditures over the next several years as we continue to focus on development of the HBB properties and Prestea South and other deposits at Bogoso. Although we expect sufficient internal cash flow to cover all of these projects, such expenditures may exceed free cash flows generated by Bogoso/Prestea and Wassa/HBB in future years and therefore we may require additional external debt or equity financing. Our ability to raise significant new capital will be a function of macroeconomic conditions, future gold prices, our operational performance and our then current cash flow and debt position, among other factors. In light of the current limited global availability of credit, we may not be able to obtain adequate financing on acceptable terms or at all, which could cause us to delay or indefinitely postpone further exploration and development of our properties. As a result, we could lose our interest in, or could be forced to sell, some of our properties.

We are subject to fluctuations in currency exchange rates, which could materially adversely affect our financial position.

Our revenues are in United States dollars, and we maintain most of our working capital in United States dollars or United States dollar-denominated securities. We convert our United States funds to foreign currencies as certain payment obligations become due. Accordingly, we are subject to fluctuations in the rates of currency exchange between the United States dollar and these foreign currencies, and these fluctuations could materially affect our financial position and results of operations. A significant portion of the operating costs at Bogoso/Prestea and Wassa/HBB is based on the Ghanaian currency, the Cedi. We are required to convert into Cedis 20% of the foreign exchange proceeds that we receive from selling gold, but the Government of Ghana could require us to convert a higher percentage of gold sales proceeds into Cedis in the future. In addition, we currently have future obligations that are payable in South African Rand and Euros, and receivables collectible in Euros. We obtain construction and other services and materials and supplies from providers in South Africa and other countries. The costs of goods and services could increase or decrease due to changes in the value of the United States dollar or the Cedi, Euros, the South African Rand or other currencies. Consequently, operation and development of our properties could be more costly than anticipated.

In the past, we have entered into forward purchase contracts for South African Rand and Australian dollars to hedge expected purchase of capital assets in South Africa and Australia. As of February 24, 2009 we had no currency-related derivatives.

Our hedging activities might be unsuccessful and incur losses.

During the third and fourth quarters of 2008, we entered into gold forward price contracts in response to a significant increase in recent gold price volatility. All of these contracts had terms of 180 days or less. All of the contracts entered into in the third quarter expired by December 31, 2008. All of the contracts entered into during the fourth quarter of 2008 will expire by March 31, 2009. These hedges and any further hedging activities might not protect adequately against declines in the price of gold. In addition, although a hedging program could protect us from a decline in the price of gold; it might also prevent us from benefiting fully from price increases. For example, as part of a hedging program, we could be obligated to sell gold at a price lower than the then-current market price.

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

We are subject to litigation risks.

All industries, including the mining industry, are subject to legal claims, with and without merit. We are currently involved in litigation relating to crop compensation, transfer of ownership of an exploration project and to the validity of various concession contracts and settlements related to the Hwini-Butre concession. We believe these actions are frivolous and entirely without merit, and we are vigorously defending against these action on numerous grounds. We are also involved in various routine legal proceedings incidental to our business. Defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding could have a material effect on our future financial position and results of operations.

Operational Risks

We are subject to a number of operational events that can delay production or result in liability to us.

Our activities are subject to a number of risks and hazards including:

•	power shortages;

•	mechanical and electrical equipment failures;

•	parts availability;

•	unexpected changes in ore grades

•	unexpected changes in ore chemistry and gold recoverability

•	environmental hazards;

•	discharge of pollutants or hazardous chemicals;

•	industrial accidents;

•	labor disputes and shortages;

•	supply and shipping problems and delays;

•	shortage of equipment and contractor availability;

•	unusual or unexpected geological or operating conditions;

•	cave-ins of underground workings;

•	slope failures and failure of pit walls or dams;

•	fire;

•	marine and transit damage and/or loss;

•	changes in the regulatory environment; and

•	natural phenomena such as inclement weather conditions, floods, droughts and earthquakes.

These or other occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, delayed production, monetary losses and possible legal liability. Satisfying such liabilities could be very costly and could have a material adverse effect on our financial position and results of operations.

Our mining operations are subject to numerous environmental laws, regulations, permitting requirements and bonding requirements that can delay production and adversely affect operating and development costs.

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

Mining and processing gold from the south end of the Prestea property and from the Mampon property as well as the other planned activities will require mining, environmental, and other permits and approvals from the Government of Ghana. These permits and approvals may not be issued on a timely basis or at all, and such permits and approvals, when issued, may be subject to requirements or conditions with which it is burdensome or uneconomic to comply. Such permitting issues could adversely affect our projected production commencement dates, production amounts and costs.

Our pit at Dumasi will require us to implement a resettlement action plan and reach agreements with the residents that live close to the pits. These negotiations could be difficult or unsuccessful and may materially affect our ability to access these Mineral Reserves and Mineral Resources.

Due to an increased level of non-governmental organization activity targeting the mining industry in Ghana, the potential for the Government of Ghana to delay the issuance of permits or impose new requirements or conditions upon mining operations in Ghana may increase. Any changes in the Government of Ghana’s policies may be costly to comply with and may delay mining operations. The exact nature of other environmental control problems, if any, which we may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within various jurisdictions.

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

Mine development projects, including our recent development at Benso and expansion at Bogoso/Prestea typically require a number of years and significant expenditures during the development phase before production is possible.

Development projects are subject to the completion of successful feasibility studies and environmental and socioeconomic assessments, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

•	estimation of Mineral Reserves and Mineral Resources;

•	mining rate, dilution and recovery;

•	anticipated metallurgical characteristics of the ore and gold recovery rates;

•	environmental and community considerations, permitting and approvals;

•	future gold prices; and

•	anticipated capital and operating costs.

Estimates of Proven and Probable Mineral Reserves and operating costs developed in feasibility studies are based on reasonable assumptions including geologic and engineering analyses and might not prove to be accurate.

The management of mine development projects and start up of new operations are complex. Completion of development and the commencement of production may be subject to delays, as occurred at Wassa and in connection with the Bogoso sulfide expansion project. Any of the following events, among others, could affect the profitability or economic feasibility of a project:

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

•

government regulations (including regulations relating to prices, royalties, duties, taxes, permitting, restrictions on production, quotas on exportation of minerals, protection of the environment and agricultural lands, including bonding requirements);

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

Because mines have limited lives based on Proven and Probable Mineral Reserves, we must continually replace and expand Mineral Reserves as our mines produce gold. We are required to estimate mine life in connection with our estimation of reserves, but our estimates may not be correct. In addition, mine life would be shortened if we expand production or if we lose reserves due to changes in gold price or operating costs. Our ability to maintain or increase our annual production of gold will be dependent in significant part on our ability to bring new mines into production and to expand or extend the life of existing mines.

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

Gold exploration, including the exploration of the Prestea Underground and other projects, involves a high degree of risk. Exploration projects are frequently unsuccessful. Few prospects that are explored are ultimately developed into producing mines. We cannot assure you that our gold exploration efforts will be successful. The success of gold exploration is dependent in part on the following factors:

•	the identification of potential gold mineralization based on surface analysis;

•	availability of prospective land;

•	availability of government-granted exploration and exploitation permits;

•	the quality of our management and our geological and technical expertise; and

•	the funding available for exploration and development.

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

We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, gold. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we might be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our future revenues, operations and financial condition could be materially adversely affected.

Title to our mineral properties could be challenged.

We seek to confirm the validity of our rights to title to, or contract rights with respect to, each mineral property in which we have a material interest. We have mining leases with respect to our Bogoso/Prestea, Wassa, Prestea Underground and HBB properties. As of February 2009, our mineral rights at the Paul Isnard gold property in French Guiana and various concession contracts and settlements related to the Hwini-Butre concession are being challenged by third parties. Although we are vigorously defending these challenges, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained a secure claim to individual mineral properties or mining concessions is limited. We generally do not conduct surveys of our properties until they have reached the development stage, and therefore, the precise area and location of such properties could be in doubt. Accordingly, our mineral properties could be subject to prior unregistered agreements, transfers or claims, and title could be affected by, among other things, undetected defects. In addition, we might be unable to operate our properties as permitted or to enforce our rights with respect to our properties.

We depend on the services of key executives.

We are dependent on the services of key executives including our President and Chief Executive Officer and a small number of highly skilled and experienced executive personnel. Due to the relatively small size of our management team, the loss of one or more of these persons or our inability to attract and retain additional highly skilled employees could have an adverse effect on our business and future operations.

Our insurance coverage could be insufficient.

Our business is subject to a number of risks and hazards generally, including:

•	adverse environmental conditions;

•	industrial accidents;

•	labor disputes;

•	unusual or unexpected geological conditions;

•	ground or slope failures;

•	cave-ins;

•	changes in the regulatory environment;

•	marine transit and shipping damage and/or losses;

•	natural phenomena such as inclement weather conditions, floods and earthquakes; and

•	political risks including expropriation and civil war.

Such occurrences could result in:

•	damage to mineral properties or production facilities and equipment;

•	personal injury or death;

•	loss of legitimate title to properties;

•	environmental damage to our properties or the properties of others;

•	delays in mining, processing and development;

•	monetary losses; and

•	possible legal liability.

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

We are subject to changes in the regulatory environment where we operate which may increase our costs of compliance.

Our mining operations and exploration activities are subject to extensive regulation governing various matters, including:

•	licensing;

•	production;

•	taxes;

•	disposal of process water or waste rock;

•	toxic substances;

•	development and permitting;

•	exports and imports;

•	labor standards;

•	mine and occupational health and safety;

•	environmental protection and corporate responsibility; and

•	mine reclamation and closure plans.

Compliance with these regulations increases the costs of the following:

•	planning;

•	designing;

•	drilling;

•	operating;

•	developing;

•	constructing; and

•	closure, reclamation and rehabilitation.

We believe that we are in substantial compliance with current laws and regulations in Ghana and elsewhere. However, these laws and regulations are subject to frequent change and reinterpretation Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation or interpretation of these laws and regulations could have a material adverse impact on us. These factors could cause a reduction in levels of production and delay or prevent the development or expansion of our properties in Ghana.

The implementation of changes in regulations that limit the amount of proceeds from gold sales that could be withdrawn from Ghana could also have a material adverse impact on us, as Bogoso/Prestea and Wassa are currently our only sources of internally generated operating cash flows.

Environmental bonding requirements are under review in Ghana and bonding requirements may be increased.

As part of its periodic assessment of mine reclamation and closure costs, the EPA reviews the adequacy of reclamation bonds and guarantees. In certain cases it has requested higher levels of bonding based on its findings. If the EPA were to require additional bonding at our properties, it may be difficult, if not impossible, to provide sufficient bonding given the current disruptions in the world financial markets. If we are unable to meet any such increased requirements or negotiate an acceptable solution with the Ghanaian government, our operations and exploration and development activities in Ghana may be materially adversely affected.

The Government of Ghana has the right to increase its interest in certain subsidiaries.

In accordance with the Minerals and Mining Act, 2006 (Act 703), the Government of Ghana has a 10% carried interest in the mineral operations of Ghanaian mining companies. The carried interest comes into existence at the time the government issues a mining license. As such, the Government of Ghana currently has a 10% carried interest in our subsidiaries that own the Bogoso/Prestea mine, the HBB properties, the Wassa mine, and the Prestea Underground property.

Under Act 703, the Government has the right to acquire a special share or “golden share” in such subsidiaries at any time for no consideration or such consideration as the Government of Ghana and such subsidiaries might agree, and a pre-emptive right to purchase all gold and other minerals produced by such subsidiaries. A “golden share” carries no voting rights and does not participate in dividends, profits or assets.

While the Government of Ghana has not sought to exercise any of these rights at our properties, any such attempts to do so in the future could adversely affect our financial results.

We are subject to risks relating to exploration, development and operations in various countries.

Our assets and operations are affected by various political and economic uncertainties in the countries where we operate, including:

•	war, civil unrest, terrorism, coups or other violent or unexpected changes in government;

•	political instability and violence;

•	expropriation and nationalization;

•	renegotiation or nullification of existing concessions, licenses, permits, and contracts;

•	illegal mining;

•	changes in taxation policies;

•	restrictions on foreign exchange and repatriation; and

•

changing political conditions, currency controls, and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

Illegal mining has occurred on our properties, is difficult to control, can disrupt our business and can expose us to liability.

We continue to experience illegal mining activity on our mining and exploration properties. Most of this activity is on our Prestea South and Hwini-Butre properties. While we are proactively working with local, regional and national governmental authorities to obtain protection of our property rights, any action on the part of such authorities may not occur, may not fully address our problems or may be delayed.

In addition to the impact on our Mineral Reserves and non-reserves, the presence of illegal miners can lead to project delays and disputes and delays regarding the development or operation of commercial gold deposits. The work performed by the illegal miners could cause environmental damage or other damage to our properties, or personal injury or death, for which we could potentially be held responsible. Illegal miners may work on other of our properties from time to time, and they may in the future increase their presence and have increased negative impacts such as those described above on such other properties.

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

Market Risks

The market price of our common shares has experienced volatility and could continue to do so in the future.

Our common shares are listed on the NYSE Alternext US, the Toronto Stock Exchange and the Ghana Stock Exchange. Companies with market capitalizations similar to ours have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in gold prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. Other factors unrelated to our performance that could have an effect on the price of our common shares include the following:

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

•

a substantial decline in our stock price that persists for a significant period of time could cause our securities to be delisted from the NYSE Alternext US and the Toronto Stock Exchange further reducing market liquidity.

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

Holders of our common shares, warrants or options to purchase our common shares or convertible debentures (collectively, “Equity Securities) who are U.S. taxpayers should consider that we could be considered to be a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes. Although we believe that we were not a PFIC for 2008, and do not expect to become a PFIC in 2009 and in the foreseeable future, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control, and can be subject to uncertainties, and we cannot assure you that we will not be a PFIC. We undertake no obligation to advise holders of our Equity Securities as to our PFIC status for any year.

If we are a PFIC for any year, any person who holds our Equity Securities who is a U.S. person for U.S. income tax purposes (a “U.S. Holder”) and whose holding period for those Equity Securities includes any portion of a year in which we are a PFIC generally would be subject to a special adverse tax regime in respect of “excess distributions.” Excess distributions include certain distributions received with respect to PFIC shares in a taxable year. Gain recognized by a U.S. Holder on a sale or other transfer of our Equity

Securities (including certain transfers that would otherwise be tax free) also would be treated as an excess distributions. Such excess distributions and gains would be allocated ratably to the U.S. Holder’s holding period. For these purposes, the holding period of shares acquired either through an exercise of warrants or options or the conversion of convertible debentures includes the holder’s holding period in the warrant, option or convertible debt.

The portion of any excess distribution (including gains treated as excess distributions) allocated to the current year would be includible as ordinary income in the current year. The portion of any excess distribution allocated to a prior years would be taxed at the highest marginal rate applicable to ordinary income for each such year (regardless of the taxpayer’s actual marginal rate for that year and without reduction by any losses or loss carryforwards) and would be subject to interest charges to reflect the value of the U.S. income tax deferral.

Elections may be available to mitigate the adverse tax rules that apply to PFICs (the so-called “QEF” and “mark-to-market” elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. The QEF and mark-to-market elections are not available to U.S. Holders with respect to warrants or options to acquire our common shares or convertible debentures. We have not decided whether we would provide to U.S. holders of our common shares the annual information that would be necessary to make the QEF election.

Additional special adverse rules also apply to investors who are U.S. Holders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC. Special adverse rules that impact certain estate planning goals could apply to our Equity Securities if we are a PFIC.

The conversion feature of our Convertible Senior Unsecured Debentures could limit increases in the trading price of our common shares.

The conversion price of our 4% Convertible Senior Unsecured Debentures due November 2012 is $5.00 and represented a 31% premium over the closing price of the common shares on the NYSE Alternext US on October 23, 2007, the day prior to commencement of the debenture offering. In the event our share price is greater than the conversion price, this conversion feature may limit the increase in the price of our common shares, since any increase in the stock price above the conversion price will make it more likely that debentures will be converted, thereby exerting a downward pressure on the market price of the common shares.

The existence of outstanding rights to purchase or acquire common shares could impair our ability to raise capital.

As of February 24, 2009, approximately 7.6 million common shares are issuable on exercise of options to purchase common shares at prices ranging from Cdn$1.02 to Cdn$9.07. In addition, 25.0 million common shares are currently issuable upon conversion of our 4% Convertible Senior Unsecured Debentures due in November 2012 (additional shares may be issuable in certain circumstances). During the life of the options, debentures and other rights, the holders are given an opportunity to profit from a rise in the market price of common shares, with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period such rights are outstanding could be adversely affected, and the existence of the rights could have an adverse effect on the price of our common shares. The holders of the options, debentures and other rights can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.

Current Global Financial Condition may impact our ability to obtain financing and may negatively affect our asset values and results of operations.

Current global financial conditions have been characterized by increased volatility and several financial institutions have either gone into bankruptcy or have had to be rescued by governmental authorities. Access to public financing has been negatively impacted by both the rapid decline in value of sub-prime mortgages and the liquidity crisis affecting the asset-backed commercial paper market. These factors may impact our ability to obtain equity or debt financing in the future on favorable terms. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If such increased levels of volatility and market turmoil continue, our operations could be adversely impacted and the trading price of the common shares may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	DESCRIPTION OF PROPERTIES

MAPS OF OPERATIONS AND PROPERTIES

The maps below show the locations of Bogoso, Prestea, Wassa, Pampe, the HBB properties and Mampon in Ghana, and various exploration properties in other areas of West Africa. These properties are described in further detail below.

PROPERTY STATUS TABLE

The chart below summarizes information regarding our more significant properties, which are described in further detail below:

Property		Type of Interest	Expiry Date	Property size	2008 Status	Comments
Bogoso (Ghana)	Bogoso Mining Lease 1	Government granted mining leases held by a 90% owned subsidiary	8/20/2017	50 km2	Active	Mining stage
	Bogoso Mining Lease 2		8/15/2018	45 km2

Bogoso (Ghana)	Bogoso Prospecting License	Prospecting License	3/10/2004 Renewal under application	58.52 km2	Inactive	Exploration stage

Prestea (Ghana)	Prestea Mining Surface Lease	Government granted mining lease held by a 90% owned subsidiary	6/28/2031	115.5 km2	Active	Mining and development stage

Prestea Underground(Ghana)	Prestea Underground Mining Lease	Government granted mining lease held by a 81% beneficial interest	7/6/2031	115.5 km2 lies directly below Prestea surface lease	Active	Exploration stage

Wassa (Ghana)	Wassa Mining Lease	Government granted mining lease held by a 90% owned subsidiary	9/16/2022	52.89 km2	Active	Mining stage

Wassa Regional (Ghana)	Accra Newtown	Prospecting license	5/9/2009	15.68 km2	Active	Exploration stage
	Adaase	Reconnaissance license	10/10/2006 Renewal process in advance stage	45.6km2		Exploration stage
	Ateiku-Twifo	Reconnaissance license (RL)	Processing of RL (new) in advance stage	39.45km2		Exploration stage

Property		Type of Interest	Expiry Date	Property size	2008 Status	Comments

	Dwaben (Safric)	Reconnaissance license	2/7/2007, renewal under application	24.05km2		Exploration stage

	Nyenase	Reconnaissance license	8/17/2005, renewal under application	129.3km2		Exploration stage

Dunkwa-Asikuma (Ghana)		Prospecting license	12/20/2008 Renewal under application,	66 km2	Active	Development stage

Dunkwa-Mansiso (Ghana)		Prospecting license	9/3/2009	56 km2	Active	Exploration stage

Akropong (Ghana)	Alkebulan	Prospecting licenses	7/15/2006 Renewal under application	25.04 km2		Exploration stage
	Joset		11/15/2008	40.25km2	Active
	Kobra-Riyadh East		Renewal under application	138 km2
	Moseaso		01/10/2010	43.2 km2	Active

Pampe	Pampe Mining Lease	Mining lease	6/3/2012	50 km2	Active	Mining and exploration stage

Hwini-Butre (Ghana)		Mining lease	01/10/2012	40 km2	Active	Development stage/advanced exploration stage

Manso (Ghana)		3 Prospecting licenses and joint venture agreements	Various	221.11 km2	Active	Exploration stage

Benso – Subriso Block (Ghana)		Mining lease	09/26/2011	20.38 km2	Active	Mining and Exploration stage

Benso-Amantin & Chichiwelli Blocks (Ghana)		Prospecting license	9/6/2008 Renewal under application	22.46 km2	Active	Exploration Stage

Ghana Regional	Abura	Reconnaissance license – joint venture	9/6/2008 Renewal under application	129.05km2	Active	Exploration Stage
	Adubrim	Reconnaissance license	12/03/2008 Renewal under application	85.17km2
	Afranse	Prospecting license – joint venture	7/24/2009	77.46km2
	Hotopo	Reconnaissance licences- joint venture	12/19/2008 Renewal under application	18.06km2
	Osenese	Prospecting license – joint venture	9/7/2008, Renewal under application	66.21 km2
	Takoradi North	Reconnaissance license	6/6/2008	1282.43 km2

Côte d’Ivoire Regional	Amelekia	Exploration License	8/10/2010	810.05 km2	Active	Exploration Stage
	Abengourou	Exploration License	8/10/2010	998.03 km2
	Agboville	Exploration License	8/10/2010	999.7 km2
	Seguela	Prospecting License	1/9/2010	988 km2

Mano JV (Sierra Leone)	Sonfon South	Mano River Resources Inc	8/3/2007 Renewal under application	160 km2	Active	Exploration stage

	Sonfon North	Mano River Resources Inc	8/3/2007 Renewal under application	100 km2		Exploration stage

Property		Type of Interest	Expiry Date	Property size	2008 Status	Comments
Burkina Faso	Goulagou	Agreement allow earning up to 90%	11/19/2011	181.25 km2	Active	Optioned to Riverstone Resources Inc.
	Rounga	Agreement allow earning up to 90%	10/9/2012	240 km2		Optioned to Riverstone Resources Inc.
	Youba	Agreement allow earning up to 90%	10/17/2017	61.75 km2		Optioned to Riverstone Resources Inc. Formerly part of the optioned Goulagou permit
	Tougou	Exploration Permit – 100% held by GSE-BF (GSR subsidiary)	8/21/2017	128 km2		Exploration stage
	Bangodo	Exploration Permit – 100% held by GSE-BF (GSR subsidiary)	10/17/2017	249.77 km2		Exploration stage
	Kampouaga	100 % held by GSR-BF (GSR Subsidiary)	10/17/2017	243.99 km2		Exploration stage
Niger	Deba	n/a	12/27/2010	742 km2	Active	Exploration stage
	Tialkam	n/a	12/27/2010	1100 km2
French Guiana French Guiana (cont’d)	Bon Espoir PER	Exploration permit	10/31/2006 Renewal under application	465.5 km2	Active	Exploration stage Exploration stage
	Paul-Isnard PER	Exploration permit	11/30/2007 Renewal under application	140 km2	Active
	Paul-Isnard Concession	Mining lease	12/31/2018	1.32 km2
	Paul-Isnard Concession	Mining lease	12/31/2018	5 km2
	Paul-Isnard Concession	Mining lease	12/31/2018	18.47 km2
	Paul-Isnard Concession	Mining lease	12/31/2018	16.07 km2
	Paul-Isnard Concession	Mining lease	12/31/2018	23.92 km2
	Paul-Isnard Concession	Mining lease	12/31/2018	25 km2
	Paul-Isnard Concession	Mining lease	12/31/2018	25 km2
	Paul-Isnard Concession	Mining lease	12/31/2018	25 km2
Brazil Regional:		Various exploration permits and applications	Various	980 km²	Active	Exploration stage
Suriname	Saramacca	Various government granted rights and option agreements with property owners	Rights of exploration renewals and transfers pending under option agreements	536 km2	Active	Exploration stage joint venture with Newmont
	Benzdorp South	Various government granted rights and option agreements with property owners	Rights of exploration and rights of reconnaissance	970 km²	Active	Farm out agreement of underlying option rights

MINING IN GHANA

Ghanaian Ownership and Special Rights

Ghana is situated on the West Coast of Africa, approximately 600 kilometers north of the equator on the Gulf of Guinea. Accra, the capital city of Ghana, is located on the Prime Meridian. Following a period as a British colony, Ghana achieved independence in 1957 and it is now a republic with a democratically elected government. Ghana has a population of approximately 21 million people. English is the official and commercial language. The total land area of the country is approximately 238,000 square kilometers and the topography is relatively flat. Ghana has a tropical climate with two rainy seasons and two dry seasons each year in the western region.

Rights to explore and develop a mine are administered by the Minister of Lands, Forestry and Mines through the Minerals Commission, a governmental organization designed to promote and control the development of Ghana’s mineral wealth in accordance with the Minerals and Mining Act of 2006 (Act 703), which came into effect in March 2006 (“The 2006 Act”). A company or individual can apply to the Minerals Commission for a renewable exploration license granting exclusive rights to explore for a particular mineral in a selected area for an initial period not exceeding three years. When exploration has successfully delineated a Mineral Reserve, an application may be made to the Minerals Commission for conversion to a mining lease, granting a company the right to produce a specific product from the concession area, normally for a period of 20 to 30 years. Production must typically begin within two years of the date of grant of a mining lease.

The 2006 Act, requires that any person who intends to acquire a controlling share of the equity of any mining company that has been granted a mining lease must first give notice of its intent to the Government and obtain its consent prior to acquiring a controlling share.

Under the 2006 Act, the Government of Ghana continues to hold a 10% carried interest in all companies that hold mining leases. The 10% carried interest entitles the Government to a pro-rata share of future dividends. The Government has no obligation to contribute development capital or operating expenses. GSBPL and GSWL owe $476 million and $188 million, respectively, to Golden Star or its subsidiaries as of December 31, 2008 for past advances and interest on these advances, and these amounts would be repaid before payment of any dividends.

Under the 2006 Act, the Government of Ghana continues to be entitled to acquire a special or golden share in any mining company at any time for no consideration or for such consideration as the Government and the mining company might agree. The special share would constitute a separate class of shares with such rights as the Government and the mining company might agree. In the absence of such agreement, the special share would have the following rights:

•

it would carry no voting rights, but the holder would be entitled to receive notice of and to attend and speak at any general meeting of the members or any separate meeting of the holders of any class of shares;

•	it could only be issued to, held by, or transferred to the Government or a person acting on behalf of the Government;

•

the written consent of the holder would be required for all amendments to the organizational documents of the company, the voluntary winding-up or liquidation of the company or the disposal of any mining lease or the whole or any material part of the assets of the company;

•	it would not confer a right to participate in the dividends, profits or assets of the company or a return of assets in a winding up or liquidation of the company;

•	the holder of a special share may require the company to redeem the special share at any time for no consideration or for a consideration determined by the company.

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

Ghanaian Royalty Requirements

The holder of a mining lease is required to pay quarterly a royalty of not less than 3% and not more than 6% of gold revenues. The Government of Ghana determines the royalty percentage each year based on the ratio that the operating margin bears to the value of gold produced from a mining lease in that year. Based on the Mineral Royalty Regulation currently in force, the royalty is 3% when the operating ratio is 30% or less, and increases 0.075% for each 1% increase in operating ratio until it reaches a maximum of 6% at an operating ratio of 70%. In 2008, 2007 and 2006 the royalty rate for GSBPL was 3% of revenues and GSBPL paid $4.5 million, $2.6 million and, $1.9 million, respectively. The royalty payments from GSBPL have not exceeded 3% per annum in any year. GSWL paid a 3% royalty of $3.3 million, $2.7 million and $1.5 million in 2008, 2007 and 2006, respectively.

Ghanaian Environmental Regulations

Environmental matters in Ghana, including those related to mining, fall under the oversight of the Environmental Protection Agency (“EPA”), with some responsibilities lying with the Minerals Commission. The EPA has rules and guidelines that govern environmental impact statements, environmental management plans, mine operations, and mine closure and reclamation, to which our operations are subject. Additional provisions governing surface uses by our stakeholders are provided in the 2006 Act.

In 2005, pursuant to a reclamation bonding agreement between the EPA and GSWL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements, we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. Pursuant to a further bonding agreement between the EPA and GSBPL, we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements, we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit. In 2008 the bond was increased by $0.5 million to cover the Pampe mining site.

In 2008, the EPA required Bogoso/Prestea to resubmit their Environmental Management Plan (“EMP”) with an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the cost estimate and the EMP was submitted to the EPA in February, 2009. We are currently waiting for the EPA’s review and comments.

Reclamation activities were ongoing at both Wassa and Bogoso/Prestea during 2008 to rehabilitate disturbed lands and reduce some of the long-term liabilities including re-profiling waste dumps, capping hard rock with oxide materials, topsoil spreading and planting for both slope stabilization and long-term rehabilitation. Our consolidated reclamation expenditures totaled $1.2 million, $0.9 million and $1.1 million respectively in 2008, 2007 and 2006. We believe all our operations in Ghana are currently in substantial compliance with all environmental requirements.

Environmental Laws and Regulations

All phases of our operations are subject to environmental laws and regulations in the various jurisdictions where we operate. These regulations may define, among other things, air and water quality standards, waste management requirements, and land rehabilitation obligations. In general, environmental legislation is evolving to require stricter operating standards, more detailed social and environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees for social responsibility and safety. Future changes in environmental regulations, will likely affect the way in which we operate, resulting in higher environmental and social operating costs that may affect the viability of our operations.

We use hazardous chemicals in our gold recovery activities that result in the generation of environmental contaminants that may adversely affect air and water quality. To mitigate these effects, we have established objectives in meeting, or surpassing, regulatory requirements in all of our exploration, development, operation, closure, and post-closure activities so that the local environment and communities are protected and that the post-closure land use contributes to the sustainability of the local economy. In order to meet our objectives, we have:

•

Educated our leaders and managers so that they are committed to creating a culture that makes social and environmental matters an integral part of the short- and long-term operations and performance management systems;

•	Worked with our employees so that they understand and accept environmental and social policies and procedures as a fundamental part of the business;

•	Signed the International Cyanide Management Code (“the Code”);

•	Implemented the Code aiming to ensure that our established policies and procedures adhere to the Code’s best practices;

•

Established, or are in the process of establishing, operating standards and procedures that aim to meet or exceed requirements in relevant laws and regulations, the commitments made in our environmental impact statements, environmental and socioeconomic management plans, rehabilitation and closure plans; and any international protocols to which we are a signatory;

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

Governmental approvals and permits are currently required and will likely continue to be required in the future in connection with our operations. To the extent that such approvals are required and not obtained, we could be limited or prohibited from continuing our mining and processing operations or from proceeding with planned exploration or the development of mineral properties.

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

CORPORATE SOCIAL RESPONSIBILITY

In keeping with our health and safety, environmental, community relations and human rights policies, we strive at all times to conduct our business as a responsible corporate citizen. We believe our ongoing success in Ghana depends on our continuing efforts to build good relations with our local stakeholder communities and by incorporating broader stakeholder comments and addressing their concerns in our developing projects and ongoing operations. We believe our success as an employer, as a neighbor and as an important part of the local economy is furthered by contributing to the diversification of the local economy with projects such as our Oil Palm Project and by our support of community-driven projects through our Development Foundation. During 2008, the Development Foundation worked with the local Community Mine Consultation Committees to fund and sponsor several community–driven projects including a medical clinic, scholarships for local students, a police station and school buildings.

The Oil Palm Project continued to attract much favorable attention during 2008 and approximately doubled in size during the year. In July 2008, the first Bogoso plantation plots were handed over to plot holders in a ceremony attended by the Minister of Lands, Forestry, and Mines, and presided over by the Paramount Chief. In all, 69 people were assigned 4 hectare plots within the plantation. Further plantation development and oversight will remain with Golden Star but the ongoing work on the farms and profits generated will be assigned to the individual plot holders. To further transparency, a full suite of procedures governing the operation of Project is now being implemented. For its community efforts, the Project was designated as the first project outside South Africa to be honored with the prestigious Nedbank Green Mining Award.

Our commitment to the development of our stakeholder communities demonstrates Golden Star’s dedication to Ghana and to sharing the success of our operations with our local communities. As we continue to expand the Oil Palm Project, we will integrate more local people and communities into our economic development and outreach programs, so assisting the Western Region of Ghana to achieve its full potential within the broader Ghana development.

OPERATING PROPERTIES

The Bogoso/Prestea Gold Mine

Bogoso/Prestea consists of a gold mining and processing operation located along the Ashanti Trend in western Ghana, approximately 35 kilometers northwest of the town of Tarkwa. It can be reached by paved roads from Tarkwa, a local commercial center, and from Accra, the capital of Ghana. Bogoso and Prestea are adjoining mining concessions that together cover approximately 40 kilometers of strike along the southwest trending Ashanti gold district. Mining areas at Bogoso and Prestea are linked to the Bogoso processing plants by paved and gravel haul-roads located on our properties.

There are two ore processing facilities at Bogoso/Prestea, and open pit mining methods are employed. Ore is hauled by truck from the pits to the processing plants. Equipment and facilities include a nominal 1.5 million tonne per annum oxide ore processing plant, a nominal 3.5 million tonne per annum sulfide ore processing plant, a fleet of haul trucks, loaders and mining support equipment. In addition, there are numerous ancillary support facilities including warehouses, maintenance shops, roadways, administrative offices, an employee residential complex, power and water supply systems, a medical clinic, and a tailings disposal facility.

We acquired Bogoso in 1999 and Prestea in 2001. Historical gold output at the Bogoso processing plant has typically ranged between 90,000 and 150,000 ounces per year in recent years but increased to 170,499 ounces in 2008 following start-up of the new bio-oxidation sulfide plant in mid-2007. See the “Operating Results for Bogoso/Prestea” section below for additional details on historical production and operating costs.

In addition to the two plants and mining complex at Bogoso/Prestea, this property incorporates the Pampe deposit which is located approximately 19 kilometers west of the Bogoso processing plants. As at December 31, 2008 we have estimated a Probable Mineral Reserve of 1.3 million tonnes at an average gold grade of 3.67 g/t and we are mining at this property using open pit mining methods. Pampe ore is hauled by truck to the Bogoso processing plants.

In addition to the Bogoso/Prestea complex described above, Bogoso/Prestea assets include the following non-operating properties:

Mampon - The Mampon deposit is located approximately 35 kilometers north of the Bogoso processing plant. Mampon is an undeveloped gold deposit with as at December 31, 2008, an estimated 1.2 million tonnes of Probable Mineral Reserves at an average gold grade of 5.48g/t, which we plan to mine by open pit mining methods. It is expected that Mampon ore will be hauled by truck to the Bogoso processing plants starting at some time after 2009.

Prestea South - This property is discussed in more detail below under the DEVELOPMENT PROPERTIES section.

Prestea Underground - This property is discussed in more detail below under the EXPLORATION STAGE PROPERTIES IN GHANA section.

Geology at Bogoso/Prestea

Bogoso/Prestea lies within the Eburnean Tectonic Province in the West African Precambrian Shield along the Ashanti Trend located immediately south of the town of Bogoso. The area is dominated by a major northeast-southwest trending structural fault zone referred to as the Ashanti Trend, which hosts the Prestea, Bogoso, Obuasi and Konongo gold deposits, among others. Parallel to the Ashanti Trend is the Akropong Trend, which hosts the Ayanfuri deposit. The Akropong Trend is about 15 kilometers west of the Ashanti Trend in the Bogoso region, and gradually converges with it at Obuasi forming the basis for the Obuasi mine, which is owned and operated by AngloGold Ashanti Limited.

Mineral Reserves at Bogoso/Prestea

At December 31, 2008, Bogoso/Prestea had Proven and Probable Mineral Reserves, including the Probable Mineral Reserves at Prestea South, Mampon and Pampe, of 23.8 million tonnes grading 3.09 g/t containing approximately 2.4 million ounces of gold before any reduction for recovery losses and the Government of Ghana’s 10% minority interest. See the Proven and Probable Mineral Reserves table and the Non-Reserves – Measured and Indicated Mineral Resource table in Item 1 of this Form 10-K. Bogoso/Prestea’s Mineral Reserves declined during 2008 from 3.9 million ounces to 2.4 million ounces primarily due to increases in operating costs during the year, especially in the cost of electric power. Lower gold recovery assumptions also contributed to the decrease in Bogoso/Prestea’s Mineral Reserves, as did mining depletion of ore during the year. Most of the ounces of gold removed from Mineral Reserves have now been reclassified as Mineral Resources. Future decreases in operating costs and/or increases in gold prices could result in portions of these Mineral Resource being reclassified as Mineral Reserves.

Operating Results for Bogoso/Prestea

The following tables show historical operating results:

Bogoso/Prestea – Non-refractory ore	2008	2007	2006
Non-refractory ore processed (t)	359,669	1,429,309	1,493,948
Grade milled (g/t)	2.38	2.04	3.56
Recovery %	66.0	73.3	60.4

Bogoso/Prestea – Refractory ore (2)	2008	2007	2006
Refractory ore processed (t)	2,736,379	1,640,318	—
Grade milled (g/t)	2.82	2.44	—
Recovery %	66.5	52.1	—

Bogoso/Prestea – Total	2008	2007(2)	2006
Total gold sales (oz)(1)	170,499	120,216	103,792
Cash operating costs ($/oz)	837	766	412

(1)	Gold sales are shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital has been repaid, the Government of Ghana would receive 10% of the dividends from the subsidiary owning Bogoso/Prestea.

(2)	The Bogoso/Prestea sulfide processing plant was placed in service in July 2007.

Exploration at Bogoso/Prestea

Exploration efforts in 2008 concentrated on delineating and testing targets in an effort to provide additional feed for the Bogoso processing plants. We continued with the interpretation and interrogation of the time domain electro magnetic (VTEM) airborne geophysical data. Ranking of targets has been initiated and is expected to be finalized in 2009. Target ranking will be based on zones with favorable geology and structure coinciding with zones of high conductivity. We expect this exercise to generate targets for drill testing over the next several years, commencing in 2009.

Bogoso/Prestea Outlook for 2009

During 2009 we expect that the Bogoso sulfide plant will continue to process refractory sulfide ores from the pits at Bogoso/Prestea. The oxide plant at Bogoso and the Pampe oxide mining operation is scheduled to remain on care and maintenance until late in 2009, when we anticipate start-up of oxide ore mining at Prestea South, subject to receiving environmental permits. Once oxide ore mining begins at Prestea South, mining is also expected to resume at Pampe with ore from both properties being transported by truck to the Bogoso oxide plant for processing. We expect to eventually source additional oxide ore from the Mampon deposit. We expect Bogoso/Prestea will produce approximately 200,000 ounces of gold in 2009 at an average cash operating cost of approximately $650 per ounce.

The Wassa Gold Mine

Overview of the Wassa Gold Mine

We own and operate the Wassa gold mine located approximately 35 kilometers east of Bogoso/Prestea in southwest Ghana. The property was acquired in 2001 from a former owner who had operated the mine as a heap leach gold mine. The property, as now constituted, includes a series of open-pits, a nominal 3.0 million tonne per annum CIL processing plant with its crushing and grinding circuits, a fleet of mining equipment, ancillary facilities including an administration building, a warehouse, a maintenance shop, a stand-by power generating facilities and an employee residential complex. We completed construction of the CIL processing plant in early 2005, and the plant was placed in commercial service on April 1, 2005.

In mid-2008, ownership of the Benso and Hwini-Butre concessions was transferred from St. Jude Resources to GSWL. In the third quarter of 2008, following completion of a 50 km haul road, we started mining at Benso and began hauling its ore to Wassa for processing. In the fourth quarter of 2008 we began construction of a 30 km haul road south to the Hwini-Butre ore deposit and expect to begin mining there in the second half of 2009. Ore grades at both Benso and Hwini-Butre are significantly higher than at Wassa and are expected to contribute to increased gold output at Wassa.

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

Mineral Reserves at Wassa

As at December 31, 2008, Wassa, including the HBB properties, had Proven and Probable Mineral Reserves of 11.7 million tonnes with an average grade of 2.42 g/t containing approximately 0.9 million ounces of gold before recovery losses and any reduction for the Government of Ghana’s 10% minority interest. See the Proven and Probable Mineral Reserves table and the Non-Reserves – Measured and Indicated Mineral Resource table in Item 1 of this Form 10-K. While Wassa’s Mineral Reserves declined during 2008, mostly due to mining depletion, this was partially offset by drilling at the HBB ore bodies which added 90,000 ounces.

Operating Results for Wassa

The following table displays historical operating results at Wassa.

Wassa Operating Results	2008	2007	2006
Ore processed (t)	3,187,230	3,752,376	3,690,672
Grade milled (g/t)	1.33	1.17	0.90
Recovery %	93.6	92.0	88.8
Total gold production (oz)	125,427	126,062	97,614
Cash operating cost ($/oz)	554	444	474

Exploration at Wassa

Exploration activities in the Wassa area during 2008 concentrated on the Wassa and Benso mining leases, as well as Chichiwelli. At Wassa and Benso, development drilling targeted inferred Mineral Resources within optimized pit shells with the objective of converting these Mineral Resources to the indicated Mineral Resource category. Benso development drilling was conducted in two phases with the first phase being incorporated into an updated mineral resource estimate done mid-year which was used for the 2008 year end Mineral Reserve and Mineral Resource statements. Further development drilling at the remaining Wassa and Hwini Butre-Benso pits has been budgeted for the first half of 2009.

Drilling activities at Chichiwelli continued during 2008, and an initial Mineral Resource estimate has been completed. The Chichiwelli resource is located approximately 28 km from the Wassa plant, with the newly competed Benso haul road passing within one kilometer of the areas drilled so far. While exploration results to date have been encouraging, further development would require preparation of a feasibility study to fully evaluate the area’s potential and to determine if transporting the material to the Wassa plant for processing is economically viable.

Wassa Outlook for 2009

Wassa is expected to process approximately 3,500 tonnes per day of HBB ore in 2009, with the balance of the plant feed to come from the local Wassa pits. Wassa/HBB is expected to produce approximately 200,000 ounces in 2009 at an average cash operating cost of approximately $450 per ounce.

DEVELOPMENT PROPERTIES

Prestea South Properties

The Prestea South project is located on the Ashanti Trend, southwest of the town of Prestea and approximately 20 km southeast of the Bogoso processing plants. Gold mineralization is associated with the same Ashanti Trend fault structure that continues to the north through our Bogoso and Prestea properties. While various sections of the mineral resources at Prestea South were mined by prior owners using underground methods, the surface oxide mineral resources have not been extensively mined, and there are sulfide mineral resources accessible by open pit mining. Our exploration efforts in recent years have identified several deposits along this trend which can be mined by surface mining methods.

We received mining permits for this area in 2008. We have applied for environmental permits and expect to receive them during 2009. If the permits are approved in a timely basis following the hearing, Prestea South development is expected to begin in 2009 with production anticipated to start in late 2009. The Prestea South oxide ore will be transported to Bogoso and processed through the Bogoso oxide plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide plant.

As at December 31, 2008, the Prestea South properties had a total Probable Mineral Reserve of 3.7 million tonnes grading 2.71g/t containing approximately 0.32 million ounces before any reduction for the Government of Ghana’s 10% minority interest. There was an increase in illegal mining activity at the Prestea South properties during 2008, and the impact on mineral reserves is not known. Approximately 50% of the Mineral Reserve is non-refractory. Ore from the Prestea South pits will be hauled by truck to the Bogoso oxide processing plant along a 20 km haul road.

HBB Properties

The HBB properties, which lie at the southeastern end of the Ashanti trend in Ghana, were acquired in December 2005. Hwini-Butre is located approximately 80 kilometers south of Wassa and occupies an area of approximately 40 square kilometers. Benso is located directly north of the Hwini-Butre property and about 50 kilometers south of Wassa. We currently hold a 90% interest in the Benso property (through our subsidiaries) and the Government of Ghana holds a 10% carried interest.

The HBB properties lie along the southeastern flank of the Birimian-aged (lower Proterozoic) Ashanti Belt, along the same structural trend as Wassa. The southwestern part of the Hwini-Butre property covers a syn-volcanic mafic intrusive that is bound to the east and north by the Butre volcanic sequence. The Butre volcanic sequence, which also underlies the Benso property further north, mostly comprises volcanic flows with minor meta sediment horizons. The main regional structural orientation trends northeasterly and extensive north to northwest trending cross-cutting fracture systems are also well developed. The latter host much of the mineralization in the district. Mineralization on the Hwini-Butre property is typically associated with shallow west-dipping narrow quartz veins and their alteration halos, with coarse free gold associated with sulfides and within the quartz veins.

We initiated development of the Benso mine in late 2007. During 2008, the haul road was completed to Wassa, a truck maintenance facility was completed, as was employee housing and offices. We began mining and shipping Benso ore to Wassa at the end of the third quarter of 2008, and a total of 291,000 tonnes of ore averaging 4.14 g/t was hauled from Benso to the Wassa plant by December 31, 2008.

An extension of the haul road 30 km south to the Hwini-Butre pits was commenced in the fourth quarter of 2008, and is expected to be commissioned during the second quarter of 2009. Benso project capital expenditures totaled approximately $40 million during 2008, and we expect to spend approximately $10 million on the Hwini-Butre road and pit development in 2009.

Wassa plant throughput was lower in the fourth quarter of 2008 than in earlier periods, due to ball mill repairs and to the higher clay and moisture content of the initial ore from Benso which required blending with fresh Wassa ores. No significant metallurgical difficulties were encountered with the Benso ore, and predicted recoveries were achieved from the tonnages processed to date.

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

From the 1870s to 2002 when mining ceased following an extended period of low gold prices, the Prestea Underground operations produced approximately nine million ounces of gold, the second highest production of any mine in Ghana. The underground workings are extensive, reaching depths of approximately 1,450 meters and extending along a strike length of approximately nine kilometers. Underground workings can currently be accessed via two surface shafts, one near the town of Prestea (Central Shaft) and a second approximately four kilometers to the southwest at Bondaye.

GSBPL now holds a 90% ownership in the Prestea Underground with the Government of Ghana holding a 10% ownership in Prestea Underground as well as its 10% holding in GSBPL, resulting in an 81% beneficial ownership by Golden Star.

Exploration activities at the Prestea Underground in 2008 were limited to a surface infill drilling program targeting the Plant North Main Reef Footwall on 25 meter drill spacing. This drilling was completed early in 2008, and our consultant completed a Mineral Resource update for this target. Upon completion of the drilling and remodeling of this target the Prestea Underground was put on care and maintenance. A $44.5 million impairment loss was recorded for this project at the end of 2008. See Item 7 Management’s Discussion and Analysis of Operations below for additional discussion of the impairment.

Geology of Prestea Underground

The Prestea Underground deposits are located along the same Ashanti Trend structure as are our Bogoso deposits a few kilometers to the north and our Prestea South deposits a few kilometers to the south with most of the gold mineralization found in a narrow tabular fault zone which dips steeply to the northwest.

Akropong Trend Properties

The Akropong properties are located along a fault structure which roughly parallels the Ashanti Trend and is located approximately 20 km to the west of our Bogoso processing plant. Our exploration continues to focus on smaller satellite deposits which can easily be trucked to Bogoso for processing as we have been doing with material from Pampe, located on the southern end of these properties. We expect to drill several soil anomalies delineated in previous exploration programs at Joset-Moseaso and Afransi during 2009.

Dunkwa Properties

The Dunkwa Properties, which are located directly north of our Bogoso Mining lease consist of two prospecting licenses, Mansiso and Asikuma, the latter hosting our Mampon ore deposit.

The Mansiso and Asikuma concessions were both flown as part of the VTEM airborne geophysical survey and, as with Bogoso and Prestea, have been included in the 2008 interpretation and analysis of the VTEM data. The chargeability response from this survey has enhanced the understanding of the major structures running through the property and several new targets have been identified which we plan to follow up in 2009.

OTHER EXPLORATION STAGE PROPERTIES IN AFRICA

Mano River Joint Venture, Sierra Leone

In 2008 we concentrated our Sierra Leone exploration efforts on the Sonfon prospect located in north central Sierra Leone. We are earning into this joint venture property with Mano River and expect to meet our expenditure requirements to hold a 51% interest, as of the end of 2008. Exploration activities during 2008 intersected zones of massive sulfides exhibiting good gold grades and follow up drilling on these zones is planned in 2009.

Cote d’Ivoire

The 2008 exploration programs focused on our Amélikia, Abengourou and Agboville concessions located in the south eastern portion of Cote d’Ivoire adjacent to the Ghanaian border along northeast trending structures located to the west of the Sefwi greenstone belt in Ghana. Between 2005 and 2007, we carried out a regional stream and laterite sampling program which identified two coincidental stream and laterite gold anomalies on the Amelekia license. These two zones cover an area approximately 4.5 kilometers by 20 and 24 kilometers long. In addition, a smaller 4 kilometer by 8 kilometer coincident laterite and stream anomaly was also outlined on the Abengourou license area. During 2009 we plan to follow up on these soil anomalies using tightly spaced soil sampling and prospecting with the aim to have drill targets for the first quarter of 2010.

The Afema project was returned to its owner in December 2008 following our conclusion that the project was not viable.

Goulagou, Burkina Faso

We hold a 90% beneficial interest in the Goulagou and adjoining Rounga gold properties, which were acquired from St Jude along with the HBB properties in late 2005, with a local Burkina Faso partner owning a 10% interest. The Government of Burkina Faso will receive a statutory 10% carried interest upon the granting of a mining lease. The two properties are located approximately 100 kilometers west of Ouagadougou, the capital city of Burkina Faso, and 20 kilometers north of the city of Ouahigouya. Drilling programs carried out by the prior owner and its predecessors identified several areas of gold mineralization including two parallel zones on the Goulagou property – the Goulagou I and II deposits.

In October 2007, we granted Riverstone Resources Inc. (“Riverstone”) an option to purchase the Goulagou and Rounga concessions. Exploration programs in 2008 were managed and implemented by Riverstone and mainly consisted of infill reverse circulation drilling on the Goulagou concession. We expect that Riverstone will continue its exploration efforts during 2009.

In 2008, an engineering analysis indicated that only 100,000 ounces of gold resources could be economically recovered. A revised cash flow model based on 100,000 mineable ounces, showed that total free undiscounted cash flow is now nil and not the $18 million originally expected. Based on this analysis the project has been written off and an impairment charge recorded in the consolidated statements of operations.

Deba and Tialkam Projects, Niger

The Deba and Tialkam gold properties in Niger were acquired along with the HBB properties from St. Jude in late 2005. We hold a 90% interest in the two exploration permits, subject to the 10% interest of the Government of Niger.

Soil sampling programs were carried out at both concessions in 2008 along with ground geophysics and 17,000 meters of drilling was done at Tialkam. Licenses with respect to both concessions were renewed in 2008, and we subsequently reapplied for portions of the properties surrendered, as required by Niger mining law, when the permits expired earlier in the year.

EXPLORATION STAGE PROPERTIES IN SOUTH AMERICA

Saramacca Property

The Saramacca property, located in Suriname, consists of three concessions totaling 536 square kilometers. The area is underlain by lower Proterozoic greenstone rocks of the Paramaka and Armina formations which also host IamGold’s Gross Rosebel Mine and Newmont’s Nassau gold project.

Since mid-2006, the Saramacca project has been operated as a joint venture between Golden Star and an exploration subsidiary of Newmont. The joint venture’s 2008 exploration program focused on diamond core drilling on four separate anomalies including Anomaly ‘M’, Pompoekampoe and Anomalies ‘S’ and ‘B’. An extensive regional geochemical soil grid sampling program was also carried out on the western portion of the concession where stream sampling had defined gold anomalies.

During 2008, as in 2007, Newmont funded all of the exploration activities at Saramacca with Golden Star personnel managing the project. It is expected that Newmont will take over active project management in 2009 once Newmont’s total spending reaches $6 million. Newmont will at that time acquire in a 51% ownership position. Typical dilution clauses apply if either party fails to contribute its portion of approved budgets subsequent to Newmont acquiring its 51% interest. If either party’s interest drops below 20%, its ownership will convert to a 1.25% net smelter royalty interest in the venture.

Upon Newmont completing a feasibility study, Golden Star may (i) elect to participate relative to its joint venture interest at that time; (ii) dilute its interest; or (iii) be assigned an automatic 1.25% net smelter royalty interest in the venture. If Golden Star elects to maintain its interest, it may elect to have Newmont carry all Golden Star’s share of mine development costs. If this option is elected, Golden Star would repay Newmont from 80% of its share of eventual mine earnings plus interest at LIBOR plus 2.75%. In addition, Golden Star would receive an advance royalty of $5.00 per ounce of gold reported on the date that Newmont approves development of a mine.

Paul Isnard

The Paul Isnard project is located in the western part of French Guiana, some 200 km west of Cayenne. An option agreement between Golden Star and EURO Ressources S.A. (“EURO”) and a subsidiary of EURO provided Golden Star the right to acquire up to 100% of the 275 square kilometer property via a series of option payments and exploration spending. As of the end of 2007 we had made all of the requisite option payments and had met our spending target. Arrangements were underway to seek transfer of ownership of the property to us in 2008. However, lawsuits between Golden Star Resources Ltd. and EURO involving disputes over ownership of the property under the option agreement, which are still pending, and IAMGOLD’s late 2008 acquisition of EURO, have interrupted completion of the transfer process.

The Paul Isnard project area covers rocks of the Lower Proterozoic Paramacca formation which contain gold mineralization in the form of pyritic disseminated zones or stringer zones and sulfide-rich shear zones, which can be reasonably correlated between the current widely spaced 200 meter drill sections from our late 1990’s drilling.

In February 2008, as part of a feasibility study of Paul Isnard’s Montagne d’Or deposit, a NI 43-101 preliminary assessment report was finalized by an external consultant. The preliminary assessment concluded that further exploration work was required to increase the overall resources of the project before advancing to a pre-feasibility assessment. The results of the 2008 study estimated an Inferred Mineral Resource of 9.2 million tonnes grading 2.51 g/t, constrained within a $640 per ounce gold price optimized pit shell.

In early 2008 additional geochemical studies and airborne geophysical surveys were completed, indicating extensions of the geophysical anomaly characterized at Montagne d’Or to the west of the original geochemical anomaly and where most of the core drilling was done in the late 1990s. Our 2008 exploration program was limited following the French government’s decision to halt the authorization of the development of IAMGOLD’s Camp Caïman mining project in eastern French Guiana pending the establishment of a new ‘Mining Scheme’ for the entire country.

Under the option agreement with EURO, once we acquire the property, we have agreed to pay a royalty to EURO on all future gold production, if any, from the Paul Isnard property up to 5.0 million ounces. The royalty varies from 10% of the difference between the market price of gold and $400 for gold sales up to 2.0 million ounces, and five percent of the same for gold sales between 2.0 million and 5.0 million ounces.

Brazil

During 2008 Golden Star created an exploration subsidiary in Brazil known as Caystar Exploracao Mineral Brasil Limitada. Golden Star has been actively acquiring ground in Brazil since 2004, and we currently hold four active project areas in two states of Brazil (Minas Gerais and Mato Grosso).

ITEM 3.	LEGAL PROCEEDINGS

On August 29, 2008 B.D. Goldfields, Ltd., a Ghanaian registered company, and a shareholder of B.D. Goldfields, Ltd. filed suit in the United States District Court of the District of Colorado against Golden Star Resources Ltd. and our subsidiary St. Jude Resources Ltd. The plaintiffs are challenging the validity the various concession contracts and settlements related to the Hwini-Butre gold property in Ghana. We believe this action is frivolous and without merit, and we intend to vigorously defend against this action on numerous grounds. We have asserted that the United States court is without jurisdiction over the matter and that the claims asserted by the plaintiffs are barred by virtue of various settlements and judgments of the Ghanaian Courts. The Ghanaian government has already issued a lease to St. Jude’s nominee in connection with such concession. Our initial motion to dismiss was presented to the Court on November 6, 2008. The plaintiffs have opposed the motion to dismiss, and we replied in support of the motion to dismiss on January 7, 2009. The Court has scheduled a hearing on the motion to dismiss for March 17, 2009. A decision on the motion to dismiss likely will be made at or after the hearing.

We are also engaged in other routine litigation incidental to our business none of which is deemed to be material. No material legal proceedings involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common shares trade on the Toronto Stock Exchange (“TSX”) under the trading symbol “GSC”, on the NYSE Alternext US (formerly known as the American Stock Exchange) under the symbol “GSS” And on the Ghana Stock Exchange under the symbol “GSR”. As of February 24, 2009, 236,005,311 common shares were outstanding and we had 1,037 registered shareholders. On February 24, 2009, the closing price per share for our common shares as reported by the TSX was Cdn$1.87 and as reported by the NYSE Alternext US exchange was $1.51.

The following table sets forth, for the periods indicated, the high and low market closing prices per share of our common shares as reported by the TSX and the NYSE Alternext US.

	Toronto Stock Exchange		NYSE Alternext US
2008	Cdn$ High	Cdn$ Low	$ High	$ Low
First Quarter	4.24	3.14	4.32	3.18
Second Quarter	3.85	2.62	3.83	2.57
Third Quarter	2.74	1.22	2.75	1.14
Fourth Quarter	1.76	0.50	1.66	0.40

	Toronto Stock Exchange		American Stock Exchange
2007	Cdn$ High	Cdn$ Low	$ High	$ Low
First Quarter	5.37	3.32	4.56	2.82
Second Quarter	5.54	3.78	4.90	3.60
Third Quarter	4.38	3.12	4.28	2.92
Fourth Quarter	4.18	2.82	4.28	2.81

We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Future dividend decisions will consider then current business results, cash requirements and our financial condition.

Performance Graph and Table

The following graph and table illustrates the cumulative total shareholder return on the common shares for the fiscal years ended December 31, 2003 through 2008, together with the total shareholder return of the S&P/TSX Composite Index, and the AMEX Gold Bug Index for the same period. The graph and table assumes an initial investment of Cdn$100 at December 31, 2003 and is based on the trading prices of the common shares for the periods indicated. Because we did not pay dividends on our common shares during the measurement period, the calculation of the cumulative total shareholder return on the common shares does not include dividends.

	2003	2004	2005	2006	2007	2008
Golden Star Resources Ltd.
Dollar Value	$100.00	$53.57	$34.16	$38.16	$34.67	$13.60
Annualized Return Since Base Year		-46.43%	-41.55%	-27.47%	-23.27%	-32.91%
Return Over Previous Year		-46.43%	-36.23%	11.70%	-9.16%	-60.78%
S&P /TSX Composite Index

Dollar Value	$100.00	$104.74	$123.67	$141.58	$128.66	$103.60
Annualized Return Since Base Year		4.74%	11.21%	12.29%	6.50%	0.71%
Return Over Previous Year		4.74%	18.08%	14.48%	-9.12%	-19.48%
AMEX Gold Bug Index (1)
Dollar Value	$100.00	$82.54	$102.81	$125.54	$128.85	$117.96
Annualized Return Since Base Year		-17.46%	1.39%	7.88%	6.54%	3.36%
Return Over Previous Year		-17.46%	24.55%	22.11%	2.63%	-8.45%

(1)	Prior to 2007, we utilized the Canadian Gold Index. This index is no longer published. For 2007 and afterward, we utilized the AMEX Gold Bug Index, which is comparable to the Canadian Gold Index.

RECENT SALE OF UNREGISTERED SECURITIES

No sales of unregistered securities occurred during 2008.

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

A particular US resident person may not be entitled to benefits under the Treaty if the "limitations of benefits" provisions of the Treaty apply to the particular US resident person. The limitation of benefits provisions under the Treaty are complex and US residents are advised to consult their own tax advisors in this regard.

Under the Treaty members of a limited liability corporation created under the limited liability company legislation in the U.S. and treated as a partnership or disregarded entity under US tax law (“LLC”) (and holders of interests in similarly fiscally transparent US entities) may be entitled to benefits under the Treaty in certain circumstances provided that the members of the LLC are taxed in the United States on any income, profits or gains earned through the LLC in the same way they would be if they had earned it directly.

Special rules, which are not discussed in this summary, may apply if you are an insurer carrying on business in Canada and elsewhere, or a financial institution as defined by section 142.2 of the Tax Act. If you are in any doubt as to your tax position, you should consult with your tax advisor.

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

Taxation of Dividends

Dividends paid or credited (or deemed to be paid or credited) by us to a holder of one or more common shares will be subject to Canadian non-resident withholding tax at the rate of 25% on the gross amount of the dividend. Under the Treaty, the rate of withholding tax is reduced to 15% if the holder is the beneficial owner of the dividends or 5% if the holder is a company that owns at least 10% of the company’s voting stock and beneficially owns the dividend. Dividends paid to religious, scientific, charitable and similar tax exempt organizations and pension organizations that are resident and exempt from tax in the U.S. and that have complied with the administrative procedures specified in the Treaty are exempt from this Canadian withholding tax.

Taxation of Capital Gains

Gains realized by a holder on a sale, disposition or deemed disposition of our common shares will not be subject to tax under the Tax Act unless the common shares constitute “taxable Canadian property” within the meaning of the Tax Act at the time of the sale, disposition or deemed disposition (including a deemed disposition upon death of a holder). Our common shares are not “taxable Canadian property” provided that they are listed on a designated stock exchange (which includes the TSX), and that neither you , nor one or more persons with whom the you did not deal at arm’s length, alone or together, at any time in the five years immediately preceding the disposition, owned 25% or more of the issued shares of any class or series of our capital stock. Even if our common shares are taxable Canadian property to you, under the Treaty you will generally be exempt from paying Canadian income tax on any gain provided that you are a resident of the United States for the purposes of the Treaty (and are otherwise eligible for the benefits of the Treaty), and further provided that the value of our common share is not derived principally from real property situated in Canada.

Currently, our common shares do not derive their value principally from real property situated in Canada and therefore capital gains realized from the disposition of our common shares would be exempt from tax by virtue of the provisions of the Tax Treaty; however, the determination as to whether Canadian tax would be applicable on a sale, disposition or deemed disposition of common shares must be made at the time of that sale, disposition or deemed disposition.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

There are certain U.S. federal income tax risks associated with investments in Golden Star.

Holders of our common shares, warrants or options to purchase our common shares, or convertible debentures (collectively, “Equity Securities”) who are U.S. taxpayers should consider that we could be considered to be a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes. Although we believe that we were not a PFIC for 2008, and do not expect to become a PFIC in 2009, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control, and can be subject to uncertainties, and we cannot assure you that we will not be a PFIC. We do not undertake any obligation to advise holders of our Equity Securities as to our PFIC status for any year. If we are a PFIC for any year, any holder of our Equity Securities who is a U.S. person for U.S. income tax purposes (a “U.S. Holder”) and whose holding period for those Equity Securities includes any portion of a year in which we are a PFIC generally would be subject to a special adverse tax regime in respect of “excess distributions.” Excess distributions include certain distributions received with respect to PFIC shares in a taxable year. Gain recognized by a U.S. Holder on a sale or other transfer of our Equity Securities (including certain transfers that would otherwise be tax free) also would be treated as an excess distributions. Such excess distributions (including gains treated as excess distributions) would be allocated ratably to the U.S. Holder’s holding period. For these purposes, the holding period of common shares acquired through either an exercise of warrants or options or a conversion of debentures includes the holder’s holding period in those warrants, options, or convertible debentures. The current year’s allocation would be includible as ordinary income in the current year. Prior year’s allocations would be taxed at the highest marginal rate applicable to ordinary income for each such year (regardless of the holder’s actual marginal tax rate for the taxable year, and without reduction for any losses or carryforwards) and would be subject to interest charges to reflect the value of the U.S. income tax deferral.

Elections may be available to mitigate the adverse tax rules that apply to PFICs (the so-called “QEF” and “mark-to-market” elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. We have not decided whether we would provide to U.S. Holders of our common shares annual information that would be necessary to make the QEF election. The QEF and mark-to-market elections are not available to U.S. Holders with respect to warrants or options to acquire our common shares or with respect to convertible debentures.

Additional special adverse rules also apply to investors who are U.S. Holders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC. Special adverse rules that could impact estate planning goals could apply to our Equity Securities if we are a PFIC.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with Canadian GAAP. Selected financial data derived in accordance with US GAAP has also been provided and should be read in conjunction with Note 25 to the financial statements. Reference should also be made to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Financial Condition

(Amounts in thousands except per share data)

Canadian GAAP	As of Dec. 31, 2008	As of Dec. 31, 2007	As of Dec. 31, 2006	As of Dec. 31, 2005	As of Dec. 31, 2004
Working capital	$1,651	$72,362	$28,258	$91,974	$61,366
Current assets	91,973	146,599	90,534	132,789	78,846
Total assets	696,202	792,548	663,774	564,603	252,160
Current liabilities	90,322	74,237	62,276	40,815	17,480
Long-term liabilities	175,810	167,181	131,974	124,919	10,367
Shareholder’s equity	430,070	545,172	462,100	392,240	217,960

Canadian GAAP	For the Year Ended Dec. 31, 2008	For the Year Ended Dec. 31, 2007	For the Year Ended Dec. 31, 2006	For the Year Ended Dec. 31, 2005	For the Year Ended Dec. 31, 2004
Revenues	$257,355	$175,614	$128,690	$95,465	$65,029
Net income/(loss)	(120,071)	(36,404)	64,689	(13,351)	2,642
Net income/(loss) per share – basic	(0.509)	(0.159)	0.312	(0.094)	0.019

US GAAP	As of Dec. 31, 2008	As of Dec. 31, 2007	As of Dec. 31, 2006	As of Dec. 31, 2005	As of Dec. 31, 2004
Working capital	$1,651	$71,407	$21,383	$91,794	$61,366
Current assets	91,973	146,599	90,534	132,789	78,846
Total assets	663,444	728,977	606,095	522,443	219,972
Current liabilities	90,322	75,192	69,151	40,815	17,480
Long-term liabilities	193,871	202,870	129,624	135,832	22,432
Shareholder’s equity	379,151	449,278	404,418	343,832	176,161

US GAAP	For the Year Ended Dec. 31, 2008	For the Year Ended Dec. 31, 2007	For the Year Ended Dec. 31, 2006	For the Year Ended Dec. 31, 2005	For the Year Ended Dec. 31, 2004
Revenues	$257,355	$175,614	$128,690	$102,237	$65,029
Net income/(loss)	(73,717)	(41,759)	57,875	(24,470)	47,708
Net income/(loss) per share — basic	(0.313)	(0.182)	0.279	(0.170)	0.345

Note: 2004 and 2005 US GAAP figures have been restated to reflect the correction of the accounting treatment of warrants issued in currencies other than US$.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying audited consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian GAAP. For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 25 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to February 24, 2009.

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

We own controlling interests in several gold properties in southern Ghana:

•

Through a 90% owned subsidiary, Golden Star Bogoso/Prestea Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. In July 2007, we commissioned a nominal 3.5 million tonnes per year processing facility at Bogoso that uses bio-oxidation technology to treat refractory sulfide ore. In addition Bogoso/Prestea has a carbon-in-leach processing facility which we expect to use to treat oxide ores as they are available. Bogoso/Prestea produced and sold 120,216 ounces of gold in 2007 and 170,499 ounces of gold in 2008.

•

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine and carbon-in-leach processing plant (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. The design capacity of the carbon-in-leach processing plant at Wassa is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard and soft ore. Wassa produced and sold 126,062 ounces of gold in 2007 and 125,477 ounces of gold in 2008. GSWL also owns the Hwini-Butre and Benso concessions (the “HBB properties”) in southwest Ghana. We spent approximately $40 million on the Benso property during 2008 developing the Benso mine which began shipping ore to Wassa in the third quarter of 2008. An extension of the haul road from Benso to Hwini-Butre commenced in the fourth quarter of 2008 and is expected to be commissioned in the second quarter of 2009. The Hwini-Butre and Benso concessions are located approximately 80 and 50 kilometers, respectively, by road south of Wassa.

We also hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and hold and manage exploration properties in Suriname, Brazil and French Guiana in South America.

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

Total operating cost per ounce is equal to Cost of Sales for the period, as found in our statements of operations, after adjusting for inventory write-offs and operations-related foreign currency (gains)/losses, divided by the ounces of gold sold in the period. Cost of Sales include all mine-site operating costs, including the costs of mining, processing, maintenance, work-in-process inventory changes including inventory write-offs and adjustments, mine-site overhead as well as production taxes, royalties, mine site depreciation, depletion, amortization, asset retirement obligation accretion and by-product credits but does not include exploration costs, corporate office general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, gains and losses on foreign currency conversions, interest expense, mark-to-market gains and losses on derivatives, gains and losses on investments and income tax.

Total cash cost per ounce for a period is equal to “Total operating costs” for the period, as found in the table below, less “Mining related depreciation and amortization” and “Accretion of asset retirement obligations” costs for the period, divided by the number of ounces of gold sold during the period.

Cash operating cost per ounce for a period is equal to “Total cash costs” for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period.

The following table shows the derivation of these measures:

	2008
	Wassa	Bogoso/ Prestea	Combined
Mining operations costs	$71,271	$149,040	$220,311
Royalties	3,262	4,465	7,727
Costs (to)/from metals inventory	(1,153)	10,823	9,670
Mining related depreciation and amortization	29,879	31,333	61,212
Accretion of asset retirement obligations	385	393	778

Cost of Sales – GAAP	103,644	196,054	299,698
Less stockpile inventory write-offs	—	(16,436)	(16,436)
Less operations-related foreign exchange (gains)/losses	(610)	(776)	(1,386)

Total operating costs	103,035	178,842	281,877

Ounces sold	125,427	170,499	295,926
Derivation of cost per ounce measures:
Total operating costs ($/oz)	821	1,049	953
Less depreciation and amortization ($/oz)	238	184	207
Less accretion of asset retirement obligations ($/oz)	3	2	3

Total cash cost per ounce	580	863	743

Less royalties ($/oz)	26	26	26

Cash operating cost per ounce	554	837	717

	2007
	Wassa	Bogoso/ Prestea	Combined
Mining operations costs	$56,313	$96,722	$153,035
Royalties	2,674	2,600	5,274
Costs (to)/from metals inventory	(381)	(4.622)	(5,003)
Mining related depreciation and amortization	20,503	15,065	35,568
Accretion of asset retirement obligations	328	734	1,062

Cost of sales – GAAP	79,438	110,499	189,936
Less stockpile inventory write-off	—	—	—
Less operations-related foreign exchange (gains)/losses	(53)	67	14

Total operating costs	$79,384	$110,585	$189,969

Ounces sold	126,062	120,216	246,278
Derivation of cost per ounce measures:
Total operating costs ($/oz)	630	920	771
Less depreciation and amortization ($/oz)	163	125	144
Less accretion of asset retirement obligations ($/oz)	3	6	4

Total cash cost per ounce	464	788	623
Less royalties ($/oz)	21	22	21

Cash operating cost per ounce	443	767	601

Total cash cost per ounce and cash operating cost per ounce should be considered as non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and applicable Canadian securities laws and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are material limitations associated with the use of such non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Changes in numerous factors including, but not limited to, mining rates, milling rates, gold grade, gold recovery, costs of labor, consumables and mine site general and administrative activities can cause these measures to increase or decrease. We believe that these measures are the same as, or similar to, the measures of other gold mining companies, but may not be comparable to similarly titled measures in every instance.

BUSINESS STRATEGY AND DEVELOPMENT

Our business and development strategy has been focused primarily on the acquisition of producing and development-stage gold properties in Ghana and on the exploration, development and operation of these properties.

We acquired Bogoso in 1999 and have operated a nominal 1.5 million tonne per annum carbon-in-leach (“CIL”) processing plant most of the time since then to process oxide and other non-refractory ores (“Bogoso oxide plant”). In 2001, we acquired Prestea and mined surface deposits at Prestea from late 2001 to late 2006. In late 2002, we acquired Wassa, and constructed a new nominal 3.0 million tonne per annum CIL processing plant at Wassa, which began commercial operation in April 2005. In July 2007, we completed construction and development of a new nominal 3.5 million tonnes per annum processing facility at Bogoso/Prestea that uses bio-oxidation technology to treat refractory sulfide ore (“Bogoso sulfide plant”).

In late 2005, we acquired the HBB properties consisting of the Benso and Hwini-Butre properties. Development activities were initiated in late 2007 at Benso, and in the third quarter of 2008 Benso began trucking ore to the Wassa plant for processing.

Our overall objective is to grow our business to become a mid-tier gold producer with an annualized production rate in excess of 500,000 ounces. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.

In addition to our gold mining and development activities, we actively explore for gold in West Africa and South America, investing approximately $15.8 million on such activities during 2008 and $13.9 million in 2007. We are conducting regional reconnaissance projects in Ghana, Cote d’Ivoire and Sierra Leone and have drilled more advanced targets in Ghana, Niger and Burkina Faso. We are also evaluating a property in French Guiana and participating in a joint venture in Suriname.

SIGNIFICANT TRENDS AND EVENTS DURING 2008

Bogoso/Prestea Operations

Bogoso/Prestea produced and sold 170,499 ounces of gold during 2008, up from 120,216 ounces in 2007 and 103,792 ounces in 2006. The improvements in gold output reflects a more stable and reliable operational status at the Bogoso sulfide plant following resolution of various equipment issues, including replacement of almost of the bio-oxidation tank agitators and gear boxes earlier in 2008. The Bogoso oxide plant was idled during most of the third and fourth quarters of 2008 awaiting oxide ores from the Prestea South development project which is now scheduled to start up in late 2009.

Benso Development

The Benso mine development was substantially completed in the third quarter of 2008, and production mining ramped up to an average of 3,000 tonnes per day during the fourth quarter of 2008. A total of 291,000 tonnes of ore averaging 4.14 g/t was hauled from Benso to the Wassa plant by December 31, 2008. It is expected that the deliveries of approximately 3,500 tonnes per day of higher grade Benso ore to the Wassa plant over the next several quarters will result in material improvements in Wassa’s operational and financial results.

Change in Bogoso/Prestea Mineral Reserves

Re-estimation of Mineral Reserves at Bogoso/Prestea at the end of 2008 resulted in a 39.6% drop in ounces of reserves from the end of 2007. In addition to mining depletion during 2008, a major factor contributing to the drop was the substantial increases in cash mining and processing costs during 2008. The costs of electric power, fuel and other operating consumables also increased substantially in 2008. Furthermore, sulfide gold recovery rates were revised downward in the December 31, 2008 Mineral Reserve estimates to better reflect experience to date at the Bogoso sulfide plant.

Impairments

In response to volatile gold prices and increases in operating costs during 2008 our assets were evaluated for impairment. Results of the analysis identified a number of impaired assets at the end of 2008 and the resulting write-offs totaled $68.4 million. Impaired assets included the Prestea Underground project, the Goulagou exploration project and portions of the Prestea South project and Niger projects. In addition, the transition ore stockpile at Bogoso was written down by $16.4 million to its net realizable value. Increases in cash operating costs, most notably electric power costs, and lower gold prices were the major contributing factors in the impairments and inventory adjustment. Pre-feasibility study results obtained in mid-2008 further contributed to the Prestea Underground impairment.

Energy Prices

In 2008, the Public Utilities Regulatory Committee (“PURC”) of Ghana increased electric power rates for high voltage electric power customers effective July 1, 2008. The new rate in Ghana Cedis was equivalent to approximately $0.178 per kilowatt hour, up from $0.10 per kilowatt hour prior to the increase. Since the power rate is stated in Ghana Cedis, recent weakening of the Ghana Cedis has helped to alleviate a portion of this power price increase. We, along with the other major gold producers in Ghana, are working with the Volta River Authority (“VRA”), our power provider, to agree on a formula for future power prices that more closely reflects the actual cost of power generation for the VRA. During the fourth quarter of 2008 diesel fuel prices began to decline reflecting decreasing world crude oil prices. Fuel is one of our largest cost factors and the price drop, if continued, should have a beneficial impact on our unit costs.

Gold Prices

Gold prices have generally trended upward during the last seven years, from a low of $260 per ounce in 2001 to a high of $1,011 per ounce in March 2008. Since March 2008, and especially after mid-2008, gold price volatility increased with prices fluctuating in a wide band between $700 and $950 per ounce. The realized gold price for our shipments averaged $870 per ounce during 2008, as compared to $713 per ounce in 2007.

Prestea South

We continue to seek the environmental permits which would allow surface mining at the Prestea South gold deposits southeast of the town of Prestea. Assuming timely receipt of the permits, we expect to begin developing the Prestea South deposits in 2009 and plan to commence mining later in the year. The Prestea South oxide ore will be transported to Bogoso where it will be processed through the Bogoso oxide plant, and sulfide ores will be moved to Bogoso and processed at the Bogoso sulfide plant.

Management Changes

In March 2008, Mr. Tom Mair was appointed President and CEO and as a member of the Board of Directors. Mr. Mair previously served as Interim President and CEO since January 1, 2008 and as Senior Vice President and Chief Financial Officer from February 2007 to December 2007. In April 2008, Mr. Scott Barr was appointed as Executive Vice President and Chief Operating Officer. Mr. John Labate was appointed Senior Vice President and Chief Financial Officer effective August 20, 2008.

Ghana Stock Exchange Listing and Share Offering

In February 2008, our common shares were listed on the Ghana Stock Exchange in Accra to support the further growth of the Ghana Stock Exchange and to allow our employees and stakeholders in Ghana an opportunity to invest in Golden Star. In conjunction with the listing, we completed an offering of 1,881,630 Golden Star common shares to investors in Ghana and Europe at a price of $3.10 (3.0 Cedis) per share. All shares issued are tradable on the Toronto Stock Exchange and the NYSE Alternext US stock exchange as well as on the Ghana Stock Exchange.

Illegal Mining

As with most gold mining operations in Ghana, illegal mining is occurring on some of our properties, including Prestea South and Hwini-Butre. We have brought this situation to the attention of the local and national governmental authorities. While illegal mining has had minimal impact at our active mining operations so far, there is increasing amounts of illegal mining activity on our properties and it is occurring closer to our operating mines than in the past.

International Financial Reporting Standards

The Canadian Accounting Standards Board recently confirmed January 1, 2011 as the date International Financial Reporting Standards (“IFRS”) will replace current Canadian GAAP for publicly traded companies in Canada. In response we are currently developing an IFRS change-over plan. Towards this end we have retained a qualified consulting team to oversee and effect the conversion process. It is expected that the plan will take into consideration, among other things:

•	Identification of differences in Canadian GAAP and IFRS accounting policies and their impact on our consolidated financial statements;

•	Selection of our continuing IFRS policies;

•	Changes in note disclosures;

•	Information technology and data system requirements;

•	Disclosure controls and procedures, including investor relations and external communications plans related to the IFRS conversion;

•	Identification of impacts of IFRS on internal controls over financial reporting;

•	Financial reporting expertise requirements, including training of personnel; and

•	Impacts on other business activities that may be influenced by GAAP measures, such as debt covenants;

It is not possible at this time to quantify the impact of these factors.

Progress to Date

At December 31, 2008, the company has completed the planning phase of the project of the initial diagnostic between Canadian GAAP and IFRS. While the effects of IFRS have not yet been fully determined, the Company has identified a number of key areas where it is likely to be impacted by changes in accounting policy. These include:

•	Stock Based Compensation

•	Property, plant and equipment

•	Mine Property and Deferred Exploration

•	Impairment of assets

•	Presentation of financial statements, including presentation of minority interests

A detailed diagnostic is underway, and no decisions have yet been made with regard to accounting policy choices.

RESULTS OF OPERATIONS – 2008 COMPARED TO 2007

Consolidated Results

Our consolidated net loss totaled $120.1 million or $0.509 per share for 2008 as compared to a net loss of $36.4 million or $0.159 per share in 2007. Impairment losses, negative operating margins and an inventory adjustment were the major factors contributing to the increase in net loss as compared to prior years. Impairment write-offs totaled $68.4 million and included write-offs of the Prestea Underground, the Goulagou exploration project in Burkina Faso, a portion of the Prestea South project at Bogoso and the Niger exploration projects. Our mine operating margin was a negative $42.3 million, which included a $16.4 million net realizable value adjustment which added $16.4 million to mine operating costs. Increases in cash operating costs, most notably electric power costs and lower gold prices in the fourth quarter, were the major factors contributing to the impairments and inventory adjustment. The results of a pre-feasibility study of the Prestea Underground, completed in mid-2008, further contributed to the Prestea Underground impairment.

While gold sales were 49,649 ounces above the 2007 level, and our average realized gold price was up $157 per ounce, increases in operating costs more than offset the improved revenues yielding a mine operating margin loss approximately $28.0 million larger than the 2007 operating margin loss. The increase in revenues versus 2007 was related mostly to higher gold prices and to a full year of output at the Bogoso sulfide plant in 2008 as compared to a half year in 2007 following its July 2007 plant in-service date.

Operating costs were significantly higher in 2008 as compared to 2007. Recognition of a full year’s operating costs at the Bogoso sulfide plant in 2008 versus only six months of costs in 2007 was responsible for much of the operating cost increase. At the same time, several of our key operating inputs at both mines experienced significant cost increases in 2008. Electric power costs increased from $0.06 per kilowatt hour in early 2007 to approximately $0.10 per kilowatt hour in late 2007 and to approximately $0.178 per kilowatt hour after June 30, 2008. Similarly, fuel costs trended up during most of 2008 reaching a high of $1.37 per liter by October. Our fuel costs averaged $1.21 per liter in 2008, up from $0.92 per liter in 2007. Several other key inputs saw similar significant increases during 2008 including labor costs.

SUMMARY OF FINANCIAL RESULTS	2008	2007	2006
Gold sales (oz)	295,927	246,278	201,406
Average realized price ($/oz)	870	713	607
Revenues ($ in thousands)	257,355	175,614	122,586
Cash flow provided by operations ($ in thousands)	30,043	6,670	5,398
Net income/(loss) ($ in thousands)	(120,071)	(36,404)	64,689
Net income/(loss) per share – basic ($)	(0.509)	(0.159)	0.312

General and administrative costs increased by $1.4 million to $15.2 million in 2008. The increase is primarily attributable to the cost of professional fees and severance costs related to management changes.

Interest expense totaled $14.6 million during 2008, up from $6.0 million in 2007. Two factors contributed to the increase. First was the fact that most of the interest expense in the first half of 2007 was capitalized as a cost of the Bogoso sulfide plant prior to its July 1, 2007 in-service date. Secondly during 2007 most of the interest expense was related to $50.0 million of convertible notes which were repaid in November 2007 and replaced with $125.0 million of convertible debentures. A $7.1 million loss on debt restructuring was incurred in November 2007 upon the redemption of the $50 million of convertible notes.

In response to lower gold prices near the end of 2008, several cost cutting measures were implemented company-wide including reductions in the consumption rate of various key reagents and other items including labor force reductions. At the same time commodity prices began falling, lowering costs for fuel and various chemical reagents. As a result of our cost reduction programs and declining consumable prices, fourth quarter cash costs fell below levels experienced earlier in 2008, and we expect this trend to continue into 2009.

Bogoso/Prestea Operations 2008 compared to 2007

Bogoso/Prestea gold shipments increased to 170,499 ounces in 2008 at an average price of $873 per ounce, up from 120,216 ounces in 2007 at an average price of $720 per ounce. The large increase in 2008 Bogoso/Prestea gold shipments reflects the fact that the 2008 shipments include a full year of sulfide plant output while the 2007 amount was for only six months of 2007 following the sulfide plant’s July 1, 2007 in-service date.

BOGOSO/PRESTEA OPERATING RESULTS	2008	2007	2006
Ore mined refractory (t)	2,604,639	1,427,958	—
Ore mined non-refractory	140,036	928,621	1,363,616
Total ore mined (t)	2,744,675	2,356,597	1,363,616
Waste mined (t)	19,464,979	18,515,851	6,013,859
Refractory ore processed (t)	2,736,379	1,640,318	—
Refractory ore grade (g/t)	2.82	2.44	—
Gold recovery – refractory ore (%)	66.5	52.1	—
Non-refractory ore processed (t)	359,669	1,429,309	1,493,948
Non-refractory ore grade (g/t)	2.38	2.04	3.56
Gold recovery – non-refractory ore (%)	66.0	73.3	60.4
Gold sales (oz)	170,499	120,216	103,792
Cash operating cost ($/oz)	837	766	412
Royalties ($/oz)	26	22	18
Total cash cost ($/oz)	863	788	430

The increase in gold output at Bogoso/Prestea also reflects improved operating availability at the sulfide plant following remediation of several mechanical problems encountered in late 2007 and the first half of 2008, including replacement of most of the bio-oxidation tank agitators and agitator gearboxes. A more stable operation has now resulted in a pattern of increasing tonnes processed and an improvement in gold recoveries during 2008, as evidenced by sulfide plant gold shipments of 31,415 ounces in the first quarter of 2008, 35,248 ounces in the second quarter, 45,585 ounces in the third quarter and 40,192 in the fourth quarter. Gold recovery averaged 66.5% in 2008, up from 52.1% in 2007.

In the first half of 2008 the Bogoso oxide plant demonstrated its flexibility by processing several ore types at various times including oxide ores, siliceous ores, refractory transition ores and refractory leachable transition ores. However, the Bogoso oxide plant was idled in August 2008 due to unavailability of oxide ore, and we expect it to remain on care and maintenance until late 2009 when we expect to begin mining oxide ores at Prestea South and non-refractory ores at Pampe.

Bogoso/Prestea operations resulted in a $47.2 million operating margin loss; up from a $23.9 million operating margin loss in 2007. Bogoso/Prestea’s cash operating costs rose to $837 per ounce in 2008, up from $767 per ounce a year earlier. Increases in operating costs including labor, fuel, power and other consumables are responsible for the higher unit costs.

Combined operating costs of the oxide and the sulfide operations totaled $159.9 million in 2008, as compared to $92.1 million in 2007. The major factors contributing to the cost increase included a full year of operation at the sulfide plant in 2008 versus a half year in 2007 and a $16.4 million adjustment to the transition ore stockpile at Bogoso. Power, fuel, other consumables and labor costs were also up in the year. Electric power costs increased from $0.06 per kilowatt hour in early 2007 to approximately $0.10 per kilowatt hour in late 2007 and to approximately $0.178 per kilowatt hour after June 30, 2008. Similarly, fuel costs trended up during most of 2008 reaching a high of $1.37 per liter by October. Our fuel costs averaged $1.21 per liter in 2008, up from an average of $0.92 per liter in 2007.

The transition stockpile contained partially oxidized ore mined from shallow depths in the sulfide pits. Partial oxidation results in low gold recovery. When test batches of this ore were processed through both plants in 2008, it was found that gold recoveries were lower than anticipated. In addition, lower gold prices in the fourth quarter of 2008 and higher operating costs resulted in the need to adjust the stockpile’s carrying value down to its net recoverable value resulting in $16.4 million of inventory costs being moved into cost of sales.

The Prestea Underground mine was deemed impaired at the end of 2008, and a $44.6 million write-off was recognized in the statement of operations. Completion of a pre-feasibility study in mid-2008 on the Prestea Underground indicated that the economics of the project were marginal. Increases in electric power costs later in 2008 and the on-going costs of maintaining the inactive underground mine further contributed to the impairment determination. Portions of the Prestea South project near the town of Prestea were also deemed impaired because the estimated cost of relocating homes and town site infrastructure negated the economic benefit of the reserves.

Wassa Operations 2008 compared to 2007

Wassa generated $4.9 million of operating margin in 2008 versus a $9.6 million operating margin in 2007. While ore grades and gold prices were higher in 2008 than a year earlier, increases in operating costs during 2008 more than offset the price and grade benefit.

WASSA OPERATING RESULTS	2008(1)	2007	2006
Ore mined (t)	2,885,985	3,091,292	2,449,272
Waste mined (t)	7,416,516	8,125,132	11,608,484
Ore and heap leach materials processed (t)	3,187,230	3,752,376	3,690,672,
Grade processed (g/t)	1.33	1.17	0.90
Recovery (%)	93.6	92.0	88.8
Gold sales (oz)	125,427	126,062	97,614
Cash operating cost ($/oz)	554	444	474
Royalties ($/oz)	26	21	19
Total cash cost ($/oz)	580	465	493

1.	Wassa’s 2008 results includes operation of the new Benso mine starting in the 4th quarter of 2008.

Wassa’s operating costs totaled $70.1 million in 2008, up from $55.9 million in 2007. The cost increases reflect material increases in the costs of power, fuel, other consumables and labor. Wassa also saw an increase in costs once the new Benso ore began arriving at Wassa in the fourth quarter, due primarily to haulage costs from Benso to Wassa. Cash operating costs averaged $554 per ounce in 2008, up from $444 per ounce in 2007.

Wassa’s average realized gold price rose to $866 per ounce in 2008, up from $706 per ounce in 2007, and the average ore grade increased from 1.17 g/t in 2007 to 1.33 g/t in 2008. The grade improvement was related to receipt of 291,000 tonnes of Benso ore in the fourth quarter of 2008 at an average grade of 4.14 grams per tonne.

Plant throughput was adversely impacted in September and October 2008 by ball mill repairs which reduced throughput to approximately half of usual capacity for eight weeks. In addition plant throughput dropped in the fourth quarter when the Benso ore began arriving. Shallow ore from the new Benso pit is wetter and contains more clay than ore from the Wassa pits and required a slower feed rate. As mining proceeds at deeper levels in the Benso pits, improvements in throughput are expected.

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

Wassa processed an average of 10,280 tonnes per day during 2007 at an average grade of 1.17 grams per tonne with a gold recovery of 92.0%, versus 10,111 tonnes per day at an average grade of 0.90 grams per tonne and a recovery rate of 88.8% in 2006.

Depreciation was higher in 2007 than 2006. Re-estimation of Wassa reserves at December 31, 2006 resulted in a decrease in reserves which resulted in higher units-of-production depreciation during 2007. The increase in gold output also resulted in higher depreciation costs.

DEVELOPMENT PROJECTS 2008

Prestea South Properties

We applied for mining permits for this area and they were received in 2008. We have applied for environmental permits and expect to receive them during 2009. If the permits are approved in a timely basis, Prestea South development is expected to begin in 2009 with production anticipated to start in late 2009. The Prestea South oxide ore will be transported to Bogoso and processed through the Bogoso oxide plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide plant.

HBB Properties

Development of the Benso mine began in late 2007 and by third quarter 2008 the haul road was completed to Wassa as was a truck maintenance facility, employee housing and offices. A total of 291,000 tonnes of ore averaging 4.14 g/t was hauled from Benso to the Wassa plant by December 31, 2008.

An extension of the haul road 30km south to the Hwini-Butre pits was commenced in the fourth quarter of 2008, and is expected to be commissioned in the second quarter of 2009. Benso project capital expenditures totaled $40 million during 2008 and we expect to spend approximately $10 million on the Hwini-Butre road and pit development in 2009.

As expected, the higher clay and moisture content of the initial ore from Benso necessitated blending with fresh Wassa ores to achieve acceptable plant throughputs. While no significant metallurgical difficulties were encountered and predicted recoveries were achieved from the volumes processed to date, Wassa plant throughput was lower in the fourth quarter of 2008 than in earlier periods.

EXPLORATION PROJECTS

During 2008 Golden Star spent $15.8 million on exploration activities compared to $13.9 million in 2007. The 2008 exploration effort concentrated on resource delineation drilling of underground targets beneath the Plant North pit at Prestea, on the Chujah South pit at Bogoso, on the Wassa pits and Benso pits and initial evaluation drilling of the Manso, Hwini Butre, Chichiwelli and Mansiso targets. Other Ghana exploration included soil auger sampling on several prospects on the Western Ashanti belt, prospects north of the Wassa mining lease and targets located on the northern portion of the Hwini Butre mining lease. Analysis of data from the VTEM geophysical survey conducted along the Ashanti trend properties in 2007 at Bogoso, Prestea, Pampe and Dunkwa, was completed during 2008, and interpretation, delineation and prioritization of drill targets commenced.

Exploration drilling was also conducted on our Sierra Leone and Niger projects. Our Burkina Faso properties were drilled by Riverstone this year as part of an option agreement expenditure requirements on those properties. In Cote D’Ivoire soil sampling programs over the previously defined stream sediment anomalies at Ameleka and Abengorou were the main focus of our 2008 efforts. Our joint venture with Newmont on the Saramacca Project in Suriname continued in 2008 with Newmont continuing to fund the work which involved diamond drilling and soil geochemistry programs. Our French Guiana exploration efforts were limited in 2008 as we awaited the new mining legislation which is being revamped by the French Government. We formalized our exploration efforts in Brazil in 2008 with the creation of a new subsidiary and the transfer of our existing licenses in Mato Grosso and Minas Gerais to this entity.

2009 Exploration Plans

We expect to spend approximately $7.5 million on exploration activities in 2009 focusing mostly on resource definition drilling in and around our mining leases in Ghana. Although our 2009 exploration budget is substantially less than in previous years, we expect to accomplish a significant amount of drilling in 2009 using our own drilling department and recently purchased drill rig.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, our cash and cash equivalents totaled $33.6 million, compared with $75.8 million at the end of 2007. The $76.7 million spent on capital development projects and new equipment during 2008 was largely responsible for the reduction in cash. Mining equipment and mine development costs at the new Benso mine used $39.8 million, deferred exploration projects used $6.9 million and $27.6 million was used for mining equipment and mine development at Wassa and Bogoso.

Operating activities provided $30.0 million of cash during 2008, compared to $6.7 million in 2007. Changes in working capital items including increases in payables were the major factor contributing to the increase in cash provided by operating activities as compared to 2007.

Issuance of stock in conjunction with the Ghana Stock Exchange listing in February 2008 netted $5.3 million, and exercises of employee stock options provided $0.9 million during the year. We borrowed a total of $11.5 million on the equipment financing facility during the year and repaid $10.1 million. We used $7.7 million of our funds for scheduled repayments of the short term bank loan in Ghana, leaving only $0.6 million owing on this debt at December 31, 2008.

At December 31, 2008 the Caterpillar equipment financial services facility, which has a limit of $40 million, had a balance of $31.1 million leaving available credit of $8.9 million on the facility.

At the end of 2008 all of our cash equivalents were invested in a fund that held only US treasury notes and bonds.

LIQUIDITY OUTLOOK

During 2008 world financial markets suffered a series of significant difficulties including financial institution failures, a decrease in liquidity, a decrease in world-wide economic activity and unprecedented volatility in the cost of operating consumables and commodity prices including gold. While gold prices declined for a brief period early in the fourth quarter of 2008, gold prices have since risen to levels at or above those of the first nine months of 2008. Also in the fourth quarter, the costs of many of our operating consumables began trending lower which has since lead to lower operating costs. In response to the lower gold prices early in the fourth quarter we implemented a cost reduction program throughout the company and also deferred or cancelled certain capital projects.

Based on the trends described above, start-up of our new higher–grade Benso mine, continuing improvements in gold output at the Bogoso sulfide plant, our cash flow projections and the fact that most of our long term liabilities are not due until 2012, we expect that operational cash flows during 2009, along with the $33.6 million of cash and cash equivalents on hand at December 31, 2008 and the equipment financing facility currently in place, are expected to be sufficient to cover capital and operating needs during the next 12 months.

During 2009 we expect that the significantly higher grade ores trucked to Wassa from Benso and Hwini-Butre will have a positive impact on Wassa’s operating cash flows which are expected to exceed prior year levels. If the Bogoso sulfide plant continues to respond to our efforts to increase gold output during 2009 as it did in 2008, Bogoso’s contribution to operating cash flows should also increase, and additional cash flow is expected from Bogoso/Prestea once the Prestea South oxide ore becomes available for processing at the Bogoso oxide plant.

Our expected 2009 capital budget is substantially lower than in recent years at $38 million, down from $76.7 million spent in 2008. The budget includes $10 million for Hwini-Butre development, $12 million for additional sulfide pit development at Bogoso, $6 million for deferred exploration and mine site drilling and $10 million of sustaining capital mostly at Bogoso and Wassa.

During 2009, we expect to make payments of principal and interest of approximately $13.6 million on the equipment financing facility in addition to the one final $0.6 million payment made on the short term bank loan in January 2009. Interest payments on the convertible debentures are expected to total $5.0 million in 2009.

LOOKING AHEAD

Our objectives for 2009 include:

•	Continue optimizing the Bogoso sulfide processing plant to improve recoveries, availability and reduce costs;

•	Construction and development of the Hwini-Butre portion of the HBB project, with first ore scheduled to be delivered to Wassa in the second half of 2009;

•	Permitting and development of Prestea South ore bodies in 2009 to provide oxide ore for the Bogoso oxide processing plant;

•	Continued exploration drilling at Bogoso/Prestea, Wassa and the HBB properties to further evaluate their resource potential.

We are estimating 2009 Bogoso/Prestea gold production of 200,000 ounces at an average cash operating cost of $650 per ounce. We expect Wassa to also produce approximately 200,000 ounces during 2009 at an average cash operating cost of $450 per ounce, with consolidated total production of approximately 400,000 ounces at an average cash operating cost of approximately $550 per ounce.

As more fully disclosed in the Risk Factors in Item 1A of this Form 10-K, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

RELATED PARTY TRANSACTIONS

During 2008 we obtained legal services from a legal firm to which our Chairman is of counsel. The total value of all services purchased from this law firm during 2008 and 2007 was $0.7 million and $1.0 million, respectively. Our Chairman did not personally perform any legal services for us during 2008 or 2007, nor did he benefit directly or indirectly from payments for the services performed by the firm.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements reflect the application of Cdn GAAP, which is different in certain material respects from US GAAP. The accounting policies reflected therein are generally those applied by similarly situated mining companies in Canada. Our accounting policies under Cdn GAAP are described in Note 3 to our consolidated financial statements.

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

Decisions to write off, or not to write off, all or a portion of our investment in various properties, especially exploration properties subject to impairment analysis, are based on our judgment as to the actual value of the properties and are therefore subjective in most cases. Certain exploration properties have been found to be impaired in the past and were written off in 2008, 2007 and 2006. We continue to retain title to certain properties after impairment write-offs as future events and discoveries may ultimately prove that they have value.

Listed below are the accounting policies and estimates that we believe are critical to our financial statements based on the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

•

Ore stockpiles: Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by physical surveying or by estimating the number of tonnes of ore added and removed from the stockpile during a period. The number of contained ounces is based on sample assay data and the estimated gold recovery percentage is based on the expected processing method. Stockpile values are based on mining costs incurred up to the point of stockpiling the ore, including a share of direct overhead and applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and are removed at the average mining cost per tonne for material processed. Stockpiles are reduced as material is removed and fed to the mill. A 10% adjustment of the stockpile value, based on stockpile levels at the end of 2008, would change the carrying value of the stockpile inventory by approximately $2 million.

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

•

Mining properties: Mining properties and certain property plant and equipment items recorded in our financial records are amortized using a units-of-production method over Proven and Probable Mineral Reserves. Reserve estimates, which serve as the denominator in units of production amortization calculations, involve the exercise of subjective judgment and are based on numerous assumptions about future operating costs, future gold prices, continuity of mineralization, future gold recovery rates, spatial configuration of gold deposits, and other factors that may prove to be incorrect. A 10% adjustment in estimated total reserves at Wassa and at Bogoso/Prestea could result in an approximately $4 to $5 million annual change in amortization expense.

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

•

Asset retirement obligation and reclamation expenditures: Accounting for reclamation obligations requires management to make estimates at each mining operation of reclamation and closure costs to be incurred in the future as required to complete the reclamation and environmental remediation work mandated by existing laws, regulations and customs. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Based upon our current situation, we estimate that a 10% increases in total future reclamation and closure costs would result in an approximately $5 million increase in our asset retirement obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

Changes in Accounting Policies During 2008

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

(b) Inventories (Section 3031)

This standard replaces the existing Section 3030 with the same title and harmonizes accounting for inventories under Canadian GAAP with IFRS. This standard requires that inventories be measured at the lower of cost and net realizable value, and includes guidance on the determination of cost, including allocation of overheads and other costs. The standard also requires that similar inventories within a consolidated group be measured using the same method of either first-in, first-out (FIFO) or weighted average cost formula to measure the cost of other inventories. It also requires the reversal of previous write-downs to net realizable value when there is a subsequent increase in the value of inventories. The adoption of this statement resulted in the reclassification of $1.7million and $0.8 million from inventory to property, plant and equipment at December 31, 2008, and December 31, 2007, respectively.

(c) Going Concern – Amendments to Section 1400

CICA 1400, General Standards of Financial Statement Presentation, was amended to include requirements to assess and disclose an entity’s ability to continue as a going concern. The new requirements were effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008. The adoption of this statement did not have an impact on the consolidated financial statements.

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

Recent Accounting Pronouncements

Section 3064 replaces CICA 3062 and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets are equivalent to the corresponding provisions of IAS 38, Intangible Assets. CICA 1000—Financial Statement Concepts is amended to clarify criteria for recognition of an asset. CICA 3450 – Research and Development Costs is replaced by guidance in CICA 3064. EIC 27 is no longer applicable for entities that have adopted CICA 3064. A number of other EIC abstracts have consequential amendments. AcG 11 – Enterprises in the Development Stage is also amended to delete references to deferred costs and to provide guidance on development costs as intangible assets under CICA 3064. These changes are effective for the Company commencing January 1, 2009.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

TABLE OF CONTRACTUAL OBLIGATIONS

	Payment due by period (in millions)
	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Debt (1)	156.6	12.1	14.8	129.6	—
Interest on long term debt	24.0	7.1	11.6	5.3	—
Operating lease obligations	1.1	0.3	0.6	0.3	—
Capital lease obligations	7.1	3.5	3.5	—	—
Asset retirement obligations (2)	43.4	1.5	4.4	20.1	17.4

Total	232.2	24.5	35.0	155.3	17.4

(1)	Includes $125.0 million of convertible debentures maturing in 2012. Golden Star has the right to repay the $125.0 million in cash or in common shares at the due date under certain circumstances. The presentation shown above assumes payment is made in cash and also assumes no conversions of the debt to common shares by the holders prior to the maturity date.

(2)	Asset retirement obligations include several estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves, an analysis of which determines the ultimate closure date and impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as “Asset retirement obligations” on the balance sheet of $31.7 million as of December 31, 2008. The amounts shown above are undiscounted to show full expected cash requirements.

OUTSTANDING SHARE DATA

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to February 24, 2009. As of February 24, 2009 we had outstanding 236,005,311 common shares, options to acquire 7,567,897 common shares, and convertible notes which are currently convertible into 25,000,000 common shares.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio and debt, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

Our excess cash is typically invested in high quality short-term debt instruments. The interest rates received on such investments fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that, given the cash balances expected during 2009, a 1% change in interest rates would not materially impact our annual income. We do not utilize interest rate sensitive derivatives to mitigate interest rate risk. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

While our major operating units transact most of their business in US dollars, certain purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African rand and Ghanaian cedi. As a result, currency exchange fluctuations have in the past and may continue in the future to impact the costs of goods and services purchased in currencies other than the US dollar. The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar terms, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms. During the second half of 2008, strengthening of the US dollar resulted in $2.6 million of currency gains mostly related to purchases of operating and capital items in Ghana where the Ghana Cedi has weakened against the US dollar.

In general, the value of cash and cash equivalent investments denominated in foreign currencies fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We held minimal balances in foreign currency accounts during 2008 and thus there were no material gains or losses from this source.

At December 31, 2008, we held no foreign currency purchase agreements and do not anticipate using foreign currency purchase agreements on a regular basis.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for 2009 would result in a $4.0 to $4.5 million change in pre-tax earnings and cash flows.

In the third and fourth quarters of 2008, we entered into a series of gold forward price contracts in response to a significant increase in gold price volatility. We entered forward contracts covering 50,000 ounces or approximately half of our expected fourth quarter gold production in the fourth quarter at an average price of $861 per ounce. Late in the fourth quarter we entered into forward sales agreements covering a total of 45,000 ounces which expire ratably on a weekly basis throughout the first quarter of 2009 at an average price of $825 per ounce.

Our operating costs are exposed to fluctuations in the price of crude oil in world markets, prolonged increases in the price of crude oil will result in an increase the fuel cost to operate our equipment, an increase in the cost to import goods and services, and also an increase in our power cost. Conversely a decrease in the price of crude oil will result in a decrease in the aforementioned costs.

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

Index to Consolidated Financial Statements of

Golden Star Resources Ltd.

Independent Auditors’ Report

To the Shareholders of Golden Star Resources Ltd.

We have completed integrated audits of Golden Star Resources Ltd.’s 2008, 2007 and 2006 consolidated financial statements and of its internal control over financial reporting as at December 31, 2008. Our opinions, based on our audits, are presented below.

Consolidated financial statements

We have audited the accompanying consolidated balance sheets of Golden Star Resources Ltd. as at December 31, 2008 and December 31, 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008 in accordance with Canadian generally accepted accounting principles.

Internal control over financial reporting

We have also audited Golden Star Resources Ltd.’s internal control over financial reporting as at December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A of the Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

<signed> PricewaterhouseCoopers LLP

Vancouver, British Columbia

Chartered Accountants

February 25, 2009

ITEM 1.	FINANCIAL STATEMENTS

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars except shares issued and outstanding)

	As of December 31, 2008	As of December 31, 2007 (restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,558	$75,754
Accounts receivable	4,306	8,369
Inventories (Note 5)	49,134	55,966
Deposits (Note 6)	3,875	4,513
Prepaids and other	1,100	1,224

Total Current Assets	91,973	145,826
RESTRICTED CASH (Note 15)	4,249	1,510
AVAILABLE-FOR-SALE INVESTMENTS (Note 7)	29	5,121
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 8)	13,713	29,203
PROPERTY, PLANT AND EQUIPMENT (Note 9)	271,528	284,077
MINING PROPERTIES (Note 10)	313,932	326,811
OTHER ASSETS	778	—

Total Assets	$696,202	$792,548

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$43,355	$26,457
Accrued liabilities	30,879	28,394
Fair value of derivatives (Note 11)	1,690	248
Asset retirement obligations (Note 12)	1,620	2,013
Current debt (Note 13)	12,778	17,125

Total Current Liabilities	90,322	74,237
LONG TERM DEBT (Note 13)	112,649	107,929
ASSET RETIREMENT OBLIGATIONS (Note 12)	30,036	16,906
FUTURE TAX LIABILITY (Note 14)	33,125	42,154

Total Liabilities	266,132	241,226
MINORITY INTEREST	—	6,150
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding.	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 235,945,311 at December 31, 2008, 233,703,681 at December 31, 2007	615,463	609,103
CONTRIBUTED SURPLUS	15,197	13,230
EQUITY COMPONENT OF CONVERTIBLE DEBENTURES	34,542	34,620
ACCUMULATED OTHER COMPREHENSIVE INCOME	(88)	3,192
DEFICIT	(235,044)	(114,973)

Total Shareholders’ Equity	430,070	545,172

Total Liabilities and Shareholders’ Equity	$696, 202	$792,548

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in thousands of US dollars except per share data)

	For the years ended December 31,
	2008	2007	2006
REVENUE
Gold revenues	$257,355	$175,614	$122,586
Cost of sales (Note 18)	299,698	189,936	115,025

Mine operating margin/(loss)	(42,343)	(14,322)	7,561
OTHER EXPENSES, (GAINS) AND LOSSES
Exploration expense	1,954	1,953	1,462
General and administrative expense	15,221	13,869	10,873
Abandonment and impairment (Note 24)	68,380	3,499	1,847
Derivative mark-to-market losses (Note 11)	980	232	9,589
Loss on retirement of debt (Note 13)	—	7,067	—
Foreign exchange (gain)/loss	(2,587)	112	(2,330)
Interest expense	14,591	6,040	1,846
Interest and other income	(805)	(2,173)	(2,078)
Royalty income	—	—	(4,026)
Loss on sale of assets	575	—	—
Gain on sale of investments	(5,402)	(12,449)	(81,143)

Income/(loss) before minority interest	(135,250)	(32,472)	71,521
Minority interest	6,150	1,274	(794)

Net income/(loss) before income tax	(129,100)	(31,198)	70,727
Income tax (expense)/benefit (Note 14)	9,029	(5,206)	(6,038)

Net income/(loss)	$(120,071)	$(36,404)	$64,689

OTHER COMPREHENSIVE INCOME/(LOSS)
Unrealized loss on available-for-sale investments	(3,280)	3,192

Comprehensive income/(loss)	$(123,351)	$(33,212)

Net income/(loss) per common share - basic (Note 20)	$(0.509)	$(0.159)	$0.312
Net income/(loss) per common share - diluted (Note 20)	$(0.509)	$(0.159)	$0.308
Weighted average shares outstanding (millions)	235.7	229.1	207.5

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in thousands of US dollars)

	Number of Common Shares	Share capital	Contributed surplus		Equity Component of Convertible debentures	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Shareholders’ Equity
			Warrants	Options
Balance at December 31, 2005	205,954,582	$522,510	$2,576	$4,402	$2,857	$—	$(140,105)	$392,240

Options granted- net of forfeitures	—	—	—	1,842	—	—	—	1,842
Shares issued under options	1,932,776	4,818	—	(1,355)	—	—	—	3,463
Issue costs	—	(149)	—	—	—	—	—	(149)
Stock bonus (Note 22)	4,000	15	—	—	—	—	—	15
Reclassification of warrants to Contributed surplus	—	(2,575)	2,575	—	—	—	—	—
Net income	—	—	—	—	—	—	64,689	64,689

Balance at December 31, 2006	207,891,358	$524,619	$5,151	$4,889	$2,857	$—	$(75,416)	$462,100

Options granted net of forfeitures	—	—	—	3,274	—	—	—	3,274
Shares issued under options	1,548,857	2,355	—	(71)	—	—	—	2,284
Change in fair value of available for sale securities	—	—	—	—	—	3,192	—	3,192
Issue costs	—	(5,240)	—	—	—	—	—	(5,240)
Warrants exercised	62,783	254	(13)	—	—	—	—	241
Common shares issued	24,150,000	86,940	—	—	—	—	—	86,940
Stock bonus (Note 22)	50,683	175	—	—	—	—	—	175
Issuance of new convertible debt	—	—	—	—	35,852	—	—	35,852
Retirement of convertible debt	—	—	—	—	(2,857)	—	—	(2,857)
Equity related loan fees on new convertible debt	—	—	—	—	(1,232)	—	—	(1,232)
Loss on retirement of convertible debt—equity portion	—	—	—	—	—	—	(3,153)	(3,153)
Net loss	—	—	—	—	—	—	(36,404)	(36,404)

Balance at December 31, 2007	233,703,681	$609,103	$5,138	$8,092	$34,620	$3,192	$(114,973)	$545,172

Shares issued under options	360,000	1,023	—	(121)	—	—	—	902
Options granted net of forfeitures	—	—	—	2,088	—	—	—	2,088
Realized gain on available for sale securities	—	—	—	—	—	(5,402)	—	(5,402)
Unrealized loss on available for sale securities	—	—	—	—	—	2,122	—	2,122
Common shares issued	1,881,630	5,674	—	—	—	—	—	5,674
Issue costs	—	(337)	—	—	—	—	—	(337)
Payment of loan fees	—	—	—	—	(78)	—	—	(78)
Net loss	—	—	—	—	—	—	(120,071)	(120,071)

Balance at December 31, 2008	235,945,311	$615,463	$5,138	$10,059	$34,542	$(88)	$(235,044)	$430,070

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)

	For the years ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income/(loss)	$(120,071)	$(36,404)	$64,689
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	61,351	36,178	21,530
Amortization of loan acquisition cost	732	449	358
Deferred stripping	—	—	1,548
Gain on sale of equity investments	(5,402)	(12,449)	(81,143)
Loss on retirement of debt	—	7,067	—
Loss on sale of assets	575	—	—
Non-cash employee compensation	2,088	3,449	1,857
Abandonment and impairment	68,379	3,499	1,847
Income tax expense/(benefit)	(9,029)	5,206	6,347
Reclamation expenditures	(1,163)	(872)	(1,130)
Fair value of derivatives	2,076	(561)	3,640
Accretion of convertible debt	6,198	1,606	706
Accretion of asset retirement obligations	778	1,062	835
Minority interests	(6,150)	(1,274)	794
Changes in assets and liabilities:
Accounts receivable	4,060	(1,168)	(4,077)
Inventories	3,229	(11,645)	(22,294)
Accounts payable and accrued liabilities	24,618	12,169	10,716
Other	(2,226)	358	(825)

Net cash provided by operating activities	30,043	6,670	5,398
INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(6,937)	(6,397)	(8,606)
Expenditures on mining properties	(42,830)	(36,877)	(15,784)
Expenditures on property, plant and equipment	(24,660)	(71,593)	(19,372)
Expenditures on mine construction in progress	—	—	(126,954)
Cash provided by draw down of restricted cash	—	71	3,861
Cash used to secure letters of credit	(2,740)
Purchase of equity investments	—	—	(1,656)
Proceeds from sale of equity investment	7,104	13,124	72,154
Proceeds from the sale of assets	1,351	—	—
Change in payable on capital expenditures	(5,235)	(1,846)	6,914
Purchase of long term investments	—	(472)	(300)
Change in deposits on mine equipment and material	2,881	2,960	(2,420)
Other	—	—	41

Net cash used in investing activities	(71,066)	(101,030)	(92,122)
FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	6,238	84,225	3,463
Principal payments on debt	(17,816)	(13,480)	(6,622)
Proceeds from equipment financing facility	11,456	13,463	27,431
Retirement of convertible notes	—	(61,760)	—
Issuance of convertible debentures, net of issuance costs	—	120,558	—
Other	(1,051)	—	(149)

Net cash provided by/(used in) financing activities	(1,173)	143,006	24,123
Increase (decrease) in cash and cash equivalents	(42,196)	48,646	(62,601)
Cash and cash equivalents, beginning of period	75,754	27,108	89,709

Cash and cash equivalents end of period	$33,558	$75,754	$27,108

(See Note 22 for supplemental cash flow information)

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in tables are in thousands of US Dollars unless noted otherwise)

1. Nature of operations

Through our subsidiaries we own and operate the Bogoso/Prestea gold mining and processing operation (“Bogoso/Prestea”) located near the town of Bogoso, Ghana and the Wassa gold mine (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. We also process ore mined at the Hwini-Butre and Benso (“HBB”) gold properties in southwest Ghana.

We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and hold and manage exploration properties in Suriname, Brazil and French Guiana in South America.

2. Basis of presentation

These consolidated financial statements are prepared and reported in United States (“US”) dollars and in accordance with generally accepted accounting principles in Canada (“Cdn GAAP”) which differ in some respects from GAAP in the United States (“US GAAP”). These differences in GAAP are quantified and explained in Note 25. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries whether owned directly or indirectly. All inter-company balances and transactions have been eliminated. Subsidiaries are defined as entities in which the company holds a controlling interest, is the general partner or where it is subject to the majority of expected losses or gains. Our fiscal year-end is December 31.

Measurement Uncertainty

The carrying values of total assets in our Wassa and Bogoso/Prestea operating units were $292 million and $371 million respectively at December 31, 2008. Management’s review of these carrying values indicated that at December 31, 2008, the properties were not impaired. Management’s conclusion is dependent on assumptions about several operating parameters including future operating costs, gold production levels, future gold prices, reserves and capital equipment needs. In recent months there has been unprecedented volatility in several of the parameters involved in such an analysis including costs of fuel, power, and other operating supplies, gold prices and the costs of capital equipment which has resulted in increased amount of measurement uncertainty. Future changes in these parameters could give rise to material changes in asset carrying values. Management intends to monitor the critical factors impacting its impairment analysis and will re-evaluate the carrying value of its long-lived assets as necessary going forward.

3. Summary of significant accounting policies

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

Cash and cash equivalents

Cash includes cash deposits, in any currency, residing in checking accounts, money market funds and sweep accounts. Cash equivalents consist of highly liquid investments purchased with maturities of three months or less. Investments with maturities greater than three months and up to one year are classified as short-term investments, while those with maturities in excess of one year are classified as long-term investments. Cash equivalents and short-term investments are stated at cost, which approximates market value.

Inventories

Inventory classifications include “stockpiled ore,” “in-process inventory,” “finished goods inventory” and “materials and supplies.” All of our inventories, except materials and supplies, are recorded at the lower of weighted average cost or market. The stated value of all production inventories include direct production costs and attributable overhead and depreciation incurred to bring the materials to it current point in the processing cycle, except for our materials and supplies inventories. General and administrative costs for corporate offices are not included in any inventories.

Stockpiled ore represents coarse ore that has been extracted from the mine and is awaiting processing. Stockpiled ore is measured by estimating the number of tonnes (via truck counts or by physical surveys) added to, or removed from the stockpile, the number of contained ounces (based on assay data) and estimated gold recovery percentage. Stockpiled ore value is based on the costs incurred (including depreciation and amortization) in bringing the ore to the stockpile. Costs are added to the stockpiled ore based on current mining costs per tonne and are removed at the average cost per tonne of ore in the stockpile.

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

Ore reserve quantities used in units-of-production amortization

Gold ounces contained in stockpiled ore are excluded from total reserves when determining units-of-production amortization of mining property, asset retirement assets and other assets.

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

Impairment of long-lived assets

We review and evaluate our long-lived assets for impairment at least annually and also when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An asset impairment is considered to exist if an asset’s recoverable value is less than it carrying value as recorded on our Consolidated Balance Sheet. In most cases an asset’s recoverable value is assumed to be equal to the sum of the asset’s expected future cash flows, on an undiscounted basis. If the sum of the undiscounted future cash flows does not exceed the asset’s carrying value, an impairment loss is measured and recorded based on discounted estimated future cash flows from the asset. Future cash flows are based on estimated quantities of gold and other recoverable metals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans.

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

Property, plant, equipment and mine development

Property, plant and equipment assets, including, machinery, processing equipment, mining equipment, mine site facilities, vehicles and expenditures that extend the life of such assets are recorded at cost, including acquisition and installation costs. The costs of self constructed assets, including mine development assets, include direct construction costs and allocated interestduring the construction phase. Indirect overhead costs are not included in the cost of self constructed assets. Depreciation for mobile equipment and other assets having estimated lives shorter than the estimated life of the ore reserves, is computed using the straight-line method at rates calculated to depreciate the cost of the assets, less their anticipated residual values, if any, over their estimated useful lives.

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

Asset retirement obligations

In accordance with the requirements of the CICA Handbook Section 3110, “Asset Retirement Obligations” environmental reclamation and closure liabilities are recognized at the time of environmental disturbance in amounts equal to the discounted value of expected future reclamation and closure costs. The discounted cost of future reclamation and closure activities is capitalized as mine property and amortized over the life of the property. The estimated future cash costs of such liabilities are based primarily upon environmental and regulatory requirements of the various jurisdictions in which we operate. Cash expenditures for environmental remediation and closure are charged as incurred against the accrual.

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

Canadian currency in these financial statements is denoted as “Cdn$,” European Common Market currency is denoted as “Euro” or “€,” and Ghanaian currency is denoted as “Ghana Cedi” or “Ghana Cedis.”

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

Net income per share

Basic income per share of common stock is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. In periods with earnings, the calculation of diluted net income per common share uses the treasury stock method to compute the dilutive effects of stock options, warrants and other dilutive instruments. In periods of loss, diluted net income per share is equal to basic income per share.

Revenue recognition

Revenue from the sale of metal is recognized when title and the risk of ownership pass to the buyer. All of our gold is sent to a South African gold refiner who locates and arranges for the sale to a third party on the day of shipment from the mine site. The sales price is based on the London P.M. fix on the day of shipment. Title and risk of ownership pass to the buyer on the day doré is shipped from the mine site.

Stock based compensation

Under the company’s common share option programs (see note 19), common share options may be granted to executives, employees, consultants and non-employee directors. Compensation expense for such grants is recorded in the Consolidated Statements of Operations as general and administrative expense, with a corresponding increase recorded in the Contributed Surplus account in the Consolidated Balance Sheets.

The expense is based on the fair values of the option at the time of grant and is recognized in over the estimated vesting periods of the respective options. Consideration paid to the company on exercise of options is credited to share capital.

Deferred Mining Costs

In accordance with EIC 160 “Stripping Costs Incurred in the Production Phase of Mining Operation” , stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) incurred during the production phase of a mine are considered variable production costs and are included as a component of inventory produced during the period in which stripping costs are incurred.

Major development expenditures, including stripping costs to prepare unique and identifiable areas outside the current mining area for future production that are considered to be pre-production mine development, are capitalized and amortized on the unit-of-production method based on estimated recoverable proven and probable reserves for the ore body benefited. However, where a second or subsequent pit is considered to be a continuation of existing mining activities, stripping costs are accounted for as current production cost and a component of the associated inventory unless the project is deemed to be a betterment to the property, in which case the costs are capitalized.

Leases

Leases that transfer substantially all the benefits and risks of ownership to the company are recorded as capital leases and classified as property, plant and equipment with a corresponding amount recorded with current and long-term debt. All other leases are classified as operating leases under which leasing costs are expensed in the period incurred.

Financial Instruments

Our financial instruments include cash, cash equivalents, restricted cash, available for sale investments, accounts receivable, derivative contracts, accounts payable, accrued liabilities and current and long term debt. Each financial asset and financial liability instrument is initially measured at fair value, adjusted for any associated transaction costs. In subsequent periods, the estimated fair values of financial instruments are determined based on our assessment of available market information and appropriate valuation methodologies including reviews of current interest rates, related market values and current pricing of financial instruments with comparable terms; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a current market transaction.

The carrying value of the Convertible Senior Unsecured Debentures is accreted to its maturity value through charges to income over the term of the notes based on the effective yield method.

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

Following is a summary of the categories the Company has elected to apply to each of its significant financial instruments

Financial Instrument	Category
Cash and cash equivalents	Held-for-trading
Restricted cash	Held-for-trading
Marketable equity securities	Available-for-sale
Accounts receivable	Loans and receivables
Convertible senior unsecured debentures	Other financial liabilities
Accounts payable and accrued liabilities	Other financial liabilities
Debt facility	Other financial liabilities
Derivatives	Held-for-trading

Comprehensive Income

Components of comprehensive income/loss consist of unrealized gains (loss) on available-for-sale securities. Unrealized gains or losses on securities are net of any reclassification adjustments for realized gains or losses included in net income.

Derivatives

At various times we utilize foreign exchange and commodity price derivatives to manage exposure to fluctuations in foreign currency exchange rates and gold prices, respectively. We do not employ derivative financial instruments for trading purposes or for speculative purposes. Our derivative instruments are recorded on the balance sheet at fair value with changes in fair value recognized in the statement of operations at the end of each period in an account titled “Derivative mark-to-market gain/(loss)”.

Changes in accounting policies during 2008

Effective January 1, 2008, we adopted the following accounting standards updates issued by the Canadian Institute of Chartered Accountants (“CICA”). These new standards, with the exception of section 3031, have been adopted on a prospective basis with no restatement to prior period financial statements. Section 3031 has been adopted retrospectively.

(a) Capital Disclosures (Section 1535)

This standard requires disclosure of an entity’s objectives, policies and processes for managing capital, quantitative data about what the entity regards as capital and whether the entity has complied with any capital requirements and, if it has not complied, the consequences of such noncompliance.

(b) Inventories (Section 3031)

This standard replaces the existing Section 3030 with the same title and harmonizes accounting for inventories under Canadian GAAP with IFRS. This standard requires that inventories be measured at the lower of cost and net realizable value, and includes guidance on the determination of cost, including allocation of overheads and other costs. The standard also requires that similar inventories within a consolidated group be measured using the same method of either first-in, first-out (FIFO) or weighted average cost formula to measure the cost of other inventories. It also requires the reversal of previous write-downs to net realizable value when there is a subsequent increase in the value of inventories. The adoption of this statement resulted in the reclassification of $0.8 million from inventory to property, plant and equipment at December 31, 2007.

(c) Going Concern – Amendments to Section 1400

CICA 1400, General Standards of Financial Statement Presentation, was amended to include requirements to assess and disclose an entity’s ability to continue as a going concern. The new requirements were effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008. The adoption of this statement did not have an impact on the consolidated financial statements.

(d) Financial Instruments – Disclosure (Section 3862) and Presentation (Section 3863)

These standards replace CICA 3861, Financial Instruments – Disclosure and Presentation. They increase the disclosures currently required, which will enable users to evaluate the significance of financial instruments for an entity’s financial position and performance, including disclosures about fair value. In addition, disclosure is required of qualitative and quantitative information about exposure to risks arising from financial instruments, including specified minimum disclosures about credit risk, liquidity risk and market risk. The quantitative disclosures must provide information about the extent to which the entity is exposed to risk, based on information provided internally to the entity’s key management personnel. See Note 4.

Recent Accounting Pronouncements

Section 3064 replaces CICA 3062 and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets are equivalent to the corresponding provisions of IAS 38, Intangible Assets. CICA 1000—Financial Statement Concepts is amended to clarify criteria for recognition of an asset. CICA 3450 – Research and Development Costs is replaced by guidance in CICA 3064. EIC 27 is no longer applicable for entities that have adopted CICA 3064. A number of other EIC abstracts have consequential amendments. AcG 11 – Enterprises in the Development Stage is also amended to delete references to deferred costs and to provide guidance on development costs as intangible assets under CICA 3064. These changes are effective for the Company commencing January 1, 2009.

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

4. Financial Instruments

Financial Assets

The carrying amounts and fair values of our financial assets are as follows:

	Category	December 31, 2008		December 31, 2007
Assets		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents [1]	Held-for-trading	$33,558	$33,558	$75,754	$75,754
Restricted cash [1]	Held-for-trading	4,249	4,249	1,510	1,510
Accounts receivable [1]	Loans and receivables	4,306	4,306	8,369	8,369
Derivative Instrument- Riverstone Warrants	Held-for-trading	11	11	—	—
Derivative Instrument- Rand Forward	Held-for-trading	—	—	124	124
Available for sale investments [1]	Available-for-sale	29	29	5,121	5,121

Total financial assets		$42,153	$42,153	$90,878	$90,878

Financial Liabilities

The carrying amounts and fair values of financial liabilities are as follows:

	Category	December 31, 2008		December 31, 2007
Liabilities		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities [1]	Other financial liabilities	$74,234	$74,234	$54,851	$54,851
Derivative instruments – EURO shares [4]	Held-for-trading	—	—	248	248
Derivative instruments – Gold Forward Contracts [4]	Held for trading	1,690	1,690	—	—
Convertible senior unsecured debentures [2,3]	Other financial liabilities	108,436	93,738	93,579	87,071
Debt facility [1]	Other financial liabilities	625	625	8,268	8,268
Equipment financing loans [2]	Other financial liabilities	33,757	31,063	29,601	29,715

Total financial liabilities		$218,742	$201,350	$186,547	$180,153

[1]	Carrying amount is a reasonable approximation of fair value.

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

Credit Risk

Our credit risk is primarily attributable to our liquid financial assets. We limit exposure to credit risk on liquid financial assets through maintaining our cash and equivalents, restricted cash and deposits with high-credit quality financial institutions. At the end of 2008 all of our excess cash was invested in US treasury bills.

Liquidity Risk

We ensure that there is sufficient capital in order to meet short term business requirements, after taking into account cash flows from operations and our holdings of cash and cash equivalents. This is accomplished by budgets and forecasts which are updated on a periodic basis to understand future cash needs and sources. Spending plans are adjusted accordingly to provide for liquidity. We believe that these sources will be sufficient to cover the likely short and long term cash requirements. At the end of 2008 all of our excess cash was invested in US treasury bills.

The following table provides a maturity analysis of our financial liabilities as of December 31, 2008:

Liabilities	2009	2010	2011	2012	2013	Maturity
Equipment financing loans
principal	$11,511	$9,414	$5,433	$3,214	$1,420	2009 to 2013
interest	2,065	806	816	244	50
Bank facility
principal	625	—	—	—	—	31-Jan-09
interest		—	—	—	—
Convertible debentures
principal	—	—	—	125,000	—	30-Nov-12
interest	5,000	5,000	5,000	5,000	—

Total	$19,201	$15,220	$11,249	$133,458	$1,470

We manage the liquidity risk inherent in these financial liabilities by preparing a 6 year budgets each year which include the scheduled liquidation of these liabilities in the cash flow section.

Market Risk

The significant market risk exposures to which the Company is exposed are foreign exchange risk, interest rate risk and commodity price risk. These are discussed further below.

Foreign Currency Exchange Rate Risk – While our major operating units transact most of their business in US dollars, many purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African Rand and Ghanaian Cedis. Since gold is sold throughout the world based principally on the US dollar price, but portions of our costs are in non-dollar terms, currency exchange fluctuations may affect the costs and margins at our operations. The appreciation of non–US dollar currencies against the US dollar increases production costs and the cost of capital assets in US dollar terms at mines located outside the US, which can adversely impact our net income and cash flows. Conversely, a depreciation of non–US dollar currencies usually decreases production costs and capital asset purchases in US dollar terms.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non–US dollar currencies results in a foreign currency gain on such investments and a decrease in non–US dollar currencies results in a loss.

In the past we have entered into forward purchase contracts for South African Rand, Euros and other currencies to hedge expected purchase prices of capital assets. We maintain certain operating cash accounts in non–US dollar currencies. As of December 31, 2008 we had no currency related derivatives and had nil amounts in foreign currencies.

Interest rate risk – We invest excess cash in high credit quality, short term instruments. The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates.

With respect to financial liabilities, the senior convertible unsecured debentures and the outstanding loans under the equipment financing facility are not subject to interest rate risk since they bear interest at a fixed rate and are not subject to fluctuations in interest rate. As of December 31, 2008 we had $0.6 million of a variable rate bank debt. This debt has an interest rate of US prime plus 1%. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk . A 1% change in interest rates would not have a material impact on our net loss or comprehensive loss.

Commodity price risk – Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. The value of the Company’s mineral resource properties is also related to the price of gold and the outlook for these minerals. Gold prices historically have fluctuated widely and are affected by numerous factors outside of the Company’s control, including, but not limited to, industrial and retail demand, central bank lending, forward sales by producers and speculators, levels of worldwide production, short-term changes in supply and demand because of speculative hedging activities, and other factors. The profitability of our operations is highly dependent on the market price of gold. If gold prices decline for a prolonged period below the cost of production of our mines, it may not be economically feasible to continue production. See note 11 for a description of gold hedges entered into during the fourth quarter of 2008. With the hedges we had in place at December 31, 2008, a $10 per ounce change in gold price would have a $0.5 million impact on our derivative gain or loss.

Our operating costs are exposed to fluctuations in the price of crude oil in world markets, prolonged increases in the price of crude oil will result in an increase the fuel cost to operate our equipment, an increase in the cost to import goods and services, and also an increase in our power cost. Conversely a decrease in the price of crude oil will result in a decrease in the aforementioned costs.

Equity Price Risk - We have in the past and may in the future seek to acquire additional funding by sale of common shares. Movements in the price of our common shares have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

5. Inventories

	As of December 31,
	2008	2007
		(restated)
Stockpiled ore	$6,497	$21,518
In–process	10,626	8,878
Materials and supplies	32,011	25,570

Total	$49,134	$55,966

There were approximately 45,000 and 80,000 recoverable ounces of gold in ore stockpile inventories at December 31, 2008 and 2007, respectively. Stockpile inventories are short-term surge piles expected to be processed in the next 12 months or less. During 2008 we recorded a total of $25.7 million of net realizable value adjustment write-downs. Of the $25.7 million total, $16.4 million was related to approximately 700,000 tonnes of transition ore stockpiles. The decision to write off the transition ore stockpile value was based on information obtained during processing test runs of the various transition ore stockpiles during 2008, and also on the gold price at December 31, 2008 which was lower than at the end of the two prior quarters.

6. Deposits

Represents cash advances and payments for equipment and materials purchases by our mines which are not yet delivered on-site.

7. Available-for-sale investments

	Year Ended December 31, 2008
	Mineral IRL		EURO Resources		Riverstone		Total
	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Investments
Balance at December 31, 2007	$3,084	5,012,800	$2,037	1,483,967	$—	—	$5,121
Acquisitions	—	—	—	—	118	300,000	118
Dispositions	(1,626)	(5,012,800)	(304)	(1,483,967)	—	—	(1,930)
Realized gain on sale	(3,405)	—	(1,997)	—	—	—	(5,402)
OCI [1] - unrealized gain / (loss)	1,947	—	264	—	(89)	—	2,122

Balance at December 31, 2008	$—	—	$—	—	$29	300,000	$29

[1] Denotes other comprehensive income

	Year Ended December 31, 2007
	Mineral IRL		EURO Resources		Riverstone		Total
	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Investments
Balance at December 31, 2006	$4,218	4,820,000	$5,718	3,009,679	$—	—	$9,936
Acquisitions	169	192,800	302	227,690	—	—	471
Dispositions	—	—	—	(1,753,402)	—	—	—
Realized gain on sale	—	—	(3,331)	—	—	—	(3,331)
OCI – unrealized gain / (loss)	(1,303)	—	(652)	—	—	—	(1,955)

Balance at December 31, 2007	$3,084	5,012,800	$2,037	1,483,967	$—	—	$5,121

8. Deferred exploration and development costs

Consolidated property expenditures on our exploration projects for the year ended December 31, 2008 were as follows:

	Deferred Exploration & Development Costs as of 12/31/07	Capitalized Exploration Expenditures	Transfer from Mining Properties	Impairments (see Note 24)	Other	Deferred Exploration & Development Costs as of 12/31/08
AFRICAN PROJECTS
Akropong trend and other Ghana	$1,519	$2,918	$—	$—	$—	$4,437
Prestea Underground [1]	—	—	44,551	(44,551)	—	—
Mano River — Sierra Leone	1,486	1,188	—	—	—	2,674
Afema — Ivory Coast	1,539	—	—	(1,539)	—	—
Goulagou — Burkina Faso	19,273	26	—	(18,886)	(413)	—
Other Africa	1,518	1,366	—	(1,589)	—	1,295
SOUTH AMERICAN PROJECTS
Saramacca - Suriname	781	—	—	—	—	781
Paul Isnard – French Guiana	3,087	1,439	—	—	—	4,526

Total	$29,203	$6,937	$44,551	$(66,565)	$(413)	$13,713

[1]

During 2008, the assets related to the Prestea Underground were reclassified as deferred exploration and development costs following updated feasibility study results which indicated these amounts no longer met the definition of mining property, plant and equipment.

Consolidated property expenditures on our exploration projects for the year ended December 31, 2007 were as follows:

	Deferred Exploration & Development Costs as of 12/31/06	Capitalized Exploration Expenditures	Impairments	Transfer to Mining Properties	Deferred Exploration & Development Costs as of 12/31/07
AFRICAN PROJECTS
Akropong trend and other Ghana	$833	$774	$(88)	$—	$1,519
Hwini–Butre and Benso – Ghana	142,715	489	—	(143,204)	—
Mano River – Sierra Leone	2,015	1,356	(1,885)		1,486
Afema – Ivory Coast	1,512	27	—	—	1,539
Goulagou – Burkina Faso	18,789	484	—	—	19,273
Other Africa	1,082	436	—	—	1,518
SOUTH AMERICAN PROJECTS
Saramacca – Suriname	781	—	—	—	781
Paul Isnard – French Guiana	256	2,831	—	—	3,087

Total	$167,983	$6,397	$(1,973)	$(143,204)	$29,203

9. Property, plant and equipment

	As of December 31, 2008			As of December 31, 2007 (restated)
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment, Net Book Value
Bogoso/Prestea	$63,209	$(29,956)	$33,253	$63,616	$(20,850)	$42,766
Bogoso sulfide plant	198,989	(15,498)	183,491	197,598	(2,602)	194,996
Prestea Underground [1]	—	—	—	4,951	—	4,951
Wassa/HBB	74,488	(22,720)	51,768	55,802	(14,963)	40,839
Corporate & other	3,489	(473)	3,016	891	(366)	525

Total	$340,175	$(68,647)	$271,528	$322,858	$(38,781)	$284,077

[1]        During 2008, the assets related to the Prestea Underground were reclassified as deferred exploration and development costs following updated feasibility study results which indicated these amounts no longer met the definition of mining property, plant and equipment.

10. Mining properties

	As of December 31, 2008			As of December 31, 2007
	Mining Properties at Cost	Accumulated Amortization And Impairments	Mining Properties, Net Book Value	Mining Properties at Cost	Accumulated Amortization And Impairments	Mining Properties, Net Book Value
Bogoso/Prestea	$61,528	$(34,071)	$27,457	$52,708	$(33,584)	$19,124
Prestea Underground [1]	—	—	—	33,166	—	33,166
Bogoso Sulfide	53,452	(5,360)	48,092	52,774	(1,562)	51,212
Mampon	15,666	—	15,666	15,957	—	15,957
Wassa / HBB	257,431	(48,017)	209,414	217,872	(26,227)	191,645
Other	16,680	(3,377)	13,303	17,485	(1,778)	15,707

Total	$404,757	$(90,825)	$313,932	$389,962	$(63,151)	$326,811

[1]

During 2008, the assets related to the Prestea Underground were reclassified as deferred exploration and development costs following updated feasibility study results which indicated these amounts no longer met the definition of mining property, plant and equipment.

11. Derivatives

The derivative mark-to-market losses recorded in the Statement of Operations is comprised of the following amounts:

	For the years ended December 31,
	2008	2007	2006
Riverstone Resources, Inc. – warrants	$285	$—	$—
Forward currency agreements	124	(124)	984
EURO Resources S.A. shares	(31)	248	—
EURO Resources S.A. forward gold price agreements	—	—	4,904
Gold forward price contracts	602	108	3,701

Derivative loss	$980	$232	$9,589

Realized (gain)/loss	$(995)	$108	$5,949
Unrealized (gain)/loss	1,975	124	3,640

Derivative loss	$980	$232	$9,589

Riverstone Resources Inc. – Warrants

In the first quarter of 2008, we received 2 million warrants from Riverstone Resources Inc. (“Riverstone”) as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso. These warrants are exercisable through January of 2012 at prices between Cdn $0.30 and Cdn $0.45, depending on the timing of exercise.

Forward Currency Agreements – South African Rand

In the fourth quarter of 2007, we entered into a series of forward currency agreements totaling $5.1 million for the purchase of South African Rand (“Rand”). These contracts were taken out to secure known US dollar costs of a purchase contract stated in Rand. These forward contracts matured ratably between October 28, 2007 and April 25, 2008 at rates between 6.994 and 7.184 Rand to the US dollar. At December 31, 2008 there were no remaining amounts under the agreements.

EURO Ressources S.A. Shares

In 2007, we renegotiated sections of certain agreements with EURO Ressources S.A. (“EURO”) including the timing and amounts of possible future royalty payments and certain commitments under exploration property earn-ins. In addition, and as part of these renegotiations, we agreed to make some of our remaining EURO shares available to EURO to deliver against certain options EURO has granted or plans to grant to its directors. This, plus existing options granted to GSR directors, brought the number of our shares in EURO that were subject to option agreements to 530,000. As a result, we recorded a derivative liability to recognize the cost of the EURO shares that we may make available in the future to members of EURO’s management who hold the options. In December 2008, EURO was acquired by a Canadian gold mining company and all outstanding options were exercised.

Gold Forward Price Contracts

In the third and fourth quarters of 2008, we entered into a series of gold forward price contracts in response to a significant increase in recent gold price volatility. The contracts covered 67,500 ounces at an average price of $832 per ounce. All of these positions expired at or before December 31, 2008 yielding a $1.1 million net gain. In the fourth quarter of 2008 we entered into additional forward pricing contracts for 45,000 ounces of gold at an average price of $825 per ounce. These contracts mature during the first quarter of 2009. At December 31, 2008 the fair value of these contracts was estimated to be $1.7 million resulting in an unrealized loss of $1.7 million. During 2007 we incurred a derivative gain on similar contracts of $0.1 million.

12. Asset Retirement Obligations

At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings ponds, waste dumps and ongoing post-closure environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At December 31, 2008, the total, undiscounted amount of the estimated future cash needs is estimated to be $43.4 million, up from 27.3 million at the end of 2007.

The changes in the carrying amount of the ARO during 2008 and 2007 are follows:

	For the years ended December 31,
	2008	2007
Balance at January 1	$18,919	$19,098
Accretion expense	778	1,062
Additions and change in estimates	13,122	(369)
Cost of reclamation work performed	(1,163)	(872)

Balance at December 31	$31,656	$18,919
Current portion	1,620	2,013
Long term portion	$30,036	$16,906

Our previous reclamation and closure cost estimate for Bogoso/Prestea was updated in 2008 by an independent consulting firm. Several factors contributed to the $12.7 million increase including changes in Ghanaian reclamation and closure requirements, increases in contractor rates and other reclamation costs, and additional disturbances during 2008.

13. Debt

	As of December 31, 2008	As of December 31, 2007
Current debt:
Debt facility	$626	$7,642
Equipment financing loans	12,152	9,483

Total current debt	$12,778	$17,125
Long term debt:
Debt facility	—	626
Equipment financing loans	18,911	20,232
Convertible debentures	93,738	87,071

Total long term debt	$112,649	$107,929

Debt Facility

On October 11, 2006, GSBPL entered into an agreement for a $15.0 million debt facility with two Ghana-based banks. The $15.0 million was repayable over a term of 2 years commencing in February 2007 at US prime plus 1% (4.25% at December 31, 2008). The final payment of $0.6 million was made in January 2009. Loan fees totaled 1% of the facility amount. The debt was secured by the non-mobile assets of the Bogoso sulfide processing plant. Proceeds from the debt facility were used for the construction of the Bogoso sulfide expansion project. A total of $0.9 million of interest on the debt facility was capitalized to the Bogoso sulfide expansion project during 2006 and 2007. Loan fees totaling approximately $0.3 million were deducted from the liability in arriving at amortized cost which are amortized using the effective interest rate method.

Equipment Financing Credit Facility

GSBPL and GSWL maintain an equipment financing facility between Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment and is secured by the mobile equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or LIBOR plus 2.38%. The facility has a $40 million maximum limit. At December 31, 2008, $8.9 million was available to draw down. The average interest rate on the outstanding loans is approximately 7.74%.

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

On maturity, we may, at our option, satisfy our repayment obligation by paying the principal amount of the Debentures in cash or, subject to certain limitations, by issuing that number of our common shares obtained by dividing the principal amount of the Debentures outstanding by 95% of the weighted average trading price of our common shares on the NYSE Alternext US stock exchange for the 20 consecutive trading days ending five trading days preceding the maturity date (the “Market Price”). Upon the occurrence of certain change in control transactions, the holders of the debentures may require us to purchase the Debentures for cash at a price equal to 101% of the principal amount plus accrued and unpaid interest. If 10% or more of the fair market value of any such change in control consideration consists of cash, the holders may convert their Debentures and receive a number of additional common shares, which number is determined as set forth in the Indenture.

The Debentures are direct senior unsecured indebtedness of Golden Star Resources Ltd., ranking equally and ratably with all our other senior unsecured indebtedness, and senior to all our subordinated indebtedness. None of our subsidiaries have guaranteed the Debentures, and the Debentures do not limit the amount of debt that we or our subsidiaries may incur.

The Debentures were accounted for in accordance with EIC 164, “Convertible and other Debt Instruments with Embedded Derivatives”. Under this statement, the fair value of the Conversion feature is recorded as equity. The issuance date fair value of the Company’s obligation to make principal and interest payments was estimated at $89.1 million and was recorded as convertible senior unsecured debentures. The issuance date fair value of the holder’s conversion option was estimated at $35.9 million and was recorded as the “equity component of convertible debentures”. Fees totaling $4.7 million relating to the issuance of these debentures were allocated pro-rata between deferred financing fees of $3.4 million and equity of $1.3 million.

In late 2007, we used $61.8 million of the Debenture proceeds to redeem and pay accrued interest on $50 million of convertible notes originally borrowed in April 2005. Upon completion of the redemption, a debt retirement loss of $7.1million was recognized in the statement of operations in the fourth quarter of 2007 for the liability component of the notes and equity was decreased by $6.0 million for the impact of the early retirement of the equity component of the notes.

14. Income Taxes

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

Our future tax assets and liabilities at December 31, 2008 and 2007 include the following components:

	As of December 31,
	2008	2007
Future tax assets:
Offering costs	$1,096	$2,516
Non-capital loss carryovers	149,401	126,431
Capital loss carryovers	—	4,147
Mine property costs	9,900	11,888
Reclamation costs	6,082	2,898
Derivatives	645	64
Unrealized loss	26	1,038
Other	1,361	1,010
Valuation allowance	(98,020)	(72,460)

Future tax assets	$70,491	$77,532
Future tax liabilities:
Mine property costs	$103,259	$119,324
Other	357	362

Future tax liabilities	103,616	119,686

Net future tax assets/(liabilities)	$(33,125)	$(42,154)

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	As of December 31,
	2008	2007
Canada	$28,094	$35,716
U.S.	233	70
Ghana	69,234	36,674
Burkina Faso	459	—

Total valuation allowance	$98,020	$72,460

The provision for income taxes includes the following components:

	For the years ended December 31,
	2008	2007	2006
Current
Canada	$—	$—	$—
Foreign	—	—	—
Future
Canada	—	—	4,926
Foreign	(9,029)	5,206	1,112

Total	$(9,029)	$5,206	$6,038
A reconciliation of expected income tax on net income before minority interest at statutory rates with the actual expenses (recovery) for income taxes is as follows:

	For the years ended December 31,
	2008	2007	2006
Net income /(loss) before minority interest	$(135,250)	$(32,473)	$71,521
Statutory tax rate	29.5%	32.5%	32.5%

Tax expense/(benefit) at statutory rate	(39,898)	(10,560)	23,258
Foreign tax rates	(6,401)	(8,377)	(7,104)
Change in tax rates	3,317	—	(2,634)

	For the years ended December 31,
	2008	2007	2006
Non-taxable portion of capital (gains)/losses	(392)	(2,202)	(5,555)
Expired loss carryovers	99	136	842
Deconsolidation of EURO carryovers and tax basis	—	—	(1,894)
Ghana investment allowance	(1,288)	(3,638)	—
Non-deductible stock option compensation	616	1,065	599
Non-deductible expenses	1,803	324	36
Non-taxable income	—	—	(624)
Loss carryover not previously recognized	399	158	(402)
Non-deductible Ghana property basis	—	788	2,213
Change in future tax assets due to exchange rates	5,792	(4,578)	(637)
Change in valuation allowance	26,924	32,090	(2,060)

Income tax expense /(recovery)	$(9,029)	$5,206	$6,038

During 2007, we recognized $6.5 million of share offering costs. Shareholders' equity has been credited in the amounts of $2.1 million for the tax benefits of these deductions. In addition, in 2008 we recognized $3.3 million of unrealized loss on marketable equity securities. Other comprehensive income has been credited for the $1 million tax benefit of these future tax deductions. A $2.1 million valuation allowance has been provided in shareholders' equity for the net tax impact of the share offering costs. In addition, a $1 million valuation allowance has been provided in other comprehensive income for the net tax impact of the unrealized loss

At December 31, 2008 we had tax pool and loss carryovers expiring as follows:

	Canada	Ghana
2009	$2,226	$—
2010	66	—
2011	—	14,030
2012	—	43,628
2013	—	52,909
2014	4,416	—
2015	7,908	—
2026	12,968	—
2026	13,211	—
2026	11,828	—
Indefinite	—	422,326

Total	$52,623	$532,893

15. Commitments and contingencies

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

In 2008, the EPA required Bogoso/Prestea to resubmit their Environmental Management Plan (“EMP”) with an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the cost estimate and the EMP was submitted to the EPA in February, 2009 we are currently waiting for the EPA’s review and comments.

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

Goulagou and Rounga – In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over a four-year period, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. We are entitled to receive up to 2 million shares of Riverstone over the term of the option, of which 0.7million shares have been received as of February 25, 2009. In addition we received 2 million common share purchase warrants of Riverstone during 2008. The Riverstone purchase warrants have remaining exercise prices that range from Cdn$0.35 to Cdn$0.45.

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

We have temporarily reduced exploration activities at our Paul Isnard project in French Guiana following the government’s recent announcement that it has suspended granting mining licenses pending the outcome of an environmental review of all French Guiana gold exploration areas. We expect this review to be completed in 2009.

See the “Litigation” section immediately below for information about new legal actions affecting Paul Isnard.

Litigation – On September 25, 2008, EURO Ressources S.A. (“EURO”) commenced litigation in British Columbia concerning our ownership of mineral rights at the Paul Isnard gold property in French Guiana. EURO has asked the courts to “confirm our repudiation” of an option agreement on Paul Isnard, and EURO is seeking unspecified damages. It is Golden Star’s position that it has not repudiated the option agreement but rather has fulfilled all requirements specified in all agreements between EURO and Golden Star related to the Paul Isnard property and has thereby established ownership rights to the property.

On September 26, 2008, Golden Star issued a statement of claim in Ontario against EURO and its subsidiary Société de Travaux Publics et de Mines Aurifères en Guyane S.A.R.L. (“SOTRAPMAG”). The statement of claim seeks to have EURO transfer the Paul Isnard Permis Exclusif de Recherches (“PER”) and the shares of SOTRAPMAG (which holds eight mineral concessions in the Paul Isnard area of French Guiana (together with the PER, the “Paul Isnard Properties”)) to us in compliance with EURO’s obligations under certain agreements between the parties, as well as monetary damages. EURO has previously acknowledged that the Paul Isnard Properties and the shares of SOTRAPMAG are being held in trust by EURO for Golden Star pending their formal transfer to Golden Star. The statement of claim has been issued as a result of EURO’s failure to transfer the Paul Isnard Properties and shares of SOTRAPMAG as required, and also due to EURO’s publicly stated claim that it owns the properties.

On August 29, 2008 B.D. Goldfields, Ltd., a Ghanaian registered company, and a shareholder of B.D. Goldfields, Ltd. filed suit in the United States District Court of the District of Colorado against Golden Star Resources Ltd. and our subsidiary St. Jude Resources Ltd. The plaintiffs are challenging the validity the various concession contracts and settlements related to the Hwini-Butre gold property in Ghana. We believe this action is frivolous and without merit, and we intend to vigorously defend against this action on numerous grounds. We have asserted that the United States court is without jurisdiction over the matter and that the claims asserted by the plaintiffs are barred by virtue of various settlements and judgments of the Ghanaian Courts. The Ghanaian government has already issued a lease to St. Jude’s nominee in connection with such concession. Our initial motion to dismiss was presented to the Court on November 6, 2008. The plaintiffs have opposed the motion to dismiss, and we replied in support of the motion to dismiss on January 7, 2009. The Court has scheduled a hearing on the motion to dismiss for March 17, 2009. A decision on the motion to dismiss likely will be made at or after the hearing.

On October 22, 2008, a Ghanaian court awarded plaintiffs approximately $1.9 million in damages against GSBPL in a legal action filed against GSBPL in 2000 related to a 1991 crop damage claim. The plaintiffs claimed that emissions from a now defunct processing plant at Bogoso, which was operating in 1991, injured the plaintiffs cocoa trees and reduced their cocoa output. We intend to appeal the judgment and file a motion to stay execution of the judgment. If the motion to stay is rejected, we may be required to pay the judgment or provide bonding in advance of final resolution of the appeal. We intend to vigorously pursue any and all appropriate remedies in this regard.

Bogoso Power Plant – Construction was initiated in the first quarter of 2008 on a nominal 20 megawatt power plant at Bogoso known as the Genser power plant. As collateral for a letter of credit issued in connection with the project, we restricted $3.6 million of cash as required by the bank providing the letter of credit.

Genser will construct, operate and maintain the plant on our behalf. This is a stand-by power facility that would be utilized only in the event of an emergency or when there is insufficient power available from the Ghana national power grid. Completion of construction is now scheduled in the first quarter of 2009.

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

Once the power plant is completed, we have agreed to purchase electric power from Genser’s plant and make payments in accordance with the following formulas: in months where our average monthly demand is equal to or less than 10 megawatts, we will pay Genser $295,200 per month plus the cost of fuel regardless of the amount of power used. In months where our average monthly demand exceeds 10 megawatts, we will pay Genser $0.030/kilowatt hour for amounts in excess of 10 megawatts plus fuel costs.

16. Share Capital

In February 2008 we completed an offering of 1,881,630 Golden Star common shares to investors in Ghana and Europe at a price of $3.10 (3.0 Cedis) per share which yielded $5.3 million, net of associated transaction costs. All shares issued are tradable on the Toronto Stock Exchange and the NYSE Alternext US stock exchange as well as on the Ghana Stock Exchange.

17. Capital Disclosures

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to pursue the development of its mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable level of risk.

In the management of capital, the Company includes the components of shareholders’ equity and debt, as well as cash and cash equivalents. The Company manages the capital structure and makes adjustments in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust the capital structure, the Company may issue new shares, issue new debt, acquire or dispose of assets or adjust the amount of investments. We have no restrictions or covenants on our capital structure as of the end of 2008.

In order to facilitate the management of its capital requirements, the Company prepares annual expenditure budgets that are updated as necessary depending on various factors, including successful capital deployment and general industry conditions. The annual and updated budgets are approved by the Board of Directors.

In order to maximize ongoing development efforts, the Company does not pay dividends. The Company’s cash investment policy is to invest its cash in highly liquid short-term interest-bearing investments with maturities of three months or less when acquired, selected with regards to the expected timing of expenditures from continuing operations.

18. Cost of Sales

	2008	2007	2006
Mining operations costs	$228,037	$158,310	$105,159
Change in inventories (costs from / (to) metals inventory)	9,670	(5,003)	(13,977)
Mining related depreciation and amortization	61,212	35,567	23,008
Accretion of asset retirement obligations	778	1,062	835

Total Cost of Sales	$299,698	$189,936	$115,025

19. Stock based compensation

Stock Options – We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “Plan”), and options are granted under this plan from time to time at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock of which 2,815,997 are available for grant at December 31, 2008. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the fair market value of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.

In addition to options issued under the Plan, 2,533,176 options were issued to various employees of St. Jude in exchange for St. Jude options in late 2005 of which 216,000 remain unexercised as of December 31, 2008. All of the remaining unexercised options held by St. Jude employees are vested. All figures shown below include the options issued to St. Jude employees.

Non-cash employee compensation expense recognized in the statements of operations with respect to the Plan are as follows:

	2008	2007	2006
Total stock compensation expense during the period	$2,088	$3,274	$1,842

We granted 1,964,000, 1,875,023 and 1,411,750 options during 2008, 2007 and 2006, respectively. We do not receive a tax deduction for the issuance of options. As a result we did not recognize any income tax benefit related to the stock compensation expense during 2008, 2007 and 2006.

The fair value of options granted during 2008, 2007 and 2006 were estimated at the grant dates using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	2008	2007	2006
Expected volatility	47.52% to 67.78%	47.39 to 67.13%	50.67 to 63.83%
Risk–free interest rate	2.11% to 3.32%	3.85 to 4.58%	4.00% to 4.70%
Expected lives	4.25 to 6.5 years	4 to 7 years	4 to 7 years
Dividend yield	0%	0%	0%

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

A summary of option activity under the Plan as of December 31, 2008 and changes during the year then ended is presented below:

	Options (000’)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2007	6,624	3.46	6.3	$3,775
Granted	1,964	2.83	9.4	—
Exercised	(360)	2.50	—	(594)
Forfeited, cancelled and expired	(750)	4.56	—	—

Outstanding as of December 31, 2008	7,478	3.23	5.9	3,154
Exercisable at December 31, 2008	5,552	3.23	3.2	2,602

A summary of option activity under the Plan as of December 31, 2007 and changes during the year then ended is presented below:

	Options (000’)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2006	6,556	2.98	5.7	$3,583
Granted	1,875	3.94	9.5	—
Exercised	(1,549)	1.62	—	(4,451)
Forfeited, cancelled and expired	(258)	3.85	—	—

Outstanding as of December 31, 2007	6,624	3.46	6.3	3,775
Exercisable at December 31, 2007	5,421	3.45	4.3	3,022

The number of options outstanding by strike price as of December 31, 2008 and 2007 is shown in the flowing tables:

	Options outstanding			Options exercisable
Range of exercise prices (Cdn$)	Number outstanding at December 31, 2008	Weighted– average remaining contractual life (years)	Weighted- average exercise price (Cdn$)	Number exercisable at December 31, 2008	Weighted- average exercise price (Cdn$)
1.00 to 2.50	2,234	4.1	1.41	1,902	1.37
2.51 to 4.00	3,505	7.6	3.47	2,211	3.48
4.01 to 7.00	1,707	4.8	5.02	1,407	5.23
7.01 to 10.00	32	5.0	9.07	32	9.07

	7,478	5.9	3.23	5,552	3.23

	Options outstanding			Options exercisable
Range of exercise prices (Cdn$)	Number outstanding at December 31, 2007	Weighted– average remaining contractual life (years)	Weighted- average exercise price (Cdn$)	Number exercisable at December 31, 2007	Weighted- average exercise price (Cdn$)
1.00 to 2.50	1,901	2.2	1.61	1,901	1.61
2.51 to 4.00	3,109	8.4	3.48	1,928	3.48
4.01 to 7.00	1,570	7.2	5.50	1,548	5.52
7.01 to 10.00	44	6.0	9.07	44	9.07

	6,624	6.3	3.46	5,421	3.45

The weighted–average grant date fair value of share options granted during the years ended December 31, 2008, 2007 and 2006 was Cdn$3.31, Cdn$2.20, and Cdn$2.61, respectively. The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was Cdn$0.6 million, Cdn$4.5 million and Cdn$3.2 million, respectively.

A summary of the status of non–vested options at December 31, 2008 and 2007 and changes during the years ended December 31, 2008 and 2007, is presented below:

	Number of options (‘000)	Weighted average grant date fair value (Cdn$)
Non-vested at January 1, 2008	1,203	2.17
Granted	1,964	1.62
Vested	(1,027)	1.65
Forfeited, cancelled and expired	(214)	1.91

Non-vested at December 31, 2008	1,926	1.92

	Number of options (‘000)	Weighted average grant date fair value (Cdn$)
Non-vested at January 1, 2007	1,175	2.38
Granted	1,875	2.20
Vested	(1,736)	2.33
Forfeited, cancelled and expired	(111)	2.50

Non-vested at December 31, 2007	1,203	2.17

As of December 31, 2008 there was a total unrecognized compensation cost of Cdn$2.3 million related to share-based compensation granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair values of shares vested during the years ended December 31, 2008, 2007 and 2006 were Cdn$1.5 million, Cdn$4.0 million and Cdn$1.9 million, respectively.

Stock Bonus Plan—In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock, of which 545,845 common shares had been issued as of December 31, 2008. During the years ended December 31, 2008, 2007 and 2006 we issued 0, 50,683 and 4,000 common shares, respectively, to employees under the Bonus Plan. The cost of the share grants was $0.2 million in 2007. No cost was incurred in connection with share grants made in 2006.

20. Earnings per Common Share

The following table provides a reconciliation between basic and diluted earnings per common share:

	2008	2007	2006
Net income/(loss)	$(120,071)	$(36,404)	$64,689
Weighted average number of common shares (millions)	235.7	229.1	207.5
Dilutive securities:
Options	—	—	2.2
Convertible notes	—	—	—
Convertible debentures	—	—	—
Warrants	—	—	—

Weighted average number of diluted shares	235.7	229.1	209.7
Basic earnings/(loss) per share	$(0.509)	$(0.159)	$0.312
Diluted earnings/(loss) per share	$(0.509)	$(0.159)	$0.308

21. Operations by segment and geographic area

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location.

	Africa			South America	Corporate	Total
As of and for the year ended December 31,	Bogoso/ Prestea	Wassa/ HBB	Other
2008
Revenues	$148,765	$108,590	$—	$—	$—	$257,355
Net income/(loss)	(89,385)	5,964	(15,822)	(1,047)	(19,781)	(120,071)
Total assets	371,134	291,652	11,087	12,112	10,217	696,202
2007
Revenues	$86,602	$89,012	$—	$—	$—	$175,614
Net income/(loss)	(31,710)	8,671	(2,970)	(516)	(9,879)	(36,404)
Total assets	436,250	111,501	173,228	10,769	60,800	792,548
2006
Revenues	$63,359	$59,227	$—	$—	$—	$122,586
Net income/(loss)	8,045	(1,512)	2,586	(3,981)	59,551	64,689
Total assets	360,455	110,866	166,750	7,852	17,851	663,774

22. Supplemental cash flow information

The following is a summary of significant non-cash transactions:

	2008	2007	2006
Available-for-sale investment acquired in exchange for property rights	118	—	—
Warrants acquired in exchange for property rights	296	—	—
Deconsolidation of EURO Ressources S.A.	—	—	—
- accounts receivable	—	—	2,341
- capitalized loan fees	—	—	90
- accounts payable	—	—	754
- derivative liability	—	—	6,333

There was no cash paid for income taxes during 2008, 2007 and 2006. Cash paid for interest was $7.9 million in 2008, $7.2 million in 2007 and $4.0 million in 2006.

23. Related parties

During 2008, we obtained legal services from a firm where our Chairman is of counsel. The cost of services incurred from this firm during 2008 and 2007 was $0.7 million and $1.0 million, respectively. Our Chairman did not personally perform any legal services to the Company during 2008 or 2007 nor did he benefit directly or indirectly from payments for the services performed by the firm.

24. Asset Impairments

Asset	2008	2007	2006
Prestea Underground exploration property	$44,551	$—	$—
Prestea South - development property	1,815	—	—
Niger - exploration properties	1,589	—	—
Burkina Faso - exploration properties	18,886	—	—
Ivory Coast - exploration property	1,539	—	—
Sierra Leone - exploration property	—	1,855	197
Abandonment of mine equipment	—	1,644
French Guiana - exploration properties	—	—	1,650

Total	$68,380	$3,499	$1,847

2008

Prestea Underground - Since acquiring the underground mine, Bogoso/Prestea has incurred $44.6 million in drilling, maintenance, shaft refurbishment, dewatering and engineering study costs. A pre-feasibility study prepared in 2008 indicated that substantial amounts of capital would be required to reopening the mine and the resulting operating cash flows would not materially increase cash flows from Bogoso/Prestea’s existing surface mining operations. The pre-feasibility did not include the additional costs of ongoing dewatering and maintenance costs of the underground mine outside of the active mining areas. Furthermore the pre-feasibility study did not anticipate the sharp increases in mine operating costs during 2008 due to higher power, fuel, reagents and labor costs.

Based on the pre-feasibility study results, the increases in operating costs since the study was completed in 2008, especially in the cost of electric power, and due to the high costs of maintaining access to the underground workings, Bogoso/Prestea has stopped its development activities at this project. As a result, the carrying value of the property was fully written down as at December 31, 2008 and an impairment charge of $44.6 million recorded in the consolidated statements of operations.

Prestea South - Portions of the Prestea South properties near the town of Prestea were deemed impaired because the cost of relocating homes and town site infrastructure negated the economic benefit of the reserves. The development costs to date of $1.8 million have also been written off and an impairment charge recorded in the consolidated statements of operations.

Niger Exploration Projects - Approximately $2.6 million has been spent on exploration work at the Deba and Tialkam gold projects in Niger since acquiring them from St. Jude in 2005. We plan to continue to hold these properties on care and maintenance basis and evaluate various alternatives for them. In response to our decision to scale back near-term exploration activities, they have been written down by $1.6 million.

Burkina Faso Exploration Projects - The Goulagou/Rounga project was acquired from St. Jude in 2005and a total of $18.2 million of the St. Jude purchase cost was allocated to these projects at that time. Since then we have spent an additional $1.1 million on exploration at these two properties and the limited work to date has not resulted in a material increases in the gold resources.

A reevaluation of the economics of the project at the end of 2008, indicate that there is currently insufficient resource to proceed with development of the project at this time. Based on our analysis the project has been written off and an impairment charge recorded in the consolidated statements of operations.

Ivory Coast Exploration Projects - We spent approximately $1.5 million on exploration efforts at the Afema project in the Ivory Coast in the past four years. Exploration results failed to identify resources that warranted further work and the project was impaired and written off in 2008.

2007 - Impairment charges in 2007 represent the write-off of exploration projects in Sierra Leone and disposal of equipment at one of our mines.

2006 - Impairment charges in 2006 were related to the Bon Espoir gold project in French Guiana and a gold project in Sierra Leone.

25. Generally Accepted Accounting Principles in the United States

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.

(c) Consolidated Balance Sheets in U.S. GAAP

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$33,558	$75,754
Accounts receivable	4,306	8,369
Inventories	49,134	56,739
Deposits	3,875	4,513
Other current assets	1,100	1,224

Total current assets	91,973	146,599
Restricted cash	4,249	1,510
Available-for-sale and long term investments	29	5,121
Deferred exploration and development costs (Note d1)	—	—
Property, plant and equipment (Note d3)	270,814	282,590
Mining properties (Notes d2 and d3)	291,823	288,795
Future tax asset (Note d4)	—	—
Other assets	4,456	4,362

Total assets	$663,344	$728,977

LIABILITIES
Current liabilities (Note d5)	$90,322	$75,192
Long term debt (Note d6)	131,876	145,324
Asset retirement obligations	30,036	16,906
Future tax liability (Note d4)	31,959	40,640

Total liabilities	284,193	278,062
Minority interest	—	1,637
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Share capital (Note d7)	615,097	608,737
Contributed surplus (Note d6)	14,205	12,238
Accumulated comprehensive income and other	1,228	5,965
Deficit	(251,379)	(177,662)

Total shareholders’ equity	379,151	449,278

Total liabilities and shareholders’ equity	$663,444	$728,977

(b) Consolidated Statements of Operations under US GAAP

	For the years ended December 31,
	2008	2007	2006
Net income/(Loss) under Cdn GAAP	$(120,071)	$(36,404)	$64,689
Deferred exploration expenditures expensed under US GAAP (Note d1 and d2)	(13,279)	(11,661)	(15,911)
Impact of start-up accounting (Note d3)	1,256	1,994	1,738
Write-off of deferred exploration properties (Note d1)	43,420	1,973	1,847
Debt retirement expense	—	(4,918)	—
Derivative gain on non-US$ warrants (Note d5)	954	1,929	5,682
Reverse depreciation on assets already written off for US GAAP	—	2,067	—
Fair value adjustment on debentures (Note d6)	11,438	598	—
Debt Accretion Reversal	6,197	1,165	—
Other	1,229	(6)	(28)

Net income/(loss) under US GAAP before minority interest	(68,856)	(43,263)	58,017
Minority interest, as adjusted	(4,513)	(10)	(142)

Net income/(loss) before income tax under US GAAP	(73,369)	(43,273)	57,875
Income tax expense, as adjusted (Note d4)	(348)	1,514	—

Net income/(loss) under US GAAP	$(73,717)	$(41,759)	$57,875

Other comprehensive income/(loss) – on marketable securities	(4,737)	(1,070)	5,718

Comprehensive income/(loss)	(78,454)	(42,829)	$63,593

Basic net income/(loss) per share under US GAAP	$(0.313)	$(0.182)	$0.279
Diluted net income/(loss) per share under US GAAP	$(0.313)	$(0.182)	$0.276

(c) Consolidated Statements of Cash Flows under US GAAP

	For the yeas ended December 31
	2008	2007	2006
Cash provided by (used in):
Operating activities (Note d8)	$16,764	$(4,991)	$(10,513)
Investing activities (Note d8)	(57,787)	(89,369)	(76,211)
Financing activities	(1,173)	143,006	24,123

Increase/(decrease) in cash and cash equivalents	(42,196)	48,646	(62,601)
Cash and cash equivalent beginning of period	75,754	27,108	89,709

Cash and cash equivalents end of period	$33,558	$75,754	$27,108

(d) Notes:

(1)	Under US GAAP, exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP which have previously been expensed under US GAAP result in an adjustment when reconciling net income for the year.

(2)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP which have previously been expensed under US GAAP result in an adjustment when reconciling net income for the year.

(3)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it is available for regular and sustained use. Under Cdn GAAP, new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity. The difference in timing of placing assets in service, in addition to the difference in amounts capitalized in note d1 & d2, create depreciation differences between Cdn GAAP and US GAAP.

(4)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine developments cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 1 and 2 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP in the GSBPL and GSWL tax jurisdiction, but a valuation allowance has been applied to all amounts as of December 31, 2008.

On January 1, 2007, we adopted the provisions of FIN 48 for US GAAP purposes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48. Based on this review the provisions of FIN 48 had no effect on our financial position, cash flows or results of operations at either December 31, 2007 or December 31, 2008.

We and our subsidiaries are subject to the following material taxing jurisdictions: Ghana, Canada and Burkina Faso. The tax years that remain open to examination by the Ghana Internal Revenue Service are years 1999 through 2008. The tax years that remain open to examination by Revenue Canada are years 2003 through 2008. All tax years remain open to examination in Burkina Faso. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of December 31, 2007 or December 31, 2008.

(5)	Under US GAAP the fair value of warrants denominated in currencies other than the company’s functional currency are treated as a derivative liability. The derivative liability of such warrants is marked to market at the end of each period and the change in fair value is recorded in the statement of operations. Under Cdn GAAP the issue-date fair values of all warrants is treated as a component of shareholders’ equity and are recorded as contributed surplus and are not subsequently marked to their fair value.

(6)	Under Cdn GAAP, the fair value of the conversion feature of convertible debt is classified as equity and the balance is classified as a liability. The liability portion is accreted each period in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date. Accretion is recorded as interest expense. For US GAAP purposes, the entire amount of convertible debt is classified as a liability and recorded at fair value at the end of each period, with the change in fair value recorded in the statement of operations in accordance with FAS 155.

(7)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP)—under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP.

(8)	Under US GAAP, exploration expenditures are treated as operating cash flows. Cdn GAAP treats certain exploration expenditures as investing cash flows (see note 1). This creates differences in the statement of cash flows.

(9)	Impact of recently issued Accounting Standards

Recently Adopted Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement was effective for us on November 15, 2008 and did not have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. This statement was effective for us on January 1, 2008. We did not elect to apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our Consolidated Financial Statements.

Recently Issued Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (SFAS 161). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within footnote disclosures to enable financial statement users to locate important information about derivative instruments. This statement is effective for us on January 1, 2009 and we do not expect it to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R requires the acquisition method of accounting to be applied to all business combinations, which significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except as it relates to certain income tax accounting matters. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for us on January 1, 2009. As of December 31, 2008, minority interest was nil.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

Notes to Consolidated Financial Statements — (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, this statement is effective for us on January 1, 2009. As it relates to our financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact. We are still in the process of evaluating the impact that SFAS 157 will have on our nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

26. Quarterly Financial Data (Unaudited)

	2008 Quarters ended				2007 Quarters ended
($ millions, except per share data)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun 30	Mar. 31
Revenues	$69.7	$64.1	$70.4	$53.2	$69.9	$47.8	$28.1	$29.2
Net income/(loss)	(86.9)	(22.4)	(6.9)	(3.9)	(17.8)	(12.7)	(2.3)	(3.6)
Net earnings/(loss) per share
Basic	$(0.368)	$(0.095)	($0.029)	$(0.017)	$(0.077)	$(0.054)	$(0.010)	$(0.016)

Diluted	$(0.368)	$(0.095)	($0.029)	$(0.017)	$(0.077)	$(0.054)	$(0.010)	$(0.016)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with PricewaterhouseCoopers LLP, our auditors, regarding any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Golden Star’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the evaluation the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008 disclosure controls and procedures were effective.

Management’s Report on Consolidated Financial Statements

Management has concluded that the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in accordance with Canadian generally accepted accounting principles. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP as stated in their report which expressed an unqualified opinion thereon.

Management’s Annual Report on Internal Control Over Financial Reporting:

Management of Golden Star is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Golden Star’s internal control over financial reporting is a process designed under the supervision of Golden Star’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with Canadian GAAP. As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that Golden Star maintained effective internal control over financial reporting as of December 31, 2008. The effectiveness of Golden Star’s internal control over financial reporting at December 31, 2008 has been audited by PricewaterhouseCoopers LLP, as stated in their report, which appears herein.

Changes in Internal Controls Over Financial Reporting

There was no change in Golden Star’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the Company’s last fiscal quarter of 2008 that has materially affected or is reasonably likely to materially affect Golden Star’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 AND 14

In accordance with General Instruction G(3), the information required by Part III is hereby incorporated by reference from our proxy circular to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. The following documents are filed as part of this Report:

1. Financial Statements

•	Management’s Report

•	Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Notes to the Consolidated Financial Statements

2. Financial Statement Schedules

Financial Statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

3. Exhibits

3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003); Articles of Amendment dated May 6, 2005 (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 2006)

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); Amendment No. 1 to Bylaw Number One, effective March 9, 2006 (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form S-3 (File No. 333-148296) filed on December 21, 2007)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-91666) filed on July 15, 2002)

4.2	Amended and Restated Shareholder’s Rights Plan dated as of May 9, 2007 between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007)

4.3	Form of Option issued to option holders of St. Jude Resources Ltd. (incorporated by reference to Exhibit 4.15 to the Company’s Form 10-K for the year ended December 31, 2006)

4.4	Indenture dated November 8, 2007 between the Company and The Bank of New York for the Company’s 4.0% Convertible Senior Unsecured Debentures due November 30, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed November 13, 2007)

4.5	Form of Canadian Global Debenture dated November 8, 2007 for the Company’s 4.0% Convertible (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed November 13, 2007)

4.6	Form of US Global Debenture dated November 8, 2007 for the Company’s 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed November 13, 2007)

4.7	Registration Rights Agreement dated November 8, 2007 between the Company and BMO Nesbitt Burns Inc. for the Company’s 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed November 13, 2007)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004

10.3	Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K, for the year ended December 31, 2007)

10.4	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2007)

10.5	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.6	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.7	Severance and Release Agreement dated February 1, 2008 among the Company, Caystar Management Holdings and Mr. Peter Bradford (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2007).

10.8	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Mr. Thomas G. Mair (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008)

10.9	Employment Agreement dated as of August 20, 2008 by and between Golden Star Management Services Company and John A. Labate (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 26, 2008)

10.10	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Bruce Higson-Smith (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2008)

10.11	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Roger Palmer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 10, 2008)

10.12	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Resources Ltd. and Mitch Wasel (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 10, 2008)

10.13	Employment Agreement dated as of April 2, 2008 by and between Golden Star Management Services Company and D. Scott Barr (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 7, 2008)

10.14	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, (1) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company’s Form 10-K for the year ended December 31, 1999) and (2) dated August 16, 2001 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002)

10.15	Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2006)

10.16	Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2006)

10.17	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.18	Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 from the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)

10.19	Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea Underground property (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)

10.20	Mining lease, dated January 11, 2008, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Hwini Butre property

10.21	Mining lease, dated September 27, 2007, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Benso property

10.22	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.23	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

10.24	Arrangement Agreement dated November 11, 2005 between the Company and St. Jude Resources Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on November 17, 2005)

10.25	License Agreement, dated June 28, 2004 between Biomin Technologies S.A. and Bogoso Gold Limited (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2005)

10.26	EPCM Services Agreement, dated April 16, 2006, between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006)

10.27	Medium Term Loan Agreement, dated October 11, 2006 between Ghana Limited, Cal Bank Ghana Limited and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2006)

10.28	Management Services Agreement dated July 1, 2007 between the Company and Golden Star Management Services Company (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2007)

10.29	Letter Agreement dated October 10, 2007 between the Company and Riverstone Resources Inc. for the purchase and sale of the Goulagou/Rounga Properties and Yantenga Holdings (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007)

14	Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2006)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2007)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Golden Star Resources Ltd.

Registrant

By:	/s/ Thomas G. Mair
Thomas G. Mair
President and CEO
Date:	February 24, 2009

By:	/s/ Ian MacGregor	By:	/s/ David K. Fagin
Name:	Ian MacGregor	Name:	David K. Fagin
Title:	Director	Title:	Director
Date:	February 24, 2009	Date:	February 24, 2009

By:	/s/ James E. Askew	By:	/s/ Lars-Eric Johansson
Name:	James E. Askew	Name:	Lars-Eric Johansson
Title:	Director	Title:	Director
Date:	February 24, 2009	Date:	February 24, 2009

By:	/s/ Michael Terrell	By:	/s/ Michael Martineau
Name:	Michael Terrell	Name:	Michael Martineau
Title:	Director	Title:	Director
Date:	February 24 , 2009	Date:	February 24, 2009

By:	/s/ John A. Labate	By:	/s/ Thomas G. Mair
Name:	John A. Labate	Name:	Thomas G. Mair
Title:	Senior Vice President and Chief Financial Officer	Title:	President and Chief Executive Officer (principal executive officer and director
Date:	February 24, 2009	Date:	February 24, 2009

EXHIBIT INDEX

3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003); Articles of Amendment dated May 6, 2005 (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 2006)

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); Amendment No. 1 to Bylaw Number One, effective March 9, 2006 (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form S-3 (File No. 333-148296) filed on December 21, 2007)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-91666) filed on July 15, 2002)

4.2	Amended and Restated Shareholder’s Rights Plan dated as of May 9, 2007 between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007)

4.3	Form of Option issued to option holders of St. Jude Resources Ltd. (incorporated by reference to Exhibit 4.15 to the Company’s Form 10-K for the year ended December 31, 2006)

4.4	Indenture dated November 8, 2007 between the Company and The Bank of New York for the Company’s 4.0% Convertible Senior Unsecured Debentures due November 30, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed November 13, 2007)

4.5	Form of Canadian Global Debenture dated November 8, 2007 for the Company’s 4.0% Convertible (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed November 13, 2007)

4.6	Form of US Global Debenture dated November 8, 2007 for the Company’s 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed November 13, 2007)

4.7	Registration Rights Agreement dated November 8, 2007 between the Company and BMO Nesbitt Burns Inc. for the Company’s 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed November 13, 2007)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004

10.3	Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K, for the year ended December 31, 2007)

10.4	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2007)

10.5	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.6	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.7	Severance and Release Agreement dated February 1, 2008 among the Company, Caystar Management Holdings and Mr. Peter Bradford incorporated by reference to Exhibit 10.8 to the company’s Form 10-K for the year ended December 31, 2007.

10.8	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Mr. Thomas G. Mair (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008)

10.9	Employment Agreement dated as of August 20, 2008 by and between Golden Star Management Services Company and John A. Labate (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 26, 2008)

10.10	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Bruce Higson-Smith (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2008)

10.11	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Roger Palmer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 10, 2008)

10.12	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Resources Ltd. and Mitch Wasel (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 10, 2008)

10.13	Employment Agreement dated as of April 2, 2008 by and between Golden Star Management Services Company and D. Scott Barr (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 7, 2008)

10.14	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, (1) dated June 15, 1999 (incorporated by reference to Exhibit 10.39(c) to the Company’s Form 10-K for the year ended December 31, 1999) and (2) dated August 16, 2001 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002)

10.15	Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2006)

10.16	Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2006)

10.17	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.18	Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 from the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)

10.19	Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea Underground property (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)

10.20	Mining lease, dated January 11, 2008, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Hwini Butre property

10.21	Mining lease, dated September 27, 2007, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Benso property

10.22	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.23	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

10.24	Arrangement Agreement dated November 11, 2005 between the Company and St. Jude Resources Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on November 17, 2005)

10.25	License Agreement, dated June 28, 2004 between Biomin Technologies S.A. and Bogoso Gold Limited (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2005)

10.26	EPCM Services Agreement, dated April 16, 2006, between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006)

10.27	Medium Term Loan Agreement, dated October 11, 2006 between Ghana Limited, Cal Bank Ghana Limited and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2006)

10.28	Management Services Agreement dated July 1, 2007 between the Company and Golden Star Management Services Company (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2007)

10.29	Letter Agreement dated October 10, 2007 between the Company and Riverstone Resources Inc. for the purchase and sale of the Goulagou/Rounga Properties and Yantenga Holdings (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007)

14	Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2006)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2007)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)