Form 10-Q
period 2009-03-31
GOLDEN STAR RESOURCES LTD
filed 2009-05-07
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:  ☒            Accelerated filer:  ☐            Non-accelerated filer:  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of Common Shares outstanding as at May 6, 2009 236,045,311

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this report are expressed in United States (“US”) dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$.”

Financial information is presented in accordance with accounting principles generally accepted in Canada (“Cdn GAAP” or “Canadian GAAP”). Differences between accounting principles generally accepted in the US (“US GAAP”) and Canadian GAAP, as applicable to Golden Star Resources Ltd., are explained in Note 24 to the Consolidated Financial Statements.

References to “Golden Star,” the “Company,” “we,” “our,” and “us” mean Golden Star Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

NON-GAAP FINANCIAL MEASURES

In this Form 10-Q, we use the terms “total operating cost per ounce”, “total cash cost per ounce” and “cash operating cost per ounce” which are considered Non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and applicable Canadian securities law and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Cdn GAAP or US GAAP. See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10-Q.

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

These statements include comments regarding: anticipated attainment of gold production rates; production and cash operating cost estimates for 2009; commission of the extension of the haul road from Benso to Hwini-Butre; anticipated commencement dates of mining and production, including at Prestea South and the Hwini-Butre property; estimated development costs for the Hwini-Butre property in 2009; anticipated ore delivery from and life of Prestea South pits; our expectations regarding government activities in French Guiana; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and recovery rates; ore delivery; ore processing; potential mine life; permitting; establishment and estimates of Mineral Reserves and Resources; geological, environmental, community and engineering studies; receipt of environmental management plan approvals by the EPA; timing and results of feasibility studies; exploration efforts and activities; availability, cost and efficiency of mining equipment; ore grades; reclamation work; our anticipated investing and exploration spending during 2009; identification of acquisition and growth opportunities; power costs, the ability to meet total power requirements, commencement and completion of construction of the Bogoso power plant; access to and usage of the power plant once completed; retention of earnings from our operations; our objectives for 2009; the progress of pending litigation; usage of the funds borrowed under our credit facility; and sources of and adequacy of liquidity to meet capital and other needs in 2009 and beyond.

The following, in addition to the factors described under “Risk Factors” in Item 1A of our December 31, 2008 Form 10-K, are among the factors that could cause actual results to differ materially from the forward-looking statements:

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

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars except shares issued and outstanding)

(unaudited)

	As of March 31, 2009	As of December 31, 2008 restated (note 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,108	$33,558
Accounts receivable	9,571	4,306
Inventories (Note 5)	48,070	49,134
Deposits (Note 6)	4,351	3,875
Prepaids and other	4,128	1,100

Total Current Assets	94,228	91,973
RESTRICTED CASH (Note 15)	4,175	4,249
AVAILABLE-FOR-SALE INVESTMENTS (Note 7)	94	29
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 8)	13,076	13,713
PROPERTY, PLANT AND EQUIPMENT (Note 9)	263,096	271,528
MINING PROPERTIES (Note 10)	307,171	312,029
OTHER ASSETS	776	778

Total Assets	$682,616	$694,299

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$33,230	$43,355
Accrued liabilities	36,484	30,879
Fair value of derivatives (Note 11)	—	1,690
Asset retirement obligations (Note 12)	1,699	1,620
Current debt (Note 13)	9,561	12,778

Total Current Liabilities	80,974	90,322
LONG TERM DEBT (Note 13)	113,273	112,649
ASSET RETIREMENT OBLIGATIONS (Note 12)	30,253	30,036
FUTURE TAX LIABILITY (Note 14)	30,377	33,125

Total Liabilities	254,877	266,132
MINORITY INTEREST	—	—
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 16)
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding.	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 236,045,311 at March 31, 2009, and 235,945,311 at December 31, 2008	615,545	615,463
CONTRIBUTED SURPLUS	15,806	15,197
EQUITY COMPONENT OF CONVERTIBLE DEBENTURES	34,542	34,542
ACCUMULATED OTHER COMPREHENSIVE INCOME	(61)	(88)
DEFICIT	(238,093)	(236,947)

Total Shareholders’ Equity	427,739	428,167

Total Liabilities and Shareholders’ Equity	$682,616	$694,299

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in thousands of US dollars except per share data)

(unaudited)

	March 31,
	2009	2008 restated (note 3)
REVENUE
Gold revenues	$87,645	$53,183
Cost of sales (Note 17)	84,517	48,902

Mine operating margin	3,128	4,281
OTHER EXPENSES, (GAINS) AND LOSSES
Exploration expense	110	389
General and administrative expense	3,414	4,339
Abandonment and impairment	290	—
Derivative mark-to-market (gain)/loss (Note 11)	(312)	442
Property holding costs	1,342	—
Foreign exchange gain	(1,671)	(362)
Interest expense	3,710	3,693
Interest and other income	(40)	(380)
Loss on sale of assets	179	—

Loss before minority interest	(3,894)	(3,840)
Minority interest	—	148

Net loss before income tax	(3,894)	(3,692)
Income tax benefit (Note 14)	2,748	—

Net loss	$(1,146)	$(3,692)

OTHER COMPREHENSIVE LOSS
Other comprehensive income - unrealized gain on investments	27	2,574

Comprehensive loss	$(1,119)	$(1,118)

Deficit, beginning of period	(236,947)	(114,973)

Deficit, end of period	(238,093)	(118,887)

Net loss per common share - basic and diluted (Note 19)	$(0.005)	$(0.016)
Weighted average shares outstanding (millions)	236.0	234.8

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)

(unaudited)

	Three months ended March 31,
	2009	2008 restated (note 3)
OPERATING ACTIVITIES:
Net loss	$(1,146)	$(3,692)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, depletion and amortization	24,321	10,750
Amortization of loan acquisition cost	166	165
Abandonment and impairment	290	—
Loss on sale of assets	179	—
Stock compensation	610	689
Income tax benefit	(2,748)	—
Reclamation expenditures	(241)	(63)
Fair value of derivatives	(3,800)	164
Accretion of convertible debt	1,615	1,507
Accretion of asset retirement obligations	538	217
Minority interests	—	(148)

	19,784	9,589
Changes in assets and liabilities:
Accounts receivable	(5,248)	4,350
Inventories	1,510	(15,485)
Prepaids and other	(933)	(213)
Deposits	(951)	(2,434)
Accounts payable and accrued liabilities	(3,031)	(845)
Other	(38)	—

Net cash provided by / (used in) operating activities	11,093	(5,038)
INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(402)	(1,952)
Expenditures on mining properties	(10,040)	(7,715)
Expenditures on property, plant and equipment	(868)	(2,253)
Cash used to secure letters of credit	74	(3,660)
Proceeds from the sale of assets	1	—
Change in payable on capital expenditures	(1,490)	(2,032)
Change in deposits on mine equipment and material	474	—

Net cash used in investing activities	(12,251)	(17,612)
FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	81	6,248
Principal payments on debt	(4,409)	(4,343)
Proceeds from equipment financing facility	35	—
Other	1	(332)

Net cash (used in)/provided by financing activities	(4,292)	1,573

Decrease in cash and cash equivalents	(5,450)	(21,077)
Cash and cash equivalents, beginning of period	33,558	75,754

Cash and cash equivalents end of period	$28,108	$54,677

(See Note 23 for supplemental cash flow information)

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in tables are in thousands of US Dollars unless noted otherwise)

These interim consolidated financial statements of Golden Star Resources Ltd and its subsidiaries (collectively, “Golden Star”, “GSR”, the “Company”, “we”, “our”, or “us”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the full year. These interim statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the US Securities and Exchange Commission.

1. Nature of operations

Through our subsidiaries we own and operate the Bogoso/Prestea gold mining and processing operation (“Bogoso/Prestea”) located near the town of Bogoso, Ghana and the Wassa gold mine (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. Wassa also processes ore mined at our Benso gold property and will process ore mined at our Hwini-Butre gold property in southwest Ghana.

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

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, whether owned directly or indirectly. All inter-company balances and transactions have been eliminated. Subsidiaries are defined as entities in which the company holds a controlling interest, is the general partner or where it is subject to the majority of expected losses or gains. Our fiscal year-end is December 31.

3. Recent accounting pronouncements

The Canadian Accounting Standards Board (“AcSB”) has issued Canadian Institute of Chartered Accountants: Handbook (“CICA”) Section 3064, “Goodwill and Intangible Assets” which replaces CICA 3062 and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. CICA 3064 expands on the criteria for recognition of intangible assets that can be recognized and applies to internally generated intangible assets as well as to purchased intangible assets. Section 3064 dictates that certain expenditures not meeting the recognition criteria of an intangible asset are expensed as incurred. Emerging issues committee decision (“EIC”)27 (Revenues and Expenditures in the pre-operation period) is no longer applicable for entities that have adopted CICA 3064. Section 3064 became effective January 1, 2009 and required that we retrospectively adjust our financial statements to reflect the impact of the changes to the accounting for intangible assets.

In response to this new standard, the accompanying March 31, 2009 financial statements and comparative period financials include the impact of the reclassification of certain 2005 plant start-up period costs to expense, such costs having been initially capitalized as Mining Property assets. The total amount of cost so treated was $4.7 million with a net book value of $1.9 million at December 31, 2008. The depreciation expense was decreased by $0.22 million and $0.16 million in the first quarter of 2008 and the first quarter of 2009 respectively. For both the first quarter of 2008 and first quarter for 2009, net loss per common share was decreased by $0.001 per share.

In January 2009, the CICA issued Handbook Section 1582, “Business Combinations” (“Section 1582”), Section 1582 requires that all assets and liabilities of an acquired business will be recorded at fair value at acquisition. Obligations for contingent considerations and contingencies will also be recorded at fair value at the acquisition date. The standard also states that acquisition–related costs will be expensed as incurred and that restructuring charges will be expensed in the periods after the acquisition date. Section 1582 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after January 1, 2011. The Company is currently assessing the impact of the new standard on its financial statements.

In January 2009, the CICA issued Handbook Section 1601, “Consolidations” (“Section 1601”), and section 1602, “Non-controlling Interests” (“Section 1602”). Section 1601 establishes standards for the preparation of consolidated financial statements. Section 1602 establishes standards for accounting for a non-controlling interest in a subsidiary in consolidated financial statements subsequent to a business combination. These standards apply to interim and annual consolidated financial statements relating to fiscal years beginning on or after January 1, 2011. The Company is currently assessing the impact of the new standard on its financial statements.

4. Financial instruments

Financial Assets

The carrying amounts and fair values of our financial assets are as follows:

Assets	Categroy	March 31, 2009		December 31, 2008
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value

Cash and cash equivalents [1]	Held-for-trading	$28,108	$28,108	$33,558	$33,558
Restricted cash [1]	Held-for-trading	4,175	4,175	4,249	4,249
Accounts receivable [1]	Loans and receivables	9,571	9,571	4,306	4,306
Derivative Instrument- Riverstone Warrants	Held-for-trading	32	32	11	11
Derivative Instrument- Gold Forward	Held-for-trading	2,097	2,097	—	—
Available for sale investments [1]	Available-for-sale	94	94	29	29

Total financial assets		$44,077	$44,077	$42,153	$42,153

Financial Liabilities

The carrying amounts and fair values of financial liabilities are as follows:

Liabilities	Category	March 31, 2009		December 31, 2008
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities [1]	Other financial liabilities	$69,714	$69,714	$74,234	$74,234
Derivative instruments – Gold Forward Contracts [4]	Held-for-trading	—	—	1,690	1,690
Convertible senior unsecured debentures [2,3]	Other financial liabilities	110,117	95,519	108,436	93,738
Debt facility [1]	Other financial liabilities	—	—	625	625
Equipment financing loans [2]	Other financial liabilities	27,174	27,315	33,757	31,063

Total financial liabilities		$207,005	$192,548	$218,742	$201,350

[1]	Carrying amount is a reasonable approximation of fair value.

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

[4]	The fair value represents quoted market prices in an active market.

The following table provides a maturity analysis of our financial liabilities as of March 31, 2009:

Liabilities	9 months 2009	2010	2011	2012	2013	Maturity
Equipment financing loans
principal	$8,317	$9,011	$5,218	$3,214	$1,420	2009 to 2013
interest	1,420	766	698	244	50
Convertible debentures
principal	—	—	—	125,000	—	Nov 30, 2012
interest	5,000	5,000	5,000	5,000	—

Total	$14,737	$14,777	$10,916	$133,458	$1,470

We manage the liquidity risk inherent in these financial liabilities by preparing a 10 year budget each year which include the scheduled liquidation of these liabilities.

5. Inventories

	As of
	March 31, 2009	December 31, 2008

Stockpiled ore	$5,827	$6,497
In–process	11,318	10,626
Materials and supplies	30,925	32,011
Finished goods	—	—

Total	$48,070	$49,134

There were approximately 41,000 and 45,000 recoverable ounces of gold in ore stockpile inventories at March 31, 2009 and December 31, 2008, respectively. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months.

6. Deposits

Represents cash advances and payments for equipment and materials purchases by our mines which are not yet delivered on-site.

7. Available-for-sale investments

	Three months ended March 31, 2009
	Riverstone
	Fair Value	Shares
Balance at December 31, 2008	$29	300,000
Acquisitions	38	400,000
Dispositions	—	—
Realized gain on sale	—	—
OCI - unrealized gain / (loss)	27	—

Balance at March 31, 2009	$94	700,000

In the first quarter of 2008, and the first quarter 2009 we received, 0.3 million common shares and 0.4 million common shares respectively in Riverstone Resources Inc. (“Riverstone”) as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso.

8. Deferred exploration and development costs

Consolidated property expenditures on our exploration projects for the quarter ended March 31, 2009 were as follows:

	Deferred Exploration & Development Costs as of December 31, 2008	Capitalized Exploration Expenditures	Transfer to Mining Properties	Impairments	Deferred Exploration & Development Costs as of March 31, 2009
AFRICAN PROJECTS
Akropong trend	$984	$51	$(749)	$—	$286
Manso	3,453	273	—	—	3,726
Mano River — Sierra Leone	2,674	8	—	—	2,682
Other Africa	1,295	13	—	(290)	1,018
SOUTH AMERICAN PROJECTS
Saramacca – Suriname	781	1	—	—	782
Paul Isnard – French Guiana	4,526	56	—	—	4,582

Total	$13,713	$402	$(749)	$(290)	$13,076

9. Property, plant and equipment

	March 31, 2009			December 31, 2008
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment, Net Book Value
Bogoso/Prestea	$61,920	$(30,539)	$31,381	$63,209	$(29,956)	$33,253
Bogoso sulfide plant	198,989	(20,088)	178,901	198,989	(15,498)	183,491
Wassa/HBB	77,634	(25,329)	52,305	74,488	(22,720)	51,768
Corporate & other	1,086	(577)	509	3,489	(473)	3,016

Total	$339,629	$(76,533)	$263,096	$340,175	$(68,647)	$271,528

10. Mining properties

	March 31, 2009			December 31, 2008
	Mining Properties At Cost	Accumulated Amortization	Mining Properties, Net Book Value	Mining Properties At Cost	Accumulated Amortization	Mining Properties, Net Book Value
Bogoso/Prestea	$61,396	$(34,424)	$26,972	$61,528	$(34,071)	$27,457
Bogoso Sulfide	54,134	(7,215)	46,919	53,452	(5,360)	48,092
Mampon	15,828	—	15,828	15,666	—	15,666
Wassa / HBB	262,405	(58,642)	203,763	252,713	(45,202)	207,511
Other	17,066	(3,377)	13,689	16,680	(3,377)	13,303

Total	$410,829	$(103,658)	$307,171	$400,039	$(88,010)	$312,029

11. Derivatives

The derivative mark-to-market gains and losses recorded in the Statement of Operations are comprised of the following amounts:

	Three months ended March 31,
	2009	2008
Riverstone Resources, Inc. – warrants	$(13)	$159
Forward currency agreements	—	249
EURO Ressources S.A. shares	—	34
Gold forward price contracts	(299)	—

Derivative (gain)/loss	$(312)	$442

Realized (gain)/loss	$3,488	$232
Unrealized (gain)/loss	(3,800)	210

Derivative (gain)/loss	$(312)	$442

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

Forward Currency Agreements – South African Rand

In the fourth quarter of 2007, we entered into a series of forward currency agreements totaling $5.1 million for the purchase of South African Rand (“Rand”). These contracts were taken out to secure known US dollar costs of a purchase contract stated in Rand. These forward contracts matured ratably between October 28, 2007 and April 25, 2008 at rates between 6.994 and 7.184 Rand to the US dollar. At March 31, 2009 there were no forward currency agreements.

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

Gold Forward Price Contracts

In response to a significant increase in recent gold price volatility, in the fourth quarter of 2008 we entered into forward pricing contracts to sell 45,000 ounces of gold at an average price of $825 per ounce. These contracts matured during the first quarter of 2009 resulting in a realized loss of $3.5 million. We entered into additional contracts in the first quarter of 2009, and as of March 31, 2009 we had (a) contracts to sell 45,000 ounces at an average price of $950 per ounce, all of which expire ratably on a weekly basis during the second quarter of 2009 and (b) contracts to sell 22,500 ounces at an average price of $950 per ounce which expire ratably on a weekly basis during the third quarter of 2009. At March 31, 2009 the fair value of the second and third quarter contracts was estimated to be $2.1 million resulting in an unrealized gain of $3.8 million in the first quarter of 2009.

12. Asset retirement obligations

At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings disposal facilities, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These interim costs are recorded against the asset retirement obligation liability as incurred. At March 31, 2009, the total, undiscounted amount of the estimated future cash needs is estimated to be $54.4 million. The changes in the carrying amount of the ARO during the first three months of 2009 are as follows:

Balance at December 31, 2008	$31,656
Accretion expense	538
Cost of reclamation work performed	(242)

Balance at March 31, 2009	$31,952

Current portion	1,699
Long term portion	$30,253

13. Debt

	As of
	March 31, 2009	December 31, 2008
Current debt:
Debt facility	$—	$626
Equipment financing credit facility	9,561	12,152

Total current debt	$9,561	$12,778

Long term debt:
Equipment financing credit facility	$17,754	$18,911
Convertible debentures	95,519	93,738

Total long term debt	$113,273	$112,649

Equipment financing credit facility

GSBPL and GSWL maintain an equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment and is secured by the mobile equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or LIBOR plus 2.38%. The facility has a $40 million maximum limit. At March 31, 2009, $12.7 million was available to draw down. The average interest rate on the outstanding loans is approximately 7.72%.

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

We have accounted for the fair value of the conversion feature as equity. The issuance date fair value of the Company’s obligation to make principal and interest payments was estimated at $89.1 million and was recorded as convertible senior unsecured debentures. The issuance date fair value of the holder’s conversion option was estimated at $35.9 million and was recorded as the “equity component of convertible debentures”. Fees totaling $4.7 million relating to the issuance of these debentures were allocated pro-rata between deferred financing fees of $3.4 million and equity of $1.3 million.

Debt facility

On October 11, 2006, Golden Star Bogoso Prestea Limited (“GSBPL”) entered into an agreement for a $15.0 million debt facility with two Ghana-based banks. The final payment on this loan was made in the first quarter of 2009.

14. Income taxes

The provision for income taxes includes the following components:

	Three months ended March 31,
	2009	2008
Current benefit / (expense)
Canada	$—	$—
Foreign	—	—
Future benefit / (expense)
Canada	—	—
Foreign	2,748	—

Total benefit / (expense)	$2,748	$—

The tax benefit is related to the amortization of the deferred tax liability related to the purchase of Hwini-Butre and Benso properties.

15. Commitments and contingencies

Our commitments and contingencies include the following items:

Environmental bonding in Ghana

In 2005, pursuant to a reclamation bonding agreement between the Ghana Environmental Protection Agency (“EPA”) and Golden Star Wassa limited (“GSWL”), we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements, we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. In addition, pursuant to a bonding agreement between the EPA and GSBPL, we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements, we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit. In 2008, the GSBPL letter of credit was increased to $9.1 million to cover new mining areas. The cash deposits are recorded as Restricted Cash in our balance sheet.

In 2008, the EPA required Bogoso/Prestea to resubmit their Environmental Management Plan (“EMP”) with an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the cost estimate and the EMP was submitted to the EPA in February, 2009. The EPA approved the EMP and issued the Environmental Certificate, which is valid for three years. Work is ongoing to revise the Wassa EMP for review, and we anticipate approval by the EPA later in 2009.

Royalties

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

Hwini-Butre – As part of the agreement for the purchase of the Hwini-Butre properties, we agreed to pay the seller an additional $1.0 million if at least one million ounces of gold are produced and recovered in the first five years of production from the area covered by the Hwini-Butre prospecting license. Hwini-Butre’s Probable Mineral reserves stood at 380,000 ounces at the end of 2008. While we continue to explore the Hwini-Butre property we can not predict if further discoveries will increase reserves to over 1.0 million ounces and trigger the contingent payment.

Obuom – In October 2007, we entered into agreement with AMI Resources Inc. (“AMI”), which gives AMI the right to earn our 54% ownership position in the Obuom property in Ghana. Should AMI eventually obtain full rights to our position on the property and develop a gold mining operation at Obuom, we would receive from AMI a 2% net smelter return royalty on 54% of the property’s gold production.

Goulagou and Rounga – In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over a four-year period, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. We are entitled to receive up to 2 million shares of Riverstone over the term of the option, of which 0.7 million shares have been received as of March 31, 2009. In addition we received 2 million common share purchase warrants of Riverstone during 2008. The Riverstone purchase warrants have exercise prices that range from Cdn$0.35 to Cdn$0.45.

Paul Isnard – Golden Star has agreed to pay a royalty to EURO on all future gold production, if any, from the Paul Isnard property up to 5.0 million ounces. Gold production in excess of 5.0 million ounces will not be subject to the royalty. The royalty varies from 10% of the difference between the market price of gold per ounce and $400, for all gold sales up to 2.0 million ounces and 5% of the same for gold sales between 2.0 million and 5.0 million ounces. Furthermore, we have agreed, subject to completion of a positive feasibility study, to pay an annual $1.0 million advance royalty to EURO beginning September 2010 and continuing until such time as the Paul Isnard property begins mining and selling gold. The total advance royalty payments will be deducted from royalties payable during the production period on the first 2.0 million ounces.

In February 2008, EURO applied for renewal of its prospecting permits for portions of the Paul Isnard property. In connection with the permit renewal we guaranteed the French mining authorities that we would spend at least €0.6 million on the Paul Isnard property before 2010. At any time during the three years we can elect to drop the prospecting permits and forego the spending.

We reduced exploration activities at Paul Isnard following the French government’s announcement that it has suspended granting mining licenses pending the outcome of an environmental review of all French Guiana gold exploration areas.

See the “Litigation” section immediately below for information about legal actions affecting Paul Isnard.

Bogoso Power Plant – Construction was initiated in the first quarter of 2008 by Genser Power Ghana Limited (“Genser”) on a nominal 20 megawatt stand-by power plant at Bogoso known as the Genser power plant. This plant is planned to be used in periods of power outages or shortages in Ghana. As collateral for a letter of credit issued in connection with the project, we restricted $3.6 million of cash as required by the bank providing the letter of credit.

The initial amount of the letter of credit was $2.0 million, increasing each month after initiation of construction reaching a maximum of approximately $7.0 million in the seventh month. The letter of credit will progressively decrease over the subsequent months until it reaches nil at the end of the 30 months following the initiation of construction. At any point in the first 30 months we can terminate the contract by making a payment to Genser equal to the remaining balance on the letter of credit. If such payment is made, Genser will return the letter of credit and the title to the power plant will be transferred to us. If the contract is terminated after 30 months, title to the plant will transfer to us for no consideration.

Once the power plant is completed, we have agreed to purchase electric power from the Genser plant as needed and make payments in accordance with the following formulas: in months where our average monthly demand is equal to or less than 10 megawatts, we will pay Genser $295,200 per month plus the cost of fuel regardless of the amount of power used. In months where our average monthly demand exceeds 10 megawatts, we will pay Genser $0.030/kilowatt hour for amounts in excess of 10 megawatts plus fuel costs.

Litigation

EURO Ressources S.A. Action - In September 2008, we issued a statement of claim in Ontario against EURO and its subsidiary Société de Travaux Publics et de Mines Aurifères en Guyane S.A.R.L. (“SOTRAPMAG”). The statement of claim seeks to have EURO transfer the Paul Isnard Permis Exclusif de Recherches (“PER”) and the shares of SOTRAPMAG (which holds eight mineral concessions in the Paul Isnard area of French Guiana (together with the PER, the “Paul Isnard Properties”)) to us in compliance with EURO’s obligations under certain agreements between the parties, as well as monetary damages.

In September 2008, EURO Ressources S.A. (“EURO”) commenced litigation in British Columbia concerning our ownership of mineral rights at the Paul Isnard gold property in French Guiana. EURO asked the courts to “confirm our repudiation” of an option agreement on Paul Isnard, and EURO sought unspecified damages.

In December 2008, a Canadian gold mining entity acquired the controlling interest in EURO. We have initiated discussion with the owner of the controlling interest regarding settlement of the litigation.

B.D. Goldfields Action - On August 29, 2008 B.D. Goldfields, Ltd., a Ghanaian registered company, and a shareholder of B.D. Goldfields, Ltd. filed suit in the United States District Court of the District of Colorado (“the Court”) against Golden Star Resources Ltd. and our subsidiary St. Jude Resources Ltd. The plaintiffs are challenging the validity of the various concession contracts and settlements related to the Hwini-Butre gold property in Ghana. We believe this action is frivolous and without merit, and we intend to vigorously defend against this action on numerous grounds. We have asserted that the United States Court is without jurisdiction over the matter and that the claims asserted by the plaintiffs are barred by virtue of various settlements and judgments of the Ghanaian courts. The Ghanaian government has already issued a lease to St. Jude’s nominee in connection with such concession. Our initial motion to dismiss was presented to the Court on November 6, 2008. The plaintiffs have opposed the motion to dismiss, and we replied in support of the motion to dismiss on January 7, 2009. The Court conducted a hearing on the motion to dismiss on March 19, 2009 and took the matter under advisement.

Ghana Crop Damage Action - On October 22, 2008, a Ghanaian court awarded plaintiffs approximately $1.9 million in damages against GSBPL in a legal action filed against GSBPL in 2000 related to a 1991 crop damage claim. The plaintiffs claimed that emissions from a now defunct processing plant at Bogoso, which was operating in 1991, injured the plaintiffs cocoa trees and reduced their cocoa output. We appealed the judgment and have filed a motion to stay the execution of the judgment. If the motion to stay is rejected, we may be required to pay the judgment or provide bonding in advance of final resolution of the appeal. We intend to vigorously pursue any and all appropriate remedies in this regard.

16. Share Capital

Changes in share capital during the three months ended March 31, 2009 are as follows:

	Shares	Amount
Balance at December 31, 2008	235,945,311	$615,463
Common shares issued:
Option exercises	100,000	82

Balance at March 31, 2009	236,045,311	$615,545

17. Cost of Sales

	Three months ended March 31,
	2009	2008
Mining operations costs	$58,870	$50,727
Change in inventories (costs from / (to) metals inventory)	425	(13,300)
Mining related depreciation and amortization	24,684	11,258
Accretion of asset retirement obligations	538	217

Total Cost of Sales	$84,517	$48,902

18. Stock based compensation

Stock Options – We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “Plan”), under which options are granted from time to time at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares, of which 1,680,997 are available for grant as of March 31, 2009. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the fair market value of our shares on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.

In addition to options issued under the Plan, 216,000 of our outstanding options at March 31, 2009 were issued to employees of St. Jude in exchange for St. Jude options upon the St. Jude acquisition in 2005. All of the remaining unexercised options held by St. Jude employees are vested. All figures shown below include the outstanding options issued to St. Jude employees.

Non-cash employee compensation expense recognized in the statements of operations with respect to the Plan are as follows:

	Three months ended March 31,
	2009	2008
Total stock compensation expense during the period	$610	$689

We granted 1.3 million options during the first quarter of 2009. We do not receive a tax deduction for the issuance of options and as a result we did not recognize any income tax benefit related to the stock compensation expense during the quarter.

The fair value of our options grants are estimated at the grant dates using the Black-Scholes option-pricing model. Fair values of options granted in the first quarter of 2009 were based on the assumptions noted in the following table:

	Three months ended March 31,
	2009	2008
Expected volatility	68.39 to 73.28%	49.52 to 59.34%
Risk–free interest rate	1.88 to 2.18%	2.89 to 3.10%
Expected lives	4.25 to 6.5 years	4.0 to 6.5 years
Dividend yield	0%	0%

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

A summary of option activity under the Plan as of March 31, 2009 and changes during the quarter then ended is presented below:

	Options (‘000)	Weighted–Average Exercise price (Cdn$)
Outstanding as of December 31, 2008	7,478	3.23
Granted	1,295	1.68
Exercised	(100)	1.02
Forfeited, cancelled and expired	(160)	1.78

Outstanding as of March 31, 2009	8,513	2.79

Stock Bonus Plan— We have an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock, of which 545,845 common shares had been issued as of March 31, 2009. No common shares were issued under the Bonus Plan during the first quarter of 2009.

19. Earnings per Common Share

The following table provides a reconciliation between basic and diluted earnings per common share:

	Three months ended March 31,
	2009	2008
Net loss	$(1,146)	$(3,692)
Weighted average number of common shares (millions)	236.0	234.8
Dilutive securities:	—	—
Options	—	—
Convertible debentures	—	—

Weighted average number of diluted shares	236.0	234.8

Basic earnings/(loss) per share	$(0.005)	$(0.016)

20. Operations by segment and geographic area

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location.

	Africa			South America	Corporate	Total
As of and for the Three months ended March 31,	Bogoso/ Prestea	Wassa/ HBB	Other
2009
Revenues	$36,569	$51,076	$—	$—	$—	$87,645
Net income/(loss)	(7,747)	13,779	(162)	(444)	(6,572)	(1,146)
Total assets	363,680	285,120	8,632	12,398	12,786	682,616
2008
Revenues	$29,041	$24,142	$—	$—	$—	$53,183
Net income/(loss)	(2,708)	7,309	(172)	(213)	(7,908)	(3,692)
Total assets	446,533	114,059	174,394	11,473	44,000	790,459

21. Related parties

During the first quarter of 2009, we obtained legal services from a firm where our Chairman is of counsel. The cost of services incurred from this firm during the first quarter of 2009 and 2008 was $0.1 million and $0.1 million, respectively. Our Chairman did not personally perform any legal services to the Company during the first three months of 2009, nor in any prior period, nor did he benefit directly or indirectly from payments for the services performed by the firm.

22. Subsequent Events

Revolving Credit Facility - On May 1, 2009 we finalized an agreement for a revolving credit facility (the “Facility”) with Standard Chartered Bank. The Facility provides a fully committed revolving credit line of $30 million, consisting of $15 million of immediately available credit, and an additional $15 million at the earlier of completion of syndication or 90 days.

The Facility carries a term of three years from signing and bears interest at the higher of LIBOR or the applicable lenders’ cost of funds rate (capped at 1.25 % per annum above LIBOR), plus a margin of 5% per annum. The Facility is secured by a pledge of shares in our significant subsidiaries and also provides for negative pledges on all other presently unsecured assets. Proceeds of the Facility will be used for working capital and general corporate purposes. The Facility is described in more detail in our Form 8-K filed May 5, 2009.

23. Supplemental Cash Flow Information

The following is a summary of significant non-cash transactions:

	Three months ended March 31
	2009	2008
Available-for-sale investment acquired in exchange for property rights	$38	$118
Warrants acquired in exchange for property rights	—	233
Transfer of EURO shares	—	73

The following is a summary of interest and income tax payments:

	Three months ended March 31
	2009	2008
Interest paid	$638	$800
Income taxes paid	—	—

24. Generally Accepted Accounting Principles in the United States

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.

(a) Consolidated Balance Sheets in U.S. GAAP

	As of March 31, 2009	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$28,108	$33,558
Accounts receivable	9,571	4,306
Inventories	48,070	49,134
Deposits	4,351	3,875
Other current assets	4,128	1,100

Total current assets	94,228	91,973
Restricted cash	4,175	4,249
Available-for-sale and long term investments	94	29
Deferred exploration and development costs (Note d1)	—	—
Property, plant and equipment (Note d3)	262,382	270,814
Mining properties (Notes d2 and d3)	288,357	291,823
Future tax asset (Note d4)	—	—
Other assets	4,178	4,456

Total assets	$653,414	$663,344

LIABILITIES
Current liabilities (Note d5)	$80,974	$90,322
Long term debt (Note d6)	136,121	131,876
Asset retirement obligations	30,253	30,036
Future tax liability (Note d4)	29,307	31,959

Total liabilities	276,655	284,193
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Share capital (Note d7)	615,179	615,097
Contributed surplus (Note d6)	14,814	14,205
Accumulated comprehensive income and other	1,255	1,228
Deficit	(254,753)	(251,379)

Total Golden Star Resources’ equity	376,495	379,151

Noncontrolling Interest	264	—
Total Equity	376,759	379,151

Total liabilities and shareholders’ equity	$653,414	$663,344

(b) Consolidated Statements of Operations under US GAAP

	Three months ended March 31,
	2009	2008
Net Loss under Cdn GAAP	$(1,146)	$(3,692)
Deferred exploration expenditures expensed under US GAAP (Note d1 and d2)	(351)	(4,208)
Write-off of deferred exploration properties (Note d1)	290	—
Loan fee amortization (Note d6)	(110)	(75)
Derivative gain on non-US$ warrants (Note d5)	—	(15,808)
Reverse depreciation on assets already written off for US GAAP	801	(1,255)
Fair value adjustment on debentures (Note d6)	(5,402)	(387)
Depreciation and amortization - mine property (Note d2)	1,266	(703)
Depreciation and amortization - interest capitalization (Note d3)	23	51
Debt Accretion Reversal (Note d6)	1,615	1,511

Net loss before income tax under US GAAP	(3,014)	(24,566)
Income tax benefit, as adjusted (Note d4)	(96)	—

Net loss under US GAAP	$(3,110)	$(24,566)

Net profit attributable to noncontrolling interest	264	58
Net loss attributable to Golden Star Resources	$(3,374)	$(24,624)

Basic and dillutive net loss per share under US GAAP	$(0.014)	$(0.094)

Consolidated Statement of Comprehensive Loss under US GAAP

Net loss under US GAAP	$(3,110)	$(24,566)
Other comprehensive income – on marketable securities	27	2,574

Comprehensive loss under US GAAP	$(3,083)	$(21,992)

Comprehensive income attributable to noncontrolling interest	264	58

Comprehensive loss attributable to Golden Star Resources	$(3,347)	$(22,050)

(c) Consolidated Statements of Cash Flows under US GAAP

	Three months ended March 31,
	2009	2008
Cash provided by (used in):
Operating activities (Note d8)	$10,742	$(9,246)
Investing activities (Note d8)	(11,900)	(13,404)
Financing activities	(4,292)	1,573

Increase/(decrease) in cash and cash equivalents	(5,450)	(21,077)
Cash and cash equivalent beginning of period	33,558	75,754

Cash and cash equivalents end of period	$28,108	$54,677

(d) Notes:

(1)	Under US GAAP, exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP, which have previously been expensed under US GAAP, result in an adjustment when reconciling net income for the year.

(2)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP, which have previously been expensed under US GAAP, result in an adjustment when reconciling net income for the year.

(3)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it is available for regular and sustained use. Under Cdn GAAP, new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity. The difference in timing of placing assets in service, in addition to the difference in amounts capitalized in note d1 & d2, create depreciation differences between Cdn GAAP and US GAAP.

(4)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine developments cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 1 and 2 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP in the GSBPL and GSWL tax jurisdiction, but a valuation allowance has been applied to all amounts as of March 31, 2009.

On January 1, 2007, we adopted the provisions of FIN 48 for US GAAP purposes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48. Based on this review, the provisions of FIN 48 had no effect on our financial position, cash flows or results of operations at March 31, 2009 or December 31, 2008.

We and our subsidiaries are subject to the following material taxing jurisdictions: Ghana, Canada and Burkina Faso. The tax years that remain open to examination by the Ghana Internal Revenue Service are years 2001 through 2008. The tax years that remain open to examination by Revenue Canada are years 2003 through 2008. All tax years remain open to examination in Burkina Faso. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of March 31, 2009.

(5)	Under US GAAP the fair value of warrants denominated in currencies other than the company’s functional currency are treated as a derivative liability. The derivative liability of such warrants is marked to market at the end of each period and the change in fair value is recorded in the statement of operations. Under Cdn GAAP the issue-date fair values of all warrants is treated as a component of shareholders’ equity and are recorded as contributed surplus and are not subsequently marked to their fair value.

(6)	Under Cdn GAAP, the fair value of the conversion feature of convertible debt and the related loan fees allocated to the conversion feature are classified as equity and the balances are classified as a liability. The liability portion is accreted each period in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date. Periodic accretion charges are recorded as interest expense. For US GAAP purposes, the entire amount of convertible debt is classified as a liability and recorded at fair value at the end of each period, with the change in fair value recorded in the statement of operations in accordance with FAS 155.

(7)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP)—under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP.

(8)	Under US GAAP, exploration expenditures are treated as operating cash flows. Cdn GAAP treats certain exploration expenditures as investing cash flows (see note 1). This creates differences in the statement of cash flows.

(9)	Impact of recently issued Accounting Standards

Recently Adopted Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (SFAS 161). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within footnote disclosures to enable financial statement users to locate important information about derivative instruments. This statement is effective for us on January 1, 2009 and did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This statement is effective for us on January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following SEC approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 will have no effect on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian GAAP. For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 24 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations include information available to May 6, 2009.

OVERVIEW OF GOLDEN STAR

We are a Canadian federally–incorporated, international gold mining and exploration company producing gold in Ghana, West Africa. We also conduct gold exploration in other countries in West Africa and in South America. Golden Star Resources Ltd. was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation of South American Goldfields Inc., a corporation incorporated under the federal laws of Canada, and Golden Star Resources Ltd., a corporation originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd. Our principal office is located at 10901 West Toller Drive, Suite 300, Littleton, Colorado 80127, and our registered and records offices are located at 66 Wellington St. W, 42nd floor, Box 20, Toronto Dominion Bank Tower - Toronto Dominion Centre, Toronto, ON M5K 1N6.

We own controlling interests in several gold properties in southwest Ghana:

•

Through a 90% owned subsidiary, Golden Star (Bogoso/Prestea) Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. We have a nominal 3.5 million tonnes per year processing facility at Bogoso/Prestea that uses bio-oxidation technology to treat refractory sulfide ore. In addition, Bogoso/Prestea has a carbon-in-leach processing facility which we use to treat oxide ores as they are available. Bogoso/Prestea produced and sold 170,499 ounces of gold in 2008.

•

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine and carbon-in-leach processing plant (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. The design capacity of the carbon-in-leach processing plant at Wassa is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard and soft ore. Wassa produced and sold 125,427 ounces of gold in 2008. GSWL also owns the Hwini-Butre and Benso concessions (the “HBB properties”) in southwest Ghana. The Benso mine began shipping ore to Wassa late in 2008. An extension of the haul road from Benso to Hwini-Butre commenced in the fourth quarter of 2008 and is expected to be commissioned in the second quarter of 2009. Hwini-Butre ore will be sent to Wassa for processing. The Hwini-Butre and Benso concessions are located approximately 80 and 50 kilometers, respectively, by road south of Wassa.

We also hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and hold and manage exploration properties in Suriname, Brazil and French Guiana in South America.

All of our operations, with the exception of certain exploration projects, transact business in US dollars and keep financial records in US dollars. Our accounting records are kept in accordance with Canadian GAAP. We are a reporting issuer or the equivalent in all provinces of Canada, in Ghana and in the United States and file disclosure documents with securities regulatory authorities in Canada and Ghana and with the United States Securities and Exchange Commission.

NON-GAAP FINANCIAL MEASURES

In this Form 10-Q, we use the terms “total operating cost per ounce,” “total cash cost per ounce” and “cash operating cost per ounce.”

Total operating cost per ounce is equal to Cost of Sales for the period, as found in our statements of operations, after adjusting for inventory write-offs and operations-related foreign currency (gains)/losses, divided by the ounces of gold sold in the period. Cost of Sales include all mine-site operating costs, including the costs of mining, processing, maintenance, work-in-process inventory changes including inventory write-offs and adjustments, mine-site overhead as well as production taxes, royalties, mine site depreciation, depletion, amortization, asset retirement obligation accretion and by-product credits, but does not include exploration costs, property holding costs, corporate office general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, capital gains and losses on foreign currency conversions, interest expense, mark-to-market gains and losses on derivatives, gains and losses on investments and income tax expense/benefit.

Total cash cost per ounce for a period is equal to “Cost of Sales - GAAP” for the period, as found in the table below, less “Mining related depreciation and amortization” and “Accretion of asset retirement obligations” costs for the period, divided by the number of ounces of gold sold during the period.

Cash operating cost per ounce for a period is equal to “Total cash costs” for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period.

The following table shows the derivation of these measures:

	For the Three months ended March 31, 2009
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$22,742	$32,970	$55,712
Royalties	2,061	1,097	3,158
Costs (to)/from metals inventory	34	391	425
Mining related depreciation and amortization	15,944	8,740	24,684
Accretion of asset retirement obligations	201	337	538

Cost of sales – GAAP	$40,982	$43,535	$84,517
Less operations-related foreign exchange (gains)/losses	(401)	(413)	(814)
Less depreciation	(15,944)	(8,740)	(24,684)
Less accretion of asset retirement obligations	(201)	(337)	(538)

Total cash cost	$24,436	$34,046	$58,482

Less royalties	(2,061)	(1,097)	(3,158)

Cash Operating Costs	$22,375	$32,949	$55,324

Ounces sold	56,425	40,546	96,971

Derivation of cost per ounce measures:
Total cash cost per ounce	$433	$840	$603

Cash operating cost per ounce	$397	$813	$571

	For the Three months ended March 31, 2008
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$13,952	$35,167	$49,119
Royalties	728	880	1,608
Costs (to)/from metals inventory	(2,287)	(11,013)	(13,300)
Mining related depreciation and amortization	4,535	6,723	11,258
Accretion of asset retirement obligations	112	105	217

Cost of sales – GAAP	$17,040	$31,862	$48,902
Less operations-related foreign exchange (gains)/losses	(40)	(142)	(182)
Less depreciation	(4,535)	(6,723)	(11,258)
Less accretion of asset retirement obligations	(112)	(105)	(217)

Total cash cost	$12,354	$24,892	$37,246

Less royalties	(728)	(880)	(1,608)

Cash Operating Costs	$11,626	$24,012	$35,638

Ounces sold	26,013	31,414	57,427

Derivation of cost per ounce measures:
Total cash cost per ounce	$475	$792	$649

Cash operating cost per ounce	$447	$764	$621

Total cash cost per ounce and cash operating cost per ounce should be considered as non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and in applicable Canadian securities laws and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are material limitations associated with the use of such non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Changes in numerous factors including, but not limited to, mining rates, milling rates, gold grade, gold recovery, costs of labor, consumables and mine site general and administrative activities can cause these measures to increase or decrease. We believe that these measures are the same as, or similar to, the measures of other gold mining companies, but may not be comparable to similarly titled measures in every instance.

BUSINESS STRATEGY AND DEVELOPMENT

Our business and development strategy has been focused primarily on the acquisition of producing and development-stage gold properties in Ghana and on the exploration, development and operation of these properties. We have also pursued exploration activities in South America.

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

In late 2005, we acquired the HBB properties consisting of the Benso and Hwini-Butre properties. Development activities started in late 2007 at Benso, and in the third quarter of 2008 Benso began trucking ore to the Wassa plant for processing. Development work is currently underway at the Hwini-Butre property.

Our overall objective is to grow our business to become a mid-tier gold producer with an annualized production rate in excess of 500,000 ounces. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.

In addition to our gold mining and development activities, we actively explore for gold in West Africa and South America, investing approximately $15.8 million on such activities during 2008 and $13.9 million in 2007. We are conducting regional reconnaissance projects in Ghana, Cote d’Ivoire and Sierra Leone and have drilled more advanced targets in Ghana, Niger and Burkina Faso. We are also evaluating gold properties in Brazil and in French Guiana and are participating in a gold exploration joint venture in Suriname.

TRENDS AND EVENTS IN THE FIRST QUARTER OF 2009

Gold Prices

Gold prices have generally trended upward during the last seven years, from a low of $260 per ounce in 2001 to a high of $1,011 per ounce in March 2008. Since March 2008, gold price volatility has increased with prices fluctuating between $700 and $1,000 per ounce. The realized gold price for our shipments averaged $904 per ounce in the first quarter of 2009 compared with $926 per ounce during the first quarter of 2008.

Lower Operating Costs

Cost control programs implemented in mid-2008 have achieved reductions in the consumption rate of various key inputs at the mines, and reductions in mine-site labor forces in early 2009 also contributed to lower operating costs in the first quarter of 2009 compared to the average quarterly operating costs incurred in 2008. As well, a trend to lower commodity prices, which began in late 2008, has lowered the cost of fuel, certain chemical reagents and other mining parts and supplies. Because of these trends, consolidated monthly cash operating costs at the mines have decreased from a peak average of $21.5 million per month in the third quarter of 2008 to $18.4 million per month in the first quarter of 2009. The drop in worldwide mining activity in the past two quarters has also alleviated supply constraints resulting in improved availability of various mining consumables including truck tires.

Higher Gold Output and Lower Cost Per Ounce at Wassa

The new Benso mine, which commenced mining operation late in 2008, sent 282,096 tonnes of ore at an average grade of 4.62 grams per tonne to the Wassa processing plant during the first quarter of 2009. This higher grade ore resulted in a marked increase in Wassa’s gold sales and revenues compared with the first quarter of 2008. Wassa’s first quarter 2009 sales totaled 56,425 ounces, up from a quarterly average of 26,492 ounces in the first three quarters of 2008 prior to start-up of the Benso mine. The improved grade and resulting increase in ounces reduced Wassa’s cash operating costs per ounce to $397 per ounce in the first quarter of 2009, down from $477 per ounce in the first quarter of 2008 and down from an average of $554 in the full year 2008.

Hwini-Butre Development

Development work, which started at the Hwini Butre mine in the fourth quarter of 2008, continued through the first quarter of 2009. Construction of the 30 kilometer haul road from Benso to Hwini-Butre was approximately 90 percent complete at the end of April 2009, and we expect to begin shipments of ore to Wassa, a total distance of 80 kilometers, in the second half of 2009. We also expect that Hwini-Butre and Benso together will send approximately 95,000 tonnes of ore per month to Wassa for processing. The balance of the Wassa plant feed will come from pits on the Wassa property.

International Financial Reporting Standards

The Canadian Accounting Standards Board confirmed January 1, 2011 as the date International Financial Reporting Standards (“IFRS”) will replace current Canadian GAAP for publicly traded companies in Canada. In response we are currently developing an IFRS change-over plan. Towards this end we have retained a qualified consulting team to oversee and effect the conversion process. It is expected that the plan will take into consideration, among other things:

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

We have completed the planning phase of the project of the initial diagnostic between Canadian GAAP and IFRS. While the effects of IFRS have not yet been fully determined, we have identified a number of key areas where it is likely our financial statements and accounting processes will be impacted by changes in accounting policy. These include:

•	Stock based compensation;

•	Property, plant and equipment;

•	Mine property and deferred exploration;

•	Impairment of assets; and

•	Presentation of financial statements, including presentation of minority interests.

No decisions have yet been made with regard to accounting policy choices. Our current implementation plan is based upon early adoption and if permission is received, we plan to adopt IFRS accounting for all of our entities on January 1, 2010.

Revolving Credit Facility

On May 1, 2009 we finalized an agreement for a revolving credit facility (the “Facility”) with Standard Chartered Bank. The Facility provides for a fully committed revolving credit line of $30 million, consisting of $15 million of immediately available credit and an additional $15 million at the earlier of completion of syndication or 90 days.

The Facility carries a term of three years from signing and bears interest at the higher of LIBOR or the applicable lenders’ cost of funds rate (capped at 1.25 % per annum above LIBOR), plus a margin of 5% per annum. The Facility is secured by a pledge of shares in our significant subsidiaries and also provides for negative pledges on all other presently unsecured assets. Proceeds of the Facility will be used for working capital and general corporate purposes. The Facility is described in more detail in our Form 8-K filed May 5, 2009.

CONSOLIDATED RESULTS OF OPERATIONS – FIRST QUARTER OF 2009 COMPARED TO FIRST QUARTER OF 2008

Consolidated Results

Results for the first quarter of 2009 included a net loss of $1.1 million or $0.005 per share, which was improved from a net loss of $3.7 million or $0.016 per share in the same period of 2008. Lower non-operating costs were the major factor contributing to the lower loss as compared to the first quarter of 2008. While the net loss was improved, the $3.1 million consolidated mine operating margin was $1.2 million lower than in the same period of 2008. Higher gold output versus a year earlier was offset by increases in operating costs and a 2.4% decrease in realized gold prices.

First quarter 2009 gold revenues were up 69% as compared to the first quarter of 2008. Higher gold shipments of 96,971 ounces, up from 57,427 ounces a year earlier, were responsible for the revenue increase. Average realized gold price was $904 per ounce in the first quarter, down from $926 per ounce in the first quarter of 2008.

Cash operating costs totaled $55.3 million for the first quarter, up from $35.6 million in the first quarter of 2008. Three factors contributed to the increase: a.) higher mining and hauling costs at Wassa’s new Benso mine; b.) increases in the cost of several key operating inputs during 2008, most notably power, fuel, cyanide and labor; and c.) increases in the amount of gold in the in-process inventory in the first quarter of 2008.

	Three months ended March 31,
SUMMARY OF FINANCIAL RESULTS	2009	2008
Gold sales (oz)	96,971	57,427
Average realized price ($/oz)	904	926
Revenues ($ in thousands)	87,645	53,183
Cash flow provided by/(used in) operations ($ in thousands)	11,093	(5,038)
Net loss ($ in thousands)	(1,146)	(3,692)
Comprehensive loss (in $ thousands)	(1,119)	(1,118)
Net loss per share – basic ($)	(0.005)	(0.016)

General and administrative costs were down $0.9 million from $4.3 million in the first quarter 2008 to $3.4 million in the first quarter of 2009. Our cost control program implemented in late 2008 contributed to the lower costs in the current quarter. In addition, general and administrative costs were unusually high in the first quarter of 2008 due to tax planning, tax audit costs and one time charges for severance costs. Interest expense totaled $3.7 million in the first quarter of 2009, unchanged from $3.7 million in the same period of 2008.

BOGOSO/PRESTEA OPERATIONS

First Quarter 2009 compared to First Quarter 2008

Bogoso/Prestea gold shipments increased 29% to 40,546 ounces in the first quarter of 2009, up from 31,414 ounces in the same period of 2008. Bogoso’s first quarter gold output improved on higher ore grades, increased plant throughput and improved gold recovery as compared to the first quarter of 2008. The improvement in ore grades in the current quarter reflects a higher cut off grade in 2009 and the opening of higher grade mining areas in the sulfide pits in recent months. Gold recovery and plant throughput improvements are the result of our sulfide plant optimization programs that have been implemented over the past several quarters.

	Three months ended March 31,
BOGOSO/PRESTEA OPERATING RESULTS	2009	2008
Ore mined refractory (t)	653,524	853,075
Ore mined non-refractory (t)	—	25,117

Total ore mined (t)	653,524	878,192
Waste mined (t)	3,351,752	5,493,051
Refractory ore processed (t)	626,905	827,927
Refractory ore grade (g/t)	3.00	2.67
Gold recovery – refractory ore (%)	71.5	59.0
Non-refractory ore processed (t)	—	—
Gold sales (oz)	40,546	31,414
Total cash cost ($/oz)	840	792
Royalties ($/oz)	27	28

Cash operating cost ($/oz)	813	764

Bogoso/Prestea’s first quarter operations resulted in a $7.1 million operating margin loss as compared to a $2.8 million operating margin loss in the first quarter of 2008 as the increase in revenues from higher gold sales were insufficient to fully offset the increase in cash operating costs and depreciation and amortization.

A major factor in the increase in cash operating costs to $32.9 million in the current period as compared to $24.0 million in the first quarter of 2008, was the fact that in the first quarter of 2008 Bogoso increased the number of ounces in its in-process inventory, which in turn resulted in $11.0 million of cash operating costs being classified as inventory. In contrast, in the first quarter of 2009, there was only a minor change in Bogoso’s in-process inventory and as such, essentially all of the first quarter 2009 cash costs flowed directly through into cash operating costs. With the impact of inventory movements included, cash operating costs averaged $813 per ounce in the first quarter of 2009, up from $764 per ounce in the same period of 2008.

When the impact of inventory changes is excluded, Bogoso incurred less operating costs in the first quarter of 2009 than it did in the same period of 2008. Decreases in fuel prices contributed to this trend, as have our cost control programs implemented in late 2008.

Higher depreciation and amortizations costs also contributed to the larger operating margin loss in the first quarter. Increases in depreciation and amortization costs reflect reductions in Bogoso’s mineral reserves at the end of 2008 and also higher gold output in the first quarter of 2009.

The Bogoso oxide plant remained on care and maintenance during the first quarter of 2009 awaiting oxide ores from Prestea South and Pampe. Subject to timely receipt of environmental permits, we expect to begin mining Prestea South oxide ores in 2010.

The Prestea Underground mine remained on a care and maintenance basis during the first quarter of 2009. We continue to dewater underground areas, and evaluate various underground mining scenarios.

Illegal mining activities continue on and adjacent to Company property around our Bogoso operations and at our Prestea South properties south of Bogoso.

WASSA OPERATIONS

FIRST QUARTER OF 2009 COMPARED TO FIRST QUARTER OF 2008

Wassa’s gold shipments more than doubled to 56,425 ounces in the first quarter of 2009, up from 26,013 ounces in the same period of 2008. While plant throughput was lower than in the first quarter of 2008, higher grades of the Benso ore, which was delivered to Wassa throughout the first quarter, more than offset the lower tonnes processed resulting in a net increase in ounces sold. See the “Trends and Events” section above for additional discussion of the Benso mine and its higher grade ore. The Benso ore was also responsible for the improved gold recoveries as compared to the first quarter of 2008.

Wassa’s first quarter 2009 operations generated a $10.2 million operating margin as compared to a $7.1 million operating margin in the first quarter of 2008. Revenues were significantly higher due to the increase in gold shipments, but cash operating costs increased to $22.4 million in the first quarter of 2009, up from $11.6 million in the same period in 2008.

Most of the increase in Wassa’s cash operating costs was related to the cost of operations at Wassa’s new Benso mine. Higher waste stripping at Benso and increases in ore haulage costs associated with the longer haul route for the Benso ore, were the major factors contributing to the increased cash operating costs as compared to the first quarter of 2008. In-process inventory changes contributed to the lower costs in 2008 and the cost of several key operating inputs, most notably power, grinding media, fuel, and labor, saw significant increases since the first quarter of 2008. Several of Wassa’s cash operating costs have decreased since late 2008 due to our cost control programs and due to lower fuel, power and other reagent costs, but the cost of certain inputs were still above first quarter 2008 levels.

Amortization of HBB purchase and development costs and higher gold output were the major factors contributing to higher amortization costs in the first quarter of 2009 as compare to the first quarter of 2008.

	Three months ended March 31,
WASSA/HBB OPERATING RESULTS	2009	2008
Ore mined (t)	659,563	1,018,348
Waste mined (t)	3,566,367	1,256,530
Ore and heap leach materials processed (t)	746,500	926,773
Grade processed (g/t)	2.28	1.14
Recovery (%)	95.6	93.1
Gold sales (oz)	56,425	26,013
Total cash cost ($/oz)	433	475
Royalties ($/oz)	36	28

Cash operating cost ($/oz)	397	447

Wassa’s plant feed grade averaged 2.28 grams per tonne in the first quarter of 2009 as compared to 1.14 grams per tonne in the same period of 2008. Of the total ore processed in the first quarter of 2009, Benso contributed 282,096 tonnes at an average grade of 4.62 grams per tonne, with the balance of the plant feed coming from pits at Wassa. Total tonnes processed in the first quarter of 2009 dropped to 746,500 tonnes, down from 926,733 tonnes in the first quarter of 2008, reflecting harder ore from Benso and also a reduction in the amount of heap leach material processed in the current period. Processing of heap leach material was reduced to maximize residence time in the plant to achieve higher recovery from the higher grade Benso ore.

While cash operating costs were higher in the first quarter of 2009 versus the first quarter of 2008, cash operating costs per ounce fell to $397, down from $447 per ounce in the first quarter of 2008 due to higher gold output.

Illegal mining activities remain minimal at Wassa but there is continuous illegal mining activity on certain areas at Hwini-Butre. The illegal miners have been notified of our intent to initiate mining at Hwini Butre in the second half of 2009. We are working with the local traditional leaders to ensure unrestricted access to mining areas as required.

DEVELOPMENT PROJECTS

Prestea South Properties

Prestea South environmental permits are still pending. If the environmental permits are approved in a timely manner, Prestea South development is now expected to begin in 2010 with production anticipated later in the year. The Prestea South oxide ore will be transported to Bogoso and processed through the Bogoso oxide plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide plant.

HBB Properties

A 30km extension of the Benso haul road south to the Hwini-Butre pits started in the fourth quarter of 2008, and is expected to be commissioned in the second quarter of 2009. We plan to spend approximately $15 million on the Hwini-Butre road and pit development in 2009.

EXPLORATION PROJECTS

2009 Exploration Plans

Our 2009 exploration budget is $7.5 million and will focus primarily on resource definition drilling in and around our mining leases in Ghana. Drilling will be conducted using our own drill rig and crews, enabling us to accomplish our planned programs with significant savings over contractor drilling.

Ghana

First quarter 2009 exploration activities focused on development drilling at Wassa. Drill results confirmed continuity of the higher grade ore pods at Wassa’s SAK pits. Upon completion of the SAK pit drilling, we plan to drill areas in the Wassa main deposit.

Suriname

Exploration work continued on the Saramacca Joint Venture in Suriname during the first quarter of 2009 with Newmont continuing to fund the work. In the second quarter of 2009 we expect that Newmont will meet its $6.0 million target spending and will then vest in a 51% interest in Saramacca. Field work in the first quarter of 2009 concentrated on further evaluation of the near surface oxide and laterite gold targets. The joint venture continues to evaluate the laterite potential of the area as well as deeper mineralization.

French Guiana

The Paul Isnard project in French Guiana continues on a care and maintenance basis awaiting completion of the French government’s review of mining in French Guiana.

Brazil

A new Brazilian exploration subsidiary was organized during the first quarter of 2009 and we have transferred ownership of several previously acquired Brazilian properties to the new company. We continue to review other properties and apply for new concessions in prospective gold districts in Brazil, to add to our property portfolio. Exploration activities for the quarter were limited to property visits and desk top reviews.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, our cash and cash equivalents totaled $28.1 million, compared with $33.6 million at the end of 2008. Operating activities provided a positive $11.1 million of cash during the first quarter of 2009, compared to a use of $5.0 million in the same period of 2008. Mining operations generated $19.8 million of cash before adjustments to working capital accounts.

Debt repayments totaled $4.4 million in the first quarter of 2009, of which $0.6 million was for the final installment payment of our $15 million short term Ghanaian bank loan and $3.8 million was paid on equipment financing loans. At March 31, 2009 our equipment financing services facility, which has a limit of $40 million, had a balance of $27.3 million leaving available credit of $12.7 million on the facility.

On May 1, 2009 we finalized an agreement for a revolving credit facility (the “Facility”) with Standard Chartered Bank. The Facility provides for a fully committed revolving credit line of $30 million, consisting of $15 million of immediately available credit and an additional $15 million at the earlier of completion of syndication or 90 days.

The Facility carries a term of three years from signing and bears interest at the higher of LIBOR or the applicable lenders’ cost of funds rate (capped at 1.25 % per annum above LIBOR), plus a margin of 5% per annum. The Facility is secured by a pledge of shares in our significant subsidiaries and also provides for negative pledges on all other presently unsecured assets. Proceeds of the Facility will be used for working capital and general corporate purposes.

During the first quarter of 2009, all of our cash equivalents were invested in a fund that held only US treasury notes and bonds.

LIQUIDITY OUTLOOK

During 2008 and early 2009, world financial markets suffered a series of significant difficulties including financial institution failures, a decrease in liquidity, a decrease in world-wide economic activity and unprecedented volatility in the cost of operating consumables and commodity prices including gold. While gold prices declined for a brief period early in the fourth quarter of 2008, gold prices have since risen to levels at or above those of the first nine months of 2008. In addition, during the past six months, the costs of some of our operating consumables began trending lower, which has since resulted in lower operating costs. In response to the lower gold prices early in the fourth quarter of 2008, we implemented a cost reduction program throughout the Company and also deferred or cancelled certain capital projects.

Based on the trends described above, continued operation of our new higher–grade Benso mine, the planned start up of the higher-grade Hwini Butre mine, continuing improvements in gold output at the Bogoso sulfide plant, our cash flow projections and the fact that most of our long term liabilities are not due until 2012, we expect that operational cash flows during 2009, along with the $28.1 million of cash and cash equivalents on hand at March 31, 2009, the new revolver facility and the equipment financing facility currently in place, will be sufficient to cover capital and operating needs during the next 12 months.

During the remainder of 2009, we expect that the higher grade ores trucked to Wassa from Benso and Hwini-Butre will have a positive impact on Wassa’s operating cash flow which is expected to exceed prior year levels. If the Bogoso sulfide plant continues to respond to our efforts to increase gold output during 2009 as it did in 2008, Bogoso’s contribution to operating cash flows should also increase.

Our 2009 capital budget of $38 million, is substantially lower than in recent years, down from $76.7 million spent in 2008. The 2009 budget includes $15 million for Hwini-Butre development, $9 million for additional pit development at Bogoso, $6 million for deferred exploration and mine site drilling and $8 million of sustaining capital mostly at Bogoso and Wassa.

During 2009, we expect to make payments of principal and interest of approximately $13.6 million on the equipment financing facility. We made the final $0.6 million payment made on the short-term bank loan in January 2009. Interest payments on the convertible debentures are expected to total $5.0 million in 2009.

LOOKING AHEAD

Our objectives for the remainder of 2009 include:

•	Continued optimization of the Bogoso sulfide processing plant to improve recoveries, availability and reduce costs;

•	Construction and development of the Hwini-Butre portion of the HBB project, with first ore scheduled to be delivered to Wassa in the second half of 2009;

•	Permitting and subsequent development of Prestea South ore bodies in 2010 to provide oxide ore for the Bogoso oxide processing plant; and

•	Continued exploration drilling at Bogoso/Prestea, Wassa and the HBB properties to further evaluate their resource potential.

We continue to estimate 2009 Bogoso/Prestea gold production of 200,000 ounces at an average cash operating cost of $650 per ounce. We expect Wassa to produce approximately 200,000 ounces during 2009 at an average cash operating cost of $450 per ounce, for total production of approximately 400,000 ounces at an average cash operating cost of approximately $550 per ounce.

As more fully disclosed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the above estimates could change materially.

ENVIRONMENTAL LAWS AND REGULATIONS

All phases of our operations are subject to environmental laws and regulations in the various jurisdictions where we operate. These regulations may define, among other things, air and water discharge quality standards, waste management requirements, and mine closure and land rehabilitation obligations. In general, environmental legislation is evolving to require stricter operating standards, more detailed social and environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees for social responsibility, and health and safety. Though we currently seek to maintain high quality mine operating standards to meet best practice, world standards, future changes in environmental regulations could affect the way in which we operate, resulting in higher environmental and social operating costs that may affect the viability of our operations.

We use hazardous chemicals in our gold recovery activities so generating environmental contaminants that may adversely affect air and water quality. To mitigate these effects, we have established objectives to achieve regulatory requirements in all of our exploration, development, operation, closure, and post-closure activities so that the local environment and our stakeholder communities are protected and that the post-closure land use contributes to the sustainability of the local economy. In order to meet our objectives, we have:

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

•

Established, and continue to improve operating standards and procedures that aim to meet or exceed requirements in relevant laws and regulations, the commitments made in our environmental impact statements, environmental and socioeconomic management plans, rehabilitation and closure plans; and any international protocols to which we are a signatory;

•	Incorporated environmental performance requirements into all relevant contracts;

•	Provided training to employees and contractors in environmental matters;

•	Regularly prepared, reviewed, updated and implemented site-specific environmental management and closure plans;

•	Worked to progressively rehabilitate disturbed areas in conformance with the site-specific environmental management and rehabilitation and closure plans;

•	Consulted local communities and regulators to provide us with input to our social and environmental management policies and procedures;

•	Regularly reviewed our environmental performance; and

•	Publicly reported our social, health, safety, and environmental performance.

Governmental approvals and permits are currently required and will likely continue to be required in the future in connection with our operations. To the extent that such approvals are required and not obtained, we could be limited or prohibited from continuing our mining and processing operations or from proceeding with planned exploration or the development of mineral properties.

Our mining, processing, development and mineral exploration activities are subject to various laws governing prospecting, development, production, taxes, labor standards, occupational health and safety, land claims of local people and other matters. New rules and regulations may be enacted or existing rules and regulations may be modified or applied in a manner that could have an adverse effect on our financial position and results of operations.

RELATED PARTY TRANSACTIONS

During the first quarter of 2009 we obtained legal services from a legal firm to which our Chairman is of counsel. The total value of all services purchased from this law firm during the first quarter of 2009 was $0.1 million. Our Chairman did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.

RECENT ACCOUNTING PRONOUNCEMENTS

Section 3064 replaces CICA 3062 and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets are equivalent to the corresponding provisions of IAS 38, Intangible Assets. CICA 1000—Financial Statement Concepts is amended to clarify criteria for recognition of an asset. CICA 3450 – Research and Development Costs is replaced by guidance in CICA 3064. EIC 27 is no longer applicable for entities that have adopted CICA 3064. A number of other EIC abstracts have consequential amendments. AcG 11 – Enterprises in the Development Stage is also amended to delete references to deferred costs and to provide guidance on development costs as intangible assets under CICA 3064. Section 3064 became effective on January 1, 2009 and required retrospective adjustments of our financial statements.

In January 2009, the CICA issued a Handbook Section 1582, “Business Combinations” (“Section 1582”), Section 1582 requires that all assets and liabilities of an acquired business will be recorded at fair value at acquisition. Obligations for contingent considerations and contingencies will also be recorded at fair value at the acquisition date. The standard also states that acquisition–related costs will be expensed as incurred and that restructuring charges will be expensed in the periods after the acquisition date. The Section applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after January 1, 2011. The Company is currently assessing the impact of the new standard on its financial statements.

In January 2009, the CICA issued Handbook Section 1601, “Consolidations” (“Section 1601”), and section 1602, “Non-controlling Interests” (“Section 1602”). Section 1601 establishes standards for the preparation of consolidated financial statements. Section 1602 establishes standards for accounting for a non-controlling interest in a subsidiary in consolidated financial statements subsequent to a business combination. These standards apply to interim and annual consolidated financial statements relating to fiscal years beginning on or after January 1, 2011. The Company is currently assessing the impact of the new standard on its financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

OUTSTANDING SHARE DATA

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to May 6, 2009. As of May 6, 2009 we had outstanding 236,045,311 common shares, options to acquire 8,512,897 common shares, and convertible notes which are currently convertible into 25,000,000 common shares.

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

Foreign Currency Exchange Rate Risk

While our major operating units transact most of their business in US dollars, certain purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African rand and Ghanaian cedi. As a result, currency exchange fluctuations have in the past and may continue in the future to impact the costs of goods and services purchased in currencies other than the US dollar. The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar terms, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms. During the first quarter of 2009, exchange rate gains, mostly related to the devaluation of the Ghana Cedi, provided a $1.7 million benefit to us.

In general, the value of cash and cash equivalent investments denominated in foreign currencies fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We held minimal balances in foreign currency accounts during the first quarter of 2009 and thus there were no material gains or losses from this source.

During the first quarter of 2009, we held no foreign currency purchase agreements and do not anticipate using foreign currency purchase agreements on a regular basis.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect the results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for 2009 would result in a $3.5 to $4.0 million change in pre-tax earnings and cash flows.

We have entered into a series of gold forward price contracts in response to a significant increase in recent gold price volatility. As of March 31, 2009 we had (a) contracts covering 45,000 ounces at an average price of $950 per ounce all of which expire ratably on a weekly basis during the second quarter of 2009 and (b) 22,500 ounces at an average price of $950 per ounce which expire ratably on a weekly basis during the third quarter of 2009.

Our operating costs are exposed to fluctuations in the price of crude oil in world markets. Prolonged increases in the price of crude oil will result in an increase in the cost of operating our equipment, an increase in the cost to import goods and services, and an increase in our power cost. Conversely a decrease in the price of crude oil will result in a decrease in the aforementioned costs.

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

B.D. Goldfields Action - On August 29, 2008 B.D. Goldfields, Ltd., a Ghanaian registered company, and a shareholder of B.D. Goldfields, Ltd. filed suit in the United States District Court of the District of Colorado (the “Court”) against Golden Star Resources Ltd. and our subsidiary St. Jude Resources Ltd. The plaintiffs are challenging the validity of the various concession contracts and settlements related to the Hwini-Butre gold property in Ghana. We believe this action is frivolous and without merit, and we intend to vigorously defend against this action on numerous grounds. We have asserted that the United States court is without jurisdiction over the matter and that the claims asserted by the plaintiffs are barred by virtue of various settlements and judgments of the Ghanaian courts. The Ghanaian government has already issued a lease to St. Jude’s nominee in connection with such concession. Our initial motion to dismiss was presented to the Court on November 6, 2008. The plaintiffs have opposed the motion to dismiss, and we replied in support of the motion to dismiss on January 7, 2009. The Court conducted a hearing on the motion to dismiss on March 19, 2009 and took the matter under advisement.

We are also engaged in other routine litigation incidental to our business, none of which is deemed to be material. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority.

ITEM 1A.	RISK FACTORS

The following risk factor replaces the risk factor entitled “We may incur substantial losses in the future that could make financing our operations and business strategy more difficult.” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”). The other risk factors for the quarter ended March 31, 2009 are substantially the same as those disclosed and discussed in the 2008 Annual Report.

We have incurred and may continue to incur substantial losses that could make financing our operations and business strategy more difficult and that may affect our ability to service our debts as they become due.

We experienced a net loss of $120.1 million in 2008 and have experienced net losses in other prior fiscal years. In recent years, the start-up of the Bogoso sulfide plant, lower than expected ore grades or recoveries, higher than expected operating costs, and impairment write-offs of mine property and/or exploration property costs have been the primary factors contributing to such losses. In the future, these factors, as well as declining gold prices, could cause us to continue to be unprofitable in the future. Future operating losses could make financing our operations and our business strategy, including pursuit of the growth opportunities anticipated at the HBB properties, or raising additional capital, difficult or impossible and could materially and adversely affect our operating results and financial condition. In addition, continuing operating losses could affect our ability to meet our debt payment obligations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ Thomas G. Mair
Thomas G. Mair
President and Chief Executive Officer

Date: May 5, 2009

By:	/s/ John A. Labate
John A. Labate
Senior Vice President and Chief Financial Officer

Date: May 5, 2009