Form 10-Q
period 2009-06-30
GOLDEN STAR RESOURCES LTD
filed 2009-08-10
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of Common Shares outstanding as at August 7, 2009: 236,480,561

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this report are expressed in United States (“US”) dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$.”

Financial information is presented in accordance with accounting principles generally accepted in Canada (“Cdn GAAP” or “Canadian GAAP”). Differences between accounting principles generally accepted in the US (“US GAAP”) and Canadian GAAP, as applicable to Golden Star Resources Ltd., are explained in Note 23 to the Consolidated Financial Statements.

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

These statements include comments regarding: anticipated attainment of gold production rates; production and cash operating cost estimates for 2009; anticipated commencement dates of mining and production at Prestea South; estimated development costs for the Hwini-Butre property in 2009; anticipated ore delivery from Prestea South pits; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and recovery rates; ore delivery; ore processing; permitting; establishment and estimates of Mineral Reserves and Resources; geological, environmental, community and engineering studies; receipt of environmental management plan approvals by the EPA; exploration efforts and activities; ore grades; our anticipated investing and exploration spending during 2009; identification of acquisition and growth opportunities; power costs, the ability to meet total power requirements, completion of construction of the Bogoso power plant; access to and usage of the power plant once completed; retention of earnings from our operations; our objectives for 2009; the progress of pending litigation; anticipated effects of proposed new Ghanaian tax levy, expected debt payments during 2009; usage of the funds borrowed under our credit facility; and sources of and adequacy of liquidity to meet capital and other needs in 2009 and beyond.

The following, in addition to the factors described under “Risk Factors” in Item 1A of our December 31, 2008 Form 10-K, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	significant increases or decreases in gold prices;

•	losses or gains in Mineral Reserves from changes in operating costs and/or gold prices;

•	failure of exploration efforts to expand Mineral Reserves around our existing mines;

•	unexpected changes in business and economic conditions;

•	inaccuracies in Mineral Reserves and non-reserves estimates;

•	changes in interest and currency exchange rates;

•	timing and amount of gold production;

•	unanticipated variations in ore grade, tonnes mined and crushed or milled;

•	unanticipated recovery or production problems;

•	effects of illegal mining on our properties;

•	changes in mining and processing costs, including changes to costs of raw materials, supplies, services and personnel;

•	changes in metallurgy and processing;

•	availability of skilled personnel, contractors, materials, equipment, supplies, power and water;

•	changes in project parameters or mine plans;

•	costs and timing of development of new Mineral Reserves;

•	weather, including drought or excessive rainfall in West Africa;

•	changes in regulatory frameworks based upon perceived climate trends;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	acquisitions and joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	changes in regulations affecting our operations, particularly in Ghana, where our principal producing properties are located;

•	local and community impacts and issues;

•	availability and cost of replacing Mineral Reserves;

•	timing of receipt and maintenance of government approvals and permits;

•	unanticipated transportation costs and shipping incidents and losses;

•	accidents, labor disputes and other operational hazards;

•	environmental costs and risks;

•	changes in tax laws;

•	unanticipated title issues;

•	competitive factors, including competition for property acquisitions;

•	possible litigation; and

•	availability of capital at reasonable rates or at all.

These factors are not intended to represent a complete list of the general or specific factors that could affect us. We undertake no obligation to update forward-looking statements except as may be required by applicable laws.

ITEM 1.	FINANCIAL STATEMENTS

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars except shares issued and outstanding)

(unaudited)

	As of June 30, 2009	As of December 31, 2008 restated (note 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,173	$33,558
Accounts receivable	4,682	4,306
Inventories (Note 5)	47,101	49,134
Deposits (Note 6)	4,502	3,875
Prepaids and other	1,901	1,100

Total Current Assets	101,359	91,973
RESTRICTED CASH (Note 15)	3,804	4,249
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 8)	13,104	13,713
PROPERTY, PLANT AND EQUIPMENT (Note 9)	245,820	271,528
INTANGIBLE ASSETS (Note 7)	10,534	—
MINING PROPERTIES (Note 10)	301,131	312,029
OTHER ASSETS	109	807

Total Assets	$675,861	$694,299

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$29,315	$43,355
Accrued liabilities	32,400	30,879
Fair value of derivatives (Note 11)	—	1,690
Asset retirement obligations (Note 12)	1,779	1,620
Current debt (Note 13)	10,504	12,778

Total Current Liabilities	73,998	90,322
LONG TERM DEBT (Note 13)	114,846	112,649
ASSET RETIREMENT OBLIGATIONS (Note 12)	30,222	30,036
FUTURE TAX LIABILITY (Note 14)	27,702	33,125

Total Liabilities	246,768	266,132
MINORITY INTEREST	—	—
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 16)
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding.	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 236,428,061 at June 30, 2009, and 235,945,311 at December 31, 2008	616,050	615,463
CONTRIBUTED SURPLUS	16,261	15,197
EQUITY COMPONENT OF CONVERTIBLE DEBENTURES	34,542	34,542
ACCUMULATED OTHER COMPREHENSIVE INCOME	(47)	(88)
DEFICIT	(237,713)	(236,947)

Total Shareholders’ Equity	429,093	428,167

Total Liabilities and Shareholders’ Equity	$675,861	$694,299

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Stated in thousands of US dollars except shares and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008 restated (note 3)	2009	2008 restated (note 3)
REVENUE
Gold revenues	$91,868	$70,431	$179,513	$123,614
Cost of sales (Note 17)	(87,760)	(71,422)	(172,277)	(120,324)

Mine operating margin	4,108	(991)	7,236	3,290
OTHER EXPENSES, (GAINS) AND LOSSES
Exploration expense	237	558	347	947
General and administrative expense	3,745	3,870	7,159	8,209
Abandonment and impairment	—	—	290	—
Derivative mark-to-market (gain)/loss (Note 11)	396	(199)	84	243
Property holding costs	660	—	2,002	—
Foreign exchange (gain)/loss	(2,542)	341	(4,213)	(21)
Interest expense	3,824	3,719	7,534	7,412
Interest and other income	(43)	(255)	(83)	(635)
Loss on sale of assets	125	—	304	—
Gain on sale of investments	—	(1,505)	—	(1,505)

Loss before minority interest	(2,294)	(7,520)	(6,188)	(11,360)
Minority interest	—	866	—	1,014

Net loss before income tax	(2,294)	(6,654)	(6,188)	(10,346)
Income tax benefit (Note 14)	2,674	—	5,422	—

Net income/(loss)	$380	$(6,654)	$(766)	$(10,346)

OTHER COMPREHENSIVE INCOME/(LOSS)
Other comprehensive income - unrealized gain on investments	14	31	41	2,605

Comprehensive income/(loss)	$394	$(6,623)	$(725)	$(7,741)

Deficit, beginning of period	(238,093)	(121,336)	(236,947)	(117,644)

Deficit, end of period	(237,713)	(127,990)	(237,713)	(127,990)

Net income/(loss) per common share - basic (Note 19)	$0.002	$(0.028)	$(0.003)	$(0.044)
Net income/(loss) per common share - diluted	$0.002	$(0.028)	$(0.003)	$(0.044)
Weighted average shares outstanding (millions)	236.2	235.9	236.1	235.4

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008 restated (note 3)	2009	2008 restated (note 3)
OPERATING ACTIVITIES:
Net income/(loss)	$380	$(6,654)	$(766)	$(10,346)
Reconciliation of net income/(loss) to net cash used in operating activities:
Depreciation, depletion and amortization	28,371	11,870	52,692	22,620
Amortization of loan acquisition cost	161	110	327	275
Abandonment and impairment	—	—	290	—
Gain on sale of equity investments	—	(1,505)	—	(1,505)
Loss on sale of assets	126	—	305	—
Stock compensation	455	450	1,065	1,139
Income tax benefit	(2,674)	—	(5,422)	—
Reclamation expenditures	(490)	(259)	(731)	(322)
Fair value of derivatives	1,611	(129)	(2,189)	35
Accretion of convertible debt	1,642	1,540	3,257	3,047
Accretion of asset retirement obligations	539	146	1,077	363
Minority interests	—	(866)	—	(1,014)

	30,121	4,703	49,905	14,292
Changes in assets and liabilities:
Accounts receivable	4,889	(4,162)	(359)	188
Inventories	(669)	3,141	841	(12,344)
Prepaids and other	615	(791)	(318)	(1,004)
Deposits	(150)	2,749	(1,101)	315
Accounts payable and accrued liabilities	(5,526)	4,051	(8,557)	3,206
Other	—	—	(38)	—

Net cash provided by operating activities	29,280	9,691	40,373	4,653
INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(268)	(1,970)	(670)	(3,922)
Expenditures on mining properties	(9,855)	(13,231)	(19,894)	(20,946)
Expenditures on property, plant and equipment	(3,984)	(3,164)	(4,852)	(5,417)
Cash (used for)/refunded from secure letters of credit	371	18	445	(3,642)
Proceeds from sale of equity investment	—	802	—	802
Change in payable on capital expenditures	(2,472)	(6,314)	(3,962)	(8,346)
Change in deposits on mine equipment and material	—	—	474	—

Net cash used in investing activities	(16,208)	(23,859)	(28,459)	(41,471)
FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	505	7	586	6,255
Principal payments on debt	(2,783)	(4,542)	(7,192)	(8,885)
Proceeds from debt agreements and equipment financing	5,443	1,114	5,478	1,114
Other	(1,172)	59	(1,171)	(273)

Net cash (used in)/provided by financing activities	1,993	(3,362)	(2,299)	(1,789)

Increase/(decrease) in cash and cash equivalents	15,065	(17,530)	9,615	(38,607)
Cash and cash equivalents, beginning of period	28,108	54,677	33,558	75,754

Cash and cash equivalents end of period	$43,173	$37,147	$43,173	$37,147

(See Note 22 for supplemental cash flow information)

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

1. Nature of operations

Through our subsidiaries, we own and operate the Bogoso/Prestea gold mining and processing operation (“Bogoso/Prestea”) located near the town of Bogoso, Ghana and the Wassa gold mine (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. Wassa also processes ore mined at our Benso and Hwini-Butre mines. We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and hold and manage exploration properties in Suriname, Brazil and French Guiana in South America.

2. Basis of presentation

These consolidated financial statements are prepared and reported in United States (“US”) dollars and in accordance with generally accepted accounting principles in Canada (“Cdn GAAP”) which differ in some respects from GAAP in the United States (“US GAAP”). These differences in GAAP are quantified and explained in Note 23.

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

3. Recent accounting pronouncements

The Canadian Accounting Standards Board (“AcSB”) has issued Canadian Institute of Chartered Accountants: Handbook (“CICA”) Section 3064, “Goodwill and Intangible Assets” which replaces CICA 3062 and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. CICA 3064 expands on the criteria for recognition of intangible assets that can be recognized and applies to internally-generated intangible assets as well as to purchased intangible assets. Section 3064 dictates that certain expenditures not meeting the recognition criteria of an intangible asset are expensed as incurred. Emerging issues committee decision (“EIC”)27 (Revenues and Expenditures in the pre-operation period) is no longer applicable for entities that have adopted CICA 3064. Section 3064 became effective January 1, 2009 and required that we retrospectively adjust our financial statements to reflect the impact of the changes to the accounting for intangible assets.

In response to this new standard, the accompanying June 30, 2009 financial statements and comparative period financials include the impact of the reclassification of certain 2005 plant start-up period costs to expense, such costs having been initially capitalized as Mining Property assets. The total of these costs was $4.7 million with a net book value of $1.9 million at December 31, 2008. The depreciation expense was decreased by $1.1 million and $0.7 million in the six months ended June 30, 2008 and the six months ended June 30, 2009, respectively.

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

4. Financial instruments

Financial Assets

The carrying amounts and fair values of our financial assets are as follows:

		June 30, 2009		December 31, 2008
Assets	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents [1]	Held-for-trading	$43,173	$43,173	$33,558	$33,558
Restricted cash [1]	Held-for-trading	3,804	3,804	4,249	4,249
Accounts receivable [1]	Loans and receivables	4,682	4,682	4,306	4,306
Derivative Instrument- Riverstone Warrants [1]	Held-for-trading	43	43	11	11
Derivative Instrument- Gold Forward [1]	Held-for-trading	475	475	—	—
Available for sale investments [1]	Available-for-sale	108	108	29	29

Total financial assets		$52,285	$52,285	$42,153	$42,153

Financial Liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		June 30, 2009		December 31, 2008
Liabilities	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities [1]	Other financial liabilities	$61,715	$61,715	$74,234	$74,234
Derivative instruments – Gold Forward Contracts [4]	Held-for-trading	—	—	1,690	1,690
Convertible senior unsecured debentures [2,3]	Other financial liabilities	110,117	97,328	108,436	93,738
Revolving credit facility [2]	Other financial liabilities	4,395	3,047	—	—
Debt facility [1]	Other financial liabilities	—	—	625	625
Equipment financing loans [2]	Other financial liabilities	24,308	24,975	33,757	31,063

Total financial liabilities		$200,535	$187,065	$218,742	$201,350

[1]

Carrying amount is a reasonable approximation of fair value, all cash and liquid assets are deposited with reputable institutions, and all investments and derivatives are valued and carried at fair value.

[2]	The fair values of outstanding loans are determined by discounting the stream of future payments of interest and principal at the estimated prevailing market rates of comparable debt instruments.

[3]

The carrying value of the convertible senior unsecured debentures is being accreted to maturity value through charges to income over their term based on the effective yield method. Financing costs allocated to the issuance of debt are deferred, amortized over the term of the related debt using the effective yield method and presented as a reduction of the related debt.

[4]	The fair value represents quoted market prices in an active market.

The following table provides a maturity analysis of our debt as of June 30, 2009:

Liabilities	6 months 2009	2010	2011	2012	2013	Maturity
Equipment financing loans
principal	$5,482	$9,011	$5,848	$3,214	$1,420	2009 to 2013
interest	905	766	698	244	50
Revolving credit facility
principal	$—	$—	$—	$5,000	$—	Sep 30, 2012
interest	168	336	336	252	—
Convertible debentures
principal	—	—	—	125,000	—	Nov 30, 2012
interest	2,500	5,000	5,000	5,000	—

Total	$9,055	$15,113	$11,882	$138,710	$1,470

We manage the liquidity risk inherent in these financial liabilities by preparing a long-term budget each year which includes the scheduled liquidation of these liabilities.

5. Inventories

	June 30, 2009	December 31, 2008
Stockpiled ore	$5,439	$6,497
In–process	8,741	10,626
Materials and supplies	32,921	32,011

Total	$47,101	$49,134

There were approximately 28,500 and 45,000 recoverable ounces of gold in the ore stockpile inventories shown above at June 30, 2009 and December 31, 2008, respectively. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months.

6. Deposits

Represents cash advances and payments for equipment and materials purchased by our mines which are not yet delivered on-site.

7. Intangible Assets

We, along with three other gold mining companies operating in Ghana, organized a consortium that purchased and constructed a nominal 80 megawatt power station in Ghana. Construction was completed in 2008 and the plant has since generated power adding its output to the Ghana national grid. Our share of the acquisition and construction costs totaled $12.4 million. At June 30, 2009, the four owners transferred ownership and operational responsibility of the plant to the Ghana power authority. In response, at the end of the second quarter of 2009, our 25% ownership share in the power plant, with a net book value of $10.5 million, was transferred from fixed assets to intangible assets in our balance sheet.

This intangible asset represents our right to receive from the Ghana national grid, an amount of the electric power equal to one fourth of the plant’s power output over and above any rationing limit that might be imposed in the future by the Ghana national power authority. The intangible asset is being amortized over five years from the transfer date.

8. Deferred exploration and development costs

Consolidated property expenditures on our exploration projects for the six months ended June 30, 2009 were as follows:

	Deferred Exploration & Development Costs as of December 31, 2008	Capitalized Exploration Expenditures	Transfer to Mining Properties	Impairments	Deferred Exploration & Development Costs as of June 30, 2009
AFRICAN PROJECTS
Akropong trend - Ghana	$984	$146	$(749)	$—	$381
Manso - Ghana	3,453	321	(240)	—	3,534
Mano River — Sierra Leone	2,674	8	—	—	2,682
Other Africa	1,295	13	—	(290)	1,018
SOUTH AMERICAN PROJECTS
Saramacca – Suriname	781	18	—	—	799
Paul Isnard – French Guiana	4,526	164	—	—	4,690

Total	$13,713	$670	$(989)	$(290)	$13,104

9. Property, plant and equipment

	June 30, 2009			December 31, 2008
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment, Net Book Value
Bogoso/Prestea	$62,112	$(32,366)	$29,746	$63,209	$(29,956)	$33,253
Bogoso sulfide plant	186,680	(23,936)	162,744	198,989	(15,498)	183,491
Wassa/HBB	80,838	(27,975)	52,863	74,488	(22,720)	51,768
Corporate & other	1,072	(605)	467	3,489	(473)	3,016

Total	$330,702	$(84,882)	$245,820	$340,175	$(68,647)	$271,528

10. Mining properties

	June 30, 2009			December 31, 2008
	Mining Properties At Cost	Accumulated Amortization	Mining Properties, Net Book Value	Mining Properties At Cost	Accumulated Amortization	Mining Properties, Net Book Value
Bogoso/Prestea	$61,554	$(34,877)	$26,677	$61,528	$(34,071)	$27,457
Bogoso Sulfide	55,416	(9,648)	45,768	53,452	(5,360)	48,092
Mampon	15,888	—	15,888	15,666	—	15,666
Wassa / HBB	270,999	(71,890)	199,109	252,713	(45,202)	207,511
Other	17,066	(3,377)	13,689	16,680	(3,377)	13,303

Total	$420,923	$(119,792)	$301,131	$400,039	$(88,010)	$312,029

11. Derivatives

The derivative mark-to-market gains and losses recorded in the Statement of Operations are comprised of the following amounts:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Riverstone Resources, Inc. – warrants	$(11)	$(55)	$(23)	$(55)
Forward currency agreements	—	(124)	—	124
EURO Ressources S.A. shares	—	(20)	—	174
Gold forward price contracts	407	—	107	—

Derivative (gain)/loss	$396	$(199)	$84	$243

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Realized (gain)/loss	$(1,216)	$(199)	$2,273	$243
Unrealized (gain)/loss	$1,612	—	(2,189)	—

Derivative (gain)/loss	$396	$(199)	$84	$243

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

Forward Currency Agreements – South African Rand

In the fourth quarter of 2007, we entered into a series of forward currency agreements totaling $5.1 million for the purchase of South African Rand (“Rand”). These contracts were taken out to secure known US dollar costs of a purchase contract stated in Rand. These forward contracts matured ratably between October 28, 2007 and April 25, 2008 at rates between 6.994 and 7.184 Rand to the US dollar. At June 30, 2009, there are no forward currency agreements in place.

EURO Ressources S.A. Shares

In 2007, we renegotiated sections of certain agreements with EURO Ressources S.A. (“EURO”) including the timing and amounts of possible future royalty payments and certain commitments under exploration property earn-ins. In addition, and as part of these renegotiations, we agreed to make some of our remaining EURO shares available to EURO to deliver against certain options EURO granted to its directors. This, plus existing options granted to GSR directors, brought the number of our shares in EURO that were subject to option agreements to 530,000. As a result, we recorded a derivative liability to recognize the cost of the EURO shares that we may make available in the future to members of EURO’s management who hold the options. In December 2008, EURO was acquired by a Canadian gold mining company and all outstanding options were exercised.

Gold Forward Price Contracts

In response to a significant increase in gold price volatility in the fourth quarter of 2008, we entered into forward pricing contracts to sell 45,000 ounces of gold at an average price of $825 per ounce. These contracts matured during the first quarter of 2009 resulting in a realized loss of $3.5 million.

We entered into additional contracts in the first quarter of 2009 to sell 45,000 ounces at an average price of $950 per ounce, all of which expired ratably on a weekly basis during the second quarter of 2009. We realized a gain of $1.2 million on these contracts. Also in the first quarter of 2009, we entered into contracts to sell 22,500 ounces at an average price of $950 per ounce, which expire ratably on a weekly basis during the third quarter of 2009. At June 30, 2009 the fair value of the outstanding third quarter contracts was estimated to be $0.5 million resulting in an unrealized gain of $0.5 million in the second quarter of 2009. These contracts had unrealized gains of $2.1 million as of the end of the first quarter of 2009 and resulted in a recognized net loss on gold forward price contracts of $0.4 million in the second quarter of 2009.

12. Asset retirement obligations

At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings disposal facilities, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These interim costs are recorded against the asset retirement obligation liability as incurred. At June 30, 2009, the total, undiscounted amount of the estimated future cash needs is estimated to be $42.7 million. The changes in the carrying amount of the ARO during the first six months of 2009 are as follows:

	Six months ended June 30,
	2009	2008
Balance at January 1	$31,655	$18,919
Accretion expense	1,077	363
Additions and change in estimates	—	—
Cost of reclamation work performed	(731)	(322)

Balance at June 30	$32,001	$18,960

Current portion	$1,779	$2,013
Long term portion	30,222	16,947

13. Debt

	June 30, 2009	December 31, 2008
Current debt:
Debt facility	$—	$626
Equipment financing credit facility	10,504	12,152

Total current debt	$10,504	$12,778

Long term debt:
Revolving credit facility	$3,047	$—
Equipment financing credit facility	14,471	18,911
Convertible debentures	97,328	93,738

Total long term debt	$114,846	$112,649

Equipment financing credit facility

Our subsidiaries Golden Star (Bogoso/Prestea) Ltd (“GSBPL”) and Golden Star (Wassa) Ltd (“GSWL”) maintain an equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment and is secured by the mobile equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate (“LIBOR”) plus 2.38%. The facility has a $40 million maximum limit. At June 30, 2009, $15.0 million was available to draw down. The average interest rate on the outstanding loans is approximately 7.39%.

Revolving credit facility

On May 1, 2009, we entered into a $30.0 million revolving credit facility (the “Facility”) pursuant to an agreement (the “Facility Agreement”) with Standard Chartered Bank, and with certain of our subsidiaries, which together own the Bogoso/Prestea, Wassa and HBB properties, as guarantors. An initial amount of $15.0 million became available to us on May 1, 2009 and the balance became available July 30, 2009. The term of the Facility Agreement extends through September 30, 2012. The amount available under the Facility will be reduced by $3.0 million on December 31, 2010 and by an additional $6.0 million on December 31, 2011. As of June 30, 2009, we had drawn, and outstanding, a balance of $5.0 million under the Facility.

Loans made pursuant to the Facility Agreement bear interest at (i) the higher of the applicable LIBOR and an alternative base rate (based on a lender’s cost of funds and capped at 1.25% above LIBOR) plus (ii) a margin of 5% plus (iii) an additional interest rate (if applicable) to compensate the lender for certain bank or regulatory authority compliance costs. The commitment fee on undrawn amounts is 2.5% per annum. In addition, we paid approximately $1.9 million in fees and costs which have been capitalized as loan costs and which will be amortized over the life of the loan.

Amounts borrowed under the Facility Agreement can be used for working capital and general corporate purposes; provided, however, that we must obtain written consent of the lender if the loan proceeds are applied to an acquisitions, or to projects or other operations not located in Ghana, or if the total loan proceeds used for such purpose in any period of twelve consecutive months would be in excess of $25 million.

Obligations under the Facility are secured by, among other things, the Bogoso/Prestea and Wassa inventory and receivables and the common shares of certain material subsidiaries. The Facility Agreement contains certain standard continuing covenants and agreements and requires Golden Star to maintain certain financial ratios.

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

14. Income taxes

The provision for income taxes includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Current benefit / (expense)
Canada	$—	$—	$—	$—
Foreign	—	—	—	—
Future benefit / (expense)
Canada	—	—	—	—
Foreign	2,674	—	5,422	—

Total benefit / (expense)	$2,674	$—	$5,422	$—

The tax benefit is related to the reduction of the temporary difference between book and tax basis related to the Hwini-Butre and Benso properties.

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

In 2008, the EPA required Bogoso/Prestea to resubmit their Environmental Management Plan (“EMP”) with an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the cost estimate and the EMP was submitted to the EPA in February, 2009. The EPA approved the EMP and issued the Environmental Certificate, which is valid for three years. The Wassa EMP was submitted to the EPA for review and their comments are expected in the next quarter. We anticipate final approval by the EPA later in 2009.

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

•

Benso: Benso is subject to a 1.5% net smelter return royalty and a $1.00 per ounce gold production royalty. In May 2009 GSWL bought the right to collect this 1.5% royalty which in effect ended the requirement to pay it.

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

Goulagou and Rounga – In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over a four-year period, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. We are entitled to receive up to 2 million shares of Riverstone over the term of the option, of which 0.7 million shares have been received as of June 30, 2009. In addition we received 2 million common share purchase warrants of Riverstone during 2008. The Riverstone purchase warrants have exercise prices that range from Cdn$0.30 to Cdn$0.45.

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

See the “Litigation” section below for information about legal actions affecting Paul Isnard.

Bogoso Power Plant – Construction was initiated in the first quarter of 2008 by Genser Power Ghana Limited (“Genser”) on a nominal 20 megawatt stand-by power plant at Bogoso known as the Genser power plant. This plant is planned to be used in periods of power outages or shortages in Ghana. As collateral for a letter of credit issued in connection with the project, we restricted $3.7 million of cash in March of 2008 as required by the bank providing the letter of credit.

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

Litigation

EURO Resources S.A. Action - In September 2008, we issued a statement of claim in Ontario against EURO and its subsidiary Société de Travaux Publics et de Mines Aurifères en Guyane S.A.R.L. (“SOTRAPMAG”). The statement of claim seeks to have EURO transfer the Paul Isnard Permis Exclusif de Recherches (“PER”) and the shares of SOTRAPMAG (which holds eight mineral concessions in the Paul Isnard area of French Guiana (together with the PER, the “Paul Isnard Properties”)) to us in compliance with EURO’s obligations under certain agreements between the parties, as well as monetary damages.

In September 2008, EURO commenced litigation in British Columbia concerning our ownership of mineral rights at the Paul Isnard gold property in French Guiana. EURO asked the courts to “confirm our repudiation” of an option agreement on Paul Isnard, and EURO sought unspecified damages.

In December 2008, a Canadian gold mining entity acquired the controlling interest in EURO. We are pursuing discussions with the new owner of the controlling interest regarding settlement of the litigation.

B.D. Goldfields Action - On August 29, 2008 B.D. Goldfields, Ltd., a Ghanaian registered company, and a shareholder of B.D. Goldfields, Ltd. filed suit in the United States District Court of the District of Colorado (the “Court”) against Golden Star Resources Ltd. and our subsidiary St. Jude Resources Ltd. The plaintiffs challenged the validity of the various concession contracts and settlements related to the Hwini-Butre gold property in Ghana. We believe this action is frivolous and without merit, and we have defended and intend to continue to defend vigorously against this action on numerous grounds. Our initial motion to dismiss was presented to the Court on November 6, 2008 and the Court issued its Order of Dismissal on May 8, 2009, with judgment entered in favor of us on May 12, 2009. The Order of Dismissal and Judgment dismissed with prejudice all claims against Golden Star and St. Jude Resources Ltd. for lack of jurisdiction. In addition, the Court awarded us certain attorneys’ fees and costs. After entry of the Judgment, the plaintiffs filed a post-judgment motion to alter the Judgment. We have opposed the post-judgment motion and believe that such motion is without merit. On June 12, 2009, the plaintiffs also appealed the Judgment to the United States Court of Appeals for the Tenth Circuit (the “Appeals Court”). On June 26, 2009, we filed a motion to dismiss the appeal for lack of jurisdiction and on July 10th, 2009, the Appeals Court dismissed the appeal.

Ghana Crop Damage Action - In October 2008, a Ghanaian court awarded plaintiffs approximately $1.9 million in damages against GSBPL in a legal action filed against GSBPL in 2000 related to a 1991 crop damage claim. The plaintiffs claimed that emissions from a now defunct processing plant at Bogoso, which was operating in 1991, injured the plaintiffs cocoa trees and reduced their cocoa output. We appealed the judgment in late 2008. In July 2009, the Ghana Court of Appeals upheld the lower court’s ruling but reduced the award to the plaintiffs to approximately $930,000. We have initiated an appeal of the decision to the Ghana Supreme Court seeking to dismiss the suit.

16. Share Capital

Changes in share capital during the six months ended June 30, 2009 are as follows:

	Shares	Amount
Balance at December 31, 2008	235,945,311	$615,463
Common shares issued:
Option exercises	482,750	587

Balance at June 30, 2009	236,428,061	$616,050

17. Cost of Sales

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Mining operations costs	$57,542	$56,921	$116,412	$107,648
Change in inventories (costs from / (to) metals inventory)	1,327	2,324	1,752	(10,976)
Mining related depreciation and amortization	28,352	12,031	53,036	23,289
Accretion of asset retirement obligations	539	146	1,077	363

Total Cost of Sales	$87,760	$71,422	$172,277	$120,324

18. Stock based compensation

Stock Options – We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “Plan”), under which options are granted from time to time at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares, of which 1,630,637 are available for grant as of June 30, 2009. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the closing price of our shares on the Toronto Stock Exchange on the day prior to the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.

During the first half of 2009, the remaining 216,000 of our outstanding options issued to employees of St. Jude, in exchange for St. Jude options upon the St. Jude acquisition in 2005, were exercised. All figures shown below include the affects of the options issued to St. Jude employees.

Non-cash employee compensation expense recognized in the statements of operations with respect to the Plan are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total stock compensation expense during the period	$455	$450	$1,065	$1,139

We granted 1.40 million options during the six months ended June 30, 2009.

The fair value of our options grants are estimated at the grant dates using the Black-Scholes option-pricing model. Fair values of options granted in the first six months of 2009 were based on the assumptions noted in the following table:

	Six months ended June 30,
	2009	2008
Expected volatility	68.39 to 73.28%	49.52 to 59.34%
Risk–free interest rate	1.88 to 2.18%	2.89 to 3.32%
Expected lives	4.25 to 6.5 years	4.0 to 6.5 years
Dividend yield	0%	0%

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

A summary of option activity under the Plan as of June 30, 2009 and changes during the quarter then ended is presented below:

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2008	7,478	3.23	5.9
Granted	1,400	1.68	9.7
Exercised	(483)	1.42	—
Forfeited, cancelled and expired	(110)	2.91	—

Outstanding as of June 30, 2009	8,285	3.08	6.5

Exercisable as of June 30, 2009	4,944	3.41	6.5

Stock Bonus Plan—We have an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock, of which 545,845 common shares had been issued as of June 30, 2009. No common shares were issued under the Bonus Plan during the six months ended June 30, 2009.

19. Earnings per Common Share

The following table provides reconciliation between basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income/(loss)	$380	$(6,654)	$(766)	$(10,346)
Weighted average number of common shares (millions)	236.2	235.9	236.1	235.4
Dilutive securities:
Options	0.6	—	—	—

Weighted average number of diluted shares	236.8	235.9	236.1	235.4

Basic earnings/(loss) per share	$0.002	$(0.028)	$(0.003)	$(0.044)
Diluted earnings/(loss) per share	$0.002	$(0.028)	$(0.003)	$(0.044)

20. Operations by segment and geographic area

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location.

	Africa
As of and for the Three months ended June 30,	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2009
Revenues	$42,494	$49,374	$—	$—	$—	$91,868
Net income/(loss)	2,862	4,984	(240)	(166)	(7,060)	380
Total assets	358,648	281,865	8,071	11,874	15,403	675,861
2008
Revenues	$42,202	$28,229	$—	$—	$—	$70,431
Net income/(loss)	(6,075)	3,859	(369)	(326)	(3,743)	(6,654)
Total assets	443,686	156,923	141,666	12,084	30,795	785,154

	Africa
As of and for the Six months ended June 30,	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2009
Revenues	$79,063	$100,450	$—	$—	$—	$179,513
Net income/(loss)	(4,885)	18,763	(402)	(610)	(13,632)	(766)
Total assets	358,648	281,865	8,071	11,874	15,403	675,861
2008
Revenues	$71,243	$52,371	$—	$—	$—	$123,614
Net income/(loss)	(8,783)	11,168	(541)	(539)	(11,651)	(10,346)
Total assets	443,686	156,923	141,666	12,084	30,795	785,154

21. Related parties

During the second quarter of 2009, we obtained legal services from a firm where our Chairman is of counsel. The cost of services incurred from this firm during the first six months of 2009 and 2008 was $0.2 million and $0.1 million, respectively. Our Chairman did not personally perform any legal services to the Company during the six month period ended June 30, 2009, nor in any prior period, nor did he benefit directly or indirectly from payments for the services performed by the firm.

22. Supplemental Cash Flow Information

The following is a summary of significant non-cash transactions:

	Six months ended June 30,
	2009	2008
Available-for-sale investment acquired in exchange for property rights	$38	$118
Warrants acquired in exchange for property rights	—	233
Transfer of EURO shares	—	89

The following is a summary of interest and income tax payments:

	Six months ended June 30,
	2009	2008
Interest Paid	$3,664	$4,200
Income taxes Paid	—	—

23. Generally Accepted Accounting Principles in the United States

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.

(a) Consolidated Balance Sheets in U.S. GAAP

	As of June 30, 2009	As of December 31, 2008 (restated)
ASSETS
Current assets:
Cash and cash equivalents	$43,173	$33,558
Accounts receivable	4,682	4,306
Inventories	47,101	49,134
Deposits	4,502	3,875
Other current assets	1,901	1,100

Total current assets	101,359	91,973
Restricted cash	3,804	4,249
Available-for-sale and long term investments	108	29
Deferred exploration and development costs (Note d1)	—	—
Property, plant and equipment (Note d3)	245,106	270,814
Intangible assets	10,534	—
Mining properties (Notes d2 and d3)	283,035	291,823
Future tax asset (Note d4)	—	—
Other assets	5,124	4,456

Total assets	$649,070	$663,344

LIABILITIES
Current liabilities (Note d5)	$73,998	$90,322
Long term debt (Note d6)	147,076	131,876
Asset retirement obligations	30,222	30,036
Future tax liability (Note d4)	26,734	31,959

Total liabilities	278,030	284,193

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Share capital (Note d7)	615,684	615,097
Contributed surplus (Note d6)	15,269	14,205
Accumulated comprehensive income	1,269	1,228
Deficit	(262,138)	(251,379)

Total Golden Star Resources’ equity	370,084	379,151

Noncontrolling Interest	956	—
Total Equity	371,040	379,151

Total liabilities and shareholders’ equity	$649,070	$663,344

(b) Consolidated Statements of Operations under US GAAP

	Three months ended June 30,		Six months ended June 30,
	2009	2008 (restated)	2009	2008 (restated)
Net income/(loss) under Cdn GAAP	$380	$(6,654)	$(766)	$(10,346)
Deferred exploration expenditures expensed under US GAAP (Note d1 and d2)	(319)	(2,006)	(670)	(6,214)
Write-off of deferred exploration properties (Note d1)	—	—	290	—
Loan fee amortization	(66)	(73)	(176)	(148)
Derivative gain on non-US$ warrants (Note d5)	—	1,157	—	770
Reverse depreciation on assets already written off for US GAAP	1,009	1,369	3,099	(538)
Fair value adjustment on debentures (Note d6)	(9,237)	17,695	(14,639)	1,887
Debt Accretion Reversal	1,642	1,536	3,257	3,047

Net income/(loss) before income tax under US GAAP	(6,591)	13,024	(9,605)	(11,542)
Income tax benefit, as adjusted (Note d4)	(102)	—	(198)	—

Net income/(loss) under US GAAP	$(6,693)	$13,024	$(9,803)	$(11,542)

Net income attributable to noncontrolling interest	$692	$23	$956	$81

Net income/(loss) attributable to Golden Star Resources	$(7,385)	$13,001	$(10,759)	$(11,623)

Basic net income/(loss) per share under US GAAP	$(0.031)	$0.055	$(0.046)	$(0.050)
Diluted net income/(loss) per share under US GAAP	$(0.031)	$0.055	$(0.046)	$(0.050)
Consolidated Statement of Comprehensive Loss under US GAAP

Net income/(loss) under US GAAP	$(6,693)	$13,024	$(9,803)	$(11,542)

Other comprehensive income – on marketable securities	14	4,030	41	6,604

Comprehensive income/(loss) under US GAAP	$(6,679)	$17,054	$(9,762)	$(4,938)

Comprehensive income attributable to noncontrolling interest	$692	$23	$956	$81

Comprehensive income/(loss) attributable to Golden Star Resources	$(7,371)	$17,031	$(10,718)	$(5,019)

(c) Consolidated Statements of Cash Flows under US GAAP
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cash provided by (used in):
Operating activities (Note d8)	$28,961	$7,685	$39,703	$(1,561)
Investing activities (Note d8)	(15,889)	(21,853)	(27,789)	(35,257)
Financing activities	1,993	(3,362)	(2,299)	(1,789)

Increase/(decrease) in cash and cash equivalents	15,065	(17,530)	9,615	(38,607)
Cash and cash equivalent beginning of period	28,108	54,677	33,558	75,754

Cash and cash equivalents end of period	$43,173	$37,147	$43,173	$37,147

(d) Notes:

(1)	Under US GAAP, exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP, which have previously been expensed under US GAAP, result in an adjustment when reconciling net income for the year.

(2)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP, which have previously been expensed under US GAAP, result in an adjustment when reconciling net income for the year.

(3)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it is available for regular and sustained use. Under Cdn GAAP, new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity. The difference in timing of placing assets in service, in addition to the difference in amounts capitalized in note d1 & d2, create depreciation differences between Cdn GAAP and US GAAP. When the company adopted CICA 3064 for Cdn GAAP, the difference related to start up costs between US GAAP and Cdn GAAP have been reduced. The remaining difference is related to stripping costs incurred between the US GAAP in-service date and the Cdn GAAP in-service date.

(4)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine developments cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 1 and 2 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP in the GSBPL and GSWL tax jurisdiction, but a valuation allowance has been applied to all amounts as of June 30, 2009.

On January 1, 2007, we adopted the provisions of FIN 48 for US GAAP purposes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48. Based on this review, the provisions of FIN 48 had no effect on our financial position, cash flows or results of operations at June 30, 2009 or December 31, 2008.

We and our subsidiaries are subject to the following material taxing jurisdictions: Ghana, Canada and Burkina Faso. The tax years that remain open to examination by the Ghana Internal Revenue Service are years 2001 through 2008. The tax years that remain open to examination by Revenue Canada are years 2003 through 2008. All tax years remain open to examination in Burkina Faso. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of June 30, 2009.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, this statement is effective for us on January 1, 2009. Also on April 9, 2009, FASB issued FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly. As it relates to our financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis, the adoption of SFAS 157 did not have a material impact.

In May 2008, the FASB issued FSP No. APB 14-1. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133. The company elected FAS 155 for $125 million convertible debenture that is currently outstanding. APB 14-1 does not have an impact on the company’s financials.

Statement of Financial Accounting Standards No. 165, Subsequent Events, (“SFAS 165”) is effective for financial statements ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. We have evaluated subsequent events through the date of issuance, August 7, 2009.

Codification of US GAAP – In July 2009 US GAAP switched to a completely new codification scheme aimed to make US GAAP accounting research easier. The old system was a compilation of several unrelated labeling systems and sub systems (FASB system, SEC system, etc.) that were poorly cross-referenced and as a result is was very difficult when doing research to know if all applicable GAAP had been found when researching a particular subject.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian GAAP. For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 24 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations include information available to August 7, 2009.

OVERVIEW OF GOLDEN STAR

We are a Canadian federally–incorporated, international gold mining and exploration company producing gold in Ghana, West Africa. We also conduct gold exploration in other countries in West Africa and in South America. Golden Star Resources Ltd. was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation of South American Goldfields Inc., a corporation incorporated under the federal laws of Canada, and Golden Star Resources Ltd., a corporation originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd. Our principal office is located at 10901 West Toller Drive, Suite 300, Littleton, Colorado 80127, and our registered and records offices are located at 66 Wellington St. W, 42nd floor, Box 20, Toronto Dominion Bank Tower—Toronto Dominion Centre, Toronto, ON M5K 1N6.

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

•

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine and carbon-in-leach processing plant (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. The design capacity of the carbon-in-leach processing plant at Wassa is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard to soft ore. Wassa produced and sold 125,427 ounces of gold in 2008. GSWL also owns the Hwini-Butre and Benso concessions (the “HBB properties”) in southwest Ghana. The Benso mine began shipping ore to Wassa late in 2008, and the Hwini-Butre mine began shipping ore to Wassa in April 2009. The Hwini-Butre and Benso concessions are located approximately 80 and 50 kilometers, respectively, by road south of Wassa.

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

Total operating cost per ounce is equal to Cost of Sales for the period, as found in our statements of operations, divided by the ounces of gold sold in the period. Cost of Sales include all mine-site operating costs, including the costs of mining, processing, maintenance, work-in-process inventory changes including inventory write-offs and adjustments, mine-site overhead as well as production taxes, royalties, mine site depreciation, depletion, amortization, asset retirement obligation accretion and by-product credits, but does not include exploration costs, property holding costs, corporate office general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, capital gains and losses on foreign currency conversions, interest expense, gains and losses on derivatives, gains and losses on investments and income tax expense/benefit.

Total cash cost per ounce for a period is equal to “Cost of Sales - GAAP” for the period, as found in the table below, less “mining related depreciation and amortization costs,” accretion of asset retirement obligation costs and operations-related foreign currency gains and losses for the period, divided by the number of ounces of gold sold during the period.

Cash operating cost per ounce for a period is equal to “Total cash costs” for the period less royalties and production taxes, divided by the number of ounces of gold sold during the period.

The following table shows the derivation of these measures:

	For the three months ended June 30, 2009
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$25,978	$28,659	$54,637
Royalties	1,629	1,276	2,905
Costs (to)/from metals inventory	896	431	1,327
Mining related depreciation and amortization	17,801	10,551	28,352
Accretion of asset retirement obligations	202	337	539

Cost of sales – GAAP	$46,506	$41,254	$87,760
Plus operations-related foreign exchange (gains)/losses	(163)	(516)	(679)
Less mining related depreciation and amortization	(17,801)	(10,551)	(28,352)
Less accretion of asset retirement obligations	(202)	(337)	(539)

Total cash cost	28,340	29,850	58,190

Less royalties and production taxes	(1,629)	(1,276)	(2,905)

Cash Operating Costs	26,711	28,574	55,285

Ounces sold	53,251	45,760	99,011

Derivation of cost per ounce measures:

Total cash cost per ounce	$532	$652	$588

Cash operating cost per ounce	$502	$624	$558

	For the three months ended June 30, 2008
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$16,814	$37,994	$54,808
Royalties	849	1,266	2,115
Costs (to)/from metals inventory	742	1,581	2,324
Mining related depreciation and amortization	5,076	6,956	12,031
Accretion of asset retirement obligations	43	101	145

Cost of sales – GAAP	$23,524	$47,898	$71,423
Plus operations-related foreign exchange (gains)/losses	(25)	(82)	(107)
Less mining related depreciation and amortization	(5,076)	(6,956)	(12,031)
Less accretion of asset retirement obligations	(43)	(101)	(145)

Total cash cost	18,380	40,759	59,139

Less royalties and production taxes	(849)	(1,266)	(2,115)

Cash Operating Costs	17,531	39,493	57,024

Ounces sold	31,379	46,934	78,313

Derivation of cost per ounce measures:

Total cash cost per ounce	$586	$868	$755

Cash operating cost per ounce	$559	$841	$728

	For the six months ended June 30, 2009
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$48,720	$61,629	$110,349
Royalties	3,690	2,373	6,063
Costs (to)/from metals inventory	930	822	1,752
Mining related depreciation and amortization	33,745	19,291	53,036
Accretion of asset retirement obligations	403	674	1,077

Cost of sales – GAAP	$87,488	$84,789	$172,277
Plus operations-related foreign exchange (gains)/losses	(564)	(929)	(1,493)
Less mining related depreciation and amortization	(33,745)	(19,291)	(53,036)
Less accretion of asset retirement obligations	(403)	(674)	(1,077)

Total cash cost	52,776	63,895	116,671

Less royalties and production taxes	(3,690)	(2,373)	(6,063)

Cash Operating Costs	49,086	61,522	110,608

Ounces sold	109,677	86,306	195,983

Derivation of cost per ounce measures:

Total cash cost per ounce	$481	$740	$595

Cash operating cost per ounce	$448	$713	$564

	For the six months ended June 30, 2008
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$30,768	$73,169	$103,937
Royalties	1,574	2,138	3,712
Costs (to)/from metals inventory	(1,545)	(9,431)	(10,976)
Mining related depreciation and amortization	9,611	13,677	23,288
Accretion of asset retirement obligations	157	206	363

Cost of sales – GAAP	$40,565	$79,759	$120,324
Plus operations-related foreign exchange (gains)/losses	(15)	(62)	(77)
Less mining related depreciation and amortization	(9,611)	(13,677)	(23,288)
Less accretion of asset retirement obligations	(157)	(206)	(363)

Total cash cost	30,782	65,814	96,596

Less royalties and production taxes	(1,574)	(2,138)	(3,712)

Cash Operating Costs	29,208	63,676	92,884

Ounces sold	57,392	78,348	135,740
Derivation of cost per ounce measures:

Total cash cost per ounce	$536	$840	$712

Cash operating cost per ounce	$509	$813	$684

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

In late 2005, we acquired the HBB properties consisting of the Benso and Hwini-Butre properties. Development activities started in late 2007 at Benso, and in the third quarter of 2008 Benso began trucking ore to the Wassa plant for processing. Hwini-Butre development was initiated in the fourth quarter of 2008 and by April 2009 was sufficiently advanced to the point where Hwini-Butre also began shipping ore to Wassa.

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

TRENDS AND EVENTS IN THE SECOND QUARTER OF 2009

Gold Prices

Gold prices have generally trended upward during the last eight years, from a low of $260 per ounce in 2001 to a high of $1,011 per ounce in March 2008. Since March 2008, gold price volatility has increased with prices fluctuating between $700 and $1,000 per ounce. The realized gold price for our shipments averaged $928 per ounce during the three months ended June 30, 2009 compared with $900 per ounce during the same period of 2008.

Hwini-Butre Development

Development work, which started at the Hwini-Butre mine in the fourth quarter of 2008, was mostly completed by mid-April 2009, and this new operation shipped 162,293 tonnes of ore to the Wassa plant at an average grade of 3.83 grams per tonne by June 30, 2009.

Benso Royalty Purchase

During the second quarter of 2009, we purchased, from an unrelated party, a 1.5% net smelter royalty payable on gold production from our Benso mine for $3.6 million. The royalty agreement provided us with the option to buy the royalty at any time prior to 18 months after gold production was initiated, regardless of the ownership at that date, for a specified price of Cdn$4.0 million.

Power Cost Reduction

In June 2009 the Volta River Authority (VRA), our grid power supplier in Ghana, informed us that our electric power tariff at both Wassa and Bogoso/Prestea had been adjusted to approximately $0.08 per kWh, down from approximately $0.14 per kWh and that the adjustment was retroactive to January 1, 2009. The $0.08 per kWh tariff is an interim rate which will be in effect until such time as a final tariff is formulated by the VRA. The retroactive power tariff adjustment resulted in an $8.7 million reduction in our cash operating costs for the first six months of 2009 which lowered our average cash operating cost per ounce by $45 per ounce in the first half of 2009. The full impact of the six month’s power cost adjustment was recognized in the second quarter of 2009.

Higher Gold Output and Lower Cost Per Ounce at Wassa

The Benso mine, which commenced mining operations late in 2008, sent 452,453 tonnes of ore at an average grade of 4.49 grams per tonne to the Wassa processing plant during the first half of 2009 and our new Hwini-Butre mine, which started mining operations in late April, shipped 162,293 tonnes of ore to Wassa in the second quarter at an average grade of 3.83 grams per tonne.

The higher grade ores from Benso and Hwini-Butre resulted in a marked increase in Wassa’s gold sales and revenues compared with the second quarter of 2008. Wassa’s second quarter 2009 sales totaled 53,251 ounces, up from a quarterly average of 26,492 ounces in the first three quarters of 2008 prior to start-up of the Benso and Hwini-Butre mines. The improved grade, lower power costs and resulting increase in ounces reduced Wassa’s cash operating costs per ounce to $502 in the second quarter of 2009, down from $559 in the second quarter of 2008 and down from an average of $550 in the full year 2008.

International Financial Reporting Standards

The Canadian Accounting Standards Board confirmed January 1, 2011 as the date International Financial Reporting Standards (“IFRS”) will replace current Canadian GAAP for publicly traded companies in Canada. In response we are currently developing an IFRS change-over plan. Towards this end, we have retained a qualified consulting team to oversee and effect the conversion process. It is expected that the plan will take into consideration, among other things:

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

We have completed the planning phase of the project of the initial diagnostic between Canadian GAAP and IFRS. While the effects of IFRS have not yet been fully determined, we have identified a number of key areas where our financial statements and accounting processes will be affected by changes in accounting policy including:

•	Stock based compensation;

•	Property, plant and equipment;

•	Mine property and deferred exploration;

•	Impairment of assets; and

•	Presentation of financial statements, including presentation of minority interests.

No decisions have yet been made with regard to accounting policy choices. Our current implementation plan is based upon early adoption and we plan to adopt IFRS accounting effective January 1, 2010.

Revolving Credit Facility

On May 1, 2009, we finalized an agreement for a revolving credit facility (the “Facility”) with Standard Chartered Bank. The Facility provides for a fully committed revolving credit line of $30 million, of which $15 million became immediately available and an additional $15 million became available on July 30, 2009. As of June 30, there was $5.0 million drawn on this new facility.

The Facility carries a term of three years from signing and bears interest at the higher of LIBOR or the applicable lenders’ cost of funds rate (which is capped at 1.25% per annum above LIBOR), plus a margin of 5% per annum. The Facility is secured by a pledge of shares in our significant subsidiaries and also provides for negative pledges on all other presently unsecured assets. Proceeds of the Facility will be used for working capital and general corporate purposes. The Facility is described in more detail in our Form 8-K filed May 5, 2009.

New Ghanaian National Stabilization Levy

At the end of July 2009, the Ghanaian government introduced a temporary levy on certain Ghanaian industries, including mining, brewing, banking, communications and insurance. The new law establishing the levy was made public in August 2009. The bill indicates that companies subject to the levy will pay an amount equal to 5% of “profits before tax” but no definition of profits before tax has been provided. The bill further indicates that the levy will be imposed only during 2009 and 2010, but the effective date within 2009 has not yet been specified. We are unable at this time to predict the final form of the levy or its impact on Golden Star.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
SUMMARY OF FINANCIAL RESULTS	2009	2008	2009	2008
Gold sales (oz)	99,011	78,313	195,983	135,740
Average realized price ($/oz)	928	900	916	911
Revenues ($ in thousands)	91,868	70,431	179,513	123,614
Cash flow provided by operations ($ in thousands)	29,280	9,691	40,373	4,653
Net income/(loss) ($ in thousands)	380	(6,654)	(766)	(10,346)
Comprehensive income/(loss) (in $ thousands)	394	(6,623)	(725)	(7,741)
Net income/(loss) per share – basic ($)	0.002	(0.028)	(0.003)	(0.044)

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Results for the three months ended June 30, 2009 included net income of $0.4 million or $0.002 per share, compared with a net loss of $6.7 million or $0.028 per share in the same period of 2008. Higher gold output and higher gold prices were the major factors contributing to the improvement in earnings over the second quarter of 2008. Consolidated mine operating margin totaled $4.1 million in the quarter, an improvement from a $1.0 million operating margin loss a year earlier.

Gold revenues were up 30% as compared to the second quarter of 2008, and gold sales of 99,011 ounces were up 26% from 78,313 ounces a year earlier. The increase in gold output at Wassa, coupled with a $28 per ounce increase in average gold prices, were responsible for the revenue increase.

While cost of sales was up from $71.4 million in the second quarter of 2008 to $87.8 million in the same period of 2009, cash operating costs of $55.3 million, were down $1.7 million from $57.0 million in the second quarter of 2008. The major factor causing the increase in cost of sales was higher depreciation and amortization, which was the result of higher gold output, especially at the new Benso and Hwini-Butre mines. The major factor contributing to the decrease in cash operating costs was a reduction in the amount of gold drawn from in-process inventories versus the second quarter of 2008. But the lower operating costs were partially offset by higher mining and hauling costs at Wassa’s new Benso and Hwini-Butre mines, neither of which were in service in the second quarter of 2008.

General and administrative costs totaled $3.7 million for the three months, down from $3.9 million in the second quarter 2008, reflecting lower tax audit and severance costs in 2008. Interest expense totaled $3.8 million in the second quarter of 2009, up slightly from $3.7 million in the same period of 2008.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Results for the six months ended June 30, 2009 included a net loss of $0.8 million or $0.003 per share, compared with a net loss of $10.3 million or $0.044 per share in the same period of 2008. As with the quarter, higher revenue from increased gold shipments was the major factor responsible for the improved financial results as compared to the first six months of 2008. Increased gold shipments also contributed to better operating margins, which improved to $7.2 million for the first six months of 2009, up from $3.3 million in the same period of 2008.

For the six months ended June 30, 2009, gold revenues were up 45% as compared to the same period of 2008. Gold shipments for the first six months of 2009 increased 44% to 195,983 ounces, up from 135,740 ounces a year earlier. Higher gold sales and a marginal improvement in average realized gold prices, were responsible for the revenue increase. The average realized gold price was $916 per ounce during the six months ended June 30, 2009, up from $911 per ounce in the same period of 2008. Start-up of the Benso mine in 2008 and the Hwini-Butre mine, which haul their ore to Wassa for processing, was the major factor in the increased gold sales in 2009.

Cash operating costs totaled $110.6 million for the six months ended June 30, 2009, up from $92.9 million in the same period of 2008. Of the $17.7 million cost increase, $12.7 million of the change was related to changes in in-process and stockpile inventories. Specifically, $9.4 million of Bogoso/Prestea operating costs were temporarily added to inventory in the first half of 2008 which reduced cash operating costs in that period, while $0.8 million of operating costs came out of inventory in the first half of 2009 which increased cash operating costs. Much of the increase in inventoried costs at Bogoso/Prestea during the first half of 2008 was related to an increase in availability of bio-oxidation tanks.

First half 2009 cash operating costs were also impacted by higher mining and ore haulage costs at our new Benso and Hwini-Butre mines, which were not in–service in the first half of 2008. The $29.7 million increase in depreciation expense reflects the increases in gold output as compared to the first half of 2008.

General and administrative costs were down $1.0 million from $8.2 million in the first six months of 2008. In addition, general and administrative costs were unusually high in the first six months of 2008 due to tax planning, tax audit costs and charges for severance costs. Interest expense totaled $7.5 million in the six months ended June 30, 2009, up slightly from $7.4 million in the same period of 2008. We recognized a $4.2 million foreign exchange gain in the first six months of 2009, versus nil in the same period of 2008. The majority of the exchange gain was related to the impact of the decline in the value of the Ghanaian Cedi versus the US dollar during the first half of 2009, which reduced the amount of US dollars needed to pay invoices denominated in Ghanaian Cedis.

BOGOSO/PRESTEA OPERATIONS

	Three months ended June 30,		Six months ended June 30,
BOGOSO/PRESTEA OPERATING RESULTS	2009	2008	2009	2008
Ore mined refractory (t)	726,969	224,467	1,380,493	1,077,542
Ore mined non-refractory	—	360,187	—	385,304

Total ore mined (t)	726,969	584,654	1,380,493	1,462,846
Waste mined (t)	3,920,798	5,012,584	7,272,550	10,505,635
Refractory ore processed (t)	714,538	438,487	1,341,433	1,022,795
Refractory ore grade (g/t)	2.66	2.94	2.67	2.79
Gold recovery – refractory ore (%)	72.2	69.7	71.9	63.5
Non-refractory ore processed (t)	—	267,430	—	512,803
Non-refractory ore grade (g/t)	—	2.85	—	2.76
Gold recovery – non-refractory ore (%)	—	67	—	64
Gold sales (oz)	45,760	46,934	86,306	78,348
Total cash cost ($/oz)	652	868	740	840
Royalties ($/oz)	28	27	27	27

Cash operating cost ($/oz)	624	841	713	813

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Bogoso/Prestea second quarter revenues of $42.5 million were essentially unchanged from the second quarter of 2008, and gold shipments of 45,760 ounces were close to the 46,934 ounces shipped in the second quarter of 2008. However, the source of the ounces sold was significantly changed from the same quarter of 2008. All gold sold in the second quarter of 2009 was from the sulfide plant while approximately 60% of the ounces sold in the second quarter of 2008 was from the sulfide plant and approximately 40% came from the oxide plant. The increase in sulfide gold output in 2009 was the result of a 63% increase in sulfide tonnes processed versus the second quarter of 2008 and an increase in gold recovery from 69.7% to 72.2%. Higher sulfide plant throughput, as compared to the second quarter of 2008, reflects the improvements in plant availability achieved during the past year.

While revenues were essentially unchanged from a year earlier, Bogoso/Prestea generated $1.3 million of operating margin in the second quarter of 2009 as compared to a $5.7 million operating margin loss in the second quarter of 2008. The margin improvement was based on a $6.6 million reduction in cost of sales during the second quarter which was mostly related to the fact that both the oxide and sulfide plants were operating at Bogoso in the second quarter of 2008 while the sulfide plant was the only plant operating in the second quarter of 2009. Lower electric power costs also contributed to reduced costs in the second quarter of 2009. In June 2009, following several months of negotiation, Bogoso/Prestea’s electric power supplier adjusted its power tariff to approximately $0.08 per kWh retroactive to January 1, 2009, down from approximately $0.10 per kWh in the first half of 2008. The $0.08 per kWh tariff is an interim rate which will be in effect until a final tariff is formulated by the VRA.

Lower costs also reflect the fact that both the oxide and sulfide processing plants were operating in the second quarter of 2008, while only the sulfide plant operated in the second quarter of 2009 even though, as noted above, the gold output was essentially the same in both periods. Higher depreciation and amortization costs was related to the increase in sulfide ounces as compared to the second quarter of 2008 and to lower reserve basis in 2009.

The Bogoso oxide plant remained on care and maintenance during most of the second quarter of 2009 awaiting oxide ores from Prestea South and Pampe. Subject to timely receipt of environmental permits, we expect to begin mining Prestea South oxide ores in 2010. The Prestea Underground mine remained on care and maintenance during the second quarter of 2009. We continue to dewater underground areas, and evaluate various underground mining scenarios.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Bogoso/Prestea revenues increased in the first half of 2009 to $79.1 million, up $7.9 million from $71.2 million in the same period of 2008, and gold shipments of 86,306 ounces were up 10% or 7,958 ounces from 78,348 in the first half of 2008. The source of the ounces sold was significantly changed from the same quarter of 2008. All of the gold sold in the first half of 2009 was from the sulfide plant while in the same period of 2008, approximately 70% of the gold sold was from the sulfide plant and 30% was from the oxide plant. The increase in sulfide gold output was the result of a 31% increase in sulfide tonnes processed and an increase in gold recovery from 63.5% to 71.9% as compared to the sulfide operations in the first half of 2008. Higher sulfide plant throughput, as compared to the first half of 2008, reflects the improvements in plant availability achieved during the past year.

Bogoso/Prestea generated $5.8 million of operating margin loss in the first half of 2009, as compared to an $8.5 million operating margin loss in the first half of 2008. The margin improvement was related to higher revenues as explained above and to lower operating costs which were down $2.2 million versus the first half of 2008. The major factor contributing to lower cash operating costs was the fact that Bogoso operated both the oxide and the sulfide plant in the first half of 2008 but operated only the sulfide plant in the first half of 2009. In addition in June 2009, following several months of negotiation, Bogoso/Prestea’s electric power supplier adjusted its power tariff to approximately $0.08 per kWh retroactive to January 1, 2009, down from approximately $0.10 per kWh in the first half of 2008. The $0.08 per kWh tariff is an interim rate which will be in effect until such time as a final tariff is formulated by the VRA.

Higher depreciation and amortization costs were related to the increase in sulfide ounces as compared to the second quarter of 2008 and to lower reserve basis in 2009.

The Bogoso oxide plant remained on care and maintenance during most of the first half of 2009 awaiting oxide ores from Prestea South and Pampe. Subject to receipt of environmental permits, we expect to begin mining Prestea South oxide ores in 2010.

WASSA OPERATIONS

	Three months ended June 30,		Six months ended June 30,
WASSA/HBB OPERATING RESULTS	2009	2008	2009	2008
Ore mined (t)	529,670	688,537	1,186,382	1,706,885
Waste mined (t)	4,396,164	1,309,242	7,965,381	2,565,772
Ore and heap leach materials processed (t)	636,654	856,238	1,383,154	1,783,011
Grade processed (g/t)	2.62	1.20	2.58	1.17
Recovery (%)	94.9	92.9	95.3	93.1
Gold sales (oz)	53,251	31,379	109,677	57,392
Total cash cost ($/oz)	532	586	481	536
Royalties ($/oz)	30	27	33	27

Cash operating cost ($/oz)	502	559	448	509

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Wassa’s second quarter 2009 gold revenues totaled $49.4 million, up 75% from $28.2 million in the same quarter of 2008. A 70% increase in gold output and a $28 per ounce increase in gold prices were responsible for the improved revenues. Second quarter gold shipments increased 70% over the second quarter of 2008. While plant throughput was lower than in the second quarter of 2008, higher grades of the HBB ore, which was delivered to Wassa throughout the second quarter of 2009, more than offset the lower processing rate, resulting in a net increase in ounces sold.

Wassa generated a $2.8 million operating margin in the quarter as compared to a $4.6 million operating margin in the second quarter of 2008. Higher depreciation and increases in cash operating costs related to the HBB operations, were the major factors contributing to the lower operating margin. Cash operating costs increased to $26.7 million in the second quarter of 2009, up from $17.5 million in the same period in 2008. Most of the increase was related to the cost of operations at Wassa’s new HBB mines. The HBB mines have higher waste stripping ratios than the Wassa pits, which contributes to higher mining costs, and the extra haulage distances from the HBB deposits also contributed to higher overall cash operating costs as compared to the same period of 2008 when these two mines were not yet operating.

A $12.7 million increase in depreciation and amortization charges was mostly related to HBB purchase and development costs which we began amortizing at Benso in mid-2008 and at Hwini-Butre in the second quarter of 2009 when mining was initiated at these new mines.

Wassa’s plant feed grade averaged 2.62 grams per tonne in the second quarter of 2009 as compared to 1.20 grams per tonne in the same period of 2008. Ore processed at Wassa in the second quarter of 2009 included 330,445 tonnes at an average grade of 3.95 grams per tonne from HBB mines with the balance coming from pits at Wassa. Total tonnes processed in the second quarter of 2009 dropped to 636,653 tonnes, down from 856,238 tonnes in the second quarter of 2008, reflecting harder ore from Benso. In addition, Wassa cut back on the amount of low-grade heap leach material processed in the quarter to maximize ore residence time in the plant to achieve higher recovery from the higher grade HBB ores.

While cash operating costs were higher in the second quarter of 2009 versus the second quarter of 2008, cash operating costs per ounce fell to $502, down from $559 per ounce in the second quarter of 2008 due to higher gold output and to lower power costs.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Wassa’s gold shipments were 109,677 ounces in the six months ended June 30, 2009, a 91% increase from 57,392 ounces in the same period of 2008. While plant throughput was lower than in the first six months of 2008, higher grades of the HBB ore delivered to Wassa during the first half of 2009 more than offset the lower processing rate, resulting in a net increase in ounces sold. See the “Trends and Events” section above for additional discussion of the Hwini-Butre mine and its higher grade ore. The higher grade HBB ores were also responsible for the improved gold recoveries as compared to the six months ended June 30, 2008.

During the six months ended June 30, 2009, Wassa’s operations generated a $13.0 million operating margin as compared to an $11.8 million operating margin in the same period of 2008. Revenues were significantly higher due to the increase in gold shipments, but cost of sales increased to $87.5 million, up from $40.6 million in the first half of 2008. Higher depreciation and higher cash operating costs were the major factors responsible for the increase in cost of sales. A $24.1 million increase in depreciation and amortization charges was mostly related to the impact of the HBB purchase and development costs which we began amortizing in mid-2008 at Benso and in the second quarter of 2009 for Hwini-Butre when mining was initiated at these two new mines.

Higher cash operating costs in the first half of 2009 were also related to mining at the HBB mines. Cash cost increased to $49.1 million in the first half of 2009, up from $29.2 million in the first half of 2008 when the HBB mines were not yet in service. While start-up of the HBB mines resulted in an offsetting reduction in the cost of mining activities at Wassa, the longer haulage distances, higher stripping ratios and smaller pits at Benso and Hwini-Butre resulted in higher overall mining costs as compared to the first half of 2008 when all of the ore was coming from Wassa pits.

Higher grades of the HBB ores combined to double the head grade at Wassa as compared to the first half of 2008. Head grades averaged 2.58 grams per tonne in the six months ended June 30, 2009, as compared to 1.17 grams per tonne in the same period of 2008. Of the total ore processed in the first half of 2009, the HBB mines contributed 614,746 tonnes at an average grade of 4.32 grams per tonne, with the balance of the plant feed coming from pits at Wassa. Total tonnes processed in the first half of 2009 dropped to 1.38 million tonnes, down from 1.78 million tonnes in the same period of 2008, reflecting harder ore from Benso and also a reduction in the amount of heap leach material processed in the current period. In addition, Wassa cut back on the amount of low-grade heap leach material processed in the quarter to maximize ore residence time in the plant to achieve higher recovery from the higher grade HBB ores.

While cash operating costs were higher in the first half of 2009 versus the 2008 as noted above, cash operating costs per ounce fell to $448, down from $509 per ounce in the six months ended June 30, 2008 due to the higher gold output.

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

EXPLORATION

Our 2009 exploration budget has been increased from $7.5 million to approximately $9.8 million and will focus primarily on resource definition drilling in and around mining leases in Ghana and on evaluation of portions of the HBB properties outside of current mining areas.

Ghana

Second quarter 2009 exploration activities focused on development drilling at Wassa’s Main and SAK pits. Drill results confirmed the presence of higher grade ore pods at Wassa’s Main pits, but also the erratic nature of mineralization along strike. Resource and reserve estimates are now being updated with drilling results from the first half of 2009. Upon completion of the Wassa main pits drilling program which is expected in the third quarter, drilling will then focus on the Benso and Hwini Butre deposits and include additional drilling at Chichiwelli located between Wassa and Benso.

Suriname

Exploration work continued on the Saramacca joint venture in Suriname during the second quarter of 2009 focusing on further evaluation of the near-surface oxide and laterite gold targets using soil sampling programs. The joint venture continues to evaluate the laterite potential of the area as well as deeper mineralization, and drilling is expected to resume in the third quarter. In the second quarter of 2009 Newmont, our joint venture partner, met its $6.0 million spending requirement and thereupon vested in a 51% interest in Saramacca. All future Saramacca exploration costs will be shared by both partners with Newmont contributing 51% and Golden Star contributing 49%. Newmont has now assumed responsibility for project management.

French Guiana

The Paul Isnard project in French Guiana continues on a care and maintenance basis awaiting completion of the French government’s review of mining in French Guiana.

Brazil

Property evaluation and project generation continued in Brazil during the second quarter. Exploration activities for the quarter were limited to property visits and desk top reviews.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, our cash and cash equivalents totaled $43.2 million, compared with $33.6 million at the end of 2008 and up from $28.1 million at the end of the first quarter. Operating activities provided $40.4 million of cash during the six months of 2009, compared to $4.7 million in the same period of 2008.

Debt repayments totaled $7.2 million in the first six months of 2009, of which $0.6 million was for the final installment payment of our $15.0 million short term Ghanaian bank loan and $6.6 million was paid on equipment financing loans. At June 30, 2009 our equipment financing services facility, which has a limit of $40 million, had a balance of $25.0 million leaving available credit of $15.0 million on the facility.

On May 1, 2009, we finalized an agreement for a revolving credit facility (the “Facility”) with Standard Chartered Bank. The Facility provides for a fully committed revolving credit line of $30 million, of which $15 million was immediately available and an additional $15 million became available on July 30, 2009.

The Facility carries a term of three years from signing and bears interest at the higher of LIBOR or the applicable lenders’ cost of funds rate (capped at 1.25% per annum above LIBOR), plus a margin of 5% per annum. The Facility is secured by a pledge of shares in our significant subsidiaries and also provides for negative pledges on all other presently unsecured assets. Proceeds of the Facility will be used for working capital and general corporate purposes. As of June 30, 2009 we had drawn down $5.0 million on the Facility.

During the first six months of 2009, all of our cash equivalents were invested in a fund that held only US treasury notes and bonds.

LIQUIDITY OUTLOOK

During 2008 and early 2009, world financial markets suffered a series of significant difficulties including financial institution failures, a decrease in liquidity, a decrease in world-wide economic activity and unprecedented volatility in the cost of operating consumables and commodity prices including gold. While gold prices declined for a brief period early in the fourth quarter of 2008, they have since risen to levels at or above those for the first nine months of 2008. In addition, in recent quarters, the costs of some of our operating consumables have trended lower, which has resulted in lower operating costs. In response to the lower gold prices early in the fourth quarter of 2008, we implemented a cost reduction program throughout the Company and also deferred or cancelled certain capital projects.

Based on the trends described above, continued operation of our new higher–grade Benso and Hwini-Butre mines and continuing improvements in gold output at the Bogoso sulfide plant, we expect that operational cash flows during 2009, along with the $43.2 million of cash and cash equivalents on hand at June 30, 2009, the new revolving credit facility and the equipment financing facility currently in place, will be sufficient to cover capital and operating needs during the next 12 months.

During the remainder of 2009, we expect that the higher grade ores hauled to Wassa from the HBB mines will continue to have a positive impact on Wassa’s operating cash flow which is expected to exceed prior year levels. If the Bogoso sulfide plant continues to respond to our efforts to increase gold output during the remainder of 2009, Bogoso’s contribution to operating cash flows should also increase.

Our original 2009 capital budget of $38 million has been expanded to approximately $47 million, down from $76.7 million spent in 2008. The 2009 budget includes approximately $18 million for Hwini-Butre development, $3 million for additional pit development at Bogoso, $9 million for deferred exploration and mine site drilling, and $17 million for sustaining capital at Bogoso and Wassa . During 2009, we expect to make payments of principal and interest of approximately $13.6 million on the equipment financing facility. We made the final $0.6 million installment payment on our short-term bank loan in January 2009. Interest payments on the convertible debentures are expected to total $5.0 million in 2009.

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

We estimate 2009 Bogoso/Prestea gold production will total 190,000 ounces at an average cash operating cost of $650 per ounce. We expect Wassa to produce approximately 210,000 ounces during 2009 at an average cash operating cost of $450 per ounce, for total production of approximately 400,000 ounces at an average cash operating cost of approximately $545 per ounce.

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

We use hazardous chemicals in our gold recovery activities, so generating environmental contaminants that may adversely affect air and water quality. To mitigate these effects, we have established objectives to achieve regulatory requirements in all of our exploration, development, operation, closure, and post-closure activities so that our employees, the local environment and our stakeholder communities are protected and that the post-closure land use contributes to the sustainability of the local economy. In order to meet our objectives, we have:

•

Educated our leaders and managers so that they are committed to creating a culture that makes social and environmental matters an integral part of the short- and long-term operations and performance management systems;

•	Worked with our employees so that they understand and accept environmental and social policies and procedures as a fundamental part of the business;

•	Signed the International Cyanide Management Code (“the Code”);

•	Implemented the Code aiming to ensure that our established policies and procedures adhere to the Code’s best practices;

•	Signed and publicly stated our support for the UN Global Compact and completed our communication on progress in accordance with the requirement;

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

RELATED PARTY TRANSACTIONS

During the second quarter of 2009, we obtained legal services from a legal firm to which our Chairman is of counsel. The total value of all services purchased from this law firm during the second quarter of 2009 was $0.1 million. Our Chairman did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.

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

OUTSTANDING SHARE DATA

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to August 7, 2009. As of August 7, 2009 we had outstanding 236,480,561 common shares, options to acquire 8,194,528 common shares, and convertible notes which are currently convertible into 25,000,000 common shares.

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

Foreign Currency Exchange Rate Risk

While our major operating units transact most of their business in US dollars, certain purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African rand and Ghanaian cedi. As a result, currency exchange fluctuations have in the past and may continue in the future to impact the costs of goods and services purchased in currencies other than the US dollar. The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar terms, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms. During the first six months of 2009, exchange rate gains, mostly related to the devaluation of the Ghanaian Cedi, provided a $4.2 million benefit to us.

In general, the value of cash and cash equivalent investments denominated in foreign currencies fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We held minimal balances in foreign currency accounts during the first six months of 2009 and thus there were no material gains or losses from this source.

During the six months of 2009, we held no foreign currency purchase agreements and do not anticipate using foreign currency purchase agreements on a regular basis.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect the results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for 2009 would result in approximately $4.0 million change in pre-tax earnings and cash flows.

We have entered into a series of gold forward price contracts in response to a significant increase in recent gold price volatility. As of June 30, 2009 we had contracts to sell 22,500 ounces at an average price of $950 per ounce which expire ratably on a weekly basis during the third quarter of 2009.

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

B.D. Goldfields Action - On August 29, 2008 B.D. Goldfields, Ltd., a Ghanaian registered company, and a shareholder of B.D. Goldfields, Ltd. filed suit in the United States District Court of the District of Colorado (the “Court”) against Golden Star Resources Ltd. and our subsidiary St. Jude Resources Ltd. The plaintiffs challenged the validity of the various concession contracts and settlements related to the Hwini-Butre gold property in Ghana. We believe this action is frivolous and without merit, and we have defended and intend to continue to defend vigorously against this action on numerous grounds. Our initial motion to dismiss was presented to the Court on November 6, 2008 and the Court issued its Order of Dismissal on May 8, 2009, with judgment entered in favor of us on May 12, 2009. The Order of Dismissal and Judgment dismissed with prejudice all claims against Golden Star and St. Jude Resources Ltd. for lack of jurisdiction. In addition, the Court awarded us certain attorneys’ fees and costs. After entry of the Judgment, the plaintiffs filed a post-judgment motion to alter the Judgment. We have opposed the post-judgment motion and believe that such motion is without merit. On June 12, 2009, the plaintiffs also appealed the Judgment to the United States Court of Appeals for the Tenth Circuit (the “Appeals Court”). On June 26, 2009, we filed a motion to dismiss the appeal for lack of jurisdiction and on July 10, 2009, the Appeals Court dismissed the appeal.

We are also engaged in other routine litigation incidental to our business, none of which is deemed to be material. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority.

ITEM 1A.	RISK FACTORS

The following risk factor replaces the risk factor entitled “We may incur substantial losses in the future that could make financing our operations and business strategy more difficult.” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”). The other risk factors for the quarter ended June 30, 2009 are substantially the same as those disclosed and discussed in the 2008 Annual Report.

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

The 2008 Annual General and Special Meeting of Common Shareholders was held on May 7, 2008 where two matters were voted upon with the following results:

1. The following directors were elected to serve until the date of the 2010 annual meeting:

	Number of Common shares Voted
Director	Affirmative	Withheld
James E. Askew	144,418,547	13,283,423
Thomas Mair	145,915,048	11,786,922
David K. Fagin	124,560,412	33,141,558
Lars-Eric Johansson	146,212,518	11,489,452
Ian MacGregor	143,046,943	14,655,027
Michael P. Martineau	146,199,843	11,502,127
Michael A. Terrell	144,603,853	13,098,117

2.	The resolution to appoint PricewaterhouseCoopers LLP as the auditors of the Company and to authorize the Board of Directors to fix the auditors’ remuneration was approved as follows:

For: 156,231,961                     Withheld: 2,165,541

ITEM 5.	OTHER INFORMATION

Effective August 5, 2009, Mr. Michael Terrell resigned as a director of the Company.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ Thomas G. Mair
Thomas G. Mair
President and Chief Executive Officer

Date: August 10, 2009

By:	/s/ John A. Labate
John A. Labate
Senior Vice President and Chief Financial Officer

Date: August 10, 2009