Form 10-Q
period 2009-09-30
GOLDEN STAR RESOURCES LTD
filed 2009-11-09
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of Common Shares outstanding as at November 6, 2009: 236,939,761

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

These statements include comments regarding: anticipated attainment of gold production rates; production and cash operating cost estimates for 2009; anticipated commencement dates of mining and production at Prestea South; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and recovery rates; ore delivery; ore processing; permitting; establishment and estimates of Mineral Reserves and Resources; geological, environmental, community and engineering studies; receipt of environmental management plan approvals by the EPA; exploration efforts and activities; ore grades; our anticipated investing and exploration spending during 2009; identification of acquisition and growth opportunities; power costs, the ability to meet total power requirements, completion of construction of the Bogoso power plant; retention of earnings from our operations; expected operational cash flow during the remainder of 2009; our objectives for 2009; the progress of pending litigation; expected debt payments during 2009; usage of the funds borrowed under our credit facility; and sources of and adequacy of liquidity to meet capital and other needs in 2009 and beyond.

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

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars except shares issued and outstanding)

(unaudited)

	As of September 30, 2009	As of December 31, 2008
		restated (note 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,634	$33,558
Accounts receivable	5,626	4,306
Inventories (Note 6)	51,490	49,134
Deposits (Note 7)	4,724	3,875
Prepaids and other	677	1,100

Total Current Assets	120,151	91,973
RESTRICTED CASH (Note 16)	3,804	4,249
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 9)	11,245	13,713
PROPERTY, PLANT AND EQUIPMENT (Note 10)	239,052	271,528
INTANGIBLE ASSETS (Note 8)	10,007	—
MINING PROPERTIES (Note 11)	286,804	312,029
OTHER ASSETS	183	807

Total Assets	$671,246	$694,299

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$30,465	$43,355
Accrued liabilities	31,641	30,879
Fair value of derivatives (Note 12)	251	1,690
Asset retirement obligations (Note 13)	1,858	1,620
Current tax liability (Note 15)	616	—
Current debt (Note 14)	10,256	12,778

Total Current Liabilities	75,087	90,322
LONG TERM DEBT (Note 14)	113,359	112,649
ASSET RETIREMENT OBLIGATIONS (Note 13)	30,651	30,036
FUTURE TAX LIABILITY (Note 15)	24,506	33,125

Total Liabilities	243,603	266,132
MINORITY INTEREST	—	—
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY
SHARE CAPITAL (Note 17)
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding.	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 236,744,561 at September 30, 2009 and 235,945,311 at December 31, 2008	616,444	615,463
CONTRIBUTED SURPLUS	16,685	15,197
EQUITY COMPONENT OF CONVERTIBLE DEBENTURES	34,542	34,542
ACCUMULATED OTHER COMPREHENSIVE INCOME	27	(88)
DEFICIT	(240,055)	(236,947)

Total Shareholders’ Equity	427,643	428,167

Total Liabilities and Shareholders’ Equity	$671,246	$694,299

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in thousands of US dollars except shares and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		restated (note 3)		restated (note 3)
REVENUE
Gold revenues	$103,804	$64,099	$283,317	$187,713
Cost of sales (Note 18)	96,241	81,017	268,518	201,342

Mine operating margin/(loss)	7,563	(16,918)	14,799	(13,629)
OTHER EXPENSES, (GAINS) AND LOSSES
Exploration expense	223	552	570	1,499
General and administrative expense	3,290	3,740	10,449	11,949
Abandonment and impairment	2,787	1,539	3,077	1,539
Derivative mark-to-market losses (Note 12)	1,003	1,395	1,087	1,638
Property holding costs	768	—	2,770	—
Foreign exchange (gain)/loss	540	(1,111)	(3,673)	(1,132)
Interest expense	3,942	3,616	11,476	11,028
Interest and other income	(69)	(142)	(152)	(777)
Loss on sale of assets	1	588	305	588
Gain on sale of investments	—	(3,570)	—	(5,075)

Loss before minority interest	(4,922)	(23,525)	(11,110)	(34,886)
Minority interest	—	1,289	—	2,303

Net loss before income tax	(4,922)	(22,236)	(11,110)	(32,583)
Income tax benefit (Note 15)	2,580	—	8,002	—

Net loss	$(2,342)	$(22,236)	$(3,108)	$(32,583)

OTHER COMPREHENSIVE LOSS
Unrealized gains/(losses) on investments	74	(5,555)	115	(2,950)

Comprehensive loss	$(2,268)	$(27,791)	$(2,993)	$(35,533)

Deficit, beginning of period	(237,713)	(127,991)	(236,947)	(117,644)

Deficit, end of period	(240,055)	(150,227)	(240,055)	(150,227)

Net loss per common share—basic (Note 20)	$(0.010)	$(0.094)	$(0.013)	$(0.138)
Weighted average shares outstanding (millions)	236.5	235.9	236.2	235.6

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		restated (note 3)		restated (note 3)
OPERATING ACTIVITIES:
Net loss	$(2,342)	$(22,236)	$(3,108)	$(32,583)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	29,344	14,697	82,036	37,319
Amortization of loan acquisition cost	478	291	805	566
Abandonment and impairment	2,787	1,539	3,077	1,539
Gain on sale of equity investments	—	(3,570)	—	(5,075)
Loss on sale of assets	(1)	588	305	588
Stock compensation	424	436	1,489	1,575
Income tax benefit	(2,580)	—	(8,002)	—
Reclamation expenditures	(481)	(437)	(1,212)	(759)
Fair value of derivatives	647	1,067	(1,542)	1,102
Accretion of convertible debt	1,669	1,562	4,926	4,609
Accretion of asset retirement obligations	539	222	1,616	585
Minority interests	—	(1,288)	—	(2,303)

	30,484	(7,129)	80,390	7,163

Changes in assets and liabilities:
Accounts receivable	(877)	(757)	(1,236)	(569)
Inventories	(3,409)	2,281	(2,568)	(10,063)
Prepaids and other	819	(327)	501	(1,331)
Deposits	(222)	(2,576)	(1,323)	(2,261)
Accounts payable and accrued liabilities	(496)	6,444	(9,053)	9,650
Other	—	—	(38)	—

Net cash provided by/(used in) operating activities	26,299	(2,064)	66,673	2,589
INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(928)	(3,467)	(1,598)	(7,389)
Expenditures on mining properties	(3,637)	(18,056)	(23,532)	(39,002)
Expenditures on property, plant and equipment	(4,614)	(3,442)	(9,466)	(8,859)
Cash (used for)/refunded from secure letters of credit	—	497	445	(3,145)
Proceeds from sale of equity investment	—	5,730	—	6,532
Proceeds from the sale of assets	—	1,341	—	1,341
Change in payable on capital expenditures	827	6,126	(3,135)	(2,220)
Change in deposits on mine equipment and material	—	—	474	—

Net cash used in investing activities	(8,352)	(11,271)	(36,812)	(52,742)
FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	395	—	981	6,255
Principal payments on debt	(2,870)	(4,436)	(10,062)	(13,321)
Proceeds from debt agreements and equipment financing	—	6,104	5,478	7,218
Other	(1,011)	(193)	(2,182)	(466)

Net cash (used in)/provided by financing activities	(3,486)	1,475	(5,785)	(314)

Increase/(decrease) in cash and cash equivalents	14,461	(11,860)	24,076	(50,467)
Cash and cash equivalents, beginning of period	43,173	37,147	33,558	75,754

Cash and cash equivalents end of period	$57,634	$25,287	$57,634	$25,287

(See Note 23 for supplemental cash flow information)

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

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

2. Basis of presentation

Our consolidated financial statements are prepared and reported in United States (“US”) dollars and in accordance with generally accepted accounting principles in Canada (“Cdn GAAP”) which differ in some respects from GAAP in the United States (“US GAAP”). These differences in GAAP are quantified and explained in Note 24. These consolidated financial statements were prepared in conformity with interim reporting standards and as such do not contain all of the information required for annual financial statements. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. These consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, whether owned directly or indirectly. All inter-company balances and transactions have been eliminated. Subsidiaries are defined as entities in which the company holds a controlling interest, is the general partner or where it is subject to the majority of expected losses or gains. Our fiscal year-end is December 31. Certain comparative figures have been reclassified to conform to the presentation adopted for the current period and to reflect retroactive restatements of certain balance required upon the adoption of new guidance in the current year.

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

In response to this new standard, the accompanying September 30, 2009 financial statements and comparative period financials include the impact of the reclassification of certain 2005 plant start-up period costs to expense, such costs having been initially capitalized as Mining Property assets. The total of these costs was $4.7 million with a net book value of $1.9 million at December 31, 2008. Depreciation expense was decreased by $0.7 million and $0.4 million in the nine months ended September 30, 2008 and the nine months ended September 30, 2009, respectively.

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

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

In January 2009 the CICA issued EIC-173, “Credit Risk and the Fair Value of Financial Assets and Financial Liabilities.” The EIC provided guidance on how to take into account credit risk of an entity and counterparty when determining the fair value of financial assets and financial liabilities, including derivative instruments. The standard is effective for our fiscal year beginning January 1, 2009. The application of this EIC did not have a significant effect on our financial statements.

In March 2009, the CICA issued EIC-174, “Mining Exploration Costs.” The EIC provides guidance on accounting for capitalization and impairment of exploration costs. This standard is effective for our fiscal year beginning January 1, 2009. The application of this EIC did not have any effect on our financial statements. The application of EIC 174 had no impact on our financial statements.

4. Financial instruments

Financial Assets

The carrying amounts and fair values of our financial assets are as follows:

Assets	Category	September 30, 2009		December 31, 2008
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents[1]	Held-for-trading	$57,634	$57,634	$33,558	$33,558
Restricted cash[1]	Held-for-trading	3,804	3,804	4,249	4,249
Accounts receivable[1]	Loans and receivables	5,626	5,626	4,306	4,306
Derivative Instrument- Riverstone Warrants[1]	Held-for-trading	114	114	11	11
Available for sale investments[1]	Available-for-sale	183	183	29	29

Total financial assets		$67,361	$67,361	$42,153	$42,153

Financial Liabilities

The carrying amounts and fair values of our financial liabilities are as follows:

Liabilities	Category	September 30, 2009		December 31, 2008
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities[1]	Other financial liabilities	$62,106	$62,106	$74,234	$74,234
Derivative Instrument—Structured Gold Options[1]	Held-for-trading	149	149	—	—
Derivative instruments—Gold Forward Contracts[1]	Held-for-trading	103	103	1,690	1,690
Convertible senior unsecured debentures[2,3]	Other financial liabilities	112,978	99,162	108,436	93,738
Revolving credit facility[2,5]	Other financial liabilities	4,657	2,348	—	—
Debt facility[1]	Other financial liabilities	—	—	625	625
Equipment financing loans[2]	Other financial liabilities	22,010	22,105	33,757	31,063

Total financial liabilities		$202,003	$185,973	$218,742	$201,350

1	Carrying amount is a reasonable approximation of fair value, all cash and liquid assets are deposited with reputable institutions, and all investments and derivatives are valued and carried at fair value.
2	The fair values of outstanding loans are determined by discounting the stream of future payments of interest and principal at the estimated prevailing market rates of comparable debt instruments.
3	The carrying value of the convertible senior unsecured debentures is being accreted to maturity value through charges to income over their term based on the effective yield method. Financing costs allocated to the issuance of debt are deferred, amortized over the term of the related debt using the effective yield method and presented as a reduction of the related debt.
4	The fair value represents quoted market prices in an active market.
5	The carrying value of the revolving credit facility is shown net of unamortized financing costs.

5. Liquidity Risk

Liquidity risk is the risk that we will not be able to meet our financial obligations as they become due. The following table provides a maturity analysis of our scheduled debt and interest payments. We are currently in compliance with repayment schedules and the financial covenants of all our credit agreements. We manage the liquidity risk inherent in these financial obligations by preparing an

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

annual long-term budget which forecasts cash needs and expected cash availability to meet future needs for these obligations. Our ability to repay or refinance our future obligations depends on a number of factors, some of which may be beyond our control. Factors that influence our ability to meet these obligations include general global economic conditions, credit and capital market conditions, and the price of gold.

Scheduled payments on outstanding debt as of September 30, 2009:

Liabilities	3 months 2009	2010	2011	2012	2013	Maturity
Equipment financing loans
principal	$2,707	$9,144	$5,322	$3,326	$1,606	2009 to 2013
interest	421	1,255	657	252	56
Revolving credit facility
principal	—	—	—	5,000	—	Sep 30, 2012
interest	66	266	266	222	—
Convertible debentures
principal	—	—	—	125,000	—	Nov 30, 2012
interest	2,500	5,000	5,000	5,000	—

Total	$5,694	$15,665	$11,245	$138,800	$1,662

6. Inventories

	As of
	September 30, 2009	December 31, 2008
Stockpiled ore	$4,258	$6,497
In-process	9,091	10,626
Materials and supplies	36,313	32,011
Finished goods	1,828	—

Total	$51,490	$49,134

There were approximately 22,000 and 45,000 recoverable ounces of gold in the ore stockpile inventories shown above at September 30, 2009 and December 31, 2008, respectively. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months.

7. Deposits

Represents cash advances and payments for equipment and materials purchased by our mines which are not yet delivered on-site.

8. Intangible Assets

We, along with three other gold mining companies operating in Ghana, organized a consortium that purchased and constructed a nominal 80 megawatt power station in Ghana. Construction was completed in 2008, and the plant has since generated power, adding its output to the Ghana national grid. Our share of the acquisition and construction costs totaled $12.4 million. At June 30, 2009, the four owners transferred ownership and operational responsibility of the plant to the Ghana power authority. In response, at the end of the second quarter of 2009, our 25% ownership share in the power plant, with a net book value of $10.5 million, was transferred from fixed assets to intangible assets in our balance sheet.

This intangible asset represents our right to receive from the Ghana national grid, an amount of the electric power equal to one fourth of the plant’s power output over and above any rationing limit that might be imposed in the future by the Ghana national power authority. The intangible asset is being amortized over five years from the transfer date.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

9. Deferred exploration and development costs

Consolidated capitalized expenditures on our exploration projects for the nine months ended September 30, 2009 were as follows:

	Deferred Exploration & Development Costs as of December 31, 2008	Capitalized Exploration Expenditures	Transfer to Mining Properties	Impairments	Deferred Exploration & Development Costs as of 2009
AFRICAN PROJECTS
Akropong trend—Ghana	$984	$467	$(749)	$—	$702
Manso—Ghana	3,453	321	(240)	—	3,534
Mano River—Sierra Leone	2,674	170	—	—	2,844
Other Africa	1,295	13	—	(290)	1,018
SOUTH AMERICAN PROJECTS
Saramacca—Suriname	781	366	—	—	1,147
Paul Isnard—French Guiana	4,526	261	—	(2,787)	2,000

Total	$13,713	$1,598	$(989)	$(3,077)	$11,245

10. Property, plant and equipment

	September 30, 2009			December 31, 2008
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment, Net Book Value
Bogoso/Prestea	$63,525	$(34,501)	$29,024	$63,209	$(29,956)	$33,253
Bogoso sulfide plant	188,831	(30,245)	158,586	198,989	(15,498)	183,491
Wassa/HBB	81,870	(30,886)	50,984	74,488	(22,720)	51,768
Corporate & other	1,089	(631)	458	3,489	(473)	3,016

Total	$335,315	$(96,263)	$239,052	$340,175	$(68,647)	$271,528

11. Mining properties

	September 30, 2009			December 31, 2008
	Mining Properties At Cost	Accumulated Amortization	Mining Properties, Net Book Value	Mining Properties At Cost	Accumulated Amortization	Mining Properties, Net Book Value
Bogoso/Prestea	$61,707	$(35,412)	$26,295	$61,528	$(34,071)	$27,457
Bogoso Sulfide	55,447	(12,472)	42,975	53,452	(5,360)	48,092
Mampon	15,914	—	15,914	15,666	—	15,666
Wassa/HBB	274,840	(86,944)	187,896	252,713	(45,202)	207,511
Other	17,101	(3,377)	13,724	16,680	(3,377)	13,303

Total	$425,009	$(138,205)	$286,804	$400,039	$(88,010)	$312,029

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

12. Derivatives

Fair value gains and losses on our derivatives are comprised of the following amounts:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Riverstone Resources, Inc.—warrants	$(71)	$167	$(95)	$112
Forward currency agreements	—	116	—	241
EURO Ressources S.A. shares	—	23	—	196
Gold forward price contracts	925	1,089	1,033	1,089
Structured gold options	149	—	149	—

Derivative (gain)/loss	$1,003	$1,395	$1,087	$1,638

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Realized (gain)/loss	$450	$139	$2,825	$437
Unrealized (gain)/loss	553	1,256	(1,738)	1,201

Derivative (gain)/loss	$1,003	$1,395	$1,087	$1,638

Riverstone Resources Inc.—Warrants

In the first quarter of 2008, we received 2 million warrants from Riverstone Resources Inc. (“Riverstone”) as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso. These warrants are exercisable through January of 2012 at prices between Cdn $0.30 and Cdn $0.45, depending on the timing of exercise.

Forward Currency Agreements—South African Rand

In the fourth quarter of 2007, we entered into a series of forward currency agreements totaling $5.1 million for the purchase of South African Rand (“Rand”). These contracts were taken out to secure known US dollar costs of a purchase contract stated in Rand. These forward contracts matured ratably between October 28, 2007 and April 25, 2008 at rates between 6.994 and 7.184 Rand to the US dollar. At September 30, 2009, there are no forward currency agreements in place.

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

Gold Forward Pricing Contracts

In response to a significant increase in gold price volatility in the past year, we entered into a series of short-term (less than 90 days) forward gold pricing contracts. During the first three quarters of 2009 the realized net result of these agreements was a loss of $2.8 million. These contracts had unrealized gains of $0.5 million as of the end of the second quarter of 2009 and resulted in a recognized net loss on gold forward price contracts of $0.9 million in the third quarter of 2009. As of September 30, 2009 we held no unmatured gold forward pricing contracts.

Structured Gold Options

At September 30, 2009, the fair value of the outstanding contracts is estimated to be $0.1 million resulting in an unrealized loss of $0.1 million in the third quarter of 2009. At September 30, 2009 we had option agreements on 50,000 ounces all of which expire prior to December 31, 2009. These agreements, which cover approximately one half of our expected gold sales in the fourth quarter, are structured to guarantee a minimum price of $950 per ounce and have a maximum price of $1,057 per ounce

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

13. Asset retirement obligations

At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings disposal facilities, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These interim costs are recorded against the asset retirement obligation liability as incurred. At September 30, 2009, the total, undiscounted amount of the estimated future cash needs is estimated to be $ 55 million. The changes in the carrying amount of the ARO during the first nine months of 2009 are as follows:

	Nine months ended September 30,
	2009	2008
Balance at January 1	$31,655	$18,919
Accretion expense	1,616	585
Additions and change in estimates	450	742
Cost of reclamation work performed	(1,212)	(759)

Balance at September 30	$32,509	$19,487

Current portion	1,858	2,178
Long term portion	$30,651	$17,309

14. Debt

	As of
	September 30, 2009	December 31, 2008
Current debt:
Debt facility	$—	$626
Equipment financing credit facility	10,256	12,152

Total current debt	$10,256	$12,778

Long term debt:
Revolving credit facility	$2,348	$—
Equipment financing credit facility	11,849	18,911
Convertible debentures	99,162	93,738

Total long term debt	$113,359	$112,649

Equipment financing credit facility

Our subsidiaries, Golden Star (Bogoso/Prestea) Ltd (“GSBPL”) and Golden Star (Wassa) Ltd (“GSWL”), maintain an equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment and is secured by the mobile equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate ( “LIBOR”) plus 2.38%. During the third quarter of 2009, Caterpillar Financial Services Corporation reduced the facility limit from $40 million to $35 million. At September 30, 2009, approximately $13.0 million was available to draw down. The average interest rate on the outstanding loans was approximately 7.8% at September 30, 2009. Each outstanding equipment loan is secured by the title of the specific equipment purchased with the loan until the loan has been repaid in full.

Revolving credit facility

On May 1, 2009, we entered into a $30.0 million revolving credit facility (the “Facility”) pursuant to an agreement (the “Facility Agreement”) between Standard Chartered Bank, and certain of our subsidiaries, which together own the Bogoso/Prestea, Wassa and HBB properties. The term of the Facility Agreement extends through September 30, 2012. The amount available under the Facility will be reduced by $3.0 million on December 31, 2010 and by an additional $6.0 million on December 31, 2011. As of September 30, 2009, we had drawn an outstanding balance of $5.0 million under the Facility.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

Loans made pursuant to the Facility Agreement bear interest at (i) the higher of the applicable LIBOR and an alternative base rate (based on a lender’s cost of funds and capped at 1.25% above LIBOR) plus (ii) a margin of 5% plus (iii) an additional interest rate (if applicable) to compensate the lender for certain bank or regulatory authority compliance costs. The commitment fee on undrawn amounts is 2.5% per annum. In addition, we paid approximately $3.0 million in fees and costs which have been capitalized as loan costs and which will be amortized over the life of the loan.

Amounts borrowed under the Facility Agreement can be used for working capital and general corporate purposes; provided, however, that we must obtain written consent of the lender if the loan proceeds are applied to acquisitions, or to projects or other operations not located in Ghana, or if the total loan proceeds used for such purpose in any period of twelve consecutive months would be in excess of $25 million.

Obligations under the Facility are secured by, among other things, the Bogoso/Prestea and Wassa inventory and receivables and the common shares of certain material subsidiaries. The Facility Agreement contains certain standard continuing covenants and agreements and requires Golden Star to maintain certain financial ratios. Golden Star was in compliance with its covenants at September 30, 2009.

Convertible debentures

On November 8, 2007, we completed the sale of $125 million aggregate principal amount of 4.0% Convertible Senior Unsecured Debentures due November 30, 2012 (the “Debentures”). Interest on the Debentures is payable semi-annually in arrears on May 31 and November 30 of each year. Each Debenture is, subject to certain limitations, convertible into common shares at a conversion rate of 200 shares per $1,000 principal amount of debentures (equal to an initial conversion price of $5.00 per share) subject to adjustment under certain circumstances. The Debentures are not redeemable at our option.

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

15. Income taxes

The provision for income taxes includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Current benefit/(expense)
Canada	$—	$—	$—	$—
Foreign	(616)	—	(616)	—
Future benefit/(expense)
Canada	—	—	—	—
Foreign	3,196	—	8,618	—
Total benefit/(expense)	$2,580	$—	$8,002	$—

The future tax benefit is related to the reduction of the temporary difference between book and tax basis related to the Hwini-Butre and Benso properties.

The current tax expense is related to the fact that at the end of July 2009, the Ghanaian government introduced a temporary levy on certain Ghanaian industries, including mining, brewing, banking, communications and insurance. The new law establishing the levy was made public in August 2009. The bill indicates that companies subject to the levy will pay an amount equal to 5% of “profits before tax” as found on the statements of operations prepared in accordance with Ghanaian GAAP.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

16. Commitments and contingencies

Our commitments and contingencies include the following items:

Environmental bonding in Ghana

In 2005, pursuant to a reclamation bonding agreement between the Ghana Environmental Protection Agency (“EPA”) and GSWL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements, we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. In addition, pursuant to a bonding agreement between the EPA and GSBPL, we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements, we deposited $0.9 million of cash with the EPA with the balance of our obligation covered by a letter of credit. In 2008, the GSBPL letter of credit was increased to $9.1 million to cover new mining areas. The cash deposits are recorded as Restricted Cash in our balance sheet.

In 2008, the EPA required Bogoso/Prestea to resubmit their Environmental Management Plan (“EMP”) with an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the cost estimate and the EMP was submitted to the EPA in February, 2009. The EPA approved the EMP and issued the Environmental Certificate, which is valid for three years. The Wassa EMP was submitted to the EPA for review and comment in mid-2009. We anticipate final EPA approval by the end of 2009.

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

•

Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 6% of the total revenues earned from the lease area. The royalty percentage paid is based on a company’s gross margin (as defined by the royalty law). The royalty is payable on a quarterly basis. We currently pay a 3% annual royalty on gold production from Bogoso/Prestea and Wassa.

•

Benso: Benso is subject to a 1.5% net smelter return royalty and a $1.00 per ounce gold production royalty. In May 2009 GSWL bought the right to collect this 1.5% royalty which in effect ended the requirement to pay it.

•	Pampe: Portions of the Pampe deposit are subject to a 7.5% net smelter return royalty.

•

Prestea Underground—Areas of the Prestea Underground below a point 150 meters below sea level are subject to a 2.5% net profits interest on future income. Ownership of the 2.5% net profit interest is currently held by the bankruptcy trustee overseeing liquidation of our former joint venture partner in the Prestea Underground. While we believe that the joint venture agreement provides for the 2.5% net profit interest, confirmation of this position has not been received from the bankruptcy trustee.

Hwini-Butre—As part of the agreement for the purchase of the Hwini-Butre properties, we agreed to pay the seller an additional $1.0 million if at least one million ounces of gold are produced and recovered in the first five years of production from the area covered by the Hwini-Butre prospecting license. Hwini-Butre’s Probable Mineral reserves stood at 380,000 ounces at the end of 2008. While we continue to explore the Hwini-Butre property we can not predict if further discoveries will increase reserves to over 1.0 million ounces and trigger the contingent payment.

Goulagou and Rounga—In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over a four-year period, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. We are entitled to receive up to 2 million shares of Riverstone over the term of the option, of which 0.7 million shares have been received as of September 30, 2009. In addition we received 2 million common share purchase warrants of Riverstone during 2008. The Riverstone purchase warrants have exercise prices that range from Cdn$0.30 to Cdn$0.45.

Paul Isnard—Golden Star has agreed to pay a royalty to EURO on all future gold production, if any, from the Paul Isnard property up to 5.0 million ounces. Gold production in excess of 5.0 million ounces will not be subject to the royalty. The royalty varies from 10% of the difference between the market price of gold per ounce and $400, for all gold sales up to 2.0 million ounces and 5% of the same for gold sales between 2.0 million and 5.0 million ounces. Furthermore, we have agreed, subject to completion of a positive

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

feasibility study, to pay an annual $1.0 million advance royalty to EURO beginning September 2010 and continuing until such time as the Paul Isnard property begins mining and selling gold. The total advance royalty payments will be deducted from royalties payable during the production period on the first 2.0 million ounces.

In February 2008, EURO applied for renewal of its prospecting permits for portions of the Paul Isnard property. In connection with the permit renewal we guaranteed the French mining authorities that we would spend at least €0.6 million on the Paul Isnard property before the end of 2010. At any time during the three years we can elect to drop the prospecting permits and forego the spending.

We reduced exploration activities at Paul Isnard following the French government’s announcement that it has suspended granting mining licenses pending the outcome of an environmental review of all French Guiana gold exploration areas. Based on recent values of gold properties in French Guiana, Paul Isnard carrying value was reduced to approximately $2 million in the third quarter of 2009.

See the “Litigation” section below for information about legal actions affecting Paul Isnard.

Bogoso Power Plant—Construction was initiated in the first quarter of 2008 by Genser Power Ghana Limited (“Genser”) on a nominal 20 megawatt stand-by power plant at Bogoso known as the Genser power plant. This plant is planned for use in periods of power outages or shortages in Ghana. As collateral for a letter of credit issued in connection with the project, we restricted $3.7 million of cash in March of 2008 as required by the bank providing the letter of credit.

The initial amount of the letter of credit was $2.0 million, but increased each month after initiation of construction and reached a maximum of approximately $7.0 million in the fourth quarter of 2008. The letter of credit has progressively decreased since reaching the $7.0 million maximum, and it will continue to decrease until it reaches nil at the end of the 30 months following the initiation of construction. At any point in the first 30 months we can terminate the contract by making a payment to Genser equal to the remaining balance on the letter of credit. If such payment is made, Genser will return the letter of credit and the title to the power plant will be transferred to us. If the contract is terminated after 30 months, title to the plant will transfer to us for no consideration.

Once the power plant is completed, we have agreed to purchase electric power from the Genser plant as needed and make payments in accordance with the following formulas: in months where our average monthly demand is equal to or less than 10 megawatts, we will pay Genser $295,200 per month plus the cost of fuel regardless of the amount of power used. In months where our average monthly demand exceeds 10 megawatts, we will pay Genser $0.030/kilowatt hour for amounts in excess of 10 megawatts plus fuel costs. Completion of the power pant is expected in the next few months.

Litigation

EURO Resources S.A. Action—In September 2008, we issued a statement of claim in Ontario against EURO and its subsidiary Société de Travaux Publics et de Mines Aurifères en Guyane S.A.R.L. (“SOTRAPMAG”). The statement of claim seeks to have EURO transfer the Paul Isnard Permis Exclusif de Recherches (“PER”) and the shares of SOTRAPMAG (which holds eight mineral concessions in the Paul Isnard area of French Guiana (together with the PER, the “Paul Isnard Properties”)) to us in compliance with EURO’s obligations under certain agreements between the parties, as well as monetary damages.

In September 2008, EURO commenced litigation in British Columbia concerning our ownership of mineral rights at the Paul Isnard gold property in French Guiana. EURO asked the courts to “confirm our repudiation” of an option agreement on Paul Isnard, and EURO sought unspecified damages.

In December 2008, a Canadian gold mining entity acquired a controlling interest in EURO. We are pursuing discussions with the new owner of the controlling interest regarding settlement of the litigation and the ultimate transfer of the Paul Isnard properties to us as agreed in an a 2004 earn-in option agreement.

B.D. Goldfields Action—On August 29, 2008 B.D. Goldfields, Ltd., a Ghanaian registered company, and a shareholder of B.D. Goldfields, Ltd. filed suit in the United States District Court of the District of Colorado (the “Court”) against Golden Star Resources Ltd. and our subsidiary St. Jude Resources Ltd. The plaintiffs challenged the validity of the various concession contracts and settlements related to the Hwini-Butre gold property in Ghana. The Company filed a motion to dismiss with the Court on November 6, 2008. The Court granted the Company’s motion to dismiss and issued its Order of Dismissal on May 8, 2009, with judgment entered in favor of us on May 12, 2009. The Order of Dismissal and Judgment (the “Judgment”) dismissed with prejudice all claims against Golden Star and St. Jude Resources Ltd. for lack of jurisdiction. In addition, the Court awarded us certain attorneys’ fees and costs.

After entry of the Judgment, the plaintiffs filed a post-judgment motion to alter the Judgment. We opposed the post-judgment motion and on September 28, 2009, the Court denied the motion. Accordingly, the Judgment is final.

Meanwhile, on June 12, 2009, the plaintiffs also appealed the Judgment to the United States Court of Appeals for the Tenth Circuit (the “Appeals Court”). On June 26, 2009, we filed a motion to dismiss the appeal for lack of jurisdiction. On July 10, 2009, the Appeals Court dismissed the appeal. Accordingly, the case now has been closed at the trial and appellate levels except for issues concerning the Company’s recovery of attorneys’ fees and costs from the plaintiffs.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

Ghana Crop Damage Action—In October 2008, a Ghanaian court awarded plaintiffs approximately $1.9 million in damages against GSBPL in a legal action filed against GSBPL in 2000 related to a 1991 crop damage claim. The plaintiffs claimed that emissions from a now defunct processing plant at Bogoso, which was operating in 1991, injured the plaintiffs cocoa trees and reduced their cocoa output. We appealed the judgment in late 2008. In July 2009, the Ghana Court of Appeals upheld the lower court’s ruling but reduced the award to the plaintiffs to approximately $930,000. We have initiated an appeal of the decision to the Ghana Supreme Court seeking to dismiss the suit.

17. Share Capital

Changes in share capital during the nine months ended September 30, 2009 are as follows:

	Shares	Amount
Balance at December 31, 2008	235,945,311	$615,463
Common shares issued:
Equity offering (net)	—	—
Option exercises	799,250	981

Balance at September 30, 2009	236,744,561	$616,444

18. Cost of Sales

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Mining operations costs	$65,061	$61,535	$182,800	$169,183
Change in inventories (costs from/(to) metals inventory)	1,309	5,343	1,734	(5,633)
Mining related depreciation and amortization	29,332	13,917	82,368	37,205
Accretion of asset retirement obligations	539	222	1,616	585

Total Cost of Sales	$96,241	$81,017	$268,518	$202,342

19. Stock based compensation

Stock Options—We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “Plan”), under which options are granted from time to time at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares, of which 1,578,158 are available for grant as of September 30, 2009. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the closing price of our shares on the Toronto Stock Exchange on the day prior to the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.

During the first half of 2009, the remaining 216,000 of our outstanding options issued to employees of St. Jude in exchange for St. Jude options upon the St. Jude acquisition in 2005, were exercised. All figures shown below include the affects of these options issued to St. Jude employees.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

Non-cash employee compensation expense recognized in the statements of operations with respect to the Plan are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total stock compensation expense during the period	$424	$436	$1,489	$1,575

We granted 1.7 million options during the nine months ended September 30, 2009.

The fair value of our options grants are estimated at the grant dates using the Black-Scholes option-pricing model. Fair values of options granted in the first nine months of 2009 were based on the assumptions noted in the following table:

	Nine months ended September 30,
	2009	2008
Expected volatility	68.39 to 73.28%	47.52 to 61.97%
Risk-free interest rate	1.88 to 2.94%	2.89 to 3.32%
Expected lives	4.25 to 6.5 years	4 to 7 years
Dividend yield	0%	0%

Expected volatilities are based on the mean reversion tendency of the volatility of Golden Star’s shares. Golden Star uses historical data to estimate share option exercise and employee departure behavior used in the Black–Scholes model; groups of employees that have dissimilar historical behavior are considered separately for valuation purposes. The expected term of the options granted represents the period of time that the options granted are expected to be outstanding; the range given above results from certain groups of employees exhibiting different post–vesting behaviors. The risk–free rate for periods within the contractual term of the option is based on the Canadian Chartered Bank administered interest rates in effect at the time of the grant.

A summary of option activity under the Plan as of September 30, 2009 and changes during the quarter then ended is presented below:

	Options (‘000)	Weighted-Average Exercise price (Cdn$)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2008	7,478	3.23	5.9
Granted	1,655	1.84	9.4
Exercised	(799)	1.40	—
Forfeited, cancelled and expired	(417)	2.78	—

Outstanding as of September 30, 2009	7,917	3.14	6.1

Exercisable as of September 30, 2009	4,959	3.41	6.1

Stock Bonus Plan—We have an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock, of which 545,845 common shares had been issued as of September 30, 2009. No common shares were issued under the Bonus Plan during the nine months ended September 30, 2009.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

20. Earnings per Common Share

The following table provides reconciliation between basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(2,342)	$(22,236)	$(3,108)	$(32,583)

Weighted average number of common shares (millions)	236.5	235.9	236.2	235.6
Dilutive securities:	—	—	—	—
Options	—	—	—	—
Convertible debentures	—	—	—	—
Warrants	—	—	—	—

Weighted average number of diluted shares	236.5	235.9	236.2	235.6

Basic loss per share	$(0.010)	$(0.094)	$(0.013)	$(0.138)

21. Operations by segment and geographic area

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location.

	Africa
As of and for the Three months ended September 30,	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2009
Revenues	$51,180	$52,624	$—	$—	$—	$103,804
Net income/(loss)	(2,674)	10,726	(84)	(2,850)	(7,460)	(2,342)
Total assets	348,801	269,821	8,149	9,406	35,069	671,246
2008
Revenues	$45,019	$19,080	$—	$—	$—	$64,099
Net income/(loss)	(12,094)	(4,150)	(1,791)	(310)	(4,085)	(22,430)
Total assets	428,445	169,310	144,864	12,277	16,787	771,683

	Africa
As of and for the Nine months ended September 30,	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2009
Revenues	$130,243	$153,074	$—	$—	$—	$283,317
Net income/(loss)	(7,559)	29,489	(486)	(3,460)	(21,092)	(3,108)
Total assets	348,801	269,821	8,149	9,406	35,069	671,246
2008
Revenues	$116,262	$71,451	$—	$—	$—	$187,713
Net income/(loss)	(20,877)	6,515	(2,332)	(849)	(15,736)	(33,279)
Total assets	428,445	169,310	144,864	12,277	16,787	771,683

22. Related parties

During the third quarter of 2009, we obtained legal services from a firm where our Chairman is of counsel. The cost of services incurred from this firm during the first nine months of 2009 and 2008 was $0.4 million and $0.4 million, respectively. Our Chairman did not personally perform any legal services to the Company during the nine month period ended September 30, 2009, nor in any prior period, nor did he benefit directly or indirectly from payments for the services performed by the firm.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

23. Supplemental Cash Flow Information

The following is a summary of significant non-cash transactions:

	Nine months ended September 30,
	2009	2008
Available-for-sale investment acquired in exchange for property rights	$38	$118
Warrants acquired in exchange for property rights	—	233
Transfer of EURO shares	—	89

The following is a summary of interest and income tax payments:

	Nine months ended September 30,
	2009	2008
Interest Paid	$4,242	$4,800
Income taxes Paid	—	—

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

24. Generally Accepted Accounting Principles in the United States

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.

(a) Consolidated Balance Sheets in U.S. GAAP

	As of September 30, 2009	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$57,634	$33,558
Accounts receivable	5,626	4,306
Inventories	51,490	49,134
Deposits	4,724	3,875
Other current assets	677	1,100

Total current assets	120,151	91,973

Restricted cash	3,804	4,249
Available-for-sale and long term investments	183	29
Deferred exploration and development costs (Note d1)	—	—
Property, plant and equipment (Note d3)	238,338	270,814
Intangible assets	10,007	—
Mining properties (Notes d2 and d3)	269,546	291,823
Future tax asset (Note d4)	—	—
Other assets	5,590	4,456

Total assets	$647,619	$663,344

LIABILITIES
Current liabilities (Note d5)	$75,087	$90,322
Long term debt (Note d6)	167,053	131,876
Asset retirement obligations	30,651	30,036
Future tax liability (Note d4)	23,654	31,959

Total liabilities	296,445	284,193

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Share capital (Note d7)	616,078	615,097
Contributed surplus (Note d6)	15,693	14,205
Accumulated comprehensive income	1,343	1,228
Deficit	(282,542)	(251,379)

Total Golden Star Resources’ equity	350,572	379,151

Noncontrolling Interest	602	—

Total Equity	351,174	379,151

Total liabilities and shareholders’ equity	$647,619	$663,344

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

(b) Consolidated Statements of Operations under US GAAP

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss under Cdn GAAP	$(2,342)	$(22,430)	$(3,108)	$(33,279)
Deferred exploration expenditures expensed under US GAAP (Note d1 and d2)	(928)	(8,046)	(1,598)	(14,260)
Write-off of deferred exploration properties (Note d1)	2,787	1,429	3,077	1,429
Loan fee amortization	(66)	(58)	(242)	(206)
Derivative gain on non-US$ warrants (Note d5)	—	184	—	954
Reverse depreciation on assets already written off for US GAAP	838	683	3,937	648
Fair value adjustment on debentures (Note d6)	(22,600)	10,646	(37,239)	12,533
Debt Accretion Reversal	1,669	1,562	4,926	4,609
Other	—	1,457	—	1,457

Net loss before income tax under US GAAP	(20,642)	(14,573)	(30,247)	(26,115)
Income tax benefit/(expense) adjustment (Note d4)	(116)	—	(314)	—

Net income/(loss) under US GAAP	$(20,758)	$(14,573)	$(30,561)	$(26,115)

Net income/(loss) attributable to noncontrolling interest	$(354)	$586	$602	$667

Net loss attributable to Golden Star Resources	$(20,404)	$(15,159)	$(31,163)	$(26,782)

Basic and diluted net loss per share under US GAAP	$(0.086)	$(0.064)	$(0.132)	$(0.114)

Consolidated Statement of Comprehensive Loss under US GAAP

Net loss under US GAAP	$(20,758)	$(14,573)	$(30,561)	$(26,115)
Other comprehensive income—on marketable securities	74	(5,555)	115	(2,950)

Comprehensive loss under US GAAP	$(20,684)	$(20,128)	$(30,446)	$(29,065)

Comprehensive income/(loss) attributable to noncontrolling interest	$(354)	$586	$602	$667

Comprehensive loss attributable to Golden Star Resources	$(20,330)	$(20,714)	$(31,048)	$(29,732)

(c) Consolidated Statements of Cash Flows under US GAAP

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cash provided by (used in):
Operating activities (Note d8)	$25,372	$(10,110)	$65,075	$(11,671)
Investing activities (Note d8)	(7,425)	(3,225)	(35,214)	(38,482)
Financing activities	(3,486)	1,475	(5,785)	(314)

Increase/(decrease) in cash and cash equivalents	14,461	(11,860)	24,076	(50,467)
Cash and cash equivalent beginning of period	43,173	37,147	33,558	75,754

Cash and cash equivalents end of period	$57,634	$25,287	$57,634	$25,287

(d) Notes:

(1)	Under US GAAP, exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP, which have previously been expensed under US GAAP, result in an adjustment when reconciling net income for the year.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

(2)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP, which have previously been expensed under US GAAP, result in an adjustment when reconciling net income for the year.
(3)	Under US GAAP new production facilities are placed in service once the facility has been constructed and fully tested to the point where it is available for regular and sustained use. Under Cdn GAAP, new production facilities are placed in service when output reaches a significant portion of the facility’s design capacity. The difference in timing of placing assets in service, in addition to the difference in amounts capitalized in note d1 & d2, create depreciation differences between Cdn GAAP and US GAAP. When the company adopted CICA 3064 for Cdn GAAP, the difference related to start up costs between US GAAP and Cdn GAAP has been reduced. The remaining difference is related to stripping costs incurred between the US GAAP in-service date and the Cdn GAAP in-service date.
(4)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine developments cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 1 and 2 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP in the GSBPL and GSWL tax jurisdiction, but a valuation allowance has been applied to all amounts as of September 30, 2009.

On January 1, 2007, we adopted the provisions of FIN 48 (AS CODIFIED IN ASC TOPIC 740 “INCOME TAXES”) for US GAAP purposes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48. Based on this review, the provisions of FIN 48 had no effect on our financial position, cash flows or results of operations at September 30, 2009 or December 31, 2008.

We and our subsidiaries are subject to the following material taxing jurisdictions: Ghana, Canada and Burkina Faso. The tax years that remain open to examination by the Ghana Internal Revenue Service are years 2001 through 2008. The tax years that remain open to examination by Revenue Canada are years 2003 through 2008. All tax years remain open to examination in Burkina Faso. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of September 30, 2009.

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
(9)	Impact of recently issued Accounting Standards

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

Recently Adopted Standards

Codification of US GAAP—In July 2009 US GAAP switched to a completely new codification scheme aimed to make US GAAP accounting research easier. The old system was a compilation of several unrelated labeling systems and sub systems (FASB system, SEC system, etc.) that were poorly cross-referenced and as a result is was very difficult when doing research to know if all applicable GAAP had been found when researching a particular subject. The new codifications are organized by ASC Topics. These topics are referenced below.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133” (SFAS 161). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within footnote disclosures to enable financial statement users to locate important information about derivative instruments. This statement is effective for us on January 1, 2009 and did not have a material impact on our Consolidated Financial Statements. This revision is reflected in ASC Topic 815 “Derivatives and Hedging”.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This statement is effective for us on January 1, 2009. This revision is reflected in ASC Topic 810 “Consolidation”.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following SEC approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 will have no effect on the Company’s financial statements. This revision is reflected in ASC Topic 105 “Generally Accepted Accounting Principles”.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, this statement is effective for us on January 1, 2009. Also on April 9, 2009, FASB issued FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly. As it relates to our financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements, the adoption of SFAS 157 did not have a material impact. This revision is reflected in ASC Topic 820 “Fair Value Measurement and Disclosures”.

In May 2008, the FASB issued FSP No. APB 14-1. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133. The company elected FAS 155 for $125 million convertible debenture that is currently outstanding. APB 14-1 does not have an impact on the company’s financials. This revision is reflected in ASC Topic 470 “Debt”.

Statement of Financial Accounting Standards No. 165, Subsequent Events, (“SFAS 165”) is effective for financial statements ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. We have evaluated subsequent events through the date of issuance, November 6, 2009. This revision is reflected in ASC Topic 855 “Subsequent Events”.

In August 2009, the FASB issued changes to fair value accounting for liabilities in ASC Topic 820 “Fair Value Measurements and Disclosures”. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for the company on October 1, 2009. Management has determined that the adoption of these changes will not have an impact on the Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Form 10-K for the period ended December 31, 2008 and with the accompanying unaudited consolidated financial statements and related notes for the period ended September 30, 2009. The financial statements have been prepared in accordance with Canadian GAAP. For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 24 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations include information available to November 6, 2009.

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

We own controlling interests in several gold properties in southwest Ghana:

•

Through a 90% owned subsidiary, Golden Star (Bogoso/Prestea) Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. We have a nominal 3.5 million tonnes per year processing facility at Bogoso/Prestea that uses bio-oxidation technology to treat refractory sulfide ore (“sulfide plant”). In addition, Bogoso/Prestea has a carbon-in-leach processing facility next to the sulfide plant which is suitable for treating oxide ores (“oxide plant”). Bogoso/Prestea produced and sold 170,499 ounces of gold in 2008.

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

We also hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and hold exploration properties in Suriname, Brazil and French Guiana in South America.

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

NON-GAAP FINANCIAL MEASURES

In this Form 10-Q, we use the terms “total cash cost per ounce” and “cash operating cost per ounce.”

“Cost of sales” as found in our statement of operations includes all mine-site operating costs, including the costs of mining, processing, maintenance, work-in-process inventory changes including inventory write-offs and adjustments, mine-site overhead as well as production taxes, royalties, mine site depreciation, depletion, amortization, asset retirement obligation accretion and by-product credits, but does not include exploration costs, property holding costs, corporate office general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, capital gains and losses on foreign currency conversions, interest expense, gains and losses on derivatives, gains and losses on investments and income tax expense/benefit.

Total cash cost per ounce for a period is equal to “Cost of sales” for the period less “mining related depreciation and amortization costs,” accretion of asset retirement obligation costs and operations-related foreign currency gains and losses for the period, divided by the number of ounces of gold sold during the period.

Cash operating cost per ounce for a period is equal to “Total cash costs” for the period less royalties and production taxes, divided by the number of ounces of gold sold during the period.

The following table shows the derivation of these measures:

	For the three months ended September 30, 2009
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$27,548	$35,689	$63,237
Royalties	1,615	1,536	3,151
Costs (to)/from metals inventory	(2,142)	2,124	(18)
Mining related depreciation and amortization	16,637	12,695	29,332
Accretion of asset retirement obligations	203	336	539

Cost of sales—GAAP	$43,861	$52,380	$96,241
Less operations-related foreign exchange (gains)/losses	127	(435)	(308)
Less mining related depreciation and amortization	(16,637)	(12,695)	(29,332)
Less accretion of asset retirement obligations	(203)	(336)	(539)

Total cash cost	27,148	38,914	66,062

Less royalties and production taxes	(1,615)	(1,536)	(3,151)

Cash Operating Costs	25,533	37,378	62,911

Ounces sold	54,364	53,069	107,433

Derivation of cost per ounce measures:

Total cash cost per ounce	$499	$733	$615

Cash operating cost per ounce	$470	$704	$586

	For the three months ended September 30, 2008
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$18,675	$40,936	$59,611
Royalties	573	1,351	1,924
Costs (to)/from metals inventory	(935)	6,278	5,343
Mining related depreciation and amortization	4,715	9,202	13,917
Accretion of asset retirement obligations	129	93	222

Cost of sales—GAAP	$23,157	$57,860	$81,017
Less operations-related foreign exchange (gains)/losses	(219)	(273)	(492)
Less mining related depreciation and amortization	(4,715)	(9,202)	(13,917)
Less accretion of asset retirement obligations	(129)	(93)	(222)

Total cash cost	18,094	48,292	66,386

Less royalties and production taxes	(573)	(1,351)	(1,924)

Cash Operating Costs	17,521	46,941	64,462

Ounces sold	22,083	51,959	74,042

Derivation of cost per ounce measures:

Total cash cost per ounce	$819	$929	$897

Cash operating cost per ounce	$793	$903	$871

	For the nine months ended September 30, 2009
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$76,268	$97,318	$173,586
Royalties	5,305	3,909	9,214
Costs (to)/from metals inventory	(1,212)	2,946	1,734
Mining related depreciation and amortization	50,382	31,986	82,368
Accretion of asset retirement obligations	606	1,010	1,616

Cost of sales—GAAP	$131,349	$137,169	$268,518
Less operations-related foreign exchange (gains)/losses	(437)	(1,364)	(1,801)
Less mining related depreciation and amortization	(50,382)	(31,986)	(82,368)
Less accretion of asset retirement obligations	(606)	(1,010)	(1,616)

Total cash cost	79,924	102,809	182,733

Less royalties and production taxes	(5,305)	(3,909)	(9,214)

Cash Operating Costs	74,619	98,900	173,519

Ounces sold	164,041	139,375	303,416

Derivation of cost per ounce measures:

Total cash cost per ounce	$487	$738	$602

Cash operating cost per ounce	$455	$710	$572

	For the nine months ended September 30, 2008
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$49,443	$114,106	$163,549
Royalties	2,147	3,489	5,637
Costs (to)/from metals inventory	(2,480)	(3,153)	(5,633)
Mining related depreciation and amortization	14,327	22,878	37,205
Accretion of asset retirement obligations	286	299	585

Cost of sales—GAAP	$63,723	$137,619	$201,342
Less operations-related foreign exchange (gains)/losses	(246)	(396)	(642)
Less mining related depreciation and amortization	(14,327)	(22,878)	(37,205)
Less accretion of asset retirement obligations	(286)	(299)	(585)

Total cash cost	48,864	114,046	162,910

Less royalties and production taxes	(2,147)	(3,489)	(5,636)

Cash Operating Costs	46,717	110,557	157,274

Ounces sold	79,475	130,307	209,782

Derivation of cost per ounce measures:

Total cash cost per ounce	$615	$875	$777

Cash operating cost per ounce	$588	$848	$750

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

We acquired Bogoso in 1999 and have operated a nominal 1.5 million tonne per annum carbon-in-leach (“CIL”) processing plant most of the time since then to process oxide and other non-refractory ores (“Bogoso oxide plant”). In 2001, we acquired the Prestea property located adjacent to our Bogoso property and mined surface deposits at Prestea from late 2001 to late 2006. In late 2002, we acquired Wassa, and constructed a new nominal 3.0 million tonne per annum CIL processing plant at Wassa, which began commercial operation in April 2005. In July 2007, we completed construction and development of a new nominal 3.5 million tonnes per annum processing facility at Bogoso/Prestea that uses bio-oxidation technology to treat refractory sulfide ore (“Bogoso sulfide plant”).

In late 2005, we acquired the HBB properties consisting of the Benso and Hwini-Butre properties. Benso development activities started in late 2007, and in the third quarter of 2008, Benso began trucking ore to the Wassa plant for processing. Hwini-Butre development was initiated in the fourth quarter of 2008, and in April 2009 Hwini-Butre began shipping ore to the Wassa plant for processing.

Our overall objective is to grow our business to become a mid-tier gold producer. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.

In addition to our gold mining and development activities, we actively explore for gold in West Africa and South America, investing approximately $15.8 million on such activities during 2008 and plan to spend approximately $10 million during 2009. We are conducting regional reconnaissance projects in Ghana, Cote d’Ivoire and Sierra Leone and have drilled more advanced targets in Ghana, Niger and Burkina Faso. We are also evaluating gold properties in Brazil and in French Guiana and are participating in a gold exploration joint venture in Suriname.

TRENDS AND EVENTS IN THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Gold Prices

Gold prices have generally trended upward during the last eight years, from a low of $260 per ounce in 2001 to a high of over $1,100 per ounce in November 2009. Since March 2008, gold price volatility has increased with prices fluctuating between $700 and $1,100 per ounce. The realized gold price for our shipments averaged $967 per ounce during the three months ended September 30, 2009 compared with $866 per ounce during the same period of 2008.

Hwini-Butre Development

Development work, which started at the Hwini-Butre mine in the fourth quarter of 2008, was mostly completed by April 2009, and this new operation has continuously sent ore to the Wassa plant since start-up in May 2009.

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

Higher Gold Output and Lower Cost Per Ounce at Wassa and Bogoso

The Benso and Hwini-Butre mines, which commenced mining operations late in 2008 and April 2008 respectively, provided a majority of the ore processed at Wassa in the third quarter. The higher grade ores from Benso and Hwini-Butre have resulted in a marked increase in Wassa’s gold sales and revenues compared with the first nine months of 2008. Wassa’s 2009 sales totaled 164,041 ounces in the first nine months of 2009, up from 79,475 ounces in the first nine months of 2008. The improved grade and resulting increase in ounces along with lower power costs, reduced Wassa’s cash operating costs per ounce to $470 in the third quarter of 2009, down from $793 in the third quarter of 2008.

Bogoso’s gold output increased to 139,375 ounces for the first nine months of 2009, up from 130,307 in the same period of 2008 on higher tonnes processed and better gold recoveries. In addition to the improved gold sales, Bogoso’s nine month average cash operating costs fell to $710 per ounce, down from $848 per ounce in the first nine months of 2009 and third quarter cash operating cost were down $199 per ounce from prior year’s third quarter level. See the Bogoso/Prestea Operations discussions below for additional details.

International Financial Reporting Standards

Golden Star is a Canadian registered company headquartered in the US and its common shares trade on both US and Canadian stock exchanges and as such is a reporting filer with securities regulators in both the US and in Canada. As noted in our recent Forms 10-Q and 10-K, in response to Canada’s mandate that all Canadian companies begin reporting in IFRS on or before January 1, 2011, Golden Star has been preparing to adopt IFRS as its reporting GAAP with early adoption at January 1, 2010. In addition to the Canadian IFRS mandate, Ghanaian regulators announced in 2008 that Ghanaian companies were required to report in IFRS beginning with 2009 year-end filings.

Golden Star has, since its inception, reported in Canada using Canadian GAAP and at the same time has reported in the US using Canadian GAAP financial statements pursuant to a long-standing US accommodation which allows Canadian companies to file with US regulators using Canadian GAAP. However, upon Golden Star’s conversion to IFRS, there is no assurance that future IFRS filings will be acceptable in the US. Therefore Golden Star, as a Canadian incorporated domestic (US) filer, may be required to adopt US GAAP once Canada adopts IFRS in 2011. Due to the current uncertainty of this issue, we plan to continue with IFRS adoption at our Ghanaian subsidiaries to meet the Ghanaian mandate, but IFRS adoption by our non-Ghanaian subsidiaries and for consolidated financial reporting will be put on hold until more concrete guidance is available.

Revolving Credit Facility

On May 1, 2009, we finalized an agreement for a revolving credit facility (the “Facility”) with Standard Chartered Bank. The Facility provides for a fully committed revolving credit line of $30 million. As of September 30, there was $5.0 million drawn on this new facility.

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

New Ghanaian National Stabilization Levy

At the end of July 2009, the Ghanaian government introduced a temporary levy on certain Ghanaian industries, including mining, brewing, banking, communications and insurance. The new law establishing the levy was made public in August 2009. The bill indicates that companies subject to the levy will pay an amount equal to 5% of “profits before tax” as disclosed on the statements of operations prepared in accordance with Ghanaian GAAP.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
SUMMARY OF FINANCIAL RESULTS
Gold sales (oz)	107,433	74,042	303,416	209,782
Average realized price ($/oz)	967	866	934	895
Revenues ($ in thousands)	103,804	64,099	283,317	187,713
Cash flow provided by/(used in) operations ($ in thousands)	26,299	(2,064)	66,673	2,589
Net loss ($ in thousands)	(2,342)	(22,430)	(3,108)	(33,279)
Comprehensive loss (in $ thousands)	(2,268)	(27,985)	(2,993)	(36,229)
Net loss per share—basic ($)	(0.010)	(0.095)	(0.013)	(0.141)

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Results for the three months ended September 30, 2009 included a net loss of $2.3 million or $0.010 per share, compared with a net loss of $22.4 million or $0.095 per share in the same period of 2008. Higher gold output and higher gold prices were the major factors contributing to the improvement in earnings over the third quarter of 2008. Consolidated mine operating margin totaled $7.6 million in the quarter, an improvement from a $16.9 million operating margin loss a year earlier as a result of improved gold output and higher gold prices.

Gold revenues were up 62% as compared to the third quarter of 2008, and the 107,433 ounces sold in the third quarter of 2009 were up 45% from 74,042 ounces sold a year earlier. Most of the increase in gold sales came from the Wassa mine. Higher gold prices also contributed to the higher revenues.

While cost of sales increased from $81.0 million in the third quarter of 2008 to $96.2 million in the same period of 2009, cash operating costs were down 2% to $62.9 million in the third quarter of 2009. Higher depreciation and amortization, based on higher gold output was the major factor contributing to the increase in cost of sales as compared to the third quarter of 2008. Higher mining costs also contributed to the increase in cost of sales, a result of increased amounts of higher cost HBB ores versus the third quarter of the prior year. The major factor contributing to the decrease in cash operating costs was a reduction in the amount of gold drawn from in-process inventories versus the third quarter of 2008.

General and administrative costs totaled $3.3 million for the three months, down from $3.7 million in the third quarter 2008, reflecting lower tax audit and tax planning costs in 2009.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Results for the nine months ended September 30, 2009 included a net loss of $3.1 million or $0.013 per share, compared with a net loss of $32.6 million or $0.138 per share in the same period of 2008. As with the quarter, higher revenue from increased gold sales and higher gold prices were the major factor responsible for the improved financial results as compared to the first nine months of 2008. Increased gold sales also contributed to better operating margins, which improved to $14.8 million for the first nine months of 2009, up from a $13.6 million operating margin loss in the same period of 2008.

For the nine months ended September 30, 2009, gold revenues were up 51% as compared to the same period of 2008. Higher gold sales and higher gold prices were responsible for the revenue increase. Gold shipments for the first nine months of 2009 increased 45% to 303,416 ounces, up from 209,782 ounces a year earlier. The average realized gold price was $934 per ounce during the nine months ended September 30, 2009, up from $895 per ounce in the same period of 2008. Start-up of the Benso mine in late 2008 and the Hwini-Butre mine in May 2009, which haul their ore to Wassa for processing, were the major factors in the increased gold sales in 2009. Improved gold production at Bogoso contributed 9,068 ounces to the increase over the first nine months of the prior year.

Cash operating costs totaled $173.5 million for the nine months ended September 30, 2009, up from $157.3 million in the same period of 2008. Of the $16.2 million cost increase, $7.4 million was related to changes in in-process and stockpile inventories. Specifically, $5.6 million of consolidated operating costs were temporarily added to inventory in the first nine months of 2008 which reduced cash operating costs in that period, while $1.7 million of operating costs came out of inventory in the first nine months of 2009 which increased cash operating costs.

Cash operating costs in the first nine months of 2009 were also affected by higher mining and ore haulage costs at our new Benso and Hwini-Butre mines which were not in service in the first nine months of 2008. Most of the $45.2 million increase in depreciation expense, as compared the first nine months of 2008, is related to amortization of the HBB property purchase costs in the current year and also to our use of a units-of-production amortization method, yielding higher depreciation and amortization charges when gold output increases.

General and administrative costs were down $1.5 million from $11.9 million in the first nine months of 2008. General and administrative costs were unusually high in the first nine months of 2008 due to tax planning, tax audit costs and charges for severance costs. Interest expense totaled $11.5 million in the nine months ended September 30, 2009, up slightly from $11.0 million in the same period of 2008. We recognized a $3.7 million foreign exchange gain in the first nine months of 2009, versus $1.1 million gain in the same period of 2008. The majority of the improvement in exchange gain was related to the impact of the decline in the value of the Ghanaian Cedi versus the US dollar during the first nine months of 2009, which reduced the amount of US dollars needed to pay invoices denominated in Ghanaian Cedis.

BOGOSO/PRESTEA OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
BOGOSO/PRESTEA OPERATING RESULTS
Ore mined refractory (t)	750,826	668,372	2,131,319	2,045,717
Ore mined non-refractory	—	50,834	—	136,336

Total ore mined (t)	750,826	719,206	2,131,319	2,182,053
Waste mined (t)	3,924,690	4,891,254	11,197,240	15,396,888
Refractory ore processed (t)	797,347	731,261	2,138,790	2,033,846
Refractory ore grade (g/t)	2.98	2.73	2.79	2.83
Gold recovery—refractory ore (%)	69.4	67.5	70.9	64.9
Non-refractory ore processed (t)	—	126,655	—	359,669
Non-refractory ore grade (g/t)	—	2.38	—	2.38
Gold recovery—non-refractory ore (%)	—	50.3	—	60.0
Gold sales (oz)	53,069	51,959	139,375	130,307

Total cash cost ($/oz)	733	929	738	875
Royalties ($/oz)	29	26	28	27

Cash operating cost ($/oz)	704	903	710	848

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Bogoso/Prestea third quarter 2009 revenues of $51.2 million were up $6.2 million from $45.0 million in the third quarter of 2008, and gold sales of 53,069 ounces were up 3% from the 51,959 ounces sold in the third quarter of 2008 due to improved plant throughput and higher grades. Higher sulfide plant throughput, as compared to the third quarter of 2008, reflects the improvements in plant availability achieved during the past year.

Bogoso/Prestea generated a $1.2 million operating margin loss in the third quarter of 2009 as compared to a $12.7 million operating margin loss in the third quarter of 2008. The margin improvement was based on a $5.5 million reduction in cost of sales during the quarter as compared to a year earlier. Lower electric power and fuel costs contributed to the lower costs in the third quarter of 2009. In June 2009, following several months of negotiation, Bogoso/Prestea’s electric power supplier adjusted its power tariff to approximately $0.08 per kWh retroactive to January 1, 2009, down from approximately $0.14 per kWh immediately prior to the change and down from $0.10 per kWh in the first nine months of 2008. The $0.08 per kWh tariff is an interim rate which will be in effect until a final tariff is formulated by the VRA. Higher depreciation and amortization costs were related to the increase in gold output as compared to the third quarter of 2008 and to a lower reserve basis in 2009.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Bogoso/Prestea revenues increased in the first nine months of 2009 to $130.3 million, up $13.7 million from $116.6 million in the same period of 2008, and gold sales of 139,375 ounces were up 7% or 9,068 ounces from 130,307 in the first nine months of 2008. The increase in gold output was the result of a 5% increase in sulfide tonnes processed and an increase in gold recovery from 64.9% to 70.9% as compared to the sulfide operations in the first nine months of 2008. Higher sulfide plant throughput, as compared to the first nine months of 2008, reflects the improvements in plant availability achieved during the past year.

Bogoso/Prestea generated $6.9 million of operating margin loss in the first nine months of 2009, as compared to a $21.0 million operating margin loss in the same period of 2008. Most of the margin improvement was related to higher revenues as explained above. While cost of sales for the first nine months of 2009 was essentially unchanged from the first nine months of 2008, cash operating costs were $11.7 million lower in 2009. Factors contributing to lower cash operating costs in the first nine months of 2009 included the fact that Bogoso operated the oxide plant for much of the first nine months of 2008 as well as the sulfide plant but operated only the sulfide plant in the first nine months of 2009. In addition the costs of electric power and fuel were lower during 2009.

Higher depreciation and amortization costs were related to the increase in sulfide ounces produced as compared to the first nine months of 2008 and to a lower reserve base in 2009.

While the Bogoso oxide plant processed minor amounts of sulfide ore in the third quarter of 2009, it essentially remained on care and maintenance during most of the first nine months of 2009 awaiting oxide ores from Prestea South and Pampe. Subject to receipt of environmental permits, we expect to begin mining Prestea South oxide ores in 2010 which will be sent to the Bogoso oxide plant for processing. The Prestea Underground mine remained on care and maintenance during the third quarter of 2009. We continue to dewater underground areas, and evaluate various underground mining scenarios.

WASSA OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
WASSA/HBB OPERATING RESULTS
Ore mined (t)	559,519	521,346	1,745,902	2,228,231
Waste mined (t)	4,249,286	1,273,967	12,214,669	3,839,739
Ore and heap leach materials processed (t)	612,337	721,947	1,995,532	2,504,959
Grade processed (g/t)	3.12	1.26	2.75	1.18
Recovery (%)	95.5	92.0	95.4	92.8
Gold sales (oz)	54,364	22,083	164,041	79,475

Total cash cost ($/oz)	499	819	487	615
Royalties ($/oz)	29	26	32	27

Cash operating cost ($/oz)	470	793	455	588

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Wassa’s third quarter 2009 gold revenues totaled $52.6 million, up 175% from $19.1 million in the same quarter of 2008. A 146% increase in gold output and a $101 per ounce average increase in gold prices were responsible for the improved revenues. While plant throughput was lower than in the third quarter of 2008, higher grades of the HBB ore, which was delivered to Wassa throughout the third quarter of 2009, more than offset the lower processing rate, resulting in a net increase in ounces sold.

Wassa generated an $8.8 million operating margin in the third quarter of 2009 as compared to a $4.2 million operating margin loss in the third quarter of 2008. Higher gold sales and improved gold prices were the major factors contributing to the improved operating margin. Cash operating costs increased to $25.5 million in the third quarter of 2009, up from $17.5 million in the same period in 2008. Most of the increase was related to the cost of operations at Wassa’s new HBB mines. The HBB mines have higher waste stripping ratios than the Wassa pits, which contributes to higher mining costs, and the extra haulage distances from the HBB deposits also contributed to higher overall mining operations costs as compared to the same period of 2008 when these two mines were not yet operating.

An $11.7 million increase in depreciation and amortization charges was mostly related to HBB purchase and development costs which we began amortizing at Benso in mid-2008 and at Hwini-Butre in the second quarter of 2009 when mining was initiated at these new mines.

Wassa’s plant feed grade averaged 3.12 grams per tonne in the third quarter of 2009 as compared to 1.26 grams per tonne in the same period of 2008. An increase in the amounts of HBB ores in the third quarter of 2009 as compared to the same period of 2008 was responsible for the overall grade improvement. Total tonnes processed in the third quarter of 2009 dropped to 612,337 tonnes, down from 721,947 tonnes in the third quarter of 2008, reflecting harder ore from Benso. In addition, Wassa cut back on the amount of low-grade heap leach material processed in the quarter to maximize ore residence time in the plant to achieve higher recovery from the higher grade HBB ores.

While mining operations costs were higher in the third quarter of 2009 versus the third quarter of 2008, cash operating costs per ounce fell to $470, down from $793 per ounce in the third quarter of 2008 due to higher gold output and to lower power and fuel costs.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Wassa’s gold shipments totaled 164,041 ounces in the nine months ended September 30, 2009, a 106% increase from 79,475 ounces in the same period of 2008. While plant throughput was lower than in the first nine months of 2008, higher grades of the HBB ore delivered to Wassa during the first nine months of 2009 more than offset the lower processing rate, resulting in a net increase in ounces sold. See the “Trends and Events” section above for additional discussion of the Hwini-Butre mine and its higher grade ore. The higher grade HBB ores were also responsible for the improved gold recoveries as compared to the nine months ended September 30, 2008.

During the nine months of 2009, Wassa’s operations generated a $21.7 million operating margin as compared to a $7.4 million operating margin in the same period of 2008. Revenues were significantly higher due to the increase in gold sales and higher gold prices, but cost of sales increased to $131.3 million, up from $63.7 million in the first nine months of 2008. Higher depreciation and higher mining operations costs were the major factors responsible for the increase in cost of sales. A $36.1 million increase in depreciation and amortization charges was mostly related to the impact of the HBB purchase and development costs which we began amortizing in mid-2008 at Benso and in the second quarter of 2009 for Hwini-Butre when mining was initiated at these two new mines. In addition, by using the units-of-production method of amortization, increases in gold output result in increased depreciation expense.

Higher mining operations costs in the first nine months of 2009 were also related to mining at the HBB mines. Cash operating cost increased to $74.6 million in the first nine months of 2009, up from $46.7 million in the same period of 2008 when the HBB mines were not yet in service. While start-up of the HBB mines resulted in an offsetting reduction in the cost of mining activities at Wassa, the longer haulage distances, higher stripping ratios and smaller pits at Benso and Hwini-Butre resulted in higher overall mining costs as compared to the first nine months of 2008 when almost of the ore was coming from Wassa pits.

Higher grades of the HBB ores combined to double the head grade at Wassa as compared to the first nine months of 2008. Head grades averaged 2.75 grams per tonne in the nine months ended September 30, 2009, as compared to 1.18 grams per tonne in the same period of 2008. Total tonnes processed in the first nine months of 2009 dropped to 2.0 million tonnes, down from 2.5 million tonnes in the same period of 2008, reflecting harder ore from Benso and also a reduction in the amount of heap leach material processed in the current period. In addition, Wassa cut back on the amount of low-grade heap leach material processed in the quarter to maximize ore residence time in the plant to achieve higher recovery from the higher grade HBB ores.

While cash operating costs were higher in the first nine months of 2009 versus the 2008 as noted above, cash operating costs per ounce fell to $455, down from $588 per ounce in the nine months ended September 30, 2008 due to the higher gold output.

DEVELOPMENT PROJECTS

Prestea South Properties

Prestea South development continues to be on hold pending receipt of environmental permits. Prestea South, oxide ore will be transported to Bogoso when mining begins and processed through the Bogoso oxide plant and the Prestea South sulfide ore will be processed through the Bogoso sulfide plant.

EXPLORATION

Our exploration budget has been increased from $7.5 million to approximately $10 million for 2009. The main focus through the third quarter has been primarily on resource definition drilling in and around mining leases in Ghana and on evaluation of portions of the HBB properties outside of current mining areas. In the fourth quarter we will continue exploration on the HBB properties, Bogoso/Prestea, and Brazil.

Ghana

During the first nine months of 2009, exploration activities focused on development drilling at Wassa. Drill results confirmed the presence of higher grade ore pods at Wassa’s main pits. Resource and reserve estimates are now being updated with drilling results from the first nine months of 2009. Upon completion of the Wassa main pits drilling program in the third quarter, drilling moved on to Benso and Hwini-Butre and will include additional drilling at Chichiwelli located between Wassa and Benso.

We also plan to commence drilling at some of the Bogoso area geophysical targets delineated in the 2008 VTEM geophysical survey. This drilling will focus on the deeper targets beneath the active mining sulfide pits, Chujah Main and Buesichem on our Bogoso and Prestea Mining leases.

Ivory Coast

We plan to expand soil geochemistry surveys at the Amelika and Abengoru concessions in eastern Ivory Coast during the fourth quarter after the seasonal rains have subsided.

Sierra Leone

Golden Star has now earned a 51% ownership position in the Sonfon license in northern Sierra Leone by spending $2 million on exploration. The Sonfon property is a joint venture between Golden Star and African Aura Mining Inc. Preparations for ground geophysics are underway, and we anticipate commencement of this program during the fourth quarter.

Burkina Faso

Late in the fourth quarter we expect to conduct preliminary assessment of two of our recently granted concessions in south central Burkina Faso. The work program will include preliminary prospection and wide spaced soil geochemical sampling.

Suriname

In the second quarter of 2009 Newmont Mining, our joint venture partner, met its $6.0 million spending requirement which provided Newmont Mining with a 51% interest in Saramacca. Per terms of the joint venture, future Saramacca exploration costs will be shared by both partners with Newmont contributing 51% and Golden Star contributing 49%. Newmont assumed responsibility for project management in the second quarter of 2009.

French Guiana

The Paul Isnard project in French Guiana continues on a care and maintenance basis awaiting completion of the French government’s review of mining in French Guiana. Based on recent values of gold properties in French Guiana, Paul Isnard carrying costs were reduced to approximately $2 million in the third quarter.

Brazil

Property evaluation and project generation continued in Brazil during the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, our cash and cash equivalents totaled $57.6 million, compared with $33.6 million at the end of 2008. Operating activities provided $66.7 million of cash during the nine months of 2009, compared to $2.6 million in the same period of 2008.

Debt repayments totaled $10.1 million in the first nine months of 2009, of which $0.6 million was for the final installment payment of our $15.0 million short term Ghanaian bank loan and $9.5 million was paid on equipment financing loans. The equipment financing facility provider implemented a new internal policy in 2009 which resulted in an adjustment to our facility, setting the maximum balance at $35 million, down 7% from the prior $40 million maximum. This policy change was made in response to credit market conditions in general and was not related to our specific loan performance history. At September 30, 2009 we held an outstanding balance of $22.1 million on the equipment financing facility with available credit of $12.9 million.

On May 1, 2009, we finalized an agreement for a revolving credit facility (the “Facility”) with Standard Chartered Bank. The Facility provides for a fully committed revolving credit line of $30 million.

The Facility carries a term of three years from signing and bears interest at the higher of LIBOR or the applicable lenders’ cost of funds rate (capped at 1.25% per annum above LIBOR), plus a margin of 5% per annum. The Facility is secured by a pledge of shares in our significant subsidiaries and also provides for negative pledges on all other presently unsecured assets. Proceeds of the Facility will be used for working capital and general corporate purposes. As of September 30, 2009 we had drawn down $5.0 million on the Facility.

Cash equivalents held during the first nine months of 2009 were held as cash or were invested in a fund that held only US treasury notes and bonds.

LIQUIDITY OUTLOOK

During 2008 and early 2009, world financial markets suffered a series of significant difficulties including financial institution failures, a decrease in liquidity, a decrease in world-wide economic activity and unprecedented volatility in the cost of operating consumables and commodity prices including gold. While gold prices declined in the fourth quarter of 2008, they have since risen to levels above those of the first nine months of 2008 averaging $967 per ounces during the third quarter of 2009. In response to the lower gold prices at the end of 2008, we implemented a cost reduction program throughout the Company and also deferred or cancelled certain capital projects. In recent quarters, the costs of certain of our operating consumables have trended lower, which has resulted in lower operating costs. The combination of higher gold prices, increased gold output from our mines and lower operating costs has resulted in improved operating cash flows from our mines. This is reflected in our cash balances which have risen from $28.1 million at March 31, 2009 to $57.6 million at the end of September 2009.

Given the trends listed above, we expect that operational cash flows during the remainder of 2009, along with the $57.6 million of cash and cash equivalents on hand at September 30, 2009, the new revolving credit facility and the equipment financing facility currently in place, will be sufficient to cover capital and operating needs during the next 12 months.

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

Our 2009 capital budget is expected to total approximately $45 million. The 2009 budget includes approximately $23.3 million for Hwini-Butre development, $3.4 million for additional pit development at Bogoso, $10.6 million for deferred exploration and mine site drilling, and $13.4 million for sustaining capital at Bogoso and Wassa.

During 2009, including payments made to date, we expect to pay $13.6 million of principal and interest on our equipment financing facility. We made the final $0.6 million installment payment on our short-term bank loan in January 2009. Interest payments on the convertible debentures are expected to total $5.0 million in 2009.

LOOKING AHEAD

Our objectives for the remainder of 2009 include:

•	Continued optimization of the Bogoso sulfide processing plant to improve recoveries, availability and reduce costs;

•	Continuation of permitting efforts at the Prestea South ore bodies; and

•	Continued exploration drilling at Bogoso/Prestea and at the HBB properties to further evaluate their resource potential.

We estimate 2009 Bogoso/Prestea gold production will total 190,000 ounces at an average cash operating cost of $685 per ounce. We expect Wassa to produce approximately 215,000 ounces during 2009 at an average cash operating cost of $460 per ounce, for total production of approximately 405,000 ounces at an average cash operating cost of approximately $565 per ounce.

As more fully disclosed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the above estimates could change materially.

ENVIRONMENTAL LAWS AND REGULATIONS

All phases of our operations are subject to environmental laws and regulations in the various jurisdictions where we operate. These regulations may define, among other things, air and water discharge quality standards, waste management requirements, and mine closure and land rehabilitation obligations. In general, environmental legislation is evolving to require stricter operating standards, more detailed social and environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees for social responsibility, and health and safety. We work to maintain high quality operating systems aimed at achieving best practice and established standards. However, changes in environmental regulations could affect the way we operate, resulting in higher environmental and social operating costs that may affect the viability of our operations.

We use hazardous chemicals in our gold recovery activities, so generating environmental contaminants that may adversely affect air and water quality. To mitigate these effects, we have established objectives to achieve regulatory requirements in all of our exploration, development, operation, closure, and post-closure activities, so that our employees, the local environment and our stakeholder communities are protected and that the post-closure land use contributes to the sustainability of the local economy. In order to meet our objectives, we have:

•

Educated our leaders and managers so that they are committed to creating a culture that makes social and environmental matters an integral part of the short- and long-term operations and performance management systems;

•	Worked with our employees so that they understand and accept environmental and social policies and procedures as a fundamental part of our business;

•	Signed and implemented the International Cyanide Management Code (“the Code”);

•	Signed and publicly stated our support for the UN Global Compact and completed our communication on progress (COP);

•

Established, and continue to improve operating standards and procedures that aim to meet or exceed requirements in relevant laws and regulations, the commitments made in our environmental impact statements, environmental and socioeconomic management plans, rehabilitation and closure plans; and any international protocols to which we are a signatory;

•	Incorporated environmental performance requirements into all relevant contracts;

•	Provided training to employees and contractors in environmental matters;

•	Regularly prepared, reviewed, updated and implemented site-specific environmental management and rehabilitation and closure plans;

•	Worked to progressively rehabilitate disturbed areas in conformance with the site-specific environmental management and rehabilitation and closure plans;

•	Consulted local communities and regulators to provide us with input to our social and environmental management policies and procedures;

•	Regularly reviewed our environmental performance; and

•	Publicly reported our social, health, safety, and environmental performance.

Governmental approvals and permits are currently required and will likely continue to be required in the future in connection with our operations and development activities. To the extent that such approvals are required and not obtained, we could be limited or prohibited from continuing our mining and processing operations or from proceeding with planned exploration or the development of mineral properties.

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

RELATED PARTY TRANSACTIONS

During 2009, we obtained legal services from a legal firm to which our Chairman is of counsel. The total value of all services purchased from this law firm during the first nine months of 2009 was $0.4 million. Our Chairman did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.

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

In response to this new standard, the accompanying September 30, 2009 financial statements and comparative period financials include the impact of the reclassification of certain 2005 plant start-up period costs to expense, such costs having been initially capitalized as Mining Property assets. The total of these costs was $4.7 million with a net book value of $1.9 million at December 31, 2008. Depreciation expense was decreased by $0.7 million and $0.4 million in the nine months ended September 30, 2008 and the nine months ended September 30, 2009, respectively.

In January 2009, the CICA issued Handbook Section 1582, “Business Combinations” (“Section 1582”), Section 1582 requires that all assets and liabilities of an acquired business will be recorded at fair value at acquisition. Obligations for contingent considerations and contingencies will also be recorded at fair value at the acquisition date. The standard also states that acquisition—related costs will be expensed as incurred and that restructuring charges will be expensed in the periods after the acquisition date. Section 1582 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after January 1, 2011. The Company is currently assessing the impact of the new standard on its financial statements.

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

In January 2009 the CICA issued EIC-173, “Credit Risk and the Fair Value of Financial Assets and Financial Liabilities.” The EIC provided guidance on how to take into account credit risk of an entity and counterparty when determining the fair value of financial assets and financial liabilities, including derivative instruments. The standard is effective for our fiscal year beginning January 1, 2009. The application of this EIC did not have a significant effect on our financial statements.

In March 2009, the CICA issued EIC-174, “Mining Exploration Costs.” The EIC provides guidance on accounting for capitalization and impairment of exploration costs. This standard is effective for our fiscal year beginning January 1, 2009. The application of this EIC did not have any effect on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

OUTSTANDING SHARE DATA

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to November 6, 2009. As of November 6, 2009 we had outstanding 236,939,761 common shares, options to acquire 7,692,715 common shares, and convertible notes which are currently convertible into 25,000,000 common shares.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio and debt, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

Our excess cash is typically invested in high quality short-term debt instruments. The interest rates received on such investments fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that, given the cash balances expected over the next 12 months, a 1% change in interest rates would not materially impact our annual income. We do not utilize interest rate sensitive derivatives to mitigate interest rate risk. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk. Interest rates on the Revolving Credit Facility are periodically reset to existing market rates. Given the balances we expect to have outstanding on this facility during the next 12 months, a 1% change in interest rates would not have a material impact on our earnings. Interest rates on our other debt instruments are fixed and are not changed with changes in market interest rates.

Foreign Currency Exchange Rate Risk

While our major operating units transact most of their business in US dollars, certain purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African rand and Ghanaian cedi. As a result, currency exchange fluctuations have in the past and may continue in the future to impact the costs of goods and services purchased in currencies other than the US dollar. The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar terms, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms. During the first nine months of 2009, exchange rate gains, mostly related to the devaluation of purchases denominated in the Ghanaian Cedi, provided a $3.4 million benefit to us.

In general, the value of cash and cash equivalent investments denominated in foreign currencies fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We held minimal balances in foreign currency accounts during the first nine months of 2009 and thus there were no material gains or losses from this source.

During the first nine months of 2009, we held no foreign currency purchase agreements and do not anticipate using foreign currency purchase agreements on a regular basis.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect the results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for 2009 would result in approximately $4.0 million change in pre-tax earnings and cash flows. We currently use and in the past we have utilized various types of derivative instruments designed to lock-in or to insure minimum prices for portions of our expected gold sales. See note 12 in the accompanying financial statements for a description of the instruments currently held.

Fuel for mining equipment and electricity used to operate our plants are two of our largest operating cost items. As such, our operating costs are exposed to fluctuations in the price of crude oil in world markets. Prolonged increases in the price of crude oil will typically result in an increase in the cost of operating our equipment, an increase in the cost to import goods and services, and an increase in our power cost. Conversely a decrease in the price of crude oil will result in a decrease in the aforementioned costs. We have not utilized derivative instruments to hedge our energy costs.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

B.D. Goldfields Action—On August 29, 2008 B.D. Goldfields, Ltd., a Ghanaian registered company, and a shareholder of B.D. Goldfields, Ltd. filed suit in the United States District Court of the District of Colorado (the “Court”) against Golden Star Resources Ltd. and our subsidiary St. Jude Resources Ltd. The plaintiffs challenged the validity of the various concession contracts and settlements related to the Hwini-Butre gold property in Ghana. The Company filed a motion to dismiss with the Court on November 6, 2008. The Court granted the Company’s motion to dismiss and issued its Order of Dismissal on May 8, 2009, with judgment entered in favor of us on May 12, 2009. The Order of Dismissal and Judgment (the Judgment”) dismissed with prejudice all claims against Golden Star and St. Jude Resources Ltd. for lack of jurisdiction. In addition, the Court awarded us certain attorneys’ fees and costs. After entry of the Judgment, the plaintiffs filed a post-judgment motion to alter the Judgment. We opposed the post-judgment motion and on September 28, 2009, the Court denied the motion. Accordingly, the Judgment is final. Meanwhile, on June 12, 2009, the plaintiffs also appealed the Judgment to the United States Court of Appeals for the Tenth Circuit (the “Appeals Court”). On June 26, 2009, we filed a motion to dismiss the appeal for lack of jurisdiction. On July 10, 2009, the Appeals Court dismissed the appeal. Accordingly, the case now has been closed at the trial and appellate levels except for issues concerning the Company’s recovery of attorneys’ fees and costs from the plaintiffs.

We are also engaged in other routine litigation incidental to our business, none of which is deemed to be material. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority.

ITEM 1A.	RISK FACTORS

The following risk factor replaces the risk factor entitled “We may incur substantial losses in the future that could make financing our operations and business strategy more difficult.” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”). The other risk factors for the quarter ended September 30, 2009 are substantially the same as those disclosed and discussed in the 2008 Annual Report.

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

Date: November 9, 2009

By:	/s/ JOHN A. LABATE
John A. Labate
Senior Vice President and Chief Financial Officer

Date: November 9, 2009