Form 10-K
period 2009-12-31
GOLDEN STAR RESOURCES LTD
filed 2010-02-25
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

Commission file number 1-12284

GOLDEN STAR RESOURCES LTD.

(Exact Name of Registrant as Specified in Its Charter)

Canada	98-0101955
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10901 West Toller Drive, Suite 300 Littleton, Colorado	80127-6312
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code (303) 830-9000

Securities registered or to be registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Shares	NYSE Amex

Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $482.2 million as of June 30, 2009, based on the closing price of the shares on the NYSE Amex as of that date of $2.05 per share.

Number of Common Shares outstanding as at February 23, 2010: 257,407,061.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this report are expressed in United States (“US”) dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$.”

Financial information is presented in accordance with accounting principles generally accepted in Canada (“Cdn GAAP” or “Canadian GAAP”). Differences between accounting principles generally accepted in the US (“US GAAP”) and Canadian GAAP, as applicable to Golden Star Resources Ltd., are explained in Note 26 to the Consolidated Financial Statements.

References to “Golden Star,” the “Company,” “we,” “our,” and “us” mean Golden Star Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

NON-GAAP FINANCIAL MEASURES

In this Form 10-K, we use the terms “total cash cost per ounce” and “cash operating cost per ounce” which are considered Non-GAAP financial measures as defined in Securities and Exchange Commission (“SEC”) Regulation S-K Item 10 and applicable Canadian securities law and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Cdn GAAP or US GAAP. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10-K.

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

These statements include comments regarding: anticipated attainment of gold production rates; production and cash operating cost estimates for 2010; anticipated commencement dates of mining and production at Prestea South and Pampe development of the Dumasi pit; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and recovery rates; ore delivery; ore processing; potential mine life; permitting; establishment and estimates of Mineral Reserves and Resources; geological, environmental, community and engineering studies; expectations of the resettlement of communities; exploration efforts and activities; availability, cost and efficiency of mining equipment; ore grades; reclamation work; expected reclamation expenditures over the next five years; expected PFIC (as defined below) status in 2010 and in the future; our anticipated investing and exploration spending in 2010; identification of acquisition and growth opportunities; power costs; the ability to meet total power requirements; completion of construction of the Bogoso power plant; retention of earnings from our operations; our objectives for 2010; and sources of and adequacy of liquidity to meet capital and other needs in 2010.

The following, in addition to the factors described under “Risk Factors” in Item 1A below, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	significant increases or decreases in gold prices;

•	losses or gains in Mineral Reserves from changes in operating costs and/or gold prices;

•	failure of exploration efforts to expand Mineral Reserves around our existing mines;

•	unexpected changes in business and economic conditions;

•	inaccuracies in Mineral Reserves and non-reserves estimates;

•	changes in interest and currency exchange rates;

•	timing and amount of gold production;

•	unanticipated variations in ore grade, tonnes mined and crushed or milled;

•	unanticipated recovery or production problems;

•	effects of illegal mining on our properties;

•	changes in mining and processing costs, including changes to costs of raw materials, supplies, services and personnel;

•	changes in metallurgy and processing;

•	availability of skilled personnel, contractors, materials, equipment, supplies, power and water;

•	changes in project parameters or mine plans;

•	costs and timing of development of new Mineral Reserves;

•	weather, including drought or excessive rainfall in West Africa;

•	changes in regulatory frameworks based upon perceived climate trends;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	acquisitions and joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	changes in regulations affecting our operations, particularly in Ghana, where our principal producing properties are located;

•	local and community impacts and issues, including resettlement;

•	availability and cost of replacing Mineral Reserves;

•	timing of receipt and maintenance of government approvals and permits;

•	unanticipated transportation costs and shipping incidents and losses;

•	accidents, labor disputes and other operational hazards;

•	environmental costs and risks;

•	unanticipated title issues;

•	competitive factors, including competition for property acquisitions;

•	possible litigation; and

•	availability of capital at reasonable rates or at all.

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

GLOSSARY OF TERMS

We report our Mineral Reserves to two separate standards to meet the requirements for reporting in both Canada and the United States. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 (“NI 43-101”). The definitions in NI 43-101 are adopted from those given by the Canadian Institute of Mining, Metallurgy and Petroleum. US reporting requirements for disclosure of mineral properties are governed by the SEC Industry Guide 7. These reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody differing approaches and definitions.

We estimate and report our Mineral Resources and Mineral Reserves according to the definitions set forth in NI 43-101 and modify them as appropriate to conform to SEC Industry Guide 7 for reporting in the US. The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the similarities and differences.

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

ADDITIONAL DEFINITIONS

alteration—any change in the mineral composition of a rock brought about by physical or chemical means arsenopyrite—a gray-to-white metallic mineral consisting of sulfide of iron and arsenic

Archean—the earliest eon of geologic time, dating from about 3800-2500 million years ago assay—a measure of the valuable mineral content

Au—gold

bio-oxidation—a processing method that uses bacteria to oxidize refractory sulfide ore to make it amenable to normal oxide ore processing techniques such as carbon-in-leach

Birimian—a thick and extensive sequence of Proterozoic age metamorphosed sediments and volcanics first identified in the Birim region of southern Ghana cash operating cost—total cash costs for the period less production royalties and production taxes

CIL or carbon-in-leach—an ore processing method involving the use of cyanide where activated carbon which has been added to the leach tanks is used to absorb gold as it is leached by cyanide craton—a stable relatively immobile area of the earth’s crust cut-off grade—when determining economically viable Mineral Reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined and processed at a profit cyanidation—the process of introducing cyanide to ore to recover gold diamond drilling—rotary drilling using diamond-set or diamond-impregnated bits, to produce a solid continuous core of rock sample dip—the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure diorite—a group of intrusive rocks intermediate in composition between acidic and basic, characteristically composed of dark-colored amphibole, acid plagioclase, pyroxene and sometimes a small amount of quartz.

disseminated—where minerals occur as scattered particles in the rock doré—unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold fault—a surface or zone of rock fracture along which there has been displacement feasibility study—a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.

formation—a distinct layer of sedimentary rock of similar composition gabbro—a group of dark-colored basic intrusive igneous rocks (the intrusive equivalent to basalt)

gabbroic—rock masses made up of gabbro and other similar dark-colored basic igneous rock geochemistry—the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geochemical prospecting—a prospecting technique which measures the content of certain metals in soils and rocks used to define anomalies for further testing geophysics—the study of the mechanical, electrical, gravitational and magnetic properties of the earth’s crust geophysical surveys—a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth’s surface geotechnical—the study of ground stability

grade—quantity of metal per unit weight of host rock

greenstone—a sequence of usually metamorphosed volcanic-sedimentary rock assemblages granodiorite—a group of coarse-grained plutonic rocks intermediate in composition between quartz diorite and quartz monzonite containing quartz, plagioclase, potassium feldspar with biotite and hornblende granophyric—of or pertaining to granophyre which is an igneous rock containing mainly of crystals of feldspar and quartz that have crystallized together heap leach—a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals host rock—the rock in which a mineral or an ore body may be contained hydrothermal—the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution in-situ—in its natural position

laterite—a reddish mixture of clayey iron and aluminum oxides and hydroxides formed by the weathering of basalt under humid, tropical conditions.

life-of-mine—a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tonnes of Mineral Reserve by the annual rate of mining and processing lithology—the character of the rock described in terms of its structure, color, mineral composition, grain size and arrangement of tits component parts, all those visible features that in the aggregate impart individuality to the rock mafic—an adjective describing a silicate mineral or rock that is rich in magnesium and iron. Common mafic rocks include basalt and gabbro mapped or geological mapping—the recording of geologic information including rock units and the occurrence of structural features, and mineral deposits on maps metavolcanic—a volcanic rock which shows evidence of having been subjected to metamorphism mineral—a naturally occurring inorganic crystalline material having a definite chemical composition mineralization—a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock

National Instrument 43-101 or NI 43-101—standards of disclosure for mineral projects prescribed by the Canadian Securities Administration non-refractory—ore containing gold that can be satisfactorily recovered by basic gravity concentration or simple cyanidation outcrop—that part of a geologic formation or structure that appears at the surface of the earth open pit or open cut—surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore—mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body—a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade—the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore oxide—gold bearing ore which results from the oxidation of near surface sulfide ore

Precambrian—period of geologic time, prior to 700 million years ago preliminary assessment—a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study preliminary feasibility study and pre-feasibility study—each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration in the case of an open pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve

Proterozoic—the more recent time division of the Precambrian; rocks aged between 2,500 million and 550 million years old put—a financial instrument that provides the right, but not the obligation, to sell a specified number of ounces of gold at a specified price pyrite—common sulfide of iron

QA/QC—Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data quartz—a mineral composed of silicon dioxide, SiO2 (silica)

RAB (rotary air blast) drilling—relatively inexpensive and quick exploration drilling method returning rock chips from the drill hole using high pressure air

RC (reverse circulation) drilling—a drilling method using a tri-cone bit, during which rock cuttings are pushed from the bottom of the drill hole to the surface through an outer tube, by liquid and/or air pressure moving through an inner tube reef—general term that typically refers to a tabular ore body refractory—ore containing gold that cannot be satisfactorily recovered by basic gravity concentration or simple cyanidation resettlement – the relocation or resettlement of a community or part of a community rock—indurated naturally occurring mineral matter of various compositions sampling and analytical variance/precision—an estimate of the total error induced by sampling, sample preparation and analysis schist—rocks derived from clays and muds which have passed through a series of metamorphic processes involving the production of shales, slates and phyllites as intermediate steps sediment—particles transported by water, wind or ice

sedimentary rock—rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited sericitic—a rock with abundant amounts of sericite, a white fine grained potassium mica occurring as an alteration product of various aluminosilicate minerals shear—a form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact shield—a large area of exposed basement rocks often surrounded by younger rocks, e.g. Guiana Shield stratigraphic or stratigraphically—geology that deals with the origin and succession of strata strike—the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip—to remove overburden in order to expose ore

sulfide—a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization tailings—fine ground wet waste material produced from ore after economically recoverable metals or minerals have been extracted

Tarkwaian—a group of sedimentary rocks of Proterozoic age named after the town of Tarkwa in southern Ghana where they were found to be gold bearing tectonic—relating to the forces that produce movement and deformation of the Earth’s crust tonne—metric tonne, equal to 1,000 kilograms or 2,204.6 pounds total cash cost—cost of sales costs for the period less: mining related depreciation and amortization, accretion of asset retirement obligations costs, inventory write-offs and operations-related foreign exchange gains/losses transition ore—is an ore zone lying between the oxide ore and the sulfide ore; ore material that is partially weathered and oxidized vein—a thin, sheet-like crosscutting body of hydrothermal mineralization, principally quartz volcanics—those originally molten rocks, generally fine grained, that have reached or nearly reached the earth’s surface before solidifying volcano-sedimentary—rocks composed of materials of both volcanic and sedimentary origin wall rock—the rock adjacent to a vein

weathering—near surface alteration and oxidation of minerals and rocks by exposure to the atmosphere or ground water wire frame—a mesh of triangles used to define a volume in generating computerized geological Resources.

PART I

Item 1.	BUSINESS

OVERVIEW OF GOLDEN STAR

We are a Canadian federally–incorporated, international gold mining and exploration company producing gold in Ghana, West Africa. We also conduct gold exploration in other countries in West Africa and in South America. Golden Star Resources Ltd. was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation of South American Goldfields Inc., a corporation incorporated under the federal laws of Canada, and Golden Star Resources Ltd., a corporation originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd. Our principal office is located at 10901 West Toller Drive, Suite 300, Littleton, Colorado 80127, and our registered and records offices are located at 66 Wellington St. W, Suite 4200, P.O. Box 20, Toronto Dominion Bank Tower—Toronto Dominion Centre, Toronto, Ontario M5K 1N6.

We own controlling interests in several gold properties in southwest Ghana:

•

Through a 90% owned subsidiary, Golden Star (Bogoso/Prestea) Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. We have a nominal 3.5 million tonnes per year processing facility at Bogoso/Prestea that uses bio-oxidation technology to treat refractory sulfide ore (“sulfide plant”). In addition, Bogoso/Prestea has a carbon-in-leach processing facility next to the sulfide plant which is suitable for treating oxide ores (“oxide plant”). Bogoso/Prestea produced and sold 170,499 ounces of gold in 2008 and 186,054 ounces in 2009.

•

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine and carbon-in-leach processing plant (“Wassa”), located approximately 35 km east of Bogoso/Prestea. The design capacity of the carbon-in-leach processing plant at Wassa is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard to soft ore. GSWL also owns the Hwini-Butre and Benso concessions (the “HBB properties”) in southwest Ghana. The Benso mine began shipping ore to Wassa late in 2008, and the Hwini-Butre mine began shipping ore to Wassa in May 2009. The Hwini-Butre and Benso concessions are located approximately 80 and 50 km, respectively, by road south of Wassa. Wassa/HBB produced and sold 125,427 ounces of gold in 2008 and 223,848 ounces in 2009.

We also hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and hold exploration properties in South America.

All of our operations, with the exception of certain exploration projects, transact business in US dollars and keep financial records in US dollars. Our accounting records are kept in accordance with Canadian GAAP. Our fiscal year ends December 31. We are a reporting issuer or the equivalent in all provinces of Canada, in Ghana and in the United States and file disclosure documents with securities regulatory authorities in Canada and Ghana and with the United States Securities and Exchange Commission.

GOLD SALES AND PRODUCTION

Ghana has been a significant gold producing country for over 100 years with AngloGold Ashanti’s Obuasi mine and our inactive underground mine at Prestea historically being the two major producers. Several other areas in Ghana have also produced large amounts of gold. Annual gold production in Ghana has exceeded two million ounces in recent years.

Currently, all our gold production is shipped to a South African gold refinery in accordance with a long-term gold sales contract. Our gold is sold in the form of doré bars that average approximately 90% gold by weight with the remaining portion being silver and other metals. The sales price is based on the London P.M. fix on the day of shipment to the refinery.

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

The following table presents the high, low and average London P.M. fixed prices for gold per ounce on the London Bullion Market over the past ten years.

				Average Price Received
Year	High	Low	Average	by Golden Star
2000	313	264	279	280
2001	293	256	271	271
2002	349	278	310	311
2003	416	320	363	364
2004	454	375	410	410
2005	537	411	445	446
2006	725	525	603	607
2007	841	608	695	713
2008	1,011	713	872	870
2009	1,213	810	972	978
To February 24, 2010	1,153	1,058	1,107	NA

The following diagram depicts the organizational structure of Golden Star and its significant subsidiaries:

BUSINESS STRATEGY AND DEVELOPMENT

Our business and development strategy has been focused primarily on the acquisition of producing and development-stage gold properties in Ghana and on the exploration, development and operation of these properties. We have also pursued exploration activities in South America and other countries in West Africa.

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

In late 2005, we acquired the HBB properties consisting of the Benso and Hwini-Butre properties. Benso development activities started in late 2007, and in the third quarter of 2008, we began trucking ore from the Benso mine to the Wassa plant for processing. Hwini-Butre development was initiated in the fourth quarter of 2008, and in May 2009 the Hwini-Butre mine began shipping ore to the Wassa plant for processing.

Our overall objective is to grow our business to become a mid-tier gold producer. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.

In addition to our gold mining and development activities, we actively explore for gold in West Africa and South America, investing approximately $15.8 million on such activities during 2008 and approximately $9.0 million during 2009. We are conducting regional reconnaissance projects in Ghana, Cote d’Ivoire and Sierra Leone and have drilled more advanced targets in Ghana, Niger and Burkina Faso. We are also evaluating gold properties in Brazil. See Item 2 – “Description of Properties” for additional details on our assets.

GOLD PRODUCTION AND UNIT COSTS

The following table shows historical and projected gold production and cash operating costs.

Production and Cost Per Ounce(1) (2)	2007	2008	2009	2010 Projected
BOGOSO/PRESTEA
Gold Sales (thousands of ounces)	120.2	170.5	186.1	200.0
Cash Operating Cost ($/oz)	766	837	705	650
WASSA/HBB
Production (thousands of ounces)	126.1	125.4	223.8	200.0
Cash Operating Cost ($/oz)	443	554	447	520
CONSOLIDATED
Consolidated Total Sales (thousands of ounces)	246.3	295.9	409.9	400.0
Consolidated Cash Operating Cost ($/oz)	602	717	564	585

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of cash operating cost per ounce.

(2)	Gold production is shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. The Government of Ghana, which has a 10% carried interest in Bogoso/Prestea and Wassa/HBB, would receive 10% of any dividends distributed from Bogoso/Prestea and Wassa/HBB once all capital costs have been repaid.

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

In estimating Mineral Reserves, we first design an economically optimized pit based on all operating costs, including the costs to mine. Since all material lying within the optimized pit will be mined, the cut-off grade used in determining our Mineral Reserves is estimated based on the material that, having been mined, is economic to transport and process without regard to primary mining costs (i.e. mining costs that were appropriately applied at the economic optimization stage).

The QA/QC controls program used in connection with the estimation of our Mineral Reserves consists of regular insertion and analysis of blanks and standards to monitor laboratory performance. Blanks are used to check for contamination. Standards are used to check for grade-dependence biases.

The following table summarizes our estimated Proven and Probable Mineral Reserves as of December 31, 2009 and December 31, 2008:

PROVEN AND PROBABLE MINERAL RESERVES

	As at December 31, 2009			As at December 31, 2008
	Tonnes	Gold Grade	Ounces	Tonnes	Gold Grade	Ounces
Property Mineral Reserve Category	(millions)	(g/t)	(millions)	(millions)	(g/t)	(millions)
Bogoso/Prestea(1)
Proven Mineral Reserves
Non-refractory	1.1	1.60	0.06	1.2	1.89	0.08
Refractory	9.7	3.08	0.96	9.6	3.34	1.03

Total Proven	10.8	2.92	1.01	10.8	3.18	1.11

Probable Mineral Reserves
Non-refractory	5.0	2.60	0.42	3.9	2.90	0.36
Refractory	15.5	2.65	1.32	9.1	3.07	0.90

Total Probable	20.5	2.64	1.73	13.0	3.02	1.26

Total Proven and Probable
Non-refractory	6.1	2.42	0.47	5.1	2.66	0.43
Refractory	25.1	2.81	2.27	18.7	3.21	1.93

Total Bogoso/Prestea Proven and Probable	31.2	2.74	2.75	23.8	3.09	2.36

Wassa(2)
Proven Mineral Reserves
Non-refractory	0.8	1.91	0.05	0.4	1.01	0.01
Probable Mineral Reserves
Non-refractory	16.3	1.79	0.94	11.3	2.47	0.90

Total Wassa Proven & Probable	17.1	1.79	0.99	11.7	2.42	0.91

Totals
Proven Mineral Reserves
Non-refractory	1.9	1.73	0.11	1.6	1.68	0.09
Refractory	9.7	3.08	0.96	9.6	3.34	1.03

Total Proven	11.6	2.86	1.06	11.2	3.10	1.12

Probable Mineral Reserves
Non-refractory	21.3	1.98	1.35	15.2	2.58	1.26
Refractory	15.5	2.65	1.32	9.1	3.07	0.90

Total Probable	36.8	2.26	2.67	24.3	2.76	2.16

Total Proven and Probable
Non-refractory	23.2	1.96	1.46	16.8	2.49	1.35
Refractory	25.1	2.81	2.27	18.7	3.21	1.93

Total Proven and Probable	48.3	2.40	3.73	35.5	2.87	3.28

Notes to the Mineral Reserve Statement:

(1)	The stated Mineral Reserve for Bogoso/Prestea includes Prestea South, Pampe and Mampon.

(2)	The stated Mineral Reserve for Wassa includes the Hwini-Butre and Benso properties.

(3)	The stated Mineral Reserves have been prepared in accordance with Canada’s National Instrument 43-101 Standards of Disclosure for Mineral Projects and are classified in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum’s “CIM Definition Standards – For Mineral Resources and Mineral Reserves”. Mineral Reserves are equivalent to Proven and Probable Reserves as defined by the SEC Industry Guide 7. Mineral Reserve estimates reflect the Company’s reasonable expectation that all necessary permits and approvals will be obtained and maintained. Mining dilution and mining recovery vary by deposit and have been applied in estimating the Mineral Reserves.

(4)	The 2009 Mineral Reserves were prepared under the supervision of Mr. Karl Smith, Vice President Technical Services for the Company. Mr. Smith is a “Qualified Person” as defined by Canada’s National Instrument 43-101. The 2008 Mineral Reserves were prepared under the supervision of Mr. Peter Bourke, P.Eng., the former Vice President Technical Services for the Company. Mr. Bourke is a “Qualified Person” as defined by Canada’s National Instrument 43-101.

(5)	The Mineral Reserves at December 31, 2009 were estimated using a gold price of $850 per ounce, which is approximately equal to the three-year average gold price. At December 31, 2008, Mineral Reserves were estimated using a gold price of $700 per ounce.

(6)	The terms “non-refractory” and “refractory” refer to the metallurgical characteristics of the ore and are defined in the Glossary of Terms. We plan to process the refractory ore in our sulfide bio-oxidation plant at Bogoso and to process the non-refractory ore using our more traditional gravity, flotation and/or cyanidation techniques.

(7)	The slope angles of all pit designs are based on geotechnical criteria as established by external consultants. The size and shape of the pit designs are guided by consideration of the results from a pit optimization program. The parameters for the pit optimization program are based on a gold price of $850 per ounce, historical and projected operating costs at Bogoso/Prestea, Wassa and Hwini-Butre and Benso. Metallurgical recoveries are based on historical performance or estimated from test work and typically range from 80% to 95% for non-refractory ores and from 70% to 85% for refractory ores. A government royalty of 6% is allowed as are other applicable royalties.

(8)	Mineral Reserves are expressed on a 100% basis. Our share of the Mineral Reserves is subject to the Government of Ghana’s 10% carried interest which entitles it to a 10% dividend once our capital costs have been recovered.

(9)	Numbers may not add due to rounding.

Stockpiled Ores

Stockpiled ores are included in the Mineral Reserves for both Bogoso/Prestea and Wassa. Details of the proven stockpiles included in the Mineral Reserves at year-end 2009 and 2008 are summarized in the table below.

PROVEN AND PROBABLE STOCKPILES INCLUDED IN MINERAL RESERVES

	As at December 31, 2009			As at December 31, 2008
	Tonnes	Gold Grade	Ounces	Tonnes	Gold Grade	Ounces
Property Mineral Reserve Category	(millions)	(g/t)	(millions)	(millions)	(g/t)	(millions)
Bogoso/Prestea
Proven Stockpiles
Non-refractory	0.0	2.32	0.00	0.0	2.32	0.00
Refractory	0.1	2.67	0.01	0.1	2.32	0.01

Total Proven Stockpiles	0.1	2.57	0.01	0.1	2.32	0.01

Probable Stockpiles
Non-refractory	0.0	0.00	0.00	0.0	0.00	0.00
Refractory	0.7	2.34	0.05	0.7	2.52	0.05

Total Probable Stockpiles	0.7	2.34	0.05	0.7	2.52	0.05

Total Proven and Probable
Non-refractory	0.0	2.32	0.00	0.0	2.32	0.00
Refractory	0.7	2.37	0.06	0.8	2.50	0.06

Total Bogoso/Prestea Proven and Probable	0.8	2.37	0.06	0.8	2.49	0.06

Wassa
Proven Stockpiles
Non-refractory	0.3	1.08	0.01	0.3	0.98	0.01
Probable Stockpiles
Non-refractory	2.7	0.52	0.05	0.8	0.45	0.01

Total Wassa Proven and Probable Stockpiles	3.0	0.57	0.06	1.1	0.56	0.02

Totals
Proven Stockpiles
Non-refractory	0.3	1.20	0.01	0.4	1.10	0.01
Refractory	0.1	2.67	0.01	0.1	2.32	0.01

Total Proven Stockpiles	0.4	1.49	0.02	0.5	1.36	0.02

Probable Stockpiles
Non-refractory	2.7	0.52	0.05	0.8	0.45	0.01
Refractory	0.7	2.34	0.05	0.7	2.52	0.05

Total Probable Stockpiles	3.4	0.87	0.10	1.5	1.39	0.07

Total Proven and Probable Stockpiles
Non-refractory	3.0	0.59	0.06	1.2	0.61	0.02
Refractory	0.7	2.37	0.06	0.8	2.50	0.06

Total Proven and Probable Stockpiles	3.8	0.93	0.11	1.9	1.36	0.08

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

For the Mineral Reserves at December 31, 2009 and 2008, there is no difference between the Mineral Reserves as disclosed under NI 43-101 and those disclosed under SEC Industry Guide 7, and therefore no reconciliation is provided.

Reconciliation of Proven and Probable Mineral Reserves—December 31, 2008 to December 31, 2009

	Tonnes	Contained Ounces	Tonnes	Ounces
	(millions)	(millions)	(% of Opening)	(% of Opening)
Mineral Reserves at December 31, 2008	35.5	3.28	100%	100%
Gold Price Increase(1)	4.9	0.17	14%	5%
Exploration Changes(2)	5.9	0.25	17%	7%
Mining Depletion(3)	(4.9)	(0.47)	(14)%	(14)%
Engineering(4)	6.8	0.52	19%	16%

Mineral Reserves at December 31, 2009(5)	48.3	3.73	136%	114%

Notes to the reconciliation of Mineral Reserves:

(1)	Gold Price Increase represents changes resulting from an increase in gold price used in the Mineral Reserve estimates from $700 per ounce in 2008 to $850 per ounce in 2009.

(2)	Exploration Changes include changes due to geological modeling, data interpretation and resource block modeling methodology as well as due to exploration discovery of new mineralization.

(3)	Mining Depletion represents the 2008 Mineral Reserve within the volume mined in 2009 with adjustments to account for stockpile addition and depletions during 2009 and therefore does not correspond with 2009 actual gold production.

(4)	Engineering includes changes as a result of engineering facts such as changes in operating costs, mining dilution and recovery assumptions, metallurgical recoveries, pit slope angles and other mine design and permitting considerations.

(5)	Numbers may not add due to rounding.

NON-RESERVES—MEASURED AND INDICATED MINERAL RESOURCES

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

Except as otherwise provided, the total Measured and Indicated Mineral Resources for all properties have been estimated at an economic cut-off grade based on a gold price of $1000 per ounce for December 31, 2009 and $800 per ounce for December 31, 2008 and on economic parameters deemed realistic. The economic cut-off grades for Mineral Resources are lower than those for Mineral Reserves and are indicative of the fact that the Mineral Resource estimates include material that may become economic under more favorable conditions including increases in gold price.

The following table summarizes our estimated non-reserves—Measured and Indicated Mineral Resources as of December 31, 2009 as compared to the totals for December 31, 2008:

	Measured		Indicated		Measured & Indicated
		Gold		Gold		Gold
	Tonnes	Grade	Tonnes	Grade	Tonnes	Grade
Property	(millions)	(g/t)	(millions)	(g/t)	(millions)	(g/t)
Bogoso/Prestea(1)	4.7	1.90	12.9	2.20	17.6	2.12
Prestea Underground	—	—	1.4	13.36	1.4	13.36
Wassa	0.1	0.82	4.3	0.89	4.4	0.89
Benso	—	—	0.2	1.73	0.2	1.73
Hwini-Butre (9)	—	—	0.3	5.38	0.3	5.38
Goulagou(8)	—	—	2.7	1.75	2.7	1.75

Total 2009	4.8	1.87	21.8	2.66	26.6	2.52

Total 2008	5.4	2.24	21.6	2.89	27.0	2.76

Notes to Non-Reserves—Measured and Indicated Mineral Resources Table:

(1)	The Mineral Resources for Bogoso/Prestea include Pampe and Mampon.

(2)	The Mineral Resources were estimated in accordance with the definitions and requirements of Canada’s National Instrument 43-101. The Mineral Resources are equivalent to Mineralized Material as defined by the SEC Industry Guide 7.

(3)	The Mineral Resources, other than for Goulagou (see Note 8), were estimated using optimized pit shells at a gold price of $1,000 per ounce from which the Mineral Reserves have been subtracted. Other than gold price, the same optimized pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. The Prestea Underground resource was estimated using a $1,000 per ounce gold price and operating cost estimates. In 2008, we used a gold price of $800 per ounce for the optimized shell.

(4)	The Mineral Resources are not included in and are in addition to the Mineral Reserves described above.

(5)	The Qualified Person for the estimation of the Mineral Resources is S. Mitchel Wasel, Golden Star Resources Vice President of Exploration.

(6)	Numbers may not add due to rounding.

(7)	Mineral Resources are shown on a 100% basis. The Mineral Resources shown above, other than for Goulagou, are subject to the Government of Ghana’s 10% carried interest, which entitles it to a 10% dividend once capital costs have been recovered. The Mineral Resources at Prestea Underground are subject to the Government of Ghana’s 19% minority interest, with Golden Star having an 81% beneficial interest. Goulagou is 10% owned by a third party.

(8)	The Mineral Resources for Goulagou were estimated using optimized pit shells at a gold price of $560. Pit optimization parameters for the Goulagou Mineral Resources were estimated based on feasibility studies on other similar gold deposits in Burkina Faso, Golden Star’s experience in West Africa, and from limited metallurgical test work on the Goulagou ores. Heap leach processing was the assumed processing option for this deposit.

(9)	The Hwini Butre Indicated Mineral Resource includes 0.29 million tonnes at a grade of 5.38 g/t which occurs below the $1,000 pit shells and which we believe may be exploitable by underground mining.

NON-RESERVES—INFERRED MINERAL RESOURCES

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

The total Inferred Mineral Resources for all of our open pit deposits are those ore tonnages contained within economically optimized pits, configured using current and predicted mining and processing methods and related operating costs and performance parameters. Except as otherwise indicated, the Inferred Mineral Resources for all properties have been estimated at economic cut-off grades based on gold prices of $1,000 per ounce and $800 per ounce as of December 31, 2009 and December 31, 2008, respectively, and economic parameters deemed realistic.

The following table summarizes estimated non-reserves – Inferred Mineral Resources as of December 31, 2009 as compared to the total for December 31, 2008:

		Gold
	Tonnes	Grade
Property	(millions)	(g/t)
Bogoso/Prestea(1)	3.8	3.10
Prestea Underground	4.1	7.79
Wassa	0.1	1.70
Benso	0.3	3.98
Hwini-Butre (10)	0.4	5.28
Chichiwelli Manso	1.9	1.91
Goulagou(8)	0.5	1.02

Total 2009	11.0	4.62

Total 2008	20.2	3.68

Notes to Non-Reserves—Inferred Mineral Resources Table

(1)	The Inferred Mineral Resources for Bogoso/Prestea incorporates Pampe and Mampon.

(2)	The Inferred Mineral Resources were estimated in accordance with the definitions and requirements of Canada’s National Instrument 43-101. Inferred Mineral Resources are not recognized by the United States Securities and Exchange Commission.

(3)	The Inferred Mineral Resources, other than for Goulagou, were estimated using an optimized pit shell at a gold price of $1,000 per ounce from which the Mineral Reserves have been subtracted. Other than gold price, the same optimized pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. For Goulagou optimized pit shell at a gold price of $560 was used. The Prestea Underground resource was estimated using an $1,000 per ounce gold price and operating cost estimates.

(4)	The Inferred Mineral Resources are not included in and are in addition to the Mineral Reserves described above.

(5)	The Qualified Person for the estimation of the Inferred Mineral Resources is S. Mitchel Wasel, Golden Star Resources Vice President of Exploration.

(6)	Numbers may not add due to rounding.

(7)	Inferred Mineral Resources are shown on a 100% basis. Except for Goulagou and the Prestea Underground, the Inferred Mineral Resources shown are subject to the Government of Ghana’s 10% carried interest which entitles it to a 10% dividend once our capital costs have been recovered. The Inferred Mineral Resources at Prestea Underground, are subject to the Government of Ghana’s 19% minority interest, with Golden Star currently having an 81% beneficial interest. A private party owns 10% of Goulaogu.

(8)	Pit optimization parameters for the Goulagou Inferred Mineral Resources were estimated based on feasibility studies on other similar gold deposits in Burkina Faso, Golden Star’s experience in West Africa, and from limited metallurgical test work on the Goulagou ores. Heap leach processing was the assumed processing option for this deposit.

(9)	The Hwini Butre Inferred Mineral Resource includes 0.26 million tonnes at a grade of 5.87 g/t which occurs below the $1,000 pit shells and which we believe may be exploitable by underground mining.

EMPLOYEES

As of December 31, 2009, Golden Star, including our majority-owned subsidiaries, had approximately 2,000 full time employees and approximately 200 contract employees, for a total of 2,200 a 21% decrease from the approximately 2,800 people employed at the end of 2008. The 2009 total includes 18 employees at our principal office in Littleton, Colorado and 5 exploration personnel in South America.

CUSTOMERS

Currently all of our gold production is shipped to a South African gold refinery in accordance with a long-term gold sales contract. The refiner arranges for sale of the gold on the day it is shipped from the mine site and we receive payment for gold sold approximately two working days after the gold leaves the mine site. The global gold market is competitive with numerous banks and refineries willing to buy gold on short notice. Therefore we believe that the loss of our current customer would not materially delay or disrupt revenues.

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

We also compete with other mining companies for skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other experienced technical personnel.

SEASONALITY

All of our operations are in tropical climates that experience annual rainy seasons. Ore output from our surface mining operations can be reduced during wet periods but mine plans are formulated to compensate for the periodic decreases and typically mining operations are not materially affected by rainy seasons. Exploration activities are generally timed to avoid the rainy periods to ease transportation logistics associated with wet roads and swollen rivers.

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

RISK FACTORS

You should consider the following discussion of risks in addition to the other information contained in or included by reference in this Form 10-K. In addition to historical information, the information in this Form 10-K contains “forward-looking” statements about our future business and performance. Our actual operating results and financial performance may be very different from what we expect as of the date of this Form 10-K. The risks below address material factors that may affect our future operating results and financial performance

Financial Risks

A substantial or prolonged decline in gold prices would have a material adverse effect on us.

The price of our common shares, our financial results and our exploration, development and mining activities have previously been, and would in the future be, significantly adversely affected by a substantial or prolonged decline in the price of gold. The price of gold is volatile and is affected by numerous factors beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold-producing countries throughout the world. Any drop in the price of gold adversely impacts our revenues, profits and cash flows. In particular, a sustained low gold price could:

•	cause suspension of our mining operations at Bogoso/Prestea and Wassa/HBB if these operations become uneconomic at the then-prevailing gold price, thus further reducing revenues;

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

We have incurred and may in the future incur substantial losses that could make financing our operations and business strategy more difficult and that may affect our ability to service our debts as they become due.

While we had net income of $16.5 million in 2009, we experienced net losses of $119.3 million and $35.3 million in 2008 and 2007, respectively, and have experienced net losses in other prior fiscal years. In recent years, the start-up of the Bogoso sulfide plant, lower than expected ore grades or recoveries, higher than expected operating costs, and impairment write-offs of mine property and/or exploration property costs have been the primary factors contributing to such losses. In the future, these factors, as well as declining gold prices, could cause us to continue to be unprofitable. Future operating losses could adversely affect our ability to raise additional capital if needed, and could materially and adversely affect our operating results and financial condition. In addition, continuing operating losses could affect our ability to meet our debt payment obligations.

Our obligations could strain our financial position and impede our business strategy.

We had total consolidated debt and liabilities as of December 31, 2009 of $233.6 million, including $2.5 million payable to banks ($5.0 before netting loan fees); $21.0 million in equipment financing loans; $101.0 million ($125.0 million including the loan’s equity portion) pursuant to the convertible debentures; $63.1 million of current trade payables, accrued current and other liabilities; $14.0 million of future taxes; and a $32.0 million accrual for environmental rehabilitation liabilities. Our indebtedness and other liabilities may increase as a result of general corporate activities. These liabilities could have important consequences, including the following:

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

Our estimates of Mineral Reserves and non-reserves could be inaccurate, which could cause actual production and costs to differ from estimates.

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

While we have received significant infusions of cash from sales of equity and debt securities, our only current significant internal sources of funds are operational cash flows from Bogoso/Prestea and Wassa/HBB. The anticipated continuing exploration and development of our properties are expected to require significant expenditures over the next several years. Although we expect sufficient internal cash flow to cover all of these projects, such expenditures may exceed free cash flows generated by Bogoso/Prestea and Wassa/HBB in future years and therefore we may require additional external debt or equity financing. Our ability to raise significant new capital will be a function of macroeconomic conditions, future gold prices, our operational performance and our then current cash flow and debt position, among other factors. In light of the current limited global availability of credit, we may not be able to obtain adequate financing on acceptable terms or at all, which could cause us to delay or indefinitely postpone further exploration and development of our properties. As a result, we could lose our interest in, or could be forced to sell, some of our properties.

We are subject to fluctuations in currency exchange rates, which could materially adversely affect our financial position.

Our revenues are in United States dollars, and we maintain most of our working capital in United States dollars or United States dollar-denominated securities. We convert our United States funds to foreign currencies as certain payment obligations become due. Accordingly, we are subject to fluctuations in the rates of currency exchange between the United States dollar and these foreign currencies, and these fluctuations could materially affect our financial position and results of operations. A significant portion of the operating costs at Bogoso/Prestea and Wassa/HBB is based on the Ghanaian currency, the Cedi. We are required by the Government of Ghana to convert into Cedis 20% of the foreign exchange proceeds that we receive from selling gold, but the Government could require us to convert a higher percentage of gold sales proceeds into Cedis in the future. In addition, we currently have future obligations that are payable in South African Rand and Euros. We obtain construction and other services and materials and supplies from providers in South Africa and other countries. The costs of goods and services could increase or decrease due to changes in the value of the United States dollar or the Cedi, the Euro, the South African Rand or other currencies. Consequently, operation and development of our properties could be more costly than anticipated.

Our hedging activities might be unsuccessful and incur losses.

During September 2009, we entered into structured gold option agreements to address a significant increase in gold price volatility. All of these contracts had terms of 180 days or less. As of December 31, 2009, all of these agreements had expired. We may enter into additional hedging arrangements in the future, however, further hedging activities might not protect adequately against declines in the price of gold. In addition, although a hedging program could protect us from a decline in the price of gold; it might also prevent us from benefiting fully from price increases. For example, as part of a hedging program, we could be obligated to sell gold at a price lower than the then-current market price.

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

We are subject to litigation risks.

All industries, including the mining industry, are subject to legal claims, with and without merit. We are currently involved in litigation relating to crop compensation. We believe this action is frivolous and entirely without merit, and we are vigorously defending against this action on numerous grounds. We are also involved in various routine legal proceedings incidental to our business. Defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding could have a material effect on our future financial position and results of operations.

Operational Risks

We are subject to a number of operational hazards that can delay production or result in liability to us.

Our activities are subject to a number of risks and hazards including:

•	power shortages;

•	mechanical and electrical equipment failures;

•	parts availability;

•	unexpected changes in ore grades;

•	unexpected changes in ore chemistry and gold recoverability;

•	environmental hazards;

•	discharge of pollutants or hazardous chemicals;

•	industrial accidents;

•	labor disputes and shortages;

•	supply and shipping problems and delays;

•	shortage of equipment and contractor availability;

•	unusual or unexpected geological or operating conditions;

•	cave-ins of underground workings;

•	slope failures and failure of pit walls or dams;

•	fire;

•	marine and transit damage and/or loss;

•	changes in the regulatory environment;

•	delayed or restricted access to ore due to community interventions; and

•	natural phenomena such as inclement weather conditions, floods, droughts and earthquakes.

These or other occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, delayed production, monetary losses and possible legal liability. Satisfying such liabilities could be very costly and could have a material adverse effect on our financial position and results of operations.

Our mining operations are subject to numerous environmental laws, regulations and permitting requirements and bonding requirements that can delay production and adversely affect operating and development costs.

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

A portion of our Dunkwa property and portions of our Wassa property, as well as some of our exploration properties in Ghana, are located within forest reserve areas. Although Dunkwa and Wassa have been identified by the Government of Ghana as eligible for mining permits, subject to normal procedures and a site inspection, permits for projects in forest reserve areas may not be issued in a timely fashion, or at all, and such permits may contain special requirements with which it is burdensome or uneconomic to comply.

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

Developing our pit at Dumasi will require us to implement a resettlement action plan and reach agreements with the residents that live close to the pit. These negotiations could be difficult or unsuccessful and may materially affect our ability to access these mineral reserves and mineral resources.

Due to an increased level of non-governmental organization activity targeting the mining industry in Ghana, the potential for the Government of Ghana to delay the issuance of permits or impose new requirements or conditions upon mining operations in Ghana may increase. Any changes in the Government of Ghana’s policies may be costly to comply with and may delay mining operations. The exact nature of other environmental control problems, if any, which we may encounter in the future cannot be predicted, primarily because of the changing character of environmental requirements that may be enacted within the various jurisdictions where we operate.

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

Mine development projects, including our recent development at Benso and Hwini-Butre, typically require a number of years and significant expenditures during the development phase before production is possible.

Development projects are subject to the completion of successful feasibility studies and environmental and socioeconomic assessments, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

•	estimation of mineral reserves and mineral resources;

•	mining rate, dilution and recovery;

•	anticipated metallurgical characteristics of the ore and gold recovery rates;

•	environmental and community considerations including resettlement, permitting and approvals;

•	future gold prices; and

•	anticipated capital and operating costs.

Estimates of proven and probable mineral reserves and operating costs developed in feasibility studies are based on reasonable assumptions including geologic and engineering analyses and might not prove to be accurate.

The management of mine development projects and start up of new operations are complex. Completion of development and the commencement of production may be subject to delays, as occurred in connection with the Bogoso sulfide expansion project. Any of the following events, among others, could affect the profitability or economic feasibility of a project:

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

•

government regulations and changes to existing regulations (including regulations relating to prices, royalties, duties, taxes, permitting, restrictions on production, quotas on exportation of minerals, protection of the environment and agricultural lands, including bonding requirements);

•	fluctuations in gold prices; and

•	accidents, labor actions and force majeure events.

Adverse effects on the operations or further development of a project could also adversely affect our business (including our ability to achieve our production estimates), financial condition, results of operations and cash flow.

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

Substantial expenditures are required to determine if a project has economically mineable mineralization. It could take several years to establish proven and probable mineral reserves and to develop and construct mining and processing facilities. Because of these uncertainties, we cannot assure you that current and future exploration programs will result in the discovery of mineral reserves, the expansion of our existing mineral reserves and the development of mines.

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

We are a holding company that conducts operations through foreign (principally Ghanaian) subsidiaries and joint ventures, and substantially all of our assets consist of equity in these entities. Accordingly, any limitation on the transfer of cash or other assets between the parent corporation and these entities, or among these entities, could restrict our ability to fund our operations efficiently, or to repay the convertible debentures or other debt. Any such limitations, or the perception that such limitations might exist now or in the future, could have an adverse impact on available credit and our valuation and stock price.

We are subject to changes in the regulatory environment where we operate which may increase our costs of compliance.

Our mining operations and exploration activities are subject to extensive regulation governing various matters, including:

•	licensing;

•	production;

•	taxes;

•	disposal of process water or waste rock;

•	toxic substances;

•	development and permitting;

•	exports and imports;

•	labor standards;

•	mine and occupational health and safety;

•	environmental protection and corporate responsibility, and

•	mine reclamation and closure plans.

Compliance with these regulations increases the costs of the following:

•	planning;

•	designing;

•	drilling;

•	operating;

•	developing;

•	constructing; and

•	closure, reclamation and rehabilitation.

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

As part of its periodic assessment of mine reclamation and closure costs, the Ghana Environmental Protection Agency (the “EPA”) reviews the adequacy of reclamation bonds and guarantees. In certain cases it has requested higher levels of bonding based on its findings. If the EPA were to require additional bonding at our properties, it may be difficult, if not impossible, to provide sufficient bonding given the current disruptions in the world financial markets. If we are unable to meet any such increased requirements or negotiate an acceptable solution with the Ghanaian government, our operations and exploration and development activities in Ghana may be materially adversely affected.

The Government of Ghana has the right to increase its interest in certain subsidiaries.

In accordance with the Minerals and Mining Act, 2006 (Act 703), the Government of Ghana has a 10% carried interest in the mineral operations of Ghanaian mining companies. The carried interest comes into existence at the time the government issues a mining license. As such, the Government of Ghana currently has a 10% carried interest in our subsidiaries that own the Bogoso/Prestea mine, the Wassa/HBB properties and the Prestea Underground property.

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

In addition, the Government of Ghana has recently announced it is considering increases in mineral royalty rates. Golden Star has paid a royalty rate of 3% of its revenues from Bogoso/Prestea and Wassa/HBB for the last three years, and any increase in the royalty rate would adversely affect our financial results.

We are subject to risks relating to exploration, development and operations in foreign countries.

Our assets and operations are affected by various political and economic uncertainties in the countries where we operate, including:

•	war, civil unrest, terrorism, coups or other violent or unexpected changes in government;

•	political instability and violence;

•	expropriation and nationalization;

•	renegotiation or nullification of existing concessions, licenses, permits, and contracts;

•	illegal mining;

•	changes in taxation policies (such as the temporary national stabilization levy imposed by the Government of Ghana in July 2009, which require payments equal to 5% of “profits before tax”);

•	unilaterally imposed increases in royalty rates;

•	restrictions on foreign exchange and repatriation; and

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

Our business, mining operations and exploration and development activities are subject to extensive Canadian, United States, Ghanaian and other foreign, federal, state, provincial, territorial and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, waste disposal, protection of the environment, reclamation, historic and cultural resource preservation, mine safety and occupational health, toxic substances, reporting and other matters, as well as accounting standards. Compliance with these laws, regulations and standards or the imposition of new such requirements could adversely affect operating and development costs, the timing of operations and the ability to operate and financial results.

Failure to maintain effective internal controls could have a material adverse effect on our business and share price.

Annually we are required to test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management and auditor assessments of the effectiveness of our internal control over financial reporting. Failure to maintain effective internal controls could have a material adverse effect on our business and share price.

Market Risks

The market price of our common shares has experienced volatility and could continue to do so in the future.

Our common shares are listed on the NYSE Amex, the Toronto Stock Exchange and the Ghana Stock Exchange. Companies with market capitalizations similar to ours have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in gold prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. Other factors unrelated to our performance that could have an effect on the price of our common shares include the following:

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

•

a substantial decline in our stock price that persists for a significant period of time could cause our securities to be delisted from NYSE Amex, the Toronto Stock Exchange and/or the Ghana Stock Exchange, further reducing market liquidity.

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

Golden Star is a Canadian corporation. A majority of our assets are located outside of Canada and the United States, and our head office is located in the United States. It might not be possible for investors to collect judgments obtained in Canadian courts predicated on the civil liability provisions of Canadian or U.S. securities legislation. It could also be difficult for you to effect service of process in connection with any action brought in the United States upon our directors and officers. Execution by United States courts of any judgment obtained against us, or any of the directors or executive officers, in the United States courts would be limited to our assets or the assets of such persons in the United States. The enforceability in Canada of United States judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the United States is doubtful.

There are certain U.S. federal income tax risks associated with ownership of Golden Star common shares.

Holders of our common shares or options to purchase our common shares or convertible debentures, referred to as “equity securities”, who are U.S. taxpayers should consider that we could be considered to be a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes. Although we believe that we were not a PFIC in 2009 and do not expect to become a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control, and can be subject to uncertainties, and we cannot assure you that we will not be a PFIC. We undertake no obligation to advise holders of our equity securities as to our PFIC status for any year.

If we are a PFIC for any year, any person who holds our equity securities who is a U.S. person for U.S. income tax purposes, referred to as a U.S. holder and whose holding period for those equity securities includes any portion of a year in which we are a PFIC generally would be subject to a special adverse tax regime in respect of “excess distributions.” Excess distributions include certain distributions received with respect to PFIC shares in a taxable year. Gain recognized by a U.S. holder on a sale or other transfer of our equity securities (including certain transfers that would otherwise be tax free) also would be treated as an excess distributions. Such excess distributions and gains would be allocated ratably to the U.S. holder’s holding period. For these purposes, the holding period of shares acquired either through an exercise of options or the conversion of convertible debentures includes the holder’s holding period in the option or convertible debt.

The portion of any excess distribution (including gains treated as excess distributions) allocated to the current year would be includible as ordinary income in the current year. The portion of any excess distribution allocated to prior years would be taxed at the highest marginal rate applicable to ordinary income for each such year (regardless of the taxpayer’s actual marginal rate for that year and without reduction by any losses or loss carryforwards) and would be subject to interest charges to reflect the value of the U.S. income tax deferral.

Elections may be available to mitigate the adverse tax rules that apply to PFICs (the so-called “QEF” and “mark-to-market” elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. The QEF and mark-to-market elections are not available to U.S. holders with respect to options to acquire our common shares or convertible debentures. We have not decided whether we would provide to U.S. holders of our common shares the annual information that would be necessary to make the QEF election.

Additional special adverse rules also apply to investors who are U.S. holders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC. Special adverse rules that impact certain estate planning goals could apply to our equity securities if we are a PFIC.

The conversion feature of the convertible debentures could limit increases in the trading price of our common shares.

The conversion price of the convertible debentures is $5.00 and represented a 72% premium over the closing price of our common shares on the NYSE Amex on February 23, 2010. In the event our share price is greater than the conversion price, this conversion feature may limit the increase in the price of our common shares, since any increase in the stock price above the conversion price will make it more likely that the convertible debentures will be converted, thereby exerting a downward pressure on the market price of the common shares.

The existence of outstanding rights to purchase or acquire common shares could impair our ability to raise capital.

As of February 23, 2010, there were options outstanding to purchase up to 6,644,898 common shares at exercise prices ranging from Cdn$1.02 to Cdn$9.07 per share. In addition, 1,477,579 additional common shares are available for issuance under our stock option plans. Furthermore, 25.0 million common shares are currently issuable upon conversion of the convertible debentures (additional shares may be issuable in certain circumstances). During the life of the options, convertible debentures and other rights, the holders are given an opportunity to profit from a rise in the market price of common shares, with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period such rights are outstanding could be adversely affected, and the existence of the rights could have an adverse effect on the price of our common shares. The holders of the options, convertible debentures and other rights can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.

Current global financial conditions may affect our ability to obtain financing and may negatively affect our asset values and results of operations.

Current global financial conditions have been characterized by increased volatility and several financial institutions have either gone into bankruptcy or have had to be rescued by governmental authorities. Access to public financing has been negatively impacted by both the rapid decline in value of sub-prime mortgages and the liquidity crisis affecting the asset-backed commercial paper market. These factors may affect our ability to obtain equity or debt financing in the future on favorable terms. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If such increased levels of volatility and market turmoil continue, our operations could be adversely impacted and the trading price of the common shares may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	DESCRIPTION OF PROPERTIES

MAPS OF OPERATIONS AND PROPERTIES

The maps below show the locations of Bogoso, Prestea, Wassa, Pampe, the HBB properties and Mampon in Ghana, and various exploration properties in other areas of West Africa. These properties are described in further detail below.

PROPERTY STATUS TABLE

The chart below summarizes information regarding our more significant properties, which are described in further detail below:

Property		Type of Interest	Expiry Date	Property size	2009 Status	Comments
Bogoso (Ghana)	Bogoso Mining Lease 1	Government granted mining leases held by a 90% owned subsidiary	8/20/2017	50 km2	Active	Mining stage
	Bogoso Mining Lease 2		8/15/2018	45 km2
Bogoso (Ghana)	Bogoso Prospecting License	Prospecting license (PL)	3/10/2004 Renewal under application	58.52 km2	Inactive	Exploration stage
Prestea (Ghana)	Prestea Mining Surface Lease	Government granted mining lease held by a 90% owned subsidiary	6/28/2031	115.5 km2	Active	Mining and development stage
Prestea Underground (Ghana)	Prestea Underground Mining Lease	Government granted mining lease held by a 81% beneficial interest	7/6/2031	115.5 km2 lies directly below Prestea surface lease	Active	Exploration stage
Wassa (Ghana)	Wassa Mining Lease	Government granted mining lease held by a 90% owned subsidiary	9/16/2022	52.89 km2	Active	Mining stage
Wassa Regional (Ghana)	Accra Newtown	Prospecting license	5/6/2009 Renewal under application	15.68 km2	Active	Exploration stage

	Adaase	Prospecting license	12/15/2009 Renewal under application	45.6 km2		Exploration stage

	Ateiku-Twifo	Reconnaissance license (RL)	1/5/2010	39.7 km2		Exploration stage

	Dwaben (Safric)	Reconnaissance license	2/7/2007 Renewal under application	24.05 km2		Exploration stage
Dunkwa-Asikuma (Ghana)		Prospecting license	12/20/2008 Renewal under application	66 km2	Active	Development stage

Property		Type of Interest	Expiry Date	Property size	2009 Status	Comments
Dunkwa-Mansiso (Ghana)		Prospecting license	9/3/2009 Renewal under application	56 km2	Active	Exploration stage
Akropong (Ghana)	Alkebulan	Prospecting license	7/15/2006 Renewal under application	25.04 km2		Exploration stage

	Joset	Prospecting license	11/15/2008 Renewal under application	40.25 km2	Active	Exploration stage

	Moseaso	Prospecting license	1/10/2010 Renewal under application	43.2 km2	Active	Exploration stage

	Kobra-Riyadh East	Reconnaissance license	PL	138 km2		Exploration stage
application under processing
Pampe	Pampe Mining Lease	Mining lease	6/3/2012	50 km2	Active	Mining and Exploration stage
Hwini-Butre (Ghana)		Mining lease	1/10/2012	40 km2	Active	Mining and Exploration stage
Manso (Ghana)		3 Prospecting licenses and joint venture agreements	Various	221.07 km2	Active	Exploration stage
Benso – Subriso Block (Ghana)		Mining lease	9/26/2011	20.38 km2	Active	Mining and Exploration stage
Benso- Amantin & Chichiwelli Blocks (Ghana)		Prospecting license	11/18/2010 Renewal under application	22.46 km2	Active	Exploration stage

Property		Type of Interest	Expiry Date	Property size	2009 Status	Comments
Ghana Regional	Abura	Reconnaissance license – joint venture	9/18/2007 Conversion to PL in advanced stage	129.05 km2	Active	Exploration stage

	Adubrim	Reconnaissance license	12/3/2008 Renewal under application	85.17 km2

	Afranse	Prospecting license – joint venture	7/24/2009 Renewal under application	77.46 km2

	Hotopo	Reconnaissance licence- joint venture	12/19/2008 Renewal under application	18.06 km2

	Oseneso	Prospecting license – joint venture	9/7/2008 Renewal under application	66.21 km2

	Apowa	Reconnaissance license	Under application	99.9 km2
Côte d’Ivoire Regional	Amelekia	Exploration license	8/10/2010	810.05 km2	Active	Exploration stage

	Abengourou	Exploration license	8/10/2010	998.03 km2

	Agboville	Exploration license	8/10/2010	999.7 km2

Property		Type of Interest	Expiry Date	Property size	2009 Status	Comments
Mano JV	Sonfon South	Mano River Resources Inc	8/18/2010	153 km2	Active	Exploration stage
(Sierra Leone)

Property		Type of Interest	Expiry Date	Property size	2008 Status	Comments
Burkina Faso	Goulagou	Agreement allow earning up to 90%	11/11/2011	185.25 km2	Active	Optioned to Riverstone Resources Inc.

	Rounga	Agreement allow earning up to 90%	11/13/2012	240 km2		Optioned to Riverstone Resources Inc.

	Youba	Agreement allow earning up to 90%	10/17/2011	61.75 km2		Optioned to Riverstone Resources Inc. Formerly part of the optioned Goulagou permit

	Tougou	Exploration Permit – 100% held by GSE-BF (GSR subsidiary)	8/21/2011	128 km2		Exploration stage

	Bangodo	Exploration Permit – 100% held by GSE-BF (GSR subsidiary)	10/17/2011	249.77 km2		Exploration stage

	Kampouaga	100 % held by GSE-BF (GSR Subsidiary)	10/17/2011	243.99 km2		Exploration stage
Niger	Deba	Exploration Permit – 100% held by GSE-Niger (GSR subsidiary)	12/27/2010	550 km2	Active	JV with AMI Resources Inc who are earning into properties

	Tialkam	Exploration Permit – 100% held by GSE-Niger (GSR subsidiary)	12/27/2010	372 km2

MINING IN GHANA

Ghanaian Ownership and Special Rights

Ghana is situated on the west coast of Africa, approximately 600 kms north of the Equator on the Gulf of Guinea. Accra, the capital city of Ghana, is located almost exactly on the Prime Meridian. The former British colony changed its name from the Gold Coast to Ghana on achieving independence on March 6, 1957. Ghana is now a republic with a population of approximately 24 million people and a democratically elected government. English remains the official and commercial language.

The total land area of the country is approximately 238,000 square kilometers and the topography is relatively flat. Ghana has a tropical climate with two rainy seasons and two dry seasons each year particularly in the western region where Golden Star Resources has its two operations.

Rights to explore and develop a mine are administered by the Minister of Lands and Natural Resources, through the Minerals Commission, a governmental organization designed to promote and regulate the development of Ghana’s mineral wealth in accordance with the Minerals and Mining Act of 2006 (Act 703), which came into effect in March 2006 (“The 2006 Act”).

A company or individual can apply to the Minerals Commission for a renewable exploration license granting exclusive rights to explore for a particular mineral in a selected area for an initial period not exceeding three years. When exploration has successfully delineated a Mineral Reserve, an application may be made to the Minerals Commission for conversion to a mining lease, granting a company the right to produce a specific product from the concession area, normally for a period of 20 to 30 years or a lesser period that may be agreed upon with the applicant.

The 2006 Act requires that any person who intends to acquire a controlling share of the equity of any mining company that has been granted a mining lease, must first give notice of its intent to the Government and obtain its consent prior to acquiring a controlling share.

Under the 2006 Act, the Government of Ghana holds a 10% free-carried interest in all companies that hold mining leases. The 10% free carried interest entitles the Government to a pro-rata share of future dividends. The Government has no obligation to contribute development capital or operating expenses. GSBPL and GSWL owe $496 million and $155 million, respectively, to Golden Star or its subsidiaries as of December 31, 2009 for past advances and interest on these advances, and these amounts would be repaid before payment of any dividends.

Under the 2006 Act, the Government of Ghana is empowered to acquire a special or golden share in any mining company. The special share would constitute a separate class of shares with such rights as the Government and the mining company might agree. Though deemed a preference share, it could be redeemed without any consideration or for a consideration determined by the Company and payable to the holder on behalf of the Republic.

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

•	it would not confer a right to participate in the dividends, profits or assets of the company or a return of assets in a winding up or liquidation of the company;

•	the holder of a special share may require the company to redeem the special share at any time for no consideration or for a consideration determined by the company

GSBPL and GSWL have not issued, nor to date been requested to issue, a special share to the Government of Ghana.

The Government of Ghana has a pre-emptive right to purchase all gold and other minerals produced by mines in Ghana. The purchase price would be agreed by the Government of Ghana and the mining company, or the price established by any gold hedging arrangement between the company and any third party approved by the Government, or the publicly quoted market price prevailing for the minerals or products as delivered at the mine or plant where the right of preemption was exercised. The Government of Ghana has agreed to take no preemptive action pursuant to its right to purchase gold or other minerals so long as mining companies sell gold in accordance with certain procedures approved by the Bank of Ghana.

Ghanaian Royalty Requirements

The holder of a mining lease is required to pay quarterly a royalty of not less than 3% and not more than 6% of gold revenues. The Government of Ghana determines the royalty percentage each year based on the ratio that our operating margin bears to the value of gold produced from a mining lease in that year.

Based on the Mineral Royalty Regulation currently in force, the royalty is 3% when the operating ratio is 30% or less, and increases 0.075% for each 1% increase in operating ratio until it reaches a maximum of 6% at an operating ratio of 70%. In 2009, 2008 and 2007 the royalty rate for GSBPL was 3% of revenues and GSBPL paid $5.4 million, $4.5 million and, $2.6 million, respectively. The royalty payments from GSBPL have not exceeded 3% per annum in any year. GSWL paid a 3% royalty of $7.3 million, $3.3 million and $2.7 million in 2009, 2008 and 2007, respectively.

During 2009, the Government of Ghana announced its intention to increase mining royalty rates as part of a general review of national revenue sources. It is unclear when and how this will be implemented.

Ghanaian Environmental Regulations

Environmental matters in Ghana, including those related to mining, fall under the oversight of the Environmental Protection Agency (“EPA”), with some responsibilities lying with the Minerals Commission. The EPA has rules and guidelines that govern environmental and socioeconomic impact statements, environmental management plans, mine operations, the quality of water discharges to the receiving environment, and mine closure and reclamation, among others to which our operations are subject. Additional provisions governing surface uses by our stakeholders are provided in the 2006 Mining Act.

In 2005, pursuant to a reclamation bonding agreement between the EPA and GSWL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements, we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. Pursuant to a further bonding agreement between the EPA and GSBPL, we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements, we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit. In 2008, the bond was increased by $0.5 million to cover the Pampe mining site.

In 2008, the EPA required Bogoso/Prestea to resubmit their Environmental Management Plan (“EMP”) with an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the reclamation and closure cost estimate and the EMP was submitted to the EPA in February, 2009. The EPA requested payment of fees associated with the issuance of the certificate, which was completed. Bogoso/Prestea has completed all the legal requirements and is waiting for the EPA to issue the environmental certificate.

In 2009, the EPA required Wassa to resubmit their EMP with an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to review the reclamation and closure cost estimate and the EMP was submitted to the EPA in September 2009. A letter from the EPA was subsequently received with comments and Wassa was asked to incorporate the comments and submit the required number of copies to the EPA. The document is under revision for submission.

Reclamation activities were ongoing at both Wassa and Bogoso/Prestea during 2009 to rehabilitate disturbed lands and reduce some of the long-term liabilities including re-profiling waste dumps, capping hard rock with oxide materials, topsoil spreading and planting for both slope stabilization and long-term rehabilitation. Our consolidated reclamation expenditures totaled $2.0 million, $1.2 million and $0.9 million respectively in 2009, 2008 and 2007. We believe all our operations in Ghana are currently in substantial compliance with all environmental requirements.

Environmental Laws and Regulations

All phases of our operations are subject to environmental laws and regulations in the various jurisdictions where we operate. These regulations may define, among other things, air and water quality standards, waste management requirements, and mine closure and land rehabilitation obligations. In general, environmental legislation is evolving to require stricter operating standards, more detailed social and environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees for social responsibility and health and safety. However, changes in environmental regulations could affect the way we operate, resulting in higher environmental and social operating costs that may affect the viability of our operations. In the past year in particular, we have noted a trend toward increasing environmental requirements.

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

•	worked with our employees so that they understand and accept environmental and social policies and procedures as a fundamental part of the business;

•	signed and implemented the International Cyanide Management Code (“the Code”) and attained substantive compliance for both the Bogoso/Prestea and Wassa operations;

•	signed and publicly stated our support for the UN Global Compact and completed our communications on progress (COP);

•

established, and continue to improve operating standards and procedures that aim to meet or exceed requirements in relevant laws and regulations, the commitments made in our environmental impact statements, environmental and socioeconomic management plans, rehabilitation and closure plans and any international protocols to which we are a signatory;

•	incorporated environmental and human rights performance requirements into all relevant contracts;

•	provided training to employees and contractors in environmental matters;

•	regularly prepared, reviewed, updated and implemented site-specific environmental management and rehabilitation and closure plans;

•	worked to progressively rehabilitate disturbed areas in conformance with the site-specific environmental management and rehabilitation and closure plans;

•	consulted local communities and regulators to provide us with input to our environmental management policies and procedures;

•	regularly reviewed our environmental performance; and

•	publicly reported our social, health, safety, and environmental performance.

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

Our mining, processing, development and mineral exploration activities are subject to various laws governing prospecting, development, production, taxes, labor standards, occupational health and safety, land claims of local people and other matters. New rules and regulations may be enacted or existing rules and regulations may be modified and applied in a manner that could have an adverse effect on our financial position and results of operations.

CORPORATE SOCIAL RESPONSIBILITY

In keeping with our health and safety, environmental, community relations and human rights policies, we strive at all times to conduct our business as a responsible corporate citizen. We believe our ongoing success in Ghana depends on our continuing efforts to build good relations with our local stakeholder communities and by incorporating broader stakeholder comments and addressing their concerns in our developing projects and ongoing operations. We believe our success as an employer, as a neighbor and as an important part of the local economy is furthered by contributing to the diversification of the local economy with projects such as our Oil Palm Project and by our support of community-driven improvement projects through our Development Foundation. During 2009, the Development Foundation worked with our local Community Mine Consultation Committees to fund and sponsor several community–driven projects including a medical clinic, continuing scholarships for local students, nurses quarters, a clinic refurbishment, supplying of medical equipment in partnership with Project C.U.R.E., school buildings and community electrification projects.

Our Oil Palm Project continued to advance during 2009 and now has over 700 hectares under cultivation. Our second set of plantation plots were handed over resulting in a total of 132 families now each having 4 hectares of oil palm plantation.

In our efforts to promote transparency in governance, we continue to work with the Extractive Industry Transparency Initiative and throughout 2009 we published our payments to government (e.g. taxes, royalties, fees). We furthered our work in human rights and against child and forced labor with an extensive training program within GSR and expressed our support of human rights in letter outlining our commitment and training material that were sent to the to our major suppliers.

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

There are two ore processing facilities at Bogoso/Prestea, and open pit mining methods are employed. Ore is hauled by truck from the pits to the processing plants. Equipment and facilities include a nominal 1.5 million tonne per annum oxide ore processing plant, a nominal 3.5 million tonne per annum sulfide ore processing plant, a fleet of haul trucks, loaders, drills and mining support equipment. In addition, there are numerous ancillary support facilities including warehouses, maintenance shops, roadways, administrative offices, an employee residential complex, power and water supply systems, a medical clinic, and a tailings disposal facility.

We acquired Bogoso in 1999 and Prestea in 2001. Bogoso/Prestea gold sales totaled 120,216 ounces in 2007, 170,499 in 2008 and 186,054 in 2009. See the “Operating Results for Bogoso/Prestea” section below for additional details on historical production and operating costs. In addition to the Bogoso/Prestea complex described above, Bogoso/Prestea assets include the following non-operating properties:

Mampon—The Mampon deposit is located approximately 35 kilometers north of the Bogoso processing plant. Mampon is an undeveloped gold deposit with, as of December 31, 2009, an estimated 1.2 million tonnes of Probable Mineral Reserves at an average gold grade of 5.24 g/t, which we plan to mine by open pit mining methods. It is expected that Mampon ore will be hauled by truck to the Bogoso processing plants when mining is initiated here.

Pampe—The Pampe deposit is located approximately 19 kilometers west of the Bogoso processing plants. As at December 31, 2009 we have estimated a Probable Mineral Reserve of 1.5 million tonnes at an average gold grade of 3.53 g/t. Pampe was mined during 2007 and 2008 but has been placed on a care and maintenance since then. We expect to resume mining at Pampe once mining is initiated at Prestea South so that Pampe oxide ore will be blended with the Prestea South oxide ore.

Prestea South—This property, located 20 km south of the Bogoso/Prestea processing plants, is discussed in more detail below under the DEVELOPMENT PROPERTIES section.

Prestea Underground—This property is discussed in more detail below under the EXPLORATION STAGE PROPERTIES IN GHANA section.

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

Mineral Reserves at Bogoso/Prestea

At December 31, 2009, Bogoso/Prestea had Proven and Probable Mineral Reserves, including the Probable Mineral Reserves at Prestea South, Mampon and Pampe, of 31.2 million tonnes grading 2.74 g/t containing approximately 2.75 million ounces of gold before any reduction for recovery losses and the Government of Ghana’s 10% minority interest. See the Proven and Probable Mineral Reserves table and the Non-Reserves – Measured and Indicated Mineral Resource table in Item 1 of this Form 10-K.

Operating Results for Bogoso/Prestea

The following tables show historical operating results:

BOGOSO/PRESTEA OPERATING RESULTS	2009	2008	2007
Ore mined refractory (t)	2,940,822	2,604,639	1,427,958
Ore mined non-refractory	—	140,036	928,621
Total ore mined (t)	2,940,822	2,744,675	2,356,579
Waste mined (t)	14,929,249	19,464,979	18,515,851
Refractory ore processed (t)	2,887,400	2,736,379	1,640,318
Refractory ore grade (g/t)	2.78	2.82	2.44
Gold recovery – refractory ore (%)	70.7%	66.5%	52.1%
Non-refractory ore processed (t)	—	359,669	1,429,309
Non-refractory ore grade (g/t)	—	2.38	2.04
Gold recovery – non-refractory ore (%)	0.0%	66.0%	73.3%
Gold sales (oz)	186,054	170,499	120,216
Total cash cost ($/oz)	735	863	788
Royalties ($/oz)	30	26	22
Cash operating cost ($/oz)	705	837	766

(1)	Gold sales are shown on a 100% basis, which represents our current beneficial interest in gold production and revenues. Once all capital has been repaid, the Government of Ghana would receive 10% of the dividends from the subsidiary owning Bogoso/Prestea.

(2)	The Bogoso/Prestea sulfide processing plant was placed in service in July 2007.

Exploration at Bogoso/Prestea

During 2009, Bogoso/Prestea area exploration activities focused on drilling VTEM geophysical targets and testing extensions of gold mineralization in proximity to the operating pits. The VTEM targets were ranked based on favorable geology and structure coinciding with zones of high conductivity. During 2009 we tested the two top ranked VTEM targets, which were near Chujah and Buesichem, and based on the 2009 results, plan follow-up drilling on the Buesichem target in 2010. We also plan to drill test other Bogoso/Prestea VTEM targets over the next few years.

Bogoso/Prestea Outlook for 2010

During 2010 we expect that the Bogoso sulfide plant will continue to process refractory sulfide ores from the pits at Bogoso/Prestea. The Bogoso oxide plant may process sulfide ores, if needed, to maintain optimum sulfide concentrate feed to the Bogoso sulfide biox reactors. We expect Bogoso/Prestea will produce approximately 200,000 ounces of gold in 2010 from sulfide ores at an average cash operating cost of approximately $650 per ounce.

The Wassa Gold Mine

Overview of the Wassa Gold Mine

We own and operate the Wassa gold mine located approximately 35 kilometers east of Bogoso/Prestea in southwest Ghana. The property was acquired in 2001 from a former owner who had operated Wassa as a heap leach gold mine. The property, as now constituted, includes a series of open-pits, a nominal 3.0 million tonne per annum CIL processing plant with its crushing and grinding circuits, a fleet of mining equipment, ancillary facilities including an administration building, a warehouse, a maintenance shop, a stand-by power generating facility and an employee residential complex. We completed construction of the CIL processing plant in early 2005, and the plant was placed in commercial service on April 1, 2005.

Wassa also owns and operates the Hwini-Butre and Benso mines located 80 and 50 km, respectively, south of Wassa. In the third quarter of 2008, following completion of a 50 km haul road, we started mining at Benso and began hauling its ore to Wassa for processing. In May 2009, following completion of a 30 km road extension, the Hwini-Butre mine began trucking ore to the Wassa processing plant. The Benso and Hwini-Butre mines include multiple open pits at both locations as well as mining equipment, equipment repair shops, warehouses and other ancillary support equipment and buildings.

Geology at Wassa

Wassa lies within the Eburnean Tectonic Province in the West African Precambrian Shield. The Proterozoic rocks that comprise most of the West African craton and host the major gold mineralization in Ghana are subdivided into meta-sedimentary and volcanic rocks of the Birimian and Tarkwaian sequences. Wassa is hosted within the same Birimian volcano-sedimentary greenstone package as Bogoso/Prestea. However, Wassa is situated on the southeastern flank of the Ashanti Belt while Bogoso and Prestea occur along the northwestern flank.

Mineral Reserves at Wassa

As at December 31, 2009 Wassa, including the HBB properties, had Proven and Probable Mineral Reserves of 17.1 million tonnes with an average grade of 1.79 g/t containing approximately 0.99 million ounces of gold before recovery losses and any reduction for the Government of Ghana’s 10% minority interest. See the Proven and Probable Mineral Reserves table and the Non-Reserves – Measured and Indicated Mineral Resource table in Item 1 of this Form 10-K.

Operating Results for Wassa

The following table displays historical operating results at Wassa.

WASSA/HBB OPERATING RESULTS	2009	2008	2007
Ore mined (t)	2,222,511	2,885,985	3,091,292
Waste mined (t)	16,708,312	7,416,516	8,125,132
Ore a processed (t)	2,652,939	3,187,230	3,752,376
Grade processed (g/t)	2.76	1.33	1.17
Recovery (%)	95.3%	93.6%	92.0%
Gold sales (oz)	223,848	125,427	126,062
Total cash cost ($/oz)	479	580	444
Royalties ($/oz)	33	26	(21)
Cash operating cost ($/oz)	447	554	465

Exploration at Wassa

Wassa’s 2009 exploration activities focused on expanding reserves in the Wassa main pit and the development of new deeper ore zones at the SAK pits during 2009 which resulted in a decision to deepen the SAK 1 pit in 2010 to access the new-found reserves. Later in 2009, drilling proceeded to test various targets around the Benso mining operations and near the Hwini Butre mine operations.

Wassa Outlook for 2010

Wassa/HBB is expected to produce approximately 200,000 ounces in 2010 at an average cash operating cost of approximately $520 per ounce.

DEVELOPMENT PROPERTIES

Prestea South Properties

The Prestea South project is located on the Ashanti Trend, southwest of the town of Prestea and approximately 20 kilometers southeast of the Bogoso processing plants. Gold mineralization is associated with the same Ashanti Trend fault structure that continues to the north through our Bogoso and Prestea properties. While various sections of the mineral resources at Prestea South were mined by prior owners using underground methods, the surface oxide mineral resources have not been extensively mined, and there are sulfide mineral resources accessible by open pit mining. Our exploration efforts in recent years have identified several deposits along this trend which can be mined by surface mining methods.

We received mining permits for this area in 2008 and subsequently applied for environmental permits. We expect to initiate development at Prestea South, including its 20 kilometer haul road, once the environmental permits are received. The Prestea South oxide ore will be transported to Bogoso and processed through the Bogoso oxide plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide plant.

As of December 31, 2009, the Prestea South properties had total Proven and Probable Mineral Reserves of 4.6 million tonnes grading 2.58 g/t containing approximately 0.38 million ounces before any reduction for the Government of Ghana’s 10% minority interest. Prestea South Mineral Reserve estimates have been adjusted to reflect our estimate of the ore illegally removed.

EXPLORATION STAGE PROPERTIES IN GHANA

Prestea Underground

The Prestea Underground is an inactive underground gold mine located to the south of Bogoso and adjacent to the town of Prestea. The property consists of two useable access shafts and extensive underground workings and support facilities. Access to the mine site is via a paved road from Tarkwa and Accra maintained by the Government of Ghana.

From the 1870’s to 2002 when mining ceased following an extended period of low gold prices, the Prestea Underground operations produced approximately nine million ounces of gold, the second highest production of any mine in Ghana. The underground workings are extensive, reaching depths of approximately 1,450 meters and extending along a strike length of approximately nine kilometers. Underground workings can currently be accessed via two surface shafts, one near the town of Prestea (Central Shaft) and a second approximately four kilometers to the southwest at Bondaye.

GSBPL now holds a 90% ownership in the Prestea Underground with the Government of Ghana holding a 10% ownership in Prestea Underground as well as its 10% holding in GSBPL, resulting in an 81% beneficial ownership by Golden Star.

Exploration activities at the Prestea Underground in 2009 were limited to desktop review of additional drilling targets. We continue to dewater the Prestea Underground, and we are refurbishing the Central Shaft and assessing services on 12, 17 and 24 level.

Geology of Prestea Underground

The Prestea Underground deposits are located along the same Ashanti Trend structure as are our Bogoso deposits a few kilometers to the north and our Prestea South deposits a few kilometers to the south with most of the gold mineralization found in a narrow tabular fault zone which dips steeply to the northwest.

Akropong Trend Properties

The Akropong properties are located along a fault structure which roughly parallels the Ashanti Trend and is located approximately 20 kilometers to the west of our Bogoso processing plant. Our 2009 exploration programs tested several targets along this trend with further rotary air blast drilling being planned for 2010. If this exploration is successful we would look at trucking this material to our Bogoso processing plant as we had been doing with ore from Pampe, located on the southern end of these properties. We also intend to test the down dip high grade portions of the Pampe deposit, below the current open pit designs, in 2010. These targets would be amenable to underground mining methods should we intersect grades and thicknesses of economic viability.

Dunkwa Properties

The Dunkwa Properties, which are located directly north of our Bogoso Mining lease, consist of two prospecting licenses, Mansiso and Asikuma, the latter hosting our Mampon ore deposit.

The Mansiso and Asikuma concessions were both flown as part of the 2008 VTEM airborne geophysical survey. The chargeability response from this survey has enhanced the understanding of the major structures running through the property and several new targets have been identified, some of which were explored in 2009. We continue to follow up on targets generated by this geophysical survey and have plans to drill the Opon East anomaly which we identified in 2009. Deeper exploration drilling to test the high grade down plunge extension of the Mampon deposit has also been budgeted for 2010.

OTHER EXPLORATION STAGE PROPERTIES IN AFRICA

African Aura Mining (Mano River) Joint Venture, Sierra Leone

There was minimal activity at the Sonfon project during 2009. Field activities were restarted in late 2009 and will carry over into 2010 when we plan to conduct additional geophysical surveys and drilling programs. Drilling targets will follow up on any geophysical anomalies delineated from the survey as well as on significant results intersected during the initial diamond drilling campaign in 2008.

During 2009 our cumulative life-to-date exploration expenditures at Sonfon reached $2 million which, per terms of the joint venture agreement, earned Golden star a 51% interest in the Sonfon property.

Cote d’Ivoire

The 2009 exploration programs focused on our Amélekia and Abengourou concessions located in the southeastern portion of Cote d’Ivoire adjacent to the Ghanaian border along northeast trending structures located to the west of the Sefwi greenstone belt in Ghana. Late in 2009 we initiated an infill soil sampling program over the two previously defined soil anomalies on the Amelekia concession. This program will carry over into 2010, and once completed, we plan to follow up on any gold in soil anomalies with first pass rotary air blast drilling.

Burkina Faso

We hold a 90% beneficial interest in the Goulagou and adjoining Rounga gold properties, with a local Burkina Faso partner owning a 10% interest. The Government of Burkina Faso will receive a statutory 10% carried interest upon the granting of a mining lease. The two properties are located approximately 100 kilometers west of Ouagadougou, the capital city of Burkina Faso, and 20 kilometers north of the city of Ouahigouya. Drilling programs carried out by the prior owner and its predecessors identified several areas of gold mineralization including two parallel zones on the Goulagou property – the Goulagou I and II deposits.

In October 2007, we granted Riverstone Resources Inc. (“Riverstone”) an option to purchase the Goulagou and Rounga concessions. Exploration programs in 2009 were managed and implemented by Riverstone and mainly consisted of infill reverse circulation drilling on the Goulagou concession. We expect that Riverstone will continue its exploration efforts during 2010.

In addition to the Goulagou and Rounga concessions, Golden Star Burkina Faso also holds three other licenses which preliminary reconnaissance exploration work was carried out on in late 2009. Results from this first pass prospection will determine how we proceed with these properties in 2010.

Deba and Tialkam Projects, Niger

Our interest in the Deba and Tialkam gold properties in Niger were optioned to AMI Resources in 2009, which is earning into the property.

EXPLORATION STAGE PROPERTIES IN SOUTH AMERICA

Saramacca Property

The Saramacca property, located in Suriname, consists of three concessions totaling 536 square kilometers. The area is underlain by lower Proterozoic greenstone rocks of the Paramaka and Armina formations which also host IamGold’s Gross Rosebel Mine and Newmont’s Nassau gold project. During 2009, Newmont earned a 51% interest in the Saramacca project by spending $6 million on exploration expenditures and has taken over management of the programs. In November 2009, we entered into an agreement to sell our interest in the Saramacca joint venture to Newmont for approximately $8.0 million. Proceeds of the sale have been put in escrow pending the receipt of required governmental approvals and certain additional customary conditions.

French Guiana

Activities in French Guiana remained on a care and maintenance basis during 2009 waiting on the French Governments finalization of the “new Mining Scheme”. All of our concession renewals and applications have remained in a state of suspension as the new legislation is yet to be approved.

In November 2009, we entered into a settlement agreement in respect of the outstanding litigation regarding the Paul Isnard properties in French Guiana, pursuant to which the rights to those properties are to be transferred to us, subject to receiving the required governmental approvals. Also in November 2009, we entered into an agreement to sell our rights, title and interest in the Bon Espoir, Iracoubo Sud and Paul Isnard properties in French Guiana for approximately $2.1 million.

Brazil

Several potential joint venture earn-in opportunities were identified and new concessions were staked during 2009. We have farmed out several of our concessions in Minas Gerais and we are seeking partners for other projects in this area. Golden Star is focusing its 2010 exploration efforts in Northern Mato Grosso and we will also continue to evaluate prospective ground as well as farm-in or acquisition opportunities in other locations in Brazil as well.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common shares trade on the Toronto Stock Exchange (“TSX”) under the trading symbol “GSC”, on the NYSE Amex (formerly known as the American Stock Exchange) under the symbol “GSS” and on the Ghana Stock Exchange under the symbol “GSR”. As of February 23, 2010, 257,407,061 common shares were outstanding and we had 982 registered shareholders. On February 23, 2010, the closing price per share for our common shares as reported by the TSX was Cdn$3.04 and as reported by the NYSE Amex exchange was $2.91.

The following table sets forth, for the periods indicated, the high and low market closing prices per share of our common shares as reported by the TSX and the NYSE Amex.

	Toronto Stock Exchange		NYSE AMEX
2009	Cdn$ High	Cdn$ Low	$ High	$ Low
First Quarter	2.32	1.21	1.82	1.01
Second Quarter	2.53	1.50	2.33	1.20
Third Quarter	3.81	2.12	3.56	1.83
Fourth Quarter	4.59	3.19	4.39	2.96

	Toronto Stock Exchange		NYSE AMEX
2008	Cdn$ High	Cdn$ Low	$ High	$ Low
First Quarter	4.16	2.74	4.31	3.29
Second Quarter	3.85	3.28	3.80	2.64
Third Quarter	2.67	1.25	2.67	1.18
Fourth Quarter	1.75	0.56	1.57	0.46

We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Future dividend decisions will consider then current business results, cash requirements and our financial condition.

Performance Graph and Table

The following graph and table illustrates the cumulative total shareholder return on the common shares for the fiscal years ended December 31, 2004 through 2009, together with the total shareholder return of the S&P/TSX Composite Index, and the Amex Gold Bugs Index for the same period. The graph and table assumes an initial investment of Cdn$100 at December 31, 2004 and is based on the trading prices of the common shares for the periods indicated. Because we did not pay dividends on our common shares during the measurement period, the calculation of the cumulative total shareholder return on the common shares does not include dividends.

	2004	2005	2006	2007	2008	2009
Golden Star Resources Ltd.
Dollar Value	$100.00	$63.77	$71.23	$64.70	$25.38	$67.67
Annualized Return Since Base Year		(36.2)%	(15.6)%	(13.5)%	(29.0)%	(7.5)%
Return Over Previous Year		(36.2)%	11.7%	(9.2)%	(60.8)%	166.6%
S&P /TSX Composite Index
Dollar Value	$100.00	$118.08	$135.17	$122.84	$98.91	$110.48
Annualized Return Since Base Year		18.1%	16.3%	7.1%	(0.3)%	2.0%
Return Over Previous Year		18.1%	14.5%	(9.1)%	(19.5)%	11.7%
Amex Gold Bugs Index (1)
Dollar Value	$100.00	$124.55	$152.09	$156.10	$142.91	$173.64
Annualized Return Since Base Year		24.6%	23.3%	16.0%	9.3%	11.7%
Return Over Previous Year		24.6%	22.1%	2.6%	(8.4)%	21.5%

(1)	Prior to 2007, we utilized the Canadian Gold Index. This index is no longer published. For 2007 and afterward, we utilized the Amex Gold Bugs Index, which is comparable to the Canadian Gold Index.

RECENT SALES OF UNREGISTERED SECURITIES

No sales of unregistered securities occurred during 2009.

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

A particular US resident person may not be entitled to benefits under the Treaty if the “limitations of benefits” provisions of the Treaty apply to the particular US resident person. The limitation of benefits provisions under the Treaty are complex and US residents are advised to consult their own tax advisors in this regard.

Under the Treaty members of a limited liability corporation created under the limited liability company legislation in the U.S. and treated as a partnership or disregarded entity under US tax law (“LLC”) (and holders of interests in similarly fiscally transparent US entities) may be entitled to benefits under the Treaty in certain circumstances provided that the members of the LLC are taxed in the United States on any income, profits or gains earned through the LLC in the same way they would be if they had earned it directly. Note, the recently concluded Fifth Protocol to the Treaty will affect those shareholders that hold their shares through an LLC or other fiscally transparent or “hybrid” entity. If you utilize such entities to hold your common shares, then you consult your tax advisors about the impact of the Fifth Protocol on your holdings.

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

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

Holders of our common shares, or options to purchase our common shares, or convertible debentures (collectively, “Equity Securities”) who are U.S. taxpayers should consider that we could be considered to be a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes. Although we believe that we were not a PFIC for 2009, and do not expect to become a PFIC in 2010, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control, and can be subject to uncertainties, and we cannot assure you that we will not be a PFIC. We do not undertake any obligation to advise holders of our Equity Securities as to our PFIC status for any year. If we are a PFIC for any year, any holder of our Equity Securities who is a U.S. person for U.S. income tax purposes (a “U.S. Holder”) and whose holding period for those Equity Securities includes any portion of a year in which we are a PFIC generally would be subject to a special adverse tax regime in respect of “excess distributions.” Excess distributions include certain distributions received with respect to PFIC shares in a taxable year. Gain recognized by a U.S. Holder on a sale or certain other transfer of our Equity Securities (including certain transfers that would otherwise be tax free) also would be treated as excess distributions. Such excess distributions (including gains treated as excess distributions) would be allocated ratably to the U.S. Holder’s holding period. For these purposes, the holding period of common shares acquired through either an exercise of options or a conversion of debentures includes the holder’s holding period in those options, or convertible debentures. The allocation to the current year or to prior years in which we were not a PFIC would be includible as ordinary income in the current year. Allocations to prior years in which we were a PFIC would be taxed at the highest marginal rate applicable to ordinary income for each such year (regardless of the holder’s actual marginal tax rate for the taxable year, and without reduction for any losses or carryforwards) and would be subject to interest charges to reflect the value of the U.S. income tax deferral.

Elections may be available to mitigate the adverse tax rules that apply to PFICs (the so-called “QEF” and “mark-to-market” elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. We have not decided whether we would provide to U.S. Holders of our common shares annual information that would be necessary to make the QEF election. The QEF and mark-to-market elections are not available to U.S. Holders with respect to options to acquire our common shares or with respect to convertible debentures.

Additional special adverse rules also apply to investors who are U.S. Holders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC. Special adverse rules that could impact estate planning goals could apply to our Equity Securities if we are a PFIC.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with Canadian GAAP. Selected financial data derived in accordance with US GAAP has also been provided and should be read in conjunction with Note 26 to the financial statements. Reference should also be made to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Financial Condition

(Amounts in thousands except per share data)

	As of December 31
Canadian GAAP	2009	2008	2007	2006	2005
Working capital	$144,560	$1,651	$71,589	$28,258	$91,974
Current assets	219,496	91,973	145,826	90,534	132,789
Total assets	753,879	694,299	789,876	659,988	560,333
Current liabilities	74,936	90,322	74,237	62,276	40,815
Long-term liabilities	158,623	175,810	166,989	131,974	124,919
Shareholder’s equity	520,320	428,167	542,500	458,314	387,970

Canadian GAAP	For the Year Ended Dec 31 2009	For the Year Ended Dec 31 2008	For the Year Ended Dec 31 2007	For the Year Ended Dec 31 2006	For the Year Ended Dec 31 2005
Revenues	$400,739	$257,355	$175,614	$126,612	$93,841
Net income/(loss)	16,519	(119,303)	(35,290)	65,173	(17,801)
Net income/(loss) per share – basic	0.070	(0.506)	(0.154)	0.314	(0.124)

	As of December 31
US GAAP	2009	2008	2007	2006	2005
Working capital	$145,206	$1,651	$71,407	$21,383	$91,794
Current assets	220,142	91,973	146,599	90,534	132,789
Total assets	722,708	663,344	728,977	606,095	522,443
Current liabilities	74,936	90,322	75,192	69,151	40,815
Long-term liabilities	201,891	193,871	202,870	129,624	135,832
Shareholder’s equity	443,357	379,151	449,278	404,418	343,832

US GAAP	For the Year Ended Dec 31 2009	For the Year Ended Dec 31 2008	For the Year Ended Dec 31 2007	For the Year Ended Dec 31 2006	For the Year Ended Dec 31 2005
Revenues	$400,739	$257,355	$175,614	$128,690	$102,237
Net income/(loss)	(8,903)	(69,204)	(41,749)	57,875	(24,470)
Net income/(loss) per share – basic	(0.048)	(0.313)	(0.182)	0.279	(0.170)

Note: 2005 US GAAP figures have been restated to reflect the correction of the accounting treatment of warrants issued in currencies other than US$.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying audited consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian GAAP. For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 26 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to February 24, 2010.

OVERVIEW OF GOLDEN STAR

We are a Canadian federally–incorporated, international gold mining and exploration company producing gold in Ghana, West Africa. We also conduct gold exploration in other countries in West Africa and in South America. Golden Star Resources Ltd. was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation of South American Goldfields Inc., a corporation incorporated under the federal laws of Canada, and Golden Star Resources Ltd., a corporation originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd. Our principal office is located at 10901 West Toller Drive, Suite 300, Littleton, Colorado 80127, and our registered and records offices are located at 66 Wellington St. W, Suite 4200, P.O. Box 20, Toronto Dominion Bank Tower—Toronto Dominion Centre, Toronto, Ontario M5K 1N6.

We own controlling interests in several gold properties in southwest Ghana:

•

Through a 90% owned subsidiary, Golden Star (Bogoso/Prestea) Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. We have a nominal 3.5 million tonnes per year processing facility at Bogoso/Prestea that uses bio-oxidation technology to treat refractory sulfide ore (“sulfide plant”). In addition, Bogoso/Prestea has a carbon-in-leach processing facility next to the sulfide plant which is suitable for treating oxide ores (“oxide plant”). Bogoso/Prestea produced and sold 170,499 ounces of gold in 2008 and 186,054 ounces in 2009.

•

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine and carbon-in-leach processing plant (“Wassa”), located approximately 35 km east of Bogoso/Prestea. The design capacity of the carbon-in-leach processing plant at Wassa is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard to soft ore. GSWL also owns the Hwini-Butre and Benso concessions (the “HBB properties”) in southwest Ghana. The Benso mine began shipping ore to Wassa late in 2008, and the Hwini-Butre mine began shipping ore to Wassa in May 2009. The Hwini-Butre and Benso concessions are located approximately 80 and 50 km, respectively, by road south of Wassa. Wassa/HBB produced and sold 125,427 ounces of gold in 2008 and 223,848 ounces in 2009.

We also hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and hold exploration properties in South America.

All of our operations, with the exception of certain exploration projects, transact business in US dollars and keep financial records in US dollars. Our accounting records are kept in accordance with Canadian GAAP. Our fiscal year ends December 31. We are a reporting issuer or the equivalent in all provinces of Canada, in Ghana and in the United States and file disclosure documents with securities regulatory authorities in Canada and Ghana and with the United States Securities and Exchange Commission.

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

“Total cash cost per ounce” for a period is equal to “Cost of sales” for the period less mining related depreciation and amortization costs, accretion of asset retirement obligation costs and operations-related foreign currency gains and losses for the period, divided by the number of ounces of gold sold during the period.

“Cash operating cost per ounce” for a period is equal to “Total cash costs” for the period less royalties and production taxes, divided by the number of ounces of gold sold during the period.

The following table shows the derivation of these measures:

	For the year ended December 31, 2009
	Wassa	Bogoso/ Prestea	Combined
Mining operations costs	$98,858	$131,947	$230,805
Royalties	7,306	5,457	12,763
Costs (to)/from metals inventory	1,417	1,606	3,023
Mining related depreciation and amortization	71,291	42,983	114,274
Accretion of asset retirement obligations	818	1,347	2,165

Cost of sales—GAAP	$179,690	$183,340	$363,030
Less operations-related foreign exchange gains	(281)	(1,418)	(1,699)
Less inventory write-offs	—	(890)	(890)
Less mining related depreciation and amortization	(71,291)	(42,983)	(114,274)
Less accretion of asset retirement obligations	(818)	(1,347)	(2,165)

Total cash cost	$107,300	$136,702	$244,002

Less royalties and production taxes	(7,306)	(5,456)	(12,762)

Cash Operating Costs	$99,994	$131,246	$231,240

Ounces sold	223,848	186,054	409,902
Total cash cost per ounce	$479	$735	$595
Cash operating cost per ounce	$447	$705	$564

	For the year ended December 31, 2008
	Wassa	Bogoso/ Prestea	Combined
Mining operations costs	$71,271	$149,040	$220,311
Royalties	3,262	4,465	7,727
Costs (to)/from metals inventory	(1,153)	10,823	9,670
Mining related depreciation and amortization	29,111	31,333	60,444
Accretion of asset retirement obligations	385	393	778

Cost of sales—GAAP	$102,876	$196,054	$298,930
Less operations-related foreign exchange gains	(610)	(776)	(1,386)
Less inventory write-offs	—	(16,436)	(16,436)
Less mining related depreciation and amortization	(29,111)	(31,333)	(60,444)
Less accretion of asset retirement obligations	(385)	(393)	(778)

Total cash cost	$72,770	$147,116	$219,886

Less royalties and production taxes	(3,261)	(4,433)	(7,694)

Cash Operating Costs	$69,509	$142,683	$212,192

Ounces sold	125,427	170,499	295,926
Total cash cost per ounce	$580	$863	$743
Cash operating cost per ounce	$554	$837	$717

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

BUSINESS STRATEGY AND DEVELOPMENT

Our business and development strategy has been focused primarily on the acquisition of producing and development-stage gold properties in Ghana and on the exploration, development and operation of these properties. We have also pursued exploration activities in South America and in other countries in West Africa.

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

In late 2005, we acquired the HBB properties consisting of the Benso and Hwini-Butre properties. Benso development activities started in late 2007, and in the third quarter of 2008, we began trucking ore from the Benso mine to the Wassa plant for processing. Hwini-Butre development was initiated in the fourth quarter of 2008, and in May 2009 the Hwini-Butre mine began shipping ore to the Wassa plant for processing.

Our overall objective is to grow our business to become a mid-tier gold producer. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.

In addition to our gold mining and development activities, we actively explore for gold in West Africa and South America, investing approximately $15.8 million on such activities during 2008 and approximately $9.0 million during 2009. We are conducting regional reconnaissance projects in Ghana, Cote d’Ivoire and Sierra Leone and have drilled more advanced targets in Ghana, Niger and Burkina Faso. We are also evaluating gold properties in Brazil. See Item 2 – “Description of Properties” for additional details on our assets.

SIGNIFICANT TRENDS AND EVENTS DURING 2009

Gold Prices

Gold prices have generally trended upward during the last eight years, from a low of $260 per ounce in 2001 to a high of $1,213 per ounce in late 2009. Realized gold prices for our shipments averaged $978 per ounce during 2009 compared with $870 per ounce during 2008.

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

Higher Gold Output and Lower Cost Per Ounce at Wassa and Bogoso

The Benso and Hwini-Butre mines, which commenced mining operations late in 2008 and May 2009 respectively, provided 60% of the ore processed at Wassa during 2009. The higher grade ores from Benso and Hwini-Butre have resulted in a marked increase in Wassa’s gold sales and revenues compared with 2008. Wassa’s 2009 sales totaled 223,848 ounces, up from 125,427 ounces in 2008. The improved grade and resulting increase in ounces, along with lower power costs, reduced Wassa’s 2009 average cash operating costs per ounce to $447, down from an average of $554 in 2008.

Bogoso’s 2009 gold sales increased to 186,054 ounces, up from 170,499 ounces in 2008, on higher tonnes processed and better gold recoveries. In addition to the improved gold sales, Bogoso’s average cash operating costs fell to $705 per ounce, down from $837 per ounce in 2008. See the Results of Operations discussions below for additional details.

International Financial Reporting Standards

Golden Star has, since its inception, reported to security regulators in both Canada and the US using Canadian GAAP financial statements with a reconciliation to US GAAP. However, a change in SEC position in late 2009 will require that after 2010, Canadian companies such as Golden Star, that do not qualify as private foreign issuers, must file their financial statements in the US using US GAAP. We plan to continue using Canadian GAAP for US and Canadian filings in 2010 and will adopt US GAAP on January 1, 2011 for all subsequent US and Canadian filings. Canada has announced that it will continue to accept US GAAP financial statements.

Revolving Credit Facility

On May 1, 2009, we finalized an agreement for a revolving credit facility (the “Facility”) with Standard Chartered Bank. The Facility provides for a fully committed revolving credit line of $30 million, of which $15 million became immediately available at signing and an additional $15 million became available on July 30, 2009. As of December 31, there was $5.0 million drawn and outstanding on this new facility.

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

New Ghanaian National Stabilization Levy

At the end of July 2009, the Ghanaian government introduced a temporary levy (scheduled to end on December 31, 2010) on certain Ghanaian industries, including mining, brewing, banking, communications and insurance. The law requires that companies subject to the levy, which includes all of our Ghanaian subsidiaries, will pay an amount equal to 5% of “profits before tax”, as disclosed on the statements of operations prepared in accordance with Ghanaian GAAP. No adjustments are allowed to the taxable income as defined above. We incurred a total of $1.7 million of tax expense for this new tax during 2009.

Paul Isnard Project

The disputed title of the Paul Isnard property in French Guiana was resolved during the fourth quarter of 2009 allowing the transfer to Golden Star of 100 percent of the common shares of the French company that holds the exploration rights to Paul Isnard. All legal activity related to the disputed title have been dropped by both sides.

Sale of South American Assets

On November 30, 2009, we entered into an agreement to sell our interest in the Saramacca joint venture, which holds the Saramacca properties in Suriname, to its joint venture partner for approximately $8.0 million. Completion of the transaction is pending the receipt of required governmental approvals and certain additional customary conditions.

On November 18, 2009, we entered into a settlement agreement in respect of the outstanding litigation regarding the Paul Isnard properties in French Guiana, pursuant to which the rights to this property is to be transferred to us, subject to receiving the required governmental approvals. On November 19, 2009, we entered into an agreement to sell all of our rights, title and interest in the Bon Espoir, Iracoubo Sud and Paul Isnard properties in French Guiana for approximately $2.1 million, subject to government approval.

Equity Offering

On December 17, 2009, we closed an equity offering of 20 million common shares at a price of $3.75 per share resulting in $75.0 million in gross proceeds, or approximately $71.0 million in net proceeds after fees and offering expenses.

RESULTS OF OPERATIONS – 2009 COMPARED TO 2008

Consolidated Results

Our consolidated net income totaled $16.5 million or $0.070 per share for 2009 as compared to a net loss of $119.3 million or $0.506 per share, in 2008. The significant earnings improvement, as compared to 2008, was largely related to a $79.3 million improvement in mine operating margins which was the result of a 38.5%, or 113,975 ounce, increase in gold sales and a $108 per ounce increase in average realized gold price. An $8.3 million increase in tax benefits and $65.3 million reduction in impairment losses also contributed to the earnings improvement from 2008. A $64.1 million increase in cost of sales partially offset the improvements in gold sales, and gold price.

Bogoso’s gold sales improved by 9%, or 15,555 ounces mostly due to improved gold recoveries, and higher grade ores during 2009 from Wassa’s new Hwini-Butre and Benso mines (“HBB properties”) yielded a 78%, or 98,421 ounce, increase in Wassa’s gold sales. These higher ounces combined with the gold price improvements resulted in a 56% increase in gold revenues over 2008 levels. Bogoso’s cost of sales declined from 2008 levels, but the extra costs associated with the new HBB mining operations, resulted in increases in Wassa’s cost of sales, resulting in our overall increase in cost of sales. See additional discussion in the “Wassa Operations 2009 compared to 2008” section below.

Transfer of the HBB mining leases to Wassa in 2009 and improved operational performance at Wassa, which allowed release of deferred tax asset valuation allowances, provided the tax benefit.

SUMMARY OF FINANCIAL RESULTS	2009	2008	2007
Gold sales (oz)	409,902	295,927	246,278
Average realized price ($/oz)	978	870	713
Revenues ($ in thousands)	400,739	257,355	175,614
Cash flow provided by operations ($ in thousands)	104,615	30,043	6,670
Net income/(loss) ($ in thousands)	16,519	(119,303)	(35,290)
Net income/(loss) per share – basic ($)	0.070	(0.506)	(0.154)

Our 2009 general and administrative expense was down $1.1 million reflecting lower legal and tax audit costs than in 2008 and the cost cutting programs implemented in early 2009. Property holding costs are mostly the costs incurred in care and maintenance activities at the Prestea Underground which was deemed impaired and written off at the end of 2008. Higher derivative costs reflect the increased use of gold price derivatives during 2009 as compared to 2008. Most of the increase in interest expense was related to scheduled increases in accretion of the convertible debentures equity component.

Bogoso/Prestea Operations 2009 compared to 2008

Bogoso/Prestea gold shipments increased to 186,054 ounces in 2009 at an average price of $978 per ounce, up from 170,499 ounces in 2008 at an average price of $873 per ounce. The increase in gold recovery to 70.7% in 2009 from 66.5% in 2008 was the major factor in the gold sales improvement. While the Bogoso oxide plant processed refractory ore at various times during 2009, there was no non-refractory ore processed at Bogoso during the year. Oxide ore mining remained on stand-by at Pampe awaiting receipt of permits for Prestea South. Once Prestea South permits are issued, we expect to mine oxide ore from both Pampe and Prestea South in amounts sufficient to run the Bogoso oxide mill at capacity.

BOGOSO/PRESTEA OPERATING RESULTS	2009	2008	2007
Ore mined refractory (t)	2,940,822	2,604,639	1,427,958
Ore mined non-refractory	—	140,036	928,621
Total ore mined (t)	2,940,822	2,744,675	2,356,579
Waste mined (t)	14,929,249	19,464,979	18,515,851
Refractory ore processed (t)	2,887,400	2,736,379	1,640,318
Refractory ore grade (g/t)	2.78	2.82	2.44
Gold recovery – refractory ore (%)	70.7%	66.5%	52.1%
Non-refractory ore processed (t)	—	359,669	1,429,309
Non-refractory ore grade (g/t)	—	2.38	2.04
Gold recovery – non-refractory ore (%)	0.0%	66.0%	73.3%
Gold sales (oz)	186,054	170,499	120,216
Total cash cost ($/oz)	735	863	788
Royalties ($/oz)	30	26	22
Cash operating cost ($/oz)	705	837	766

Bogoso/Prestea operations resulted in a $1.5 million operating margin loss, an improvement from its $47.2 million operating margin loss in 2008. Cash operating costs fell from $142.7 million in 2008 to $131.2 million in 2009 on lower fuel, power and consumable costs. Lower cash operating costs coupled with increases in gold output resulted in an improvement in unit costs to $705 per ounce, down from $837 per ounce in 2008. Bogoso expects to continue its efforts to increase recovery and plant throughput during 2010 while continuing to manage its cost structure. The major capital expenditures in 2010 will be related to development of the Dumasi pit to prepare it for mining in 2012.

As explained in “Item 1 Business” above, Bogoso added 0.39 million ounces of new Proven and Probable Reserves during 2009, bringing the 2009 year end reserves to 31.2 million tonnes at an average grade of 2.74 g/t, or 2.75 million ounces before recovery losses.

The Prestea Underground mine remained on a care and maintenance basis during 2009, and dewatering continued as we evaluated various plans that could allow underground mining to restart.

Wassa/HBB Operations 2009 compared to 2008

Wassa mining operations underwent significant changes during 2009 due to the impact of its two new mining operations at Benso and Hwini-Butre located 50 and 80 kilometers south of Wassa, respectively. Both of these ore bodies are much higher grade than the pits located adjacent to the Wassa plant site which have furnished ore to the Wassa plant since 2005. As a result of the new ores from Benso and Hwini-Butre during 2009, Wassa saw higher ore grades, increased gold sales, better gold recoveries and lower costs per ounce.

With the new HBB ores, Wassa’s plant feed grade averaged 2.76 grams per tonne during 2009 as compared to 1.33 grams per tonne in 2008. Total tonnes processed during 2009 were 16.8% lower than in 2008, but gold recovery increased to 95.3%, up from 93.6% in 2008. Tonnes processed were lower as Wassa cut back on processing low-grade heap leach material to maximize ore residence time in the plant to achieve higher recovery from the higher grade HBB ores.

WASSA/HBB OPERATING RESULTS(1)	2009	2008	2007
Ore mined (t)	2,222,511	2,885,985	3,091,292
Waste mined (t)	16,708,312	7,416,516	8,125,132
Ore a processed (t)	2,652,939	3,187,230	3,752,376
Grade processed (g/t)	2.76	1.33	1.17
Recovery (%)	95.3%	93.6%	92.0%
Gold sales (oz)	223,848	125,427	126,062
Total cash cost ($/oz)	479	580	464
Royalties ($/oz)	32	26	21
Cash operating cost ($/oz)	447	554	443

Benso ore began arriving at the Wassa processing plant in late 2008 and Hwini-Butre ore began arriving May 2009. While these higher grade ores resulted in improved gold sales, they also increased the operating costs as the HBB ores have higher stripping ratios and longer haul routes. Cash operating costs rose to $100.0 million in 2009, up from $69.5 million in 2008, but cash operating cost per ounce dropped from 2008 levels on the increase in the number of ounces sold, from $554 per ounce in 2008 to $447 per ounce in 2009. In response to the grade and recovery improvements, Wassa generated $39.2 million of operating margin in 2009, up from a $4.9 million operating margin in 2008.

A $42.2 million increase in depreciation and amortization over the 2008 level, was related to the impact of the increase in ounces produced and to the HBB purchase and development costs which we began amortizing as Benso and Hwini-Butre came into production. Wassa/HBB’s average realized gold price rose to $978 per ounce in 2009, up from $866 per ounce in 2008

RESULTS OF OPERATIONS – 2008 COMPARED TO 2007

Consolidated Results

Our consolidated net loss totaled $119.3 million or $0.506 per share for 2008 as compared to a net loss of $35.3 million or $0.154 per share in 2007. Impairment losses, negative operating margins and an inventory adjustment were the major factors contributing to the increase in net loss as compared to prior years. Impairment write-offs totaled $68.4 million and included write-offs of the Prestea Underground, the Goulagou exploration project in Burkina Faso, a portion of the Prestea South project at Bogoso and the Niger exploration projects. Our mine operating margin was a negative $41.6 million, which included a $16.4 million net realizable value adjustment which added $16.4 million to mine operating costs. Increases in cash operating costs, most notably electric power costs and lower gold prices in the fourth quarter, were the major factors contributing to the impairments and inventory adjustment. The results of a pre-feasibility study of the Prestea Underground, completed in mid-2008, further contributed to the Prestea Underground impairment.

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

In response to lower gold prices near the end of 2008, several cost cutting measures were implemented company-wide including reductions in the consumption rate of various key reagents and other items including labor force reductions. At the same time commodity prices began falling, lowering costs for fuel and various chemical reagents. As a result of our cost reduction programs and declining consumable prices, fourth quarter cash costs fell below levels experienced earlier in 2008.

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

In the first half of 2008 the Bogoso oxide plant demonstrated its flexibility by processing several ore types at various times including oxide ores, siliceous ores, refractory transition ores and refractory leachable transition ores. However, the Bogoso oxide plant was idled in August 2008 due to unavailability of oxide ore.

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

Wassa’s cash operating costs totaled $69.5 million in 2008, up from $55.9 million in 2007. The cost increases reflect material increases in the costs of power, fuel, other consumables and labor. Wassa also saw an increase in costs once the new Benso ore began arriving at Wassa in the fourth quarter, due primarily to haulage costs from Benso to Wassa. Cash operating costs averaged $554 per ounce in 2008, up from $444 per ounce in 2007.

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

DEVELOPMENT PROJECTS 2009

Prestea South Properties

We received mining permits for Prestea South in 2008 and subsequently applied for environmental permits. We expect to initiate development at Prestea South, including its 20 kilometer haul road, once the environmental permits are received. The Prestea South oxide ore will be transported to Bogoso and processed through the Bogoso oxide plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide plant.

EXPLORATION PROJECTS

During 2009, Golden Star spent $9.0 million on exploration activities compared to $15.8 million in 2008. The 2009 exploration effort concentrated on resource delineation drilling at Wassa, Hwini-Butre and at Benso and initial VTEM geophysical target testing at Bogoso and Prestea. Other Ghana exploration included drilling at several targets on the Western Ashanti belt, and ground geophysical surveys at the Wassa and Benso mining leases.

Our Burkina Faso properties were drilled by a joint venture partner during 2009 as part of an option agreement expenditure requirement. In Cote D’Ivoire in-fill soil sampling programs were continued over the previously defined stream sediment anomalies at Amelekia. The Sierra Leone and Niger projects were on care and maintenance for most of 2009. Our joint venture with Newmont on the Saramacca Project in Suriname continued in 2009 with Newmont completing their 51% earn-in on the project and they have now taken over as project manager. Our French Guiana exploration efforts were limited in 2009 as we awaited finalization of the new mining legislation by the French Government. The first half of 2009 was quiet in Brazil with evaluations ramping up in the second half and further applications for ground being submitted in Mato Grosso.

2010 Exploration Plans

We expect to spend approximately $18 million on exploration activities in 2010, focusing on resource definition drilling in and around our mining leases in Ghana, testing deeper potential underground targets below higher grade portions of the current open pits, drilling of VTEM targets along strike at Bogoso/Prestea and follow up exploration of targets delineated by past efforts at Hwini-Butre, Benso, Akropong and Wassa Complex concessions. We are also looking at completing a detailed regional airborne geophysical survey over the eastern side of the Ashanti belt from Chichiwelli in the North to Manso in the south. Targets generated from this airborne geophysical and ground IP surveys we are conducting will be followed up in the later part of 2010.

In addition, early stage reconnaissance and follow up activities will be aggressively advanced by our Brazilian exploration subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

During 2009 our cash and cash equivalents increased by $120.5 million to a December 31, 2009 closing balance of $154.1 million, up from $33.6 million at the end of 2008. The increase in cash was a function of improvements in cash from operations and $71.0 million of new equity funding in December 2009. Cash flow from operations improved to $104.6 million for the year, up from $30.0 million in 2008 and was sufficient to meet all of our operational, investing and debt needs. As explained above, improved gold prices and increases in gold output were responsible for the improvement in operating cash flows.

Our capital projects used $47 million during the year with $27 million spent on mine development projects, $12 million on purchases of capital equipment and $8 million on drilling and exploration. Of the $47 million total, the largest item was the Hwini-Butre development project where spending totaled $28 million, including road construction, mine development, buildings and equipment.

On May 1, 2009, we finalized an agreement for a revolving credit facility (the “Facility”) with Standard Chartered Bank. The Facility provides for a fully committed revolving credit line of $30 million. The credit line drops to $27 million at the end of 2010 and to $21 million at the end of 2011. The Facility carries a term of three years from signing and bears interest at the higher of LIBOR or the applicable lenders’ cost of funds rate (capped at 1.25% per annum above LIBOR), plus a margin of 5% per annum. The Facility is secured by a pledge of shares in our significant subsidiaries and also provides for negative pledges on all other presently unsecured assets. We borrowed a total of $21 million on the new revolving facility during 2009 and repaid $16 million leaving an outstanding balance of $5.0 million at year-end.

On December 17, 2009, we closed an equity offering of 20 million common shares at a price of $3.75 per share resulting in $75.0 million in gross proceeds, or approximately $71.0 million in net proceeds after fees and offering expenses.

We used $28.9 million for debt repayments during 2009, of which $0.6 million was for the final installment payment of our Ghanaian bank loan, $12.3 million was paid on equipment financing loans and $16.0 million was repaid on amounts borrowed earlier in 2009 on the new revolving credit facility.

Our $35 million equipment financing facility had an outstanding balance of $21.0 million at December 31, 2009 with available credit of $14.0 million.

Share option exercises contributed $2.5 million of cash during 2009, up from $0.9 during 2008. During 2009 all of our cash was held as cash or was invested in a fund that held only US treasury notes and bonds.

LIQUIDITY OUTLOOK

During 2008 and 2009, world financial markets suffered a series of significant difficulties including financial institution failures, a decrease in liquidity, a decrease in world-wide economic activity and unprecedented volatility in the cost of operating consumables and commodity prices including gold. While these trends have had deleterious effects on a wide group of industries, during 2009, gold mining enterprises have enjoyed certain benefits from the financial and economic disruptions. These benefits have included lower costs of certain parts, materials and supplies, better availability of skilled employees, better availability of capital equipment, generally higher gold prices, and improved access to debt and equity capital versus 2008.

Gold prices declined sharply to a low of $713 per ounce near the end of 2008, but, have trended upward since then reaching a high of $1,213 per ounce in December 2009. The improved gold prices along with higher gold output were the major contributing factors in the $74.6 million improvement in our cash flows from operations during 2009, as compared to 2008. In response to the lower gold prices late in 2008, we implemented cost reduction programs throughout the company which have also contributed to the improved cash flow situation.

Our new revolving line of credit, and additional equity funding late in the year, along with a $14.0 million unused balance on our equipment financing facility, have resulted in an improved liquidity outlook for 2010 as compared to 2008 and early 2009.

Based on the trends and resources described above and projected future cash flows from our mining operations, we expect that operational cash flows during 2010, along with the $154.1 million of cash and cash equivalents on hand at December 31, 2009, the revolver and the equipment financing facility, will be sufficient to cover capital and operating needs during 2010.

Our expected 2010 capital budget is approximately $70 million, up from actual capital spending of $47 million spent in 2009. The largest individual capital budget project is $14 million for preliminary development of future pits at Bogoso. Other 2010 projects will total approximately $16 million for deferred exploration and mine site drilling, $27 million on mine development and $27 million of sustaining capital at Bogoso and Wassa.

During 2010, we are scheduled to make payments of principal and interest of approximately $10.8 million on the equipment financing facility, interest payments of $5.0 million on convertible debentures and payments of principal and interest of $5.1 million on the revolving facility.

LOOKING AHEAD

Our objectives for 2010 include:

•	finalize permitting the Prestea South ore bodies to provide oxide ore for the Bogoso oxide processing plant;

•	continue reserve and resource definition drilling at Bogoso/Prestea and Wassa/HBB; and

•	examine options at the Prestea Underground.

We are estimating 2010 Bogoso/Prestea gold production of 200,000 ounces at an average cash operating cost of $650 per ounce. We expect Wassa to also produce approximately 200,000 ounces during 2010 at an average cash operating cost of $520 per ounce, with combined total production of approximately 400,000 ounces at an average cash operating cost of approximately $585 per ounce.

As more fully disclosed in the Risk Factors in Item 1A of this Form 10-K, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

RELATED PARTY TRANSACTIONS

During 2009, we obtained legal services from a legal firm to which our Chairman is of counsel. The total value of all services purchased from this law firm during 2009 and 2008 was $0.6 million and $0.7 million, respectively. Our Chairman did not personally perform any legal services for us during 2009 or 2008, nor did he benefit directly or indirectly from payments for the services performed by the firm.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements reflect the application of Cdn GAAP, which is different in certain material respects from US GAAP. The accounting policies reflected therein are generally those applied by similarly situated mining companies in Canada. Our accounting policies under Cdn GAAP are described in Note 3 of our consolidated financial statements.

Preparation of our consolidated financial statements requires the use of estimates and assumptions that can affect reported amounts of assets, liabilities, revenues and expenses. Accounting policies relating to asset impairments, depreciation and amortization of mining property, plant and equipment, tax assets, determination of fair values of financial instruments and site reclamation/closure accruals are subject to estimates and assumptions regarding reserves, gold recoveries, future gold prices, future operating and reclamation costs and future mining activities.

Decisions to write off, or not to write off, all or a portion of our investment in various properties, especially exploration properties subject to impairment analysis, are based on our judgment as to the actual value of the properties and are therefore subjective in most cases. Certain exploration properties have been found to be impaired in the past and were written off in prior years. We continue to retain title to certain properties after impairment write-offs as future events and discoveries may ultimately prove that they have value.

Listed below are the accounting policies and estimates that we believe are critical to our financial statements based on the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

•

Ore stockpiles: Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by physical surveying or by estimating the number of tonnes of ore added and removed from the stockpile during a period. The number of contained ounces is based on sample assay data and the estimated gold recovery percentage is based on the expected processing method. Stockpile values are based on mining costs incurred up to the point of stockpiling the ore, including a share of direct overhead and applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and are removed at the average mining cost per tonne for material processed. Stockpiles are reduced as material is removed and fed to the mill. A 10% adjustment of the stockpile value, based on stockpile levels at the end of 2009, would change the carrying value of the stockpile inventory by approximately $0.4 million.

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

•

Mining property amortization: Mining properties and certain property plant and equipment items recorded in our financial records are amortized using a units-of-production method over Proven and Probable Mineral Reserves. Reserve estimates, which serve as the denominator in units of production amortization calculations, involve the exercise of subjective judgment and are based on numerous assumptions about future operating costs, future gold prices, continuity of mineralization, future gold recovery rates, spatial configuration of gold deposits, and other factors that may prove to be incorrect. A 10% adjustment in estimated total December 31, 2009 reserves at Wassa and at Bogoso/Prestea could result in an approximately $6 to $8 million annual change in amortization expense.

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

•

Asset retirement obligation and reclamation expenditures: Accounting for reclamation obligations requires management to make estimates at each mining operation of reclamation and closure costs to be incurred in the future as required to complete the reclamation and environmental remediation work mandated by existing laws, regulations and customs. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Based upon our current situation, we estimate that a 10% increases in total future reclamation and closure cash costs would result in an approximately $5 million increase in our asset retirement obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, we adopted the following accounting standards updates issued by the Canadian Institute of Chartered Accountants (“CICA”).

The Canadian Accounting Standards Board (“AcSB”) issued Canadian Institute of Chartered Accountants: Handbook (“CICA”) Section 3064, “Goodwill and Intangible Assets” which replaces CICA 3062 and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. CICA 3064 expands on the criteria for recognition of intangible assets that can be recognized and applies to internally-generated intangible assets as well as to purchased intangible assets. Section 3064 dictates that certain expenditures not meeting the recognition criteria of an intangible asset are expensed as incurred. Emerging issues committee decision (“EIC”)27 (Revenues and Expenditures in the pre-operation period) is no longer applicable for entities that have adopted CICA 3064. Section 3064 became effective January 1, 2009 and required that we retrospectively adjust our financial statements to reflect the impact of the changes to the accounting for intangible assets. In response to this new standard, the accompanying December 31, 2009 financial statements and comparative period financials include the impact of the reclassification of certain 2005 plant start-up period costs to expense, such costs having been initially capitalized as Mining Property assets. Depreciation expense was decreased by $0.5 million, $0.8 million and $1.1 million in 2009, 2008 and 2007, respectively.

In June 2009, CICA Handbook Section 3862, Financial Instruments – Disclosures (“Section 3862”), was amended to require disclosures about the inputs to fair value measurements, including their classification within a hierarchy that prioritizes the inputs to fair value measurement. The three levels of the fair value hierarchy are:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

Level 3 – Inputs that are not based on observable market data.

The Company adopted this amended standard in 2009 and required disclosures are included in note 4.

Future Guidance

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

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

TABLE OF CONTRACTUAL OBLIGATIONS

	Payment due (in millions) by period
	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Debt (1)	$151.0	$14.5	$136.5	$—	$—
Interest on long term debt	12.4	6.4	6.0	—	—
Operating lease obligations	1.2	0.3	0.6	0.3	—
Capital lease obligations	0.3	0.3	—	—	—
Asset retirement obligations (2)	52.3	8.3	18.0	3.8	22.2

Total	$217.2	$29.8	$161.1	$4.1	$22.2

(1)	Includes $125.0 million of convertible debentures maturing in September 2012. Golden Star has the right to repay the $125.0 million in cash or in common shares at the due date under certain circumstances. The presentation shown above assumes payment is made in cash and also assumes no conversions of the debt to common shares by the holders prior to the maturity date.

(2)	Asset retirement obligations include estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves, an analysis of which determines the ultimate closure date and impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as “Asset retirement obligations” on the balance sheet of $32.0 million as of December 31, 2009. The amounts shown above are undiscounted to show full expected cash requirements.

OUTSTANDING SHARE DATA

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to February 24, 2010. As of February 23, 2010 we had outstanding 257,407,061 common shares, options to acquire 6,644,898 common shares, and convertible debentures which are currently convertible into 25,000,000 common shares.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio and debt, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

Our excess cash is typically invested in high quality short-term debt instruments. The interest rates received on such investments fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that, given the cash balances expected during 2010, a 1% change in interest rates would not materially impact our annual income. All of our debt is fixed rate and therefore does not subject us to interest rate risk. We do not utilize interest rate sensitive derivatives to mitigate interest rate risk. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

While our major operating units transact most of their business in US dollars, certain purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African rand and Ghanaian cedi. As a result, currency exchange fluctuations have in the past and may continue in the future to impact the costs of goods and services purchased in currencies other than the US dollar. The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar terms, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms. During 2009, strengthening of the US dollar resulted in $3.0 million of currency gains mostly related to purchases of operating and capital items in Ghana where the Ghana Cedi has weakened against the US dollar.

In general, the value of cash and cash equivalent investments denominated in foreign currencies fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We held minimal balances in foreign currency accounts during 2009 and thus there were no material gains or losses from this source.

At December 31, 2009, we held no foreign currency purchase agreements and do not anticipate using foreign currency purchase agreements on a regular basis.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. To reduce gold price volatility we have at various times entered in to gold price derivatives. At the end of 2009, we did not hold any gold price derivatives and thus we were not subject to gold price risk as of December 31, 2009. See note 13 in the accompanying financial statements for a description of the instruments held during 2009.

Equity Price Risk

We have in the past, and may in the future, seek to acquire additional funding by the sale of common shares. Movements in the price of our common shares have been volatile in the past and may be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Shareholders of Golden Star Resources Ltd.

We have completed integrated audits of Golden Star Resources Ltd.’s 2009, 2008 and 2007 consolidated financial statements and of its internal control over financial reporting as at December 31, 2009. Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Star Resources Ltd. as at December 31, 2009 and December 31, 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009 in accordance with Canadian generally accepted accounting principles.

Internal Control over Financial Reporting

We have also audited Golden Star Resources Ltd.’s internal control over financial reporting as at December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A of the Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Vancouver, British Columbia

Chartered Accountants

February 24, 2010

ITEM 1.	FINANCIAL STATEMENTS

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars except shares issued and outstanding)

	As of December 31, 2009	As of December 31, 2008
		restated (note 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$154,088	$33,558
Accounts receivable	7,021	4,306
Inventories (Note 6)	52,198	49,134
Deposits (Note 7)	4,774	3,875
Prepaids and other	1,415	1,100

Total Current Assets	219,496	91,973
RESTRICTED CASH (Note 17)	3,804	4,249
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 9)	12,949	13,713
PROPERTY, PLANT AND EQUIPMENT (Note 10)	231,855	271,528
INTANGIBLE ASSET (Note 12)	9,480	—
MINING PROPERTIES (Note 11)	276,114	312,029
OTHER ASSETS	181	807

Total Assets	$753,879	$694,299

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$28,234	$43,355
Accrued liabilities	34,178	30,879
Fair value of derivatives (Note 13)	—	1,690
Asset retirement obligations (Note 14)	1,938	1,620
Current Tax Liability	616	—
Current debt (Note 15)	9,970	12,778

Total Current Liabilities	74,936	90,322
LONG TERM DEBT (Note 15)	114,595	112,649
ASSET RETIREMENT OBLIGATIONS (Note 14)	30,031	30,036
FUTURE TAX LIABILITY (Note 16)	13,997	33,125

Total Liabilities	233,559	266,132
MINORITY INTEREST	—	—
COMMITMENTS AND CONTINGENCIES (Note 17)	—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding.	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 257,362,561 at December 31, 2009, 235,945,311 at December 31, 2008	690,423	615,463
CONTRIBUTED SURPLUS	15,759	15,197
EQUITY COMPONENT OF CONVERTIBLE DEBENTURES	34,542	34,542
ACCUMULATED OTHER COMPREHENSIVE INCOME	24	(88)
DEFICIT	(220,428)	(236,947)

Total Shareholders’ Equity	520,320	428,167

Total Liabilities and Shareholders’ Equity	$753,879	$694,299

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Stated in thousands of US dollars except for share and per share data)

	For the years ended December 31,
	2009	2008	2007
		restated (note 3)	restated (note 3)
REVENUE
Gold revenues	$400,739	$257,355	$175,614
Cost of sales (Note 19)	363,030	298,930	188,822

Mine operating margin/(loss)	37,709	(41,575)	(13,208)
OTHER EXPENSES, (GAINS) AND LOSSES
Exploration expense	834	1,954	1,953
General and administrative expense	14,156	15,221	13,869
Abandonment and impairment	3,079	68,380	3,499
Derivative mark-to-market losses (Note 13)	3,538	980	232
Property holding costs	4,196	—	—
Loss on retirement of debt	—	—	7,067
Foreign exchange (gain)/loss	(2,995)	(2,587)	112
Interest expense	15,647	14,591	6,040
Interest and other income	(197)	(805)	(2,173)
Loss on sale of assets	304	575	—
Gain on sale of investments	—	(5,402)	(12,449)

Loss before minority interest	(853)	(134,482)	(31,358)
Minority interest	—	6,150	1,274

Net loss before income tax	(853)	(128,332)	(30,084)
Income tax (expense)/benefit (Note 16)	17,372	9,029	(5,206)

Net income/(loss)	$16,519	$(119,303)	$(35,290)

OTHER COMPREHENSIVE INCOME/(LOSS)
Unrealized (gain)/loss on available-for-sale investments	113	(3,280)	3,192

Comprehensive income/(loss)	$16,632	$(122,583)	$(32,098)

Net income/(loss) per common share—basic (Note 21)	$0.070	$(0.506)	$(0.154)
Net income/(loss) per common share—diluted (Note 21)	$0.069	$(0.506)	$(0.154)
Weighted average shares outstanding (millions)	237.2	235.7	229.1
Weighted average number of diluted shares (millions)	238.4	235.7	229.1

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in thousands of US dollars)

	Number of Common Shares	Share Capital	Contributed Surplus		Equity Component of Convertible Debentures	Accumulated Other Comprehensive Income/(Loss)	Retained Deficit	Total Shareholders’ Equity
			Warrants	Options
							(restated note 3)
Balance at December 31, 2006	207,891,358	$524,619	$5,151	$4,889	$2,857	$—	$(79,201)	$458,315

Options granted net of forfeitures	—	—	—	3,274	—	—	—	3,274
Shares issued under options	1,548,857	2,355	—	(71)	—	—	—	2,284
Change in fair value of available for sale securities	—	—	—	—	—	3,192	—	3,192
Issue costs	—	(5,240)	—	—	—	—	—	(5,240)
Warrants exercised	62,783	254	(13)	—	—	—	—	241
Common shares issued	24,150,000	86,940	—	—	—	—	—	86,940
Stock bonus (Note 22)	50,683	175	—	—	—	—	—	175
Issuance of new convertible debt	—	—	—	—	35,852	—	—	35,852
Retirement of convertible debt	—	—	—	—	(2,857)	—	—	(2,857)
Equity related loan fees on new convertible debt	—	—	—	—	(1,232)	—	—	(1,232)
Loss on retirement of convertible debt-equity portion	—	—	—	—	—	—	(3,153)	(3,153)
Net loss	—	—	—	—	—	—	(35,290)	(35,290)

Balance at December 31, 2007	233,703,681	$609,103	$5,138	$8,092	$34,620	$3,192	$(117,644)	$542,501

Shares issued under options	360,000	1,023	—	(121)	—	—	—	902
Options granted net of forfeitures	—	—	—	2,088	—	—	—	2,088
Realized gain on available for sale securities	—	—	—	—	—	(5,402)	—	(5,402)
Unrealized loss on available for sale securities	—	—	—	—	—	2,122	—	2,122
Common shares issued	1,881,630	5,674	—	—	—	—	—	5,674
Issue costs	—	(337)	—	—	—	—	—	(337)
Payment of loan fees	—	—	—	—	(78)	—	—	(78)
Net loss	—	—	—	—	—	—	(119,303)	(119,303)

Balance at December 31, 2008	235,945,311	$615,463	$5,138	$10,059	$34,542	$(88)	$(236,947)	$428,167

Shares issued under options	1,417,250	4,008	—	(1,470)	—	—	—	2,538
Options granted net of forfeitures	—	—	—	2,032	—	—	—	2,032
Unrealized gain on available for sale securities	—	—	—	—	—	112	—	112
Common shares issued	20,000,000	75,000	—	—	—	—	—	75,000
Issue costs	—	(4,048)	—	—	—	—	—	(4,048)
Net income	—	—	—	—	—	—	16,519	16,519

Balance at December 31, 2009	257,362,561	$690,423	$5,138	$10,621	$34,542	$24	$(220,428)	$520,320

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)

	For the years ended December 31,
	2009	2008	2007
		restated (note 3)	restated (note 3)
OPERATING ACTIVITIES:
Net income/(loss)	$16,519	$(119,303)	$(35,290)
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	113,977	60,583	35,064
Amortization of loan acquisition cost	1,201	732	449
Abandonment and impairment	3,079	68,379	3,499
Gain on sale of equity investments	—	(5,402)	(12,449)
Loss on retirement of debt	—	—	7,067
Loss on sale of assets	304	575	—
Non-cash employee compensation	2,033	2,088	3,449
Future income tax expense/(benefit)	(19,127)	(9,029)	5,206
Reclamation expenditures	(1,985)	(1,163)	(872)
Fair value of derivatives	(1,838)	2,076	(561)
Accretion of convertible debt	6,624	6,198	1,606
Accretion of asset retirement obligations	2,165	778	1,062
Minority interests	—	(6,150)	(1,274)

	122,952	362	6,956
Changes in non-cash working capital:
Accounts receivable	(2,702)	4,060	(1,168)
Inventories	(4,327)	3,229	(11,645)
Deposits	(845)	—	—
Accounts payable and accrued liabilities	(10,848)	24,618	12,169
Other	385	(2,226)	358

Net cash provided by operating activities	104,615	30,043	6,670
INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(3,460)	(6,937)	(6,397)
Expenditures on mining properties	(32,839)	(42,830)	(36,877)
Expenditures on property, plant and equipment	(12,468)	(24,660)	(71,593)
Proceeds from sale of equity investment	—	7,104	13,124
Proceeds from the sale of assets	2	1,351	—
Change in payable on capital expenditures	(962)	(5,235)	(1,846)
Change in deposits on mine equipment and material	(54)	2,881	2,960
Other	445	(2,740)	(401)

Net cash used in investing activities	(49,336)	(71,066)	(101,030)
FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	73,489	6,238	84,225
Principal payments on debt	(28,856)	(17,816)	(13,480)
Proceeds from equipment financing facility and revolving debt facility	22,837	11,456	13,463
Retirement of convertible notes	—	—	(61,760)
Issuance of convertible debentures, net of issuance costs	—	—	120,558
Other	(2,219)	(1,051)	—

Net cash provided by/(used in) financing activities	65,251	(1,173)	143,006
Increase (decrease) in cash and cash equivalents	120,530	(42,196)	48,646
Cash and cash equivalents, beginning of period	33,558	75,754	27,108

Cash and cash equivalents end of period	$154,088	$33,558	$75,754

(See Note 23 for supplemental cash flow information)

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in tables are in thousands of US Dollars unless noted otherwise)

1. Nature of Operations

We own and operate the Bogoso/Prestea gold mining and processing operation (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. We also own and operate the Wassa gold mine (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. Wassa mines ore from pits near the Wassa plant and also processes ore mined at our Hwini-Butre and Benso (“HBB”) mines located south of Wassa. We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and hold and manage exploration properties in Suriname, Brazil and French Guiana in South America.

2. Basis of Presentation

Our consolidated financial statements are prepared and reported in United States (“US”) dollars and in accordance with generally accepted accounting principles in Canada (“Cdn GAAP”) which differ in some respects from GAAP in the United States (“US GAAP”). These differences in GAAP are quantified and explained in Note 26. These consolidated financial statements were prepared in conformity with annual reporting standards and as such contain all of the information required for annual financial statements. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of all liabilities in the normal course of business.

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

3. Summary of Significant Accounting Policies

Use of estimates

Preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that can affect reported amounts of assets, liabilities, future income tax liabilities, and expenses. The more significant areas requiring the use of estimates include asset impairments, stock based compensation, depreciation and amortization of assets, and site reclamation and closure accruals. Accounting for these areas is subject to estimates and assumptions regarding, among other things, ore reserves, gold recoveries, future gold prices, future operating costs, asset usage rates, and future mining activities. Management bases its estimates on historical experience and on other assumptions we believe to be reasonable under the circumstances. However, actual results may differ from our estimates.

Cash and cash equivalents

Cash includes cash deposits, in any currency, residing in checking accounts, money market funds and sweep accounts. Cash equivalents consist of highly liquid investments purchased with maturities of three months or less. Investments with maturities greater than three months and up to one year are classified as short-term investments, while those with maturities in excess of one year are classified as long-term investments. Cash equivalents and short-term investments are stated at cost, which typically approximates market value.

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

Finished goods inventory is composed of saleable gold in the form of doré bars that have been poured but not yet shipped from the mine site. The bars are valued at the lower of total cost or net realizable value. Included in the total costs are the direct costs of the mining and processing operations as well as direct mine-site overhead, amortization and depreciation.

Materials and supplies inventories consist mostly of equipment parts, fuel and lubricants and reagents consumed in the mining and ore processing activities. Materials and supplies are valued at the lower of average cost or replacement cost.

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

If a Deferred Exploration property is abandoned or it is determined that its carrying value cannot be supported by future production cash flows or sale, the related costs are charged against operations in the year of impairment. Subsequent costs, if any, incurred for that property are expensed as incurred.

The accumulated costs of Deferred Exploration properties are reclassified as Mine Property when proven and probable mineral reserves are established and such costs are subsequently depleted on a units-of-production basis once mining commences.

Impairment of long-lived assets

We review and evaluate our long-lived assets for impairment at least annually and also when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An asset impairment is considered to exist if an asset’s recoverable value is less than it carrying value as recorded on our Consolidated Balance Sheet. In most cases an asset’s recoverable value is assumed to be equal to the sum of the asset’s expected future cash flows on an undiscounted basis. If the sum of the undiscounted future cash flows does not exceed the asset’s carrying value, an impairment loss is measured and recorded based on discounted estimated future cash flows from the asset. Future cash flows are based on estimated quantities of gold and other recoverable metals, expected price of gold and other commodity (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans.

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

Numerous factors including, but not limited to, such things as unexpected grade changes, gold recovery problems, shortages of equipment and consumables, equipment failures, and collapse of pit walls, could impact our ability to achieve forecasted production schedules from proven and probable reserves. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

Property, plant, equipment and mine development

Property, plant and equipment assets, including, machinery, processing equipment, mining equipment, mine site facilities, vehicles and expenditures that extend the life of such assets are recorded at cost, including acquisition and installation costs. The costs of self-constructed assets, including mine development assets, include direct construction costs and allocated interest during the construction phase. Indirect overhead costs are not included in the cost of self-constructed assets. Depreciation for mobile equipment and other assets having estimated lives shorter than the estimated life of the ore reserves, is computed using the straight-line method at rates calculated to depreciate the cost of the assets, less their anticipated residual values, if any, over their estimated useful lives.

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

Asset retirement obligations

In accordance with the requirements of the CICA Handbook Section 3110, “Asset Retirement Obligations,” environmental reclamation and closure liabilities are recognized at the time of environmental disturbance in amounts equal to the discounted value of expected future reclamation and closure costs. The discounted cost of future reclamation and closure activities is capitalized as mine property and amortized over the life of the property. The estimated future cash costs of such liabilities are based primarily upon environmental and regulatory requirements of the various jurisdictions in which we operate. Cash expenditures for environmental remediation and closure are charged as incurred against the accrual.

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

Net income per share

Basic income per share of common stock is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. In periods with earnings, the calculation of diluted net income per common share uses the treasury stock method to compute the dilutive effects of stock options, and other dilutive instruments. In periods of loss, diluted net income per share is equal to basic income per share.

Revenue recognition

Revenue from the sale of metal is recognized when title and the risk of ownership pass to the buyer. All of our gold is sent to a South African gold refiner who locates and arranges for the sale to a third party on the day of shipment from the mine site. The sales price is based on the London P.M. fix on the day of shipment. Title and risk of ownership pass to the buyer on the day doré is shipped from the mine sites.

Stock based compensation

Under the company’s common share option programs (see note 20), common share options may be granted to executives, employees, consultants and non-employee directors. Compensation expense for such grants is recorded in the Consolidated Statements of Operations as general and administrative expense, with a corresponding increase recorded in the Contributed Surplus account in the Consolidated Balance Sheets.

The expense is based on the fair values of the option at the time of grant and is recognized over the estimated vesting periods of the respective options. Consideration paid to the company on exercise of options is credited to share capital.

Deferred mining costs

In accordance with EIC 160 “Stripping Costs Incurred in the Production Phase of Mining Operation”, expenditures for waste stripping (i.e., the costs of removing overburden and waste material to access mineral deposits) that can be shown to be a betterment of the mineral property are capitalized and subsequently amortized on a units-of-production basis over the mineral reserves that directly benefit from the specific waste striping activity. Waste stripping costs incurred during the production phase of a mine which do not qualify as a betterment, are considered variable production costs and are included as a component of inventory produced during the period in which stripping costs are incurred. The balance in our betterment stripping account was nil at the beginning of 2009 and totaled $4.2 million at December 31, 2009. There was no amortization of such costs in 2009 because none of the reserves accessed by the stripping were mined in the year.

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

The carrying value of the Convertible Senior Unsecured Debentures is split between the debt and equity components of the instrument. The debt component of the instrument is accreted to its maturity value through charges to income over the term of the notes based on the effective yield method.

Financing costs associated with the issuance of debt are deferred, amortized over the term of the related debt using the effective yield method and presented as a reduction of the related debt.

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

Following is a summary of the categories the Company has elected to apply to each of its significant financial instruments

Financial Instrument	Category
Cash and cash equivalents	Loans and receivables
Deposits	Loans and receivables
Restricted cash	Loans and receivables
Marketable equity securities	Available-for-sale
Accounts receivable	Loans and receivables
Convertible senior unsecured debentures	Other financial liabilities
Accounts payable and accrued liabilities	Other financial liabilities
Debt facilities	Other financial liabilities
Derivatives	Held-for-trading

Comprehensive income

Components of comprehensive income/loss consist of unrealized gains (losses) on available-for-sale securities and net income. Unrealized gains or losses on securities are net of any reclassification adjustments for realized gains or losses included in net income.

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

Changes in accounting policies during 2009

Effective January 1, 2009, we adopted the following accounting standards updates issued by the Canadian Institute of Chartered Accountants (“CICA”).

The Canadian Accounting Standards Board (“AcSB”) issued CICA Section 3064, “Goodwill and Intangible Assets” which replaces CICA 3062 and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. CICA 3064 expands on the criteria for recognition of intangible assets that can be recognized and applies to internally-generated intangible assets as well as to purchased intangible assets. Section 3064 dictates that certain expenditures not meeting the recognition criteria of an intangible asset are expensed as incurred. Emerging issues committee decision (“EIC”)27 (Revenues and Expenditures in the pre-operation period) is no longer applicable for entities that have adopted CICA 3064. Section 3064 became effective January 1, 2009 and required that we retrospectively adjust our financial statements to reflect the impact of the changes to the accounting for intangible assets. In response to this new standard, the accompanying December 31, 2009 financial statements and comparative period financials include the impact of the reclassification of certain 2005 plant start-up period costs to expense, such costs having been initially capitalized as Mining Property assets. Depreciation expense was decreased by $0.5 million, $0.8 million and $1.1 million in 2009, 2008 and 2007, respectively.

In June 2009, CICA Handbook Section 3862, Financial Instruments – Disclosures (“Section 3862”), was amended to require disclosures about the inputs to fair value measurements, including their classification within a hierarchy that prioritizes the inputs to fair value measurement. The three levels of the fair value hierarchy are:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

Level 3 – Inputs that are not based on observable market data.

The Company adopted this amended standard in 2009 and required disclosures are included in note 4.

Effective March 27, 2009, we adopted Emerging Issues Committee (“EIC”) Abstract 174, “Mining Exploration Costs”. This standard provides guidance on the capitalization of exploration costs related to mining properties, in particular, and on impairment of long-lived assets. The adoption of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted EIC Abstract 173, “Credit Risk and the Fair Value of Financial Assets and Financial Liabilities”. This standard requires companies to take into account their own credit risk and the credit risk of the counterparty in determining the fair value of financial assets and financial liabilities, including derivative instruments. The adoption of this standard did not have a material impact on our consolidated financial statements.

Future Guidance

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

International Financial Reporting Standards

Golden Star has, since its inception, reported to security regulators in both Canada and the US using Canadian GAAP financial statements with a reconciliation to US GAAP. However, a change in SEC position in late 2009 will require that after 2010, Canadian companies such as Golden Star, that do not qualify as private foreign issuers, must file their financial statements in the US using US GAAP. We plan to continue using Canadian GAAP for US and Canadian filings in 2010 and will adopt US GAAP on January 1, 2011 for all subsequent US and Canadian filings. Canada has announced that it will continue to accept US GAAP financial statements.

4. Financial Instruments

Financial Assets

The carrying amounts and fair values of our financial assets are as follows:

		As of		As of
		December 31, 2009		December 31, 2008
		Estimated	Carrying	Estimated	Carrying
Assets	Category	Fair Value	Value	Fair Value	Value
Cash and cash equivalents [1]	Loans and receivables	$154,088	$154,088	$33,558	$33,558
Deposits [1]	Loans and receivables	4,774	4,774	3,875	3,875
Restricted cash [1]	Loans and receivables	3,804	3,804	4,249	4,249
Accounts receivable [1]	Loans and receivables	7,021	7,021	4,306	4,306
Derivative Instrument- Riverstone
Warrants [1]	Held-for-trading	158	158	11	11
Available for sale investments [1]	Available-for-sale	181	181	29	29

Total financial assets		$170,026	$170,026	$46,028	$46,028

Financial Liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		As of		As of
		December 31, 2009		December 31, 2008
		Estimated	Carrying	Estimated	Carrying
Liabilities	Category	Fair Value	Value	Fair Value	Value
Accounts payable and accrued liabilities [1]	Other financial liabilities	$62,412	$62,412	$74,234	$74,234
Derivative instruments – Gold Forward Contracts [4]	Held for trading	—	—	1,690	1,690
Convertible senior unsecured debentures [2,3]	Other financial liabilities	104,617	101,024	108,436	93,738
Revolving credit facility [2]	Other financial liabilities	5,053	2,543	—	—
Debt facility [1]	Other financial liabilities	—	—	625	625
Equipment financing loans [2]	Other financial liabilities	21,028	20,998	33,757	31,063

Total financial liabilities		$193,110	$186,977	$218,742	$201,350

[1]	Carrying amount is a reasonable approximation of fair value.

[2]

The fair values of the debt portion of the convertible senior unsecured debentures, the equipment financing loans, and the revolving credit facility are determined by discounting the stream of future payments of interest and principal at the estimated prevailing market rates of comparable debt instruments.

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

During 2009, CICA Handbook Section 3862, Financial Instruments – Disclosures (“Section 3862”), was amended to require disclosures about the inputs to fair value measurements, including their classification within a hierarchy that prioritizes the inputs to fair value measurement. The three levels of the fair value hierarchy are:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

The following table illustrates the classification of the Company’s financial instruments within the fair value hierarchy as at December 31, 20091:

	Financial assets at fair value as at December 31, 2009
	Level 1	Level 2	Level 3	Total
Available for sale investments	181	—	—	181
Warrants	—	158	—	158

	181	158	—	339

No financial liabilities are measured at fair value on the balance sheet as at December 31, 2009.

1Comparative information has not been presented in the table because this information is not required in the year of adoption. For periods subsequent to the year of adoption, comparative information would be necessary.

5. Financial Instrument Risk Exposure and Risk Management

The Company is exposed in varying degrees to a variety of financial instrument risks. The type of risk exposure and the way in which such exposure is managed is provided as follows:

Liquidity risk

Liquidity risk is the risk that we will encounter difficulty in meeting obligations associated with financial liabilities that are settled by delivering cash or another financial asset. We manage the liquidity risk inherent in these financial obligations by preparing quarterly forecasts and annual long-term budgets which forecast cash needs and expected cash availability to meet future obligations. Typically these obligations are met by cash flows from operations. Scheduling of spending plans and acquisitions of financial resources may also be employed, as needed and as available, to meeting the cash demands of our obligations.

Our ability to repay or refinance our future obligations depends on a number of factors, some of which may be beyond our control. Factors that influence our ability to meet these obligations include general global economic conditions, credit and capital market conditions, and the price of gold.

The following table provides a maturity analysis of our financial liabilities as of December 31, 2009:

Liabilities	2010	2011	2012	2013	2014	Maturity
Equipment financing loans principal	$9,500	$5,603	$3,592	$1,975	$—	2010 to 2013
interest	1,326	703	279	64	—
Bank facility principal	5,000	—	—	—	—	8/31/2012
interest	53	—	—	—	—
Convertible debentures principal	—	—	125,000	—	—	11/30/2012
Interest	5,000	5,000	5,000	—	—

Total	$20,879	$11,306	$133,871	$2,039	$—

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Our credit risk is primarily associated with liquid financial assets. We limit exposure to credit risk on liquid financial assets through maintaining our cash, cash equivalents, restricted cash and deposits with high-credit quality financial institutions. At the end of 2009 all of our excess cash was invested in funds that hold only US treasury bills.

Market Risk

The significant market risk exposures include foreign exchange risk, interest rate risk and commodity price risk. These are discussed further below.

Currency Risk

Currency risk is risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. While our major operating units transact most of their business in US dollars, many purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African Rand and Ghanaian Cedis. Since gold is sold throughout the world based principally on the US dollar price, but portions of our costs are in non-dollar terms, currency exchange fluctuations may affect the costs and margins at our operations. The appreciation of non–US dollar currencies against the US dollar increases production costs and the cost of capital assets in US dollar terms at mines located outside the US, which can adversely impact our net income and cash flows. Conversely, a depreciation of non–US dollar currencies usually decreases production costs and capital asset purchases in US dollar terms.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non–US dollar currencies results in a foreign currency gain on such investments and a decrease in non–US dollar currencies results in a loss.

In the past we have entered into forward purchase contracts for South African Rand, Euros and other currencies to hedge expected purchase prices of capital assets. We maintain certain operating cash accounts in non–US dollar currencies. As of December 31, 2009 we had no currency related derivatives and $4.3 million of cash in foreign currencies bank accounts.

Interest rate risk – Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. From time to time we invest excess cash in high credit quality, short term instruments. The rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates.

With respect to financial liabilities, the senior convertible unsecured debentures and the outstanding loans under the equipment financing facility are not subject to interest rate risk since they bear interest at a fixed rate and are not subject to fluctuations in interest rate. Our revolving credit facility has a variable interest rate of the higher of the applicable lender’s cost of funds (capped at 1.25% per annum above Libor) and LIBOR plus a margin of 5%. As of December 31, 2009 we had $5.0 million outstanding on this $30 million facility. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk. A 1% change in interest rates would not have a material impact on our net loss or comprehensive loss.

Commodity price risk – Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. To reduce gold price volatility we have at various times entered in to gold price derivatives. At the end of 2009, we did not hold any gold price derivatives and thus we were not subject to gold price risk as of December 31, 2009. See note 13 in the accompanying financial statements for a description of the instruments held during 2009.

6. Inventories

	As of
	December 31,
	2009	2008
Stockpiled ore	$4,335	$6,497
In–process	8,501	10,626
Materials and supplies	39,362	32,011

Total	$52,198	$49,134

There were approximately 26,000 and 45,000 recoverable ounces of gold in ore stockpile inventories at December 31, 2009 and 2008, respectively. Stockpile inventories are short-term surge piles expected to be processed in the next 12 months or less. During 2008 we recorded a total of $25.7 million of net realizable value adjustment write-downs. Of the $25.7 million total, $16.4 million was related to approximately 700,000 tonnes of transition ore stockpiles. The decision to write down the transition ore stockpile value was based on information obtained during processing test runs of the various transition ore stockpiles during 2008, and also on the gold price at December 31, 2008. During 2009, $1.0 million was recorded as inventory write downs, $0.1 million in net realizable value adjustment write downs on the stockpile inventories, and $0.9 million of obsolete inventory write downs on the materials and supplies inventory.

7. Deposits

Represents cash advances and payments for equipment and materials purchases by our mines which are not yet delivered on-site.

8. Available-For-Sale Investments

	Year Ended December 31, 2009
	Mineral IRL		EURO Resources		Riverstone		Total
	Fair		Fair		Fair
	Value	Shares	Value	Shares	Value	Shares	Investments
Balance at December 31, 2008	$—	—	$—	—	$29	300,000	$29
Acquisitions	—	—	—	—	40	400,000	40
Dispositions	—	—	—	—	—	—	—
Realized gain on sale	—	—	—	—	—	—	—
OCI – unrealized gain / (loss)	—	—	—	—	112	—	112

Balance at December 31, 2009	$—	—	$—	—	$181	700,000	$181

	Year Ended December 31, 2008
	Mineral IRL		EURO Resources		Riverstone		Total
	Fair		Fair		Fair
	Value	Shares	Value	Shares	Value	Shares	Investments
Balance at December 31, 2007	$3,084	5,012,800	$2,037	1,483,967	$—	—	$5,121
Acquisitions	—	—	—	—	118	300,000	118
Dispositions	(1,626)	(5,012,800)	(304)	(1,483,967)	—	—	(1,930)
Realized gain on sale	(3,405)	—	(1,997)	—	—	—	(5,402)
OCI 1 – unrealized gain / (loss)	1,947	—	264	—	(89)	—	2,122

Balance at December 31, 2008	$—	—	$—	—	$29	300,000	$29

9. Deferred exploration and development costs

Consolidated property expenditures on our exploration projects for the year ended December 31, 2009 were as follows:

	Deferred				Deferred
	Exploration &		Transfer		Exploration &
	Development	Capitalized	to		Development
	Costs as of	Exploration	Mining	Impairments	Costs as of
	12/31/2008	Expenditures	Properties	(see Note 25)	12/31/2009
AFRICAN PROJECTS
Ghana	$4,437	$2,643	$(1,145)	$—	$5,935
Sonfon—Sierra Leone	2,674	171	—	—	2,845
Other Africa	1,295	13	—	(290)	1,018
SOUTH AMERICAN PROJECTS
Saramacca—Suriname[1]	781	370	—	—	1,151
Paul Isnard – French Guiana[2]	4,526	263	—	(2,789)	2,000

Total	$13,713	$3,460	$(1,145)	$(3,079)	$12,949

[1]

In November 2009, we entered into an agreement to sell our interest in the Saramacca joint venture to Newmont for approximately $8.0 million. Proceeds of the sale have been put in escrow pending the receipt of required governmental approvals and certain additional customary conditions.

[2]

In November 2009, we entered into a settlement agreement in respect of the outstanding litigation regarding the Paul Isnard properties in French Guiana, pursuant to which the rights to those properties are to be transferred to us, subject to receiving the required governmental approvals. Also in November 2009, we entered into an agreement to sell our rights, title and interest in the Bon Espoir, Iracoubo Sud and Paul Isnard properties in French Guiana for approximately $2.1 million. The sale will be recognized upon receiving the required governmental approvals.

Consolidated property expenditures on our exploration projects for the year ended December 31, 2008 were as follows:

	Deferred Exploration & Development Costs as of 12/31/2007	Capitalized Exploration Expenditures	Transfer from Mining Properties	Impairments (see Note 25)	Other	Deferred Exploration & Development Costs as of 12/31/2008
AFRICAN PROJECTS
Other—Ghana	$1,519	$2,918	$—	$—	$—	$4,437
Prestea Underground[1]	—	—	44,551	(44,551)	—	—
Sonfon—Sierra Leone	1,486	1,188	—	—	—	2,674
Afema—Ivory Coast	1,539	—	—	(1,539)	—	—
Goulagou—Burkina Faso	19,273	26	—	(18,886)	(413)	—
Other Africa	1,518	1,366	—	(1,589)	—	1,295
SOUTH AMERICAN PROJECTS
Saramacca—Suriname	781	—	—	—	—	781
Paul Isnard—French Guiana	3,087	1,439	—	—	—	4,526

Total	$29,203	$6,937	$44,551	$(66,565)	$(413)	$13,713

[1]

During 2008, the assets related to the Prestea Underground were reclassified as deferred exploration and development costs following updated feasibility study results which indicated these amounts no longer met the definition of mining property, plant and equipment.

10. Property, Plant and Equipment

	As of December 31, 2009			As of December 31, 2008
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value
Bogoso/Prestea	$64,527	$(36,434)	$28,093	$63,209	$(29,956)	$33,253
Bogoso sulfide plant	189,426	(35,797)	153,629	198,989	(15,498)	183,491
Wassa/HBB	83,468	(33,792)	49,676	74,488	(22,720)	51,768
Corporate & other	1,118	(661)	457	3,489	(473)	3,016

Total	$338,539	$(106,684)	$231,855	$340,175	$(68,647)	$271,528

11. Mining Properties

	As of December 31, 2009			As of December 31, 2008
	Mining Properties at Cost	Accumulated Amortization And Impairments	Mining Properties, Net Book Value	Mining Properties at Cost	Accumulated Amortization And Impairments	Mining Properties, Net Book Value
Bogoso/Prestea	$61,421	$(35,894)	$25,527	$61,528	$(34,071)	$27,457
Bogoso Sulfide	57,314	(14,959)	42,355	53,452	(5,360)	48,092
Mampon	15,914	—	15,914	15,666	—	15,666
Wassa / HBB	281,662	(103,811)	177,851	252,713	(45,202)	207,511
Other	17,844	(3,377)	14,467	16,680	(3,377)	13,303

Total	$434,155	$(158,041)	$276,114	$400,039	$(88,010)	$312,029

In 2009 we capitalized certain betterment stripping costs totaling $4.2 million. These costs are included in the mining property balance for Wassa shown above. These costs will be amortized in years 2010 through 2012 on a units-of-production basis over the ounces accessed by the deferred betterment stripping.

12. Intangible Asset

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

13. Derivatives

The derivative mark-to-market losses recorded in the Statement of Operations is comprised of the following amounts:

	For the years ended December 31,
	2009	2008	2007
Riverstone Resources, Inc. – warrants	$(139)	$285	$—
Forward currency agreements	—	124	(124)
EURO Resources S.A. shares	—	(31)	248
Gold forward price contracts	3,677	602	108

Derivative loss	$3,538	$980	$232

Realized (gain)/loss	$3,677	$(995)	$108
Unrealized (gain)/loss	(139)	1,975	124

Derivative loss	$3,538	$980	$232

Riverstone Resources Inc. – Warrants

In the first quarter of 2008, we received 2 million warrants from Riverstone Resources Inc. (“Riverstone”) as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso. These warrants are exercisable through January of 2012 at prices between Cdn $0.40 and Cdn $0.45, depending on the timing of exercise.

Gold Price Derivatives

In response to a significant increase in gold price volatility during late 2008 and 2009, we entered into a series of short-term (less than 90 days) gold pricing hedging contracts. The net result of the 2009 contracts was a realized derivative loss of $3.7 million for the year. As of December 31, 2009, all of the forward contracts entered into in 2009 had expired and at the end of 2009 we had no outstanding gold price hedging instruments.

In the third and fourth quarters of 2008, we entered into a series of gold forward price contracts. The contracts covered 67,500 ounces at an average price of $832 per ounce. All of these positions expired at or before December 31, 2008 yielding a $1.1 million net gain for the year. Late in 2008, we entered into additional forward pricing contracts for 45,000 ounces of gold at an average price of $825 per ounce all of which matured during the first quarter of 2009. At December 31, 2008, the fair value of these contracts was estimated to be $1.7 million resulting in an unrealized loss of $1.7 million. During the first three quarters of 2009 the realized net result of these agreements was a loss of $2.8 million. These contracts had unrealized gains of $0.5 million as of the end of the second quarter of 2009 and resulted in a recognized net loss on gold forward price contracts of $0.9 million in the third quarter of 2009. As of September 30, and December 30, 2009 we held no unmatured gold forward pricing contracts.

14. Asset Retirement Obligations

At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings ponds, waste dumps and ongoing post-closure environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At December 31, 2009, the total, undiscounted amount of the estimated future cash needs is estimated to be $52.3 million, down slightly from $54.4 million at the end of 2008. The liabilities recognized in 2009 was discounted using the company’s credit adjusted risk free rate of 10%. Amounts recorded in prior years were discounted at rates ranging from 8% to 10%. The schedule of payments to settle the ARO liability will occur over the life of the operating assets, which currently runs through 2022.

The changes in the carrying amount of the ARO during 2009 and 2008 are follows:

	For the years ended December 31,
	2009	2008
Balance at January 1	$31,656	$18,919
Accretion expense	2,165	778
Additions and change in estimates	133	13,122
Cost of reclamation work performed	(1,985)	(1,163)

Balance at December 31	$31,969	$31,656

Current portion	$1,938	$1,620
Long term portion	$30,031	$30,036

Our previous reclamation and closure cost estimate for Bogoso was updated in 2008 by an independent consulting firm. Our expected cash outlays for reclamation projects over the next five years are as follows: 2010 – $8.3 million, 2011 – $6.7 million, 2012 – $2.8 million, 2013 – $8.5 million, 2014 – $1.7 million and after five years – $24.3 million.

15. Debt

	As of December 31,
	2009	2008
Current debt:
Debt facility	$—	$626
Equipment financing	9,970	12,152

Total current debt	9,970	12,778
Long term debt:
Revolving credit facility	2,543	—
Equipment financing loans	11,028	18,911
Convertible debentures	101,024	93,738

Total long term debt	$114,595	$112,649

Debt Facility

In the first quarter of 2009, the final $0.6 million installment payment was made on a $15.0 million debt facility provided by two Ghana-based banks in 2006. The facility provided for no additional credit after the final payment and is now closed. Proceeds of this $15 million loan were used for the construction of the Bogoso sulfide expansion project.

Equipment Financing Credit Facility

GSBPL and GSWL maintain an equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment and is secured by the mobile equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate (“LIBOR”) plus 2.38%. During the third quarter of 2009, the facility limit was reduced from $40 million to $35 million. At December 31, 2009, approximately $14.0 million was available to draw down. The average interest rate on the outstanding loans was approximately 7.8% at December 31, 2009. Each outstanding equipment loan is secured by the title of the specific equipment purchased with the loan until the loan has been repaid in full.

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

On maturity, we may, at our option, satisfy our repayment obligation by paying the principal amount of the Debentures in cash or, subject to certain limitations, by issuing that number of our common shares obtained by dividing the principal amount of the Debentures outstanding by 95% of the weighted average trading price of our common shares on the NYSE Amex stock exchange for the 20 consecutive trading days ending five trading days preceding the maturity date (the “Market Price”). Upon the occurrence of certain change in control transactions, the holders of the debentures may require us to purchase the Debentures for cash at a price equal to 101% of the principal amount plus accrued and unpaid interest. If 10% or more of the fair market value of any such change in control consideration consists of cash, the holders may convert their Debentures and receive a number of additional common shares, which number is determined as set forth in the Indenture.

The Debentures are direct senior unsecured indebtedness of Golden Star Resources Ltd., ranking equally and ratably with all our other senior unsecured indebtedness, and senior to all our subordinated indebtedness. None of our subsidiaries have guaranteed the Debentures, and the Debentures do not limit the amount of debt that we or our subsidiaries may incur.

The Debentures were accounted for in accordance with EIC 164, “Convertible and other Debt Instruments with Embedded Derivatives”. Under this statement, the fair value of the Conversion feature is recorded as equity. The issuance date fair value of the Company’s obligation to make principal and interest payments was estimated at $89.1 million and was recorded as convertible senior unsecured debentures. The issuance date fair value of the holder’s conversion option was estimated at $35.9 million and was recorded as the “equity component of convertible debentures”. Fees totaling $4.7 million relating to the issuance of these debentures were allocated pro-rata between deferred financing fees of $3.4 million and equity of $1.3 million. Periodic accretion of the liability portion of the loan has brought the December 31, 2009 balance to $101.0 million.

Revolving Credit Facility

On May 1, 2009, we entered into a $30.0 million revolving credit facility (the “Facility”) pursuant to an agreement (the “Facility Agreement”) between Standard Chartered Bank, Golden Star Resources and our subsidiaries which own the Bogoso/Prestea, Wassa and HBB properties. The term of the Facility Agreement extends through September 30, 2012. The amount available under the Facility will be reduced by $3.0 million on December 31, 2010 and by an additional $6.0 million on December 31, 2011. The Facility bears interest at the higher of LIBOR or the applicable lenders’ cost of funds rate (which is capped at 1.25% per annum above LIBOR), plus a margin of 5% per annum. The interest rate as of December 31, 2009 was 5.26%. Covenants require that we meet certain financial ratios at the end of each quarter, including that in excess of 95% of our assets are retained within a group of subsidiaries known as Obligors and whose common shares are pledged as collateral for amounts drawn under the revolver facility. We were in compliance with all covenants at December 31, 2009.

16. Income Taxes

We recognize future tax assets and liabilities based on the difference between the financial reporting and tax basis of assets and liabilities using the substantively enacted tax rates expected to be in effect when the taxes are paid or recovered. We provide a valuation allowance against future tax assets for which we do not consider realization of such assets to meet the required “more likely than not” standard.

Our future tax assets and liabilities at December 31, 2009 and 2008 include the following components:

	As of December 31,
	2009	2008
Future tax assets:
Offering costs	$1,567	$1,096
Non-capital loss carryovers	172,199	149,401
Capital loss carryovers	449	—
Mine property costs	9,882	9,900
Reclamation costs	6,160	6,082
Derivatives	16	645
Unrealized loss	(7)	26
Other	3,571	1,361
Valuation allowance	(99,994)	(98,020)

Future tax assets	93,843	70,491
Future tax liabilities:
Mine property costs	107,483	103,259
Other	357	357

Future tax liabilities	107,840	103,616

Net future tax assets/(liabilities)	$(13,997)	$(33,125)

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	As of December 31,
	2009	2008
Canada	$38,237	$28,094
U.S.	587	233
Ghana	60,646	69,234
Burkina Faso	524	459

Total valuation allowance	$99,994	$98,020

The income taxes (recovery)/expense includes the following components:

	For the years ended December 31,
	2009	2008	2007
Current
Canada	$—	$—	$—
Foreign	1,755	—	—
Future
Canada	—	—	—
Foreign	(19,127)	(9,029)	5,206

Total	$(17,372)	$(9,029)	$5,206

A reconciliation of expected income tax on net income before minority interest at statutory rates with the actual expenses (recovery) for income taxes is as follows:

	For the years ended December 31,
	2009	2008	2007
Net income /(loss) before minority interest	$(832)	$(135,250)	$(32,473)
Statutory tax rate	29.0%	29.5%	32.5%

Tax expense/(benefit) at statutory rate	$(241)	$(39,898)	$(10,560)
Foreign tax rates	(6,951)	(6,401)	(8,377)
Change in tax rates	476	3,317	—
Non-taxable portion of capital (gains)/losses	—	(392)	(2,202)
Expired loss carryovers	—	99	136
Ghana investment allowance	(63)	(1,288)	(3,638)
Non-deductible stock option compensation	554	616	1,065
Non-deductible expenses	1,924	1,803	324
Loss carryover not previously recognized	(2,849)	399	158
Ghana property basis not previously recognized	(7,601)	—	—
Non-deductible Ghana property basis	—	—	788
Change in future tax assets due to exchange rates	(4,018)	5,792	(4,578)
Change in valuation allowance	(359)	26,924	32,090
National Tax Levy	1,756	—	—

Income tax expense /(recovery)	$(17,372)	$(9,029)	$5,206

During 2009, we recognized $4 million of share offering costs. Shareholders’ equity has been credited in the amounts of $1.2 million for the tax benefits of these deductions. In addition, in 2008 we recognized $3.3 million of unrealized loss on marketable equity securities. Other comprehensive income has been credited for the $1 million tax benefit of these future tax deductions. A $1.2 million valuation allowance has been provided in shareholders’ equity for the net tax impact of the share offering costs. In addition, a $1 million valuation allowance has been provided in other comprehensive income for the net tax impact of the unrealized loss

At December 31, 2009 we had tax pool and loss carryovers expiring as follows:

	Canada	Ghana
2009	$—	$—
2010	—	—
2011	—	—
2012	—	41,694
2013	—	46,294
2014	2,731	—
2015	9,154	—
2026	15,110	—
2027	21,087	—
2028	13,874	—
2029	25,172	—
Indefinite	3,098	497,494

Total	$90,226	$585,482

17. Commitments and Contingencies

Our commitments and contingencies include the following items:

Environmental Bonding in Ghana

In 2005, pursuant to a reclamation bonding agreement between the Ghana Environmental Protection Agency (“EPA”) and GSWL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements, we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. Pursuant to a further bonding agreement between the EPA and GSBPL, we bonded $9.5 million in early 2006 to cover our future obligations at Bogoso/Prestea. To meet these requirements, we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit. In 2008 the GSBPL letter of credit was increased by $0.5 million to cover the Pampe mining areas. The cash deposits are recorded as Restricted Cash in our balance sheet.

In 2008, the EPA required Bogoso/Prestea to resubmit their Environmental Management Plan (“EMP”) with an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the reclamation and closure cost estimate and the EMP was submitted to the EPA in February, 2009. The EPA requested payment of the fees associated with the issuance of the certificate, which was completed. Bogoso/Prestea has completed all the legal requirements and is waiting for the EPP to issue the environmental certificate.

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

•

Government of Ghana: Under the laws of Ghana, a holder of a mining lease is required to pay an annual royalty of not less than 3% and not more than 6% of the total revenues earned from the lease area. The specific amount paid is determined by a mine’s margin as defined by the royalty regulations. The royalty is payable on a quarterly basis. During 2009 and in all prior years we have paid a 3% annual royalty on gold production from Bogoso/Prestea and Wassa. During 2009 the Ghana Minerals Commission announced that it is considering possible changes to its mineral royalty regulations. Since the Minerals Commission review has not been finalized, it is not yet possible to predict changes, if any, in the royalty structure.

•	Benso: Benso is subject to a $1.00 per ounce gold production royalty.

•	Pampe: Portions of the Pampe deposit are subject to a 7.5% net smelter return royalty.

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

Hwini-Butre—As part of the agreement for the purchase of the HBB properties, Golden Star agreed to pay B.D. Goldfields Ltd $1.0 million if at least one million ounces of gold are produced and recovered in the first five years of production from the area covered by the Hwini-Butre prospecting license. Gold production was initiated at Hwini-Butre in early 2009. It is not possible at this time to know if future exploration work will increase Hwini-Butre’s reserves to 1.0 million ounces.

Obuom—In October 2007, we entered into agreement with AMI Resources Inc. (“AMI”), which gives AMI the right to earn our 54% ownership position in the Obuom property in Ghana. Should AMI eventually obtain full rights to our position on the property and develop a gold mining operation at Obuom, we would receive from AMI a 2% net smelter return royalty on 54% of the property’s gold production.

Goulagou and Rounga—In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over a four-year period, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. We are entitled to receive up to 2 million shares of Riverstone over the term of the option, of which 1.3 million shares have been received as of February 24, 2010. In addition we received 2 million common share purchase warrants of Riverstone during 2008. The Riverstone purchase warrants have remaining exercise prices that range from Cdn$0.40 to Cdn$0.45.

Litigation

EURO Resources S.A. Action—In September 2008, we issued a statement of claim in Ontario against EURO Ressources S.A. (“EURO”) and its subsidiary Société de Travaux Publics et de Mines Aurifères en Guyane S.A.R.L. (“SOTRAPMAG”). The statement of claim sought to have EURO transfer the Paul Isnard Permis Exclusif de Recherches (“PER”) and the shares of SOTRAPMAG (which holds eight mineral concessions in the Paul Isnard area of French Guiana (together with the PER, the “Paul Isnard Properties”) to us in compliance with EURO’s obligations under certain agreements between the parties, as well as monetary damages. In September 2008, EURO commenced litigation in British Columbia concerning our ownership of mineral rights at the Paul Isnard gold property in French Guiana. EURO asked the courts to “confirm our repudiation” of an option agreement on Paul Isnard, and EURO sought unspecified damages.

In December 2008, a Canadian gold mining entity acquired a controlling interest in EURO and we subsequently pursued discussions with the new owner regarding settlement of the litigation and the ultimate transfer of the Paul Isnard properties to us as agreed in 2004 earn-in option agreement. On November 18, 2009, we entered into a settlement agreement with EURO in respect of the outstanding litigation, pursuant to which the Company is to be transferred the rights to those properties subject to receiving required governmental approvals. (See note 9 for information about sale of this property.)

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

Meanwhile, on June 12, 2009, the plaintiffs also appealed the Judgment to the United States Court of Appeals for the Tenth Circuit (the “Appeals Court”). On June 26, 2009, we filed a motion to dismiss the appeal for lack of jurisdiction. On July 10, 2009, the Appeals Court dismissed the appeal. Accordingly, the case now has been closed at the trial and appellate levels.

Ghana Crop Damage Action—On October 22, 2008, a Ghanaian court awarded plaintiffs a settlement of approximately $1.9 million in damages against GSBPL in a legal action filed against GSBPL in 2000 related to a 1991 crop damage claim. The plaintiffs claimed that emissions from a now defunct processing plant at Bogoso, which was operating in 1991, injured the plaintiffs cocoa trees and reduced their cocoa output. We have appealed the judgment to the Ghana Supreme Court and have obtained a stay of execution of the judgment. As ordered by lower courts we have already deposited $0.6 million of cash with the court to partially settle the claim. Thus, we believe that if our appeal is not successful, the settlement cost would be less than $0.5 million. We intend to vigorously pursue any and all appropriate remedies in this regard.

Bogoso Power Plant—In early 2008 Genser Power Ghana Limited (“Genser”) initiated construction of a nominal 20 megawatt stand-by power plant at Bogoso known as the Genser power plant. This plant is planned for use in periods of power outages or shortages in Ghana. As collateral for a letter of credit issued in connection with the project, we restricted $3.6 million of cash in March of 2008 as required by the bank providing the letter of credit.

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

Once the power plant is completed, we have agreed to purchase electric power from the Genser plant as needed and make payments in accordance with the following formulas: in months where our average monthly demand is equal to or less than 10 megawatts, we will pay Genser $295,200 per month plus the cost of fuel regardless of the amount of power used. In months where our average monthly demand exceeds 10 megawatts, we will pay Genser $0.030/kilowatt hour for amounts in excess of 10 megawatts plus fuel costs. The plant met its commissioning test in February 2010 and has been placed in service in February 2010.

18. Capital Disclosures

The Company’s objectives when managing capital are to safeguard the Company’s access to sufficient funding as needed to continue its acquisition and development of mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable level of risk. These objectives have not changed materially since the end of 2008.

In the management of capital, the Company includes the components of shareholders’ equity and debt,. The Company manages the capital structure and makes adjustments in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust the capital structure, the Company may issue new shares, issue new debt, acquire or dispose of assets or adjust the amount of investments. Other than the revolver facility opened in 2009, we have no restrictions or covenants on our capital structure as of the end of 2009. Revolver covenants require that we meet certain financial ratios at the end of each quarter, including that in excess of 95% of our assets are retained within a group of subsidiaries known as Obligors and whose common shares are pledged as collateral for amounts drawn under the revolver facility. We were in compliance with all covenants at December 31, 2009.

In order to facilitate the management of its capital requirements, the Company prepares annual expenditure budgets which project expected cash and debt positions over several years and which are updated as necessary depending on various factors, including successful capital deployment and general industry conditions. The annual and updated budgets are approved by the Board of Directors.

In order to maximize cash available for development efforts, the Company does not pay dividends. The Company’s cash investment policy is to invest its cash in highly liquid short-term interest-bearing investments with maturities of three months or less when acquired, selected with regards to the expected timing of expenditures from continuing operations.

19. Cost of Sales

	2009	2008	2007
Mining operations costs	$243,568	$228,037	$158,310
Change in inventories (costs from / (to) metals inventory)	3,023	9,670	(5,003)
Mining related depreciation and amortization	114,274	60,445	34,453
Accretion of asset retirement obligations	2,165	778	1,062

Total cost of sales	$363,030	$298,930	$188,822

20. Stock Based Compensation

Stock Options – We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “Plan”), and options are granted under this plan from time to time at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares of common stock of which 1,593,746 are available for grant at December 31, 2009. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the fair market value of our stock on the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.

In addition to options issued under the Plan, 2,533,176 options were issued to various employees of St. Jude in exchange for St. Jude options in late 2005 of which 216,000 were unexercised as of December 31, 2008. All 216,000 of the remaining unexercised options held by St. Jude employees at the end of 2008 were exercised during 2009. Comparative figures shown below include the options issued to St. Jude employees.

Non-cash employee compensation expense recognized in the statements of operations with respect to the Plan are as follows:

	2009	2008	2007
Total stock compensation expense during the period	$2,033	$2,088	$3,274

We granted 1,760,000, 1,964,000 and 1,875,023 options during 2009, 2008 and 2007, respectively. We do not receive a tax deduction for the issuance of options. As a result we did not recognize any income tax benefit related to the stock compensation expense during 2009, 2008 and 2007.

The fair value of options granted during 2009, 2008 and 2007 were estimated at the grant dates using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	2009	2008	2007
Expected volatility	68.39% to 74.25%	47.52% to 67.78%	47.39 to 67.13%
Risk–free interest rate	1.88% to 2.94%	2.11% to 3.32%	3.85 to 4.58%
Expected lives	4 to 7 years	4 to 7 years	4 to 7 years
Dividend yield	0%	0%	0%

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

A summary of option activity under the Plan as of December 31, 2009 and changes during the year then ended is presented below:

	Options (000’)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2008	7,478	3.23	5.9	3,154
Granted	1,760	1.96	9.3	—
Exercised	(1,417)	1.94	2.8	(1,662)
Forfeited, cancelled and expired	(538)	3.06	—	—

Outstanding as of December 31, 2009	7,283	3.19	7.0	4,221

Exercisable at December 31, 2009	5,158	3.46	6.3	383

A summary of option activity under the Plan as of December 31, 2008 and changes during the year then ended is presented below:

	Options (000’)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2007	6,624	3.46	6.3	3,775
Granted	1,964	2.83	9.4	—
Exercised	(360)	2.50	—	(594)
Forfeited, cancelled and expired	(750)	4.56	—	—

Outstanding as of December 31, 2008	7,478	3.23	5.9	3,154

Exercisable at December 31, 2008	5,552	3.23	3.2	2,602

The number of options outstanding by strike price as of December 31, 2009 and 2008 is shown in the following tables:

	Options outstanding			Options exercisable
Range of exercise prices (Cdn$)	Number outstanding at December 31, 2009 (000)	Weighted– average remaining contractual life (years)	Weighted- average exercise price (Cdn$)	Number exercisable at December 31, (000)	Weighted- average exercise price (Cdn$)
1.00 to 2.50	2,285	7.5	1.54	1,138	1.39
2.51 to 4.00	3,365	7.1	3.43	2,587	3.46
4.01 to 7.00	1,633	6.0	4.98	1,433	5.11
7.01 to 10.00	—	—	—	—	—

	7,283	7.0	3.19	5,158	3.46

	Options outstanding			Options exercisable
Range of exercise prices (Cdn$)	Number outstanding at December 31, 2008 (000)	Weighted– average remaining contractual life (years)	Weighted- average exercise price (Cdn$)	Number exercisable at December 31, (000)	Weighted- average exercise price (Cdn$)
1.00 to 2.50	2,234	4.1	1.41	1,902	1.37
2.51 to 4.00	3,505	7.6	3.47	2,211	3.48
4.01 to 7.00	1,707	4.8	5.02	1,407	5.23
7.01 to 10.00	32	5.0	9.07	32	9.07

	7,478	5.9	3.23	5,552	3.23

The weighted–average grant date fair value of share options granted during the years ended December 31, 2009, 2008 and 2007 was Cdn$1.21, Cdn$3.31 and Cdn$2.20, respectively. The intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was Cdn$1.7million, Cdn$0.6 million and Cdn$4.5 million, respectively.

A summary of the status of non–vested options at December 31, 2009 and 2008 and changes during the years ended December 31, 2009 and 2008, is presented below:

	Number of options (‘000)	Weighted average grant date fair value (Cdn$)
Non-vested at January 1, 2009	1,926	1.92
Granted	1,760	1.21
Vested	(1,386)	1.76
Forfeited, cancelled and expired	(175)	1.22

Non-vested at December 31, 2009	2,125	1.49

	Number of options (‘000)	Weighted average grant date fair value (Cdn$)
Non-vested at January 1, 2008	1,203	2.17
Granted	1,964	1.62
Vested	(1,027)	1.65
Forfeited, cancelled and expired	(214)	1.91

Non-vested at December 31, 2008	1,926	1.92

As of December 31, 2009, there was a total unrecognized compensation cost of Cdn$2.1 million related to share-based compensation granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair values of shares vested during the years ended December 31, 2009, 2008 and 2007 were Cdn$2.4 million, Cdn$1.5 million and Cdn$4.0 million, respectively.

Stock Bonus Plan—In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock, of which 545,845 common shares had been issued as of December 31, 2009. During the years ended December 31, 2009, 2008 and 2007 we issued nil, nil and 50,683 common shares, respectively, to employees under the Bonus Plan. The cost of the share grants was $0.2 million in 2007.

21. Earnings per Common Share

The following table provides a reconciliation between basic and diluted earnings per common share:

	2009	2008	2007
Net income/(loss)	$16,519	$(119,303)	$(35,290)
Weighted average number of common shares (millions)	237.2	235.7	229.1
Dilutive securities:
Options	1.2	—	—
Convertible debentures	—	—	—

Weighted average number of diluted shares	238.4	235.7	229.1

Basic earnings/(loss) per share	$0.070	$(0.506)	$(0.154)
Diluted earnings/(loss) per share	$0.069	$(0.506)	$(0.154)

22. Operations by Segment and Geographic Area

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location.

	Africa
As of and for the year ended December 31,	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2009
Revenues	$181,820	$218,919	$—	$—	$—	$400,739
Net income/(loss)	(3,883)	55,490	(728)	(3,629)	(30,731)	16,519
Income tax (expense) benefit	—	17,372	—	—	—	17,372
Capital Expenditures	11,077	36,739	291	638	22	48,767
Total assets	347,974	272,019	9,208	9,412	115,266	753,879
2008
Revenues	$148,765	$108,590	$—	$—	$—	$257,355
Net income/(loss)	(89,358)	6,732	(15,822)	(1,047)	(19,781)	(119,303)
Income tax (expense) benefit	—	1,267	7,762	—	—	9,029
Capital Expenditures	13,544	54,194	5,130	1,439	120	74,427
Total assets	371,134	289,749	11,087	12,112	10,217	694,299
2007
Revenues	$86,602	$89,012	$—	$—	$—	$175,614
Net income/(loss)	(31,710)	9,785	(2,970)	(516)	(9,879)	(35,290)
Income tax (expense) benefit	(5,206)	—	—	—	—	(5,206)
Capital Expenditures	90,697	19,009	2,303	2,831	27	114,867
Total assets	436,250	108,831	173,228	10,769	60,800	789,878

23. Supplemental Cash Flow Information

In 2009 $1.1 million was paid for income taxes. There was no cash paid for income taxes during 2008 and 2007. Cash paid for interest was $7.6 million in 2009, $7.9 million in 2008 and $7.2 million in 2007.

24. Related Parties

During 2009, we obtained legal services from a firm where our Chairman is of counsel. The cost of services incurred from this firm during 2009 and 2008 was $0.6 million and $0.7 million, respectively. Our Chairman did not personally provide any legal services to the Company during 2009 or 2008 nor did he benefit directly or indirectly from payments for the services performed by the firm.

25. Asset Impairments

Asset	2009	2008	2007
Prestea Underground exploration property	$—	$44,550	$—
Prestea South—development property	—	1,815	—
Niger—exploration properties	—	1,589	—
Burkina Faso—exploration properties	—	18,886	—
Ivory Coast—exploration property	—	1,539	—
Sierra Leone—exploration property	—	—	1,855
Abandonment of mine equipment	—	—	1,644
French Guiana—exploration properties	2,789	—	—
Other	290	—	—

Total	$3,079	$68,379	$3,499

2009

French Guiana – In late 2009, agreement was reached to sell our French Guiana exploration properties. In response to the pending sales agreement, at December 31, 2009, the carrying value of the French Guiana exploration properties was written down to the agreed sales price.

Other – Represents the carrying costs of various inactive exploration properties.

2008

Prestea Underground—Since acquiring the underground mine, Bogoso/Prestea has incurred $44.6 million in drilling, maintenance, shaft refurbishment, dewatering and engineering study costs. A pre-feasibility study prepared in 2008 indicated that substantial amounts of capital would be required to reopen the mine and the resulting operating cash flows would not materially increase cash flows from Bogoso/Prestea’s existing surface mining operations. The pre-feasibility did not include the additional costs of ongoing dewatering and maintenance costs of the underground mine outside of the active mining areas. Furthermore, the pre-feasibility study did not anticipate the sharp increases in mine operating costs during 2008 due to higher power, fuel, reagents and labor costs.

Based on the pre-feasibility study results, the increases in operating costs since the study was completed in 2008, especially in the cost of electric power, and due to the high costs of maintaining access to the underground workings, Bogoso/Prestea temporarily stopped its development activities at this project in late 2008. As a result, the carrying value of the property was fully written down as of December 31, 2008 and an impairment charge of $44.6 million recorded in the consolidated statements of operations.

Prestea South—Portions of the Prestea South properties near the town of Prestea were deemed impaired because the cost of relocating homes and town site infrastructure negated the economic benefit of the reserves. The development costs to date of $1.8 million have also been written off and an impairment charge recorded in the consolidated statements of operations.

Niger Exploration Projects—Approximately $2.6 million has been spent on exploration work at the Deba and Tialkam gold projects in Niger since acquiring them from St. Jude in 2005. We plan to continue to hold these properties on care and maintenance basis and evaluate various alternatives for them. In response to our decision to scale back near-term exploration activities, they have been written down by $1.6 million.

Burkina Faso Exploration Projects—The Goulagou/Rounga project was acquired in 2005, and a total of $18.2 million in purchase cost was allocated to these projects at that time. Since then we have spent an additional $1.1 million on exploration at these two properties and the limited work to date has not resulted in a material increase in the gold resources.

A reevaluation of the economics of the project at the end of 2008, indicate that there is currently insufficient resources to proceed with development of the project at this time. Based on our analysis, the project has been written off and an impairment charge recorded in the consolidated statements of operations.

Ivory Coast Exploration Projects—We spent approximately $1.5 million on exploration efforts at the Afema project in the Ivory Coast in the past four years. Exploration results failed to identify resources that warranted further work and the project was impaired and written off in 2008.

2007—Impairment charges in 2007 represent the write-off of exploration projects in Sierra Leone and disposal of equipment at one of our mines.

26. Generally Accepted Accounting Principles in the United States

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.

(a) Consolidated Balance Sheets under U.S. GAAP

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$154,088	$33,558
Accounts receivable	7,021	4,306
Inventories (Note d4)	52,844	49,134
Deposits	4,774	3,875
Other current assets	1,415	1,100

Total current assets	220,142	91,973
Restricted cash	3,804	4,249
Available-for-sale and long term investments	181	29
Deferred exploration and development costs (Note d1)	—	—
Property, plant and equipment (Note d2)	231,141	270,814
Intangible asset	9,480	—
Mining properties (Notes d2)	255,503	291,823
Future tax asset (Note d5)	—	—
Other assets (Note d3)	2,457	4,456

Total assets	$722,708	$663,344

LIABILITIES
Current liabilities	$74,936	$90,322
Long term debt (Note d7)	160,172	131,876
Asset retirement obligations	30,031	30,036
Future tax liability (Note d5)	11,688	31,959

Total liabilities	276,827	284,193

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Share capital (Note d8)	690,056	615,097
Contributed surplus (Note d7)	14,767	14,205
Accumulated comprehensive income and other	1,340	1,228
Deficit	(262,806)	(251,379)

Total Golden Star Resources’ equity	443,357	379,151

Noncontrolling interest	2,524	—

Total Equity	445,881	379,151

Total liabilities and shareholders’ equity	$722,708	$663,344

(b) Consolidated Statements of Operations under US GAAP

	For the years ended December 31,
	2009	2008	2007
		restated (note 3)	restated (note 3)
Net income/(loss) under Cdn GAAP	$16,519	$(119,303)	$(35,290)
Deferred exploration expenditures expensed under US GAAP (Note d1 and d2)	(3,457)	(13,279)	(11,661)
Write-off of deferred exploration properties (Note d1)	3,076	43,420	1,973
Debt retirement expense	—	—	(4,918)
Derivative gain on non-US$ warrants (Note d6)	—	954	1,929
Reverse depreciation on assets already written off for US GAAP	3,813	488	2,947
Fair value adjustment on debentures (Note d7)	(31,181)	11,438	598
Debt Accretion Reversal	3,610	6,197	1,165
Expense betterment spending (Note d4)	(3,571)	—	—
Other	1,145	1,229	(6)

Net income/(loss) under US GAAP before income tax	(10,046)	(68,856)	(43,263)
Income tax (expense)/recovery, as adjusted (Note d5)	1,143	(348)	1,514

Net income/(loss) under US GAAP	$(8,903)	$(69,204)	$(41,749)

Net income/(loss) adjustments to noncontrolling interest	$(2,524)	$(4,513)	$(10)

Net loss attributable to Golden Star Resources	$(11,427)	$(73,717)	$(41,759)

Basic and diluted net loss per share under US GAAP	$(0.048)	$(0.313)	$(0.182)

Consolidated Statement of Comprehensive Loss under US GAAP

Net loss under US GAAP	$(8,903)	$(69,204)	$(41,749)
Other comprehensive income – on marketable securities	113	(4,737)	(1,070)

Comprehensive loss under US GAAP	$(8,790)	$(73,941)	$(42,819)

Comprehensive income/(loss) attributable to noncontrolling interest	$(2,524)	$(4,513)	$(10)

Comprehensive loss attributable to Golden Star Resources	$(11,314)	$(78,454)	$(42,829)

(c) Consolidated Statements of Cash Flows under US GAAP

	For the years ended December 31,
	2009	2008	2007
Cash provided by (used in):
Operating activities (Note d9)	$96,940	$16,764	$(4,991)
Investing activities (Note d9)	(41,661)	(57,787)	(89,369)
Financing activities	65,251	(1,173)	143,006

Increase/(decrease) in cash and cash equivalents	120,530	(42,196)	48,646
Cash and cash equivalent beginning of period	33,558	75,754	27,108

Cash and cash equivalents end of period	$154,088	$33,558	$75,754

(d) Notes:

(1)	Under US GAAP, exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP, which have previously been expensed under US GAAP, result in an adjustment when reconciling net income for the year.

(2)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP which have previously been expensed under US GAAP result in an adjustment when reconciling net income for the year.

(3)	Under US GAAP loan fees are capitalized as an asset and amortized over the life of loan. This amortized amount is netted against the loan liability for Cdn GAAP.

(4)	Under Cdn GAAP, expenditures for betterment stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) that can be shown to be a betterment of the mineral property are capitalized and subsequently amortized on a units-of-production basis over the mineral reserves that directly benefit from the specific waste striping activity. US GAAP has no provision of betterment stripping costs and as such, amounts capitalized during 2009 for Cdn GAAP are reversed and expensed for US GAAP. This adjustment also increased the operating costs used for the valuation of metals inventory for US GAAP, resulting in a higher value for metals inventory under US GAAP.

(5)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine development cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 1 and 2 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP in the GSBPL and GSWL tax jurisdiction.

On January 1, 2007, we adopted the provisions of FIN 48 (as codified in ASC topic 740 “Income Taxes”) (“ASC 740”) for US GAAP purposes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by ASC 740. Based on this review the provisions of ASC 740 had no effect on our financial position, cash flows or results of operations at either December 31, 2008 or December 31, 2009.

We and our subsidiaries are subject to the following material taxing jurisdictions: Ghana, Canada and Burkina Faso. The tax years that remain open to examination by the Ghana Internal Revenue Service are years 2008 through 2009. The tax years that remain open to examination by Revenue Canada are years 2003 through 2009. All tax years remain open to examination in Burkina Faso. Our policy is to recognize interest and penalties related to uncertain tax benefits in general and administrative expense. In the current year the company has accrued immaterial penalties related to ongoing CRA Audits in Canada.

(6)	Under US GAAP, the fair value of warrants denominated in currencies other than the company’s functional currency are treated as a derivative liability. The derivative liability of such warrants is marked to market at the end of each period and the change in fair value is recorded in the statement of operations. Under Cdn GAAP the issue-date fair values of all warrants is treated as a component of shareholders’ equity and are recorded as contributed surplus and are not subsequently marked to their fair value.

(7)	Under Cdn GAAP, the fair value of the conversion feature of convertible debt is classified as equity and the balance is classified as a liability. The liability portion is accreted each period in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date. Accretion is recorded as interest expense. For US GAAP purposes, the entire amount of convertible debt is classified as a liability and recorded at fair value at the end of each period, with the change in fair value recorded in the statement of operations in accordance with FAS 155 (as codified in ASC topic 820 “Fair Value Measurements and Disclosures”).

(8)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP)—under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP.

(9)	Under US GAAP, exploration expenditures and betterment stripping costs are treated as operating cash flows. Cdn GAAP treats certain exploration expenditures as investing cash flows (see note 1). This creates differences in the statement of cash flows.

(10)	Impact of recently issued Accounting Standards

Recently Adopted Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a statement requiring fair value measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This new guidance was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, this statement was effective for us on January 1, 2009. Also on April 9, 2009, FASB issued further guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and also guidance on identifying transactions that are not orderly. Adoption of this new guidance did not have a material impact.

In December 2007, FASB issued new standards for Non-controlling Interests in Consolidated Financial Statements”. This standard establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This standard became effective for us on January 1, 2009. The consolidated net loss attributable to Golden Star Resources would have been $8.903 if the new standard had not been applied.

In March 2008, the FASB issued new standards which requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We adopted these new standards in the first quarter of fiscal 2009. Since the new standards only required additional disclosure (see Note 13), the adoption did not impact our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued new standards which provided guidance on how to determine the useful life of intangible assets by amending the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2008 and was effective for us beginning in the first quarter of 2009. There was no impact to our current consolidated financial statements.

In May 2008, FASB issued guidance for convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. The company elected to report its convertible debt at fair value and thus this new pronouncement does not have an impact on the company’s financials.

In September 2008, the FASB issued additional guidance which requires additional disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This new guidance also amends previous guidance related to accounting for guarantees to require additional disclosure about the current status of the payment/performance risk of a guarantee. These new provisions are effective for reporting periods ending after November 15, 2008. These provisions further clarify the effective date of new disclosure requirements regarding derivative instruments and hedging activities. We adopted these disclosure requirements in the first quarter of 2009. Since the new guidance only required additional disclosures, the adoption did not impact our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new standards for the recognition and measurement of other-than-temporary impairments for debt securities which replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). We adopted these standards in the third quarter of fiscal 2009 and they did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued new standards for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standards are effective for interim and annual reporting periods ending after June 15, 2009. We adopted the new standards during the third quarter of fiscal 2009 and, as the pronouncement only requires additional disclosures, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through February 24 , 2010, the date that these financial statements were issued.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) for financial statements issued for interim and annual periods ending after September 15, 2009, which was effective for us beginning in the fourth quarter of fiscal 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in our disclosures, including these Notes to the Consolidated Financial Statements. The codification in not expected to affect our consolidated financial position, cash flows, or results of operations.

In June 2009, the FASB issued accounting guidance regarding the accounting for transfers of financial assets that is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. The guidance requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This guidance is effective for an entity’s first annual reporting period after November 15, 2009 and is not eligible for early adoption. This codification is not expected to materially affect our consolidated financial position, cash flows, or results of operations.

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes became effective for the company on October 1, 2009. The adoption of this new guidance did not have an impact on our Financial Statements.

Recently Issued Standards

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards will be effective for us beginning in the first quarter of fiscal 2010. The adoption of the new standards will not have an impact on our consolidated financial position, results of operations and cash flows.

In October 2009, FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have VSOE of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and are effective for us beginning in the first quarter of fiscal 2011, however early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company does not anticipate that the adoption of this statement will materially expand its consolidated financial statement footnote disclosures. The following is the disclosures:

The three levels of the fair value hierarchy are:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

The following table illustrates the classification of the Company’s financial instruments within the fair value hierarchy as at December 31, 20091:

	Financial assets at fair value as at December 31, 2009
	Level 1	Level 2	Level 3	Total
Available for sale investments	$181	$—	$—	$181
Warrants	—	158	—	158

	$181	$158	$—	$339

	Financial liabilities at fair value as at December 31, 2009
	Level 1	Level 2	Level 3	Total
Convertible senior unsecured debentures[1]	$—	$—	$144,651	$144,651

	—	—	144,651	144,651

	Financial assets at fair value as at December 31, 2008
	Level 1	Level 2	Level 3	Total
Available for sale investments	$29	$—	$—	$29
Warrants	—	11	—	11

	$29	$11	$—	$40

	Financial liabilities at fair value as at December 31, 2008
	Level 1	Level 2	Level 3	Total
Gold Forward Contracts	$1,690	$—	$—	$1,690
Convertible senior unsecured debentures[1]	—	—	113,416	113,416

	1,690	—	113,416	115,106

[1]

The convertible senior unsecured debenture is recorded at fair market value for US GAAP purposes only in note 26. These debentures are valued based on discounted cash flows for the debt portion and based on a black scholes model for the equity portion. Inputs used to determine these values were; discount rate 8.87%, Risk Free interest rate of 1.92%, volatility of 87.5%, and a remaining life of 2.9 years.

The following table reconciles the Company’s level 3 fair value measurements from December 31, 2008 to December 31, 2009:

	Fair value measurements using Level 3 inputs
	Convertible senior unsecured debentures	Total
Balance of December 31, 2008	$113,416	$113,416
(Gain) loss included in net income	31,235	31,235

Balance at December 31, 2009	$144,651	$144,651

27. Quarterly Financial Data (Unaudited)

	2009 Quarters ended				2008 Quarters ended
($ millions, except per share data)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Revenues	$117.4	$103.8	$91.9	$87.6	$69.7	$64.1	$70.4	$53.2
Net income/(loss)	19.5	(2.3)	0.4	(1.1)	(86.9)	(22.4)	(6.9)	(3.9)
Net earnings/(loss) per share
Basic	$0.083	$(0.010)	$0.002	$(0.005)	$(0.368)	$(0.095)	$(0.095)	$(0.017)
Diluted	$0.082	$(0.010)	$0.002	$(0.005)	$(0.368)	$(0.095)	$(0.029)	$(0.017)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with PricewaterhouseCoopers LLP, our auditors, regarding any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2009, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Golden Star’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, disclosure controls and procedures were effective.

Management’s Report on Consolidated Financial Statements

Management has concluded that the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the periods ended December 31, 2009 in accordance with Canadian generally accepted accounting principles. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP as stated in their report which expressed an unqualified opinion thereon.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Golden Star is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Golden Star’s internal control over financial reporting is a process designed under the supervision of Golden Star’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with Canadian GAAP. As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that Golden Star maintained effective internal control over financial reporting as of December 31, 2009. The effectiveness of Golden Star’s internal control over financial reporting at December 31, 2009 has been audited by PricewaterhouseCoopers LLP, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in Golden Star’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the Company’s last fiscal quarter of 2009 that has materially affected or is reasonably likely to materially affect Golden Star’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 AND 14

In accordance with General Instruction G(3), the information required by Part III is hereby incorporated by reference from our proxy circular to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. The following documents are filed as part of this Report:

1. Financial Statements

•	Management’s Report

•	Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

•	Notes to the Consolidated Financial Statements

2. Financial Statement Schedules

Financial Statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

3. Exhibits

3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003); Articles of Amendment dated May 6, 2005 (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 2006)

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); Amendment No. 1 to Bylaw Number One, effective March 9, 2006 (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form S-3 (File No. 333-148296) filed on December 21, 2007)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-91666) filed on July 15, 2002)

4.2	Amended and Restated Shareholder’s Rights Plan dated as of May 9, 2007 between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007)

4.3	Indenture dated November 8, 2007 between the Company and The Bank of New York for the Company’s 4.0% Convertible Senior Unsecured Debentures due November 30, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed November 13, 2007)

4.4	Form of Canadian Global Debenture dated November 8, 2007 for the Company’s 4.0% Convertible (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed November 13, 2007)

4.5	Form of US Global Debenture dated November 8, 2007 for the Company’s 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed November 13, 2007)

4.6	Registration Rights Agreement dated November 8, 2007 between the Company and BMO Nesbitt Burns Inc. for the Company’s 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed November 13, 2007)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K, for the year ended December 31, 2008)

10.3	Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K, for the year ended December 31, 2007)

10.4	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2007)

10.5	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.6	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.7	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Mr. Thomas G. Mair (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008)

10.8	Employment Agreement dated as of August 20, 2008 by and between Golden Star Management Services Company and John A. Labate (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 26, 2008)

10.9	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Bruce Higson-Smith (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2008)

10.10	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Roger Palmer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 10, 2008)

10.11	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Resources Ltd. and Mitch Wasel (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 10, 2008)

10.12	Employment Agreement dated as of April 2, 2008 by and between Golden Star Management Services Company and D. Scott Barr (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 7, 2008)

10.13	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, dated August 16, 2001 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002)

10.14	Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2006)

10.15	Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2006)

10.16	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.17	Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 from the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)

10.18	Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea Underground property (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)

10.19	Mining lease, dated January 11, 2008, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Hwini Butre property (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2008)

10.20	Mining lease, dated September 27, 2007, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Benso property (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2009)

10.21	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.22	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

10.23	License Agreement, dated June 28, 2004 between Biomin Technologies S.A. and Bogoso Gold Limited (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2005)

10.24	EPCM Services Agreement, dated April 16, 2006, between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006)

10.25	Medium Term Loan Agreement, dated October 11, 2006 between Ghana Limited, Cal Bank Ghana Limited and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2006)

10.26	Management Services Agreement dated July 1, 2007 between the Company and Golden Star Management Services Company (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2007)

10.27	Letter Agreement dated October 10, 2007 between the Company and Riverstone Resources Inc. for the purchase and sale of the Goulagou/Rounga Properties and Yantenga Holdings (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007)

10.28	Facility Agreement, dated May 1, 2009, between the Company and Standard Chartered Bank as Arranger, Original Lender, Agent, Security Trustee and Account Bank; with St. Jude Resources Ltd., First Canadian Goldfields Limited, Fairstar Ghana Limited, Golden Star (Bogoso/Prestea) Limited and Golden Star (Wassa) Limited as guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2009)

14	Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2006)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2007)

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Star Resources Ltd. Registrant

By:	/s/ Thomas G. Mair
Thomas G. Mair President and CEO
Date:	February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Ian MacGregor	By:	/s/ David K. Fagin

Name:	Ian MacGregor	Name:	David K. Fagin
Title:	Director	Title:	Director
Date:	February 24, 2010	Date:	February 24, 2010

By:	/s/ James E. Askew	By:	/s/ Lars-Eric Johansson

Name:	James E. Askew	Name:	Lars-Eric Johansson
Title:	Director	Title:	Director
Date:	February 24, 2010	Date:	February 24, 2010

By:	/s/ Thomas G. Mair	By:	/s/ Michael Martineau

Name:	Thomas G. Mair	Name:	Michael Martineau
Title:	President and Chief Executive Officer (principal executive officer and director)	Title:	Director
Date:	February 24, 2010	Date:	February 24, 2010

By:	/s/ Robert E. Doyle	By:	/s/ Christopher M.T. Thompson

Name:	Robert E. Doyle	Name:	Christopher M.T. Thompson
Title:	Director	Title:	Director
Date:	February 24, 2010	Date:	February 24, 2010

By:	/s/ John A. Labate

Name:	John A. Labate
Title:	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
Date:	February 24, 2010

EXHIBIT INDEX

3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003); Articles of Amendment dated May 6, 2005 (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 2006)

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); Amendment No. 1 to Bylaw Number One, effective March 9, 2006 (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form S-3 (File No. 333-148296) filed on December 21, 2007)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-91666) filed on July 15, 2002)

4.2	Amended and Restated Shareholder’s Rights Plan dated as of May 9, 2007 between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007)

4.3	Indenture dated November 8, 2007 between the Company and The Bank of New York for the Company’s 4.0% Convertible Senior Unsecured Debentures due November 30, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed November 13, 2007)

4.4	Form of Canadian Global Debenture dated November 8, 2007 for the Company’s 4.0% Convertible (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed November 13, 2007)

4.5	Form of US Global Debenture dated November 8, 2007 for the Company’s 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed November 13, 2007)

4.6	Registration Rights Agreement dated November 8, 2007 between the Company and BMO Nesbitt Burns Inc. for the Company’s 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed November 13, 2007)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Second Amended and Restated 1997 Stock Option Plan, effective as of April 8, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K, for the year ended December 31, 2008)

10.3	Form of Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K, for the year ended December 31, 2007)

10.4	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2007)

10.5	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.6	Employees’ Stock Bonus Plan amended and restated to April 6, 2000 (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.7	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Mr. Thomas G. Mair (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008)

10.8	Employment Agreement dated as of August 20, 2008 by and between Golden Star Management Services Company and John A. Labate (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 26, 2008)

10.9	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Bruce Higson-Smith (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2008)

10.10	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Management Services Company and Roger Palmer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 10, 2008)

10.11	Amended and Restated Employment Agreement dated effective April 1, 2008 between Golden Star Resources Ltd. and Mitch Wasel (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 10, 2008)

10.12	Employment Agreement dated as of April 2, 2008 by and between Golden Star Management Services Company and D. Scott Barr (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 7, 2008)

10.13	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, dated August 16, 2001 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002)

10.14	Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2006)

10.15	Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2006)

10.16	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.17	Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 from the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)

10.18	Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea Underground property (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)

10.19	Mining lease, dated January 11, 2008, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Hwini Butre property (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2008)

10.20	Mining lease, dated September 27, 2007, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Benso property (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2009)

10.21	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.22	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

10.23	License Agreement, dated June 28, 2004 between Biomin Technologies S.A. and Bogoso Gold Limited (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2005)

10.24	EPCM Services Agreement, dated April 16, 2006, between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006)

10.25	Medium Term Loan Agreement, dated October 11, 2006 between Ghana Limited, Cal Bank Ghana Limited and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2006)

10.26	Management Services Agreement dated July 1, 2007 between the Company and Golden Star Management Services Company (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2007)

10.27	Letter Agreement dated October 10, 2007 between the Company and Riverstone Resources Inc. for the purchase and sale of the Goulagou/Rounga Properties and Yantenga Holdings (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007)

10.28	Facility Agreement, dated May 1, 2009, between the Company and Standard Chartered Bank as Arranger, Original Lender, Agent, Security Trustee and Account Bank; with St. Jude Resources Ltd., First Canadian Goldfields Limited, Fairstar Ghana Limited, Golden Star (Bogoso/Prestea) Limited and Golden Star (Wassa) Limited as guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2009)

14	Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2006)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2007)

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)