Form 10-Q
period 2010-03-31
GOLDEN STAR RESOURCES LTD
filed 2010-05-06
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of Common Shares outstanding as at May 4, 2010:  257,838,710

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

These statements include comments regarding: anticipated attainment of gold production rates; production and cash operating cost estimates for 2010; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and recovery rates; ore delivery; ore processing; permitting; geological, environmental, community and engineering studies; receipt of environmental management plan approvals by the EPA; exploration efforts and activities; ore grades; our anticipated investing and exploration spending during 2010; identification of acquisition and growth opportunities; power costs, the ability to meet total power requirements; retention of earnings from our operations; expected operational cash flow during the remainder of 2010; our objectives for 2010; our plans with respect to financial reporting changes; the progress of pending litigation; expected debt payments during 2010; usage of the funds borrowed under our credit facility; and sources of and adequacy of liquidity to meet capital and other needs in 2010 and beyond.

The following, in addition to the factors described under “Risk Factors” in Item 1A of our December 31, 2009 Form 10-K, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	significant increases or decreases in gold prices;

•	losses or gains in Mineral Reserves from changes in operating costs and/or gold prices;

•	failure of exploration efforts to expand Mineral Reserves around our existing mines;

•	unexpected changes in business and economic conditions;

•	inaccuracies in Mineral Reserves and non-reserves estimates;

•	changes in interest and currency exchange rates;

•	timing and amount of gold production;

•	unanticipated variations in ore grade, tonnes mined and crushed or milled;

•	unanticipated recovery or production problems;

•	effects of illegal mining on our properties;

•	changes in mining and processing costs, including changes to costs of raw materials, power, supplies, services and personnel;

•	changes in metallurgy and processing;

•	availability of skilled personnel, contractors, materials, equipment, supplies, power and water;

•	changes in project parameters or mine plans;

•	costs and timing of development of new Mineral Reserves;

•	weather, including drought or excessive rainfall in West Africa;

•	changes in regulatory frameworks based upon perceived climate trends;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	acquisitions and joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	changes in regulations or in the interpretation of regulations by the regulatory authorities affecting our operations, particularly in Ghana, where our principal producing properties are located;

•	local and community impacts and issues;

•	availability and cost of replacing Mineral Reserves;

•	timing of receipt and maintenance of government approvals and permits;

•	unanticipated transportation costs and shipping incidents and losses;

•	accidents, labor disputes and other operational hazards;

•	environmental costs and risks;

•	changes in tax laws;

•	unanticipated title issues;

•	competitive factors, including competition for property acquisitions;

•	possible litigation; and

•	availability of capital at reasonable rates or at all.

These factors are not intended to represent a complete list of the general or specific factors that could affect us. We undertake no obligation to update forward-looking statements except as may be required by applicable laws.

ITEM 1.	FINANCIAL STATEMENTS

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars except shares issued and outstanding)

(unaudited)

	As of March 31 2010	As of December 31 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 4)	$164,852	$154,088
Accounts receivable (Note 4)	8,628	7,021
Inventories (Note 6)	55,504	52,198
Deposits (Note 7)	4,043	4,774
Prepaids and other (Notes 4 & 13)	3,461	1,415

Total Current Assets	236,488	219,496
RESTRICTED CASH (Notes 4 and 17)	3,804	3,804
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 10)	12,025	12,949
PROPERTY, PLANT AND EQUIPMENT (Note 11)	236,936	231,855
INTANGIBLE ASSETS (Note 9)	8,953	9,480
MINING PROPERTIES (Note 12)	265,563	276,114
OTHER ASSETS (Notes 4 and 8)	1,242	181

Total Assets	$765,011	$753,879

LIABILITIES
CURRENT LIABILITIES
Accounts payable (Note 4)	$22,363	$28,234
Accrued liabilities (Note 4)	34,972	34,178
Asset retirement obligations (Note 14)	7,927	1,938
Current tax liability (Note 16)	589	616
Current debt (Notes 4, 5 and 15)	11,935	9,970

Total Current Liabilities	77,786	74,936
LONG TERM DEBT (Notes 4, 5, and 15)	121,399	114,595
ASSET RETIREMENT OBLIGATIONS (Note 14)	23,091	30,031
FUTURE TAX LIABILITY (Note 16)	15,951	13,997

Total Liabilities	238,227	233,559
MINORITY INTEREST	—	—
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized.
No shares issued and outstanding	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 257,587,061 at March 31, 2010; 257,362,561 at December 31, 2009 (Note 19)	690,661	690,423
CONTRIBUTED SURPLUS	17,137	15,759
EQUITY COMPONENT OF CONVERTIBLE DEBENTURES	34,542	34,542
ACCUMULATED OTHER COMPREHENSIVE INCOME	957	24
DEFICIT	(216,513)	(220,428)

Total Shareholders’ Equity	526,784	520,320

Total Liabilities and Shareholders’ Equity	$765,011	$753,879

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in thousands of US dollars except shares and per share data)

(unaudited)

	For the three months ended March 31
	2010	2009
REVENUE
Gold revenues	$103,264	$87,645
Cost of sales (Note 20)	87,136	84,517

Mine operating margin	16,128	3,128
OTHER EXPENSES, (GAINS) AND LOSSES
Exploration expense	227	110
General and administrative expense	4,969	3,414
Abandonment and impairment	—	290
Derivative mark-to-market gains (Note 13)	(1,131)	(312)
Property holding costs	1,101	1,342
Foreign exchange (gain)/loss	367	(1,671)
Interest expense	4,129	3,710
Interest and other income	(197)	(40)
Loss on sale of assets	276	179

Income/(loss) before minority interest	6,387	(3,894)
Minority interest	—	—

Net income/(loss) before income tax	6,387	(3,894)
Income tax (expense)/benefit (Note 16)	(2,472)	2,748

Net income/(loss)	$3,915	$(1,146)

OTHER COMPREHENSIVE INCOME/(LOSS)
Unrealized gains on investments	932	27

Comprehensive income/(loss)	$4,847	$(1,119)

Deficit, beginning of period	(220,428)	(236,947)

Deficit, end of period	(216,513)	(238,093)

Net income/(loss) per common share - basic (Note 22)	$0.015	$(0.005)
Net income/(loss) per common share - diluted (Note 22)	$0.015	$(0.005)
Weighted average shares outstanding (millions)	257.4	236.0

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)

(unaudited)

	For the three months ended March 31
	2010	2009
OPERATING ACTIVITIES:
Net income/(loss)	$3,915	$(1,146)
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	25,885	24,321
Amortization of loan acquisition cost	132	166
Abandonment and impairment	—	290
Loss on sale of assets	276	179
Non cash employee compensation	1,417	610
Future income tax expense/(benefit)	1,954	(2,748)
Reclamation expenditures	(1,551)	(241)
Fair value of derivatives	(1,131)	(3,800)
Accretion of convertible debt	1,726	1,615
Accretion of asset retirement obligations	600	538
Minority interests	—	—

	33,223	19,784

Changes in non-cash working capital:
Accounts receivable	(724)	(5,248)
Inventories	(3,920)	1,510
Deposits	84	(951)
Accounts payable and accrued liabilities	(2,119)	(3,031)
Other	(1,083)	(971)

Net cash provided by operating activities	25,461	11,093
INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(1,076)	(402)
Expenditures on mining properties	(4,873)	(10,040)
Expenditures on property, plant and equipment	(11,829)	(868)
Proceeds from the sale of assets	—	1
Change in accounts payable and deposits on mine equipment and material	(578)	474
Other	1,467	(1,416)

Net cash used in investing activities	(16,889)	(12,251)
FINANCING ACTIVITIES:
Principal payments on debt	(8,213)	(4,409)
Proceeds from debt agreements and equipment financing	10,000	35
Other	405	82

Net cash provided by/(used in) financing activities	2,192	(4,292)

Increase/(decrease) in cash and cash equivalents	10,764	(5,450)
Cash and cash equivalents, beginning of period	154,088	33,558

Cash and cash equivalents end of period	$164,852	$28,108

(See Note 25 for supplemental cash flow information)

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

1. Nature of Operations

Through our subsidiary Golden Star (Bogoso/Prestea) Ltd (“GSBPL”) we own and operate the Bogoso/Prestea gold mining and processing operation (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. Through our subsidiary Golden Star (Wassa) Ltd (“GSWL”) we also own and operate the Wassa gold mine (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. Wassa mines ore from pits near the Wassa plant and also processes ore mined at our Hwini-Butre and Benso (“HBB”) mines located south of Wassa. We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and hold and manage exploration properties in Brazil in South America.

2. Basis of Presentation

These interim consolidated financial statements of Golden Star Resources Ltd and its subsidiaries (collectively, “Golden Star”, “GSR”, the “Company”, “we”, “our”, or “us”) are unaudited. They include the accounts of the Company and its majority owned subsidiaries, whether owned directly or indirectly. All inter-company balances and transactions have been eliminated. Subsidiaries are defined as entities in which the company holds a controlling interest, is the general partner or where it is subject to the majority of expected losses or gains. They are prepared and reported in United States (“US”) dollars and in accordance with generally accepted accounting principles in Canada (“Cdn GAAP”) which differ in some respects from GAAP in the United States (“US GAAP”). Differences in GAAP are quantified and explained in Note 26. These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of all liabilities in the normal course of business.

The results reported in these interim statements are not necessarily indicative of the results that may be reported for the full year. These interim statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the US Securities and Exchange Commission.

Our fiscal year-end is December 31. Certain comparative figures have been reclassified to conform to the presentation adopted for the current period.

3. Recent Accounting Pronouncements

Changes in accounting policies during 2010

In January 2009, the CICA issued Handbook Section 1582, “Business Combinations” (“Section 1582”), Section 1582 requires that all assets and liabilities of an acquired business will be recorded at fair value at acquisition. Obligations for contingent considerations and contingencies will also be recorded at fair value at the acquisition date. The standard also states that acquisition–related costs will be expensed as incurred and that restructuring charges will be expensed in the periods after the acquisition date. Section 1582 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after January 1, 2011. Since we plan to adopt US GAAP on January 1, 2011, this new Canadian standard is expected to have no impact on our financial statements.

In January 2009, the CICA issued Handbook Section 1601, “Consolidations” (“Section 1601”), and section 1602, “Non-controlling Interests” (“Section 1602”). Section 1601 establishes standards for the preparation of consolidated financial statements. Section 1602 establishes standards for accounting for a non-controlling interest in a subsidiary in consolidated financial statements subsequent to a business combination. These standards apply to interim and annual consolidated financial statements relating to fiscal years beginning on or after January 1, 2011. Since we currently plan to adopt US GAAP on January 1, 2011, this new Canadian standard is expected to have no impact on our financial statements.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

International Financial Reporting Standards

Golden Star has, since its inception, reported to security regulators in both Canada and the US using Canadian GAAP financial statements with a reconciliation to US GAAP. However, a change in SEC position in late 2009 will require that after 2010, Canadian companies such as Golden Star, which do not qualify as private foreign issuers, must file their financial statements in the US using US GAAP. We plan to continue using Canadian GAAP for US and Canadian filings in 2010 and currently plan to adopt US GAAP on January 1, 2011 for all subsequent US and Canadian filings.

4. Financial Instruments

Financial Assets

The carrying amounts and fair values of our financial assets are as follows:

		As of March 31, 2010		As of December 31, 2009
Assets	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents [1]	Loans and receivables	$164,852	$164,852	$154,088	$154,088
Deposits	Loans and receivables	4,043	4,043	4,774	4,774
Restricted cash [1]	Loans and receivables	3,804	3,804	3,804	3,804
Accounts receivable [1]	Loans and receivables	8,628	8,628	7,021	7,021
Derivative Instrument- Riverstone Warrants [1]	Held-for-trading	1,290	1,290	158	158
Available for sale investments [1,4]	Available-for-sale	1,242	1,242	181	181

Total financial assets		$183,859	$183,859	$170,026	$170,026

Financial Liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		As of March 31, 2010		As of December 31, 2009
Liabilities	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities [1]	Other financial liabilities	$57,335	$57,335	$62,412	$62,412
Convertible senior unsecured debentures [2,3]	Other financial liabilities	111,929	102,918	104,617	101,024
Revolving credit facility [2]	Other financial liabilities	10,000	7,714	5,053	2,543
Equipment financing loans [2]	Other financial liabilities	17,925	17,933	21,028	20,998

Total financial liabilities		$197,189	$185,900	$193,110	$186,977

[1]	Carrying amount is a reasonable approximation of fair value.
[2]

The fair values of the debt portion of the convertible senior unsecured debentures, the equipment financing loans, and the revolving credit facility are determined by discounting the stream of future payments of interest and principal at the estimated prevailing market rates of comparable debt instruments. The carrying values of these liabilities are shown net of any capitalized loan fees.

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

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

The following table illustrates the classification of the Company’s financial instruments within the fair value hierarchy as at March 31, 2010 :

	Financial assets at fair value as at March 31, 2010
	Level 1	Level 2	Level 3	Total
Available for sale investments	$1,242	$—	$—	$1,242
Warrants	—	1,290	—	1,290

	$1,242	$1,290	$—	$2,531

	Financial assets at fair value as at March 31, 2009
	Level 1	Level 2	Level 3	Total
Available for sale investments	$94	$—	$—	$94
Warrants	—	32	—	32
Gold Forward Contracts	2,097	—	—	2,097

	$2,191	$32	$—	$2,223

No financial liabilities are measured at fair value on the balance sheet as at March 31, 2010.

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

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

Scheduled payments on outstanding debt as of March 31, 2010:

Liabilities	Nine months 2010	2011	2012	2013	2014	Maturity
Equipment financing loans
principal	$6,758	$5,603	$3,592	$1,662	$—	2010 to 2013
interest	937	703	279	64	—
Capital leases
principal	1,944	2,601	224	—	—	Feb 28, 2012
interest	274	151	2	—	—
Revolving credit facility
principal	—	—	10,000	—	—	Sep 30, 2012
interest	404	532	399	—	—
Convertible debentures
principal	—	—	125,000	—	—	Nov 30, 2012
interest	3,767	5,000	4,577	—	—

Total	$14,084	$14,590	$144,073	$1,726	$—

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Our credit risk is primarily associated with liquid financial assets. We limit exposure to credit risk on liquid financial assets through maintaining our cash, cash equivalents, restricted cash and deposits with high-credit quality financial institutions. During the first quarter of 2010, all of our excess cash was invested in funds that hold only US treasury bills.

Market Risk

The significant market risk exposures include foreign exchange risk, interest rate risk and commodity price risk. These are discussed further below.

Currency Risk

Currency risk is risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. While our major operating units transact most of their business in US dollars, many purchases of labor, operating supplies and capital assets are denominated in Euros, British pounds, Australian dollars, South African Rand and Ghanaian Cedis. Since gold is sold throughout the world based principally on the US dollar price, but portions of our costs are in non-dollar terms, currency exchange fluctuations may affect the costs and margins at our operations. The appreciation of non–US dollar currencies against the US dollar increases production costs and the cost of capital assets in US dollar terms at mines located outside the US, which can adversely impact our net income and cash flows. Conversely, the depreciation of non–US dollar currencies usually decreases production costs and capital asset purchases in US dollar terms.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non–US dollar currencies results in a foreign currency gain on such investments and a decrease in non–US dollar currencies results in a loss.

In the past we have entered into forward purchase contracts for South African Rand, Euros and other currencies to hedge expected purchase prices of capital assets. We maintain certain operating cash accounts in non–US dollar currencies. As of March 31, 2010 and December 31, 2009 we had no currency related derivatives and $2.9 million and $4.3 million respectively of cash in foreign currencies bank accounts.

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

With respect to financial liabilities, the senior convertible unsecured debentures and the outstanding loans under the equipment financing facility are not subject to interest rate risk since they bear interest at a fixed rate and are not subject to fluctuations in interest rate. Our revolving credit facility has a variable interest rate of the higher of the applicable lender’s cost of funds (capped at 1.25% per annum above LIBOR) and LIBOR plus a margin of 5%. As of March 31, 2010 we had $10 million outstanding on this facility. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk. A 1% change in interest rates would not have a material impact on our net income or comprehensive income.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

Commodity price risk – Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. To reduce gold price volatility we have at various times entered into gold price derivatives. At March 31, 2010 and December 31, 2009, we did not hold any gold price derivatives and thus, there were no financial instruments subject to gold price risk.

6. Inventories

	As of March 31 2010	As of December 31 2009
Stockpiled ore	$3,990	$4,335
In–process	9,163	8,501
Materials and supplies	42,351	39,362

Total	$55,504	$52,198

There were approximately 24,000 and 26,000 recoverable ounces of gold in the ore stockpile inventories shown above at March 31, 2010 and December 31, 2009, respectively. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months.

7. Deposits

Represents cash advances and payments for equipment and materials purchased by our mines which are not yet delivered on-site.

8. Available For Sale Investments

	As of March 31, 2010		As of December 31, 2009
	Riverstone		Riverstone
	Fair Value	Shares	Fair Value	Shares
Balance beginning of period	$181	700,000	$29	300,000
Acquisitions	129	600,000	40	400,000
Dispositions	—	—	—	—
Realized gain on sale	—	—	—	—
OCI - unrealized gain / (loss)	932	—	112	—

Balance end of period	$1,242	1,300,000	$181	700,000

9. Intangible Assets

In 2008, we, along with three other gold mining companies operating in Ghana, constructed a nominal 80 megawatt power plant in Ghana and deeded ownership of the plant to the Ghana national power authority. Our intangible asset represents our right to receive from the Ghana national power grid, an amount of electric power equal to one fourth of this plant’s power output over and above any rationing limit that might be imposed in the future by the Ghana national power authority. The intangible asset was initially recorded at $12.4 million and is being amortized over five years from the transfer date commencing in the second quarter of 2009.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

10. Deferred Exploration and Development Costs

Consolidated capitalized expenditures on our exploration projects for the three months ended March 31, 2010 were as follows:

	Deferred Exploration & Development Costs as of December 31, 2009	Capitalized Exploration Expenditures	Sales	Deferred Exploration & Development Costs as of March 31, 2010
AFRICAN PROJECTS
Ghana	$5,935	$1,076	$—	$7,011
Sonfon - Sierra Leone	2,845	—	—	2,845
Other Africa	1,018	—	—	1,018
SOUTH AMERICAN PROJECTS
Saramacca - Suriname 1.	1,151	—	—	1,151
Paul Isnard - French Guiana 2.	2,000	—	(2,000)	—

Total	$12,949	$1,076	$(2,000)	$12,025

[1]

In November 2009, we entered into an agreement to sell our interest in the Saramacca joint venture to Newmont for approximately $8.0 million. Proceeds of the sale have been put in escrow pending the receipt of required governmental approvals and certain additional customary conditions.

[2]	During the first quarter of 2010 all of our rights, title and interest in the Bon Espoir, Iracoubo Sud and Paul Isnard properties in French Guiana were sold for approximately $2.1million.

11. Property, Plant and Equipment

	As of March 31, 2010			As of December 31, 2009
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment, Net Book Value
Bogoso/Prestea	$77,969	$(38,537)	$39,432	$64,527	$(36,434)	$28,093
Bogoso sulfide plant	189,253	(40,204)	149,049	189,426	(35,797)	153,629
Wassa/HBB	84,599	(36,574)	48,025	83,468	(33,792)	49,676
Corporate & other	1,118	(688)	430	1,118	(661)	457

Total	$352,939	$(116,003)	$236,936	$338,539	$(106,684)	$231,855

12. Mining Properties
	As of March 31, 2010			As of December 31, 2009
	Mining Properties At Cost	Accumulated Amortization	Mining Properties, Net Book Value	Mining Properties At Cost	Accumulated Amortization	Mining Properties, Net Book Value
Bogoso/Prestea	$64,084	$(36,354)	$27,730	$61,421	$(35,894)	$25,527
Bogoso Sulfide	55,629	(17,314)	38,315	57,314	(14,959)	42,355
Mampon	15,914	—	15,914	15,914	—	15,914
Wassa / HBB	284,258	(116,421)	167,837	281,662	(103,811)	177,851
Other	19,144	(3,377)	15,767	17,844	(3,377)	14,467

Total	$439,029	$(173,466)	$265,563	$434,155	$(158,041)	$276,114

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

13. Derivatives

The derivative mark-to-market gains recorded in the Statement of Operations are comprised of the following amounts:

	For the three months ended March 31
	2010	2009
Riverstone Resources, Inc. – warrants	$(1,131)	$(13)
Gold forward price contracts	—	(299)

Derivative gain	$(1,131)	$(312)

	For the three months ended March 31
	2010	2009
Realized (gain)/loss	$—	$3,488
Unrealized (gain)/loss	(1,131)	(3,800)

Derivative gain	$(1,131)	$(312)

Riverstone Resources Inc. – Warrants

In the first quarter of 2008, we received 2 million warrants from Riverstone Resources Inc. (“Riverstone”) as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso. These warrants are exercisable through January of 2012 at prices between Cdn $0.40 and Cdn $0.45, depending on the timing of exercise.

Gold Price Derivatives

We held no gold price hedging instruments during the first quarter of 2010. In 2009, we entered into a series of short-term (less than 90 days) gold pricing hedging contracts and recognized a $0.3 million loss for the first quarter of 2009.

14. Asset Retirement Obligations

At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings ponds, waste dumps and ongoing post-closure environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At December 31, 2009, the total, undiscounted amount of the estimated future cash needs was estimated to be $52.3 million.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

The changes in the carrying amount of the ARO during the first quarters of 2010 and 2009 are as follows:

	For the three months ended March 31
	2010	2009
Beginning balance	$31,969	$31,656
Accretion expense	600	538
Additions and change in estimates	—	—
Cost of reclamation work performed	(1,551)	(242)

Balance at March 31	$31,018	$31,952

Current portion	$7,927	$1,699
Long term portion	$23,091	$30,253

15. Debt

	As of March 31, 2010	As of March 31, 2009
Current debt:
Equipment financing credit facility	9,080	9,691
Capital Lease	2,855	279

Total current debt	$11,935	$9,970

Long term debt:	—	—
Revolving credit facility	7,714	2,543
Equipment financing credit facility	8,853	10,979
Capital Lease	1,914	49
Convertible debentures	102,918	101,024

Total long term debt	$121,399	$114,595

Equipment Financing Credit Facility

GSBPL and GSWL maintain a $35 million equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment and is secured by the mobile equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate (“LIBOR”) plus 2.38%. At March 31, 2010, approximately $17 million was available to draw down. The average interest rate on the outstanding loans was approximately 7.8% at March 31, 2010. Each outstanding equipment loan is secured by the title of the specific equipment purchased with the loan until the loan has been repaid in full.

Capital Lease

In February 2010, Bogoso accepted delivery of a nominal 20 megawatt power plant upon successful commissioning of the power plant by its owner/operator (See note 17 for further discussion of the power plant.) Upon acceptance a $4.9 million liability was recognized which is equal to the present value of future lease payments. The life of the lease is two years from the plant’s February 2010 in-service date. We are required to pay the owner/operator a minimum of $0.3 million per month on the lease, of which $0.23 million will be allocated to principal and interest on the recognized liability and the remainder of the monthly payments will be charged as operating costs.

Convertible Debentures

Interest on the $125 million aggregate principal amount of 4.0% Convertible Senior Unsecured Debentures due November 30, 2012 (the “Debentures”) is payable semi-annually in arrears on May 31 and November 30 of each year. The Debentures are subject to certain limitations, convertible into common shares at a conversion rate of 200 shares per $1,000 principal amount of Debentures (equal to a conversion price of $5.00 per share) subject to adjustment under certain circumstances. The Debentures are not redeemable at our option.

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

The Debentures were accounted for in accordance with EIC 164, “Convertible and other Debt Instruments with Embedded Derivatives”. Under this statement, the fair value of the Conversion feature is recorded as equity. The issuance date fair value of the Company’s obligation to make principal and interest payments was estimated at $89.1 million and was recorded as convertible senior unsecured debentures. The issuance date fair value of the holder’s conversion option was estimated at $35.9 million and was recorded as the “equity component of convertible debentures”. Fees totaling $4.7 million relating to the issuance of these debentures were allocated pro-rata between deferred financing fees of $3.4 million and equity of $1.3 million. Periodic accretion of the liability portion of the loan has brought the March 31, 2010 balance to $104.7 million, before loan fees.

Revolving Credit Facility

On May 1, 2009, we entered into a $30.0 million revolving credit facility (the “Facility”) pursuant to an agreement (the “Facility Agreement”) between Standard Chartered Bank, Golden Star Resources and our subsidiaries which own the Bogoso/Prestea, Wassa and HBB properties. The term of the Facility Agreement extends through September 30, 2012. The amount available under the Facility will be reduced by $3.0 million on December 31, 2010 and by an additional $6.0 million on December 31, 2011. The Facility bears interest at the higher of LIBOR or the applicable lenders’ cost of funds rate (which is capped at 1.25% per annum above LIBOR), plus a margin of 5% per annum. As of March 31, 2010 we had an outstanding balance of $10.0 million at an interest rate of 5.25%. Covenants require that we meet certain financial ratios at the end of each quarter, including that in excess of 95% of our assets are retained within a group of subsidiaries whose common shares are pledged as collateral for amounts drawn under the revolver facility. We were in compliance with all covenants at March 31, 2010.

16. Income Taxes

The provision for income taxes includes the following components:

	For the three months ended March 31
	2010	2009
Current benefit / (expense)
Canada	$—	$—
Foreign	(518)	—
Future benefit / (expense)
Canada	—	—
Foreign	(1,954)	2,748

Total benefit / (expense)	$(2,472)	$2,748

The future tax (expense)/benefit is related to the change in the temporary difference between book and tax basis related to the Wassa, Hwini-Butre and Benso properties.

The current tax expense is related to the fact that at the end of July 2009, the Ghanaian government introduced a temporary levy on certain Ghanaian industries, including mining, brewing, banking, communications and insurance. The bill provides that companies subject to the levy will pay an amount equal to 5% of “profits before tax” as disclosed on their statements of operations.

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

In 2008, Bogoso/Prestea resubmitted an updated draft Environmental Management Plan (“EMP”) to the EPA that included an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the reclamation and closure cost estimate and the final EMP was submitted to the EPA in February, 2009. The EPA requested payment of the fees associated with the issuance of the environmental certificate, which was completed. Bogoso/Prestea has completed all the legal requirements and is waiting for the EPA to issue the environmental certificate.

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

•

Government of Ghana: During the first quarter of 2010, the Government of Ghana amended its “Mining Act, 2006” to change the method of calculating mineral royalties payable to the Government. The prior rules established a royalty rate of no less than 3% and no more than 6% of a mine’s total revenues, the exact amount being determined by each mine’s margin as defined in the law. Under the new law, the royalty has been set at a flat rate of 5% of mineral revenues. The new 5% flat rate became effective on March 19, 2010. Our subsidiaries GSBPL and GSWL, operate under tax stabilization agreements which govern, among other things, royalty rates and various tax rules. Accordingly, the applicability to GSBPL and GSWL of this new royalty legislation has not yet been determined.

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

Hwini-Butre —As part of the agreement for the purchase of the HBB properties, Golden Star agreed to pay B.D. Goldfields Ltd $1.0 million if at least one million ounces of gold are produced and recovered in the first five years of production from the area covered by the Hwini-Butre prospecting license. Gold production was initiated at Hwini-Butre in May 2009. It is not possible at this time to know if future exploration work will increase Hwini-Butre’s reserves sufficiently to yield production of 1.0 million ounces.

Obuom —In October 2007, we entered into agreement with AMI Resources Inc. (“AMI”), which gives AMI the right to earn our 54% ownership position in the Obuom property in Ghana. Should AMI eventually obtain full rights to our position on the property and develop a gold mining operation at Obuom, we would receive from AMI a 2% net smelter return royalty on 54% of the property’s gold production.

Goulagou and Rounga—In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over a four-year period, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. We are entitled to receive up to 2 million shares of Riverstone over the term of the option, of which 1.3 million shares have been received as of March 31, 2010 (Note 8). In addition we received 2 million common share purchase warrants of Riverstone during 2008. The Riverstone purchase warrants have remaining exercise prices that range from Cdn$0.40 to Cdn$0.45.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

Litigation - Ghana Crop Damage Action—On October 22, 2008, a Ghanaian court awarded plaintiffs a settlement of approximately $1.9 million in damages against GSBPL in a legal action filed against GSBPL in 2000 related to a 1991 crop damage claim. The plaintiffs claimed that emissions from a now defunct processing plant at Bogoso, which was operated from 1991 to 1994, injured the plaintiffs cocoa trees and reduced their cocoa output. We have appealed the judgment to the Ghana Supreme Court and have obtained a stay of execution of the judgment. As ordered by lower courts, we have already deposited $0.6 million of cash with the court to partially settle the claim. Thus, we believe that if our appeal is not successful, the settlement cost would be less than $0.5 million. We intend to vigorously pursue any and all appropriate remedies in this regard.

Bogoso Power Plant—During the first quarter of 2010, commissioning tests were completed on a nominal 20 megawatt stand-by power plant at Bogoso/Prestea known as the Genser power plant and commissioning tests were completed in February. This plant is planned for use in periods of power outages or shortages in Ghana to keep critical pieces of processing equipment active until grid power is restored. We have accounted for the new power facility as a 24 month capital lease beginning in February 2010.

We provided a letter of credit in favor of the power plant provider during the construction period, and this letter expires during the second quarter of 2010. As collateral for the letter of credit, we currently have restricted $2.6 million of cash as required by the bank providing the letter of credit. At expiry of the letter of credit we plan to procure a new letter of credit in favor of the Genser plant owner/operator which will expire at the end of January 2012. At that time, the lease agreement transfers ownership of the Genser power plant to us for no additional payment.

18. Capital Disclosures

The Company’s objectives when managing capital are to safeguard the Company’s access to sufficient funding as needed to continue its acquisition and development of mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable level of risk.

In the management of capital, the Company includes the components of shareholders’ equity and debt. The Company manages the capital structure and makes adjustments in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust the capital structure, the Company may issue new shares, issue new debt, acquire or dispose of assets or adjust the amount of investments. Other than the revolver facility opened in 2009, we have no restrictions or covenants on our capital structure as of the end of March 2010. Revolver covenants require that we meet certain financial ratios at the end of each quarter, including that in excess of 95% of our assets are retained within a group of specified subsidiaries whose common shares are pledged as collateral for amounts drawn under the revolver facility. We were in compliance with all covenants at March 31, 2010.

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

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

19. Share Capital

Changes in share capital during the three months ended March 31, 2010 are as follows:

	Shares	Amount
Balance beginning of period	257,362,561	$690,423
Common shares issued:
Equity offering (net)	—	(107)
Option exercises	224,500	345

Balance end of period	257,587,061	$690,661

20. Cost of Sales

	For the three months ended March 31
	2010	2009
Mining operations costs	$61,610	$58,870
Change in inventories (costs from / (to) metals inventory)	(931)	425
Mining related depreciation and amortization	25,857	24,684
Accretion of asset retirement obligations	600	538

Total Cost of Sales	$87,136	$84,517

21. Stock Based Compensation

Stock Options – We have one stock option plan, the Second Amended and Restated 1997 Stock Option Plan (the “Plan”), under which options are granted from time to time at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 15,000,000 shares, of which 1,108,745 are available for grant as of March 31, 2010. Options take the form of non-qualified stock options, and the exercise price of each option is not less than the closing price of our shares on the Toronto Stock Exchange on the day prior to the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.

All prior period figures shown below include the effects of options issued to the employees of a company acquired in 2005. These options were issued outside of the Plan. The last of these options were exercised in mid-2009.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

Non-cash employee compensation expense recognized in general and administrative expense in the statements of operations with respect to the Plan are as follows:

	For the three months ended March 31
	2010	2009
Total stock compensation expense during the period	$1,417	$610

We granted 1,278,500 options during the first quarter of 2010. We do not receive a tax deduction for the issuance of options. As a result we do not recognize any income tax benefit related to the stock compensation expense.

The fair value of our options grants are estimated at the grant dates using the Black-Scholes option-pricing model. Fair values of options granted in the first three months of 2010 were based on the assumptions noted in the following table:

	For the three months ended March 31
	2010	2009
Expected volatility	67.95 to 77.37%	68.39 to 73.28%
Risk–free interest rate	2.34 to 2.36%	1.88 to 2.18%
Expected lives	6.0 to 8.6 years	4.25 to 6.5 years
Dividend yield	0%	0%

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

A summary of option activity under the Plan as of the quarter ended March 31, 2010:

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2009	7,283	3.19	7.0
Granted	1,279	3.48	9.9
Exercised	(225)	1.40	2.4
Forfeited, cancelled and expired	(794)	4.37	5.6

Outstanding as of March 30, 2010	7,543	3.17	7.5

Exercisable as of March 31, 2010	5,172	3.32	6.8

Stock Bonus Plan—In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock, of which 545,845 common shares had been issued as of March 31, 2010. During the quarters ended March 31, 2010 and 2009 we issued nil common shares under the Bonus Plan.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

22. Earnings per Common Share

The following table provides reconciliation between basic and diluted earnings per common share:

	For the three months ended March 31
	2010	2009
Net income/(loss)	$3,915	$(1,146)

Weighted average number of common shares (millions)	257.4	236.0
Dilutive securities:
Options	1.2	—
Convertible debentures	—	—

Weighted average number of diluted shares	258.6	236.0

Basic income/(loss) per share	$0.015	$(0.005)
Diluted income/(loss) per share	$0.015	$(0.005)

23. Operations by Segment and Geographic Area

	Africa
As of and for the three months ended March 31	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2010
Revenues	$50,954	$52,310	$—	$—	$—	$103,264
Net income/(loss)	5,376	7,969	(286)	(1,758)	(7,386)	3,915
Income tax expense	—	(2,472)	—	—	—	(2,472)
Capital expenditure	10,631	6,071	1,076	—	—	17,778
Total assets	359,774	245,056	8,836	901	150,444	765,011
2009
Revenues	$36,569	$51,076	$—	$—	$—	$87,645
Net income/(loss)	(7,747)	13,779	(162)	(444)	(6,572)	(1,146)
Income tax benefit	—	2,748	—	—	—	2,748
Capital expenditure	623	10,218	409	57	3	11,310
Total assets	363,680	285,120	8,632	12,398	12,786	682,616

24. Related Parties

During the first quarter of 2010, we obtained legal services from a firm where our Chairman is of counsel. The cost of services incurred from this firm during the first three months of 2010 and 2009 was $0.5 million and $0.1 million, respectively. Our Chairman did not personally perform any legal services to the Company during the three month period ended March 31, 2010, nor in any prior period, nor did he benefit directly or indirectly from payments for the services performed by the firm.

25. Supplemental Cash Flow Information

In the first quarter of 2010, $0.6 million was paid for income taxes. Cash paid for income taxes during the first quarter of 2009 was nil. Cash paid for interest was $0.5 million in the first quarter of 2010 and, $0.6 million in the first quarter of 2009.

In February 2010, the company recognized a non-cash $4.9 million liability and an offsetting $4.9 million asset related to delivery of a 10 megawatt power plant upon successful commissioning of the power plant by Genser. (See note 17 for further discussion of the power plant.) .

26. Generally Accepted Accounting Principles in the United States

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

(a) Consolidated Balance Sheets in U.S. GAAP

	As of March 31 2010	As of December 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$164,852	$154,088
Accounts receivable	8,628	7,021
Inventories (Note d4)	56,131	52,844
Deposits	4,043	4,774
Other current assets	3,461	1,415

Total current assets	237,115	220,142

Restricted cash	3,804	3,804
Available-for-sale and long term investments	1,242	181
Deferred exploration and development costs (Note d1)	—	—
Property, plant and equipment (Note d2)	236,222	231,141
Intangible assets	8,953	9,480
Mining properties (Notes d2 and d4)	242,470	255,503
Other assets (Note d3)	2,288	2,457

Total assets	$732,093	$722,708

LIABILITIES
Current liabilities	$77,786	$74,936
Long term debt (Note d6)	178,965	160,172
Asset retirement obligations	23,091	30,031
Future tax liability (Note d5)	12,699	11,688

Total liabilities	292,541	276,827

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Share capital (Note d7)	690,295	690,056
Contributed surplus (Note d6)	16,145	14,767
Accumulated comprehensive income	2,273	1,340
Deficit	(272,057)	(262,806)

Total Golden Star Resources’ equity	436,656	443,357

Noncontrolling Interest	2,896	2,524
Total Equity	439,552	445,881

Total liabilities and shareholders’ equity	$732,093	$722,708

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

(b) Consolidated Statements of Operations under US GAAP

	For the three months ended March 31
	2010	2009
Net income/(loss) under Cdn GAAP	$3,915	$(1,146)
Deferred exploration expenditures expensed under US GAAP (Note d1 and d2)	(1,076)	(351)
Change in gain on the sale of assets	2,000	—
Write-off of deferred exploration properties (Note d1)	—	290
Reverse depreciation on assets already written off for US GAAP	427	2,067
Fair value adjustment on debentures (Note d6)	(14,051)	(5,402)
Debt accretion reversal (Note d6)	1,892	1,615
Expense betterment spending (Note d4)	(2,929)	—
Other	—	(87)

Net loss under US GAAP before income tax	(9,822)	(3,014)
Income tax (expense)/recovery as adjusted (Note d5)	943	(96)

Net loss under US GAAP	$(8,879)	$(3,110)

Net income attributable to noncontrolling interest	$371	$264

Net loss attributable to Golden Star Resources	$(9,250)	$(3,374)

Basic and diluted net loss per share under US GAAP	$(0.036)	$(0.014)

Consolidated Statement of Comprehensive income/(loss) under US GAAP

Net loss under US GAAP	$(8,879)	$(3,110)
Other comprehensive income – on marketable securities	932	27

Comprehensive loss under US GAAP	$(7,947)	$(3,083)

Comprehensive income/(loss) attributable to noncontrolling interest	$371	$264

Comprehensive loss attributable to Golden Star Resources	$(8,318)	$(3,347)

(c) Consolidated Statements of Cash Flows under US GAAP

	For the three months ended March 31
	2010	2009
Cash provided by (used in):
Operating activities (Note d8)	$21,476	$10,742
Investing activities (Note d8)	(12,904)	(11,900)
Financing activities	2,192	(4,292)

Increase/(decrease) in cash and cash equivalents	10,764	(5,450)
Cash and cash equivalent beginning of period	154,088	33,558

Cash and cash equivalents end of period	$164,852	$28,108

(d) Notes:

(1)	Under US GAAP, exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP, which have previously been expensed under US GAAP, result in an adjustment when reconciling net income for the year. Amounts expensed in prior years for US GAAP but sold in the current year are recognized as increases in the gains related to the amount still capitalized for Cdn GAAP.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

(2)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP which have previously been expensed under US GAAP result in an adjustment when reconciling net income for the year.
(3)	Under US GAAP loan fees are capitalized as an asset and amortized over the life of loan. This amortized amount is netted against the loan liability for Cdn GAAP.
(4)	Under Cdn GAAP, expenditures for betterment stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) that can be shown to be a betterment of the mineral property are capitalized and subsequently amortized on a units-of-production basis over the mineral reserves that directly benefit from the specific waste striping activity. US GAAP has no provision of betterment stripping costs and as such, amounts capitalized during 2009 for Cdn GAAP are reversed and expensed for US GAAP. This adjustment also increased the operating costs used for the valuation of metals inventory for US GAAP, resulting in a higher value for metals inventory under US GAAP.
(5)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine development cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 1 and 2 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP in the GSBPL and GSWL tax jurisdiction.

On January 1, 2007, we adopted the provisions of FIN 48 (as codified in ASC topic 740 “Income Taxes”) (“ASC 740”) for US GAAP purposes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by ASC 740. Based on this review the provisions of ASC 740 had no effect on our financial position, cash flows or results of operations at either December 31, 2009 or March 31, 2010.

We and our subsidiaries are subject to the following material taxing jurisdictions: Ghana, Canada and Burkina Faso. The tax years that remain open to examination by the Ghana Internal Revenue Service are years 2008 through 2009. The tax years that remain open to examination by Revenue Canada are years 2003 through 2009. All tax years remain open to examination in Burkina Faso. Our policy is to recognize interest and penalties related to uncertain tax benefits in general and administrative expense. In the prior year the company has accrued immaterial penalties related to ongoing CRA Audits in Canada.

(6)	Under Cdn GAAP, the fair value of the conversion feature of convertible debt is classified as equity and the balance is classified as a liability. The liability portion is accreted each period in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date. Accretion is recorded as interest expense. For US GAAP purposes, the entire amount of convertible debt is classified as a liability and recorded at fair value at the end of each period, with the change in fair value recorded in the statement of operations in accordance with FAS 155 (as codified in ASC topic 820 “Fair Value Measurements and Disclosures”).
(7)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP)—under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP.
(8)	Under US GAAP, exploration expenditures and betterment stripping costs are treated as operating cash flows. Cdn GAAP treats certain exploration expenditures as investing cash flows (see note 1). This creates differences in the statement of cash flows.
(9)	Fair value of financial assets and liabilities

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

	Financial assets at fair value as at March 31, 2010
	Level 1	Level 2	Level 3	Total
Available for sale investments	$1,242	$—	$—	$1,242
Warrants	—	1,290	—	1,290

	$1,242	$1,290	$—	$2,531

	Financial liabilities at fair value as at March 31, 2010
	Level 1	Level 2	Level 3	Total
Convertible senior unsecured debentures	$—	$—	$159,788	$159,788

	$—	$—	$159,788	$159,788

	Financial assets at fair value as at March 31, 2009
	Level 1	Level 2	Level 3	Total
Available for sale investments	$94	$—	$—	$94
Warrants	—	32	—	32
Gold Forward Contracts	2,097	—	—	2,097

	$2,191	$32	$—	$2,223

	Financial liabilities at fair value as at March 31, 2009
	Level 1	Level 2	Level 3	Total
Convertible senior unsecured debentures	$—	$—	$120,050	$120,050

	$—	$—	$120,050	$120,050

[1]

The convertible senior unsecured debenture is recorded at fair market value for US GAAP purposes only in note 26. These debentures are valued based on discounted cash flows for the debt portion and based on a black scholes model for the equity portion. Inputs used to determine these values were; discount rate 8.91%, Risk Free interest rate of 2.03%, volatility of 90.7%, and a remaining life of 2.7 years.

	Fair value measurements using Level 3 inputs
	Convertible senior unsecured debentures	Total
Balance of December 31, 2009	$144,651	$144,651
Gain included in net income	15,136	15,136

Balance at March 31, 2010	$159,788	$159,788

(10)	Impact of recently issued Accounting Standards

Recently Adopted Standards

In June 2009, the FASB issued amended standards for determining whether it is appropriate to consolidate a variable interest entity (Consolidations (topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest entities. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards became effective for us in the first quarter of fiscal 2010. The adoption of the new standards will not have an impact on our consolidated financial position, results of operations and cash flows.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

In June 2009, the FASB issued accounting guidance regarding the accounting for transfers of financial assets (Transferring and Servicing (Topic 860) – Accounting for Transfers of Financial Assets) that is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. The guidance requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This guidance was adopted in the first quarter of 2010 and did not have a materially affect our consolidated financial position, cash flows, or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. We adopted this new guidance for the first quarter of 2010 and do not expect that this statement will materially expand our consolidated financial statement footnote disclosures.

Recently Issued Standards

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

The following discussion and analysis should be read in conjunction with our Form 10-K for the period ended December 31, 2009 and with the accompanying unaudited consolidated financial statements and related notes for the period ended March 31, 2010. The financial statements have been prepared in accordance with Canadian GAAP. For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 26 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations include information available to May 5, 2010.

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

We own controlling interests in several gold properties in southwest Ghana:

•

Through a 90% owned subsidiary, Golden Star (Bogoso/Prestea) Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. GSBPL operates a gold ore processing facility at Bogoso/Prestea with a capacity of up to 3.5 million tonnes per annum, which uses bio-oxidation technology to treat refractory sulfide ore (“sulfide plant”). In addition, GSBPL has a carbon-in-leach processing facility located next to the sulfide plant which is suitable for treating oxide gold ores (“oxide plant”) at a rate up to 1.5 million tonnes per annum. Bogoso/Prestea produced and sold 186,054 ounces of gold in 2009 and 170,499 ounces in 2008.

•

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine and carbon-in-leach processing plant (“Wassa”), located approximately 35 km east of Bogoso/Prestea. The design capacity of the carbon-in-leach processing plant at Wassa is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard to soft ore. GSWL also owns the Hwini-Butre and Benso concessions (the “HBB properties”) in southwest Ghana. The Benso mine began shipping ore to Wassa late in 2008, and the Hwini-Butre mine began shipping ore to Wassa in May 2009. The Hwini-Butre and Benso concessions are located approximately 80km and 50km, respectively, by road south of Wassa. Wassa/HBB produced and sold 223,848 ounces of gold in 2009 and 125,427 ounces in 2008.

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

“Cost of sales” as found in our statement of operations, includes all mine-site operating costs, including the costs of mining, processing, maintenance, work-in-process inventory changes, mine-site overhead as well as production taxes, royalties, mine site depreciation, depletion, amortization, asset retirement obligation accretion and by-product credits, but does not include exploration costs, property holding costs, corporate office general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, capital gains and losses on foreign currency conversions, interest expense, gains and losses on derivatives, gains and losses on investments and income tax expense/benefit.

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

The following table shows the derivation of these measures:

	For the three months ended March 31, 2010
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$24,755	$33,251	$58,006
Royalties	1,795	1,809	3,604
Costs (to)/from metals inventory	(84)	(847)	(931)
Mining related depreciation and amortization	15,932	9,925	25,857
Accretion of asset retirement obligations	236	364	600

Cost of sales – GAAP	42,634	44,502	87,136
Less operations-related foreign exchange (gains)/losses	80	(288)	(208)
Less mining related depreciation and amortization	(15,932)	(9,925)	(25,857)
Less accretion of asset retirement obligations	(236)	(364)	(600)

Total cash cost	$26,546	$33,925	$60,471

Less royalties	(1,795)	(1,809)	(3,604)

Cash Operating Costs	$24,751	$32,116	$56,867

Ounces sold	47,029	45,909	92,938

Total cash cost per ounce	$564	$739	$651

Cash operating cost per ounce	$526	$700	$612

	For the three months ended March 31, 2009
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$22,742	$32,970	$55,712
Royalties	2,061	1,097	3,158
Costs (to)/from metals inventory	34	391	425
Mining related depreciation and amortization	15,944	8,740	24,684
Accretion of asset retirement obligations	201	337	538

Cost of sales – GAAP	40,982	43,535	84,517
Less operations-related foreign exchange (gains)/losses	(401)	(413)	(814)
Less mining related depreciation and amortization	(15,944)	(8,740)	(24,684)
Less accretion of asset retirement obligations	(201)	(337)	(538)

Total cash cost	$24,436	$34,046	$58,482

Less royalties	(2,061)	(1,097)	(3,158)

Cash Operating Costs	$22,375	$32,949	$55,324

Ounces sold	56,425	40,546	96,971

Total cash cost per ounce	$433	$840	$603

Cash operating cost per ounce	$397	$813	$571

We use total cash cost per ounce and cash operating cost per ounce as key operating indicators. We monitor these measures monthly, comparing each month’s values to prior period’s values to detect trends that may indicate increases or decreases in operating efficiencies. These measures are also compared against budget to alert management about trends that may cause actual results to deviate from planned operational results. We provide these measures to our investors to allow them to also monitor operational efficiencies of our mines. We calculate these measures for both individual operating units and on a consolidated basis.

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

In addition to our gold mining and development activities, we actively explore for gold in West Africa and South America, investing approximately $9.0 million on such activities during 2009. We expect to spend approximately $18 million during 2010. We are conducting regional reconnaissance projects in Ghana, Cote d’Ivoire and Sierra Leone and have drilled more advanced targets in Ghana, Niger and Burkina Faso. We also hold and are evaluating gold properties in Brazil.

TRENDS AND EVENTS IN THE THREE MONTHS ENDED MARCH 31, 2010

Gold Prices

Gold prices have generally trended upward during the last eight years from a low of $260 per ounce in 2001 to a high of $1,213 per ounce in late 2009. Realized gold prices for our shipments averaged $1,111 per ounce during the first quarter of 2010, up from $904 per ounce during the first quarter of 2009 and essentially unchanged from the fourth quarter of 2009.

Royalties

During the first quarter of 2010, the Government of Ghana amended its mining act to change the method of calculating mineral royalties payable to the Government. The prior rules established a royalty rate of not less than 3% and not more than 6% of a mine’s total revenues, the exact amount being determined by each mines’ margin as defined in the law. Under the old rules, our mines have, since their inception, qualified for and paid a 3% rate. Under the amended law, the royalty has been set at a flat rate of 5% of mineral revenues. Several mining companies in Ghana, including our subsidiaries GSBPL and GSWL, operate under tax stabilization agreements which govern, among other things, royalty rates and various tax rules. Accordingly, the applicability of this new legislation to GSBPL and GSWL is not clear.

Adoption of US GAAP in 2011

Golden Star has, since its inception, reported to security regulators in both Canada and the US using Canadian GAAP financial statements with a reconciliation to US GAAP. However, a change in SEC position in late 2009 will require that after 2010, Canadian companies such as Golden Star, which do not qualify as private foreign issuers, must file their financial statements in the US using US GAAP. We currently plan to continue using Canadian GAAP for US and Canadian filings in 2010 and plan to adopt US GAAP on January 1, 2011 for all subsequent US and Canadian filings.

CONSOLIDATED RESULTS OF OPERATIONS

	For the three months ended March 31
SUMMARY OF FINANCIAL RESULTS	2010	2009
Gold sales (oz)	92,938	96,971
Average realized price ($/oz)	1,111	904
Gold revenues ($ in thousands)	103,264	87,645
Cash flow provided by operations ($ in thousands)	25,461	11,093
Net income/(loss) ($ in thousands)	3,915	(1,146)
Net income/(loss) per share – basic ($)	0.015	(0.005)

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Results for the three months ended March 31, 2010 include net income of $3.9 million or $0.015 per share, compared with a net loss of $1.1 million or $0.005 per share in the same period of 2009. Consolidated mine operating margins totaled $16.1 million in the quarter, an improvement from a $3.1 million operating margin in the first quarter of 2009. Higher gold price was the major factor in the increase.

Higher gold prices were also the major factor contributing to the earnings improvement over the first quarter of 2009. Our mines sold 92,938 ounces in the first quarter of 2010, down 4% from 96,971 ounces sold a year earlier, but the average realized gold price increased to $1,111 per ounce, or 23% from $904 in the first quarter of 2009, resulting in $15.6 million increase in revenues.

Cost of sales increased 3% to $87.1 million in the first quarter of 2009, up from $84.5 million in the same period of 2009. Increased amounts of HBB ore at Wassa and higher waste mining costs at Bogoso contributed to higher costs. Even with more waste mining, Bogoso’s cash operating cost were down from the first quarter 2009. Consolidated cash operating costs per ounce totaled $612 in the first quarter of 2010, up from $571 in the first quarter 2009.

General and administrative costs totaled $5.0 million for the three months, up from $3.4 million in the first quarter 2009, reflecting higher stock option costs, compensation costs and increased community development costs in Ghana. Interest expense totaled $4.1 million in the first quarter of 2010, up from $3.7 million in the same period of 2009. The increase was due to interest on the new revolving credit facility, interest recognized on the new power plant capital lease and to higher accretion on the convertible debentures.

BOGOSO/PRESTEA OPERATIONS

	For the three months ended March 31
	2010	2009
BOGOSO/PRESTEA OPERATING RESULTS
Ore mined refractory (t)	796,953	653,524
Ore mined non-refractory	—	—

Total ore mined (t)	796,953	653,524
Waste mined (t)	3,964,648	3,351,752
Refractory ore processed (t)	680,910	626,905
Refractory ore grade (g/t)	2.98	2.68
Gold recovery – refractory ore (%)	72.1	71.5
Non-refractory ore processed (t)	—	—
Non-refractory ore grade (g/t)	—	—
Gold recovery – non-refractory ore (%)	—	—
Gold sales (oz)	45,909	40,546
Total cash cost ($/oz)	739	840
Royalties ($/oz)	39	27

Cash operating cost ($/oz)	700	813

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Bogoso/Prestea’s first quarter 2010 revenues totaled $51.0 million, up $14.4 million from $36.6 million in the first quarter of 2009. The improvement was based on higher gold sales and improved gold prices. Bogoso’s sales increased to 45,909 ounces in the first quarter of 2010, a 13% improvement over the 40,546 ounces sold in the first quarter of 2009, and the average realized first quarter gold price rose to $1,110 per ounce, up from $903 per ounce a year earlier. The increase in ounces sold reflects a higher sulfide plant through-put rate averaging 7,566 tonnes per day in the first quarter of 2010, versus 6,966 tonnes per day during the first quarter of 2009 and higher grades. The increase in plant through-put came from improved sulfide plant availability and also from increased amounts of sulfide ore processed through the flotation section of the oxide plant to provide additional sulfide concentrate to the bio-oxidation circuit in the sulfide plant. Gold recovery increased to 72.1 percent in the first quarter of 2010, up from 71.5% a year earlier, on improved operational efficiencies, and first quarter 2010 the plant feed grade was higher than a year earlier, reflecting higher grade ore zones in the current year’s first quarter mine plans as compared to a year ago. As with the first quarter of 2009, there was no oxide ore processed at the Bogoso oxide plant in the first quarter of 2010.

Bogoso’s first quarter 2010 cash operating costs totaled $32.1 million, down from $32.9 million a year earlier. Lower electric power cost was the major item responsible for the drop in cash operating costs versus the same period of 2009. Lower cash operating costs and an increase in ounces sold combined to reduce cash operating costs per ounce to $700, down from $813 in the first quarter of 2009.

Bogoso/Prestea generated a $6.4 million operating margin in the first quarter of 2010 as compared to a $7.1 million operating margin loss in the first quarter of 2009. The margin improvement was the result of more ounces, higher gold prices and lower operating costs. Higher royalties and amortization costs were related to the increase in gold output as compared to the first quarter of 2009.

WASSA OPERATIONS

	For the three months ended March 31
	2010	2009
WASSA/HBB OPERATING RESULTS
Ore mined (t)	575,903	659,563
Waste mined (t)	5,200,872	3,566,367
Ore and heap leach materials processed (t)	630,755	746,500
Grade processed (g/t)	2.41	2.28
Recovery (%)	95.1	95.6
Gold sales (oz)	47,029	56,425
Total cash cost ($/oz)	564	433
Royalties ($/oz)	38	36

Cash operating cost ($/oz)	526	397

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Wassa sold 47,029 ounces in the first quarter of 2009, down 17% from 56,425 ounces in the first quarter of the prior year, but higher gold prices offset the lower gold shipments resulting in revenues of $52.3 million for the quarter, up 2% from $51.1 million in the same quarter of 2009. Wassa’s first quarter 2010 gold price averaged $1,112 per ounce, up from $905 per ounce a year earlier.

As a result of a scheduled plant maintenance project in the first quarter of 2010, increased amounts of waste mining and lower than expected ore mining rates, Wassa processed 16% less tonnes of ore than in the first quarter of 2009. A higher average feed grade of 2.41 grams per tonne versus 2.28 grams per tonne in the first quarter 2009 partially offset the impact of the lower processing rates. An increase in the amounts of HBB ores processed in the first quarter of 2010, as compared to the same period of 2009, was responsible for the feed grade improvement.

Cash operating costs totaled $24.8 million in the first quarter of 2010, up $2.4 million from the same period of 2009, reflecting increased amounts of the higher cost HBB ore than in the first quarter of 2009. The increase in cash operating costs and lower gold production combined to yield higher cash operating cost per ounce of $526 versus $397 a year earlier. Wassa generated a $9.7 million operating margin in the first quarter of 2010 as compared to a $10.2 million operating margin in the first quarter of 2009. Higher operating costs and lower ounces sold were the major factors contributing to the lower operating margin.

DEVELOPMENT PROJECTS

Prestea South Properties

We received mining permits for Prestea South in 2008 and continue our efforts to obtain environmental permits. We expect to initiate development at Prestea South, including its 10 kilometer haul road, once the environmental permits are received. The Prestea South oxide ore will be transported to Bogoso and processed through the Bogoso oxide plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide plant. The EPA has requested an update to the Prestea South Project Environmental Impact Statement, and a consultant has been retained to provide the update.

EXPLORATION

Our overall exploration budget has been increased from $9.0 million in 2009 to approximately $18 million for 2010 with the main focus on expansion of reserves and resources around the currently operating mines. In line with this goal, during the first quarter of 2010 we focused our drilling on areas near Bogoso’s Buesichem pit and on areas around the existing Benso pits. In addition to the drilling programs, we completed a large-area airborne geophysical survey over our HBB concessions on the eastern margin of the Ashanti belt. Exploration spending during the first quarter of 2010 totaled $4.6 million.

Ghana

During the first quarter of 2010, exploration activities focused on drilling at the Buesichem South open pit target, Chichiwelli infill drilling and drilling of deeper targets along Subriso West at Benso. These targets will be evaluated further in the second quarter of 2010, and initial economic evaluations are planned later in the year to determine how much additional drilling would be required to bring these targets into a resource category for the second half of 2010.

A helicopter air borne geophysical survey was conducted over the Manso, Hwini Butre, Benso and Chichiwelli concessions during the first quarter of 2010. This data will be evaluated in the second quarter and targets prioritized for testing later in the year.

Ivory Coast

A first quarter 2010 infill soil geochemistry program at Amelekia indicated that separate zones of gold mineralization found by earlier sampling programs now appear to be continuous. Based on these results we now plan to initiate a drilling program at Amelekia during the second and third quarters of this year. We also completed wide-spaced soil geochemistry sampling at our Agboville concessions during the first quarter which indentified several gold anomalies. We plan to follow up here with additional soil sampling later in 2010.

Sierra Leone

A Ground Induced Polarity geophysics survey was carried out at the Sonfon project during the first quarter of 2010 which covered areas at and around our previously drilled targets. Results from the geophysics survey will be used to target additional drilling later this year.

Burkina Faso

Initial reconnaissance exploration was conducted on two new licenses in Burkina and it was determined that further detailed work will need to be done, including wide spaced soil geochemistry and laterite sampling. This work will be started in the second quarter of 2010.

Brazil

We continue to evaluate properties in Brazil and have now staked several concessions and have also assessed several other companies’ land holdings. Field activities on our own concessions will pick up in the 2nd quarter and will be advanced pending results from these initial programs.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2010 our cash and cash equivalents increased by $10.8 million, reaching $164.9 million at March 31, 2010. The increase in cash was largely a function of the $25.5 million of cash generated from operations during the first quarter of 2010. First quarter 2010 operating cash flow was $14.4 million higher than the $11.1 million in the first three months of 2009, and was sufficient to meet all of our operational, investing and debt needs. As explained above, higher gold prices were the major factor contributing to the improved operational cash flow results.

Our capital projects used $17.8 million during the first three months of 2010, with $1.4 million spent on mine development projects, $11.8 million on purchases of capital equipment and $4.6 million on drilling and exploration.

Outstanding debt increased by $9.2 million during the first quarter reflecting $2.7 million of scheduled payments on our equipment financing loans, a $5.0 net increase in revolving debt, $1.7 million of accretion on the convertible debentures and $5.2 million of new capital equipment leases. Our $35 million equipment financing facility had an outstanding balance of $17.9 million at March 31, 2010, with available credit of $17.1 million.

During the first quarter of 2010 all of our cash was held as cash or was invested in funds that held only US treasury notes and bonds.

LIQUIDITY OUTLOOK

Our cash balances have risen from $28.1 million at March 31, 2009 to $164.9 million at the end of March 2010. This increase in cash balances over the past year reflects net proceeds of $71.0 million from an equity offering in December 2009 and improvements in operational cash flow from higher gold sales and a continuing up-trend to higher gold prices. In addition to the improved cash balances, we maintain a $30 million revolving line of credit that was established in 2009 and have an additional $17.1 million of borrowing capacity under our equipment financing loan facility.

We expect to use approximately $70 million for capital projects during 2010. New Bogoso area mine development projects costing $21 million will be the largest capital project for the year. We expect to spend approximately $14 million on mine site drilling at the active mining areas and an additional $4 million in other areas. The remaining $31 million of capital budget will be used to upgrade plant and equipment to increase its efficiency and capacity.

During 2010, including payments made to date, we expect to pay $7.8 million of principal and interest on our equipment financing facility, $15.1 million on the revolver facility, $5.0 million in interest payments on the convertible debentures and $2.4 million in interest and principal of our capital leases.

Given the improved operational performance over the past few quarters, a new debt facility, our existing equipment financing facility and current gold prices, we expect that operational cash flows during the remainder of 2010, along with the $164.9 million of cash and cash equivalents on hand at March 31, 2010, will be sufficient to cover capital and operating needs during the next 12 months.

LOOKING AHEAD

Our objectives for the remainder of 2010 include:

•	finalize permitting the Prestea South ore bodies to provide oxide ore for the Bogoso oxide processing plant;

•	continue reserve and resource definition drilling at Bogoso/Prestea and Wassa/HBB; and

•	examine options at the Prestea Underground.

We are estimating 2010 Bogoso/Prestea gold production of 200,000 ounces at an average cash operating cost of $680 per ounce. We expect Wassa to also produce approximately 200,000 ounces during 2010 at an average cash operating cost of $520 per ounce, with combined total production of approximately 400,000 ounces at an average cash operating cost of approximately $600 per ounce.

As more fully disclosed in the Risk Factors in Item 1A of our December 31, 2009 Form 10-K, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

ENVIRONMENTAL LAWS AND REGULATIONS

All phases of our exploration, project development, and operations are subject to environmental laws and regulations in the various jurisdictions where we operate. These regulations may define, among other things, air and water quality standards, waste management requirements, and closure and land rehabilitation obligations. In general, environmental legislation is evolving to require more strict operating standards, more detailed social and environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees for social responsibility, and health and safety. Changes in environmental regulations and the way they are interpreted by the regulatory authorities could affect the way we operate, resulting in higher environmental and social operating costs that may affect the viability of our operations.

We continue to note a trend toward substantially increasing environmental requirements and corporate social responsibility expectations in Ghana. This includes the need for more permits, analysis, data gathering, hearings and negotiations than have been required in the past to resolve both routine operational needs and for new development projects. These increases in permitting requirements could impact our environmental activities including tailings disposal facility and water management projects at our mines.

We use hazardous chemicals in our gold recovery activities, thereby generating environmental contaminants that may adversely affect air and water quality. To mitigate these effects, we have established objectives to achieve regulatory requirements in all of our exploration, development, operation, closure, and post-closure activities so that our employees, the local environment and our stakeholder communities are protected and the post-closure land use contributes to the sustainability of the local economy. In order to meet our objectives, we have:

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

Governmental approvals and permits are currently required, and will likely continue to be required, and in greater number and types, in the future in connection with our operations and development activities. To the extent that such approvals are required and not obtained, we could be limited, delayed or prohibited from continuing our mining and processing operations or from proceeding with planned exploration or the development of mineral properties.

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

RELATED PARTY TRANSACTIONS

We obtained legal services from a legal firm to which our Chairman is of counsel. The total value of all services purchased from this law firm during the first three months of 2010 was $0.5 million. Our Chairman did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2009, the CICA issued Handbook Section 1582, “Business Combinations” (“Section 1582”), Section 1582 requires that all assets and liabilities of an acquired business will be recorded at fair value at acquisition. Obligations for contingent considerations and contingencies will also be recorded at fair value at the acquisition date. The standard also states that acquisition–related costs will be expensed as incurred and that restructuring charges will be expensed in the periods after the acquisition date. Section 1582 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after January 1, 2011. Since we plan to adopt US GAAP on January 1, 2011, this new Canadian standard is expected to have no impact on our financial statements.

In January 2009, the CICA issued Handbook Section 1601, “Consolidations” (“Section 1601”), and section 1602, “Non-controlling Interests” (“Section 1602”). Section 1601 establishes standards for the preparation of consolidated financial statements. Section 1602 establishes standards for accounting for a non-controlling interest in a subsidiary in consolidated financial statements subsequent to a business combination. These standards apply to interim and annual consolidated financial statements relating to fiscal years beginning on or after January 1, 2011. Since we plan to adopt US GAAP on January 1, 2011, this new Canadian standard is expected to have no impact on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

OUTSTANDING SHARE DATA

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to May 5, 2010. As of May 4, 2010 we had outstanding 257,838,710 common shares, options to acquire 7,291,748 common shares, and convertible notes which are currently convertible into 25,000,000 common shares.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio and debt, changes in foreign currency exchange rates and commodity price fluctuations.

Interest Rate Risk

Our excess cash is typically invested in high quality short-term debt instruments. The interest rates received on such investments fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that, given the cash balances expected over the next 12 months, a 1% change in interest rates would not materially impact our 2010 annual income. We do not utilize interest rate sensitive derivatives to mitigate interest rate risk. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk. While interest rates are fixed on all of our debt, interest rates on the Revolving Credit Facility are periodically reset to existing market rates. Given the balances expected to be outstanding on this facility during the next 12 months, a 1% change in interest rates would not have a material impact on our earnings.

Foreign Currency Exchange Rate Risk

While our major operating units transact most of their business in US dollars, certain purchases of labor, operating supplies and capital assets are denominated in Ghana cedis, Euros, British pounds, Australian dollars and South African rand. As a result, currency exchange fluctuations have in the past and may continue in the future to impact the costs of goods and services purchased in currencies other than the US dollar. The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar terms, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms. During the first three months of 2010, exchange rate losses totaled $0.4 million.

In general, the value of cash and cash equivalent investments denominated in foreign currencies fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We held minimal balances in foreign currency accounts during the first three months of 2010 and thus there were no material gains or losses from this source.

During the first three months of 2010, we held no foreign currency purchase agreements and do not anticipate using foreign currency purchase agreements on a regular basis.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect the results of operations and cash flows. According to current estimates, a $10 per ounce change in our average realized price of gold for 2010 would result in approximately $4.0 million change in pre-tax earnings and cash flows. In the past we have utilized various types of derivative instruments designed to lock-in or to insure minimum prices for portions of our expected gold sales. We had no derivative contracts outstanding as of March 31, 2010.

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

This form 10-Q was prepared with the assistance of, and approval by our Disclosure Committee prior to its filing with securities regulators in the US, Canada and Ghana. Our Disclosure Committee includes a broad cross-section of Company employees who are closely associated with and knowledgeable about the Company’s operations and its engineering, exploration, legal, environmental, socio-economic and financial activities. Our Form 10-Qs and 10-Ks, are also reviewed by our Audit Committee which, prior to filing, meets with senior management to review the documents. Subsequent to its review, the Audit Committee forwards the documents to the Board of Directors with recommendation that the directors approve the document for filing with securities regulators and distribution to shareholders.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are engaged in routine litigation incidental to our business, none of which is deemed to be material. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority.

ITEM 1A.	RISK FACTORS

The risk factors for the quarter ended March 31, 2010 are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

GOLDEN STAR RESOURCES LTD. Registrant

By:	/S/ THOMAS G. MAIR
Thomas G. Mair
President and Chief Executive Officer

Date: May 5, 2010

By:	/S/ JOHN A. LABATE
John A. Labate
Senior Vice President and Chief Financial Officer

Date: May 5, 2010