Form 10-Q
period 2010-06-30
GOLDEN STAR RESOURCES LTD
filed 2010-08-09
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of Common Shares outstanding as at August 6, 2010: 258,146,960

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

These statements include comments regarding: anticipated attainment of gold production rates; production and cash operating cost estimates for 2010; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and recovery rates; plans with respect to the tailings recovery system at Bogoso; ore delivery; ore processing; permitting; geological, environmental, community and engineering studies; receipt of environmental management plan approvals by the EPA; review and approval of environmental permit applications and environmental impact statements by the EPA; exploration efforts and activities; ore grades; our anticipated investing and exploration spending during 2010; identification of acquisition and growth opportunities; anticipated power costs in 2010, the ability to meet total power requirements; retention of earnings from our operations; expected operational cash flow during the remainder of 2010; our objectives for 2010; our plans with respect to financial reporting changes; the progress of pending litigation; expected debt payments during 2010; usage of the funds borrowed under our credit facility; and sources of and adequacy of liquidity to meet capital and other needs in 2010 and beyond.

The following, in addition to the factors described under “Risk Factors” in Item 1A of our December 31, 2009 Form 10-K, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	significant increases or decreases in gold prices;

•	losses or gains in Mineral Reserves from changes in operating costs and/or gold prices;

•	failure of exploration efforts to expand Mineral Reserves around our existing mines;

•	unexpected changes in business and economic conditions;

•	inaccuracies in Mineral Reserves and non-reserves estimates;

•	changes in interest and currency exchange rates;

•	timing and amount of gold production;

•	unanticipated variations in ore grade, tonnes of ore mined and tonnes processed;

•	unanticipated gold recovery or production problems;

•	effects of illegal mining on our properties;

•	changes in mining and processing costs, including changes to costs of raw materials, power, supplies, services and personnel;

•	recent changes under the Ghanaian Mining Act, 2006 regarding royalty rates;

•	difficulties in executing our mine plans due to delays in receiving necessary permits;

•	changes in metallurgy and processing;

•	availability of skilled personnel, contractors, materials, equipment, supplies, power and water;

•	changes in project parameters or mine plans;

•	costs and timing of development of new Mineral Reserves;

•	weather, including drought or excessive rainfall in West Africa;

•	changes in regulatory frameworks based upon perceived climate trends;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	acquisitions and joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	changes in regulations or in the interpretation of regulations by the regulatory authorities affecting our operations, particularly in Ghana, where our principal producing properties are located;

•	local and community impacts, issues and expectations;

•	availability and cost of replacing Mineral Reserves;

•	timing of receipt and maintenance of government approvals and permits;

•	unanticipated transportation costs and shipping incidents and losses;

•	accidents, labor disputes and other operational hazards;

•	environmental costs and risks;

•	changes in tax laws;

•	unanticipated title issues;

•	competitive factors, including competition for property acquisitions;

•	possible litigation; and

•	availability of capital at reasonable rates or at all.

These factors are not intended to represent a complete list of the general or specific factors that could affect us. We undertake no obligation to update forward-looking statements except as may be required by applicable laws.

ITEM 1.	FINANCIAL STATEMENTS

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars except shares issued and outstanding)

(unaudited)

	As of June 30 2010	As of December 31 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 4)	$181,232	$154,088
Accounts receivable (Note 4)	20,328	7,021
Inventories (Note 6)	55,896	52,198
Deposits (Note 7)	4,412	4,774
Prepaids and other (Note 13)	2,336	1,415

Total Current Assets	264,204	219,496
RESTRICTED CASH (Notes 4 and 17)	1,211	3,804
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 10)	12,820	12,949
PROPERTY, PLANT AND EQUIPMENT (Note 11)	232,333	231,855
INTANGIBLE ASSETS (Note 9)	8,427	9,480
MINING PROPERTIES (Note 12)	261,244	276,114
OTHER ASSETS (Notes 4 and 8)	650	181

Total Assets	$780,889	$753,879

LIABILITIES
CURRENT LIABILITIES
Accounts payable (Note 4)	$23,604	$28,234
Accrued liabilities (Note 4)	41,857	34,178
Asset retirement obligations (Note 14)	7,520	1,938
Current tax liability (Note 16)	1,059	616
Current debt (Notes 4, 5 and 15)	12,280	9,970

Total Current Liabilities	86,320	74,936
LONG TERM DEBT (Notes 4, 5, and 15)	119,528	114,595
ASSET RETIREMENT OBLIGATIONS (Note 14)	22,051	30,031
FUTURE TAX LIABILITY (Note 16)	17,319	13,997

Total Liabilities	245,218	233,559

MINORITY INTEREST	338	—
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized.
No shares issued and outstanding	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 258,146,960 at June 30, 2010; 257,362,561 at December 31, 2009 (Note 19)	691,991	690,423
CONTRIBUTED SURPLUS	17,336	15,759
EQUITY COMPONENT OF CONVERTIBLE DEBENTURES	34,542	34,542
ACCUMULATED OTHER COMPREHENSIVE INCOME	365	24
DEFICIT	(208,901)	(220,428)

Total Shareholders’ Equity	535,333	520,320

Total Liabilities and Shareholders’ Equity	$780,889	$753,879

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Stated in thousands of US dollars except shares and per share data)

(unaudited)

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
REVENUE
Gold revenues	$120,307	$91,868	$223,571	$179,513
Cost of sales (Note 20)	98,504	87,760	185,640	172,277

Mine operating margin	21,803	4,108	37,931	7,236
OTHER EXPENSES, (GAINS) AND LOSSES
Exploration expense	451	237	678	347
General and administrative expense	4,145	3,745	9,114	7,159
Abandonment and impairment	—	—	—	290
Derivative mark-to-market losses (Note 13)	1,878	396	747	84
Property holding costs	1,197	660	2,298	2,002
Foreign exchange (gain)/loss	204	(2,542)	571	(4,213)
Interest expense	4,167	3,824	8,296	7,534
Interest and other income	(98)	(43)	(295)	(83)
Loss on sale of assets	71	125	347	304

Income/(loss) before minority interest	9,788	(2,294)	16,175	(6,188)
Minority interest	(338)	—	(338)	—

Net income/(loss) before income tax	9,450	(2,294)	15,837	(6,188)
Income tax (expense)/benefit (Note 16)	(1,838)	2,674	(4,310)	5,422

Net income/(loss)	$7,612	$380	$11,527	$(766)

OTHER COMPREHENSIVE INCOME/(LOSS)
Unrealized gains/(losses) on investments	(592)	14	340	41

Comprehensive income/(loss)	$7,020	$394	$11,867	$(725)

Deficit, beginning of period	(216,513)	(238,093)	(220,428)	(236,947)

Deficit, end of period	(208,901)	(237,713)	(208,901)	(237,713)

Net income/(loss) per common share - basic (Note 22)	$0.030	$0.002	$0.045	$(0.003)
Net income/(loss) per common share - diluted (Note 22)	$0.029	$0.002	$0.044	$(0.003)
Weighted average shares outstanding (millions)	257.9	236.2	257.7	236.1

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)

(unaudited)

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
OPERATING ACTIVITIES:
Net income/(loss)	$7,612	$380	$11,527	$(766)
Reconciliation of net loss to net cash provided by operating activities:	—	—	—	—
Depreciation, depletion and amortization	27,867	28,371	53,752	52,692
Amortization of loan acquisition cost	—	161	132	327
Abandonment and impairment	—	—	—	290
Loss on sale of assets	70	126	346	305
Non cash employee compensation	502	455	1,919	1,065
Future income tax expense/(benefit)	1,838	(2,674)	3,792	(5,422)
Reclamation expenditures	(2,049)	(490)	(3,600)	(731)
Fair value of derivatives	812	1,611	(319)	(2,189)
Accretion of convertible debt	1,755	1,642	3,481	3,257
Accretion of asset retirement obligations	601	539	1,201	1,077
Minority interests	338	—	338	—

	39,346	30,121	72,569	49,905

Changes in non-cash working capital:
Accounts receivable	(11,702)	4,889	(12,426)	(359)
Inventories	(344)	(669)	(4,264)	841
Deposits	(364)	(150)	(280)	(1,101)
Accounts payable and accrued liabilities	6,722	(5,526)	4,603	(8,557)
Other	313	615	(770)	(356)

Net cash provided by operating activities	33,971	29,280	59,432	40,373
INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(795)	(268)	(1,871)	(670)
Expenditures on mining properties	(13,005)	(9,855)	(17,878)	(19,894)
Expenditures on property, plant and equipment	(5,460)	(3,984)	(17,289)	(4,852)
Refunded cash securing letters of credit	2,593	—	2,593	—
Proceeds from the sale of assets	—	371	—	—
Change in accounts payable and deposits on mine equipment and material	1,330	—	752	(3,962)
Other	—	(2,472)	1,467	919

Net cash used in investing activities	(15,337)	(16,208)	(32,226)	(28,459)
FINANCING ACTIVITIES:
Principal payments on debt	(8,197)	(2,783)	(16,410)	(7,192)
Proceeds from debt agreements and equipment financing	4,506	5,443	14,506	5,478
Other	1,437	(667)	1,842	(585)

Net cash provided by/(used in) financing activities	(2,254)	1,993	(62)	(2,299)

Increase in cash and cash equivalents	16,380	15,065	27,144	9,615
Cash and cash equivalents, beginning of period	164,852	28,108	154,088	33,558

Cash and cash equivalents end of period	$181,232	$43,173	$181,232	$43,173

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

2. BASIS OF PRESENTATION

These interim consolidated financial statements of Golden Star Resources Ltd and its subsidiaries (collectively, “Golden Star”, “GSR”, the “Company”, “we”, “our”, or “us”) are unaudited. They include the accounts of the Company and its majority owned subsidiaries, whether owned directly or indirectly. All inter-company balances and transactions have been eliminated. Subsidiaries are defined as entities in which the company holds a controlling interest, is the general partner or where it is subject to the majority of expected losses or gains. They are prepared and reported in United States (“US”) dollars and in accordance with Cdn GAAP which differ in some respects from US GAAP. Differences in GAAP are quantified and explained in Note 26. These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of all liabilities in the normal course of business.

The results reported in these interim statements are not necessarily indicative of the results that may be reported for the full year. These interim statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the US Securities and Exchange Commission and SEDAR in Canada.

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

US GAAP

Golden Star has, since its inception, reported to security regulators in both Canada and the US using Canadian GAAP financial statements with a footnote reconciliation to US GAAP. However, a change in SEC position in late 2009 will require that after 2010, Canadian companies such as Golden Star, which do not qualify as private foreign issuers, must file their financial statements in the US using US GAAP. We plan to continue using Canadian GAAP for US and Canadian filings in 2010 and plan to adopt US GAAP on January 1, 2011 for US and Canadian filings in all subsequent periods.

4. FINANCIAL INSTRUMENTS

Financial Assets

The carrying amounts and fair values of our financial assets are as follows:

		As of June 30, 2010		As of December 31, 2009
Assets	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents [1]	Loans and receivables	$181,232	$181,232	$154,088	$154,088
Deposits	Loans and receivables	4,412	4,412	4,774	4,774
Restricted cash [1]	Loans and receivables	1,211	1,211	3,804	3,804
Accounts receivable [1]	Loans and receivables	20,328	20,328	7,021	7,021
Derivative Instrument- Riverstone Warrants [1]	Held-for-trading	477	477	158	158
Available for sale investments [1,4]	Available-for-sale	650	650	181	181

Total financial assets		$208,310	$208,310	$170,026	$170,026

Financial Liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		As of June 30, 2010		As of December 31, 2009
Liabilities	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities [1]	Other financial liabilities	$65,461	$65,461	$62,412	$62,412
Convertible senior unsecured debentures [2,3]	Other financial liabilities	111,764	104,749	104,617	101,024
Revolving credit facility [2]	Other financial liabilities	5,000	3,048	5,053	2,543
Equipment financing loans [2]	Other financial liabilities	19,668	19,853	21,028	20,998

Total financial liabilities		$201,893	$193,111	$193,110	$186,977

[1]	Carrying amount is a reasonable approximation of fair value.
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

The following tables illustrates the classification of the Company’s financial instruments within the fair value hierarchy as at June 30, 2010 and December 31, 2009 :

	Financial assets at fair value as at June 30, 2010
	Level 1	Level 2	Level 3	Total
Available for sale investments	$650	$—	$—	$650
Warrants	—	477	—	477

	$650	$477	$—	$1,127

	Financial assets at fair value as at December 31, 2009
	Level 1	Level 2	Level 3	Total
Available for sale investments	$181	$—	$—	$181
Warrants	—	158	—	158

	$181	$158	$—	$339

No financial liabilities are measured at fair value on the balance sheet as at June 30, 2010 or December 31, 2009.

5. FINANCIAL INSTRUMENT RISK EXPOSURE AND RISK MANAGEMENT

The Company is exposed in varying degrees to a variety of financial instrument risks. The type of risk exposure and the way in which such exposure is managed are provided as follows:

Liquidity Risk

Liquidity risk is the risk that we will encounter difficulty in meeting obligations associated with financial liabilities that are settled by delivering cash or another financial asset. We manage the liquidity risk inherent in these financial obligations by preparing quarterly forecasts and annual long-term budgets which forecast cash needs and expected cash availability to meet future obligations. Typically these obligations are met by cash flows from operations and from cash on hand. Scheduling of capital spending and acquisitions of financial resources may also be employed, as needed and as available, to meeting the cash demands of our obligations.

Our ability to repay or refinance our future obligations depends on a number of factors, some of which may be beyond our control. Factors that influence our ability to meet these obligations include general global economic conditions, credit and capital market conditions, results of operations and the price of gold.

Scheduled payments on outstanding debt as of June 30, 2010:

Liabilities	Six Months 2010	2011	2012	2013	2014	Maturity
Equipment financing loans
principal	$4,885	$6,859	$4,563	$2,697	$269	2010 to 2014
interest	731	900	404	124	4
Capital leases
principal	1,334	2,601	224	—	—	Feb 28, 2012
interest	168	151	2	—	—
Revolving credit facility
principal	—	—	5,000	—	—	Sep 30, 2012
interest	137	271	204	—	—
Convertible debentures
principal	—	—	125,000	—	—	Nov 30, 2012
interest	2,500	5,000	5,000	—	—

Total	$9,755	$15,782	$140,397	$2,821	$273

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Our credit risk is primarily associated with liquid financial assets and derivatives. We limit exposure to credit risk on liquid financial assets by holding our cash, cash equivalents, restricted cash and deposits at highly-rated financial institutions. During the second quarter of 2010, all of our excess cash was invested in funds that hold only US treasury bills. We mitigate the credit risks of our derivatives by entering into derivative contracts with only high quality counterparties. Risks associated with gold trade receivables is considered minimal as we sell gold to a credit-worthy buyer who settles promptly, within a week of receipt of gold bullion.

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

We maintain operating cash accounts in non–US dollar currencies and appreciation of these non–US dollar currencies results in a foreign currency gain on such accounts and a decrease in non–US dollar currencies results in a loss. In the past we have entered into forward purchase contracts for South African Rand, Euros and other currencies to hedge expected purchase costs of capital assets. As of June 30, 2010 and December 31, 2009 we had no currency related derivatives and $4.0 million and $4.3 million respectively of cash in foreign currencies bank accounts.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Our convertible senior unsecured debentures and the outstanding loans under the equipment financing facility are not subject to interest rate risk since they bear interest at a fixed rate and are not subject to fluctuations in interest rate. Our revolving credit facility has a variable interest rate of the higher of the applicable lender’s cost of funds (capped at 1.25% per annum above LIBOR) and LIBOR plus a margin of 5%. As of June 30, 2010 we had $5 million outstanding on this facility. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. To reduce gold price volatility we have at various times entered into gold price derivatives. At June 30, 2010 and December 31, 2009, we did not hold any gold price derivatives and thus, there were no financial instruments subject to gold price risk as of the period end. Information about derivative activity within the periods can be found in note 13.

6. INVENTORIES

	As of June 30 2010	0 As of December 31 2009
Stockpiled ore	$4,116	$4,335
In–process	8,041	8,501
Materials and supplies	43,739	39,362
Finished goods	—	—

Total	$55,896	$52,198

There were approximately 28,000 and 26,000 recoverable ounces of gold in the ore stockpile inventories shown above at June 30, 2010 and December 31, 2009, respectively. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months.

7. DEPOSITS

Represents cash advances and payments for equipment and materials purchased by our mines which are not yet delivered on-site.

8. AVAILABLE FOR SALE INVESTMENTS

	As of June 30, 2010		As of December 31, 2009
	Riverstone		Riverstone
	Fair Value	Shares	Fair Value	Shares
Balance beginning of period	$181	700,000	$29	300,000
Acquisitions	129	600,000	40	400,000
Dispositions	—	—	—	—
Realized gain on sale	—	—	—	—
OCI - unrealized gain / (loss)	340	—	112	—

Balance end of period	$650	1,300,000	$181	700,000

9. INTANGIBLE ASSETS

In 2008, we, along with three other gold mining companies operating in Ghana, constructed a nominal 80 megawatt power plant in Ghana and in 2009 deeded ownership of the plant to the Ghana national power authority. Our intangible asset represents our right to receive from the Ghana national power grid, an amount of electric power equal to one fourth of this plant’s power output over and above any rationing limit that might be imposed in the future by the Ghana national power authority. The intangible asset was initially recorded at $12.4 million and is being amortized over five years from the transfer date commencing at the end of the second quarter of 2009.

10. DEFERRED EXPLORATION AND DEVELOPMENT COSTS

Consolidated capitalized expenditures on our exploration projects for the six months ended June 30, 2010 were as follows:

	Deferred Exploration & Development Costs as of December 31, 2009	Capitalized Exploration Expenditures	Transfer to Mining Properties	Sales	Deferred Exploration & Development Costs as of June 30, 2010
AFRICAN PROJECTS
Ghana	$5,935	$1,294	$—	$—	$7,229
Sonfon - Sierra Leone	2,845	577	—	—	3,422
Other Africa	1,018	—	—	—	1,018
SOUTH AMERICAN PROJECTS
Saramacca - Suriname [1]	1,151	—	—	—	1,151
Paul Isnard - French Guiana [2]	2,000	—	—	(2,000)	—

Total	$12,949	$1,871	$—	$(2,000)	$12,820

[1]

In November 2009, we entered into an agreement to sell our interest in the Saramacca joint venture to Newmont for approximately $8.0 million. Proceeds of the sale have been put in escrow pending the receipt of required governmental approvals and certain additional customary conditions.

[2]	During the first quarter of 2010 all of our rights, title and interest in the Bon Espoir, Iracoubo Sud and Paul Isnard properties in French Guiana were sold for approximately $2.1 million.

11. PROPERTY, PLANT AND EQUIPMENT

	As of June 30, 2010			As of December 31, 2009
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment, Net Book Value
Bogoso/Prestea	$80,283	$(40,563)	$39,720	$64,527	$(36,434)	$28,093
Bogoso sulfide plant	190,765	(44,884)	145,881	189,426	(35,797)	153,629
Wassa/HBB	85,851	(39,905)	45,946	83,468	(33,792)	49,676
Corporate & other	1,501	(715)	786	1,118	(661)	457

Total	$358,400	$(126,067)	$232,333	$338,539	$(106,684)	$231,855

12. MINING PROPERTIES

	As of June 30, 2010			As of December 31, 2009
	Mining Properties At Cost	Accumulated Amortization	Mining Properties, Net Book Value	Mining Properties At Cost	Accumulated Amortization	Mining Properties, Net Book Value
Bogoso/Prestea	$69,448	$(36,880)	$32,568	$61,421	$(35,894)	$25,527
Bogoso Sulfide	55,653	(19,883)	35,770	57,314	(14,959)	42,355
Mampon	15,929	—	15,929	15,914	—	15,914
Wassa / HBB	291,728	(130,651)	161,077	281,662	(103,811)	177,851
Other	19,277	(3,377)	15,900	17,844	(3,377)	14,467

Total	$452,035	$(190,791)	$261,244	$434,155	$(158,041)	$276,114

13. DERIVATIVES

The derivative mark-to-market (gains)/losses recorded in the Consolidated Statements of Operations are comprised of the following amounts:

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
Riverstone Resources, Inc. – warrants	$812	$(11)	$(319)	$(23)
Gold forward price contracts	1,066	407	1,066	107

Derivative (gain)/loss	$1,878	$396	$747	$84

Realized (gain)/loss	$1,066	$(1,216)	$1,066	$2,273
Unrealized (gain)/loss	812	1,612	(319)	(2,189)

Derivative (gain)/loss	$1,878	$396	$747	$84

Riverstone Resources Inc. – Warrants

In the first quarter of 2008, we received 2 million warrants from Riverstone Resources Inc. (“Riverstone”) as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso. These warrants are exercisable through January of 2012 at prices between Cdn $0.40 and Cdn $0.45, depending on the timing of exercise.

Gold Price Derivatives

We held no gold price hedging instruments during the first quarter of 2010. During the second quarter of 2010 we entered into contracts for 32,000 ounces at an average settlement price of $1,201.30 per ounces. All of these contracts expired prior to the end of the quarter resulting in a $1.1 million realized loss. In 2009, we entered into a series of short-term (less than 90 days) gold pricing hedging contracts and recognized a $0.1 million loss for the first half of 2009.

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

The changes in the carrying amount of the ARO during the first half of 2010 and 2009 are as follows:

	For the six months ended As of June 30
	2010	2009
Beginning balance	$31,969	$31,655
Accretion expense	1,201	1,077
Additions and change in estimates	—	—
Cost of reclamation work performed	(3,599)	(731)

Balance at June 30	$29,571	$32,001

Current portion	$7,520	$1,779
Long term portion	$22,051	$30,222

15. DEBT

	As of June 30, 2010	As of December 31, 2009
Current debt:
Equipment financing credit facility	$9,426	$9,691
Capital Lease	2,854	279

Total current debt	$12,280	$9,970

Long term debt:
Revolving credit facility	$3,048	$2,543
Equipment financing credit facility	10,427	10,979
Capital Lease	1,304	49
Convertible debentures	104,749	101,024

Total long term debt	$119,528	$114,595

Equipment Financing Credit Facility

GSBPL and GSWL maintain a $35 million equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment and is secured by the mobile equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate (“LIBOR”) plus 2.38%. At June 30, 2010, approximately $15.2 million was available to draw down. The average interest rate on the outstanding loans was approximately 7.5% at June 30, 2010. Each outstanding equipment loan is secured by the title of the specific equipment purchased with the loan until the loan has been repaid in full.

Capital Lease

In February 2010, GSBPL accepted delivery of a nominal 20 megawatt power plant upon successful commissioning of the power plant by its owner/operator . Upon acceptance, a $4.9 million liability was recognized which is equal to the present value of future lease payments. The life of the lease is two years from the plant’s February 2010 in-service date. We are required to pay the owner/operator a minimum of $0.3 million per month on the lease, of which $0.23 million will be allocated to principal and interest on the recognized liability and the remainder of the monthly payments will be charged as operating costs.

Convertible Debentures

Interest on the $125 million aggregate principal amount of 4.0% Convertible Senior Unsecured Debentures due November 30, 2012 (the “Debentures”) is payable semi-annually in arrears on May 31 and November 30 of each year. The Debentures are, subject to certain limitations, convertible into common shares at a conversion rate of 200 shares per $1,000 principal amount of Debentures (equal to a conversion price of $5.00 per share) subject to adjustment under certain circumstances. The Debentures are not redeemable at our option.

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

The Debentures were accounted for in accordance with EIC 164, “Convertible and other Debt Instruments with Embedded Derivatives”. Under this statement, the issuance date fair value of the Conversion feature is recorded as equity. The issuance date fair value of the Company’s obligation to make principal and interest payments was estimated at $89.1 million and was recorded as convertible senior unsecured debentures. The issuance date fair value of the holder’s conversion option was estimated at $35.9 million and was recorded as the “equity component of convertible debentures”. Fees totaling $4.7 million relating to the issuance of these debentures were allocated pro-rata between deferred financing fees of $3.4 million and equity of $1.3 million. Periodic accretion of the liability portion of the loan has brought the June 30, 2010 balance to $106 million, before loan fees.

Revolving Credit Facility

On May 1, 2009, we entered into a $30.0 million revolving credit facility (the “Facility”) pursuant to an agreement (the “Facility Agreement”) between Standard Chartered Bank, Golden Star Resources and our subsidiaries which own the Bogoso/Prestea, Wassa and HBB properties. The term of the Facility Agreement extends through September 30, 2012. The amount available under the Facility will be reduced by $3.0 million on December 31, 2010 and by an additional $6.0 million on December 31, 2011. The Facility bears interest at the higher of LIBOR or the applicable lenders’ cost of funds rate (which is capped at 1.25% per annum above LIBOR), plus a margin of 5% per annum. As of June 30, 2010 we had an outstanding balance of $5.0 million at an interest rate of 5.35%. Covenants require that we meet certain financial ratios at the end of each quarter, including that in excess of 95% of our assets are retained within a group of subsidiaries whose common shares are pledged as collateral for amounts drawn under the revolver facility. We were in compliance with all covenants at June 30, 2010. In August 2010, borrowing capacity of the revolving credit facility was increased from $30 million to $45 million. All other material terms of the facility remain unchanged.

16. INCOME TAXES

The provision for income taxes includes the following components:

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
Current benefit / (expense)
Canada	$—	$—	$—	$—
Foreign	(470)	—	(988)	—
Future benefit / (expense)
Canada	—	—	—	—
Foreign	(1,368)	2,674	(3,322)	5,422

Total benefit / (expense)	$(1,838)	$2,674	$(4,310)	$5,422

The future tax (expense)/benefit is related to the change in the temporary difference between book and tax basis related to the Wassa, Hwini-Butre and Benso properties.

The current tax expense is related to a levy on certain Ghanaian industries, including mining, brewing, banking, communications and insurance. The bill provides that companies subject to the levy will pay an amount equal to 5% of “profits before tax” as disclosed on their statements of operations.

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

In 2008, Bogoso/Prestea resubmitted an updated draft Environmental Management Plan (“EMP”) to the EPA that included an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the reclamation and closure cost estimate and the final EMP was submitted to the EPA in February, 2009. The EPA requested payment of the fees associated with the issuance of the environmental certificate, which was completed. Bogoso/Prestea has completed all the legal requirements and is waiting for the EPA to issue the environmental certificate. In 2009, Wassa submitted an updated draft EMP that covered Wassa operations, including the Benso and Hwini-Butre mines, to the EPA that included an updated estimate of the reclamation and closure costs. The EPA has yet to comment on the Wassa EMP.

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

•

Government of Ghana: During the first quarter of 2010, the Government of Ghana amended its Mining Act, 2006 to change the method of calculating mineral royalties payable to the Government. The prior rules established a royalty rate of no less than 3% and no more than 6% of a mine’s total revenues, the exact amount being determined by each mine’s margin as defined in the law. Under the new law, the royalty has been set at a flat rate of 5% of mineral revenues. The new 5% flat rate became effective on March 19, 2010. Our subsidiaries GSBPL and GSWL, operate under tax stabilization agreements which govern, among other things, royalty rates and various tax rules. Accordingly, the applicability to GSBPL and GSWL of this new royalty legislation has not yet been determined.

•	Benso: Benso is subject to a $1.00 per ounce gold production royalty.

•	Pampe: Portions of the Pampe deposit are subject to a 7.5% net smelter return royalty.

•

Prestea Underground: Areas of the Prestea Underground below a point 150 meters below sea level are subject to a 2.5% net profits interest on future income. Ownership of the 2.5% net profit interest is currently held by the bankruptcy trustee overseeing liquidation of our former joint venture partner in the Prestea Underground. While we believe that the joint venture agreement provides for the 2.5% net profit interest, confirmation of this position has not been received from the bankruptcy trustee.

•

Hwini-Butre: As part of the agreement for the purchase of the Hwini-Butre properties, Golden Star agreed to pay B.D. Goldfields Ltd, Hwini-Butre’s former owner, $1.0 million if at least one million ounces of gold are produced and recovered in the first five years of production from the area covered by the Hwini-Butre prospecting license. Gold production was initiated at Hwini-Butre in May 2009. It is not possible at this time to know if future exploration work will increase Hwini-Butre’s reserves sufficiently to yield production of one million ounces prior to May 2014.

•

Obuom In October 2007, we entered into agreement with AMI Resources Inc. (“AMI”), which gives AMI the right to earn our 54% ownership position in the Obuom property in Ghana. Should AMI eventually obtain full rights to our position on the property and develop a gold mining operation at Obuom, we would receive from AMI a 2% net smelter return royalty on 54% of the property’s gold production.

Goulagou and Rounga

In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over a four-year period, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. We are entitled to receive up to 2 million shares of Riverstone over the term of the option, of which 1.3 million shares have been received as of June 30, 2010 (Note 8). In addition we received 2 million common share purchase warrants of Riverstone during 2008. The Riverstone purchase warrants have remaining exercise prices that range from Cdn$0.40 to Cdn$0.45.

Litigation

Ghana Crop Damage Action On October 22, 2008, a Ghanaian court awarded plaintiffs a settlement of approximately $1.9 million in damages against GSBPL in a legal action filed against GSBPL in 2000 related to a 1991 crop damage claim. The plaintiffs claimed that emissions from a now defunct processing plant at Bogoso, which was operated from 1991 to 1994, injured the plaintiffs cocoa trees and reduced their cocoa output. We have appealed the judgment to the Ghana Supreme Court and have obtained a stay of execution of the judgment. As ordered by lower courts, we have already deposited $0.3 million of cash with the court to partially settle the claim. Thus, we believe that if our appeal is not successful, the settlement cost would be less than $0.5 million. We intend to vigorously pursue any and all appropriate remedies in this regard.

Bogoso Power Plant

During the first quarter of 2010, commissioning tests were completed on a nominal 20 megawatt stand-by power plant at Bogoso/Prestea known as the Genser power plant and commissioning tests were completed in February. This plant is planned for use in periods of power outages or shortages in Ghana to keep critical pieces of processing equipment active until grid power is restored. We have accounted for the new power facility as a 24 month capital lease (Note 15) beginning in February 2010.

We provided a letter of credit in favor of the power plant provider during the construction period, and this letter expired during the second quarter of 2010. At expiry of the letter of credit we procured a new letter of credit in favor of the Genser plant owner/operator which will expire at the end of January 2012. At that time, the lease agreement transfers ownership of the Genser power plant to us for no additional payment.

18. CAPITAL DISCLOSURES

Our objectives when managing capital are to safeguard access to sufficient funding as needed to continue our acquisition and development of mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable level of risk.

In the management of capital, we include the components of shareholders’ equity and debt. We manage the capital structure and makes adjustments in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust the capital structure, we may issue new shares, issue new debt, acquire or dispose of assets or adjust the amount of investments. Other than the revolver facility opened in 2009, we have no restrictions or covenants on our capital structure as of the end of June 2010. Revolver covenants require that we meet certain financial ratios at the end of each quarter, including that in excess of 95% of our assets are retained within a group of specified subsidiaries whose common shares are pledged as collateral for amounts drawn under the revolver facility. We were in compliance with all covenants at June 30, 2010.

In order to facilitate the management of capital requirements, we prepare annual expenditure budgets which project expected cash and debt positions over several years and which are updated as necessary depending on various factors, including successful capital deployment and general industry conditions. The annual and updated budgets are approved by the Board of Directors.

In order to maximize cash available for development efforts, we do not pay dividends. Our cash investment policy is to invest cash in highly liquid short-term interest-bearing investments with maturities of three months or less when acquired, selected with regards to the expected timing of expenditures from continuing operations.

19. SHARE CAPITAL

Changes in share capital during the six months ended June 30, 2010 are as follows:

	Shares	Amount
Balance beginning of period	257,362,561	$690,423
Common shares issued:
Equity offering (net)	—	(107)
Option exercises	784,399	1,675

Balance end of period	258,146,960	$691,991

20. COST OF SALES

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
Mining operations costs	$69,018	$57,542	$130,628	$116,412
Change in inventories (costs from / (to) metals inventory)	1,045	1,327	114	1,752
Mining related depreciation and amortization	27,840	28,352	53,697	53,036
Accretion of asset retirement obligations	601	539	1,201	1,077

Total Cost of Sales	$98,504	$87,760	$185,640	$172,277

21. STOCK BASED COMPENSATION

Stock Options

We have one stock option plan, the Third Amended and Restated 1997 Stock Option Plan (the “Plan”) approved by shareholders in May 2010, under which options are granted from time to time at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 25,000,000 shares, of which 11,078,746 are available for grant as of June 30, 2010, and the exercise price of each option is not less than the closing price of our shares on the Toronto Stock Exchange on the day prior to the date of grant. Options typically vest over periods ranging from immediately to three years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.

All prior period figures shown below include the effects of options issued to the employees of a company acquired in 2005. These options were issued outside of the Plan. The last of these options were exercised in mid-2009.

Non-cash employee compensation expense recognized in general and administrative expense in the statements of operations with respect to the Plan are as follows:

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
Total stock compensation expense during the period	$502	$455	$1,919	$1,065

We granted 1,308,500 options during the first half of 2010. We do not receive a tax deduction for the issuance of options. As a result we do not recognize any income tax benefit related to the stock compensation expense.

The fair value of our options grants are estimated at the grant dates using the Black-Scholes option-pricing model. Fair values of options granted in the first half of 2010 were based on the assumptions noted in the following table:

	For the six months ended June 30
	2010	2009
Expected volatility	67.95 to 77.37%	68.39 to 73.28%
Risk–free interest rate	2.34 to 2.58%	1.88 to 2.18%
Expected lives	6.0 to 8.6 years	4.25 to 6.5 years
Dividend yield	0%	0%

Expected volatilities are based on the mean reversion tendency of the volatility of Golden Star’s shares. Golden Star uses historical data to estimate share option exercise and employee departure behavior used in the Black–Scholes model; groups of employees that have dissimilar historical behavior are considered separately for valuation purposes. The expected term of the options granted represents the period of time that the options granted are expected to be outstanding; the range given above results from certain groups of employees exhibiting different post–vesting behaviors. The risk–free rate for periods within the contractual term of the option is based on the Canadian Chartered Bank administered interest rates in effect at the time of the grant. A summary of our option Plan includes the following activity during the six months ended June 30, 2010:

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value (Cdn $000)
Outstanding as of December 31, 2009	7,283	3.19	7.0	4,221
Granted	1,309	3.50	9.7	—
Exercised	(784)	1.74	—	—
Forfeited, cancelled and expired	(794)	4.37	—	—

Outstanding as of June 30, 2010	7,014	3.27	7.4	10,727

Exercisable as of June 30, 2010	4,708	3.49	6.7	—

Stock Bonus Plan

In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock, of which 545,845 common shares had been issued as of June 30, 2010. During the six months ended June 30, 2010 and 2009 we issued nil common shares under the Bonus Plan.

22. EARNINGS PER COMMON SHARE

The following table provides reconciliation between basic and diluted earnings per common share:

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
Net income/(loss)	$7,612	$380	$11,527	$(766)

Weighted average number of common shares (millions)	257.9	236.2	257.7	236.1
Dilutive securities:	—	—	—	—
Options	2.0	0.6	1.6	—
Convertible debentures	—	—	—	—

Weighted average number of diluted shares	259.9	236.8	259.3	236.1

Basic income/(loss) per share	$0.030	$0.002	$0.045	$(0.003)
Diluted income/(loss) per share	$0.029	$0.002	$0.044	$(0.003)

23. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREA

	Africa
As of and for the three months ended June 30	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2010
Revenues	$63,255	$57,052	$—	$—	$—	$120,307
Net income/(loss)	12,869	4,426	(414)	(108)	(9,161)	7,612
Income tax (expense)/benefit	—	(1,838)	—	—	—	(1,838)
Capital expenditure	9,362	8,720	1,084	—	94	19,260
Total assets	360,180	253,331	7,837	900	158,640	780,889
2009
Revenues	$42,494	$49,374	$—	$—	$—	$91,868
Net income/(loss)	2,862	4,984	(240)	(166)	(7,060)	380
Income tax (expense)/benefit	—	2,674	—	—	—	2,674
Capital expenditure	2,259	11,559	79	125	85	14,107
Total assets	358,648	281,865	8,071	11,874	15,403	675,861

	Africa
As of and for the six months ended June 30	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2010
Revenues	$114,209	$109,362	$—	$—	$—	$223,571
Net income/(loss)	18,245	12,395	(700)	(1,866)	(16,547)	11,527
Income tax (expense)/benefit	—	(4,310)	—	—	—	(4,310)
Capital expenditure	19,993	14,791	2,160	—	94	37,038
Total assets	360,180	253,331	7,837	900	158,640	780,889
2009
Revenues	$79,063	$100,450	$—	$—	$—	$179,513
Net income/(loss)	(4,885)	18,763	(402)	(610)	(13,632)	(766)
Income tax (expense)/benefit	—	5,422	—	—	—	5,422
Capital expenditure	2,882	21,777	488	182	88	25,417
Total assets	358,648	281,865	8,071	11,874	15,403	675,861

24. RELATED PARTIES

During the first half of 2010, we obtained legal services from a firm where our Chairman is of counsel. The cost of services incurred from this firm during the first six months of 2010 and 2009 was $0.7 million and $0.2 million, respectively. Our Chairman did not personally perform any legal services to the Company during the six month period ended June 30, 2010, nor in any prior period, nor did he benefit directly or indirectly from payments for the services performed by the firm.

25. SUPPLEMENTAL CASH FLOW INFORMATION

In the first half of 2010, $1.0 million of cash was paid for income taxes. Cash paid for income taxes during the first half of 2009 was nil. Cash paid for interest totaled $3.6 million in the first half of 2010 and, $3.7 million in the first half of 2009.

In February 2010, we recognized a $4.9 million non-cash liability and an offsetting $4.9 million asset related to delivery of a 10 megawatt power plant upon successful commissioning of the power plant. (See note 17 for further discussion of the power plant.)

26. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from US GAAP. The effect of applying US GAAP to our financial statements is shown below.

(a) Consolidated Balance Sheets in U.S. GAAP

	As of June 30 2010	As of December 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$181,232	$154,088
Accounts receivable	20,328	7,021
Inventories (Note d4)	56,422	52,844
Deposits	4,412	4,774
Other current assets	2,336	1,415

Total current assets	264,730	220,142

Restricted cash	1,211	3,804
Available-for-sale and long term investments	650	181
Deferred exploration and development costs (Note d1)	—	—
Property, plant and equipment (Note d2)	231,619	231,141
Intangible assets	8,427	9,480
Mining properties (Notes d2 and d4)	232,901	255,503
Future tax asset (Note d5)	—	—
Other assets (Note d3)	2,036	2,457

Total assets	$741,574	$722,708

LIABILITIES
Current liabilities	$86,320	$74,936
Long term debt (Note d6)	183,877	160,172
Asset retirement obligations	22,051	30,031
Future tax liability (Note d5)	13,480	11,688

Total liabilities	305,728	276,827

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Share capital (Note d7)	691,625	690,056
Contributed surplus (Note d6)	16,344	14,767
Accumulated comprehensive income	1,681	1,340
Deficit	(277,675)	(262,806)

Total Golden Star Resources’ equity	431,975	443,357

Noncontrolling Interest	3,871	2,524
Total Equity	435,846	445,881

Total liabilities and shareholders’ equity	$741,574	$722,708

(b) Consolidated Statements of Operations under US GAAP

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
Net income/(loss) under Cdn GAAP	$7,612	$380	$11,527	$(766)
Deferred exploration expenditures expensed under US GAAP (Note d1 and d2)	(795)	(319)	(1,871)	—
Change in gain/(loss) on the sale of assets	—	—	2,000	(670)
Write-off of deferred exploration properties (Note d1)	—	—	—	290
Reverse depreciation on assets already written off for US GAAP	539	1,009	966	3,099
Fair value adjustment on debentures (Note d6)	(8,955)	(9,237)	(23,006)	(14,639)
Debt Accretion Reversal (Note d6)	1,921	1,642	3,813	3,257
Expense betterment stripping costs (Note d4)	(5,890)	—	(8,818)	—
Other	—	(66)	—	(176)

Net loss under US GAAP before income tax	(5,568)	(6,591)	(15,390)	(9,605)
adjustment to income tax (expense)/recovery (Note d4)	587	(102)	1,530	(198)

Net loss under US GAAP	$(4,981)	$(6,693)	$(13,860)	$(9,803)

Additional net income attributable to noncontrolling interest	$638	$692	$1,009	$956

Net loss attributable to Golden Star Resources	$(5,618)	$(7,385)	$(14,869)	$(10,759)

Basic and diluted net loss per share under US GAAP	$(0.022)	$(0.031)	$(0.058)	$(0.046)

Consolidated Statement of Comprehensive income/(loss) under US GAAP

Net loss under US GAAP	$(4,981)	$(6,693)	$(13,860)	$(9,803)
Other comprehensive income – on marketable securities	(592)	14	340	41

Comprehensive loss under US GAAP	$(5,573)	$(6,679)	$(13,520)	$(9,762)

Additional comprehensive income attributable to noncontrolling interest	$638	$692	$1,009	$956

Comprehensive loss attributable to Golden Star Resources	$(6,210)	$(7,371)	$(14,529)	$(10,718)

(c) Consolidated Statements of Cash Flows under US GAAP

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
Cash provided by (used in):
Operating activities (Note d8)	$27,387	$28,961	$48,863	$39,703
Investing activities (Note d8)	(8,753)	(15,889)	(21,657)	(27,789)
Financing activities	(2,254)	1,993	(62)	(2,299)

Increase in cash and cash equivalents	16,380	15,065	27,144	9,615
Cash and cash equivalent beginning of period	164,852	28,108	154,088	33,558

Cash and cash equivalents end of period	$181,232	$43,173	$181,232	$43,173

(d) Notes:

(1)	Under US GAAP, exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects are charged to expense as incurred. Under Cdn GAAP, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP, which have previously been expensed under US GAAP, result in an adjustment when reconciling net income for the year. Amounts expensed in prior years for US GAAP but sold in the current year are recognized as increases in the gains related to the amount still capitalized for Cdn GAAP.
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

On January 1, 2007, we adopted the provisions of FIN 48 (as codified in ASC topic 740 “Income Taxes”) (“ASC 740”) for US GAAP purposes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by ASC 740. Based on this review the provisions of ASC 740 had no effect on our financial position, cash flows or results of operations at either December 31, 2009 or June 30, 2010.

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

(6)	Under Cdn GAAP, the fair value of the conversion feature of convertible debt is classified as equity and the balance is classified as a liability. The liability portion is accreted each period in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date. Accretion is recorded as interest expense. For US GAAP purposes, the entire amount of convertible debt is classified as a liability and recorded at fair value at the end of each period, with the change in fair value recorded in the statement of operations in accordance with FAS 155 (as codified in ASC topic 820 “Fair Value Measurements and Disclosures”).
(7)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under US GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under US GAAP)—under US GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under US GAAP.
(8)	Under US GAAP, exploration expenditures and betterment stripping costs are treated as operating cash flows. Cdn GAAP treats certain exploration expenditures as investing cash flows (see note 1). This creates differences in the statement of cash flows.
(9)	The fair value hierarchy disclosure for financial assets and liabilities under US GAAP also includes the convertible debt as it is measured at fair value as noted in Note d6.

	Financial assets at fair value as at June 30, 2010
	Level 1	Level 2	Level 3	Total
Available for sale investments	$650	$—	$—	$650
Warrants	—	477	—	477

	$650	$477	$—	$1,127

	Financial liabilities at fair value as at June 30, 2010
	Level 1	Level 2	Level 3	Total
Convertible senior unsecured debentures [1]	$—	$—	$167,583	$167,583

	$—	$—	$167,583	$167,583

	Financial assets at fair value as at December 31, 2009
	Level 1	Level 2	Level 3	Total
Available for sale investments	$181	$—	$—	$181
Warrants	—	158	—	158

	$181	$158	$—	$339

	Financial liabilities at fair value as at December 31, 2009
	Level 1	Level 2	Level 3	Total
Convertible senior unsecured debentures [1]	—	—	144,651	144,651

	$—	$—	$144,651	$144,651

[1]

The convertible senior unsecured debenture is recorded at fair market value for US GAAP purposes only in note 26. These debentures are valued based on discounted cash flows for the debt portion and based on a black scholes model for the equity portion. Inputs used to determine these values were; discount rate 8.97%, Risk Free interest rate of 1.45%, volatility of 93.4%, and a remaining life of 2.4 years.

	Fair value measurements using Level 3 inputs
	Convertible senior unsecured debentures	Total
Balance of December 31, 2009	$144,651	$144,651
Loss included in net income	22,931	22,931

Balance at June 30, 2010	$167,583	$167,583

(10)	Impact of recently issued Accounting Standards

Recently Adopted Standards

In June 2009, the FASB issued amended standards for determining whether it is appropriate to consolidate a variable interest entity (Consolidations (topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest entities. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards became effective for us in the first quarter of fiscal 2010. The adoption of the new standards did not have an impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued accounting guidance regarding the accounting for transfers of financial assets (Transferring and Servicing (Topic 860) – Accounting for Transfers of Financial Assets) that is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. The guidance requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This guidance was adopted in the first quarter of 2010 and did not materially affect our consolidated financial position, cash flows, or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. We adopted this new guidance since the first quarter of 2010 and it did not materially expand our consolidated financial statement footnote disclosures.

Recently Issued Standards

In October 2009, FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have VSOE of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and are effective for us beginning with the yearend financials of for 2010, however early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flows.

In April 2010 the FASB issued Accounting Standards Update No. 2101-12 which amends topic 718 “Compensation – Stock Compensation”. The amendment addresses the classification of an employee share-based payments awards with an exercise price denominated in the currency of a market in which the underlying equity security trades, stating that a share-based award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity. This new provision is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. While our stock option plan denominates option strike prices in Canadian dollars, a substantial portion of our common shares trades in Canada and thus it is expected that this new guidance will not affect our consolidated financial position, cash flows, nor results of operations upon adoption in 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Form 10-K for the period ended December 31, 2009 and with the accompanying unaudited consolidated financial statements and related notes for the period ended June 30, 2010. These financial statements have been prepared in accordance with Canadian GAAP (“Cdn GAAP”). For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 26 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations include information available to August 6, 2010.

OVERVIEW OF GOLDEN STAR

We are a Canadian federally–incorporated, international gold mining and exploration company producing gold in Ghana, West Africa. We also conduct gold exploration in other countries in West Africa and in South America. Golden Star Resources Ltd. was established under the Canada Business Corporations Act on May 15, 1992 as a result of the amalgamation of South American Goldfields Inc., a corporation incorporated under the federal laws of Canada, and Golden Star Resources Ltd., a corporation originally incorporated under the provisions of the Alberta Business Corporations Act on March 7, 1984 as Southern Star Resources Ltd. Our principal office is located at 10901 West Toller Drive, Suite 300, Littleton, Colorado 80127, and our registered and records offices are located at 333 Bay Street, Bay Adelaide Centre, Box 20, Toronto, Ontario M5H 2T6.

We own controlling interests in several gold properties in southwest Ghana:

•

Through a 90% owned subsidiary, Golden Star (Bogoso/Prestea) Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. GSBPL operates a gold ore processing facility at Bogoso/Prestea with a capacity of up to 3.5 million tonnes per annum, which uses bio-oxidation technology to treat refractory sulfide ore (“sulfide plant”). In addition, GSBPL has a carbon-in-leach processing facility located next to the sulfide plant, which is suitable for treating oxide gold ores (“oxide plant”) at a rate up to 1.5 million tonnes per annum. Bogoso/Prestea produced and sold 186,054 ounces of gold in 2009 and 170,499 ounces in 2008.

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

We also hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and also hold exploration properties in South America.

All our operations, with the exception of certain exploration projects, transact business in US dollars and keep financial records in US dollars. Our accounting records are kept in accordance with Cdn GAAP. Our fiscal year ends December 31. We are a reporting issuer or the equivalent in all provinces of Canada, in Ghana and in the United States and file disclosure documents with securities regulatory authorities in Canada and Ghana and with the United States Securities and Exchange Commission.

NON-GAAP FINANCIAL MEASURES

In this Form 10-Q, we use the terms “total cash cost per ounce” and “cash operating cost per ounce.”

“Cost of sales” as found in our statements of operations, includes all mine-site operating costs, including the costs of mining, processing, maintenance, work-in-process inventory changes, mine-site overhead as well as production taxes, royalties, mine site depreciation, depletion, amortization, asset retirement obligation accretion and by-product credits, but does not include exploration costs, property holding costs, corporate office general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, capital gains and losses on foreign currency conversions, interest expense, gains and losses on derivatives, gains and losses on investments and income tax expense/benefit.

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

The following table shows the derivation of these measures:

	For the three months ended June 30, 2010
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$30,620	$32,361	$62,981
Royalties	2,874	3,163	6,037
Costs (to)/from metals inventory	(1,061)	2,106	1,045
Mining related depreciation and amortization	17,192	10,648	27,840
Accretion of asset retirement obligations	238	363	601

Cost of sales – GAAP	$49,863	$48,641	$98,504
Less operations-related foreign exchange losses	21	30	51
Less mining-related depreciation and amortization	(17,192)	(10,648)	(27,840)
Less accretion of asset retirement obligations	(238)	(363)	(601)

Total cash cost	$32,454	$37,660	$70,114

Less royalties and production taxes	(2,874)	(3,163)	(6,037)

Cash Operating Costs	$29,580	$34,497	$64,077

Ounces sold	47,648	52,764	100,412

Derivation of cost per ounce measures:
Total cash cost per ounce	$681	$714	$698

Cash operating cost per ounce	$621	$654	$638

	For the three months ended June 30, 2009
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$25,978	$28,659	$54,637
Royalties	1,629	1,276	2,905
Costs from metals inventory	896	431	1,327
Mining related depreciation and amortization	17,801	10,551	28,352
Accretion of asset retirement obligations	202	337	539

Cost of sales – GAAP	$46,506	$41,254	$87,760
Less operations-related foreign exchange gains	(163)	(516)	(679)
Less mining-related depreciation and amortization	(17,801)	(10,551)	(28,352)
Less accretion of asset retirement obligations	(202)	(337)	(539)

Total cash cost	$28,340	$29,850	$58,190

Less royalties and production taxes	(1,629)	(1,276)	(2,905)

Cash Operating Costs	$26,711	$28,574	$55,285

Ounces sold	53,251	45,760	99,011

Derivation of cost per ounce measures:
Total cash cost per ounce	$532	$652	$588

Cash operating cost per ounce	$502	$624	$558

	For the six months ended June 30, 2010
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$55,375	$65,612	$120,987
Royalties	4,669	4,972	9,641
Costs from metals inventory	(1,145)	1,259	114
Mining related depreciation and amortization	33,124	20,573	53,697
Accretion of asset retirement obligations	474	727	1,201

Cost of sales – GAAP	$92,497	$93,143	$185,640
Less operations-related foreign exchange gains	101	(258)	(157)
Less mining-related depreciation and amortization	(33,124)	(20,573)	(53,697)
Less accretion of asset retirement obligations	(474)	(727)	(1,201)

Total cash cost	$59,000	$71,585	$130,585

Less royalties and production taxes	(4,669)	(4,972)	(9,641)

Cash Operating Costs	$54,331	$66,613	$120,944

Ounces sold	94,677	98,673	193,350

Derivation of cost per ounce measures:
Total cash cost per ounce	$623	$725	$675

Cash operating cost per ounce	$574	$675	$626

	For the six months ended June 30, 2009
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$48,720	$61,629	$110,349
Royalties	3,690	2,373	6,063
Costs from metals inventory	930	822	1,752
Mining related depreciation and amortization	33,745	19,291	53,036
Accretion of asset retirement obligations	403	674	1,077

Cost of sales – GAAP	$87,488	$84,789	$172,277
Less operations-related foreign exchange (gains)/losses	(564)	(929)	(1,493)
Less mining-related depreciation and amortization	(33,745)	(19,291)	(53,036)
Less accretion of asset retirement obligations	(403)	(674)	(1,077)

Total cash cost	$52,776	$63,895	$116,671

Less royalties and production taxes	(3,690)	(2,373)	(6,063)

Cash Operating Costs	$49,086	$61,522	$110,608

Ounces sold	109,677	86,306	195,983

Derivation of cost per ounce measures:
Total cash cost per ounce	$481	$740	$595

Cash operating cost per ounce	$448	$713	$564

We use total cash cost per ounce and cash operating cost per ounce as key operating indicators. We monitor these measures monthly, comparing each month’s values to prior periods’ values to detect trends that may indicate increases or decreases in operating efficiencies. These measures are also compared against budget to alert management about trends that may cause actual results to deviate from planned operational results. We provide these measures to our investors to allow them to also monitor operational efficiencies of our mines. We calculate these measures for both individual operating units and on a consolidated basis.

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

We acquired Bogoso in 1999 and have used its nominal 1.5 million tonne per annum processing facility to process oxide ore and other non-refractory ores (“Bogoso Sulfide plant”). This plant’s flotation capability has also been used at various times to treat sulfide ores to produce a sulfide flotation concentrate. In 2001, we acquired the Prestea property located adjacent to our Bogoso property and mined surface deposits at Prestea since then. In 2002, we acquired Wassa, and constructed a new nominal 3.0 million tonne per annum CIL processing plant at Wassa, which began commercial operation in 2005. In July 2007, we completed construction and development of a new nominal 3.5 million tonnes per annum processing facility at Bogoso/Prestea that uses bio-oxidation technology to treat refractory sulfide ore (“Bogoso sulfide plant”).

In 2005, we acquired the HBB properties consisting of the Benso and Hwini-Butre properties. Benso development activities started in 2007, and in the third quarter of 2008, we began hauling ore from the Benso mine to the Wassa plant for processing. Hwini-Butre development was initiated in the fourth quarter of 2008, and in May 2009 the Hwini-Butre mine began hauling ore to the Wassa plant for processing.

Our overall objective is to grow our business to become a mid-tier gold producer. We continue to evaluate potential acquisition and merger opportunities that could further increase our reserves and annual gold production.

In addition to our gold mining and development activities, we actively explore for gold in Ghana and elsewhere in West Africa and South America, investing approximately $9.0 million on such activities during 2009. We expect to spend approximately $18 million during 2010. We are conducting regional reconnaissance projects in Ghana, Cote d’Ivoire and Sierra Leone and have drilled more advanced targets in Ghana, Niger and Burkina Faso. We also hold and are evaluating gold properties in Brazil.

TRENDS AND EVENTS IN THE SIX MONTHS ENDED JUNE 31, 2010

Gold Prices

Gold prices have generally trended upward during the last eight years from a low of $260 per ounce in 2001 to a high of $1,261 per ounce in June 2010. Realized gold prices for our shipments averaged $1,198 per ounce during the second quarter of 2010, up from $928 per ounce during the second quarter of 2009.

Royalties

During the first quarter of 2010, the Government of Ghana amended its mining act to change the method of calculating mineral royalties payable to the Government. The prior rules established a royalty rate of not less than 3% and not more than 6% of a mine’s total revenues, the exact amount being determined by each mine’s margin as defined in the law. Under the old rules, our mines have, since their inception, qualified for and paid a 3% rate. Under the amended law, the royalty has been set at a flat rate of 5% of mineral revenues. Several mining companies in Ghana, including our subsidiaries GSBPL and GSWL, operate under tax stabilization agreements which govern, among other things, royalty rates and various tax rules. Discussions with the Ministry of Finance and Economic Planning are on-going to determine the applicability of this new royalty legislation to GSBPL and GSWL.

Electric Power Rates - Ghana

During the second quarter of 2010, the Ghanaian national power authority announced that it planned to increase electric power rates as of June 1, 2010. At the current date, discussions are still underway to define the exact rate our mines will pay.

Adoption of US GAAP in 2011

Golden Star has, since its inception, reported to security regulators in both Canada and the US using Canadian GAAP financial statements with a footnote reconciliation to US GAAP. However, a change in SEC position in late 2009 will require that after 2010, Canadian companies such as Golden Star, which do not qualify as private foreign issuers, must file their financial statements in the US using US GAAP. We currently plan to continue using Canadian GAAP for US and Canadian filings in 2010 and plan to adopt US GAAP on January 1, 2011 for all subsequent US, Ghanaian and Canadian filings.

Increase in Revolving Credit Facility

In August 2010, our revolving credit facility was amended and restated to reflect changes to the syndicate and to increase the borrowing capacity from $30 million to $45 million. All other material terms of the facility remain unchanged.

Expansion of Buesichem Deposit at Bogoso/Prestea

During the first half of 2010, exploration drilling identified a new deposit of gold mineralization, now called Buesichem South, near our existing Buesichem pit located south of the Bogoso processing plant. Preliminary mineral resource estimates based on drilling during the first half of 2010, indicate a non-reserve gold resource of approximately 6.9 million tonnes at an average grade of 2.86 grams per tonne. The resources identified to date include 1.6 million tonnes of Measured and Indicated Mineral Resource at an average grade of 2.64 grams per tonne and 5.3 million tonnes of Inferred Mineral Resource at 2.92 grams per tonne. Additional drilling is planned during the second half of 2010 to infill earlier drilling and to evaluate areas on the southern end of this new discovery.

The new resources stated above are contained within an optimized pit shell which uses operating costs and recoveries based on our current operations at our Bogoso processing facility and a gold price of $1,150 per ounce. Bogoso has actively mined the near-by Buesichem pit since acquiring it in 2001 as part of the Prestea Mining Lease. Approximately 500,000 ounces of gold have been mined and processed from this single pit to date.

NON-RESERVES—MEASURED, INDICATED AND INFERRED MINERAL RESOURCES - Cautionary Note to US Investors concerning estimates of Measured, Indicated and Inferred Mineral Resources

The disclosure immediately above about the new Buesichem South resources, uses the terms “Measured and Indicated Mineral Resources” and “Inferred Mineral Resources.” US Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves. Inferred Mineral Resources have a greater amount of uncertainty as to their existence and as to their economic and legal feasibility. In accordance with Canadian rules, estimates of Inferred Mineral Resources cannot form the basis of feasibility or other economic studies. US investors are cautioned not to assume that part or all of the Inferred Mineral Resource exists, or is economically or legally mineable.

CONSOLIDATED RESULTS OF OPERATIONS

	For the three months ended June 30		For the six months ended June 30
SUMMARY OF FINANCIAL RESULTS	2010	2009	2010	2009
Gold sales (oz)	100,412	99,011	193,350	195,983
Average realized gold price ($/oz)	1,198	928	1,156	916
Gold revenues ($ in thousands)	120,307	91,868	223,571	179,513
Cash flow provided by operations ($ in thousands)	33,971	29,280	59,432	40,373
Net income/(loss) ($ in thousands)	7,612	380	11,527	(766)
Net income/(loss) per share – basic ($)	0.030	0.002	0.045	(0.003)

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Results for the three months ended June 30, 2010 include net income of $7.6 million or $0.030 per share, compared with net income of $0.4 million or $0.002 per share in the same period of 2009. Consolidated mine operating margins totaled $21.7 million in the current quarter, an improvement of $17.6 million from in the second quarter of 2009.

Higher gold prices and an increase in the number of ounces sold were the major factors in the increase in earnings over the second quarter of 2009. Our average realized gold price increased to $1,198 per ounce, or 29%, from $928 in the second quarter of 2009, resulting in $28.4 million increase in revenues. Gold sales totaled 100,412 ounces in the second quarter of 2010, up 1.4% from 99,011 ounces sold a year earlier.

Cost of sales increased 12% to $98.5 million in the second quarter of 2010, up from $87.8 million in the same period of 2009. Increases in royalties and costs of various operational consumables were responsible for the increase. Consolidated cash operating costs per ounce averaged $638 in the second quarter of 2010, up from $558 in the second quarter of 2009.

Second quarter 2010 general and administrative costs totaled $4.1 million, up from $3.7 million in the second quarter 2009, reflecting increases in stock-based compensation and community development costs. Interest expense totaled $4.2 million in the first quarter of 2010, up from $3.8 million in the same period of 2009. The increase was due to interest on the new revolving credit facility, interest recognized on the new power plant capital lease and to higher accretion on the convertible debentures.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Results for the six months ended June 30, 2010 include net income of $11.5 million or $0.045 per share, compared with a net loss of $0.8 million or $0.003 per share in the same period of 2009. Consolidated mine operating margins totaled $37.9 million in the first half of 2010, an improvement from a $7.2 million operating margin in the first half of 2009. A higher average realized gold price was the major factor responsible for the improved earnings and operating margins over the same period in 2009. Gold sales of 193,350 ounces were down slightly (1.3%) from 195,983 ounces sold in the first half of 2009.

Average realized gold price increased to $1,156 per ounce in the first half of 2010, a 26% increase from $916 in the first half of 2009, resulting in $44.1 million increase in revenues. First half 2010 cost of sales increased 7.8% to $185.6 million, up from $172.3 million in the same period of 2009. Increases in royalties and costs of various operational consumables were responsible for the increase. Consolidated cash operating costs per ounce totaled $626 in the first half of 2010, up from $564 in the first half of 2009.

General and administrative costs totaled $9.1 million in the first half of 2010, up from $7.2 million in the same period in 2009, reflecting a $0.9 million increase in share-based compensation costs and higher community development costs. Interest expense totaled $8.3 million in the first half of 2010, up from $7.5 million in the same period of 2009. The increase was due to interest on the new revolving credit facility, interest recognized on the new power plant capital lease and to higher accretion on the convertible debentures.

BOGOSO/PRESTEA OPERATIONS

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
BOGOSO/PRESTEA OPERATING RESULTS
Ore mined refractory (t)	655,647	726,969	1,452,600	1,380,493
Ore mined non-refractory	9,145	—	9,145	—

Total ore mined (t)	664,792	726,969	1,461,745	1,380,493
Waste mined (t)	3,983,169	3,920,798	7,947,817	7,272,550
Refractory ore processed (t)	711,804	714,538	1,392,714	1,341,433
Refractory ore grade (g/t)	3.17	2.66	3.08	2.67
Gold recovery – refractory ore (%)	69.4	72.2	70.6	71.9
Non-refractory ore processed (t)	—	—	—	—
Non-refractory ore grade (g/t)	—	—	—	—
Gold recovery – non-refractory ore (%)	—	—	—	—
Gold sales (oz)	52,764	45,760	98,673	86,306
Total cash cost ($/oz)	714	652	725	740
Royalties ($/oz)	60	28	50	27

Cash operating cost ($/oz)	654	624	675	713

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Bogoso/Prestea’s second quarter 2010 revenues totaled $63.2 million, up $20.7 million from $42.5 million in the second quarter of 2009. The improvement was based on higher gold sales and higher gold prices. Bogoso’s sales increased to 52,764 ounces in the second quarter of 2010, a 15% improvement over the 45,760 ounces sold in the second quarter of 2009, and the average realized second quarter gold price rose to $1,199 per ounce, up from $929 per ounce a year earlier. While tonnes processed and gold recoveries were slightly lower than a year earlier, improvements in plant feed grades to 3.17 grams per tonne, up from 2.66 grams per tonne a year earlier, more than offset the lower processing rate and lower recovery.

Gold recovery decreased to 69.4% from 72.2% in the same period of 2009, as a result of differences in the types and sources of ore mined at Bogoso. The increase in plant feed grade is a function of the availability of higher grade ore zones in the pits mined in the second quarter as compared to the same period of 2009. As with the second quarter of 2009, there was no oxide ore processed at the Bogoso oxide plant in the second quarter of 2010.

Bogoso’s second quarter 2010 cash operating costs totaled $34.5 million, up from $28.6 million a year earlier. Higher costs for labor, cyanide and fuel were the major items responsible for the increase. A power cost credit recognized in June 2009 also contributed to the second quarter of 2009 having lower costs than the second quarter of 2010. While the number of ounces sold in the quarter was up 15% from the same period of 2009, cash operating costs rose by approximately 21%, offsetting the benefit of higher ounces. As a result, cash operating cost per ounce increased to $654, from $624 in the second quarter of 2009.

Bogoso/Prestea generated a $14.7 million operating margin in the second quarter of 2010 as compared to a $1.3 million operating margin in the second quarter of 2009. The margin improvement was the result of more ounces sold and higher gold prices.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Bogoso/Prestea’s revenues totaled $114.2 million in the first half of 2010, up $35.1 million from $79.1 million in the first half of 2009. The improvement was based on improved gold prices and higher ounces sold. Realized gold prices averaged $1,158 in the first half of 2010, up 26% from $916 per ounce in the same period of 2009. Bogoso’s sales increased to 98,673 ounces in the first half of 2010, a 14% improvement over the 86,306 ounces sold in the same period of 2009. The increase in ounces sold reflects a higher sulfide plant through-put rate averaging 7,694 tonnes per day in the first half of 2010, versus 7,411 tonnes per day during the first half of 2009. Improvements in plant feed grade also contributed the increase in ounces sold. The increase in plant through-put came from improved sulfide plant availability and also from increased amounts of sulfide ore processed through the flotation section of the oxide plant to provide additional sulfide concentrate to the bio-oxidation circuit in the sulfide plant. Gold recovery decreased to 70.6% in the first half of 2010, down from 71.9% a year earlier, reflecting changing mixtures of ore types entering the plant. As with the first half of 2009, there was no oxide ore processed at the Bogoso oxide plant in the first half of 2010.

Bogoso’s cash operating costs totaled $66.6 million for the six months, up from $61.5 million a year earlier. Increases in labor and fuel were the major contributors to the increase. While cash operating costs were higher, the increase in ounces sold resulted in cash costs of $675 per ounce, down 5% from $713 in the first half of 2009.

Bogoso/Prestea generated a $21.1 million operating margin in the first half of 2010 as compared to a $5.8 million operating margin loss in the first half of 2009. The margin improvement was the result of more ounces and higher realized gold prices. Higher royalties were the result of increases in ounce sold and higher gold prices. The increase in amortization costs were related to the increase in gold output as compared to the same period of 2009.

WASSA OPERATIONS

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
WASSA/HBB OPERATING RESULTS
Ore mined (t)	654,855	529,670	1,230,758	1,186,382
Waste mined (t)	4,672,043	4,396,164	9,872,915	7,965,381
Ore and heap leach materials processed (t)	618,624	636,654	1,249,378	1,383,154
Grade processed (g/t)	2.54	2.62	2.47	2.58
Recovery (%)	95.1	94.9	95.1	95.3
Gold sales (oz)	47,648	53,251	94,677	109,677
Total cash cost ($/oz)	681	532	623	481
Royalties ($/oz)	60	30	49	33

Cash operating cost ($/oz)	621	502	574	448

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Wassa sold 47,648 ounces in the second quarter of 2010, down 10.5% from 53,251 ounces in the second quarter of the prior year but higher gold prices offset the lower gold shipments resulting in revenues of $57.1 million for the quarter, up 16% from $49.4 million in the same quarter of 2009. Wassa’s second quarter 2010 gold price averaged $1,197 per ounce, up from $927 per ounce a year earlier.

Wassa processed 3% less tonnes of ore in the second quarter of 2010 than in the same quarter of 2009 and the plant feed grade dropped to 2.54 grams per tonne, as compared to 2.62 grams per tonne in the same period of 2009. Unscheduled plant maintenance was the major factor responsible for the reduction in tonnes processed as compared to the second quarter of 2009.

Cash operating costs totaled $29.6 million in the second quarter of 2010, or $2.9 million more than in the same period of 2009. An increase in the proportion of HBB ores processed at Wassa during the second quarter contributed to higher costs, reflecting the longer haulage distance from the HBB pits. Higher costs for fuel, contract mining and labor also contributed to the increase. Higher cash operating costs and lower gold production combined to yield average cash operating costs per ounce of $621, up from $502 per ounce in the same period of 2009. Wassa generated a $7.1 million operating margin during the second quarter of 2010 as compared to a $2.8 million operating margin in the second quarter of 2009. While operating costs rose and ounces were down from a year ago, the higher gold prices yielded an improved operating margin.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Wassa sold 94,677 ounces in the first half of 2010, down 13.7% from 109,677 ounces in the first half of the 2009, but as with the second quarter, higher gold prices offset the lower gold shipments resulting in first half revenues of $109.4 million, up 8.8% from $100.5 million in the same period of 2009. Wassa’s realized gold price averaged $1,197 per ounce in the first six months of 2010, up from $916 per ounce in the first half of 2009.

Wassa processed 134,000 less tonnes of ore in the first half of 2010 than in the same period of 2009 and the plant feed grade dropped slightly to 2.47 grams per tonne, as compared to 2.58 grams per tonne in the same period of 2009. Scheduled and unscheduled plant maintenance at Wassa were the major factors responsible for the reductions in tonnes processed and plant feed grade.

First half cash operating costs totaled $54.3 million, or $5.2 million more than in the same period of 2009, reflecting increased amounts of the higher-cost HBB ore than in the first half of 2009. Higher costs for fuel, contract mining and labor also contributed to the increase. Higher cash operating costs and lower gold production combined to yield average cash operating costs per ounce of $574, up from $448 per ounce in the same period of 2009. Wassa generated a $16.9 million operating margin during the first six months of 2010 as compared to a $13.0 million operating margin in the same period of 2009. While operating costs rose and ounces were down from a year ago, the higher gold prices yielded an improved operating margin.

DEVELOPMENT PROJECTS

Bogoso Tailings Processing Project

In the second quarter of 2010, the Board of Directors approved $8 million for construct of a hydraulic tailings recovery system and associated piping at Bogoso which will feed old oxide tailings to the Bogoso oxide plant’s CIL circuit. The project is expected to come on line in 2011, subject to permitting. While the grade of the material is lower than the ores typically treated in the Bogoso CIL plant, the operating costs are minimal since tailings can be fed directly into the CIL circuit. The system is designed to handle approximately 2.4 million tonnes of tailings per annum over its five year life yielding approximately 40,000 to 50,000 additional ounces per year. Once the Prestea South and Pampe oxide pits begin operating, tailings material will continue to be fed into the plant in supplemental amounts.

Prestea South Properties

We received mining permits for Prestea South in 2008 and continue our efforts to obtain the environmental permit. We expect to initiate development at Prestea South, including its 10 kilometer haul road extension, once the environmental permit is received. The Prestea South oxide ore will be transported to Bogoso and processed through the Bogoso oxide plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide plant. The Ghana Environmental Protection Agency (“EPA”) has requested an update to the Prestea South Project Environmental Impact Statement, and a consultant is currently updating the EIS having completed most of the field baseline data collection and community consultation required for the study.

EXPLORATION

In general, second quarter 2010 exploration activities were focused on resource drilling around our operating properties in Ghana, initiation of drilling at our Sonfon joint venture project in Sierra Leone, interpretation of airborne geophysics surveys flown in the first quarter of 2010 and analysis of recent ground induced polarization surveys in advance of drill testing in the second half of 2010. Spending on exploration activities during the first half of 2010 totaled $11.1 million.

Ghana

Two drills were active at Bogoso/Prestea during the second quarter testing northern and southern extensions of the Buesichem deposit. We also tested other geophysical targets beneath old oxide pits between Marlu on the south and Beppo 3 in the north. Preliminary economic evaluation of potential pit shells was competed on the Buesichem South discovery during the second quarter and an infill drilling program is scheduled for the third quarter of 2010.

Four drill rigs were kept active along the eastern side of the Ashanti belt along the Wassa-HBB trend, drilling at Chichiwelli, Adoikrom, Benso and Wassa Main. Now that infill resource drilling has been completed at Chichiwelli, resource modeling, pit optimization, metallurgical sampling and geotechnical studies are planned for the second half of 2010. Interpretation of geophysical data from a recent airborne geophysical survey at our Manso, Hwini Butre, Benso and Chichiwelli concessions was initiated in the second quarter and will continue during the second half of the year.

Ivory Coast

Soil sampling and field reviews of the gold anomaly at our Amelekia property continued during the second quarter confirming the presence of in-situ gold mineralization. Drilling along this anomaly is now scheduled for the second half of the year. In addition, during the second quarter, in-fill soil geochemistry programs were conducted over the Abgoville property where earlier wide-spaced soil sampling programs identified zones of anomalous gold.

Sierra Leone

A ground-based, induced polarity geophysical survey was completed at the Sonfon property during the second quarter and a diamond drill rig has been mobilized to commence testing of the geophysical targets, as well as to follow up on mineralized zones discovered during a 2008 drilling programs. Our field camp has been refurbished and the drill is currently pursuing a 3,000 meter program that we expect to complete during third quarter. Pending positive results, further drilling may be initiated later in the year.

Burkina Faso

The initial wide spaced soil and laterite sampling surveys over the Kampouga and Bangodo concessions in Burkina Faso were completed the second quarter and results are pending. Follow-up work has been planned for the second half of the year should initial results yield anomalous values. Riverstone Resources continued their exploration efforts at our Goulougou and Rounga projects per the terms of the option agreement.

Brazil

Property evaluations continued during the second quarter in Brazil where we have now submitted new applications in both Goias and Mato Grosso states. We now hold nine project areas in three states in Brazil with a total land package of approximately 650 square kilometers. Initial exploration programs on our Brazilian properties will continue during the second half of 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2010 our cash and cash equivalents increased by $27.1 million, reaching $181.2 million at June 30, 2010. The increase in cash was largely a function of the $59.4 million of cash generated from operations during the first half of 2010. Operating cash flow for the first half of 2010 was $19.0 million higher than the $40.4 million in the first half of 2009, and was sufficient to meet all of our operational, investing and debt needs. As explained above, higher gold prices were the major factor contributing to the improved operational cash flow results.

Our capital projects used $37.1 million of cash during the first six months of 2010, with $9.4 million spent on mine development projects, $17.3 million on purchases of capital equipment and $10.4 million on drilling and exploration.

Outstanding debt increased by $7.2 million during the first six months reflecting new equipment financings of $4.5 million, $3.5 million of accretion on the convertible debentures, $0.7 million of amortization of capitalized loan fees and $5.2 million of new capital equipment leases. Offsetting these additions were $5.3 million of scheduled payments on our equipment financing loans and $1.1 million of payments on capital leases. Our $35 million equipment financing facility had an outstanding balance of $19.9 million at June 30, 2010, with available credit of $15.1 million.

During the first half of 2010 all of our cash and cash equivalents were held as cash or was invested in funds that held only US treasury notes and bonds.

LIQUIDITY OUTLOOK

Our cash balances have risen from $43.2 million at June 30, 2009 to $181.2 million at June 30, 2010. A total of $123.6 million of operational cash flow in the past 12 months and net proceeds of $71.0 million from an equity offering in December, 2009 are the major factors contributing to the increase.

In the first half of 2010, cash from operations totaled $59.4 million, up from $40.4 million in the same period of 2009. An increase in realized gold prices versus the first half of 2009 was the major factor contributing to the improved operational cash flow. In addition to the improved cash balances, we maintain a revolving line of credit that was established in 2009 at $30 million and increased to $45 million in July 2010, and have an additional $15.1 million of borrowing capacity under our equipment financing loan facility.

We expect to use approximately $85 million for capital projects during 2010. This total is expected to include $35 million of mine property development, and $27 million of new equipments and facilities upgrades. We also plan to increase our exploration spending from $18 million to $23 million to allow for follow-up drilling on the new Buesichem South discovery at Bogoso/Prestea.

During 2010, including payments made to date, we expect to pay $10.9 million of principal and interest on our equipment financing facility, $5.2 million of principal and interest (net of $10 million that was drawn and repaid within the year) on the revolver facility, $5.0 million in interest payments on the convertible debentures and $2.6 million in interest and principal of our capital leases.

Given the improved operational performance over the past several quarters, our revolving debt facility, our existing equipment financing facility and current gold prices, we expect that operational cash flows along with our cash and cash equivalents on hand at June 30, 2010, will be sufficient to cover capital and operating needs during the next twelve months.

LOOKING AHEAD

Our objectives for the remainder of 2010 include:

•	continue reserve and resource definition drilling at Bogoso/Prestea and Wassa/HBB;

•	provide oxide ore to the Bogoso oxide plant by re-opening the Pampe pit, permitting and constructing a tailings reclaim system and finalizing the permitting and development of Prestea South; and

•	examine options at the Prestea Underground.

We are estimating 2010 Bogoso/Prestea gold production of 200,000 ounces at an average cash operating cost between $680 and $700 per ounce. We expect Wassa to produce approximately 185,000 ounces during 2010 at an average cash operating cost between $580 and $600 per ounce, with combined total production of approximately 385,000 ounces at an average cash operating cost between $630 and $650 per ounce.

As more fully disclosed in the Risk Factors in Item 1A of our December 31, 2009 Form 10-K, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

ENVIRONMENTAL LAWS AND REGULATIONS

All phases of our exploration, project development, and operations are subject to environmental laws and regulations in the various jurisdictions where we operate. These laws and regulations may define, among other things, air and water quality standards, waste management requirements, and closure and rehabilitation obligations. In general, environmental legislation is evolving to require more strict operating standards, more detailed social and environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees for social responsibility, and health and safety. Changes in environmental regulations and the way they are interpreted by the regulatory authorities could affect the way we operate, resulting in higher environmental and social operating costs that may affect the viability of our operations.

We note a continuing trend toward substantially increasing environmental requirements and corporate social responsibility expectations in Ghana. This includes the need for more permits, analysis, data gathering, hearings and negotiations than have been required in the past to resolve both routine operational needs and for new development projects. We are also experiencing a trend toward longer lead times in obtaining environmental permits. These increases in permitting requirements could affect our environmental management activities including but not limited to tailings disposal facilities and water management projects at our mines.

We use hazardous chemicals in our gold recovery activities, thereby generating environmental contaminants that may adversely affect air and water quality. To mitigate these effects, we have established objectives to achieve regulatory requirements in all of our exploration, development, operation, closure, and post-closure activities so that our employees, the local environment and our stakeholder communities are protected and wherever possible, the post-closure land use contributes to the sustainability of the local economy. In order to meet our objectives, we have:

•

educated our leaders and managers so that they are committed to creating a culture that makes social and environmental matters an integral part of the short- and long-term operations and performance management systems;

•	worked with our employees so that they understand and accept environmental and social policies and procedures as a fundamental part of the mining business;

•	signed and implemented the International Cyanide Management Code and attained full compliance for our Wassa operation and substantive compliance at the Bogoso operation;

•	signed and publicly stated our support for the UN Global Compact and completed our communications on progress;

•

established, and continue to improve operating standards and procedures that aim to meet or exceed requirements in relevant laws and regulations, the commitments made in our environmental impact statements, environmental and socioeconomic management plans, rehabilitation and closure plans and any international protocols to which we are a signatory;

•	incorporated environmental and human rights performance requirements into all relevant contracts;

•	provided training to employees and contractors in environmental matters;

•	regularly prepared, reviewed, updated and implemented site-specific environmental management and rehabilitation, and closure plans;

•	worked to progressively rehabilitate disturbed areas in conformance with the site-specific environmental management and rehabilitation and closure plans;

•	consulted local communities and regulators to provide us with input to our environmental management policies and procedures;

•	regularly reviewed our environmental performance; and

•	publicly reported our social, health, safety, and environmental performance.

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

Our mining, processing, development and mineral exploration activities are subject to various laws governing prospecting, development, production, taxes, labor standards, occupational health and safety, land and other compensation claims of local people and other matters. New rules and regulations may be enacted or existing rules and regulations may be modified and applied in a manner that could have an adverse effect on our financial position and results of operations. New rules and regulations may be enacted or existing rules and regulations may be modified and applied in a manner that could have an adverse effect on our financial position and results of operations.

RELATED PARTY TRANSACTIONS

We obtained legal services from a legal firm to which our Chairman is of counsel. The total value of all services purchased from this law firm during the first six months of 2010 was $0.7 million. Our Chairman did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.

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

OUTSTANDING SHARE DATA

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to August 6, 2010. As of August 6, 2010 we had outstanding 258,146,960 common shares, options to acquire 7,013,498 common shares, and convertible notes which are currently convertible into 25,000,000 common shares.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our debt, changes in foreign currency exchange rates and commodity price fluctuations.

Interest Rate Risk

Interest rate risk is currently limited to our $30 million revolving credit facility which bears a variable interest at the higher of LIBOR or the applicable lenders’ cost of funds rate (which is capped at 1.25% per annum above LIBOR), plus a margin of 5% per annum. Given the amounts we expect to have outstanding on this facility, changes in interest rates would not cause a material change in our results of operations. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

While our major operating units transact most of their business in US dollars, certain purchases of labor, operating supplies and capital assets are denominated in Ghana cedis, Euros, British pounds, Australian dollars and South African rand. To facilitate payments in such currencies we maintain foreign currencies bank accounts in Canadian dollars and in Ghanaian cedis. The amounts maintained in these accounts are such that the impact of exchange rate fluctuations on these accounts are not expected to have a material impact on our results of operation. During the first six months of 2010, we held no foreign currency purchase agreements and do not anticipate using foreign currency purchase agreements on a regular basis.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect the results of operations and cash flows. In the past we have utilized various types of derivative instruments designed to lock-in or to ensure minimum prices for portions of our expected gold sales. We had no derivative contracts outstanding as of June 30, 2010.

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

This Form 10-Q was prepared with the assistance of, and was approved by, our Disclosure Committee. Our Disclosure Committee includes a broad cross-section of Company employees who are closely associated with and knowledgeable about the Company’s operations and its engineering, exploration, legal, environmental, socio-economic and financial activities. This Form 10-Q was also reviewed by our Audit Committee which meets with senior management each quarter to review these documents. Subsequent to its review, the Audit Committee forwards the 10-Q to the Board of Directors for their review and final approval for filing with securities regulators and distribution to shareholders.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are engaged in routine litigation incidental to our business, none of which is deemed to be material. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority.

ITEM 1A.	RISK FACTORS

The risk factors for the quarter ended June 30, 2010 are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

GOLDEN STAR RESOURCES LTD. Registrant

By:	/S/ THOMAS G. MAIR
Thomas G. Mair
President and Chief Executive Officer

Date: August 9, 2010

By:	/S/ JOHN A. LABATE
John A. Labate
Senior Vice President and Chief Financial Officer

Date: August 9, 2010