Form 10-Q
period 2010-09-30
GOLDEN STAR RESOURCES LTD
filed 2010-11-09
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of Common Shares outstanding as at November 5, 2010: 258,511,236

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

These statements include comments regarding: anticipated attainment of gold production rates; production and cash operating cost estimates for 2010; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and recovery rates; plans with respect to the tailings recovery system at Bogoso; ore delivery and grades; ore processing; permitting; geological, environmental, community and engineering studies; receipt of environmental management plan approvals by the EPA; review and approval of environmental permit applications and environmental impact statements by the EPA; exploration efforts and activities; our anticipated investing and exploration spending during 2010; identification of acquisition and growth opportunities; anticipated power costs in 2010, retention of earnings from our operations; expected operational cash flow during the remainder of 2010; our objectives for 2010; our plans with respect to financial reporting changes; expected debt payments during 2010; usage of the funds borrowed under our credit facility; and sources of and adequacy of liquidity to meet capital and other needs in 2010 and beyond.

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

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of US dollars except shares issued and outstanding)

(unaudited)

	As of September 30 2010	As of December 31 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 4)	$184,005	$154,088
Accounts receivable (Note 4)	17,915	7,021
Inventories (Note 6)	58,039	52,198
Deposits (Note 7)	6,642	4,774
Prepaids and other (Note 13)	1,828	1,415

Total current assets	268,429	219,496
RESTRICTED CASH (Notes 4 and 17)	1,205	3,804
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 10)	13,808	12,949
PROPERTY, PLANT AND EQUIPMENT (Note 11)	233,442	231,855
INTANGIBLE ASSETS (Note 9)	7,900	9,480
MINING PROPERTIES (Note 12)	277,756	276,114
OTHER ASSETS (Notes 4 and 8)	960	181

Total assets	$803,500	$753,879

LIABILITIES
CURRENT LIABILITIES
Accounts payable (Note 4)	$23,850	$28,234
Accrued liabilities (Note 4)	44,774	34,178
Asset retirement obligations (Note 14)	17,140	1,938
Current tax liability (Note 16)	799	616
Current debt (Notes 4, 5 and 15)	10,672	9,970

Total current liabilities	97,235	74,936
LONG TERM DEBT (Notes 4, 5, and 15)	124,901	114,595
ASSET RETIREMENT OBLIGATIONS (Note 14)	27,449	30,031
FUTURE TAX LIABILITY (Note 16)	17,885	13,997

Total liabilities	$267,470	$233,559

MINORITY INTEREST	795	—
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 258,494,987 at September 30, 2010; 257,362,561 at December 31, 2009 (Note 19)	693,433	690,423
CONTRIBUTED SURPLUS	17,324	15,759
EQUITY COMPONENT OF CONVERTIBLE DEBENTURES	34,542	34,542
ACCUMULATED OTHER COMPREHENSIVE INCOME	675	24
DEFICIT	(210,739)	(220,428)

Total shareholders’ equity	535,235	520,320

Total liabilities and shareholders’ equity	$803,500	$753,879

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Stated in thousands of US dollars except shares and per share data)

(unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
REVENUE
Gold revenues	$103,651	$103,804	$327,222	$283,317
Cost of sales (Note 20)	93,944	96,241	279,584	268,518

Mine operating margin	9,707	7,563	47,638	14,799
OTHER EXPENSES, (GAINS) AND LOSSES
Exploration expense	637	223	1,315	570
General and administrative expense	3,859	3,290	12,973	10,449
Abandonment and impairment	—	2,787	—	3,077
Derivative mark-to-market (gain)/loss (Note 13)	(311)	1,003	436	1,087
Property holding costs	1,557	768	3,855	2,770
Foreign exchange (gain)/loss	313	540	884	(3,673)
Interest expense	4,341	3,942	12,637	11,476
Interest and other income	(48)	(69)	(343)	(152)
Loss on sale of assets	3	1	350	305

Income/(loss) before minority interest	(644)	(4,922)	15,531	(11,110)
Minority interest	(457)	—	(795)	—

Net income/(loss) before income tax	(1,101)	(4,922)	14,736	(11,110)
Income tax (expense)/benefit (Note 16)	(737)	2,580	(5,047)	8,002

Net income/(loss)	$(1,838)	$(2,342)	$9,689	$(3,108)

OTHER COMPREHENSIVE INCOME/(LOSS)
Unrealized gains on investments	311	74	651	115

Comprehensive income/(loss)	$(1,527)	$(2,268)	$10,340	$(2,993)

Deficit, beginning of period	(208,901)	(237,713)	(220,428)	(236,947)

Deficit, end of period	(210,739)	(240,055)	(210,739)	(240,055)

Net income/(loss) per common share—basic (Note 22)	$(0.007)	$(0.010)	$0.038	$(0.013)
Net income/(loss) per common share—diluted (Note 22)	$(0.007)	$(0.010)	$0.037	$(0.013)
Weighted average shares outstanding (millions)	258.2	236.5	257.8	236.2
Weighted average shares outstanding-diluted (millions)	258.2	236.5	259.6	236.2

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of US dollars)

(unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
OPERATING ACTIVITIES:
Net income/(loss)	$(1,838)	$(2,342)	$9,689	$(3,108)
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	23,011	29,344	76,763	82,036
Amortization of loan acquisition cost	1,254	478	1,386	805
Abandonment and impairment	—	2,787	—	3,077
Loss on sale of assets	3	2	350	305
Non cash employee compensation	449	424	2,368	1,489
Future income tax expense/(benefit)	683	(3,196)	3,889	(8,618)
Reclamation expenditures	(1,934)	(481)	(5,533)	(1,212)
Fair value of derivatives mark to market (gain)/loss	(311)	647	(630)	(1,542)
Accretion of convertible debt	1,784	1,669	5,265	4,926
Accretion of asset retirement obligations	601	539	1,801	1,616
Minority interests	457	—	795	—

	24,159	29,870	96,143	79,774
Changes in non-cash working capital:
Accounts receivable	9,186	(877)	(3,240)	(1,236)
Inventories	(2,661)	(3,409)	(6,925)	(2,568)
Deposits	(1,495)	(222)	(1,775)	(1,323)
Accounts payable and accrued liabilities	5,797	(496)	10,400	(9,053)
Other	443	1,433	258	1,079

Net cash provided by operating activities	35,429	26,299	94,861	66,673
INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(988)	(928)	(2,859)	(1,598)
Expenditures on mining properties	(20,070)	(3,637)	(37,948)	(23,532)
Expenditures on property, plant and equipment	(9,966)	(4,614)	(27,255)	(9,466)
Refunded cash securing letters of credit	5	—	2,598	445
Change in accounts payable and deposits on mine equipment and material	(3,345)	—	(2,593)	(3,135)
Other	—	827	1,467	474

Net cash used in investing activities	(34,364)	(8,352)	(66,590)	(36,812)
FINANCING ACTIVITIES:
Principal payments on debt	(8,814)	(2,870)	(25,224)	(10,062)
Proceeds from debt agreements and equipment financing	11,168	—	25,674	5,478
Other	(646)	(616)	1,196	(1,201)

Net cash provided by/(used in) financing activities	1,708	(3,486)	1,646	(5,785)

Increase in cash and cash equivalents	2,773	14,461	29,917	24,076
Cash and cash equivalents, beginning of period	181,232	43,173	154,088	33,558

Cash and cash equivalents end of period	$184,005	$57,634	$184,005	$57,634

(See Note 26 for supplemental cash flow information)

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

1. NATURE OF OPERATIONS

Through our subsidiary Golden Star (Bogoso/Prestea) Ltd (“GSBPL”) we own and operate the Bogoso/Prestea gold mining and processing operation (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. Through our subsidiary Golden Star (Wassa) Ltd (“GSWL”) we also own and operate the Wassa gold mine (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. Wassa mines ore from pits near the Wassa plant and also processes ore mined at our Hwini-Butre and Benso (“HBB”) mines located south of Wassa. We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and in South America we hold and manage exploration properties in Brazil.

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

The results reported in these interim statements are not necessarily indicative of the results that may be reported for the full year. These interim statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the US Securities and Exchange Commission and on SEDAR in Canada.

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

US GAAP

Golden Star has, since its inception, reported to security regulators in both Canada and the US using Canadian GAAP financial statements with a footnote reconciliation to US GAAP. However, a change in SEC position in late 2009 will require that after 2010, Canadian companies such as Golden Star, which do not qualify as private foreign issuers, must file their financial statements in the US using US GAAP. We plan to continue using Canadian GAAP for US and Canadian filings in 2010 and plan to adopt US GAAP on January 1, 2011, for US and Canadian filings in all subsequent periods.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

4. FINANCIAL INSTRUMENTS

Financial Assets

The carrying amounts and fair values of our financial assets are as follows:

Assets	Category	As of September 30, 2010		As of December 31, 2009
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value

Cash and cash equivalents 1	Loans and receivables	$184,005	$184,005	$154,088	$154,088
Deposits	Loans and receivables	6,642	6,642	4,774	4,774
Restricted cash 1	Loans and receivables	1,205	1,205	3,804	3,804
Accounts receivable 1	Loans and receivables	17,915	17,915	7,021	7,021
Derivative Instrument—Riverstone Warrants 1	Held-for-trading	789	789	158	158
Available for sale investments 1,4	Available-for-sale	960	960	181	181

Total financial assets		$211,516	$211,516	$170,026	$170,026

Financial Liabilities

The carrying amounts and fair values of financial liabilities are as follows:

Liabilities	Category	As of September 30, 2010		As of December 31, 2009
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value

Accounts payable and accrued liabilities 1	Other financial liabilities	$68,624	$68,624	$62,412	$62,412
Convertible senior unsecured debentures 2, 3	Other financial liabilities	114,428	106,783	104,617	101,024
Revolving credit facility 2	Other financial liabilities	10,000	7,426	5,053	2,543
Equipment financing loans 2	Other financial liabilities	17,208	17,865	21,028	20,998

Total financial liabilities		$210,260	$200,698	$193,110	$186,977

[1]	Carrying amount is a reasonable approximation of fair value.
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

During 2009, CICA Handbook Section 3862, Financial Instruments – Disclosures (“Section 3862”), was amended to require disclosures about the inputs to fair value measurements, including their classification within a hierarchy that prioritizes the inputs to fair value measurement. The three levels of the fair value hierarchy are:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2—Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

•	Level 3—Inputs that are not based on observable market data.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

The following tables illustrate the classification of the Company’s financial instruments within the fair value hierarchy as at September 30, 2010 and December 31, 2009 :

	Financial assets at fair value as at September 30, 2010
	Level 1	Level 2	Level 3	Total
Available for sale investments	$960	$—	$—	$960
Warrants	—	789	—	789

	$960	$789	$—	$1,749

	Financial assets at fair value as at December 31, 2009
	Level 1	Level 2	Level 3	Total
Available for sale investments	$181	$—	$—	$181
Warrants	—	158	—	158

	$181	$158	$—	$339

No financial liabilities are measured at fair value on the Canadian GAAP balance sheet as at September 30, 2010 or December 31, 2009.

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

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

Scheduled payments on outstanding debt as of September 30, 2010:

Liabilities	3 Months 2010	2011	2012	2013	2014	Maturity
Equipment financing loans
principal	$2,038	$7,224	$4,914	$2,991	$697	2010 to 2014
interest	396	989	468	164	17
Capital leases
principal	674	2,601	224	—	—	Feb 28, 2012
interest	76	151	2	—	—
Revolving credit facility
principal	—	—	10,000	—	—	Sep 30, 2012
interest	160	542	407	—	—
Convertible debentures
principal	—	—	125,000	—	—	Nov 30, 2012
interest	2,500	5,000	5,000	—	—

Total	$5,844	$16,507	$146,015	$3,155	$714

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Our credit risk is primarily associated with liquid financial assets and derivatives. We limit exposure to credit risk on liquid financial assets by holding our cash, cash equivalents, restricted cash and deposits at highly-rated financial institutions. During the third quarter of 2010, all of our excess cash was invested in funds that hold only US treasury bills. We mitigate the credit risks of our derivatives by entering into derivative contracts with only high quality counterparties. Risks associated with gold trade receivables is considered minimal as we sell gold to a credit-worthy buyer who settles promptly, within a week of receipt of gold bullion.

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

While most of our currency is held in US dollar accounts, we maintain various operating cash accounts in non–US dollar currencies and appreciation of these non–US dollar currencies results in a foreign currency gain on such accounts and a decrease in non–US dollar currencies results in a loss. In the past we have entered into forward purchase contracts for South African Rand, Euros and other currencies to hedge expected purchase costs of capital assets. As of September 30, 2010, and December 31, 2009, we had no currency related derivatives and $4.6 million and $4.3 million respectively, of cash in foreign currencies bank accounts.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Our convertible senior unsecured debentures and the outstanding loans under the equipment financing facility are not subject to interest rate risk since they bear interest at a fixed rate and are not subject to fluctuations in interest rate. Our revolving credit facility has a variable interest rate of the higher of the applicable lender’s cost of funds (capped at 1.25% per annum above LIBOR) and LIBOR plus a margin of 5%. As of September 30, 2010 we had $10 million outstanding on this facility. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. To reduce gold price volatility we have at various times entered into gold price derivatives. At September 30, 2010, and December 31, 2009, we did not hold any gold price derivatives and thus, there were no financial instruments subject to gold price risk as of the period end. Information about derivative activity within the periods can be found in note 13.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

6. INVENTORIES

	As of September 30 2010	As of December 31 2009
Stockpiled ore	$3,624	$4,335
In–process	10,158	8,501
Materials and supplies	44,257	39,362
Finished goods	—	—

Total	$58,039	$52,198

There were approximately 22,000 and 26,000 recoverable ounces of gold in the ore stockpile inventories shown above at September 30, 2010, and December 31, 2009, respectively. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months.

7. DEPOSITS

Represents cash advances and payments for equipment and materials purchased by our mines which are not yet delivered on-site.

8. AVAILABLE FOR SALE INVESTMENTS

	As of September 30, 2010		As of December 31, 2009
	Riverstone		Riverstone
	Fair Value	Shares	Fair Value	Shares
Balance beginning of period	$181	700,000	$29	300,000
Acquisitions	128	600,000	40	400,000
OCI—unrealized gain / (loss)	651	—	112	—

Balance end of period	$960	1,300,000	$181	700,000

9. INTANGIBLE ASSETS

In 2008 we, along with three other gold mining companies operating in Ghana, constructed a nominal 80 megawatt power plant in Ghana and in 2009 deeded ownership of the plant to the Ghana national power authority. Our intangible asset represents our right to receive from the Ghana national power grid, an amount of electric power equal to one fourth of this plant’s power output over and above any rationing limit that might be imposed in the future by the Ghana national power authority. The intangible asset was initially recorded at $12.4 million and is being amortized over five years from the transfer date commencing at the end of the second quarter of 2009.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

10. DEFERRED EXPLORATION AND DEVELOPMENT COSTS

Consolidated capitalized expenditures on our exploration projects for the nine months ended September 30, 2010 were as follows:

	Deferred Exploration & Development Costs as of December 31, 2009	Capitalized Exploration Expenditures	Sales	Deferred Exploration & Development Costs as of September 30, 2010
AFRICAN PROJECTS
Ghana	$5,935	$1,567	$—	$7,502
Sonfon—Sierra Leone	2,845	1,292	—	4,137
Other Africa	1,018	—	—	1,018
SOUTH AMERICAN PROJECTS
Saramacca—Suriname 1.	1,151	—	—	1,151
Paul Isnard—French Guiana 2.	2,000	—	(2,000)	—

Total	$12,949	$2,859	$(2,000)	$13,808

[1]

In November 2009 we entered into an agreement to sell our interest in the Saramacca joint venture to Newmont for approximately $8.0 million. Proceeds of the sale have been put in escrow pending the receipt of required governmental approvals and certain additional customary conditions.

[2]	During the first quarter of 2010 all of our rights, title and interest in the Bon Espoir, Iracoubo Sud and Paul Isnard properties in French Guiana were sold for approximately $2.1 million.

11. PROPERTY, PLANT AND EQUIPMENT

	As of September 30, 2010			As of December 31, 2009
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment, Net Book Value
Bogoso/Prestea	$86,571	$(41,634)	$44,937	$64,527	$(36,434)	$28,093
Bogoso sulfide plant	192,326	(48,835)	143,491	189,426	(35,797)	153,629
Wassa/HBB	87,309	(42,804)	44,505	83,468	(33,792)	49,676
Corporate & other	1,258	(749)	509	1,118	(661)	457

Total	$367,464	$(134,022)	$233,442	$338,539	$(106,684)	$231,855

12. MINING PROPERTIES

	As of September 30, 2010			As of December 31, 2009
	Mining Properties At Cost	Accumulated Amortization	Mining Properties, Net Book Value	Mining Properties At Cost	Accumulated Amortization	Mining Properties, Net Book Value
Bogoso/Prestea	$88,547	$(37,333)	$51,214	$61,421	$(35,894)	$25,527
Bogoso Sulfide	57,870	(22,091)	35,779	57,314	(14,959)	42,355
Mampon	15,995	—	15,995	15,914	—	15,914
Wassa / HBB	298,845	(141,099)	157,746	281,662	(103,811)	177,851
Other	20,399	(3,377)	17,022	17,844	(3,377)	14,467

Total	$481,656	$(203,900)	$277,756	$434,155	$(158,041)	$276,114

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

13. DERIVATIVES

The derivative mark-to-market (gains)/losses recorded in the Consolidated Statements of Operations are comprised of the following amounts:

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
Riverstone Resources, Inc.—warrants	$(311)	$(71)	$(630)	$(95)
Gold forward price contracts	—	1,074	1,066	1,182

Derivative (gain)/loss	$(311)	$1,003	$436	$1,087

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
Realized (gain)/loss	$—	$450	$1,066	$2,825
Unrealized (gain)/loss	(311)	553	(630)	(1,738)

Derivative (gain)/loss	$(311)	$1,003	$436	$1,087

Riverstone Resources Inc.—Warrants

In the first quarter of 2008, we received 2 million warrants from Riverstone Resources Inc. (“Riverstone”) as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso. These warrants are exercisable through January 2012 at prices between Cdn $0.40 and Cdn $0.45, depending on the timing of exercise.

Gold Price Derivatives

We held no gold price hedging instruments during the first and third quarters of 2010. During the second quarter of 2010 we entered into contracts for 32,000 ounces at an average settlement price of $1,201.30 per ounce. All of these contracts expired prior to the end of the second quarter resulting in a $1.1 million realized loss. In 2009 we entered into a series of short-term (less than 90 days) gold pricing hedging contracts and recognized a $1.0 million loss for the first nine months of 2009.

14. ASSET RETIREMENT OBLIGATIONS

At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings ponds, waste dumps and ongoing post-closure environmental monitoring costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At September 30, 2010, the total, undiscounted amount of the estimated future cash needs was estimated to be $80.7 million.

Per agreement with the Ghana Environmental Protection Agency we agreed to back-fill a pit mined prior to 2006 located near the town of Prestea, Ghana. Back-filling began in late 2009, and during the first nine months of 2010 we have spent $2.3 million on this back-fill project.

The $16.4 million increase in the ARO liability at September 30, 2010, reflects increases in back-fill contractor rates per cubic meter moved, additional disturbances during the year, and revised mining plans that have increased the need for future reclamation.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

The changes in the carrying amount of the ARO during the first nine months of 2010 and 2009 are as follows:

	For the nine months ended September 30
	2010	2009
Beginning balance	$31,969	$31,655
Accretion expense	1,801	1,616
Additions and change in estimates	16,351	450
Cost of reclamation work performed	(5,532)	(1,212)

Balance at September 30, 2010	$44,589	$32,509

Current portion	$17,140	$1,858
Long term portion	$27,449	$30,651

15. DEBT

	As of September 30, 2010	As of December 31, 2009
Current debt:
Equipment financing credit facility	$7,817	$9,691
Capital Lease	2,855	279

Total current debt	$10,672	$9,970

Long term debt:
Revolving credit facility	$7,426	$2,543
Equipment financing credit facility	10,048	10,979
Capital Lease	644	49
Convertible debentures	106,783	101,024

Total long term debt	$124,901	$114,595

Equipment Financing Credit Facility

GSBPL and GSWL maintain a $35 million equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate (“LIBOR”) plus 2.38%. At September 30, 2010, approximately $17.1 million was available to draw down. The average interest rate on the outstanding loans was approximately 7.39% at September 30, 2010. Each outstanding equipment loan is secured by the title of the specific equipment purchased with the loan until the loan has been repaid in full.

Capital Lease

In February 2010, GSBPL accepted delivery of a nominal 20 megawatt power plant upon successful commissioning of the power plant by its owner/operator. Upon acceptance, a $4.9 million liability was recognized which is equal to the present value of future lease payments. The life of the lease is two years from the plant’s February 2010 in-service date. We are required to pay the owner/operator a minimum of $0.3 million per month on the lease, of which $0.23 million will be allocated to principal and interest on the recognized liability and the remainder of the monthly payments will be charged as operating costs.

Convertible Debentures

Interest on the $125 million aggregate principal amount of 4.0% Convertible Senior Unsecured Debentures due November 30, 2012, (the “Debentures”) is payable semi-annually in arrears on May 31 and November 30 of each year. The Debentures are, subject to certain limitations, convertible into common shares at a conversion rate of 200 shares per $1,000 principal amount of Debentures (equal to a conversion price of $5.00 per share) subject to adjustment under certain circumstances. The Debentures are not redeemable at our option.

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

The Debentures were accounted for in accordance with EIC 164, “Convertible and other Debt Instruments with Embedded Derivatives”. Under this statement, the issuance date fair value of the Conversion feature is recorded as equity. The issuance date fair value of the Company’s obligation to make principal and interest payments was estimated at $89.1 million and was recorded as convertible senior unsecured debentures. The issuance date fair value of the holder’s conversion option was estimated at $35.9 million and was recorded as the “equity component of convertible debentures”. Fees totaling $4.7 million relating to the issuance of these debentures were allocated pro-rata between deferred financing fees of $3.4 million and equity of $1.3 million. Periodic accretion of the liability portion of the loan has brought the September 30, 2010 balance to $106 million, before loan fees.

Revolving Credit Facility

In August 2010, we amended and restated our revolving credit facility agreement (the “Facility Agreement”) to bring the total borrowing capacity under the facility from $30 million up to to $45 million, and to reflect changes to the syndicate. All other material terms of the facility remain unchanged. The Facility Agreement is between Standard Chartered Bank, Golden Star Resources and our subsidiaries which own the Bogoso/Prestea, Wassa and HBB properties.

The term of the Facility Agreement extends through September 30, 2012. The amount available under the Facility will be reduced by $3.0 million on December 31, 2010, and by an additional $6.0 million on December 31, 2011. The Facility bears interest at the higher of LIBOR or the applicable lenders’ cost of funds rate (which is capped at 1.25% per annum above LIBOR), plus a margin of 5% per annum. As of September 30, 2010, we had an outstanding balance of $10 million at an interest rate of 5.35%. Covenants require that we meet certain financial ratios at the end of each quarter, including that in excess of 90% of our assets are retained within a group of subsidiaries whose common shares are pledged as collateral for amounts drawn under the revolver facility. We were in compliance with all covenants at September 30, 2010.

16. INCOME TAXES

The provision for income taxes includes the following components:

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
Current benefit / (expense)
Canada	$—	$—	$—	$—
Foreign	(54)	(616)	(1,158)	(616)
Future benefit / (expense)
Canada	—	—	—	—
Foreign	(683)	3,196	(3,889)	8,618

Total benefit / (expense)	$(737)	$2,580	$(5,047)	$8,002

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

In 2008, Bogoso/Prestea resubmitted an updated draft Environmental Management Plan (“EMP”) to the EPA that included an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the reclamation and closure cost estimate and the final EMP was submitted to the EPA in February, 2009. Bogoso/Prestea has completed all the legal requirements and is waiting for the environmental certificate. In 2009, Wassa submitted an updated draft EMP that covered Wassa operations, including the Benso and Hwini-Butre mines, to the EPA that included an updated estimate of the reclamation and closure costs. The EPA has yet to comment on the Wassa EMP.

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

•

Government of Ghana: During the first quarter of 2010, the Government of Ghana announced that it was amending its Mining Act, 2006 to change the method of calculating mineral royalties payable to the Government effective in March 2010. The prior rules established a royalty rate of no less than 3% and no more than 6% of a mine’s total revenues, the exact amount being determined by each mine’s margin as defined in the law. Under the new law, the royalty has been set at a flat rate of 5% of mineral revenues. We were notified in October 2010 that the effective date has been extended to the end of March 2011.

Our subsidiaries GSBPL and GSWL operate under tax stabilization agreements which govern, among other things, royalty rates and various tax rules. Accordingly, the applicability to GSBPL and GSWL of this new royalty legislation has not yet been determined.

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

•

Obuom: In October 2007, we entered into an agreement with AMI Resources Inc. (“AMI”), which gives AMI the right to earn our 54% ownership position in the Obuom property in Ghana. Should AMI eventually obtain full rights to our position on the property and develop a gold mining operation at Obuom, we would receive from AMI a 2% net smelter return royalty on 54% of the property’s gold production.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

Goulagou and Rounga

In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over a four-year period, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. We are entitled to receive up to 2 million shares of Riverstone over the term of the option, of which 1.3 million shares have been received as of September 30, 2010 (Note 8). In addition we received 2 million common share purchase warrants of Riverstone during 2008. The Riverstone purchase warrants have remaining exercise prices that range from Cdn$0.40 to Cdn$0.45.

Litigation

Ghana Crop Damage Action—On October 22, 2008, a Ghanaian court awarded plaintiffs a settlement of approximately $1.9 million in damages against GSBPL in a legal action filed against GSBPL in 2000 related to a 1991 crop damage claim. The plaintiffs claimed that emissions from a now defunct processing plant at Bogoso, which was operated from 1991 to 1994, injured the plaintiffs cocoa trees and reduced their cocoa output. We appealed the judgment to the Ghana Supreme Court in 2009 which rendered its decision in August 2010 awarding 743,000 Ghanaian cedis (approximately $0.5 million) to the plaintiff of which $0.2 million had been deposited with the court in 2004 as a partial settlement, leaving an outstanding amount due of approximately $0.3 million, which was paid in September 2010, bringing this legal action to a close.

Bogoso Power Plant

During the first quarter of 2010, construction was completed on a nominal 20 megawatt stand-by power plant at Bogoso. We have accounted for the new power facility as a 24 month capital lease (Note 15) beginning in February 2010. We also provided a letter of credit in favor of the power plant provider during the construction period, and this letter expired during the second quarter of 2010. At expiry of the letter of credit, we procured a new letter of credit in favor of the Genser plant owner/operator which will expire at the end of January 2012. At that time, the lease agreement transfers ownership of the Genser power plant to us for no additional payment.

18. CAPITAL DISCLOSURES

Our objectives when managing capital are to safeguard access to sufficient funding as needed to continue our acquisition and development of mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable level of risk.

In the management of capital, we include the components of shareholders’ equity and debt. We manage the capital structure and make adjustments in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust the capital structure, we may issue new shares, issue new debt, acquire or dispose of assets or adjust the amount of investments. Other than the revolver facility established in 2009, we have no restrictions or covenants on our capital structure as of the end of September 2010. Revolver covenants require that we meet certain financial ratios at the end of each quarter, including that in excess of 95% of our assets are retained within a group of specified subsidiaries whose common shares are pledged as collateral for amounts drawn under the revolver facility. We were in compliance with all covenants at September 30, 2010.

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

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

19. SHARE CAPITAL

Changes in share capital during the nine months ended September 30, 2010 are as follows:

	Shares	Amount
Balance beginning of period	257,362,561	$690,423
Common shares issued:
Equity offering (net)	—	(107)
Option exercises	1,132,426	3,117

Balance end of period	258,494,987	$693,433

20. COST OF SALES

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
Mining operations costs	$72,510	$65,061	$203,138	$182,800
Change in inventories (costs from / (to) metals inventory)	(2,145)	1,309	(2,031)	1,734
Mining related depreciation and amortization	22,978	29,332	76,675	82,368
Accretion of asset retirement obligations	601	539	1,802	1,616

Total cost of sales	$93,944	$96,241	$279,584	$268,518

21. STOCK BASED COMPENSATION

Stock Options

We have one stock option plan, the Third Amended and Restated 1997 Stock Option Plan (the “Plan”) approved by shareholders in May 2010, under which options are granted from time to time at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 25,000,000 shares, of which 11,211,946 are available for grant as of September 30, 2010, and the exercise price of each option is not less than the closing price of our shares on the Toronto Stock Exchange on the day prior to the date of grant. Options typically vest over periods ranging from immediately to three years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

Non-cash employee compensation expense recognized in general and administrative expense in the statements of operations with respect to the Plan are as follows:

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
Total stock compensation expense during the period	$449	$424	$2,368	$1,489

We granted 1,308,500 options during the first nine months of 2010. We do not receive a tax deduction for the issuance of these options. As a result we do not recognize any income tax benefit related to the stock compensation expense.

The fair value of our options grants are estimated at the grant dates using the Black-Scholes option-pricing model. Fair values of options granted in the first nine months of 2010 were based on the assumptions noted in the following table:

	For the nine months ended September 30
	2010	2009
Expected volatility	67.95 to 77.37%	68.39 to 73.28%
Risk–free interest rate	2.34 to 2.58%	1.88 to 2.94%
Expected lives	6.0 to 8.6 years	4.25 to 6.5 years
Dividend yield	0%	0%

Expected volatilities are based on the mean reversion tendency of the volatility of Golden Star’s shares. Golden Star uses historical data to estimate share option exercise and employee departure behavior used in the Black–Scholes model; groups of employees that have dissimilar historical behavior are considered separately for valuation purposes. The expected term of the options granted represents the period of time that the options granted are expected to be outstanding; the range given above results from certain groups of employees exhibiting different post–vesting behaviors. The risk–free rate for periods within the contractual term of the option is based on the Canadian Chartered Bank administered interest rates in effect at the time of the grant. A summary of our option Plan includes the following activity during the nine months ended September 30, 2010:

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value (Cdn $000)
Outstanding as of December 31, 2009	7,283	3.19	7.0	4,221
Granted	1,308	3.50	9.4	—
Exercised	(1,132)	2.10	6.0	—
Forfeited, cancelled and expired	(944)	4.15	—	—

Outstanding as of September 30, 2010	6,515	3.30	7.2	7,657

Exercisable as of September 30, 2010	4,485	3.48	6.5	—

Stock Bonus Plan

In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock, of which 545,845 common shares had been issued as of September 30, 2010. During the nine months ended September 30, 2010 and 2009 we issued nil common shares under the Bonus Plan.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

22. EARNINGS PER COMMON SHARE

The following table provides reconciliation between basic and diluted earnings per common share:

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
Net income/(loss)	$(1,838)	$(2,342)	$9,689	$(3,108)
Weighted average number of common shares (millions)	258.2	236.5	257.8	236.2
Options	—	—	1.8	—
Convertible debentures	—	—	—	—

Weighted average number of diluted shares	258.2	236.5	259.6	236.2

Basic income/(loss) per share	$(0.007)	$(0.010)	$0.038	$(0.013)
Diluted income/(loss) per share	$(0.007)	$(0.010)	$0.037	$(0.013)

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

23. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREA

	Africa
As of and for the three months ended September 30	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2010
Revenues	$54,004	$49,648	$—	$—	$—	$103,651
Net income/(loss)	2,884	2,158	(453)	(75)	(6,352)	(1,838)
Income tax (expense)/benefit	—	(737)	—	—	—	(737)
Capital expenditure	15,031	15,248	744	—	1	31,024
Total assets	373,916	256,649	7,166	900	164,869	803,500
2009
Revenues	$51,180	$52,624	$—	$—	$—	$103,804
Net income/(loss)	(2,674)	10,726	(84)	(2,850)	(7,460)	(2,342)
Income tax (expense)/benefit	—	2,580	—	—	—	2,580
Capital expenditure	3,810	4,424	483	445	17	9,179
Total assets	348,801	269,821	8,149	9,406	35,069	671,246

	Africa
As of and for the nine months ended September 30	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2010
Revenues	$168,212	$159,010	$—	$—	$—	$327,222
Net income/(loss)	21,129	14,553	(1,153)	(1,941)	(22,900)	9,689
Income tax (expense)/benefit	—	(5,047)	—	—	—	(5,047)
Capital expenditure	35,024	30,039	2,904	—	95	68,062
Total assets	373,916	256,649	7,166	900	164,869	803,500
2009
Revenues	$130,243	$153,074	$—	$—	$—	$283,317
Net income/(loss)	(7,559)	29,489	(486)	(3,460)	(21,092)	(3,108)
Income tax (expense)/benefit	—	8,002	—	—	—	8,002
Capital expenditure	6,692	26,201	971	627	105	34,596
Total assets	348,801	269,821	8,149	9,406	35,069	671,246

24. RELATED PARTIES

During the first nine months of 2010, we obtained legal services from a firm where our Chairman is of counsel. The cost of services incurred from this firm during the first nine months of 2010 and 2009 was $0.8 million and $0.4 million, respectively. Our Chairman did not personally perform any legal services to the Company during the nine month period ended September 30, 2010, nor in any prior period, nor did he benefit directly or indirectly from payments for the services performed by the firm.

25. SUPPLEMENTAL CASH FLOW INFORMATION

In the first nine months of 2010, $1.0 million of cash was paid for income taxes. Cash paid for income taxes during the first nine months of 2009 was nil. Cash paid for interest totaled $3.8 million in the first nine months of 2010 and, $4.2 million in the first nine months of 2009.

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

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

(a) Consolidated Balance Sheets in U.S. GAAP

	As of September 30 2010	As of December 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$184,005	$154,088
Accounts receivable	17,915	7,021
Inventories (Note d4)	58,967	52,844
Deposits	6,642	4,774
Other current assets	1,828	1,415

Total current assets	269,357	220,142

Restricted cash	1,205	3,804
Available-for-sale and long term investments	960	181
Deferred exploration and development costs (Note d1)	—	—
Property, plant and equipment (Note d2)	232,728	231,141
Intangible assets	7,900	9,480
Mining properties (Notes d2 and d4)	245,003	255,503
Future tax asset (Note d5)	—	—
Other assets (Note d3)	2,574	2,457

Total assets	$759,727	$722,708

LIABILITIES
Current liabilities	$97,235	$74,936
Long term debt (Note d6)	168,874	160,172
Asset retirement obligations	27,449	30,031
Future tax liability (Note d5)	13,265	11,688

Total liabilities	306,823	276,827

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Share capital (Note d7)	693,067	690,056
Contributed surplus (Note d6)	16,332	14,767
Accumulated comprehensive income	1,991	1,340
Deficit	(261,731)	(262,806)

Total Golden Star Resources’ equity	449,659	443,357

Noncontrolling Interest	3,245	2,524
Total Equity	452,904	445,881

Total liabilities and shareholders’ equity	$759,727	$722,708

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

(b) Consolidated Statements of Operations under US GAAP

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
Net income/(loss) under Cdn GAAP	$(1,838)	$(2,342)	$9,689	$(3,108)
Deferred exploration expenditures expensed under US GAAP (Note d1 and d2)	(988)	(928)	(2,859)	(1,598)
Change in gain/(loss) on the sale of assets	—	—	2,000	—
Write-off of deferred exploration properties (Note d1)	—	2,787	—	3,077
Reverse depreciation on assets already written off for US GAAP	407	838	1,373	3,937
Fair value adjustment on debentures (Note d6)	18,969	(22,600)	(4,037)	(37,239)
Debt Accretion Reversal (Note d6)	1,945	1,669	5,758	4,926
Expense betterment stripping costs (Note d4)	(4,415)	—	(13,233)	—
Other	—	(66)	—	(242)

Net income/(loss) under US GAAP before income tax	14,081	(20,642)	(1,309)	(30,247)
Adjustment to income tax (expense)/recovery (Note d4)	780	(116)	2,310	(314)

Net income/(loss) under US GAAP	$14,861	$(20,758)	$1,001	$(30,561)

Additional net income/(loss) attributable to noncontrolling interest	(1,083)	(354)	(74)	602

Net income/(loss) attributable to Golden Star Resources	$15,944	$(20,404)	$1,075	$(31,163)

Basic and diluted net income/(loss) per share under US GAAP	$0.062	$(0.086)	$0.004	$(0.132)

Consolidated statement of comprehensive income/(loss) under US GAAP
Net income/(loss) under US GAAP	$14,861	$(20,758)	$1,001	$(30,561)
Other comprehensive income—on marketable securities	311	74	651	115

Comprehensive income/(loss) under US GAAP	$15,172	$(20,684)	$1,652	$(30,446)

Additional comprehensive income/(loss) attributable to noncontrolling interest	(1,803)	(354)	(74)	602

Comprehensive income/(loss) attributable to Golden Star Resources	$16,255	$(20,330)	$1,726	$(31,048)

(c) Consolidated Statements of Cash Flows under US GAAP

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
Cash provided by/(used in):
Operating activities (Note d8)	$29,624	$25,372	$78,487	$65,075
Investing activities (Note d8)	(28,559)	(7,425)	(50,216)	(35,214)
Financing activities	1,708	(3,486)	1,646	(5,785)

Increase in cash and cash equivalents	2,773	14,461	29,917	24,076
Cash and cash equivalent beginning of period	181,232	43,173	154,088	33,558

Cash and cash equivalents end of period	$184,005	$57,634	$184,005	$57,634

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

(2)	Under US GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are capitalized and subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP which have previously been expensed under US GAAP result in an adjustment when reconciling net income for the year.
(3)	Under US GAAP loan fees are capitalized as an asset and amortized over the life of loan. This amortized amount is netted against the loan liability for Cdn GAAP.
(4)	Under Cdn GAAP, expenditures for betterment stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) that can be shown to be a betterment of the mineral property are capitalized and subsequently amortized on a units-of-production basis over the mineral reserves that directly benefit from the specific waste striping activity. US GAAP has no provision of betterment stripping costs and as such, amounts capitalized for Cdn GAAP are reversed and expensed for US GAAP. This adjustment also increased the operating costs used for the valuation of metals inventory for US GAAP, resulting in a higher value for metals inventory under US GAAP.
(5)	While tax accounting rules are essentially the same under both US and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine development cost are capitalized under Cdn GAAP and expensed under US GAAP, as explained in notes 1 and 2 above. An analysis of these differences indicates that there are larger potential tax benefits under US GAAP than under Cdn GAAP in the GSBPL and GSWL tax jurisdiction.

On January 1, 2007, we adopted the provisions of FIN 48 (as codified in ASC topic 740 “Income Taxes”) (“ASC 740”) for US GAAP purposes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by ASC 740. Based on this review the provisions of ASC 740 had no effect on our financial position, cash flows or results of operations at either December 31, 2009 or September 30, 2010.

We and our subsidiaries are subject to the following material taxing jurisdictions: Ghana, Canada and Burkina Faso. The tax years that remain open to examination by the Ghana Internal Revenue Service are years 2008 through 2009. The tax years that remain open to examination by Revenue Canada are years 2006 through 2009. All tax years remain open to examination in Burkina Faso. Our policy is to recognize interest and penalties related to uncertain tax benefits in general and administrative expense. In the prior year the company has accrued immaterial penalties related to ongoing CRA Audits in Canada.

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

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

(d) Notes:

	Financial assets at fair value as at September 30, 2010
	Level 1	Level 2	Level 3	Total
Available for sale investments	$960	$—	$—	$960
Warrants	—	789	—	789

	$960	$789	$—	$1,749

	Financial liabilities at fair value as at September 30, 2010
	Level 1	Level 2	Level 3	Total
Convertible senior unsecured debentures	$—	$—	$149,713	$149,713

	$—	$—	$149,713	$149,713

	Financial assets at fair value as at December 31, 2009
	Level 1	Level 2	Level 3	Total
Available for sale investments	$181	$—	$—	$181
Warrants	—	158	—	158

	$181	$158	$—	$339

	Financial liabilities at fair value as at December, 31 2009
	Level 1	Level 2	Level 3	Total
Convertible senior unsecured debentures	—	—	144,651	144,651

	$—	$—	$144,651	$144,651

[1]

The convertible senior unsecured debenture is recorded at fair market value for US GAAP purposes only in note 26. These debentures are valued based on discounted cash flows for the debt portion and based on a black scholes model for the equity portion. Inputs used to determine these values were; discount rate 8.91%, risk free interest rate of 1.36%, volatility of 48.7%, and a remaining life of 2.2 years. The September 30, 2010 volatility estimate incorporated other market data in addition to historical volatility, to estimate future volatility.

	Fair value measurements using Level 3 inputs
	Convertible senior unsecured debentures	Total
Balance of December 31, 2009	$144,651	$144,651
Gain (loss) included in net income	(5,062)	(5,062)

Balance at September 30, 2010	$149,713	$149,713

(10) Impact of recently issued Accounting Standards

Recently Adopted Standards

In September 2009, the FASB issued amended standards for determining whether it is appropriate to consolidate a variable interest entity (Consolidations (topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest entities. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards became effective for us in the first quarter of fiscal 2010. The adoption of the new standards did not have an impact on our consolidated financial position, results of operations and cash flows.

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All currency amounts in tables and text are in thousands of US Dollars unless noted otherwise)

In September 2009, the FASB issued accounting guidance regarding the accounting for transfers of financial assets (Transferring and Servicing (Topic 860)—Accounting for Transfers of Financial Assets) that is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. The guidance requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This guidance was adopted in the first quarter of 2010 and did not materially affect our consolidated financial position, cash flows, or results of operations.

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

Recently Issued Standards

In October 2009, FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have VSOE of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after September 15, 2010 and are effective for us beginning with the yearend financials of for 2010, however early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flows.

In April 2010, the FASB issued Accounting Standards Update No. 2101-12 which amends topic 718 “Compensation—Stock Compensation”. The amendment addresses the classification of an employee share-based payments awards with an exercise price denominated in the currency of a market in which the underlying equity security trades, stating that a share-based award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity. This new provision is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. While our stock option plan denominates option strike prices in Canadian dollars, a substantial portion of our common shares trade in Canada and thus it is expected that this new guidance will not affect our consolidated financial position, cash flows, nor results of operations upon adoption in 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 and with the accompanying unaudited consolidated financial statements and related notes for the period ended September 30, 2010. These financial statements have been prepared in accordance with Canadian GAAP (“Cdn GAAP”). For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 26 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations include information available to November 5, 2010.

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

We own controlling interests in several gold properties in southwest Ghana:

•

Through a 90% owned subsidiary, Golden Star (Bogoso/Prestea) Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. GSBPL operates a gold ore processing facility at Bogoso/Prestea with a capacity of up to 3.5 million tonnes of ore per annum, which uses bio-oxidation technology to treat refractory sulfide ore (“sulfide plant”). In addition, GSBPL has a carbon-in-leach (“CIL”) processing facility located next to the sulfide plant, which is suitable for treating oxide gold ores (“oxide plant”) at a rate up to 1.5 million tonnes per annum. Bogoso/Prestea produced and sold 186,054 ounces of gold in 2009 and 170,499 ounces in 2008.

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

We also hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and in South Americas we hold exploration properties in Brazil.

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

“Cost of sales” as found in our statements of operations, includes all mine-site operating costs, including the costs of mining, processing, maintenance, work-in-process inventory changes, mine-site overhead as well as production taxes, royalties, mine site depreciation, depletion, amortization, asset retirement obligation accretion and by-product credits, but does not include cost of waste stripping capitalized under betterment waste stripping rules, exploration costs, property holding costs, corporate office general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, capital gains and losses on foreign currency conversions, interest expense, gains and losses on derivatives, gains and losses on investments and income tax expense/benefit.

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

The following table shows the derivation of these measures:

	For the three months ended September 30, 2010
	Wassa/HBB	Bogoso/Prestea	Combined
Mining operations costs	$31,681	$40,148	$71,829
Royalties	170	511	681
Costs (to)/from metals inventory	(147)	(1,998)	(2,145)
Mining related depreciation and amortization	13,606	9,372	22,978
Accretion of asset retirement obligations	237	364	601

Cost of sales—GAAP	$45,547	$48,397	$93,944
Less operations-related foreign exchange losses	30	108	138
Less mining-related depreciation and amortization	(13,606)	(9,372)	(22,978)
Less accretion of asset retirement obligations	(237)	(364)	(601)

Total cash cost	$31,734	$38,769	$70,503

	—	—	—
Less royalties and production taxes	(170)	(511)	(681)

Cash operating costs	$31,564	$38,258	$69,822

Ounces sold	40,359	44,279	84,638

Derivation of cost per ounce measures:

Total cash cost per ounce	$786	$876	$833

Cash operating cost per ounce	$782	$864	$825

	For the three months ended September 30, 2009
	Wassa/HBB	Bogoso/Prestea	Combined
Mining operations costs	$27,548	$34,362	$61,910
Royalties	1,615	1,536	3,151
Costs (to)/from metals inventory	(2,142)	3,451	1,309
Mining related depreciation and amortization	16,637	12,695	29,332
Accretion of asset retirement obligations	203	336	539

Cost of sales—GAAP	$43,861	$52,380	$96,241
Less operations-related foreign exchange gains	127	(435)	(308)
Less mining-related depreciation and amortization	(16,637)	(12,695)	(29,332)
Less accretion of asset retirement obligations	(203)	(336)	(539)

Total cash cost	$27,148	$38,914	$66,062

Less royalties and production taxes	(1,615)	(1,536)	(3,151)

Cash operating costs	$25,533	$37,378	$62,911

Ounces sold	54,364	53,069	107,433

Derivation of cost per ounce measures:

Total cash cost per ounce	$499	$733	$615

Cash operating cost per ounce	$470	$704	$586

	For the nine months ended September 30, 2010
	Wassa/HBB	Bogoso/Prestea	Combined
Mining operations costs	$87,056	$105,760	$192,816
Royalties	4,839	5,483	10,322
Costs (to)/from metals inventory	(1,292)	(739)	(2,031)
Mining related depreciation and amortization	46,730	29,945	76,675
Accretion of asset retirement obligations	711	1,091	1,802

Cost of sales—GAAP	$138,044	$141,540	$279,584
Less operations-related foreign exchange gains	131	(150)	(19)
Less mining-related depreciation and amortization	(46,730)	(29,945)	(76,675)
Less accretion of asset retirement obligations	(711)	(1,091)	(1,802)

Total cash cost	$90,734	$110,354	$201,088

Less royalties and production taxes	(4,839)	(5,483)	(10,322)

Cash Operating Costs	$85,895	$104,871	$190,766

Ounces sold	135,036	142,952	277,988

Derivation of cost per ounce measures:

Total cash cost per ounce	$672	$772	$723

Cash operating cost per ounce	$636	$734	$686

	For the nine months ended September 30, 2009
	Wassa/HBB	Bogoso/Prestea	Combined
Mining operations costs	$76,268	$97,318	$173,586
Royalties	5,305	3,909	9,214
Costs (to)/from metals inventory	(1,212)	2,946	1,734
Mining related depreciation and amortization	50,382	31,986	82,368
Accretion of asset retirement obligations	606	1,010	1,616

Cost of sales—GAAP	$131,349	$137,169	$268,518
Less operations-related foreign exchange (gains)/losses	(437)	(1,364)	(1,801)
Less mining-related depreciation and amortization	(50,382)	(31,986)	(82,368)
Less accretion of asset retirement obligations	(606)	(1,010)	(1,616)

Total cash cost	$79,924	$102,809	$182,733

Less royalties and production taxes	(5,305)	(3,909)	(9,214)

Cash operating costs	$74,619	$98,900	$173,519

Ounces sold	164,041	139,375	303,416

Derivation of cost per ounce measures:

Total cash cost per ounce	$487	$738	$602

Cash operating cost per ounce	$455	$710	$572

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

We acquired Bogoso in 1999 and have used its nominal 1.5 million tonne per annum processing facility to process oxide ore and other non-refractory ores (“Bogoso Oxide plant”). This plant’s flotation capability has also been used at various times to treat sulfide ores to produce a sulfide flotation concentrate. In 2001, we acquired the Prestea property located adjacent to our Bogoso property and have mined surface deposits at Prestea since then. In 2002, we acquired Wassa, and constructed a new nominal 3.0 million tonne per annum carbon in leach processing plant at Wassa, which began commercial operation in 2005. In July 2007, we completed construction and development of a new nominal 3.5 million tonnes per annum processing facility at Bogoso/Prestea that uses bio-oxidation technology to treat refractory sulfide ore (“Bogoso Sulfide plant”).

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

In addition to our gold mining and development activities, we actively explore for gold in Ghana and elsewhere in West Africa and South America, investing approximately $9.0 million on such activities during 2009. We expect to spend approximately $23 million on exploration activities during 2010 including work around the existing mines. Our active projects include regional reconnaissance projects in Ghana, Cote d’Ivoire and Brazil and we have drilled more advanced targets in Ghana, Sierra Leone, Burkina Faso and Niger.

TRENDS AND EVENTS IN THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Gold Prices

Gold prices have generally trended upward during the last nine years from a low of $260 per ounce in 2001 to a high of $1,408 per ounce in November 2010. Realized gold prices for our shipments averaged $1,225 per ounce during the third quarter of 2010, up from $967 per ounce during the third quarter of 2009.

Royalties

During the first quarter of 2010, the Government of Ghana amended its mining act to change the method of calculating mineral royalties payable to the Government. The prior rules established a royalty rate of not less than 3% and not more than 6% of a mine’s total revenues, the exact amount being determined by each mine’s margin as defined in the law. Under the old rules, our mines have, since their inception, qualified for and paid a 3% rate. Under the amended law, the royalty has been set at a flat rate of 5% of mineral revenues with an effective date of March 19, 2010. In October 2010, we were notified that the effective date was extended to the end of March 2011. Based on the notification, we recorded a $4.4 million reduction in royalty expense in the third quarter, of which $2.8 million was accrued prior to the third quarter.

Certain mining companies operating in Ghana, including our subsidiaries GSBPL and GSWL, operate under tax stabilization agreements which govern, among other things, royalty rates and various tax rules. Discussions with the Ministry of Finance and Economic Planning are ongoing to determine the applicability of this new royalty legislation to GSBPL and GSWL after March 2011.

Electric Power Rates—Ghana

During the second quarter of 2010, the Ghanaian national power authority announced that it planned to increase electric power rates. At the current date, discussions are still underway to define the exact rate our mines will pay.

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

Expansion of Buesichem Deposit at Bogoso/Prestea

During the first nine months of 2010, exploration drilling identified a new deposit of gold mineralization, now called Buesichem South, near our existing Buesichem pit located south of the Bogoso processing plant. Preliminary mineral resource estimates based on drilling during the first nine months of 2010, indicate a non-reserve gold resource of approximately 6.9 million tonnes at an average grade of 2.86 grams per tonne. The resources identified to date include 1.6 million tonnes of Measured and Indicated Mineral Resource at an average grade of 2.64 grams per tonne and 5.3 million tonnes of Inferred Mineral Resource at 2.92 grams per tonne. Drilling continued throughout the third quarter and further drilling is planned during the fourth quarter of 2010 to further evaluate areas on the southern end of this new discovery.

The new mineral resources stated above are contained within an optimized pit shell that uses operating costs and recoveries that are based on our current operations at our Bogoso processing facility and a gold price of $1,150 per ounce.

Bogoso has actively mined the nearby Buesichem pit since acquiring it in 2001 as part of the Prestea mining lease. Approximately 500,000 ounces of gold have been mined and processed from this single pit to date.

NON-RESERVES—MEASURED, INDICATED AND INFERRED MINERAL RESOURCES—Cautionary Note to US Investors concerning estimates of Measured, Indicated and Inferred Mineral Resources

The disclosure immediately above about the new Buesichem South resources, uses the terms “Measured and Indicated Mineral Resources” and “Inferred Mineral Resources.” US Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves. Inferred Mineral Resources have a greater amount of uncertainty as to their existence and as to their economic and legal feasibility. In accordance with Canadian rules, estimates of Inferred Mineral Resources cannot form the basis of feasibility or other economic studies. US investors are cautioned not to assume that part or all of the Inferred Mineral Resource exists, or is economically or legally mineable.

CONSOLIDATED RESULTS OF OPERATIONS

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
SUMMARY OF FINANCIAL RESULTS
Gold sales (oz)	84,638	107,433	277,988	303,416
Average realized price ($/oz)	1,225	967	1,177	934
Gold revenues ($ in thousands)	103,651	103,804	327,222	283,317
Cash flow provided by operations ($ in thousands)	35,429	26,299	94,861	66,673
Net income/(loss) ($ in thousands)	(1,838)	(2,342)	9,698	(3,108)
Net income/(loss) per share—basic ($)	(0.007)	(0.010)	0.038	(0.013)

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Results for the three months ended September 30, 2010, include a net loss of $1.8 million or $0.007 per share, compared with net loss of $2.3 million or $0.010 per share in the same period of 2009. While the number of ounces sold in the third quarter was less than in the same period of 2009, higher gold prices offset the lower ounces yielding nearly the same revenues as a year earlier. Our average realized gold price increased to $1,225 per ounce, or up 27%, from $967 in the third quarter of 2009. Gold sales totaled 84,638 ounces in the third quarter of 2010, down 21% from 107,433 ounces sold in the same period of 2009.

Cost of sales decreased 2% to $93.9 million in the third quarter of 2010, down from $96.2 million in the same period of 2009. While there were increases in the costs of various operational consumables as compared to the same period in 2009, we were notified in October 2010 that an increase in the Ghana government’s minerals royalty rate, originally announced in the first quarter of 2010, would not become effective until the end of the first quarter of 2011. This announcement resulted in a reversal of $4.4 million of incremental royalty costs recorded in the first nine months of 2010 including $2.8 million accrued in the first and second quarters of 2010. Cash operating costs per ounce increased to $825 in the third quarter of 2010, up from $586 in the third quarter of 2009 due to lower gold sales and increases in the cost of operational inputs.

Third quarter 2010 general and administrative costs totaled $3.9 million, up from $3.3 million in the third quarter 2009. Higher community development costs at the mine sites were the major factors contributing to the increase. Interest expense totaled $4.3 million in the third quarter of 2010, up from $3.9 million in the same period of 2009. The increase was due to interest on the new revolving credit facility, interest recognized on the power plant capital lease and to higher accretion on the convertible debentures.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Results for the nine months ended September 30, 2010, include net income of $9.7 million or $0.038 per share, compared with a net loss of $3.0 million or $0.013 per share in the same period of 2009. A higher average realized gold price was the major factor responsible for the improved earnings over the same period in 2009. Gold sales of 277,988 ounces were down 8% from 303,416 ounces sold in the first nine months of 2009.

Average realized gold price increased to $1,177 per ounce in the first nine months of 2010, a 26% increase from $934 in the first nine months of 2009, resulting in $43.9 million increase in revenues. Cost of sales in the first nine months of 2010 increased 4% to $279.6 million, up from $268.5 million in the same period of 2009. Increases in the costs of various operational inputs were responsible for the increase. Consolidated cash operating costs per ounce totaled $686 in the first nine months of 2010, up from $572 in the first nine months of 2009. The combination of lower gold production and higher operating costs were responsible for the increase in cash operating costs.

General and administrative costs totaled $13.0 million in the first nine months of 2010, up from $10.4 million in the same period in 2009, reflecting higher community development costs and an increase in share-based compensation costs. Interest expense totaled $12.6 million in the first nine months of 2010, up from $11.5 million in the same period of 2009. The increase was due to interest on the new revolving credit facility, interest recognized on the power plant capital lease and to higher accretion on the convertible debentures.

BOGOSO/PRESTEA OPERATIONS

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
BOGOSO/PRESTEA OPERATING RESULTS
Ore mined refractory (t)	689,886	750,826	2,142,487	2,131,319
Ore mined non-refractory (t)	21,491	—	30,636	—

Total ore mined (t)	711,377	750,826	2,173,123	2,131,319
Waste mined (t)	5,065,036	3,924,690	13,012,853	11,197,240
Refractory ore processed (t)	749,536	797,347	2,142,249	2,138,790
Refractory ore grade (g/t)	2.94	2.98	3.03	2.79
Gold recovery—refractory ore (%)	61.3	69.4	67.8	70.9
Non-refractory ore processed (t)	—	—	—	—
Non-refractory ore grade (g/t)	—	—	—	—
Gold recovery—non-refractory ore (%)	—	—	—	—
Gold sales (oz)	44,279	53,069	142,952	139,375
Total cash cost ($/oz)	876	733	772	738
Royalties ($/oz)	12	29	38	28

Cash operating cost ($/oz)	864	704	734	710

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Bogoso/Prestea’s third quarter 2010 revenues totaled $54.0 million, up $2.8 million from $51.2 million in the third quarter of 2009. While the number of ounces sold was down from the third quarter of 2009, Bogoso’s average realized gold price was up, offsetting the lower ounces. Third quarter gold sales were down 8,790 ounces from the 53,069 ounces sold in the third quarter of 2009. Lower plant through-put and lower gold recovery were the major factors responsible for the decline.

Gold recovery was 61.3%, down from 69.4% in the same period of 2009. The major factor contributing to lower gold recovery in the third quarter was a change in ore source from fresh ore at the bottom of the Buesichem pit, to transitional ore in the shallow levels of the new Chujah pit. As future mining progresses deeper into the Chujah pit, fresher ores are expected, which should result in improved gold recovery in future periods. As in the third quarter of 2009, there was no non-refractory ore processed at the Bogoso oxide plant in the third quarter of 2010.

Lower quarterly mill through-put, as compared to the same period of 2009, reflected operational delays caused by unusually heavy rain which flooded pits and haul roads at various times throughout the quarter. In addition the heavy rains contributed to later than expected start-up at the new Bogoso North pit.

Bogoso’s third quarter 2010 cash operating costs totaled $38.3 million, up 2% from $37.4 million a year earlier. Higher costs for labor, fuel and electric power were the major items responsible for the increase. The decrease in gold sold during the quarter, versus the same period of 2009, and marginally higher cash operating costs combined to yield an $864 quarterly cash operating cost per ounce, up from $704 in the third quarter of 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Bogoso/Prestea’s revenues totaled $168.2 million in the first nine months of 2010, up $38.0 million from $130.2 million in the first nine months of 2009. The improvement was based on improved gold prices and higher ounces than one year earlier. Realized gold prices averaged $1,177 in the first nine months of 2010, up 26% from $935 per ounce in the same period of 2009.

Bogoso’s sales increased to 142,952 ounces in the first nine months of 2010, a 3% improvement over the 139,375 ounces sold in the same period of 2009. Gold recovery decreased to 67.8%, down from 70.9% a year earlier. Lower gold recovery in the first nine months was caused by a change in ore sources from fresh ore mined deep in the Buesichem pit to shallow, transitional ore in a new area of the Chujah pit and by processing of stockpile ore. As mining progresses deeper into the Chujah pit, fresher ores are expected which should result in improvements in gold recovery. As with the first nine months of 2009, there was no non-refractory ore processed at the Bogoso oxide plant in the first nine months of 2010.

Bogoso’s cash operating costs totaled $104.9 million for the nine months, up from $98.9 million a year earlier. Increases in labor, fuel and electric power were the major factors contributing to the increase cash operating costs for the nine months of 2010. These same items were largely responsible for the increase in cash operating cost per ounce to $734 per ounce, up 3% from $710 in the first nine months of 2009. Higher royalties were the result of increases in ounces sold and higher gold prices.

The Bogoso oxide plant ceased treating sulfide ore in October 2010 and plans to treat non-refractory ores from a variety of sources during the remainder of 2010.

WASSA OPERATIONS

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
WASSA/HBB OPERATING RESULTS
Ore mined (t)	580,072	559,519	1,810,830	1,745,902
Waste mined (t)	4,934,842	4,249,286	14,807,757	12,214,669
Ore and heap leach materials processed (t)	619,985	612,337	1,869,363	1,995,532
Grade processed (g/t)	2.12	3.12	2.36	2.75
Recovery (%)	94.6	95.5	94.9	95.4
Gold sales (oz)	40,359	54,364	135,036	164,041
Total cash cost ($/oz)	786	499	672	487
Royalties ($/oz)	4	29	36	32

Cash operating cost ($/oz)	782	470	636	455

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Wassa sold 40,359 ounces in the third quarter of 2010, down 26% from 54,364 ounces in the third quarter of the prior year. While higher gold prices partially offset the lower gold shipments, third quarter 2010 revenues of $49.6 million were down 6% from $52.6 million in the same quarter of 2009. Wassa’s third quarter 2010 gold price averaged $1,230 per ounce, up from $968 per ounce a year earlier.

While Wassa processed marginally more tonnes of ore in the third quarter of 2010 than in the same quarter of 2009, the plant feed grade dropped to 2.12 grams per tonne, as compared to 3.12 grams per tonne in the same period of 2009. Ore grades fell as mining at the Hwini-Butre and Benso mines south of Wassa progressed into lower grade sections of their ore bodies. As at Bogoso, unusually heavy rainfall during the third quarter of 2010 impeded mining operations at Wassa, Hwini-Butre and Benso, resulting in delivery of less tonnes of ore to the Wassa processing plant than was expected.

Cash operating costs totaled $31.6 million in the third quarter of 2010, or $4.5 million more than in the same period of 2009, reflecting higher costs for labor, electric power, fuel, maintenance and explosives. An increase in the amount of HB ore hauled to Wassa also contributed to the higher costs. Higher cash operating costs and lower gold production combined to yield average cash operating costs per ounce of $782, up from $470 per ounce in the same period of 2009.

Wassa entered into a long term contract mining agreement in October 2010 which will result in contactor mining at Hwini-Butre and Benso.

Nine months Ended September 30, 2010 Compared to Nine months Ended September 30, 2009

Wassa sold 135,036 ounces in the first nine months of 2010, down 18% from 164,041 ounces in the first nine months of the 2009, but as with the second quarter, higher gold prices offset the lower gold shipments resulting in nine-month revenues of $159.0 million, up 4% from $153.1 million in the same period of 2009. Wassa’s realized gold price averaged $1,178 per ounce in the first nine months of 2010, up from $933 per ounce in the first nine months of 2009.

Wassa processed 126,000 less tonnes of ore in the first nine months of 2010 than in the same period of 2009 and the plant feed grade dropped to 2.36 grams per tonne, as compared to 2.75 grams per tonne in the same period of 2009. Scheduled and unscheduled plant maintenance at Wassa early in 2010 and unusually heavy rainfall in the third quarter of 2010 were the major factors responsible for the reductions in tonnes processed. The drop in ore grades reflects the progression of mining to lower-grade ores zones at Benso and Hwini-Butre which are closer to their ore bodies’ average grades.

The first nine months cash operating costs totaled $85.9 million, or $11.3 million more than in the same period of 2009, reflecting higher costs for labor, electric power, fuel, maintenance and explosives. Increased amounts of the higher-cost Hwini-Butre ore in the first nine months of 2010 also contributed to higher costs. Higher cash operating costs and lower gold production combined to yield an average cash operating costs per ounce of $636, up from $455 per ounce in the same period of 2009.

DEVELOPMENT PROJECTS

Bogoso Tailings Processing Project

In the second quarter of 2010, $8 million was approved for construction of a hydraulic tailings recovery system and associated piping that will feed old oxide tailings to the Bogoso oxide plant’s CIL circuit. The project is expected to come online in 2011, subject to permitting. While the grade of the tailings material is lower than the ores typically treated in the Bogoso oxide plant, the operating costs are low since reclaimed old tailings can be fed directly into the CIL circuit thereby resulting in lower overall processing costs. The system is designed to handle approximately 2.4 million tonnes of tailings per annum over its five year life yielding up to approximately 40,000 to 50,000 additional ounces per year. Engineering has now been completed, and permitting and equipment procurement proceeded during the third quarter.

Prestea South Properties

We received mining permits for Prestea South in 2008 and continue to work on the environmental permits. We expect to initiate development at Prestea South, including its 10 kilometer haul road extension, once the environmental permit is received. The Prestea South oxide ore will be transported to Bogoso and processed through the Bogoso oxide plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide plant. The Ghana Environmental Protection Agency (“EPA”) has requested an update to the Prestea South Project Environmental Impact Statement. We are currently working with the environmental consultant to finalize the study.

EXPLORATION

The third quarter 2010 exploration activities continued to focus on resource drilling on our mining leases in Ghana, completion of drilling at the Sonfon joint venture project in Sierra Leone and on further interpretation of airborne and ground geophysics surveys conducted earlier in the year. Spending on exploration activities during the first nine months of 2010 totaled $14.6 million.

Ghana

Four drill rigs were active at Bogoso/Prestea during the third quarter. Two of the rigs continued infill drilling at the new Buesichem South discovery south of Bogoso, and two drills were employed on Akropong trend targets west of Bogoso. In the fourth quarter we expect to continue drilling at Buesichem South, testing zones below the existing pit and infilling the zones to the south. In addition to the drilling at Buesichem, two more drill rigs have been contracted and will test deeper zones of mineralization below the Bogoso North pit.

Three drills were active along the eastern side of the Ashanti trend, with two drills testing the Subriso West deep target and the third drill at Wassa completing definition drilling and testing ground geophysics targets. The Subriso West drilling is infilling and stepping out from the previously intersected high grade targets with the intent of demonstrating continuity as well as extending the down plunge extent of these underground mining targets.

The Chichiwelli and Benso resource models are being updated with completion planned for the fourth quarter. Resource model updates for Wassa Main deposits will also be undertaken in the fourth quarter with the intent of using these new estimates for year-end updates as well.

Interpretation of geophysical data from a recent airborne geophysical survey at our Manso, Hwini Butre, Benso and Chichiwelli concessions continued in the third quarter. The airborne geophysical survey has generated several new targets which were followed up with soil geochemistry and will be tested further in the fourth quarter.

Ivory Coast

We have mobilized a drill to the Ivory Coast and plan to initiate a fourth quarter drilling program at our Amelekia and Abengorou concessions to evaluate several surface anomalies indentified by geochemical surveys.

Sierra Leone

A 3,000 meter diamond drilling program was completed at the Sonfon joint venture property in Sierra Leone during the third quarter. Work completed to date has defined a 200 meter-long, narrow zone of gold mineralization which is open to the south. Fourth quarter plans are dependent on pending drill results.

Burkina Faso

Riverstone Resources continued their exploration efforts at our Goulougou and Rounga projects per the terms of the option agreement.

Brazil

Third quarter exploration activities in Brazil included prospecting and field evaluations of our properties in Goias and Mato Grosso states. We also continued seeking joint venture opportunities with individuals and company concession holders in Goias and Mato Grosso states.

SOCIO-ECONOMIC DEVELOPMENT PROJECTS

As part of our commitment to corporate social responsibility, we support and fund the Golden Star Development Foundation and the Golden Star Oil Palm Plantations Limited (GSOPP). Both these entities aim to improve the standard of living and diversify the economic base within our stakeholder communities by sharing our success with our stakeholders. Funding for each of the projects is $1/ounce of gold produced. The Golden Star Development Foundation funds primarily infrastructure projects (e.g. schools and clinics) that are selected by stakeholder consultative committees. In this manner, we are able to support projects selected by our communities. The GSOPP is developing oil palm plantations on disturbed lands and then assigns smallholdings to local farmers who then tend the oil palms. Each smallholder receives support from GSOPP and also receives money from the sale of the palm fruit. To date, 1,952 acres (790 hectares) have been planted and 132 plots of producing trees have been assigned to local farmers.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2010, our cash and cash equivalents increased by $29.9 million, reaching $184.0 million at September 30, 2010. The increase in cash was largely a function of the $94.9 million of cash generated from operations during the first nine months of 2010. Operating cash flow in the first nine months of 2010 was $28.2 million higher than the $66.7 million in the first nine months of 2009, and was sufficient to meet all of our operational, investing and debt needs. As explained above, higher gold prices were the major factor contributing to the improved operational cash flow results.

Our capital projects used $68.1 million of cash during the first nine months of 2010, with $37.9 million spent on mine development projects including $9.1 million of mine-site drilling, $27.2 million on purchases of capital equipment and $2.9 million on deferred exploration drilling and exploration. Mine development spending includes $13.5 million of deferred betterment stripping.

Outstanding debt increased by $11.0 million during the first nine months reflecting new equipment financings of $5.7 million, $5.3 million of accretion on the convertible debentures, $0.3 million of net changes in capitalized loan fees, $20.0 million of borrowing on the revolver and $4.9 million of new capital equipment leases. Offsetting these additions were $8.5 million of scheduled payments on our equipment financing loans, $1.7 million of payments on capital leases and $15.0 million of payments on the revolver. Our $35 million equipment financing facility had an outstanding balance of $17.9 million at September 30, 2010, with available credit of $17.1 million. See Note 5 to the attached financial statements for a table of schedule future debt payments. We were in compliance with all loan covenants at September 30, 2010.

During the first nine months of 2010, all of our cash and cash equivalents were held as cash or was invested in funds that held only US treasury notes and bonds.

LIQUIDITY OUTLOOK

In the past 12 months our cash balances have risen from $57.6 million at September 30, 2009 to $184.0 million at September 30, 2010. A total of $132.8 million of operational cash flow in the past 12 months and net proceeds of $71.0 million from an equity offering in December 2009 are the major factors contributing to the increase.

In the first nine months of 2010, cash flow from operations totaled $94.9 million, up from $66.7 million in the same period of 2009. An increase in realized gold prices versus the first nine months of 2009 was the major factor contributing to the improved operational cash flow. In addition to the improved cash balances, we maintain a revolving line of credit established in 2009 at $30 million and increased to $45 million in August 2010, and have an additional $17.1 million of borrowing capacity under our equipment financing credit facility.

We expect to use approximately $85 million for capital projects during 2010. This total is expected to include $19 million of mine property development, and $43 million of new equipments and facilities upgrades. We also plan to increase our 2010 exploration spending from $18 million to $23 million to allow for follow-up drilling on the new Buesichem South discovery at Bogoso/Prestea.

During the remainder of 2010, we expect to pay $2.5 million of principal and interest on our equipment financing facility, $0.2 million of interest on the revolving credit facility, $2.5 million in interest payments on the convertible debentures and $0.8 million in interest and principal of our capital leases.

Given the improved operational performance over the past several quarters, our revolving credit facility, our existing equipment financing facility and current gold prices, we expect that operational cash flows along with our cash and cash equivalents on hand at September 30, 2010, will be sufficient to cover capital and operating needs during the next twelve months.

LOOKING AHEAD

Our objectives for the remainder of 2010 include:

•	continue reserve and resource definition drilling at Bogoso/Prestea and Wassa/HBB;

•	provide non-refractory ore to the Bogoso oxide plant by re-opening the Pampe pit;

•	permitting and construction of the tailings reprocessing system at Bogoso;

•	finalization of the permitting and development of the Prestea South project; and

•	advance the development of the Prestea Underground.

We are estimating 2010 Bogoso/Prestea gold production of 185,000 ounces at an average cash operating cost of $775 per ounce. We expect Wassa to produce approximately 185,000 ounces during 2010 at an average cash operating cost of $650 per ounce, with combined total production of approximately 370,000 ounces at an average cash operating cost of $715 per ounce.

As more fully disclosed in the Risk Factors in Item 1A of our December 31, 2009 Form 10-K, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

ENVIRONMENTAL LAWS AND REGULATIONS

All phases of our exploration, project development, and operations are subject to environmental laws and regulations in the various jurisdictions where we operate. These laws and regulations may define, among other things, air and water quality standards, waste management requirements, and closure and rehabilitation obligations. In general, environmental legislation is evolving to require more strict operating standards, more detailed socioeconomic and environmental impact assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees for social responsibility, and health and safety. Changes in environmental regulations and the way they are interpreted by the regulatory authorities could affect the way we operate, resulting in higher environmental and social operating costs that may affect the viability of our operations.

We note a continuing trend toward substantially increasing environmental requirements and corporate social responsibility expectations in Ghana. This includes the need for more permits, analysis, data gathering, hearings and negotiations than have been required in the past to resolve both routine operational needs and for new development projects. In Ghana, the trend to longer lead times in obtaining environmental permits has continued such that we are no longer able to estimate permitting times. These increases in permitting requirements could affect our environmental management activities including but not limited to tailings disposal facilities and water management projects at our mines.

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

RELATED PARTY TRANSACTIONS

We obtained legal services from a legal firm to which our Chairman is of counsel. The total value of all services purchased from this law firm during the first nine months of 2010 was $0.8 million. Our Chairman did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.

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

OUTSTANDING SHARE DATA

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to November 5, 2010. As of November 5, 2010 we had outstanding 258,511,236 common shares, options to acquire 6,668,522 common shares, and convertible notes which are currently convertible into 25,000,000 common shares.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our debt, changes in foreign currency exchange rates and commodity price fluctuations.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Our convertible senior unsecured debentures and the outstanding loans under the equipment financing facility are not subject to interest rate risk since they bear interest at a fixed rate and are not subject to fluctuations in interest rate. Our revolving credit facility has a variable interest rate of the higher of the applicable lender’s cost of funds (capped at 1.25% per annum above LIBOR) and LIBOR plus a margin of 5%. As of September 30, 2010, we had $10 million outstanding on this facility. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

Currency risk is risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The value of cash and cash equivalent investments denominated in foreign currencies fluctuates with changes in currency exchange rates.

While most of our currency is held in US dollar accounts, we maintain various operating cash accounts in non–US dollar currencies and appreciation of these non–US dollar currencies results in a foreign currency gain on such accounts and a decrease in non–US dollar currencies results in a loss. While our major operating units transact most of their business in US dollars, certain purchases of labor, operating supplies and capital assets are denominated in Ghana cedis, euros, British pounds, Australian dollars and South African rand. In the past we have entered into forward purchase contracts for South African rand, euros and other currencies to hedge expected purchase costs of capital assets. As of September 30, 2010, and December 31, 2009, we had no currency related derivatives and $4.6 million and $4.3 million respectively, of cash in foreign currencies bank accounts.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. To reduce gold price volatility, we have at various times entered into gold price derivatives. At September 30, 2010, and December 31, 2009, we did not hold any gold price derivatives and thus, there were no financial instruments subject to gold price risk as of the period end. Information about derivative activity within the periods can be found in note 13.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are engaged in routine litigation incidental to our business, none of which is deemed to be material. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority.

ITEM 1A.	RISK FACTORS

The risk factors for the quarter ended September 30, 2010 are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Amended and Restated Credit Facility Agreement, dated June 24, 2010, between the Company and Standard Chartered Bank as Arranger, Original Lender, Agent, Security Trustee and Account Bank; with St. Jude Resources Ltd., First Canadian Goldfields Limited, Fairstar Ghana Limited, Golden Star (Bogoso/Prestea) Limited and Golden Star (Wassa) Limited as guarantors

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

GOLDEN STAR RESOURCES LTD. Registrant

By:	/S/ THOMAS G. MAIR
Thomas G. Mair
President and Chief Executive Officer

Date: November 8, 2010

By:	/S/ JOHN A. LABATE
John A. Labate
Senior Vice President and Chief Financial Officer

Date: November 8, 2010