Form 10-K
period 2010-12-31
GOLDEN STAR RESOURCES LTD
filed 2011-02-24
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

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

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer:	☐	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,126.1 million as of June 30, 2010, based on the closing price of the shares on the NYSE Amex as of that date of $4.38 per share.

Number of Common Shares outstanding as at February 22, 2011: 258,559,486

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2011 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this report are expressed in United States (“US”) dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$.”

Financial information is presented in accordance with accounting principles generally accepted in Canada (“Cdn GAAP” or “Canadian GAAP”). Differences between accounting principles generally accepted in the U.S. (“U.S. GAAP”) and Canadian GAAP, as applicable to Golden Star Resources Ltd., are explained in Note 27 to the Consolidated Financial Statements.

References to “Golden Star,” the “Company,” “we,” “our,” and “us” mean Golden Star Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

NON-GAAP FINANCIAL MEASURES

In this Form 10-K, we use the terms “total cash cost per ounce” and “cash operating cost per ounce” which are considered non-GAAP financial measures as defined in Securities and Exchange Commission (“SEC”) Regulation S-K Item 10 and applicable Canadian securities law and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Cdn GAAP or U.S. GAAP. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10-K.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K contains “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and within the meaning of applicable Canadian securities law. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions (including negative and grammatical variations) tend to identify forward-looking statements.

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K.

These statements include comments regarding: production and cash operating cost estimates for 2011; anticipated commencement dates of mining and production at Prestea South and Pampe; development of the Dumasi pit; completion of the Bogoso tailings processing project; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and recovery rates; ore delivery; ore processing; potential mine life; permitting; establishment and estimates of Mineral Reserves and Resources; geological, environmental, community and engineering studies; expectations of the resettlement of communities; exploration efforts and activities; availability, cost and efficiency of mining equipment; ore grades; reclamation work; expected reclamation expenditures over the next five years; expected PFIC (as defined below) status in 2011 and in the future; our anticipated investing and exploration spending in 2011; identification of acquisition and growth opportunities; power costs; the ability to meet total power requirements; retention of earnings from our operations; our objectives for 2011; and sources of and adequacy of liquidity to meet capital and other needs in 2011.

Forward statements are subject to risk, uncertainties, and other factors which could cause actual results to differ materially from future results expressed, projected, or implied by the forward-looking statements. Such risks include, but are not limited to, the following:

•	significant increases or decreases in gold prices;

•	losses or gains in Mineral Reserves from changes in operating costs and/or gold prices;

•	failure of exploration efforts to expand Mineral Reserves around our existing mines;

•	unexpected changes in business and economic conditions;

•	variances in Mineral Reserves and non-reserves estimates;

•	changes in interest and currency exchange rates;

•	timing and amount of gold production;

•	unanticipated variations in ore grade, tonnes mined and crushed or milled;

•	unanticipated recovery or production problems;

•	effects of illegal mining on our properties;

•	changes in mining and processing costs, including changes to costs of raw materials, supplies, services and personnel;

•	changes in metallurgy and processing;

•	availability of skilled personnel, contractors, materials, equipment, supplies, power and water;

•	changes in project parameters or mine plans;

•	costs and timing of development of new Mineral Reserves;

•	weather, including drought or excessive rainfall in West Africa;

•	changes in regulatory frameworks based upon perceived climate trends;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	acquisitions and joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	changes in regulations affecting our operations, particularly in Ghana, where our principal producing properties are located;

•	local and community impacts and issues, including resettlement;

•	availability and cost of replacing Mineral Reserves;

•	timing of receipt and maintenance of government approvals and permits;

•	unanticipated transportation costs and shipping incidents and losses;

•	accidents, labor disputes and other operational hazards;

•	environmental liabilities, costs and risks;

•	unanticipated title issues;

•	competitive factors, including competition for property acquisitions;

•	possible litigation; and

•	availability of capital at reasonable rates or at all.

These factors are not intended to represent a complete list of the general or specific factors that could affect us. More detailed information regarding these factors is provided in the other risk factors disclosed and discussed in Item 1A below. We undertake no obligation to update forward-looking statements except as may be required by applicable laws.

CONVERSION FACTORS AND ABBREVIATIONS

All units in this report are stated in metric measurements unless otherwise noted.

For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric tonne	= 0.0292 troy ounce/short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 tonne	1 square kilometer	= 100 hectares
1 tonne	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations may be used herein:

m	= meter	T or t	= tonne
g	= gram	oz	= troy ounce
g/t	= grams per tonne	km 2	= square kilometers
ha	= hectare	kg	= kilogram
km	= kilometer

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

NI 43-101 DEFINITIONS

Mineral Reserve	The term “Mineral Reserve” refers to the economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a preliminary feasibility study. The study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.

Proven Mineral Reserve	The term “Proven Mineral Reserve” refers to the economically mineable part of a Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Probable Mineral Reserve	The term “Probable Mineral Reserve” refers to the economically mineable part of an Indicated, and in some circumstances, a Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Mineral Resource	The term “Mineral Resource” refers to a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

Measured Mineral Resource	The term “Measured Mineral Resource” refers to that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

Indicated Mineral Resource	The term “Indicated Mineral Resource” refers to that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

Inferred Mineral Resource	The term “Inferred Mineral Resource” refers to that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

Qualified Person (1)	The term “qualified person” refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these, has experience relevant to the subject matter of the mineral project and the technical report and is a member in good standing of a professional association.

SEC INDUSTRY GUIDE 7 DEFINITIONS

reserve	The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study(2) done to bankable standards that demonstrates the economic extraction. (“bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

proven reserve	The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape depth and mineral content of reserves are well-established.

probable reserve	The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

mineralized material (3)	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

non-reserves	The term “non-reserves” refers to mineralized material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage.

development stage	A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of Mineral Reserves to produce a marketable metal or mineral product.

(1)	Industry Guide 7 does not require designation of a qualified person.
(2)	For Industry Guide 7 purposes the feasibility study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.
(3)	This category is substantially equivalent to the combined categories of Measured Mineral Resource and Indicated Mineral Resource specified in NI 43-101.

ADDITIONAL DEFINITIONS

assay —a measure of the valuable mineral content

bio-oxidation— a processing method that uses bacteria to oxidize refractory sulfide ore to make it amenable to normal oxide ore processing techniques such as carbon-in-leach

Birimian— a thick and extensive sequence of Proterozoic age metamorphosed sediments and volcanics first identified in the Birim region of southern Ghana

CIL or carbon-in-leach—an ore processing method involving the use of cyanide where activated carbon, which has been added to the leach tanks, is used to absorb gold as it is leached by cyanide craton— a stable relatively immobile area of the earth’s crust cut-off grade—when determining economically viable Mineral Reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined and processed at a profit cyanidation— the process of introducing cyanide to ore to recover gold diamond drilling—rotary drilling using diamond-set or diamond-impregnated bits, to produce a solid continuous core of rock sample dip —the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure doré— unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold fault —a surface or zone of rock fracture along which there has been displacement feasibility study—a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production formation —a distinct layer of sedimentary rock of similar composition geochemical — the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geophysical — the mechanical, electrical, gravitational and magnetic properties of the earth’s crust geophysical surveys—a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth’s surface grade— quantity of metal per unit weight of host rock

greenstone —a sequence of usually metamorphosed volcanic-sedimentary rock assemblages heap leach—a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals host rock—the rock in which a mineral or an ore body may be contained hydrothermal —the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution in-situ —in its natural position

life-of-mine —a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tonnes of Mineral Reserve by the annual rate of mining and processing mineral —a naturally occurring inorganic crystalline material having a definite chemical composition mineralization —a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock

National Instrument 43-101 or NI 43-101—standards of disclosure for mineral projects prescribed by the Canadian Securities Administration non-refractory— ore containing gold that can be satisfactorily recovered by basic gravity concentration or simple cyanidation open pit—surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore —mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body—a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade—the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore oxide —gold bearing ore which results from the oxidation of near surface sulfide ore

Precambrian —period of geologic time, prior to 700 million years ago preliminary assessment—a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study preliminary feasibility study and pre-feasibility study—each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration in the case of an open pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve

Proterozoic —the more recent time division of the Precambrian; rocks aged between 2,500 million and 550 million years old put —a financial instrument that provides the right, but not the obligation, to sell a specified number of ounces of gold at a specified price

QA/QC —Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data

RC (reverse circulation) drilling—a drilling method using a tri-cone bit, during which rock cuttings are pushed from the bottom of the drill hole to the surface through an outer tube, by liquid and/or air pressure moving through an inner tube refractory— ore containing gold that cannot be satisfactorily recovered by basic gravity concentration or simple cyanidation resettlement – the relocation or resettlement of a community or part of a community rock —indurated naturally occurring mineral matter of various compositions sampling and analytical variance/precision—an estimate of the total error induced by sampling, sample preparation and analysis shield —a large area of exposed basement rocks often surrounded by younger rocks, e.g. Guiana Shield strike —the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip —to remove overburden in order to expose ore

sulfide— a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization tailings —fine ground wet waste material produced from ore after economically recoverable metals or minerals have been extracted

Tarkwaian— a group of sedimentary rocks of Proterozoic age named after the town of Tarkwa in southern Ghana where they were found to be gold bearing tectonic— relating to the forces that produce movement and deformation of the Earth’s crust transition ore—is an ore zone lying between the oxide ore and the sulfide ore; ore material that is partially weathered and oxidized vein —a thin, sheet-like crosscutting body of hydrothermal mineralization, principally quartz

VTEM –a proprietary airborne geophysical survey systems that identifies electrical conductivity of rock units

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

We own controlling interests in several gold properties in southwest Ghana:

•

Through a 90% owned subsidiary, Golden Star (Bogoso/Prestea) Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. GSBPL operates a gold ore processing facility at Bogoso/Prestea with a capacity of up to 3.5 million tonnes of ore per annum, which uses bio-oxidation technology to treat refractory sulfide ore (“Bogoso sulfide plant”). In addition, GSBPL has a carbon-in-leach (“CIL”) processing facility located next to the sulfide plant, which is suitable for treating oxide gold ores (“Bogoso oxide plant”) at a rate up to 1.5 million tonnes per annum. Bogoso/Prestea produced and sold 170,973 ounces of gold in 2010 and 186,054 ounces of gold in 2009.

•

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine and carbon-in-leach processing plant (“Wassa”), located approximately 35 km east of Bogoso/Prestea. The design capacity of the carbon-in-leach processing plant at Wassa (“Wassa plant”) is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard to soft ore. GSWL also owns the Hwini-Butre and Benso concessions (the “HBB properties”) in southwest Ghana. The HBB properties send their ore to Wassa for processing. The Hwini-Butre and Benso concessions are located approximately 80km and 50km, respectively, by road south of Wassa. Wassa/HBB produced and sold 183,931ounces of gold in 2010 and 223,848 ounces of gold in 2009.

We also hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and in South America where we hold exploration properties in Brazil.

All our operations, with the exception of certain exploration projects, transact business in U.S. dollars and keep financial records in U.S. dollars. Our accounting records are kept in accordance with Cdn GAAP. Our fiscal year ends December 31. We are a reporting issuer or the equivalent in all provinces of Canada, in Ghana and in the United States and file disclosure documents with securities regulatory authorities in Canada and Ghana, and with the United States Securities and Exchange Commission.

Note that gold productions Mineral Reserves and Mineral Resources are shown on a 100% basis in this Form 10-K, which represents our current beneficial interest. While the Government of Ghana owns a 10% carried interest in GSBPL and in GSWL, the Government’s interest is limited to 10% of any dividends distributed from GSBPL and GSWL but only after their outstanding loans and interest have been repaid to Golden Star. The Mineral Resources at Prestea Underground, which are owned by GSBPL, are also subject to the Government of Ghana’s 10% minority interest, resulting in an effective 81% interest.

GOLD SALES AND PRODUCTION

Ghana has been a significant gold producing country for over 100 years with AngloGold Ashanti’s Obuasi mine and our inactive underground mine at Prestea historically being the two major producers. Several other areas in Ghana have also produced large amounts of gold. Ghana produced just under 3 million ounces of gold in 2009.

Currently, all our gold production is shipped to a South African gold refinery in accordance with a long-term gold sales contract. Our gold is sold in the form of doré bars that average approximately 90% gold by weight with the remaining portion being silver and other metals. The sales price is based on the London P.M. fix on the day of shipment to the refinery.

GOLD PRICE HISTORY

The price of gold is volatile and is affected by numerous factors all of which are beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global and regional gold demand, and the political and economic conditions of major gold-producing countries throughout the world.

The following table presents the high, low and average London P.M. fixed prices for gold per ounce on the London Bullion Market over the past ten years.

Year	High	Low	Average	Average Price Received by Golden Star
2001	293	256	271	271
2002	349	278	310	311
2003	416	320	363	364
2004	454	375	410	410
2005	537	411	445	446
2006	725	525	603	607
2007	841	608	695	713
2008	1,011	713	872	870
2009	1,213	810	972	978
2010	1,421	1,058	1,225	1,219
To February 22, 2011	1,403	1,319	1,358	NA

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

We acquired Bogoso in 1999 and have operated the Bogoso oxide plant most of the time since then to process oxide and other non-refractory ores. In 2001, we acquired the Prestea property located adjacent to our Bogoso property and mined surface deposits at Prestea from late 2001 to late 2006. In late 2002, we acquired Wassa, and constructed the Wassa plant, which began commercial operation in April 2005. In July 2007, we completed construction and development of the Bogoso sulfide plant.

In late 2005, we acquired the HBB properties consisting of the Benso and Hwini-Butre properties. Benso development activities started in late 2007, and in 2008 we began trucking ore from the Benso mine to the Wassa plant for processing. Hwini-Butre development was initiated in the fourth quarter of 2008, and in May 2009 the Hwini-Butre mine began shipping ore to the Wassa plant for processing.

Our overall objective is to grow our business to become a mid-tier gold producer. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.

In addition to our gold mining and development activities, we actively explore for gold in West Africa and South America, investing approximately $9.0 million on such activities during 2009 and approximately $20 million during 2010. We are conducting regional reconnaissance projects in Ghana, Cote d’Ivoire and Brazil, and have drilled more advanced targets in Ghana, Niger, Sierra Leone, Burkina Faso and Brazil. See Item 2 – “Description of Properties” for additional details on our assets.

GOLD PRODUCTION AND UNIT COSTS

The following table shows historical and projected gold production and cash operating costs.

Production and Cost Per Ounce(1)	2008	2009	2010	2011 Projected
BOGOSO/PRESTEA
Gold Sales (thousands of ounces)	170.5	186.1	171.7	160.0 – 180.0
Cash Operating Cost ($/oz)	837	705	863	950 – 1,050
WASSA/HBB
Gold Sales (thousands of ounces)	125.4	223.8	183.9	170.0 – 180.0
Cash Operating Cost ($/oz)	554	447	677	650 – 700
CONSOLIDATED
Consolidated Total Sales (thousands of ounces)	295.9	409.9	354.9	330.0 – 360.0
Consolidated Cash Operating Cost ($/oz)	717	564	766	800 – 870

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a definition of cash operating cost per ounce.

MINERAL RESERVES

Our Proven and Probable Mineral Reserves are estimated in conformance with definitions set out in NI 43-101. We have filed Technical Reports regarding the initial disclosure of Mineral Reserves and Mineral Resources for Bogoso/Prestea and Wassa/HBB as required by NI 43-101. The Proven and Probable Mineral Reserves are those ore tonnages contained within economically optimized pits, configured using current and predicted mining and processing methods and related operating costs and performance parameters. We believe that our Mineral Reserves are estimated on a basis consistent with the definition of proven and probable reserves prescribed for use in the U.S. by the U.S. Securities and Exchange Commission and set forth in SEC Industry Guide 7. See our “Glossary of Terms.”

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

The following table summarizes our estimated Proven and Probable Mineral Reserves as of December 31, 2010 and December 31, 2009:

PROVEN AND PROBABLE MINERAL RESERVES

	As at December 31, 2010			As at December 31, 2009
Property Mineral Reserve Category	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)

Bogoso/Prestea (1)
Proven Mineral Reserves
Non-refractory	1.3	1.58	0.06	1.1	1.60	0.06
Refractory	12.0	2.79	1.07	9.7	3.08	0.96

Total Proven	13.2	2.67	1.14	10.8	2.92	1.01

Probable Mineral Reserves
Non-refractory	7.0	2.31	0.52	5.0	2.60	0.42
Refractory	26.9	2.45	2.13	15.5	2.65	1.32

Total Probable	34.0	2.42	2.65	20.5	2.64	1.73

Total Proven and Probable
Non-refractory	8.3	2.20	0.59	6.1	2.42	0.47
Refractory	38.9	2.56	3.20	25.1	2.81	2.27

Total Bogoso/Prestea Proven and Probable	47.2	2.49	3.78	31.2	2.74	2.75

Wassa (2)
Proven Mineral Reserves
Non-refractory	0.6	1.14	0.02	0.8	1.91	0.05
Probable Mineral Reserves
Non-refractory	17.5	1.44	0.81	16.3	1.79	0.94

Total Wassa Proven & Probable	18.1	1.43	0.83	17.1	1.79	0.99

Totals
Proven Mineral Reserves
Non-refractory	1.9	1.43	0.09	1.9	1.73	0.11
Refractory	12.0	2.79	1.07	9.7	3.08	0.96

Total Proven	13.9	2.60	1.16	11.6	2.86	1.06

Probable Mineral Reserves
Non-refractory	24.5	1.69	1.33	21.3	1.98	1.35
Refractory	26.9	2.45	2.13	15.5	2.65	1.32

Total Probable	51.5	2.09	3.46	36.8	2.26	2.67

Total Proven and Probable
Non-refractory	26.4	1.67	1.42	23.2	1.96	1.46
Refractory	38.9	2.56	3.20	25.1	2.81	2.27

Total Proven and Probable (8)	65.3	2.20	4.62	48.3	2.40	3.73

Notes to the Mineral Reserve Statement:

(1)	The stated Mineral Reserve for Bogoso/Prestea includes Prestea South, Pampe and Mampon.
(2)	The stated Mineral Reserve for Wassa includes the Hwini-Butre and Benso properties.
(3)	The stated Mineral Reserves have been prepared in accordance with Canada’s National Instrument 43-101 Standards of Disclosure for Mineral Projects and are classified in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum’s “CIM Definition Standards – For Mineral Resources and Mineral Reserves”. Mineral Reserves are equivalent to “proven” and “probable reserves” as defined by the SEC Industry Guide 7. Mineral Reserve estimates reflect the Company’s reasonable expectation that all necessary permits and approvals will be obtained and maintained. Mining dilution and mining recovery vary by deposit and have been applied in estimating the Mineral Reserves.

(4)	The 2010 and 2009 Mineral Reserves were prepared under the supervision of Mr. Karl Smith, Vice President Technical Services for the Company. Mr. Smith is a “Qualified Person” as defined by Canada’s National Instrument 43-101.
(5)	The Mineral Reserves at December 31, 2010, were estimated using a gold price of $1,025 per ounce, which is approximately equal to the three-year average gold price. At December 31, 2009, Mineral Reserves were estimated using a gold price of $850 per ounce.
(6)	The terms “non-refractory” and “refractory” refer to the metallurgical characteristics of the ore and are defined in the Glossary of Terms. We plan to process the refractory ore in our sulfide bio-oxidation plant at Bogoso and to process the non-refractory ore using our more traditional gravity, flotation and/or cyanidation techniques.
(7)	The slope angles of all pit designs are based on geotechnical criteria as established by external consultants. The size and shape of the pit designs are guided by consideration of the results from a pit optimization program which incorporates historical and projected operating costs at Bogoso/Prestea, Wassa and Hwini-Butre and Benso. Metallurgical recoveries are based on historical performance or estimated from test work and typically range from 80% to 95% for non-refractory ores and from 70% to 85% for refractory ores. A government royalty of 5% of gold revenues is allowed as are other applicable royalties.
(8)	Numbers may not add due to rounding.

STOCKPILED ORES

Stockpiled ores are included in the Mineral Reserves for both Bogoso/Prestea and Wassa. Details of the Proven and Probable stockpiles included in the Mineral Reserves at year-end 2010 and 2009 are summarized in the table below.

PROVEN AND PROBABLE STOCKPILES INCLUDED IN MINERAL RESERVES

	As at December 31, 2010			As at December 31, 2009
Property Mineral Reserve Category	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)

Bogoso/Prestea
Proven Stockpiles
Non-refractory	0.0	2.56	0.00	0.0	2.32	0.00
Refractory	0.0	2.10	0.00	0.1	2.67	0.01

Total Proven Stockpiles	0.1	2.42	0.00	0.1	2.57	0.01

Probable Stockpiles
Non-refractory	—	—	—	—	—	—
Refractory	0.2	2.31	0.02	0.7	2.34	0.05

Total Probable Stockpiles	0.2	2.31	0.02	0.7	2.34	0.05

Total Proven and Probable
Non-refractory	0.0	2.56	0.00	0.0	2.32	0.00
Refractory	0.2	2.30	0.02	0.7	2.37	0.06

Total Bogoso/Prestea Proven and Probable	0.3	2.33	0.02	0.8	2.37	0.06

Wassa
Proven Stockpiles
Non-refractory	0.3	0.78	0.01	0.3	1.08	0.01
Probable Stockpiles
Non-refractory	2.6	0.52	0.04	2.7	0.52	0.05

Total Wassa Proven & Probable Stockpiles	2.8	0.55	0.05	3.0	0.57	0.06

Totals
Proven Stockpiles
Non-refractory	0.3	0.98	0.01	0.3	1.20	0.01
Refractory	0.0	2.10	0.00	0.1	2.67	0.01

Total Proven Stockpiles	0.3	1.03	0.01	0.4	1.49	0.02

Probable Stockpiles
Non-refractory	2.6	0.52	0.04	2.7	0.52	0.05
Refractory	0.2	2.31	0.02	0.7	2.34	0.05

Total Probable Stockpiles	2.8	0.67	0.06	3.4	0.87	0.10

Total Proven and Probable Stockpiles
Non-refractory	2.9	0.57	0.06	3.0	0.59	0.06
Refractory	0.2	2.30	0.02	0.7	2.37	0.06

Total Proven and Probable Stockpiles	3.1	0.70	0.07	3.8	0.93	0.11

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

For the Mineral Reserves at December 31, 2010, and 2009, there is no difference between the Mineral Reserves as disclosed under NI 43-101 and those disclosed under SEC Industry Guide 7, and therefore no reconciliation is provided.

RECONCILIATION OF PROVEN AND PROBABLE MINERAL RESERVES—DECEMBER 31, 2009 TO DECEMBER 31, 2010

	Tonnes (millions)	Contained Ounces (millions)	Tonnes (% of Opening)	Ounces (% of Opening)
Mineral Reserves at December 31, 2009	48.3	3.73	100	100
Gold Price Increase (1 and 6)	15.5	0.74	32	20
Exploration Changes (2 and 7)	4.3	0.51	9	14
Mining Depletion (3)	(4.3)	(0.46)	(9)	(12)
Engineering (4)	1.5	0.10	3	3

Mineral Reserves at December 31, 2010 (5)	65.3	4.62	135	124

Notes to the reconciliation of Mineral Reserves:

(1)	Gold Price Increase represents changes resulting from an increase in gold price used in the Mineral Reserve estimates from $850 per ounce in 2009 to $1,025 per ounce in 2010.
(2)	Exploration Changes include changes due to geological modeling, data interpretation and resource block modeling methodology as well as exploration discovery of new mineralization.
(3)	Mining Depletion represents the 2009 Mineral Reserve within the volume mined in 2010 with adjustments to account for stockpile addition and depletions during 2010 and therefore does not correspond with 2010 actual gold production.
(4)	Engineering includes changes as a result of engineering facts such as changes in operating costs, mining dilution and recovery assumptions, metallurgical recoveries, pit slope angles and other mine design and permitting considerations.
(5)	Numbers may not add due to rounding.
(6)	Pit design changes that are primarily due to a higher gold price are included here.
(7)	Pit design changes that are primarily due to exploration discoveries are included here.

NON-RESERVES—MEASURED AND INDICATED MINERAL RESOURCES

Cautionary Note to U.S. Investors Concerning Estimates of Measured and Indicated Mineral Resources

This section uses the terms “Measured Mineral Resources” and “Indicated Mineral Resources.” We advise U.S. investors that while those terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them. US investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into Mineral Reserves.

Our Measured and Indicated Mineral Resources, which are reported in this Form 10-K, do not include that part of our Mineral Resources that have been converted to Proven and Probable Mineral Reserves as shown above, and have been estimated in compliance with definitions set out in NI 43-101. Golden Star Resources has filed Technical Reports regarding the initial disclosure of Mineral Reserves and Mineral Resources for Bogoso/Prestea, Wassa and the HBB properties as required by NI 43-101 regulations. See our “Glossary of Terms.”

Except as otherwise provided, the total Measured and Indicated Mineral Resources for all properties have been estimated at an economic cut-off grade based on a gold price of $1,300 per ounce for December 31, 2010, and $1,000 per ounce for December 31, 2009, and on economic parameters deemed realistic. The economic cut-off grades for Mineral Resources are lower than those for Mineral Reserves and are indicative of the fact that the Mineral Resource estimates include material that may become economic under more favorable conditions including increases in gold price.

The following table summarizes our estimated non-reserves—Measured and Indicated Mineral Resources as of December 31, 2010, as compared to the totals for December 31, 2009:

	Measured		Indicated		Measured & Indicated
Property	Tonnes (millions)	Gold Grade (g/t)	Tonnes (millions)	Gold Grade (g/t)	Tonnes (millions)	Gold Grade (g/t)
Bogoso/Prestea (1)	8.5	1.94	19.3	2.00	27.8	1.98
Prestea Underground	—	—	1.1	15.80	1.1	15.80
Wassa	0.1	0.88	20.3	1.07	20.4	1.07
Benso	—	—	0.8	2.53	0.8	2.53
Chichiwelli Manso	—	—	0.9	1.80	0.9	1.80
Hwini-Butre	—	—	0.5	2.07	0.5	2.07
Father Brown Underground (8)	—	—	0.8	6.68	0.8	6.68
Goulagou (7)	—	—	2.7	1.75	2.7	1.75

Total 2010 (6)	8.6	1.93	46.4	2.00	54.9	1.99

Total 2009	4.8	1.87	21.8	2.66	26.6	2.52

Notes to Non-Reserves—Measured and Indicated Mineral Resources Table:

(1)	The Mineral Resources for Bogoso/Prestea include Pampe and Mampon.
(2)	The Mineral Resources were estimated in accordance with the definitions and requirements of Canada’s National Instrument 43-101. The Mineral Resources are equivalent to Mineralized Material as defined by the SEC Industry Guide 7.
(3)	The Mineral Resources, other than for Goulagou (see Note 8), were estimated using optimized pit shells at a gold price of $1,300 per ounce from which the Mineral Reserves have been subtracted. Other than gold price, the same optimized pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. The Prestea Underground resource was estimated using a $1,300 per ounce gold price and operating cost estimates. In 2009, we used a gold price of $1,000 per ounce for the optimized shell.
(4)	The Mineral Resources are not included in and are in addition to the Mineral Reserves described above.
(5)	The Qualified Person for the estimation of the Mineral Resources is S. Mitchel Wasel, Golden Star Resources Vice President of Exploration.
(6)	Numbers may not add due to rounding.
(7)	The Mineral Resources for Goulagou were estimated using optimized pit shells at a gold price of $560. Pit optimization parameters for the Goulagou Mineral Resources were estimated based on feasibility studies on other similar gold deposits in Burkina Faso, Golden Star’s experience in West Africa, and from limited metallurgical test work on the Goulagou ores. Heap leach processing was the assumed processing option for this deposit. Goulagou is 10% owned by an unrelated party.
(8)	The Father Brown Underground resource has been estimated below the $1,300 pit shell down to the 700 m elevation using an economic gold grade cut off of 4.5 g/t.

NON-RESERVES—INFERRED MINERAL RESOURCES

Cautionary Note to U.S. Investors Concerning Estimates of Inferred Mineral Resources

This section uses the term “Inferred Mineral Resources.” We advise U.S. investors that while this term is recognized and required by NI 43-101, the U.S. Securities and Exchange Commission does not recognize it. “Inferred Mineral Resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of Inferred Mineral Resources will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of Inferred Mineral Resources cannot form the basis of feasibility or other economic studies. U.S. investors are cautioned not to assume that part or all of the Inferred Mineral Resource exists, or is economically or legally mineable.

Our Inferred Mineral Resources have been estimated in compliance with definitions defined by NI 43-101. Golden Star Resources has filed Technical Reports regarding the initial disclosure of Mineral Reserves and Mineral Resources for Bogoso/Prestea, Wassa and the HBB properties as required by NI 43-101. See our “Glossary of Terms.”

The total Inferred Mineral Resources for all of our open pit deposits are those ore tonnages contained within economically optimized pits, configured using current and predicted mining and processing methods and related operating costs and performance parameters. Except as otherwise indicated, the Inferred Mineral Resources for all properties have been estimated at economic cut-off grades based on gold prices of $1,300 per ounce and $1,000 per ounce as of December 31, 2010, and December 31, 2009, respectively, and economic parameters deemed realistic.

The following table summarizes estimated non-reserves – Inferred Mineral Resources as of December 31, 2010, as compared to the total for December 31, 2009:

Property	Tonnes (millions)	Gold Grade (g/t)
Bogoso/Prestea (1)	10.6	2.11
Prestea Underground	4.1	8.20
Wassa	0.1	2.27
Benso	0.1	3.56
Hwini-Butre	0.7	1.71
Chichiwelli Manso	0.1	2.23
Father Brown Underground (8)	0.4	5.97
Goulagou (7)	0.5	1.00

Total 2010	16.5	3.66

Total 2009	11.0	4.62

Notes to Non-Reserves—Inferred Mineral Resources Table

(1)	The Inferred Mineral Resources for Bogoso/Prestea incorporates Pampe and Mampon.
(2)	The Inferred Mineral Resources were estimated in accordance with the definitions and requirements of Canada’s National Instrument 43-101. Inferred Mineral Resources are not recognized by the United States Securities and Exchange Commission.
(3)	The Inferred Mineral Resources, other than for Goulagou, were estimated using an optimized pit shell at a gold price of $1,300 per ounce from which the Mineral Reserves have been subtracted. Other than gold price, the same optimized pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. For Goulagou optimized pit shell at a gold price of $560 was used. The Prestea Underground resource was estimated using an $1,300 per ounce gold price and operating cost estimates.
(4)	The Inferred Mineral Resources are not included in and are in addition to the Mineral Reserves described above.
(5)	The Qualified Person for the estimation of the Inferred Mineral Resources is S. Mitchel Wasel, Golden Star Resources Vice President of Exploration.
(6)	Numbers may not add due to rounding.
(7)	Pit optimization parameters for the Goulagou Inferred Mineral Resources were estimated based on feasibility studies on other similar gold deposits in Burkina Faso, Golden Star’s experience in West Africa, and from limited metallurgical test work on the Goulagou ores. Heap leach processing was the assumed processing option for this deposit.
(8)	The Father Brown Underground resource has been estimated below the $1,300 pit shell down to the 700 m elevation using an economic gold grade cut off of 4.5 g/t.

EMPLOYEES

As of December 31, 2010, Golden Star, including our majority-owned subsidiaries, had approximately 2,120 full time employees and approximately 370 contract employees, for a total of 2,490, a 13% increase from the approximately 2,200 full time and contract employees at the end of 2009. The 2010 total includes 20 employees at our principal office in Littleton, Colorado and 4 exploration personnel in South America.

CUSTOMERS

Currently all of our gold production is shipped to a South African gold refinery in accordance with a gold sales contract. The refinery arranges for sale of the gold on the day it is shipped from the mine site and we receive payment for gold sold approximately two working days after the gold leaves the mine site. The global gold market is competitive with numerous banks and refineries willing to buy gold on short notice. Therefore, we believe that the loss of our current customer would not materially delay or disrupt revenues.

COMPETITION

Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing gold properties. Factors that allow gold producers to remain competitive in the market over the long term include the quality and size of ore bodies, cost of operation, and the acquisition and retention of qualified employees. We compete with other mining companies in the acquisition, exploration, financing and development of new mineral properties. Many of these companies are larger and better capitalized than we are. There is significant competition for a limited number of gold acquisition and exploration opportunities. We also compete with other mining companies for skilled mining engineers, mine and processing plant operators and mechanics, mining equipment, geologists, geophysicists and other experienced technical personnel.

SEASONALITY

All of our operations are in tropical climates that experience annual rainy seasons. Ore output from our surface mining operations can be reduced during wet periods. While mine plans anticipate periods of high rain fall each year, in the third and fourth quarters of 2010 unusually heavy rainfall disrupted operations at both Bogoso/Prestea and Wassa/HBB for extended periods. Exploration activities are generally timed to avoid the rainy periods to ease transportation logistics associated with wet roads and swollen rivers.

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

ITEM 1A.  RISK FACTORS

You should consider the following discussion of risks in addition to the other information contained in or included by reference in this Form 10-K. In addition to historical information, the information in this Form 10-K contains “forward-looking statements” about our future business and performance. Our actual operating results and financial performance may be very different from what we expect as of the date of this Form 10-K. The risks below address material factors that may affect our future operating results and financial performance.

General Risks

A substantial or prolonged decline in gold prices would have a material adverse effect on us.

The price of our common shares, our financial results and our exploration, development and mining activities have previously been, and would in the future be significantly adversely affected by a substantial or prolonged decline in the price of gold. The price of gold is volatile and is affected by numerous factors beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold-producing countries throughout the world. Any drop in the price of gold adversely impacts our revenues, profits and cash flows. In particular, a sustained low gold price could:

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

While we had net income of $16.5 million in 2009, we experienced net losses of $8.3 million, $119.3 million and $35.3 million in 2010, 2008 and 2007, respectively, and have experienced net losses in other prior fiscal years. In recent years, increasing operating costs, natural variation in ore grades and gold recovery rates within the pits mined, and impairment write-offs of mine property and exploration property costs have been the primary factors contributing to such losses. In the future, these factors, as well as declining gold prices, could cause us to continue to be unprofitable. Future operating losses could adversely affect our ability to raise additional capital if needed, and could materially and adversely affect our operating results and financial condition. In addition, continuing operating losses could affect our ability to meet our debt payment obligations.

Our obligations could strain our financial position and impede our business strategy.

We had total consolidated debt and liabilities as of December 31, 2010, of $282.3 million, including $15.7 million in equipment financing loans; $108.8 million ($125.0 million including the loan’s equity portion) pursuant to the convertible debentures; $88.5 million of current trade payables, accrued current and other liabilities; $21.6 million of current and future taxes; $2.7 million payable under capital leases and a $45.0 million accrual for environmental rehabilitation liabilities. Our indebtedness and other liabilities may increase as a result of general corporate activities. These liabilities could have important consequences, including the following:

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

While we have received significant infusions of cash from sales of equity and debt securities, our only current significant internal sources of funds are operational cash flows from Bogoso/Prestea and Wassa/HBB. The anticipated continuing exploration and development of our properties are expected to require significant expenditures over the next several years. Although we expect sufficient internal cash flow to cover all of these projects, such expenditures may exceed free cash flows generated by Bogoso/Prestea and Wassa/HBB in future years, and therefore, we may require additional external debt or equity financing. Our ability to raise significant new capital will be a function of macroeconomic conditions, future gold prices, our operational performance and our then current cash flow and debt position, among other factors. In light of the current limited global availability of credit, we may not be able to obtain adequate financing on acceptable terms or at all, which could cause us to delay or indefinitely postpone further exploration and development of our properties. As a result, we could lose our interest in, or could be forced to sell, some of our properties.

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

During the second quarter of 2010, we entered into contracts with respect to 32,000 ounces of gold to address potential gold price volatility. All of these contracts expired by the end of the second quarter of 2010. As of December 31, 2010, we had no outstanding hedge contracts. While we may enter into additional hedging arrangements in the future, further hedging activities might not protect adequately against declines in the price of gold. In addition, although a hedging program could protect us from a decline in the price of gold, it might also prevent us from benefiting fully from price increases. For example, as part of a hedging program, we could be obligated to sell gold at a price lower than the then-current market price.

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

We are subject to litigation risks.

All industries, including the mining industry, are subject to legal claims, with and without merit. As such, we are involved in various routine legal proceedings incidental to our business. Defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding could have a material effect on our future financial position and results of operations.

We are subject to a number of operational hazards that can delay production or result in liability to us.

Our activities are subject to a number of risks and hazards including:

•	power shortages;

•	mechanical and electrical equipment failures;

•	parts availability;

•	unexpected changes in ore grades;

•	unexpected changes in ore chemistry and gold recoverability;

•	environmental hazards;

•	discharge of pollutants or hazardous chemicals;

•	industrial accidents;

•	labor disputes and shortages;

•	supply and shipping problems and delays;

•	shortage of equipment and contractor availability;

•	unusual or unexpected geological or operating conditions;

•	cave-ins of underground workings;

•	slope failures and failure of pit walls or dams;

•	fire;

•	marine and transit damage and/or loss;

•	changes in the regulatory environment, including in the area of climate change;

•	delayed or restricted access to ore due to community interventions; and

•	natural phenomena such as inclement weather conditions, floods, droughts and earthquakes.

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

Portions of our Wassa property, as well as some of our exploration properties in Ghana, including Dunkwa, are located within forest reserve areas. Although Dunkwa and Wassa have been identified by the Government of Ghana as eligible for mining permits, subject to normal procedures and a site inspection, permits for projects in forest reserve areas may not be issued in a timely fashion, or at all, and such permits may contain special requirements with which it is burdensome or uneconomic to comply.

Mining and processing gold from our future development projects in Ghana will require mining, environmental, and other permits and approvals from the Government of Ghana. These permits and approvals may not be issued on a timely basis or at all, and such permits and approvals, when issued, may be subject to requirements or conditions with which it is burdensome or uneconomic to comply. For example, although we received mining permits for Prestea South in 2008, we are still awaiting the environmental permit from the Government of Ghana. Such permitting issues could adversely affect our projected production commencement dates, production amounts and costs.

Developing our pit at Dumasi will require us to implement a resettlement action plan and reach agreements both with the residents that live close to the pit and other stakeholders. These negotiations could be difficult or unsuccessful and may materially affect our ability to access these mineral reserves and mineral resources.

Due to an increased level of non-governmental organization activity targeting the mining industry in Ghana, the potential for the Government of Ghana to delay the issuance of permits or impose new requirements or conditions upon mining operations in Ghana may increase. Any changes in the Government of Ghana’s policies, or their application, may be costly to comply with and may delay mining operations. The exact nature of other environmental control problems, if any, which we may encounter in the future, cannot be predicted primarily because of the changing character of environmental requirements that may be enacted within the various jurisdictions where we operate.

As a result of the foregoing risks, project expenditures, production quantities and rates and cash operating costs, among other things, could be materially and adversely affected and could differ materially from anticipated expenditures, production quantities and rates, and costs. In addition, estimated production dates could be delayed materially. Any such events could have a materially adverse effect on our business, financial condition, results of operations and cash flows.

The development and operation of our mining projects involve numerous uncertainties that could affect the feasibility or profitability of such projects.

Mine development projects, including our recent development at Benso and Hwini-Butre, typically require a number of years and significant expenditures during the development phase before production is possible.

Development projects are subject to the completion of successful feasibility studies and environmental and socioeconomic assessments, the issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

•	estimation of mineral reserves and mineral resources;

•	mining rate, dilution and recovery;

•	anticipated metallurgical characteristics of the ore and gold recovery rates;

•	environmental and community considerations including resettlement, permitting and approvals;

•	future gold prices; and

•	anticipated capital and operating costs.

Estimates of proven and probable mineral reserves and operating costs developed in feasibility studies are based on reasonable assumptions including geologic and engineering analyses and may not prove to be accurate.

The management of mine development projects and the start up of new operations are complex. Completion of development and the commencement of production may be subject to delays, as occurred in connection with the Bogoso sulfide expansion project. Any of the following events, among others, could affect the profitability or economic feasibility of a project:

•	unanticipated changes in grade and tonnage of ore to be mined and processed;

•	unanticipated adverse geotechnical conditions;

•	incorrect data on which engineering assumptions are made;

•	costs of constructing and operating a mine in a specific environment;

•	cost of processing and refining;

•	availability of economic sources of power and fuel;

•	availability of qualified staff;

•	adequacy of water supply;

•	adequate access to the site including competing land uses (such as agriculture and illegal mining);

•	unanticipated transportation costs and shipping incidents and losses;

•	significant increases in the cost of diesel fuel, cyanide or other major components of operating costs;

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

Substantial expenditures are required to determine if a project has economically mineable mineralization. It could take several years to establish Proven and Probable Mineral Reserves and to develop and construct mining and processing facilities. Because of these uncertainties, we cannot assure you that current and future exploration programs will result in the discovery of Mineral Reserves, the expansion of our existing Mineral Reserves or the development of mines.

We face competition from other mining companies in connection with the acquisition of properties.

We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing gold. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we might be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our future revenues, operations and financial condition could be materially adversely affected.

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

We are subject to changes in the regulatory environment where we operate which may increase our costs of compliance.

Our mining operations and exploration activities are subject to extensive regulation governing various matters, including:

•	licensing;

•	production;

•	taxes;

•	disposal of process water or waste rock;

•	toxic substances;

•	development and permitting;

•	exports and imports;

•	labor standards;

•	mine and occupational health and safety;

•	environmental protection and corporate responsibility, and

•	mine rehabilitation and closure plans.

Compliance with these regulations increases the costs of the following:

•	planning;

•	designing;

•	drilling;

•	operating;

•	developing;

•	constructing; and

•	closure, reclamation and rehabilitation and post closure.

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

As part of its periodic assessment of mine reclamation and closure costs, the Ghana Environmental Protection Agency (the “EPA”) reviews the adequacy of reclamation bonds and guarantees. In certain cases, it has requested higher levels of bonding based on its findings. If the EPA were to require additional bonding at our properties, it may be difficult, if not impossible, to provide sufficient bonding. If we are unable to meet any such increased requirements or negotiate an acceptable solution with the Ghanaian government, our operations and exploration and development activities in Ghana may be materially adversely affected.

The Government of Ghana has the right to increase its interest in certain subsidiaries.

In accordance with the Minerals and Mining Act, 2006 (Act 703), the Government of Ghana has a 10% carried interest in the mineral operations of Ghanaian mining companies. The carried interest comes into existence at the time the government issues a mining license. As such, the Government of Ghana currently has a 10% carried interest in our subsidiaries that own the Bogoso/Prestea properties, and the Wassa/HBB properties.

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

During the first quarter of 2010, the Government of Ghana amended the Minerals and Mining Act to change the method of calculating mineral royalties payable to the Government. The prior rules established a royalty rate of not less than 3% and not more than 6% of a mine’s total revenues, the exact amount being determined by each mine’s margin as defined in the law. Under the old rules, our mines have, since their inception, qualified for and paid a 3% rate. Under the amended law, the royalty has been set at a flat rate of 5% of mineral revenues with an effective date of March 19, 2010. In October 2010, we were notified that the effective date was extended to the end of March 2011.

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

Illegal mining has occurred on our properties, it is difficult to control, can disrupt our business and can expose us to liability.

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

Our activities are subject to complex laws, regulations and accounting standards that can adversely affect operating and development costs, the timing of operations, the ability to operate our mines and our financial results.

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

Annually, we are required to test our internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Failure to maintain effective internal controls could have a material adverse effect on our business and share price.

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

Investors could have difficulty or be unable to enforce certain civil liabilities on us, our directors and our experts.

Golden Star is a Canadian corporation. A majority of our assets are located outside of Canada and the United States, and our head office is located in the United States. It might not be possible for investors to collect judgments obtained in Canadian courts predicated on the civil liability provisions of Canadian or U.S. securities legislation. It could also be difficult for investors to effect service of process in connection with any action brought in the United States upon our directors and officers. Execution by United States courts of any judgment obtained against us, or any of the directors or executive officers, in the United States courts would be limited to our assets or the assets of such persons in the United States. The enforceability in Canada of United States judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the United States is doubtful.

There are certain U.S. federal income tax risks associated with ownership of Golden Star common shares.

Holders of our common shares or options to purchase our common shares or convertible debentures, referred to as “equity securities”, who are U.S. taxpayers should consider that we could be considered to be a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes. Although we believe that we were not a PFIC in 2010 and do not expect to become a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control, and can be subject to uncertainties, and we cannot assure you that we will not be a PFIC. We undertake no obligation to advise holders of our equity securities as to our PFIC status for any year.

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

The portion of any excess distribution (including gains treated as excess distributions) allocated to the current year would be includible as ordinary income in the current year. The portion of any excess distribution allocated to prior years would be taxed at the highest marginal rate applicable to ordinary income for each such year (regardless of the taxpayer’s actual marginal rate for that year and without reduction by any losses or loss carry forwards) and would be subject to interest charges to reflect the value of the U.S. income tax deferral.

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

The conversion price of the convertible debentures is $5.00 and represented a 26% premium over the closing price of our common shares on the NYSE Amex on February 22, 2011. In the event our share price is greater than the conversion price, this conversion feature may limit the increase in the price of our common shares, since any increase in the stock price above the conversion price will make it more likely that the convertible debentures will be converted, thereby exerting a downward pressure on the market price of the common shares.

The existence of outstanding rights to purchase or acquire common shares could impair our ability to raise capital.

As of February 22, 2011, there were options outstanding to purchase up to 6,675,272 common shares at exercise prices ranging from Cdn$1.02 to Cdn$6.95 per share. In addition, 11,004,446 additional common shares are available for issuance under our stock option plans. Furthermore, 25.0 million common shares are currently issuable upon conversion of the convertible debentures (additional shares may be issuable in certain circumstances.) During the life of the options, convertible debentures and other rights, the holders are given an opportunity to profit from a rise in the market price of common shares, with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period such rights are outstanding could be adversely affected, and the existence of the rights could have an adverse effect on the price of our common shares. The holders of the options, convertible debentures and other rights can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.

Current global financial conditions may affect our ability to obtain financing and may negatively affect our asset values and results of operations.

Global financial conditions during the past three years have been characterized by heightened volatility and uncertainty. As a result, access to financing has been negatively impacted, which may affect our ability to obtain equity or debt financing in the future on favorable terms. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If such increased levels of volatility and market turmoil continue or worsen, our operations could be adversely impacted and the trading price of our common shares may be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

MAPS OF OPERATIONS AND PROPERTIES

The maps below show the locations of Bogoso, Prestea, Wassa, Pampe, the Hwini-Butre, Benso and Mampon in Ghana, and various exploration properties in other areas of West Africa and Brazil. These properties are described in further detail below.

Amélékia
Abengourou
GHANA
Map Area
CÔTE D'IVOIRE
Mampon
Agboville
Pampé
Accra
Bogoso / Prestea
Wassa
Chichiwelli
Adubrim
Hwini-Butre / Benso
Manso
EXPLANATION
Golden Star Mining Leases
Golden Star Exploration Properties
GULF OF GUINEA
0
100 KM
N

BRAZIL
W. Natal
SE Cajueiro
Atlantic Ocean
Fabinho
Novo Mundo
Cafundo - Chapadinha
Mato Grosso
Boa Vista
Brasilia
Minas Gerais
Goias
Fazenda Guardas
Sao Bartolomeu
Alto da Varginha
EXPLANATION
Golden Star Exploration Properties
N
0
750
Km

PROPERTY STATUS TABLE

The chart below summarizes information regarding our more significant properties, which are described in further detail below:

Property		Type of Interest	Expiry Date	Property size	2010 Status	Comments
Bogoso (Ghana)	Bogoso Mining Lease 1	Government granted mining leases held by a 90% owned subsidiary	8/20/2017	50 km2	Active	Mining stage
	Bogoso Mining Lease 2		8/15/2018	45 km2
Bogoso (Ghana)	Bogoso Prospecting License	Prospecting license	3/10/2004 Renewal under application	58.52 km2	Inactive	Exploration stage
Prestea (Ghana)	Prestea Mining Surface Lease	Government granted mining lease held by a 90% owned subsidiary	6/28/2031	115.5 km2	Active	Mining and development stage
Prestea Underground (Ghana)	Prestea Underground Mining Lease	Government granted mining lease held by a 81% beneficial interest	7/6/2031	11.3 km2 lies directly below Prestea surface lease	Active	Exploration stage
Wassa (Ghana)	Wassa Mining Lease	Government granted mining lease held by a 90% owned subsidiary	9/16/2022	52.89 km2	Active	Mining stage
Wassa Regional (Ghana)	Accra Newtown	Prospecting license	7/27/2011	15.68 km2	Active	Exploration stage
	Adaase	Prospecting license	12/15/2009 Renewal under application	45.6 km2		Exploration stage
	Ateiku-Twifo	Reconnaissance license	1/5/2010 Renewal under application	39.7 km2		Exploration stage
	Dwaben (Safric)	Reconnaissance license	2/1/2007 Renewal under application	24.05 km2		Exploration stage
Dunkwa-Asikuma (Ghana)		Prospecting license	7/21/2011	66 km2	Active	Development stage

Property		Type of Interest	Expiry Date	Property size	2010 Status	Comments
Dunkwa-Mansiso (Ghana)		Prospecting license	7/21/2011	56 km2	Active	Exploration stage

Akropong (Ghana)	Moseaso	Prospecting license	1/10/2010 Renewal under application	43.2 km2	Active	Exploration stage
	Kobra-Riyadh East	Reconnaissance license	Conversion to PL in advanced stage	138 km2		Exploration stage
Pampe	Pampe Mining Lease	Mining lease	6/3/2012	50 km2	Active	Mining and Exploration stage
Hwini-Butre (Ghana)		Mining lease	1/10/2012	40 km2	Active	Mining and Exploration stage
Manso (Ghana)		3 Prospecting licenses and joint venture agreements	Various	221.07 km2	Active	Exploration stage
Benso – Subriso Block (Ghana)		Mining lease	9/26/2011	20.38 km2	Active	Mining and Exploration stage
Benso- Amantin & Chichiwelli Blocks (Ghana)		Prospecting license	11/18/2010 Renewal under application	22.46 km2	Active	Exploration stage

Property		Type of Interest	Expiry Date	Property size	2010 Status	Comments
Ghana Regional	Abura	Prospecting license – joint venture	2/3/2012	129.05 km2	Active	Exploration stage
	Adubrim	Reconnaissance license	12/3/2008 Conversion to PL under application	85.17 km2
	Afranse	Prospecting license – joint venture	2/23/2011	77.46 km2
	Hotopo	Reconnaissance license- joint venture	12/19/2008 Renewal under application	18.06 km2
	Oseneso	Prospecting license – joint venture	3/1/2011	66.21 km2
	Wassa Akropong (Rocco 1)	Reconnaissance license- joint venture	1/5/2010 Renewal under application	66.4 km2
Côte d’Ivoire Regional	Amelekia	Exploration license	8/10/2010	403.5 km2	Active	Exploration stage
	Abengourou	Exploration license	8/10/2010	537.3 km2
	Agboville	Exploration license (Renewal has been granted but documents are pending due to current political situation)	8/10/2010	481.0 km2
Mano JV (Sierra Leone)	Sonfon South	Mano River Resources Inc	8/18/2011	153 km2	Active	Exploration stage

Property		Type of Interest	Expiry Date	Property size	2010 Status	Comments
Burkina Faso	Goulagou	Agreement allow earning up to 90%	11/11/2011	185.25 km2	Active	Optioned to Riverstone Resources Inc.
	Rounga	Agreement allow earning up to 90%	11/13/2012	240 km2		Optioned to Riverstone Resources Inc.
	Youba	Agreement allow earning up to 90%	10/17/2011	61.75 km2		Optioned to Riverstone Resources Inc. Formerly part of the optioned Goulagou permit
	Tougou	Exploration Permit – 100% held by GSE-BF (GSR subsidiary)	8/21/2011	128 km2		Exploration stage
	Bangodo	Exploration Permit – 100% held by GSE-BF (GSR subsidiary)	10/17/2011	249.77 km2		Exploration stage
	Kampouaga	100 % held by GSE-BF (GSR Subsidiary)	10/17/2011	243.99 km2		Exploration stage
Niger	Deba	Exploration Permit – 100% held by GSE-Niger (GSR subsidiary)	12/27/2013	275 km2	Active	JV with AMI Resources Inc who are earning into properties
	Tialkam	Exploration Permit – 100% held by GSE-Niger (GSR subsidiary)	12/27/2013	183 km2
Brazil	MT-Iriri	41 Prospecting Liceses - Joint Venture	1/23/2011 3/14/2011 Renewal under application 7/14/2011 12/3/2012	3,348 km2	Active	Exploration stage JV with Votorantim Metais Zinco S/A
	MT-Nhandu/Fabinho/Natal	5 Prospecting Liceses - 100% held by Caystar-Brasil (GSR subsidiary)	4/4/2011 Renewal under application 1/24/2013	395 km2	Active	Exploration stage
	MG-Sao Bartolomeu	7 Prospecting Liceses - JV Agreement allow earning up to 65%	9/12/2010 Renewal under application 6/27/2011 12/15/2011 6/7/2012	98 km2	Active	Optioned to Kinross Brasil Mineracao S/A
	MG-Alto da Varginha	3 Prospecting Liceses - JV	2/18/2012 5/11/2013	47 km2	Active	Optioned to Mineracao Iamgold Brasil Ltda.
	GO-Cafundo/Goianesia	7 Prospecting Liceses - 100% held by Caystar-Brasil (GSR subsidiary)	7/2/2013 7/13/2013	134 km2	Active	Exploration stage

MINING IN GHANA

Ghanaian Ownership and Special Rights

Ghana is situated on the west coast of Africa, approximately 600 km north of the Equator on the Gulf of Guinea. Accra, the capital city of Ghana, is located almost exactly on the Prime Meridian. The former British colony changed its name from the Gold Coast to Ghana on achieving independence on March 6, 1957. Ghana is now a republic with a population of approximately 23 million people and a democratically elected government. English remains the official and commercial language.

The total land area of the country is approximately 238,000 square kilometers and the topography is relatively flat. Ghana has a tropical climate with two rainy seasons and two dry seasons each year, particularly in the Western Region where Golden Star Resources has its two operations.

Rights to explore and develop a mine are administered by the Minister of Lands and Natural Resources, through the Minerals Commission, a governmental organization designed to promote and regulate the development of Ghana’s mineral wealth in accordance with the Minerals and Mining Act of 2006 (Act 703), which came into effect in March 2006 (“2006 Mining Act”).

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

The 2006 Mining Act requires that any person who intends to acquire a controlling share of the equity of any mining company that has been granted a mining lease, must first give notice of its intent to the Government and obtain its consent prior to acquiring a controlling share.

Under the 2006 Mining Act, the Government of Ghana holds a 10% free-carried interest in all companies that hold mining leases. The 10% free carried interest entitles the Government to a pro-rata share of future dividends. The Government has no obligation to contribute development capital or operating expenses. GSBPL and GSWL owe $389.3 million and $118.0 million, respectively, to Golden Star or its subsidiaries as of December 31, 2010, for past advances and interest on these advances, and these amounts would be repaid before payment of any dividends.

Under the 2006 Mining Act, the Government of Ghana is empowered to acquire a special or golden share in any mining company. The special share would constitute a separate class of shares with such rights as the Government and the mining company might agree. Though deemed a preference share, it could be redeemed without any consideration or for a consideration determined by the mining company and payable to the holder on behalf of the Government of Ghana.

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

•	it would not confer a right to participate in the dividends, profits or assets of the company or a return of assets in a winding up or liquidation of the company; and

•	the holder of a special share may require the company to redeem the special share at any time for no consideration or for a consideration determined by the company.

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

Ghanaian Royalty Requirements

During the first quarter of 2010, the Government of Ghana amended its mining act to change the method of calculating mineral royalties payable to the Government. The prior rules established a royalty rate of not less than 3% and not more than 6% of a mine’s total revenues, the exact amount being determined by each mine’s margin as defined in the law. Under the old rules, our mines have, since their inception, qualified for and paid a 3% rate. The amended law set the royalty at a flat rate of 5% of mineral revenues. While the new law was initially effective as of as March 19, 2010, we were subsequently notified by the government that the effective date was extended to March 31, 2011. We paid a 3% royalty of $13.1 million, $12.8 million and $7.8 million in 2010, 2009 and 2008, respectively.

Environmental Laws and Regulations

Environmental matters in Ghana, including those related to mining, fall under the oversight of the Environmental Protection Agency (“EPA”), with some responsibilities lying with the Minerals Commission. The EPA has rules and guidelines that govern environmental and socioeconomic impact statements, environmental management plans, mine operations, the quality of water discharges to the receiving environment, environmental auditing and review, and mine closure and reclamation, among other matters to which our operations are subject. Additional provisions governing surface uses by our stakeholders are provided in the 2006 Mining Act.

All phases of our operations are subject to environmental laws and regulations in the various jurisdictions where we operate. These regulations may define, among other things, air and water quality standards, waste management requirements, and mine closure and land rehabilitation obligations. In general, environmental legislation is evolving to require stricter operating standards, more detailed social and environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees for social responsibility and health and safety. Changes in environmental regulations could affect the way we operate, resulting in higher environmental and social operating costs that may affect the viability of our operations. In Ghana, we have noted a trend toward increasing environmental requirements and changes in the way the EPA reviews project proposals and operational compliance.

We use hazardous chemicals in our gold recovery activities, and thus generate environmental contaminants that may adversely affect air and water quality. To mitigate these effects, we have established objectives to achieve regulatory requirements in all of our exploration, development, operation, closure, and post-closure activities so that our employees, the local environment and our stakeholder communities are protected and that the post-closure land use contributes to the sustainability of the local economy. In order to meet our objectives, we:

•	educate our managers so that they are committed to creating a culture that makes social and environmental matters an integral part of short and long-term operations and performance management systems;

•	work with our employees so that they understand and accept environmental and social policies and procedures as a fundamental part of the business;

•	signed and implemented the International Cyanide Management Code and attained certification for the Wassa and Bogoso/Prestea operations;

•	signed and publicly stated our support for the UN Global Compact and completed our commitments that are provided in our communications on progress (COP);

•

establish, and continue to improve operating standards and procedures that aim to meet or exceed requirements in relevant laws and regulations, the commitments made in our environmental impact statements, environmental and socioeconomic management plans, rehabilitation and closure plans and any international protocols to which we are a signatory;

•	incorporated environmental and human rights performance requirements into all relevant contracts;

•	provide training to employees and contractors in environmental matters;

•	regularly prepare, review, update and implement site-specific environmental management and rehabilitation and closure plans;

•	work to progressively rehabilitate disturbed areas in conformance with the site-specific environmental management and rehabilitation and closure plans;

•	consult local communities and regulators to provide us with input on our environmental management policies and procedures;

•	regularly review our environmental performance; and

•	publicly report our social, health, safety, and environmental performance.

Governmental approvals and permits are currently required, and will likely continue to be required in the future, in connection with our operations and development activities. To the extent that such approvals are required and not obtained, we could be limited or prohibited from continuing our mining and processing operations or from proceeding with planned exploration or the development of mineral properties.

Our mining, processing, development and mineral exploration activities are subject to various laws governing prospecting, development, production, taxes, labor standards, occupational health and safety requirements, land claims of local people and other matters. New rules and regulations may be enacted or existing rules and regulations may be modified and applied in a manner that could have an adverse effect on our financial position and results of operations.

Reclamation activities were ongoing at both Wassa/HBB and Bogoso/Prestea during 2010 to rehabilitate disturbed lands and reduce some of the long-term liabilities including re-profiling waste dumps, capping hard rock with oxide materials, topsoil spreading and planting for both slope stabilization and long-term rehabilitation. Our consolidated reclamation expenditures totaled $9.7 million, $2.0 million and $1.2 million in 2010, 2009 and 2008 respectively. The increase in 2010 spending reflects backfilling of a pit. We believe all our operations in Ghana are currently in substantial compliance with all environmental requirements.

Corporate Social Responsibility

In keeping with our health and safety, environmental, community relations and human rights policies, we strive at all times to conduct our business as a responsible corporate citizen. We believe our ongoing success in Ghana depends on our continuing efforts to build good relations with our local stakeholder communities, and by reviewing broader stakeholder comments and addressing stakeholder concerns in our developing projects and ongoing operations. We believe our success as an employer, as a neighbor and as an important part of the local economy, is furthered by contributing to the diversification of the local economy with initiatives such as our Oil Palm Project and by our support of community-driven improvement projects through our Golden Star Development Foundation. During 2010, the Development Foundation worked with our local Community Mine Consultation Committees to fund and sponsor several community–driven projects including an outpatients ward, a medical clinic, continuing scholarships for local students, supplying of medical equipment in partnership with Project C.U.R.E., school buildings and community electrification projects.

Our Oil Palm Project continued to advance during 2010 and now has over 790 hectares of palm oil trees under cultivation. We have also provided palm seedlings and other agricultural assistance to a group of local farmers who are developing an additional 100 hectares of palm oil trees on their own farms. GSR also supports a skills training program for stakeholders aimed at local economic development. The Golden Star Skills Training and Employability Program (GSSTEP) provides practical training for local people in construction and in high tech services such as cell phone repair. We currently have about 100 graduates who are now able to provide skilled services.

In our efforts to promote transparency in governance, we continue to work with the Extractive Industry Transparency Initiative and throughout 2010 we published our payments to the government of Ghana (e.g. taxes, royalties, fees). We furthered our work in human rights and against child and forced labor with an extensive training program within Golden Star and met with our major suppliers to outline our socioeconomic commitments.

Our commitment to the development of our stakeholder communities demonstrates Golden Star’s dedication to Ghana and to sharing the success of our operations with our local communities. As we continue to expand our community development programs, we plan to integrate more local people and communities into our economic development and outreach programs, so assisting the Western Region of Ghana to achieve its full potential within the broader Ghana development.

OPERATING PROPERTIES

THE BOGOSO/PRESTEA GOLD MINE

Bogoso/Prestea consists of a gold mining and processing operation located along the Ashanti Trend in western Ghana, approximately 35 kilometers northwest of the town of Tarkwa. It can be reached by paved roads from Tarkwa, a local commercial center, and from Accra, the capital of Ghana. Bogoso and Prestea are adjoining mining concessions that together cover approximately 40 kilometers of strike along the southwest-trending Ashanti gold district. Mining areas at Bogoso and Prestea are linked to the Bogoso processing plants by paved and gravel haul-roads located on our properties.

There are two ore processing facilities at Bogoso/Prestea and open pit mining methods are employed. Ore is hauled by truck from the pits to the processing plants. Equipment and facilities include the nominal 1.5 million tonne per annum Bogoso oxide plant, the nominal 3.5 million tonne per annum Bogoso sulfide plant, a fleet of haul trucks, loaders, drills and mining support equipment. In addition, there are numerous ancillary support facilities including warehouses, maintenance shops, roadways, administrative offices, an employee residential complex, power and water supply systems, a medical clinic, and a tailings storage facility.

We acquired Bogoso in 1999 and Prestea in 2001. Bogoso/Prestea gold sales totaled 170,973 ounces in 2010 and 186,054 in 2009. See the “Operating Results for Bogoso/Prestea” section below for additional details on historical production and operating costs. In addition to the Bogoso/Prestea complex described above, Bogoso/Prestea assets include the following properties:

Mampon - The Mampon deposit is located approximately 35 kilometers north of the Bogoso Sulfide plant. Mampon is an undeveloped gold deposit with, as of December 31, 2010, an estimated 1.9 million tonnes of Probable Mineral Reserves at an average gold grade of 4.33 g/t, which we plan to mine by open pit mining methods. It is expected that Mampon ore will be hauled by truck to the Bogoso processing plants when mining is initiated here.

Pampe - The Pampe deposit is located approximately 19 kilometers west of the Bogoso processing plants. As of December 31, 2010, we have estimated a Probable Mineral Reserve of 1.7 million tonnes at an average gold grade of 3.51 g/t. Pampe was mined during 2007 and 2008 but was placed on a care and maintenance until late 2010 when limited mining and waste stripping resumed. We plan to resume mining at Pampe before the end of 2011 after completing a waste strip program. The Pampe ore will be moved by truck to the Bogoso processing plants.

Prestea South - This property, located 20 km south of the Bogoso/Prestea processing plants, is discussed in more detail below under the “DEVELOPMENT PROPERTIES” section.

Prestea Underground - This property is discussed in more detail below under the “EXPLORATION STAGE PROPERTIES IN GHANA” section.

Geology at Bogoso/Prestea

Bogoso/Prestea lies within the Eburnean Tectonic Province in the West African Precambrian Shield along the Ashanti Trend located immediately south of the town of Bogoso. The area is dominated by a major northeast-southwest trending structural fault zone referred to as the Ashanti Trend, which hosts the Prestea, Bogoso, Obuasi and Konongo gold deposits, among others. Parallel to the Ashanti Trend is the Akropong Trend, which hosts the Ayanfuri deposit. The Akropong Trend is about 15 kilometers west of the Ashanti Trend in the Bogoso region.

Mineral Reserves at Bogoso/Prestea

At December 31, 2010, Bogoso/Prestea had Proven and Probable Mineral Reserves, including the Probable Mineral Reserves at Prestea South, Mampon and Pampe, of 47.2 million tonnes grading 2.49 g/t containing approximately 3.8 million ounces of gold before any reduction for recovery losses and the Government of Ghana’s 10% minority interest. See the Proven and Probable Mineral Reserves table and the Non-Reserves – Measured and Indicated Mineral Resource table in Item 1 of this Form 10-K.

Operating Results for Bogoso/Prestea

The following tables show historical operating results:

BOGOSO/PRESTEA OPERATING RESULTS	2010	2009	2008
Ore mined refractory (t)	2,733,730	2,940,822	2,604,639
Ore mined non-refractory (t)	115,417	—	140,036
Total ore mined (t)	2,849,147	2,940,822	2,744,675
Waste mined (t)	17,839,043	14,929,249	19,464,979
Refractory ore processed (t)	2,776,160	2,887,400	2,736,379
Refractory ore grade (g/t)	2.81	2.78	2.82
Gold recovery – refractory ore (%)	65.7	70.7	66.5
Non-refractory ore processed (t)	146,252	—	359,669
Non-refractory ore grade (g/t)	2.91	—	2.38
Gold recovery – non-refractory ore (%)	43.5	—	66.0
Gold sales (oz)	170,973	186,054	170,499
Cash operating cost ($/oz)	863	705	837
Royalties ($/oz)	36	30	26
Total cash cost ($/oz)	899	735	863

Exploration at Bogoso/Prestea

During 2010, Bogoso/Prestea area exploration activities focused on drilling VTEM geophysical targets and testing extensions of gold mineralization in proximity to the operating pits. Our drilling efforts were rewarded early in the year with the discovery of the Buesichem South deposit and our drilling program was re-focused on this new discovery. Two multipurpose drill rigs were used over the entire year bringing this resource from the Inferred Mineral Resource category to Probable Reserves and Indicated Mineral Resource at year end. In addition to the Buesichem South drilling we conducted initial drilling on a structure east of the Buesichem trend which will be tested further in 2011. VTEM drilling in the vicinity of the Bogoso North pit has delineated a 1.2 kilometer zone beneath this pit which requires further follow up in 2011. We expect development drilling on the Bogoso North, Chujah and Ablifa pits to be our main focus for 2011.

Bogoso/Prestea Outlook for 2011

During 2011 we expect that the Bogoso sulfide plant will continue to process refractory sulfide ores from the Chujah Main and Bogoso North pits at Bogoso/Prestea. The Bogoso oxide plant may also process sulfide ores, if needed, to maintain optimum sulfide concentrate feed to the Bogoso sulfide bio-oxidation reactors. We expect Bogoso/Prestea will produce approximately 160,000 to 180,000 ounces of gold in 2011 at an average cash operating cost between $950 and $1,050 per ounce.

THE WASSA GOLD MINE

We own and operate the Wassa gold mine located approximately 35 kilometers east of Bogoso/Prestea in southwest Ghana. The property was acquired in 2001 from a former owner who had operated Wassa as a heap leach gold mine. The property, as now constituted, includes several open-pit mines, the nominal 3.0 million tonne per annum CIL Wassa plant with its crushing and grinding circuits, a fleet of mining equipment, a tailings storage facility, ancillary facilities including an administration building, a warehouse, a maintenance shop, a stand-by power generating facility and an employee residential complex. We completed construction of the Wassa plant in early 2005, and the plant was placed in commercial service on April 1, 2005.

GSWL also owns and operates the Hwini-Butre and Benso mines located 80 and 50 km, respectively, south of Wassa. In the third quarter of 2008, following completion of a 50 km haul road, we started mining at Benso and began hauling its ore to Wassa for processing. In May 2009, following completion of a 30 km road extension, the Hwini-Butre mine began trucking ore to the Wassa processing plant. The Benso and Hwini-Butre mines include multiple open pits at both locations as well as mining equipment, equipment repair shops, warehouses and other ancillary support equipment and buildings.

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

Mineral Reserves at Wassa

As at December 31, 2010, Wassa, including the HBB properties, had Proven and Probable Mineral Reserves of 18.1 million tonnes with an average grade of 1.43 g/t containing approximately 0.83 million ounces of gold before recovery losses and any reduction for the Government of Ghana’s 10% minority interest. See the Proven and Probable Mineral Reserves table and the Non-Reserves – Measured and Indicated Mineral Resource table in Item 1 of this Form 10-K.

Operating Results for Wassa

The following table displays historical operating results at Wassa.

WASSA/HBB OPERATING RESULTS	2010	2009	2008
Ore mined (t)	2,561,088	2,222,511	2,885,985
Waste mined (t)	19,172,059	16,708,312	7,416,516
Ore processed (t)	2,648,232	2,652,939	3,187,230
Ore grade processed (g/t)	2.29	2.76	1.33
Recovery (%)	94.7	95.3	93.6
Gold sales (oz)	183,931	223,848	125,427
Cash operating cost ($/oz)	677	447	554
Royalties ($/oz)	37	32	26
Total cash cost ($/oz)	714	479	580

Exploration at Wassa/HBB

Exploration activities on the Wassa mining lease during 2010 focused on ground geophysical surveys and in-pit development drilling. A ground geophysical induced-polarization survey was conducted in 2010 which outlined anomalous trends south of the main Wassa mineralized trend along strike. Following up on the geophysical targets, we initiated first pass drilling which confirmed that the Wassa gold mineralized trend continues south of the existing pits. These southern extensions of the main Wassa mineralization are scheduled for further testing in 2011. Other drilling at Wassa in 2010 tested higher grade portions of known mineralized zones within our 2009 year-end Measured, Indicated and Inferred Mineral Resource pit shells. This drilling was successful in confirming higher gold grades extended at depth on the 242, SE and B-Shoot structures. The new drilling results have been used to update the mineral resource model which was used for the 2010 Mineral Resource and Reserve statements.

Exploration activities on the HBB concessions during 2010 concentrated mainly on deep drilling programs at Father Brown, Adoikrom and Subriso West. The objectives of these programs were to test the extensions at depth of the known zones of high grade gold mineralization to determine whether they have potential for underground exploitation. A certain number of regional targets were also tested during 2010. Targets located north of the Subriso zones were drilled and have demonstrated that the structures hosting the deposit extend further north. Drilling programs were also conducted south of the Adoikrom deposit along a regional structural trend.

Mineral Resource activities at Chichiwelli, south of Wassa, involved infill drilling to convert Inferred Mineral Resources to an Indicated category. Mineral Resource conversion drilling was completed and an updated resource model was estimated. In addition to the drilling programs, we also conducted a ground-based induced-polarization geophysical survey which was successful in identifying the known mineralization as well as defining several other trends which we plan to test in 2011.

Wassa/HBB Outlook for 2011

Wassa/HBB is expected to produce approximately 170,000 to 180,000 ounces of gold in 2011 at an average cash operating cost between $650 and $700 per ounce.

DEVELOPMENT PROPERTIES

Bogoso Tailings Processing Project

In the second quarter of 2010, $8 million was approved for construction of a hydraulic tailings recovery system and associated piping that will feed tailings from a decommissioned tailings storage facility to the Bogoso oxide plant’s CIL circuit. The project is expected to come online in late 2011, subject to permitting. While the grade of the tailings material is lower than the ores typically treated in the Bogoso oxide plant, the operating costs are expected to be low since reclaimed tailings can be fed directly into the existing CIL circuit thereby resulting in lower overall processing costs. The system is designed to handle approximately 2.4 million tonnes of tailings per annum over its five year life yielding up to approximately 40,000 to 50,000 additional ounces per year. Engineering has been completed, and permitting and equipment procurement commenced during the fourth quarter of 2010.

Prestea South Properties

The Prestea South project is located on the Ashanti Trend, southwest of the town of Prestea and approximately 20 kilometers southeast of the Bogoso processing plants. Gold mineralization is associated with the same Ashanti Trend fault structure that continues to the north through our Bogoso and Prestea properties. While various sections of the mineral resources at Prestea South were mined by prior owners using underground methods, the surface oxide mineral resources have not been extensively mined, and there are sulfide mineral resources accessible by open pit mining. Our past exploration efforts have identified several deposits along this trend which can be mined by surface mining methods.

We received mining permits for this area in 2008 and subsequently applied for environmental permits. We expect to initiate development at Prestea South, including its 10 kilometer haul road extension, once the environmental permits are received. The Prestea South oxide ore will be transported to Bogoso and processed through the Bogoso oxide plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide plant.

As of December 31, 2010, the Prestea South properties had total Proven and Probable Mineral Reserves of 6.8 million tonnes grading 2.32 g/t containing approximately 0.51 million ounces before any reduction for the Government of Ghana’s 10% minority interest.

EXPLORATION PROPERTIES

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

GSBPL now holds a 90% ownership in the Prestea Underground with the Government of Ghana holding a 10% ownership interest in Prestea Underground as well as its 10% holding in GSBPL, resulting in an 81% beneficial ownership by Golden Star.

Exploration activities at the Prestea Underground in 2010 were limited to desk-top reviews, but a new scoping study was completed which evaluated the economic potential of a resumption of underground mining activities. The study results are now being evaluated. We continue to dewater the Prestea Underground, and we are refurbishing the Central Shaft and assessing services on 12, 17 and 24 levels. Dewatering and ongoing maintenance costs as included in the statement of operations, totaled approximately $5.3 million during 2010.

Geology of Prestea Underground

The Prestea Underground deposits are located along the same Ashanti Trend structure as are our Bogoso deposits a few kilometers to the north and our Prestea South deposits a few kilometers to the south with most of the gold mineralization found in a narrow tabular fault zone which dips steeply to the northwest.

Akropong Trend Properties

The Akropong properties are located along a fault structure which roughly parallels the Ashanti Trend and is located approximately 20 kilometers to the west of our Bogoso sulfide plant. Our 2010 exploration programs focused on identifying additional mineral reserve opportunities within truck haulage distance from Bogoso/Prestea. Drilling tested several previously identified auger soil anomalies late in 2010, and this program is continuing into 2011. We also started a drilling program designed to test the down dip higher-grade portions of the Pampe deposit below the current open pit designs. We also plan to test for potential trend extensions to the north and south of Pampe during 2011 and to follow up with additional in-fill drilling.

Dunkwa Properties

The Dunkwa Properties, which are located directly north of our Bogoso mining lease, consist of two prospecting licenses, Mansiso and Asikuma, the latter hosting our Mampon ore deposit.

The Mansiso and Asikuma concessions were both part of the 2008 VTEM airborne geophysical survey. The chargeability response from this survey has enhanced the understanding of the major structures running through the property, and several new targets have been identified, some of which were explored in 2009. We continue to follow up on targets generated by the VTEM survey and have designed a 2011 drilling program to test the Opon East anomaly which we identified in 2009. Deeper drilling to test the high grade down plunge extension of the Mampon deposit has also been budgeted for 2011.

Other Exploration Stage Properties in Africa

Sierra Leone

During 2010, exploration field activities at our 51% owned Sonfon project in Sierra Leone focused on ground geophysical surveys and diamond drilling testing the high grade zones intersected in the 2008 drill holes. The ground IP geophysical survey conducted in 2010 was used to help guide the follow-up drilling programs. In addition to giving direction for the 2010 drilling effort, the geophysical survey has generated several other resistive and chargeable targets which could be associated with silicified zones bearing sulfides. The results of the 2010 drilling and ground geophysics analysis will be used to plan field exploration programs in 2011. The Sonfon project is owned by a joint venture between Golden Star and African Aura Mining, with Golden Star as the majority owner and project manager.

Cote d’Ivoire

The 2010 exploration programs in Cote d’Ivoire focused on our Amélekia and Agboville concessions which cover northeast trending structures which extend from the Sefwi greenstone belt in Ghana. Infill soil sampling program over previously defined soil anomalies on the Amelekia and Agboville concessions were conducted early in 2010. Drilling programs originally planned for 2010 were rescheduled for 2011, subject to stabilization of the political situation. These programs are designed to test the soil anomalies defined by our early sampling programs.

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

In October 2007, we granted Riverstone Resources Inc. (“Riverstone”) an option to purchase the Goulagou and Rounga concessions. Exploration programs in 2010 were managed and implemented by Riverstone and mainly consisted of infill reverse circulation drilling on the Goulagou concession. We expect that Riverstone will continue its exploration efforts and complete the feasibility on the Goulagou deposit by late 2011.

In addition to the Goulagou and Rounga concessions, Golden Star holds three other licenses in Burkina Faso where preliminary reconnaissance work was carried out during 2010.

Deba and Tialkam Projects, Niger

Our interest in the Deba and Tialkam gold properties in Niger were optioned to AMI Resources in 2009, which is earning into the properties.

Exploration Stage Properties in South America

Saramacca Property

The Saramacca property, located in Suriname, consists of three concessions totaling approximately 486 square kilometers. In 2009, Newmont earned a 51% interest in the Saramacca project by spending $6 million on exploration and has since taken over management of the project. In November 2009, we entered into an agreement with Newmont to sell them our interest in the Saramacca joint venture for approximately $8.0 million. Proceeds of the sale continue to reside in escrow pending the Suriname government’s transfer of the mineral rights to Newmont. We expect the transfer process to be completed during 2011.

French Guiana

Activities in French Guiana were terminated in mid 2010 with the sale of our local French registered subsidiary to Auplata, a French Guiana gold company, for $2.1 million. This sale involved the transfer to Auplata all of Golden Star’s rights, titles and interests to the Bon Espoir, Iracoubo Sud and Paul Isnard exploration properties, as well as the entirety of the subsidiary and its assets.

Brazil

Several potential joint venture earn-in opportunities were identified and new concessions were staked in northern Brazil during 2010. We farmed out our Sao Bartolomeau concessions in Minas Gerais State to Kinross Gold Corporation in late 2010, and also granted a two year extension to IamGold Corporation’s current earn-in on the Alto Varginha property also in Minas Gerais. Golden Star has either significant equity (Sao Bartolomeau) or royalty rights (Alta Varginha) in these two farm-outs.

Golden Star’s 2010 exploration efforts concentrated on Northern Mato Grosso, where we plan to conduct reconnaissance programs in 2011, evaluating new prospects, as well as looking for potential associations with exploration juniors with strong land positions in the area. In Brazil we have entered into a joint venture with Votorantim Metals on a 3,400 square kilometer land package in Northern Mato Grosso. This joint venture requires us to spend $5 million to earn 50% of the precious metal rights on this package over a three year period, and additional ownership can be acquired if a project advances to the feasibility stage and we complete a feasibility study. The initial joint venture work during 2011 is anticipated to involve greenfields soil sampling and follow up on several targets generated by the Votorantim geophysical and stream sediment data sets as well as initial stream sediment sampling in areas not previously sampled. We are also seeking high potential farm-in or acquisition opportunities in other locations in Brazil.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common shares trade on the Toronto Stock Exchange (“TSX”) under the trading symbol “GSC”, on the NYSE Amex (formerly known as the American Stock Exchange) under the symbol “GSS” and on the Ghana Stock Exchange under the symbol “GSR”. As of February 22, 2011, 258,559,486 common shares were outstanding and we had 937 registered shareholders. On February 22, 2011, the closing price per share for our common shares as reported by the TSX was Cdn$3.92 and as reported by the NYSE Amex exchange was $3.96.

The following table sets forth, for the periods indicated, the high and low market closing prices per share of our common shares as reported by the TSX and the NYSE Amex.

	Toronto Stock Exchange		NYSE AMEX
2010	Cdn$ High	Cdn$ Low	$ High	$ Low
First Quarter	3.85	2.92	3.79	2.72
Second Quarter	4.85	3.9	4.72	3.92
Third Quarter	5.35	4.15	5.19	3.92
Fourth Quarter	6.03	4.27	5.96	4.17

	Toronto Stock Exchange		NYSE AMEX
2009	Cdn$ High	Cdn$ Low	$ High	$ Low
First Quarter	2.32	1.21	1.82	1.01
Second Quarter	2.53	1.5	2.33	1.2
Third Quarter	3.81	2.12	3.56	1.83
Fourth Quarter	4.59	3.19	4.39	2.96

We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Future dividend decisions will consider then current business results, cash requirements and our financial condition.

PERFORMANCE GRAPH AND TABLE

The following graph and table illustrates the cumulative total shareholder return on the common shares for the fiscal years ended December 31, 2006, through 2010, together with the total shareholder return of the S&P/TSX Composite Index, and the Amex Gold Bugs Index for the same period.

The graph and table assumes an initial investment of Cdn$100 at December 31, 2005 in Golden Star common shares and a hypothetical Cdn$100 investment in the two associated indices at the same time. The lines show the change in the value of the initial Cdn$100 investment at the end of each of the next five years, allowing an investor to compare Golden Star’s share performed to the performance of the two indices. Because we did not pay dividends on our common shares during the measurement period, the calculation of the cumulative total shareholder return on the common shares does not include dividends.

	2005	2006	2007	2008	2009	2010
Golden Star Resources Ltd.
Dollar Value	$100.00	$111.70	$101.47	$39.80	$106.12	$148.36
Annualized Return Since Base Year		11.7%	0.7%	(26.4)%	1.5%	8.2%
Return Over Previous Year		11.7%	(9.2)%	(60.8)%	166.7%	39.8%
S&P /TSX Composite Index
Dollar Value	$100.00	$114.48	$104.03	$83.77	$93.57	$101.76
Annualized Return Since Base Year		14.5%	2.0%	(5.7)%	(1.7)%	0.4%
Return Over Previous Year		14.5%	(9.1)%	(19.5)%	11.7%	8.8%
Amex Gold Bugs Index (1)
Dollar Value	$100.00	$122.11	$125.33	$114.74	$139.41	$176.67
Annualized Return Since Base Year		22.1%	12.0%	4.7%	8.7%	12.1%
Return Over Previous Year		22.1%	2.6%	(8.5)%	21.5%	26.7%

(1)	Prior to 2007, we utilized the Canadian Gold Index. This index is no longer published. For 2007 and afterward, we utilized the Amex Gold Bugs Index, which is comparable to the Canadian Gold Index.

RECENT SALES OF UNREGISTERED SECURITIES

No sales of unregistered securities occurred during 2010.

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

A particular U.S. resident person may not be entitled to benefits under the Treaty if the “limitations of benefits” provisions of the Treaty apply to the particular U.S. resident person. The limitation of benefits provisions under the Treaty are complex and U.S. residents are advised to consult their own tax advisors in this regard.

Under the Treaty members of a limited liability corporation created under the limited liability company legislation in the U.S. and treated as a partnership or disregarded entity under U.S. tax law (“LLC”) (and holders of interests in similarly fiscally transparent U.S. entities) may be entitled to benefits under the Treaty in certain circumstances provided that the members of the LLC are taxed in the United States on any income, profits or gains earned through the LLC in the same way they would be if they had earned it directly. Note, the recently concluded Fifth Protocol to the Treaty will affect those shareholders that hold their shares through an LLC or other fiscally transparent or “hybrid” entity. If you utilize such entities to hold your common shares, then you consult your tax advisors about the impact of the Fifth Protocol on your holdings.

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

Taxation of Capital Gains

Gains realized by a holder on a sale, disposition or deemed disposition of our common shares, will not be subject to tax under the Tax Act unless the common shares constitute “taxable Canadian property” within the meaning of the Tax Act at the time of the sale, disposition or deemed disposition (including a deemed disposition upon death of a holder). Our common shares are not “taxable Canadian property” provided that they are listed on a designated stock exchange (which includes the TSX), and that neither you nor one or more persons with whom you did not deal at arm’s length, alone or together, at any time in the five years immediately preceding the disposition, owned 25% or more of the issued shares of any class or series of our capital stock. Even if our common shares are taxable Canadian property to you, under the Treaty you will generally be exempt from paying Canadian income tax on any gain provided that you are a resident of the United States for the purposes of the Treaty (and are otherwise eligible for the benefits of the Treaty), and further provided that the value of our common share is not derived principally from real property situated in Canada.

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

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of our common shares by a holder of our common shares that is an individual resident of the United States or a United States corporation (a “U.S. Holder”). This summary is general in nature and does not address the effects of any state or local taxes, U.S. federal estate, gift, or generation-skipping taxes, or the tax consequences in jurisdictions other than the United States. In addition, This discussion does not discuss all aspects of U.S. federal income taxation that may be relevant to investors subject to special treatment under U.S. federal income tax law (including, for example, owners of 10.0% or more of the voting shares of the Company).

YOU SHOULD CONSULT YOUR OWN ADVISOR REGARDING THE U.S. FEDERAL INCOME TAX CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF OUR COMMON SHARES IN LIGHT OF YOUR PARTICULAR CIRCUMSTANCES.

Sale or Other Disposition of Our Common Shares

Subject to the passive foreign investment company rules discussed below, a U.S. Holder that sells or otherwise disposes of our common shares will recognize capital gain or loss for U.S. federal income tax purposes equal to the difference between (i) the U.S. dollar value of the amount realized on the sale or disposition and (ii) the tax basis, determined in U.S. dollars, of those common shares. If the U.S. Holder is an individual, any capital gain generally will be subject to U.S. federal income tax at preferential rates if specified minimum holding periods are met. Long-term capital gains of non-corporate taxpayers, including individuals, are generally subject to a 15% maximum U.S. federal income tax rate for capital gains recognized in taxable years beginning before January 1, 2013. Under current law, long-term capital gains of non-corporate taxpayers, including individuals, recognized in taxable years beginning after December 31, 2012 will be taxed at a maximum U.S. federal income tax rate of 20%. The deductibility of capital losses is subject to limitations.

Distributions

We do not expect to pay dividends in the foreseeable future. However, subject to the passive foreign investment company rules discussed below, a U.S. Holder must include in gross income as dividend income the gross amount of any distribution (including the amount of any Canadian withholding tax thereon) paid by the Company out of its current or accumulated earnings and profits (as determined for U.S. federal income tax purposes) with respect to our common stock.

Except as described below, dividends received by a non-corporate U.S. Holder before January 1, 2013 would be taxed at preferential rates as “qualified dividend income” to such U.S. Holder and will generally be subject to a 15% maximum U.S. federal income tax rate. Under current law, dividends received in taxable years beginning after such date will generally be taxed at the same rate as ordinary income. A distribution on our common stock in excess of current or accumulated earnings and profits will be treated as a tax-free return of capital to the extent of the U.S. Holder’s adjusted basis in such stock (thus reducing, but not below zero, the adjusted tax basis of such stock), and thereafter as gain from the sale or exchange of common stock. See “—Sale or Other Disposition of Our Common Shares” above. However, dividend income will not be qualified dividend income (and will be taxed at ordinary income rates) if (i) the U.S. Holder fails to hold the common shares for at least 61 days during the 120 day period beginning 60 days before the ex-dividend date; (ii) the Internal Revenue Service determines that the Treaty is not a comprehensive income tax treaty that entitles our dividends to qualified dividend treatment and our common shares are no longer readily tradable on an established securities market in the United States; or (iii) we are a passive foreign investment company for the taxable year in which the dividend is paid or in the preceding taxable year.

For foreign tax credit limitation purposes, dividends paid by us will be income from sources outside the United States. Subject to various limitations, Canadian withholding taxes will be treated as foreign taxes eligible for credit against a U.S. Holder’s U.S. federal income tax liability. The limitation on foreign taxes eligible for credit is calculated separately with respect to specific classes of income. Dividend income generally will constitute “passive category” income, or in the case of certain U.S. Holders, “general category” income. The use of foreign tax credits is subject to complex conditions and limitations. In lieu of a credit, a U.S. Holder who itemizes deductions may elect to deduct all of such holder’s foreign taxes in the taxable year. A deduction does not reduce U.S. tax on a dollar-for-dollar basis like a tax credit, but the deduction for foreign taxes is not subject to the same limitations applicable to foreign tax credits. U.S. Holders are urged to consult their own tax advisors regarding the availability of foreign tax credits.

Passive Foreign Investment Company Rules

A non–U.S. corporation will be classified as a passive foreign investment company (a “PFIC”) in any taxable year in which, after taking into account the income and assets of certain subsidiaries, either (i) at least 75% of its gross income is passive income, or (ii) at least 50% of the average value of its assets is attributable to assets that produce or are held for the production of passive income. Whether or not we will be classified as a PFIC in any taxable year is a factual determination and will depend upon our assets, the market value of our common shares, and our activities in each year and is therefore subject to change.

Although we believe that we were not a PFIC for the current tax year and do not expect to become a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control, and can be subject to uncertainties. Accordingly, we cannot assure U.S. Holders that we are not or will not be a PFIC for this or any future year. We undertake no obligation to advise U.S. Holders of our common shares as to our PFIC status for any year.

If we are a PFIC for any year, a U.S. Holder whose holding period for our common shares includes any portion of a year in which we are a PFIC generally would be subject to a special adverse tax regime in respect of “excess distributions.” Excess distributions include certain distributions received with respect to PFIC shares in a taxable year. Gain recognized by a U.S. Holder on a sale or other transfer of our common shares (including certain transfers that would otherwise be tax-free) also would be treated as excess distributions. Such excess distributions and gains would be allocated ratably to the U.S. Holder’s holding period. For these purposes, the holding period of shares acquired either through an exercise of options or the conversion of convertible debentures includes the U.S. Holder’s holding period in the option or convertible debenture.

The portion of any excess distribution (including gains treated as excess distributions) allocated to the current year and to prior years before we first became a PFIC would be includible as ordinary income in the current year. The portion of any excess distribution allocated to all other prior years would be taxed at the highest marginal rate applicable to ordinary income for each such year (regardless of the U.S. Holder’s actual marginal rate for that year and without reduction by any losses or loss carryforwards) and would be subject to interest charges.

Elections may be available to mitigate the adverse tax rules that apply to PFICs (the so-called “QEF” and “mark-to-market” elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. The QEF and mark-to-market elections are not available to U.S. Holders with respect to options to acquire our common shares or convertible debentures. We have not decided whether we would provide to U.S. Holders the annual information that would be necessary to make the QEF election.

In addition, dividends received from us are not “qualified dividend income” if we are a passive foreign investment company for the taxable year in which the dividend is paid or in the preceding taxable year.

If we are a PFIC in a taxable year and own shares in another PFIC (a “lower-tier PFIC”), a U.S. Holder also will be subject to the excess distribution regime with respect to its indirect ownership of the lower-tier PFIC. The mark-to-market election would not be available for any indirect ownership of a lower-tier PFIC. A QEF election can be made for a lower-tier PFIC, but only if we provide the U.S. Holder with the financial information necessary to make such an election.

Special adverse rules that impact certain estate planning goals could apply to our common shares if we are a PFIC.

Special rules apply with respect to the calculation of the amount of the foreign tax credit with respect to excess distributions by a PFIC. In general, these rules allocate creditable foreign taxes over the U.S. Holder’s holding period for common shares and otherwise coordinate the foreign tax credit limitation rules with the PFIC rules.

U.S. Holders who own common shares during any year in which we are a PFIC must file Internal Revenue Service Form 8621 with their U.S. federal income tax return for each year in which such holder owns our common shares, even if we subsequently would not be considered a PFIC.

Recently Enacted Legislation

The recently enacted Patient Protection and Affordable Care Act (the “PPACA”) requires certain U.S. Holders to pay up to an additional 3.8% tax on dividends and capital gains for taxable years beginning after December 31, 2012. The PPACA is the subject of a number of constitutional challenges, and at least one court has held that the PPACA is void.

U.S. Holders should also consult their tax advisors regarding potential reporting obligations under the Hiring Incentives to Restore Employment Act, signed into law on March 18, 2010, which provides rules relating to ownership of foreign financial assets or ownership of securities issued by a foreign issuer.

Information Reporting and Backup Withholding

Dividend payments made with respect to shares of our common shares and proceeds from the sale or other disposition of our common shares may be subject to information reporting requirements and to U.S. backup withholding (currently at a rate of 28%).

In general, backup withholding will apply with respect to reportable payments made to a U.S. Holder unless (i) the U.S. Holder is a corporation or other exempt recipient and, if required, demonstrates such exemption, or (ii) the U.S. Holder furnishes the payor with a taxpayer identification number on Internal Revenue Service Form W-9 in the manner required, certifies under penalty of perjury that such U.S. Holder is not currently subject to backup withholding and otherwise complies with the backup withholding requirements.

Backup withholding is not an additional tax. Rather, the amount of any backup withholding imposed on a payment to a holder will be allowed as a refund or a credit against such holder’s U.S. federal income tax liability, provided that the required information is furnished to the Internal Revenue Service.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with Canadian GAAP. Selected financial data derived in accordance with U.S. GAAP has also been provided and should be read in conjunction with Note 27 to the financial statements. Reference should also be made to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SUMMARY OF FINANCIAL CONDITION

(Amounts in thousands except per share data)

	As of December 31
Canadian GAAP	2010	2009	2008	2007	2006
Working capital	$139,347	$144,560	$1,651	$71,589	$28,258
Current assets	262,431	219,496	91,973	145,826	90,534
Total assets	801,455	753,879	694,299	789,876	659,988
Current liabilities	123,084	74,936	90,322	74,237	62,276
Long-term liabilities	159,212	158,623	175,810	166,979	131,974
Shareholder’s equity	517,881	520,320	428,167	542,500	458,314

Canadian GAAP	For the Year Ended Dec 31 2010	For the Year Ended Dec 31 2009	For the Year Ended Dec 31 2008	For the Year Ended Dec 31 2007	For the Year Ended Dec 31 2006
Revenues	$432,693	$400,739	$257,355	$175,614	$126,612
Net income/(loss)	(8,281)	16,519	(119,303)	(35,290)	65,173
Net income/(loss) per share – basic	(0.032)	0.070	(0.506)	(0.154)	0.314

	As of December 31
US GAAP	2010	2009	2008	2007	2006
Working capital	$139,410	$145,206	$1,651	$71,407	$21,383
Current assets	262,494	220,142	91,973	146,599	90,534
Total assets	753,226	722,708	663,344	728,977	606,095
Current liabilities	123,084	74,936	90,322	75,192	69,151
Long-term liabilities	193,023	201,891	193,871	202,870	129,624
Shareholder’s equity	437,119	443,357	379,151	449,278	404,418

US GAAP	For the Year Ended Dec 31 2010	For the Year Ended Dec 31 2009	For the Year Ended Dec 31 2008	For the Year Ended Dec 31 2007	For the Year Ended Dec 31 2006
Revenues	$432,693	$400,739	$257,355	$175,614	$128,690
Net income/(loss)	(15,882)	(8,903)	(69,204)	(41,749)	57,875
Net income/(loss) per share — basic	(0.044)	(0.048)	(0.313)	(0.182)	0.279

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying audited consolidated financial statements and related notes. The financial statements have been prepared in accordance with Canadian GAAP. For a reconciliation to accounting principles generally accepted in the United States (“US GAAP”), see Note 27 to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to February 22, 2011.

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

The following table shows the derivation of these measures:

	For the year ended December 31, 2010
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$126,314	$150,466	$276,780
Royalties	6,865	6,194	13,059
Costs (to)/from metals inventory	(1,967)	(2,932)	(4,899)
Mining related depreciation and amortization	63,363	37,285	100,648
Accretion of asset retirement obligations	950	1,853	2,803

Cost of sales—GAAP	$195,525	$192,866	$388,391
Less royalties	(6,865)	(6,194)	$(13,059)
Less operations-related foreign exchange (gains)/losses	125	(43)	82
Less mining related depreciation and amortization	(63,363)	(37,285)	(100,648)
Less accretion of asset retirement obligations	(950)	(1,853)	(2,803)

Cash operating cash cost	$124,472	$147,491	$271,963

Plus royalties	6,865	6,194	13,059

Total cash costs	$131,337	$153,685	$285,022

Ounces sold	183,931	170,973	354,904

Derivation of cost per ounce measures:
Cash operating cost per ounce	$677	$863	$766
Total cash cost per ounce	$714	$899	$803

	For the year ended December 31, 2009
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$98,858	$131,947	$230,805
Royalties	7,306	5,457	12,763
Costs (to)/from metals inventory	1,417	1,606	3,023
Mining related depreciation and amortization	71,291	42,983	114,274
Accretion of asset retirement obligations	818	1,347	2,165

Cost of sales—GAAP	$179,690	$183,340	$363,030
Less royalties	(7,306)	(5,457)	$(12,763)
Less operations-related foreign exchange gains	(281)	(1,418)	(1,699)
Less inventory write-offs	—	(890)	(890)
Less mining related depreciation and amortization	(71,291)	(42,983)	(114,274)
Less accretion of asset retirement obligations	(818)	(1,347)	(2,165)

Cash operating cost	$99,994	$131,246	$231,240

Plus royalties	7,306	5,457	12,763

Total cash costs	$107,300	$136,703	$244,003

Ounces sold	223,848	186,054	409,902

Derivation of cost per ounce measures:
Cash operating cost per ounce	$447	$705	$564
Total cash cost per ounce	$479	$735	$595

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

TRENDS AND EVENTS IN THE TWELVE MONTHS ENDED DECEMBER 31, 2010

Gold Prices

Gold prices have generally trended upward during the last ten years from a low of $260 per ounce in 2001 to a high of $1,421 per ounce in November 2010. Realized gold prices for our shipments averaged $1,219 per ounce during 2010, up from $978 per ounce during 2009.

Royalties

During the first quarter of 2010, the Government of Ghana amended its 2006 Mining Act to change the method of calculating mineral royalties payable to the Government. The prior rules established a royalty rate of not less than 3% and not more than 6% of a mine’s total revenues, the exact amount being determined by each mine’s margin as defined in the law. Under the old rules, our mines have, since their inception, qualified for and paid a 3% rate.

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

Increases in Power, Fuel and Labor Rates in Ghana

We experienced significant upward pressure on the costs of several of our operating consumables during 2010 including higher prices for diesel fuel, electricity and processing reagents. In December 2010, following several months of discussions, the Ghanaian national power authority announced an increase in electric power rates which was made retroactive back to June 1, 2010. While our mines had anticipated an increase in power rates and had thus accrued higher power costs since June 2010 at the expected new rate, an additional $4.5 million accrual was required in the fourth quarter to properly reflect the full impact of the new higher-than-expected rate announced in December. In January 2011, the government of Ghana announced a series of increases in fuel prices which resulted in a 23% total increase over the December 2010 level.

Adoption of U.S. GAAP in 2011

Golden Star has, since its inception, reported to security regulators in both Canada and the U.S. using Canadian GAAP financial statements with a footnote reconciliation to US GAAP. However, a change in SEC position in late 2009 required that beginning in 2011, Canadian companies such as Golden Star, which do not qualify as foreign private issuers, to file their financial statements in the U.S. using U.S. GAAP. In response, we adopted U.S. GAAP for years beginning on or after January 1, 2011 for all future U.S., Ghanaian and Canadian regulatory filings.

Increase in Revolving Credit Facility

In August 2010, our revolving credit facility was amended and restated to reflect changes to the syndicate and to increase the borrowing capacity from $30 million to $45 million. All other material terms of the facility remain unchanged. At December 31, 2010, the borrowing capacity on the revolving credit facility decreased by $4.5 million as was scheduled in the revolving credit facility loan agreement.

Expansion of Buesichem Deposit at Bogoso/Prestea

Exploration drilling earlier in the year identified a new deposit of gold mineralization, now called Buesichem South, located adjacent to our existing Buesichem pit at Bogoso. On going drilling after July was successful in converting a large portion of the previously announced Mineral Resources to Proven and Probable Reserves totaling 4.9 million tonnes at a grade of 2.85 grams per tonne as of the end of 2010. During the second half of 2010 we also identified additional Mineral Resources at Buesichem South, which are in addition to the Proven and Probable Reserves, totaling 3 million tonnes of Measured and Indicated Resources grading 2.26 grams per tonne and also 0.72 million tonnes of Inferred Mineral Resources grading 2.18 grams per tonne. Bogoso has mined ore from the adjacent Buesichem pit since 2001 producing approximately 500,000 ounces of gold to date from this deposit.

Cautionary Note to U.S. Investors concerning estimates of Measured, Indicated and Inferred Mineral Resources - The disclosure immediately above about the new Buesichem South resources, uses the terms “Measured and Indicated Mineral Resources” and “Inferred Mineral Resources.” U.S. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves. Inferred Mineral Resources have a greater amount of uncertainty as to their existence and as to their economic and legal feasibility. In accordance with Canadian rules, estimates of Inferred Mineral Resources cannot form the basis of feasibility or other economic studies. U.S. investors are cautioned not to assume that part or all of the Inferred Mineral Resource exists, or is economically or legally mineable.

Recent Development: Employment Agreement Amendment

On February 22, 2011, Golden Star Management Services Company, a Delaware corporation, and a wholly-owned subsidiary of Golden Star, entered into a First Amendment (the “Amendment”) to the Amended and Restated Employment Agreement of Mr. Thomas G. Mair dated March 7, 2008 (the “Agreement”). The Amendment amends terms relating to severance and change of control payments.

The Amendment provides for an increase in the payment due to Mr. Mair upon termination of employment without cause or upon a termination by Mr. Mair in the event of a material breach of the Agreement by the Company. The severance payment, which is in addition to the payment of accrued compensation at the time of termination, is increased from one to two times the sum of (1) Mr. Mair’s then current base salary, (2) the average of the target bonus for Mr. Mair for the current calendar year and the bonus paid to Mr. Mair for the previous year, (3) the amount of Company contributions to Mr. Mair’s 401(k) account for the most recent plan year before the termination date and (4) the amount paid by the Company for welfare benefits on behalf of Mr. Mair for the most recent year, subject to limitation in certain circumstances.

The Amendment also provides for an increase in the payment due to Mr. Mair in the event of a termination upon a “change in control” as defined in the Agreement. The change in control severance, which is in addition to the payment of accrued compensation at the time of the termination upon a change in control and a pro rata portion of Mr. Mair’s target bonus for the current calendar year, is increased from two times to three times the sum of (1) Mr. Mair’s base salary for the calendar year in which the termination became effective, (2) the average of the target bonus for Mr. Mair for the current calendar year and the bonus paid to Mr. Mair for the previous year, (3) the amount of Company contributions to Mr. Mair’s 401(k) account for the most recent plan year before the termination date and (4) the amount paid by the Company for welfare benefits on behalf of Mr. Mair for the most recent year. Mr. Mair would also receive a portion of the target bonus for the current calendar year which is pro rata to the portion of such year prior to Mr. Mair’s change of control termination.

To address U.S. Internal Revenue Code Sections 280G and 4999 non-deductibility and excise taxes on “excess parachute payments,” the Amendment provides that, in the event any payment or distribution by the Company to or for the benefit of Mr. Mair would, absent the provisions of the Amendment’s excise tax payment provision, be subject to the excise tax imposed by Section 4999 of the U.S. Internal Revenue Code, then the payment shall be reduced to equal the maximum amount that may be paid to Mr. Mair without triggering the application of the excise tax.

RESULTS OF OPERATIONS – 2010 COMPARED TO 2009

Consolidated Results

Consolidated 2010 financial results include a net loss of $8.3 million or $0.032 per share as compared to net income of $16.5 million or $0.070 per share in 2009. Increased revenues on higher gold prices offset increases in cost of sales yielding a $6.6 million increase in mine operating margin as compared to 2009. But increases in non-operating costs and interest during 2010 offset the improved mine operating margin yielding a $0.3 million pre-tax loss, down from a $0.9 million pre-tax loss in 2009.

Our 2010 consolidated tax expense was $7.9 million, as compared to a $17.4 million tax benefit in 2009. The 2009 benefit was a result of recognizing Wassa’s deferred tax assets at the end of 2009 upon transfer of the HBB mining leases to Wassa and improved operational performance at Wassa. The $7.9 million tax expense in 2010 reflects the ongoing use of Wassa’s tax assets to offset 2010 taxable income, and the cost of a temporary tax levy in Ghana.

Gold sales totaled 354,904 ounces in 2010, down from 409,902 ounce sold in 2009. The major factors contributing to the decrease in gold sold were lower gold recovery at Bogoso and lower ore grades at Wassa. Realized gold prices averaged $1,219 per ounce during 2010, up 25% from $978 per ounce in 2009. Wassa processed essentially the same tonnes in 2010 as in 2009, but ore grades were lower than in 2009 as mining moved into lower grade areas of the Benso and Hwini-Butre ore bodies during 2010. In contrast, Bogoso processed higher grade ore during 2010 than in 2009, but its gold output was adversely impacted by lower gold recoveries during most of the year. Lower gold recovery at Bogoso was related to a change in ore sources during the year. In 2009 and the first quarter of 2010, Bogoso’s main ore source was fresh ore from deep in the Buesichem pit, which yielded good recoveries. By mid 2010, the Buesichem pit was exhausted and Bogoso moved its main mining fleet to the Chujah Main pit where mining in the initial benches encountered partially oxidized ore which yielded lower flotation recovery of the gold. Bogoso initiated mining at the Bogoso North pit in October to supplement the Chujah Main pit ore. See additional discussion of Wassa and Bogoso’s operations below.

SUMMARY OF FINANCIAL RESULTS	2010	2009	2008
Gold sales (oz)	354,904	409,902	295,927
Average realized gold price ($/oz)	1,219	978	870
Revenues ($ in thousands)	432,693	400,739	257,355
Cash flow provided by operations ($ in thousands)	115,204	104,615	30,043
Net income/(loss) ($ in thousands)	(8,281)	16,519	(119,303)
Net income/(loss) per share – basic ($)	(0.032)	0.070	(0.506)

Our 2010 general and administrative expense was $17.1 million, up $2.9 million over the 2009 level. The increase was mostly due to higher community development spending in Ghana and to higher stock-based compensation expense. The corporate office overhead expense, excluding stock based compensation expense, was up 5% from 2009. Property holding costs are primarily the costs incurred in care and maintenance activities at the Prestea Underground project. An increase in scheduled accretion of the convertible debentures was the major factor contributing to the increase in interest expense.

Bogoso/Prestea Operations 2010 Compared to 2009

Bogoso/Prestea gold shipments totaled 170,973 ounces in 2010 at an average gold price of $1,207 per ounce, down from 186,054 ounces in 2009 at an average price of $978 per ounce. While plant feed grades and total tonnes processed were marginally higher in 2010, a drop in gold recovery resulted in lower gold output. The drop in refractory ore gold recovery to 65.7% in 2010 from 70.7% in 2009 was related to a change in ore sources during the year. In 2009 and the first quarter of 2010, Bogoso’s main feed source was fresh ore from deep in the Buesichem pit which yielded good recoveries. But by mid 2010, the Buesichem pit was exhausted and Bogoso moved its main mining fleet to the Chujah Main pit where mining encountered partially oxidized ore at shallow levels resulting in lower flotation recovery of the gold. Bogoso also processed stockpiled transition ores at various time late in 2010, which also contributed to lower gold recovery rates. The Bogoso North pit was opened in the fourth quarter of 2010 to provide additional ore. Unusually heavy rain fall in the second half of 2010 and dewatering issues impeded mining operations and pit scheduling at both Chujah and Bogoso North.

The Bogoso sulfide plant processed refractory ore throughout the year, and in various periods the oxide plant was operated to provide additional refractory concentrate to the bio-oxidation circuit. In the fourth quarter of 2010, the oxide plant processed oxide ore from a small stockpile accumulated from sundry sources over the past few quarters. Mining was temporarily reinitiated at the Pampe pit 19 km west of Bogoso in the fourth quarter of 2010. We expect that resumption of oxide ore mining from Pampe and the new tailings reprocessing project at Bogoso, assuming permits are received, should allow extended periods of oxide ore processing at the Bogoso oxide plant starting late in 2011.

BOGOSO/PRESTEA OPERATING RESULTS (1)	2010	2009	2008
Ore mined refractory (t)	2,733,730	2,940,822	2,604,639
Ore mined non-refractory (t)	115,417	—	140,036
Total ore mined (t)	2,849,147	2,940,822	2,744,675
Waste mined (t)	17,839,043	14,929,249	19,464,979
Refractory ore processed (t)	2,776,160	2,887,400	2,736,379
Refractory ore grade (g/t)	2.81	2.78	2.82
Gold recovery – refractory ore (%)	65.7	70.7	66.5
Non-refractory ore processed (t)	146,252	—	359,669
Non-refractory ore grade (g/t)	2.91	—	2.38
Gold recovery – non-refractory ore (%)	43.5	—	66.0
Gold sales (oz)	170,973	186,054	170,499
Cash operating cost ($/oz)	863	705	837
Royalties ($/oz)	36	30	26
Total cash cost ($/oz)	899	735	863

Bogoso/Prestea’s cash operating costs totaled $147.5 million in 2010, up from $131.2 million in 2009. Higher electric power, fuel, cyanide and labor costs were the key items responsible for Bogoso’s cost increase. Higher cash operating costs coupled with lower gold output pushed cash operating costs to $863 per ounce, up from $705 per ounce in 2009.

Bogoso expects to see improved gold recovery during 2011 as mining at the Chujah Main accesses fresher ore at deeper levels in the pit and as more ore comes from the Bogoso North pit. At the same time we continue efforts to increase recovery and plant throughput at the Bogoso sulfide plant while seeking ways to reduce Bogoso’s over-all cost structure. Bogoso’s major 2011 capital expenditures will include development work at the Dumasi pit, additional reserve drilling and completion of the tailings processing project.

As explained in “Item 1 Business” above, Bogoso added a net 1.0 million ounces of new Proven and Probable Reserves during 2010, bringing the 2010 year-end reserves to 47.2 million tonnes at an average grade of 2.49 g/t, or 3.8 million ounces before recovery losses.

The Prestea Underground mine remained on a care and maintenance basis during 2010, and dewatering continued. A scoping study evaluating the operational and economic potential of an underground mining operation was updated during 2010.

The current portion of Bogoso’s asset retirement obligation increased in 2010 due to the need to back fill the plant North Pit at Prestea, and to rehabilitate the associated waste rock dump site. These two items are expected to cost approximately $18.1 million during 2011.

Wassa/HBB Operations 2010 Compared to 2009

While Wassa processed essentially the same number of tonnes of ore in 2010 as it did in 2009, ore grades and gold recovery were lower resulting in lower gold sales. In addition, Wassa experienced increases in its cash operating costs, the effects of which were offset by higher gold prices. Wassa sold 183,931 ounces in 2010 at an average realized gold price of $1,230 per ounce as compared to 223,848 ounces at an average realized price of $978 per ounce in 2009.

Lower plant feed grade in 2010 reflected a transition of mining into lower grade areas of the Benso and Hwini-Butre pits during 2010. Mining is now ramping up at Hwini-Butre, and by mid-2011, we expect to begin mining at the high-grade Father Brown deposit, sending the ore to Wassa for processing.

WASSA/HBB OPERATING RESULTS	2010	2009	2008
Ore mined (t)	2,561,088	2,222,511	2,885,985
Waste mined (t)	19,172,059	16,708,312	7,416,516
Ore processed (t)	2,648,232	2,652,939	3,187,230
Ore grade processed (g/t)	2.29	2.76	1.33
Recovery (%)	94.7	95.3	93.6
Gold sales (oz)	183,931	223,848	125,427
Cash operating cost ($/oz)	677	447	554
Royalties ($/oz)	37	32	26
Total cash cost ($/oz)	714	479	580

Cash operating costs rose to $124.5 million in 2010, up from $100.0 million in 2009. Increases in labor, fuel, explosives and electric power accounted for most of the increase over 2009 levels. Also, as Wassa ramped up its mining effort at Benso and Hwini-Butre during 2010, it incurred higher costs for contract mining, ore haulage costs and equipment rental than in 2009. Wassa/HBB moved a total of 21.7 million tonnes of ore and waste in 2010, as compared to 18.9 million tonnes in 2009.

The higher cash costs and lower gold sales contributed to a cash operating cost of $677 per ounce in 2010, as compared to $447 per ounce in 2009. Lower gold production resulted in lower depreciation and amortization costs which were down $7.9 million from 2009.

RESULTS OF OPERATIONS – 2009 COMPARED TO 2008

Consolidated Results

Our consolidated net income totaled $16.5 million or $0.070 per share for 2009 as compared to a net loss of $119.3 million or $0.506 per share, in 2008. The significant earnings improvement, as compared to 2008, was largely related to a $79.3 million improvement in mine operating margins which was the result of a 38.5%, or 113,975 ounce increase in gold sales and a $108 per ounce increase in average realized gold price. An $8.3 million increase in tax benefits and $65.3 million reduction in impairment losses also contributed to the earnings improvement from 2008. A $64.1 million increase in cost of sales partially offset the improvements in gold sales and gold price.

Bogoso’s gold sales improved by 9%, or 15,555 ounces, mostly due to improved gold recoveries. Higher grade ores during 2009 from Wassa’s new Hwini-Butre and Benso mines (“HBB properties”) yielded a 78%, or 98,421 ounce increase in Wassa’s gold sales. These higher ounces combined with the gold price improvements resulted in a 56% increase in gold revenues over 2008 levels. Bogoso’s cost of sales declined from 2008 levels, but the extra costs associated with the new HBB mining operations resulted in increases in Wassa’s cost of sales, resulting in our overall increase in cost of sales.

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

Wassa Operations 2009 Compared to 2008

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

DEVELOPMENT PROJECTS 2010

Bogoso Tailings Processing Project

In the second quarter of 2010, $8 million was approved for construction of a hydraulic tailings recovery system and associated piping that will feed tailings from a decommissioned tailings storage facility to the Bogoso oxide plant’s CIL circuit. The project is expected to come online in late 2011, subject to permitting. While the grade of the tailings material is lower than the ores typically treated in the Bogoso oxide plant, the operating costs are expected to be low since reclaimed tailings can be fed directly into the existing CIL circuit thereby resulting in lower overall processing costs. The system is designed to handle approximately 2.4 million tonnes of tailings per annum over its five year life yielding up to approximately 40,000 to 50,000 additional ounces per year. Engineering has been completed, and permitting and equipment procurement commenced during the fourth quarter of 2010.

Prestea South Properties

We received mining permits for Prestea South in 2008 and continue to work on the environmental permits. We expect to initiate development at Prestea South, including its 10 kilometer haul road extension, once the environmental permit is received. The Prestea South oxide ore will be transported to Bogoso and processed through the Bogoso oxide plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide plant. The Ghana Environmental Protection Agency (“EPA”) has requested an update to the Prestea South Project Environmental Impact Statement (“EIS”). We are currently working with our environmental consultant to finalize the study and expect that the revised EIS will be submitted in the first quarter of 2011.

EXPLORATION PROJECTS

Exploration expenditures in 2010 totaled approximately $20.0 million, up from $9.0 million in 2009. The 2010 exploration programs concentrated on converting resources to reserves at Wassa, Hwini-Butre, Benso, Chichiwelli, Pampe and Buesichem South and on further VTEM geophysical target drilling at Bogoso and Prestea. Other West African exploration activities included drilling at our Burkina Faso properties by a joint venture partner; initial drilling on the Niger properties by another joint venture partner who is earning into the Deba and Tialkam licenses; infill soil sampling on the Cote D’Ivoire properties at Amelekia, Abengorou and Agboville; and further diamond drilling and geophysics at the Sonfon joint venture in Sierra Leone.

In South America, 2010 exploration efforts concentrated on our Brazilian properties where we have entered into a joint venture to earn an ownership position in a large package of properties in Northern Mato Grosso State as well as initial soil sampling and prospecting on our 100% held ground in Mato Grosso, Goias and Minas Geris States. In 2009 we sold our interest in the Saramacca property in Suriname to Newmont Mining Corporation and are now awaiting the government’s transfer of the properties to Newmont. When the transfer is completed we will receive the $8 million purchase price which is currently being held in escrow. All of our French Guiana assets were sold in 2010.

2011 Exploration Plans

We have budgeted approximately $30 million for exploration activities in 2011, and plan to focus efforts on resource definition drilling in and around our mining leases in Ghana, testing deeper potential underground targets below higher grade portions of the current open pits and drilling of geophysical targets at Bogoso/Prestea, Wassa, Hwini-Butre and Benso. We expect that the West African exploration programs outside of Ghana will involve continued drilling and assessment of the Burkina Faso and Niger properties undertaken by joint venture partners as well as initial drilling of geochemical targets in Cote D’Ivoire and additional drilling on the Sonfon joint venture in Sierra Leone.

We expect to step up the level of exploration activity in South America during 2011, especially in Brazil where we have entered into a joint venture with Votorantim Metals on a 3,400 square kilometer land package in Northern Mato Grosso. This joint venture requires us to spend $5 million to earn 50% of the precious metal rights on this package over a three year period and additional ownership can be acquired if a project advances to the feasibility stage and we complete a feasibility study. The initial joint venture work during 2011 is anticipated to involve greenfields soil sampling and follow up on several targets generated by the Votorantim geophysical and stream sediment data sets as well as initial stream sediment sampling in areas not previously sampled. In addition to exploration on the joint venture properties, we plan to conduct further soil and stream sampling on our 100% owned land holdings in Mato Grosso, Goias and Minas Geris States. In Suriname we will continue to assist Newmont with the transfer of the Saramacca joint venture properties.

LIQUIDITY AND CAPITAL RESOURCES

During 2010, our cash and cash equivalents increased by $23.9 million, reaching $178.0 million at December 31, 2010. The increase in cash was a function of the $115.2 million of cash generated from operating activities during 2010. Operating cash flow of $115.2 million in 2010 was $10.6 million higher than the $104.6 million in 2009 and was sufficient to meet all of our operational, investing and debt needs. Cash flow from changes in working capital was the major factor contributing to the cash flow improvement over 2009.

Our capital projects used $83.8 million of cash during 2010, up from $48.8 million in 2009. Capital projects used the following amounts during 2010: $20.9 million for mine development projects, $30.9 million for purchases of capital equipment, $15.1 million for deferred waste stripping, and $16.9 million for mine site exploration and drilling.

Outstanding debt decreased by $2.7 million during 2010 reflecting reduction in the equipment financing loans balance. While there were $5.7 million of new equipment loans during 2010, $10.7 million of scheduled payments yielded a net reduction of $5.0 million. Non-cash accretion raised the convertible debenture balance by $7.1 million to $108.8 million during 2010. Continuing periodic accretion fees will bring the convertible debenture balance to its $125.0 million face amount by its November 30, 2012 due date. The $5.0 million opening balance on our revolving credit facility was paid during 2010 leaving a nil balance as the end of 2010 and the balance on the capital leases was reduced to $2.8 million by period payments during 2010. Our $35 million equipment financing facility had an outstanding balance of $15.7 million at December 31, 2010, with available credit of $19.3 million. Our revolving credit facility ended the year with no outstanding balance and $40.5 million of available credit. See Note 5 to the attached financial statements for a table of schedule future debt payments. We were in compliance with all loan covenants at December 31, 2010.

During 2010, all of our cash and cash equivalents were held as cash or was invested in funds that held only U.S. treasury notes and bonds.

LIQUIDITY OUTLOOK

Our liquidity position improved in 2010 as cash balances continued to grow, reaching $178.0 million at December 31, 2010, up from $154.1 million at the end of 2009 and $33.6 million at the end of 2008. A total of $115.2 million of cash flow from operating activities during 2010 was the major factor contributing to the increase.

In addition to the improved cash balances, we maintain a $40.5 million revolving line of credit and have an additional $19.3 million of borrowing capacity under our equipment financing credit facility. We also have a shelf registration statement on file with the U.S. Securities and Exchange Commission which enables Golden Star to issue common shares, preferred shares, debt securities and warrants from time to time.

We expect to use approximately $100 million for capital projects during 2011. This total is expected to include $38 million of mine property development, $20 million of mine site drilling and approximately $42 million for equipment and facilities.

During 2011, we expect to pay $8.2 million of principal and interest on our equipment financing facility, $5.0 million of interest payments on the convertible debentures and $2.8 million in interest and principal of our capital leases.

Operational cash flow in 2011, along with the revolving credit facility and equipment financing facility, should be sufficient to cover capital and operating needs during 2011.

LOOKING AHEAD

Our main objectives for 2011 are:

•	permitting, development and operation of a tailings recovery process at Bogoso to provide feed to the Bogoso oxide plant;

•	optimize and stabilize ore feed at Bogoso to improve metallurgical recoveries;

•	continue reserve and resource definition drilling at Bogoso/Prestea and Wassa/HBB;

•	reopen the Pampe pit to provide oxide ore to the Bogoso oxide processing plant;

•	finalization of the permitting and development of the Prestea South project; and

•	advance the development of the Prestea Underground.

We are estimating 2011 Bogoso/Prestea gold production of 160,000 to 180,000 ounces at an average cash operating cost of $950 to $1,050 per ounce. We expect Wassa to produce approximately 170,000 to 180,000 ounces during 2011 at an average cash operating cost of $650 to $700 per ounce, with combined total production of approximately 330,000 to 360,000 ounces at an average cash operating cost of $800 to $870 per ounce.

As more fully disclosed in the Risk Factors in Item 1A of this Form 10-K, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

ENVIRONMENTAL LAWS AND REGULATIONS

In the various jurisdictions where we operate, all phases of our exploration, project development, and operations are subject to environmental laws and regulations. These laws and regulations may define, among other things, air and water quality standards, waste management requirements, and closure and rehabilitation obligations. In general, environmental legislation is evolving to require more strict operating standards, more detailed socioeconomic and environmental impact assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees for corporate social responsibility, and health and safety. Changes in environmental regulations, and the way they are interpreted by the regulatory authorities, could affect the way we operate, resulting in higher environmental and social operating costs that may affect the viability of our operations.

We note a continuing trend toward substantially increasing environmental requirements and greater corporate social responsibility expectations in Ghana. This includes the need for more permits, analysis, data gathering, community hearings and negotiations than have been required in the past to resolve both routine operational needs and for new development projects. In Ghana, the trend to longer lead times in obtaining environmental permits has continued such that we are no longer able to estimate permitting times. These increases in permitting requirements could affect our environmental management activities including but not limited to tailings disposal facilities and water management projects at our mines.

SOCIO-ECONOMIC DEVELOPMENT PROJECTS

As part of our commitment to corporate social responsibility, we support and fund the Golden Star Development Foundation and the Golden Star Oil Palm Plantations Limited (GSOPP). Both these entities aim to improve the standard of living and diversify the economic base within our stakeholder communities by sharing our success with our stakeholders. Funding for each of the projects is $1/ounce of gold produced plus 0.1% of pre-tax profits. The Golden Star Development Foundation funds primarily infrastructure projects (e.g. schools and clinics), that are selected by stakeholder consultative committees. In this manner, we are able to support projects selected by our communities. The GSOPP is developing oil palm plantations on disturbed lands and then assigns smallholdings to local farmers who then tend the oil palms. Each smallholder receives support from GSOPP and also receives money from the sale of the palm fruit. To date, 790 hectares have been planted and 200 plots of producing trees have been assigned to local farmers including at our new project near Hwini-Butre. We have also assisted farmers develop 100 hectares of palm plantations on their own farms.

RELATED PARTY TRANSACTIONS

We obtained legal services from a legal firm to which one of our board members is of counsel. The total value of all services purchased from this law firm during 2010 and 2009 was $0.9 million and $0.6 million, respectively. Our board member did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements reflect the application of Cdn GAAP, which is different in certain material respects from U.S. GAAP. The accounting policies reflected therein are generally those applied by similarly situated mining companies in Canada. Our accounting policies under Cdn GAAP are described in Note 3 of our consolidated financial statements.

Preparation of our consolidated financial statements requires the use of estimates and assumptions that can affect reported amounts of assets, liabilities, revenues and expenses. Accounting policies relating to asset impairments, depreciation and amortization of mining property, plant and equipment, stock based compensation, tax assets, determination of fair values of financial instruments and site reclamation/closure accruals are subject to estimates and assumptions regarding reserves, gold recoveries, future gold prices, future operating and reclamation costs and future mining activities.

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

•

Ore stockpiles: Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by physical surveys or by estimating the number of tonnes of ore added and removed from the stockpile during a period. The number of recoverable ounces of gold in stockpiles is based on assay data and the gold recovery rate expected when the ore is processed. Stockpile values include mining and mine maintenances costs incurred in bringing the ore to the stockpile, and also a share of direct overhead and applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and are removed at the average cost per tonne of the total stockpile. Stockpiles are reduced as material is removed and fed to the processing plant. A 10% adjustment of a typical stockpile value would change the carrying value of the stockpile inventory by approximately $0.4 million.

•

Impairment Charges: We periodically review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable from continued operation of the asset. An asset impairment is considered to exist if the sum of all estimated future cash flows, on an undiscounted basis, are less than the carrying value of the long-lived asset. The determination of expected future cash flows requires numerous estimates about the future, including gold prices, operating costs, production levels, gold recovery rates, reclamation spending, ore reserves, amounts of recoverable gold and capital expenditures.

•

Amortization: Capital expenditures for mining properties, mine development and certain property plant and equipment items, are amortized using a units-of-production method over Proven and Probable Mineral Reserve ounces of gold. Capital expenditures that benefit an entire mining property, such as the cost of building an administrative facility, are amortized over all ounces contained on the property. Capital expenditures that benefit only a specific asset such as the pre-production stripping costs of a pit, are amortized over only the ounces located in the associated pit. Reserve estimates, which serve as the denominator in units of production amortization calculations, involve the exercise of subjective judgment and are based on numerous assumptions about future operating costs, future gold prices, continuity of mineralization, future gold recovery rates, spatial configuration of gold deposits, and other factors that may prove to be incorrect. A 10% adjustment in estimated total December 31, 2010, reserves at Wassa and at Bogoso/Prestea could result in an approximately $7 million annual change in amortization expense.

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

•

Asset retirement obligation and reclamation expenditures: Accounting for future reclamation obligations requires management to make estimates, at each mine site, of future reclamation and closure costs. In many cases a majority of such costs are incurred at the end of a mine’s life which can be several years in the future. Such estimates are subject to changes in mine plans, reclamation requirements, inflation rates and technology. As a result, future reclamation and closure costs are difficult to estimate. Our estimates of future reclamation and closing cost are reviewed frequently and are adjusted as needed to reflect new information about the timing and expected future costs of our environmental disturbances. Based upon our current situation, we estimate that a 10% increases in total future reclamation and closure cash costs would result in an approximately $0.5 million increase in our asset retirement obligations.

ACCOUNTING DEVELOPMENTS

See Note 3 to the financial statements attached below this “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” for a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements.

Adoption of U.S. GAAP in 2011

Golden Star has, since its inception, reported to security regulators in both Canada and the U.S. using Canadian GAAP financial statements with a foot note reconciliation to U.S. GAAP. However, a change in SEC position in late 2009 required that after 2010, Canadian companies such as Golden Star, which do not qualify as foreign private issuers, file their financial statements in the U.S. using U.S. GAAP after 2010. In response, we adopted U.S. GAAP for years beginning on or after January 1, 2011 for all future U.S., Ghanaian and Canadian regulatory filings.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

TABLE OF CONTRACTUAL OBLIGATIONS

	Payment due (in millions) by period
	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Debt (1)	$140.2	$7.2	$132.9	0.1	$—
Interest on long term debt	11.7	6.0	5.7	—	—
Operating lease obligations	4.1	3.3	0.7	0.1	—
Capital lease obligations	3.0	2.8	0.2	—	—
Asset retirement obligations (2)	84.3	25.3	13.6	5.2	40.2

Total	$243.3	$44.6	$153.1	$5.4	$40.2

(1)	Includes $125.0 million of convertible debentures maturing in November 2012. Golden Star has the right to repay the $125.0 million in cash or in common shares at the due date under certain circumstances. The presentation shown above assumes payment is made in cash and also assumes no conversions of the debt to common shares by the holders prior to the maturity date.
(2)	Asset retirement obligations include estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves, an analysis of which determines the ultimate closure date and impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as “Asset retirement obligations” on the balance sheet of $45.0 million as of December 31, 2010. The amounts shown above are undiscounted to show full expected cash requirements.

OUTSTANDING SHARE DATA

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to February 22, 2011. As of February 22, 2011, we had outstanding 258,559,486 common shares, options to acquire 6,675,272 common shares, and convertible notes which are convertible into 25,000,000 common shares.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our debt, changes in foreign currency exchange rates and commodity price fluctuations.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Our convertible senior unsecured debentures and the outstanding loans under our equipment financing facility bear interest at a fixed rate and are not subject to gains or losses in interest rate. Our revolving credit facility has a variable interest rate of the higher of the applicable lender’s cost of funds (capped at 1.25% per annum above LIBOR) and LIBOR plus a margin of 5%. As of December 31, 2010, we had a nil balance outstanding on this facility. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

Currency risk is risk that the fair value of future cash flows will fluctuate because of changes in foreign currency exchange rates. In addition, the value of cash and cash equivalents and other financial assets and liabilities denominated in foreign currencies can fluctuates with changes in currency exchange rates.

Since our revenues are denominated in U.S. dollars and our operating units transact much of their business in U.S. dollars, we are typically not subject to significant impacts from currency fluctuations. Even thus, certain purchases of labor, operating supplies and capital assets are denominated in Ghana cedis, euros, British pounds, Australian dollars and South African rand. To accommodate these purchases, we maintain operating cash accounts in non–US dollar currencies and appreciation of these non–US dollar currencies against the U.S. dollar results in a foreign currency gain and a decrease in non–US dollar currencies results in a loss. In the past we have entered into forward purchase contracts for South African rand, euros and other currencies to hedge expected purchase costs of capital assets. During 2010 and 2009 we had no currency related derivatives. At December 31, 2010, and 2009 we held $9.4 million and $4.3 million, respectively, of foreign currency.

Commodity Price Risk

Gold is our primary product and, as a result, changes in the price of gold significantly affects our results of operations and cash flows. Based on our expected gold production in 2011, a $10 per ounce change in gold price would result in a $3 to 4 million change in our sales revenues and operating cash flows. To reduce gold price volatility, we have at various times entered into gold price derivatives. At December 31, 2010, and December 31, 2009, we did not hold any gold price derivatives and thus, there were no financial instruments subject to gold price risk at December 31, 2010. Information about our gold price derivative activity can be found in Note 14 of our financial statements. In January 2011, we entered into a series of put and call contracts covering 76,800 ounces of future gold production between February and December 2011. The contracts are spread evenly in each week over this period and are structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,457 per ounce. In early February 2011 we entered into a second set of put and call contracts covering 75,200 ounces of future gold production between February and December 2011. The contacts are spread evenly in each week during this period and are structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,503 per ounce.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Shareholders of Golden Star Resources Ltd.

We have completed integrated audits of Golden Star Resources Ltd.’s 2010, 2009 and 2008 consolidated financial statements and of its internal control over financial reporting as at December 31, 2010. Our opinions, based on our audits, are presented below.

Independent Auditor’s Report

To the Shareholders

of Golden Star Resources Ltd.

We have completed integrated audits of Golden Star Resources Ltd.’s 2010, 2009 and 2008 consolidated financial statements and their internal control over financial reporting as at December 31, 2010. Our opinions, based on our audits, are presented below.

Report on the consolidated financial statements

We have audited the accompanying consolidated financial statements of Golden Star Resources Ltd., which comprise the consolidated balance sheet as at December 31, 2010 and December 31, 2009 and the consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2010, and the related notes including a summary of significant accounting policies.

Management’s responsibility for the consolidated financial statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with Canadian generally accepted accounting principles and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. Canadian generally accepted auditing standards require that we comply with ethical requirements.

An audit involves performing procedures to obtain audit evidence, on a test basis, about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances. An audit also includes evaluating the appropriateness of accounting principles and policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion on the consolidated financial statements.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Golden Star Resources Ltd. as at December 31, 2010 and December 31, 2009 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2010 in accordance with Canadian generally accepted accounting principles.

Report on internal control over financial reporting

We have also audited Golden Star Resources Ltd.’s internal control over financial reporting as at December 31, 2010, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s responsibility for internal control over financial reporting

Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of the Annual Report on Form 10-K.

Auditor’s responsibility

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

An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances.

We believe that our audit provides a reasonable basis for our audit opinion on the company’s internal control over financial reporting.

Definition of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Canadian generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Canadian generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Inherent limitations

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Opinion

In our opinion, Golden Star Resources Ltd. maintained, in all material respects, effective internal control over financial reporting as at December 31, 2010 based on criteria established in Internal Control - Integrated Framework, issued by COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

February 23, 2011

Vancouver, British Columbia

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of U.S. dollars except shares issued and outstanding)

	As of December 31, 2010	As of December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 4)	$178,018	$154,088
Accounts receivable (Notes 4 and 7)	11,885	7,021
Inventories (Note 6)	65,141	52,198
Deposits (Note 8)	5,865	4,774
Prepaids and other (Notes 4 and 9)	1,522	1,415

Total Current Assets	262,431	219,496
RESTRICTED CASH (Notes 4 and 18)	1,205	3,804
DEFERRED EXPLORATION AND DEVELOPMENT COSTS (Note 10)	14,487	12,949
PROPERTY, PLANT AND EQUIPMENT (Note 11)	229,081	231,855
INTANGIBLE ASSETS (Note 13)	7,373	9,480
MINING PROPERTIES (Note 12)	283,711	276,114
OTHER ASSETS	3,167	181

Total Assets	$801,455	$753,879

LIABILITIES
CURRENT LIABILITIES
Accounts payable (Note 4)	$34,522	$28,234
Accrued liabilities (Note 4)	53,935	34,178
Asset retirement obligations (Note 15)	23,485	1,938
Current tax liability (Note 17)	1,128	616
Current debt (Note 16)	10,014	9,970

Total Current Liabilities	123,084	74,936
LONG TERM DEBT (Notes 4 and 16)	117,289	114,595
ASSET RETIREMENT OBLIGATIONS (Note 15)	21,467	30,031
FUTURE TAX LIABILITY (Note 17)	20,456	13,997

Total Liabilities	$282,296	$233,559

MINORITY INTEREST	1,278	—
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding.
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 258,511,236 at December 31, 2010, 257,362,561 at December 31, 2009	693,853	690,423
CONTRIBUTED SURPLUS	17,552	15,759
EQUITY COMPONENT OF CONVERTIBLE DEBENTURES	34,542	34,542
ACCUMULATED OTHER COMPREHENSIVE INCOME	643	24
DEFICIT	(228,709)	(220,428)

Total Shareholders’ Equity	517,881	520,320

Total Liabilities and Shareholders’ Equity	$801,455	$753,879

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Stated in thousands of U.S. dollars except share and per share data)

	For the years ended December 31,
	2010	2009	2008 restated (note 3)
REVENUE
Gold revenues	$432,693	$400,739	$257,355
Cost of sales (Note 20)	388,391	363,030	298,930

Mine operating margin/(loss)	44,302	37,709	(41,575)
OTHER EXPENSES, (GAINS) AND LOSSES
Exploration expense	1,860	834	1,954
General and administrative expense	17,065	14,156	15,221
Abandonment and impairment	—	3,079	68,380
Derivative mark-to-market losses (Note 14)	850	3,538	980
Property holding costs	5,299	4,196	—
Foreign exchange (gain)/loss	872	(2,995)	(2,587)
Interest expense	16,946	15,647	14,591
Interest and other income	(362)	(197)	(805)
Loss on sale of assets	829	304	575
Gain on sale of investments	—	—	(5,402)

Income/(loss) before minority interest	943	(853)	(134,482)
Minority interest	(1,278)	—	6,150

Loss before income tax	(335)	(853)	(128,332)
Income tax (expense)/benefit (Note 17)	(7,946)	17,372	9,029

Net income/(loss)	$(8,281)	$16,519	$(119,303)

OTHER COMPREHENSIVE INCOME/(LOSS)
Unrealized gain/(loss) on available-for-sale investments	619	113	(3,280)

Comprehensive income/(loss)	$(7,662)	$16,632	$(122,583)

Net income/(loss) per common share - basic (Note 22)	$(0.032)	$0.070	$(0.506)
Net income/(loss) per common share - diluted (Note 22)	$(0.032)	$0.069	$(0.506)
Weighted average shares outstanding (millions)	258.0	237.2	235.7
Weighted average number of diluted shares (millions)	258.0	238.4	235.7

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in thousands of U.S. dollars)

	Number of Common Shares	Share Capital	Contributed Surplus		Equity Component of Convertible Debentures	Accumulated Other Comprehensive Income/(Loss)	Retained Deficit restated (note3)	Total Shareholders’ Equity
			Warrants	Options
Balance at December 31, 2007	233,703,681	$609,103	$5,138	$8,092	$34,620	$3,192	$(117,644)	$542,501

Shares issued under options	360,000	1,023	—	(121)	—	—	—	902
Options granted net of forfeitures	—	—	—	2,088	—	—	—	2,088
Realized gain on available for sale securities	—	—	—	—	—	(5,402)	—	(5,402)
Unrealized loss on available for sale securities	—	—	—	—	—	2,122	—	2,122
Common shares issued	1,881,630	5,674	—	—	—	—	—	5,674
Issue costs	—	(337)	—	—	—	—	—	(337)
Payment of loan fees	—	—	—	—	(78)	—	—	(78)
Net loss	—	—	—	—	—	—	(119,303)	(119,303)

Balance at December 31, 2008	235,945,311	$615,463	$5,138	$10,059	$34,542	$(88)	$(236,947)	$428,167

Shares issued under options	1,417,250	4,008	—	(1,470)	—	—	—	2,538
Options granted net of forfeitures	—	—	—	2,032	—	—	—	2,032
Unrealized gain on available for sale securities	—	—	—	—	—	112	—	112
Common shares issued	20,000,000	75,000	—	—	—	—	—	75,000
Issue costs	—	(4,048)	—	—	—	—	—	(4,048)
Net income	—	—	—	—	—	—	16,519	16,519

Balance at December 31, 2009	257,362,561	$690,423	$5,138	$10,621	$34,542	$24	$(220,428)	$520,320

Shares issued under options	1,148,675	3,537	—	(1,182)	—	—	—	2,355
Options granted net of forfeitures	—	—	—	2,975	—	—	—	2,975
Unrealized gain on available for sale securities	—	—	—	—	—	619	—	619
Issue costs	—	(107)	—	—	—	—	—	(107)
Net loss	—	—	—	—	—	—	(8,281)	(8,281)

Balance at December 31, 2010	258,511,236	$693,853	$5,138	$12,414	$34,542	$643	$(228,709)	$517,881

The accompanying notes are an integral part of these financial statements

There were no treasury shares held as of December 31, 2010.

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of U.S. dollars)

	For the years ended December 31,
	2010	2009	2008 restated (note 3)
OPERATING ACTIVITIES:
Net income/(loss)	$(8,281)	$16,519	$(119,303)
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	100,762	113,977	60,583
Amortization of loan acquisition cost	1,888	1,201	732
Abandonment and impairment	—	3,079	68,380
Gain on sale of equity investments	—	—	(5,402)
Loss on sale of assets	829	304	575
Non-cash employee compensation	2,975	2,033	2,088
Future income tax expense/(benefit)	6,459	(19,127)	(9,029)
Derivatives mark to market (gain/loss)	(216)	(1,838)	2,076
Accretion of convertible debt	7,079	6,624	6,198
Accretion of asset retirement obligations	2,802	2,165	778
Minority interests	1,279	—	(6,150)
Reclamation expenditures	(9,704)	(1,985)	(1,163)

	105,872	122,952	363
Changes in non-cash working capital:
Accounts receivable	(4,010)	(2,702)	4,060
Inventories	(14,351)	(4,327)	3,229
Deposits	235	(845)	—
Accounts payable and accrued liabilities	26,978	(10,848)	24,618
Other	480	385	(2,227)

Net cash provided by operating activities	115,204	104,615	30,043
INVESTING ACTIVITIES:
Expenditures on deferred exploration and development	(3,538)	(3,460)	(6,937)
Expenditures on mining properties	(49,390)	(32,839)	(42,830)
Expenditures on property, plant and equipment	(30,849)	(12,468)	(24,660)
Proceeds from sale of equity investment	—	—	7,104
Proceeds from the sale of assets	1,467	2	1,351
Change in payable on capital expenditures	901	(962)	(5,235)
Change in deposits on mine equipment and material	(1,326)	(54)	2,881
Other	2,598	445	(2,740)

Net cash used in investing activities	(80,137)	(49,336)	(71,066)
FINANCING ACTIVITIES:
Issuance of share capital, net of issue costs	2,248	73,489	6,238
Principal payments on debt	(38,049)	(28,856)	(17,816)
Proceeds from equipment financing facility and revolving debt facility	25,674	22,837	11,456
Other	(1,010)	(2,219)	(1,051)

Net cash provided by/(used in) financing activities	(11,137)	65,251	(1,173)
Increase (decrease) in cash and cash equivalents	23,930	120,530	(42,196)
Cash and cash equivalents, beginning of year	154,088	33,558	75,754

Cash and cash equivalents end of year	$178,018	$154,088	$33,558

(See Note 23 for supplemental cash flow information)

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in tables are in thousands of U.S. Dollars unless noted otherwise)

1. NATURE OF OPERATIONS

Through our 90% owned subsidiary Golden Star (Bogoso/Prestea) Ltd (“GSBPL”) we own and operate the Bogoso/Prestea gold mining and processing operation (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. Through our 90% owned subsidiary Golden Star (Wassa) Ltd (“GSWL”) we also own and operate the Wassa gold mine (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. Wassa mines ore from pits near the Wassa plant and also processes ore mined at our Hwini-Butre and Benso (“HBB”) mines located south of Wassa. We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and in South America we hold and manage exploration properties in Brazil.

2. BASIS OF PRESENTATION

Our consolidated financial statements are prepared and reported in United States (“US”) dollars and in accordance with generally accepted accounting principles in Canada (“Cdn GAAP” or “Canadian GAAP”) which differ in some respects from GAAP in the United States (“US GAAP”). These differences in GAAP are quantified and explained in Note 27. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of all liabilities in the normal course of business. With the exception of a few exploration offices, the functional currency, including the Ghanaian operations, is the U.S. dollar.

These consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, whether owned directly or indirectly. All inter-company balances and transactions have been eliminated. Subsidiaries are defined as entities in which the company holds a controlling interest, is the general partner or where it is subject to the majority of expected losses or gains. Our fiscal year-end is December 31. Certain comparative figures have been reclassified to conform to the presentation adopted for the current period and to reflect retroactive restatements of certain balances required upon the adoption of new accounting guidance.

ADOPTION OF U.S. GAAP IN 2011

Golden Star has, since its inception, reported to security regulators in both Canada and the U.S. using Canadian GAAP financial statements with a reconciliation to U.S. GAAP. However, a change in SEC position in late 2009 required Canadian companies such as Golden Star that do not qualify as a foreign private issuers, file their financial statements in the U.S. using U.S. GAAP after December 31, 2010. We therefore have adopted U.S. GAAP as of January 1, 2011 for all subsequent U.S. and Canadian filings. Canadian securities regulators have announced that they will continue to accept U.S. GAAP financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

Preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that can affect reported amounts of assets, liabilities, future income tax liabilities, and expenses. The more significant areas requiring the use of estimates include asset impairments, stock based compensation, tax assets, depreciation and amortization of assets, and site reclamation and closure accruals. Accounting for these areas is subject to estimates and assumptions regarding, among other things, ore reserves, gold recoveries, future gold prices, future operating costs, asset usage rates, and future mining activities. Management bases its estimates on historical experience and on other assumptions we believe to be reasonable under the circumstances. However, actual results may differ from our estimates.

CASH AND CASH EQUIVALENTS

Cash includes cash deposits in any currency residing in checking accounts, money market funds and sweep accounts. Cash equivalents consist of highly liquid investments purchased with maturities of three months or less. Investments with maturities greater than three months and up to one year are classified as short-term investments, while those with maturities in excess of one year are classified as long-term investments. Cash equivalents are stated at cost, which typically approximates market value.

INVENTORIES

Inventory classifications include “stockpiled ore,” “in-process inventory,” “finished goods inventory” and “materials and supplies.” All of our inventories, except materials and supplies, are recorded at the lower of weighted average cost or net realizable value. The stated value of all production inventories include direct production costs and attributable overhead and depreciation incurred to bring the materials to it current point in the processing cycle, except for our materials and supplies inventories. General and administrative costs for corporate offices are not included in any inventories.

Stockpiled ore represents coarse ore that has been extracted from the mine and is waiting processing. Stockpiled ore is measured by estimating the number of tonnes (via truck counts or by physical surveys) added to, or removed from the stockpile, the number of contained ounces (based on assay data) and estimated gold recovery percentage. Stockpiled ore value is based on the costs incurred (including depreciation and amortization) in bringing the ore to the stockpile. Costs are added to the stockpiled ore based on current mining costs per tonne and are removed at the average cost per tonne of ore in the stockpile.

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

Finished goods (precious metals) inventory is composed of saleable gold in the form of doré bars that have been poured but not yet shipped from the mine site. The bars are valued at the lower of total cost or net realizable value. Included in the total costs are the direct costs of the mining and processing operations as well as direct mine-site overhead, amortization and depreciation.

Materials and supplies inventories consist mostly of equipment parts, fuel, lubricants and reagents consumed in the mining and ore processing activities. Materials and supplies are valued at the lower of average cost or replacement cost and includes tax and freight costs incurred in purchasing the individual inventory items.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment assets, including machinery, processing equipment, mining equipment, mine site facilities, vehicles and expenditures that extend the life of such assets are recorded at cost,which include acquisition and installation costs. The costs of self-constructed assets include direct construction costs and allocated interest during the construction phase. Indirect overhead costs are not included in the cost of self-constructed assets. Depreciation for mobile equipment and other assets having estimated lives shorter than the estimated life of the ore reserves, is computed using the straight-line method at rates calculated to depreciate the cost of the assets, less their anticipated residual values, if any, over their estimated useful lives.

MINING PROPERTIES

Mining property assets, including tailings dams, mine-site drilling costs where proven and probable reserves have been established, pre-production waste stripping, condemnation drilling, roads, feasibility studies and wells are recorded at cost. The costs of such self-

constructed assets include direct construction costs, a share of direct mine-site overhead costs and allocated interest during the construction phase. Indirect overhead costs are not included in the cost of self-constructed assets. Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included in cost of sales.

Mineral property acquisition, exploration and development costs, buildings, processing plants and other long-lived assets which have an estimated life equal to or greater than the estimated life of the ore reserves, are amortized over the life of the proven and probable reserves of the associated mining property using a units-of-production amortization method. The net book value of property, plant and equipment assets at property locations is charged against income if the site is abandoned and it is determined that the assets cannot be economically transferred to another project or sold.

DEFERRED MINING COSTS

When employing open pit mining methods, the cost of waste stripping (i.e., the costs of removing overburden and waste material to access mineral deposits) incurred prior to a mine’s in-service date are capitalized and subsequently amortized on a units of production basis over the ounces in pit.

In accordance with EIC 160 “Stripping Costs Incurred in the Production Phase of Mining Operation”, expenditures for waste stripping subsequent to a mine’s in-service date that can be shown to be a betterment of the mineral property are capitalized and subsequently amortized on a units-of-production basis over the mineral reserves that directly benefit from the specific waste striping activity. Waste stripping costs incurred during the production phase of a mine which do not qualify as a betterment, are considered variable production costs and are included as a component of inventory produced during the period in which stripping costs are incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

We review and evaluate our long-lived assets for impairment at least annually and also when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An asset impairment is considered to exist if an asset’s recoverable value is less than its carrying value as recorded on our Consolidated Balance Sheet. In most cases, an asset’s recoverable value is assumed to be equal to the sum of the asset’s expected future cash flows on an undiscounted basis. If the sum of the undiscounted future cash flows does not exceed the asset’s carrying value, an impairment loss is measured and recorded based on discounted estimated future cash flows from the asset. Future cash flows are based on estimated quantities of gold and other recoverable metals, expected price of gold and other commodity (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans.

In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. With the exception of mine-related exploration potential and exploration potential in areas outside of the immediate mine-site, all assets at a particular operation are considered together for purposes of estimating future cash flows. In the case of mineral interests associated with other mine-related exploration potential and exploration potential in areas outside of the immediate mine-site, cash flows and fair values are individually evaluated based primarily on recent exploration results.

Numerous factors including, but not limited to, unexpected grade changes, gold recovery problems, shortages of equipment and consumables, equipment failures, and collapse of pit walls, could impact our ability to achieve forecasted production schedules from proven and probable reserves. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

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

Our functional currency is the U.S. dollar.

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

REVENUE RECOGNITION

Revenue from the sale of metal is recognized when there is persuasive evidence that an arrangement exists, the price is determinable, the metal has been delivered, title and risk of ownership has passed to the buyer and collection is reasonably assured. All of our gold is sent to a South African gold refiner who locates and arranges for the sale to a third party on the day of shipment from the mine site. The sales price is based on the London P.M. fix on the day of shipment. Title and risk of ownership pass to the buyer on the day doré is shipped from the mine sites.

STOCK BASED COMPENSATION

Under the company’s common share option plan (see note 21), common share options may be granted to executives, employees, consultants and non-employee directors. Compensation expense for such grants is recorded in the Consolidated Statements of Operations as general and administrative expense, with a corresponding increase recorded in the Contributed Surplus account in the Consolidated Balance Sheets.

The expense is based on the fair values of the option at the time of grant and is recognized over the vesting periods of the respective options. Consideration paid to the company on exercise of options is credited to share capital.

LEASES

Leases that transfer substantially all the benefits and risks of ownership to the company are recorded as capital leases and classified as property, plant and equipment with a corresponding amount recorded with current and long-term debt. All other leases are classified as operating leases under which leasing costs are expensed in the period incurred.

FINANCIAL INSTRUMENTS

Our financial instruments include cash, cash equivalents, restricted cash, available for sale investments, accounts receivable, derivative contracts, accounts payable, accrued liabilities and current and long term debts. Each financial asset and financial liability instrument is initially measured at fair value, adjusted for any associated transaction costs. In subsequent periods, the estimated fair values of financial instruments are determined based on our assessment of available market information and appropriate valuation methodologies including reviews of current interest rates, related market values and current pricing of financial instruments with comparable terms; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a current market transaction.

The carrying value of the convertible senior unsecured debentures is split to recognize the debt and equity components of the instrument. The debt component of the instrument is accreted to its maturity value through charges to income over the term of the notes based on the effective yield method.

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

All financial instruments classified as available-for-sale or held-for-trading are subsequently measured at fair value. Changes in the fair value of financial instruments designated as held-for-trading are charged or credited to the statement of operations for the relevant period, while changes in the fair value of financial instruments designated as available-for-sale, excluding impairments, are charged or credited to other comprehensive income until the instrument is realized. All other financial assets and liabilities are accounted for at cost or at amortized cost depending upon the nature of the instrument. After their initial fair value measurement, they are measured at amortized cost using the effective interest rate method.

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

RECENT CHANGES IN ACCOUNTING PRONOUNCEMENTS

In January 2009, the CICA issued Handbook Section 1582, “Business Combinations” (“Section 1582”). Section 1582 requires that all assets and liabilities of an acquired business will be recorded at fair value at acquisition. Obligations for contingent considerations and contingencies will also be recorded at fair value at the acquisition date. The standard also states that acquisition–related costs will be expensed as incurred and that restructuring charges will be expensed in the periods after the acquisition date. Section 1582 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after January 1, 2011. Since we have adopted U.S. GAAP as of January 1, 2011, this new Canadian standard will have no impact on our financial statements.

In January 2009, the CICA issued Handbook Section 1601 “Consolidations” (“Section 1601”), and section 1602 “Non-controlling Interests” (“Section 1602”). Section 1601 establishes standards for the preparation of consolidated financial statements. Section 1602 establishes standards for accounting for a non-controlling interest in a subsidiary in consolidated financial statements subsequent to a business combination. These standards apply to interim and annual consolidated financial statements relating to fiscal years beginning on or after January 1, 2011. Since we have adopted U.S. GAAP as of January 1, 2011, this new Canadian standard will have no impact on our financial statements.

The Canadian Accounting Standards Board (“AcSB”) issued Canadian Institute of Chartered Accountants: Handbook (“CICA”) Section 3064, “Goodwill and Intangible Assets” which replaces CICA 3062 and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. CICA 3064 expands on the criteria for recognition of intangible assets that can be recognized and applies to internally-generated intangible assets as well as to purchased intangible assets. Section 3064 dictates that certain expenditures not meeting the recognition criteria of an intangible asset are expensed as incurred. Emerging issues committee decision “EIC” 27 (Revenues and Expenditures in the pre-operation period) is no longer applicable for entities that have adopted CICA 3064. Section 3064 became effective January 1, 2009 and required that we retrospectively adjust our financial statements to reflect the impact of the changes to the accounting for intangible assets. In response to this new standard, the accompanying December 31, 2010 financial statements and comparative period financials include the impact of the reclassification of certain 2005 plant start-up period costs to expense, such costs having been initially capitalized as Mining Property assets. Depreciation expense was decreased by $0.8 million in 2008.

FUTURE GUIDANCE

As explained above, Golden Star has adopted U.S. GAAP as of January 1, 2011, and thus future changes in GAAP in Canada will have no impact on our future US GAAP financial statements. Future changes in U.S. GAAP are discussed in note 27.

4. FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial assets and liabilities are as follows:

FINANCIAL ASSETS

		As of December 31, 2010		As of December 31, 2009
Assets	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents (1)	Loans and receivables	$178,018	$178,018	$154,088	$154,088
Restricted cash (1)	Loans and receivables	1,205	1,205	3,804	3,804
Accounts receivable (1)	Loans and receivables	11,885	11,885	7,021	7,021
Derivative Instrument- Riverstone	Held-for-trading	375	375	158	158
Available for sale investments (4)	Available-for-sale	928	928	181	181

Total financial assets		$192,411	$192,411	$165,252	$165,252

FINANCIAL LIABILITIES

		As of December 31, 2010		As of December 31, 2009
Liabilities	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities (1)	Other financial liabilities	$88,457	$88,457	$62,412	$62,412
Convertible senior unsecured debentures (2) (3)	Other financial liabilities	114,477	108,763	104,617	101,024
Revolving credit facility (2)	Other financial liabilities	—	—	5,053	2,543
Equipment financing loans (2)	Other financial liabilities	16,113	15,715	21,028	20,998

Total financial liabilities		$219,047	$212,935	$193,110	$186,977

(1)	Carrying amount is a reasonable approximation of fair value.
(2)

The fair values of the debt portion of the convertible senior unsecured debentures, the equipment financing loans, and the revolving credit facility are determined by discounting the stream of future payments of interest and principal at the estimated prevailing market rates of comparable debt instruments. The carrying values of these liabilities are shown net of any capitalized loan fees. As of December 31, 2010, the revolving credit facility had nil outstanding and the related loan fees are being carried in other assets.

(3)

The carrying value of the convertible senior unsecured debentures is being accreted to maturity value through charges to income over their term based on the effective yield method. Financing costs allocated to the issuance of debt are deferred, amortized over the term of the related debt using the effective yield method and presented as a reduction of the related debt.

(4)	The fair value represents quoted market prices in an active market.

The following tables illustrate the classification of the Company’s financial instruments within the fair value hierarchy as at December 31, 2010, and December 31, 2009 :

The three levels of the fair value hierarchy are:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2—Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

•	Level 3—Inputs that are not based on observable market data.

	Financial assets measured at fair value as at December 31, 2010
	Level 1	Level 2	Level 3	Total
Available for sale investments	$928	$—	$—	$928
Warrants	—	375	—	375

	$928	$375	$—	$1,303

	Financial assets measured at fair value as at December 31, 2009
	Level 1	Level 2	Level 3	Total
Available for sale investments	$181	$—	$—	$181
Warrants	—	158	—	158
Gold Forward Contracts	—	—	—	—

	$181	$158	$—	$339

No financial liabilities are measured at fair value on the Canadian GAAP balance sheet as at December 31, 2010, or December 31, 2009.

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

Scheduled payments on outstanding debt as of December 31, 2010:

Liabilities	2011	2012	2013	2014	2015	Maturity
Equipment financing loans
principal	$7,224	$4,914	$2,991	$586	$—	2010 to 2014
interest	989	468	164	17	—
Capital leases
principal	2,601	224	—	—	—	Feb 28, 2012
interest	151	2	—	—	—
Revolving credit facility
principal	—	—	—	—	—	Sep 30, 2012
interest	—	—	—	—	—
Convertible debentures
principal	—	125,000	—	—	—	Nov 30, 2012
interest	5,000	5,000	—	—	—

Total	$15,965	$135,608	$3,155	$603	$—

CREDIT RISK

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Our credit risk is primarily associated with liquid financial assets and derivatives. Our total financial liquid assets exposed to credit risk is $191 million as of December 31, 2010. We limit exposure to credit risk on liquid financial assets by holding our cash, cash equivalents, restricted cash and deposits at highly-rated financial institutions. During 2010, all of our excess cash was invested in funds that hold only U.S. treasury bills. We mitigate the credit risks of our derivatives by entering into derivative contracts with only high quality counterparties. Risks associated with gold trade receivables is considered minimal as we sell gold to a credit-worthy buyer who settles promptly within a week of receipt of gold bullion.

MARKET RISK

The significant market risk exposures include foreign currency exchange rate risk, interest rate risk and commodity price risk. These are discussed further below.

FOREIGN CURRENCY EXCHANGE RATE RISK

Foreign currency exchange rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The value of cash and cash equivalents denominated in foreign currencies fluctuates with changes in foreign currency exchange rates.

While most of our currency is held in U.S. dollar accounts, we maintain various operating cash accounts in non–US dollar currencies. Appreciation of these non–US dollar currencies results in a foreign currency gain and a decrease in non–US dollar currencies results in a loss. In the past, we have entered into forward purchase contracts for South African Rand, Euros and other currencies to hedge expected purchase costs of capital assets. As of December 31, 2010, and December 31, 2009, we had no currency related derivatives and $9.4 million and $4.3 million, respectively, of cash in foreign currency bank accounts.

INTEREST RATE RISK

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Our convertible senior unsecured debentures and the outstanding loans under the equipment financing facility are not subject to interest rate risk as they bear interest at a fixed rate and are not subject to fluctuations in interest rate. Our revolving credit facility has a variable interest rate of the higher of the applicable lender’s cost of funds (capped at 1.25% per annum above LIBOR) and LIBOR plus a margin of 5%. As of December 31, 2010, we had nil outstanding on this facility. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

COMMODITY PRICE RISK

Gold is our primary product, and as a result, changes in the price of gold could significantly affect our results of operations and cash flows. To reduce gold price volatility, we have at various times, entered into gold price derivatives. At December 31, 2010, and December 31, 2009, we did not hold any gold price derivatives and thus there were no financial instruments subject to gold price risk as of the period end. Information about derivative activity within the periods can be found in note 14.

6. INVENTORIES

	As of December 31,
	2010	2009
Stockpiled ore	$2,551	$4,335
In–process	13,776	8,501
Materials and supplies	48,814	39,362
Finished Goods	—	—

Total	$65,141	$52,198

There were approximately 20,000 and 26,000 recoverable ounces of gold in the ore stockpile inventories shown above at December 31, 2010, and December 31, 2009, respectively. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months. Bogoso/Prestea recognized a $2.0 million write down of its in-process inventory due to poor gold recovery from transition ore processed in the fourth quarter.

7. ACCOUNTS RECEIVABLE

	As of December 31,
	2010	2009
Value added tax refunds	$9,518	$6,378
Other	2,367	643

Total	$11,885	$7,021

8. DEPOSITS

Represents cash advances and payments for equipment and materials purchased by our mines which are not yet delivered on-site.

9. AVAILABLE-FOR-SALE INVESTMENTS

	As of December 31, 2010		As of December 31, 2009
	Riverstone Resources Inc.		Riverstone Resources Inc.
	Fair Value	Shares	Fair Value	Shares
Balance beginning of period	$181	700,000	$29	300,000
Acquisitions	128	600,000	40	400,000
OCI - unrealized gain / (loss)	619	—	112	—

Balance end of period	$928	1,300,000	$181	700,000

10. DEFERRED EXPLORATION AND DEVELOPMENT COSTS

Consolidated capitalized expenditures on our exploration projects for the year ended December 31, 2010, were as follows:

	Deferred Exploration & Development Costs as of 12/31/2009	Capitalized Exploration Expenditures	Transfer to Mining Properties	Impairments (see Note 25)	Other	Deferred Exploration & Development Costs as of 12/31/2010
AFRICAN PROJECTS
Ghana	$5,935	$2,112	$—	$—	$—	$8,047
Sonfon - Sierra Leone	2,845	1,426	—	—	—	4,271
Other Africa	1,018	—	—	—	—	1,018
SOUTH AMERICAN PROJECTS
Saramacca - Suriname (1)	1,151	—	—	—	—	1,151
Paul Isnard – French Guiana (2)	2,000	—	—	—	(2,000)	—

Total	$12,949	$3,538	$—	$—	$(2,000)	$14,487

Consolidated property expenditures on our exploration projects for the year ended December 31, 2009, were as follows:

	Deferred Exploration & Development Costs as of 12/31/2008	Capitalized Exploration Expenditures	Transfer to Mining Properties	Impairments (see Note 25)	Other	Deferred Exploration & Development Costs as of 12/31/2009
AFRICAN PROJECTS
Ghana	$4,437	$2,643	$(1,145)	$—	$—	$5,935
Sonfon - Sierra Leone	2,674	171	—	—	—	2,845
Other Africa	1,295	13	—	(290)	—	1,018
SOUTH AMERICAN PROJECTS
Saramacca - Suriname (1)	781	370	—	—	—	1,151
Paul Isnard – French Guiana (2)	4,526	263	—	(2,789)		2,000

Total	$13,713	$3,460	$(1,145)	$(3,079)	$—	$12,949

(1)

In November 2009 we entered into an agreement to sell our interest in the Saramacca joint venture to Newmont for approximately $8.0 million. Proceeds of the sale have been put in escrow pending the receipt of required governmental approvals and certain additional customary conditions.

(2)	During the first quarter of 2010 all of our rights, title and interest in our exploration company that was operating in French Guiana were sold for approximately $2.1 million.

11. PROPERTY, PLANT AND EQUIPMENT

	As of December 31, 2010			As of December 31, 2009
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value

Bogoso/Prestea	$84,507	$(42,636)	$41,871	$64,527	$(36,434)	$28,093
Bogoso sulfide plant	192,648	(50,988)	141,660	189,426	(35,797)	153,629
Wassa/HBB	90,589	(45,607)	44,982	83,468	(33,792)	49,676
Corporate & other	1,343	(775)	568	1,118	(661)	457

Total	$369,087	$(140,006)	$229,081	$338,539	$(106,684)	$231,855

There was no interest capitalized in new additions to Property, Plant and Equipment during the two years ended December 31, 2010 and 2009. As of December 31, 2010, capital lease assets totaled $5.5 million with $0.7 million of accumulated depreciation for a net book value of $4.8 million. As of December 31, 2009, capital lease assets totaled $0.6 million with $0.1 million of accumulated depreciation for a net book value of $0.5 million.

12. MINING PROPERTIES

	As of December 31, 2010			As of December 31, 2009
	Mining Properties at Cost	Accumulated Amortization	Mining Properties, Net Book Value	Mining Properties at Cost	Accumulated Amortization	Mining Properties, Net Book Value
Bogoso/Prestea	$87,274	$(37,902)	$49,372	$61,421	$(35,894)	$25,527
Bogoso Sulfide	63,596	(23,324)	40,272	57,314	(14,959)	42,355
Mampon	15,995	—	15,995	15,914	—	15,914
Wassa / HBB	313,837	(155,189)	158,648	281,662	(103,811)	177,851
Other	22,801	(3,377)	19,424	17,844	(3,377)	14,467

Total	$503,503	$(219,792)	$283,711	$434,155	$(158,041)	$276,114

There was no interest capitalized in new additions to Mining Properties during the two years ended December 31, 2010 and 2009. Deferred betterment stripping costs shown in the table immediately below are included in the Mining Properties totals shown in the table above:

	2010			2009
	Wassa / HBB	Bogoso/Prestea	Total	Wassa / HBB	Bogoso/Prestea	Total
Opening Balance	$4,218.0	$—	$4,218.0	$—	$—	$—
Additions to deferral	9,491	5,558	15,049	4,218	—	4,218

Gross asset	13,709	5,558	19,267	4,218	—	4,218
Amortization	(774)	—	(774)	—	—	—

Net book value	$12,935	$5,558	$18,493	$4,218	$—	$4,218

It is expected that Wassa’s deferred betterment stripping costs will be amortized in 2011 and 2012. Bogoso’s deferred betterment stripping costs are expected to be amortized between 2012 and 2015.

13. INTANGIBLE ASSET

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

Our intangible asset represents a right to receive, from the Ghana national grid, an amount of electric power equal to one fourth of this plant’s power output over and above any rationing limit that might be imposed in the future by the Ghana national power authority. The intangible asset is being amortized over five years. As of December 31, 2010, the carrying value of the intangible asset was $7.4 million.

14. DERIVATIVES

The derivative mark-to-market (gains)/losses recorded in the Consolidated Statements of Operations are comprised of the following amounts:

	For the years ended December 31,
	2010	2009	2008
Riverstone Resources, Inc. – warrants	$(216)	$(139)	$285
Forward currency purchase contracts	—		124.00
EURO Resources S.A. shares	—		(31.00)
Gold forward price contracts	1,066	3,677	602

Derivative (gain)/loss	$850	$3,538	$980

Realized (gain)/loss	$1,066	$3,677	$(995)
Unrealized (gain)/loss	(216)	(139)	1,975

Derivative loss (gain)/loss	$850	$3,538	$980

RIVERSTONE RESOURCES INC.—WARRANTS

In the first quarter of 2008, we received 2 million warrants from Riverstone Resources Inc. (“Riverstone”) as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso. These warrants are exercisable through January 2012 at prices between Cdn $0.40 and Cdn $0.45, depending on the timing of exercise.

GOLD PRICE DERIVATIVES

We held no gold price hedging instruments at the end of 2010. During the second quarter of 2010, we entered into contracts for 32,000 ounces at an average settlement price of $1,201.30 per ounce. These contracts expired in the second quarter, resulting in a $1.1 million realized loss. In 2009, we entered into a series of short-term (less than 90 days) gold price hedging contracts and recognized a $3.6 million loss for the year. In January 2011, we entered into a series of put and call contracts covering 76,800 ounces of future gold production between February and December 2011. The contracts are spread evenly in each week over this period and are structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,457 per ounce. In early February 2011 we entered into a second set of put and call contracts covering 75,200 ounces of future gold production between February and December 2011. The contacts are spread evenly in each week during this period and are structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,503 per ounce.

15. ASSET RETIREMENT OBLIGATIONS

At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings storage facilities, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At December 31, 2010, the total undiscounted amount of the estimated future cash needs was estimated to be $84.3 million. Discount rates typically range between 8% and 10%. The schedule of payments required to settle the December 31, 2010, ARO liability extends through 2029.

The changes in the carrying amount of the ARO during 2010 and 2009 are as follows:

	For the years ended December 31,
	2010	2009
Balance at January 1	$31,969	$31,656
Accretion expense	2,802	2,165
Additions and change in estimates	19,885	133
Cost of reclamation work performed	(9,704)	(1,985)

Balance at December 31	$44,952	$31,969

Current portion	$23,485	$1,938
Long term portion	$21,467	$30,031

The 2010 increase in current ARO liability as compared to 2009, is related to the cost of filling an exhausted pit and reclaiming the associated waste dump near the town of Prestea.

16. DEBT

	As of December 31,
	2010	2009	2008
Current debt:
Equipment financing credit facility	$7,189	$9,691	$12,152
Debt Facility	—	—	626
Capital lease	2,825	279	—

Total current debt	$10,014	$9,970	$12,778

Long term debt:
Revolving credit facility	$—	$2,543	$—
Equipment financing credit facility	8,526	11,028	18,911
Capital lease	—	—	—
Convertible debentures	108,763	101,024	93,738

Total long term debt	$117,289	$114,595	$112,949

EQUIPMENT FINANCING CREDIT FACILITY

GSBPL and GSWL maintain a $35 million equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate (“LIBOR”) plus 2.38%. At December 31, 2010, approximately $19.3 million was available to draw down. The average interest rate on the outstanding loans was approximately 7.4% at December 31, 2010. Each outstanding equipment loan is secured by the title of the specific equipment purchased with the loan until the loan has been repaid in full. See note 5 for a table of amounts payable under these loans.

CAPITAL LEASES

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

On maturity, we may, at our option, satisfy our repayment obligation by paying the principal amount of the Debentures in cash or, subject to certain limitations, by issuing that number of our common shares obtained by dividing the principal amount of the Debentures outstanding by 95% of the weighted average trading price of our common shares on the NYSE Amex stock exchange for the 20 consecutive trading days ending five trading days preceding the maturity date (the “Market Price”). Upon the occurrence of certain change in control transactions, the holders of the Debentures may require us to purchase the Debentures for cash at a price equal to 101% of the principal amount plus accrued and unpaid interest. If 10% or more of the fair market value of any such change in control consideration consists of cash, the holders may convert their Debentures and receive a number of additional common shares, determined as set forth in the Indenture.

The Debentures are direct senior unsecured indebtedness of Golden Star Resources Ltd., ranking equally and ratably with all our other senior unsecured indebtedness, and senior to all our subordinated indebtedness. None of our subsidiaries have guaranteed the Debentures, and the Debentures do not limit the amount of debt that we or our subsidiaries may incur.

The Debentures were accounted for in accordance with EIC 164, “Convertible and other Debt Instruments with Embedded Derivatives”. Under this statement, the issuance date fair value of the Conversion feature is recorded as equity. The issuance date fair value of the Company’s obligation to make principal and interest payments was estimated at $89.1 million and was recorded as convertible senior unsecured debentures. The issuance date fair value of the holder’s conversion option was estimated at $35.9 million and was recorded as the “equity component of convertible debentures”. Fees totaling $4.7 million relating to the issuance of these debentures were allocated pro-rata between deferred financing fees of $3.4 million and equity of $1.3 million. Periodic accretion of the liability portion of the loan has brought the December 31, 2010, balance to $110.0 million, before loan fees. See note 5 for a table of amounts payable under this loan.

REVOLVING CREDIT FACILITY

In August 2010, we amended and restated our revolving credit facility agreement (the “Facility Agreement”) to bring the total borrowing capacity under the facility from $30 million up to $45 million, and to reflect changes to the syndicate. All other material terms of the facility remain unchanged. The Facility Agreement is between Standard Chartered Bank, Golden Star Resources and our subsidiaries which own the Bogoso/Prestea, Wassa and HBB properties.

The term of the Facility Agreement extends through September 30, 2012. The amount available under the Facility was reduced by $4.5 million on December 31, 2010, and will be further reduced by $9.0 million on December 31, 2011. The Facility bears interest at the higher of LIBOR or the applicable lenders’ cost of funds rate (which is capped at 1.25% per annum above LIBOR), plus a margin of 5% per annum. As of December 31, 2010, the outstanding balance was nil. Covenants require that we meet certain financial ratios at the end of each quarter, including that in excess of 90% of our assets are retained within a group of subsidiaries whose common shares are pledged as collateral for amounts drawn under the revolving credit facility. We were in compliance with all covenants at December 31, 2010.

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

Our future tax assets and liabilities at December 31, 2010, and 2009 include the following components:

	As of December 31,
	2010	2009
Future tax assets:
Offering costs	$1,338	$1,567
Non-capital loss carryovers	171,007	172,199
Capital loss carryovers	513	449
Mine property costs	9,700	9,882
Reclamation costs	9,406	6,160
Derivatives	(45)	16
Unrealized loss	(7)	(7)
Other	3,393	3,571
Valuation allowance	(109,072)	(99,994)

Future tax assets	86,233	93,843
Future tax liabilities:
Mine property costs	106,332	107,483
Other	357	357

Future tax liabilities	106,689	107,840

Net future tax assets/(liabilities)	$(20,456)	$(13,997)

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	As of December 31,
	2010	2009
Canada	$41,343	$38,237
U.S.	399	587
Ghana	66,734	60,646
Burkina Faso	597	524

Total valuation allowance	$109,073	$99,994

The income taxes (recovery)/expense includes the following components:

	For the years ended December 31,
	2010	2009	2008
Current
Canada	$—	$—	$—
Foreign	1,487	1,755	—
Future
Canada	—	—	—
Foreign	6,459	(19,127)	(9,029)

Total	$7,946	$(17,372)	$(9,029)

A reconciliation of expected income tax on net income before minority interest at statutory rates with the actual expenses (recovery) for income taxes is as follows:

	For the years ended December 31,
	2010	2009	2008
Net income /(loss) before minority interest	$943	$(853)	$(134,482)
Statutory tax rate	28.5%	29.0%	29.5%

Tax expense/(benefit) at statutory rate	$269	$(247)	$(39,672)
Foreign tax rates	(7,916)	(6,951)	(6,435)
Change in tax rates	659	476	3,317
Non-taxable portion of capital (gains)/losses	—	—	(392)
Expired loss carryovers	—	—	99
Ghana investment allowance	(761)	(63)	(1,288)
Non-deductible stock option compensation	848	560	616
Non-deductible expenses	2,561	1,924	1,611
Loss carryover not previously recognized	2,321	(2,849)	399
Ghana property basis not previously recognized	912	(7,601)	—
Change in future tax assets due to exchange rates	(1,864)	(4,018)	5,792
Change in valuation allowance	8,856	(359)	26,924
National Tax Levy	1,488	1,756	—
Other	573	—	—

Income tax expense /(recovery)	$7,946	$(17,372)	$(9,029)

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

At December 31, 2010, we had tax pool and loss carryovers expiring as follows:

	Canada	Ghana
2010	—	—
2011	—	—
2012	—	32,545
2013	—	46,294
2014	4,215	—
2015	8,273	—
2026	15,967	—
2027	16,266	—
2028	14,621	—
2029	22,483	—
2030	19,018	—
Indefinite	3,603	488,805

Total	$104,446	$567,644

18. COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following items:

ENVIRONMENTAL BONDING IN GHANA

In 2005, pursuant to a reclamation bonding agreement between the Ghana Environmental Protection Agency (“EPA”) and GSWL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements, we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. Pursuant to a further bonding agreement between the EPA and GSBPL, we bonded $9.5 million in early 2006 to cover our rehabilitation and closure obligations at Bogoso/Prestea. To meet these requirements, we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit. In 2008, the GSBPL letter of credit was increased by $0.5 million to cover the Pampe mining areas. The cash deposits are recorded as Restricted Cash in our balance sheet.

In 2008, Bogoso/Prestea resubmitted an updated draft of the Environmental Management Plan (“EMP”) to the EPA that included an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the reclamation and closure cost estimate and the final EMP was submitted to the EPA in February, 2009. Bogoso/Prestea has completed all the legal requirements and is waiting for the environmental certificate. In 2009, Wassa submitted an updated draft EMP that covered Wassa operations, including the Benso and Hwini-Butre mines, to the EPA that included an updated estimate of the reclamation and closure costs. The EPA has reviewed the EMP and their comments were included in the resubmission. GSWL has paid the certificate fees and the EPA is expected to issue the certificate.

ROYALTIES

Dunkwa Properties

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

Government of Ghana

During the first quarter of 2010, the Government of Ghana announced that it was amending its Mining Act 2006 to change the method of calculating mineral royalties payable to the Government effective in March 2010. The prior rules established a royalty rate of no less than 3% and no more than 6% of a mine’s total revenues, the exact amount being determined by each mine’s margin as defined in the law. Under the new law, the royalty has been set at a flat rate of 5% of mineral revenues. We were notified in October 2010 that the effective date has been extended to the end of March 2011.

Our subsidiaries GSBPL and GSWL operate under tax stabilization agreements which govern, among other things, royalty rates and various tax rules. Accordingly, the applicability to GSBPL and GSWL of this new royalty legislation has not yet been determined.

Benso

Benso pays a $1.00 per ounce gold production royalty to former owners.

Pampe

Certain areas of the Pampe property are subject to a 7.5% net smelter return royalty.

Prestea Underground

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

Obuom

In October 2007, we entered into an agreement with AMI Resources Inc. (“AMI”), which gives AMI the right to earn our 54% ownership position in the Obuom property in Ghana. Should AMI eventually obtain full rights to our position on the property and develop a gold mining operation at Obuom, we would receive from AMI a 2% net smelter return royalty on 54% of the property’s gold production.

GOULAGOU AND ROUNGA

In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over a four-year period, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. We are entitled to receive up to 2 million shares of Riverstone over the term of the option, of which 1.3 million shares have been received as of December 31, 2010 (Note 9). In addition we received 2 million common share purchase warrants of Riverstone during 2008. The Riverstone purchase warrants have remaining exercise prices that range from Cdn$0.40 to Cdn$0.45.

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

BOGOSO POWER PLANT

During the first quarter of 2010, construction was completed on a nominal 20 megawatt stand-by power plant at Bogoso. We have accounted for the new power facility as a 24 month capital lease (Note 16) beginning in February 2010. We also provided a letter of credit in favor of the power plant provider during the construction period, and this letter expired during the second quarter of 2010. At expiry of the letter of credit, we procured a new letter of credit in favor of the plant owner/operator which will expire at the end of January 2012. At that time, the lease agreement transfers ownership of the power plant to us for no additional payment.

19. CAPITAL DISCLOSURES

Our objectives when managing capital are to safeguard access to sufficient funding as needed to continue our acquisition and development of mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable level of risk.

In the management of capital, we include the components of shareholders’ equity and debt. We manage the capital structure and make adjustments in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust the capital structure, we may issue new shares, issue new debt, acquire or dispose of assets or adjust the amount of investments. Other than the revolving credit facility established in 2009, we have no restrictions or covenants on our capital structure as of December 31, 2010. Revolving credit facility covenants require that we meet certain financial ratios at the end of each quarter, including that in excess of 95% of our assets are retained within a group of specified subsidiaries whose common shares are pledged as collateral for amounts drawn under the revolving credit facility. We were in compliance with all covenants at December 31, 2010.

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

20. COST OF SALES

	2010	2009	2008
Mining operations costs	$289,839	$243,568	$228,037
Change in inventories (costs from / (to) metals inventory)	(4,899)	3,023	9,670
Mining related depreciation and amortization	100,648	114,274	60,445
Accretion of asset retirement obligations	2,803	2,165	778

Total cost of sales	$388,391	$363,030	$298,930

21. STOCK BASED COMPENSATION

STOCK OPTIONS

We have one stock option plan, the Third Amended and Restated 1997 Stock Option Plan (the “Plan”) approved by shareholders in May 2010, under which options are granted at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 25,000,000 shares, of which 11,004,446 are available for grant as of December 31, 2010, and the exercise price of each option is not less than the closing price of our shares on the Toronto Stock Exchange on the day prior to the date of grant. Options typically vest over periods ranging from immediately to three years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.

Non-cash employee compensation expense recognized in the statements of operations with respect to the Plan are as follows:

	2010	2009	2008
Total stock compensation expense during the year	$2,975	$2,033	$2,088

We granted 1,598,500, 1,760,000 and 1,964,000 options during 2010, 2009 and 2008, respectively. We do not receive a tax deduction for the issuance of options and as a result, did not recognize any income tax benefit related to the stock compensation expense during 2010, 2009 and 2008.

The fair value of options granted during 2010, 2009 and 2008 were estimated at the grant dates using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	2010	2009	2008
Expected volatility	68.67% to 77.37%	68.39% to 74.25%	47.52% to 67.78%
Risk–free interest rate	1.18% to 2.58%	1.88% to 2.94%	2.11% to 3.32%
Expected lives	6 to 9 years	4 to 7 years	4 to 7 years
Dividend yield	0%	0%	0%

Expected volatilities are based on the mean reversion tendency of the volatility of Golden Star’s shares. Golden Star uses historical data to estimate share option exercise and employee departure behavior is used in the Black–Scholes model. Groups of employees that have dissimilar historical behavior are considered separately for valuation purposes. The expected term of the options granted represents the period of time that the options granted are expected to be outstanding; the range given above results from certain groups of employees exhibiting different post–vesting behaviors. The risk–free rate for periods within the contractual term of the option is based on the Canadian Chartered Bank administered interest rates in effect at the time of the grant. A summary of our activity under the plan during 2010 follows.

	Options (000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2009	7,283	3.19	7.0	4,221
Granted	1,599	3.77	9.3	—
Exercised	(1,149)	2.11	5.4	2,423
Forfeited, cancelled and expired	(1,009)	4.27	—	—

Outstanding as of December 31, 2010	6,724	3.35	7.0	9,001

Exercisable at December 31, 2010	4,622	3.48	6.3	5,770

A summary of option activity under the Plan as of December 31, 2009, and changes during the year then ended is presented below:

	Options (000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2008	7,478	3.23	5.9	3,154
Granted	1,760	1.96	9.3	—
Exercised	(1,417)	1.94	2.8	(1,662)
Forfeited, cancelled and expired	(538)	3.06	—	—

Outstanding as of December 31, 2009	7,283	3.19	7.0	4,221

Exercisable at December 31, 2009	5,158	3.46	6.3	383

The number of options outstanding by strike price as of December 31, 2010, and 2009 is shown in the following tables:

	Options outstanding			Options exercisable
Range of exercise prices (Cdn$)	Number outstanding at December 31, 2010 (000)	Weighted– average remaining contractual life (years)	Weighted- average exercise price (Cdn$)	Number exercisable at December 31, 2010 (000)	Weighted- average exercise price (Cdn$)
0 to 2.50	1,472	7.5	1.61	804	1.53
2.51 to 4.00	3,965	7.2	3.43	2,845	3.44
4.01 to 7.00	1,287	6.0	4.98	973	5.10

	6,724	7.0	3.35	4,622	3.48

	Options outstanding			Options exercisable
Range of exercise prices (Cdn$)	Number outstanding at December 31, 2009 (000)	Weighted– average remaining contractual life (years)	Weighted- average exercise price (Cdn$)	Number exercisable at December 31, 2009 (000)	Weighted- average exercise price (Cdn$)
0 to 2.50	2,285	7.5	1.54	1,138	1.39
2.51 to 4.00	3,365	7.1	3.43	2,587	3.46
4.01 to 7.00	1,633	6.0	4.98	1,433	5.11

	7,283	7.0	3.19	5,158	3.46

The weighted–average grant date fair value of share options granted during the years ended December 31, 2010, 2009 and 2008 was Cdn$ 2.54, Cdn$1.21 and Cdn$3.31, respectively. The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was Cdn$2.4 million, Cdn$1.7 million and Cdn$0.6 million, respectively.

A summary of the status of non–vested options at December 31, 2010, and 2009 and changes during the years ended December 31, 2010 and 2009, is presented below:

	Number of options (000)	Weighted average grant date fair value (Cdn$)
Non-vested at January 1, 2010	2,125	1.49
Granted	1,599	2.54
Vested	(1,491)	1.94
Forfeited, cancelled and expired	(131)	1.73

Non-vested at December 31, 2010	2,102	1.90

	Number of options (000)	Weighted average grant date fair value (Cdn$)
Non-vested at January 1, 2009	1,926	1.92
Granted	1,760	1.21
Vested	(1,386)	1.76
Forfeited, cancelled and expired	(175)	1.22

Non-vested at December 31, 2009	2,125	1.49

As of December 31, 2010, there was a total unrecognized compensation cost of Cdn$2.5 million related to share-based compensation granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair values of shares vested during the years ended December 31, 2010, 2009 and 2008 were Cdn$2.9 million, Cdn$2.4 million and Cdn$1.5 million, respectively.

STOCK BONUS PLAN

In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock, of which 545,845 common shares had been issued as of December 31, 2010. No shares were issued to employees under the Bonus Plan during 2010, 2009 and 2008.

22. EARNINGS PER COMMON SHARE

The following table provides a reconciliation between basic and diluted earnings per common share:

	2010	2009	2008
Net income/(loss)	$(8,281)	$16,519	$(119,303)
Weighted average number of common shares (millions)	258.0	237.2	235.7
Dilutive securities:
Options	—	1.2	—
Convertible notes	—	—	—
Convertible debentures	—	—	—
Warrants	—	—	—

Weighted average number of diluted shares (millions)	258.0	238.4	235.7

Basic earnings/(loss) per share	$(0.032)	$0.070	$(0.506)
Diluted earnings/(loss) per share	$(0.032)	$0.069	$(0.506)

In 2010 and 2008 1.8 million and 1.1 million options were in the money, respectively, compared to the average stock price for the year.

23. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREA

The following segment and geographic data includes revenues based on product shipment origin and long-lived assets based on physical location.

	Africa
As of and for the year ended December 31,	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2010
Revenues	$206,448	$226,245	$—	$—	$—	$432,693
Net income/(loss)	5,247	20,380	(1,575)	4,463	(36,796)	(8,281)
Income tax (expense) benefit	—	(7,946)	—	—	—	(7,946)
Capital Expenditures	42,145	37,906	3,637		89	83,777
Total assets	378,458	266,290	9,395	899	146,413	801,455
2009
Revenues	$181,820	$218,919	$—	$—	$—	$400,739
Net income/(loss)	(3,883)	55,490	(728)	(3,629)	(30,731)	16,519
Income tax (expense) benefit	—	17,372	—	—	—	17,372
Capital Expenditures	11,077	36,739	291	638	22	48,767
Total assets	347,974	272,019	9,208	9,412	115,266	753,879
2008
Revenues	$148,765	$108,590	$—	$—	$—	$257,355
Net income/(loss)	(89,385)	6,732	(15,822)	(1,047)	(19,781)	(119,303)
Income tax (expense) benefit	—	1,267	7,762	—	—	9,029
Capital Expenditures	13,544	54,194	5,130	1,439	120	74,427
Total assets	371,134	289,749	11,087	12,112	10,217	694,299

24. SUPPLEMENTAL CASH FLOW INFORMATION

In 2010, $1.0 million of cash was paid for taxes, down from $1.1 million paid in 2009. There was no cash paid for income taxes during 2008. In 2010, $7.1 million of cash was paid for interest, down from $7.6 million in 2009 and $7.9 million in 2008.

In February 2010, GSBPL accepted delivery of a nominal 20 megawatt power plant upon successful commissioning of the power plant by its owner/operator. Upon acceptance, a $4.9 million liability was recognized which is equal to the present value of future lease payments. In addition to the liability, a $4.9 million asset was placed in-service. See Note 16 for more discussions on capital leases.

25. RELATED PARTIES

During 2010, we obtained legal services from a firm to which one of our board members is of counsel. The cost of services incurred from this firm during 2010 and 2009 was $0.9 million and $0.6 million, respectively. Our board member did not personally provide any legal services to the Company during 2010 or 2009 nor did he benefit directly or indirectly from payments for the services performed by the firm.

26. ASSET IMPAIRMENTS

Asset	2010	2009	2008
Prestea Underground exploration property	$—	$—	$44,550
Prestea South - development property	—	—	1,815
Niger - exploration properties	—	—	1,589
Burkina Faso - exploration properties	—	—	18,886
Ivory Coast - exploration property	—	—	1,539
French Guiana - exploration properties	—	2,789	—
Other	—	290	—

Total	$—	$3,079	$68,379

2010 Asset Impairments

None

2009 Asset Impairments

French Guiana

In late 2009, an agreement was reached to sell our French Guiana exploration properties. In response to the pending sales agreement, at December 31, 2009, the carrying value of the French Guiana exploration properties was written down to the agreed sales price.

2008 Asset Impairments

Prestea Underground

As of December 31, 2008, Bogoso/Prestea had incurred $44.6 million in drilling, maintenance, shaft refurbishment, dewatering and engineering study costs. A pre-feasibility study prepared in 2008 indicated that substantial amounts of capital would be required to reopen the mine and the resulting operating cash flows would not materially increase cash flows from Bogoso/Prestea’s existing surface mining operations. The pre-feasibility did not include the additional costs of ongoing dewatering and maintenance costs of the underground mine outside of the active mining areas. Furthermore, the pre-feasibility study did not anticipate the sharp increases in mine operating costs during 2008 due to higher power, fuel, reagents and labor costs.

Based on the pre-feasibility study results, the increases in operating costs since the study was completed in 2008, especially in the cost of electric power, and due to the high costs of maintaining access to the underground workings, Bogoso/Prestea temporarily stopped its development activities at this project in late 2008. As a result, the carrying value of the property was fully written down as of December 31, 2008, and an impairment charge of $44.6 million was recorded in the consolidated statements of operations.

Prestea South

Portions of the Prestea South properties near the town of Prestea were deemed impaired at the end of 2008 because the cost of relocating homes and town site infrastructure which negated the economic benefit of the reserves. The development costs of $1.8 million were written off and an impairment charge was recorded in the consolidated statements of operations.

Niger Exploration Projects

As of December 31, 2008, approximately $2.6 million had been spent on exploration work at the Deba and Tialkam gold projects in Niger since acquiring them from St. Jude in 2005. We plan to continue to hold these properties on a care and maintenance basis and evaluate various alternatives for them. In response to our decision to scale back near-term exploration activities, the projects were written down by $1.6 million.

Burkina Faso Exploration Projects

The Goulagou/Rounga project was acquired in 2005, and a total of $18.2 million in purchase cost was allocated to these projects at that time. Between then and December 31, 2008 an additional $1.1 million was spent on exploration at these two properties.

A reevaluation of the economics of the project at the end of 2008 indicated that there was insufficient resources to proceed with development. Based on this analysis, the project was written off and an impairment charge recorded in the consolidated statements of operations.

Ivory Coast Exploration Projects

Approximately $1.5 million was spent on exploration efforts at the Afema project in the Ivory Coast through the end of 2008. Exploration results failed to identify resources that warranted further work and the project was impaired and written off in 2008.

27. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada, which differ from U.S. GAAP. The effect of applying U.S. GAAP to our financial statements is shown below.

(a) Consolidated Balance Sheets under U.S. GAAP

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$178,018	$154,088
Accounts receivable	11,885	7,021
Inventories (Note d4)	65,204	52,844
Deposits	5,865	4,774
Other current assets	1,522	1,415

Total current assets	262,494	220,142
Restricted cash	1,205	3,804
Available-for-sale and long term investments	928	181
Deferred exploration and development costs (Note d1)	—	—
Property, plant and equipment (Note d2)	228,367	231,141
Intangible assets	7,373	9,480
Mining properties (Notes d2 and d4)	250,620	255,503
Other assets (Note d3)	2,239	2,457

Total assets	$753,226	$722,708

LIABILITIES
Current liabilities	$123,084	$74,936
Long term debt (Note d6)	155,878	160,172
Asset retirement obligations	21,467	30,031
Future tax liability (Note d5)	15,678	11,688

Total liabilities	316,107	276,827

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Share capital (Note d7)	693,487	690,056
Contributed surplus (Note d6)	16,560	14,767
Accumulated comprehensive income and other	1,959	1,340
Deficit	(274,036)	(262,806)

Total Golden Star Resources’ equity	437,970	443,357

Noncontrolling interest	(851)	2,524

Total Equity	437,119	445,881

Total liabilities and shareholders’ equity	$753,226	$722,708

(b) Consolidated Statements of Operations under U.S. GAAP

	For the years ended December 31,
	2010	2009	2008
			restated (note 3)
Net income/(loss) under Cdn GAAP	$(8,281)	$16,519	$(119,303)
Deferred exploration expenditures expensed under US GAAP (Note d1 and d2)	(3,538)	(3,457)	(13,279)
Reverse write offs of deferred exploration properties (Note d1)	—	3,076	43,420
Reverse disposal of deferred exploration properties (Note d1)	2,000	—	—
Derivative gain on non-US$ warrants	—	—	954
Reverse depreciation on assets already written off for US GAAP (Note d2)	2,569	3,813	488
Fair value adjustment on debentures (Note d6)	(3,208)	(31,181)	11,438
Debt Accretion Reversal (Note d6)	7,739	3,610	6,197
Expense betterment stripping under US GAAP (Note d4)	(15,632)	(3,571)	—
Other	—	1,145	1,229

Net loss under US GAAP before adjustments to income tax	(18,351)	(10,046)	(68,856)
Income tax expense adjustment (Note d5)	2,469	1,143	(348)

Net loss under US GAAP before adjustments to non-controlling interest	$(15,882)	$(8,903)	$(69,204)

Net (income)/loss adjustment attributable to noncontrolling interest	4,654	(2,524)	(4,513)

Net loss attributable to Golden Star Resources	$(11,229)	$(11,427)	$(73,717)

Basic and diluted net loss per share under US GAAP	$(0.044)	$(0.048)	$(0.313)

Consolidated Statement of Comprehensive Loss under US GAAP

Net loss under US GAAP	$(15,882)	$(8,903)	$(69,204)
Other comprehensive income – on marketable securities	619	113	(4,737)

Comprehensive loss under US GAAP	$(15,263)	$(8,790)	$(73,941)

Comprehensive (income)/loss adjustment attributable to noncontrolling interest	4,654	(2,524)	(4,513)

Comprehensive loss attributable to Golden Star Resources	$(10,610)	$(11,314)	$(78,454)

(c) Consolidated Statements of Cash Flows under US GAAP

	For the years ended December 31,
	2010	2009	2008
Cash provided by (used in):
Operating activities (Note d8)	$96,617	$96,940	$16,764
Investing activities (Note d8)	(61,550)	(41,661)	(57,787)
Financing activities	(11,137)	65,251	(1,173)

Increase/(decrease) in cash and cash equivalents	23,930	120,530	(42,196)
Cash and cash equivalent beginning of period	154,088	33,558	75,754

Cash and cash equivalents end of period	$178,018	$154,088	$33,558

(d) Notes:

(1)	Under U.S. GAAP, exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects are charged to expense as incurred. For Cdn GAAP purposes, exploration, acquisition and direct general and administrative costs related to exploration projects have been capitalized by the company. In each subsequent period, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if any of the capitalized costs are impaired. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP, which have previously been expensed under U.S. GAAP, result in an adjustment when reconciling net income for the year. Amounts expensed in prior years for U.S. GAAP but sold in the current year are recognized as increases in the gains related to the amount still capitalized for Cdn GAAP.

(2)	Under U.S. GAAP, the initial purchase cost of mining properties is capitalized. Pre-acquisition costs and subsequent development costs incurred, until a final feasibility study is completed, are expensed in the period incurred. Under Cdn GAAP, the purchase costs of new mining properties as well as all development costs incurred after acquisition are eligible to be capitalized and are subsequently reviewed each period for impairment. If found impaired, the asset’s cost basis is reduced in accordance with Cdn GAAP provisions. Amounts written off in the current year under Cdn GAAP which have previously been expensed under U.S. GAAP result in an adjustment when reconciling net income for the year.
(3)	Under U.S. GAAP, loan fees are capitalized as an asset and amortized over the life of loan. This amortized amount is netted against the loan liability for Cdn GAAP.
(4)	Under Cdn GAAP, expenditures for stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) that can be shown to be a betterment of the mineral property are capitalized and subsequently amortized on a units-of-production basis over the mineral reserves that directly benefit from the specific waste striping activity. U.S. GAAP has no provision of betterment stripping costs and as such, amounts capitalized for Cdn GAAP are reversed and expensed for US GAAP. This adjustment also increases the operating costs used for the valuation of metals inventory for U.S. GAAP, resulting in a higher value for metals inventory under U.S. GAAP.
(5)	While tax accounting rules are essentially the same under both U.S. and Cdn GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, most exploration expenditures and certain mine development cost are capitalized under Cdn GAAP and expensed under U.S. GAAP, as explained in notes 1 and 2 above. An analysis of these differences indicates that there are larger potential tax benefits under U.S. GAAP than under Cdn GAAP in the GSBPL and GSWL tax jurisdiction.

On January 1, 2007, we adopted the provisions of ASC topic 740 “Income Taxes” (“ASC 740”) for U.S. GAAP purposes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by ASC 740. Based on this review the provisions of ASC 740 had no effect on our financial position, cash flows or results of operations at either December 31, 2010 or December 31, 2009.

We and our subsidiaries are subject to the following material taxing jurisdictions: Ghana, Canada and Burkina Faso. The tax years that remain open to examination by the Ghana Internal Revenue Service are years 2008 through 2010. The tax years that remain open to examination by Revenue Canada are years 2006 through 2009. All tax years remain open to examination in Burkina Faso. Our policy is to recognize interest and penalties related to uncertain tax benefits in general and administrative expense. In 2009 we accrued immaterial penalties related to ongoing CRA Audits in Canada. All outstanding 2003, 2004 and 2005 Canadian tax audit issues were resolved in Canada at an amount less than the accrual made for the audits in 2009.

(6)	Under Cdn GAAP, the fair value of the conversion feature of convertible debt is classified as equity and the balance is classified as a liability. The liability portion is accreted each period in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date. Accretion is recorded as interest expense. For U.S. GAAP purposes, the entire amount of convertible debt is classified as a liability and recorded at fair value at the end of each period, with the change in fair value recorded in the statement of operations in accordance with ASC topic 820 “Fair Value Measurements and Disclosures”.
(7)	Numerous transactions since the Company’s organization in 1992 have contributed to the difference in share capital versus the Cdn GAAP balance, including: (i) under U.S. GAAP, compensation expense was recorded for the difference between quoted market prices and the strike price of options granted to employees and directors under stock option plans while under Cdn GAAP, recognition of compensation expense was not required; (ii) in May 1992 our accumulated deficit was eliminated through an amalgamation (defined as a quasi-reorganization under U.S. GAAP)—under U.S. GAAP the cumulative deficit was greater than the deficit under Cdn GAAP due to the past write-offs of certain deferred exploration costs; and (iii) gains recognized in Cdn GAAP upon issuances of subsidiaries’ shares are not allowed under U.S. GAAP.
(8)	Under U.S. GAAP, exploration expenditures and betterment stripping costs are treated as operating cash flows. Cdn GAAP treats certain exploration expenditures as investing cash flows (see note 1). This creates differences in the statement of cash flows.
(9)	The fair value hierarchy disclosure for financial assets and liabilities under U.S. GAAP also includes the convertible debt as it is measured at fair value as noted in Note d6.

	Financial assets measured at fair value as at December 31, 2010
	Level 1	Level 2	Level 3	Total
Available for sale investments	$928	$—	$—	$928
Warrants	—	375	—	375

	$928	$375	$—	$1,303

	Financial liabilities measured at fair value as at December 31, 2010
	Level 1	Level 2	Level 3	Total
Convertible senior unsecured debentures	$—	$—	$147,779	$147,779

	$—	$—	$147,779	$147,779

	Financial assets measured at fair value as at December 31, 2009
	Level 1	Level 2	Level 3	Total
Available for sale investments	$181	$—	$—	$181
Warrants	—	158	—	158
Gold Forward Contracts	—	—	—	—

	$181	$158	$—	$339

	Financial liabilities measured at fair value as at December, 31 2009
	Level 1	Level 2	Level 3	Total
Gold Forward Contracts	$—	$—	$—	$—
Convertible senior unsecured debentures	—	—	144,651	144,651

	$—	$—	$144,651	$144,651

The convertible senior unsecured debenture is recorded at fair market value for U.S. GAAP purposes only in this note. These debentures are valued based on discounted cash flows for the debt portion and based on a Black Scholes model for the equity portion. Inputs used to determine these values were: discount rate 8.91%, risk free interest rate of 1.67%, volatility of 57.5%, and a remaining life of 1.9 years. The December 31, 2010, volatility estimate incorporated other market data in addition to historical volatility, to estimate future volatility.

	Fair value measurements using Level 3 inputs
	Convertible senior unsecured debentures	Total
Balance of December 31, 2009	$144,651	$144,651
Gain (loss) included in net income	3,127	3,127

Balance at December 31, 2010	$147,779	$147,779

RECENTLY ADOPTED STANDARDS

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update required (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarified existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. We adopted this new guidance since the first quarter of 2010 and it did not materially expand our consolidated financial statement footnote disclosures.

In December 2007, FASB issued new standards for Non-controlling Interests in Consolidated Financial Statements”. This standard establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This standard became effective for us on January 1, 2009

RECENTLY ISSUED STANDARDS

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

28. QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010 Quarters ended				2009 Quarters ended
($ millions, except per share data)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Revenues	$105.4	$103.7	$120.3	$103.3	$117.4	$103.8	$91.9	$87.6
Net income/(loss)	(18.0)	(1.8)	7.6	3.9	19.5	(2.3)	0.4	(1.1)

Net earnings/(loss) per share
Basic	$(0.070)	$(0.007)	$0.030	$0.015	$0.083	$(0.010)	$0.002	$(0.005)
Diluted	$(0.070)	$(0.007)	$0.029	$0.015	$0.082	$(0.010)	$0.002	$(0.005)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with PricewaterhouseCoopers LLP, our auditors, regarding any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2010, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Golden Star’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

Management has concluded that the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and 2009 and the results of its operations and its cash flows for each of the three years in the periods ended December 31, 2010, in accordance with Canadian generally accepted accounting principles. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP as stated in their report which expressed an unqualified opinion thereon.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Golden Star is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Golden Star’s internal control over financial reporting is a process designed under the supervision of Golden Star’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with Canadian GAAP. As of December 31, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that Golden Star maintained effective internal control over financial reporting as of December 31, 2010. The effectiveness of Golden Star’s internal control over financial reporting at December 31, 2010, has been audited by PricewaterhouseCoopers LLP, as stated in their report, which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in Golden Star’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the Company’s last fiscal quarter of 2010 that has materially affected or is reasonably likely to materially affect Golden Star’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 AND 14

In accordance with General Instruction G(3) of Form 10-K, the information required by Part III is hereby incorporated by reference from our proxy circular to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

•	Management’s Report

•	Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

•	Notes to the Consolidated Financial Statements

2. Financial Statement Schedules

Financial Statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

3. Exhibits

3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003); Articles of Amendment dated May 6, 2005 (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 2006)

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); Amendment No. 1 to Bylaw Number One, effective March 9, 2006 (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form S-3 (File No. 333-148296) filed on December 21, 2007)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-91666) filed on July 15, 2002)

4.2	Amended and Restated Shareholder’s Rights Plan dated as of May 6, 2010, between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 12, 2010)

4.3	Indenture dated November 8, 2007, between the Company and The Bank of New York for the Company’s 4.0% Convertible Senior Unsecured Debentures due November 30, 2012, (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 13, 2007)

4.4	Form of Canadian Global Debenture dated November 8, 2007, for the Company’s 4.0% Convertible (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 13, 2007)

4.5	Form of U.S. Global Debenture dated November 8, 2007, for the Company’s 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 13, 2007)

4.6	Registration Rights Agreement dated November 8, 2007, between the Company and BMO Nesbitt Burns Inc. for the Company’s 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on November 13, 2007)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Third Amended and Restated 1997 Stock Option Plan, dated May 6, 2010, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 12, 2010)

10.3	Form of Stock Option Agreement (Employee)

10.4	Form of Stock Option Agreement (Director)

10.5	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.6	Employees’ Stock Bonus Plan amended and restated to April 6, 2000, (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.7	First Amendment to the Amended and restated Employment Agreement of Mr. Thomas G. Mair dated as of February 22, 2011, by and between Golden Star Management Services Company and Mr. Thomas G. Mair

10.8	Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Management Services Company and Mr. Thomas G. Mair (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008)

10.9	Employment Agreement dated as of August 20, 2008 by and between Golden Star Management Services Company and John A. Labate (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 26, 2008)

10.10	Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Management Services Company and Bruce Higson-Smith (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2008)

10.11	Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Resources Ltd. and Mitch Wasel (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 6, 2008)

10.12	Employment Agreement dated as of April 2, 2008, by and between Golden Star Management Services Company and D. Scott Barr (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 7, 2008)

10.13	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, dated August 16, 2001, (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002)

10.14	Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2005)

10.15	Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2005)

10.16	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.17	Mining lease, dated September 17, 1992 between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 from the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)

10.18	Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea Underground property (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)

10.19	Mining lease, dated January 11, 2008, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Hwini Butre property (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2008)

10.20	Mining lease, dated September 27, 2007, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Benso property (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2009)

10.21	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.22	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

10.23	License Agreement, dated June 28, 2004, between Biomin Technologies S.A. and Bogoso Gold Limited (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2005)

10.24	EPCM Services Agreement, dated April 16, 2006, between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006)

10.25	Medium Term Loan Agreement, dated October 11, 2006, between Ghana Limited, Cal Bank Ghana Limited and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2006)

10.26	Management Services Agreement dated July 1, 2007, between the Company and Golden Star Management Services Company (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2007)

10.27	Letter Agreement dated October 10, 2007, between the Company and Riverstone Resources Inc. for the purchase and sale of the Goulagou/Rounga Properties and Yantenga Holdings (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007)

10.28	Amended and Restated Credit Facility Agreement, dated May 1, 2009, between the Company and Standard Chartered Bank as Arranger, Original Lender, Agent, Security Trustee and Account Bank; with St. Jude Resources Ltd., First Canadian Goldfields Limited, Fairstar Ghana Limited, Golden Star (Bogoso/Prestea) Limited and Golden Star (Wassa) Limited as guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2010)

14	Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2007)

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Star Resources Ltd. Registrant

By:	/s/ Thomas G. Mair
Thomas G. Mair President and CEO
Date:	February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Ian MacGregor	By:	/s/ David K. Fagin
Name:	Ian MacGregor	Name:	David K. Fagin
Title:	Director	Title:	Director
Date:	February 23, 2011	Date:	February 23, 2011

By:	/s/ James E. Askew	By:	/s/ Robert E. Doyle
Name:	James E. Askew	Name:	Robert E. Doyle
Title:	Director	Title:	Director
Date:	February 23, 2011	Date:	February 23, 2011

By:	/s/ Thomas G. Mair	By:	/s/ Michael Martineau
Name:	Thomas G. Mair	Name:	Michael Martineau
Title:	President and Chief Executive Officer (principal executive officer and director)	Title:	Director
Date:	February 23, 2011	Date:	February 23, 2011

By:	/s/ John A. Labate	By:	/s/ Christopher M.T. Thompson
Name:	John A. Labate	Name:	Christopher M.T. Thompson
Title:	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	Title:	Director
Date:	February 23, 2011	Date:	February 23, 2011

EXHIBIT INDEX

3(i)	Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 23, 2003); Articles of Amendment dated May 6, 2005 (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 2006)

3(ii)	Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 23, 2003); Amendment No. 1 to Bylaw Number One, effective March 9, 2006 (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form S-3 (File No. 333-148296) filed on December 21, 2007)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-91666) filed on July 15, 2002)

4.2	Amended and Restated Shareholder’s Rights Plan dated as of May 6, 2010, between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 12, 2010)

4.3	Indenture dated November 8, 2007, between the Company and The Bank of New York for the Company’s 4.0% Convertible Senior Unsecured Debentures due November 30, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 13, 2007)

4.4	Form of Canadian Global Debenture dated November 8, 2007, for the Company’s 4.0% Convertible (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 13, 2007)

4.5	Form of US Global Debenture dated November 8, 2007, for the Company’s 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 13, 2007)

4.6	Registration Rights Agreement dated November 8, 2007, between the Company and BMO Nesbitt Burns Inc. for the Company’s 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on November 13, 2007)

10.1	Summary of Executive Management Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2003)

10.2	Third Amended and Restated 1997 Stock Option Plan, dated May 6, 2010, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 12, 2010)

10.3	Form of Stock Option Agreement (Employee)

10.4	Form of Stock Option Agreement (Director)

10.5	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 23, 2003)

10.6	Employees’ Stock Bonus Plan amended and restated to April 6, 2000, (incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2000)

10.7	First Amendment to the Amended and restated Employment Agreement of Mr. Thomas G. Mair dated as of February 22, 2011, by and between Golden Star Management Services Company and Mr. Thomas G. Mair

10.8	Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Management Services Company and Mr. Thomas G. Mair (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008)

10.9	Employment Agreement dated as of August 20, 2008, by and between Golden Star Management Services Company and John A. Labate (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 26, 2008)

10.10	Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Management Services Company and Bruce Higson-Smith (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2008)

10.11	Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Resources Ltd. and Mitch Wasel (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 6, 2008)

10.12	Employment Agreement dated as of April 2, 2008, by and between Golden Star Management Services Company and D. Scott Barr (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 7, 2008)

10.13	Agreements between the Company and its outside directors granting them options to purchase Guyanor Class “B” common shares, dated August 16, 2001, (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002)

10.14	Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2005)

10.15	Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2005)

10.16	Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2002)

10.17	Mining lease, dated September 17, 1992, between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002 from the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)

10.18	Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea Underground property (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)

10.19	Mining lease, dated January 11, 2008, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Hwini Butre property (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2008)

10.20	Mining lease, dated September 27, 2007, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Benso property (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2009)

10.21	Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002)

10.22	Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2002)

10.23	License Agreement, dated June 28, 2004, between Biomin Technologies S.A. and Bogoso Gold Limited (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2005)

10.24	EPCM Services Agreement, dated April 16, 2006, between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006)

10.25	Medium Term Loan Agreement, dated October 11, 2006, between Ghana Limited, Cal Bank Ghana Limited and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2006)

10.26	Management Services Agreement dated July 1, 2007, between the Company and Golden Star Management Services Company (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2007)

10.27	Letter Agreement dated October 10, 2007, between the Company and Riverstone Resources Inc. for the purchase and sale of the Goulagou/Rounga Properties and Yantenga Holdings (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007)

10.28	Amended and Restated Credit Facility Agreement, dated May 1, 2009, between the Company and Standard Chartered Bank as Arranger, Original Lender, Agent, Security Trustee and Account Bank; with St. Jude Resources Ltd., First Canadian Goldfields Limited, Fairstar Ghana Limited, Golden Star (Bogoso/Prestea) Limited and Golden Star (Wassa) Limited as guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2010)

14	Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2007)

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)