Form 10-Q
period 2011-03-31
GOLDEN STAR RESOURCES LTD
filed 2011-05-10
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of Common Shares outstanding as at May 8, 2011: 258,559,486

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this report are expressed in United States (“U.S.”) dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$.”

Financial information is presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), as applicable to Golden Star Resources Ltd., are explained in Note 22 to the Consolidated Financial Statements.

References to “Golden Star,” the “Company,” “we,” “our,” and “us” mean Golden Star Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

NON-GAAP FINANCIAL MEASURES

In this Form 10-Q, we use the terms “total cash cost per ounce” and “cash operating cost per ounce” which are considered Non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and applicable Canadian securities law and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10-Q.

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

These statements include comments regarding: anticipated attainment of gold production rates; production and cash operating cost estimates for 2011; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and recovery rates; ore delivery; ore processing; permitting; geological, environmental, community and engineering studies; receipt of environmental management plan approvals by the EPA; exploration efforts and activities; ore grades; our anticipated investing and exploration spending during 2011; identification of acquisition and growth opportunities; power costs, the ability to meet total power requirements; retention of earnings from our operations; expected operational cash flow during the remainder of 2011; our objectives for 2011; expected debt payments during 2011; and sources of and adequacy of liquidity to meet capital and other needs in 2011 and beyond.

The following, in addition to the factors described under “Risk Factors” in Item 1A of our December 31, 2010 Form 10-K, are among the factors that could cause actual results to differ materially from the forward-looking statements:

•	significant increases or decreases in gold prices;

•	losses or gains in Mineral Reserves from changes in operating costs and/or gold prices;

•	failure of exploration efforts to expand Mineral Reserves around our existing mines;

•	unexpected changes in business and economic conditions;

•	inaccuracies in Mineral Reserves and non-reserves estimates;

•	changes in interest and currency exchange rates;

•	timing and amount of gold production;

•	unanticipated variations in ore grade, tonnes mined and crushed or processed;

•	unanticipated recovery or production problems;

•	effects of illegal mining on our properties;

•	changes in mining and processing costs, including changes to costs of raw materials, power, supplies, services and personnel;

•	changes in metallurgy and processing;

•	availability of skilled personnel, contractors, materials, equipment, supplies, power and water;

•	changes in project parameters or mine plans;

•	costs and timing of development of new Mineral Reserves;

•	weather, including drought or excessive rainfall in West Africa;

•	changes in regulatory frameworks based upon perceived climate trends;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	acquisitions and joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	changes in regulations or in the interpretation of regulations by the regulatory authorities affecting our operations, particularly in Ghana, where our principal producing properties are located;

•	local and community impacts and issues;

•	timing of receipt and maintenance of government approvals and permits;

•	unanticipated transportation costs and shipping incidents and losses;

•	accidents, labor disputes and other operational hazards;

•	environmental costs and risks;

•	changes in tax laws;

•	unanticipated title issues;

•	competitive factors, including competition for property acquisitions;

•	possible litigation; and

•	availability of capital at reasonable rates or at all.

These factors are not intended to represent a complete list of the general or specific factors that could affect us. We undertake no obligation to update forward-looking statements except as may be required by applicable laws.

ITEM 1.	FINANCIAL STATEMENTS

U.S. GAAP FINANCIAL STATEMENTS

The following financial statements and footnotes presented immediately below, are prepared in conformity with U.S. GAAP.

IFRS RECONCILIATIONS

To facilitate comparison of our U.S. GAAP financial statements to the financial statements of other mining companies which report their financial results in under IFRS, we have prepared a reconciliation showing our results on an IFRS basis. This reconciliation is presented below in footnote 22.

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of U.S. dollars except shares issued and outstanding)

(unaudited)

	As of March 31 2011	As of December 31 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 5)	$151,661	$178,018
Accounts receivable (Note 5)	12,713	11,885
Inventories (Note 7)	65,356	65,204
Deposits	7,182	5,865
Prepaids and other	2,896	1,522

Total Current Assets	239,808	262,494
RESTRICTED CASH	1,205	1,205
PROPERTY, PLANT AND EQUIPMENT (Note 9)	232,450	228,367
INTANGIBLE ASSETS	6,846	7,373
MINING PROPERTIES (Note 10)	248,600	250,620
OTHER ASSETS (Note 8)	3,366	3,167

Total Assets	$732,275	$753,226

LIABILITIES
CURRENT LIABILITIES
Accounts payable (Note 5)	$30,369	$34,522
Accrued liabilities (Note 5)	42,541	53,935
Derivatives (Note 6)	4,523	—
Asset retirement obligations (Note 11)	23,220	23,485
Current tax liability (Note 13)	1,033	1,128
Current debt (Notes 12)	8,956	10,014

Total Current Liabilities	110,642	123,084
LONG TERM DEBT (Notes 5 and 12)	135,988	155,878
ASSET RETIREMENT OBLIGATIONS (Note 11)	22,530	21,467
DEFERRED TAX LIABILITY (Note 13)	18,984	15,678

Total Liabilities	$288,144	$316,107

COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized.
No shares issued and outstanding	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 258,559,486 at March 31, 2011; 258,511,236 at December 31, 2010 (Note 15)	693,665	693,487
CONTRIBUTED SURPLUS	17,855	16,560
ACCUMULATED OTHER COMPREHENSIVE INCOME	2,044	1,959
DEFICIT	(268,108)	(274,036)

Total Golden Star Equity	445,456	437,970
NONCONTROLLING INTEREST	(1,325)	(851)

Total Equity	444,131	437,119

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$732,275	$753,226

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Stated in thousands of U.S. dollars except shares and per share data)

(unaudited)

	For the three months ended March 31
	2011	2010
REVENUE
Gold revenues	$116,506	$103,264
Cost of sales (Note 16)	107,751	89,638

Mine operating margin	8,755	13,626
Exploration expense	579	1,303
General and administrative expense	7,102	4,969
Derivative and convertible debt mark-to-market (gain)/loss (Note 6)	(13,936)	12,920
Property holding costs	2,674	1,101
Foreign exchange loss	257	367
Interest expense	2,358	2,237
Interest and other income	(39)	(197)
Gain on sale of investments	—	(1,724)

Net income/(loss) before income tax	9,760	(7,350)
Income tax expense	(4,305)	(1,529)

Net income/(loss)	$5,455	$(8,879)

Net income/(loss) attributable to noncontrolling interest	(473)	371
Net income/(loss) attributable to Golden Star shareholders	5,928	(9,250)

Net income/(loss) per share attributable to Golden Star shareholders
Basic (Note 18)	$0.023	$(0.036)
Diluted (Note 18)	$0.023	$(0.036)
Weighted average shares outstanding (millions)	258.6	257.4

OTHER COMPREHENSIVE INCOME/(LOSS)
Net income/(loss)	$5,455	$(8,879)
Other comprehensive income	85	932

Comprehensive income/(loss)	$5,540	$(7,947)

Comprehensive income/(loss) attributable to Golden Star shareholders	$6,013	$(8,318)
Comprehensive income/(loss) attributable to noncontrolling interest	(473)	371

Comprehensive income/(loss)	$5,540	$(7,947)

Deficit, beginning of period	$(274,036)	$(262,806)

Deficit, end of period	$(268,108)	$(272,056)

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of U.S. dollars)

(unaudited)

	For the three months ended March 31
	2011	2010
OPERATING ACTIVITIES:
Net income/(loss)	$5,455	$(8,879)
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	21,218	25,457
Amortization of loan acquisition cost	354	(36)
Gain on sale of assets	—	(1,724)
Non cash employee compensation	1,341	1,417
Future income tax expense/(benefit)	3,307	1,024
Fair value of derivatives	4,249	(1,131)
Fair value (gains)/losses on convertible debt	(18,185)	14,053
Accretion of asset retirement obligations	933	600
Reclamation expenditures	(3,883)	(1,551)

	14,789	29,230
Changes in non-cash working capital:
Accounts receivable	(1,025)	(735)
Inventories	(406)	(3,901)
Deposits	(945)	84
Accounts payable and accrued liabilities	(16,614)	(2,119)
Other	(1,664)	(1,083)

Net cash provided by/(used in) operating activities	(5,865)	21,476
INVESTING ACTIVITIES:
Expenditures on mining properties	(8,840)	(1,964)
Expenditures on property, plant and equipment	(9,912)	(11,828)
Proceeds from the sale of assets	—	—
Change in accounts payable and deposits on mine equipment and material	893	(1,226)
Other	—	2,114

Net cash used in investing activities	(17,859)	(12,904)
FINANCING ACTIVITIES:
Principal payments on debt	(2,765)	(8,213)
Proceeds from debt agreements and equipment financing	—	10,000
Other	132	405

Net cash provided by/(used in) financing activities	(2,633)	2,192

Increase/(decrease) in cash and cash equivalents	(26,357)	10,764
Cash and cash equivalents, beginning of period	178,018	154,088

Cash and cash equivalents end of period	$151,661	$164,852

(See Note 21 for supplemental cash flow information)

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All currency amounts in tables and text are in thousands of U.S. Dollars unless noted otherwise)

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

2. BASIS OF PRESENTATION

Golden Star Resources Ltd (“Golden Star” or “Company”) is a Canadian federally–incorporated, international gold mining and exploration company headquartered in the United States (“U.S.”). Golden Star has, since its inception, reported to security regulators in both Canada and the U.S. using Canadian GAAP financial statements with a footnote reconciliation to generally accepted accounting principles used in the U.S. (“U.S. GAAP”). However, a change in SEC position in late 2009 required Canadian companies such as Golden Star, that do not qualify as a foreign private issuer, to file their financial statements in the U.S. using U.S. GAAP after December 31, 2010. We therefore have adopted U.S. GAAP as of January 1, 2011 for all subsequent U.S. and Canadian filings. All comparative financial information is presented in accordance with U.S. GAAP.

Since the U.S. GAAP financial statements contained in this Form 10-Q differ in certain respects from financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”), Note 22 has been added to this Form 10-Q which presents our Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flow as if we had adopted IFRS. This is done to facilitate comparison of our financial results to those of other mining companies that report in IFRS.

These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, including note 27, “Generally Accepted Accounting Principles in the United States”, filed on Form 10-K.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since this is Golden Star’s first SEC filing since adopting U.S. GAAP on January 1, 2011, a discussion of all significant accounting policies under U.S. GAAP is presented here:

PRINCIPLES OF CONSOLIDATION

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

USE OF ESTIMATES

Preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that can affect reported amounts of assets, liabilities, deferred tax liabilities, and expenses. The more significant areas requiring the use of estimates include asset impairments, stock based compensation, depreciation and amortization of assets, and site reclamation and closure accruals. Accounting for these areas is subject to estimates and assumptions regarding, among other things, ore reserves, gold recoveries, future gold prices, future operating costs, asset usage rates, and future mining activities. Management bases its estimates on historical experience and on other assumptions we believe to be reasonable under the circumstances. However, actual results may differ from our estimates.

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

INVENTORIES

Inventory classifications include “stockpiled ore,” “in-process inventory,” “finished goods inventory” and “materials and supplies.” All of our inventories, except materials and supplies, are recorded at the lower of weighted average cost or market. The stated value of all production inventories include direct production costs and attributable overhead and depreciation incurred to bring the materials to their current point in the processing cycle, except for our materials and supplies inventories. General and administrative costs for corporate offices are not included in any inventories.

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

Materials and supplies inventories consist mostly of equipment parts, fuel, lubricants and reagents consumed in the mining and ore processing activities. Materials and supplies are valued at the lower of average cost or net realizable value.

ORE RESERVE QUANTITIES USED IN UNITS-OF-PRODUCTION AMORTIZATION

Gold ounces contained in stockpiled ore are excluded from total reserves when determining units-of-production amortization of mining property, asset retirement assets and other assets.

PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT COSTS

The initial acquisition costs of exploration and mining properties are capitalized. Subsequent exploration and development costs are expensed as incurred until such time as a feasibility study has been completed which establishes, in compliance with SEC Industry Standard Guide 7, that proven and probable reserves exist on the property. After proven and probable reserves have been established, subsequent exploration and development costs are capitalized until such time as a property is placed in-service. Following a property’s in-service date, accumulated capitalized acquisition, exploration and development costs are reclassified as Mining Property assets and are subject to amortization when metal production begins.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment assets, including machinery, processing equipment, mining equipment, mine site facilities, buildings, vehicles and expenditures that extend the life of such assets are recorded at cost including acquisition and installation costs. The costs of self-constructed assets include direct construction costs and allocated interest during the construction phase. Indirect overhead costs are not included in the cost of self-constructed assets. Depreciation for mobile equipment and other assets having estimated lives shorter than the estimated life of the ore reserves, is computed using the straight-line method at rates calculated to depreciate the cost of the assets, less their anticipated residual values, if any, over their estimated useful lives.

MINING PROPERTIES

Mining property assets, including property acquisition costs, tailings dams, mine-site drilling costs where proven and probable reserves have been established, pre-production waste stripping, condemnation drilling, roads, feasibility studies and wells are recorded at cost. The costs of self-constructed assets include direct construction costs, a share of direct mine-site overhead costs and allocated interest during the construction phase. Indirect overhead costs are not included in the cost of self-constructed assets. Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included in cost of sales.

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

IMPAIRMENT OF LONG-LIVED ASSETS

We review and evaluate our long-lived assets for impairment at least annually and also when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An asset impairment is considered to exist if an asset’s recoverable value is less than its carrying value as recorded on our Consolidated Balance Sheet. In most cases an asset’s recoverable value is assumed to be equal to the sum of the asset’s expected future cash flows on an undiscounted basis. If the sum of the undiscounted future cash flows does not exceed the asset’s carrying value, an impairment loss is measured and recorded based on discounted estimated future cash flows from the asset. Future cash flows are based on estimated quantities of gold and other recoverable metals, expected price of gold (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans.

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

Numerous factors including, but not limited to, unexpected grade changes, gold recovery problems, shortages of equipment and consumables, equipment failures, and collapse of pit walls could impact our ability to achieve forecasted production schedules from proven and probable reserves. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

ASSET RETIREMENT OBLIGATIONS

Environmental reclamation and closure liabilities are recognized at the time of environmental disturbance, in amounts equal to the discounted value of expected future reclamation and closure costs. The discounted cost of future reclamation and closure activities is capitalized and amortized over the life of the property. The estimated future cash costs of such liabilities are based primarily upon environmental and regulatory requirements of the various jurisdictions in which we operate. Cash expenditures for environmental remediation and closure are charged as incurred against the accrual.

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

INCOME TAXES

Income taxes comprise the provision for (or recovery of) taxes actually paid or payable and for deferred taxes. Deferred income taxes are computed using the asset and liability method whereby deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred income tax assets and liabilities are computed using enacted income tax rates in effect when the temporary differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period of enactment. The provision for or the recovery of deferred taxes is based on the changes in deferred tax assets and liabilities during the period. In estimating deferred tax assets, a valuation allowance is provided to reduce the deferred tax assets to amounts that are more likely than not to be realized.

NET INCOME PER SHARE

Basic income per share of common stock is calculated by dividing income available to Golden Star’s common shareholders by the weighted average number of common shares outstanding during the period. In periods with earnings, the calculation of diluted net income per common share uses the treasury stock method to compute the dilutive effects of stock options, and other dilutive instruments. In periods of loss, diluted net income per share is equal to basic income per share.

REVENUE RECOGNITION

Revenue from the sale of metal is recognized when there is persuasive evidence that an arrangement exists, the price is determinable, the metal has been delivered, title and risk of ownership has passed to the buyer and collection is reasonably assured. All of our gold is sent to a South African gold refiner who locates a buyer and arranges for the sale on the day of shipment from the mine site. The sales price is based on the London P.M. fix on the day of shipment. Title and risk of ownership pass to the buyer on the day doré is shipped from the mine sites.

STOCK BASED COMPENSATION

Under the company’s stock option plan (see note 17), common share options may be granted to executives, employees, consultants and non-employee directors. Compensation expense for such grants is recorded in the Consolidated Statements of Operations as a component of general and administrative expense, with a corresponding increase recorded in the Contributed Surplus account in the Consolidated Balance Sheets.

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

FINANCIAL INSTRUMENTS

Our financial instruments include cash, cash equivalents, restricted cash, available for sale investments, accounts receivable, derivative contracts, accounts payable, accrued liabilities and current and long term debts. Each financial asset and financial liability instrument is initially measured at fair value, as adjusted for any associated transaction costs. In subsequent periods, the estimated fair values of financial instruments are determined based on our assessment of available market information and appropriate valuation methodologies including reviews of current interest rates, related market values and current pricing of financial instruments with comparable terms; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a current market transaction.

The carrying value of the convertible senior unsecured debentures is recorded at fair value as of the reporting date. Changes in fair value are recorded in the statement of operations.

Financing costs associated with the issuance of debt are deferred and amortized over the term of the related debt using the effective yield method. Financing costs related to the convertible debt have been written off and assumed to be a part of the current fair value.

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

OTHER COMPREHENSIVE INCOME (“OCI”)

Components of comprehensive income/loss consist of unrealized gains/(losses) on available-for-sale securities and net income. Unrealized gains or losses on securities are net of any reclassification adjustments for realized gains or losses included in net income.

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update required (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarified existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. We adopted this new guidance in the first quarter of 2010 and it did not materially expand our consolidated financial statement footnote disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2101-12 which amends topic 718 “Compensation—Stock Compensation”. The amendment addresses the classification of an employee share-based payments awards with an exercise price denominated in the currency of a market in which the underlying equity security trades, stating that a share-based award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity. This new provision is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. While our stock option plan denominates option strike prices in Canadian dollars, a substantial portion of our common shares trade in Canada and thus this new guidance did not affect our consolidated financial position, cash flows, nor results of operations in 2011.

5. FINANCIAL INSTRUMENTS

FINANCIAL ASSETS

The carrying amounts and fair values of our financial assets are as follows:

		As of March 31, 2011		As of December 31, 2010
Assets	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents (1)	Loans and receivables	$151,661	$151,661	$178,018	$178,018
Restricted cash (1)	Loans and receivables	1,205	1,205	1,205	1,205
Accounts receivable (1)	Loans and receivables	12,713	12,713	11,885	11,885
Derivative instrument - Riverstone Warrants	Held-for-trading	648	648	375	375
Available for sale investments (3)	Available-for-sale	1,482	1,482	928	928

Total financial assets		$167,709	$167,709	$192,411	$192,411

FINANCIAL LIABILITIES

The carrying amounts and fair values of financial liabilities are as follows:

		As of March 31, 2011		As of December 31, 2010
Liabilities	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities (1)	Other financial liabilities	$72,910	$72,910	$88,457	$88,457
Derivative instrument-Structured Gold Options	Held-for-trading	4,523	4,523	—	—
Convertible senior unsecured debentures (2)	Other financial liabilities	129,169	129,169	147,779	147,353
Equipment financing loans (2)	Other financial liabilities	14,039	13,616	16,113	15,714

Total financial liabilities		$220,641	$220,218	$252,349	$251,524

(1)	Carrying amount is a reasonable approximation of fair value.
(2)	The fair values of the debt portion of the convertible senior unsecured debentures, the equipment financing loans, and the revolving credit facility are determined by discounting the stream of future payments of interest and principal at the estimated prevailing market rates of comparable debt instruments. The carrying values of these liabilities are shown net of any capitalized loan fees.
(3)	The fair value represents quoted market prices in an active market.

The following tables illustrate the classification of the Company’s financial instruments within the fair value hierarchy as at March 31, 2011. The three levels of the fair value hierarchy are:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

•	Level 3 – Inputs that are not based on observable market data.

	Financial assets measured at fair value as at March 31, 2011
	Level 1	Level 2	Level 3	Total
Available for sale investments	$1,482	$—	$—	$1,482
Warrants	—	648	—	648

	$1,482	$648	$—	$2,130

	Financial liabilities measured at fair value as at March 31, 2011
	Level 1	Level 2	Level 3	Total
Convertible senior unsecured debentures	$—	$—	$130,827	$130,827
Gold price derivatives	—	4,523	—	4,523

	$—	$4,523	$130,827	$135,350

The convertible senior unsecured debentures are recorded at fair value for U.S. GAAP purposes. These debentures are valued based on discounted cash flows for the debt portion and based on a Black-Scholes model for the equity portion. Inputs used to determine these values were; discount rate 8.91%, Risk Free interest rate of 1.82%, volatility of 66.8%, and a remaining life of 1.7 years. Note 12 (Debt) has a more detailed discussion of the debentures.

Fair value measurements using Level 3 inputs

Convertible senior unsecured debentures
Balance of December 31, 2010	$147,779
Gain included in net income	(16,952)

Balance at March 31, 2011	$130,827

6. DERIVATIVES AND CONVERTIBLE DEBENTURES FAIR VALUE

The derivative mark-to-market (gains)/losses recorded in the Statement of Operations are comprised of the following amounts:

	For the three months ended March 31
	2011	2010
Riverstone Resources, Inc. - warrants	$(274)	$(1,131)
Gold forward price contracts	4,523	—
Convertible debentures	(18,185)	14,051

Derivative (gain)/loss	$(13,936)	$12,920

	For the three months ended March 31
	2011	2010
Realized (gain)/loss	$—	$—
Unrealized (gain)/loss	(13,936)	12,920

Derivative (gain)/loss	$(13,936)	$12,920

RIVERSTONE RESOURCES INC. – WARRANTS

In the first quarter of 2008, we received 2 million warrants from Riverstone Resources Inc. (“Riverstone”) as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso. These warrants are exercisable through January 2012 at Cdn$0.45.

GOLD PRICE DERIVATIVES

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

CONVERTIBLE DEBENTURES

The convertible senior unsecured debentures are recorded at fair market value for U.S. GAAP purposes. These debentures are valued based on discounted cash flows for the debt portion and based on a Black-Scholes model for the equity portion. Inputs used to determine these values were; discount rate 8.91%, Risk Free interest rate of 1.82%, volatility of 66.8%, and a remaining life of 1.7 years. Note 12 (Debt) has a more detailed discussion of the debentures.

7. INVENTORIES

	As of March 31	As of December 31
	2011	2010
Stockpiled ore	$3,618	$2,551
In-process	15,208	13,839
Materials and supplies	46,530	48,814
Finished goods	—	—

Total	$65,356	$65,204

There were approximately 30,000 and 20,000 recoverable ounces of gold in the ore stockpile inventories shown above at March 31, 2011 and December 31, 2010, respectively. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months.

8. AVAILABLE FOR SALE INVESTMENTS

	March 31, 2011		December 31, 2010
	Riverstone		Riverstone
	Fair Value	Shares	Fair Value	Shares
Balance beginning of period	$928	1,300,000	$181	700,000
Acquisitions	469	700,000	128	600,000
OCI - unrealized gain/(loss)	85	—	619	—

Balance end of period	$1,482	2,000,000	$928	1,300,000

9. PROPERTY, PLANT AND EQUIPMENT

	As of March 31, 2011			As of December 31, 2010
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value
Bogoso/Prestea	$159,621	$(109,925)	$49,696	$157,010	$(107,132)	$49,878
Bogoso sulfide plant	187,124	(52,071)	135,053	184,641	(50,988)	133,653
Wassa/HBB	98,018	(50,953)	47,065	89,875	(45,607)	44,268
Corporate & other	1,440	(804)	636	1,343	(775)	568

Total	$446,203	$(213,753)	$232,450	$432,869	$(204,502)	$228,367

There was no interest capitalized in new additions to property, plant and equipment in the periods shown above.

10. MINING PROPERTIES

	As of March 31, 2011			As of December 31, 2010
	Mining Properties At Cost	Accumulated Amortization	Mining Properties, Net Book Value	Mining Properties At Cost	Accumulated Amortization	Mining Properties, Net Book Value
Bogoso/Prestea	$106,237	$(57,293)	$48,944	$99,435	$(56,488)	$42,947
Bogoso Sulfide	56,702	(38,422)	18,280	56,541	(37,101)	19,440
Mampon	15,995	—	15,995	15,995	—	15,995
Wassa / HBB	307,653	(159,179)	148,474	303,379	(147,558)	155,821
Other	19,237	(2,330)	16,907	18,747	(2,330)	16,417

Total	$505,824	$(257,224)	$248,600	$494,097	$(243,477)	$250,620

There was no interest capitalized in new additions to mining properties in the periods shown above.

11. ASSET RETIREMENT OBLIGATIONS

At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings storage facilities, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At March 31, 2011, and December 31, 2010, the total undiscounted amount of the estimated future cash needs was estimated to be $84.1 million and $84.3 million, respectively. Discount rates used to value the ARO range between 8% and 10%. The schedule of payments required to settle the March 31, 2011, ARO liability extends through 2029.

The changes in the carrying amount of the ARO during the first quarters of 2011 and 2010 are as follows:

	For the three months ended March 31
	2011	2010
Beginning balance	$44,952	$31,969
Accretion expense	933	600
Additions and change in estimates	3,748	—
Cost of reclamation work performed	(3,883)	(1,551)

Balance at March 31	$45,750	$31,018

Current portion	$23,220	$7,927
Long term portion	$22,530	$23,091

12. DEBT

	As of
	March 31 2011	December 31 2010
Current debt:
Equipment financing credit facility	$6,797	$7,189
Capital lease	2,159	2,825
Revolving credit facility	—	—

Total current debt	$8,956	$10,014

Long term debt:
Equipment financing credit facility	$6,819	$8,525
Convertible debentures	129,169	147,353

Total long term debt	$135,988	$155,878

EQUIPMENT FINANCING CREDIT FACILITY

GSBPL and GSWL maintain a $35 million equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate (“LIBOR”) plus 2.38%. At March 31, 2011, approximately $21.4 million was available to draw down. The average interest rate on the outstanding loans was approximately 7.3% at March 31, 2010. Each outstanding equipment loan is secured by the title of the specific equipment purchased with the loan until the loan has been repaid in full.

CAPITAL LEASE

In February 2010, GSBPL accepted delivery of a nominal 20 megawatt power plant. Upon acceptance, a $4.9 million liability was recognized which, at the time, was equal to the present value of future lease payments. The life of the lease is two years from the plant’s February 2010 in-service date. We are required to pay the owner/operator a minimum of $0.3 million per month on the lease, of which $0.23 million will be allocated to principal and interest on the recognized liability and the remainder of the monthly payments will be charged as operating costs.

CONVERTIBLE DEBENTURES

Interest on the $125 million aggregate principal amount of 4.0% convertible senior unsecured debentures due November 30, 2012, (the “Debentures”) is payable semi-annually in arrears on May 31 and November 30 of each year. The Debentures are, subject to certain limitations, convertible into common shares at a conversion rate of 200 shares per $1,000 principal amount of the Debentures (equal to a conversion price of $5.00 per share) subject to adjustment under certain circumstances. The Debentures are not redeemable at our option. On maturity, we may, at our option, satisfy our repayment obligation by paying the principal amount of the Debentures in cash or, subject to certain limitations, by issuing that number of our common shares obtained by dividing the principal amount of the Debentures outstanding by 95% of the weighted average trading price of our common shares on the NYSE Amex stock exchange for the 20 consecutive trading days ending five trading days preceding the maturity date (the “Market Price”).

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

These debentures are valued based on discounted cash flows for the debt portion and based on a Black-Scholes model for the equity portion. Inputs used to determine these values were: discount rate 8.91%, Risk Free interest rate of 1.82%, volatility of 66.8%, and a remaining life of 1.7 years.

REVOLVING CREDIT FACILITY

We have a revolving credit facility agreement (the “Facility Agreement”) with Standard Chartered Bank which extends through September 30, 2012. The Facility currently provides us with $40.5 million of borrowing capacity and bears interest at the higher of LIBOR or the applicable lenders’ cost of funds rate (which is capped at 1.25% per annum above LIBOR), plus a margin of 5% per annum. As of March 31, 2011, the outstanding balance was nil. The amount available under the Facility will be reduced, as scheduled in the agreement, by $9.0 million on December 31, 2011. Covenants require that we meet certain financial ratios at the end of each quarter, including that in excess of 90% of our assets are retained within a group of subsidiaries whose common shares are pledged as collateral for amounts drawn under the revolving credit facility. We were in compliance with all covenants at March 31, 2011 and December 31, 2010.

13. INCOME TAXES

The provision for income taxes includes the following components:

	For the three months ended March 31
	2011	2010
Current benefit/(expense)
Canada	$—	$—
Foreign	(899)	(518)
Future benefit/(expense)
Canada	—	—
Foreign	(3,406)	(1,011)

Total benefit / (expense)	$(4,305)	$(1,529)

The future tax (expense)/benefit is related to the change in the temporary difference between book and tax basis at GSWL.

The current tax expense is related to the fact that at the end of July 2009, the Ghanaian government introduced a temporary levy on certain Ghanaian industries, including mining, brewing, banking, communications and insurance. The bill provides that companies subject to the levy will pay an amount equal to 5% of “profits before tax” as disclosed on their statements of operations. The effective period of this levy has extended into 2011.

14. COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following items:

ENVIRONMENTAL BONDING IN GHANA

In 2005, pursuant to a reclamation bonding agreement between the Ghana Environmental Protection Agency (“EPA”) and GSWL, we bonded $3.0 million to cover future reclamation obligations at Wassa. To meet the bonding requirements, we established a $2.85 million letter of credit and deposited $0.15 million of cash with the EPA. Pursuant to a separate bonding agreement between the EPA and GSBPL, we bonded $9.5 million in early 2006 to cover our rehabilitation and closure obligations at Bogoso/Prestea. To meet these requirements, we deposited $0.9 million of cash with the EPA with the balance covered by a letter of credit. In 2008, the GSBPL letter of credit was increased by $0.5 million to cover the Pampe mining areas. The cash deposits are recorded as Restricted Cash on our Consolidated Balance Sheets.

In 2008, Bogoso/Prestea resubmitted an updated draft of the Environmental Management Plan (“EMP”) to the EPA that included an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the reclamation and closure cost estimate and the final EMP was submitted to the EPA in February 2009. Bogoso/Prestea has completed all the legal requirements and is waiting for the environmental certificate. In 2009, Wassa submitted an updated draft EMP that covered Wassa operations, including the Benso and Hwini-Butre mines, to the EPA that included an updated estimate of the reclamation and closure costs. The EPA has reviewed the EMP and their comments were included in the resubmission. GSWL has paid the certificate fees and the EPA is expected to issue the certificate.

In March 2011, we provided $12 million of reclamation bonding to the Ghana Environmental Protection Agency (“EPA”) to cover backfilling of the Plant North pit at Prestea which we mined from 2003 to 2006. The bonding requirements were met by a $1.2 million cash deposit and a $10.8 million letter of credit from a commercial bank.

ROYALTIES

Dunkwa Properties

As part of the acquisition of the Dunkwa properties in 2003, we agreed to pay the seller a net smelter return royalty on future gold production from the Mansiso and Asikuma properties. As per the acquisition agreement, there will be no royalty due on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices at or below $300 per ounce and progressively increases to 3.5% for gold prices in excess of $400 per ounce.

Government of Ghana

During the first quarter of 2010, the Government of Ghana announced that it was amending its Mining Act of 2006 to change the method of calculating mineral royalties payable to the Government, effective March 2010. The prior rules established a royalty rate of no less than 3% and no more than 6% of a mine’s total revenues, the exact amount being determined by each mine’s margin as defined in the law. Under the new law, the royalty has been set at a flat rate of 5% of mineral revenues. The effective date for the revised royalty rate was the end of March 2011.

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

EXPLORATION AGREEMENTS

Obuom

In October 2007, we entered into an agreement with AMI Resources Inc. (“AMI”), which gives AMI the right to earn our 54% ownership position in the Obuom property in Ghana. Should AMI eventually obtain full rights to our position on the property and develop a gold mining operation at Obuom, we would receive from AMI a 2% net smelter return royalty on 54% of the property’s gold production.

Goulagou and Rounga

In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over a four-year period, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. We are entitled to receive up to 2 million shares of Riverstone over the term of the option, all of which have been received as of March 31, 2011. In addition we received a one-time distribution of 2 million Riverstone common share purchase warrants during 2008. The Riverstone purchase warrants have remaining exercise prices that range from Cdn$0.40 to Cdn$0.45.

15. SHARE CAPITAL

Changes in share capital during the three months ended March 31, 2011 are as follows:

	Shares	Amount
Balance beginning of period	258,511,236	$693,487
Common shares issued:
Equity offering (net)	—	—
Option exercises	48,250	178

Balance end of period	258,559,486	$693,665

We held no treasury shares as of December 31, 2010 and March 31, 2011.

16. COST OF SALES

	For the three months ended March 31
	2011	2010
Mining operations costs	$88,479	$64,519
Operations costs from/(to) metal inventory	(2,690)	(931)
Mining related derpeciation and amortization	21,029	25,450
Accretion of asset retirement obligations	933	600

Total Cost of Sales	$107,751	$89,638

17. STOCK BASED COMPENSATION

STOCK OPTIONS

We have one stock option plan, the Third Amended and Restated 1997 Stock Option Plan (the “Plan”) approved by shareholders in May 2010, under which options are granted at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 25,000,000 shares, of which 9,286,446 are available for grant as of March 31, 2011, and the exercise price of each option is not less than the closing price of our shares on the Toronto Stock Exchange on the day prior to the date of grant. Options typically vest over periods ranging from immediately to three years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.

Non-cash employee compensation expense recognized in general and administrative expense in the statements of operations with respect to the Plan are as follows:

	2011	2010
Total stock compensation expense during the periods ended March 31	$1,342	$1,417

We granted 1,718,000 and 1,278,500 options during the first quarters of 2011 and 2010, respectively. We do not receive a tax deduction for the issuance of options. As a result we do not recognize any income tax benefit related to the stock compensation expense.

The fair value of our options grants are estimated at the grant dates using the Black-Scholes option-pricing model. Fair values of options granted in the first three months of 2011 and 2010 were based on the assumptions noted in the following table:

	For the three months ended March 31
	2011	2010
Expected volatility	66.34 to 69.79%	67.95 to 77.37%
Risk-free interest rate	2.26 to 2.26%	2.34 to 2.36%
Expected lives	5.6 to 8.5 years	6.0 to 8.6 years
Dividend yield	0%	0%

Expected volatilities are based on the mean reversion tendency of the volatility of Golden Star’s shares. Golden Star uses historical data to estimate share option exercise and employee departure behavior and this data is used in determining input data for the Black–Scholes model. Groups of employees that have dissimilar historical behavior are considered separately for valuation purposes. The expected term of the options granted represents the period of time that the options granted are expected to be outstanding; the range given above results from certain groups of employees exhibiting different post–vesting behaviors. The risk–free rate for periods within the contractual term of the option is based on the Canadian Chartered Bank administered interest rates in effect at the time of the grant.

A summary of option activity under the Plan during the quarters ended March 31, 2011 and 2010:

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2010	6,724	3.35	7.0	9,001
Granted	1,718	2.83	10.0	—
Exercised	(48)	2.73	7.0	132
Forfeited, cancelled and expired	—	—	—	—

Outstanding as of March 30, 2011	8,393	3.25	7.4	1,896

Exercisable as of March 31, 2011	5,765	3.36	6.6	1,386

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2009	7,283	3.19	7.0	4,221
Granted	1,279	3.48	9.9	—
Exercised	(225)	1.40	2.4	314
Forfeited, cancelled and expired	(794)	4.37	5.6	—

Outstanding as of March 30, 2010	7,543	3.17	7.5	6,817

Exercisable as of March 31, 2010	5,172	3.32	6.8	4,270

Stock Bonus Plan

In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”). The activity and status of the Bonus Plan is unchanged from what was disclosed in our December 31, 2010 annual report on Form 10-K.

Deferred Stock Units

On March 9, 2011 the Board adopted a Deferred Share Unit Plan (“DSU plan”) subject to stock exchange approval which has been given conditionally, and shareholder approval which will be sought on May 11, 2011. The DSU Plan, if implemented, will create Deferred Share Units (“DSUs”) representing the right to receive one share of Golden Star common stock upon redemption. DSUs may only be redeemed upon termination of the holder’s services to the Company, and may be subject to vesting provisions. DSU awards will be granted at the sole discretion of the Company’s compensation committee. The DSU Plan allows directors, at their option, to receive all or any portion of their retainer by accepting DSUs in lieu of cash. The compensation committee may also award DSUs to executive officers and/or directors in lieu of cash as a component of their long term performance compensation, the amount of such awards being in proportion to the officer’s/director’s achievement of pre-determined performance goals. As with DSU awards for directors’ retainers, DSUs received as performance compensation are redeemable only upon termination of the holder’s services to the Company. The Company may, at its option, provide cash in lieu of common shares upon a holder’s redemption, the cash value being established by the share price on the DSU original award date, less all applicable tax withholding.

18. EARNINGS PER COMMON SHARE

The following table provides reconciliation between basic and diluted earnings per common share:

	For the three months ended March 31
	2011	2010
Net income/(loss) attributable to Golden Star shareholders	$5,928	$(9,250)
Weighted average number of common shares (millions)	258.6	257.4
Dilutive securities:
Options	1.2	1.2
Convertible debentures	—	—

Weighted average number of diluted shares	259.8	258.6

Net income/(loss) per share attributable to Golden Star shareholders:
Basic	$0.023	$(0.036)
Diluted	$0.023	$(0.036)

19. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREA

As of and for the three months ended March 31	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2011
Revenues	$42,488	$74,018	$—	$—	$—	$116,506
Net income/(loss) attributable to Golden Star	(7,604)	10,641	(705)	(97)	3,693	5,928
Income tax (expense)/benefit	—	(4,305)	—	—	—	(4,305)
Capital expenditure	8,342	10,313	97	—	—	18,752
Total assets	359,528	239,022	2,323	68	131,334	732,275
2010
Revenues	$50,954	$52,310	$—	$—	$—	$103,264
Net income/(loss) attributable to Golden Star	5,739	4,719	(316)	153	(19,545)	(9,250)
Income tax (expense)/benefit	—	(1,529)	—	—	—	(1,529)
Capital expenditure	10,631	2,204	957	—	—	13,792
Total assets	347,647	226,992	4,723	—	152,731	732,093

20. RELATED PARTIES

During the first quarter of 2011, we obtained legal services from a firm to which one of our board members is of counsel. The cost of services incurred from this firm during the first quarters of 2011 and 2010 was $0.2 million and $0.5 million, respectively. Our board member did not personally provide any legal services to the Company during these periods nor did he benefit directly or indirectly from payments for the services performed by the firm.

21. SUPPLEMENTAL CASH FLOW INFORMATION

In the first quarter of 2011, $1.0 million was paid for income taxes. Cash paid for income taxes during the first quarter of 2010 was $0.6 million. Cash paid for interest was $0.3 million in the first quarter of 2011 and, $0.5 million in the first quarter of 2010.

In February 2010, the company recognized a non-cash $4.9 million liability and an offsetting $4.9 million asset related to delivery of a 10 megawatt power plant upon successful commissioning of the power plant by Genser. (See note 14 for further discussion of the power plant.)

22. INTERNATIONAL FINANCIAL REPORTING STANDARDS

Our consolidated financial statements have been prepared in accordance with U.S. GAAP which differ from financial statements prepared in accordance with IFRS. The effect of applying IFRS to our financial statements is shown below:

CONSOLIDATED BALANCE SHEETS UNDER IFRS

	US GAAP			IFRS	IFRS
	As of			As of	As of
	March 31			March 31	December 31
	2011	Note	Adjustments	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$151,661			$151,661	$178,018
Accounts receivable	12,713			12,713	11,885
Inventories	65,356	1	—	65,356	65,204
Deposits	7,182			7,182	5,865
Prepaids and other	2,896			2,896	1,523

Total Current Assets	239,808			239,808	262,495
RESTRICTED CASH	1,205			1,205	1,205
PROPERTY, PLANT AND EQUIPMENT	232,450			232,450	227,367
INTANGIBLE ASSETS	6,846			6,846	7,373
MINING PROPERTIES	248,600	2, 3	39,879	288,479	293,102
DEFERRED EXPLORATION	—	4	14,698	14,698	14,487
OTHER ASSETS	3,366			3,366	3,168

Total Assets	$732,275			$786,852	$809,197

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$30,369			$30,369	$34,522
Accrued liabilities	42,541			42,541	53,935
Derivatives	4,523			4,523	—
Asset retirement obligations	23,220			23,220	23,485
Current tax liability	1,033			1,033	1,128
Current debt	8,956			8,956	10,014

Total Current Liabilities	110,642			110,642	123,084
LONG TERM DEBT	135,988	6	(18,395)	117,593	117,290
ASSET RETIREMENT OBLIGATIONS	22,530	3	18,403	40,933	42,826
NET DEFERRED TAX LIABILITY	18,984	5	6,257	25,241	21,094

Total Liabilities	288,144			294,409	304,294

COMMITMENTS AND CONTINGENCIES	—			—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding	—			—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 258,559,486 at March 31, 2011; 258,511,236 at December 31, 2010	693,665			693,665	693,487
CONTRIBUTED SURPLUS	17,855	7	927	18,782	17,433
EQUITY COMPONENT OF CONVERTIBLE DEBENTURES	—	6	34,542	34,542	34,542
ACCUMULATED OTHER COMPREHENSIVE INCOME	2,044			2,044	1,959
DEFICIT	(268,108)		10,385	(257,723)	(243,930)

TOTAL GOLDEN STAR EQUITY	445,456			491,310	503,491
NONCONTROLLING INTEREST	(1,325)	8	2,458	1,133	1,412

TOTAL EQUITY	444,131			492,443	504,903

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$732,275			$786,852	$809,197

CONSOLIDATED STATEMENTS OF OPERATIONS UNDER IFRS

	US GAAP			IFRS	IFRS
	For the three months ended March 31 2011	Note	Adjustments	For the three months ended March 31 2011	For the three months ended March 31 2010
REVENUE
Gold revenues	$116,506			$116,506	$103,264
Cost of sales	107,751	1,2,3	(689)	107,062	88,475

Mine operating margin	8,755			9,444	14,789
Exploration expense	579	4	(210)	369	227
General and administrative expense	7,102	7	54	7,156	5,029
Abandonment and impairment	—			—	276
Derivative mark-to-market (gain)/loss	(13,936)	6	18,185	4,249	(1,131)
Property holding costs	2,674			2,674	1,101
Foreign exchange loss	257			257	367
Interest expense	2,358	6	2,011	4,369	4,129
Interest and other income	(39)			(39)	(198)

Net income/(loss) before income tax	9,760			(9,591)	4,989
Income tax expense	(4,305)	5	(229)	(4,534)	(2,371)

Net income/(loss)	$5,455			$(14,125)	$2,618

Net income/(loss) attributable to noncontrolling interest	(473)	8	141	(332)	511
Net income/(loss) attributable to Golden Star shareholders	$5,928			$(13,793)	$2,107
Net income/(loss) attributable to Golden Star shareholders per share:
Basic	$0.023			$(0.053)	$0.008
Diluted	$0.023			$(0.053)	$0.008
Weighted average shares outstanding (millions)	258.6			258.6	257.4
OTHER COMPREHENSIVE INCOME/(LOSS)
Net income/(loss)	$5,455			$(14,125)	$2,618
Other comprehensive income	85			85	932

Comprehensive income/(loss)	$5,540			$(14,040)	$3,550

Comprehensive income/(loss) attributable to Golden Star shareholders	$6,013			$(13,708)	$3,039
Comprehensive income/(loss) attributable to noncontrolling interest	(473)			(332)	511

Comprehensive income/(loss)	$5,540			$(14,040)	$3,550

Deficit, beginning of period	$(274,036)			$(243,930)	$(240,543)

Deficit, end of period	$(268,108)			$(257,723)	$(238,436)

CONSOLIDATED STATEMENTS OF CASH FLOWS UNDER IFRS

	US GAAP			IFRS	IFRS
	For the three months ended March 31 2011	Note	Adjustments	For the three months ended March 31 2011	For the three months ended March 31 2010
OPERATING ACTIVITIES:
Net income/(loss)	$5,455	—	$(19,580)	$(14,125)	$2,618
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	21,218	2,4	(89)	21,129	22,931
Amortization of loan acquisition cost	354			354	(36)
Loss on sale of assets	—			—	276
Non cash employee compensation	1,341	7	54	1,395	1,478
Future income tax expense/(benefit)	3,307	5	229	3,536	1,866
Reclamation expenditures	(3,883)			(3,883)	(1,551)
Fair value of derivatives	4,249			4,249	(1,131)
Fair value gains/losses on convertible debt	(18,185)	6	18,185	—	—
Accretion of asset retirement obligations	933	3	(600)	333	1,963

	14,789			12,988	28,414
Changes in non-cash working capital:
Accounts receivable	(1,025)			(1,025)	(735)
Inventories	(406)			(406)	(3,901)
Deposits	(945)			(945)	84
Accounts payable and accrued liabilities	(16,614)			(16,614)	(2,119)
Other	(1,664)	6	2,011	347	809

Net cash provided by/(used in ) operating activities	(5,865)			(5,655)	22,552
INVESTING ACTIVITIES:
Expenditures on deferred exploration projects	—	4	(210)	(210)	(1,076)
Expenditures on mining properties	(8,840)			(8,840)	(1,964)
Expenditures on property, plant and equipment	(9,912)			(9,912)	(11,828)
Change in accounts payable and deposits on mine equipment and material	893			893	(1,226)
Other	—			—	2,114

Net cash used in investing activities	(17,859)			(18,069)	(13,980)
FINANCING ACTIVITIES:
Principal payments on debt	(2,765)			(2,765)	(8,213)
Proceeds from debt agreements and equipment financing	—			—	10,000
Other	132			132	405

Net cash provided by/(used in) financing activities	(2,633)			(2,633)	2,192

Increase in cash and cash equivalents	(26,357)			(26,357)	10,764
Cash and cash equivalents, beginning of period	178,018			178,018	154,088

Cash and cash equivalents end of period	$151,661			$151,661	$164,852

Notes to IFRS Financial Statements:

The Company adopted IFRS as of January 1, 2011 with a transition date of January 1, 2009.

The Company has taken certain elections under IFRS 1 (International Financial Reporting Standard 1 – First-time Adoption of International Financial Reporting Standards Summary) to allow departure from retrospective application in certain areas. The areas that the Company has applied IFRS 1 to include:

•	non-controlling interests;

•	business combinations;

•	share-based payment transactions;

•	asset retirement obligations;
•	borrowing costs.

1.	In-Process inventory – Costs that qualify as betterment stripping are capitalized within mining properties under IFRS, but included within inventory and expensed for U.S. GAAP. As a result the amount of waste mining costs expensed and included within in-process metal inventory is higher under U.S. GAAP than under IFRS. In the first three months of 2011 no waste mining costs were capitalized and no difference in inventory was recognized for the period. See note 2 below for additional details.

2.	Deferred Stripping - Under IFRS, expenditures for stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) that can be shown to be a betterment of the mineral property are capitalized and subsequently amortized on a units-of-production basis over the mineral reserves that directly benefit from the specific waste stripping activity. U.S. GAAP has no provision for capitalization of betterment stripping costs. Thus in periods where betterment stripping occurs, operating costs are higher under U.S. GAAP since all waste costs are expensed. The amounts of capitalized betterment stripping are shown in the table immediately below and are included in the Mining Properties totals shown in the IFRS consolidated balance sheets.

Costs of betterment stripping capitalized under IFRS

	Wassa/HBB	Bogoso/Prestea	TOTAL
Balance as of December 31, 2010	12,935	5,558	18,493
Additions in the three months ended March 31, 2011	—	—	—
Amortization of betterment stripping assets	(1,646)	—	(1,646)

Balance as of March 31, 2011	11,289	5,558	16,847

It is expected that Wassa’s deferred betterment stripping costs will be amortized in 2011 and 2012. Bogoso’s deferred betterment stripping costs are expected to be amortized between 2012 and 2015.

3.	Forecasted amounts of required future environmental, reclamation and closure costs are the same under U.S. GAAP and IFRS. However, differences exist in determining the discount rate to be applied to the future costs. Under U.S. GAAP the estimated liability for future reclamation and closure costs of each period’s new environmental disturbances are discounted at the prevailing discount rates in effect during the period of the new disturbance and once the discount rate is applied, it is not revised in subsequent periods. This in effect creates layers of liability for new disturbances incurred in each time period. Under IFRS, at the end of each period the entire pool of all estimated future cash costs for existing disturbances are discounted using the discount rate existing at the end of each period.

4.	Under U.S. GAAP, exploration, general and administrative costs related to exploration projects, and incurred prior to completion of a viable feasibility study are charged to expense as incurred. Exploration property acquisition costs are capitalized. For IFRS purposes, exploration, acquisition and direct general and administrative costs related to exploration projects are capitalized into Deferred Exploration once sufficient work has been performed to demonstrate that an exploration asset exists. In each subsequent period, under IFRS, the exploration, engineering, financial and market information for each exploration project is reviewed by management to determine if capitalized exploration costs are impaired. If found impaired, the exploration asset’s cost basis is reduced in accordance with IFRS provisions. Amounts written off in the current year under IFRS, which have previously been expensed under U.S. GAAP, result in an adjustment when reconciling net income for the year.

Deferred Exploration - Consolidated capitalized expenditures on our exploration projects for the period ended March 31, 2011, were as follows:

	Deferred Exploration & Development Costs as of 12/31/2010	Capitalized Exploration Expenditures	Transfer to Mining Properties	Impairments	Other	Deferred Exploration & Development Costs as of 3/31/2011
AFRICAN PROJECTS
Ghana	$8,048	$946	$—	$—	$—	$8,994
Sonfon - Sierra Leone	4,271	56	—	—	(792)	3,535
Other Africa	1,018	—	—	—	—	1,018
SOUTH AMERICAN PROJECTS
Saramacca - Suriname	1,151	—	—	—	—	1,151
Paul Isnard - French Guiana	—	—	—	—	—	—

Total	$14,488	$1,002	$—	$—	$(792)	$14,698

5.	Income tax - The application of U.S. GAAP and IFRS tax accounting is the same for the company. The difference in the tax liability and expense arise from the changes in reported pre-tax income or loss under the different GAAPs as well as the differing treatment of various assets and liabilities.

6.	Convertible debentures - Under U.S. GAAP convertible debt is measured at fair value at each reporting date with changes in fair value shown in the statement of operations. Fair value includes the value of the future stream of cash flows from the debt plus the fair value of the option component attached to the debenture. Fair value of the interest and principle is determined by discounting the cash flows at our external cost of funds. Fair value of the option component is determined using a Black-Scholes model. Under IFRS the convertible debentures are separated into a liability and equity component. The fair value of the liability was determined at the origination of the debentures based on discounted cash flows of the future interest and principle, with the residual allocated to the equity portion. The amount of the liability is subsequently accreted through interest expense up to the full $125 million face value over the life of the debentures.

7.	Shareholders’ Equity - Differences in Contributed Surplus reflect differences in stock option expense recognition. Under U.S. GAAP the expense for a grant is recognized evenly over the vesting period of the grant. Under IFRS we expense each tranche of a grant evenly over that tranches vesting period.

8.	Noncontrolling interest - The application of non-controlling interest accounting is the same under U.S. GAAP and IFRS. The difference in the recognized equity account and related expense arise from the changes in reported income or loss under the different GAAPs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Form 10-K for the period ended December 31, 2010, and with the accompanying unaudited consolidated financial statements and related notes for the period ended March 31, 2011. This Management’s Discussion and Analysis of Financial Condition and Results of Operations include information available to May 10, 2011.

OVERVIEW OF GOLDEN STAR

We are a Canadian federally–incorporated, international gold mining and exploration company producing gold in Ghana, West Africa. We also conduct gold exploration in other countries in West Africa and in South America. Golden Star Resources Ltd. was established under the Canada Business Corporations Act on May 15, 1992. Our principal office is located at 10901 West Toller Drive, Suite 300, Littleton, Colorado 80127, and our registered and records offices are located at 333 Bay Street, Bay Adelaide Centre, Box 20, Toronto, Ontario M5H 2T6.

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

•

Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine and carbon-in-leach processing plant (“Wassa”), located approximately 35 km east of Bogoso/Prestea. The design capacity of the carbon-in-leach processing plant at Wassa (“Wassa processing plant”) is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard to soft ore. GSWL also owns the Hwini-Butre and Benso concessions (the “HBB properties”) in southwest Ghana. Ore from the HBB mines is sent to Wassa for processing. The Hwini-Butre and Benso concessions are located approximately 80 km and 50 km, respectively, by road south of Wassa. Wassa/HBB produced and sold 183,931 ounces of gold in 2010 and 223,848 ounces of gold in 2009.

We also hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d’Ivoire, and in South America where we hold exploration properties in Brazil.

All our operations, with the exception of certain exploration projects, transact business in U.S. dollars and keep financial records in U.S. dollars. Our accounting records are kept in accordance with U.S. GAAP. Our fiscal year ends December 31. We are a reporting issuer or the equivalent in all provinces of Canada, in Ghana and in the United States and file disclosure documents with securities regulatory authorities in Canada and Ghana, and with the United States Securities and Exchange Commission.

NON-GAAP FINANCIAL MEASURES

In this Form 10-Q, we use the terms “total cash cost per ounce” and “cash operating cost per ounce.”

“Cost of sales” as found in our statements of operations, includes all mine-site operating costs, including the costs of mining, processing, maintenance, work-in-process inventory changes, mine-site overhead as well as production taxes, royalties, mine site depreciation, depletion, amortization, asset retirement obligation accretion and by-product credits, but excludes exploration costs, property holding costs, corporate office general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, gains and losses on derivatives, gains and losses on investments and income tax expense/benefit.

“Total cash cost per ounce” for a period is equal to “Cost of sales” for the period less mining related depreciation and amortization costs, accretion of asset retirement obligation costs, costs that meet the definition of Betterment Stripping and operations-related foreign currency gains and losses for the period, divided by the number of ounces of gold sold during the period. “Cash operating cost per ounce” for a period is equal to “Total cash costs” for the period less royalties and production taxes, divided by the number of ounces of gold sold during the period.

The following table shows the derivation of these non-GAAP measures:

	For the three months ended March 31, 2011
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$40,462	$44,507	$84,969
Royalties	2,236	1,274	3,510
Costs (to)/from metals inventory	(139)	(2,551)	(2,690)
Mining related depreciation and amortization	14,996	6,033	21,029
Accretion of asset retirement obligations	288	645	933

Cost of sales – GAAP	$57,843	$49,908	$107,751
Less royalties	(2,236)	(1,274)	(3,510)
Less betterment waste stripping costs	—	—	—
Less operations-related foreign exchange (gains)/losses	35	(64)	(29)
Less mining related depreciation and amortization	(14,996)	(6,033)	(21,029)
Less accretion of asset retirement obligations	(288)	(645)	(933)

Cash operating cost	$40,358	$41,892	$82,250

Plus royalties	2,236	1,274	3,510

Total cash costs	$42,594	$43,166	$85,760

Ounces sold	53,332	30,576	83,908
Cost per ounce measures:
Cash operating cost per ounce	$757	$1,370	$980
Total cash cost per ounce	$799	$1,412	$1,022

	For the three months ended March 31, 2010
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$27,664	$33,251	60,915
Royalties	1,795	1,809	3,604
Costs (to)/from metals inventory	(65)	(847)	(912)
Mining related depreciation and amortization	15,869	9,562	25,431
Accretion of asset retirement obligations	236	364	600

Cost of sales – GAAP	$45,499	$44,139	89,638
Less royalties	(1,795)	(1,809)	(3,604)
Less betterment waste stripping costs	(2,908)	—	(2,908)
Less operations-related foreign exchange (gains)/losses	80	(288)	(208)
Less mining related depreciation and amortization	(15,869)	(9,562)	(25,431)
Less accretion of asset retirement obligations	(236)	(364)	(600)

Cash operating cost	$24,771	$32,116	$56,887

Plus royalties	1,795	1,809	3,604

Total cash costs	$26,566	$33,925	$60,491

Ounces sold	47,029	45,909	92,938
Cost per ounce measures:
Cash operating cost per ounce	$526	$700	$612
Total cash cost per ounce	$564	$739	$651

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

Total cash cost per ounce and cash operating cost per ounce should be considered as non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and in applicable Canadian securities laws and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are material limitations associated with the use of such non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Changes in numerous factors including, but not limited to, mining rates, milling rates, gold grade, gold recovery, costs of labor, consumables and mine site general and administrative activities can cause these measures to increase or decrease. We believe that these measures are similar to the measures of other gold mining companies, but may not be comparable to similarly titled measures in every instance.

BUSINESS STRATEGY AND DEVELOPMENT

Our business and development strategy has been focused primarily on the acquisition of producing and development-stage gold properties in Ghana and on the exploration, development and operation of these properties. We also pursue exploration activities in South America and other countries in West Africa.

We acquired the Bogoso property and began operating its mines and CIL processing facility in 1999. In 2001, we acquired the Prestea property located adjacent to the Bogoso property. In late 2002, we acquired Wassa, and constructed the Wassa processing plant, which began commercial operation in April 2005. In July 2007, we completed construction and development of the Bogoso sulfide plant. In late 2005, we acquired the HBB properties consisting of the Benso and Hwini-Butre properties. Benso began sending ore to the Wassa processing plant in 2008. And in 2009, following its development phase, Hwini-Butre began sending ore to the Wassa processing plant.

Our overall objective is to continue the growth of our mining business to become a mid-tier gold producer. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.

In addition to our gold mining and development activities, we actively explore for gold in West Africa and South America, investing approximately $20 million on such activities during 2010. We are conducting regional reconnaissance projects in Ghana, Cote d’Ivoire and Brazil, and have drilled more advanced targets in Ghana, Niger, Sierra Leone, Burkina Faso and Brazil. See Item 2 – “Description of Properties” of our Form 10-K dated December 31, 2010 for additional details on our assets.

TRENDS AND EVENTS IN THE THREE MONTHS ENDED MARCH 31, 2011

GOLD PRICES

Gold prices have generally trended upward during the last ten years from a low of $260 per ounce in 2001 to a high of $1,546 per ounce in May 2011. Realized gold prices for our shipments averaged $1,389 per ounce during the first quarter of 2011, up from $1,111 per ounce during the first quarter of 2010.

ROYALTIES

Our minerals royalty rate rose to 5% of gold revenues effective March 31, 2011, in compliance with a change announced by the Government of Ghana. We previously paid a royalty of 3% of gold revenues.

ADOPTION OF U.S. GAAP IN 2011

Golden Star has, since its inception, reported to security regulators in both Canada and the U.S. using Canadian GAAP financial statements with a footnote reconciliation to U.S. GAAP. However, a change in SEC position in late 2009 required that Canadian companies such as Golden Star, which do not qualify as foreign private issuers, must file their financial statements in the U.S. using U.S. GAAP after 2010. In response we adopted U.S. GAAP as of January 1, 2011 for all subsequent reporting in the U.S., Canada, and Ghana and will also present, in a footnote to our U.S. GAAP financial statements, a reconciliation to international financial reporting standards (“IFRS”). This will be done to facilitate comparison of our financial results to those of other mining companies reporting in IFRS.

MANAGEMENT CHANGES

In early March 2011, Mr. D. Scott Barr, Golden Star’s Chief Operating Officer, resigned as an officer of the Company, but will remain with Golden Star as consulting technical advisor to the Chief Executive Officer and Chief Operating Officer.

Also in early March 2011, Mr. Sam Coetzer was appointed as Golden Star’s Executive Vice President and Chief Operating Officer. Mr. Coetzer has over 24 years of mining management experience with senior international mining companies where much of his career has focused on integrating and streamlining of international mining operations, including large mining operations in Africa.

PURCHASE OF RESIDUAL INTEREST IN PRESTEA UNDERGOUND

During the first quarter of 2011, we paid $2.4 million to a former joint venture partner to purchase their remaining minority interest in the Prestea Underground mine.

STABILIZATION LEVY EXTENSION

In early 2011, the Ghanaian government announced that its stabilization levy, originally scheduled to expire at the end of 2010, would be extended for an additional year. The levy requires certain Ghanaian companies, including all mining companies, to pay a levy equal to 5% of “profits before tax” as disclosed on their statements of operations.

INCREASES IN OPERATING COSTS

The price of several of our operational inputs have increased by material amounts during the past year. Most notably the costs of labor, fuel, electric power, and cyanide have shown significant increases over the past year. These increases are raising cash costs per ounce of gold and have adversely impacted our operating margins.

CONSOLIDATED RESULTS OF OPERATIONS

	For the three months ended March 31
	2011	2010
SUMMARY OF FINANCIAL RESULTS
Gold sales (oz)	83,908	92,938
Average realized price ($/oz)	1,389	1,111
Gold revenues ($ in thousands)	116,506	103,264
Cash flow provided by/(used in) operations ($ in thousands)	(5,865)	21,476
Net income/(loss) attributable to Golden Star shareholders ($ in thousands)	5,928	(9,250)
Basic income/(loss) per share attributable to Golden Star Shareholders ($)	0.023	(0.036)

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Results for the three months ended March 31, 2011 included net income attributable to Golden Star shareholders (“net income”) of $5.9 million or $0.023 per share, compared with a net loss of $9.3 million or $.036 per share in the same period of 2010. First quarter 2011 gold sales totaled 83,908 ounces, down 10% from 92,938 ounces sold in the same quarter of 2010. The average realized gold price increased to $1,389 per ounce, up 25% from $1,111 in the first quarter of 2010. The gold price increase more than offset the revenue impact of lower ounces, resulting in a $13.2 million increase in sales revenues.

While net income was higher than in the same period of 2010, mine operating margins were lower. Wassa’s ounces were up 13% versus the first quarter of 2010, but Bogoso’s ounces were lower and both mines saw significant increases in cash operating costs as compared to the first quarter of 2010 which contributed to lower operating margins.

An $18.2 million non-cash gain on fair value of debentures was the major factor responsible for the earnings improvement as compared to the first quarter of 2010. The gain was related to a decrease in the fair value of the debenture liability caused by decreases in Golden Star share prices during the first quarter which caused a decrease in the fair value of the debenture’s conversion feature.

While first quarter 2011 consolidated cash operating costs of $82.3 million were up only one percent from $81.2 million in the fourth quarter of 2010, they were significantly higher than the $56.9 million in the first quarter of 2010. The increase in cash operating costs since early 2010 reflects increasing prices of many of our key operating inputs. These increases include the price of electric power, labor, cyanide, fuel and other reagents used in processing plants. Electric power rates during the first quarter of 2011 are approximately double those of a year ago, and fuel prices are up approximately 34 percent from the first quarter of 2010. See operational discussions below for additional operational details.

Depreciation charges for the quarter were down $4.4 million from the same period in 2010 due to lower ounces sold at Bogoso and also due to the decrease in depreciation and amortization expense per ounce at Bogoso from the increase in gold reserves at the end of 2010.

General and administrative costs totaled $7.1 million for the first three months of 2011, up from $5.0 million in the first quarter 2010. Most of the increase in general and administrative costs was higher consulting fees. Interest expense totaled $2.4 million in the first quarter of 2011 as compared to $2.2 million in the same period of 2010. A $4.5 million unrealized loss was recognized on a fair value adjustment of the gold hedges outstanding at March 31, 2011. The loss was caused by increases in spot gold prices during the first quarter of 2011. There were no realized losses in the first quarter of 2011.

BOGOSO/PRESTEA OPERATIONS

	For the three months ended March 31
	2011	2010
BOGOSO/PRESTEA OPERATING RESULTS
Ore mined refractory (t)	694,757	796,953
Ore mined non-refractory	187	—

Total ore mined (t)	694,944	796,953
Waste mined (t)	4,089,219	3,964,648
Refractory ore processed (t)	721,228	680,910
Refractory ore grade (g/t)	2.46	2.98
Gold recovery – refractory ore (%)	61.0	72.1
Non-refractory ore processed (t)	—	—
Non-refractory ore grade (g/t)	—	—
Gold recovery - non-refactory ore (%)	—	—
Gold sales (oz)	30,576	45,909
Total cash cost ($/oz)	1,412	739
Royalties ($/oz)	42	39

Cash operating cost ($/oz)	1,370	700

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Bogoso/Prestea’s first quarter 2011 revenues totaled $42.5 million, down $8.5 million from $51.0 million in the first quarter of 2010. The decrease was based on a drop in the number of ounces sold, but this was partially offset by higher gold prices. First quarter realized average gold price rose to $1,390 per ounce, up from $1,111 per ounce a year earlier. Bogoso’s sales decreased to 30,576 ounces in the first quarter of 2011, a 33% drop from the 45,909 ounces in the first quarter of 2010. Decreases in tonnes processed, plant feed grade and gold recovery contributed to the drop in ounces sold.

The decrease in grade and recovery reflects a change in ore source. In the first quarter of 2010, Bogoso’s main feed source was fresh ore from deep in the Buesichem pit, but mining was completed at the Buesichem pit in mid-2010 and subsequently Bogoso moved its mining fleet to new pits where ore grades have been lower than at Buesichem. Furthermore, start-up of mining at the new pits requires mining through the partially oxidized caps found at shallow depths over the new ore bodies, which typically yield lower gold recoveries than found in fresher, deeper ore.

Geologic drill data indicates that fresher ore is expected at deeper levels in the new Bogoso pits and during 2011, as mining progresses deeper into the new pits, improvement in gold recovery rates is expected. As in the first quarter of 2010, there was no oxide ore processed at the Bogoso oxide plant in the first quarter of 2011.

While Bogoso’s first quarter 2011 cash operating costs of $41.9 million were down 2% from $42.6 million in the fourth quarter of 2010, they were higher than the $32.1 million in the first quarter of 2010. Increases in the price of electric power, fuel, cyanide and labor since the first quarter of 2010 were major factors in the increase. Bogoso also saw higher maintenance costs than a year earlier.

A decrease in ounces sold and higher cash operating costs resulted in cash operating costs per ounce of $1,370, up from $700 in the first quarter of 2010. Bogoso’s royalty costs were lower than a year earlier because less ounces were sold. The drop in ounces sold also contributed to lower units-of-production amortization expense, as did an increase in gold reserves at the end of 2010.

Management is actively working to improve mining efficiencies at Bogoso to achieve reductions in unit costs. Projects currently underway include employment of a team of mining efficiency consultants, re-evaluation of pit sequencing and evaluation of mine planning practices and execution.

Efforts are underway to restart mining ore at the Pampe oxide property near Bogoso by early 2012 and we are seeking permits to move forward with the Bogoso tailings recovery project which will also provide oxide ore to Bogoso. Historically Bogoso oxide ore is less expensive to process and yield better gold recovery rates than the sulfide ore and is expected to contribute to lower average cash operating costs per ounce sold.

In March 2011, GSBPL provided $12 million of reclamation bonding to the Ghana Environmental Protection Agency (“EPA”) to cover backfilling of the Plant North pit at Prestea which we mined from 2003 to 2006. The bonding requirements were met by $1.2 million cash deposit and a $10.8 million letter of credit from a commercial bank. We expect that the backfilling will be completed prior to the end of 2011 and that the EPA will release the bonding requirement and cash collateral prior to the end of 2011.

WASSA OPERATIONS

	March 31
	2011	2010
WASSA/HBB OPERATING RESULTS
Ore mined (t)	703,056	575,903
Waste mined (t)	4,114,991	5,200,872
Ore and heap leach materials processed (t)	723,770	630,755
Grade processed (g/t)	2.33	2.41
Recovery (%)	95.2	95.1
Gold sales (oz)	53,332	47,029
Total cash cost ($/oz)	799	564
Royalties ($/oz)	42	38

Cash operating cost ($/oz)	757	526

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Wassa sold 53,332 ounces in the first quarter of 2011, up 13% from 47,029 ounces in the first quarter of 2010. The increase in ounces sold combined with higher average gold prices yielded revenues of $74.0 million for the quarter, up 41% from $52.3 million in the same quarter of 2010. Wassa’s first quarter 2011 realized gold price averaged $1,388 per ounce, up from $1,112 per ounce a year earlier.

Wassa processed 15% more tonnes of ore during the first quarter of 2011 than it did in the same period of 2010, reflecting an expanded mining capacity as contract mining came on line in late 2010. While plant feed grades decreased from 2.41 g/t in the first quarter of 2010 to 2.33 g/t in the current quarter, higher processing rates at the Wassa plant more than offset this, resulting in the increase in gold output and sales as compared to the first quarter of 2010. Ore grades fell as mining proceeded into lower grade areas of the Wassa/HBB ore bodies.

Cash operating costs totaled $40.4 million in the first quarter of 2010, up from $38.6 million in the fourth quarter of 2010 and from $24.8 million in the first quarter of 2010. Increases in the price of electric power, fuel, cyanide, labor and maintenance contributed to higher operating costs. While ounces sold were higher than in the first quarter of 2010, higher cash operating costs resulted in a cash operating cost per ounce of $757, as compared to $526 per ounce in the same quarter of 2010.

As at Bogoso, Wassa is now re-evaluating its mining programs to identify and achieve cost reductions and efficiency improvements.

DEVELOPMENT PROJECTS

PRESTEA SOUTH PROPERTIES

We received mining permits for Prestea South in 2008 and continue to work on the environmental permits. We expect to initiate development at Prestea South, including its 10 kilometer haul road extension, once the environmental permit is received. The Prestea South oxide ore will be transported to Bogoso and processed through the Bogoso oxide plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide plant. The Ghana Environmental Protection Agency (“EPA”) requested an update to the Prestea South Project Environmental Impact Statement (“EIS”) and a draft EIS was submitted to the EPA in April 2011.

TAILINGS RECOVERY

In 2010, $8 million was approved for construction of a hydraulic tailings recovery system and associated piping that will feed tailings from a decommissioned tailings storage facility directly to the Bogoso oxide plant’s CIL circuit. The project is expected to come online in late 2011 or early 2012, subject to permitting. A draft EIS was submitted to the EPA in the first quarter of 2011 and we are waiting for the EPA’s comments before finalizing the EIS.

While the grade of the tailings material is lower than the ores typically treated in the Bogoso oxide plant, the operating costs are expected to be low since reclaimed tailings can be fed directly into the existing CIL circuit thereby resulting in lower overall processing costs. As a stand-alone feed source, the tailings recovery system is designed to move up to 2.4 million tonnes of tailings per annum over a five year life which would yield approximately 40,000 to 50,000 additional ounces per year, but it is expected that this material will be a supplemental feed blended with oxide ores mined from Pampe and Prestea South, once these mines are brought on line. Engineering and equipment procurement are now well underway and we expect construction to begin immediately upon receipt of permits.

EXPLORATION

We expect to spend approximately $20 to $25 million on exploration efforts in 2011. The expenditure forecast is down from the 2011 approved budget of $30 million due to the late arrival of additional drill rigs which are now expected in the second half of 2011.

During the first quarter we utilized seven drill rigs to drill in and around our active mine sites. Drilling near the Bogoso/Prestea processing plant concentrated on the Buesichem South and Bogoso North open pits. At Wassa our drilling efforts focused on new targets along the Wassa to Hwini-Butre haul road and will shift to the main pits at Wassa and to the Father Brown pit at Hwini-Butre during the second quarter of 2011.

Exploration efforts in Cote d’Ivoire have been put on hold following security issues resulting from a recent disputed national election.

Additional drilling is planned at the Sonfon project in Sierra Leone in the second half of 2011.

We plan to ramp up exploration activities at the Iriri joint venture with Votorantim Metals during the second quarter of 2011. Exploration efforts in Brazil have thus far included wide spaced soil sampling and regional stream sampling.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2011 our cash and cash equivalents decreased by $26.4 million, to $151.7 million at March 31, 2011. Of the $26.4 million decrease, $17.9 million was used in investing activities, including $6.4 million on mining property development projects, $2.4 million to purchase a residual minority interest in the Prestea Underground and $9.1 million for the acquisition of new equipment and facilities at the mine sites.

Operations provided $14.8 million of cash flow before working capital changes in the first quarter of 2011. Lower gold sales at Bogoso and increases in the price of operational inputs at both mines contributed to the reduction as compared to the same period in 2010. In addition $3.2 million of cash was used during the quarter backfilling the old Plant North pit at Prestea which was mined between 2003 and 2006.

Debt and lease payments used $2.8 million during the first quarter of 2011. Payments on our equipment financing facility reduced the outstanding balance to $13.6 million at March 31, 2011, with available credit of $21.4 million. During the first quarter of 2011 all of our cash was held as cash or was invested in funds that held only U.S. treasury notes and bonds.

LIQUIDITY OUTLOOK

We expect that project development costs, equipment purchases and capital investments will continue to use cash during the remainder of 2011 in amounts that exceed 2010 levels. We plan to use approximately $100 million for capital projects during 2011. This total is expected to include $38 million of mine property development, $20 million of mine site drilling and approximately $42 million for equipment and facilities. In addition we expect to spend approximately $23 million on reclamation projects during the balance of 2011, most of which is related to the back filling and reclamation of the old plant North pit and associated dumps.

We maintain a $40.5 million revolving line of credit and have an additional $21.4 million of borrowing capacity under our equipment financing credit facility. During 2011, we expect to pay $8.2 million of principal and interest on our equipment financing facility, $5.0 million of interest payments on the convertible debentures and $2.8 million in interest and principal of our capital leases.

We expect that our operating cash flow in 2011, along with cash on hand, the revolving credit facility and equipment financing facility, will be sufficient to cover capital and operating needs during 2011.

Scheduled payments on outstanding debt as of March 31, 2011:

Liabilities	Nine Months 2011	2012	2013	2014	2015	Maturity
Equipment financing loans
principal	$5,229	$4,914	$2,991	$697	$—	2010 to 2014
interest	659	468	164	17	—
Capital leases
principal	2,239	224	—	—	—	Feb 28, 2012
interest	105	2	—	—	—
Revolving credit facility
principal	—	—	—	—	—	Sep 30, 2012
interest	—	—	—	—	—
Convertible debentures
principal	—	125,000	—	—	—	Nov 30, 2012
interest	5,000	5,000	—	—	—

Total	$13,232	$135,608	$3,155	$714	$—

LOOKING AHEAD

Our main objectives for the remainder of 2011 are:

•	Reassessment and review of the Bogoso mine operations including review of capital expenditures;

•	Permitting, development and operation of the Bogoso Tailings Retreatment Project;

•	Optimize and stabilize ore feed at Bogoso to improve throughput, metallurgical recoveries and resultant gold production;

•	Continue reserve and resource definition drilling at Bogoso/Prestea and Wassa/HBB;

•	Reopening the Pampe pit to provide oxide ore to the Bogoso oxide processing plant;

•	Finalization of the permitting and development of the Prestea South project; and

•	Advance the development of the Prestea Underground Project.

The following guidance reflects current expectations of performance at the Bogoso and Wassa mines.

	Q2 2011	Q3 2011	Q4 2011	2011 Total
Bogoso
Ounces	38,000	45,000	47,000	160,576
Average cash operating cost per ounce	$1,000	$1,025	$1,025	$1,085

Wassa
Ounces	40,000	40,000	45,000	178,332
Average cash operating cost per ounce	$800	$730	$650	$735

Consolidated
Ounces	78,000	85,000	92,000	338,908
Average cash operating cost per ounce	$900	$885	$840	$900

The guidance will be reviewed following completion of the Bogoso operational reassessment study to reflect the impact of any changes implemented as a result of the study.

Notes:

1.	Production guidance at Bogoso/Prestea only includes Bogoso sulfide mill.

2.	Compared to previous guidance this guidance is at the lower end of production guidance and cost guidance is an increase of $30 per ounce.

3.	Costs at Bogoso/Prestea include extra stripping required to recover the mining sequence.

4.	Power and fuel prices used in the forecast are unchanged from present at $0.15 per kilowatt-hour and $1.30 per liter, respectively.

5.	Costs at Bogoso include approximately $10 million of stripping, of which $7 million or $75 per ounce for the second half of the year, will be expensed. The remaining $3 million or $33 per ounce will be capitalized.

As more fully disclosed in the Risk Factors in Item 1A of this Form 10-Q, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

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

OUTSTANDING SHARE DATA

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to May 10, 2011. As of May 9, 2011, we had outstanding 258,559,486 common shares, options to acquire 8,355,772 common shares, and convertible debentures which are convertible into 25,000,000 common shares.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our debt, changes in foreign currency exchange rates and commodity price fluctuations.

INTEREST RATE RISK

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Our convertible senior unsecured debentures and the outstanding loans under our equipment financing facility bear interest at a fixed rate and do not subject us to changes in future interest payments. Our revolving credit facility has a variable interest rate of the higher of the applicable lender’s cost of funds (capped at 1.25% per annum above LIBOR) and LIBOR plus a margin of 5%. As of March 31, 2011, we had a nil balance outstanding on this facility. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

FOREIGN CURRENCY EXCHANGE RATE RISK

Currency risk is risk that the fair value of future cash flows will fluctuate because of changes in foreign currency exchange rates. In addition, the value of cash and cash equivalents and other financial assets and liabilities denominated in foreign currencies can fluctuate with changes in currency exchange rates.

Since our revenues are denominated in U.S. dollars and our operating units transact much of their business in U.S. dollars, we are typically not subject to significant impacts from currency fluctuations. Even thus, certain purchases of labor, operating supplies and capital assets are denominated in Ghana cedis, Euros, British pounds, Australian dollars and South African rand. To accommodate these purchases, we maintain operating cash accounts in non–U.S. dollar currencies and appreciation of these non–U.S. dollar currencies against the U.S. dollar results in a foreign currency gain and a decrease in non–U.S. dollar currencies results in a loss. In the past we have entered into forward purchase contracts for South African rand, Euros and other currencies to hedge expected purchase costs of capital assets. During 2010 and 2009 we had no currency related derivatives. At December 31, 2010, and March 31, 2011, we held $9.4 million and $10.2 million, respectively, of foreign currency.

COMMODITY PRICE RISK

Gold is our primary product and changes in the price of gold can significantly affect our results of operations and cash flows. Based on our expected gold production in 2011, a $10 per ounce change in gold price would result in a $3 to $4 million change in our sales revenues and operating cash flows. To reduce gold price volatility, we have at various times used gold price derivatives. We do not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in cost of sales in our Consolidated Statements of Earnings.

We held no gold price derivatives as of December 31, 2010 and December 31, 2009. In January 2011, we entered into a series of put and call contracts covering 76,800 ounces of future gold production between February and December 2011. The contracts are spread evenly in each week over this period and are structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,457 per ounce. As of March 31, 2011, contracts covering 64,000 ounces of gold were outstanding. In early February 2011, we entered into a second set of put and call contracts covering 75,200 ounces of future gold production between February and December 2011. The contacts are spread evenly in each week during this period and are structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,503 per ounce. As of March 31, 2011, 64,000 of these were still outstanding. The puts were purchased to temporarily establish a fixed gold price for the output of one of our mines which is experiencing a period of higher than typical operating costs during the development phase of its new pit. The calls were sold to provide funding for purchase of the puts. Additional information about our gold price derivative activity can be found in Note 6 of our financial statements.

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

This Form 10-Q was prepared with the assistance of, and approval by our Disclosure Committee prior to its filing with securities regulators in the U.S., Canada and Ghana. Our Disclosure Committee includes a broad cross-section of Company employees who are closely associated with and knowledgeable about the Company’s operations and its engineering, exploration, legal, environmental, socio-economic and financial activities. Our Form 10-Qs and 10-Ks, are also reviewed by our Audit Committee which, prior to filing, meets with senior management to review the documents. Subsequent to its review, the Audit Committee forwards the documents to the Board of Directors with recommendation that the directors approve the document for filing with securities regulators and distribution to shareholders.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are engaged in routine litigation incidental to our business, none of which is deemed to be material. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority.

ITEM 1A.	RISK FACTORS

The risk factors for the quarter ended March 31, 2011 are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ THOMAS G. MAIR
Thomas G. Mair
President and Chief Executive Officer

Date: May 10, 2011

By:	/s/ JOHN A. LABATE
John A. Labate
Senior Vice President and Chief Financial Officer

Date: May 10, 2011