Form 10-Q
period 2011-06-30
GOLDEN STAR RESOURCES LTD
filed 2011-08-09
CIK 903571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of Common Shares outstanding as at August 5, 2011: 258,609,486

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this report are expressed in United States (“U.S.”) dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$.”

Financial information is presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), as applicable to Golden Star Resources Ltd., are explained in Note 21 to the Consolidated Financial Statements.

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

These statements include comments regarding: anticipated attainment of gold production rates; production and cash operating cost estimates for 2011; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and gold recovery rates; ore delivery; ore processing; permitting; geological, environmental, community and engineering studies; receipt of environmental management plan approvals by the Ghana Environmental Protection Agency (“EPA”); exploration efforts and activities; ore grades; our anticipated investing and exploration spending during 2011; identification of acquisition and growth opportunities; power costs, the ability to meet total power requirements; retention of earnings from our operations; expected operational cash flow during the remainder of 2011; our objectives for 2011; expected debt payments during 2011; and sources of and adequacy of liquidity to meet capital and other needs in 2011 and beyond.

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

U.S. GAAP FINANCIAL STATEMENTS

The following financial statements and footnotes presented immediately below, are prepared in conformity with U.S. GAAP except for Note 21.

IFRS RECONCILIATIONS

To facilitate comparison of our U.S. GAAP financial statements to the financial statements of other mining companies which report their financial results under IFRS, we have prepared a reconciliation showing our results on an IFRS basis. This reconciliation is presented below in footnote 21.

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of U.S. dollars except shares issued and outstanding)

(unaudited)

	As of June 30 2011	As of December 31 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 4)	$127,915	$178,018
Accounts receivable (Note 4)	14,494	11,885
Inventories (Note 6)	65,877	65,204
Deposits	9,814	5,865
Prepaids and other	2,735	1,522

Total Current Assets	220,835	262,494
RESTRICTED CASH	2,405	1,205
PROPERTY, PLANT AND EQUIPMENT (Note 8)	234,802	228,367
INTANGIBLE ASSETS	6,319	7,373
MINING PROPERTIES (Note 9)	250,135	250,620
OTHER ASSETS (Note 7)	2,625	3,167

Total Assets	$717,121	$753,226

LIABILITIES
CURRENT LIABILITIES
Accounts payable (Note 4)	$22,959	$34,522
Accrued liabilities (Note 4)	47,769	53,935
Derivatives (Notes 4 and 5)	5,138	—
Asset retirement obligations (Note 10)	15,459	23,485
Current tax liability (Note 12)	761	1,128
Current debt (Notes 11)	8,313	10,014

Total Current Liabilities	100,399	123,084
LONG TERM DEBT (Notes 4 and 11)	131,421	155,878
ASSET RETIREMENT OBLIGATIONS (Note 10)	24,529	21,467
DEFERRED TAX LIABILITY (Note 12)	22,024	15,678

Total Liabilities	$278,373	$316,107

COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 258,584,486 at June 30, 2011; 258,511,236 at December 31, 2010 (Note 14)	693,705	693,487
CONTRIBUTED SURPLUS	18,720	16,560
ACCUMULATED OTHER COMPREHENSIVE INCOME	1,620	1,959
DEFICIT	(273,156)	(274,036)

Total Golden Star Equity	440,889	437,970
NONCONTROLLING INTEREST	(2,141)	(851)

Total Equity	438,748	437,119

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$717,121	$753,226

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Stated in thousands of U.S. dollars except shares and per share data)

(unaudited)

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
REVENUE
Gold revenues	$109,807	$120,307	$226,313	$223,571
Cost of sales (Note 15)	102,525	103,854	210,276	193,493

Mine operating margin	7,282	16,453	16,037	30,078

Exploration expense	1,569	1,246	2,148	2,549
General and administrative expense	7,252	4,145	14,354	9,114
Derivative mark-to-market (gain)/loss (Note 5)	(3,677)	10,833	(17,613)	23,753
Property holding costs	1,689	1,197	4,363	2,298
Foreign exchange loss	462	204	719	571
Interest expense	2,112	2,246	4,470	4,483
Interest and other income	(63)	(98)	(102)	(295)
(Gain)/loss on sale of investments	2	71	2	(1,653)

Net income/(loss) before income tax	(2,064)	(3,391)	7,696	(10,742)
Income tax expense	(3,801)	(1,251)	(8,106)	(2,779)

Net loss	$(5,865)	$(4,642)	$(410)	$(13,521)
Net income/(loss) attributable to noncontrolling interest	(817)	976	(1,290)	1,347

Net income/(loss) attributable to Golden Star shareholders	$(5,048)	$(5,618)	$880	$(14,868)

Net income/(loss) per share attributable to Golden Star shareholders

Basic (Note 17)	$(0.020)	$(0.022)	$0.003	$(0.058)
Diluted (Note 17)	$(0.020)	$(0.022)	$0.003	$(0.058)
Weighted average shares outstanding (millions)	258.6	257.9	258.6	257.7

OTHER COMPREHENSIVE INCOME/(LOSS)
Net loss	$(5,865)	$(4,642)	$(410)	$(13,521)
Other comprehensice income/(loss) (Note 7)	(424)	(592)	(339)	340

Comprehensive loss	$(6,289)	$(5,234)	$(749)	$(13,181)

Comprehensive income/(loss) attributable to Golden Star shareholders	$(5,472)	$(6,210)	$541	$(14,528)
Comprehensive (income)/loss attributable to noncontrolling interest	(817)	976	(1,290)	1,347

Comprehensive (loss)	$(6,289)	$(5,234)	$(749)	$(13,181)

Deficit, beginning of period	$(268,108)	$(272,056)	$(274,036)	$(262,806)

Deficit, end of period	$(273,156)	$(277,674)	$(273,156)	$(277,674)

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of U.S. dollars)

(unaudited)

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
OPERATING ACTIVITIES:
Net loss	$(5,865)	$(4,642)	$(410)	$(13,521)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	15,274	27,376	36,492	52,833
Amortization of loan acquisition cost	318	(159)	672	(195)
Gain/Loss on sale of assets	2	71	2	(1,653)
Non cash employee compensation	879	502	2,220	1,919
Future income tax expense	3,040	152	6,347	1,176
Fair value of derivatives	930	812	5,179	(319)
Fair value (gains)/losses on convertible debt	(6,107)	8,949	(24,292)	23,002
Accretion of asset retirement obligations	2,183	601	3,116	1,201
Reclamation expenditures	(7,945)	(2,049)	(11,828)	(3,600)

	2,709	31,613	17,498	60,843

Changes in non-cash working capital:
Accounts receivable	(1,779)	(11,692)	(2,804)	(12,429)
Inventories	(15)	(291)	(421)	(4,192)
Deposits	245	(364)	(700)	(280)
Accounts payable and accrued liabilities	(2,185)	6,722	(18,799)	4,603
Other	(425)	1,399	(2,089)	318

Net cash provided by/(used in) operating activities	(1,450)	27,387	(7,315)	48,863
INVESTING ACTIVITIES:
Expenditures on mining properties	(9,191)	(7,217)	(18,031)	(9,181)
Expenditures on property, plant and equipment	(9,951)	(5,461)	(19,863)	(17,289)
Change in accounts payable and deposits on mine equipment and material	(4,077)	2,593	(3,184)	2,593
Other	—	1,332	—	2,220

Net cash used in investing activities	(23,219)	(8,753)	(41,078)	(21,657)
FINANCING ACTIVITIES:
Principal payments on debt	(2,573)	(8,197)	(5,338)	(16,410)
Proceeds from debt agreements and equipment financing	3,470	4,506	3,470	14,506
Other	26	1,437	158	1,842

Net cash provided by/(used in) financing activities	923	(2,254)	(1,710)	(62)

Increase/(decrease) in cash and cash equivalents	(23,746)	16,380	(50,103)	27,144
Cash and cash equivalents, beginning of period	151,661	164,852	178,018	154,088

Cash and cash equivalents end of period	$127,915	$181,232	$127,915	$181,232

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

2. BASIS OF PRESENTATION

Golden Star Resources Ltd (“Golden Star” or “Company”) is a Canadian federally–incorporated, international gold mining and exploration company headquartered in the United States (“U.S.”). Prior to 2011, Golden Star has reported to security regulators in both Canada and the U.S. using Canadian GAAP financial statements with a footnote reconciliation to U.S. GAAP. However, a change in SEC position in late 2009 required Canadian companies such as Golden Star, that do not qualify as a foreign private issuer, to file their financial statements in the U.S. using U.S. GAAP after December 31, 2010. We therefore adopted U.S. GAAP as of January 1, 2011 for all of our subsequent U.S. and Canadian filings. All comparative financial information presented in this Form 10-Q is thus reported in accordance with U.S. GAAP.

Since the U.S. GAAP financial statements contained in this Form 10-Q differ in certain respects from financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”), Note 21 has been added to this Form 10-Q which presents our Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flow as if we had adopted IFRS. This is done to facilitate comparison of our financial results to those of other mining companies that report in IFRS.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update required (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarified existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. We adopted this new guidance in the first quarter of 2010 and it did not materially expand our consolidated financial statement footnote disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2101-12 which amends topic 718 “Compensation—Stock Compensation”. The amendment addresses the classification of an employee share-based payment awards with an exercise price denominated in the currency of a market in which the underlying equity security trades, stating that a share-based award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity. This new provision is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. While our stock option plan denominates option strike prices in Canadian dollars, a substantial portion of our common shares trade in Canada and thus this new guidance did not affect our consolidated financial position, cash flows, nor results of operations in 2011.

RECENTLY ISSUED STANDARDS

Presentation of Comprehensive Income: In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in our fourth quarter of fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

Disclosure Requirements Related to Fair Value Measurements: In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)-Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements. Certain provisions of this update will be effective for us in fiscal 2012 and we and do not believe these provisions will have a material impact on our consolidated financial statements.

4. FINANCIAL INSTRUMENTS

FINANCIAL ASSETS

The carrying amounts and fair values of our financial assets are as follows:

		As of June 30, 2011		As of December 31, 2010
Assets	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents (1)	Loans and receivables	$127,915	$127,915	$178,018	$178,018
Restricted cash (1)	Loans and receivables	2,405	2,405	1,205	1,205
Accounts receivable (1)	Loans and receivables	14,494	14,494	11,885	11,885
Derivative instrument - Riverstone Warrants (1)	Held-for-trading	334	334	375	375
Available for sale investments (3)	Available-for-sale	1,058	1,058	928	928

Total financial assets		$146,206	$146,206	$192,411	$192,411

FINANCIAL LIABILITIES

The carrying amounts and fair values of financial liabilities are as follows:

		As of June 30, 2011		As of December 31, 2010
Liabilities	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities (1)	Other financial liabilities	$70,728	$70,728	$88,457	$88,457
Derivative instrument-Structured Gold Options (1)	Held-for-trading	5,138	5,138	—	—
Convertible senior unsecured debentures (2)	Other financial liabilities	123,473	123,062	147,779	147,353
Equipment financing loans (2)	Other financial liabilities	15,726	15,143	16,113	15,714

Total financial liabilities		$215,065	$214,071	$252,349	$251,524

(1)	Carrying amount is a reasonable approximation of fair value.
(2)	The fair values of the debt portion of the convertible senior unsecured debentures, the equipment financing loans, and the revolving credit facility are determined by discounting the stream of future payments of interest and principal at the estimated prevailing market rates of comparable debt instruments. The carrying values of these liabilities are shown net of any capitalized loan fees. The fair value of the equity component of the convertible debentures is estimated by a Black Scholes option pricing model.
(3)	The fair value represents quoted market prices in an active market.

The following tables illustrate the classification of the Company’s financial instruments within the fair value hierarchy as at June 30, 2011. The three levels of the fair value hierarchy are:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

•	Level 3 – Inputs that are not based on observable market data.

	Financial assets measured at fair value as at June 30, 2011
	Level 1	Level 2	Level 3	Total
Available for sale investments	$1,058	$—	$—	$1,058
Warrants	—	334	—	334

	$1,058	$334	$—	$1,392

	Financial liabilities measured at fair value as at June 30, 2011
	Level 1	Level 2	Level 3	Total
Convertible senior unsecured debentures	$—	$—	$123,473	$123,473
Gold price derivatives	—	5,138	—	5,138

	$—	$5,138	$123,473	$128,611

	Financial assets measured at fair value as at December 31, 2010
	Level 1	Level 2	Level 3	Total
Available for sale investments	$928	$—	$—	$928
Warrants	—	375	—	375

	$928	$375	$—	$1,303

	Financial liabilities measured at fair value as at December 31, 2010
	Level 1	Level 2	Level 3	Total
Convertible senior unsecured debentures	$—	$—	$147,779	$147,779

	$—	$—	$147,779	$147,779

The convertible senior unsecured debentures are recorded at fair value. These debentures are valued based on discounted cash flows for the debt portion and based on a Black-Scholes model for the equity portion. Inputs used to determine these values were; discount rate 8.86%, Risk Free interest rate of 1.58%, volatility of 71.9%, and a remaining life of 1.5 years. Note 11 - Debt has a more detailed discussion of the debentures.

Fair value measurements using Level 3 inputs

Convertible senior unsecured debentures
Balance of December 31, 2010	$147,779
Gain included in net income	(24,306)

Balance at June 30, 2011	$123,473

5. DERIVATIVE GAINS AND LOSSES

The derivative mark-to-market (gains)/losses recorded in the Statement of Operations are comprised of the following amounts:

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
Riverstone Resources, Inc. - warrants	$315	$812	$41	$(319)
Gold forward price contracts	2,115	1,066	6,638	1,066
Convertible debenture	(6,107)	8,955	(24,292)	23,006

Derivative (gain)/loss	$(3,677)	$10,833	$(17,613)	$23,753

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
Realized (gain)/loss	$1,499	$1,066	$1,499	$1,066
Unrealized (gain)/loss	(5,176)	9,767	(19,112)	22,687

Derivative (gain)/loss	$(3,677)	$10,833	$(17,613)	$23,753

RIVERSTONE RESOURCES INC. – WARRANTS

In the first quarter of 2008, we received 2 million warrants from Riverstone Resources Inc. (“Riverstone”) as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso. These warrants are exercisable through January 2012 at Cdn$0.45.

GOLD PRICE DERIVATIVES

In January 2011, we entered into a series of put and call contracts covering 76,800 ounces of future gold production between February and December 2011. The contracts are spread evenly in each week over this period and are structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,457 per ounce. In early February 2011, we entered into a second set of put and call contracts covering 75,200 ounces of future gold production between February and December 2011. The contacts are spread evenly in each week during this period and are structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,503 per ounce. As of June 30, 2011 each tranche had 41,600 ounces outstanding.

CONVERTIBLE DEBENTURES

The convertible senior unsecured debentures are recorded at fair value for U.S. GAAP purposes. These debentures are valued based on discounted cash flows for the debt portion and based on a Black-Scholes model for the equity portion. Inputs used to determine these values were; discount rate 8.86%, Risk Free interest rate of 1.58%, volatility of 71.9%, and a remaining life of 1.5 years. Note 11 - Debt has a more detailed discussion of the debentures

6. INVENTORIES

	As of June 30	As of December 31
	2011	2010
Stockpiled ore	$4,712	$2,551
In-process	12,390	13,839
Materials and supplies	48,775	48,814
Finished Goods	—	—

Total	$65,877	$65,204

There were approximately 23,000 and 20,000 recoverable ounces of gold in the ore stockpile inventories shown above at June 30, 2011 and December 31, 2010, respectively. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months.

7. AVAILABLE FOR SALE INVESTMENTS

The following table presents changes in available for sale investments in the first half of 2011 and the full year 2010:

	As of June 30, 2011		As of December 30, 2010
	Riverstone		Riverstone
	Fair Value	Shares	Fair Value	Shares
Balance at December 31	$928	1,300,000	$181	700,000
Acquisitions	469	700,000	128	600,000
OCI - unrealized gain/(loss)	(339)	—	619	—

Balance as of June 30	$1,058	2,000,000	$928	1,300,000

8. PROPERTY, PLANT AND EQUIPMENT

	As of June 30, 2011			As of December 31, 2010
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment, Net Book Value
Bogoso/Prestea	$164,640	$(111,646)	$52,994	$157,010	$(107,132)	$49,878
Bogoso sulfide plant	186,909	(54,180)	132,729	184,641	(50,988)	133,653
Wassa/HBB	101,320	(52,992)	48,328	89,875	(45,607)	44,268
Corporate & other	1,580	(829)	751	1,343	(775)	568

Total	$454,449	$(219,647)	$234,802	$432,869	$(204,502)	$228,367

There was no interest capitalized in new additions to property, plant and equipment in the periods shown above.

9. MINING PROPERTIES

	As of June 30, 2011			As of December 31, 2010
	Mining Properties	Accumulated Amortization	Mining Properties, Net Book	Mining Properties	Amortization	Mining Properties, Net Book
Bogoso/Prestea	$109,991	$(58,173)	$51,818	$99,435	$(56,488)	$42,947
Bogoso Sulfide	57,562	(39,862)	17,700	56,541	(37,101)	19,440
Mampon	15,995	—	15,995	15,995	—	15,995
Wassa / HBB	313,936	(166,219)	147,717	303,379	(147,558)	155,821
Other	19,235	(2,330)	16,905	18,747	(2,330)	16,417

Total	$516,719	$(266,584)	$250,135	$494,097	$(243,477)	$250,620

There was no interest capitalized in new additions to mining properties in the periods shown above.

10. ASSET RETIREMENT OBLIGATIONS

At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings storage facilities, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. While the majority of these costs will be incurred near the end of the mines’ lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At June 30, 2011, and December 31, 2010, the total undiscounted amount of the estimated future cash needs was estimated to be $76.2 million and $84.3 million, respectively. Discount rates used to value the ARO range between 8% and 10%. The schedule of payments required to settle the June 30, 2011, ARO liability extends through 2029.

The changes in the carrying amount of the ARO during the six months ended June 30, 2011 and 2010 are as follows:

	For the six months ended June 30
	2011	2010
Beginning balance	$44,952	$31,969
Accretion expense	3,116	1,201
Additions and change in estimates	3,748	—
Cost of reclamation work performed	(11,828)	(3,599)

Balance at June 30	$39,988	$29,571

Current portion	$15,459	$7,520
Long term portion	$24,529	$22,051

11. DEBT

	As of
	June 30 2011	December 31 2010
Current debt:
Equipment financing credit facility	$6,784	$7,189
Capital lease	1,529	2,825
Revolving credit facility	—	—

Total current debt	$8,313	$10,014

Long term debt:
Equipment financing credit facility	8,359	8,525
Convertible debentures	123,062	147,353

Total long term debt	$131,421	$155,878

EQUIPMENT FINANCING CREDIT FACILITY

GSBPL and GSWL maintain a $40 million equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate (“LIBOR”) plus 2.38%. At June 30, 2011, approximately $24.8 million was available to draw down. The average interest rate on the outstanding loans was approximately 7.1% at June 30, 2011. Each outstanding equipment loan is secured by the title of the specific equipment purchased with the loan until the loan has been repaid in full.

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

See Note 4 – Financial Liabilities and Note 5 – Derivative Gains and Losses for additional information on the fair value of these convertible debentures.

REVOLVING CREDIT FACILITY

We have a revolving credit facility agreement (the “Facility Agreement”) with Standard Chartered Bank which extends through September 30, 2012. The Facility currently provides us with $40.5 million of borrowing capacity and bears interest at the higher of LIBOR or the applicable lenders’ cost of funds rate (which is capped at 1.25% per annum above LIBOR), plus a margin of 5% per annum. As of June 30, 2011, the outstanding balance was nil. The amount available under the Facility will be reduced, as scheduled in the agreement, by $9.0 million on December 31, 2011. Covenants require that we meet certain financial ratios at the end of each quarter, including that in excess of 90% of our assets are retained within a group of subsidiaries whose common shares are pledged as collateral for amounts drawn under the revolving credit facility. We were in compliance with all covenants at June 30, 2011 and December 31, 2010.

12. INCOME TAXES

The provision for income taxes includes the following components:

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
Current expense
Canada	$—	$—	$—	$—
Foreign	(686)	(470)	(1,684)	(988)
Future expense	—	—	—	—
Canada	—	—	—	—
Foreign	(3,115)	(781)	(6,422)	(1,791)

Total expense	$(3,801)	$(1,251)	$(8,106)	$(2,779)

The future tax expense is related to the change in the temporary difference between book and tax basis at GSWL.

The current tax expense is related to a temporary tax levy on certain Ghanaian industries, including mining, brewing, banking, communications and insurance. The levy is set at 5% of “profits before tax” as disclosed on the statements of operations. The effective period of this levy has extended to 2011.

13. COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following items:

ENVIRONMENTAL BONDING IN GHANA

In July 2011 we increased a letter of credit for Wassa’s environmental bonding from $2.85 million to $7.8 million. This brought the total bonded amount, including $0.15 million of cash, from $3.0 million to $7.95 million.

We have also bonded $9.0 million to cover rehabilitation and closure obligations at Bogoso/Prestea. These bonding requirements have been met by an $8.1 million letter of credit from a commercial bank and a $0.9 million cash deposit held by the EPA. The cash deposits are recorded as Restricted Cash on our Consolidated Balance Sheets.

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

In March 2011, we provided $12 million of reclamation bonding to the Ghana Environmental Protection Agency (“EPA”) to cover backfilling of the Plant North pit at Prestea which we mined from 2003 to 2006. The bonding requirements were met by a $1.2 million cash deposit and a $10.8 million letter of credit from a commercial bank. Provisions of the bond allow the bonded amount to be reduced as cash is spent on the progress of the backfill project. In the second quarter of 2011 the bonded amount was reduced by $2.7 million.

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

Government of Ghana

The Ghana Government royalty has been set at a flat rate of 5% of mineral revenues and became effective March 31, 2011.

Benso

Benso pays a $1.00 per ounce gold production royalty to former owners.

Hwini-Butre

As part of the agreement for the purchase of the Hwini-Butre properties, Golden Star agreed to pay B.D. Goldfields Ltd, Hwini-Butre’s former owner, an additional $1.0 million in cash if at least one million ounces of gold are produced and recovered in the first five years of production from the area covered by the Hwini-Butre prospecting license. Gold production was initiated at Hwini-Butre in May 2009. It is not possible at this time to know if future exploration work will increase Hwini-Butre’s reserves sufficiently to yield production of one million ounces prior to May 2014.

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

Goulagou and Rounga

In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over a four-year period, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. We were entitled to receive up to 2 million shares of Riverstone over the term of the option, all of which were received as of March 31, 2011. In addition we received a one-time distribution of two million Riverstone common share purchase warrants during 2008. The Riverstone purchase warrants have an exercise price of Cdn$0.45.

LEGAL PROCEEDINGS

B.D. Goldfields Action

On July 19, 2011 B.D. Goldfields, Ltd. (“plaintiff”), a Ghanaian registered company, filed suit in the Superior Court of Judicature in the High Court of Justice, Commercial Division in Accra, Ghana (suit number RPC/282/2011), against Golden Star Resources Ltd. and our subsidiary St. Jude Resources Ltd. The plaintiff is challenging the validity of the concession contracts and settlements related to our acquisition of the Hwini-Butre gold property in Ghana in 2006. More specifically the plaintiff is taking the position that the original sales agreement covered only a small section of the Hwini-Butre concession and is now seeking $24 million plus a royalty for the remaining portion of the concession. The plaintiff has previously filed similar suits in other jurisdictions, challenging our ownership of the Hwini-Butre concession and these prior claims were dismissed by the courts. The plaintiff is seeking an injunction which would halt mining on the concession until all legal issues are resolved. No further developments are expected in this litigation until October 2011 when the court reconvenes after its recess.

14. SHARE CAPITAL

Changes in share capital during the six months ended June 30, 2011 are as follows:

	Shares	Amount
Balance at December 31	258,511,236	$693,487
Common shares issued:
Equity offering (net)	—	—
Option exercises	73,250	218

Balance at June 30, 2011	258,584,486	$693,705

We held no treasury shares as of December 31, 2010 and June 30, 2011.

15. COST OF SALES

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
Mining operations costs	$82,621	$74,809	$171,100	$139,326
Operations costs from/(to) metal inventory	2,231	1,146	(459)	234
Mining related depreciation and amortization	15,490	27,298	36,519	52,732
Accretion of asset retirement obligations	2,183	601	3,116	1,201

Total Cost of Sales	$102,525	$103,854	$210,276	$193,493

16. STOCK BASED COMPENSATION

STOCK OPTIONS

We have one stock option plan, the Third Amended and Restated 1997 Stock Option Plan (the “Plan”) approved by shareholders in May 2010, under which options are granted at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 25,000,000 shares, of which 9,213,846 are available for grant as of June 30, 2011, and the exercise price of each option is not less than the closing price of our shares on the Toronto Stock Exchange on the day prior to the date of grant. Options typically vest over periods ranging from immediately to three years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.

Non-cash employee compensation expense recognized in general and administrative expense in the statements of operations with respect to the Plan are as follows:

	For the three months ended June 30th		For the six months ended June 30th
	2011	2010	2011	2010
Total stock compensation expense	$879	$502	$2,220	$1,919

We granted 1,918,000 and 1,308,500 options during the second quarters of 2011 and 2010, respectively. We do not receive a tax deduction for the issuance of options. As a result we do not recognize any income tax benefit related to the stock compensation expense.

The fair value of our option grants are estimated at the grant dates using the Black-Scholes option-pricing model. Fair values of options granted in the first six months of 2011 and 2010 were based on the assumptions noted in the following table:

	For the six months ended June 30
	2011	2010
Expected volatility	66.33 to 69.79%	67.95 to 77.37%
Risk-free interest rate	2.17 to 2.26%	2.34 to 2.58%
Expected lives	5.6 to 8.5 years	6.0 to 8.6 years
Dividend yield	0%	0%

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

A summary of option activity under the Plan during the six months ended June 30, 2011:

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2010	6,724	3.35	7.0	9,001
Granted	1,918	2.80	10.0	—
Exercised	(73)	2.14	5.0	—
Forfeited, cancelled and expired	(128)	3.65	6.0	—

Outstanding as of June 30, 2011	8,441	3.23	7.0	711

Exercisable as of June 30, 2011	5,923	3.34	7.0	556

Stock Bonus Plan

In December 1992, we established an Employees’ Stock Bonus Plan (the “Bonus Plan”). The activity and status of the Bonus Plan is unchanged from what was disclosed in our December 31, 2010 annual report on Form 10-K.

Deferred Share Units

On March 9, 2011 the Board adopted a Deferred Share Unit Plan (“DSU plan”) which was subsequently approved by shareholders at the May 2011 annual meeting. The DSU Plan creates Deferred Share Units (“DSUs”) representing the right to receive one share of Golden Star common stock upon redemption. DSUs may be redeemed only upon termination of the holder’s services to the Company, and may be subject to vesting provisions. DSU awards are granted at the sole discretion of the Company’s compensation committee. The DSU Plan allows directors, at their option, to receive all or any portion of their retainer by accepting DSUs in lieu of cash.

The compensation committee may also award DSUs to executive officers and/or directors in lieu of cash as a component of their long term performance compensation, the amount of such awards being in proportion to the officer’s/director’s achievement of pre-determined performance goals. As with DSU awards for directors’ retainers, DSUs received as performance compensation are redeemable only upon termination of the holder’s services to the Company. The Company may, at its option, provide cash in lieu of common shares upon a holder’s redemption, the cash value being established by the share price on the DSU original award date, less all applicable tax withholding. There were nil DSUs outstanding at June 30, 2011.

17. EARNINGS PER COMMON SHARE

The following table provides reconciliation between basic and diluted earnings per common share:

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
Net income/(loss) attributable to Golden Star shareholders	$(5,048)	$(5,618)	$880	$(14,869)
Weighted average number of diluted shares (millions)	258.6	257.9	258.6	257.7
Dilutive securities:
Options	1.0	2.0	0.6	1.6
Convertible debentures	—	—	—	—

Weighted average number of diluted shares	259.6	259.9	259.2	259.3

Net income/(loss) per share attributable to Golden Star shareholders:
Basic	$(0.020)	$(0.022)	$0.003	$(0.058)
Diluted	$(0.020)	$(0.022)	$0.003	$(0.058)

18. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREA

	Africa
As of and for the three months ended June 30	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2011
Revenues	$51,609	$58,198	$—	$—	$—	$109,807
Net income/(loss) attributable to Golden Star	(8,166)	8,374	(675)	(167)	(4,414)	(5,048)
Income tax (expense)/benefit	—	(3,801)	—	—	—	(3,801)
Capital expenditure	12,508	6,456	178	—	—	19,142
Total assets	359,857	247,332	4,255	(253)	105,930	717,121
2010
Revenues	$63,255	$57,052	$—	$—	$—	$120,307
Net income/(loss) attributable to Golden Star	9,671	1,887	(961)	(19)	(16,196)	(5,618)
Income tax (expense)/benefit	—	(1,251)	—	—	—	(1,251)
Capital expenditure	6,060	5,898	537	89	94	12,678
Total assets	344,865	232,517	3,766	213	160,213	741,574

	Africa
As of and for the six months ended June 30	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2011
Revenues	$94,097	$132,216	$—	$—	$—	$226,313
Net income/(loss) attributable to Golden Star	(15,770)	19,015	(1,380)	(264)	(721)	880
Income tax (expense)	—	(8,106)	—	—	—	(8,106)
Capital expenditure	20,850	16,769	275	—	—	37,894
Total assets	359,857	247,332	4,255	(253)	105,930	717,121
2010
Revenues	$114,209	$109,362	$—	$—	$—	$223,571
Net income/(loss) attributable to Golden Star	15,605	6,411	(1,277)	134	(35,741)	(14,868)
Income tax (expense)	—	(2,780)	—	—	—	(2,780)
Capital expenditure	16,691	8,102	1,583	—	94	26,470
Total assets	344,865	232,517	3,766	213	160,213	741,574

19. RELATED PARTIES

During the first six months of 2011, we obtained legal services from a firm to which one of our board members is of counsel. The cost of services incurred from this firm during the first six months of 2011 and 2010 was $0.2 million and $0.5 million, respectively. Our board member did not personally provide any legal services to the Company during these periods nor did he benefit directly or indirectly from payments for the services performed by the firm.

20. SUPPLEMENTAL CASH FLOW INFORMATION

In the first half of 2011, $1.8 million was paid for income taxes. Cash paid for income taxes during the first half of 2010 was $1.0 million. Cash paid for interest was $3.1 million in the first half of 2011 and, $3.6 million in the first half of 2010.

In February 2010, the company recognized a non-cash $4.9 million liability and an offsetting $4.9 million asset related to delivery of a 10 megawatt power plant upon successful commissioning of a stand-by power plant by Bogoso.

21. INTERNATIONAL FINANCIAL REPORTING STANDARDS

Our consolidated financial statements have been prepared in accordance with U.S. GAAP which differ from financial statements prepared in accordance with IFRS. The effect of applying IFRS to our financial statements is shown below:

CONSOLIDATED BALANCE SHEETS UNDER IFRS

	US GAAP			IFRS	IFRS
	As of June 30 2011	Note	Adjustments	As of June 30 2011	As of December 31 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,915			$127,915	$178,018
Accounts receivable	14,494			14,494	11,885
Inventories	65,877	1	(167)	65,710	65,204
Deposits	9,814			9,814	5,865
Prepaids and other	2,735			2,735	1,523

Total Current Assets	220,835			220,668	262,495

RESTRICTED CASH	2,405			2,405	1,205
PROPERTY, PLANT AND EQUIPMENT	234,802			234,802	227,367
INTANGIBLE ASSETS	6,319			6,319	7,373
MINING PROPERTIES	250,135	2, 3	38,721	288,856	293,102
DEFERRED EXPLORATION	—	4	15,552	15,552	14,487
OTHER ASSETS	2,625			2,625	3,168

Total Assets	$717,121			$771,227	$809,197

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$22,959			$22,959	$34,522
Accrued liabilities	47,769			47,769	53,935
Fair value of derivatives	5,138			5,138	—
Asset retirement obligations	15,459			15,459	23,485
Current tax liability	761			761	1,128
Current debt	8,313			8,313	10,014

Total Current Liabilities	100,399			100,399	123,084

LONG TERM DEBT	131,421	6	(10,413)	121,008	117,290
ASSET RETIREMENT OBLIGATIONS	24,529	3	16,552	41,081	42,826
CAPITAL LEASES	—			—	—
NET DEFERRED TAX LIABILITY	22,024	5	5,892	27,916	21,094

Total Liabilities	$278,373			$290,404	$304,294

COMMITMENTS AND CONTINGENCIES	—			—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized.
No shares issued and outstanding	—			—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 258,559,486 at March 31, 2011; 258,511,236 at December 31, 2010	693,705			693,705	693,487
CONTRIBUTED SURPLUS	18,720	7	1,019	19,739	17,433
EQUITY COMPONENT OF CONVERTIBLE NOTES	—	6	34,542	34,542	34,542
ACCUMULATED OTHER COMPREHENSIVE INCOME	1,620			1,620	1,959
DEFICIT	(273,156)		3,666	(269,490)	(243,930)

TOTAL GOLDEN STAR EQUITY	440,889			480,116	503,491
NONCONTROLLING INTEREST	(2,141)	8	2,848	707	1,412

TOTAL EQUITY	438,748			480,823	504,903

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$717,121			$771,227	$809,197

CONSOLIDATED STATEMENTS OF OPERATIONS UNDER IFRS

	US GAAP			IFRS	IFRS
	For the three months ended June 30 2011	Note	Adjustments	For the three months ended June 30 2011	For the three months ended June 30 2010
REVENUE
Gold revenues	$109,807			$109,807	$120,307
Cost of sales	102,525	1,2,3	(526)	101,999	100,347

Mine operating margin	7,282			7,808	19,960

Exploration expense	1,569	4	(1,021)	548	451
General and administrative expense	7,252	7	92	7,344	4,219
Abandonment and impairment	—	4	167	167	71
Derivative mark-to-market gains	(3,677)	6	6,107	2,430	1,878
Property holding costs	1,689			1,689	1,197
Fair value of debt	—			—	—
Foreign exchange loss	462			462	204
Interest expense	2,112	6	1,875	3,987	4,167
Interest and other income	(63)			(63)	(97)
Minority intererst	2			2	—
Gain on sale of investments	—			—	—

Net income/(loss) before income tax	(2,064)			(8,758)	7,870
Income tax expense	(3,801)	5	365	(3,436)	(2,572)

Net income/(loss)	$(5,865)			$(12,194)	$5,298

Net income/(loss) attributable to noncontrolling interest	(817)	8	389	(428)	1,549

Net income/(loss) attributable to Golden Star shareholders	(5,048)			(11,766)	3,749

Net loss attributable to Golden Star shareholders per share:
Basic	$(0.020)			$(0.045)	$0.015
Diluted	$(0.020)			$(0.045)	$0.014
Weighted average shares outstanding (millions)	258.6			258.6	257.9

OTHER COMPREHENSIVE INCOME/(LOSS)
Net income/(loss)	$(5,865)			$(12,194)	$5,298
Other comprehensive income	(424)			(424)	(592)

Comprehensive income/(loss)	$(6,289)			$(12,618)	$4,706

Comprehensive income/(loss) attributable to Golden Star shareholders	$(5,472)			$(12,190)	$3,157
Comprehensive income attributable to noncontrolling interest	(817)			(428)	1,549

Comprehensive income/(loss)	$(6,289)			$(12,618)	$4,706

Deficit, beginning of period	$(268,108)			$(257,723)	$(238,436)

Deficit, end of period	$(273,156)			$(269,489)	$(234,687)

	US GAAP			IFRS	IFRS
	For the six months ended June 30 2011	Note	Adjustments	For the six months ended June 30 2011	For the six months ended June 30 2010
REVENUE
Gold revenues	$226,313			$226,313	$223,571
Cost of sales	210,276	1,2,3	(1,215)	209,061	188,822

Mine operating margin	16,037			17,252	34,749
Exploration expense	2,148	4	(1,231)	917	678
General and administrative expense	14,354	7	146	14,500	9,248
Abandonment and impairment	—	4	167	167	347
Derivative mark-to-market gains	(17,613)	6	24,292	6,679	747
Property holding costs	4,363			4,363	2,298
Fair value of debt	—			—	—
Foreign exchange loss	719			719	571
Interest expense	4,470	6	3,886	8,356	8,296
Interest and other income	(102)			(102)	(295)
Minority intererst	2			2	—
Gain on sale of investments	—			—	—

Net income/(loss) before income tax	7,696			(18,349)	12,859
Income tax expense	(8,106)	5	136	(7,970)	(4,943)

Net income/(loss)	$(410)			$(26,319)	$7,916

Net income/(loss) attributable to noncontrolling interest	(1,290)	8	530	(760)	2,060

Net income/(loss) attributable to Golden Star shareholders	880			(25,559)	5,856

Net loss attributable to Golden Star shareholders per share:
Basic	$0.003			$(0.099)	$0.023
Diluted	$0.003			$(0.099)	$0.023
Weighted average shares outstanding (millions)	258.6			258.6	257.7

OTHER COMPREHENSIVE INCOME/(LOSS)
Net income/(loss)	$(410)			$(26,319)	$7,916
Other comprehensive income	(339)			(339)	340

Comprehensive income/(loss)	$(749)			$(26,658)	$8,256

Comprehensive income/(loss) attributable to Golden Star shareholders	$541			$(25,898)	$6,196
Comprehensive income attributable to noncontrolling interest	(1,290)			(760)	2,060

Comprehensive income/(loss)	$(749)			$(26,658)	$8,256

Deficit, beginning of period	$(274,036)			$(243,930)	$(240,543)

Deficit, end of period	$(273,156)			$(269,489)	$(234,687)

CONSOLIDATED STATEMENTS OF CASH FLOWS UNDER IFRS

	US GAAP			IFRS	IFRS
	For the three months ended June 30 2011	Note	Adjustments	For the three months ended June 30 2011	For the three months ended June 30 2010
OPERATING ACTIVITIES:
Net loss	$(5,865)		(6,329)	$(12,194)	$5,298
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	15,274	2, 4	2,618	17,892	30,911
Amortization of loan acquisition cost	318			318	(159)
Abandonment and impairment	—	4	167	167	—
Gain/Loss on sale of assets	2			2	71
Non cash employee compensation	879	7	92	971	577
Future income tax expense	3,040	5	(365)	2,675	1,472
Fair value of derivatives	930			930	812
Fair value (gains)/losses on convertible debt	(6,107)	6	6,107	—	—
Accretion of asset retirement obligations	2,183	3	(1,851)	332	2,462
Reclamation expenditures	(7,945)			(7,945)	(2,049)

	2,709			3,148	39,395
Changes in non-cash working capital:
Accounts receivable	(1,779)			(1,779)	(11,692)
Inventories	(15)	2	167	152	(411)
Deposits	245			245	(364)
Accounts payable and accrued liabilities	(2,185)			(2,185)	6,722
Other	(425)	6	1,875	1,450	3,230

Net cash provided by operating activities	(1,450)			1,031	36,880
INVESTING ACTIVITIES:
Expenditures on deferred exploration projects	—	4	(1,020)	(1,020)	(795)
Expenditures on mining properties	(9,191)	2	(1,461)	(10,652)	(15,915)
Expenditures on property, plant and equipment	(9,951)			(9,951)	(5,461)
Proceeds from the sale of assets	—			—	—
Change in accounts payable and deposits on mine equipment and material	(4,077)			(4,077)	2,593
Other	—			—	1,332

Net cash used in investing activities	(23,219)			(25,700)	(18,246)
FINANCING ACTIVITIES:
Principal payments on debt	(2,573)			(2,573)	(8,197)
Proceeds from debt agreements and equipment financing	3,470			3,470	4,506
Other	26			26	1,437

Net cash provided by financing activities	923			923	(2,254)

Increase in cash and cash equivalents	(23,746)			(23,746)	16,380
Cash and cash equivalents, beginning of period	151,661			151,661	164,852

Cash and cash equivalents end of period	$127,915			$127,915	$181,232

	US GAAP			IFRS	IFRS
	For the six months ended June 30 2011	Note	Adjustments	For the six months ended June 30 2011	For the six months ended June 30 2010
OPERATING ACTIVITIES:
Net loss	$(410)		(25,909)	$(26,319)	$7,916
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	36,492	2, 4	2,529	39,021	53,842
Amortization of loan acquisition cost	672			672	(195)
Abandonment and impairment	—	4	167	167	—
Gain/Loss on sale of assets	2			2	347
Non cash employee compensation	2,220	7	146	2,366	2,055
Future income tax expense	6,347	5	(136)	6,211	3,338
Fair value of derivatives	5,179			5,179	(319)
Fair value (gains)/losses on convertible debt	(24,292)	6	24,292	—	—
Accretion of asset retirement obligations	3,116	3	(2,451)	665	4,425
Reclamation expenditures	(11,828)			(11,828)	(3,600)

	17,498			16,136	67,809
Changes in non-cash working capital:
Accounts receivable	(2,804)			(2,804)	(12,429)
Inventories	(421)	2	167	(254)	(4,312)
Deposits	(700)			(700)	(280)
Accounts payable and accrued liabilities	(18,799)			(18,799)	4,603
Other	(2,089)	6	3,886	1,797	4,041

Net cash provided by operating activities	(7,315)			(4,624)	59,432
INVESTING ACTIVITIES:
Expenditures on deferred exploration projects	—	4	(1,230)	(1,230)	(1,871)
Expenditures on mining properties	(18,031)	2	(1,461)	(19,492)	(17,879)
Expenditures on property, plant and equipment	(19,863)			(19,863)	(17,289)
Proceeds from the sale of assets	—			—	—
Change in accounts payable and deposits on mine equipment and material	(3,184)			(3,184)	2,593
Other	—			—	2,220

Net cash used in investing activities	(41,078)			(43,769)	(32,226)
FINANCING ACTIVITIES:
Principal payments on debt	(5,338)			(5,338)	(16,410)
Proceeds from debt agreements and equipment financing	3,470			3,470	14,506
Other	158			158	1,842

Net cash provided by financing activities	(1,710)			(1,710)	(62)

Increase in cash and cash equivalents	(50,103)			(50,103)	27,144
Cash and cash equivalents, beginning of period	178,018			178,018	154,088

Cash and cash equivalents end of period	$127,915			$127,915	$181,232

Notes to IFRS Financial Statements:

The Company adopted IFRS as of January 1, 2011 with a transition date of January 1, 2009.

The Company has taken certain elections under IFRS 1 (International Financial Reporting Standard 1 – First-time Adoption of International Financial Reporting Standards Summary) to allow departure from retrospective application in certain areas. The areas that the Company has applied IFRS 1 to include:

•	non-controlling interests;

•	business combinations;

•	share-based payment transactions;

•	asset retirement obligations; and

•	borrowing costs.

1.	In-Process inventory – Costs that qualify as betterment stripping are capitalized as Mining Properties under IFRS, but included within inventory and expensed for U.S. GAAP. As a result the amount of waste mining costs expensed and included within in-process metal inventory is higher under U.S. GAAP than under IFRS.

2.	Deferred Stripping - Under IFRS, expenditures for stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) that can be shown to be a betterment of the mineral property are capitalized and subsequently amortized on a units-of-production basis over the mineral reserves that directly benefit from the specific waste stripping activity. U.S. GAAP has no provision for capitalization of betterment stripping costs. Thus in periods where betterment stripping occurs, operating costs are higher under U.S. GAAP since all waste costs are expensed. The amounts of capitalized betterment stripping are shown in the table immediately below and are included in the Mining Properties totals shown in the IFRS consolidated balance sheets.

Costs of Betterment Stripping Capitalized under IFRS

	Wassa/HBB	Bogoso/Prestea	TOTAL
Balance as of December 31, 2010	$12,935	$5,558	$18,493
Additions in the six months ended June 30, 2011	—	1,461	1,461
Amortization of betterment stripping assets	(2,815)	—	(2,815)

Balance as of June 30, 2011	$10,120	$7,019	$17,139

It is expected that Wassa’s deferred betterment stripping costs will be amortized in 2011 and 2012. Bogoso’s deferred betterment stripping costs are expected to be amortized between 2012 and 2015.

3.	Forecasted amounts of required future environmental, reclamation and closure costs are the same under U.S. GAAP and IFRS. However, differences exist in determining the discount rate to be applied to the future costs. Under U.S. GAAP the estimated liability for future reclamation and closure costs of each period’s new environmental disturbances are discounted at the prevailing discount rates in effect during the period of the new disturbance and once the discount rate is applied, it is not revised in subsequent periods. This in effect creates layers of liability for new disturbances incurred in each time period. Under IFRS, at the end of each period the entire pool of all estimated future cash costs for existing disturbances are discounted using the discount rate existing at the end of each period.

4.	Under U.S. GAAP, mineral property acquisition costs are capitalized. Pre-acquisition costs and subsequent exploration, mine development and direct general and administrative costs are expensed as incurred until a feasibility study shows that the mineral property is economically viable. Following completion of a viable feasibility study all subsequent exploration, development and direct general and administrative costs are capitalized. For IFRS purposes, all exploration, mine development, acquisition and direct general and administrative costs related to exploration and development projects are capitalized into Deferred Exploration once sufficient work has been performed to demonstrate that an exploration asset exists. In each subsequent period, under IFRS, the exploration, engineering, development, financial and market information for each exploration project is reviewed by management to determine if such capitalized exploration and development costs are impaired. If found impaired, the exploration asset’s cost basis is reduced in accordance with IFRS provisions. Amounts written off in the current year under IFRS, which have previously been expensed under U.S. GAAP, result in an adjustment when reconciling net income for the year.

Deferred Exploration IFRS - Consolidated capitalized expenditures on our exploration projects for the period ended June 30, 2011, were as follows:

	Deferred Exploration & Development Costs as of 12/31/2010	Capitalized Exploration Expenditures	Transfer to Mining Properties	Impairments	Other	Deferred Exploration & Development Costs as of 6/30/2011
AFRICAN PROJECTS
Ghana	$8,048	$1,826	$—	$(166)	$—	$9,708
Sonfon - Sierra Leone	4,271	197	—	—	(792)	3,676
Other Africa	1,018	—	—	—	—	1,017
SOUTH AMERICAN PROJECTS
Saramacca - Suriname	1,151	—	—	—	—	1,151
Paul Isnard – French Guiana	—	—	—	—	—	—

Total	$14,488	$2,023	$—	$(166)	$(792)	$15,552

5.	Income tax - The application of U.S. GAAP and IFRS tax accounting is the same for the company. The difference in the tax liability and expense arise from the changes in reported pre-tax income or loss under the different GAAPs as well as the differing treatment of various assets and liabilities.

6.	Convertible debentures - Under U.S. GAAP convertible debt is measured at fair value at each reporting date with changes in fair value shown in the statement of operations. Fair value includes the value of the future stream of cash flows from the debt plus the fair value of the option component attached to the debenture. Fair value of the interest and principal is determined by discounting the cash flows at our external cost of funds. Fair value of the option component is determined using a Black-Scholes option pricing model. Under IFRS, the convertible debentures are separated into a liability and equity component. The fair value of the liability is determined at the origination of the debentures based on discounted cash flows of the future interest and principal, with the residual allocated to the equity portion. The amount of the liability is subsequently accreted through interest expense up to the full $125 million face value over the life of the debentures.

7.	Shareholders’ Equity - Differences in Contributed Surplus reflect differences in stock option expense recognition. Under U.S. GAAP the expense for a grant is recognized evenly over the vesting period of the grant. Under IFRS we expense each tranche of a grant evenly over that tranches vesting period.

8.	Noncontrolling interest - The application of non-controlling interest accounting is the same under U.S. GAAP and IFRS. The difference in the recognized equity account and related expense arise from the changes in reported income or loss under the different GAAPs.

9.	Recently issued IFRS accounting standards

IAS 1 Presentation of Items of Other Comprehensive Income (“OCI”) - IAS 1 is intended to change the disclosure of items presented in Other Comprehensive Income (“OCI”), including a requirement to separate items presented in OCI into two groups based on whether or not they may be recycled to profit or loss in the future. The new pronouncement is effective for years beginning on/after January 1, 2012. Certain provisions of this pronouncement will be effective for us beginning in 2012. It is expected that these provisions will not have a material impact on our consolidated financial statements.

IFRS 13 Fair Value Measurement and Disclosure Requirements – IFRS 13 provides a single source of guidance on how to measure fair value where it is already required or permitted by other IFRS and enhances disclosure requirements for information about fair value measurement. Certain provisions of this pronouncement will be effective for us beginning in 2013. It is expected that these provisions will not have a material impact on our consolidated financial statements.

IFRS 10 Consolidated Financial Statements – IFRS 10 replaces guidance on control and consolidation in IAS 27, Consolidated and Separate Financial Statements, and SIC-12 Consolidations – Special Purpose Entities. IFRS 10 changes the definition of control under IFRS so that the same criteria are applied to all entities to determine control. Certain provisions of this pronouncement will be effective for us beginning in 2013. It is expected that these provisions will not have a material impact on our consolidated financial statements.

IFRS 11 Joint Agreements – IFRS 11 replaces IAS-31 Interests in Joint Ventures. IFRS 11 reduces the types of joint arrangements to two: “joint ventures” and “joint operations”. IFRS 11 requires the use of equity accounting for interests in joint ventures, eliminating the existing policy choice of proportionate consolidation for jointly controlled entities under IAS 31. Entities that participate in joint operations will follow accounting much like that for jointly controlled assets and jointly controlled operations under IAS 31. Certain provisions of this pronouncement will be effective for us beginning in 2013. It is expected that these provisions will not have a material impact on our consolidated financial statements.

IFRS 12 Disclosure if Interest in Other Entities – IFSR 12 sets out the disclosure requirements for entities reporting under IFRS 10 and IFRS 11, and replaces the disclosure requirements currently found in IAS 28 Investments in Associates. Certain provisions of this pronouncement will be effective for us beginning in 2013. It is expected that these provisions will not have a material impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Form 10-K for the period ended December 31, 2010, and with the accompanying unaudited consolidated financial statements and related notes for the period ended June 30, 2011. This Management’s Discussion and Analysis of Financial Condition and Results of Operations include information available to August 5, 2011.

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

“Cost of sales” as found in our statements of operations, includes all mine-site operating costs, including the costs of mining, ore processing, maintenance, work-in-process inventory changes, mine-site overhead as well as production taxes, royalties, mine site depreciation, depletion, amortization, asset retirement obligation accretion and by-product credits, but excludes exploration costs, property holding costs, corporate office general and administrative expenses, impairment charges, corporate business development costs, gains and losses on asset sales, foreign exchange gains and losses, interest expense, gains and losses on derivatives, gains and losses on investments and income tax expense/benefit.

“Cash operating cost per ounce” for a period is equal to “Cost of sales” for the period less mining related depreciation and amortization costs, royalties, accretion of asset retirement obligation costs, costs that meet the definition of Betterment Stripping and operations-related foreign currency gains and losses for the period, divided by the number of ounces of gold sold during the period. “Total cash cost per ounce” for a period is equal to “Cash operating costs” for the period plus royalties and production taxes, divided by the number of ounces of gold sold during the period.

The following table shows the derivation of these non-GAAP measures:

	Bogoso/Prestea	Bogoso/Prestea	Bogoso/Prestea
	For the three months ended June 30, 2011
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$32,434	$44,626	$77,060
Royalties	2,929	2,352	5,281
Costs (to)/from metals inventory	(1,381)	3,753	2,372
Mining related depreciation and amortization	8,484	7,007	15,491
Accretion of asset retirement obligations	289	2,033	2,322

Cost of sales – GAAP	$42,754	$59,771	$102,525
Less royalties	(2,929)	(2,352)	(5,281)
Less betterment waste stripping costs	—	(1,456)	(1,456)
Less operations-related foreign exchange losses	137	191	328
Less mining related depreciation and amortization	(8,484)	(7,007)	(15,491)
Less accretion of asset retirement obligations	(289)	(2,033)	(2,322)

Cash operating cost	$31,190	$47,114	$78,304

Plus royalties	2,929	2,352	5,281

Total cash costs	$34,119	$49,466	$83,585

Ounces sold	38,463	34,077	72,540

Cost per ounce measures:
Cash operating cost per ounce	$811	$1,383	$1,079
Total cash cost per ounce	$887	$1,452	$1,152

	For the three months ended June 30, 2010
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$33,284	$35,488	68,772
Royalties	2,874	3,163	6,037
Costs (to)/from metals inventory	(626)	1,772	1,146
Mining related depreciation and amortization	16,831	10,467	27,298
Accretion of asset retirement obligations	238	363	601

Cost of sales – GAAP	$52,601	$51,253	103,854
Less royalties	(2,874)	(3,163)	(6,037)
Less betterment waste stripping costs	(3,100)	(2,793)	(5,893)
Less operations-related foreign exchange losses	21	30	51
Less mining related depreciation and amortization	(16,831)	(10,467)	(27,298)
Less accretion of asset retirement obligations	(238)	(363)	(601)

Cash operating cost	$29,580	$34,497	$64,077

Plus royalties	2,874	3,163	6,037

Total cash costs	$32,454	$37,660	$70,114

Ounces sold	47,648	52,764	100,412

Derivation of cost per ounce measures:
Cash operating cost per ounce	$621	$654	$638
Total cash cost per ounce	$681	$714	$698

	Bogoso/Prestea	Bogoso/Prestea	Bogoso/Prestea
	For the six months ended June 30, 2011
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$72,896	$89,143	$162,039
Royalties	5,165	3,626	8,791
Costs (to)/from metals inventory	(1,520)	1,202	(318)
Mining related depreciation and amortization	23,480	13,030	36,510
Accretion of asset retirement obligations	577	2,678	3,255

Cost of sales – GAAP	$100,597	$109,679	$210,276
Less royalties	(5,165)	(3,626)	(8,791)
Less capitalizable waste betterment stripping costs	—	(1,456)	(1,456)
Less operations-related foreign exchange losses	172	127	299
Less mining related depreciation and amortization	(23,480)	(13,030)	(36,510)
Less accretion of asset retirement obligations	(577)	(2,678)	(3,255)

Cash operating cost	$71,548	$89,016	$160,564

Plus royalties	5,165	3,626	8,791

Total cash costs	$76,713	$92,642	$169,355

Ounces sold	91,795	64,653	156,448
Cost per ounce measures:
Cash operating cost per ounce	$779	$1,377	$1,026
Total cash cost per ounce	$836	$1,433	$1,082

	For the six months ended June 30, 2010
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$60,947	$68,738	129,685
Royalties	4,669	4,972	9,641
Costs (to)/from metals inventory	(691)	926	235
Mining related depreciation and amortization	32,701	20,030	52,731
Accretion of asset retirement obligations	474	727	1,201

Cost of sales – GAAP	$98,100	$95,393	193,493
Less royalties	(4,669)	(4,972)	(9,641)
Less betterment waste stripping costs	(6,026)	(2,793)	(8,818)
Less operations-related foreign exchange (gains)/losses	101	(258)	(157)
Less mining related depreciation and amortization	(32,701)	(20,030)	(52,731)
Less accretion of asset retirement obligations	(474)	(727)	(1,201)

Cash operating cost	$54,331	$66,613	$120,944

Plus royalties	4,669	4,972	9,641

Total cash costs	$59,000	$71,585	$130,585

Ounces sold	94,677	98,673	193,350
Derivation of cost per ounce measures:
Cash operating cost per ounce	$574	$675	$626
Total cash cost per ounce	$623	$725	$675

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

Total cash cost per ounce and cash operating cost per ounce should be considered as non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and in applicable Canadian securities laws and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are material limitations associated with the use of such non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Changes in numerous factors including, but not limited to, mining rates, milling rates, ore grade, gold recovery, costs of labor, consumables and mine site general and administrative activities can cause these measures to increase or decrease. We believe that these measures are similar to the measures of other gold mining companies, but may not be comparable to similarly titled measures in every instance.

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

In addition to our gold mining and development activities, we actively explore for gold in West Africa and South America, investing approximately $20 million on such activities during 2010. We are conducting regional reconnaissance projects in Ghana, Cote d’Ivoire and Brazil, and have drilled more advanced targets in Ghana, Niger, Sierra Leone and Burkina Faso. See Item 2 – “Description of Properties” of our Form 10-K dated December 31, 2010 for additional details on our assets.

TRENDS AND EVENTS IN THE THREE MONTHS ENDED JUNE 30, 2011

GOLD PRICES

Gold prices have generally trended upward during the last ten years from a low of $260 per ounce in 2001 to a high of $1,669 per ounce in August 2011. Realized gold prices for our shipments averaged $1,513 per ounce during the second quarter of 2011, up from $1,198 per ounce during the second quarter of 2010.

ROYALTIES

Our minerals royalty rate rose to 5% of gold revenues effective March 31, 2011 in compliance with a change announced by the Government of Ghana. We previously paid a royalty of 3% of gold revenues.

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

In response we adopted U.S. GAAP as of January 1, 2011 for all subsequent reporting in the U.S., Canada, and Ghana. All financial reporting after January 1, 2011 will also present, in a footnote to our U.S. GAAP financial statements, a reconciliation to international financial reporting standards (“IFRS”). This will be done to facilitate comparison of our financial results to those of other mining companies reporting in IFRS.

PURCHASE OF RESIDUAL INTEREST IN PRESTEA UNDERGOUND

During the first quarter of 2011, we paid $2.4 million to a former joint venture partner to purchase their remaining minority interest in the Prestea Underground mine.

STABILIZATION LEVY EXTENSION

The Ghanaian government announced that its stabilization levy, originally scheduled to expire at the end of 2010, has been extended through the end of 2011. The levy requires certain Ghanaian companies, including all mining companies, to pay a levy equal to 5% of “profits before tax” as disclosed on their statements of operations.

INCREASES IN OPERATING COSTS

The price of several of our operational inputs have increased by material amounts during the past year. Most notably the costs of labor, fuel, electric power, and cyanide have shown significant increases. These increases are contributing to higher cash costs as compared to prior periods.

CONSOLIDATED RESULTS OF OPERATIONS

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
SUMMARY OF FINANCIAL RESULTS
Gold sales (oz)	72,540	100,412	156,448	193,350
Average realized price ($/oz)	1,513	1,198	1,447	1,156
Gold revenues ($ in thousands)	109,807	120,307	226,313	223,571
Cash flow provided by/(used in) operations ($ in thousands)	(1,450)	27,387	(7,315)	48,863
Net income/(loss) attributable to Golden Star shareholders ($ in thousands)	(5,048)	(5,618)	880	(14,868)
Basic income/(loss) per share attributable to Golden Star Shareholders ($)	(0.020)	(0.022)	0.003	(0.058)

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Results for the three months ended June 30, 2011 include a net loss attributable to Golden Star shareholders (“net loss”) of $5.0 million or $0.020 per share, compared with a net loss of $5.6 million or $.022 per share in the same period of 2010. Second quarter 2011 gold sales totaled 72,540 ounces, down from 100,412 ounces sold in the same quarter of 2010. The average realized gold price increased to $1,513 per ounce, up 26% from $1,198 in the second quarter of 2010. While our second quarter realized gold price was higher than a year earlier, the drop in ounces resulted in sales revenues of $109.8 million for the second quarter of 2011, down from $120.3 million in the same period in 2010.

While the second quarter 2011 net loss was less than in the same period of 2010, mine operating margins were lower as both Bogoso and Wassa sold less ounces than in the same period of 2010 and both mines saw significant increases in cash operating costs as compared to the second quarter of 2010, which contributed to lower operating margins.

A decrease in the fair value of our convertible debentures yielded a $6.1 million non-cash gain in the second quarter of 2011. This was the major factor responsible for the lower loss as compared to the second quarter of 2010. The gain was related to a decrease in the fair value of the debenture liability caused by a decrease in the fair value of the debenture’s conversion feature as Golden Star’s share prices dropped during the second quarter. The debenture gain was partially offset by a loss on gold price derivatives. A $2.1 million loss was recognized on a fair value adjustment of the gold price derivatives outstanding at June 30, 2011. This compares to a $1.1 million loss in the same period of 2010. The losses were caused by increases in spot gold prices during the second quarters of 2011 and 2010.

While second quarter 2011 consolidated cash operating costs of $78.3 million were down from $82.3 million in the first quarter of 2011, they were up from $64.1 million in the second quarter of 2010. The increase in cash operating costs since early 2010 reflects increasing prices of many of our key operating inputs. These increases include the price of electric power, labor, cyanide, fuel and other reagents used in processing plants. Electric power rates during the second quarter of 2011 are approximately double those of a year ago, and fuel prices are up approximately 34 percent from the second quarter of 2010. See operational discussions below for additional operational details.

Depreciation charges for the second quarter of 2011 were down $11.8 million from the same period in 2010 due to lower ounces sold at Bogoso and at Wassa, and also due to the decrease in depreciation and amortization expense per ounce from the increase in gold reserves at the end of 2010.

General and administrative costs totaled $7.3 million for the second quarter of 2011, up from $4.1 million in the second quarter 2010. Most of the increase in general and administrative costs was higher consulting fees. Interest expense totaled $2.1 million in the second quarter of 2011, essentially unchanged from $2.2 million in the same period of 2010.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Results for the six months ended June 30, 2011 include net income attributable to Golden Star shareholders (“net income”) of $0.9 million or $0.003 per share, compared with a net loss of $14.9 million or $.058 per share in the same period of 2010. Gold sales totaled 156,448 ounces in the first six months of 2011, down from 193,350 ounces in the same period of 2010. The average realized gold price increased to $1,447 per ounce, up 25% from $1,156 in the first six months of 2010. The gold price increase in the first six months of 2011 more than offset the revenue impact of lower ounces sold, resulting in a $2.7 million increase in sales revenues as compared to 2010.

While net income of $0.9 million for the first six months of 2011 was higher than in the same period of 2010, mine operating margins were lower. At both Wassa and Bogoso ounces of gold sold were lower and both mines saw increases in cash operating costs as compared to the first half of 2010, which contributed to lower operating margins.

A $24.3 million non-cash gain on fair value of debentures was the major factor responsible for the earnings improvement as compared to the first half of 2010. The gain was related to a decrease in the fair value of the debenture liability caused by a decrease in the fair value of the debenture’s conversion feature as Golden Star’s share prices dropped during the second half. A $6.6 million loss was recognized on a fair value adjustment of the gold hedges outstanding at June 30, 2011. In comparison, gold hedge losses totaled $1.1 million in the first half of 2010. The loss was caused by increases in spot gold prices during the first half of both periods.

Consolidated cash operating costs totaled $160.6 million in the first half of 2011, up from $120.9 million in the first half of 2010. The increase in cash operating costs reflects increasing prices of many of our key operating inputs. These increases include the price of electric power, labor, cyanide, fuel and other reagents used in processing plants. Electric power rates during the first half of 2011 are approximately double those of a year ago, and fuel prices are up approximately 34 percent from a year earlier. See operational discussions below for additional operational details.

Depreciation charges for the quarter were down $16.2 million from the same period in 2010 due to lower ounces sold at Bogoso and Wassa, and also due to the decrease in depreciation and amortization expense per ounce at both mines from the increase in gold reserves at the end of 2010.

General and administrative costs totaled $14.4 million for the first six months of 2011, up from $9.1 million in the same period in 2010. Most of the increase in general and administrative costs was higher consulting fees. Interest expense totaled $4.5 million in the first half of 2011, the same as in the first half of 2010.

BOGOSO/PRESTEA OPERATIONS

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
BOGOSO/PRESTEA OPERATING RESULTS
Ore mined refractory (t)	607,814	655,647	1,302,571	1,452,600
Ore mined non-refractory	6,887	9,145	7,074	9,145

Total ore mined (t)	614,701	664,792	1,309,645	1,461,745
Waste mined (t)	5,392,767	3,983,169	9,481,987	7,947,817
Refractory ore processed (t)	604,088	711,804	1,325,316	1,392,714
Refractory ore grade (g/t)	2.31	3.17	2.40	3.08
Gold recovery – refractory ore (%)	66.0	69.4	63.2	70.6
Non-refractory ore processed (t)	—	—	—	—
Non-refractory ore grade (g/t)	—	—	—	—
Gold recovery - non-refactory ore (%)	—	—	—	—
Gold sales (oz)	34,077	52,764	64,653	98,673
Total cash cost ($/oz)	1,452	714	1,433	725
Royalties ($/oz)	69	60	56	50

Cash operating cost ($/oz)	1,383	654	1,377	675

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Bogoso/Prestea’s second quarter 2011 revenues totaled $51.6 million, down $11.6 million from $63.3 million in the second quarter of 2010. The decrease was the result of a drop in the number of ounces sold, but this was partially offset by higher gold prices. Second quarter realized average gold price rose to $1,514 per ounce, up from $1,199 per ounce a year earlier. Bogoso’s sales decreased to 34,077 ounces in the second quarter of 2011, down from the 52,764 ounces in the second quarter of 2010. While ounces sold were down from a year earlier, second quarter ounces sold were up from 30,576 ounces in the first quarter of 2011 and 28,021 ounces in the fourth quarter of 2010. Decreases in tonnes processed, plant feed grade and gold recovery, as compared to the same quarter of 2010, contributed to the drop in ounces sold.

The decrease in grade and recovery reflects a change in ore source. In the second quarter of 2010, Bogoso’s main feed source was fresh ore from deep in the Buesichem pit, but mining was completed at the Buesichem pit in the third quarter of 2010 and subsequently Bogoso moved its mining fleet to other pits at Bogoso where ore grades have been lower than at Buesichem. Furthermore, start-up of mining at the new pits requires mining through the partially oxidized caps found at shallow depths over the new ore bodies, which typically yield lower gold recoveries than found in fresher, deeper ore.

Geologic drill data indicates that fresher ore is expected at deeper levels in the Bogoso pits and during 2011, as mining progresses deeper into the current pits, an improvement in gold recovery rates is expected. While second quarter 2011 gold recovery was still lower than in the second quarter of 2010, the 66.0 percent recovery achieved in the second quarter of 2011 was up from 61.0 percent in the first quarter of 2011 and up from 56.2 percent in the fourth quarter of 2010, increasing in line with our expectations of better recoveries at deeper mining horizons. As in the second quarter of 2010, there was no oxide ore processed at the Bogoso oxide plant in the second quarter of 2011.

Bogoso’s second quarter 2011 cash operating costs of $47.1 million were up from $34.5 million in the second quarter of 2010. Increases in the price of electric power, fuel, cyanide and labor since the second quarter of 2010 were contributors to the increase. In addition Bogoso moved 35% more waste rock in the second quarter of 2011 than it did a year earlier which caused higher equipment rental costs, additional equipment maintenance costs and additional equipment operating costs. The inventory of blasted rock in the pits was also increased to allow flexibility for better ore blending which in turn has contributed to the improvements in gold recovery, as stated above.

A decrease in ounces sold, combined with higher cash operating costs, resulted in cash operating costs per ounce of $1,383 up from $654 in the second quarter of 2010. Bogoso’s royalty costs were lower than a year earlier because fewer ounces were sold. The drop in ounces sold also contributed to lower units-of-production amortization expense, as did an increase in gold reserves at the end of 2010.

Management is working to improve mining efficiencies at Bogoso to achieve reductions in unit costs. Such efforts have included employment of a team of mining efficiency consultants, re-evaluation of pit sequencing and evaluation of mine planning practices and execution. The Bogoso mining management team has also been reorganized and a new general manager was appointed during the second quarter.

Efforts are also underway to restart mining ore at the Pampe oxide property near Bogoso. It is expected that Pampe oxide ores will be less expensive to process than the Bogoso sulfide ores and are expected to yield better gold recovery rates. In early August, a mining contractor was mobilized to Pampe who will strip waste rock and stockpile oxide ore during the balance of 2011. The Bogoso oxide plant is scheduled to begin processing Pampe oxide ore by early 2012.

We are also seeking permits to move forward with the Bogoso tailings recovery projects which will provide additional oxide ore to Bogoso. Lower processing costs and improved recovery from the Bogoso oxide operations are expected to contribute to lower average cash operating costs per ounce at Bogoso. We also plan to resume mining at the Buesichem pit south of Bogoso in the second half of 2011 with a new cut back at the north end of the Buesichem pit. This pit will furnish refractory ore to the Bogoso sulfide plant.

In March 2011, GSBPL provided $12 million of reclamation bonding to the Ghana Environmental Protection Agency (“EPA”) to cover backfilling of the Plant North pit at Prestea which we mined from 2003 to 2006. The bonding requirements were met by $1.2 million cash deposit and a $10.8 million letter of credit from a commercial bank. We expect that the backfilling will be completed in the third quarter of 2011 and that the EPA will release the bonding requirement and cash collateral prior to the end of 2011. During the second quarter of 2011, the bonding requirement was reduced to $8.1 million.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Bogoso/Prestea’s revenues totaled $94.1 million in the first half of 2011, down from $114.2 million in the same period of 2010. The decrease was a result of a drop in the number of ounces sold, but this was partially offset by higher gold prices. Bogoso’s realized gold price averaged $1,455 per ounce in the first half of 2011, up from $1,158 per ounce a year earlier. Bogoso’s sales decreased to 64,653 ounces in the first six months of 2011, down from the 98,673 ounces in the first six months of 2010. Decreases in tonnes processed, plant feed grade and gold recovery contributed to the drop in ounces sold.

The decrease in grade and recovery reflects a change in ore source. In the first half of 2010, Bogoso’s main feed source was fresh ore from deep in the Buesichem pit, but mining was completed at the Buesichem pit in the third quarter of 2010 and subsequently Bogoso moved its mining fleet to other pits at Bogoso where ore grades have been lower than at Buesichem. Furthermore, start-up of mining at the current pits requires mining through the partially oxidized caps found at shallow depths over the new ore bodies, which typically yield lower gold recoveries than found in fresher, deeper ore.

Geologic drill data indicates that fresher ore is expected at deeper levels in the new Bogoso pits and during 2011, as mining progresses deeper into the new pits, improvement in gold recovery rates is expected. As in the first half of 2010, there was no oxide ore processed at the Bogoso oxide plant in the first quarter of 2011. As explained in the second quarter discussion above, gold recovery and gold sold have trended up in recent quarters.

Bogoso’s cash operating costs totaled $89.0 million in the first six months of 2011, up from $66.6 million in the first six months of 2010. Increases in the price of electric power, fuel, cyanide and labor since early 2010 were major factors in the increase. Bogoso also saw higher maintenance costs than a year earlier.

A decrease in ounces sold and higher cash operating costs resulted in a $1,377 per ounce cash operating cost in the first half of 2011, up from $675 in the same period of 2010. Bogoso’s royalty costs were lower than a year earlier because gold revenues were lower on fewer ounces sold. The drop in ounces sold also contributed to lower units-of-production amortization expense, as did an increase in gold reserves at the end of 2010.

WASSA OPERATIONS

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
WASSA/HBB OPERATING RESULTS
Ore mined (t)	576,246	654,855	1,279,302	1,230,758
Waste mined (t)	3,491,281	4,672,043	7,606,272	9,872,915
Ore and heap leach materials processed (t)	665,466	618,624	1,389,236	1,249,378
Grade processed (g/t)	1.93	2.54	2.14	2.47
Recovery (%)	94.1	95.1	94.7	95.1
Gold sales (oz)	38,463	47,648	91,795	94,677
Total cash cost ($/oz)	887	681	836	623
Royalties ($/oz)	76	60	57	49

Cash operating cost ($/oz)	811	621	779	574

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Wassa sold 38,463 ounces in the second quarter of 2011, down from 47,648 ounces in the second quarter of 2010. The impact of fewer ounces sold was offset by higher average gold prices and second quarter revenues totaled $58.2 million, up from $57.1 million in the same quarter of 2010. Wassa’s second quarter 2011 realized gold price averaged $1,513 per ounce, up from $1,197 per ounce a year earlier.

Wassa processed 46,842 more tonnes of ore during the second quarter of 2011 than it did in the same period of 2010 when the processing plant lost several days of production due to an unscheduled maintenance project. While second quarter plant through put was higher than in the same period of 2010, plant feed grades dropped to 1.93g/t, down from 2.54g/t in the second quarter of 2010, which offset the impact of higher processing rate and yielded fewer ounces sold. Ore grades fell as mining proceeded into lower grade areas of the Wassa and Benso ore bodies.

Cash operating costs totaled $31.2 million in the second quarter of 2011, up from $29.6 million in the second quarter of 2010. Increases in the price of electric power, fuel, cyanide, labor and maintenance contributed to higher operating costs. While ounces sold were lower than in the second quarter of 2010, higher cash operating costs resulted in a cash operating cost per ounce of $811, as compared to $621 per ounce in the same quarter of 2010. As at Bogoso, Wassa is also re-evaluating its mining and ore processing programs to identify and achieve cost reductions and efficiency improvements.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Wassa sold 91,795 ounces in the first six months of 2011, down from 94,677 ounces in the first six months of 2010. While plant through put was higher than in the first half of 2010, plant feed grades dropped to 2.14g/t, down from 2.47g/t in the first half of 2010, offsetting the improvement in processing rates. Ore grades fell as mining proceeded into lower grade areas of the Wassa and HBB ore bodies during the first half of 2011. Higher gold realized prices offset the fewer ounces sold to yield revenues of $132.2 million, up from $109.4 million in the first half of 2010. Wassa’s realized gold price averaged $1,440 per ounce in the first six months of 2011, up from $1,155 per ounce a year earlier.

Cash operating costs totaled $71.5 million in the first six months of 2011, up from $54.3 million in the first six months of 2010. Increases in the price of electric power, fuel, cyanide, labor and maintenance contributed to higher operating costs. The drop in ounces sold as compared to first six months of 2010, coupled with higher cash operating costs, resulted in an increase in cash operating cost per ounce to $779, as compared to $574 per ounce in the same period of 2010.

DEVELOPMENT PROJECTS

PAMPE AND THE BOGOSO OXIDE PLANT REFURBISHMENT

Efforts are underway to restart mining ore at the Pampe oxide property near Bogoso. It is expected that Pampe oxide ores will be less expensive to process than the Bogoso sulfide ores and should yield better gold recovery rates. In August, a mining contractor was mobilized to Pampe who will strip waste rock and stockpile oxide ore during the balance of 2011. The Bogoso oxide plant is scheduled to begin processing Pampe oxide ore by early 2012. Pampe is located 19 kilometers west of the Bogoso processing plant site. In conjunction, the Bogoso oxide plant will undergo a refurbishment during the balance of 2011 to prepare it for the Pampe ore and recovered tailings.

BOGOSO TAILINGS RECOVERY PROJECT

In 2010, $8 million was approved for construction of a hydraulic tailings recovery system and associated piping that will feed tailings from a decommissioned Bogoso tailings storage facility directly to the Bogoso oxide plant’s CIL circuit. The project is expected to come online in early 2012, subject to permitting. A draft EIS was submitted to the EPA in the first quarter of 2011 and we are waiting for the EPA’s comments before finalizing the EIS.

Permits are also being sought to recover tails from the Marlu area, which is approximately 8 km north of the Bogoso oxide plant and close to the Bogoso North pit that is currently being mined.

While the grade of the tailings material is lower than the ores typically treated in the Bogoso oxide plant, the operating costs are expected to be low since reclaimed tailings have a low mining cost and can be fed directly into the existing CIL circuit thereby resulting in lower overall processing costs. It is expected that this material will be a supplemental feed blended with oxide ores mined from Pampe and Prestea South once these mines are brought on line.

PRESTEA SOUTH PROPERTIES

We received mining permits for Prestea South in 2008 and continue to pursue required environmental permits. We expect to initiate development at Prestea South, including its 10 kilometer haul road extension, once the environmental permits are received. The Prestea South oxide ore will be transported to Bogoso and processed through the Bogoso oxide plant. The Prestea South sulfide ore will be processed through the Bogoso sulfide plant. The Ghana EPA requested an update to the Prestea South Project Environmental Impact Statement (“EIS”) and a draft EIS was submitted to the EPA in April 2011.

EXPLORATION

While much of our 2011 exploration activity has focused around our existing mines, we also plan to execute active exploration programs in Brazil, Sierra Leone and Code d’Ivoire. We are planning to spend approximately $20 million on all exploration efforts in 2011 with approximately 48% of the budgeted amount scheduled for Bogoso/Prestea projects and 40% for Wassa/HBB projects. Due to a shortage of contract drill rigs in West Africa, our exploration plans have been scaled back in certain areas.

During the second quarter we employed seven drill rigs in and around our active mine sites at Bogoso, Wassa, Benso and Hwini-Butre. At Bogoso, drilling continued to define the mineralized zones at our recent Buesichem South discovery and additional drilling was done at Beposo and Bogoso North. At Wassa, Hwini Butre and Benso we completed initial drilling of targets along the main haul road to the Wassa processing plant and results from this program have justified further drilling later in 2011 once the seasonal rains end.

Three drill rigs have been employed at Wassa testing high grade zones at depth below the Wassa area pits as well as testing mineralization along strike to the south of the current reserves where the mineralized zones remain open. During the second quarter, we also mobilized our core drilling rig to Hwini Butre where drilling evaluated the underground potential below the Father Brown and Adoikrom deposit.

With recent improvement in the Cote d’Ivoire’s political situation, we plan to begin drilling there in the second half of 2011 on some of the soil anomalies that were identified by surface sampling programs in recent years.

Additional drilling is also planned at the Sonfon project in Sierra Leone in the second half of 2011. Exploration crews are currently preparing drill pads in anticipation of the planned drilling programs.

Our field activities in Brazil were accelerated during the second quarter. We mobilized sampling crews to continue with the regional stream sediment sampling and soil sampling. The number of field crews will be increased in the third quarter to allow completion of stream sediment sampling over the entire 3400 square kilometer Iriri Joint Venture block.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2011, our cash and cash equivalents decreased by $50.1 million, to $127.9 million at June 30, 2011. Of the $50.1 million decrease, $41.1 million was used in investing activities, including $7.5 million on mining property development projects, $2.4 million to purchase a residual minority interest in the Prestea Underground, $19.9 million for the acquisition of new equipment and facilities at the mine sites, $8.1 million on drilling and exploration at the mine sites and $3.2 million on other items.

Operations provided $17.4 million of cash flow before working capital changes during the first six months 2011. Lower gold sales at Bogoso and at Wassa and increases in the price of operational inputs at both mines contributed to the reduction as compared to the same period in 2010. Of the $24.7 million used in working capital, approximately half was related to a retroactive increase in electric power in December 2010, which was subsequently paid in January 2011.

In addition, $11.8 million of cash was used during the first half of 2011 on reclamation projects. Most of the 2011 spending has been, and will continue to be related to backfilling the old Plant North pit at Prestea which was mined between 2003 and 2006.

Debt and capital lease payments used $5.3 million during the first six months of 2011 and $3.5 million was drawn on our equipment financing facility. Payments on our equipment financing facility reduced the outstanding balance to $15.1 million at June 30, 2011, with available credit of $24.9 million. During the first six months of 2011, all of our cash was held as cash or was invested in funds that held only U.S. treasury notes and bonds.

LIQUIDITY OUTLOOK

We expect that project development costs, equipment purchases and capital investments will continue to use cash during the remainder of 2011 in amounts that exceed 2010 levels. As shown in the two following tables, we expect to spend approximately $111 million for capital projects at Bogoso/Prestea and Wassa/HBB during 2011:

Bogoso/Prestea Capital Expenditures	2011
(millions)
Mine development	$18
Mining equipment	8
Mine site exploration	8
Water treatment plant	10
Tailings reclamation project	5
Oxide plant upgrades	4
Tailings dam	4
Sulfide plant	9
Other items	5

Total	$71

Wassa/HBB Capital Expenditures	2011
(millions)
Tailings dam	$7
Mining equipment	11
Mine site exploration	9
Mine development	6
Processing plant	3
Other	4

Total	$40

In addition, we expect to spend approximately $23.8 million on reclamation projects at Bogoso/Prestea and Wassa/HBB during 2011, most of which is related to the back filling and rehabilitation of the old Plant North pit and associated dumps at Prestea. In 2012, Bogoso/Prestea expects to spend approximately $68 million on capital projects and equipment, Wassa expects to spend approximately $18 million on capital projects, and $7 million is scheduled for reclamation projects in Ghana.

We maintain a $40.5 million revolving line of credit and also have an additional $24.9 million of borrowing capacity under our equipment financing credit facility. During the remainder of 2011, we expect to pay $4.4 million of principal and interest on our equipment financing facility, $2.5 million of interest payments on the convertible debentures which mature on November 30, 2012, and $1.3 million in interest and principal of our capital leases.

We expect that our operating cash flow in 2011, along with cash on hand, the revolving credit facility and equipment financing facility, will be sufficient to cover capital and operating needs during 2011.

Scheduled payments on outstanding debt as of June 30, 2011:

Liabilities	Six Months 2011	2012	2013	2014	2015	Maturity
Equipment financing loans
principal	$3,840	$5,733	$3,865	$1,230	$499	2010 to 2014
interest	516	651	292	87	12
Capital leases
principal	1,306	224	—	—	—	Feb 28, 2012
interest	46	2	—	—	—
Revolving credit facility
principal	—	—	—	—	—	Sep 30, 2012
interest	—	—	—	—	—
Convertible debentures
principal	—	125,000	—	—	—	Nov 30, 2012
interest	2,500	5,000	—	—	—

Total	$8,208	$136,610	$4,157	$1,317	$511

LOOKING AHEAD

Bogoso/Prestea mine focused its efforts in the second quarter of 2011 on returning the Chujah pit to design by mining 32% more waste than in the first quarter. This resulted in a temporary increase in the stripping ratio to 10.5:1 versus design of 8:1, lower ore mining rate and processing throughput, and a commensurate increase in cash operating costs. We expect to mine extra waste through the end of 2011 with the stripping ratio dropping to design for the whole of 2012.

While the processed ore grade was down 6% in the second quarter of 2011, quarter on quarter, this was offset by the higher metallurgical recovery attained in the sulfide plant. This was a direct consequence of processing an appropriate blend of fresh and transition ores rather than milling a higher proportion of transition material. Recovery rates are improving from previous quarters with sulfide recovery rates of 56.2% for the fourth quarter of 2010, to 61.0% for the first quarter of 2011 to 66.0% for the second quarter of 2011. As the pits are returned to design over the next two quarters, we expect to be able to feed a more optimal blend of ore at a higher and more consistent rate and it is expected that this will result in higher recovery and gold production.

Our main objectives for the remainder of 2011 are:

•	Permitting and development of the Bogoso tailings treatment projects;

•	Continue to optimize and stabilize ore feed at Bogoso to improve throughput, metallurgical recoveries and resultant gold production;

•	Continue reserve and resource definition drilling at Bogoso/Prestea and Wassa/HBB;

•	Reopening the Pampe pit to provide oxide ore to the Bogoso oxide processing plant;

•	Finalization of the permitting and development of the Prestea South project;

•	Advance the development of the Prestea Underground Project; and

•	Working toward cost reductions at Wassa/HBB.

The following guidance reflects current expectations of performance at the Bogoso and Wassa mines for 2011 and 2012.

	First Half 2011 Actual	Q3 2011	Q4 2011	2011 Total	2012 Total
Bogoso
Ounces	64,653	43,000	46,000	153,653	250,000
Average cash operating cost per ounce	$1,377	$1,025	$1,045	$1,179	$950

Wassa
Ounces	91,795	40,000	46,000	177,795	145,000
Average cash operating cost per ounce	$779	$865	$780	$799	$850

Consolidated
Ounces	156,448	83,000	92,000	331,448	395,000
Average cash operating cost per ounce	$1,026	$948	$913	$975	$913

Notes:

1.	2011 Bogoso/Prestea production guidance includes only output from the Bogoso sulfide mill. 2012 guidance includes approximately 92,000 ounces from oxide and other non-refractory ores.

2.	Costs at Bogoso/Prestea include extra stripping required to recover the mining sequence.

3.	Power and fuel prices used in the forecast are unchanged from present at $0.15 per kilowatt-hour and $1.35 per liter, respectively.

4.	Ounces shown for Wassa in 2012 are dependent upon timely receipt of the environmental permit needed to raise Wassa’s tailings dam.

5.	Bogoso cash operating cost in 2012 includes the operating cost of a new water treatment plant scheduled to come on line in early 2012. The water treatment costs will add approximately $60 per ounce at Bogoso in 2012 and 2013, but will drop sharply after 2013 when the current backlog of process water is treated and discharged from the tails ponds.

As more fully disclosed in the Risk Factors in Item 1A of this Form 10-Q, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

ENVIRONMENTAL LAWS AND REGULATIONS

In the various jurisdictions where we operate, all phases of our exploration, project development, and operations are subject to environmental laws and regulations. These laws and regulations may define, among other things, air and water quality standards, waste management requirements, and closure and rehabilitation obligations. In general, environmental legislation is evolving to require more strict operating standards, more detailed socioeconomic and environmental impact assessments of proposed projects, and a heightened degree of accountability for companies and their officers, directors, and employees for corporate social responsibility, and health and safety. Changes in environmental regulations, and the way they are interpreted by the regulatory authorities, could affect the way we operate, resulting in higher environmental and social operating costs that may affect the viability of our operations.

We note a continuing trend toward substantially increasing environmental requirements and greater corporate social responsibility expectations in Ghana. This includes requirements for more permits, analysis, data gathering, community hearings and negotiations than have been required typically in the past for both routine operational needs and for new development projects. The trend to longer lead times in obtaining environmental permits has reached a point where we are no longer able to accurately estimate permitting times for our planning purposes. The increases in permitting requirements could affect our environmental management activities including but not limited to tailings disposal facilities and water management projects at our mines.

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

In July 2011 we increased a letter of credit for Wassa’s environmental bonding from $2.85 million to $7.8 million. This brought the bonded amount, including $0.15 million of cash, from $3.0 million to $7.95 million.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

OUTSTANDING SHARE DATA

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to August 5, 2011. As of August 5, 2011, we had outstanding 258,609,486 common shares, options to acquire 8,485,872 common shares, 8,483 deferred share units, and convertible debentures which are convertible into 25,000,000 common shares.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our debt, changes in foreign currency exchange rates and commodity price fluctuations.

INTEREST RATE RISK

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Our convertible senior unsecured debentures and the outstanding loans under our equipment financing facility bear interest at a fixed rate and do not subject us to changes in future interest payments, but the fair value of these liabilities can fluctuate with changes in our borrowing rates. Our revolving credit facility has a variable interest rate of the higher of the applicable lender’s cost of funds (capped at 1.25% per annum above LIBOR) and LIBOR plus a margin of 5%. As of June 30, 2011, we had a nil balance outstanding on this facility. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.

FOREIGN CURRENCY EXCHANGE RATE RISK

Currency risk is risk that the fair value of future cash flows will fluctuate because of changes in foreign currency exchange rates. In addition, the value of cash and cash equivalents and other financial assets and liabilities denominated in foreign currencies can fluctuate with changes in currency exchange rates.

Since our revenues are denominated in U.S. dollars and our operating units transact much of their business in U.S. dollars, we are typically not subject to significant impacts from currency fluctuations. Even thus, certain purchases of labor, operating supplies and capital assets are denominated in Ghana cedis, Euros, British pounds, Australian dollars and South African rand. To accommodate these purchases, we maintain operating cash accounts in non–U.S. dollar currencies and appreciation of these non–U.S. dollar currencies against the U.S. dollar results in a foreign currency gain and a decrease in non–U.S. dollar currencies results in a loss. In the past, we have entered into forward purchase contracts for South African rand, Euros and other currencies to hedge expected purchase costs of capital assets. During 2010 and 2009 we had no currency related derivatives. At December 31, 2010, and June 30, 2011, we held $9.4 million and $8.3 million, respectively, of foreign currency.

COMMODITY PRICE RISK

Gold is our primary product and changes in the price of gold can significantly affect our results of operations and cash flows. Based on our expected gold production in 2011, a $10 per ounce change in gold price would result in a $3 to $4 million change in our sales revenues and operating cash flows. To reduce gold price volatility, we have at various times used gold price derivatives. We do not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in our Consolidated Statements of Operations as Derivative Gains and Losses.

We held no gold price derivatives as of December 31, 2010. In January 2011, we entered into a series of put and call contracts covering 76,800 ounces of future gold production between February and December 2011. The contracts are spread evenly in each week over this period and are structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,457 per ounce. As of June 30, 2011, contracts covering 41,600 ounces of gold were outstanding.

In early February 2011, we entered into a second set of put and call contracts covering 75,200 ounces of future gold production between February and December 2011. The contracts are spread evenly in each week during this period and are structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,503 per ounce. As of June 30, 2011, 41,600 of these were still outstanding.

The puts were purchased to temporarily establish a fixed gold price for the output of one of our mines which is experiencing a period of higher than typical operating costs during the development phase of its new pit. The calls were sold to provide funding for purchase of the puts. Additional information about our gold price derivative activity can be found in Note 5 of our financial statements.

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

This Form 10-Q was prepared with the assistance of, and approval by our Disclosure Committee prior to its filing with securities regulators in the U.S., Canada and Ghana. Our Disclosure Committee includes a broad cross-section of Company employees who are closely associated with and knowledgeable about the Company’s operations and its engineering, exploration, legal, environmental, socio-economic and financial activities. Our Forms 10-Q and 10-K, are also reviewed by our Audit Committee which, prior to filing, meets with senior management to review the documents. Subsequent to its review, the Audit Committee forwards the documents to the Board of Directors with recommendation that the directors approve the document for filing with securities regulators and distribution to shareholders.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

B.D. Goldfields Action—On July 19, 2011 B.D. Goldfields, Ltd. (“plaintiff”), a Ghanaian registered company, filed suit in the Superior Court of Judicature in the High Court of Justice, Commercial Division in Accra, Ghana (suit number RPC/282/2011), against Golden Star Resources Ltd. and our subsidiary St. Jude Resources Ltd. The plaintiff is challenging the validity of the concession contracts and settlements related to our acquisition of the Hwini-Butre gold property in Ghana in 2006. More specifically the plaintiff is taking the position that the original sales agreement covered only a small section of the Hwini-Butre concession and is now seeking $24 million plus a royalty for the remaining portion of the concession. The plaintiff has previously filed similar suits in other jurisdictions, challenging our ownership of the Hwini-Butre concession and these prior claims were dismissed by the courts. The plaintiff is seeking an injunction which would halt mining on the concession until all legal issues are resolved. We believe this action is frivolous and we intend to vigorously defend against all claims. No further developments are expected in this litigation until October 2011 when the court reconvenes after its recess.

ITEM 1A.	RISK FACTORS

The risk factors for the quarter ended June 30, 2011 are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ THOMAS G. MAIR
Thomas G. Mair
President and Chief Executive Officer

Date: August 8, 2011

By:	/s/ JOHN A. LABATE
John A. Labate
Senior Vice President and Chief Financial Officer

Date: August 8, 2011